Form 10-Q
period 2002-06-30
COMPUTER PROGRAMS & SYSTEMS INC
filed 2002-08-13
CIK 1169445

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                          to                         .

Commission file number: 000-49796

COMPUTER PROGRAMS AND SYSTEMS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	74-3032373 (I.R.S. Employer Identification No.)

6600 Wall Street, Mobile, Alabama (Address of Principal Executive Offices)	36695 (Zip Code)

(251) 639-8100
(Registrant’s Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐        No  ☒

As of August 12, 2002, there were 10,488,000 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.
Form 10-Q
(For the period ended June 30, 2002)

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED BALANCE SHEETS (Unaudited)

	June 30, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$6,370,444	$2,018,643
Accounts receivable, net of allowance for doubtful accounts of $631,000 and $532,000, respectively	10,111,305	8,107,467
Financing receivables, current portion	908,638	769,423
Inventories	1,446,375	1,126,353
Deferred tax assets	950,129	—
Prepaid expenses	428,573	196,276

Total current assets	20,215,464	12,218,162
Property and equipment
Land	936,026	936,026
Maintenance equipment	2,352,516	2,114,224
Computer equipment	3,372,693	2,906,476
Office furniture and equipment	843,266	793,576
Automobiles	89,934	89,934

	7,594,435	6,840,236
Less accumulated depreciation	(3,322,049)	(2,805,709)

Net property and equipment	4,272,386	4,034,527
Financing receivables	852,018	998,797

Total assets	$25,339,868	$17,251,486

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of note payable	$—	$86,185
Accounts payable	1,043,780	1,033,349
Deferred revenue	1,996,037	1,601,130
Sales, income and use taxes payable	1,887,079	1,879,939
Accrued vacation	1,254,149	1,075,450
Accrued stockholders’ distribution	1,250,000	—
Other accrued liabilities	724,290	875,339
Income taxes payable	376,020	—

Total current liabilities	8,531,355	6,551,392
Note payable	—	663,712
Stockholders’ equity:
Common stock, par value $0.001 per share; 30,000,000 shares authorized; 10,488,000 and 9,288,000 shares issued and outstanding, respectively	10,488	9,288
Additional paid-in capital	17,543,552	109,811
Deferred compensation	(250,942)	—
Retained earnings (deficit)	(494,585)	9,917,283

Total stockholders’ equity	16,808,513	10,036,382

Total liabilities and stockholders’ equity	$25,339,868	$17,251,486

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three months ended June 30		Six months ended June 30
	2002	2001	2002	2001
Sales revenues:
System sales	$8,914,120	$7,027,524	$17,714,352	$13,794,161
Support and maintenance	7,377,216	6,272,661	14,467,144	12,280,713
Outsourcing	1,220,108	832,817	2,250,655	1,587,384

Total sales revenue	17,511,444	14,133,002	34,432,151	27,662,258
Costs of sales:
System sales	6,313,630	5,435,651	12,360,414	10,488,037
Support and maintenance	3,275,248	2,842,777	6,506,160	5,536,642
Outsourcing	723,977	455,551	1,347,699	880,641

Total costs of sales	10,312,855	8,733,979	20,214,273	16,905,320

Gross profit	7,198,589	5,399,023	14,217,878	10,756,938
Operating expenses:
Sales and marketing	1,326,909	1,146,944	2,672,894	2,530,273
General and administrative	3,108,938	2,342,601	5,983,647	4,590,403

Total operating expenses	4,435,847	3,489,545	8,656,541	7,120,676

Operating income	2,762,742	1,909,478	5,561,337	3,636,262
Other income (expense):
Interest income	51,338	31,514	93,867	55,394
Miscellaneous income	63,438	19,111	108,488	28,313
Interest expense	(9,334)	(29,493)	(23,677)	(45,381)

Total other income	105,442	21,132	178,678	38,326

Income before taxes	$2,868,184	$1,930,610	$5,740,015	$3,674,588
Income taxes	486,147	—	486,147	—

Net income	$2,382,037	$1,930,610	$5,253,868	$3,674,588

Net income per share—basic	$0.24	$0.21	$0.55	$0.40

Net income per share—diluted	$0.24	$0.21	$0.55	$0.40

Weighted average shares outstanding
Basic	9,815,473	9,288,000	9,553,193	9,288,000
Diluted	9,829,027	9,288,000	9,560,008	9,288,000
Pro forma income data:
Historical income before provision for income taxes	$2,868,184	$1,930,610	$5,740,015	$3,674,588
Pro forma income taxes	1,075,569	718,736	2,158,138	1,367,992

Pro forma net income	$1,792,615	$1,211,874	$3,581,877	$2,306,596

Pro forma net income per share—basic	$0.18	$0.13	$0.37	$0.25

Pro forma net income per share—diluted	$0.18	$0.13	$0.37	$0.25

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30
	2002	2001
Operating Activities:
Net Income	$5,253,868	$3,674,588
Adjustments to net income
Provision for bad debt	99,000	85,383
Deferred taxes	(15,865)	—
Deferred compensation	4,253	—
Depreciation	416,000	416,000
Changes in operating assets and liabilities:
Accounts receivable	(2,102,838)	482,102
Financing receivables	7,564	(400,774)
Inventories	(320,022)	(150,207)
Prepaid expenses	(232,297)	197,226
Accounts payable	10,431	(615,043)
Deferred revenue	394,907	143,933
Sales, income and use taxes payable	7,140	10,631
Other liabilities	27,650	(172,802)
Income taxes payable	376,020	—

Net cash provided by operating activities	3,925,811	3,671,037
Investing Activities:
Purchases of property and equipment	(653,859)	(648,190)

Net cash used in investing activities	(653,859)	(648,190)
Financing Activities:
Proceeds from issuance of common stock, net of expenses	17,179,746	—
Principal payments on note payable	(749,897)	(39,091)
Distributions to stockholders	(15,350,000)	(3,000,000)

Net cash provided by (used in) financing activities	1,079,849	(3,039,091)

Increase (decrease) in cash and cash equivalents	4,351,801	(16,244)
Cash and cash equivalents at beginning of period	2,018,643	1,033,148

Cash and cash equivalents at end of period	$6,370,444	$1,016,904

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.  BASIS OF PRESENTATION

Computer Programs and Systems, Inc. (CPSI or the Company) is a healthcare information technology solution provider which was formed and commenced operations in 1979. The Company provides, on an integrated basis, enterprise-wide clinical management, access management, patient financial management, health information management, strategic decision support, resource planning management and enterprise application integration solutions to healthcare organizations throughout the United States. Additionally, CPSI provides other information technology solutions including outsourcing, remote hosting, networking technologies and other related services.

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the periods presented. All such adjustments are considered of a normal recurring nature. Quarterly results of operations are not necessarily indicative of annual results.

Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2001 and the notes thereto contained in our prospectus filed with the SEC on May 21, 2002.

2.  PUBLIC OFFERING OF COMMON STOCK AND RECAPITALIZATION

On May 21, 2002, the Company successfully completed an initial public offering of 3.0 million shares of common stock at a price of $16.50 per share. Of the shares offered, 1.2 million shares were sold by the Company and 1.8 million were offered by selling stockholders. In addition, the underwriters for the Company exercised their over-allotment option by purchasing an additional 450,000 shares at $16.50 per share from selling stockholders. Of the net proceeds to the Company of approximately $17.2 million, approximately $12.8 million was used to fund a partial distribution to pre-IPO stockholders of previously taxed S corporation income, and the balance was used to repay outstanding debt and for general corporate purposes.

On May 1, 2002, the Company declared a 430 for 1 stock split, and on May 6, 2002, the Company amended its Articles of Incorporation to increase the Company’s total authorized shares to 10,000,000 and to change the par value to $0.001 per share. All share and per share amounts for all periods presented in the accompanying condensed financial statements have been restated to reflect the split.

Effective immediately prior to the completion of the offering, the Company reincorporated in Delaware. As a Delaware corporation, the Company now has 30,000,000 shares of authorized common stock with a par value per share of $0.001.

3.  NET INCOME PER SHARE

Pro forma net income per share consists of the Company’s historical net income as an S corporation, adjusted for additional income taxes that would have been recorded had the Company operated as a C corporation. The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. The difference between basic and diluted EPS is solely attributable to stock options. The Company uses the treasury stock method to calculate the impact of outstanding stock options. For the three month and six month periods ended June 30, 2002, these dilutive shares were 13,554 and 6,815, respectively.

4.  INCOME TAXES

The financial statements of the Company do not include a provision for income taxes through May 20, 2002 because the taxable income of the Company was included in the income tax returns under the S corporation election through that date. Upon completion of the IPO, the Company’s S corporation status was terminated and the Company became subject to federal and state income taxes. Upon revocation of the S corporation election, the Company recorded a $934,000 credit to retained earnings as a deferred tax benefit. Prior to its termination as an S corporation, the Company declared a distribution of earned, but undistributed, accumulated S corporation earnings through the date the Company became a C corporation. A partial distribution in the amount of $12,750,000 was disbursed on May 28, 2002. An estimated payable of the remaining balance is recorded on the balance sheet of the Company in the amount of $1,250,000. The ultimate payout will be determined based on as-filed income tax returns for the year ended December 31, 2002.

The Company provides for income taxes using the liability method in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. Deferred tax assets and liabilities are comprised of the following at June 30, 2002:

Deferred tax assets:
Accounts receivable	$165,497
Sales, income and use tax receivables	74,229
Sales, income and use tax interest	213,986
Accrued liabilities	591,775

1,045,487
Deferred tax liabilities:
Deferred compensation	(95,358)

Net deferred tax assets	$950,129

Significant components of the income tax provision for the three month and six month periods ended June 30, 2002 are as follows:

Current provision:
Federal	$434,342
State	67,672
Deferred provision:
Federal	(14,197)
State	(1,670)

Total income tax provision	$486,147

The difference between income taxes at the U. S. Federal statutory income tax rate of 34% and those reported in the condensed statement of income for the three month and six month periods ended June 30, 2002 are as follows:

Income taxes at U. S. Federal statutory rate	$1,951,605
State income tax, net of federal tax effect	43,561
S corporation	(1,509,529)
Other	510

$486,147

5.  DEFERRED COMPENSATION

On May 17, 2002, Kenny Muscat, one of the Company’s directors and principal stockholders, sold 66,667 shares of common stock to J. Boyd Douglas, Jr., one of the Company’s directors and its Chief Operating Officer for a price of $13.20 per share. The share price was determined by an independent valuation of the fair market value of the shares. A promissory note was delivered for the entire purchase price. The promissory note bears interest at the applicable rate for federal income tax purposes, and the entire principal balance is due five years after the date of the stock sale. As part of the same transaction, Mr. Muscat also transferred to Mr. Douglas 19,333 shares of common stock for $1.00. These shares are subject to a mandatory transfer obligation under which Mr. Douglas will be required to transfer the shares back to Mr. Muscat in the event Mr. Douglas’ employment with the Company terminates for certain reasons prior to the fifth anniversary of the transaction date. The mandatory transfer obligation will lapse as to 20% of the shares on each anniversary of the transaction date over the five year restriction period.

As a result of this transaction, the Company is required to record deferred compensation expense of $255,196, representing the amount of the fair market value of the 19,333 shares transferred to Mr. Douglas. The Company is amortizing this deferred compensation expense over 20 fiscal quarters, recognizing pre-tax compensation expense of $12,860 per quarter.

6.  STOCK OPTION PLAN

On May 21, 2002, the Company’s Board of Directors adopted the 2002 Stock Option Plan under which the Company has authorized the issuance of equity-based awards for up to 1,165,333 shares of common stock to provide additional incentive to employees and officers. Pursuant to the plan, the Company can grant either incentive or non-qualified stock options. Options to purchase common stock under the 2002 Option Plan have been granted to Company employees at the fair market value of the underlying shares on the date of grant.

Generally, stock options become 50% vested three years after the grant date and 100% vested five years after the grant date and expire seven years from the date of grant. Grants to executive officers of the Company become fully vested five years from the date of grant and expire seven years from the date of grant.

The Company has elected to follow Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized for the options granted in the six month period ended June 30, 2002.

A summary of stock option activity under the plan is as follows:

	Shares	Exercise Price
Outstanding on January 1, 2002	—	$—
Granted	466,133	16.50
Exercised	—	—
Forfeited	(2,183)	16.50

Outstanding on June 30, 2002	463,950	$16.50

Exercisable on June 30, 2002	—	$—

Shares available on June 30, 2002 for options that may be granted	699,200

Weighted-average grant date fair value		$16.50

Weighted-average remaining contractual life		7 years

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed financial statements and related notes appearing elsewhere herein.

This discussion and analysis contains forward-looking statements that involve risks and uncertainties. These forward-looking statements can be identified generally by the use of forward-looking terminology and words such as “expects,” “anticipates,” “estimates,” “believes,” “predicts,” “intends,” “plans,” “potential,” “may,” “continue,” “should,” “will” and words of comparable meaning. Without limiting the generality of the preceding statement, all statements in this report relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and future financial results are forward-looking statements. We caution investors that any such forward-looking statements are only predictions and are not guarantees of future performance. Certain risks, uncertainties and other factors may cause actual results to differ materially from those projected in the forward-looking statements. Such factors may include: overall business and economic conditions affecting the healthcare industry; saturation of our target market and hospital consolidations; changes in customer purchasing priorities and demand for information technology systems; competition with companies that have greater financial, technical and marketing resources than we have; failure to develop new technology and products in response to market demands; fluctuations in quarterly financial performance due to, among other factors, timing of customer installations; failure of our products to function properly resulting in claims for medical losses; government regulation of our products and customers; and interruptions in our power supply and/or telecommunications capabilities.

Additional information concerning these and other factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in our final prospectus filed with the Securities and Exchange Commission on May 21, 2002.

Overview

Computer Programs and Systems, Inc. (“CPSI” or the “Company”) is a healthcare information technology company that designs, develops, markets, installs and supports computerized information technology systems to meet the unique demands of small and midsize hospitals. Our target market includes acute care community hospitals with 300 or fewer beds and small specialty hospitals. We are a single-source vendor providing comprehensive software and hardware products complemented by data conversion, complete installation and extensive support. Our fully integrated, enterprise-wide system automates clinical and financial management in each of the primary functional areas of a hospital. In addition, we provide services that enable our customers to outsource certain data-related business processes, which we can perform more efficiently. We believe our products and services enhance hospital performance in the critical areas of clinical quality, revenue cycle management, cost control and regulatory compliance. From our initial hospital installation in 1981, we have grown to serve more than 400 hospital customers across 45 states and the District of Columbia.

Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2002

Revenues.    Total revenues increased by 23.9% or $3.4 million from $14.1 million for the three months ended June 30, 2001 to $17.5 million for the three months ended June 30, 2002.

System sales revenues increased by 26.8% or $1.9 million from $7.0 million for the three months ended June 30, 2001 to $8.9 million for the three months ended June 30, 2002. This increase was primarily due to an increase in the sale and installation of new systems.

Support and maintenance revenues increased by 17.6% or $1.1 million from $6.3 million for the three months ended June 30, 2001 to $7.4 million for the three months ended June 30, 2002. This increase was attributable to an increase in recurring revenues as a result of a larger customer base and also an increase in the volume of ASP and ISP services.

Outsourcing revenues increased by 46.5% or $0.4 million from $0.8 million for the three months ended June 30, 2001 to $1.2 million for the three months ended June 30, 2002. We experienced an increase in outsourcing revenues as a result of continued growth in customer demand for electronic billing and statement outsourcing services. We also began offering our business office outsourcing services in the first quarter of 2002, which contributed to the increase in outsourcing revenues for the second quarter of 2002.

Costs of Sales.    Total costs of sales increased by 18.1% or $1.6 million from $8.7 million for the three months ended June 30, 2001 to $10.3 million for the three months ended June 30, 2002. As a percentage of total revenues, cost of sales changed from 61.8% for the three months ended June 30, 2001 to 58.9% for the three months ended June 30, 2002.

        Cost of system sales increased by 16.2% or $0.9 million from $5.4 million for the three months ended June 30, 2001 to $6.3 million for the three months ended June 30, 2002. This increase was caused primarily by an increase in cost of equipment of $0.4 million as a direct result of our increase in system sales. Additionally, payroll related expenses increased $0.4 million as a result of increased employee headcount needed to support increasing sales volume. Travel expenses also increased by $0.1 million. The gross margin on system sales increased from 22.7% for the three months ended June 30, 2001 to 29.2% for the three months ended June 30, 2002. The increase in gross margin was due to an increase in the size of system installations in 2002.

Cost of support and maintenance increased by 15.2% or $0.5 million from $2.8 million for the three months ended June 30, 2001 to $3.3 million for the three months ended June 30, 2002. This increase was caused primarily by an increase in payroll related expenses of $0.4 as a result of increased employee headcount needed to support our increasing customer base. Also, telecommunication expenses increased $0.1 million due to increased utilization of our ISP services. The gross margin on support and maintenance revenues increased from 54.7% for the three months ended June 30, 2001 to 55.6% for the three months ended June 30, 2002. The increase in gross margin was due to an increasing base of ASP and ISP service volumes.

        Our costs associated with outsourcing services increased by 58.9% or $0.2 million from $0.5 million for the three months ended June 30, 2001 to $0.7 million for the three months ended June 30, 2002. Postage cost increased $0.1 million resulting from an increase in transaction volumes of our statement outsourcing services. Salary expense also increased $0.1 million due to the hiring of additional employees to support our business office outsourcing services.

Sales and Marketing Expenses.    Sales and marketing expenses increased by 15.7% or $0.2 million from $1.1 million for the three months ended June 30, 2001 to $1.3 million for the three months ended June 30, 2002. The increase was attributable to increased commission expense of $0.2 million.

General and Administrative Expenses.    General and administrative expenses increased 32.7% or $0.8 million from $2.3 million for the three months ended June 30, 2001 to $3.1 million for the three months ended June 30, 2002. The increase in expense was related to increased costs of $0.2 million associated with pay raises for existing employees and the hiring of additional employees to support the growth in our business. Additional expense increases were related to depreciation, telecommunications, professional fees and insurance related costs.

As a percentage of total revenues, sales and marketing expenses and general and administrative expenses increased from 24.7% for the three months ended June 30, 2001 to 25.3% for the three months ended June 30, 2002.

Pro Forma Net Income.    Pro forma net income increased 47.9% from $1.2 million for the three months ended June 30, 2001 to $1.8 million for the three months ended June 30, 2002. Pro forma net income represents 8.6% and 10.2% of revenues for the three months ended June 30, 2001 and 2002, respectively. Net income is discussed on a pro forma basis due to a provision for income taxes to reflect the estimated corporate income tax expense that the Company would have recognized had it not elected to be treated as an S corporation prior to the completion of its initial public offering.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2002

Revenues.    Total revenues increased by 24.5% or $6.7 million from $27.7 million for the six months ended June 30, 2001 to $34.4 million for the six months ended June 30, 2002.

System sales revenues increased by 28.4% or $3.9 million from $13.8 million for the six months ended June 30, 2001 to $17.7 million for the six months ended June 30, 2002. This increase was primarily due to an increase in the sale and installation of new systems.

Support and maintenance revenues increased by 17.8% or $2.2 million from $12.3 million for the six months ended June 30, 2001 to $14.5 million for the six months ended June 30, 2002. This increase was attributable to an increase in recurring revenues as a result of a larger customer base and also an increase in the volume of ASP and ISP services.

Outsourcing revenues increased by 41.8% or $0.7 million from $1.6 million for the six months ended June 30, 2001 to $2.3 million for the six months ended June 30, 2002. We experienced an increase in outsourcing revenues as a result of continued growth in customer demand for electronic billing and statement outsourcing services. We also began offering our business office outsourcing services in the first quarter of 2002, which contributed to the increase in outsourcing revenues for the six months ended June 30, 2002.

Costs of Sales.    Total costs of sales increased by 19.6% or $3.3 million from $16.9 million for the six months ended June 30, 2001 to $20.2 million for the six months ended June 30, 2002. As a percentage of total revenues, cost of sales changed from 61.1% for the six months ended June 30, 2001 to 58.7% for the six months ended June 30, 2002.

Cost of system sales increased by 17.9% or $1.9 million from $10.5 million for the six months ended June 30, 2001 to $12.4 million for the six months ended June 30, 2002. This increase was caused primarily by an increase in cost of equipment of $1.0 million as a direct result of our increase in system sales. Additionally, payroll related expenses increased $0.7 as a result of increased employee headcount needed to support increasing sales volume. Travel expenses also increase by $0.2 million. The gross margin on system sales increased from 24.0% for the six months ended June 30, 2001 to 30.2% for the six months ended June 30, 2002. The increase in gross margin was due to an increase in the size of system installations in 2002.

Cost of support and maintenance increased by 17.5% or $1.0 million from $5.5 million for the six months ended June 30, 2001 to $6.5 million for the six months ended June 30, 2002. This increase was caused primarily by an increase in payroll related expenses of $0.8 million as a result of increased employee headcount needed to support increasing customer base. Also, telecommunication expenses increased $0.2 million due to increased utilization of our ISP services. The gross margin on support and maintenance revenues increased from 54.9% for the six months ended June 30, 2001 to 55.0% for the six months ended June 30, 2002. The increase in gross margin was due to an increasing base of ASP and ISP service volumes.

Our costs associated with outsourcing services increased 53.0% or $0.4 million from $0.9 million for the six months ended June 30, 2001 to $1.3 million for the six months ended June 30, 2002. Postage cost increased $0.2 million resulting from an increase in transaction volumes of our statement outsourcing services. Salary expense also increased $0.2 million due to the hiring of additional employees to support our business office outsourcing services.

Sales and Marketing Expenses.    Sales and marketing expenses increased by 5.6% or $0.2 million from $2.5 million for the six months ended June 30, 2001 to $2.7 million for the six months ended June 30, 2002. The increase was attributable to increased commission expense of $0.1 million and also an increase in advertising and other expenditures of $0.1 million.

General and Administrative Expenses.    General and administrative expenses increased 30.4% or $1.4 million from $4.6 million for the six months ended June 30, 2001 to $6.0 million for the six months ended June 30, 2002. The increase in expense was related to increased costs of $0.4 million associated with pay raises for existing employees and the hiring of additional employees to support the growth in our business. Additional expense increases were related to depreciation, telecommunications, professional fees and insurance related costs.

As a percentage of total revenues, sales and marketing expenses and general and administrative expenses decreased from 25.7% to 25.1% for the six months ended June 30, 2001 and 2002, respectively.

Pro Forma Net Income.    Pro forma net income increased 55.3% from $2.3 million for the six months ended June 30, 2001 to $3.6 million for the six months ended June 30, 2002. Pro forma net income represents 8.3% and 10.4% of revenues for the six months ended June 30, 2001 and 2002, respectively. Net income is discussed on a pro forma basis due to a provision for income taxes to reflect the estimated corporate income tax expense that the Company would have recognized had it not elected to be treated as an S corporation prior to the completion of its initial public offering.

Liquidity and Capital Resources

At June 30, 2002, we had cash and short-term investments of $6.4 million, compared to $1.0 million at June 30, 2001. Net cash provided by operating activities for the six months ended June 30, 2002 were $3.9 million, compared to $3.7 million for the six months ended June 30, 2001. The increase was primarily due to the growth of our business.

Net cash used in investing activities totaled $0.7 million for the six months ended June 30, 2002, compared to $0.6 million for the six months ended June 30, 2001. We used cash primarily for the purchase of fixed assets.

Net cash received from financing activities totaled $1.1 million for the six months ended June 30, 2002, compared to $3.0 million used in financing activities for the six months ended June 30, 2001. We received $17.2 million as net proceeds from the sale of 1,200,000 shares of common stock in our initial public offering (“IPO”). Prior to the IPO, we made cash distributions to our stockholders in the amount of $2.6 million. From the IPO proceeds, we made additional cash distributions to our pre-IPO stockholders in the amount of $12.8 million in connection with the distribution of previously taxed S corporation income. We anticipate an additional cash distribution to these stockholders of approximately $1.3 million prior to the filing of our 2002 tax returns. We also retired outstanding long-term debt in the amount of $0.7 million.

We currently do not have a bank line of credit or other credit facility in place. Our future capital requirements will depend upon a number of factors, including the rate of growth of our sales, cash collections from our customers and our future investments in fixed assets. We believe that our available cash and cash equivalents and anticipated cash generated from operations will be sufficient to meet our operating requirements for the next 12 months.

Contractual Commitments

Our real estate leases are our principal contractual commitments requiring recurring payments in the future. Our payments under these leases subsequent to June 30, 2002 will be as follows:

Year	Amount
2002	$559,500
2003	1,119,000
2004	1,119,000
2005	1,119,000
2006	1,119,000
Thereafter	5,874,750

Total	$10,910,250

Related Party Transactions

On May 17, 2002, Kenny Muscat, one of our directors and principal stockholders, sold 66,667 shares of common stock to J. Boyd Douglas, Jr., one of our directors and our Chief Operating Officer, for a price of $13.20 per share. The share price was determined by an independent valuation of the fair market value of the shares. A promissory note was delivered for the entire purchase price. The promissory note bears interest at the applicable rate for federal income tax purposes, and the entire principal balance is due five years after the date of the stock sale. As part of the same transaction, Mr. Muscat also transferred to Mr. Douglas 19,333 shares of common stock for $1.00. These shares are subject to a mandatory transfer obligation under which Mr. Douglas will be required to transfer the shares back to Mr. Muscat in the event Mr. Douglas’ employment with us terminates for certain reasons prior to the fifth anniversary of the transaction date. The mandatory transfer obligation will lapse as to 20% of the shares on each anniversary of the transaction date over the five year restriction period.

As a result of this transaction, we are required to record deferred compensation expense of $255,196, representing the amount of the fair market value of the 19,333 shares transferred to Mr. Douglas. We are amortizing this deferred compensation expense over 20 fiscal quarters, recognizing pre-tax compensation expense of $12,860 per quarter.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

We currently do not use derivative financial instruments. Cash and cash equivalents consist of highly liquid financial instruments, primarily cash, money market funds and short term U.S. Government obligations, purchased with an original maturity of three months or less. Interest income on our income statement is included in “Other Income.”

As of June 30, 2002, the Company had no borrowings and is, therefore, not subject to interest rate risks related to debt instruments.

PART II
OTHER INFORMATION

Item 1.     Legal Proceedings.

We are not a party to any material legal proceedings.

Item 2.     Changes in Securities and Use of Proceeds.

(a)  None.

(b)  None.

(c)  None.

(d)  Use of Proceeds.

On May 24, 2002, we completed an initial public offering of 3,000,000 shares of our common stock, $0.001 par value per share. The managing underwriters were Morgan Keegan & Company, Inc. and Raymond James & Associates, Inc. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Registration No. 333-84726) that was declared effective by the Securities and Exchange Commission on May 20, 2002. All 3,000,000 shares of common stock registered under the Registration Statement, plus 450,000 shares of common stock covered by an over-allotment option granted to the underwriters, were sold to the public at a price of $16.50 per share. Of the shares offered, 1,200,000 shares were sold by the Company, and 1,800,000 shares (plus the 450,000 over-allotment option shares) were sold by certain stockholders. The offering did not terminate until after the sale of all of the securities registered under the Registration Statement. The amount of aggregate gross proceeds from the shares of common stock sold by us was $19.8 million. The net proceeds to us from the offering were approximately $17.2 million after deducting the underwriting discount of $1.4 million and $1.2 million in other expenses incurred in connection with the offering.

Of the net proceeds received by us from the offering, we used $0.7 million to retire debt on our land, and we paid $12.8 million to our pre-IPO stockholders in connection with the distribution of previously taxed S corporation income. We have invested the remainder of the proceeds in short-term, investment-grade, interest bearing instruments. We expect to use these proceeds to fund an additional distribution to our pre-IPO stockholders of previously taxed S corporation income in the approximate amount of $1.3 million and for other general corporate purposes. Other than the S corporation distribution, none of our proceeds from the offering have been paid directly or indirectly, to any of our officers or directors or any of their associates, or to any persons owning ten percent or more of our outstanding common stock.

Item 3.     Defaults Upon Senior Securities.

Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders.

On May 1, 2002, our stockholders consented to the taking of the following actions in connection with the initial public offering of our common stock: (1) our reincorporation in Delaware, (2) an increase in the number of authorized shares of common stock in connection with our reincorporation in Delaware; and (3) the adoption of our 2002 Stock Option Plan. Such actions were effected pursuant to unanimous stockholder actions by written consent.

Item 5.     Other Information.

None.

Item 6.      Exhibits and Reports on Form 8-K.

(a)                  Exhibits.

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                  The Company filed no reports on Form 8-K during the quarter ended June 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Date:    August 13, 2002
By:    /s/    DAVID A. DYE
David A. Dye
President and Chief Executive Officer

Exhibit Index

No.	Exhibit
99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002