Form 10-Q
period 2002-09-30
COMPUTER PROGRAMS & SYSTEMS INC
filed 2002-10-31
CIK 1169445

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended September 30, 2002.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from                      to                      .

Commission file number: 000-49796

COMPUTER PROGRAMS AND SYSTEMS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	74-3032373
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6600 Wall Street, Mobile, Alabama	36695
(Address of Principal Executive Offices)	(Zip Code)

(251) 639-8100
(Registrant’s Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of October 31, 2002, there were 10,488,000 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.

FORM 10-Q
(For the period ended September 30, 2002)

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED BALANCE SHEETS (Unaudited)

	September 30, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$6,969,813	$2,018,643
Accounts receivable, net of allowance for doubtful accounts of $718,000 and $532,000, respectively	11,980,510	8,107,467
Financing receivables, current portion	633,343	769,423
Inventories	1,255,325	1,126,353
Deferred tax assets	1,027,106	—
Prepaid expenses	367,437	196,276

Total current assets	22,233,534	12,218,162
Property and equipment
Land	936,026	936,026
Maintenance equipment	2,388,450	2,114,224
Computer equipment	3,303,911	2,906,476
Office furniture and equipment	906,114	793,576
Automobiles	89,934	89,934

	7,624,435	6,840,236
Less accumulated depreciation	(3,097,017)	(2,805,709)

Net property and equipment	4,527,418	4,034,527
Financing receivables	885,535	998,797

Total assets	$27,646,487	$17,251,486

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of note payable	$—	$86,185
Accounts payable	1,067,226	1,033,349
Deferred revenue	1,865,171	1,601,130
Sales, income and use taxes payable	1,723,785	1,879,939
Accrued vacation	1,356,459	1,075,450
Accrued stockholders’ distribution	1,250,000	—
Other accrued liabilities	1,048,670	875,339
Income taxes payable	721,390	—

Total current liabilities	9,032,701	6,551,392
Note payable	—	663,712
Stockholders’ equity:
Common stock, par value $0.001 per share; 30,000,000 shares authorized; 10,488,000 and 9,288,000 shares issued and outstanding, respectively	10,488	9,288
Additional paid-in capital	17,259,403	109,811
Deferred compensation	(238,183)	—
Retained earnings	1,582,078	9,917,283

Total stockholders’ equity	18,613,786	10,036,382

Total liabilities and stockholders’ equity	$27,646,487	$17,251,486

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three months ended September 30		Nine months ended September 30
	2002	2001	2002	2001
Sales revenues:
System sales	$9,935,868	$7,385,034	$27,650,220	$21,179,195
Support and maintenance	7,616,395	6,540,505	22,083,538	18,821,218
Outsourcing	1,344,329	923,871	3,594,985	2,511,256

Total sales revenue	18,896,592	14,849,410	53,328,743	42,511,669
Costs of sales:
System sales	6,544,503	5,625,230	18,904,917	16,113,266
Support and maintenance	3,578,257	2,944,399	10,084,417	8,481,042
Outsourcing	868,432	615,871	2,216,131	1,496,512

Total costs of sales	10,991,192	9,185,500	31,205,465	26,090,820

Gross profit	7,905,400	5,663,910	22,123,278	16,420,849
Operating expenses:
Sales and marketing	1,660,244	1,200,704	4,333,138	3,730,978
General and administrative	3,203,612	2,369,664	9,187,259	6,960,067

Total operating expenses	4,863,856	3,570,368	13,520,397	10,691,045

Operating income	3,041,544	2,093,542	8,602,881	5,729,804
Other income (expense):
Interest income	64,020	30,382	157,887	85,776
Miscellaneous income	117,238	77,642	225,726	105,955
Interest expense	—	(15,460)	(23,677)	(60,841)

Total other income	181,258	92,564	359,936	130,890

Income before taxes	3,222,802	2,186,106	8,962,817	5,860,694
Income taxes	1,146,139	—	1,632,286	—

Net income	$2,076,663	$2,186,106	$7,330,531	$5,860,694

Net income per share—basic	$0.20	$0.24	$0.74	$0.63

Net income per share—diluted	$0.20	$0.24	$0.74	$0.63

Weighted average shares outstanding
Basic	10,488,000	9,288,000	9,868,220	9,288,000
Diluted	10,589,226	9,288,000	9,907,286	9,288,000
Pro forma income data:
Historical income before provision for income taxes		$2,186,106	$8,962,817	$5,860,694
Proforma income taxes		813,853	3,303,862	2,181,845

Proforma net income		$1,372,253	$5,658,955	$3,678,849

Pro forma net income per share—basic		$0.15	$0.57	$0.40

Pro forma net income per share—diluted		$0.15	$0.57	$0.40

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEM, INC.

CONDENSED STATEMENTS OF CASH FLOW (Unaudited)

	Nine months ended September 30
	2002	2001
Operating Activities:
Net income	$7,330,531	$5,860,694
Adjustments to net income:
Provision for bad debt	186,500	85,383
Deferred taxes	(92,844)	—
Deferred compensation	17,014	—
Depreciation	792,340	639,000
Changes in operating assets and liabilities:
Accounts receivable	(4,059,542)	192,046
Financing receivables	249,342	(402,152)
Inventories	(128,972)	151,242
Prepaid expenses	(171,161)	131,284
Accounts payable	33,877	(616,442)
Deferred revenue	264,041	130,330
Sales, income and use taxes payable	(156,154)	11,624
Other liabilities	454,340	21,211
Income taxes payable	721,390	—

Net cash provided by operating activities	5,440,702	6,204,220
Investing Activities:
Purchases of property and equipment	(1,285,231)	(1,001,437)

Net cash used in investing activities	(1,285,231)	(1,001,437)
Financing Activities:
Proceeds from issuance of common stock, net of expenses	16,895,596	—
Principal payments on note payable	(749,897)	(59,046)
Distributions to stockholders	(15,350,000)	(5,000,000)

Net cash provided by (used in) financing activities	795,699	(5,059,046)

Increase in cash and cash equivalents	4,951,170	143,737
Cash and cash equivalents at beginning of period	2,018,643	1,033,148

Cash and cash equivalents at end of period	$6,969,813	$1,176,885

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

Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2001 and the notes thereto contained in our prospectus dated as of May 21, 2002, as filed with the SEC.

2.    PUBLIC OFFERING OF COMMON STOCK AND RECAPITALIZATION

On May 21, 2002, the Company successfully completed an initial public offering of 3.0 million shares of common stock at a price of $16.50 per share. Of the shares offered, 1.2 million shares were sold by the Company and 1.8 million shares were sold by selling stockholders. In addition, the underwriters for the Company exercised their over-allotment option by purchasing an additional 450,000 shares at $16.50 per share from selling stockholders. Of the net proceeds to the Company of approximately $16.9 million, approximately $12.8 million was used to fund a partial distribution to pre-IPO stockholders of previously taxed S corporation income, and the balance was used to repay outstanding debt and for general corporate purposes.

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

3.    NET INCOME PER SHARE

Pro forma net income per share consists of the Company’s historical net income as an S corporation, adjusted for additional income taxes that would have been recorded had the Company operated as a C corporation. The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. The difference between basic and diluted EPS is solely attributable to stock options. The Company uses the treasury stock method to calculate the impact of outstanding stock options. For the three month and nine month periods ended September 30, 2002, these dilutive shares were 101,226 and 39,066, respectively.

4.    INCOME TAXES

The financial statements of the Company do not include a provision for income taxes through May 20, 2002 because the taxable income of the Company was included in the income tax returns of the shareholders under the S corporation election through that date. Upon completion of the IPO, the Company’s S corporation status was terminated, and the Company became subject to federal and state income taxes. Upon revocation of the S corporation election, the Company recorded a $934,000 credit to retained earnings as a deferred tax benefit. Prior to its termination as an S corporation, the Company declared a distribution of earned, but undistributed, accumulated S corporation earnings through the date the Company became a C corporation. A partial distribution in the amount of $12,750,000 was disbursed on May 28, 2002. An estimated payable of the remaining balance is recorded on the balance sheet of the Company in the amount of $1,250,000. The ultimate payout will be determined based on as-filed income tax returns for the year ended December 31, 2002.

The Company provides for income taxes using the liability method in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. Deferred tax assets and liabilities are comprised of the following at September 30, 2002:

Deferred tax assets:
Accounts receivable	$198,747
Sales, income and use tax receivables	74,229
Sales, income and use tax interest	213,986
Accrued liabilities	630,654

1,117,616
Deferred tax liabilities:
Deferred compensation	(90,510)

Net deferred tax assets	$1,027,106

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

Significant components of the income tax provision for the nine month period ended September 30, 2002 are as follows:

Current provision:
Federal	$1,492,580
State	232,550
Deferred provision:
Federal	(83,071)
State	(9,773)

Total income tax provision	$1,632,286

The difference between income taxes at the U. S. Federal statutory income tax rate of 34% and those reported in the condensed statement of income for the nine month period ended September 30, 2002 are as follows:

Income taxes at U. S. Federal statutory rate	$3,047,358
State income tax, net of federal tax effect	147,032
S corporation	(1,562,748)
Other	644

$1,632,286

5.    DEFERRED COMPENSATION

On May 17, 2002, Kenny Muscat, one of the Company’s directors and a principal stockholder sold 66,667 shares of common stock to J. Boyd Douglas, Jr., one of the Company’s directors and its Chief Operating Officer (COO), for a price of $13.20 per share. The share price was determined by an independent valuation of the fair market value of the shares. A promissory note was delivered for the entire purchase price. The promissory note bears interest at the applicable rate for federal income tax purposes, and the entire principal balance is due five years after the date of the stock sale. As a part of the same transaction, Mr. Muscat also transferred to Mr. Douglas 19,333 shares of common stock for $1.00. These shares are subject to a mandatory transfer obligation under which Mr. Douglas will be required to transfer the shares back to Mr. Muscat in the event Mr. Douglas’ employment with the Company terminates for certain reasons prior to the fifth anniversary of the transaction date. The mandatory transfer obligation will lapse as to 20% of the shares on each anniversary of the transaction date over the five year restriction period.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

As a result of this transaction, the Company recorded deferred compensation expense of $255,196, representing the amount of the fair market value of the 19,333 shares transferred by Mr. Muscat to Mr. Douglas. The Company is amortizing the deferred compensation expense over 20 fiscal quarters, recognizing pre-tax compensation expense of $12,860 per quarter.

6.    STOCK OPTION PLAN

On May 21, 2002, the Company’s Board of Directors adopted the 2002 Stock Option Plan under which the Company has authorized the issuance of equity-based awards for up to 1,165,333 shares of common stock to provide additional incentive to employees and officers. Pursuant to the plan, the Company can grant either incentive or non-qualified stock options. Options to purchase common stock under the 2002 Stock Option Plan have been granted to Company employees with an exercise price equal to the fair market value of the underlying shares on the date of grant.

Stock options granted under the 2002 Stock Option Plan to executive officers of the Company become vested as to all of the shares covered by such grant on the fifth anniversary of the grant date and expire on the seventh anniversary of the grant date. Stock options granted under the 2002 Stock Option Plan to employees other than executive officers become vested as to 50% of the shares covered by the option grant on the third anniversary of the grant date and as to 100% of such shares on the fifth anniversary of the grant date, and such options expire on the seventh anniversary of the grant date.

The Company has elected to follow Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized for the options granted in the nine month period ended September 30, 2002.

A summary of stock option activity under the plan is as follows:

	Shares	Exercise Price
Outstanding on January 1, 2002	—	$—
Granted	466,133	16.50
Exercised	—	—
Forfeited	(11,603)	16.50

Outstanding on September 30, 2002	454,530	$16.50

Exercisable on September 30, 2002	—	$—

Shares available on September 30, 2002 for options that may be granted	699,200

Weighted-average grant date fair value		$16.50
Weighted-average remaining contractual life		7 years

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Additional information concerning these and other factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in our final prospectus dated as of May 21, 2002, as filed with the Securities and Exchange Commission.

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

Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2002

Revenues.    Total revenues increased by 27.3% or $4.1 million from $14.8 million for the three months ended September 30, 2001 to $18.9 million for the three months ended September 30, 2002.

System sales revenues increased by 34.5% or $2.5 million from $7.4 million for the three months ended September 30, 2001 to $9.9 million for the three months ended September 30, 2002. This increase was primarily due to an increase in the sale and installation of new systems.

Support and maintenance revenues increased by 16.4% or $1.1 million from $6.5 million for the three months ended September 30, 2001 to $7.6 million for the three months ended September 30,

2002. This increase was attributable to an increase in recurring revenues as a result of a larger customer base, as well as an increase in the volume of ASP and ISP services.

Outsourcing revenues increased by 45.5% or $0.4 million from $0.9 million for the three months ended September 30, 2001 to $1.3 million for the three months ended September 30, 2002. We experienced an increase in outsourcing revenues as a result of continued growth in customer demand for electronic billing and statement outsourcing services. We also began offering our business office outsourcing services in the first quarter of 2002, which contributed to the increase in outsourcing revenues for the third quarter of 2002.

Costs of Sales.    Total costs of sales increased by 19.7% or $1.8 million from $9.2 million for the three months ended September 30, 2001 to $11.0 million for the three months ended September 30, 2002. As a percentage of total revenues, cost of sales changed from 61.9% for the three months ended September 30, 2001 to 58.2% for the three months ended September 30, 2002.

Cost of system sales increased by 16.3% or $0.9 million from $5.6 million for the three months ended September 30, 2001 to $6.5 million for the three months ended September 30, 2002. This increase was caused primarily by an increase in travel expenses of $0.4 million as a direct result of larger system installations requiring larger installation teams. Additionally, payroll related expenses increased $0.3 million as a result of increased employee headcount needed to support increasing sales volume. Cost of equipment also increased by $0.2 million as a direct result of our increase in system sales. The gross margin on system sales increased from 23.8% for the three months ended September 30, 2001 to 34.1% for the three months ended September 30, 2002. The increase in gross margin was due to an increase in the average size of systems installed in 2002 over the same period in 2001.

Cost of support and maintenance increased by 21.5% or $0.7 million from $2.9 million for the three months ended September 30, 2001 to $3.6 million for the three months ended September 30, 2002. This increase was caused primarily by an increase in payroll related expenses of $0.5 million as a result of increased employee headcount needed to support our increasing customer base. Also, telecommunication expenses increased $0.1 million due to increased utilization of our ISP services. The gross margin on support and maintenance revenues decreased from 55.0% for the three months ended September 30, 2001 to 53.0% for the three months ended September 30, 2002. The decrease in gross margin was due to the increase in employee headcount.

Our costs associated with outsourcing services increased by 41.0% or $0.3 million from $0.6 million for the three months ended September 30, 2001 to $0.9 million for the three months ended September 30, 2002. Salary expense increased $0.2 million due to the hiring of additional employees to support our business office outsourcing services. Postage cost increased $0.1 million as a result of an increase in transaction volumes of our statement outsourcing services.

Sales and Marketing Expenses.    Sales and marketing expenses increased by 38.3% or $0.5 million from $1.2 million for the three months ended September 30, 2001 to $1.7 million for the three months ended September 30, 2002. The increase was attributable to increased commission expense of $0.5 million which resulted from increased sales volumes.

General and Administrative Expenses.    General and administrative expenses increased 35.2% or $0.8 million from $2.4 million for the three months ended September 30, 2001 to $3.2 million for the three months ended September 30, 2002. The increase in expense was related to increased costs of $0.2 million associated with pay raises for existing employees and the hiring of additional employees to support the growth in our business. Additional expense increases were related to depreciation, telecommunications, professional fees and insurance related costs.

As a percentage of total revenues, sales and marketing expenses and general and administrative expenses increased from 24.1% for the three months ended September 30, 2001 to 25.8% for the three months ended September 30, 2002.

Net Income.    Net income for the three months ended September 30, 2002 was $2.1 million or $0.20 per diluted share, as compared to pro forma net income of $1.4 million or $0.15 per diluted share for the three months ended September 30, 2001. Net income represents 11.0% of revenue for the three months ended September 30, 2002. Pro forma net income represents 9.2% of revenue for the three months ended September 30, 2001. Net income is discussed on a pro forma basis due to a provision for income taxes to reflect the estimated corporate income tax expense that the Company would have recognized had it not elected to be treated as an S corporation prior to the completion of its initial public offering.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2002

Revenues.    Total revenues increased by 25.4% or $10.8 million from $42.5 million for the nine months ended September 30, 2001 to $53.3 million for the nine months ended September 30, 2002.

System sales revenues increased by 30.6% or $6.5 million from $21.2 million for the nine months ended September 30, 2001 to $27.7 million for the nine months ended September 30, 2002. This increase was primarily due to the increase in the sale and installation of new systems.

Support and maintenance revenues increased by 17.3% or $3.3 million from $18.8 million for the nine months ended September 30, 2001 to $22.1 million for the nine months ended September 30, 2002. This increase was attributable to an increase in recurring revenues as a result of a larger customer base and also an increase in the volume of ASP and ISP services.

Outsourcing revenues increased by 43.2% or $1.1 million from $2.5 million for the nine months ended September 30, 2001 to $3.6 million for the nine months ended September 30, 2002. We experienced an increase in outsourcing revenues as a result of continued growth in customer demand for electronic billing and statement outsourcing services. We also began offering our business office outsourcing services in the first quarter of 2002, which contributed to the increase in outsourcing revenues for the nine months ended September 30, 2002.

Costs of Sales.    Total costs of sales increased by 19.6% or $5.1 million from $26.1 million for the nine months ended September 30, 2001 to $31.2 million for the nine months ended September 30, 2002. As a percentage of total revenues, cost of sales changed from 61.4% for the nine months ended September 30, 2001 to 58.5% for the nine months ended September 30, 2002.

Cost of system sales increased by 17.3% or $2.8 million from $16.1 million for the nine months ended September 30, 2001 to $18.9 million for the nine months ended September 30, 2002. This increase was caused primarily by an increase in cost of equipment of $1.2 million as a direct result of our increase in system sales. Additionally, payroll related expenses increased $1.0 million as a result of increased employee headcount needed to support increasing sales volume. Travel expenses also increased by $0.6 million. The gross margin on system sales increased from 23.9% for the nine months ended September 30, 2001 to 31.6% for the nine months ended September 30, 2002. The increase in gross margin was due to an increase in the average size of systems installed in 2002 over the same period in 2001.

Cost of support and maintenance increased by 18.9% or $1.6 million from $8.5 million for the nine months ended September 30, 2001 to $10.1 million for the nine months ended September 30, 2002. This increase was caused primarily by an increase in payroll related expenses of $1.1 million as a result of increased employee headcount needed to support our increasing customer base. Also, telecommunication expenses increased $0.2 million due to increased utilization of our ISP services. The gross margin on support and maintenance revenues decreased from 54.9% for the nine months ended September 30, 2001 to 54.3% for the nine months ended September 30, 2002. The decrease in gross margin was due to the increase in employee headcount.

Our costs associated with outsourcing services increased 48.1% or $0.7 million from $1.5 million for the nine months ended September 30, 2001 to $2.2 million for the nine months ended September 30, 2002. Postage cost increased $0.4 million resulting from an increase in transaction volumes of our statement outsourcing services. Salary expense also increased $0.3 million due to the hiring of additional employees to support our business office outsourcing services.

Sales and Marketing Expenses.    Sales and marketing expenses increased by 16.1% or $0.6 million from $3.7 million for the nine months ended September 30, 2001 to $4.3 million for the nine months ended September 30, 2002. The increase was attributable to increased commission expense of $0.5 million and also an increase in advertising and other expenditures of $0.1 million.

General and Administrative Expenses.    General and administrative expenses increased 32.0% or $2.2 million from $7.0 million for the nine months ended September 30, 2001 to $9.2 million for the nine months ended September 30, 2002. The increase in expense was related to increased costs of $0.5 million associated with pay raises for existing employees and the hiring of additional employees to support the growth in our business. Additional expense increases were related to depreciation, telecommunications, professional fees and insurance related costs.

As a percentage of total revenues, sales and marketing expenses and general and administrative expenses increased from 25.2% to 25.3% for the nine months ended September 30, 2001 and 2002, respectively.

Pro Forma Net Income.    Pro forma net income increased 53.8% from $3.7 million for the nine months ended September 30, 2001 to $5.7 million for the nine months ended September 30, 2002. Pro forma net income represents 8.7% and 10.6% of revenues for the nine months ended September 30, 2001 and 2002, respectively. Net income is discussed on a pro forma basis due to a provision for income taxes to reflect the estimated corporate income tax expense that the Company would have recognized had it not elected to be treated as an S corporation prior to the completion of its initial public offering.

Liquidity and Capital Resources

At September 30, 2002, we had cash and short-term investments of $7.0 million, compared to $1.2 million at September 30, 2001. Net cash provided by operating activities for the nine months ended September 30, 2002 was $5.4 million, compared to $6.2 million for the nine months ended September 30, 2001. The decrease was primarily due to an increase in receivables, which is attributable to record levels of sales.

Net cash used in investing activities totaled $1.3 million for the nine months ended September 30, 2002, compared to $1.0 million for the nine months ended September 30, 2001. We used cash primarily for the purchase of fixed assets.

Net cash received from financing activities totaled $0.8 million for the nine months ended September 30, 2002, compared to $5.1 million used in financing activities for the nine months ended September 30, 2001. We received $16.9 million as net proceeds from the sale of 1,200,000 shares of common stock in our initial public offering (“IPO”). Prior to the IPO, we made cash distributions to our stockholders in the amount of $2.6 million. From the IPO proceeds, we made additional cash distributions to our pre-IPO stockholders in the amount of $12.8 million for previously taxed S corporation income. We anticipate an additional cash distribution to these stockholders of approximately $1.3 million prior to the filing of our 2002 tax returns. We also retired outstanding long-term debt in the amount of $0.7 million.

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

Contractual Commitments

Our real estate leases are our principal contractual commitments requiring recurring payments in the future. Our payments under these leases subsequent to September 30, 2002 will be as follows:

Year	Amount
2002	$309,750
2003	1,224,000
2004	1,224,000
2005	1,224,000
2006	1,224,000
Thereafter	6,531,750

Total	$11,737,500

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

We currently do not use derivative financial instruments. Cash and cash equivalents consist of highly liquid financial instruments, primarily cash, money market funds and short term U.S. Government obligations, purchased with an original maturity of three months or less. Interest income on our income statement is included in “Other Income.”

As of September 30, 2002, the Company had no borrowings and is, therefore, not subject to interest rate risks related to debt instruments.

Item 4.     Procedures and Controls

Within the 90 days prior to this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation.

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings.

We are not a party to any material legal proceedings.

Item 2.     Changes in Securities and Use of Proceeds.

(a)  None.

(b)  None.

(c)  None.

(d)  Use of Proceeds.

On May 24, 2002, we completed an initial public offering of 3,000,000 shares of our common stock, $0.001 par value per share. The managing underwriters were Morgan Keegan & Company, Inc. and Raymond James & Associates, Inc. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Registration No. 333-84726) that was declared effective by the Securities and Exchange Commission on May 20, 2002. All 3,000,000 shares of common stock registered under the Registration Statement, plus 450,000 shares of common stock covered by an over-allotment option granted to the underwriters, were sold to the public at a price of $16.50 per share. Of the shares offered, 1,200,000 shares were sold by the Company, and 1,800,000 shares (plus the 450,000 over-allotment option shares) were sold by certain stockholders. The amount of aggregate gross proceeds from the shares of common stock sold by us was $19.8 million. The net proceeds to us from the offering were approximately $16.9 million after deducting the underwriting discount of $1.4 million and $1.5 million in other expenses incurred in connection with the offering.

Of the net proceeds received by us from the offering, we used $0.7 million to retire debt on our land, and we paid $12.8 million to our pre-IPO stockholders in connection with the distribution of previously taxed S corporation income. We have invested the remainder of the proceeds in short-term, investment-grade, interest bearing instruments. We expect to use these proceeds to fund an additional distribution to our pre-IPO stockholders of previously taxed S corporation income in the approximate amount of $1.3 million and for other general corporate purposes. Other than the S corporation distribution, none of our proceeds from the offering (and no offering expenses) have been paid, directly or indirectly, to any of our officers or directors or any of their associates, or to any persons owning ten percent or more of our outstanding common stock.

Item 3.     Defaults Upon Senior Securities.

Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders.

None.

Item 5.     Other Information.

None.

Item 6.    Exhibits and Reports on Form 8-K.

(a)  Exhibits.

10.1	Form of Indemnity Agreement entered into by the Company and each of its non-employee directors

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 200

(b)  The Company filed no reports on Form 8-K during the quarter ended September 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER PROGRAMS AND SYSTEMS, INC.

By:	/s/ DAVID A. DYE
David A. Dye President and Chief Executive Officer

Date:  October 31, 2002

By:	/s/ M. STEPHEN WALKER
M. Stephen Walker Vice President—Finance and Chief Financial Officer

Date:  October 31, 2002

CERTIFICATION PURSUANT TO
SECURITIES EXCHANGE ACT RULE 13A-14

I, David A. Dye, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Computer Programs and Systems, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ DAVID A. DYE
David A. Dye President and Chief Executive Officer

Date: October 31, 2002

CERTIFICATION PURSUANT TO
SECURITIES EXCHANGE ACT RULE 13A-14

I, M. Stephen Walker, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Computer Programs and Systems, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ M. STEPHEN WALKER
M. Stephen Walker Vice President—Finance and Chief Financial Officer

Date: October 31, 2002

EXHIBIT INDEX

No.	Exhibit

10.1	Form of Indemnity Agreement entered into by the Company and each of its non-employee directors

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002