Form 10-K
period 2002-12-31
COMPUTER PROGRAMS & SYSTEMS INC
filed 2003-03-26
CIK 1169445

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2002,

OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ___________ to ___________.

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

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant at June 28, 2002 was $132,337,633.

As of March 17, 2003 the registrant had outstanding 10,488,000 shares of its common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for the Annual Meeting of Computer Programs and Systems, Inc.’s stockholders to be held on May 15, 2003 is incorporated by reference into Part III of this report.

SIGNATURES	64

CERTIFICATIONS	65

      *    Portions of the definitive Proxy Statement for the Annual Meeting of our stockholders to be held on May 15, 2003 are incorporated by reference in Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified generally by the use of forward-looking terminology and words such as “expects,” “anticipates,” “estimates,” “believes,” “predicts,” “intends,” “plans,” “potential,” “may,” “continue,” “should,” “will” and words of comparable meaning. Without limiting the generality of the preceding statement, all statements in this Annual Report relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and future financial results are forward-looking statements. We caution investors that any such forward-looking statements are only predictions and are not guarantees of future performance. Certain risks, uncertainties and other factors may cause actual results to differ materially from those projected in the forward-looking statements. Such factors may include:

•          overall business and economic conditions affecting the healthcare industry;

•          saturation of our target market and hospital consolidations;

•          changes in customer purchasing priorities and demand for information technology systems; competition with companies that have greater financial, technical and marketing resources than we have;

•          failure to develop new technology and products in response to market demands;

•          fluctuations in quarterly financial performance due to, among other factors, timing of customer installations;

•          failure of our products to function properly resulting in claims for medical losses;

•          government regulation of our products and customers; and

•          interruptions in our power supply and/or telecommunications capabilities.

For more information about the risks described above and other risks affecting us, see “Risk Factors” on page 35 of this Annual Report. We also caution investors that the forward-looking information described herein represents our outlook only as of this date, and we undertake no obligation to update or revise any forward-looking statements to reflect events or developments after the date of this Annual Report.

PART I

ITEM 1.          BUSINESS

Overview

We are a healthcare information technology company that designs, develops, markets, installs and supports computerized information technology systems to meet the unique demands of small and midsize hospitals. Our target market includes acute care community hospitals with 300 or fewer beds and small specialty hospitals. We are a single-source vendor providing comprehensive software and hardware products, complemented by data conversion, complete installation and extensive support. Our fully integrated, enterprise-wide system automates the management of clinical and financial data across the primary functional areas of a hospital. In addition, we provide services that enable our customers to outsource certain data-related business processes which we can perform more efficiently. We believe our products and services enhance hospital performance in the critical areas of clinical care, revenue cycle management, cost control and regulatory compliance. From our initial hospital installation in 1981, we have grown to serve more than 450 hospital customers across 45 states and the District of Columbia. In 2002, we generated revenues of $73.7 million from the sale of our products and services.

Industry Dynamics

The healthcare industry is the largest industry in the United States economy. The Centers for Medicare and Medicaid Services, or “CMS,” has calculated that fiscal 2000 total healthcare expenditures in the United States were approximately $1.3 trillion, or approximately 13.2% of the U.S. gross domestic product. CMS estimates that by fiscal 2011 total U.S. healthcare spending will reach $2.8 trillion, or 17.0% of the estimated U.S. gross domestic product.

Hospital services represents one of the largest categories of total healthcare expenditures. According to CMS, in fiscal 2000 spending on hospital services amounted to $412.1 billion, or 31.7% of total healthcare expenditures. According to the American Hospital Association, there are approximately 4,900 community hospitals in the United States, with approximately 4,100 in our target market of hospitals with 300 or fewer acute care beds. In addition, there is a market of small specialty hospitals that focus on discrete medical areas such as surgery, rehabilitation and psychiatry.

Notwithstanding the size and importance of the healthcare industry within the United States economy, the industry is constantly challenged by changing economic dynamics, increased regulation and pressure to improve the quality of healthcare. These challenges are particularly significant for the hospitals in our target market due to their more limited financial and human resources. However, we believe healthcare providers can successfully address these issues with the help of advanced medical information systems. Specific examples of the challenges facing healthcare providers include the following:

Changing Economic Dynamics.   The federal Balanced Budget Act of 1997, or “BBA,” significantly lowered Medicare reimbursements for hospital services. These reductions were projected to total over $250 billion over five years. While the Budget Refinement Act of 1999 and the Benefits Improvement Act of 2000 lessened the impact of the BBA, aggregate federal reimbursement for hospital services is still significantly below pre-1997 levels. Additionally, the Medicaid program, which is a federal/state program managed by the individual states and dependent in part on funding from the states, is in crisis due to the increasing cost of healthcare and the detrimental effect of the lagging economy on state revenues. Lower reimbursement from federal and state programs, administrative and clinical inefficiencies and increased patient loads due to an aging population have placed significant financial pressure on hospitals in general. This pressure is even greater on community hospitals, as they operate on tighter budgets with lower margins.

Health Insurance Portability and Accountability Act.   The federal Health Insurance Portability and Accountability Act of 1996, or “HIPAA,” requires the implementation of national guidelines for information management by healthcare organizations. Among other things, HIPAA mandates uniform electronic transactions and code sets, improved data security and increased patient privacy. As of February 2002, final regulations for privacy and electronic transaction/code set standards were adopted. Healthcare organizations have until October 2003 to establish compliance with the electronic transaction rules and until April 2003 to establish compliance with the privacy rules. The final rules for security standards were published in February 2003 with an effective date of April 21, 2003. The regulation provides covered entities with two full years to comply with the new security standards.

HIPAA continues to be a major influence as illustrated by the results of the 14th Annual HIMSS Leadership Survey sponsored by Superior Consultant Company. While concerns over HIPAA issues fell to second place behind patient safety, survey respondents still consider HIPAA compliance more than any other matter as a top business issue that will affect healthcare in the next two years. Approximately 43% of respondents identified upgrading information technology systems to meet HIPAA requirements as the number one information technology priority for their organizations. In addition, results of the Winter 2003 Healthcare Industry HIPAA Compliance Survey conducted by HIMSS and Phoenix Health Systems indicate that HIPAA readiness is still a serious concern, and respondent hospitals are increasing their HIPAA compliance budgets for 2003. Vendors that offer information solutions utilizing a common architecture and database structure, such as CPSI, are expected to be well positioned to provide healthcare participants with effective solutions to the HIPAA requirements.

Activism for Improved Clinical Care.   In November 1999, the Institute of Medicine published a report entitled “To Err is Human: Building a Safer Healthcare System.” The report indicated that avoidable medical error is one of the top ten leading causes of death in the United States. The report also estimates that medical error may add as much as $14.5 billion of preventable cost to the healthcare industry. As a result of this study, automated medical information systems have been increasingly identified as a key to improving patient care and reducing medical errors. For example, the Leapfrog Group, a consortium of more than 100 public and private organizations including General Motors, General Electric, AT&T and IBM, recommends that its members utilize hospitals with certain automated medical information systems that are designed to limit medical errors. Moreover, California has adopted legislation requiring hospitals to use automated medical information systems. We believe hospitals utilizing fully integrated enterprise-wide medical information systems that allow professionals real-time access to information such as electronic charts, treatment protocols and pathways, pharmaceutical records and treatment schedules will be favored by large employers and government payors.

While economic, regulatory and consumer pressures such as those described above have increased rapidly over the last several years, we believe healthcare organizations have historically underinvested in information technology and services compared to other industries. This underinvestment has caused healthcare providers to rely on non-integrated, complex and inefficient information systems. A hospital’s failure to adequately invest in modern medical information systems could result in fewer patient referrals, cost inefficiencies, lower than expected reimbursement, increased malpractice risk and possible regulatory infractions.

In the face of decreasing revenue and increasing pressure to improve patient care, healthcare providers are in need of management tools that (1) increase efficiency in the delivery of healthcare services, (2) reduce medical errors, (3) effectively track the cost of delivering services so those costs can be properly managed and (4) increase the speed and rate of reimbursement. We believe the industry has begun to embrace information technology as a management tool, evidenced by the fact that two-thirds of the respondents to the 14th Annual HIMSS Leadership Survey referenced above predicted an increase in their organizations’ information technology operating budgets during the next twelve months. We believe these dynamics will allow for our sustained revenue growth.

Our Solution

We have tailored an information technology solution that effectively addresses the specific needs of small and midsize hospitals. Due to their smaller operating budgets, community hospitals have limited financial and human resources to operate manual or inefficient information systems. However, these hospitals are expected to achieve the same quality of care and regulatory compliance as larger hospitals, placing them in a particularly difficult operating environment.

We believe that the CPSI solution meets this challenge. We provide fully integrated, enterprise-wide medical information systems and services that collect, process, retain and report data in the primary functional areas of a hospital, from patient care to clinical processing to administration and accounting. As a key element of our complete solution, we provide ongoing customer service through regular interaction with customers, customer user groups and extensive customer support. Further, we offer outsourcing services that allow customers to avoid some of the fixed costs of a business office. We are capable of providing a single-source solution for small and midsize hospitals, making us a partner in their initiatives to improve operations and medical care.

Our customers continuously communicate with us through our support teams and through organized user groups, allowing us to continue to provide a state-of-the-art solution that meets their specific needs. By remaining sensitive and responsive to the ever-changing demands of our customers and regularly updating our products, we believe we provide an information technology solution that meets the needs of community hospitals. Our business has continued to grow because we have successfully addressed the needs of community hospitals for fully integrated enterprise-wide information systems that allow them to improve operating effectiveness, reduce costs and improve the quality of patient care.

Strategy

Our objective is to continue to grow as a leading provider of healthcare information technology systems and services to small and midsize hospitals by following the same strategy that we have successfully pursued for over twenty years, the key elements of which are described below.

Deliver a Single-Source Solution.   When a customer purchases the CPSI system, we provide everything necessary for the customer to implement and use our system. We deliver the application software, computer hardware, peripherals, forms and supplies used in the comprehensive information network. Our installation teams work extensively with each customer to convert existing data to the new system, to install all of the necessary equipment and to train hospital personnel to use our system. After installation, our support teams answer and address customer questions and issues related to any aspect of the system. We also offer customers additional services such as business office outsourcing, electronic billing outsourcing and ISP services. We believe our single-source approach to delivering a complete information system makes our system easier and more convenient for customers to understand and manage, which results in greater customer satisfaction and retention.

Provide Enterprise-Wide, Fully Integrated Software Applications.   We have developed all of our software products internally as part of our fully integrated system architecture. Our experience has taught us that using a fully integrated system in the primary functional areas of a hospital ensures compatibility among applications and avoids pitfalls associated with interfacing disparate systems. Our system utilizes one central database where information is stored and used by all of our software applications. With our single database model, our systems provide secure, real-time access to all information across multiple applications for all those needing such access, including physicians, nurses, laboratory technicians, pharmacists, clinicians and other users. The enterprise-wide, fully integrated nature of our system also allows customers to monitor user access to information for purposes of compliance with new federal and state privacy regulations.

Maintain Commitment to Customer Oriented Operating Philosophy.   A key factor in our success has been our focus on customer service and support. We make available to our customers experienced support teams that can assist with any question or problem. We currently have a one to one support staff to customer ratio. Our support teams are extensively trained, and our employees are generally promoted from within so that they have a thorough knowledge of our system and a commitment to our culture. Because all of our customers use the same version of our system, our support teams can be more effective by maintaining a complete understanding of a single system. As part of our commitment to system support, we actively solicit customer feedback regarding ways in which we can improve the effectiveness and efficiency of our systems. To further this goal, we have organized our customers into a national user group to promote the exchange of information regarding our system and to identify product enhancements based on our customers’ operational experiences. We believe our user group concept is a key component of our success by positively impacting customer satisfaction and retention and by enhancing product development and system functionality. We will continue to focus on our national user group as a key component to our goal of maintaining and growing our customer base and market share.

Expand Presence in Target Market.   We will continue to target small to midsize domestic hospitals of 300 or fewer acute care beds. We believe this market of approximately 4,100 community hospitals nationwide has been traditionally overlooked and underserved by other healthcare technology companies. In addition, a number of our customers are small specialty hospitals that focus on discrete medical areas such as surgery, rehabilitation and psychiatry. We intend to continue gaining customers from this market segment. Our system can help these smaller hospitals reduce costs and increase their operating efficiencies. We believe our personalized marketing approach and emphasis on customer relationships are attractive to the management of these hospitals. We also believe our system is well-suited to hospitals of this size because they typically demonstrate a greater commitment than larger hospitals to the concept of an enterprise-wide, fully integrated system. While 92% of our current customers are hospitals of 100 or fewer acute care beds, we believe there is a substantial opportunity in the future to increase our market share among hospitals with 100 to 300 acute care beds. In addition, we will continue to sell additional services and software products to our existing customers who have not purchased our complete package of services and software applications.

Emphasize Recurring Revenue Opportunities.   In addition to revenues from new system installations, we are developing sources of recurring revenues. Our current principal source of recurring revenues is our support and maintenance fees paid by existing customers. As our customer base grows, our recurring revenues from support and maintenance fees should also grow. We believe growth in recurring revenues will also come from our outsourcing services, which we market to our existing customers as well as new customers. These services include electronic billing, patient statement processing, business office outsourcing, ISP services and web site hosting. We also provide our software products on an ASP basis. When we provide ASP services, we maintain a customer’s computer server in our facility and provide our system to the customer through remote access. Instead of the one-time system purchase price, these customers pay a monthly fee for the term of the ASP customer agreement, generating recurring revenues.

Our Products and Services

Recent Developments

The following new products are in the final stages of development, and we anticipate that they will be available for sale separately and as part of our comprehensive software packages during 2003:

ImageLink.   ImageLink is a fully integrated medical imaging solution for the capture, manipulation, annotation and storage of high resolution digital radiologic images from multiple source modalities. Designed to enhance the efficiency of diagnostic decision making, the system includes a full-featured viewer with custom worklists organized to the requirements of individual radiologists. This product receives digital images with accompanying information from various modalities including Computed Tomography, Magnetic Resonance Imaging, Ultrasound, Nuclear Medicine, Radiography and Computed Radiography. ImageLink fits seamlessly into the hospital’s information technology infrastructure by sharing patient and order information with existing patient care and clinical applications. This real-time link allows the update of ImageLink worklists, identification of the appropriate modality to be used, application of an electronic signature to “lock” the image and notification of completed orders. The resulting annotated softcopy images offer the healthcare enterprise a more complete electronic medical record that provides clinicians with secure and immediate access to diagnostic images when and where they need them.

Medical Practice Patient Charting.   The Medical Practice Patient Charting module

expands the information available on-line to practitioners by providing for the capture of patient assessments and creation of a permanent electronic encounter record. Medical Practice Patient Charting, in conjunction with existing document scanning and archival data repository products, produces a permanent electronic patient encounter record that can include virtually any information desired. Designed to automate the clerical functions associated with patient assessments, the module provides physician practices with a flexible documentation solution that charts information in real-time and reduces the amount of paper that must be stored. With Medical Practice Patient Charting, encounter information can be immediately and securely accessed on-line at the physician office or the hospital.

Systems

We offer a full array of software applications designed to streamline the flow of information to the primary functional areas of community hospitals in one fully integrated system. We intend to continue to enhance our existing software applications and develop new applications as required by evolving industry standards and the changing needs of our customers. Pursuant to our customer support agreements, we provide all of our customers with software enhancements and upgrades typically twice each year. See “—Support and Maintenance Services.” These enhancements enable each customer, regardless of its original installation date, to have the benefit of the most advanced CPSI products available. Our software applications:

•         provide automated processes that improve clinical workflow and support clinical decision-making;

•         allow healthcare providers to efficiently input and easily access the most current patient medical data in order to improve the quality of care and patient safety;

•         integrate clinical, financial and patient information to promote efficient use of time and resources, while eliminating dependence on paper medical records;

•         provide tools that permit healthcare organizations to analyze past performance, model new plans for the future and measure and monitor the effectiveness of those plans;

•         provide for rapid and cost-effective implementation, whether through the installation of an in-house system or through our ASP services; and

•         increase the flow of information by replacing centralized and limited control over information with broad-based, secure access by clinical and administrative personnel to data relevant to their functional areas.

Our software applications are grouped for support purposes according to the following functional categories:

•         Patient Management

•         Financial Accounting

•         Clinical

•         Patient Care

•         Enterprise Applications

Due to the integrated nature of the CPSI system, our software applications are not marketed as distinct products, and our sales force attempts to sell all applications to each customer as a single product. New customers must purchase from us and install the core applications of patient management and financial accounting and all hardware necessary to run these applications. In addition to the core applications, customers may also acquire one or more of our clinical, patient care and enterprise applications. Approximately one-third of our customers have purchased a combination of applications that meet their enterprise-wide information technology needs. We believe the current customer trend is to purchase and install a complete system.

The general functional categories, as well as the software applications in each of these categories, are described below.

Patient Management. Our patient management software enables a hospital to identify a patient at any point in the healthcare delivery system and to collect and maintain patient information throughout the entire process of patient care on an enterprise-wide basis. The single database structure of our software permits authorized hospital personnel to simultaneously access appropriate portions of a patient’s record from any point on the system. The patient management software performs the following functions:

Registration	•	records patient admissions, discharges and transfers
	•	manages patient status, room assignments and recurring charges
	•	keeps information available to all hospital personnel in formats designed for their particular requirements

Patient Accounting	•	records patient charges and maintains accounts receivable information including aging, service charges and cash receipts
	•	generates and processes insurance claims

Health Information Management	•	supports the operational needs of the modern medical records department including transcription, case indexing/abstracting and statistical reporting
	•	tracks deficiencies in a patient’s chart and provides chart location information

Patient Index	•	maintains a master index of hospital patients and provides immediate online access to patient financial and medical data associated with a patient stay

Electronic Claims Processing	•	provides a computer-to-computer link with intermediaries for Medicare and other payors for the submission of claims

We also offer the following optional products that may be purchased as part of our core patient management suite:

Scheduling	•	maintains all patient scheduling information

Managed Care	•	tracks patients enrolled in managed care plans and conforms billing functions to such plans

Quality Improvement	•	automates hospital-wide total quality management and reporting requirements for utilization activity, risk management, infection surveillance and all accreditation review functions

Financial Accounting. Our financial accounting software provides a variety of business office applications designed to efficiently track and coordinate information needed for managerial decision-making. Our financial accounting software:

Executive Information System	•	summarizes daily financial transactions regarding patient revenues, receipts, census statistics and billing information for ready access by hospital administrators

General Ledger	•	provides timely, accurate, financial information generated from daily hospital operations
	•	formats financial statements to the specifications of each user and is able to generate up to 999 different user-defined reports

Accounts Payable	•	processes vendor invoices and payments and their related general ledger entries

Payroll/Personnel	•	calculates all employee wages and benefits for an unlimited number of salaried and hourly employees
	•	allocates employee time to user-defined cost centers

Time and Attendance	•	uses touch screen time clocks to eliminate manual time entry
	•	reduces effort of gathering employee time data and increases access of managers to such data
	•	makes time records more accurate by identifying employees through bar-coding and optional biometric fingerprint technology

Electronic Direct Deposits	•	provides for computerized bank deposits to meet payroll and accounts payable needs

Human Resources	•	provides for computerized employee files through document/image scanning and data entry
	•	allows for complete tracking of benefits and other employee data through a variety of user-defined reports
	•	tracks job applicant information to assist in the employee recruiting and hiring process

Budgeting	•	allows for complete on-line budget preparation through computerized access to historical data

Fixed Assets	•	allows access to information regarding hospital assets including locations and depreciation scheduling

Materials Management	•	tracks the flow of materials throughout the hospital
	•	automates the process of inventory control, materials purchasing, stock requisitions and patient charging

Clinical. Our clinical software automates record keeping and reporting for many clinical functions including laboratory, radiology, physical therapy, respiratory care, and pharmacy. These products eliminate tedious paperwork, calculations and written documentation while allowing for easy retrieval of patient data and statistics. Our clinical software:

Laboratory Information Systems	•	provides an interface to laboratory analytical instruments in order to transfer results to nurse stations, mobile point-of-care systems and remote physician offices
	•	allows users to receive orders from any designated location, process orders and report results and maintain technical, statistical and account information

Laboratory Instrument Interfaces	•	provides an automated solution for reviewing test results and completing patient orders
	•	reduces the amount of required manual data entry thereby reducing the likelihood of human error
	•	reduces time to process laboratory specimens

Radiology Information Systems	•	includes flash card printing, patient scheduling, transcription, patient indexing by X-Ray film number, film tracking and location
	•	receives patient data, patient locations and other interdepartmental communications support

Physical Therapy and Respiratory Care	•	communicates to nursing the appropriate procedures and patient preparation instructions from orders entered into the CPSI system
	•	keeps a journal of the orders received and processed
	•	handles a variety of processing tasks after a patient order is reviewed
	•	allows a department to customize its results to be sent back to nursing

Pharmacy	•	allows the hospital pharmacist to enter and fill physician orders
	•	performs all of the functions related to patient charging, general ledger updating, re-supply scheduling and inventory reduction/statistics maintenance
	•	improves patient care by monitoring drug/drug and food/drug interactions, allergy contraindications, dosage ranges and duplicate therapy
	•	produces drug education information for each patient in an easy-to-read format

Patient Care. Our patient care applications allow hospitals to create computerized “patient files” in place of the traditional paper file systems. This software enables physicians, nurses and other hospital staff to improve the quality of patient care through increased access to patient information, assistance with projected care requirements and feedback regarding patient needs. Our software also addresses current safety initiatives in the healthcare industry such as the transition from written prescriptions and physician orders to computerized physician order entry. Our patient care software:

Order Entry / Results Reporting	•	automates the entry of patient charges
	•	reduces “lost” charges and mistakes due to legibility
	•	increases efficiency of nursing stations
	•	provides interactive, real time status reports for orders

Point-of-Care System	•	allows nurses to enter patient data into the network at the patient’s bedside thereby eliminating the duplicate entry of information
	•	utilizes touch-screen and wireless technology
	•	makes patient information instantly available throughout the entire hospital system

Patient Acuity	•	categorizes patients according to an assessment of the acuity of the illness, severity of the symptoms, and projected nursing dependency
	•	allows nurses to project the total character and amount of care that should be provided to each patient

ChartLink TM	•	provides physicians with secure and interactive access to patient information through a hospital’s website
	•	provides for computerized physician order entry including medication order entry

Medication Verification	•	verifies the accuracy of patient medication orders at a patient’s bedside by comparing scans of patient and medication bar codes against the medication orders and history for that patient
	•	screens medication orders for possible patient allergies and/or drug interactions

Resident Assessment Instruments	•	allows nursing staff to complete time consuming resident reporting requirements in an expeditious and efficient manner
	•	generates nursing care plans based on deficiencies in the resident reports

Hospital/Physician Office Link	•

provides physicians and their office administrators with remote access to online, real time, secure patient data such as insurance and billing information, diagnosis and procedure coding, discharge summaries, pharmacy profiles and other clinical and administrative information

Enterprise Applications. We provide software applications that support the products described above and are useful to all areas of the hospital. These applications include: ad hoc reporting, automatic batch and real-time system backups, an integrated fax system, archival data repository, document scanning and Microsoft Office integration.

Home Health Information System. We offer a comprehensive information system for use in home healthcare, which system incorporates certain of the applications described above. This system is used primarily by hospitals with a CPSI information system that also have home health departments. Our home health system provides an advanced solution that includes both home care patient accounting/billing and remote home care documentation and care tracking. The system is designed, developed and regularly enhanced to meet the needs and regulatory requirements that challenge home healthcare.

Support and Maintenance Services

After a customer installs a CPSI system, we provide software application support, hardware maintenance, continuing education and related services pursuant to a support agreement. The following describes services provided to customers using CPSI systems.

Total System Support.   We believe the quality of continuing customer support is one of the most critical considerations in the selection of an information system provider. We provide hardware, technical and software support for all aspects of our system which gives us the flexibility to take the necessary course of action to resolve any issue. Unlike our competitors who use third-party services for hardware and software support, we provide a single, convenient and efficient resource for all of our customers’ system support needs. In order to minimize the impact of a system problem, we train our customer service personnel to be technically proficient, courteous and prompt. Because a properly functioning information system is crucial to a hospital’s operations, our support teams are available 24 hours a day to assist customers with any problem that may arise. Customers can also use the Internet to directly access our support system. This allows customers to communicate electronically with our support teams at any time. With approximately 480 employees who provide customer service and support, we currently have a one to one support staff to customer ratio.

User Group.   All of our customers are members of our user group from which we solicit feedback regarding our products. We host a national user group meeting annually. We have also organized several active regional user groups which meet on a semi-annual basis. These groups meet to discuss and recommend product modifications and improvements which they then evaluate and prioritize. Upon confirming that the desired improvements are technically feasible, we agree to allocate a significant amount of programming time each year to undertake the requested modification or improvement. The majority of our product enhancements originate from suggestions from our customers through the user group structure.

Software Releases.   We are committed to providing our customers with software and technology solutions that will continue to meet their information system needs. To accomplish this purpose, we continually work to enhance and improve our application programs. As part of this effort, we typically release two major software updates each year at no additional cost to our customers. We design these enhancements to be seamlessly integrated into each customer’s existing CPSI system. The benefit of these enhancements is that each customer, regardless of its original installation date, uses the most advanced CPSI software available. Through this process, we can keep our customers up-to-date with the latest operational innovations in the healthcare industry as well as changing governmental regulatory requirements. Another benefit of this “one system” concept is that our customer service teams can be more effective in responding to customer needs because they maintain a complete understanding of and familiarity with the one system that all customers use.

Purchasing a new information technology system requires the expenditure of a substantial amount of capital and other resources, and many customers are concerned that these systems will become obsolete as technology changes. Our periodic product updates eliminate our customers’ concerns about system obsolescence. We believe providing this benefit is a strong incentive for potential customers to select our products over the products of our competitors.

Hardware Replacement.   As part of our customer service effort, we are also committed to promptly replacing (instead of repairing) malfunctioning system hardware in order to minimize the effect of operational interruptions. By providing all hardware used in our system, we believe we are better able to meet and address all of the information technology needs of our customers.

Application Service Provider.   In some circumstances, we offer ASP services to customers via remote access telecommunications. As an application service provider, we store and maintain computer servers dedicated to specific customers which contain all of such customers’ critical patient and administrative data. These customers access this information remotely through direct telecommunications connections with these servers.

Internet Service Provider.   As part of our total information solution, we can provide Internet connection services to our customers. We also can provide web-site design and hosting services.

Forms and Supplies.   We offer our customers the forms that they need for their patient and financial records, as well as their general office supplies. Furnishing these forms and supplies helps us to achieve our objective of being a one-source solution for a hospital’s complete healthcare information system requirements.

Outsourcing Services

Electronic Billing.   We provide electronic billing for customers at prices competitive with other electronic billing vendors. Once a customer processes patient insurance claims in our system, we then perform the electronic billing function with no other participation by hospital staff. With this service, customers need not prepare billing files or maintain interfaces with third-

party software, thereby saving the customer both time and money.

Statement Processing.   Our customers may choose to have us prepare and distribute all patient billing statements. We use our knowledge of a customer’s collection system to produce statements without requiring any actions on the part of the hospital data processing personnel. Because we can connect directly with a customer’s system, the customer is not required to build and transfer files to us. All system enhancements are incorporated into the statement process without having to modify any third-party vendor interface. Like the electronic billing outsourcing, this service saves the customer both time and money.

Business Office Outsourcing.   We offer customers the option of using us to perform their primary business office functions, including patient billing and accounts receivable management. Using this service allows customers to reduce costs by employing fewer full time administrative employees.

System Implementation and Training

Conversion Services.   When a customer purchases our system, we convert its existing data to the CPSI system. Our knowledge of hospital data processing, in conjunction with extensive in-house technical expertise, allows us to accomplish this task in a cost effective manner. When we install a new system, the data conversion has already occurred so that the system is immediately operational. Our goal is for each customer to be immediately productive in order not to waste time and money on the costly and inefficient task of maintaining the same data on parallel systems. Our services also relieve the hospital staff of the time-consuming burden of data conversion.

Training.   In order to integrate the new system and to ensure its success, we spend approximately three weeks providing individualized training on-site at each customer’s facility at the time of installation. We directly train all hospital users, including staff members and healthcare providers, during all hospital shifts in the use of hardware and software applications. In contrast, some of our competitors train only a hospital’s training staff at an off-site location. We employ nurses and medical technicians in addition to our technical training staff in order to help us communicate more effectively with our customers during the training process.

Technology

Operating Systems and Server Platform.   We utilize Intel-based servers running industry standard “open systems,” including Unix and Microsoft Windows 2000 Server operating systems.

ClientWare® Networking.   Our ClientWare® application integrates the UNIX and Microsoft operating systems. This integration brings together the strengths of both operating environments. The processing power of UNIX combined with the communication capabilities of Microsoft Windows creates an information system that allows the use of familiar “point and click” processing. This architecture also facilitates integration of other Microsoft software and provides expanded opportunities for the inclusion of new technologies without sacrificing system reliability or performance.

Wireless Technology.   Traditional workstations were designed around access to

electrical and network outlets. We now use wireless networking technology to connect computers to the CPSI system. This allows customers to use mobile computers and to place stationary computers in locations for optimum convenience and ease of use. We incorporate wireless laptop and hand held computers into our system. Convenient to carry and use, these mobile computers allow effective data collection and real-time access to patient information from practically anywhere in the hospital. Information efficiently collected will then be more quickly accessible by other caregivers throughout the hospital.

Point-of-Care Stations.   Since 1990, we have used “point-of-care stations” which allow nurses to enter information into the system at a patient’s bedside. These stations consist of compact computers on individual data entry stations that are lightweight, durable and easy to maneuver. We incorporate our wireless networking capabilities into these stations in order to provide extended range and mobility.

Touch Sensitive Displays.   Data entry is made easier through the use of touch sensitive displays. With this technology, work areas are free of the traditional keyboard and mouse associated with most personal computers. Touch screens are also more efficient for users who are not proficient in computer skills.

Voice Transcription.   We offer voice transcription software capable of learning an individual physician’s speech patterns. Computerized transcription stations can then transcribe documents dictated by physicians. The resulting reduction in time required to input patient data and prepare patient documents positively impacts the quality of patient care by providing caregivers with faster access to the most up-to-date patient information.

Biometric Recognition.   As unique as each individual, a fingerprint cannot be duplicated, making it one of the most secure methods of verifying a person’s identity. Because of the sensitivity of healthcare information and proposed federal security requirements, we have incorporated licensed fingerprint identification technology as an option for our systems. When a user signs on to the system, he or she must scan his or her fingerprint as well as enter a traditional password. The system rapidly responds with the confirmation or rejection of the user’s identity.

Research and Development

We are continually working to improve and enhance the CPSI system and to develop new products and services for our system. The primary source of ideas for improvements to our products and services comes from our customers through our national user group. We believe our interaction with customers and their communication with each other is the most efficient way to learn about and respond to changes in the healthcare operating environment. This approach to research and development allows us to quickly adapt to technology advances and improve our products and services to better serve the needs of our customers. Our management and customer support and service teams play a significant role in product development by continually monitoring the needs and desires of our customers and our market. In addition to our customer support and service teams, we currently have five employees whose primary function is the development of financial and enterprise software products and ten employees whose primary function is the development of clinical software products. Finally, we currently have eight research and development employees whose dedicated function is to develop new uses for and applications of technology available in the marketplace.

Customers, Sales and Marketing

Target Market.   The target market for our information system consists of small and midsize hospitals of 300 or fewer acute care beds. In the United States, there are approximately 4,100 hospitals in this size range. In addition, we market our products to small specialty hospitals in the United States that focus on discrete medical areas such as surgery, rehabilitation and psychiatry. As of March 17, 2003, we had installed our system in over 450 facilities in 45 states and the District of Columbia. Our customers historically have consisted of hospitals with 100 or fewer acute care beds. Approximately 92% of our existing customers are hospitals of this size. Our goal is to increase sales to hospitals consisting of 100 to 300 acute care beds while maintaining our competitive position in the under 100 bed market segment. The following table provides information about our current customer base as of March 17, 2003:

	Current CPSI Customers	Percentage of CPSI Customers

Fewer than 100 beds	413	92%
100-200 beds	31	7
201-300 beds	7	1

Total	451	100%

Sales Staff.   Most of our new customers are referrals from our existing customers, thereby reducing the need for a large sales force. Currently, we have 17 employees dedicated to direct sales, nine of whom concentrate on new prospects, and eight of whom are responsible for the sale of additional products and services to existing customers. We hire our sales representatives from our existing employees. All of our current sales representatives have at least five years of prior experience in installation, training and customer support. While centrally based at our headquarters in Mobile, our sales representatives have defined geographic territories in the United States in which to target new customers. A significant portion of the compensation for all sales personnel is performance based.

Marketing Strategy.   Our primary marketing strategy is to generate referrals from our existing customers and directly solicit potential users through presentations at industry seminars and trade shows. We also advertise in various healthcare industry trade publications. For hospitals that we have targeted as potential customers, most of our direct sales efforts involve site visits and meetings with hospital management. The typical sales cycle of a healthcare information system usually takes six to eighteen months from the time of initial contact to the signing of a contract. Therefore, we believe it is important for our sales staff to dedicate a substantial amount of time and energy to building relationships with potential new customers. We do not conduct extensive marketing activities and promotions because hospitals are easily identified, finite in number and generally send a request for proposal to vendors when they contemplate the purchase of a hospital information system.

Competition

The market for our products and services is competitive, and we expect additional competition from established and emerging companies in the future. Our market is characterized by rapidly changing technology, evolving user needs and the frequent introduction of new products. We believe the principal competitive factors that hospitals consider when choosing between us and our competitors are:

•         product features, functionality and performance;

•         level of customer service and satisfaction;

•         ease of integration and speed of implementation;

•         product price;

•         knowledge of the healthcare industry;

•         sales and marketing efforts; and

•         company reputation.

Our principal competitors are Medical Information Technology, Inc., or “Meditech,” and Healthcare Management Systems, Inc., or “HMS.” Meditech and HMS compete with us directly in our target market of small and midsize hospitals. These companies offer products and systems that are comparable to our system and address the needs of hospitals in the markets we serve.

Our secondary competitors include McKesson Corporation, Quadramed Corp., Cerner Corporation and Siemens Corporation. These companies are significantly larger than we are, and they typically sell their products and services to larger hospitals outside of our target market. However, they will sometimes compete directly with us. We also face competition from providers of practice management systems, general decision support and database systems and other segment-specific applications, as well as from healthcare technology consultants. Any of these companies as well as other technology or healthcare companies could decide at any time to specifically target hospitals within our target market.

A number of existing and potential competitors are more established than we are and have greater name recognition and financial, technical and marketing resources than we have. Products of our competitors may have better performance, lower prices and broader market acceptance than our products. We expect that competition will continue to increase.

Internal Management Controls

We have developed and maintain an automated enterprise management system which permits us to manage not only all of our internal management, accounting and personnel functions, but also all information relating to each customer’s information system. Our system maintains detailed records of all information regarding each customer’s system, including all system specifications, service history and customer communications, among other things. This internal control system helps us to more effectively respond to customer support needs through complete and current system information and through situation-based problem solving.

Intellectual Property

We regard some aspects of our internal operations, software and documentation as proprietary, and rely primarily on a combination of contract and trade secret laws to protect our proprietary information. We believe, because of the rapid pace of technological change in the computer software industry, trade secret and copyright protection is less significant than factors such as the knowledge, ability and experience of our employees, frequent software product enhancements and the timeliness and quality of support services. We cannot guarantee that these protections will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

We do not believe our software products or other CPSI proprietary rights infringe on the property rights of third parties. However, we cannot guarantee that third-parties will not assert infringement claims against us with respect to current or future software products or that any such assertion may not require us to enter into royalty arrangements or result in costly litigation.

Employees

As of March 17, 2003, we had 661 employees, all but three of whom are located at our offices in Mobile, Alabama. Our employees can be grouped according to the following general categories: 389 in financial and clinical software services and support, 103 in information technology services and support, 62 in programming, 27 in sales and marketing and 37 in administration. We have 20 employees who perform research and development activities. These employees are included within the functional areas of financial and clinical software services and support and information technology services and support. Our general practice is to recruit recent college graduates for entry-level positions and then promote these individuals within the organization to fill vacancies in higher positions. We also hire nurses and other medically-trained professionals in connection with our support services.

Since 1991, we have maintained a non-qualified profit sharing plan under which all full-time employees with three years of uninterrupted service are eligible to participate, other than executive officers and commissioned salespeople. The plan is designed to provide each eligible employee with an annual cash bonus based on our profitability. Each eligible employee receives a pro rata share of the amount of cash distributed under the profit sharing plan based on the amount of their base salary compared to the sum of the salaries of all participating employees. Our profit sharing plan is not a qualified plan for tax purposes or a guaranteed benefit. Contributions to the plan are made periodically at the discretion of the Board of Directors. During 2002, we distributed approximately $1.0 million under this profit sharing plan. We plan to continue to make distributions under the profit sharing plan based on our profitability.

We are fortunate to have a high rate of employee retention, with our senior management having an average tenure in excess of 14 years. Our performance depends in significant part on our ability to attract, train and retain highly qualified personnel. None of our employees are represented by a labor union, and we believe our relations with our employees are good.

Executive Officers

The Executive Officers of CPSI serve at the pleasure of the Board of Directors. Set forth below is a list of the current Executive Officers of CPSI and a brief explanation of their principal employment during the last five (5) years.

David A. Dye – President and Chief Executive Officer. David A. Dye, age 33, has served as our President and Chief Executive Officer since July 1999. He was elected as a director in March 2002. Mr. Dye began his career with us in May 1990 as a Financial Software Support Representative. From that time until June 1999, he worked for us in various capacities, including as Manager of Financial Software Support, Director of Information Technology and most recently as our Vice President supervising the areas of sales, marketing and information technology.

J. Boyd Douglas – Executive Vice President and Chief Operating Officer. J. Boyd Douglas, age 36, has served as our Executive Vice President and Chief Operating Officer since July 1999. He was elected as a director in March 2002. Mr. Douglas began his career with us in August 1988 as a Financial Software Support Representative. From May 1990 until November 1994, Mr. Douglas served as Manager of Electronic Billing, and from December 1994 until June 1999, he held the position of Director of Programming Services.

M. Stephen Walker – Vice President–Finance, Chief Financial Officer, Secretary and Treasurer. M. Stephen Walker, age 53, has served as our Vice President--Finance, Chief Financial Officer, Secretary and Treasurer since July 1999. From February 1991 until June 1999, Mr. Walker served as our controller with primary responsibility for all of our accounting functions.

Victor S. Schneider – Vice President–Sales and Marketing. Victor S. Schneider, age 44, has served as our Vice President--Sales and Marketing since July 1999. Mr. Schneider is responsible for overseeing all of our sales and marketing efforts. Mr. Schneider began his career with us in June 1983 as Sales Manager. He served in that capacity until January 1997 when he was promoted to Sales Director.

Mellissa A. Hammons – Vice President–Financial Software Services. Mellissa A. Hammons, age 46, has served as our Vice President–Financial Software Services since July 1999. Ms. Hammons is responsible for overseeing all aspects of the installation and support of our financial software products. Since beginning her career with us in 1985 as a Financial Software Support Representative, Ms. Hammons has worked in various positions in our Financial Software Services Division including Manager and Director of that division.

Thomas W. Peterson – Vice President–Clinical Software Services. Mr. Peterson, age 51, has served as our Vice President–Clinical Software Services since July 1999. Mr. Peterson is responsible for overseeing all aspects of the installation and support of our clinical software products. Since beginning his career with us in 1988 as a Clinical Software Support Representative, Mr. Peterson has worked in various positions in our Clinical Software Services Division including Manager and Director of that division.

Patrick A. Immel – Vice President–Information Technology Services. Patrick A. Immel, age 32, has served as our Vice President–Information Technology Services since January 2000. Mr. Immel is responsible for overseeing technical hardware and support and hardware research and development. Mr. Immel began his career with us in July 1993 as a Financial Software Support Representative. Since that time, Mr. Immel has served as a programmer, Manager of Technical Support and most recently as Director of Information Technology Services.

ITEM 2.          PROPERTIES

Our corporate headquarters and executive offices are located on approximately 28 acres in Mobile, Alabama. We occupy approximately 111,500 square feet of space in nine buildings. Our main building consists of approximately 66,000 square feet of space. We also have seven additional buildings each consisting of approximately 6,000 square feet. Each of these smaller buildings is designed to accommodate a team of employees assigned to install and support a particular software application. We also occupy a building consisting of approximately 3,500 square feet of space which houses our eight research and development employees dedicated to developing new uses for and applications of available technology.

We lease approximately 16.5 acres and all of our buildings (other than the research and development building) from CP Investments, Inc., an Alabama corporation, the stockholders of which are John Morrissey, John Heyer, Bob O’Donnell, Elissa Stillings, Kevin P. Wilkins, Tabitha M. Wilkins Olzinski, Ellen M. Harvey, Michael K. Muscat, Jr. and Susan M. Slaton. All of these individuals are either stockholders of CPSI, or, in the case of Ms. Stillings, the spouse of a stockholder. Our leases with CP Investments, Inc. expire in 2012. The research and development building is leased from DJK, LLC, a limited liability company owned by Dennis Wilkins, a principal stockholder and a director of CPSI. Our lease with DJK, LLC also expires in 2012. In 1999, we purchased approximately 11.3 acres of undeveloped real property adjacent to our primary premises in order to accommodate future growth.

We are currently expanding our facilities with the addition of one new building dedicated to support of our software applications. Taking into consideration this expansion, we believe our existing facilities will be sufficient to meet our needs until the end of 2003. At that time we believe we will need to construct additional facilities on the undeveloped portion of our campus in order to accommodate our expansion needs.

ITEM 3.          LEGAL PROCEEDINGS

From time to time, we are involved in routine litigation that arises in the ordinary course of business. We currently are involved in a litigated dispute relating to the installation of a hospital information system that, if resolved unfavorably, could have a negative impact on our quarterly earnings at some point in the future. However, this dispute should not have a material adverse effect on our business or financial condition. We are not currently involved in any other litigation that we believe could reasonably be expected to have a material adverse effect on our business, financial condition, or results of operations.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for CPSI Common Stock

At March 17, 2003 CPSI had 75 stockholders of record (which does not include the number of beneficial owners whose shares are held in “street” names by nominees who are record holders) and 10,488,000 shares of CPSI common stock outstanding.

CPSI common stock is traded in the over-the-counter market and prices are quoted on the NASDAQ/NMS under the symbol “CPSI.” The reported sales price range for CPSI common stock during the third and fourth quarters of 2002 (the first two quarters after the completion of our initial public offering (“IPO”) in May 2002) are shown below:

	High	Low

2002
Third Quarter	25.25	17.35
Fourth Quarter	26.85	19.00

The last reported sales price of CPSI Common Stock as reported on the NASDAQ/NMS on March 17, 2003 was $22.58.

Dividends

During 2001, we paid monthly cash distributions to our stockholders in the aggregate amount of $6.6 million. During 2002, we paid a total of $16.9 million to our pre-IPO stockholders in connection with the IPO and our related conversion from an S corporation to a C corporation.

We have not declared any dividends since our IPO in May 2002. To the extent that we generate cash in excess of our operating needs, the Board of Directors from time to time will consider paying cash dividends to holders of our common stock. Any decision to pay dividends will depend upon many factors including our financial condition and earnings, cash needed to fund future growth and legal requirements. Accordingly, there is no assurance that dividends will be declared or paid in the future.

Use of Proceeds

On May 24, 2002, we completed an initial public offering (“IPO”) of 3,000,000 shares of our common stock, $0.001 par value per share. The managing underwriters were Morgan Keegan & Company, Inc. and Raymond James & Associates, Inc. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Registration No. 333-84726) that was declared effective by the Securities and Exchange Commission on May 20, 2002. All 3,000,000 shares of common stock registered under the Registration Statement, plus 450,000 shares of common stock covered by an over-allotment option granted to the underwriters, were sold to the public at a price of $16.50 per share. Of the shares offered, 1,200,000 shares were sold by the Company, and 1,800,000 shares (plus the 450,000 over-allotment option shares) were sold by certain stockholders. The amount of aggregate gross proceeds from the shares of common stock sold by us was $19.8 million. The net proceeds to us from the offering were approximately $16.9 million after deducting the underwriting discount of $1.4 million and $1.5 million in other expenses incurred in connection with the offering.

Of the net proceeds received by us from the offering, we used $0.7 million to retire debt on our land, and we paid $14.3 million to our pre-IPO stockholders in connection with the distribution of previously taxed S corporation income. We have invested the remainder of the proceeds in short-term, investment-grade, interest bearing instruments. We expect to use these proceeds to fund an additional distribution to our pre-IPO stockholders of previously taxed S corporation income in the approximate amount of $0.3 million and for other general corporate purposes. Other than the S corporation distribution, none of our proceeds from the offering (and no offering expenses) have been paid, directly or indirectly, to any of our officers or directors or any of their associates, or to any persons owning ten percent or more of our outstanding common stock.

ITEM 6.          SELECTED FINANCIAL DATA

	Year ended December 31,

	2002	2001	2000	1999	1998

	(in thousands except for share and per share data)
INCOME DATA:
Total sales revenues	$73,744	$59,666	$49,222	$50,530	$32,150
Total costs of sales	42,925	36,242	31,487	29,895	19,170

Gross profit	30,819	23,424	17,735	20,635	12,980
Total operating expenses	18,750	14,948	13,080	11,894	7,832

Operating income	12,069	8,476	4,655	8,741	5,148
Total other income	552	204	236	196	161

Income before taxes	12,621	8,680	4,891	8,937	5,309
Income taxes(1)	1,971	—	—	—	—

Net income	$10,650	$8,680	$4,891	$8,937	$5,309

Net income per share - basic	$1.06	$0.93	$0.53	$0.96	$0.57

Net income per share - diluted	$1.06	$0.93	$0.53	$0.96	$0.57

Weighted average shares outstanding:
Basic	10,024,438	9,288,000	9,288,000	9,288,000	9,288,000
Diluted	10,061,765	9,288,000	9,288,000	9,288,000	9,288,000
Pro forma income data (2):
Historical income before provision for income taxes	$12,621	$8,680	$4,891	$8,937	$5,309
Proforma income taxes	4,577	3,231	1,826	3,324	1,982

Proforma net income	$8,044	$5,449	$3,065	$5,613	$3,327

Pro forma net income per share - basic	$0.80	$0.59	$0.33	$0.60	$0.36

Pro forma net income per share - diluted	$0.80	$0.59	$0.33	$0.60	$0.36

	As of December 31,

	2002	2001	2000	1999	1998

	(in thousands)
BALANCE SHEET DATA
Cash and cash equivalents	$6,352	$2,019	$1,033	$980	$715
Working capital	14,812	5,667	4,658	6,735	4,634
Total assets	28,909	17,251	14,515	14,374	7,691
Total current liabilities	8,430	6,551	5,810	4,421	1,453
Note payable	—	664	749	889	—
Total stockholders’ equity	20,479	10,036	7,956	9,065	6,239

   (1)    CPSI operated as an S corporation through May 20, 2002 and, as such, was not subject to federal and certain state income taxes.

   (2)    Pro forma information reflects the provision for income taxes that would have been recorded had CPSI been a C corporation during all of the periods presented.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with “Selected Financial Data” and our financial statements and the related notes included elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors” and elsewhere in this Annual Report.

Overview

2002 was a very important year in our history. In May, we completed our initial public offering, and despite a tough market and economy, we have continued to perform well. During 2002, we continued to grow our business by adding approximately 50 new customers. We also expanded product sales to our existing customer base. These sales together with our other products and services produced record revenues in 2002 in the amount of $73.7 million.

We strive to consistently add value to our community hospital customers and understand their business and the challenges they face. We have continuously enhanced our system and added products based on the needs and desires of our customers. As an example, in 2002 we entered the final development stages for our ImageLink radiology image management product and a new product designed to enhance patient charting procedures for medical practices. These new products reflect our commitment to remain at the forefront of healthcare technology for the benefit of our customers.

We continue to implement our strategy of offering a complete solution to our community hospital customers with a commitment to service and responsiveness. We understand their business, needs and limitations, and they rely on us to be there for them every day. This has been our strategy for over twenty years, and we plan to continue to follow this same strategy going forward.

Background

CPSI was founded in 1979 and specializes in delivering comprehensive healthcare information systems and related services to community hospitals. Our systems and services are designed to support the primary functional areas of a hospital and to enhance access to needed financial and clinical information. Our comprehensive system enables healthcare providers to improve clinical, financial and administrative outcomes. Our products and services provide solutions in key areas, including patient management, financial management, patient care and clinical, enterprise and office automation.

We sell a fully integrated, enterprise-wide financial and clinical hospital information system comprised of all necessary software, hardware, peripherals, forms and office supplies, together with comprehensive customer service and support. We also offer outsourcing services, including electronic billing submissions, patient statement processing and business office functions, as part of our overall information system solution.

We have achieved a compounded annual growth rate in revenues of approximately 25.0% over the past five years. We have achieved year-to-year revenue growth in each of the last five years except 2000, when hospitals decreased technology spending following increased spending in 1999 and earlier years to address the year 2000 issue. Our system currently is installed and operating in over 450 hospitals in 45 states and the District of Columbia. Our customers historically have consisted of community hospitals with 100 or fewer acute care beds. However, we also serve and are targeting for growth the market consisting of hospitals with 100 to 300 acute care beds.

Revenues

System Sales.   Revenues from system sales are derived from the sale of information systems (including software, conversion and installation services, hardware, peripherals, forms and office supplies) to new customers and from the sale of new or additional products to existing customers. We do not record revenue upon execution of a sales contract. Upon signing a contract to purchase a system from us, each customer pays a non-refundable 10% deposit that is recorded as deferred revenue. The customer then pays 40% of the purchase price for the software and the related installation, training and conversion when we install the system and commence training on-site at the customer’s facility, which is likewise recorded as deferred revenue. When the system begins operating in a live environment, the remaining 50% of the system purchase price is payable, and we recognize revenue for the total amount of the purchase price for software and related services. Revenues derived from installation of additional software applications are generally recognized upon installation. Revenues from the sale of hardware, forms and supplies are recognized upon the shipment of the product to the customer.

Support and Maintenance.   We also derive revenues from the provision of system support services, including software application support, hardware maintenance, continuing education and related services. Support services are provided pursuant to a support agreement under which we provide comprehensive system support and related services in exchange for a monthly fee based on the services provided. The initial term of these contracts ranges from one to seven years, with a typical duration of five years. Upon expiration of the initial term, these contracts renew automatically from year-to-year thereafter until terminated. Revenues from support services are recognized in the month when these services are performed.

We provide our products to some customers as an application service provider, or “ASP.” We provide ASP services on a remote access basis by storing and maintaining servers at our headquarters which contain customers’ patient and administrative data. These customers then access this data remotely in exchange for a monthly fee. In addition, as part of our total information solution, we also serve as an Internet service provider, or “ISP,” for some of our customers for a monthly fee. We also provide web-site design and hosting services if needed. Revenues from our ASP and ISP services are recognized in the month when these services are delivered.

Outsourcing Revenues.   We began offering outsourcing services in January 1999. Revenues from outsourcing services have increased rapidly since that time. We expect outsourcing revenues to continue to grow at a faster rate than our systems and services revenues. Our outsourcing services include electronic billing, statement processing and business office outsourcing (primarily accounts receivable management). All of these outsourcing services are sold pursuant to one year customer agreements, with automatic one year renewals until terminated. Revenues from outsourcing services are recognized when these services are performed.

Costs of Sales

System Sales.   The principal costs associated with the design, development, sale and installation of our systems are employee salaries, benefits, travel expenses and certain other overhead expenses. For the sale of equipment we incur costs to acquire these products from the respective distributors or manufacturers, as the case may be. Costs are deferred and recognized as an expense at the time the related revenues are recognized on a completed contract basis. However, at December 31, 2000, 2001 and 2002, no system sales related costs were deferred as all contracts were deemed to be substantially complete, or such amounts were not considered to be material.

Support and Maintenance.   The principal costs associated with our system support and maintenance services are employee salaries, benefits and certain other overhead expenses. Costs are expensed as incurred and are not deferred.

We have the same employee groups providing both system installations and support and maintenance services. Salary related expenses are allocated between cost of system sales and cost of support and maintenance services based upon an estimate of the percentage of time employees spend performing each function.

Outsourcing.   The principal cost related to our statement outsourcing is postage. The principal cost related to our electronic billing outsourcing is long distance telecommunication fees. Employee salaries, benefits, supplies and forms are additional significant costs associated with our outsourcing services. Costs are expensed as incurred and are not deferred.

Results of Operations

The following table sets forth certain items included in our results of operations for each of the three years in the period ended December 31, 2002, expressed as a percentage of our total revenues for these periods:

	Year ended December 31,

	2002		2001		2000

	Amount	% Sales	Amount	% Sales	Amount	% Sales

INCOME DATA:
Sales revenues:
System sales	$38,309	51.9%	$30,350	50.8%	$25,737	52.3%
Support and maintenance	30,246	41.0	25,823	43.3	21,123	42.9
Outsourcing	5,189	7.0	3,493	5.9	2,362	4.8

Total sales revenues	73,744	100.0	59,666	100.0	49,222	100.0

Costs of sales:
System sales	25,838	35.0	22,499	37.7	20,198	41.0
Support and maintenance	13,905	18.9	11,634	19.5	9,781	19.9
Outsourcing	3,182	4.3	2,109	3.5	1,508	3.1

Total costs of sales	42,925	58.2	36,242	60.7	31,487	64.0

Gross profit	30,819	41.8	23,424	39.3	17,735	36.0

Operating expenses:
Sales and marketing	5,933	8.0	5,105	8.6	4,477	9.1
General and administrative	12,817	17.4	9,843	16.5	8,603	17.5

Total operating expenses	18,750	25.4	14,948	25.1	13,080	26.6

Operating income	12,069	16.4	8,476	14.2	4,655	9.4

Other income (expense):
Interest income	214	0.3	126	0.2	91	0.2
Miscellaneous income	362	0.4	154	0.2	214	0.4
Interest expense	(24)	0.0	(76)	-0.1	(69)	-0.1

Total other income	552	0.7	204	0.3	236	0.5

Income before taxes	12,621	17.1	8,680	14.5	4,891	9.9
Income taxes	1,971	2.7	—	—	—	—

Net income	$10,650	14.4%	$8,680	14.5%	$4,891	9.9%

2001 Compared to 2002

Revenues.   Total revenues increased by 23.6% or $14.0 million from $59.7 million for 2001 to $73.7 million for 2002.

System sales revenues increased by 26.2% or $7.9 million from $30.4 million in 2001 to $38.3 million in 2002. The increase in system sales revenue was attributable to an increase in the number and size of new customer installations. No costs relating to system sales were deferred under our completed contract method of accounting at December 31, 2002 or 2001 as all contracts were deemed to be substantially complete.

Support and maintenance revenues increased by 17.1% or $4.4 million from $25.8 million in 2001 to $30.2 million in 2002. The increase in support and maintenance revenues was attributable to an increase in recurring revenues as a result of a larger customer base, as well as an increase in ASP and ISP services volume.

Outsourcing revenues increased by 48.6% or $1.7 million from $3.5 million in 2001 to $5.2 million in 2002. We experienced an increase in outsourcing revenues as a result of continued growth in customer demand for electronic billing and statement outsourcing services. We initiated business office outsourcing services during the first quarter of 2002 and were providing services to four customers at December 31, 2002.

Costs of Sales.   Total costs of sales increased by 18.4% or $6.7 million from $36.2 million in 2001 to $42.9 million in 2002. As a percentage of revenues, cost of sales decreased from 60.7% for 2001 to 58.2% for 2002.

Cost of system sales increased by 14.7% or $3.3 million from $22.5 million for 2001 to $25.8 million for 2002. This increase was caused primarily by an increase in travel expenses of $0.8 million as a direct result of larger system installations requiring larger installation teams. Additionally, payroll related expenses increased $1.4 million as a result of increased employee headcount needed to support increasing sales volume. Cost of equipment also increased by $1.1 million as a direct result of our increase in system sales. The gross margin on system sales increased from 25.9% for 2001 to 32.6% for 2002. The increase in gross margin was due to an increase in the average size of systems installed in 2002 over 2001.

Cost of support and maintenance increased by 19.8% or $2.3 million from $11.6 million for 2001 to $13.9 million for 2002. This increase was caused primarily by an increase in payroll related expenses of $2.0 million as a result of increased employee headcount needed to support our increasing customer base. Also, telecommunication expenses increased $0.3 million due to increased utilization of our ISP services. The gross margin on support and maintenance revenues decreased from 54.9% for 2001 to 54.0% for 2002. The decrease in the gross margin was primarily due to the addition of customer support personnel necessary for the planned expansion of our customer base.

Our costs associated with outsourcing services increased 52.3% or $1.1 million from $2.1 million in 2001 to $3.2 million in 2002. Salary expense increased $0.5 million due to the hiring of additional employees to support our business office outsourcing services. Postage cost increased $0.5 million and cost of forms increased $0.1 million as a result of an increase in transaction volumes of our statement outsourcing services.

Sales and Marketing Expenses.   Sales and marketing expenses increased 15.7% or $0.8 million from $5.1 million in 2001 to $5.9 million in 2002. The increase was attributable to increased commission expense of $0.8 million that resulted from increased sales volumes.

General and Administrative Expenses.   General and administrative expenses increased by 30.2% or $3.0 million from $9.8 million for 2001 to $12.8 million for 2002. The increase was due primarily to increases in employee related expenses of $1.1 million as a result of an increase in employees from 548 at December 31, 2001 to 650 at December 31, 2002. Additional expense increases, which resulted from our continued growth, were $0.2 million for depreciation, $0.2 million for telecommunications, $0.2 million for facilities rent and $0.6 million related to bad debts. We have also experienced increased expenses of $0.7 million in professional fees, investor relations and directors’ fees, which resulted from becoming a public company.

As a result of the foregoing factors, net income before taxes increased by 44.8% or $3.9 million from $8.7 million for 2001 to $12.6 million for 2002.

2000 Compared to 2001

Revenues.   Total revenues increased by 21.2% or $10.5 million from $49.2 million in 2000 to $59.7 million in 2001.

System sales revenues increased by 17.9% or $4.7 million from $25.7 million in 2000 to $30.4 million in 2001. The increase in system sales revenues was attributable to an increase in the number and size of new customer installations.

Support and maintenance revenues increased by 22.2% or $4.7 million from $21.1 million in 2000 to $25.8 million in 2001. The increase in support and maintenance revenues was attributable to recurring revenues received from an increasing customer base and the commencement of ASP services.

Outsourcing revenues increased by 47.9% or $1.1 million from $2.4 million in 2000 to $3.5 million in 2001. We experienced an increase in outsourcing revenues as a result of continued growth in customer demand for billing and administrative support services. We expect outsourcing revenues to continue to grow at a faster rate than systems and services revenues.

Costs of Sales.   Total costs of sales increased by 15.1% or $4.7 million from $31.5 million in 2000 to $36.2 million in 2001. As a percentage of revenues, costs of sales changed from 64.0% in 2000 to 60.7% in 2001.

Cost of system sales increased by 11.4% or $2.3 million from $20.2 million in 2000 to $22.5 million in 2001. This increase was caused primarily by increased salary expense of $1.0 million due to increased headcount needed to accommodate the increased number of system installations. We also experienced an increase in travel expense of $0.7 million as a result of the increase in the number of system installations in 2001 over 2000, and a related increase in customer training requirements. Our equipment expense increased by $0.8 million as a direct result of our increased system sales. The gross margin on system sales increased from 21.5% in 2000 to 25.9% in 2001. The increase in the gross margin was primarily due to the increase in software license revenues and custom programming revenues, both of which have a higher profit margin than hardware sales.

Cost of support and maintenance increased by 19.0% or $1.8 million from $9.8 million in 2000 to $11.6 million in 2001. This increase was caused primarily by increased salary expense of $1.0 million due to increased headcount needed to adequately support our increasing customer base. Telecommunications expenses increased by $0.3 million which resulted from the commencement of ASP and ISP services. The gross margin on support and maintenance revenues increased from 53.7%

in 2000 to 54.9% in 2001. The increase in the gross margin was primarily due to the increasing customer base for which we provide support.

Our costs associated with outsourcing services increased significantly due to an increase in postage costs of $0.4 million resulting from an increase in the transaction volumes of our statement processing services. Salary costs also increased by $0.1 million due to the hiring of new employees in this area.

Sales and Marketing Expenses.   Sales and marketing expenses increased by 14.0% or $0.6 million from $4.5 million in 2000 to $5.1 million in 2001. As a percentage of total revenues, sales and marketing expenses changed from 9.1% in 2000 to 8.6% in 2001. The increase in expenses was due in part to increased travel expenses of $0.3 million and the increase in costs associated with the addition of sales and marketing personnel and increased sales commissions of $0.2 million. We expect sales and marketing expense to continue to increase on an absolute basis as our business continues to grow. We expect much of the increase to come from increases in the number of employees.

General and Administrative Expenses.   General and administrative expenses increased by 14.4% or $1.2 million from $8.6 million in 2000 to $9.8 million in 2001. As a percentage of total revenues, general and administrative expenses changed from 17.5% in 2000 to 16.5% in 2001. The increase in expenses was due to increased costs of $0.3 million associated with pay raises for existing employees and the hiring of additional employees to support the growth in our business and an increase of $0.5 million in our insurance related costs. The remainder of the increase is primarily attributable to increased depreciation and telecommunications expenses. We expect general and administrative expenses to increase as a result of our becoming a public company.

As a result of the foregoing factors, net income increased by 77.5% or $3.8 million from $4.9 million in 2000 to $8.7 million in 2001. Pro forma net income, which reflects a pro forma tax provision as if we had been a C corporation, increased by 77.8% or $2.3 million from $3.1 million in 2000 to $5.4 million in 2001.

Liquidity and Capital Resources

As of March 17, 2003, we had $6.1 million in cash and cash equivalents. This cash reserve plus cash generated from our normal operating activities should be adequate to fund our business for the foreseeable future. Our principal source of liquidity has been cash provided by operating activities. Cash provided by operating activities has been used primarily to fund the growth in our business and, prior to our IPO, to pay S corporation distributions to our stockholders. We paid approximately monthly cash distributions to our stockholders in the aggregate amounts of $6.0 million, $6.6 million and $16.9 million in the years ended December 31, 2000, 2001 and 2002, respectively. We have not declared any dividends since our IPO in May 2002. While there is no assurance that dividends will be declared or paid in the future, to the extent that we generate cash in excess of our operating needs, the Board of Directors from time to time will consider paying cash dividends to holders of our common stock.

On May 24, 2002, we completed an initial public offering (“IPO”) of 3,000,000 shares of our common stock. Of the shares offered, 1,200,000 shares were sold by the Company, and 1,800,000 shares (plus the 450,000 over-allotment option shares) were sold by certain stockholders. The amount of aggregate gross proceeds from the shares of common stock sold by us was $19.8 million. The net proceeds to us from the offering were approximately $16.9 million after deducting the underwriting discount of $1.4 million and $1.5 million in other expenses incurred in connection with the offering. We used approximately $14.3 million of these proceeds to fund distributions to our pre-IPO stockholders in connection with the distribution of previously taxed S corporation income.

Net cash provided by operating activities totaled $7.6 million, $9.0 million and $7.0 million for the years ended December 31, 2000, 2001 and 2002, respectively. The increase in cash provided by operating activities from 2000 to 2001 was the result of the increase in net income and working capital. The decrease in cash provided by operating activities from 2001 to 2002 was primarily related to an increase in accounts receivable. Upon the completion of our IPO, we converted from an S corporation to a C corporation for tax purposes. As a result, some of our cash provided by our operating activities is now required to pay taxes on our income.

Net cash used in investing activities totaled $1.4 million, $1.3 million and $1.9 million for the years ended December 31, 2000, 2001 and 2002, respectively. In each of those years we used cash for the purchase of property and equipment.

Net cash used in financing activities totaled $6.1 million, $6.7 million and $0.7 for the years ended December 31, 2000, 2001 and 2002, respectively. During 2002, we received $16.9 million as net proceeds from our IPO. Prior to the IPO, we made cash distributions to our stockholders in the amount of $2.6 million. From the IPO proceeds, we made additional cash distributions to our pre-IPO stockholders in the amount of $14.3 million for previously taxed S corporation income. We anticipate an additional cash distribution to these stockholders of approximately $0.3 million prior to the filing of our 2002 tax returns. We intend to use the remainder of the IPO proceeds for working capital purposes. We also retired outstanding long-term debt in the amount of $0.7 million. During 2001 and 2000, we used cash primarily to pay cash distributions to our stockholders.

Our days sales outstanding for the years ended December 31, 2000, 2001 and 2002 were 52.5, 41.7 and 56.8, respectively.

We currently do not have a bank line of credit or other credit facility in place. Because we have no debt, we will not be subject to contractual restrictions or other influences on our operations, such as payment demands and restrictions on the use of operating funds, that are typically associated with debt. If we borrow money in the future, we will likely be subject to operating and financial covenants that could limit our ability to operate as profitably as we have in the past. Defaults under applicable loan agreements could result in the demand by lenders for immediate payment of substantial funds and substantial restrictions on expenditures, among other things.

Related Party Transactions

We lease the majority of our corporate headquarters campus from CP Investments, Inc., an Alabama corporation, the stockholders of which are John Morrissey, John Heyer, Bob O’Donnell, Elissa Stillings, Kevin P. Wilkins, Tabitha M. Wilkins Olzinski, Ellen M. Harvey, Michael K. Muscat, Jr. and Susan M. Slaton. All of these individuals are either stockholders of CPSI, or, in the case of Ms. Stillings, the spouse of a stockholder. Prior to January 31, 2003, M. Kenny Muscat and Dennis Wilkins were officers and directors of CP Investments, Inc. In 2002, we paid total lease payments in the amount of $1,083,225 to CP Investments, Inc. During 2002, we entered into three new leases with CP Investments, Inc., all of which expire in 2012. Under these lease agreements, we make annual lease payments in the aggregate amount of $1,224,000, subject to annual adjustment based on the Consumer Price Index. The annual rents payable under these leases have been determined by an independent, third-party appraisal firm. The lease agreements provide for a subsequent third party appraisal of the rental amounts at the conclusion of the fifth year of each lease.

We lease the remainder of our headquarters facilities, which is comprised of one building that houses our dedicated research and development staff, from DJK, LLC, a limited liability company owned by Dennis Wilkins. On April 1, 2002, we entered into a lease for this facility that expires in April 2012. Prior to that time we paid only the expenses associated with the building. In 2002, we paid total lease payments in the amount of $29,250 to DJK, LLC. Under the lease agreement, we will make annual lease payments in the amount of $39,000, subject to annual adjustment based on the Consumer Price Index. The annual rent payable under this lease has been determined by an independent, third-party appraisal firm. The lease agreement provides for a subsequent third party appraisal of the rental amount at the conclusion of the fifth year of the lease.

In July 1999 and May 2001, certain of our stockholders sold an aggregate of 904,750 shares (after considering the effect of the 430 for 1 stock split) to seven of our executive officers for cash in the aggregate amount of approximately $8.5 million. The executive officers financed 100% of the aggregate purchase price with individual loans from AmSouth Bank and pledged their shares of stock as collateral. Simultaneously with such financings, we entered into agreements with AmSouth Bank to purchase from AmSouth any such loan if (i) an officer’s employment with us is terminated for any reason, (ii) an officer defaults on his or her loan or pledge agreement or (iii) our financial condition deteriorates below certain defined parameters. We terminated these loan purchase agreements with AmSouth in connection with our IPO.

Contractual Commitments

Our related party real estate leases are our principal contractual commitments requiring recurring payments in the future. Our payments under these leases subsequent to December 31, 2002 will be as follows:

Year	Amount

2003	$1,263,000
2004	1,263,000
2005	1,263,000
2006	1,263,000
2007	1,263,000
Thereafter	5,445,750

Total	$11,760,750

Critical Accounting Policies

General.   Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles. We are required to make some estimates and judgments that affect the preparation of these financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, but actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition.   We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, as amended by SAB 101A and 101B and the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, Software Revenue Recognition. SAB 101 and SOP 97-2 require that four basic criteria must be met before revenues can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on our judgment regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause us to determine these criteria are not met for certain future transactions, revenues recognized for any reporting period could be adversely affected.

Backlog

Backlog consists of revenues we reasonably expect to recognize over the next twelve months under existing contracts. The revenues to be recognized may relate to a combination of one-time fees for system sales, and recurring fees for support, outsourcing, ASP and ISP services. As of December 31, 2002, we had a twelve-month backlog of approximately $18.8 million in connection with non-recurring system purchases and approximately $39.5 million in connection with recurring payments under support, outsourcing, ASP and ISP contracts.

Qualitative and Quantitative Disclosures About Market and Interest Rate Risk

We reduce the sensitivity of our results of operations to market risks related to changes in interest rates by maintaining an investment portfolio comprised solely of highly rated, short-term investments. We do not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes. We are not exposed to currency exchange fluctuations, as we do not sell our products internationally, and we currently have no exposure to equity price risks.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We believe the adoption of SFAS No. 143 will not have a material effect on our financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 revises the accounting for certain lease termination costs and employee termination benefits, which are generally recognized in connection with restructuring activities. The adoption of SFAS No. 146 is not expected to have any effect on the Company’s financial position, results of operations or cash flows.

On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effect’s of an entity’s accounting policy with respect to stock-based compensation. While the statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of Opinion 25.

RISK FACTORS

Market factors may cause a decline in spending for information technology and services by our current and prospective customers which may result in less demand for our products, lower prices and, consequently, lower revenues and a lower revenue growth rate.

The purchase of our information system involves a significant financial commitment by our customers. At the same time, the healthcare industry faces significant financial pressures that could adversely affect overall spending on healthcare information technology and services. For example, the Balanced Budget Act of 1997 has significantly reduced Medicare reimbursements to hospitals, leaving them less money to invest in infrastructure. Moreover, a general economic decline could cause hospitals to reduce or eliminate information technology related spending. To the extent spending for healthcare information technology and services declines or increases slower than we anticipate, demand for our products and services, as well as the prices we charge, could be adversely affected. Accordingly, we cannot assure you that we will be able to increase or maintain our revenues or our growth rate.

There is a limited number of hospitals in our target market. Continued consolidation in the healthcare industry could result in the loss of existing customers, a reduction in our potential customer base and downward pressure on our products’ prices.

There is a finite number of small and midsize hospitals with 300 or fewer acute care beds. Saturation of this market with our products or our competitors’ products could eventually limit our revenues and growth. Furthermore, many healthcare providers have consolidated to create larger healthcare delivery enterprises with greater market power. If this consolidation continues, we could lose existing customers and could experience a decrease in the number of potential purchasers of our products and services. The loss of existing and potential customers due to industry consolidation could cause our revenue growth rate to decline. In addition, larger, consolidated enterprises could have greater bargaining power, which may lead to downward pressure on the prices for our products and services.

We may experience fluctuations in quarterly financial performance that cause us to fail to meet revenues or earnings expectations. Failure to meet these expectations could adversely impact our stock price.

There is no assurance that consistent quarterly growth in our business will continue. Our quarterly revenues may fluctuate and may be difficult to forecast for a variety of reasons. For example, prospective customers often take significant time evaluating our system and related services before making a purchase decision. Moreover, a prospective customer who has placed an order for our system could decide to cancel that order or postpone installation of the ordered system. If a prospective customer delays or cancels a scheduled system installation during any quarter, we may not be able to schedule a substitute system installation during that quarter. The amount of revenues that would have been generated from that installation will be postponed or lost. The possibility of delays or cancellations of scheduled system installations could cause our quarterly revenues to fluctuate.

The following factors may also affect demand for our products and services and cause our quarterly revenues to fluctuate:

•          changes in customer budgets and purchasing priorities;

•          market acceptance of new products, product enhancements and services from us and our competitors;

•          product and price competition; and

•          delay of revenue recognition to future quarters due to an increase in the sale of our remote access ASP services.

Variations in our quarterly revenues may adversely affect our operating results. In each fiscal quarter, our expense levels, operating costs and hiring plans are based on projections of future revenues and are relatively fixed. If our actual revenues fall below expectations, our earnings will also likely fail to meet expectations. If we fail to meet the revenue or earnings expectations of securities analysts and investors, the price of our common stock will likely decrease.

Competition with companies that have greater financial, technical and marketing resources than we have could result in loss of customers and/or a lowering of prices for our products, causing a decrease in our revenues and/or market share.

Our principal competitors are Meditech and HMS. Meditech and HMS compete with us directly in our target market of small and midsize hospitals. These companies offer products and services that are comparable to our system and are designed to address the needs of community hospitals.

Our secondary competitors include McKesson Corporation, Quadramed Corp., Cerner Corporation and Siemens Corporation. These companies are significantly larger than we are, and they typically sell their products and services to larger hospitals outside of our target market. However, they sometimes compete directly with us. We also face competition from providers of practice management systems, general decision support and database systems and other segment-specific applications, as well as from healthcare technology consultants. Any of these companies as well as other technology or healthcare companies could decide at any time to specifically target hospitals within our target market.

A number of existing and potential competitors are more established than we are and have greater name recognition and financial, technical and marketing resources. Products of our competitors may have better performance, lower prices and broader market acceptance than our products. We expect increased competition that could cause us to lose customers, lower our prices to remain competitive and experience lower revenues, revenue growth and profit margins.

Our failure to develop new products or enhance current products in response to market demands could adversely impact our competitive position and require substantial capital resources to correct.

The needs of hospitals in our target market are subject to rapid change due to government regulation, trends in clinical care practices and technological advancements. As a result of these changes, our products may quickly become obsolete or less competitive. New product introductions and enhancements by our competitors that more effectively or timely respond to changing industry needs may weaken our competitive position.

We continually redesign and enhance our products to incorporate new technologies and adapt our products to ever-changing hardware and software platforms. Often we face difficult choices regarding which new technologies to adopt. If we fail to anticipate or respond adequately to technological advancements, or experience significant delays in product development or introduction, our competitive position could be negatively affected. Moreover, our failure to offer products acceptable to our target market could require us to make significant capital investments and incur higher operating costs to redesign our products, which could negatively affect our financial condition and operating results.

Potential regulation of our products as medical devices by the U.S. Food and Drug Administration could increase our costs, delay the introduction of new products and slow our revenue growth.

The U.S. Food and Drug Administration, or the “FDA,” is likely to become more active in regulating the use of computer software for clinical purposes. The FDA has increasingly regulated computer products and computer-assisted products as medical devices under the federal Food, Drug and Cosmetic Act. If the FDA regulates any of our products as medical devices, we would likely be required to, among other things:

•          seek FDA clearance by demonstrating that our product is substantially equivalent to a device already legally marketed, or obtain FDA approval by establishing the safety and effectiveness of our product;

•          comply with rigorous regulations governing pre-clinical and clinical testing, manufacture, distribution, labeling and promotion of medical devices; and

•          comply with the Food, Drug and Cosmetic Act’s general controls, including establishment registration, device listing, compliance with good manufacturing practices and reporting of specified device malfunctions and other adverse device events.

We anticipate that some of our products currently in development will be subject to FDA regulation. If any of our products fail to comply with FDA requirements, we could face FDA refusal to grant pre-market clearance or approval of products; withdrawal of existing clearances and approvals; fines, injunctions or civil penalties; recalls or product corrections; production suspensions; and criminal prosecution. FDA regulation of our products could increase our operating costs, delay or prevent the marketing of new or existing products and adversely affect our revenue growth.

Governmental regulations relating to patient confidentiality and other matters could increase our costs.

State and federal laws regulate the confidentiality of patient records and the circumstances under which those records may be released. These regulations may require the users of such information to implement security measures. Regulations governing electronic health data transmissions are also evolving rapidly, and they are often unclear and difficult to apply.

The Health Insurance Portability and Accountability Act of 1996, or “HIPAA,” requires, among other things, the Secretary of Health and Human Services, or “HHS,” to adopt national standards to ensure the integrity and confidentiality of health information. In December 2000, HHS published its final health data privacy regulations. Our customers must fully comply with these regulations by April 2003. These regulations restrict the use and disclosure of personally identifiable health information without the prior informed consent of the patient. In addition, HHS has also issued final regulations establishing national standards for some healthcare-related electronic transactions and uniform code sets to be used in those transactions. Customers that choose to extend the compliance deadline have until October 2003 to comply with these regulations. In February 2003, HHS issued final rules with respect to information security that would require healthcare providers to implement organizational practices to protect the security of electronically maintained or transmitted health-related information, such as the use of electronic signatures and single sign-on access to information. The final security rules will take effect April 21, 2003. Our customers must fully comply with these regulations by April 21, 2005. HHS has also provided a final rule for employer identifiers, however no other rules, proposed or final, have yet been issued with respect to unique health identifiers for providers or patients. We cannot predict the potential impact of proposed rules and rules that have not yet been proposed. In addition to HIPAA, other federal and/or state privacy legislation may be enacted at any time.

In our support agreements with our customers, we agree to update our software applications to comply with applicable federal and state laws. While we believe we have developed products that will comply with current HIPAA and other regulatory requirements, new laws, regulations and interpretations could force us to further redesign our products. Any such product redesign could consume significant capital, research and development and other resources, which could significantly increase our operating costs.

Our products assist clinical decision-making and related care by capturing, maintaining and reporting relevant patient data. If our products fail to provide accurate and timely information, our customers could assert claims against us that could result in substantial cost to us, harm our reputation in the industry and cause demand for our products to decline.

We provide products that assist clinical decision-making and related care by capturing, maintaining and reporting relevant patient data. Our products could fail or produce inaccurate results due to a variety of reasons, including mechanical error, product flaws, faulty installation and/or human error during the initial data conversion. If our products fail to provide accurate and timely information, customers and/or patients could sue us to hold us responsible for losses they incur from these errors. These lawsuits, regardless of merit or outcome, could result in substantial cost to us, divert management’s attention from operations and decrease market acceptance of our products. We attempt to limit by contract our liability for damages arising from negligence, errors or mistakes. Despite this precaution, such contract provisions may not be enforceable or may not otherwise protect us from liability for damages. We maintain general liability insurance coverage, including coverage for errors or omissions. However, this coverage may not be sufficient to cover one or more large claims against us or otherwise continue to be available on terms acceptable to us. In addition, the insurer could disclaim coverage as to any future claim.

Breaches of security in our system could result in customer claims against us and harm to our reputation causing us to incur expenses and/or lose customers.

We have included security features in our system that are intended to protect the privacy and integrity of patient data. Despite the existence of these security features, our system may experience break-ins and similar disruptive problems that could jeopardize the security of information stored in and transmitted through the computer networks of our customers. Because of the sensitivity of medical information, customers could sue us for breaches of security involving our system. Also, actual or perceived security breaches in our system could harm the market perception of our products which could cause us to lose existing and prospective customers.

New products that we introduce or enhancements to our existing products may contain undetected errors or problems that could affect customer satisfaction and cause a decrease in revenues.

Highly complex software products such as ours sometimes contain undetected errors or failures when first introduced or when updates and new versions are released. Tests of our products may not detect bugs or errors because it is difficult to simulate our customers’ wide variety of computing environments. Despite extensive testing, from time to time we have discovered defects or errors in our products. Defects or errors discovered in our products could cause delays in product introductions and shipments, result in increased costs and diversion of development resources, require design modifications, decrease market acceptance or customer satisfaction with our products, cause a loss of revenue, result in legal actions by our customers and cause increased insurance costs.

Our facilities are located in an area vulnerable to hurricanes and tropical storms, and the occurrence of a severe hurricane, similar storm or other natural disaster could cause damage to our facilities and equipment, which could require us to cease or limit our operations.

All of our facilities and virtually all of our employees are situated on one campus in Mobile, Alabama, which is located on the coast of the Gulf of Mexico. Our facilities are vulnerable to significant damage or destruction from hurricanes and tropical storms. We are also vulnerable to damage from other types of disasters, including tornadoes, fires, floods and similar events. If any disaster were to occur, our ability to conduct business at our facilities could be seriously impaired or completely destroyed. This would have adverse consequences for our customers who depend on us for system support or outsourcing services. Also, the servers of customers who use our remote access services could be damaged or destroyed in any such disaster. This would have potentially devastating consequences to those customers. Although we have an emergency recovery plan, there can be no assurance that this plan will effectively prevent the interruption of our business due to a natural disaster. Furthermore, the insurance we maintain may not be adequate to cover our losses resulting from any natural disaster or other business interruption.

Interruptions in our power supply and/or telecommunications capabilities could disrupt our operations, cause us to lose revenues and/or increase our expenses.

We currently have backup generators to be used as alternative sources of power in the event of a loss of power to our facilities. If these generators were to fail during any power outage, we would be temporarily unable to continue operations at our facilities. This would have adverse consequences for our customers who depend on us for system support and outsourcing services. Any such interruption in operations at our facilities could damage our reputation, harm our ability to retain existing customers and obtain new customers, and could result in lost revenue and increased insurance and other operating costs.

We also have customers for whom we store and maintain computer servers containing critical patient and administrative data. Those customers access this data remotely through telecommunications lines. If our power generators fail during any power outage or if our telecommunications lines are severed or impaired for any reason, those customers would be unable to access their mission critical data causing an interruption in their operations. In such event our remote access customers and/or their patients could seek to hold us responsible for any losses. We would also potentially lose those customers, and our reputation could be harmed.

If we are unable to attract and retain qualified customer service and support personnel our business and operating results will suffer.

Our customer service and support is a key component of our business. Most of our hospital customers have small information technology staffs, and they depend on us to service and support their systems. Future difficulty in attracting, training and retaining capable customer service and support personnel could cause a decrease in the overall quality of our customer service and support. That decrease would have a negative effect on customer satisfaction which could cause us to lose existing customers and could have an adverse effect on our new customer sales. The loss of customers due to inadequate customer service and support would negatively impact our ability to continue to grow our business.

We do not have employment or non-competition agreements with our key personnel, and their departure could harm our future success.

Our future success depends to a significant extent on the leadership and performance of our chief executive officer, chief operating officer and other executive officers. We do not have employment or non-competition agreements with any of our executive officers. Therefore, they may terminate their employment with us at any time and may compete against us. The loss of the services of any of our executive officers could have a material adverse effect on our business, financial condition and results of operations.

We have limited protection of our intellectual property and, if we fail to adequately protect our intellectual property, we may not be able to compete effectively.

We consider some aspects of our internal operations, products and documentation to be proprietary. To some extent we have relied on a combination of confidentiality provisions in our customer agreements, copyright, trademark and trade secret laws and other measures to protect our intellectual property. To date, however, we have not filed any patent applications to protect our proprietary software products. In addition, existing copyright laws afford only limited protection. Although we attempt to control access to our intellectual property, unauthorized persons may attempt to copy or otherwise use our intellectual property. Monitoring unauthorized use of our intellectual property is difficult, and the steps we have taken may not prevent unauthorized use. If our competitors gain access to our intellectual property, our competitive position in the industry could be damaged. An inability to compete effectively could cause us to lose existing and potential customers and experience lower revenues, revenue growth and profit margins.

In the event our products infringe on the intellectual property rights of third-parties, our business may suffer if we are sued for infringement or if we cannot obtain licenses to these rights on commercially acceptable terms.

Others may sue us alleging infringement of their intellectual property rights. Many participants in the technology industry have an increasing number of patents and patent applications and have frequently demonstrated a readiness to take legal action based on allegations of patent and other intellectual property infringement. Further, as the number and functionality of our products increase, we believe we may become increasingly subject to the risk of infringement claims. If infringement claims are brought against us, these assertions could distract management. We may have to spend a significant amount of money and time to defend or settle those claims. If we were found to infringe on the intellectual property rights of others, we could be forced to pay significant license fees or damages for infringement. If we were unable to obtain licenses to these rights on commercially acceptable terms, we would be required to discontinue the sale of our products that contain the infringing technology. Our customers would also be required to discontinue the use of those products. We are unable to insure against this risk on an economically feasible basis. Even if we were to prevail in an infringement lawsuit, the accompanying publicity could adversely impact the demand for our system. Under some circumstances, we agree to indemnify our customers for some types of infringement claims that may arise from the use of our products.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is contained in Item 7 herein under the heading “Qualitative and Quantitative Disclosures About Market and Interest Rate Risk.”

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements:

Financial Statements:

Report of Independent Auditors — Ernst & Young LLP

Report of Independent Auditors — Wilkins Miller, P.C.

Balance Sheets — December 31, 2002 and 2001

Statements of Income — Years ended December 31, 2002, 2001 and 2000

Statements of Stockholders’ Equity — Years ended December 31, 2002, 2001 and 2000

Statements of Cash Flows — Years ended December 31, 2002, 2001 and 2000

Notes to Financial Statements

Financial Statement Schedules:

Schedule II – Valuation of Qualifying Accounts for each of the three years in the period ended December 31, 2002

All other schedules to the financial statements required by Article 9 of Regulation S-X are inapplicable and therefore have been omitted.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
Computer Programs and Systems, Inc.

We have audited the accompanying balance sheets of Computer Programs and Systems, Inc. as of December 31, 2002 and 2001, and the related statements of income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Computer Programs and Systems, Inc. at December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP Birmingham, Alabama February 5, 2003

REPORT OF WILKINS MILLER, P.C., INDEPENDENT AUDITORS

The Board of Directors
Computer Programs and Systems, Inc.

In our opinion, the accompanying statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the results of operations and cash flows of Computer Programs and Systems, Inc. for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/     Wilkins Miller, P.C.

Mobile, Alabama
February 16, 2001
except for the second paragraph of Note 2,
as to which the date is May 6, 2002

COMPUTER PROGRAMS AND SYSTEMS, INC.

Balance Sheets

	December 31, 2002	December 31, 2001

Assets
Current assets:
Cash and cash equivalents	$6,352,452	$2,018,643
Accounts receivable, net of allowance for doubtful accounts of $768,000 and $532,000, respectively	12,598,511	8,107,467
Financing receivables, current portion	1,341,047	769,423
Inventories	1,615,312	1,126,353
Deferred tax assets	1,006,470	—
Prepaid expenses	327,533	196,276

Total current assets	23,241,325	12,218,162

Property and equipment
Land	936,026	936,026
Maintenance equipment	2,679,766	2,114,224
Computer equipment	3,486,030	2,906,476
Office furniture and equipment	1,023,771	793,576
Automobiles	89,934	89,934

	8,215,527	6,840,236
Less accumulated depreciation	(3,388,704)	(2,805,709)

Net property and equipment	4,826,823	4,034,527
Financing receivables	840,603	998,797

Total assets	$28,908,751	$17,251,486

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of note payable	$—	$86,185
Accounts payable	2,093,812	1,033,349
Deferred revenue	2,347,816	1,601,130
Sales, income and use taxes payable	1,258,553	1,879,939
Accrued vacation	1,317,247	1,075,450
Accrued stockholders’ distribution	250,000	—
Other accrued liabilities	968,741	875,339
Income taxes payable	193,546	—

Total current liabilities	8,429,715	6,551,392
Note payable	—	663,712

Stockholders’ equity:
Common stock, par value $0.001 per share; 30,000,000 shares authorized; 10,488,000 and 9,288,000 shares issued and outstanding, respectively	10,488	9,288
Additional paid-in capital	17,259,403	109,811
Deferred compensation	(225,423)	—
Retained earnings	3,434,568	9,917,283

Total stockholders’ equity	20,479,036	10,036,382

Total liabilities and stockholders’ equity	$28,908,751	$17,251,486

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Statements of Income

	Year ended December 31,

	2002	2001	2000

Sales revenues:
System sales	$38,309,227	$30,350,201	$25,736,339
Support and maintenance	30,246,030	25,822,575	21,123,386
Outsourcing	5,188,963	3,493,629	2,362,172

Total sales revenues	73,744,220	59,666,405	49,221,897

Costs of sales:
System sales	25,837,901	22,498,667	20,198,381
Support and maintenance	13,905,072	11,634,448	9,780,736
Outsourcing	3,182,430	2,108,672	1,507,717

Total costs of sales	42,925,403	36,241,787	31,486,834

Gross profit	30,818,817	23,424,618	17,735,063

Operating expenses:
Sales and marketing	5,933,472	5,104,906	4,477,144
General and administrative	12,816,785	9,843,543	8,602,745

Total operating expenses	18,750,257	14,948,449	13,079,889

Operating income	12,068,560	8,476,169	4,655,174

Other income (expense):
Interest income	214,044	125,881	91,315
Miscellaneous income	361,682	153,892	214,360
Interest expense	(23,677)	(75,742)	(69,313)

Total other income	552,049	204,031	236,362

Income before taxes	12,620,609	8,680,200	4,891,536

Income taxes	1,970,816	—	—

Net income	$10,649,793	$8,680,200	$4,891,536

Net income per share - basic	$1.06	$0.93	$0.53

Net income per share - diluted	$1.06	$0.93	$0.53

Weighted average shares outstanding:
Basic	10,024,438	9,288,000	9,288,000
Diluted	10,061,765	9,288,000	9,288,000

Unaudited pro forma income data (Note 5):
Historical income before provision for income taxes	$12,620,609	$8,680,200	$4,891,536
Pro forma income taxes	4,576,654	3,231,501	1,826,436

Pro forma net income	$8,043,955	$5,448,699	$3,065,100

Pro forma net income per share - basic	$0.80	$0.59	$0.33

Pro forma net income per share - diluted	$0.80	$0.59	$0.33

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Statements of Stockholders’ Equity

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Total Stockholders’ Equity

Balance at December 31, 1999	9,288,000	$9,288	$109,811	$—	$8,945,547	$9,064,646

Net income	—	—	—	—	4,891,536	4,891,536
Dividends	—	—	—	—	(6,000,000)	(6,000,000)

Balance at December 31, 2000	9,288,000	9,288	109,811	—	7,837,083	7,956,182

Net income	—	—	—	—	8,680,200	8,680,200
Dividends	—	—	—	—	(6,600,000)	(6,600,000)

Balance at December 31, 2001	9,288,000	9,288	109,811	—	9,917,283	10,036,382

Net income	—	—	—	—	10,649,793	10,649,793
Issuance of common stock	1,200,000	1,200	16,894,396	—	—	16,895,596
Deferred compensation	—	—	255,196	(255,196)	—	—
Amortization of deferred compensation	—	—	—	29,773	—	29,773
Distributions to former S corporation stockholders	—	—	—	—	(17,132,508)	(17,132,508)

Balance at December 31, 2002	10,488,000	$10,488	$17,259,403	$(225,423)	$3,434,568	$20,479,036

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Statements of Cash Flows

	Year ended December 31,

	2002	2001	2000

Operating Activities
Net income	$10,649,793	$8,680,200	$4,891,536
Adjustments to net income:
Provision for bad debts	818,327	225,236	203,896
Deferred taxes	(1,006,470)	—	—
Deferred compensation	29,773	—	—
Depreciation	1,128,454	954,543	771,250
Changes in operating assets and liabilities:
Accounts receivable	(5,309,371)	(580,347)	852,602
Financing receivables	(413,430)	(1,129,187)	(431,447)
Inventories	(488,959)	3,839	(11,612)
Prepaid expenses	(131,257)	96,641	(87,438)
Accounts payable	1,060,463	(207,049)	(39,942)
Deferred revenue	746,686	186,926	533,619
Sales, income and use taxes payable	(621,386)	486,335	589,521
Other liabilities	335,199	269,865	294,033
Income taxes payable	193,546	—	—

Net cash provided by operating activities	6,991,368	8,987,002	7,566,018

Investing Activities
Purchases of property and equipment	(1,920,750)	(1,321,948)	(1,440,539)
Proceeds from sale of property and equipment	—	—	56,250

Net cash used in investing activities	(1,920,750)	(1,321,948)	(1,384,289)

Financing Activities
Proceeds from issuance of common stock, net of expenses	16,895,596	—	—
Principal payments on note payable	(749,897)	(79,559)	(128,152)
Distributions to stockholders	(16,882,508)	(6,600,000)	(6,000,000)

Net cash used in financing activities	(736,809)	(6,679,559)	(6,128,152)

Increase in cash and cash equivalents	4,333,809	985,495	53,577

Cash and cash equivalents at beginning of year	2,018,643	1,033,148	979,571

Cash and cash equivalents at end of year	$6,352,452	$2,018,643	$1,033,148

Supplemental disclosure of cash flow information
Cash paid for interest	$23,677	$75,742	$69,313
Cash paid for income taxes	$2,783,740	$—	$—

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002

1.         BASIS OF PRESENTATION

Computer Programs and Systems, Inc. (CPSI or the Company) is a healthcare information technology solutions provider which was formed and commenced operations in 1979. The Company provides, on an integrated basis, enterprise-wide clinical management, access management, patient financial management, health information management, strategic decision support, resource planning management and enterprise application integration solutions to healthcare organizations throughout the United States. Additionally, CPSI provides other information technology solutions including outsourcing, remote hosting, networking technologies and other related services.

2.         PUBLIC OFFERING OF COMMON STOCK AND RECAPITALIZATION

On May 24, 2002, the Company successfully completed an initial public offering of 3.0 million shares of common stock at a price of $16.50 per share. Of the shares offered, 1.2 million shares were sold by the Company and 1.8 million shares were sold by selling stockholders. In addition, the underwriters for the Company exercised their over-allotment option by purchasing an additional 450,000 shares at $16.50 per share from selling stockholders. Of the net proceeds to the Company of approximately $16.9 million, approximately $14.3 million was used to fund a partial distribution to pre-IPO stockholders of previously taxed S corporation income, and the balance was used to repay outstanding debt and for general corporate purposes.

On May 1, 2002, the Company declared a 430-for-1 stock split, and on May 6, 2002, the Company amended its Articles of Incorporation to increase the Company’s total authorized shares to 10,000,000 and to change the par value to $0.001 per share. All share and per share amounts for all periods presented in the accompanying financial statements have been restated to reflect the split.

Effective immediately prior to the completion of the offering, the Company reincorporated in Delaware. As a Delaware corporation, the Company now has 30,000,000 shares of authorized common stock with a par value per share of $0.001.

3.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents consists of highly-liquid financial instruments, primarily cash and money market funds, purchased with an original maturity of three months or less.

Inventories

Inventories are stated at cost using the average cost method. The Company’s inventories are composed of computer equipment, forms and supplies.

Property and Equipment

Property and equipment is recorded at cost, less accumulated depreciation. Additions and improvements to property and equipment that materially increase productive capacity or extend the life of an asset are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. Upon retirement or other disposition of such assets, the related costs and accumulated depreciation are removed from the respective accounts and any resulting gain or loss is included in the results of operations.

Depreciation expense is computed using the straight-line method over the asset’s useful life, generally 5 years. The Company reviews for the possible impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Deferred Revenue

Deferred revenue represents amounts received from customers under licensing agreements and implementation fees for which the revenue earnings process has not been completed.

Revenue Recognition

Systems sales revenues are derived from the sale of information systems (including software, conversion and installation services, hardware, peripherals, forms and office supplies) to new customers and from the sale of new or additional products to existing customers. The Company recognizes revenue from systems sales on a completed contract basis in accordance with American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 81-1, Accounting for Performance of Construction Type and Certain Production-Type Contracts. A contract is regarded as substantially complete when all hardware and software is installed and the system is operating as intended. Losses are recorded for the entire estimated loss on the contract in the period that it becomes evident that current estimates of total contract revenue and contract costs indicate a loss.

The Company does not record revenue upon execution of a sales contract. Each customer initially remits a non-refundable 10% deposit that is recorded as deferred revenue. The customer then pays 40% of the purchase price when the Company commences training on-site at the customer’s facility. When the system becomes operational, the Company bills the remaining 50% of the system purchase price and recognizes revenue for the total amount of the purchase price. Costs relating to system sales revenues are deferred and recognized at the time the related revenues are recognized; however, at December 31, 2002 and 2001, no system sales-related costs were deferred as all contracts were deemed to be substantially complete, or such amounts were not considered to be material. Revenues derived from installation of additional software applications are generally recognized upon installation. Revenues from the sale of hardware are recognized upon the shipment of the product to the customer.

The Company also derives revenues from the provision of system support services, including software application support, hardware maintenance, continuing education and related services. Support services are provided pursuant to a General Support Agreement under which the Company provides comprehensive system support and related services in exchange for a monthly fee based on the services provided. These contracts range in duration from 1 to 7 years, with an average duration of 5 years, and renew automatically unless terminated by the customer. Revenues from support services are recognized in the month when these services are performed.

As part of system sales, the Company also provides products to some customers as an application service provider (ASP) for a monthly fee. In addition, the Company offers Internet services (ISP) to customers for a monthly fee. Revenues from ASP and ISP services are recognized in the month when these services are performed.

Outsourcing services are sold pursuant to one-year customer agreements, with automatic one-year renewals. Revenues from outsourcing services are recognized when services are performed.

Stock Based Compensation

During 2002, the Company adopted a stock compensation plan and in accordance with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123 Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized for the options granted in 2002. Had the Company accounted for its stock-based compensation plan based on the fair value of awards at grant date consistent with the methodology of SFAS No. 123, the Company’s reported net income and income per share for the year ended December 31, 2002 would have been impacted as indicated below. The effects of applying SFAS No. 123 on a pro forma basis for the year ended December 31, 2002, are not likely to be representative of the effects on reported pro forma net income for future years as options vest over several years and it is anticipated that additional grants will be made in future years.

Net income as reported	$10,649,793
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(117,436)

Pro forma	10,532,357

Diluted income per share as reported	$1.06

Pro forma diluted income per share	$1.05

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs totaled approximately $1,104,000, $888,000 and $861,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Software Development Costs

According to Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, all costs incurred to establish the technological feasibility of a computer software product to be sold, leased or otherwise marketed are research and development costs and are charged to expense. Costs incurred subsequent to establishing technological feasibility are capitalized. Capitalization of computer software costs ceases when the product is available for general release to customers. The Company has determined that costs to be capitalized based on SFAS No. 86 are not material. Software and development costs, a component of research and development costs, of approximately $104,000, $168,000 and $164,000 were charged to expense during the years ended December 31, 2002, 2001 and 2000, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising expense was approximately $373,000, $377,000 and $460,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Impact of Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this standard is not expected to have any effect on the Company’s financial position, results of operations or cash flows.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of this standard had no effect on the Company’s financial position, results of operations or cash flows.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 revises the accounting for certain lease termination costs and employee termination benefits, which are generally recognized in connection with restructuring activities. The adoption of SFAS No. 146 is not expected to have any effect on the Company’s financial position, results of operations or cash flows.

On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based compensation. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25.

4.         NET INCOME PER SHARE

Pro forma net income per share consists of the Company’s historical net income as an S corporation, adjusted for additional income taxes that would have been recorded had the Company operated as a C corporation for the entire period. The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. The difference between basic and diluted EPS is solely attributable to stock options. The Company uses the treasury stock method to calculate the impact of outstanding stock options. For the year ended December 31, 2002, these dilutive shares were 37,327. There were no dilutive shares for the years ended December 31, 2001 and 2000.

5.         INCOME TAXES

The financial statements of the Company do not include a provision for income taxes through May 20, 2002 because the taxable income of the Company was included in the income tax returns of the shareholders under the S corporation election through that date. Upon completion of the IPO, the Company’s S corporation status was terminated, and the Company became subject to federal and state income taxes. Upon revocation of the S corporation election, the Company recorded a $934,000 credit to the deferred tax provision. Prior to its termination as an S corporation, the Company declared a distribution of earned, but undistributed, accumulated S corporation earnings through the date the Company became a C corporation. A partial distribution in the amount of $12,750,000 was paid on May 28, 2002. An additional distribution of $1,532,510 was made during the fourth quarter of 2002. An estimated payable of $250,000, representing the remaining balance due, is recorded on the 2002 balance sheet. The ultimate payout will be determined based on as-filed income tax returns for the year ended December 31, 2002.

The Company provides for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. Deferred tax assets and liabilities are comprised of the following at December 31, 2002:

Deferred tax assets:
Accounts receivable	$217,558
Sales, income and use tax receivables	74,229
Sales, income and use tax interest	213,986
Accrued liabilities	586,358

1,092,131
Deferred tax liabilities:
Deferred compensation	(85,661)

Net deferred tax assets	$1,006,470

Significant components of the income tax provision (benefit) for the year ended December 31, 2002 are as follows:

Current provision:
Federal	$2,575,944
State	401,342
Deferred provision:

Federal	(900,526)
State	(105,944)

Total income tax provision	$1,970,816

The difference between income taxes at the U. S. federal statutory income tax rate of 34% and those reported in the statement of income for the year ended December 31, 2002 are as follows:

Income taxes at U. S. federal statutory rate	$4,291,007
State income tax, net of federal tax effect	259,869
S corporation	(1,657,622)
Change in tax status	(934,262)
Other	11,824

$1,970,816

6.         DEFERRED COMPENSATION

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

As a result of this transaction, the Company recorded deferred compensation expense of $255,196, representing the excess of the fair market value of the 19,333 shares transferred by Mr. Muscat to Mr. Douglas over the transfer price. The Company is amortizing the deferred compensation expense over 20 fiscal quarters, recognizing pre-tax compensation expense of $12,760 per quarter.

7.         STOCK OPTION PLAN

On May 1, 2002, the Company’s Board of Directors adopted the 2002 Stock Option Plan under which the Company has authorized the issuance of equity-based awards for up to 1,165,333 shares of common stock to provide additional incentive to employees and officers. Pursuant to the plan, the Company can grant either incentive or non-qualified stock options. Options to purchase common stock under the 2002 Stock Option Plan have been granted to Company employees with an exercise price equal to the fair market value of the underlying shares on the date of grant.

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

Under the methodology of SFAS No. 123, the fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes option pricing model. The multiple option approach was used, with assumptions for expected option life of 5 years and 44% expected volatility for the market price of the Company’s stock in 2002. Dividend yield of 3% was used since the Company’s Board of Directors may elect to distribute dividends in the future. The risk-free rate of return was determined to be 2.79% in 2002.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because subjectivity of assumptions can materially affect estimate of fair value, the Company believes the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

The weighted average grant fair value of options granted to employees under the 2002 Stock Option Plan during 2002 was $5.30. During 2002, options were granted under the plan at exercise prices equal to the market value of the Company’s stock on the date of grant.

A summary of stock option activity under the plan is as follows:

	Shares	Exercise Price

Outstanding on December 31, 2001	—	$—
Granted at fair value	466,133	16.50
Exercised	—	—
Forfeited	(21,135)	16.50

Outstanding on December 31, 2002	444,998	$16.50

Exercisable on December 31, 2002	—	$—

Shares available for future grants under the plan as of December 31, 2002		720,335

Weighted-average remaining contractual life		6.5 years

8.         CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with credit-worthy, high-quality financial institutions.

The Company’s customer base is concentrated in the healthcare industry. Customers are located throughout the United States. The Company requires no collateral or other security to support customer receivables. An allowance for doubtful accounts has been established for potential credit losses.

9.         FAIR VALUES OF FINANCIAL INSTRUMENTS

Cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities are reflected in the accompanying financial statements at cost, which approximates fair value because of the short-term maturity of these instruments. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, at December 31, 2002 and 2001 the fair values of the note payable and financing receivables approximate book value.

10.       FINANCING RECEIVABLES

The Company leases its information and patient care systems to certain healthcare providers under sales-type leases expiring in various years through 2007. These receivables typically have terms from 2 to 5 years, bear interest at 10%, and are usually collateralized by a security interest in the underlying assets. Since the Company has a history of successfully collecting all amounts due under the original payment terms of these extended payment arrangements without making any concessions to its customers, the

Company satisfies the requirement of SOP 97-2 for revenue recognition. The Company’s history with these types of extended payment term arrangements supports management’s assertion that revenues are fixed and determinable and probable of collection.

The components of these lease receivables were as follows on December 31:

	2002	2001

Total minimum lease payments receivable	$1,637,908	$1,649,416
Less unearned income	(222,649)	(300,099)

Lease receivables	1,415,259	1,349,317
Less current portion	(574,656)	(350,520)

Amounts due after one year	$840,603	$998,797

Future minimum lease payments to be received as of December 31, 2002 are as follows:

2003	$687,143
2004	523,254
2005	260,759
2006	164,481
2007	2,271

Total minimum lease payments to be received	1,637,908
Less unearned income	(222,649)

Net leases receivable	$1,415,259

The Company has also sold information and patient care systems to certain healthcare providers under extended payment terms. These receivables, included in current portion of financing receivables, typically have terms from 3 to 12 months and are collateralized by a security interest in the underlying assets. Total amounts receivable under these arrangements at December 31, 2002 and 2001 were $766,391 and $418,903, respectively.

11.       NOTES PAYABLE

In July 1999, the Company entered into a note payable agreement with a bank for $984,674. The note was payable in monthly installments of $11,805, including interest at 7.72% until the maturity date, July 29, 2009. The note was paid in full during the year ended December 31, 2002.

12.       BENEFIT PLANS

In January 1994, the Company adopted the Computer Programs & Systems, Inc. 401(k) Retirement Plan that covers all eligible employees of the Company who have completed one year of service. The plan allows eligible employees to contribute up to 15% of their pre-tax earnings up to the statutory limit prescribed by the Internal Revenue Service. The Company matches the first $1,000 contribution per participant plus a discretionary amount determined by the Company. The Company contributed approximately $816,000, $739,000 and $650,000 to the plan for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company provides certain health and medical benefits to eligible employees, their spouses and dependents pursuant to a benefit plan funded by the Company. Each participating employee contributes to the Company’s costs associated with such benefit plan. The Company’s obligation to fund this benefit plan and pay for these benefits is limited through the Company’s purchase of an insurance policy from a third-party insurer. The amount established as a reserve is intended to recognize the Company’s estimated obligations with respect to its payment of claims and claims incurred but not yet reported under the benefit plan. Management believes that the recorded liability for medical self-insurance at December 31, 2002 and 2001 is adequate to cover the losses and claims incurred, but these reserves are necessarily based on estimates and the amount ultimately paid may be more or less than such estimates.

13.       OPERATING LEASES WITH RELATED PARTIES

The Company leases certain real property, all of which is owned by entities that are owned by one or more stockholders of the Company. The lease agreements have terms of ten years and expire on or before November 2012. For the second five years of the leases, the rental may be adjusted with consent of the landlord and the Company. If mutual consent cannot be obtained, the rental for the second five years will remain the same as the first five years. For the years ended December 31, 2002, 2001 and 2000, total rent expense paid to the related party was approximately $1,112,000, $958,000 and $890,000, respectively.

The future minimum lease payments under operating leases subsequent to December 31, 2002 are as follows:

2003	$1,263,000
2004	1,263,000
2005	1,263,000
2006	1,263,000
2007	1,263,000
Thereafter	5,445,750

$11,760,750

14.       COMMITMENTS

The Company has entered into an agreement with a supplier obligating the Company to purchase certain forms and supplies. The forms and supplies were manufactured to the Company’s specifications and must be purchased within one year of manufacture. The outstanding purchase commitment at December 31, 2002 was approximately $145,000.

15.       QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a summary of our results of operations for our eight most recent quarters ended December 31, 2002. The information for each of these quarters is unaudited and has been prepared on a basis consistent with the audited financial statements. This information includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for fair presentation of this information when read in conjunction with the audited financial statements and related notes. Pro forma net income and pro forma earnings per share data included in this table has been adjusted to include pro forma corporate income tax provisions as if we had been a C corporation during all of the quarterly periods. Our operating results have varied on a quarterly basis and may fluctuate significantly in the future.

	1st Quarter	2nd Quarter	2nd Quarter	3rd Quarter	4th Quarter

		(as reported)	(Restated)(1)
	(in thousands except for share and per share data)
Year Ended December 31, 2002
Sales revenues	$16,921	$17,511	$17,511	$18,897	$20,415
Gross profit	7,019	7,199	7,199	7,905	8,696
Operating income	2,799	2,763	2,763	3,041	3,465
Net income	2,872	2,382	3,316	2,077	2,385
Net income per share
Basic	0.31	0.24	0.34	0.20	0.23
Diluted	0.31	0.24	0.34	0.20	0.23
Pro forma net income	1,790	1,792	1,792	2,077	2,385
Proforma net income per share
Basic	0.19	0.18	0.18	0.20	0.23
Diluted	0.19	0.18	0.18	0.20	0.23
Weighted average shares outstanding
Basic	9,288,000	9,815,473	9,815,473	10,488,000	10,488,000
Diluted	9,288,000	9,829,027	9,829,027	10,589,226	10,563,331

Year Ended December 31, 2001
Sales revenues	$13,529	$14,133		$14,849	$17,155
Gross profit	5,358	5,399		5,664	7,004
Operating income	1,727	1,909		2,094	2,746
Net income	1,744	1,931		2,186	2,819
Net income per share
Basic and diluted	0.19	0.21		0.24	0.30
Pro forma net income	1,095	1,212		1,372	1,770
Proforma net income per share
Basic and diluted	0.12	0.13		0.15	0.19
Weighted average shares outstanding
Basic and diluted	9,288,000	9,288,000		9,288,000	9,288,000

   (1)    The 2nd Quarter 2002 information was restated to record a tax benefit arising from the Company’s change in tax status.

SCHEDULE II
COMPUTER PROGRAMS AND SYSTEMS, INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at beginning of period	(1) Additions charged to cost and expenses	(2) Deductions	Balance at end of period

Allowance for doubtful accounts deducted from accounts receivable in the balance sheet	2000	$413,000	$204,000	$138,000	$479,000
	2001	479,000	225,000	172,000	532,000
	2002	532,000	818,000	582,000	768,000

   (1)    Adjustments to allowance for change in estimates.
   (2)    Uncollectible accounts written off, net of recoveries.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item regarding Executive Officers is included in Part I of this Form 10-K under the caption “Executive Officers” in accordance with Instruction 3 of the Instructions to Paragraph (b) of Item 401 of Regulation S-K.

The information required by this Item regarding directors is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 11.        EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

The following table summaries the securities that have been authorized for issuance under our 2002 Stock Option Plan, which is described in Note 7 of the Notes to the Financial Statements.

	Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by stockholders	444,998	$16.50	720,335

Equity compensation plans not approved by stockholders	-0-	N/A	-0-

Total	444,998		720,335

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 14.        CONTROLS AND PROCEDURES.

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

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) and (2) and (d) - Financial Statements and Financial Statement Schedules.

Financial Statements: The Financial Statements of CPSI are included herein in Part II, Item 8.

Financial Statement Schedules: All schedules to the Financial Statements required by Article 9 of Regulation
S-X are included herein in Part II, Item 8.

(b)    Reports on Form 8-K.

None.

(c)     Exhibits.

The exhibits listed on the Exhibit Index on page 68 of this Form 10-K are filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 26th day of March, 2003.

COMPUTER PROGRAMS AND SYSTEMS, INC.
By:	/s/ DAVID A. DYE

David A. Dye President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JOHN MORRISSEY	Chairman of the Board and Director	March 23, 2003

John Morrissey

/s/ DAVID A. DYE	President, Chief Executive Officer and Director (principal executive officer)	March 26, 2003

David A. Dye

/s/ J. BOYD DOUGLAS	Executive Vice President, Chief Operating Officer and Director	March 26, 2003

J. Boyd Douglas

/s/ M. STEPHEN WALKER	Vice President - Finance and Chief Financial Officer	March 26, 2003

M. Stephen Walker

/s/ DARRELL G. WEST	Controller (principal accounting officer)	March 26, 2003

Darrell G. West

/s/ DENNIS P. WILKINS	Director	March 23, 2003

Dennis P. Wilkins

/s/ M. KENNY MUSCAT	Director	March 26, 2003

M. Kenny Muscat

/s/ ERNEST F. LADD, III	Director	March 14, 2003

Ernest F. Ladd, III

/s/ W. AUSTIN MULHERIN, III	Director	March 14, 2003

W. Austin Mulherin, III

/s/ WILLIAM R. SEIFERT, II	Director	March 14, 2003

William R. Seifert, II

CERTIFICATIONS

I, David A. Dye, certify that:

1.     I have reviewed this annual report on Form 10-K of Computer Programs and Systems, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)     Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)     Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)     Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	/s/ DAVID A. DYE

David A. Dye President and Chief Executive Officer

I, M. Stephen Walker, certify that:

1.     I have reviewed this annual report on Form 10-K of Computer Programs and Systems, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)     Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)     Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)     Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	/s/ M. STEPHEN WALKER

M. Stephen Walker Vice President - Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Bylaws (filed as Exhibit 3.6 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

10.1

Real Property Lease, dated April 1, 2002, between CPSI and CP Investments, Inc. (filed as Exhibit 10.1 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

10.2

Real Property Lease dated April 1, 2002, between CPSI and DJK, LLC (filed as Exhibit 10.2 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

10.3	2002 Stock Option Plan (filed as Exhibit 10.3 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

10.4

Form of Non-Qualified Stock Option Agreement for executive officers (filed as Exhibit 10.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

10.5

Agreement, dated July 1, 1999, between CPSI, AmSouth Bank and certain shareholders and officers of CPSI (filed as Exhibit 10.5 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

10.6

Agreement, dated May 18, 2001, between CPSI, AmSouth Bank and certain shareholders and officers of CPSI (filed as Exhibit 10.6 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

10.7

Release and Termination Agreement, dated April 26, 2002, between CPSI, AmSouth Bank and certain shareholders and officers of CPSI (filed as Exhibit 10.7 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

10.8

Release and Termination Agreement, dated April 26, 2002, between CPSI, AmSouth Bank, Dennis P. Wilkins and certain officers of CPSI (filed as Exhibit 10.8 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

10.9

Form of Indemnity Agreement entered into by CPSI and each of its non-employee directors (filed as Exhibit 10.1 to CPSI’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 and incorporated herein by reference)

10.10	Real Property Lease, dated October 1, 2002, between CPSI and CP Investments, Inc.

10.11	Real Property Lease, dated November 1, 2002, between CPSI and CP Investments, Inc.

16.1

Predecessor auditor letter to the Securities and Exchange Commission (filed as Exhibit 16.1 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

23.1	Consent of Ernst & Young LLP, Independent Auditors

23.2	Consent of Wilkins Miller, P.C., Independent Auditors

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002