Form 10-Q
period 2003-03-31
COMPUTER PROGRAMS & SYSTEMS INC
filed 2003-04-28
CIK 1169445

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of April 28, 2003, there were 10,488,000 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Form 10-Q

(For the period ended March 31, 2003)

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED BALANCE SHEETS (UNAUDITED)

	March 31, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$7,347,095	$6,352,452
Accounts receivable, net of allowance for doubtful accounts of $792,000 and $768,000, respectively	12,490,467	12,598,511
Financing receivables, current portion	1,119,532	1,341,047
Inventories	1,434,086	1,615,312
Deferred tax assets	1,048,163	1,006,470
Prepaid expenses	199,870	327,533

Total current assets	23,639,213	23,241,325
Property and equipment
Land	936,026	936,026
Maintenance equipment	2,921,625	2,679,766
Computer equipment	3,760,854	3,486,030
Office furniture and equipment	1,092,216	1,023,771
Automobiles	89,934	89,934

	8,800,655	8,215,527
Less accumulated depreciation	(3,697,704)	(3,388,704)

Net property and equipment	5,102,951	4,826,823
Financing receivables	728,116	840,603

Total assets	$29,470,280	$28,908,751

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,272,466	$2,093,812
Deferred revenue	1,550,717	2,347,816
Sales, income and use taxes payable	1,000,343	1,258,553
Accrued vacation	1,395,510	1,317,247
Accrued stockholders’ distribution	250,000	250,000
Other accrued liabilities	429,370	968,741
Income taxes payable	1,008,841	193,546

Total current liabilities	6,907,247	8,429,715
Stockholders’ equity:
Common stock, par value $0.001 per share; 30,000,000 shares authorized;
10,488,000 shares issued and outstanding	10,488	10,488
Additional paid-in capital	17,259,403	17,259,403
Deferred compensation	(212,663)	(225,423)
Retained earnings	5,505,805	3,434,568

Total stockholders’ equity	22,563,033	20,479,036

Total liabilities and stockholders’ equity	$29,470,280	$28,908,751

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended March 31
	2003	2002
Sales revenues:
System sales	$10,102,604	$8,800,231
Support and maintenance	8,298,133	7,089,928
Outsourcing	1,674,188	1,030,547

Total sales revenue	20,074,925	16,920,706
Costs of sales:
System sales	7,132,707	6,046,784
Support and maintenance	3,911,234	3,230,912
Outsourcing	994,308	623,722

Total costs of sales	12,038,249	9,901,418

Gross profit	8,036,676	7,019,288
Operating expenses:
Sales and marketing	1,368,212	1,345,984
General and administrative	3,444,196	2,874,709

Total operating expenses	4,812,408	4,220,693

Operating income	3,224,268	2,798,595
Other income (expense):
Interest income	45,137	42,528
Miscellaneous income	39,880	45,051
Interest expense	—	(14,343)

Total other income	85,017	73,236

Income before taxes	3,309,285	2,871,831
Income taxes	1,238,048	—

Net income	$2,071,237	$2,871,831

Net income per share—basic	$0.20	$0.31

Net income per share—diluted	$0.20	$0.31

Weighted average shares outstanding
Basic	10,488,000	9,288,000
Diluted	10,569,223	9,288,000
Pro forma income data:
Historical income before provision for income taxes		$2,871,831
Pro forma income taxes		1,082,154

Pro forma net income		$1,789,677

Pro forma net income per share—basic		$0.19

Pro forma net income per share—diluted		$0.19

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31
	2003	2002
Operating Activities:
Net income	$2,071,237	$2,871,831
Adjustments to net income:
Provision for bad debt	24,500	49,500
Deferred taxes	(41,693)	—
Deferred compensation	12,760	—
Depreciation	309,000	255,340
Changes in operating assets and liabilities:
Accounts receivable	83,544	(136,283)
Financing receivables	334,002	(292,181)
Inventories	181,226	(9,427)
Prepaid expenses	127,663	(149,466)
Accounts payable	(821,346)	67,564
Deferred revenue	(797,099)	(240,503)
Sales, income and use taxes payable	(258,210)	(534)
Other accrued liabilities	(461,108)	(188,838)
Income taxes payable	815,295	—

Net cash provided by operating activities	1,579,771	2,227,003
Investing Activities:
Purchases of property and equipment	(585,128)	(289,723)

Net cash used in investing activities	(585,128)	(289,723)
Financing Activities:
Deferred offering costs	—	(384,811)
Repayments of note payables	—	(21,072)
Distributions to stockholders	—	(1,800,000)

Net cash used in financing activities	—	(2,205,883)

Increase (decrease) in cash and cash equivalents	994,643	(268,603)
Cash and cash equivalents at beginning of period	6,352,452	2,018,643

Cash and cash equivalents at end of period	$7,347,095	$1,750,040

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$14,343

Cash paid for income taxes	$520,721	$—

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. All such adjustments are considered of a normal recurring nature. Quarterly results of operations are not necessarily indicative of annual results.

Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2002 and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC.

2.    PUBLIC OFFERING OF COMMON STOCK AND RECAPITALIZATION

On May 24, 2002, the Company successfully completed an initial public offering of 3.0 million shares of common stock at a price of $16.50 per share. Of the shares offered, 1.2 million shares were sold by the Company and 1.8 million shares were sold by selling stockholders. In addition, the underwriters for the Company exercised their over-allotment option by purchasing an additional 450,000 shares at $16.50 per share from selling stockholders. Of the net proceeds to the Company of approximately $16.9 million, approximately $14.3 million was used to fund a partial distribution to pre-IPO stockholders of previously taxed S corporation income, and the balance was used to repay outstanding debt, for working capital and for general corporate purposes.

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

3.    NET INCOME PER SHARE

Pro forma net income per share consists of the Company’s historical net income as an S corporation, adjusted for additional income taxes that would have been recorded had the Company operated as a C corporation for the entire period. The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. The difference between basic and diluted EPS is solely attributable to stock options. The Company uses the treasury stock method to calculate the impact of outstanding stock options. For the three month period ended March 31, 2003, these dilutive shares were 81,223. There were no dilutive shares for the three month period ended March 31, 2002.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

4.    INCOME TAXES

The financial statements of the Company do not include a provision for income taxes through May 20, 2002 because the taxable income of the Company was included in the income tax returns of the stockholders under the S corporation election through that date. Upon completion of the IPO, the Company’s S corporation status was terminated, and the Company became subject to federal and state income taxes. Upon revocation of the S corporation election, the Company recorded a $934,000 credit to the deferred tax provision. Prior to its termination as an S corporation, the Company declared a distribution of earned, but undistributed, accumulated S corporation earnings through the date the Company became a C corporation. A partial distribution in the amount of $12,750,000 was paid on May 28, 2002. An additional distribution of $1,532,510 was made during the fourth quarter of 2002. An estimated payable of $250,000, representing the remaining balance due, is recorded on the balance sheets of the Company. The ultimate payout will be determined based on as-filed income tax returns for the year ended December 31, 2002.

The Company provides for income taxes using the liability method in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. Deferred tax assets and liabilities are comprised of the following at March 31, 2003:

Deferred tax assets:
Accounts receivable	$226,868
Sales, income and use tax receivables	74,229
Sales, income and use tax interest	213,986
Accrued liabilities	613,892

1,128,975
Deferred tax liabilities:
Deferred compensation	(80,812)

Net deferred tax assets	$1,048,163

Significant components of the income tax provision for the three months ended March 31, 2003 are as follows:

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

Current provision:
Federal	$1,107,230
State	172,511
Deferred provision:
Federal	(37,304)
State	(4,389)

Total income tax provision	$1,238,048

The difference between income taxes at the U. S. federal statutory income tax rate of 34% and those reported in the condensed statement of income for the three months ended March 31, 2003 are as follows:

Income taxes at U. S. federal statutory rate	$1,125,157
State income tax, net of federal tax effect	110,960
Other	1,931

$1,238,048

5.    STOCK BASED COMPENSATION

During 2002, the Company adopted the 2002 Stock Option Plan, and in accordance with disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123 Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense was reflected in net income for the three month periods ended March 31, 2003 and 2002. Had the Company accounted for its stock-based compensation plan based on the fair value of awards at grant date consistent with the methodology of SFAS No. 123, the Company’s reported net income and income per share for the three month period ended March 31, 2003 would have been impacted as indicated below. There were no outstanding employee stock options at March 31, 2002. The effects of applying SFAS No. 123 on a pro forma basis for the three month period ended March 31, 2003, are not likely to be representative of the effects on reported pro forma net income for future years as options vest over several years and it is anticipated that additional grants will be made in future years.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

Net income as reported	$2,071,237
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(48,042)

Pro forma	$2,023,195

Diluted income per share as reported	$0.20

Pro forma diluted income per share	$0.19

Pursuant to the 2002 Stock Option Plan, the Company has authorized the issuance of equity-based awards for up to 1,165,333 shares of common stock to provide additional incentive to employees and officers. Pursuant to the plan, the Company can grant either incentive or non-qualified stock options. Options to purchase common stock under the 2002 Stock Option Plan have been granted to Company employees with an exercise price equal to the fair market value of the underlying shares on the date of grant.

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

Under the methodology of SFAS No. 123, the fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes option pricing model. The multiple option approach was used, with assumptions for expected option life of 5 years and 44% expected volatility for the market price of the Company’s stock in 2002. An estimated dividend yield of 3% was used. The risk-free rate of return was determined to be 2.79% in 2002.

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

The weighted average grant date fair value of options granted to employees under the 2002 Stock Option Plan during 2002 was $5.30. During 2002, options were granted under the plan at exercise prices equal to the market value of the Company’s stock on the date of grant.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

A summary of stock option activity under the plan is as follows:

	Shares	Exercise Price
Outstanding on January 1, 2003	444,998	$16.50
Granted	—	—
Exercised	—	—
Forfeited	(6,686)	16.50

Outstanding on March 31, 2003	438,312	$16.50

Exercisable on March 31, 2003	—	$—

Shares available for future grants under the plan as of March 31, 2003		727,021

Weighted-average remaining contractual life		6 years

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed financial statements and related notes appearing elsewhere herein.

This discussion and analysis contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified generally by the use of forward-looking terminology and words such as “expects,” “anticipates,” “estimates,” “believes,” “predicts,” “intends,” “plans,” “potential,” “may,” “continue,” “should,” “will” and words of comparable meaning. Without limiting the generality of the preceding statement, all statements in this report relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and future financial results are forward-looking statements. We caution investors that any such forward-looking statements are only predictions and are not guarantees of future performance. Certain risks, uncertainties and other factors may cause actual results to differ materially from those projected in the forward-looking statements. Such factors may include:

•	overall business and economic conditions affecting the healthcare industry;

•	saturation of our target market and hospital consolidations;

•	changes in customer purchasing priorities and demand for information technology systems;

•	competition with companies that have greater financial, technical and marketing resources than we have;

•	failure to develop new technology and products in response to market demands;

•	fluctuations in quarterly financial performance due to, among other factors, timing of customer installations;

•	failure of our products to function properly resulting in claims for medical losses;

•	government regulation of our products and customers; and

•	interruptions in our power supply and/or telecommunications capabilities.

Additional information concerning these and other factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

Overview

We are a healthcare information technology company that designs, develops, markets, installs and supports computerized information technology systems to meet the unique demands of small and midsize hospitals. Our target market includes acute care community hospitals with 300 or fewer beds and small specialty hospitals. We are a single-source vendor providing comprehensive software and hardware products, complemented by data conversion, complete installation and extensive support. Our fully integrated, enterprise-wide system automates the management of clinical and financial data across the primary functional areas of a hospital. In addition, we provide services that enable our customers to outsource certain data-related business processes which we can perform more efficiently. We believe our products and services enhance hospital performance in the critical areas of clinical care, revenue cycle management, cost control and regulatory compliance. From our initial hospital installation in 1981, we have grown to serve more than 450 hospital customers across 45 states and the District of Columbia. In the three months ended March 31, 2003, we generated revenues of $20.1 million from the sale of our products and services.

Results of Operations

Three Months Ended March 31, 2003 Compared with Three Months Ended March 31, 2002

Revenues.    Total revenues increased by 18.6% or $3.2 million to $20.1 million for the three months ended March 31, 2003 from $16.9 million for the three months ended March 31, 2002.

System sales revenues increased by 14.8% or $1.3 million to $10.1 million for the three months ended March 31, 2003 from $8.8 million for the three months ended March 31, 2002. This increase was primarily due to an increase in the sale and installation of new systems. No costs relating to system sales were deferred under our completed contract method of accounting at March 31, 2003 as all contracts were deemed to be substantially complete.

Support and maintenance revenues increased by 17.0% or $1.2 million to $8.3 million for the three months ended March 31, 2003 from $7.1 million for the three months ended March 31, 2002. This increase was attributable to an increase in recurring revenues as a result of a larger customer base, as well as an increase in the volume of ASP and ISP services.

Outsourcing revenues increased by 62.5% or $0.7 million to $1.7 million for the three months ended March 31, 2003 from $1.0 million for the three months ended March 31, 2002. We experienced an increase in outsourcing revenues as a result of continued growth in customer demand for business office outsourcing, as well as electronic billing and statement outsourcing services.

Costs of Sales.    Total costs of sales increased by 21.6% or $2.1 million to $12.0 million for the three months ended March 31, 2003 from $9.9 million for the three months ended March 31, 2002. As a percentage of total revenues, cost of sales changed to 60.0% for the three months ended March 31, 2003 from 58.5% for the three months ended March 31, 2002.

Cost of system sales increased by 18.0% or $1.1 million to $7.1 million for the three months ended March 31, 2003 from $6.0 million for the three months ended March 31, 2002. Payroll related expenses increased $0.2 million as a result of increased employee headcount needed to support increasing sales volume. Cost of equipment increased by $0.9 million as a direct result of our increase in system sales. The gross margin on system sales decreased to 29.4% for the three months ended March 31, 2003 from 31.3% for the three months ended March 31, 2002. The decrease in gross margin was primarily due to a reduced gross margin on equipment sales as result of a higher volume of server upgrades in the quarter, which carry a higher cost ratio than other equipment sales.

Cost of support and maintenance increased by 21.1% or $0.7 million to $3.9 million for the three months ended March 31, 2003 from $3.2 million for the three months ended March 31, 2002. This increase was caused primarily by an increase in payroll related expenses of $0.6 million as a result of increased employee headcount needed to support our increasing customer base. Also, telecommunication expenses increased $0.1 million due to increased utilization of our ISP services. The gross margin on support and maintenance revenues decreased to 52.9% for the three months ended March 31, 2003 from 54.4% for the three months ended March 31, 2002. The decrease in gross margin was due to the increase in employee headcount.

Our costs associated with outsourcing services increased by 59.4% or $0.4 million to $1.0 million for the three months ended March 31, 2003 from $0.6 million for the three months ended March 31, 2002. Salary expense increased $0.2 million due to the hiring of additional employees to support our business office outsourcing services. Postage cost increased $0.2 million as a result of an increase in transaction volumes of our statement outsourcing services.

Sales and Marketing Expenses.    Sales and marketing expenses remained relatively unchanged for the three months ended March 31, 2003, as compared with the three months ended March 31, 2002.

General and Administrative Expenses.    General and administrative expenses increased 19.8% or

$0.5 million to $3.4 million for the three months ended March 31, 2003 from $2.9 million for the three months ended March 31, 2002. The increase in expense was related to increased costs of $0.2 million associated with pay raises for existing employees and the hiring of additional employees to support the growth in our business. We also experienced increases in rent of $0.1 million and depreciation of $0.1 million which resulted from facilities expansion. Additional expense increases were related to telecommunications, professional fees and insurance related costs. We expect general and administrative expenses to continue to increase as a result of our becoming a publicly owned company.

As a percentage of total revenues, sales and marketing expenses and general and administrative expenses decreased to 24.0% for the three months ended March 31, 2003 from 25.0% for the three months ended March 31, 2002.

Net Income.    Net income for the three months ended March 31, 2003 was $2.1 million or $0.20 per diluted share, as compared with pro forma net income of $1.8 million or $0.19 per diluted share for the three months ended March 31, 2002. Net income represents 10.3% of revenue for the three months ended March 31, 2003. Pro forma net income represents 10.6% of revenue for the three months ended March 31, 2002. Net income is discussed on a pro forma basis due to a provision for income taxes to reflect the estimated corporate income tax expense that the Company would have recognized had it not elected to be treated as an S corporation prior to the completion of its initial public offering.

Liquidity and Capital Resources

At March 31, 2003, we had cash and short-term investments of $7.3 million, compared with $1.8 million at March 31, 2002 and $6.4 million at December 31, 2002. Net cash provided by operating activities for the three months ended March 31, 2003 was $1.6 million, compared with $2.2 million for the three months ended March 31, 2002. The decrease was primarily due to an increase in trade and financing receivables, which is attributable to record levels of sales.

Net cash used in investing activities totaled $0.6 million for the three months ended March 31, 2003, compared with $0.3 million for the three months ended March 31, 2002. We used cash primarily for the purchase of fixed assets, which are necessary to support our increased level of sales.

We had no net use of cash in financing activities for the three months ended March 31, 2003, compared with $2.2 million for the three months ended March 31, 2002.

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

Contractual Commitments

Our real estate leases are our principal contractual commitments requiring recurring payments in the future. Our payments under these leases subsequent to March 31, 2003 will be as follows:

Year	Amount
2003	$947,250
2004	1,263,000
2005	1,263,000
2006	1,263,000
2007	1,263,000
Thereafter	5,445,750

Total	$11,445,000

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We currently do not use derivative financial instruments. Cash and cash equivalents consist of highly liquid financial instruments, primarily cash, money market funds and short-term U.S. Government obligations, purchased with an original maturity of three months or less. Interest income on our income statement is included in “Other Income.”

As of March 31, 2003, the Company had no borrowings and is, therefore, not subject to interest rate risks related to debt instruments.

Item 4.    Controls and Procedures

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

Item 2.    Changes in Securities and Use of Proceeds.

(a)	None.

(b)	None.

(c)	None.

(d)	On May 24, 2002, we completed an initial public offering of 3,000,000 shares of our common stock, $0.001 par value per share. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1(Registration No. 333-84726) that was declared effective by the Securities and Exchange Commission on May 20, 2002. Of the net proceeds to the Company of approximately $16.9 million, we used approximately $14.3 million to fund a partial distribution to pre-IPO stockholders of previously taxed S corporation income and approximately $0.7 million to repay outstanding debt on our land. The balance was used for working capital and for general corporate purposes.

Item 3.    Defaults Upon Senior Securities.

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

None.

Item 6.    Exhibits and Reports on Form 8-K.

(a)    Exhibits.

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	On March 18, 2003, we filed a current report on Form 8-K to report the commencement of a Rule 10b5-1 trading plan by M. Stephen Walker, Vice-President—Finance and Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Date: April 28, 2003	By:	/s/ David A. Dye
David A. Dye President and Chief Executive Officer

Date: April 28, 2003	By:	/s/ M. Stephen Walker
M. Stephen Walker Vice President—Finance and Chief Executive Officer

CERTIFICATIONS

I, David A. Dye, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Computer Programs and Systems, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 28, 2003	/s/ David A. Dye
David A. Dye President and Chief Executive Officer

I, M. Stephen Walker, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Computer Programs and Systems, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 28, 2003	/s/ M. Stephen Walker
M. Stephen Walker Vice President—Finance and Chief Financial Officer

Exhibit Index

No.	Exhibit

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002