Form 10-Q
period 2003-06-30
COMPUTER PROGRAMS & SYSTEMS INC
filed 2003-08-08
CIK 1169445

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No   ☒

As of July 31, 2003, there were 10,488,000 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Form 10-Q

(For the period ended June 30, 2003)

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED BALANCE SHEETS (Unaudited)

	June 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$8,389,074	$6,352,452
Accounts receivable, net of allowance for doubtful accounts of $802,000 and $768,000, respectively	10,830,286	12,598,511
Financing receivables, current portion	821,355	1,341,047
Inventories	1,241,417	1,615,312
Deferred tax assets	1,099,398	1,006,470
Prepaid expenses	451,045	327,533
Prepaid income taxes	266,258	—

Total current assets	23,098,833	23,241,325
Property and equipment
Land	936,026	936,026
Maintenance equipment	3,028,277	2,679,766
Computer equipment	3,956,528	3,486,030
Office furniture and equipment	1,242,787	1,023,771
Automobiles	89,934	89,934

	9,253,552	8,215,527
Less accumulated depreciation	(4,006,704)	(3,388,704)

Net property and equipment	5,246,848	4,826,823
Financing receivables	1,112,795	840,603

Total assets	$29,458,476	$28,908,751

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,093,566	$2,093,812
Deferred revenue	1,619,153	2,347,816
Sales and use taxes payable	274,536	1,258,553
Accrued vacation	1,514,875	1,317,247
Other accrued liabilities	1,160,506	1,218,741
Income taxes payable	—	193,546

Total current liabilities	5,662,636	8,429,715
Stockholders’ equity:
Common stock, par value $0.001 per share; 30,000,000 shares authorized; 10,488,000 shares issued and outstanding	10,488	10,488
Additional paid-in capital	17,259,403	17,259,403
Deferred compensation	(199,903)	(225,423)
Retained earnings	6,725,852	3,434,568

Total stockholders’ equity	23,795,840	20,479,036

Total liabilities and stockholders’ equity	$29,458,476	$28,908,751

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three months ended June 30		Six months ended June 30
	2003	2002	2003	2002
Sales revenues:
System sales	$9,637,510	$8,914,120	$19,740,114	$17,714,352
Support and maintenance	8,450,918	7,377,216	16,749,051	14,467,144
Outsourcing	1,819,670	1,220,108	3,493,857	2,250,655

Total sales revenue	19,908,098	17,511,444	39,983,022	34,432,151

Costs of sales:
System sales	6,500,953	6,313,630	13,633,660	12,360,414
Support and maintenance	4,017,018	3,275,248	7,928,252	6,506,160
Outsourcing	1,069,938	723,977	2,064,246	1,347,699

Total costs of sales	11,587,909	10,312,855	23,626,158	20,214,273

Gross profit	8,320,189	7,198,589	16,356,864	14,217,878

Operating expenses:
Sales and marketing	1,667,651	1,326,909	3,035,863	2,672,894
General and administrative	3,344,263	3,108,938	6,788,459	5,983,647

Total operating expenses	5,011,914	4,435,847	9,824,322	8,656,541

Operating income	3,308,275	2,762,742	6,532,542	5,561,337

Other income (expense):
Interest income	48,192	51,338	93,329	93,867
Miscellaneous income	17,620	63,438	57,501	108,488
Interest expense	—	(9,334)	—	(23,677)

Total other income	65,812	105,442	150,830	178,678

Income before taxes	3,374,087	2,868,184	6,683,372	5,740,015
Income taxes (benefit)	1,262,560	(448,115)	2,500,608	(448,115)

Net income	$2,111,527	$3,316,299	$4,182,764	$6,188,130

Net income per share—basic	$0.20	$0.34	$0.40	$0.65

Net income per share—diluted	$0.20	$0.34	$0.40	$0.65

Weighted average shares outstanding
Basic	10,488,000	9,815,473	10,488,000	9,553,193
Diluted	10,543,577	9,829,027	10,556,319	9,560,008

Pro forma income data:
Historical income before provision for income taxes		$2,868,184		$5,740,015
Pro forma income taxes		1,075,569		2,157,723

Pro forma net income		$1,792,615		$3,582,292

Pro forma net income per share—basic		$0.18		$0.37

Pro forma net income per share—diluted		$0.18		$0.37

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30
	2003	2002
Operating Activities:
Net income	$4,182,764	$6,188,130
Adjustments to net income:
Depreciation	618,000	416,000
Provision for bad debt	34,000	99,000
Deferred taxes	(92,928)	(950,127)
Deferred compensation	25,520	4,253
Changes in operating assets and liabilities:
Accounts receivable	1,734,225	(2,102,838)
Inventories	373,895	(320,022)
Prepaid expenses	(123,512)	(232,297)
Financing receivables	247,500	7,564
Accounts payable	(1,000,246)	10,431
Deferred revenue	(728,663)	394,907
Sales and use taxes payable	(984,017)	7,140
Accrued vacation	197,628	—
Other liabilities	162,118	27,650
Income taxes payable	(459,804)	376,020

Net cash provided by operating activities	4,186,480	3,925,811
Investing Activities:
Purchases of property and equipment	(1,038,025)	(653,859)

Net cash used in investing activities	(1,038,025)	(653,859)
Financing Activities:
Proceeds from issuance of common stock, net of expenses	—	17,179,746
Repayments of note payables	—	(749,897)
Distributions to stockholders	(220,353)	(15,350,000)
Dividends paid	(891,480)	—

Net cash (used in) provided by financing activities	(1,111,833)	1,079,849

Increase in cash and cash equivalents	2,036,622	4,351,801
Cash and cash equivalents at beginning of period	6,352,452	2,018,643

Cash and cash equivalents at end of period	$8,389,074	$6,370,444

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

Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2002 and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

2.    NET INCOME PER SHARE

Pro forma net income per share consists of the Company’s historical net income as an S corporation, adjusted for additional income taxes that would have been recorded had the Company operated as a C corporation. The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. The difference between basic and diluted EPS is solely attributable to stock options. The Company uses the treasury stock method to calculate the impact of outstanding stock options. For the three month and six month periods ended June 30, 2003, these dilutive shares were 55,577 and 68,319, respectively. For the three month and six month periods ended June 30, 2002, these dilutive shares were 13,554 and 6,815, respectively.

3.    INCOME TAXES

The financial statements of the Company do not include a provision for income taxes through May 20, 2002 because the taxable income of the Company was included in the income tax returns of the stockholders under the S corporation election through that date. Upon completion of the initial public offering on May 21, 2002, the Company’s S corporation status was terminated and the Company became subject to federal and state income taxes. Upon revocation of the S corporation election, the Company recorded an income tax benefit of $934,000. Prior to its termination as an S corporation, the Company declared a distribution of earned, but undistributed, accumulated S corporation earnings through the date the Company became a C corporation. A partial distribution in the amount of $12,750,000 was disbursed on May 28, 2002. An additional distribution of $1,532,510 was made during the fourth quarter of 2002. An estimated payable of $29,600, representing the remaining balance due, is recorded on the balance sheet of the Company. The ultimate payout will be determined based on as-filed income tax returns for the year ended December 31, 2002.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

The Company provides for income taxes using the liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. Deferred tax assets and liabilities are comprised of the following at June 30, 2003:

Deferred tax assets:
Accounts receivable	$289,142
Sales and use taxes receivable	15,564
Sales and use taxes interest	213,986
Accrued liabilities	656,669

1,175,361
Deferred tax liabilities:
Deferred compensation	(75,963)

Net deferred tax assets	$1,099,398

Significant components of the Company’s income tax provision for the six months ended June 30, 2003 are as follows:

Current provision:
Federal	$2,243,924
State	349,612
Deferred provision:
Federal	(83,146)
State	(9,782)

Total income tax provision	$2,500,608

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

The difference between income taxes at the U. S. federal statutory income tax rate of 34% and those reported in the condensed statements of income for the six months ended June 30, 2003 are as follows:

Income taxes at U. S. federal statutory rate	$2,272,347
State income tax, net of federal tax effect	224,288
Other	3,973

$2,500,608

4.    STOCK BASED COMPENSATION

During 2002, the Company adopted the 2002 Stock Option Plan, and in accordance with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for employee stock options. Under APB No. 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense was reflected in net income for the six months ended June 30, 2003 or 2002. Had the Company accounted for its stock-based compensation plan based on the fair value of awards at grant date consistent with the methodology of SFAS No. 123, the Company’s reported net income and income per share for the six months ended June 30, 2003 would have been impacted as indicated below. There were no employee stock options granted during the six months ended June 30, 2003. The effects of applying SFAS No. 123 on a pro forma basis for the six months ended June 30, 2003, are not likely to be representative of the effects on reported pro forma net income for future years as options vest over several years and it is anticipated that additional grants will be made in future years.

Six months ended June 30, 2003
Net income as reported	$4,182,764
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards	(96,084)

Pro forma	$4,086,680

Diluted income per share as reported	$0.40

Pro forma diluted income per share	$0.39

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

Six months ended June 30, 2002
Pro forma net income as reported	$3,582,292
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(22,238)

Pro forma	$3,560,054

Diluted income per share as reported	$0.37

Pro forma diluted income per share	$0.37

Under the 2002 Stock Option Plan, the Company has authorized the issuance of equity-based awards for up to 1,165,333 shares of common stock to provide additional incentive to employees and officers. Pursuant to the plan, the Company can grant either incentive or non-qualified stock options. Options to purchase common stock under the 2002 Stock Option Plan have been granted to Company employees with an exercise price equal to the fair market value of the underlying shares on the date of grant.

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

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

A summary of stock option activity under the plan is as follows:

	Shares	Exercise Price
Outstanding on January 1, 2003	444,998	$16.50
Granted	—	—
Exercised	—	—
Forfeited	(10,693)	16.50

Outstanding on June 30, 2003	434,305	$16.50

Exercisable on June 30, 2003	—	$—

Shares available on June 30, 2003 for options that may be granted		731,028

Weighted-average remaining contractual life		6 years

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

Overview

We are a healthcare information technology company that designs, develops, markets, installs and supports computerized information technology systems to meet the unique demands of small and midsize hospitals. Our target market includes acute care community hospitals with 300 or fewer beds and small specialty hospitals. We are a single-source vendor providing comprehensive software and hardware products, complemented by data conversion, complete installation and extensive support. Our fully integrated, enterprise-wide system automates the management of clinical and financial data across the primary functional areas of a hospital. In addition, we provide services that enable our customers to outsource certain data-related business processes which we can perform more efficiently. We believe our products and services enhance hospital performance in the critical areas of clinical care, revenue cycle management, cost control and regulatory compliance. From our initial hospital installation in 1981, we have grown to serve more than 450 hospital customers across 45 states and the District of Columbia. In the six months ended June 30, 2003, we generated revenues of $40.0 million from the sale of our products and services.

Results of Operations

Three Months Ended June 30, 2003 Compared with Three Months Ended June 30, 2002

Revenues.  Total revenues increased by 13.7% or $2.4 million to $19.9 million for the three months ended June 30, 2003 from $17.5 million for the three months ended June 30, 2002.

System sales revenues increased by 8.1% or $0.7 million to $9.6 million for the three months ended June 30, 2003 from $8.9 million for the three months ended June 30, 2002. This increase was primarily due to an increase in license fees and expense reimbursement offset by a decrease in hardware sales.

Support and maintenance revenues increased by 14.6% or $1.1 million to $8.5 million for the three months ended June 30, 2003 from $7.4 million for the three months ended June 30, 2002. This increase was attributable to an increase in recurring revenues as a result of a larger customer base and also an increase in the volume of ASP and ISP services.

Outsourcing revenues increased by 49.1% or $0.6 million to $1.8 million for the three months ended June 30, 2003 from $1.2 million for the three months ended June 30, 2002. We experienced an increase in outsourcing revenues as a result of continued growth in customer demand for business office outsourcing, as well as electronic billing and statement outsourcing services.

Costs of Sales.  Total costs of sales increased by 12.4% or $1.3 million to $11.6 million for the three months ended June 30, 2003 from $10.3 million for the three months ended June 30, 2002. As a percentage of total revenues, cost of sales decreased to 58.3% for the three months ended June 30, 2003 from 58.9% for the three months ended June 30, 2002.

Cost of system sales increased by 3.0% or $0.2 million to $6.5 million for the three months ended June 30, 2003 from $6.3 million for the three months ended June 30, 2002. Payroll related expenses increased $0.2 million as a result of increased employee headcount needed to support increasing sales volume. The gross margin on system sales increased to 32.5% for the three months ended June 30, 2003 from 29.2% for the three months ended June 30, 2002. The increase in gross margin was due to a decrease in hardware sales which carries a lower gross margin than license fees.

Cost of support and maintenance increased by 22.6% or $0.7 million to $4.0 million for the three months ended June 30, 2003 from $3.3 million for the three months ended June 30, 2002. This increase was caused primarily by an increase in payroll related expenses of $0.6 million as a result of increased employee headcount needed to support our increasing customer base. Also, telecommunication expenses increased $0.1 million due to increased utilization of our ISP services. The gross margin on support and maintenance revenues decreased to 52.5% for the three months ended June 30, 2003 from 55.6% for the three months ended June 30, 2002. The decrease in gross margin was due to the increase in employee headcount.

Our costs associated with outsourcing services increased by 47.8% or $0.4 million to $1.1 million for the three months ended June 30, 2003 from $0.7 million for the three months ended June 30, 2002. Postage cost increased $0.1 million resulting from an increase in transaction volumes of our statement outsourcing services. Salary expense also increased $0.3 million due to the hiring of additional employees to support our business office outsourcing services.

Sales and Marketing Expenses.  Sales and marketing expenses increased by 25.7% or $0.4 million to $1.7 million for the three months ended June 30, 2003 from $1.3 million for the three months ended June 30, 2002. The increase was attributable to increased salary and commission expense of $0.3 million and increased travel expense of $0.1 million.

General and Administrative Expenses.  General and administrative expenses increased 7.6% or $0.2 million to $3.3 million for the three months ended June 30, 2003 from $3.1 million for the three months ended June 30, 2002. The increase in expense was related to increased costs of $0.1 million associated with pay raises for existing employees and the hiring of additional employees to support the growth in our business. Additional expense increases were related to depreciation and professional fees.

As a percentage of total revenues, sales and marketing expenses and general and administrative expenses decreased to 25.2% for the three months ended June 30, 2003 from 25.4% for the three months ended June 30, 2002.

Net Income.  Net income for the three months ended June 30, 2003 was $2.1 million or $0.20 per diluted share, as compared with pro forma net income of $1.8 million or $0.18 per diluted share for the three months ended June 30, 2002. Net income represents 10.6% of revenue for the three months ended June 30, 2003. Pro forma net income represents 10.2% of revenue for the three months ended June 30, 2002. Net income is discussed on a pro forma basis due to a provision for income taxes to reflect the estimated corporate income tax expense that the Company would have recognized had it not elected to be treated as an S corporation prior to the completion of its initial public offering.

Six Months Ended June 30, 2003 Compared with Six Months Ended June 30, 2002

Revenues.  Total revenues increased by 16.1% or $5.6 million to $40.0 million for the six months ended June 30, 2003 from $34.4 million for the six months ended June 30, 2002.

System sales revenues increased by 11.4% or $2.0 million to $19.7 million for the six months ended June 30, 2003 from $17.7 million for the six months ended June 30, 2002. This increase was primarily due to an increase in the sale and installation of new systems.

Support and maintenance revenues increased by 15.8% or $2.3 million to $16.8 million for the six months ended June 30, 2003 from $14.5 million for the six months ended June 30, 2002. This increase was attributable to an increase in recurring revenues as a result of a larger customer base and also an increase in the volume of ASP and ISP services.

Outsourcing revenues increased by 55.2% or $1.2 million to $3.5 million for the six months ended June 30, 2003 from $2.3 million for the six months ended June 30, 2002. We experienced an increase in outsourcing revenues as a result of continued growth in customer demand for business office outsourcing, as well as electronic billing and statement outsourcing services.

Costs of Sales.  Total costs of sales increased by 16.9% or $3.4 million to $23.6 million for the six months ended June 30, 2003 from $20.2 million for the six months ended June 30, 2002. As a percentage of total revenues, cost of sales changed to 59.1% for the six months ended June 30, 2003 from 58.7% for the six months ended June 30, 2002.

Cost of system sales increased by 10.3% or $1.2 million to $13.6 million for the six months ended June 30, 2003 from $12.4 million for the six months ended June 30, 2002. This increase was caused primarily by an increase in cost of equipment and software of $0.3 million as a direct result of our increase in system sales. Additionally, payroll related expenses increased $0.5 million as a result of increased employee headcount needed to support increasing sales volume. Travel expenses also increased by $0.4 million. The gross margin on system sales increased to 30.9% for the six months ended June 30, 2003 from 30.2% for the six months ended June 30, 2002. The increase in gross margin was due to an increase in the size of system installations in 2003.

Cost of support and maintenance increased by 21.9% or $1.4 million to $7.9 million for the six months ended June 30, 2003 from $6.5 million for the six months ended June 30, 2002. This increase was caused primarily by an increase in payroll related expenses of $1.1 million as a result of increased employee headcount needed to support our increasing customer base. Also, telecommunication expenses increased $0.1 million due to increased utilization of our ISP services. The gross margin on support and maintenance revenues decreased to 52.7% for the six months ended June 30, 2003 from 55.0% for the six months ended June 30, 2002. The decrease in gross margin was due to the increase in employee headcount.

Our costs associated with outsourcing services increased 53.2% or $0.7 million to $2.0 million for the six months ended June 30, 2003 from $1.3 million for the six months ended June 30, 2002. Postage cost increased $0.3 million resulting from an increase in transaction volumes of our statement outsourcing services. Salary expense increased $0.4 million due to the hiring of additional employees to support our business office outsourcing services.

Sales and Marketing Expenses.  Sales and marketing expenses increased by 13.6% or $0.3 million to $3.0 million for the six months ended June 30, 2003 from $2.7 million for the six months ended June 30, 2002. The increase was attributable to increased salary and commission expense of $0.3 million.

General and Administrative Expenses.  General and administrative expenses increased 13.5% or $0.8 million to $6.8 million for the six months ended June 30, 2003 from $6.0 million for the six months ended June 30, 2002. The increase in expense was related to increased costs of $0.3 million associated with pay raises for existing employees and the hiring of additional employees to support the growth in our business. We also experienced increases in rent of $0.1 million and depreciation of $0.1 million from facilities expansion. Additional expense increases were related to telecommunications, professional fees and insurance related costs.

As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses decreased to 24.6% from 25.2% for the six months ended June 30, 2003 and 2002, respectively.

Net Income.  Net income for the six months ended June 30, 2003 was $4.2 million or $0.40 per diluted share, as compared with pro forma net income of $3.6 million or $0.37 per diluted share for the six months ended June 30, 2002. Net income represents 10.5% of revenue for the six months ended June 30, 2003. Pro forma net income represents 10.3% of revenue for the six months ended June 30, 2002. Net income is discussed on a pro forma basis due to a provision for income taxes to reflect the estimated corporate income tax expense that the Company would have recognized had it not elected to be treated as an S corporation prior to the completion of its initial public offering.

Liquidity and Capital Resources

At June 30, 2003, we had cash and short-term investments of $8.4 million, compared with $6.4 million at June 30, 2002. Net cash provided by operating activities for the six months ended June 30, 2003 was $4.2 million, compared to $3.9 million for the six months ended June 30, 2002. The increase was primarily due to the growth of our business and improved collections of accounts receivable.

Net cash used in investing activities totaled $1.0 million for the six months ended June 30, 2003, compared to $0.7 million for the six months ended June 30, 2002. We used cash primarily for the purchase of fixed assets.

Net cash used in financing activities totaled $1.1 million for the six months ended June 30, 2003, compared to $1.1 million provided by financing activities for the six months ended June 30, 2002. During the six months ended June 30, 2003, we made cash distributions to pre-IPO stockholders in the amount of $0.2 million for previously taxed S corporation income and paid dividends to common stockholders of $0.9 million. During the six months ended June 30, 2002, we received $17.2 million as net proceeds from our initial public offering of common stock (“IPO”). Prior to the IPO, we made cash distributions to our stockholders in the amount of $2.6 million. From the IPO proceeds, we made additional cash distributions to our pre-IPO stockholders in the amount of $12.8 million for previously taxed S corporation income. We also retired outstanding long-term debt in the amount of $0.7million.

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

Contractual Commitments

Our real estate leases are our principal contractual commitments requiring recurring payments in the future. Our payments under these leases subsequent to June 30, 2003 will be as follows:

Year	Amount
2003	$679,650
2004	1,365,275
2005	1,365,275
2006	1,365,275
2007	1,365,275
Thereafter	5,970,425

Total	$12,111,175

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

As of June 30, 2003, the Company had no borrowings and is, therefore, not subject to interest rate risks related to debt instruments.

Item 4.    Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in our periodic SEC filings.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.    Changes in Securities and Use of Proceeds.

(a)	None.

(b)	None.

(c)	None.

(d)	None.

Item 3.    Defaults Upon Senior Securities.

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on May 15, 2003. At the meeting, the stockholders voted to elect three Class I directors to serve a three-year term and to ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for 2003. The results of the stockholder voting on these matters is summarized as follows:

Proposal 1—Election of Three Class I Directors:

Name of Nominee	For	Authority Withheld
Dennis P. Wilkins	8,734,758	289,850
William R. Seifert	8,918,734	105,874
W. Austin Mulherin, III	8,734,758	289,850

Proposal 2—Ratification of Appointment of Independent Auditors:

For	Against	Abstain
8,876,240	84,640	1,100

Item 5.    Other Information.

None.

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits.

	31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K.

On April 22, 2003 we filed a current report on Form 8-K to report Company earnings for the quarter ended March 31, 2003.
This report included an unaudited condensed statement of operations of the Company for the three months ended March 31,
2003 and 2002 and an unaudited condensed balance sheet of the Company as of March 31, 2003 and 2002.

On May 29, 2003, we filed a current report on Form 8-K to report the commencement of a Rule 10b5-1 trading plan by Patrick A. Immel, Vice President—Information Technology.

On June 9, 2003, we filed a current report on Form 8-K to report the commencement of a Rule 10b5-1 trading plan by M. Kenny Muscat, a director.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER PROGRAMS AND SYSTEMS, INC.
Date: August 8, 2003

	By:	/s/ David A. Dye
David A. Dye President and Chief Executive Officer

Date: August 8, 2003

	By:	/s/ M. Stephen Walker
M. Stephen Walker Vice President—Finance and Chief Financial Officer

Exhibit Index

No.	Exhibit
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002