Form 10-Q
period 2003-09-30
COMPUTER PROGRAMS & SYSTEMS INC
filed 2003-10-30
CIK 1169445

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003.

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

As of October 30, 2003, there were 10,488,000 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Form 10-Q

(For the period ended September 30, 2003)

INDEX

PART I- FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$9,929,890	$6,352,452
Accounts receivable, net of allowance for doubtful accounts of $788,000 and $768,000, respectively	10,386,993	12,598,511
Financing receivables, current portion	1,040,009	1,341,047
Inventories	1,460,084	1,615,312
Deferred tax assets	933,800	1,006,470
Prepaid expenses	496,566	327,533
Prepaid income taxes	183,886	—

Total current assets	24,431,228	23,241,325
Property and equipment
Land	936,026	936,026
Maintenance equipment	2,987,367	2,679,766
Computer equipment	4,193,320	3,486,030
Office furniture and equipment	1,363,105	1,023,771
Automobiles	89,934	89,934

	9,569,752	8,215,527
Less accumulated depreciation	(4,099,041)	(3,388,704)

Net property and equipment	5,470,711	4,826,823
Financing receivables	847,286	840,603

Total assets	$30,749,225	$28,908,751

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,121,624	$2,093,812
Deferred revenue	2,583,284	2,347,816
Sales and use taxes payable	139,174	1,258,553
Accrued vacation	1,618,484	1,317,247
Other accrued liabilities	908,797	1,218,741
Income taxes payable	—	193,546

Total current liabilities	6,371,363	8,429,715
Stockholders’ equity:

Common stock, par value $0.001 per share; 30,000,000 shares authorized; 10,488,000 shares issued and outstanding	10,488	10,488
Additional paid-in capital	17,259,403	17,259,403
Deferred compensation	(187,143)	(225,423)
Retained earnings	7,295,114	3,434,568

Total stockholders’ equity	24,377,862	20,479,036

Total liabilities and stockholders’ equity	$30,749,225	$28,908,751

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three months ended		Nine months ended
	September 30		September 30
	2003	2002	2003	2002
Sales revenues:
System sales	$9,081,677	$9,935,868	$28,821,791	$27,650,220
Support and maintenance	8,717,890	7,616,395	25,466,940	22,083,538
Outsourcing	1,791,446	1,344,329	5,285,304	3,594,985

Total sales revenue	19,591,013	18,896,592	59,574,035	53,328,743
Costs of sales:
System sales	7,170,946	6,544,503	20,804,605	18,904,917
Support and maintenance	4,010,353	3,578,257	11,938,605	10,084,417
Outsourcing	1,090,750	868,432	3,154,996	2,216,131

Total costs of sales	12,272,049	10,991,192	35,898,206	31,205,465

Gross profit	7,318,964	7,905,400	23,675,829	22,123,278
Operating expenses:
Sales and marketing	1,479,910	1,660,244	4,515,773	4,333,138
General and administrative	3,560,654	3,203,612	10,349,113	9,187,259

Total operating expenses	5,040,564	4,863,856	14,864,886	13,520,397

Operating income	2,278,400	3,041,544	8,810,943	8,602,881
Other income (expense):
Interest income	59,216	64,020	152,545	157,887
Miscellaneous income	3,085	117,238	60,586	225,726
Interest expense	—	—	—	(23,677)

Total other income	62,301	181,258	213,131	359,936

Income before taxes	2,340,701	3,222,802	9,024,074	8,962,817
Income taxes	879,959	1,146,139	3,380,567	698,286

Net income	$1,460,742	$2,076,663	$5,643,507	$8,264,531

Net income per share - basic	$0.14	$0.20	$0.54	$0.84

Net income per share - diluted	$0.14	$0.20	$0.54	$0.83

Weighted average shares outstanding
Basic	10,488,000	10,488,000	10,488,000	9,868,220
Diluted	10,524,832	10,589,226	10,545,708	9,907,286
Pro forma income data:
Historical income before provision for income taxes				8,962,817
Proforma income taxes				3,303,862

Proforma net income				$5,658,955

Pro forma net income per share - basic				$0.57

Pro forma net income per share - diluted				$0.57

Cash dividends declared per share	$0.085	$—	$0.17	$—

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30
	2003	2002
Operating Activities:
Net income	$5,643,507	$8,264,531
Adjustments to net income:
Depreciation	999,000	792,340
Provision for bad debt	19,969	186,500
Deferred taxes	72,670	(1,026,844)
Deferred compensation	38,279	17,014
Changes in operating assets and liabilities:
Accounts receivable	2,191,549	(4,059,542)
Inventories	155,228	(128,972)
Prepaid expenses	(169,033)	(171,161)
Financing receivables	294,355	249,342
Accounts payable	(972,188)	33,877
Deferred revenue	235,468	264,041
Sales and use taxes payable	(1,119,379)	(156,154)
Accrued vacation	301,237	—
Other liabilities	(89,591)	454,340
Income taxes payable	(377,432)	721,390

Net cash provided by operating activities	7,223,639	5,440,702
Investing Activities:
Purchases of property and equipment	(1,642,888)	(1,285,231)

Net cash used in investing activities	(1,642,888)	(1,285,231)
Financing Activities:
Proceeds from issuance of common stock, net of expenses	—	16,895,596
Repayments of note payables	—	(749,897)
Distributions to stockholders	(220,353)	(15,350,000)
Dividends paid	(1,782,960)	—

Net cash (used in) provided by financing activities	(2,003,313)	795,699

Increase in cash and cash equivalents	3,577,438	4,951,170

Cash and cash equivalents at beginning of period	6,352,452	2,018,643

Cash and cash equivalents at end of period	$9,929,890	$6,969,813

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

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

Pro forma net income per share for the nine month period ended September 30, 2002 consists of the Company’s historical net income, adjusted for additional income taxes that would have been recorded had the Company operated as a C corporation for the entire period. The Company converted from an S corporation to a C corporation on May 21, 2002. The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. The difference between basic and diluted EPS is solely attributable to stock options. The Company uses the treasury stock method to calculate the impact of outstanding stock options. For the three month and nine month periods ended September 30, 2003, these dilutive shares were 36,832 and 57,708, respectively. For the three month and nine month periods ended September 30, 2002, these dilutive shares were 101,226 and 39,066, respectively.

3.	INCOME TAXES

The historical financial statements of the Company do not include a provision for income taxes through May 20, 2002 because the taxable income of the Company was included in the income tax returns of the stockholders under the S corporation election through that date. Upon completion of the initial public offering on May 21, 2002, the Company’s S corporation status was terminated and the Company became subject to federal and state income taxes. Upon revocation of the S corporation election, the Company recorded an income tax benefit of $934,000. Prior to its termination as an S corporation, the Company declared a distribution of earned, but undistributed, accumulated S corporation earnings through the date the Company became a C corporation. A partial distribution in the amount of $12,750,000 was disbursed on May 28, 2002. An additional distribution of $1,532,510 was made during the fourth quarter of 2002. Distributions of $220,353 were made during the nine months ended September 30, 2003. An estimated payable of $29,600, representing the remaining balance due, is recorded on the balance sheet of the Company as of September 30, 2003. The ultimate payout will be determined based on as-filed income tax returns for the year ended December 31, 2002.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

The Company provides for income taxes using the liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. Deferred tax assets and liabilities are comprised of the following at September 30, 2003:

Deferred tax assets:
Accounts receivable	$284,226
Sales, income and use tax receivables	15,149
Accrued liabilities	705,539

1,004,914
Deferred tax liabilities:
Deferred compensation	(71,114)

Net deferred tax assets	$933,800

Significant components of the Company’s income tax provision for the nine months ended September 30, 2003 are as follows:

Current provision:
Federal	$2,861,989
State	445,908
Deferred provision:
Federal	65,020
State	7,650

Total income tax provision	$3,380,567

The difference between income taxes at the U. S. federal statutory income tax rate of 34% and those reported in the condensed statements of income for the nine months ended September 30, 2003 are as follows:

Income taxes at U. S. Federal statutory rate	$3,068,185
State income tax, net of federal tax effect	299,348
Other	13,034

$3,380,567

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

4.	STOCK BASED COMPENSATION

During 2002, the Company adopted the 2002 Stock Option Plan, and in accordance with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for employee stock options. Under APB No. 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense was reflected in net income for the nine months ended September 30, 2003 or 2002. Had the Company accounted for its stock-based compensation plan based on the fair value of awards at grant date consistent with the methodology of SFAS No. 123, the Company’s reported net income and income per share for the nine months ended September 30, 2003 would have been impacted as indicated below. There were no employee stock options granted during the nine months ended September 30, 2003. The effects of applying SFAS No. 123 on a pro forma basis for the nine months ended September 30, 2003, are not likely to be representative of the effects on reported pro forma net income for future years as options vest over several years and it is anticipated that additional grants will be made in future years.

Nine months ended September 30, 2003
Net income as reported	$5,643,507
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards	(144,126)

Pro forma	$5,499,381

Diluted income per share as reported	$0.54

Pro forma diluted income per share	$0.52

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

Nine months ended September 30, 2002
Pro forma net income as reported	$5,658,955
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(70,280)

Pro forma	$5,588,675

Pro forma diluted income per share as reported	$0.57

Pro forma diluted income per share	$0.57

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

A summary of stock option activity under the plan is as follows:

	Shares	Exercise Price
Outstanding on January 1, 2003	444,998	$16.50
Granted	—	—
Exercised	—	—
Forfeited	(15,142)	16.50

Outstanding on September 30, 2003	429,856	$16.50

Exercisable on September 30, 2003	—	$—

Shares available on September 30, 2003 for options that may be granted		735,477

Weighted-average remaining contractual life		6 years

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a healthcare information technology company that designs, develops, markets, installs and supports computerized information technology systems to meet the unique demands of small and midsize hospitals. Our target market includes acute care community hospitals with 300 or fewer beds and small specialty hospitals. We are a single-source vendor providing comprehensive software and hardware products, complemented by data conversion, complete installation and extensive support. Our fully integrated, enterprise-wide system automates the management of clinical and financial data across the primary functional areas of a hospital. In addition, we provide services that enable our customers to outsource certain data-related business processes which we can perform more efficiently. We believe our products and services enhance hospital performance in the critical areas of clinical care, revenue cycle management, cost control and regulatory compliance. From our initial hospital installation in 1981, we have grown to serve more than 470 hospital customers across 45 states and the District of Columbia. In the nine months ended September 30, 2003, we generated revenues of $59.6 million from the sale of our products and services.

Results of Operations

Three Months Ended September 30, 2003 Compared with Three Months Ended September 30, 2002

Revenues. Total revenues increased by 3.7% or $0.7 million to $19.6 million for the three months ended September 30, 2003 from $18.9 million for the three months ended September 30, 2002.

System sales revenues decreased by 8.6% or $0.8 million to $9.1 million for the three months ended September 30, 2003 from $9.9 million for the three months ended September 30, 2002. This decrease was primarily due to a decrease in license fees and equipment sales which resulted from new installations that were smaller than average size. This decrease also reflects two ASP implementations, in which revenues are recognized over the life of the contract.

Support and maintenance revenues increased by 14.5% or $1.1 million to $8.7 million for the three months ended September 30, 2003 from $7.6 million for the three months ended September 30, 2002. This increase was attributable to an increase in recurring revenues as a result of a larger customer base and also an increase in the volume of ASP and ISP services.

Outsourcing revenues increased by 33.3% or $0.5 million to $1.8 million for the three months ended September 30, 2003 from $1.3 million for the three months ended September 30, 2002. We experienced an increase in outsourcing revenues as a result of continued growth in customer demand for electronic billing and statement outsourcing services.

Costs of Sales. Total costs of sales increased by 11.7% or $1.3 million to $12.3 million for the three months ended September 30, 2003 from $11.0 million for the three months ended September 30, 2002. As a percentage of total revenues, cost of sales increased to 62.7% for the three months ended September 30, 2003 from 58.1% for the three months ended September 30, 2002. This increase was attributable to smaller than average installation size which produced a lower profit margin.

Cost of system sales increased by 9.6% or $0.6 million to $7.2 million for the three months ended September 30, 2003 from $6.6 million for the three months ended September 30, 2002. Payroll related expenses increased $0.6 million as a result of increased employee headcount. The gross margin on system sales decreased to 21.0% for the three months ended September 30, 2003 from 34.1% for the three months ended September 30, 2002. This decrease was attributable to the smaller than average installation size which produced a lower profit margin.

Cost of support and maintenance increased by 12.1% or $0.4 million to $4.0 million for the three months ended September 30, 2003 from $3.6 million for the three months ended September 30, 2002. This increase was caused primarily by an increase in payroll related expenses of $0.4 million as a result of increased employee headcount needed to support our increasing customer base. The gross margin on support and maintenance revenues increased to 54.0% for the three months ended September 30, 2003 from 53.0% for the three months ended September 30, 2002.

Our costs associated with outsourcing services increased by 25.6% or $0.2 million to $1.1 million for the three months ended September 30, 2003 from $0.9 million for the three months ended September 30, 2002. Postage cost increased $0.1 million resulting from an increase in transaction volumes of our statement outsourcing services. Salary expense also increased $0.1 million due to the hiring of additional employees to support our business office outsourcing services.

Sales and Marketing Expenses. Sales and marketing expenses decreased by 10.9% or $0.2 million to $1.5 million for the three months ended September 30, 2003 from $1.7 million for the three months ended September 30, 2002. The decrease was attributable to decreased salary and commission expense of $0.2 million.

General and Administrative Expenses. General and administrative expenses increased 11.1% or $0.4 million to $3.6 million for the three months ended September 30, 2003 from $3.2 million for the three months ended September 30, 2002. The increase in expense was related to increased costs of $0.2 million associated with pay raises for existing employees and the hiring of additional employees to support the growth in our business. Additional expense increases were related to depreciation which increased $0.1 million and group health insurance which increased $0.1 million.

As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses remained unchanged for the three months ended September 30, 2003 and 2002.

Net Income. Net income for the three months ended September 30, 2003 was $1.5 million or $0.14 per diluted share, as compared with net income of $2.1 million or $0.20 per diluted share for the three months ended September 30, 2002. Net income represents 7.5% of revenue for the three months ended September 30, 2003. Net income represents 10.9% of revenue for the three months ended September 30, 2002.

Nine months Ended September 30, 2003 compared with Nine months Ended September 30, 2002

Revenues. Total revenues increased by 11.7% or $6.3 million to $59.6 million for the nine months ended September 30, 2003 from $53.3 million for the nine months ended September 30, 2002.

System sales revenues increased by 4.2% or $1.1 million to $28.8 million for the nine months ended September 30, 2003 from $27.7 million for the nine months ended September 30, 2002. This increase was primarily due to an increase in the license fees.

Support and maintenance revenues increased by 15.3% or $3.4 million to $25.5 million for the nine months ended September 30, 2003 from $22.1 million for the nine months ended September 30, 2002. This increase was attributable to an increase in recurring revenues as a result of a larger customer base and also an increase in the volume of ASP and ISP services.

Outsourcing revenues increased by 47.0% or $1.7 million to $5.3 million for the nine months ended September 30, 2003 from $3.6 million for the nine months ended September 30, 2002. We experienced an increase in outsourcing revenues as a result of continued growth in customer demand for business office outsourcing, as well as electronic billing and statement outsourcing services.

Costs of Sales. Total costs of sales increased by 15.0% or $4.7 million to $35.9 million for the nine months ended September 30, 2003 from $31.2 million for the nine months ended September 30, 2002. As a percentage of total revenues, cost of sales changed to 60.2% for the nine months ended September 30, 2003 from 58.5% for the nine months ended September 30, 2002.

Cost of system sales increased by 10.0% or $1.9 million to $20.8 million for the nine months ended September 30, 2003 from $18.9 million for the nine months ended September 30, 2002. This increase was caused by an increase in cost of equipment and software of $0.2 million as a direct result of our increase in system sales. Payroll related expenses increased $0.8 million as a result of increased employee headcount needed to support increasing sales volume. Travel expenses also increased by $0.7 million. The gross margin on system sales decreased to 27.8% for the nine months ended September 30, 2003 from 31.6% for the nine months ended September 30, 2002. The decrease in gross margin was due to an decrease in the average size of system installations in 2003.

Cost of support and maintenance increased by 18.4% or $1.8 million to $11.9 million for the nine months ended September 30, 2003 from $10.1 million for the nine months ended September 30, 2002. This increase was caused primarily by an increase in payroll related expenses of $1.5 million as a result of increased employee headcount needed to support our increasing customer base. Also, telecommunication expenses increased $0.2 million due to increased utilization of our ISP services. Departmental administrative expenses increased $0.2 million due to an increase in employee headcount. The gross margin on support and maintenance revenues decreased to 53.1% for the nine months ended September 30, 2003 from 54.3% for the nine months ended September 30, 2002.

Our costs associated with outsourcing services increased 42.4% or $1.0 million to $3.2 million for the nine months ended September 30, 2003 from $2.2 million for the nine months ended September 30, 2002. Postage cost increased $0.4 million resulting from an increase in transaction volumes of our statement outsourcing services. Salary expense increased $0.5 million due to the hiring of additional employees to support our business office outsourcing services.

Sales and Marketing Expenses. Sales and marketing expenses increased by 4.2% or $0.2 million to $4.5 million for the nine months ended September 30, 2003 from $4.3 million for the nine months ended September 30, 2002. The increase was attributable to increased commission expense of $0.2 million.

General and Administrative Expenses. General and administrative expenses increased 12.6% or $1.2 million to $10.4 million for the nine months ended September 30, 2003 from $9.2 million for the nine months ended September 30, 2002. The increase in expense was related to increased costs of $0.2 million associated with pay raises for existing employees and the hiring of additional employees to support the growth in our business. We also experienced increases in rent of $0.2 million and depreciation of $0.2 million from facilities expansion. Additional expense increases were related to telecommunications which increased $0.1 million and professional fees which increased $0.2 million.

As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses decreased to 25.0% from 25.4% for the nine months ended September 30, 2003 and 2002, respectively.

Net Income. Net income for the nine months ended September 30, 2003 was $5.6 million or $0.54 per diluted share, as compared with pro forma net income of $5.7 million or $0.57 per diluted share for the nine months ended September 30, 2002. Net income represents 9.5% of revenue for the nine months ended September 30, 2003. Pro forma net income represents 10.7% of revenue for the nine months ended September 30, 2002. Net income is discussed on a pro forma basis due to a provision for income taxes to reflect the estimated corporate income tax expense that the Company would have recognized had it not elected to be treated as an S corporation prior to the completion of its initial public offering in May 2002.

Liquidity and Capital Resources

At September 30, 2003, we had cash and short-term investments of $9.9 million, compared with $7.0 million at September 30, 2002. Net cash provided by operating activities for the nine months ended September 30, 2003 was $7.2 million, compared to $5.4 million for the nine months ended September 30, 2002. The increase was primarily due to improved collections of accounts receivable.

Net cash used in investing activities totaled $1.6 million for the nine months ended September 30, 2003, compared to $1.3 million for the nine months ended September 30, 2002. We used cash primarily for the purchase of fixed assets.

Net cash used in financing activities totaled $2.0 million for the nine months ended September 30, 2003, compared to $0.8 million provided by financing activities for the nine months ended September 30, 2002. During the nine months ended September 30, 2003, we made cash distributions to pre-IPO stockholders in the amount of $0.2 million for previously taxed S corporation income and paid dividends to common stockholders of $1.8 million. During the nine months ended September 30, 2002, we received $16.9 million as net proceeds from our initial public offering of common stock (IPO). Prior to the IPO, we made cash distributions to our stockholders in the amount of $2.6 million. From the IPO proceeds, we made additional cash distributions to our pre-IPO stockholders in the amount of $12.8 million for previously taxed S corporation income. We also retired outstanding long-term debt in the amount of $0.7 million.

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

Contractual Commitments

Our real estate leases are our principal contractual commitments requiring recurring payments in the future. Our payments under these leases subsequent to September 30, 2003 will be as follows:

Year	Amount
2003	$339,825
2004	1,365,275
2005	1,365,275
2006	1,365,275
2007	1,365,275
Thereafter	5,970,425

Total	$11,771,350

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We currently do not use derivative financial instruments. Cash and cash equivalents consist of highly liquid financial instruments, primarily cash, money market funds and short term U.S. Government obligations, purchased with an original maturity of three months or less. Interest income on our income statement is included in “Other Income.”

As of September 30, 2003, the Company had no borrowings and is, therefore, not subject to interest rate risks related to debt instruments.

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

On July 24, 2003 we filed a current report on Form 8-K to report Company earnings for the quarter ended June 30, 2003. This report included an unaudited condensed statement of operations of the Company for the three month and six month periods ended June 30, 2003 and 2002 and an unaudited condensed balance sheet of the Company as of June 30, 2003 and 2002.

On September 24, 2003, we filed a current report on Form 8-K to report the commencement of a Rule 10b5-1 trading plan by John Morrissey, Chairman of the Board of Directors.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Date: October 30, 2003

	By:	/s/ David A. Dye

David A. Dye President and Chief Executive Officer

Date: October 30, 2003

	By:	/s/ M. Stephen Walker

M. Stephen Walker Vice President - Finance and Chief Financial Officer

Exhibit Index

No.	Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002