Form 10-K
period 2003-12-31
COMPUTER PROGRAMS & SYSTEMS INC
filed 2004-03-12
CIK 1169445

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003,

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

The aggregate market value of common stock held by non-affiliates of the registrant at June 30, 2003 was $124,242,050.

As of March 10, 2004 the registrant had outstanding 10,489,849 shares of its common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for the Annual Meeting of Computer Programs and Systems, Inc.’s stockholders to be held on May 13, 2004 are incorporated by reference into Part III of this report.

*	Portions of the definitive Proxy Statement for the Annual Meeting of our stockholders to be held on May 13, 2004 are incorporated by reference in Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

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

For more information about the risks described above and other risks affecting us, see “Risk Factors” beginning on page 33 of this Annual Report. We also caution investors that the forward-looking information described herein represents our outlook only as of this date, and we undertake no obligation to update or revise any forward-looking statements to reflect events or developments after the date of this Annual Report.

PART I

ITEM 1. BUSINESS

Overview

We are a healthcare information technology company that designs, develops, markets, installs and supports computerized information technology systems to meet the unique demands of small and midsize hospitals. Our target market includes acute care community hospitals with 300 or fewer beds and small specialty hospitals. We are a single-source vendor providing comprehensive software and hardware products, complemented by data conversion, complete installation and extensive support. Our fully integrated, enterprise-wide system automates the management of clinical and financial data across the primary functional areas of a hospital. In addition, we provide services that enable our customers to outsource certain data-related business processes which we can perform more efficiently. We believe our products and services enhance hospital performance in the critical areas of clinical care, revenue cycle management, cost control and regulatory compliance. From our initial hospital installation in 1981, we have grown to serve more than 490 hospital customers across 45 states and the District of Columbia. In 2003, we generated revenues of $81.3 million from the sale of our products and services.

Industry Dynamics

The healthcare industry is the largest industry in the United States economy. The Centers for Medicare and Medicaid Services, or “CMS,” has calculated that fiscal 2003 total healthcare expenditures in the United States were approximately $1.7 trillion, or approximately 15.3% of the U.S. gross domestic product. CMS estimates that by fiscal 2013 total U.S. healthcare spending will reach $3.4 trillion, or 18.4% of the estimated U.S. gross domestic product.

Hospital services represents one of the largest categories of total healthcare expenditures. According to CMS, in fiscal 2003 spending on hospital services amounted to $518.1 billion, or 30.9% of total healthcare expenditures. According to the American Hospital Association, there are approximately 4,900 community hospitals in the United States, with approximately 4,100 in our target market of hospitals with 300 or fewer acute care beds. In addition, there is a market of small specialty hospitals that focus on discrete medical areas such as surgery, rehabilitation and psychiatry.

Notwithstanding the size and importance of the healthcare industry within the United States economy, the industry is constantly challenged by changing economic dynamics, increased regulation and pressure to improve the quality of healthcare. These challenges are particularly significant for the hospitals in our target market due to their more limited financial and human resources. However, we believe healthcare providers can successfully address these issues with the help of advanced medical information systems. Specific examples of the challenges facing healthcare providers include the following.

Changing Economic Dynamics. The federal Balanced Budget Act of 1997, or “BBA,” significantly lowered Medicare reimbursements for hospital services. These reductions were projected to total over $250 billion over five years. While the Budget Refinement Act of 1999 and the Benefits Improvement Act of 2000 lessened the impact of the BBA, aggregate federal reimbursement for hospital services is still significantly below pre-1997 levels. Additionally, the Medicaid program, which is a federal/state program managed by the individual states and dependent in part on funding from the states, is in crisis due to the increasing cost of healthcare and the detrimental effect of the lagging economy on state revenues. As a result of the recent enactment of the Medicare Prescription Drug, Improvement and

Modernization Act of 2003, however, community hospitals are looking forward to substantially improved Medicare reimbursement beginning in 2004. This new legislation is expected to raise Medicare reimbursements to rural hospitals by an estimated $25 billion over the next ten years.

Health Insurance Portability and Accountability Act. The federal Health Insurance Portability and Accountability Act of 1996, or “HIPAA,” requires the implementation of national guidelines for information management by healthcare organizations. Among other things, HIPAA mandates uniform electronic transactions and code sets, improved data security and increased patient privacy. Final regulations for privacy standards became effective in April 2003. Final regulations for electronic transaction/code set standards were adopted in February 2002 and were to be effective in October 2003. CMS, however, is currently allowing providers and payers to continue utilizing non-compliant transaction code sets. The length of this grace period has not yet been determined. The final rules for security standards were published in February 2003, and covered entities have until April 2005 to comply with the new security standards.

HIPAA continues to be a major influence as illustrated by the results of the 15th Annual HIMSS Leadership Survey sponsored by Superior Consultant Company. Survey respondents consider HIPAA compliance more than any other matter as a top business issue that will affect healthcare in the next two years. Approximately 48% of respondents identified upgrading information technology systems to meet HIPAA requirements as the number one information technology priority for their organizations. Approximately 47% of respondents identified increased patient safety as their number one priority. In addition, results of the Winter 2004 Healthcare Industry HIPAA Compliance Survey conducted by HIMSS and Phoenix Health Systems indicate that HIPAA readiness is still a serious concern. While respondent hospitals are decreasing their HIPAA compliance budgets for 2004, the respondent hospitals are still budgeting significant dollars to address HIPAA concerns. Vendors that offer information solutions utilizing a common architecture and database structure, such as CPSI, are well positioned to provide healthcare participants with effective solutions to the HIPAA requirements.

Activism for Improved Clinical Care. In November 1999, the Institute of Medicine published a report entitled “To Err is Human: Building a Safer Healthcare System.” The report indicated that avoidable medical error is one of the top ten leading causes of death in the United States. The report also estimates that medical error may add as much as $14.5 billion of preventable cost to the healthcare industry. As a result of this study, automated medical information systems have been increasingly identified as a key to improving patient care and reducing medical errors. For example, the Leapfrog Group, a consortium of more than 100 public and private organizations including General Motors, General Electric, AT&T and IBM, recommends that its members utilize hospitals with certain automated medical information systems that are designed to limit medical errors. Moreover, California has adopted legislation requiring hospitals to use automated medical information systems. We believe hospitals utilizing fully integrated enterprise-wide medical information systems that allow professionals real-time access to information such as electronic charts, treatment protocols and pathways, pharmaceutical records and treatment schedules will be favored by large employers and government payers.

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

In the face of decreasing revenue and increasing pressure to improve patient care, healthcare providers are in need of management tools that (1) increase efficiency in the delivery of healthcare services, (2) reduce medical errors, (3) effectively track the cost of delivering services so those costs can be properly managed and (4) increase the speed and rate of reimbursement. We believe the industry has begun to embrace information technology as a management tool, evidenced by the fact that approximately 50% of the respondents to the 15th Annual HIMSS Leadership Survey referenced above predicted an increase in their organizations’ information technology operating budgets during the next twelve months. We believe these dynamics will allow for future revenue growth.

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

We believe that the CPSI solution meets this challenge. We provide fully integrated, enterprise-wide, HIPPA compliant medical information systems and services that collect, process, retain and report data in the primary functional areas of a hospital, from patient care to clinical processing to administration and accounting. As a key element of our complete solution, we provide ongoing customer service through regular interaction with customers, customer user groups and extensive customer support. Further, we offer outsourcing services that allow customers to avoid some of the fixed costs of a business office. We are capable of providing a single-source solution for small and midsize hospitals, making us a partner in their initiatives to improve operations and medical care.

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

Strategy

Our objective is to continue to grow as a leading provider of healthcare information technology systems and services to small and midsize hospitals by following the same strategy that we have successfully pursued for over twenty-four years, the key elements of which are described below.

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

Maintain Commitment to Customer Oriented Operating Philosophy. A key factor in our success has been our focus on customer service and support. We make available to our customers experienced support teams that can assist with any question or problem. We currently have a greater than one to one support staff to customer ratio. Our support teams are extensively trained, and our employees are generally promoted from within so that they have a thorough knowledge of our system and a commitment to our culture. Because all of our customers use the same version of our system, our support teams can be more effective by maintaining a complete understanding of a single system. As part of our commitment to system support, we actively solicit customer feedback regarding ways in which we can improve the effectiveness and efficiency of our systems. To further this goal, we have organized our customers into a national user group to promote the exchange of information regarding our system and to identify product enhancements based on our customers’ operational experiences. We believe our user group concept is a key component of our success by positively impacting customer satisfaction and retention and by enhancing product development and system functionality. We will continue to focus on our national user group as a key component to our goal of maintaining and growing our customer base and market share.

Expand Presence in Target Market. We will continue to target small to midsize domestic hospitals of 300 or fewer acute care beds. We believe this market of approximately 4,100 community hospitals nationwide has been traditionally overlooked and underserved by other healthcare technology companies. In addition, a number of our customers are small specialty hospitals that focus on discrete medical areas such as surgery, rehabilitation and psychiatry. We intend to continue gaining customers from this market segment. Our system can help these smaller hospitals reduce costs and increase their operating efficiencies. We believe our personalized marketing approach and emphasis on customer relationships are attractive to the management of these hospitals. We also believe our system is well-suited to hospitals of this size because they typically demonstrate a greater commitment than larger hospitals to the concept of an enterprise-wide, fully integrated system. While 93% of our current customers are hospitals of 100 acute care beds or less, we believe there is a substantial opportunity in the future to increase our market share among hospitals with 100 to 300 acute care beds. In addition, we will continue to sell additional services and software products to our existing customers who have not purchased our complete package of services and software applications.

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

Our Products and Services

Recent Developments

We completed development of the following new products during 2003, and initial installations in customer facilities occurred during the fourth quarter of 2003:

ImageLink™. ImageLink™ is a fully integrated medical imaging solution for the capture, manipulation, annotation and storage of high resolution digital radiologic images from multiple source modalities. Designed to enhance the efficiency of diagnostic decision making, the system includes a full-featured viewer with custom work lists organized to the requirements of individual radiologists. This product receives digital images with accompanying information from various modalities including Computed Tomography, Magnetic Resonance Imaging, Ultrasound, Nuclear Medicine, Radiography and Computed Radiography. ImageLink™ fits seamlessly into the hospital’s information technology infrastructure by sharing patient and order information with existing patient care and clinical applications. This real-time link allows the update of ImageLink™ work lists, identification of the appropriate modality to be used, application of an electronic signature to “lock” the image and notification of completed orders. The resulting annotated softcopy images offer the healthcare enterprise a more complete electronic medical record that provides clinicians with secure and immediate access to diagnostic images when and where they need them.

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

Registration	•	records patient admissions, discharges and transfers

	•	manages patient status, room assignments and recurring charges

	•	keeps information available to all hospital personnel in formats designed for their particular requirements

Patient Accounting	•	records patient charges and maintains accounts receivable information including aging, service charges and cash receipts

	•	generates and processes insurance claims

Health Information Management	•	supports the operational needs of the modern medical records department including transcription, case indexing/abstracting and statistical reporting

	•	tracks deficiencies in a patient’s chart and provides chart location information

Patient Index	•	maintains a master index of hospital patients and provides immediate online access to patient financial and medical data associated with a patient stay

Electronic Claims Processing	•	provides a computer-to-computer link with intermediaries for Medicare and other payers for the submission of claims

Medical Practice Management	•	supports patient account management and insurance processing for single and multiple practices/clinics

	•	supports both hospital-based and remote practices/clinics

We also offer the following optional products that may be purchased as part of our core patient management suite:

Scheduling	•	maintains all patient scheduling information

Managed Care	•	tracks patients enrolled in managed care plans and conforms billing functions to such plans

Quality Improvement	•	automates hospital-wide total quality management and reporting requirements for utilization activity, risk management, infection surveillance and all accreditation review functions

Financial Accounting. Our financial accounting software provides a variety of business office applications designed to efficiently track and coordinate information needed for managerial decision-making. The financial accounting software:

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

Clinical. Our clinical software automates record keeping and reporting for many clinical functions including laboratory, radiology, physical therapy, respiratory care, and pharmacy. These products eliminate tedious paperwork, calculations and written documentation while allowing for easy retrieval of patient data and statistics. Our clinical software:

Laboratory Information Systems	•	provides an interface to laboratory analytical instruments in order to transfer results to nurse stations, mobile point-of-care systems and remote physician offices

	•	allows users to receive orders from any designated location, process orders and report results and maintain technical, statistical and account information

Laboratory Instrument Interfaces	•	provides an automated solution for reviewing test results and completing patient orders

	•	reduces the amount of required manual data entry thereby reducing the likelihood of human error

	•	reduces time to process laboratory specimens

Radiology Information Systems	•	includes flash card printing, patient scheduling, transcription, patient indexing by X-Ray film number, film tracking and location

	•	receives patient data, patient locations and other interdepartmental communications support

ImageLink™	•	provides a complete picture archiving and communications system (PACS) with comprehensive functionality designed to fit seamlessly with our other applications

	•	allows the realization of an electronic medical record complete with diagnostic images

	•	provides physicians real time access to diagnostic images via the internet through ChartLink™

Physical Therapy and Respiratory Care	•	communicates to nursing the appropriate procedures and patient preparation instructions from orders entered into the CPSI system

	•	keeps a journal of the orders received and processed

	•	handles a variety of processing tasks after a patient order is reviewed

	•	allows a department to customize its results to be sent back to nursing

Pharmacy	•	allows the hospital pharmacist to enter and fill physician orders

	•	performs all of the functions related to patient charging, general ledger upgrading, re-supply scheduling and inventory reduction/statistics maintenance

	•	improves patient care by monitoring drug/drug and food/drug interactions, allergy contraindications, dosage ranges and duplicate therapy

	•	produces drug education information for each patient in an easy-to-read format

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

Order Entry / Results Reporting	•	automates the entry of patient charges

	•	reduces “lost” charges and mistakes due to legibility

	•	increases efficiency of nursing stations

	•	provides interactive, real time status reports for orders

Point-of-Care System	•	allows nurses to enter patient data into the network at the patient’s bedside thereby eliminating the duplicate entry of information

	•	utilizes touch-screen and wireless technology

	•	makes patient information instantly available throughout the entire hospital system

Patient Acuity	•	categorizes patients according to an assessment of the acuity of the illness, severity of the symptoms, and projected nursing dependency

	•	allows nurses to project the total character and amount of care that should be provided to each patient

ChartLink™	•	provides physicians with secure and interactive access to patient information through a hospital’s website

	•	provides for computerized physician order entry including medication order entry

Medication Verification	•	verifies the accuracy of patient medication orders at a patient’s bedside by comparing scans of patient and medication bar codes against the medication orders and history for that patient

	•	screens medication orders for possible patient allergies and/or drug interactions

Resident Assessment Instruments	•	allows nursing staff to complete time consuming resident reporting requirements in an expeditious and efficient manner

	•	generates nursing care plans based on deficiencies in the resident reports

Medical Practice Charting	•	provides a permanent electronic encounter record for the physician office

	•	provides patient charting customized to the specific needs of each practice

Medical Practice Access	•	provides physicians and their office administrators with remote access to online, real time, secure patient data such as insurance and billing information, diagnosis and procedure coding, discharge summaries, pharmacy profiles and other clinical and administrative information

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

Total System Support. We believe the quality of continuing customer support is one of the most critical considerations in the selection of an information system provider. We provide hardware, technical and software support for all aspects of our system which gives us the flexibility to take the necessary course of action to resolve any issue. Unlike our competitors who use third-party services for hardware and software support, we provide a single, convenient and efficient resource for all of our customers’ system support needs. In order to minimize the impact of a system problem, we train our customer service personnel to be technically proficient, courteous and prompt. Because a properly functioning information system is crucial to a hospital’s operations, our support teams are available 24 hours a day to assist customers with any problem that may arise. Customers can also use the Internet to directly access our support system. This allows customers to communicate electronically with our support teams at any time. With approximately 522 employees who provide customer service and support, we currently have a greater than one to one support staff to customer ratio.

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

Software Releases. We are committed to providing our customers with software and technology solutions that will continue to meet their information system needs. To accomplish this purpose, we continually work to enhance and improve our application programs. As part of this effort, we typically release two software updates each year at no additional cost to our customers. We design these enhancements to be seamlessly integrated into each customer’s existing CPSI system. The benefit of these enhancements is that each customer, regardless of its original installation date, uses the most advanced CPSI software available. Through this process, we can keep our customers up-to-date with the latest operational innovations in the healthcare industry as well as changing governmental regulatory requirements. Another benefit of this “one system” concept is that our customer service teams can be more effective in responding to customer needs because they maintain a complete understanding of and familiarity with the one system that all customers use.

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

Hardware Replacement. As part of our customer service effort, we are also committed to promptly replacing malfunctioning system hardware in order to minimize the effect of operational interruptions. By providing all hardware used in our system, we believe we are better able to meet and address all of the information technology needs of our customers.

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

Outsourcing Services

Electronic Billing. We provide electronic billing for customers at prices competitive with other electronic billing vendors. Once a customer processes patient insurance claims in our system, we then perform the electronic billing function with no other participation by hospital staff. With this service, customers need not prepare billing files or maintain interfaces with third-party software, thereby saving the customer both time and money.

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

Touch Sensitive Displays. Data entry is made easier through the use of touch sensitive displays. With this technology work areas are free of the traditional keyboard and mouse associated with most personal computers. Touch screens are also more efficient for users who are not proficient in computer skills.

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

Customers, Sales and Marketing

Target Market. The target market for our information system consists of small and midsize hospitals of 300 or fewer acute care beds. In the United States, there are approximately 4,100 hospitals in this size range. In addition, we market our products to small specialty hospitals in the United States that focus on discrete medical areas such as surgery, rehabilitation and psychiatry. As of March 10, 2004, we had installed our system in over 490 facilities in 45 states and the District of Columbia. Our customers historically have consisted of hospitals with 100 or fewer acute care beds. Approximately 93% of our existing customers are hospitals of this size. Our goal is to increase sales to hospitals consisting of 100 to 300 acute care beds while maintaining our competitive position in the under 100 bed market segment. The following table provides information about our current customer base as of March 10, 2004:

	Current CPSI Customers	Percentage of CPSI Customers
Less than 100 beds	461	93%
100-200 beds	30	6
201-300 beds	3	1

Total	494	100%

Sales Staff. Most of our new customers are referrals from our existing customers, thereby reducing the need for a large sales force. Currently, we have 17 employees dedicated to direct sales, nine of whom concentrate on new prospects, and eight of whom are responsible for the sale of additional products and services to existing customers. We hire our sales representatives from our existing employees. Our current sales representatives have an average of 9.5 years of prior experience in installation, training and customer support. While centrally based at our headquarters in Mobile, our sales representatives have defined geographic territories in the United States in which to target new customers. A significant portion of the compensation for all sales personnel is performance based.

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

Employees

As of March 10, 2004, we had 651 employees, all but four of whom are located at our offices in Mobile, Alabama. Our employees can be grouped according to the following general categories: 416 in financial and clinical software services and support, 111 in information technology services and support, 59 in programming, 23 in sales and marketing and 36 in administration. We have 23 employees who perform research and development activities. These employees are included within the functional areas of financial and clinical software services and support and information technology services and support. Our general practice is to recruit recent college graduates for entry-level positions and then promote these individuals within the organization to fill vacancies in higher positions. We also hire nurses and other medically-trained professionals in connection with our support services.

Since 1991, we have maintained a non-qualified profit sharing plan under which all full-time employees with three years of uninterrupted service are eligible to participate, other than executive officers and commissioned salespeople. The plan is designed to provide each eligible employee with periodic cash bonuses based on our profitability. Each eligible employee receives a pro rata share of the amount of cash distributed under the profit sharing plan based on the amount of their base salary compared to the sum of the salaries of all participating employees. Our profit sharing plan is not a qualified plan for tax purposes or a guaranteed benefit. Contributions to the plan are made periodically at the discretion of the Board of Directors. During 2003, we distributed approximately $1.1 million under this profit sharing plan. We plan to continue to make distributions under the profit sharing plan based on our profitability.

We are fortunate to have a high rate of employee retention, with our senior management having an average tenure in excess of 15 years. Our performance depends in significant part on our ability to attract, train and retain highly qualified personnel. None of our employees are represented by a labor union, and we believe our relations with our employees are good.

Executive Officers

The Executive Officers of CPSI serve at the pleasure of the Board of Directors. Set forth below is a list of the current Executive Officers of CPSI and a brief explanation of their principal employment during the last five (5) years.

David A. Dye – President and Chief Executive Officer. David A. Dye, age 34, has served as our President and Chief Executive Officer since July 1999. He was elected as a director in March 2002. Mr. Dye began his career with us in May 1990 as a Financial Software Support Representative. From that time until June 1999, he worked for us in various capacities, including as Manager of Financial Software Support, Director of Information Technology and most recently as our Vice President supervising the areas of sales, marketing and information technology.

J. Boyd Douglas – Executive Vice President and Chief Operating Officer. J. Boyd Douglas, age 37, has served as our Executive Vice President and Chief Operating Officer since July 1999. He was elected as a director in March 2002. Mr. Douglas began his career with us in August 1988 as a Financial Software Support Representative. From May 1990 until November 1994, Mr. Douglas served as Manager of Electronic Billing, and from December 1994 until June 1999, he held the position of Director of Programming Services.

M. Stephen Walker – Vice President—Finance, Chief Financial Officer, Secretary and Treasurer. M. Stephen Walker, age 54, has served as our Vice President—Finance, Chief Financial Officer, Secretary and Treasurer since July 1999. From February 1991 until June 1999, Mr. Walker served as our controller with primary responsibility for all of our accounting functions.

Victor S. Schneider – Vice President—Sales and Marketing. Victor S. Schneider, age 45, has served as our Vice President—Sales and Marketing since July 1999. Mr. Schneider is responsible for overseeing all of our sales and marketing efforts. Mr. Schneider began his career with us in June 1983 as Sales Manager. He served in that capacity until January 1997 when he was promoted to Sales Director.

Mellissa A. Hammons – Vice President—Financial Software Services. Mellissa A. Hammons, age 47, has served as our Vice President—Financial Software Services since July 1999. Ms. Hammons is responsible for overseeing all aspects of the installation and support of our financial software products. Since beginning her career with us in 1985 as a Financial Software Support Representative, Ms. Hammons has worked in various positions in our Financial Software Services Division including Manager and Director of that division.

Thomas W. Peterson – Vice President—Clinical Software Services. Mr. Peterson, age 52, has served as our Vice President—Clinical Software Services since July 1999. Mr. Peterson is responsible for overseeing all aspects of the installation and support of our clinical software products. Since beginning his career with us in 1988 as a Clinical Software Support Representative, Mr. Peterson has worked in various positions in our Clinical Software Services Division including Manager and Director of that division.

Patrick A. Immel – Vice President—Information Technology Services. Patrick A. Immel, age 33, has served as our Vice President—Information Technology Services since January 2000. Mr. Immel is responsible for overseeing technical hardware and support and hardware research and development. Mr. Immel began his career with us in July 1993 as a Financial Software Support Representative. Since that time, Mr. Immel has served as a programmer, Manager of Technical Support and most recently as Director of Information Technology Services.

Company Website

The Company maintains a website at http://www.cpsinet.com. The Company makes available on its website, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as soon as it is reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. The Company is not including the information contained on or available through its website as a part of, or incorporating such information into, this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

Our corporate headquarters and executive offices are located on approximately 28 acres in Mobile, Alabama. We occupy approximately 117,500 square feet of space in ten buildings. Our main building consists of approximately 66,000 square feet of space. We also have eight additional buildings each consisting of approximately 6,000 square feet. Each of these smaller buildings is designed to accommodate a team of employees assigned to install and support a particular software application. We also occupy a building consisting of approximately 3,500 square feet of space which houses our eight research and development employees dedicated to developing new uses for and applications of available technology.

We lease approximately 16.5 acres and all of our buildings (other than the research and development building) from CP Investments, Inc., an Alabama corporation, the stockholders of which are John Morrissey, John Heyer, Bob O’Donnell, Elissa Stillings, Kevin P. Wilkins, Tabitha M. Wilkins Olzinski, Ellen M. Harvey, Michael K. Muscat, Jr. and Susan M. Slaton. All of these individuals are either stockholders of CPSI, or, in the case of Ms. Stillings, the spouse of a stockholder. Our leases with CP Investments, Inc. expire at various times between April 2012 and June 2013. The research and development building is leased from DJK, LLC, a limited liability company owned by Dennis Wilkins, a principal stockholder and a director of CPSI. Our lease with DJK, LLC also expires in April 2012. We also own 11.3 acres of undeveloped real property adjacent to our primary premises in order to accommodate future growth.

We believe our existing facilities will be sufficient to meet our needs until the end of 2004. At that time we believe we will need to construct additional facilities on the undeveloped portion of our campus in order to accommodate our expansion needs.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in routine litigation that arises in the ordinary course of business. We currently are involved in a litigated dispute relating to the installation of a hospital information system that, if resolved unfavorably, could have a negative impact on our quarterly earnings at some point in the future. However, this dispute should not have a material adverse effect on our business or financial condition. We are not currently involved in any other litigation that we believe could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for CPSI Common Stock

At March 10, 2004, CPSI had 83 stockholders of record (which does not include the number of beneficial owners whose shares are held in “street” names by nominees who are record holders) and 10,489,849 shares of CPSI common stock outstanding.

CPSI common stock is traded in the over-the-counter market and prices are quoted on the NASDAQ Stock Market under the symbol “CPSI.” The reported sales price range for CPSI common stock during all four quarters of 2003 and the third and fourth quarters of 2002 (the first two quarters after the completion of our initial public offering (“IPO”) in May 2002) are shown below:

Fiscal Year Ended December 31, 2003			Fiscal Year Ended December 31, 2002
Quarter	High	Low	Quarter	High	Low
First	$25.93	$20.78	First	—	—
Second	25.05	17.80	Second	—	—
Third	21.75	14.04	Third	$25.25	$17.35
Fourth	20.35	14.40	Fourth	26.85	19.00

The last reported sales price of CPSI Common Stock as reported on the NASDAQ Stock Market on March 10, 2004 was $18.35.

Dividends

During 2002, we paid a total of $16.9 million to our pre-IPO stockholders in connection with the IPO and our related conversion from an S corporation to a C corporation. During 2003, we paid an additional $250,000 to these pre-IPO stockholders.

During the second quarter of 2003, we paid our first dividend on our common stock to our post-IPO stockholders. In the second, third and forth quarters of 2003, we paid a dividend in the amount of $0.085 per share. On February 3, 2004, we announced a dividend for the first quarter of 2004 in the amount of $0.12 per share. We believe that paying dividends is an effective way of providing an investment return to our stockholders and a beneficial use of our cash.

ITEM 6. SELECTED FINANCIAL DATA

	Year ended December 31,
	2003	2002	2001	2000	1999
	(in thousands except for share and per share data)
INCOME DATA:
Total sales revenues	$81,303	$73,744	$59,666	$49,222	$50,530
Total costs of sales	48,405	42,925	36,242	31,487	29,895

Gross profit	32,898	30,819	23,424	17,735	20,635
Total operating expenses	20,352	18,750	14,948	13,080	11,894

Operating income	12,546	12,069	8,476	4,655	8,741
Total other income	338	552	204	236	196

Income before taxes	12,884	12,621	8,680	4,891	8,937
Income taxes	5,018	1,971	—	—	—

Net income	$7,866	$10,650	$8,680	$4,891	$8,937

Net income per share - basic	$0.75	$1.06	$0.93	$0.53	$0.96

Net income per share - diluted	$0.75	$1.06	$0.93	$0.53	$0.96

Weighted average shares outstanding:
Basic	10,488,406	10,024,438	9,288,000	9,288,000	9,288,000
Diluted	10,536,929	10,061,765	9,288,000	9,288,000	9,288,000
Pro forma income data:
Historical income before taxes		$12,621	$8,680	$4,891	$8,937
Pro forma income taxes		4,577	3,231	1,826	3,324

Pro forma net income		$8,044	$5,449	$3,065	$5,613

Pro forma net income per share – basic		$0.80	$0.59	$0.33	$0.60

Pro forma net income per share – diluted		$0.80	$0.59	$0.33	$0.60

	As of December 31,
	2003	2002	2001	2000	1999
	(in thousands)
BALANCE SHEET DATA
Cash and cash equivalents	$9,473	$6,352	$2,019	$1,033	$980
Working capital	19,610	14,812	5,667	4,658	6,735
Total assets	31,204	28,909	17,251	14,515	14,374
Total current liabilities	5,452	8,430	6,551	5,810	4,421
Note payable	—	—	664	749	889
Total stockholders’ equity	25,752	20,479	10,036	7,956	9,065

(1)	CPSI operated as an S corporation through May 20, 2002 and, as such, was not subject to federal and certain state income taxes.
(2)	Pro forma information reflects the provision for income taxes that would have been recorded had CPSI been a C corporation during all of the periods presented.

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

Our system currently is installed and operating in over 490 hospitals in 45 states and the District of Columbia. Our customers historically have consisted of community hospitals with 100 or fewer acute care beds. However, we also serve and are targeting for growth the market consisting of hospitals with 100 to 300 acute care beds.

Overview

We have achieved a compounded annual growth rate in revenues of approximately 20.0% over the past five years. We did not achieve this growth rate in 2003, which we believe is the result of factors that affected our industry. 2003 was a notably difficult year financially for community hospitals for several reasons, including a weak Medicare and Medicaid reimbursement environment, high salary costs due to a nationwide shortage of clinical professionals such as nurses and pharmacists, and lower than anticipated patient admissions. The difficult year for our target market led to a challenging year for CPSI. Many hospitals delayed making significant information technology purchases due to lack of available capital. Although we added a record 48 new hospital clients in 2003 (ordinarily a positive performance indicator), most hospitals approved purchases for the minimum amount of software needed to begin the installation of an integrated system. These smaller purchases caused the size of our average installation contract (another key performance indicator for our business) to decrease from approximately $650,000 in 2002 to approximately $500,000 in 2003.

Despite this challenging environment, we had another successful year financially. Our gross revenues increased ten percent over 2002, while our bottom line remained constant. Cash flow from operations and total cash collections reached record highs, eclipsing net income and gross revenues, respectively, for the year. We continue to believe that our strong cash performance reflects both the quality of our customer service and our conservative revenue recognition practices. Also, our

“win rate” in competing against other companies for sales to new hospitals continued to be very strong in 2003, exceeding the rate we achieved in 2002. This is a key performance indicator that we look at in assessing the strength of our business from a competitive standpoint, and our results in 2003 strongly support the confidence we have in our business and the quality of the products and services we offer.

As a result of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, community hospitals are looking forward to substantially improved Medicare reimbursement beginning in 2004. In the past, Medicare’s payment formula has created a disproportionate burden on smaller, community-based hospitals, which also typically depend on Medicare for a greater share of their payer mix than larger, urban facilities. The new medicare legislation rectifies some of this imbalance, raising Medicare reimbursements to rural hospitals by an estimated $25 billion over the next ten years. We believe that once community hospitals begin to feel the financial effects of this legislation, we will be in a good position to continue to grow our business.

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

Costs of Sales

System Sales. The principal costs associated with the design, development, sale and installation of our systems are employee salaries, benefits, travel expenses and certain other overhead expenses. For the sale of equipment we incur costs to acquire these products from the respective distributors or manufacturers, as the case may be. Costs are deferred and recognized as an expense at the time the related revenues are recognized on a completed contract basis. However, at December 31, 2003, 2002 and 2001, no system sales related costs were deferred as all contracts were deemed to be substantially complete, or such amounts were not considered to be material.

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

Outsourcing. The principal cost related to our statement outsourcing is postage. The principal costs related to our electronic billing outsourcing are employee related expenses, such as salaries and benefits, and long distance telecommunication fees. Supplies and forms are additional significant costs associated with our outsourcing services. Costs are expensed as incurred and are not deferred.

Results of Operations

The following table sets forth certain items included in our results of operations for each of the three years in the period ended December 31, 2003, expressed as a percentage of our total revenues for these periods:

	Year ended December 31,
	2003		2002		2001
	Amount	% Sales	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
System sales	$39,708	48.9%	$38,309	51.9%	$30,350	50.8%
Support and maintenance	34,567	42.5	30,246	41.0	25,823	43.3
Outsourcing	7,028	8.6	5,189	7.1	3,493	5.9

Total sales revenues	81,303	100.0	73,744	100.0	59,666	100.0

Costs of sales:
System sales	28,045	34.5	25,838	35.0	22,499	37.7
Support and maintenance	16,101	19.8	13,905	18.9	11,634	19.5
Outsourcing	4,259	5.2	3,182	4.3	2,109	3.5

Total costs of sales	48,405	59.5	42,925	58.2	36,242	60.7

Gross profit	32,898	40.5	30,819	41.8	23,424	39.3

Operating expenses:
Sales and marketing	6,125	7.5	5,933	8.0	5,105	8.6
General and administrative	14,227	17.5	12,817	17.4	9,843	16.5

Total operating expenses	20,352	25.0	18,750	25.4	14,948	25.1

Operating income	12,546	15.5	12,069	16.4	8,476	14.2

Other income (expense):
Interest income	216	0.3	214	0.3	126	0.2
Miscellaneous income	122	0.1	362	0.5	154	0.2
Interest expense	—	0.0	(24)	0.0	(76)	-0.1

Total other income	338	0.4	552	0.8	204	0.3

Income before taxes	12,884	15.9	12,621	17.2	8,680	14.5

Income taxes	5,018	6.2	1,971	2.7	—	—

Net income	$7,866	9.7%	$10,650	14.5%	$8,680	14.5%

2003 Compared to 2002

Revenues. Total revenues increased by 10.2% or $7.6 million to $81.3 million for 2003 from $73.7 million for 2002.

System sales revenues increased by 3.7% or $1.4 million to $39.7 million in 2003 from $38.3 million in 2002. The increase in system sales revenues was attributable to an increase in the number of new customer installations and an increase in the purchase of additional products by existing customers. No costs relating to system sales were deferred under our completed contract method of accounting at December 31, 2003 or 2002 as all contracts were deemed to be substantially complete.

Our 3.7% growth rate in system sales is less than the 23.6% growth rate we achieved from 2001 to 2002. We experienced slowed growth in system sales revenues during 2003 because of adverse financial conditions affecting community hospitals, including a weak Medicare and Medicaid reimbursement environment, high salary costs due to a nationwide shortage of clinical professionals such as nurses and pharmacists, and lower than anticipated patient admissions. Many hospitals delayed making significant information technology purchases due to lack of available capital. Although we added a record 48 new hospital clients in 2003, most hospitals approved purchases for the minimum amount of software needed to begin the installation of an integrated system. These smaller purchases caused the size of our average installation contract to decrease from approximately $650,000 in 2002 to approximately $500,000 in 2003.

Support and maintenance revenues increased by 14.3% or $4.3 million to $34.6 million in 2003 from $30.2 million in 2002. The increase in support and maintenance revenues was attributable to an increase in recurring revenues as a result of a larger customer base. We had 490 customers at December 31, 2003, compared to 444 at December 31, 2002. ASP services revenues increased by 21.4% or $0.4 million and ISP services revenues increased by 20.8% or $0.1 million.

Outsourcing revenues increased by 35.4% or $1.8 million to $7.0 million in 2003 from $5.2 million in 2002. We experienced an increase in outsourcing revenues as a result of continued growth in customer demand for electronic billing and statement outsourcing services. Statement outsourcing revenues increased 17.5% and electronic billing revenues increased 36.4%. We were providing business outsourcing services to four customers at December 31, 2003.

Costs of Sales. Total costs of sales increased by 12.8% or $5.5 million to $48.4 million in 2003 from $42.9 million in 2002. As a percentage of revenues, cost of sales increased to 59.5% for 2003 from 58.2% for 2002.

Cost of system sales increased by 8.5% or $2.2 million to $28.0 million for 2003 from $25.8 million for 2002. This increase was caused primarily by an increase in travel expenses of $0.6 million as a result of a combination of factors including an increase in the sale of add-on clinical programs requiring larger installation teams and installations in geographic locations with higher travel costs. Additionally, payroll related expenses increased $1.0 million as a result of increased average employee headcount needed to support increasing sales volume. Cost of equipment also increased by $0.2 million as a direct result of our increase in system sales. Cost of software increased by $0.4 million as compared to 2002 because of a settlement payment from a software vendor in 2002 that caused the software costs that year to be unusually low. The gross margin on system sales decreased to 29.4% for 2003 from 32.6% for 2002.

Cost of support and maintenance increased by 15.8% or $2.2 million to $16.1 million for 2003 from $13.9 million for 2002. This increase was caused primarily by an increase in payroll related expenses of $1.9 million as a result of increased average employee headcount needed to support our increasing customer base. Also, telecommunication expenses increased $0.1 million due to increased utilization of our ISP services. The gross margin on support and maintenance revenues decreased to 53.4% for 2003 from 54.0% for 2002. The decrease in the gross margin was primarily due to the addition of customer support personnel.

Our costs associated with outsourcing services increased 33.8% or $1.1 million to $4.3 million in 2003 from $3.2 million in 2002. Salary expense increased $0.5 million due to the full-year expense of additional employees hired during 2002 to support our business office outsourcing services. Postage costs increased $0.5 million as a result of a postal rate increase and an increase in transaction volumes of our statement outsourcing services.

Sales and Marketing Expenses. Sales and marketing expenses increased 3.2% or $0.2 million to $6.1 million in 2003 from $5.9 million in 2002. The increase was attributable to increased salary expense of $0.2 million that resulted from the addition of sales personnel.

General and Administrative Expenses. General and administrative expenses increased by 11.0% or $1.4 million to $14.2 million for 2003 from $12.8 million for 2002. The increase was due primarily to an increase in employee group health insurance of $0.5 million and salary increases of $0.3 million. Additional expense increases, which resulted from our continued growth, were $0.3 million for depreciation, $0.1 million for telecommunications, and $0.2 million for facilities rent. The increases were offset by a decrease of $0.6 million in bad debt expense. We have also experienced increased expenses of $0.3 million in professional fees, investor relations and directors’ fees.

As a result of the foregoing factors, income before taxes increased by 2.1% or $0.3 million to $12.9 million for 2003 from $12.6 million for 2002. This growth rate in income before taxes is less than the growth rate we achieved from 2001 to 2002, primarily because of the slower growth in system sales revenues described above.

2002 Compared to 2001

Revenues. Total revenues increased by 23.6% or $14.0 million to $73.7 million for 2002 from $59.7 million for 2001.

System sales revenues increased by 26.2% or $7.9 million to $38.3 million in 2002 from $30.4 million in 2001. The increase in system sales revenue was attributable to an increase in the number and size of new customer installations. No costs relating to system sales were deferred under our completed contract method of accounting at December 31, 2002 or 2001 as all contracts were deemed to be substantially complete.

Support and maintenance revenues increased by 17.1% or $4.4 million to $30.2 million in 2002 from $25.8 million in 2001. The increase in support and maintenance revenues was attributable to an increase in recurring revenues as a result of a larger customer base, as well as an increase in ASP and ISP services volume.

Outsourcing revenues increased by 48.6% or $1.7 million to $5.2 million in 2002 from $3.5 million in 2001. We experienced an increase in outsourcing revenues as a result of continued growth in customer demand for electronic billing and statement outsourcing services. We initiated business office outsourcing services during the first quarter of 2002 and were providing services to four customers at December 31, 2002.

Costs of Sales. Total costs of sales increased by 18.4% or $6.7 million to $42.9 million in 2002 from $36.2 million in 2001. As a percentage of revenues, cost of sales decreased from 60.7% for 2001 to 58.2% for 2002.

Cost of system sales increased by 14.7% or $3.3 million to $25.8 million for 2002 from $22.5 million for 2001. This increase was caused primarily by an increase in travel expenses of $0.8 million as a direct result of larger system installations requiring larger installation teams. Additionally, payroll related expenses increased $1.4 million as a result of increased employee headcount needed to support increasing sales volume. Cost of equipment also increased by $1.1 million as a direct result of our increase in system sales. The gross margin on system sales increased to 32.6% for 2002 from 25.9% for 2001. The increase in gross margin was due to an increase in the average size of systems installed in 2002 over 2001.

Cost of support and maintenance increased by 19.8% or $2.3 million to $13.9 million for 2002 from $11.6 million for 2001. This increase was caused primarily by an increase in payroll related expenses of $2.0 million as a result of increased employee headcount needed to support our increasing customer base. Also, telecommunication expenses increased $0.3 million due to increased utilization of our ISP services. The gross margin on support and maintenance revenues decreased to 54.0% for 2002 from 54.9% for 2001. The decrease in the gross margin was primarily due to the addition of customer support personnel necessary for the planned expansion of our customer base.

Our costs associated with outsourcing services increased 52.3% or $1.1 million to $3.2 million in 2002 from $2.1 million in 2001. Salary expense increased $0.5 million due to the hiring of additional employees to support our business office outsourcing services. Postage cost increased $0.5 million and cost of forms increased $0.1 million as a result of an increase in transaction volumes of our statement outsourcing services.

Sales and Marketing Expenses. Sales and marketing expenses increased 15.7% or $0.8 million to $5.9 million in 2002 from $5.1 million in 2001. The increase was attributable to increased commission expense of $0.8 million that resulted from increased sales volumes.

General and Administrative Expenses. General and administrative expenses increased by 30.2% or $3.0 million to $12.8 million for 2002 from $9.8 million for 2001. The increase was due primarily to increases in employee related expenses of $1.1 million as a result of an increase in employees to 650 at December 31, 2002 from 548 at December 31, 2001. Additional expense increases, which resulted from our continued growth, were $0.2 million for depreciation, $0.2 million for telecommunications, $0.2 million for facilities rent and $0.6 million related to bad debts. We have also experienced increased expenses of $0.7 million in professional fees, investor relations and directors’ fees, which resulted from becoming a public company.

As a result of the foregoing factors, income before taxes increased by 44.8% or $3.9 million to $12.6 million for 2002 from $8.7 million for 2001.

Liquidity and Capital Resources

As of March 10, 2004, we had $9.3 million in cash and cash equivalents. This cash reserve plus cash generated from our normal operating activities should be adequate to fund our business for the foreseeable future. Our principal source of liquidity has been cash provided by operating activities. Cash provided by operating activities has been used primarily to fund the growth in our business and, prior to our IPO, to pay S corporation distributions to our stockholders. We paid cash distributions to our pre-IPO stockholders in the aggregate amounts of $0.3 million, $16.9 million and $6.6 million in 2003, 2002 and

2001, respectively. Because of our strong cash position, our board of directors decided to begin paying a quarterly dividend in 2003, and we declared and paid dividends in the aggregate amount of $2.7 million. We believe that paying dividends is an effective way of providing an investment return to our stockholders and a beneficial use of our cash.

Net cash provided by operating activities totaled $8.0 million, $7.0 million and $9.0 million for 2003, 2002 and 2001, respectively. The decrease in cash provided by operating activities from 2001 to 2002 was primarily related to an increase in accounts receivable. In 2003, we experienced significant improvement in our cash collections, which produced a meaningful increase in our cash from operating activities. Upon the completion of our IPO, we converted from an S corporation to a C corporation for tax purposes. As a result, some of our cash provided by our operating activities is now required to pay taxes on our income.

Net cash used in investing activities totaled $2.0 million, $1.9 million and $1.3 million for 2003, 2002 and 2001, respectively. In each of those years we used cash for the purchase of property and equipment.

Net cash used in financing activities totaled $2.9 million, $0.7 million and $6.7 million for 2003, 2002 and 2001, respectively. During 2003, we declared and paid dividends in the aggregate amount of $2.7 million. We also made a final cash distribution to our pre-IPO stockholders in the amount of $0.3 million for previously taxed S corporation income. During 2002, we received $16.9 million as net proceeds from our IPO. Prior to the IPO, we made cash distributions to our stockholders in the amount of $2.6 million. From the IPO proceeds, we made additional cash distributions to our pre-IPO stockholders in the amount of $14.3 million for previously taxed S corporation income. We also retired outstanding long-term debt in the amount of $0.7 million. During 2001, we used cash primarily to pay cash distributions to our stockholders.

Our days sales outstanding for the years 2003, 2002 and 2001 were 50.0, 56.8 and 41.7 respectively.

We currently do not have a bank line of credit or other credit facility in place. Because we have no debt, we will not be subject to contractual restrictions or other influences on our operations, such as payment demands and restrictions on the use of operating funds that are typically associated with debt. If we borrow money in the future, we will likely be subject to operating and financial covenants that could limit our ability to operate as profitably as we have in the past. Defaults under applicable loan agreements could result in the demand by lenders for immediate payment of substantial funds and substantial restrictions on expenditures, among other things.

Related Party Transactions

We lease the majority of our corporate headquarters campus from CP Investments, Inc., an Alabama corporation, the stockholders of which are John Morrissey, John Heyer, Bob O’Donnell, Elissa Stillings, Kevin P. Wilkins, Tabitha M. Wilkins Olzinski, Ellen M. Harvey, Michael K. Muscat, Jr. and Susan M. Slaton. All of these individuals are either stockholders of CPSI, or, in the case of Ms. Stillings, the spouse of a stockholder. In 2003, we paid total lease payments in the amount of $1,284,978 to CP Investments, Inc. Under these lease agreements, we make annual lease payments in the amount of $1,325,275, subject to adjustment as set forth in the agreements. The annual rent payable under these leases has been determined by an independent, third-party appraisal firm. The parties may agree, from time to time, to make adjustments in the annual rent payable under these leases based on subsequent third-party appraisals.

We lease the remainder of our headquarters facilities, which is comprised of one building that houses our dedicated research and development staff, from DJK, LLC, a limited liability company owned by Dennis Wilkins. In 2003, we paid total lease payments in the amount of $39,747 to DJK, LLC. The annual rent payable under this lease has been determined by an independent, third-party appraisal firm.

Contractual Obligations

Our related party real estate leases are our only material contractual obligations requiring recurring payments in the future. Our payments under these leases subsequent to December 31, 2003 will be as follows:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$11,431,525	$1,365,275	$2,730,550	$2,730,550	$4,605,150

Off-Balance Sheet Arrangements

We are not currently a party to any material “off-balance sheet arrangement” as defined in Item 303 of Regulation S-K.

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

Backlog

Backlog consists of revenues we reasonably expect to recognize over the next twelve months under existing contracts. The revenues to be recognized may relate to a combination of one-time fees for system sales, and recurring fees for support, outsourcing, ASP and ISP services. As of December 31, 2003, we had a twelve-month backlog of approximately $15.8 million in connection with non-recurring system purchases and approximately $44.9 million in connection with recurring payments under support, outsourcing, ASP and ISP contracts.

Quantitative and Qualitative Disclosures about Market and Interest Rate Risk

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

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. The adoption of this standard in 2003 did not have any effect on the Company’s financial position, results of operations or cash flows.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of this standard in 2002 did not have any effect on the Company’s financial position, results of operations or cash flows.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 revises the accounting for certain lease termination costs and employee termination benefits, which are generally recognized in connection with restructuring activities. Adoption of this standard in 2003 did not have any effect on the Company’s financial position, results of operations or cash flows.

On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effect’s of an entity’s accounting policy with respect to stock-based compensation. While the Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of Opinion 25. The Company adopted the disclosure requirement of this standard in 2002.

In January 2003, the FASB issued Interpretation 46 (FIN46), Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to transactions entered into prior to February 1, 2003 in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 on July 1, 2003 did not have an impact on our financial statements.

In December 2003, the FASB issued Interpretation 46R (FIN 46R), a revision to FIN 46, Consolidation of Variable Interest Entities. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of FIN 46R. As noted above, CPSI adopted FIN 46 on July 1, 2003 and it did not have an impact on our financial statements. The early adoption of FIN 46R did not have an impact on our financial statements.

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The statement is effective (with certain exceptions) for contracts entered into or modified after June 30, 2003. This statement will not have an impact on our financial statements.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement will not have an impact on our financial statements.

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

There are a limited number of hospitals in our target market. Continued consolidation in the healthcare industry could result in the loss of existing customers, a reduction in our potential customer base and downward pressure on our products’ prices.

There are a finite number of small and midsize hospitals with 300 or fewer acute care beds. Saturation of this market with our products or our competitors’ products could eventually limit our revenues and growth. Furthermore, many healthcare providers have consolidated to create larger healthcare delivery enterprises with greater market power. If this consolidation continues, we could lose existing customers and could experience a decrease in the number of potential purchasers of our products and services. The loss of existing and potential customers due to industry consolidation could cause our revenue growth rate to decline. In addition, larger, consolidated enterprises could have greater bargaining power, which may lead to downward pressure on the prices for our products and services.

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

Variations in our quarterly revenues may adversely affect our operating results. In each fiscal quarter, our expense levels, operating costs and hiring plans are based on projections of future revenues and are relatively fixed. If our actual revenues fall below expectations, our earnings will also likely fail to meet expectations. If we fail to meet the revenue or earnings expectations of securities analysts and investors, then the price of our common stock will likely decrease.

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

Our secondary competitors include McKesson Corporation, Quadramed Corp., Cerner Corporation, and Siemens Corporation. These companies are significantly larger than we are, and they typically sell their products and services to larger hospitals outside of our target market. However, they sometimes compete directly with us. We also face competition from providers of practice management systems, general decision support and database systems and other segment-specific applications, as well as from healthcare technology consultants. Any of these companies as well as other technology or healthcare companies could decide at any time to specifically target hospitals within our target market.

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

The Health Insurance Portability and Accountability Act of 1996, or “HIPAA,” requires, among other things, the Secretary of Health and Human Services, or “HHS,” to adopt national standards to ensure the integrity and confidentiality of health information. HHS’s health data privacy regulations restrict the use and disclosure of personally identifiable health information without the prior informed consent of the patient. In addition, HHS has also issued final regulations establishing national standards for some healthcare-related electronic transactions and uniform code sets to be used in those transactions. Although these regulations were to be effective in October 2003, CMS is currently allowing providers and payers to continue utilizing non-compliant transaction code sets. The length of this grace period has not yet been determined. In February 2003, HHS issued final rules with respect to information security that would require healthcare providers to implement organizational practices to protect the security of electronically maintained or transmitted health-related information, such as the use of electronic signatures and single sign-on access to information. Customers must be in compliance with these new regulations by April 2005. HHS has also provided a final rule for employer identifiers; however no other rules, proposed or final, have yet been issued with respect to unique health identifiers for providers or patients. We cannot predict the potential impact of proposed rules and rules that have not yet been proposed. In addition to HIPAA, other federal and/or state privacy legislation may be enacted at any time.

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

We have included security features in our systems that are intended to protect the privacy and integrity of patient data. Despite the existence of these security features, our system may experience break-ins and similar disruptive problems that could jeopardize the security of information stored in and transmitted through the computer networks of our customers. Because of the sensitivity of medical information, customers could sue us for breaches of security involving our system. Also, actual or perceived security breaches in our system could harm the market perception of our products which could cause us to lose existing and prospective customers.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is contained in Item 7 herein under the heading “Quantitative and Qualitative Disclosures about Market and Interest Rate Risk.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors

Computer Programs and Systems, Inc.

We have audited the accompanying balance sheets of Computer Programs and Systems, Inc. as of December 31, 2003 and 2002, and the related statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Computer Programs and Systems, Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

February 3, 2004

Birmingham, Alabama

COMPUTER PROGRAMS AND SYSTEMS, INC.

Balance Sheets

	December 31, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$9,472,743	$6,352,452
Accounts receivable, net of allowance for doubtful accounts of $904,000 and $768,000, respectively	11,916,414	12,598,511
Financing receivables, current portion	1,112,773	1,341,047
Inventories	1,102,061	1,615,312
Deferred tax assets	973,173	1,006,470
Prepaid income taxes	120,025	—
Prepaid expenses	364,384	327,533

Total current assets	25,061,573	23,241,325

Property and equipment
Land	936,026	936,026
Maintenance equipment	3,172,303	2,679,766
Computer equipment	4,320,011	3,486,030
Office furniture and equipment	1,391,110	1,023,771
Automobiles	89,934	89,934

	9,909,384	8,215,527
Less accumulated depreciation	(4,561,080)	(3,388,704)

Net property and equipment	5,348,304	4,826,823
Financing receivables	793,870	840,603

Total assets	$31,203,747	$28,908,751

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,126,334	$2,093,812
Deferred revenue	1,633,887	2,347,816
Sales, income and use taxes payable	38,697	1,258,553
Accrued vacation	1,561,577	1,317,247
Other accrued liabilities	1,091,279	1,218,741
Income taxes payable	—	193,546

Total current liabilities	5,451,774	8,429,715

Stockholders’ equity:
Common stock, $0.001 par value; 30,000,000 shares authorized; 10,489,849 and 10,488,000 shares issued and outstanding	10,490	10,488
Additional paid-in capital	17,289,910	17,259,403
Deferred compensation	(174,385)	(225,423)
Retained earnings	8,625,958	3,434,568

Total stockholders’ equity	25,751,973	20,479,036

Total liabilities and stockholders’ equity	$31,203,747	$28,908,751

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Statements of Income

	Year ended December 31,
	2003	2002	2001
Sales revenues:
System sales	$39,707,684	$38,309,227	$30,350,201
Support and maintenance	34,567,017	30,246,030	25,822,575
Outsourcing	7,028,159	5,188,963	3,493,629

Total sales revenues	81,302,860	73,744,220	59,666,405

Costs of sales:
System sales	28,045,002	25,837,901	22,498,667
Support and maintenance	16,100,525	13,905,072	11,634,448
Outsourcing	4,258,778	3,182,430	2,108,672

Total costs of sales	48,404,305	42,925,403	36,241,787

Gross profit	32,898,555	30,818,817	23,424,618

Operating expenses:
Sales and marketing	6,125,437	5,933,472	5,104,906
General and administrative	14,227,439	12,816,785	9,843,543

Total operating expenses	20,352,876	18,750,257	14,948,449

Operating income	12,545,679	12,068,560	8,476,169

Other income (expense):
Interest income	216,001	214,044	125,881
Miscellaneous income	121,797	361,682	153,892
Interest expense	—	(23,677)	(75,742)

Total other income	337,798	552,049	204,031

Income before taxes	12,883,477	12,620,609	8,680,200

Income taxes	5,017,647	1,970,816	—

Net income	$7,865,830	$10,649,793	$8,680,200

Net income per share - basic	$0.75	$1.06	$0.93

Net income per share - diluted	$0.75	$1.06	$0.93

Weighted average shares outstanding
Basic	10,488,406	10,024,438	9,288,000
Diluted	10,536,929	10,061,765	9,288,000

Unaudited pro forma income data:
Historical income before provision for income taxes		$12,620,609	$8,680,200
Pro forma income taxes		4,576,654	3,231,501

Pro forma net income		$8,043,955	$5,448,699

Pro forma net income per share – basic		$0.80	$0.59

Pro forma net income per share – diluted		$0.80	$0.59

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Statements of Stockholders’ Equity

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2000	9,288,000	$9,288	$109,811	$—	$7,837,083	$7,956,182

Net income	—	—	—	—	8,680,200	8,680,200
Distributions to S corporation shareholders	—	—	—	—	(6,600,000)	(6,600,000)

Balance at December 31, 2001	9,288,000	9,288	109,811	—	9,917,283	10,036,382

Net income	—	—	—	—	10,649,793	10,649,793
Issuance of common stock	1,200,000	1,200	16,894,396	—	—	16,895,596
Deferred compensation	—	—	255,196	(255,196)	—	—
Amortization of deferred compensation	—	—	—	29,773	—	29,773
Distributions to S corporation shareholders	—	—	—	—	(17,132,508)	(17,132,508)

Balance at December 31, 2002	10,488,000	10,488	17,259,403	(225,423)	3,434,568	20,479,036

Net income	—	—	—	—	7,865,830	7,865,830
Issuance of common stock	1,849	2	30,507	—	—	30,509
Dividends	—	—	—	—	(2,674,440)	(2,674,440)
Amortization of deferred compensation	—	—	—	51,038	—	51,038

Balance at December 31, 2003	10,489,849	$10,490	$17,289,910	$(174,385)	$8,625,958	$25,751,973

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Statements of Cash Flows

	Year ended December 31,
	2003	2002	2001
Operating Activities
Net income	$7,865,830	$10,649,793	$8,680,200
Adjustments to net income:
Provision for bad debt	256,790	818,327	225,236
Deferred taxes	33,297	(1,006,470)	—
Deferred compensation	51,038	29,773	—
Depreciation	1,461,039	1,128,454	954,543
Changes in operating assets and liabilities:
Accounts receivable	425,307	(5,309,371)	(580,347)
Financing receivables	275,007	(413,430)	(1,129,187)
Inventories	513,251	(488,959)	3,839
Prepaid expenses	(36,851)	(131,257)	96,641
Accounts payable	(967,478)	1,060,463	(207,049)
Deferred revenue	(713,929)	746,686	186,926
Sales, income and use taxes payable	(1,219,856)	(621,386)	486,335
Other liabilities	366,868	335,199	269,865
Income taxes payable	(313,571)	193,546	—

Net cash provided by operating activities	7,996,742	6,991,368	8,987,002

Investing Activities
Purchases of property and equipment	(1,982,520)	(1,920,750)	(1,321,948)

Net cash used in investing activities	(1,982,520)	(1,920,750)	(1,321,948)

Financing Activities
Proceeds from issuance of common stock, net of expenses	30,509	16,895,596	—
Principal payments on note payable	—	(749,897)	(79,559)
Dividends paid	(2,674,440)	—	—
Distributions to S corporation shareholders	(250,000)	(16,882,508)	(6,600,000)

Net cash used in financing activities	(2,893,931)	(736,809)	(6,679,559)

Increase in cash and cash equivalents	3,120,291	4,333,809	985,495

Cash and cash equivalents at beginning of year	6,352,452	2,018,643	1,033,148

Cash and cash equivalents at end of year	$9,472,743	$6,352,452	$2,018,643

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$23,677	$75,742
Cash paid for income taxes	5,331,218	2,783,740	—

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003

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

The Company does not record revenue upon execution of a sales contract. Each customer initially remits a non-refundable 10% deposit that is recorded as deferred revenue. The customer then pays 40% of the purchase price when the Company commences training on-site at the customer’s facility. When the system becomes operational, the Company bills the remaining 50% of the system purchase price and recognizes revenue for the total amount of the purchase price. Costs relating to system sales revenues are deferred and recognized at the time the related revenues are recognized; however, at December 31, 2003 and 2002, no system sales-related costs were deferred as all contracts were deemed to be substantially complete, or such amounts were not considered to be material. Revenues derived from installation of additional software applications are generally recognized upon installation. Revenues from the sale of hardware are recognized upon the shipment of the product to the customer.

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

As part of system sales, the Company also provides services to some customers as an application service provider (ASP) for a monthly fee. In addition, the Company offers Internet services (ISP) to customers for a monthly fee. Revenues from ASP and ISP services are recognized in the month when these services are performed.

Outsourcing services are sold pursuant to one-year customer agreements, with automatic one-year renewals. Revenues from outsourcing services are recognized when services are performed.

Stock Based Compensation

During 2002, the Company adopted the 2002 Stock Option Plan, and in accordance with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow APB No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for employee stock options. Under APB No. 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense was reflected in net income for the year ended December 31, 2003 or 2002. Had the Company accounted for its stock-based compensation plan based on the fair value of awards at grant date, consistent with the methodology of SFAS No. 123, the Company’s reported net income and income per share for the years ended December 31, 2003 and 2002 would have been impacted as indicated below. There were no employee stock options granted during the year ended December 31, 2003. The effects of applying SFAS No. 123 on a pro forma basis for the year ended December 31, 2003, are not likely to be representative of the effects on reported pro forma net income for future years as options vest over several years and it is anticipated that additional grants will be made in future years.

	December 31,
	2003	2002
Net income as reported	$7,865,830	$10,649,793
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards	(192,168)	(117,436)

Pro forma net income	$7,673,662	$10,532,357

Diluted income per share as reported	$0.75	$1.06

Pro forma diluted income per share	$0.73	$1.05

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs totaled approximately $1,143,000, $1,104,000 and $888,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Software Development Costs

According to Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, all costs incurred to establish the technological feasibility of a computer software product to be sold, leased or otherwise marketed are research and development costs and are charged to expense during the period when the costs are incurred. Costs incurred subsequent to establishing technological feasibility are capitalized. Capitalization of computer software costs ceases when the product is available for general release to customers. The Company has determined that costs to be capitalized based on SFAS No. 86 are not material. Software and development costs of approximately $189,000, $104,000 and $168,000 were charged to expense during the years ended December 31, 2003, 2002 and 2001, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising expense was approximately $307,000, $373,000 and $377,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred. Shipping and handling costs totaled approximately $764,000, $664,000 and $377,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Impact of Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. The adoption of this standard in 2003 did not have any effect on the Company’s financial position, results of operations or cash flows.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of this standard in 2002 did not have any effect on the Company’s financial position, results of operations or cash flows.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 revises the accounting for certain lease termination costs and employee termination benefits, which are generally recognized in connection with restructuring activities. Adoption of this standard in 2003 did not have any effect on the Company’s financial position, results of operations or cash flows.

On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effect’s of an entity’s accounting policy with respect to stock-based compensation. While the Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of Opinion 25. The Company adopted the disclosure requirement of this standard in 2002.

In January 2003, the FASB issued Interpretation 46 (FIN46), Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to transactions entered into prior to February 1, 2003 in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 on July 1, 2003 did not have an impact on our financial statements.

In December 2003, the FASB issued Interpretation 46R (FIN 46R), a revision to FIN 46, Consolidation of Variable Interest Entities. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of FIN 46R. As noted above, CPSI adopted FIN 46 on July 1, 2003 and it did not have an impact on our financial statements. The early adoption of FIN46R did not have an impact on our financial statements.

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The statement is effective (with certain exceptions) for contracts entered into or modified after June 30, 2003. This statement will not have an impact on our financial statements.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement will not have an impact on our financial statements.

4. NET INCOME PER SHARE

Pro forma net income per share consists of the Company’s historical net income as an S corporation, adjusted for additional income taxes that would have been recorded had the Company operated as a C corporation for the entire period presented. The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. The difference between basic and diluted EPS is solely attributable to stock options. The Company uses the treasury stock method to calculate the impact of outstanding stock options. For the years ended December 31, 2003 and 2002, these dilutive shares were 48,523 and 37,327, respectively. Since the Company’s first award under its’ stock compensation plan was in 2002, there were no dilutive shares for the year ended December 31, 2001.

5. INCOME TAXES

The financial statements of the Company do not include a provision for income taxes through May 20, 2002 because the taxable income of the Company was included in the income tax returns of the shareholders under the S corporation election through that date. Upon completion of the IPO, the Company’s S corporation status was terminated, and the Company became subject to federal and state income taxes. Upon revocation of the S corporation election, the Company recorded a $934,000 credit to the deferred tax provision. Prior to its termination as an S corporation, the Company declared a distribution of earned, but undistributed, accumulated S corporation earnings through the date the Company became a C corporation. A partial distribution in the amount of $12,750,000 was paid on May 28, 2002. An additional distribution of $1,532,510 was made during the fourth quarter of 2002. During 2003, a final distribution of $250,000, representing the remaining balance due, was paid to pre-IPO stockholders.

The Company provides for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. Deferred tax assets and liabilities are comprised of the following at December 31, 2003 and 2002:

	2003	2002
Deferred tax assets:
Accounts receivable	$328,253	$217,558
Sales, income and use tax receivables	15,149	74,229
Sales, income and use tax interest	—	213,986
Accrued liabilities	696,037	586,358

	1,039,439	1,092,131
Deferred tax liabilities:
Deferred compensation	(66,266)	(85,661)

Net deferred tax assets	$973,173	$1,006,470

Significant components of the income tax provision (benefit) for the year ended December 31, 2003 and 2002 are as follows:

	2003	2002
Current provision:
Federal	$4,339,486	$2,575,944
State	644,864	401,342
Deferred provision:
Federal	29,793	(900,526)
State	3,504	(105,944)

Total income tax provision	$5,017,647	$1,970,816

The difference between income taxes at the U. S. federal statutory income tax rate of 35% and those reported in the statement of income for the years ended December 31, 2003 and 2002 are as follows:

	2003	2002
Income taxes at U. S. Federal statutory rate	$4,509,217	$4,417,213
State income tax, net of federal tax effect	427,923	259,869
Impact of graduated tax rates	(100,000)	(100,000)
S corporation	—	(1,657,622)
Change in tax status	—	(934,262)
Other	180,507	(14,382)

	$5,017,647	$1,970,816

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

A summary of stock option activity under the plan is as follows:

	2003		2002
	Shares	Exercise Price	Shares	Exercise Price
Beginning of year	444,998	$—	—	$—
Granted	—	—	466,133	16.50
Exercised	(1,849)	16.50	—	—
Forfeited	(18,390)	16.50	(21,135)	16.50

End of year	424,759	$16.50	444,998	$16.50

Exercisable	312	$16.50	—	$—

Shares available for future grants under the plan as of December 31, 2003		738,725		720,335

Weighted-average grant date fair value		$5.30		$5.30

Weighted-average remaining contractual life		5.5 years		6.5 years

8. CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with credit-worthy, high-quality financial institutions.

The Company’s customer base is concentrated in the healthcare industry. Customers are located throughout the United States. The Company requires no collateral or other security to support customer receivables. An allowance for doubtful accounts has been established for potential credit losses based on historical collection experience.

9. FAIR VALUES OF FINANCIAL INSTRUMENTS

Cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities are reflected in the accompanying financial statements at cost, which approximates fair value because of the short-term maturity of these instruments. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, at December 31, 2003 and 2002 the fair values of the note payable and financing receivables approximate book value.

10. FINANCING RECEIVABLES

The Company leases its information and patient care systems to certain healthcare providers under sales-type leases expiring in various years through 2007. These receivables typically have terms from 2 to 5 years, bear interest at various rates, and are usually collateralized by a security interest in the underlying assets. Since the Company has a history of successfully collecting all amounts due under the original payment terms of these extended payment arrangements without making any concessions to its customers, the Company satisfies the requirement of SOP 97-2 for revenue recognition. The Company’s history with these types of extended payment term arrangements supports management’s assertion that revenues are fixed and determinable and probable of collection.

The components of these lease receivables were as follows on December 31:

	2003	2002
Total minimum lease payments receivable	$1,690,917	$1,637,908
Less unearned income	(232,867)	(222,649)

Lease receivables	1,458,050	1,415,259
Less current portion	(665,947)	(574,656)

Amounts due after one year	$792,103	$840,603

Future minimum lease payments to be received at December 31, 2003 are as follows:

2004	$751,773
2005	443,896
2006	294,876
2007	132,666
2008	67,706

Total minimum lease payments to be received	1,690,917
Less unearned income	(232,867)

Net leases receivable	$1,458,050

The Company has also sold information and patient care systems to certain healthcare providers under extended payment terms. These receivables, included in current portion of financing receivables, typically have terms from 3 to 12 months and are collateralized by a security interest in the underlying assets. Total amounts receivable under these arrangements at December 31, 2003 and 2002 were $448,595 (of which $1,768 is included as a long-term asset) and $766,391, respectively.

11. BENEFIT PLANS

In January 1994, the Company adopted the Computer Programs & System, Inc. 401(k) Retirement Plan that covers all eligible employees of the Company who have completed one year of service. The plan allows eligible employees to contribute up to 15% of their pre-tax earnings up to the statutory limit prescribed by the Internal Revenue Service. The Company matches the first $1,000 contribution per participant plus a discretionary amount determined by the Company. The Company contributed approximately $935,000, $816,000 and $739,000 to the plan for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company provides certain health and medical benefits to eligible employees, their spouses and dependents pursuant to a benefit plan funded by the Company. Each participating employee contributes to the Company’s costs associated with such benefit plan. The Company’s obligation to fund this benefit plan and pay for these benefits is limited through the Company’s purchase of an insurance policy from a third-party insurer. The amount established as a reserve is intended to recognize the Company’s estimated obligations with respect to its payment of claims and claims incurred but not yet reported under the benefit plan. Management believes that the recorded liability for medical self-insurance at December 31, 2003 and 2002 is adequate to cover the losses and claims incurred, but these reserves are necessarily based on estimates and the amount ultimately paid may be more or less than such estimates.

12. OPERATING LEASES

The Company leases certain real property, all of which is owned by entities that are owned by one or more stockholders of the Company. The lease agreements have terms of ten years and expire on or before June 2013. For the second five years of the leases, the rental may be adjusted with consent of the landlord and the Company. If mutual consent cannot be obtained, the rental for the second five years will remain the same as the first five years. For the years ended December 31, 2003, 2002 and 2001, total rent expense paid to related parties was approximately $1,325,000, $1,112,000 and $958,000, respectively.

The future minimum lease payments payable under operating leases subsequent to December 31, 2003 are as follows:

2004	$1,365,275
2005	1,365,275
2006	1,365,275
2007	1,365,275
2008	1,365,275
Thereafter	4,605,150

$11,431,525

13. SUBSEQUENT EVENT

On February 3, 2004, the Company announced a dividend for the first quarter of 2004 in the amount of $0.12 per share.

14. QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a summary of our results of operations for our eight most recent quarters ended December 31, 2003. The information for each of these quarters is unaudited and has been prepared on a basis consistent with the audited financial statements. This information includes all adjustments, consisting only of normal recurring adjustments, we consider necessary for fair presentation of this information when read in conjunction with the audited financial statements and related notes. Pro forma net income and pro forma net income per share data included in this table has been adjusted to include pro forma corporate income tax provisions as if we had been a C corporation during all of the quarterly periods. Our operating results have varied on a quarterly basis and may fluctuate significantly in the future.

	1st Quarter	2nd Quarter(1)	3rd Quarter	4th Quarter
	(in thousands except for share and per share data)
Year Ended December 31, 2003
Sales revenues	$20,075	$19,908	$19,591	$21,729
Gross profit	8,037	8,320	7,319	9,223
Operating income	3,224	3,308	2,278	3,735
Net income	2,071	2,112	1,461	2,222
Net income per share
Basic	0.20	0.20	0.14	0.21
Diluted	0.20	0.20	0.14	0.21
Weighted average shares outstanding
Basic	10,488,000	10,488,000	10,488,000	10,488,181
Diluted	10,569,223	10,543,577	10,524,832	10,510,879

Year Ended December 31, 2002
Sales revenues	$16,921	$17,511	$18,897	$20,416
Gross profit	7,019	7,199	7,905	8,696
Operating income	2,799	2,763	3,041	3,466
Net income	2,872	3,316	2,077	2,385
Net income per share
Basic	0.31	0.34	0.20	0.23
Diluted	0.31	0.34	0.20	0.23
Pro forma net income	1,790	1,792	2,077	2,385
Pro forma net income per share
Basic	0.19	0.18	0.20	0.23
Diluted	0.19	0.18	0.20	0.23
Weighted average shares outstanding
Basic	9,288,000	9,815,473	10,488,000	10,488,000
Diluted	9,288,000	9,829,027	10,589,226	10,563,331

(1)	The 2nd Quarter 2002 information was restated to record a $934,000 tax benefit arising from the Company’s change in tax status that occurred on May 21, 2002, the date of the IPO.

SCHEDULE II

COMPUTER PROGRAMS AND SYSTEMS, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description		Balance at beginning of period	(1) Additions charged to cost and expenses	(2) Deductions	Balance at end of period
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet	2001	$479,000	$225,000	$172,000	$532,000
	2002	532,000	818,000	582,000	768,000
	2003	768,000	257,000	121,000	904,000

(1)	Adjustments to allowance for change in estimates.
(2)	Uncollectible accounts written off, net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in our periodic Securities and Exchange Commission filings.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We have adopted a Code of Business Conduct and Ethics applicable to all of our directors, officers (including our Chief Executive Officer and senior financial officers) and employees. We have also adopted a separate code of ethics with additional guidelines and responsibilities applicable to our Chief Executive Officer and senior financial officers, known as the Code of Ethics for CEO and Senior Financial Officers. Copies of the Code of Business Conduct and Ethics and the Code of Ethics for CEO and Senior Financial Officers are filed as exhibits to this Annual Report on Form 10-K.

Other information required by this Item regarding Executive Officers is included in Part I of this Form 10-K under the caption “Executive Officers” in accordance with Instruction 3 of the Instructions to Paragraph (b) of Item 401 of Regulation S-K.

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

The following table summaries the securities that have been authorized for issuance under our 2002 Stock Option Plan, which is described in Note 7 of the Notes to the Financial Statements.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	424,759	$16.50	738,725
Equity compensation plans not approved by stockholders	-0-	N/A	-0-

Total	424,759		738,725

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) and (2) and (d) - Financial Statements and Financial Statement Schedules.

Financial Statements: The Financial Statements and related Financial Statements Schedule of CPSI are included herein in Part II, Item 8.

(b)	Reports on Form 8-K.

On October 22, 2003 a report on Form 8-K was furnished to the SEC pursuant to Item 12 on Form 8-K.

(c)	Exhibits.

The exhibits listed on the Exhibit Index on page 63 of this Form 10-K are filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 12th day of March, 2004.

COMPUTER PROGRAMS AND SYSTEMS, INC.

By:	/s/ David A. Dye

David A. Dye
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ John Morrissey John Morrissey	Chairman of the Board and Director	March 9, 2003

/s/ David A. Dye David A. Dye	President, Chief Executive Officer and Director (principal executive officer)	March 12, 2003

/s/ J. Boyd Douglas J. Boyd Douglas	Executive Vice President, Chief Operating Officer and Director	March 12, 2003

/s/ M. Stephen Walker M. Stephen Walker	Vice President - Finance and Chief Financial Officer	March 12, 2003

/s/ Darrell G. West Darrell G. West	Controller (principal accounting officer)	March 12, 2003

/s/ Dennis P. Wilkins Dennis P. Wilkins	Director	March 9, 2003

/s/ M. Kenny Muscat M. Kenny Muscat	Director	March 11, 2003

/s/ Ernest F. Ladd, III Ernest F. Ladd, III	Director	March 11, 2003

/s/ W. Austin Mulherin, III W. Austin Mulherin, III	Director	March 10, 2003

/s/ William R. Seifert, II William R. Seifert, II	Director	March 9, 2003

Exhibit Index

Exhibit Number	Description

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Bylaws (filed as Exhibit 3.6 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

10.1	Real Property Lease, dated April 1, 2002, between CPSI and CP Investments, Inc. (filed as Exhibit 10.1 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

10.2	Real Property Lease dated April 1, 2002, between CPSI and DJK, LLC (filed as Exhibit 10.2 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

10.3	2002 Stock Option Plan (filed as Exhibit 10.3 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

10.4	Form of Non-Qualified Stock Option Agreement for executive officers (filed as Exhibit 10.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

10.5	Agreement, dated July 1, 1999, between CPSI, AmSouth Bank and certain shareholders and officers of CPSI (filed as Exhibit 10.5 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

10.6	Agreement, dated May 18, 2001, between CPSI, AmSouth Bank and certain shareholders and officers of CPSI (filed as Exhibit 10.6 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

10.7	Release and Termination Agreement, dated April 26, 2002, between CPSI, AmSouth Bank and certain shareholders and officers of CPSI (filed as Exhibit 10.7 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

10.8	Release and Termination Agreement, dated April 26, 2002, between CPSI, AmSouth Bank, Dennis P. Wilkins and certain officers of CPSI (filed as Exhibit 10.8 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

10.9	Form of Indemnity Agreement entered into by CPSI and each of its non-employee directors (filed as Exhibit 10.1 to CPSI’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 and incorporated herein by reference)

10.10	Real Property Lease, dated October 1, 2002, between CPSI and CP Investments, Inc. (filed as Exhibit 10.10 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2002 and incorporated herein by reference)

10.11	Real Property Lease, dated November 1, 2002, between CPSI and CP Investments, Inc. (filed as Exhibit 10.11 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2002 and incorporated herein by reference)

10.12	Real Property Lease, dated June 16, 2003, between CPSI and CP Investments, Inc.

14.1	Code of Business Conduct and Ethics

14.2	Code of Ethics for CEO and Senior Financial Officers

23.1	Consent of Ernst & Young LLP, Independent Auditors

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002