Form 10-Q
period 2004-03-31
COMPUTER PROGRAMS & SYSTEMS INC
filed 2004-04-23
CIK 1169445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of April 22, 2004, there were 10,489,849 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Form 10-Q

(For the period ended March 31, 2004)

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED BALANCE SHEETS (Unaudited)

	March 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$11,181,075	$9,472,743
Accounts receivable, net of allowance for doubtful accounts of $914,000 and $904,000, respectively	9,667,651	11,916,414
Financing receivables, current portion	1,589,157	1,112,773
Inventories	1,091,213	1,102,061
Deferred tax assets	993,834	973,173
Prepaid income taxes	—	120,025
Prepaid expenses	168,898	364,384

Total current assets	24,691,828	25,061,573

Property and equipment
Land	936,026	936,026
Maintenance equipment	3,357,427	3,172,303
Computer equipment	4,504,447	4,320,011
Office furniture and equipment	1,402,149	1,391,110
Automobiles	89,934	89,934

	10,289,983	9,909,384
Less accumulated depreciation	(4,965,413)	(4,561,080)

Net property and equipment	5,324,570	5,348,304
Financing receivables	794,502	793,870

Total assets	$30,810,900	$31,203,747

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,459,255	$1,126,334
Deferred revenue	1,438,481	1,633,887
Accrued vacation	1,592,911	1,561,577
Other accrued liabilities	745,607	1,129,976
Income taxes payable	313,780	—

Total current liabilities	5,550,034	5,451,774

Stockholders’ equity:
Common stock, par value $0.001 per share; 30,000,000 shares authorized; 10,489,849 issued and outstanding	10,490	10,490
Additional paid-in capital	17,289,910	17,289,910
Deferred compensation	(161,624)	(174,385)
Retained earnings	8,122,090	8,625,958

Total stockholders’ equity	25,260,866	25,751,973

Total liabilities and stockholders’ equity	$30,810,900	$31,203,747

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three months ended March 31,
	2004	2003
Sales revenues:
System sales	$7,103,937	$10,102,604
Support and maintenance	9,254,338	8,298,132
Outsourcing	1,853,935	1,674,188

Total sales revenues	18,212,210	20,074,924

Costs of sales:
System sales	6,433,277	7,132,707
Support and maintenance	4,144,403	3,911,234
Outsourcing	1,138,792	994,307

Total costs of sales	11,716,472	12,038,248

Gross profit	6,495,738	8,036,676

Operating expenses:
Sales and marketing	1,284,335	1,368,212
General and administrative	4,072,526	3,444,196

Total operating expenses	5,356,861	4,812,408

Operating income	1,138,877	3,224,268

Other income (expense):
Interest income	62,068	45,137
Miscellaneous income	9,282	39,880

Total other income	71,350	85,017

Income before taxes	1,210,227	3,309,285
Income taxes	455,312	1,238,048

Net income	$754,915	$2,071,237

Net income per share - basic	$0.07	$0.20

Net income per share - diluted	$0.07	$0.20

Weighted average shares outstanding
Basic	10,489,849	10,488,000
Diluted	10,527,101	10,569,223

Dividends declared per share	$0.12	$—

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended March 31,
	2004	2003
Operating Activities
Net income	$754,915	$2,071,237
Adjustments to net income:
Provision for bad debt	143,500	24,500
Deferred taxes	(20,661)	(41,693)
Deferred compensation	12,761	12,760
Depreciation	404,333	309,000
Changes in operating assets and liabilities:
Accounts receivable	2,105,263	83,544
Financing receivables	(477,016)	334,002
Inventories	10,848	181,226
Prepaid expenses	195,486	127,663
Accounts payable	332,921	(821,346)
Deferred revenue	(195,406)	(797,099)
Other liabilities	(353,035)	(719,318)
Income taxes payable	433,805	815,295

Net cash provided by operating activities	3,347,714	1,579,771

Investing Activities
Purchases of property and equipment	(380,599)	(585,128)

Net cash used in investing activities	(380,599)	(585,128)

Financing Activities
Dividends paid	(1,258,783)	—

Net cash used in financing activities	(1,258,783)	—

Increase in cash and cash equivalents	1,708,332	994,643

Cash and cash equivalents at beginning of period	9,472,743	6,352,452

Cash and cash equivalents at end of period	$11,181,075	$7,347,095

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

Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2003 and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

2. NET INCOME PER SHARE

The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the periods presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. The difference between basic and diluted EPS is solely attributable to stock options. The Company uses the treasury stock method to calculate the impact of outstanding stock options. For the three month period ended March 31, 2004, these dilutive shares were 37,252. For the three month period ended March 31, 2003, these dilutive shares were 81,223.

3. INCOME TAXES

The Company provides for income taxes using the liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. Deferred tax assets and liabilities are comprised of the following:

	March 31, 2004	December 31, 2003
Deferred tax assets:
Accounts receivable	$336,916	$328,253
Sales, income and use tax receivables	10,391	15,149
Accrued liabilities	707,944	696,037

	1,055,251	1,039,439

Deferred tax liabilities:
Deferred compensation	(61,417)	(66,266)

Net deferred tax assets	$993,834	$973,173

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

Significant components of the Company’s income tax provision for the three months ended March 31 are as follows:

	2004	2003
Current provision:
Federal	$411,811	$1,107,230
State	64,162	172,511
Deferred provision:
Federal	(18,486)	(37,304)
State	(2,175)	(4,389)

Total income tax provision	$455,312	$1,238,048

The difference between income taxes at the U. S. federal statutory income tax rate of 34% and those reported in the condensed statements of income for the three months ended March 31 are as follows:

	2004	2003
Income taxes at U. S. Federal statutory rate	$411,477	$1,125,157
State income tax, net of federal tax effect	40,911	110,960
Other	2,924	1,931

	$455,312	$1,238,048

4. STOCK BASED COMPENSATION

During 2002, the Company adopted the 2002 Stock Option Plan, and in accordance with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for employee stock options. Under APB No. 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense was reflected in net income for the three months ended March 31, 2004 or 2003. Had the Company accounted for its stock-based compensation plan based on the fair value of awards at grant date consistent with the methodology of SFAS No. 123, the Company’s reported net income and income per share for the three months ended March 31, 2004 would have been impacted as indicated below. There were no employee stock options granted during the three months ended March 31, 2004. The effects of applying SFAS No. 123 on a pro forma basis for the three months ended March 31, 2004, are not likely to be representative of the effects on reported pro forma net income for future years as options vest over several years and it is anticipated that additional grants will be made in future years.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

	Three months ended March 31,
	2004	2003
Net income as reported	$754,915	$2,071,237
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards	(109,905)	(48,042)

Pro forma net income	$645,010	$2,023,195

Diluted income per share as reported	$0.07	$0.20

Pro forma diluted income per share	$0.06	$0.19

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

The weighted average grant date fair value of options granted to employees under the 2002 Stock Option Plan during 2002 was $5.30. There were no options granted under the plan during the three months ended March 31, 2004.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

A summary of stock option activity under the plan for the quarter ended March 31, 2004 is as follows:

	Shares	Exercise Price
Outstanding on January 1, 2004	424,759	$16.50
Granted	—	—
Exercised	—	—
Forfeited	(6,778)	—

Outstanding on March 31, 2004	417,981	$16.50

Exercisable on March 31, 2004	312	$16.50

Shares available for future grants under the plan as of March 31, 2004		745,503

Weighted-average grant date fair value		$5.30

Weighted-average remaining contractual life		5.25 years

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

Additional information concerning these and other factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.

Overview

We are a healthcare information technology company that designs, develops, markets, installs and supports computerized information technology systems to meet the unique demands of small and midsize hospitals. Our target market includes acute care community hospitals with 300 or fewer beds and small specialty hospitals. We are a single-source vendor providing comprehensive software and hardware products, complemented by data conversion, complete installation and extensive support. Our fully integrated, enterprise-wide system automates the management of clinical and financial data across the primary functional areas of a hospital. In addition, we provide services that enable our customers to outsource certain data-related business processes which we can perform more efficiently. We believe our products and services enhance hospital performance in the critical areas of clinical care, revenue cycle management, cost control and regulatory compliance. From our initial hospital installation in 1981, we have grown to serve more than 490 hospital customers across 45 states and the District of Columbia. In the three months ended March 31, 2004, we generated revenues of $18.2 million from the sale of our products and services.

Results of Operations

Three Months Ended March 31, 2004 Compared with Three Months Ended March 31,2003

Revenues. Total revenues decreased by 9.3% or $1.9 million to $18.2 million for the three months ended March 31, 2004 from $20.1 million for the three months ended March 31, 2003.

System sales revenues decreased by 29.7% or $3.0 million to $7.1 million for the three months ended March 31, 2004 from $10.1 million for the three months ended March 31, 2003. This decrease was primarily due to fewer new system installations. The average installation size also decreased. This decrease also reflects two ASP implementations during the first quarter of 2004, in which revenues are recognized over the life of the contract.

Support and maintenance revenues increased by 11.5% or $1.0 million to $9.3 million for the three months ended March 31, 2004 from $8.3 million for the three months ended March 31, 2003. This increase was attributable to an increase in recurring revenues as a result of a larger customer base and also an increase in the volume of ASP and ISP services.

Outsourcing revenues increased by 10.7% or $0.2 million to $1.9 million for the three months ended March 31, 2004 from $1.7 million for the three months ended March 31, 2003. We experienced an increase in outsourcing revenues as a result of continued growth in customer demand for electronic billing and statement outsourcing services.

Costs of Sales. Total costs of sales decreased by 2.7% or $0.3 million to $11.7 million for the three months ended March 31, 2004 from $12.0 million for the three months ended March 31, 2003. As a percentage of total revenues, costs of sales increased to 64.3% for the three months ended March 31, 2004 from 60.0% for the three months ended March 31, 2003. This increase was attributable to a smaller average installation size which produced a lower profit margin.

Cost of system sales decreased by 9.8% or $0.7 million to $6.4 million for the three months ended March 31, 2004 from $7.1 million for the three months ended March 31, 2003. Cost of equipment decreased $0.9 million as a result of a decrease in equipment sales. Payroll related expenses increased $0.2 million as a result of annual salary increases for our employees. The gross margin on system sales decreased to 9.4% for the three months ended March 31, 2004 from 29.4% for the three months ended March 31, 2003. This decrease was attributable to a smaller average installation size which produced a lower profit margin.

Cost of support and maintenance increased by 6.0% or $0.2 million to $4.1 million for the three months ended March 31, 2004 from $3.9 million for the three months ended March 31, 2003. This increase was caused primarily by an increase of $0.2 million in depreciation expense related to maintenance equipment which was previously included in general and administrative expense. The gross margin on support and maintenance revenues increased to 55.2% for the three months ended March 31, 2004 from 52.9% for the three months ended March 31, 2003.

Our costs associated with outsourcing services increased by 14.5% or $0.1 million to $1.1 million for the three months ended March 31, 2004 from $1.0 million for the three months ended March 31, 2003. Postage cost increased $0.1 million resulting from an increase in transaction volumes of our statement outsourcing services.

Sales and Marketing Expenses. Sales and marketing expenses decreased by 6.1% or $0.1 million to $1.3 million for the three months ended March 31, 2004 from $1.4 million for the three months ended March 31, 2003. The decrease was attributable to decreased commission expense of $0.1 million which resulted from a decrease in system sales revenue.

General and Administrative Expenses. General and administrative expenses increased 18.2% or $0.6 million to $4.0 million for the three months ended March 31, 2004 from $3.4 million for the three months ended March 31, 2003. The increase in expense was related to increased group insurance costs of $0.4 million due to unfavorable claims experience. Additional expense increases were related to bad debts which increased $0.1 million and other insurance which increased $0.1 million.

As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses increased to 29.4% for the three months ended March 31, 2004 from 24.0% for three months ended March 31, 2003.

Net Income. Net income for the three months ended March 31, 2004 decreased by 61.9% or $1.3 million to $0.8 million or $0.07 per share, as compared with net income of $2.1 million or $0.20 per share for the three months ended March 31, 2003. Net income represents 4.1% of revenue for the three months ended March 31, 2004, as compared to 10.3% of revenue for the three months ended March 31, 2003. This decrease in net income is primarily attributable to fewer system installations and a decrease in the average installation size, as described above.

Liquidity and Capital Resources

At March 31, 2004, we had cash and short-term investments of $11.2 million, compared with $7.3 million at March 31, 2003. Net cash provided by operating activities for the three months ended March 31, 2004 was $3.3 million, compared to $1.6 million for the three months ended March 31, 2003. The increase was primarily due to improved collections of accounts receivable.

Net cash used in investing activities totaled $0.4 million for the three months ended March 31, 2004, compared to $0.6 million for the three months ended March 31, 2003. We used cash primarily for the purchase of fixed assets.

Net cash used in financing activities totaled $1.3 million for the three months ended March 31, 2004 as a result of a dividend that we declared and paid during the quarter. We did not use cash in any financing activities for the three months ended March 31, 2003.

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

As of March 31, 2004, the Company had no borrowings and is, therefore, not subject to interest rate risks related to debt instruments.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(a)	None.

(b)	None.

(c)	None.

(d)	None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Bylaws (filed as Exhibit 3.6 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

On February 4, 2004 we furnished a current report on Form 8-K to report Company earnings for the fiscal fourth quarter and year ended December 31, 2003.

On February 20, 2004, we filed a current report on Form 8-K to report the commencement of a Rule 10b5-1 trading plan by M. Stephen Walker, Vice President-Finance and Chief Financial Officer.

On March 9, 2004, we filed a current report on Form 8-K to report the commencement of Rule 10b5-1 trading plans by each of John Morrissey, Chairman of the Board of Directors, and M. Kenny Muscat, a director of CPSI.

On March 29, 2004, we filed a current report on Form 8-K to report the commencement of a Rule 10b5-1 trading plan by Patrick A. Immel, Vice-President- Information Technology Services.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Date: April 23, 2004

	By:	/s/ David A. Dye
David A. Dye
President and Chief Executive Officer

Date: April 23, 2004	By:	/s/ M. Stephen Walker
M. Stephen Walker
Vice President - Finance and Chief Financial Officer

Exhibit Index

No.	Exhibit
3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Bylaws (filed as Exhibit 3.6 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002