Form 10-Q
period 2004-06-30
COMPUTER PROGRAMS & SYSTEMS INC
filed 2004-08-09
CIK 1169445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004.

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

As of August 6, 2004, there were 10,489,849 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Form 10-Q

(For the period ended June 30, 2004)

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED BALANCE SHEETS (Unaudited)

	June 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$10,972,101	$9,472,743
Accounts receivable, net of allowance for doubtful accounts of $1,025,000 and $904,000, respectively	10,552,106	11,916,414
Financing receivables, current portion	987,159	1,112,773
Inventories	1,232,408	1,102,061
Deferred tax assets	1,180,716	973,173
Prepaid income taxes	—	120,025
Prepaid expenses	274,249	364,384

Total current assets	25,198,739	25,061,573

Property and equipment
Land	936,026	936,026
Maintenance equipment	3,520,668	3,172,303
Computer equipment	4,491,570	4,320,011
Office furniture and equipment	1,402,149	1,391,110
Automobiles	89,934	89,934

	10,440,347	9,909,384
Less accumulated depreciation	(5,275,417)	(4,561,080)

Net property and equipment	5,164,930	5,348,304
Financing receivables	1,131,880	793,870

Total assets	$31,495,549	$31,203,747

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,077,877	$1,126,334
Deferred revenue	1,619,740	1,633,887
Accrued vacation	1,650,842	1,561,577
Other accrued liabilities	931,168	1,129,976
Income taxes payable	420,603	—

Total current liabilities	5,700,230	5,451,774

Deferred tax liabilities	328,672	—

Stockholders’ equity:
Common stock, par value $0.001 per share; 30,000,000 shares authorized; 10,489,849 shares issued and outstanding	10,490	10,490
Additional paid-in capital	17,292,079	17,289,910
Deferred compensation	(148,865)	(174,385)
Retained earnings	8,312,943	8,625,958

Total stockholders’ equity	25,466,647	25,751,973

Total liabilities and stockholders’ equity	$31,495,549	$31,203,747

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Sales revenues:
System sales	$7,686,047	$9,637,510	$14,789,984	$19,740,114
Support and maintenance	9,309,425	8,450,918	18,563,762	16,749,051
Outsourcing	2,018,522	1,819,670	3,872,457	3,493,857

Total sales revenues	19,013,994	19,908,098	37,226,203	39,983,022

Costs of sales:
System sales	6,146,094	6,500,953	12,579,371	13,633,660
Support and maintenance	4,113,057	4,017,018	8,257,460	7,928,252
Outsourcing	1,212,724	1,069,938	2,351,516	2,064,246

Total costs of sales	11,471,875	11,587,909	23,188,347	23,626,158

Gross profit	7,542,119	8,320,189	14,037,856	16,356,864

Operating expenses:
Sales and marketing	1,445,136	1,667,651	2,729,471	3,035,863
General and administrative	3,744,071	3,344,263	7,816,597	6,788,459

Total operating expenses	5,189,207	5,011,914	10,546,068	9,824,322

Operating income	2,352,912	3,308,275	3,491,788	6,532,542

Other income (expense):
Interest income	56,170	48,192	118,238	93,329
Miscellaneous income	69,593	17,620	78,875	57,501

Total other income	125,763	65,812	197,113	150,830

Income before taxes	2,478,675	3,374,087	3,688,901	6,683,372

Income taxes	1,029,040	1,262,560	1,484,352	2,500,608

Net income	$1,449,635	$2,111,527	$2,204,549	$4,182,764

Net income per share - basic	$0.14	$0.20	$0.21	$0.40

Net income per share - diluted	$0.14	$0.20	$0.21	$0.40

Weighted average shares outstanding
Basic	10,489,849	10,488,000	10,489,849	10,488,000
Diluted	10,531,893	10,543,577	10,529,497	10,556,319

Dividends declared per share	$0.12	$0.085	$0.24	$0.085

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30,
	2004	2003
Operating Activities
Net income	$2,204,549	$4,182,764
Adjustments to net income:
Provision for bad debt	322,694	34,000
Deferred taxes	121,129	(92,928)
Deferred compensation	25,520	25,520
Depreciation	813,840	618,000
Changes in operating assets and liabilities:
Accounts receivable	1,041,614	1,734,225
Financing receivables	(212,396)	247,500
Inventories	(130,347)	373,895
Prepaid expenses	90,135	(123,512)
Accounts payable	(48,457)	(1,000,246)
Deferred revenue	(14,147)	(728,663)
Other liabilities	(109,543)	(624,271)
Income taxes payable	540,628	(459,804)

Net cash provided by operating activities	4,645,219	4,186,480

Investing Activities
Purchases of property and equipment	(630,466)	(1,038,025)

Net cash used in investing activities	(630,466)	(1,038,025)

Financing Activities
Dividends paid	(2,517,564)	(891,480)
Tax benefit from exercise of stock options	2,169	—
Distributions to stockholders	—	(220,353)

Net cash used in financing activities	(2,515,395)	(1,111,833)

Increase in cash and cash equivalents	1,499,358	2,036,622

Cash and cash equivalents at beginning of period	9,472,743	6,352,452

Cash and cash equivalents at end of period	$10,972,101	$8,389,074

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

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

The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. The difference between basic and diluted EPS is solely attributable to stock options. The Company uses the treasury stock method to calculate the impact of outstanding stock options. For the three and six month periods ended June 30, 2004, these dilutive shares were 42,044 and 39,648, respectively. For the three and six month periods ended June 30, 2003, these dilutive shares were 55,577 and 68,319, respectively.

3.	INCOME TAXES

The Company provides for income taxes using the liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. Deferred tax assets and liabilities are comprised of the following:

	June 30, 2004	December 31, 2003
Deferred tax assets:
Accounts receivable	$389,500	$343,402
Accrued liabilities	847,784	696,037

	1,237,284	1,039,439
Deferred tax liabilities:
Deferred compensation	(56,568)	(66,266)
Depreciation	(328,672)	—

	(385,240)	(66,266)

Net deferred tax assets	$852,044	$973,173

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

Significant components of the Company’s income tax provision for the six months ended June 30 are as follows:

	2004	2003
Current provision:
Federal	$1,163,107	$2,243,924
State	200,116	349,612
Deferred provision:
Federal	108,380	(83,146)
State	12,749	(9,782)

Total income tax provision	$1,484,352	$2,500,608

The difference between income taxes at the U. S. federal statutory income tax rate of 34% and those reported in the condensed statements of income for the six months ended June 30 are as follows:

	2004	2003
Income taxes at U. S. Federal statutory rate	$1,254,226	$2,272,347
State income tax, net of federal tax effect	140,491	224,288
Other	89,635	3,973

	$1,484,352	$2,500,608

4.	STOCK BASED COMPENSATION

During 2002, the Company adopted the 2002 Stock Option Plan, and in accordance with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for employee stock options. Under APB No. 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense was reflected in net income for the six months ended June 30, 2004 or 2003. Had the Company accounted for its stock-based compensation plan based on the fair value of awards at grant date consistent with the methodology of SFAS No. 123, the Company’s reported net income and income per share for the six months ended June 30, 2004 would have been impacted as indicated below. There were no employee stock options granted during the six months ended June 30, 2004. The effects of applying SFAS No. 123 on a pro forma basis for the six months ended June 30, 2004, are not likely to be representative of the effects on reported pro forma net income for future years as options vest over several years and it is anticipated that additional grants will be made in future years.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

	Six months ended June 30,
	2004	2003
Net income as reported	$2,204,549	$4,182,764
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards	(166,257)	(96,084)

Pro forma net income	$2,038,292	$4,086,680

Diluted income per share as reported	$0.21	$0.40

Pro forma diluted income per share	$0.19	$0.39

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

The weighted average grant date fair value of options granted to employees under the 2002 Stock Option Plan during 2002 was $5.30. There were no options granted under the plan during the six months ended June 30, 2004.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

A summary of stock option activity under the plan is as follows:

	Shares	Exercise Price
Outstanding on January 1, 2004	424,759	$16.50
Granted	—	—
Exercised	—	—
Forfeited	(9,611)	—

Outstanding on June 30, 2004	415,148	$16.50

Exercisable on June 30, 2004	312	$16.50

Shares available for future grants under the plan as of June 30, 2004		748,336

Weighted-average grant date fair value		$5.30

Weighted-average remaining contractual life		5.00 years

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

Overview

We are a healthcare information technology company that designs, develops, markets, installs and supports computerized information technology systems to meet the unique demands of small and midsize hospitals. Our target market includes acute care community hospitals with 300 or fewer beds and small specialty hospitals. We are a single-source vendor providing comprehensive software and hardware products, complemented by data conversion, complete installation and extensive support. Our fully integrated, enterprise-wide system automates the management of clinical and financial data across the primary functional areas of a hospital. In addition, we provide services that enable our customers to outsource certain data-related business processes which we can perform more efficiently. We believe our products and services enhance hospital performance in the critical areas of clinical care, revenue cycle management, cost control and regulatory compliance. From our initial hospital installation in 1981, we have grown to serve more than 500 hospital customers across 45 states and the District of Columbia. In the three months ended June 30, 2004, we generated revenues of $19.0 million from the sale of our products and services.

Results of Operations

Three Months Ended June 30, 2004 Compared with Three Months Ended June 30, 2003

Revenues. Total revenues decreased by 4.5% or $0.9 million to $19.0 million for the three months ended June 30, 2004 from $19.9 million for the three months ended June 30, 2003.

System sales revenues decreased by 20.2% or $1.9 million to $7.7 million for the three months ended June 30, 2004 from $9.6 million for the three months ended June 30, 2003. This decrease was primarily due to fewer new system installations. The average contract size also decreased.

Support and maintenance revenues increased by 10.2% or $0.8 million to $9.3 million for the three months ended June 30, 2004 from $8.5 million for the three months ended June 30, 2003. This increase was attributable to an increase in recurring revenues as a result of a larger customer base and also an increase in the volume of ASP and ISP services.

Outsourcing revenues increased by 10.9% or $0.2 million to $2.0 million for the three months ended June 30, 2004 from $1.8 million for the three months ended June 30, 2003. We experienced an increase in outsourcing revenues as a result of growth in customer demand for business office outsourcing, as well as electronic billing and statement outsourcing services.

Costs of Sales. Total costs of sales decreased by 1.0% or $0.1 million to $11.5 million for the three months ended June 30, 2004 from $11.6 million for the three months ended June 30, 2003. As a percentage of total revenues, cost of sales increased to 60.3% for the three months ended June 30, 2004 from 58.3% for the three months ended June 30, 2003. This increase was attributable to a smaller average contract size which produced a lower profit margin.

Cost of system sales decreased by 5.5% or $0.4 million to $6.1 million for the three months ended June 30, 2004 from $6.5 million for the three months ended June 30, 2003. Travel related expenses decreased $0.4 million as a result of fewer new system installations and installation locations which did not require air travel. The gross margin on system sales decreased to 20.0% for the three months ended June 30, 2004 from 32.5% for the three months ended June 30, 2003. This decrease was attributable to a smaller average installation size which produced a lower profit margin.

Cost of support and maintenance increased by 2.4% or $0.1 million to $4.1 million for the three months ended June 30, 2004 from $4.0 million for the three months ended June 30, 2003. This change is attributable to an increase in telecommunication expenses due to increased utilization of our ISP services. The gross margin on support and maintenance revenues increased to 55.8% for the three months ended June 30, 2004 from 52.5% for the three months ended June 30, 2003. The increase in gross margin was due to the increase in our customer base.

Our costs associated with outsourcing services increased by 13.3% or $0.1 million to $1.2 million for the three months ended June 30, 2004 from $1.1 million for the three months ended June 30, 2003. This change is attributable to an increase in postage cost resulting from an increase in transaction volumes of our statement outsourcing services.

Sales and Marketing Expenses. Sales and marketing expenses decreased by 13.3% or $0.2 million to $1.5 million for the three months ended June 30, 2004 from $1.7 million for the three months ended June 30, 2003. The decrease was attributable to decreased salary and commission expense.

General and Administrative Expenses. General and administrative expenses increased 12.0% or $0.4 million to $3.7 million for the three months ended June 30, 2004 from $3.3 million for the three months ended June 30, 2003. The increase in expense was related to increased costs of $0.4 million associated with insurance for existing employees. Additional expense increases of $0.2 million were related to an increase in provision for bad debt, while professional fees decreased $0.2 million.

As a percentage of total revenues, sales and marketing expenses and general and administrative expenses increased to 27.3% for the three months ended June 30, 2004 from 25.2% for the three months ended June 30, 2003.

Net Income. Net income for the three months ended June 30, 2004 decreased by 31.3% or $0.7 million to $1.4 million or $0.14 per diluted share, as compared with net income of $2.1 million or $0.20 per diluted share for the three months ended June 30, 2003. Net income represents 7.6% of revenue for the three months ended June 30, 2004, as compared to 10.6% of revenue for the three months ended June 30, 2003.

Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

Revenues. Total revenues decreased by 6.9% or $2.8 million to $37.2 million for the six months ended June 30, 2004 from $40.0 million for the six months ended June 30, 2003.

System sales revenues decreased by 25.1% or $5.0 million to $14.7 million for the six months ended June 30, 2004 from $19.7 million for the six months ended June 30, 2003. This decrease was primarily due to fewer new system installations. The average contract size also decreased.

Support and maintenance revenues increased by 10.8% or $1.8 million to $18.6 million for the six months ended June 30, 2004 from $16.8 million for the six months ended June 30, 2003. This increase was attributable to an increase in recurring revenues as a result of a larger customer base and also an increase in the volume of ASP and ISP services.

Outsourcing revenues increased by 10.8% or $0.4 million to $3.9 million for the six months ended June 30, 2004 from $3.5 million for the six months ended June 30, 2003. We experienced an increase in outsourcing revenues as a result of growth in customer demand for business office outsourcing, as well as electronic billing and statement outsourcing services.

Costs of Sales. Total costs of sales decreased by 1.9% or $0.4 million to $23.2 million for the six months ended June 30, 2004 from $23.6 million for the six months ended June 30, 2003. As a percentage of total revenues, costs of sales increased to 62.3% for the six months ended June 30, 2004 from 59.1% for the six months ended June 30, 2003.

Cost of system sales decreased by 7.7% or $1.0 million to $12.6 million for the six months ended June 30, 2004 from $13.6 million for the six months ended June 30, 2003. This decrease was caused primarily by a decrease in cost of travel of $0.6 million as a result of fewer new system installations and installations at locations which did not require air travel. Additionally, payroll related expenses increased $0.4 million as a result of annual salary increases for our employees. Equipment cost also decreased by $0.8 million as a result of a decrease in equipment sales. The gross margin on system sales decreased to 14.9% for the six months ended June 30, 2004 from 30.9% for the six months ended June 30, 2003. The decrease in gross margin was attributable to a smaller average installation size which produced a lower profit margin.

Cost of support and maintenance increased by 4.2% or $0.3 million to $8.2 million for the six months ended June 30, 2004 from $7.9 million for the six months ended June 30, 2003. This increase was caused primarily by an increase in depreciation expense of $0.3 million. Depreciation of maintenance equipment was included in general and administrative expenses in the prior year. The gross margin on support and maintenance revenues increased to 55.5% for the six months ended June 30, 2004 from 52.7% for the six months ended June 30, 2003. The increase in gross margin was due to the increase in our customer base.

Our costs associated with outsourcing services increased 13.9% or $0.3 million to $2.3 million for the six months ended June 30, 2004 from $2.0 million for the six months ended June 30, 2003. Postage cost increased $0.2 million resulting from an increase in transaction volumes of our statement outsourcing services. Other expenses increased $0.1 million due to the use of temporary labor to support our business office outsourcing services.

Sales and Marketing Expenses. Sales and marketing expenses decreased by 10.1% or $0.3 million to $2.7 million for the six months ended June 30, 2004 from $3.0 million for the six months ended June 30, 2003. The decrease was attributable to decreased salary and commission expense of $0.2 million. Advertising and business promotion expense also decreased $0.1 million.

General and Administrative Expenses. General and administrative expenses increased 15.1% or $1.0 million to $7.8 million for the six months ended June 30, 2004 from $6.8 million for the six months ended June 30, 2003. The increase in expense was related to increased costs of $0.7 million associated with insurance and benefits for existing employees. Additionally, the provision for bad debts increased $0.3 million.

As a percentage of total revenues, sales and marketing expenses and general and administrative expenses increased to 28.3% from 24.6% for the six months ended June 30, 2004 and 2003, respectively.

Net Income. Net income for the six months ended June 30, 2004 decreased by 47.3% or $2.0 million to $2.2 million or $0.21 per diluted share, as compared with net income of $4.2 million or $0.40 per diluted share for the six months ended June 30, 2003. Net income represents 5.9% of revenue for the six months ended June 30, 2004, as compared to 10.5% of revenue for the six months ended June 30, 2003.

Liquidity and Capital Resources

At June 30, 2004, we had cash and short-term investments of $11.0 million, compared with $8.4 million at June 30, 2003. Net cash provided by operating activities for the six months ended June 30, 2004 was $4.6 million, compared to $4.2 million for the three months ended June 30, 2003. The increase was primarily due to improved collections of accounts receivable.

Net cash used in investing activities totaled $0.6 million for the six months ended June 30, 2004, compared to $1.0 million for the six months ended June 30, 2003. We used cash primarily for the purchase of fixed assets.

Net cash used in financing activities totaled $2.5 million for the six months ended June 30, 2004, compared to $1.1 million for the six months ended June 30, 2003. We used cash to pay dividends that we declared during the quarter.

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

As of June 30, 2004, the Company had no borrowings and is, therefore, not subject to interest rate risks related to debt instruments.

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

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on May 13, 2004. At the meeting, the stockholders voted to elect three Class II directors to serve a three-year term and to ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for 2004. The results of the stockholder voting on these matters are summarized as follows:

Proposal 1 - Election of Three Class II Directors:

Name of Nominee	For	Authority Withheld
M. Kenny Muscat J. Boyd Douglas Charles P. Huffman	8,303,547 8,295,145 8,296,800	138,895 147,297 145,642

Proposal 2 – Ratification of Appointment of Independent Auditors:

For	Against	Abstain
8,355,974	85,768	700

Subsequent to the Annual Meeting of Stockholders, the Audit Committee of the Company’s Board of Directors decided to change independent auditors, as described in the Company’s Current Report on Form 8-K filed on August 9, 2004.

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

On April 23, 2004 we furnished a current report on Form 8-K to report Company earnings for the fiscal first quarter ended March 31, 2004.

On June 14, 2004, we filed a current report on Form 8-K to report the commencement of a Rule 10b5-1 trading plan by Victor S. Schneider, Vice President-Sales and Marketing.

On June 18, 2004, we filed a current report on Form 8-K to report the commencement of a Rule 10b5-1 trading plan by M. Kenny Muscat, a director of CPSI.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER PROGRAMS AND SYSTEMS, INC.
Date: August 9, 2004

	By:	/s/ David A. Dye
David A. Dye President and Chief Executive Officer

Date: August 9, 2004	By:	/s/ M. Stephen Walker
M. Stephen Walker Vice President - Finance and Chief Financial Officer

Exhibit Index

No.	Exhibit
3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Bylaws (filed as Exhibit 3.6 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002