Form 10-Q
period 2004-09-30
COMPUTER PROGRAMS & SYSTEMS INC
filed 2004-11-03
CIK 1169445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004.

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

As of October 29, 2004, there were 10,489,849 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Form 10-Q

(For the quarterly period ended September 30, 2004)

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED BALANCE SHEETS (Unaudited)

	September 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$12,618,466	$9,472,743
Accounts receivable, net of allowance for doubtful accounts of $1,243,000 and $904,000, respectively	11,179,884	11,916,414
Financing receivables, current portion	1,168,337	1,112,773
Inventories	1,364,939	1,102,061
Deferred tax assets	1,340,801	1,039,439
Prepaid income taxes	—	120,025
Prepaid expenses	548,433	364,384

Total current assets	28,220,860	25,127,839

Property and equipment
Land	936,026	936,026
Maintenance equipment	2,998,402	3,172,303
Computer equipment	4,517,825	4,320,011
Office furniture and equipment	1,453,651	1,391,110
Automobiles	89,934	89,934

	9,995,838	9,909,384
Less accumulated depreciation	(4,764,215)	(4,561,080)

Net property and equipment	5,231,623	5,348,304
Financing receivables	652,294	793,870

Total assets	$34,104,777	$31,270,013

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$830,097	$1,126,334
Deferred revenue	1,784,346	1,633,887
Accrued vacation	1,704,553	1,561,577
Other accrued liabilities	2,374,054	1,129,976
Income taxes payable	615,896	—

Total current liabilities	7,308,946	5,451,774

Deferred tax liabilities	489,429	66,266

Stockholders’ equity:
Common stock, par value $0.001 per share; 30,000,000 shares authorized; 10,489,849 shares issued and outstanding	10,490	10,490
Additional paid-in capital	17,292,079	17,289,910
Deferred compensation	(136,104)	(174,385)
Retained earnings	9,139,937	8,625,958

Total stockholders’ equity	26,306,402	25,751,973

Total liabilities and stockholders’ equity	$34,104,777	$31,270,013

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Sales revenues:
System sales	$9,054,816	$9,081,677	$23,844,800	$28,821,791
Support and maintenance	9,454,473	8,717,890	28,018,235	25,466,940
Outsourcing	2,622,702	1,791,446	6,495,159	5,285,304

Total sales revenues	21,131,991	19,591,013	58,358,194	59,574,035

Costs of sales:
System sales	7,047,553	7,170,946	19,626,923	20,804,605
Support and maintenance	4,180,557	4,010,353	12,438,017	11,938,605
Outsourcing	1,482,056	1,090,750	3,833,573	3,154,996

Total costs of sales	12,710,166	12,272,049	35,898,513	35,898,206

Gross profit	8,421,825	7,318,964	22,459,681	23,675,829

Operating expenses:
Sales and marketing	1,404,568	1,479,910	4,134,039	4,515,773
General and administrative	3,680,454	3,560,654	11,497,050	10,349,113

Total operating expenses	5,085,022	5,040,564	15,631,089	14,864,886

Operating income	3,336,803	2,278,400	6,828,592	8,810,943

Other income (expense):
Interest income	62,428	59,216	180,665	152,545
Miscellaneous income	49,527	3,085	128,403	60,586

Total other income	111,955	62,301	309,068	213,131

Income before taxes	3,448,758	2,340,701	7,137,660	9,024,074

Income taxes	1,362,982	879,959	2,847,334	3,380,567

Net income	$2,085,776	$1,460,742	$4,290,326	$5,643,507

Net income per share - basic	$0.20	$0.14	$0.41	$0.54

Net income per share - diluted	$0.20	$0.14	$0.41	$0.54

Weighted average shares outstanding
Basic	10,489,849	10,488,000	10,489,849	10,488,000
Diluted	10,533,388	10,524,832	10,530,803	10,545,708

Dividends declared per share	$0.12	$0.085	$0.36	$0.17

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
	2004	2003
Operating Activities
Net income	$4,290,326	$5,643,507
Adjustments to net income:
Provision for bad debt	562,694	19,969
Deferred taxes	121,801	72,670
Deferred compensation	38,280	38,279
Depreciation	1,179,277	999,000
Changes in operating assets and liabilities:
Accounts receivable	173,836	2,191,549
Financing receivables	86,012	294,355
Inventories	(262,878)	155,228
Prepaid expenses	(184,049)	(169,033)
Accounts payable	(296,237)	(972,188)
Deferred revenue	150,459	235,468
Other liabilities	1,387,054	(907,733)
Income taxes payable	738,090	(377,432)

Net cash provided by operating activities	7,984,665	7,223,639

Investing Activities
Purchases of property and equipment	(1,062,596)	(1,642,888)

Net cash used in investing activities	(1,062,596)	(1,642,888)

Financing Activities
Dividends paid	(3,776,346)	(1,782,960)
Distributions to stockholders	—	(220,353)

Net cash used in financing activities	(3,776,346)	(2,003,313)

Increase in cash and cash equivalents	3,145,723	3,577,438

Cash and cash equivalents at beginning of period	9,472,743	6,352,452

Cash and cash equivalents at end of period	$12,618,466	$9,929,890

Cash paid for income taxes	$1,987,443	$3,685,329

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

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

Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation.

2.	NET INCOME PER SHARE

The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. The difference between basic and diluted EPS is solely attributable to stock options. The Company uses the treasury stock method to calculate the impact of outstanding stock options. For the three and nine month periods ended September 30, 2004, these dilutive shares were 43,539 and 40,954, respectively. For the three and nine month periods ended September 30, 2003, these dilutive shares were 36,837 and 57,708, respectively.

3.	INCOME TAXES

The Company provides for income taxes using the liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. Deferred tax assets and liabilities are comprised of the following:

	September 30, 2004	December 31, 2003
Deferred tax assets:
Accounts receivable	$472,445	$343,402
Accrued liabilities	868,356	696,037

Net deferred tax assets	$1,340,801	$1,039,439

Deferred tax liabilities:
Deferred compensation	51,720	66,266
Depreciation	437,709	—

Net deferred tax liabilities	$489,429	$66,266

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

Significant components of the Company’s income tax provision for the nine months ended September 30 are as follows:

	2004	2003
Current provision:
Federal	$2,451,072	$2,861,989
State	518,063	445,908
Deferred provision:
Federal	(111,428)	65,020
State	(10,373)	7,650

Total income tax provision	$2,847,334	$3,380,567

The difference between income taxes at the U. S. federal statutory income tax rate of 34% and those reported in the condensed statements of income for the nine months ended September 30 are as follows:

	2004	2003
Income taxes at U. S. Federal statutory rate	$2,426,804	$3,068,185
State income tax, net of federal tax effect	305,136	299,348
Other	115,394	13,034

	$2,847,334	$3,380,567

4.	STOCK BASED COMPENSATION

During 2002, the Company adopted the 2002 Stock Option Plan, and in accordance with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for employee stock options. Under APB No. 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense was reflected in net income for the nine months ended September 30, 2004 or 2003. Had the Company accounted for its stock-based compensation plan based on the fair value of awards at grant date consistent with the methodology of SFAS No. 123, the Company’s reported net income and income per share for the nine months ended September 30, 2004 would have been impacted as indicated below. There were no employee stock options granted during the nine months ended September 30, 2004. The effects of applying SFAS No. 123 on a pro forma basis for the nine months ended September 30, 2004, are not likely to be representative of the effects on reported pro forma net income for future years as options vest over several years and it is anticipated that additional grants will be made in future years.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

	Nine months ended September 30,
	2004	2003
Net income as reported	$4,290,326	$5,643,507
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards	(222,609)	(144,126)

Pro forma net income	$4,067,717	$5,499,381

Diluted income per share as reported	$0.41	$0.54

Pro forma diluted income per share	$0.39	$0.52

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

The weighted average grant date fair value of options granted to employees under the 2002 Stock Option Plan during 2002 was $5.30. There were no options granted under the plan during the nine months ended September 30, 2004.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

A summary of stock option activity under the plan is as follows:

	Shares	Exercise Price
Outstanding on January 1, 2004	424,759	$16.50
Granted	—	—
Exercised	—	—
Forfeited	(14,198)	16.50

Outstanding on September 30, 2004	410,561	$16.50

Exercisable on September 30, 2004	312	$16.50

Shares available for future grants under the plan as of September 30, 2004		752,923

Weighted-average grant date fair value		$5.30

Weighted-average remaining contractual life		4.75 years

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

Overview

We are a healthcare information technology company that designs, develops, markets, installs and supports computerized information technology systems to meet the unique demands of small and midsize hospitals. Our target market includes acute care community hospitals with 300 or fewer beds and small specialty hospitals. We are a single-source vendor providing comprehensive software and hardware products, complemented by data conversion, complete installation and extensive support. Our fully integrated, enterprise-wide system automates the management of clinical and financial data across the primary functional areas of a hospital. In addition, we provide services that enable our customers to outsource certain data-related business processes which we can perform more efficiently. We believe our products and services enhance hospital performance in the critical areas of clinical care, revenue cycle management, cost control and regulatory compliance. From our initial hospital installation in 1981, we have grown to serve more than 500 hospital customers across 45 states and the District of Columbia. In the three months ended September 30, 2004, we generated revenues of $21.1 million from the sale of our products and services.

Results of Operations

Three Months Ended September 30, 2004 Compared with Three Months Ended September 30, 2003

Revenues. Total revenues increased by 7.9% or $1.5 million to $21.1 million for the three months ended September 30, 2004 from $19.6 million for the three months ended September 30, 2003.

System sales revenues remained unchanged at $9.1 million for the three months ended September 30, 2004 and for the three months ended September 30, 2003.

Support and maintenance revenues increased by 8.5% or $0.7 million to $9.4 million for the three months ended September 30, 2004 from $8.7 million for the three months ended September 30, 2003. This increase was attributable to an increase in recurring revenues as a result of a larger customer base and also an increase in the volume of ASP and ISP services.

Outsourcing revenues increased by 46.4% or $0.8 million to $2.6 million for the three months ended September 30, 2004 from $1.8 million for the three months ended September 30, 2003. We experienced an increase in outsourcing revenues as a result of growth in customer demand for business office outsourcing, as well as electronic billing and statement outsourcing services.

Costs of Sales. Total costs of sales increased by 3.6% or $0.4 million to $12.7 million for the three months ended September 30, 2004 from $12.3 million for the three months ended September 30, 2003. As a percentage of total revenues, cost of sales decreased to 60.2% for the three months ended September 30, 2004 from 62.7% for the three months ended September 30, 2003.

Cost of system sales decreased by 1.7% or $0.1 million to $7.1 million for the three months ended September 30, 2004 from $7.2 million for the three months ended September 30, 2003. Travel related expenses decreased $0.6 million as a result of installation locations which did not require air travel. The cost of hardware, however, increased $0.5 million due to an increase in equipment sales. The gross margin on system sales increased to 22.2% for the three months ended September 30, 2004 from 21.0% for the three months ended September 30, 2003. This increase was attributable to the decrease in travel related expenses.

Cost of support and maintenance increased by 4.2% or $0.2 million to $4.2 million for the three months ended September 30, 2004 from $4.0 million for the three months ended September 30, 2003. This change was caused primarily by an increase in depreciation expense of $0.1 million. Depreciation of maintenance equipment in the amount of $0.1 million was included in general and administrative expenses in the prior year. The gross margin on support and maintenance revenues increased to 55.8% for the three months ended September 30, 2004 from 54.0% for the three months ended September 30, 2003. The increase in gross margin was due to the increase in our customer base.

Our costs associated with outsourcing services increased by 35.9% or $0.4 million to $1.5 million for the three months ended September 30, 2004 from $1.1 million for the three months ended September 30, 2003. This change is attributable to an increase in postage cost resulting from an increase in transaction volumes of our statement outsourcing services.

Sales and Marketing Expenses. Sales and marketing expenses decreased by 5.1% or $0.1 million to $1.4 million for the three months ended September 30, 2004 from $1.5 million for the three months ended September 30, 2003. The decrease was attributable to decreased salary and commission expense.

General and Administrative Expenses. General and administrative expenses increased 3.4% or $0.1 million to $3.7 million for the three months ended September 30, 2004 from $3.6 million for the three months ended September 30, 2003. The increase in expense was related to increased costs of $0.1 million associated with health insurance for existing employees. An additional expense increase of $0.2 million was related to an increase in provision for bad debt, while depreciation expense decreased $0.2 million.

As a percentage of total revenues, sales and marketing expenses and general and administrative expenses decreased to 24.0% for the three months ended September 30, 2004 from 25.7% for the three months ended September 30, 2003.

Net Income. Net income for the three months ended September 30, 2004 increased by 42.8% or $0.6 million to $2.1 million or $0.20 per diluted share, as compared with net income of $1.5 million or $0.14 per diluted share for the three months ended September 30, 2003. Net income represents 9.9% of revenues for the three months ended September 30, 2004, as compared to 7.4% of revenues for the three months ended September 30, 2003.

Nine months Ended September 30, 2004 Compared with Nine months Ended September 30, 2003

Revenues. Total revenues decreased by 2.0% or $1.2 million to $58.4 million for the nine months ended September 30, 2004 from $59.6 million for the nine months ended September 30, 2003.

System sales revenues decreased by 17.3% or $5.0 million to $23.8 million for the nine months ended September 30, 2004 from $28.8 million for the nine months ended September 30, 2003. This decrease was primarily due to fewer new system installations in the first half of the year. The average installation size also decreased.

Support and maintenance revenues increased by 10.0% or $2.5 million to $28.0 million for the nine months ended September 30, 2004 from $25.5 million for the nine months ended September 30, 2003. This increase was attributable to an increase in recurring revenues as a result of a larger customer base and also an increase in the volume of ASP and ISP services.

Outsourcing revenues increased by 22.9% or $1.2 million to $6.5 million for the nine months ended September 30, 2004 from $5.3 million for the nine months ended September 30, 2003. We experienced an increase in outsourcing revenues as a result of growth in customer demand for business office outsourcing, as well as electronic billing and statement outsourcing services.

Costs of Sales. Total costs of sales remained constant at $35.9 million for the nine months ended September 30, 2004 and 2003. As a percentage of total revenues, cost of sales increased to 61.5% for the nine months ended September 30, 2004 from 60.2% for the nine months ended September 30, 2003.

Cost of system sales decreased by 5.7% or $1.2 million to $19.6 million for the nine months ended September 30, 2004 from $20.8 million for the nine months ended September 30, 2003. This decrease was caused by a decrease in cost of travel of $1.2 million as a result of fewer new system installations and installations at locations which did not require air travel. Additionally, payroll related expenses increased $0.4 million as a result of annual salary increases for our employees. Equipment cost also decreased by $0.4 million as a result of a decrease in equipment sales. The gross margin on system sales decreased to 17.7% for the nine months ended September 30, 2004 from 27.8% for the nine months ended September 30, 2003. The decrease in gross margin for the nine-month period was attributable to a decrease in the number of new system installations and the average installation size in the first half of the year.

Cost of support and maintenance increased by 4.2% or $0.5 million to $12.4 million for the nine months ended September 30, 2004 from $11.9 million for the nine months ended September 30, 2003. This increase was caused primarily by an increase in depreciation expense of $0.4 million. Depreciation of maintenance equipment in the amount of $0.4 million was included in general and administrative expenses in the prior year. Additionally, payroll related expenses increased $0.1 million as a result of annual salary increases for our employees. The gross margin on support and maintenance revenues increased to 55.6% for the nine months ended September 30, 2004 from 53.1% for the nine months ended September 30, 2003. The increase in gross margin was due to the increase in our customer base.

Our costs associated with outsourcing services increased 21.5% or $0.7 million to $3.8 million for the nine months ended September 30, 2004 from $3.1 million for the nine months ended September 30, 2003. Postage cost increased $0.3 million resulting from an increase in transaction volumes of our statement outsourcing services. Other expenses increased $0.2 million due to the increased use of temporary labor to support our business office outsourcing services. Additionally, payroll related expenses increased $0.2 million as a result of hiring additional full-time employees to support our business office outsourcing.

Sales and Marketing Expenses. Sales and marketing expenses decreased by 8.5% or $0.4 million to $4.1 million for the nine months ended September 30, 2004 from $4.5 million for the nine months ended September 30, 2003. The decrease was primarily attributable to decreased salary and commission expense of $0.3 million. Advertising and business promotion expense also decreased $0.2 million. Travel expenses increased $0.1 million.

General and Administrative Expenses. General and administrative expenses increased 11.1% or $1.1 million to $11.5 million for the nine months ended September 30, 2004 from $10.4 million for the nine months ended September 30, 2003. The increase in expense was related to increased costs of $0.9 million associated with insurance and benefits for existing employees. Additionally, the provision for bad debts increased $0.5 million. Depreciation expense decreased $0.3 million as a result of depreciation of maintenance equipment being included in the cost of support and maintenance for the current year.

As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses increased to 26.8% from 25.0% for the nine months ended September 30, 2004 and 2003, respectively.

Net Income. Net income for the nine months ended September 30, 2004 decreased by 24.0% or $1.3 million to $4.3 million or $0.41 per diluted share, as compared with net income of $5.6 million or $0.54 per diluted share for the nine months ended September 30, 2003. Net income represents 7.4% of revenues for the nine months ended September 30, 2004, as compared to 9.5% of revenues for the nine months ended September 30, 2003.

Liquidity and Capital Resources

At September 30, 2004, we had cash and short-term investments of $12.6 million, compared with $9.9 million at September 30, 2003. Net cash provided by operating activities for the nine months ended September 30, 2004 was $8.0 million, compared to $7.2 million for the nine months ended September 30, 2003.

Net cash used in investing activities totaled $1.1 million for the nine months ended September 30, 2004, compared to $1.6 million for the nine months ended September 30, 2003. We used cash primarily for the purchase of fixed assets.

Net cash used in financing activities totaled $3.8 million for the nine months ended September 30, 2004, compared to $2.0 million for the nine months ended September 30, 2003. We used cash to pay dividends that we declared during the period.

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

Off -Balance Sheet Arrangements

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

As of September 30, 2004, the Company had no borrowings and is, therefore, not subject to interest rate risks related to debt instruments.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	None.

(c)	None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

COMPUTER PROGRAMS AND SYSTEMS, INC.

Date: November 3, 2004	By:	/s/ David A. Dye
David A. Dye
President and Chief Executive Officer

Date: November 3, 2004	By:	/s/ M. Stephen Walker
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