Form 10-K
period 2004-12-31
COMPUTER PROGRAMS & SYSTEMS INC
filed 2005-03-15
CIK 1169445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

The aggregate market value of common stock held by non-affiliates of the registrant at June 30, 2004 was $131,847,799.

As of March 11, 2005 the registrant had outstanding 10,489,849 shares of its common stock.

DOCUMENTS INCORPORATED BY REFERENCE IN THIS FORM 10-K:

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2005 are incorporated by reference into Part II and Part III of this report.

*	Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2005 are incorporated by reference in Part II and Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified generally by the use of forward-looking terminology and words such as “expects,” “anticipates,” “estimates,” “believes,” “predicts,” “intends,” “plans,” “potential,” “may,” “continue,” “should,” “will” and words of comparable meaning. Without limiting the generality of the preceding statement, all statements in this Annual Report relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and future financial results are forward-looking statements. We caution investors that any such forward-looking statements are only predictions and are not guarantees of future performance. Certain risks, uncertainties and other factors may cause actual results to differ materially from those projected in the forward-looking statements. Such factors may include:

•	overall business and economic conditions affecting the healthcare industry;

•	saturation of our target market and hospital consolidations;

•	changes in customer purchasing priorities and demand for information technology systems;

•	competition with companies that have greater financial, technical and marketing resources than we have;

•	failure to develop new technology and products in response to market demands;

•	fluctuations in quarterly financial performance due to, among other factors, timing of customer installations;

•	failure of our products to function properly resulting in claims for medical losses;

•	government regulation of our products and customers, including changes in healthcare policy affecting Medicare reimbursement rates; and

•	interruptions in our power supply and/or telecommunications capabilities.

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

PART I

ITEM 1. BUSINESS

Overview

We are a healthcare information technology company that designs, develops, markets, installs and supports computerized information technology systems to meet the unique demands of small and midsize hospitals. Our target market includes acute care community hospitals with 300 or fewer beds and small specialty hospitals. We are a single-source vendor providing comprehensive software and hardware products, complemented by data conversion, complete installation and extensive support. Our fully integrated, enterprise-wide system automates the management of clinical and financial data across the primary functional areas of a hospital. In addition, we provide services that enable our customers to outsource certain data-related business processes which we can perform more efficiently. We believe our products and services enhance hospital performance in the critical areas of clinical care, revenue cycle management, cost control and regulatory compliance. From our initial hospital installation in 1981, we have grown to serve 530 hospital customers across 45 states and the District of Columbia. In 2004, we generated revenues of $82.7 million from the sale of our products and services.

Industry Dynamics

The healthcare industry is the largest industry in the United States economy. The Centers for Medicare and Medicaid Services, or “CMS,” has calculated that fiscal 2004 total healthcare expenditures in the United States were approximately $1.9 trillion, or approximately 15.7% of the U.S. gross domestic product. CMS estimates that by fiscal 2013 total U.S. healthcare spending will reach $3.4 trillion, or 18.4% of the estimated U.S. gross domestic product.

Hospital services represents one of the largest categories of total healthcare expenditures. According to CMS, in fiscal 2005 spending on hospital services will amount to approximately $585.8 billion, or 30.5% of total healthcare expenditures. According to the American Hospital Association, there are approximately 4,900 community hospitals in the United States, with approximately 4,100 in our target market of hospitals with 300 or fewer acute care beds. In addition, there is a market of small specialty hospitals that focus on discrete medical areas such as surgery, rehabilitation and psychiatry.

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

Changing Economic Dynamics. The federal Balanced Budget Act of 1997, or “BBA,” significantly lowered Medicare reimbursements for hospital services. These reductions were projected to total over $250 billion over five years. While the Budget Refinement Act of 1999 and the Benefits Improvement Act of 2000 lessened the impact of the BBA, aggregate federal reimbursement for hospital services is still significantly below pre-1997 levels. Additionally, the Medicaid program, which is a federal/state program managed by the individual states and dependent in part on funding from the states, is in crisis due to the increasing cost of healthcare and the detrimental effect of the lagging economy on state revenues. As a result of the recent enactment of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, however, community hospitals began to experience improved Medicare reimbursement in 2004. Continuing in 2005 and over the next nine years, this legislation is expected to raise Medicare reimbursements to rural hospitals by an estimated $25 billion.

Health Insurance Portability and Accountability Act. The federal Health Insurance Portability and Accountability Act of 1996, or “HIPAA,” requires the implementation of national guidelines for information management by healthcare organizations. Among other things, HIPAA mandates uniform electronic transactions and code sets, improved data security and increased patient privacy. Final regulations for privacy standards became effective in April 2003. Final regulations for electronic transaction/code set standards were adopted in February 2002 and became effective in October 2003. CMS, however, is currently allowing providers and payors to continue utilizing non-compliant transaction code sets. The length of this grace period has not yet been determined. The final rules for security standards were published in February 2003, and covered entities have until April 2005 to comply with the new security standards. The CPSI system is compliant with all applicable HIPAA rules and regulations currently in force. However, as the regulations continue to evolve due to the dynamic nature of governmental action and guidance, future changes to the system may be necessary.

HIPAA continues to be a major influence as illustrated by the results of the 16th Annual HIMSS Leadership Survey sponsored by Superior Consultant Company. Survey respondents consider HIPAA compliance more than any other matter as a top business issue that will affect healthcare in 2005 and 2006. Approximately 44% of respondents identified upgrading information technology systems to meet HIPAA requirements as the number one information technology priority for their organizations. Approximately 53% of respondents identified increased patient safety as their number one priority. In addition, results of the Winter 2004 Healthcare Industry HIPAA Compliance Survey conducted by HIMSS and Phoenix Health Systems indicate that HIPAA readiness is still a serious concern. While respondent hospitals are decreasing their HIPAA compliance budgets for 2005, the respondent hospitals are still budgeting significant dollars to address HIPAA concerns. Vendors that offer information solutions utilizing a common architecture and database structure, such as CPSI, are well positioned to provide healthcare participants with effective solutions to the HIPAA requirements.

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

In the face of decreasing revenue and increasing pressure to improve patient care, healthcare providers are in need of management tools that (1) increase efficiency in the delivery of healthcare services, (2) reduce medical errors, (3) effectively track the cost of delivering services so those costs can be properly managed and (4) increase the speed and rate of reimbursement. We believe the industry has begun to embrace information technology as a management tool, evidenced by the fact that approximately 42% of the respondents to the 16th Annual HIMSS Leadership Survey referenced above predicted a definite increase in their organizations’ information technology operating budgets during 2005, with an additional 34% of the respondents predicting a probable increase in their organizations’ information technology operating budgets during 2005. We believe these dynamics will allow for future revenue growth.

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

Strategy

Our objective is to continue to grow as a leading provider of healthcare information technology systems and services to small and midsize hospitals by following the same strategy that we have successfully pursued for over twenty-five years, the key elements of which are described below.

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

Expand Presence in Target Market. We will continue to target small to midsize domestic hospitals of 300 or fewer acute care beds. We believe this market of approximately 4,100 community hospitals nationwide has been traditionally overlooked and underserved by other healthcare technology companies. In addition, a number of our customers are small specialty hospitals that focus on discrete medical areas such as surgery, rehabilitation and psychiatry. We intend to continue gaining customers from this market segment. Our system can help these smaller hospitals reduce costs and increase their operating efficiencies. We believe our personalized marketing approach and emphasis on customer relationships are attractive to the management of these hospitals. We also believe our system is well-suited to hospitals of this size because they typically demonstrate a greater commitment than larger hospitals to the concept of an enterprise-wide, fully integrated system. While 92% of our current customers are hospitals of 100 acute care beds or less, we believe there is a substantial opportunity in the future to increase our market share among hospitals with 100 to 300 acute care beds. In addition, we will continue to sell additional services and software products to our existing customers who have not purchased our complete package of services and software applications.

Emphasize Recurring Revenue Opportunities. In addition to revenues from new system installations, we have developed and will continue to develop sources of recurring revenues. Our current principal source of recurring revenues is our support and maintenance fees paid by existing customers. As our customer base grows, our recurring revenues from support and maintenance fees should also grow. We believe growth in recurring revenues will also continue to come from our outsourcing services, which we market to our existing customers as well as new customers. These services include electronic billing, patient statement processing, business office outsourcing, ISP services and web site hosting. We also provide our software products on an ASP basis. When we provide ASP services, we maintain a customer’s computer server in our facility and provide our system to the customer through remote access. Instead of the one-time system purchase price, these customers pay a monthly fee for the term of the ASP customer agreement, generating recurring revenues.

Our Products and Services

Recent Developments

We completed development of the following new products during 2004, and initial installations in customer facilities occurred during the fourth quarter of 2004:

Electronic Forms. The Electronic Forms module replaces paper-based patient data and care forms with user-defined electronic ones. Displayed and completed on-line using Microsoft’s Internet Explorer, the module’s forms are easy to use and can be customized to meet needs such as emergency department triage, trauma, and assessments, modality worksheets, consent for treatment, information release requests and transfers. Completed forms become a permanent part of the patient’s electronic medical record with access provided to patient care forms from within the clinical record. In addition to their convenience, electronic forms are also a more efficient use of system resources with each form requiring significantly less storage space than a comparable scanned document.

Application Portal. The Application Portal allows clients to access our applications remotely via Microsoft Internet Explorer and the Internet without requiring the loading of any additional client software on the accessing PC. User information and data accessed is secured with HIPAA compliant 128 bit cipher strength Secure Socket Layer (SSL) encryption. Remote access using the Application Portal results in no discernable difference to the user in software functionality.

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

ImageLinkTM

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

Order Entry /Results Reporting	• automates the entry of patient charges • reduces “lost” charges and mistakes due to legibility • increases efficiency of nursing stations • provides interactive, real time status reports for orders

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

Total System Support. We believe the quality of continuing customer support is one of the most critical considerations in the selection of an information system provider. We provide hardware, technical and software support for all aspects of our system which gives us the flexibility to take the necessary course of action to resolve any issue. Unlike our competitors who use third-party services for hardware and software support, we provide a single, convenient and efficient resource for all of our customers’ system support needs. In order to minimize the impact of a system problem, we train our customer service personnel to be technically proficient, courteous and prompt. Because a properly functioning information system is crucial to a hospital’s operations, our support teams are available 24 hours a day to assist customers with any problem that may arise. Customers can also use the Internet to directly access our support system. This allows customers to communicate electronically with our support teams at any time. With approximately 563 employees who provide customer service and support, we currently have a greater than one to one support staff to customer ratio.

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

Customers, Sales and Marketing

Target Market. The target market for our information system consists of small and midsize hospitals of 300 or fewer acute care beds. In the United States, there are approximately 4,100 hospitals in this size range. In addition, we market our products to small specialty hospitals in the United States that focus on discrete medical areas such as surgery, rehabilitation and psychiatry. As of February 28, 2005, we had installed our system in 530 facilities in 45 states and the District of Columbia. Approximately 92% of our existing customers are hospitals with 100 or fewer acute care beds, while approximately 99% of our existing customers are hospitals with 200 or fewer acute care beds. Our goal is to increase sales to hospitals with 100 to 300 acute care beds while maintaining our competitive position in the under 100 bed market segment.

Sales Staff. Most of our new customers are referrals from our existing customers, thereby reducing the need for a large sales force. Currently, we have 18 employees dedicated to direct sales, eight of whom concentrate on new prospects, and ten of whom are responsible for the sale of additional products and services to existing customers. We hire our sales representatives from our existing employees. Our current sales representatives have an average of 10.7 years of prior experience in installation, training and customer support. While centrally based at our headquarters in Mobile, our sales representatives have defined geographic territories in the United States in which to target new customers. A significant portion of the compensation for all sales personnel is performance based.

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

Internal Management Control System

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

Employees

As of February 28, 2005, we had 763 employees, all but four of whom are located at our offices in Mobile, Alabama. Our employees can be grouped according to the following general categories: 490 in financial and clinical software services and support, 114 in information technology services and support, 72 in programming, 30 in sales and marketing and 34 in administration. We have 23 employees who perform research and development activities. These employees are included within the functional areas of financial and clinical software services and support and information technology services and support. Our general practice is to recruit recent college graduates for entry-level positions and then promote these individuals within the organization to fill vacancies in higher positions. We also hire nurses and other medically-trained professionals in connection with our support services.

Since 1991, we have maintained a non-qualified profit sharing plan under which all full-time employees with three years of uninterrupted service are eligible to participate, other than executive officers and commissioned salespeople. The plan is designed to provide each eligible employee with periodic cash bonuses based on our profitability. Each eligible employee receives a pro rata share of the amount of cash distributed under the profit sharing plan based on the amount of their base salary compared to the sum of the salaries of all participating employees. Our profit sharing plan is not a qualified plan for tax purposes or a guaranteed benefit. Contributions to the plan are made periodically at the discretion of the Board of Directors. During 2004, we distributed approximately $1.0 million under this profit sharing plan. We plan to continue to make distributions under the profit sharing plan based on our profitability.

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

David A. Dye – President and Chief Executive Officer. David A. Dye, age 35, has served as our President and Chief Executive Officer since July 1999. He was elected as a director in March 2002. Mr. Dye began his career with us in May 1990 as a Financial Software Support Representative. From that time until June 1999, he worked for us in various capacities, including as Manager of Financial Software Support, Director of Information Technology and most recently as our Vice President supervising the areas of sales, marketing and information technology.

J. Boyd Douglas – Executive Vice President and Chief Operating Officer. J. Boyd Douglas, age 38, has served as our Executive Vice President and Chief Operating Officer since July 1999. He was elected as a director in March 2002. Mr. Douglas began his career with us in August 1988 as a Financial Software Support Representative. From May 1990 until November 1994, Mr. Douglas served as Manager of Electronic Billing, and from December 1994 until June 1999, he held the position of Director of Programming Services.

M. Stephen Walker – Vice President—Finance, Chief Financial Officer, Secretary and Treasurer. M. Stephen Walker, age 55, has served as our Vice President—Finance, Chief Financial Officer, Secretary and Treasurer since July 1999. From February 1991 until June 1999, Mr. Walker served as our controller with primary responsibility for all of our accounting functions.

Victor S. Schneider – Vice President—Sales and Marketing. Victor S. Schneider, age 46, has served as our Vice President—Sales and Marketing since July 1999. Mr. Schneider is responsible for overseeing all of our sales and marketing efforts. Mr. Schneider began his career with us in June 1983 as Sales Manager. He served in that capacity until January 1997 when he was promoted to Sales Director.

Robert D. Hinckle – Vice President—Financial Software Services. Robert D. Hinckle, age 35, has served as our Vice President—Financial Software Services since October 2004. Mr. Hinckle is responsible for overseeing all aspects of the installation and support of our financial software products. Since beginning his career with us in 1995 as a Financial Software Support Representative, Mr. Hinckle has worked in various positions in our Financial Software Services Division including Team Manager, Assistant Director and Director of that division.

Thomas W. Peterson – Vice President—Clinical Software Services. Mr. Peterson, age 53, has served as our Vice President—Clinical Software Services since July 1999. Mr. Peterson is responsible for overseeing all aspects of the installation and support of our clinical software products. Since beginning his career with us in 1988 as a Clinical Software Support Representative, Mr. Peterson has worked in various positions in our Clinical Software Services Division including Manager and Director of that division.

Patrick A. Immel – Vice President—Information Technology Services. Patrick A. Immel, age 34, has served as our Vice President—Information Technology Services since January 2000. Mr. Immel is responsible for overseeing technical hardware and support and hardware research and development. Mr. Immel began his career with us in July 1993 as a Financial Software Support Representative. Since that time, Mr. Immel has served as a programmer, Manager of Technical Support and most recently as Director of Information Technology Services.

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

ITEM 2. PROPERTIES

Our corporate headquarters and executive offices are located on approximately 28 acres in Mobile, Alabama. We occupy approximately 123,500 square feet of space in eleven buildings. Our main building consists of approximately 66,000 square feet of space. We also have nine additional buildings each consisting of approximately 6,000 square feet. Each of these smaller buildings is designed to accommodate a team of employees assigned to install and support a particular software application. We also occupy a building consisting of approximately 3,500 square feet of space which houses our eight research and development employees dedicated to developing new uses for and applications of available technology.

We lease approximately 16.5 acres and all of our buildings (other than the research and development building) from CP Investments, Inc., an Alabama corporation, the stockholders of which are John Morrissey, John Heyer, Bob O’Donnell, Elissa Stillings, Kevin P. Wilkins, Tabitha M. Wilkins Olzinski, Ellen M. Harvey, Michael K. Muscat, Jr. and Susan M. Slaton. All of these individuals are either stockholders of CPSI, or, in the case of Ms. Stillings, the spouse of a stockholder. Our leases with CP Investments, Inc. expire at various times between April 2012 and March 2015. The research and development building is leased from DJK, LLC, a limited liability company owned by Dennis Wilkins, a principal stockholder and a director of CPSI. Our lease with DJK, LLC also expires in April 2012. We also own 11.3 acres of undeveloped real property adjacent to our primary premises in order to accommodate future growth.

We believe our existing facilities will be sufficient to meet our needs until the second half of 2005. At that time we believe we will need to construct additional facilities on the undeveloped portion of our campus in order to accommodate our expansion needs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for CPSI Common Stock

At March 11, 2005, CPSI had 89 stockholders of record (which does not include the number of beneficial owners whose shares are held in “street” names by nominees who are record holders) and 10,489,849 shares of common stock outstanding.

CPSI common stock is traded in the over-the-counter market and prices are quoted on the NASDAQ National Market under the symbol “CPSI.” The following table sets forth, for the calendar quarters indicated, the high and low sales prices per share for CPSI’s common stock on the NASDAQ National Market, and the cash dividends declared per share in each such quarter:

	High	Low	Dividends Declared Per Share
2003
First Quarter	$25.93	$20.78	—
Second Quarter	25.05	17.80	$0.085
Third Quarter	21.75	14.04	0.085
Fourth Quarter	20.35	14.40	0.085

2004
First Quarter	$22.00	$16.75	$0.120
Second Quarter	21.25	17.69	0.120
Third Quarter	21.58	17.39	0.120
Fourth Quarter	23.63	19.90	0.120

The last reported sales price of CPSI’s common stock as reported on the NASDAQ Stock Market on March 11, 2005 was $25.82.

Dividends

During 2002, we paid a total of $16.9 million to our pre-IPO stockholders in connection with our initial public offering (“IPO”), which was completed in May 2002, and our related conversion from an S corporation to a C corporation. During 2003, we paid an additional $250,000 to these pre-IPO stockholders.

During the second quarter of 2003, we paid our first dividend on our common stock to our post-IPO stockholders. In the second, third and fourth quarters of 2003, we paid a dividend in the amount of $0.085 per share. During 2004, we paid a quarterly dividend in the amount of $0.12 per share. On February 1, 2005, we announced a dividend for the first quarter of 2005 in the amount of $0.22 per share. We believe that paying dividends is an effective way of providing an investment return to our stockholders and a beneficial use of our cash.

With respect to information regarding our securities authorized for issuance under equity incentive plans, the information contained in the section entitled “Equity Compensation Plan Information” of CPSI’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated herein by reference pursuant to General Instruction G(2) of Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

	Year ended December 31,
	2004	2003	2002	2001	2000
	(in thousands except for share and per share data)
INCOME DATA:
Total sales revenues	$82,664	$81,303	$73,744	$59,666	$49,222
Total costs of sales	49,576	48,405	42,925	36,242	31,487

Gross profit	33,088	32,898	30,819	23,424	17,735
Total operating expenses	21,886	20,352	18,750	14,948	13,080

Operating income	11,202	12,546	12,069	8,476	4,655
Total other income	501	338	552	204	236

Income before taxes	11,703	12,884	12,621	8,680	4,891
Income taxes	4,639	5,018	1,971	—	—

Net income (1)	$7,064	$7,866	$10,650	$8,680	$4,891

Net income per share - basic	$0.67	$0.75	$1.06	$0.93	$0.53

Net income per share - diluted	$0.67	$0.75	$1.06	$0.93	$0.53

Weighted average shares outstanding:
Basic	10,489,849	10,488,406	10,024,438	9,288,000	9,288,000
Diluted	10,535,555	10,536,929	10,061,765	9,288,000	9,288,000
Pro forma income data: (2)
Historical income before provision for income taxes			$12,621	$8,680	$4,891
Pro forma income taxes			4,577	3,231	1,826

Pro forma net income			$8,044	$5,449	$3,065

Pro forma net income per share - basic			$0.80	$0.59	$0.33

Pro forma net income per share - diluted			$0.80	$0.59	$0.33

	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
BALANCE SHEET DATA
Cash and cash equivalents	$13,785	$9,473	$6,352	$2,019	$1,033
Working capital	22,480	19,676	14,812	5,667	4,658
Total assets	36,078	31,270	28,909	17,251	14,515
Total current liabilities	7,526	5,452	8,430	6,551	5,810
Note payable	—	—	—	664	749
Total stockholders’ equity	27,834	25,752	20,479	10,036	7,956

(1)	CPSI operated as an S corporation through May 20, 2002 and, as such, was not subject to federal and certain state income taxes.
(2)	Pro forma information reflects the provision for income taxes that would have been recorded had CPSI been a C corporation during all of the periods presented.

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

Background

CPSI was founded in 1979 and specializes in delivering comprehensive healthcare information systems and related services to community hospitals. Our systems and services are designed to support the primary functional areas of a hospital and to enhance access to needed financial and clinical information. Our comprehensive system enables healthcare providers to improve clinical, financial and administrative outcomes. Our products and services provide solutions in key areas, including patient management, financial management, patient care and clinical, enterprise and office automation. In addition to servicing small to medium-sized hospitals, we provide information technology services to other related entities in the healthcare industry, such as nursing homes, home health agencies and physician clinics.

We sell a fully integrated, enterprise-wide financial and clinical hospital information system comprised of all necessary software, hardware, peripherals, forms and office supplies, together with comprehensive customer service and support. We also offer outsourcing services, including electronic billing submissions, patient statement processing and business office functions, as part of our overall information system solution. We believe that as our customer base grows, the demand for our outsourcing services will also continue to grow, supporting further increases in recurring revenues.

Our system currently is installed and operating in over 530 hospitals in 45 states and the District of Columbia. Our customers consist of community hospitals with 300 or fewer acute care beds, with hospitals having 100 or fewer acute care beds comprising approximately 92% of our customers.

Overview

We have achieved a compounded annual growth rate in revenues of approximately 10.4% over the past five years. While we did not achieve this growth rate in 2004, we experienced a steady improvement in revenues and margins during each quarter of 2004. 2004 was a notably difficult year financially for community hospitals for several reasons, including a weak Medicare and Medicaid reimbursement environment during much of the first half of the year, high salary costs due to a nationwide shortage of clinical professionals such as nurses and pharmacists, and lower than anticipated patient admissions. The difficult year for our target market led to a challenging year for CPSI. During the first several months of 2004, many hospitals delayed making significant information technology purchases due to lack of available capital.

We added 40 new hospital clients in 2004; however, during the first quarter of 2004, as in most of 2003, many hospitals approved purchases for the minimum amount of software needed to begin the installation of an integrated system. Nevertheless, there was an increasing trend among our hospital clients, particularly during the latter half of 2004, to purchase comprehensive systems from us.

Accordingly, the size of our average installation contract increased from approximately $500,000 in 2003 to approximately $635,000 in 2004, approaching the size of our average installation contract in 2002 of $650,000.

Our gross revenues increased 1.7% over 2003, while our net income decreased 10.7%, principally as a result of the financial difficulties faced by community hospitals during much of 2004. However, cash flow from operations and total cash collections increased in 2004 and reached record levels of $11.1 million and $83.9 million, respectively. We continue to believe that our strong cash performance reflects both the quality of our customer service and our conservative revenue recognition practices.

As a result of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (2003 Medicare Act), community hospitals began experiencing improved Medicare reimbursement starting in April 2004, the month in which the 2003 Medicare Act became effective. In the past, Medicare’s payment formula had created a disproportionate burden on smaller, community-based hospitals, which also typically depend on Medicare for a greater share of their payer mix than larger, urban facilities. The 2003 Medicare Act rectifies some of this imbalance, raising Medicare reimbursements to rural hospitals by an estimated $25 billion over the next ten years. We believe this legislation will remove one of the primary obstacles to community hospitals’ investing in healthcare information technology. Many of these hospitals had postponed or substantially limited such investments prior to the effectiveness of the 2003 Medicare Act. Accordingly, we believe that the financial effects of this legislation on community hospitals will have a positive impact on our financial results and will put us in a good position to continue to grow our business. Our improving results throughout 2004 support the confidence we have in our business, our target market and the quality of the products and services we offer.

Revenues

System Sales. Revenues from system sales are derived from the sale of information systems (including software, conversion and installation services, hardware, peripherals, forms and office supplies) to new customers and from the sale of new or additional products to existing customers. We do not record revenue upon execution of a sales contract. Upon signing a contract to purchase a system from us, each customer pays a non-refundable 10% deposit that is recorded as deferred revenue. The customer pays 40% of the purchase price for the software and the related installation, training and conversion when we install the system and commence training on-site at the customer’s facility, which is likewise recorded as deferred revenue. When the system begins operating in a live environment, the remaining 50% of the system purchase price is payable, and we recognize revenue for the total amount of the purchase price for software and related services. Revenues derived from installation of additional software applications are generally recognized upon installation. Revenues from the sale of hardware, forms and supplies are recognized upon the shipment of the product to the customer.

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

We provide our products to some customers as an application service provider, or “ASP.” We provide ASP services on a remote access basis by storing and maintaining servers at our headquarters which contain customers’ patient and administrative data. These customers then access this data remotely in exchange for a monthly fee. In addition, as part of our total information solution, we serve as an Internet service provider, or “ISP,” for some of our customers for a monthly fee. We also provide web-site design and hosting services if needed. Revenues from our ASP and ISP services are recognized in the month when these services are delivered.

Outsourcing Revenues. We began offering outsourcing services in January 1999. Revenues from outsourcing services have continued to increase since that time, and we expect that the rate of growth in our outsourcing revenues will increase in the foreseeable future based on the current demand for these services. Our outsourcing services include electronic billing, statement processing and business office outsourcing (primarily accounts receivable management). Most of these outsourcing services are sold pursuant to one year customer agreements, with automatic one year renewals until terminated. Revenues from outsourcing services are recognized when these services are performed.

Costs of Sales

System Sales. The principal costs associated with the design, development, sale and installation of our systems are employee salaries, benefits, travel expenses and certain other overhead expenses. For the sale of equipment we incur costs to acquire these products from the respective distributors or manufacturers, as the case may be. Costs are deferred and recognized as an expense at the time the related revenues are recognized. However, at December 31, 2004, 2003 and 2002, no system sales related costs were deferred, as all contracts were deemed to be substantially complete, or such amounts were not considered to be material.

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

Outsourcing. The principal cost related to our statement outsourcing is postage. The principal costs related to our electronic billing outsourcing are employee related expenses, such as salaries and benefits, and long distance telecommunication fees. Supplies and forms represent an additional cost associated with our outsourcing services. Costs are expensed as incurred and are not deferred.

Results of Operations

The following table sets forth certain items included in our results of operations for each of the three years in the period ended December 31, 2004, expressed as a percentage of our total revenues for these periods (dollar amounts in thousands):

	Year ended December 31,
	2004		2003		2002
	Amount	% Sales	Amount	% Sales	Amount	% Sales
INCOME DATA:

Sales revenues:
System sales	$35,252	42.6%	$39,708	48.9%	$38,309	51.9%
Support and maintenance	38,010	46.0%	34,567	42.5%	30,246	41.0%
Outsourcing	9,402	11.4%	7,028	8.6%	5,189	7.1%

Total sales revenues	82,664	100.0%	81,303	100.0%	73,744	100.0%

Costs of sales:
System sales	27,064	32.7%	28,045	34.5%	25,838	35.0%
Support and maintenance	16,916	20.5%	16,101	19.8%	13,905	18.9%
Outsourcing	5,596	6.8%	4,259	5.2%	3,182	4.3%

Total costs of sales	49,576	60.0%	48,405	59.5%	42,925	58.2%

Gross profit	33,088	40.0%	32,898	40.5%	30,819	41.8%

Operating expenses:
Sales and marketing	6,055	7.3%	6,125	7.5%	5,933	8.0%
General and administrative	15,831	19.2%	14,227	17.5%	12,817	17.4%

Total operating expenses	21,886	26.5%	20,352	25.0%	18,750	25.4%

Operating income	11,202	13.5%	12,546	15.5%	12,069	16.4%

Other income (expense):
Interest income	258	0.3%	216	0.3%	214	0.3%
Miscellaneous income	243	0.3%	122	0.1%	362	0.5%
Interest expense	—	0.0%	—	0.0%	(24)	0.0%

Total other income	501	0.6%	338	0.4%	552	0.8%

Income before taxes	11,703	14.1%	12,884	15.9%	12,621	17.2%

Income taxes	4,639	5.6%	5,018	6.2%	1,971	2.7%

Net income	$7,064	8.5%	$7,866	9.7%	$10,650	14.5%

2004 Compared to 2003

Revenues. Total revenues increased by 1.7% or $1.4 million to $82.7 million for 2004 from $81.3 million for 2003.

System sales revenues decreased by 11.2% or $4.4 million to $35.3 million in 2004 from $39.7 million in 2003. The decrease in system sales revenues was attributable to a decrease in the number of new customer installations and a decrease in the average size of new customer installations. No costs relating to system sales were deferred under our completed contract method of accounting at December 31, 2004 or 2003, as all contracts were deemed to be substantially complete.

Our 11.2% decrease in system sales is less than the 3.7% growth rate we achieved from 2002 to 2003. We experienced slowed growth in system sales revenues during 2004 because of adverse financial conditions affecting community hospitals, including a weak Medicare and Medicaid reimbursement environment, high salary costs due to a nationwide shortage of clinical professionals such as nurses and pharmacists, and lower than anticipated patient admissions. Many hospitals delayed making significant information technology purchases due to lack of available capital. We added 40 new hospital clients in 2004 compared to 48 new hospital clients in 2003. The size of our average installation contract increased in 2004 to approximately $635,000, from approximately $500,000 in 2003.

Support and maintenance revenues increased by 10.0%, or $3.4 million, to $38.0 million in 2004, from $34.6 million in 2003. The increase in support and maintenance revenues was attributable to an increase in recurring revenues as a result of a larger customer base. We had over 530 customers at December 31, 2004, compared to 490 at December 31, 2003. ASP services revenues increased by 10.5%, or $0.3 million, and ISP services revenues remained unchanged.

Outsourcing revenues increased by 33.8%, or $2.4 million, to $9.4 million in 2004, from $7.0 million in 2003. We experienced an increase in outsourcing revenues as a result of continued growth in customer demand for electronic billing and statement outsourcing services. Statement outsourcing revenues increased 13.4% and electronic billing revenues increased 55.0%. Revenue from business outsourcing services increased 73.6%. We were providing business outsourcing services to 16 customers at December 31, 2004, compared to four customers at December 31, 2003.

Costs of Sales. Total costs of sales increased by 2.4%, or $1.2 million, to $49.6 million in 2004, from $48.4 million in 2003. As a percentage of revenues, cost of sales increased to 60.0% for 2004, from 59.5% for 2003.

Cost of system sales decreased by 3.5%, or $1.0 million, to $27.0 million for 2004, from $28.0 million for 2003. This decrease was caused primarily by a decrease in travel expense of $1.2 million as a result of fewer new hospital installations. Payroll related expenses increased $0.5 million as a result of increased average employee headcount needed to support increasing sales volume which occurred in the second half of the year. Cost of equipment also decreased by $0.3 million as a direct result of our decrease in system sales. The gross margin on system sales decreased to 23.2% for 2004, from 29.4% for 2003.

Cost of support and maintenance increased by 5.1%, or $0.8 million, to $16.9 million for 2004, from $16.1 million for 2003. This increase was caused primarily by an increase in depreciation expense of $0.6 million. Payroll related expenses increased $0.4 million as a result of increased average employee headcount needed to support our increasing customer base. Also, telecommunication expenses decreased $0.2 million due to rate adjustments received in 2004. The gross margin on support and maintenance revenues increased to 55.5% for 2004, from 53.4% for 2003. The increase in the gross margin was primarily due to the addition of new customers and with a proportionately smaller increase in support personnel.

Our costs associated with outsourcing services increased 31.4%, or $1.3 million, to $5.6 million in 2004, from $4.3 million in 2003. Salary expense increased $0.7 million due to the full-year expense of additional employees hired during 2003 and additional employees hired in 2004 to support our business office outsourcing services. Postage costs increased $0.5 million as a result an increase in transaction volumes of our statement outsourcing services.

Sales and Marketing Expenses. Sales and marketing expenses decreased 1.2%, or $0.1 million, to $6.0 million in 2004, from $6.1 million in 2003. The decrease was attributable to a decrease in advertising expense.

General and Administrative Expenses. General and administrative expenses increased by 11.3%, or $1.6 million, to $15.8 million for 2004, from $14.2 million for 2003. The increase was due primarily to an increase in employee group health insurance of $0.5 million and salary increases of $0.3 million. Additional expense increases were $1.1 million for bad debt, $0.2 million for taxes and licenses, and $0.1 million for facilities rent. The increases were offset by a decrease of $0.5 million in depreciation expense.

As a result of the foregoing factors, income before taxes decreased by 9.2%, or $1.2 million, to $11.7 million for 2004, from $12.9 million for 2003. This growth rate in income before taxes is less than the growth rate we achieved from 2002 to 2003, primarily because of the slower growth in system sales revenues described above.

2003 Compared to 2002

Revenues. Total revenues increased by 10.2%, or $7.6 million, to $81.3 million for 2003, from $73.7 million for 2002.

System sales revenues increased by 3.7%, or $1.4 million, to $39.7 million in 2003, from $38.3 million in 2002. The increase in system sales revenue was attributable to an increase in the number and size of new customer installations. No costs relating to system sales were deferred under our completed contract method of accounting at December 31, 2003 or 2002 as all contracts were deemed to be substantially complete.

Our 3.7% growth rate in system sales is less than the 23.6% growth rate we achieved from 2001 to 2002. We experienced slowed growth in system sales revenues during 2003 because of adverse financial conditions affecting community hospitals, including a weak Medicare and Medicaid reimbursement environment, high salary costs due to a nationwide shortage of clinical professionals such as nurses and pharmacists, and lower than anticipated patient admissions. Many hospitals delayed making significant information technology purchases due to lack of available capital. Although we added a record 48 new hospital clients in 2003, most hospitals approved purchases for the minimum amount of software needed to begin the installation of an integrated system. These smaller purchases caused the size of our average installation contract to decrease from approximately $650,000 in 2002 to approximately $500,000 in 2002.

Support and maintenance revenues increased by 14.3%, or $4.3 million, to $34.6 million in 2003, from $30.2 million in 2002. The increase in support and maintenance revenues was attributable to an increase in recurring revenues as a result of a larger customer base, as well as an increase in ASP and ISP services volume. We had 490 customers at December 31, 2003, compared to 444 at December 31, 2002. ASP services revenues increased by 21.4%, or $0.4 million, and ISP services revenues increased by 20.8%, or $0.1 million.

Outsourcing revenues increased by 35.4%, or $1.8 million, to $7.0 million in 2003, from $5.2 million in 2002. We experienced an increase in outsourcing revenues as a result of continued growth in customer demand for electronic billing and statement outsourcing services. We initiated business office outsourcing services during the first quarter of 2002 and were providing services to four customers at December 31, 2003.

Costs of Sales. Total costs of sales increased by 12.8%, or $5.5 million, to $48.4 million in 2003, from $42.9 million in 2002. As a percentage of revenues, cost of sales increased to 59.5% for 2003 from 58.2% for 2002.

Cost of system sales increased by 8.5%, or $2.2 million, to $28.0 million for 2003, from $25.8 million for 2002. This increase was caused primarily by an increase in travel expenses of $0.6 million as a direct result of larger system installations requiring larger installation teams. Additionally, payroll related expenses increased $1.0 million as a result of increased employee headcount needed to support increasing sales volume. Cost of equipment also increased by $0.2 million as a direct result of our increase in system sales. The gross margin on system sales decreased to 29.4% for 2003 from 32.6% for 2002.

Cost of support and maintenance increased by 15.8%, or $2.2 million, to $16.1 million for 2003, from $13.9 million for 2002. This increase was caused primarily by an increase in payroll related expenses of $1.9 million as a result of increased employee headcount needed to support our increasing customer base. Also, telecommunication expenses increased $0.1 million due to increased utilization of our ISP services. The gross margin on support and maintenance revenues decreased to 53.4% for 2003 from 54.0% for 2002. The decrease in the gross margin was primarily due to the addition of customer support personnel necessary for the planned expansion of our customer base.

Our costs associated with outsourcing services increased 33.8%, or $1.1 million, to $4.3 million in 2003, from $3.2 million in 2002. Salary expense increased $0.5 million due to the hiring of additional employees to support our business office outsourcing services. Postage cost increased $0.5 million as a result of a postal rate increase and an increase in transaction volumes of our statement outsourcing services.

Sales and Marketing Expenses. Sales and marketing expenses increased 3.2%, or $0.2 million, to $6.1 million in 2003, from $5.9 million in 2002. The increase was attributable to increased commission expense of $0.2 million that resulted from increased sales volumes.

General and Administrative Expenses. General and administrative expenses increased by 11.0%, or $1.4 million, to $14.2 million for 2003, from $12.8 million for 2002. The increase was due primarily to increases in employee group health insurance of $0.5 million and salary increases of $0.3 million. Additional expense increases, which resulted from our continued growth, were $0.3 million for depreciation, $0.1 million for telecommunications and $0.2 million for facilities rent. The increases were offset by a decrease of $0.6 million in bad debt expense. We have also experienced increased expenses of $0.3 million in professional fees, investor relations and directors’ fees.

As a result of the foregoing factors, income before taxes increased by 2.1%, or $0.3 million, to $12.9 million for 2003, from $12.6 million for 2002. This growth rate in income before taxes is less than the growth rate we achieved from 2001 to 2002, primarily because of the slower growth in system sales revenues described above.

Liquidity and Capital Resources

As of February 28, 2005, we had $15.9 million in cash and cash equivalents. This cash reserve plus cash generated from our normal operating activities should be adequate to fund our business for the foreseeable future. Our principal source of liquidity has been cash provided by operating activities. Cash provided by operating activities has been used primarily to fund the growth in our business and, prior to our IPO, to pay S corporation distributions to our stockholders. We paid cash distributions to our pre-IPO stockholders in the aggregate amounts of $0.3 million and $16.9 million in 2003 and 2002, respectively. Because of our strong cash position, our board of directors decided to begin paying a quarterly dividend in 2003. We declared and paid dividends in the aggregate amount of $5.0 million and $2.7 million in 2004 and 2003, respectively. We believe that paying dividends is an effective way of providing an investment return to our stockholders and a beneficial use of our cash.

Net cash provided by operating activities totaled $11.1 million, $8.0 million and $7.0 million for 2004, 2003 and 2002, respectively. In 2004, we experienced significant improvement in our cash collections, which produced a meaningful increase in our cash from operating activities. We also converted to a bi-weekly pay cycle from a semi-monthly payroll cycle in 2004, which resulted in an increase in other liabilities of approximately $1.0 million due to a payroll accrual at year end. Upon the completion of our IPO in 2002, we converted from an S corporation to a C corporation for tax purposes. As a result, some of our cash provided by our operating activities is now required to pay taxes on our income.

Net cash used in investing activities totaled $1.7 million, $2.0 million and $1.9 million for 2004, 2003 and 2002, respectively. In each of those years, we used cash for the purchase of property and equipment.

Net cash used in financing activities totaled $5.0 million, $2.9 million and $0.7 million for 2004, 2003 and 2002, respectively. During 2004, we declared and paid dividends in the aggregate amount of $5.0 million. During 2003, we declared and paid dividends in the aggregate amount of $2.7 million. We also made a final cash distribution to our pre-IPO stockholders in the amount of $0.3 million for previously taxed S corporation income in 2003. During 2002, we received $16.9 million as net proceeds from our IPO. Prior to the IPO, we made cash distributions to our stockholders in the amount of $2.6 million. From the IPO proceeds, we made additional cash distributions to our pre-IPO stockholders in the amount of $14.3 million for previously taxed S corporation income. We also retired outstanding long-term debt in the amount of $0.7 million.

Our days sales outstanding for the years 2004, 2003 and 2002 were 45, 50 and 57, respectively.

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

Related Party Transactions

We lease the majority of our corporate headquarters campus from CP Investments, Inc., an Alabama corporation, the stockholders of which are John Morrissey, John Heyer, Bob O’Donnell, Elissa Stillings, Kevin P. Wilkins, Tabitha M. Wilkins Olzinski, Ellen M. Harvey, Michael K. Muscat, Jr. and Susan M. Slaton. All of these individuals are either stockholders of CPSI, or, in the case of Ms. Stillings, the spouse of a stockholder. In 2004, we paid total lease payments in the amount of $1,344,492 to CP Investments, Inc. Under these lease agreements, we make annual lease payments in the amount of $1,350,888, subject to adjustment as set forth in the agreements. The annual rent payable under these leases has been determined by an independent, third-party appraisal firm. The parties may agree, from time to time, to make adjustments in the annual rent payable under these leases based on subsequent third-party appraisals.

We lease the remainder of our headquarters facilities, which is comprised of one building that houses our dedicated research and development staff, from DJK, LLC, a limited liability company owned by Dennis Wilkins. In 2004, we paid total lease payments in the amount of $40,581 to DJK, LLC. The annual rent payable under this lease has been determined by an independent, third-party appraisal firm.

Contractual Obligations

Our related party real estate leases are our only material contractual obligations requiring payments in the future. Our payments under these leases subsequent to December 31, 2004 will be as follows:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Operating Lease Obligations	$10,273,074	$1,391,664	$2,783,328	$2,783,328	$3,314,754

Off-Balance Sheet Arrangements

We are not currently a party to any material “off-balance sheet arrangement” as defined in Item 303 of Regulation S-K.

Critical Accounting Policies

General. Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We are required to make some estimates and judgments that affect the preparation of these financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, but actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, as amended by SAB 104, Revenue Recognition, and the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, Software Revenue Recognition. SAB 104 and SOP 97-2 require that four basic criteria must be met before revenues can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on our judgment regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause us to determine these criteria are not met for certain future transactions, revenues recognized for any reporting period could be adversely affected.

Backlog

Backlog consists of revenues we reasonably expect to recognize over the next twelve months under existing contracts. The revenues to be recognized may relate to a combination of one-time fees for system sales, and recurring fees for support, outsourcing, ASP and ISP services. As of December 31, 2004, we had a twelve-month backlog of approximately $20.0 million in connection with non-recurring system purchases and approximately $50.8 million in connection with recurring payments under support, outsourcing, ASP and ISP contracts.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123 Accounting for Stock-Based Compensation. SFAS No. 123(R) is effective for public companies for interim or annual periods beginning after June 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective, for us, beginning July 1, 2005. The Company is in the process of evaluating the impact of this standard on the financial statements.

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

The Health Insurance Portability and Accountability Act of 1996, or “HIPAA,” requires, among other things, the Secretary of Health and Human Services, or “HHS,” to adopt national standards to ensure the integrity and confidentiality of health information. HHS’s health data privacy regulations restrict the use and disclosure of personally identifiable health information without the prior informed consent of the patient. In addition, HHS has also issued final regulations establishing national standards for some healthcare-related electronic transactions and uniform code sets to be used in those transactions. While these new standards are in active use by virtually all intermediaries, the regulation leaves some portions of the code at the discretion of the individual intermediaries. This leaves the potential for future changes dictated by not only the federal government but also by the individual intermediaries. In February 2003, HHS issued final rules with respect to information security that would require healthcare providers to implement organizational practices to protect the security of electronically maintained or transmitted health-related information, such as the use of electronic signatures and single sign-on access to information. Customers must be in compliance with these new regulations by April 2005. HHS has also provided a final rule for employer identifiers; however no other rules, proposed or final, have yet been issued with respect to unique health identifiers for providers or patients. We cannot predict the potential impact of proposed rules and rules that have not yet been proposed. In addition to HIPAA, other federal and/or state privacy legislation may be enacted at any time.

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

REPORT OF MANAGEMENT

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. CPSI’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. CPSI’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of CPSI;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of CPSI; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of CPSI’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of CPSI’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management believes that CPSI maintained effective internal control over financial reporting as of December 31, 2004.

CPSI’s independent auditors, Grant Thornton, LLP, have issued an attestation report on management’s assessment of CPSI’s internal control over financial reporting. That report appears on page 43 of this Form 10-K.

REPORT OF GRANT THORNTON, LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING

FIRM, ON FINANCIAL STATEMENTS

The Board of Directors

Computer Programs and Systems, Inc.

We have audited the accompanying balance sheet of Computer Programs and Systems, Inc. as of December 31, 2004, and the related statements of income, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Computer Programs and Systems, Inc. as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II for the year ended December 31, 2004, is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Computer Programs and Systems, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 4, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ Grant Thornton LLP

Atlanta, Georgia

March 4, 2005

REPORT OF GRANT THORNTON LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING

FIRM, ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors

Computer Programs and Systems, Inc.

We have audited management’s assessment included in Management’s Report on Internal Controls Over Financial Reporting included in Computer Programs and Systems, Inc. Form 10K for 2004, that Computer Programs and Systems, Inc. maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Computer Programs and Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Computer Programs and Systems, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the COSO. Also in our opinion, Computer Programs and Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Computer Programs and Systems, Inc. as of December 31, 2004 and the related statements of income, stockholders’ equity, and cash flows for the year then ended and our report dated March 4, 2005 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Atlanta, Georgia

March 4, 2005

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Computer Programs and Systems, Inc.

We have audited the accompanying balance sheet of Computer Programs and Systems, Inc. as of December 31, 2003, and the related statements of income, stockholders’ equity and cash flows for the years ended December 31, 2003 and 2002. Our audits also included the 2003 and 2002 information included in the financial statement schedule listed in the index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Computer Programs and Systems, Inc. at December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the 2003 and 2002 information included in the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

February 3, 2004

Birmingham, Alabama

COMPUTER PROGRAMS AND SYSTEMS, INC.

Balance Sheets

	December 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$13,785,377	$9,472,743
Accounts receivable, net of allowance for doubtful accounts of $1,636,000 and $904,000, respectively	11,764,465	11,916,414
Financing receivables, current portion	974,160	1,112,773
Inventories	1,475,166	1,102,061
Deferred tax assets	1,397,016	1,039,439
Prepaid income taxes	171,574	120,025
Prepaid expenses	437,716	364,384

Total current assets	30,005,474	25,127,839

Property and equipment
Land	936,026	936,026
Maintenance equipment	3,298,140	3,172,303
Computer equipment	4,854,331	4,320,011
Office furniture and equipment	1,481,314	1,391,110
Automobiles	89,934	89,934

	10,659,745	9,909,384
Less accumulated depreciation	(5,204,730)	(4,561,080)

Net property and equipment	5,455,015	5,348,304
Financing receivables	617,657	793,870

Total assets	$36,078,146	$31,270,013

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$969,454	$1,126,334
Deferred revenue	2,602,235	1,633,887
Accrued vacation	1,630,382	1,561,577
Other accrued liabilities	2,323,433	1,129,976

Total current liabilities	7,525,504	5,451,774

Deferred tax liabilities	718,753	66,266

Stockholders’ equity:
Common stock, $0.001 par value; 30,000,000 shares authorized; 10,489,849 shares issued and outstanding	10,490	10,490
Additional paid-in capital	17,292,079	17,289,910
Deferred compensation	(123,345)	(174,385)
Retained earnings	10,654,665	8,625,958

Total stockholders’ equity	27,833,889	25,751,973

Total liabilities and stockholders’ equity	$36,078,146	$31,270,013

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Statements of Income

	Year ended December 31,
	2004	2003	2002
Sales revenues:
System sales	$35,252,410	$39,707,684	$38,309,227
Support and maintenance	38,010,122	34,567,017	30,246,030
Outsourcing	9,401,468	7,028,159	5,188,963

Total sales revenues	82,664,000	81,302,860	73,744,220
Costs of sales:
System sales	27,064,273	28,045,002	25,837,901
Support and maintenance	16,915,781	16,100,525	13,905,072
Outsourcing	5,595,774	4,258,778	3,182,430

Total costs of sales	49,575,828	48,404,305	42,925,403

Gross profit	33,088,172	32,898,555	30,818,817
Operating expenses:
Sales and marketing	6,054,654	6,125,437	5,933,472
General and administrative	15,830,863	14,227,439	12,816,785

Total operating expenses	21,885,517	20,352,876	18,750,257

Operating income	11,202,655	12,545,679	12,068,560
Other income (expense):
Interest income	257,462	216,001	214,044
Miscellaneous income	243,191	121,797	361,682
Interest expense	—	—	(23,677)

Total other income	500,653	337,798	552,049

Income before taxes	11,703,308	12,883,477	12,620,609
Income taxes	4,639,473	5,017,647	1,970,816

Net income	$7,063,835	$7,865,830	$10,649,793

Net income per share - basic	$0.67	$0.75	$1.06

Net income per share - diluted	$0.67	$0.75	$1.06

Weighted average shares outstanding
Basic	10,489,849	10,488,406	10,024,438
Diluted	10,535,555	10,536,929	10,061,765
Unaudited pro forma income data:
Historical income before provision for income taxes			$12,620,609
Pro forma income taxes			4,576,654

Pro forma net income			$8,043,955

Pro forma net income per share - basic			$0.80

Pro forma net income per share - diluted			$0.80

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Statements of Stockholders’ Equity

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2001	9,288,000	9,288	109,811	—	9,917,283	10,036,382

Net income	—	—	—	—	10,649,793	10,649,793
Issuance of common stock	1,200,000	1,200	16,894,396	—	—	16,895,596
Deferred compensation	—	—	255,196	(255,196)	—	—
Amortization of deferred compensation	—	—	—	29,773	—	29,773
Distributions to S corporation shareholders	—	—	—	—	(17,132,508)	(17,132,508)

Balance at December 31, 2002	10,488,000	10,488	17,259,403	(225,423)	3,434,568	20,479,036

Net income	—	—	—	—	7,865,830	7,865,830
Issuance of common stock	1,849	2	30,507	—	—	30,509
Dividends	—	—	—	—	(2,674,440)	(2,674,440)
Amortization of deferred compensation	—	—	—	51,038	—	51,038

Balance at December 31, 2003	10,489,849	$10,490	$17,289,910	$(174,385)	$8,625,958	$25,751,973

Net income	—	—	—	—	7,063,835	7,063,835
Issuance of common stock	—	—	2,169	—	—	2,169
Dividends	—	—	—	—	(5,035,128)	(5,035,128)
Amortization of deferred compensation	—	—	—	51,040	—	51,040

Balance at December 31, 2004	10,489,849	$10,490	$17,292,079	$(123,345)	$10,654,665	$27,833,889

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Statements of Cash Flows

	Year ended December 31,
	2004	2003	2002
Operating Activities
Net income	$7,063,835	$7,865,830	$10,649,793
Adjustments to net income:
Provision for bad debt	732,321	256,790	818,327
Deferred taxes	294,910	33,297	(1,006,470)
Deferred compensation	51,040	51,038	29,773
Depreciation	1,619,792	1,461,039	1,128,454
Changes in operating assets and liabilities:
Accounts receivable	(580,372)	425,307	(5,309,371)
Financing receivables	314,826	275,007	(413,430)
Inventories	(373,105)	513,251	(488,959)
Prepaid expenses	(73,332)	(36,851)	(131,257)
Accounts payable	(156,880)	(967,478)	1,060,463
Deferred revenue	968,348	(713,929)	746,686
Other accrued liabilities	1,262,262	(852,988)	(286,187)
Income taxes payable	(49,380)	(313,571)	193,546

Net cash provided by operating activities	11,074,265	7,996,742	6,991,368

Investing Activities
Purchases of property and equipment	(1,726,503)	(1,982,520)	(1,920,750)

Net cash used in investing activities	(1,726,503)	(1,982,520)	(1,920,750)

Financing Activities
Proceeds from issuance of common stock, net of expenses	—	30,509	16,895,596
Principal payments on note payable	—	—	(749,897)
Dividends paid	(5,035,128)	(2,674,440)	—
Distributions to S corporation shareholders	—	(250,000)	(16,882,508)

Net cash used in financing activities	(5,035,128)	(2,893,931)	(736,809)

Increase in cash and cash equivalents	4,312,634	3,120,291	4,333,809

Cash and cash equivalents at beginning of year	9,472,743	6,352,452	2,018,643

Cash and cash equivalents at end of year	$13,785,377	$9,472,743	$6,352,452

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	$23,677
Cash paid for income taxes	$4,396,112	$5,331,218	$2,783,740

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004

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

The Company does not record revenue upon execution of a sales contract. Each customer initially remits a non-refundable 10% deposit that is recorded as deferred revenue. The customer then pays 40% of the purchase price when the Company commences training on-site at the customer’s facility. When the system becomes operational, the Company bills the remaining 50% of the system purchase price and recognizes revenue for the total amount of the purchase price. Costs relating to system sales revenues are deferred and recognized at the time the related revenues are recognized; however, at December 31, 2004 and 2003, no system sales-related costs were deferred as all contracts were deemed to be substantially complete, or such amounts were not considered to be material. Revenues derived from installation of additional software applications are generally recognized upon installation. Revenues from the sale of hardware are recognized upon the shipment of the product to the customer.

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

Stock Based Compensation

During 2002, the Company adopted the 2002 Stock Option Plan, and in accordance with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow APB No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for employee stock options. Under APB No. 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense was reflected in net income for the year ended December 31, 2004, 2003 or 2002. Had the Company accounted for its stock-based compensation plan based on the fair value of awards at grant date, consistent with the methodology of SFAS No. 123, the Company’s reported net income and income per share for the years ended December 31, 2004, 2003 and 2002 would have been impacted as indicated below. There were no employee stock options granted during the year ended December 31, 2004, 2003 or 2002. The effects of applying SFAS No. 123 on a pro forma basis for the years ended December 31, 2004, 2003 and 2002, are not likely to be representative of the effects on reported pro forma net income for future years as options vest over several years and it is anticipated that additional grants will be made in future years.

	December 31,
	2004	2003	2002
Net income as reported	$7,063,835	$7,865,830	$10,649,793
Add: Stock-based compensation expense, net of tax, included in reported net income	31,900	31,899	18,608
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards	(310,861)	(224,067)	(136,044)

Pro forma net income	$6,784,874	$7,673,662	$10,532,357

Basic and diluted income per share as reported	$0.67	$0.75	$1.06

Pro forma basic and diluted income per share	$0.64	$0.73	$1.05

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs totaled approximately $1,362,000, $1,143,000 and $1,104,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Software Development Costs

According to Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of

Computer Software to be Sold, Leased or Otherwise Marketed, all costs incurred to establish the technological feasibility of a computer software product to be sold, leased or otherwise marketed are research and development costs and are charged to expense during the period when the costs are incurred. Costs incurred subsequent to establishing technological feasibility are capitalized. Capitalization of computer software costs ceases when the product is available for general release to customers. The Company has determined that costs to be capitalized based on SFAS No. 86 are not material. Capitalizable software development costs of approximately $108,000, $189,000 and $104,000 were charged to expense during the years ended December 31, 2004, 2003 and 2002, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising expense was approximately $80,000, $307,000 and $373,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred. Shipping and handling costs totaled approximately $890,000, $764,000 and $664,000 for the years ended December 31, 2004, 2003 and 2002, respectively, and are recorded in general and administrative expenses in the accompanying statements of income.

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

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment, which is a revision of SFAS No. 123 Accounting for Stock-Based Compensation. SFAS No. 123(R) is effective for public companies for interim or annual periods beginning after June 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective, upon us, beginning July 1, 2005. The Company is in the process of evaluating the impact of this standard on the financial statements.

Reclassifications

Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 classifications.

4. DETAILS ON BALANCE SHEET AMOUNTS

Other accrued liabilities are comprised of the following at December 31, 2004 and 2003:

	2004	2003
Accrued salaries and benefits	$1,613,420	$479,677
Accrued commissions	436,307	337,997
Accrued self-insurance claims	244,500	270,100
Other	29,206	42,202

	$2,323,433	$1,129,976

5. NET INCOME PER SHARE

Pro forma net income per share consists of the Company’s historical net income as an S corporation, adjusted for additional income taxes that would have been recorded had the Company operated as a C corporation for the entire period presented. The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. The difference between basic and diluted EPS is solely attributable to stock options. The Company uses the treasury stock method to calculate the impact of outstanding stock options. For the years ended December 31, 2004, 2003, and 2002 these dilutive shares were 45,706, 48,523, and 37,327 respectively.

6. INCOME TAXES

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

The Company provides for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Deferred tax assets and liabilities are comprised of the following at December 31, 2004 and 2003:

	2004	2003
Deferred tax assets:
Accounts receivable	$638,044	$343,402
Accrued liabilities	758,972	696,037

Total deferred tax assets	$1,397,016	$1,039,439

Deferred tax liabilities:
Deferred compensation	$48,104	$66,266
Depreciation	670,649	—

Total deferred tax liabilities	$718,753	$66,266

Significant components of the income tax provision (benefit) for the year ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Current provision:
Federal	$3,560,880	$4,339,486	$2,575,944
State	783,683	644,864	401,342
Deferred provision:
Federal	262,036	29,793	(900,526)
State	32,874	3,504	(105,944)

Total income tax provision	$4,639,473	$5,017,647	$1,970,816

The difference between income taxes at the U.S. federal statutory income tax rate of 35% and those reported in the statement of income for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Income taxes at U. S. Federal statutory rate	$4,096,158	$4,509,217	$4,417,213
State income tax, net of federal tax effect	646,722	427,923	259,869
Impact of graduated tax rates	(100,000)	(100,000)	(100,000)
S corporation	—	—	(1,657,622)
Change in tax status	—	—	(934,262)
Other	(3,407)	180,507	(14,382)

	$4,639,473	$5,017,647	$1,970,816

7. DEFERRED COMPENSATION

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

8. STOCK OPTION PLAN

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

Stock options granted under the 2002 Stock Option Plan to executive officers of the Company become vested as to all of the shares covered by such grant on the fifth anniversary of the grant date and expire on the seventh anniversary of the grant date. Stock options granted under the 2002 Stock Option Plan to employees other than executive officers become vested as to 50% of the shares covered by the option grant on the third anniversary of the grant date and as to 100% of such shares on the fifth anniversary of the grant date. In addition, options become vested upon termination of employment resulting from death, disability or retirement. Such options expire on the seventh anniversary of the grant date.

Under the methodology of SFAS No. 123, the fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes option pricing model. The multiple option approach was used, with assumptions for expected option life of 5 years and 44% expected volatility for the market price of the Company’s stock in 2002. An estimated dividend yield of 3% was used. The risk-free rate of return was determined to be 2.79% in 2002. No options were granted in 2004 or 2003.

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

A summary of stock option activity under the plan is as follows:

	2004		2003
	Shares	Exercise Price	Shares	Exercise Price
Beginning of year	424,759	$16.50	444,998	$16.50
Granted	—	—	—	—
Exercised	—	—	(1,849)	16.50
Forfeited	(24,811)	16.50	(18,390)	16.50

End of year	399,948	$16.50	424,759	$16.50

Exercisable	—	$16.50	312	$16.50

Shares available for future grants under the plan as End of Year		763,536		738,725

Weighted-average grant date fair value		$—		$—

Weighted-average remaining contractual life		4.5 years		5.5 years

9. CONCENTRATION OF CREDIT RISK

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

10. FAIR VALUES OF FINANCIAL INSTRUMENTS

Cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities are reflected in the accompanying financial statements at cost, which approximates fair value because of the short-term maturity of these instruments. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, at December 31, 2004 and 2003 the fair values of the note payable and financing receivables approximate book value.

11. FINANCING RECEIVABLES

The Company leases its information and patient care systems to certain healthcare providers under sales-type leases expiring in various years through 2009. These receivables typically have terms from

2 to 5 years, bear interest at various rates, and are usually collateralized by a security interest in the underlying assets. Since the Company has a history of successfully collecting all amounts due under the original payment terms of these extended payment arrangements without making any concessions to its customers, the Company satisfies the requirement of SOP 97-2 for revenue recognition. The Company’s history with these types of extended payment term arrangements supports management’s assertion that revenues are fixed and determinable and probable of collection.

The components of these lease receivables were as follows on December 31:

	2004	2003
Total minimum lease payments receivable	$1,073,547	$1,690,917
Less unearned income	(171,599)	(232,867)

Lease receivables	901,948	1,458,050
Less current portion	(284,291)	(665,947)

Amounts due after one year	$617,657	$792,103

Future minimum lease payments to be received at December 31, 2004 are as follows:

2005	$357,929
2006	239,627
2007	239,627
2008	181,865
2009	54,499

Total minimum lease payments to be received	1,073,547
Less unearned income	(171,599)

Net leases receivable	$901,948

The Company has also sold information and patient care systems to certain healthcare providers under extended payment terms. These receivables, included in current portion of financing receivables, typically have terms from 3 to 12 months. Total amounts receivable under these arrangements at December 31, 2004 and 2003 were $689,869 and $448,595 (of which $1,768 is included as a long-term asset), respectively.

12. BENEFIT PLANS

In January 1994, the Company adopted the Computer Programs & System, Inc. 401(k) Retirement Plan that covers all eligible employees of the Company who have completed one year of service. The plan allows eligible employees to contribute up to 15% of their pre-tax earnings up to the statutory limit prescribed by the Internal Revenue Service. The Company matches the first $1,000 contribution per participant plus a discretionary amount determined by the Company. The Company contributed approximately $1,059,000, $935,000 and $816,000 to the plan for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company provides certain health and medical benefits to eligible employees, their spouses and dependents pursuant to a benefit plan funded by the Company. Each participating employee contributes to the Company’s costs associated with such benefit plan. The Company’s obligation to fund this benefit plan and pay for these benefits is limited through the Company’s purchase of an insurance policy from a third-party insurer. The amount established as a reserve is intended to recognize the Company’s estimated obligations with respect to its payment of claims and claims incurred but not yet reported under the benefit plan. Management believes that the recorded liability for medical self-insurance at December 31, 2004 and 2003 is adequate to cover the losses and claims incurred, but these reserves are necessarily based on estimates and the amount ultimately paid may be more or less than such estimates.

13. OPERATING LEASES

The Company leases certain real property, all of which is owned by entities that are owned by one or more stockholders of the Company. The lease agreements have terms of ten years and expire on or before June 2013. For the second five years of the leases, the rental may be adjusted with consent of the landlord and the Company. If mutual consent cannot be obtained, the rental for the second five years will remain the same as the first five years. For the years ended December 31, 2004, 2003 and 2002, total rent expense paid to related parties was approximately $1,385,000, $1,325,000 and $1,112,000, respectively.

The future minimum lease payments payable under operating leases subsequent to December 31, 2004 are as follows:

2005	$1,391,664
2006	1,391,664
2007	1,391,664
2008	1,391,664
2009	1,391,664
Thereafter	3,314,754

$10,273,074

14. CONTINGENCIES

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. Management does not expect this to have a material adverse effect on the Company’s financial statements.

15. SUBSEQUENT EVENT

On February 1, 2005, the Company announced a dividend for the first quarter of 2005 in the amount of $0.22 per share.

16. QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a summary of our results of operations for our eight most recent quarters ended December 31, 2004. The information for each of these quarters is unaudited and has been prepared on a basis consistent with the audited financial statements. This information includes all adjustments, consisting only of normal recurring adjustments, we consider necessary for fair presentation of this information when read in conjunction with the audited financial statements and related notes. Our operating results have varied on a quarterly basis and may fluctuate significantly in the future.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands except for share and per share data)
Year Ended December 31, 2004
Sales revenues	$18,212	$19,014	$21,132	$24,306
Gross profit	6,496	7,542	8,422	10,628
Operating income	1,139	2,353	3,337	4,374
Net income	755	1,450	2,086	2,774
Net income per share
Basic	0.07	0.14	0.20	0.26
Diluted	0.07	0.14	0.20	0.26
Weighted average shares outstanding
Basic	10,489,849	10,489,849	10,489,849	10,489,849
Diluted	10,527,101	10,531,893	10,533,388	10,549,706

Year Ended December 31, 2003
Sales revenues	$20,075	$19,908	$19,591	$21,729
Gross profit	8,037	8,320	7,319	9,223
Operating income	3,224	3,308	2,278	3,735
Net income	2,071	2,112	1,461	2,222
Net income per share
Basic	0.20	0.20	0.14	0.21
Diluted	0.20	0.20	0.14	0.21
Weighted average shares outstanding
Basic	10,488,000	10,488,000	10,488,000	10,488,181
Diluted	10,569,223	10,543,577	10,524,832	10,510,879

SCHEDULE II

COMPUTER PROGRAMS AND SYSTEMS, INC.

VALUATION OF QUALIFYING ACCOUNTS

Description		Balance at beginning of period	(1) Additions charged to cost and expenses	(2) Deductions	Balance at end of period
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet	2002	$532,000	$818,000	$582,000	$768,000
	2003	768,000	257,000	121,000	904,000
	2004	904,000	1,119,000	387,000	1,636,000

(1)	Adjustments to allowance for change in estimates.
(2)	Uncollectible accounts written off, net of recoveries.

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

There have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

This report is included in Item 8 on page 41 and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

This report is included in Item 8 on page 43 and is incorporated herein by reference.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We have adopted a Code of Business Conduct and Ethics applicable to all of our directors, officers (including our Chief Executive Officer and senior financial officers) and employees. We have also adopted a separate code of ethics with additional guidelines and responsibilities applicable to our Chief Executive Officer and senior financial officers, known as the Code of Ethics for CEO and Senior Financial Officers. Copies of the Code of Business Conduct and Ethics and the Code of Ethics for CEO and Senior Financial Officers are incorporated by reference in this Form 10-K as Exhibit 14.1 and Exhibit 14.2, respectively.

Other information required by this Item regarding Executive Officers is included in Part I of this Form 10-K under the caption “Executive Officers” in accordance with Instruction 3 of the Instructions to Paragraph (b) of Item 401 of Regulation S-K.

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Certain of the information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) and (d) - Financial Statements and Financial Statement Schedules.

Financial Statements: The Financial Statements and related Financial Statements Schedule of CPSI are included herein in Part II, Item 8.

(a)(3) and (b) – Exhibits.

The exhibits listed on the Exhibit Index at page 65 of this Form 10-K are filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 15th day of March, 2005.

COMPUTER PROGRAMS AND SYSTEMS, INC.

By:	/s/ David A. Dye
David A. Dye
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ John Morrissey John Morrissey	Chairman of the Board and Director	March 9, 2005

/s/ David A. Dye David A. Dye	President, Chief Executive Officer and Director (principal executive officer)	March 15, 2005

/s/ J. Boyd Douglas J. Boyd Douglas	Executive Vice President, Chief Operating Officer and Director	March 15, 2005

/s/ M. Stephen Walker M. Stephen Walker	Vice President - Finance and Chief Financial Officer	March 15, 2005

/s/ Darrell G. West Darrell G. West	Controller (principal accounting officer)	March 15, 2005

/s/ Dennis P. Wilkins Dennis P. Wilkins	Director	March 7, 2005

/s/ M. Kenny Muscat M. Kenny Muscat	Director	March 9, 2005

/s/ Ernest F. Ladd, III Ernest F. Ladd, III	Director	March 9, 2005

/s/ W. Austin Mulherin, III W. Austin Mulherin, III	Director	March 7, 2005

/s/ William R. Seifert, II William R. Seifert, II	Director	March 15, 2005

/s/ Hal L. Daugherty Hal L. Daugherty	Director	March 15, 2005

/s/ John C. Johnson John C. Johnson	Director	March 8, 2005

/s/ Charles P. Huffman Charles P. Huffman	Director	March 15, 2005

Exhibit Index

Exhibit Number	Description
3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Bylaws (filed as Exhibit 3.6 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

10.1	Real Property Lease, dated April 1, 2002, between CPSI and CP Investments, Inc. (filed as Exhibit 10.1 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

10.2	Real Property Lease dated April 1, 2002, between CPSI and DJK, LLC (filed as Exhibit 10.2 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

10.3*	2002 Stock Option Plan (filed as Exhibit 10.3 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

10.4*	Form of Non-Qualified Stock Option Agreement for executive officers (filed as Exhibit 10.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

10.5	Form of Indemnity Agreement entered into by CPSI and each of its non-employee directors (filed as Exhibit 10.1 to CPSI’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 and incorporated herein by reference)

10.6	Real Property Lease, dated October 1, 2002, between CPSI and CP Investments, Inc. (filed as Exhibit 10.10 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2002 and incorporated herein by reference)

10.7	Real Property Lease, dated November 1, 2002, between CPSI and CP Investments, Inc. (filed as Exhibit 10.11 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2002 and incorporated herein by reference)

10.8	Real Property Lease, dated June 16, 2002, between CPSI and CP Investments, Inc. (filed as Exhibit 10.12 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2003 and incorporated herein by reference)

14.1	Code of Business Conduct and Ethics (filed as Exhibit 14.1 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2003 and incorporated herein by reference)

14.2	Code of Ethics for CEO and Senior Financial Officers (filed as Exhibit 14.2 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2003 and incorporated herein by reference)

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Compensation plan or agreement