Form 10-Q
period 2005-03-31
COMPUTER PROGRAMS & SYSTEMS INC
filed 2005-05-03
CIK 1169445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005.

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

As of April 29, 2005, there were 10,489,849 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Form 10-Q

(For the period ended March 31, 2005)

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED BALANCE SHEETS (Unaudited)

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$11,097,813	$13,785,377
Investments	6,102,728	—
Accounts receivable, net of allowance for doubtful accounts of $1,377,000 and $1,636,000, respectively	11,779,451	11,764,465
Financing receivables, current portion	1,237,611	974,160
Inventories	1,603,938	1,475,166
Deferred tax assets	1,377,274	1,397,016
Prepaid income taxes	—	171,574
Prepaid expenses	226,645	437,716

Total current assets	33,425,460	30,005,474

Property and equipment
Land	936,026	936,026
Maintenance equipment	3,473,238	3,298,140
Computer equipment	5,249,190	4,854,331
Office furniture and equipment	1,608,753	1,481,314
Automobiles	89,934	89,934

	11,357,141	10,659,745
Less accumulated depreciation	(5,632,207)	(5,204,730)

Net property and equipment	5,724,934	5,455,015
Financing receivables	557,751	617,657

Total assets	$39,708,145	$36,078,146

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,588,837	$969,454
Deferred revenue	3,060,840	2,602,235
Accrued vacation	1,754,629	1,630,382
Other accrued liabilities	2,484,060	2,323,433
Income taxes payable	1,380,519	—

Total current liabilities	10,268,885	7,525,504

Deferred tax liabilities	694,288	718,753

Stockholders’ equity:
Common stock, par value $0.001 per share; 30,000,000 shares authorized; 10,489,849 shares issued and outstanding	10,490	10,490
Additional paid-in capital	17,292,079	17,292,079
Deferred compensation	(110,585)	(123,345)
Accumulated other comprehensive loss	(27,752)	—
Retained earnings	11,580,740	10,654,665

Total stockholders’ equity	28,744,972	27,833,889

Total liabilities and stockholders’ equity	$39,708,145	$36,078,146

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three months ended March 31,
	2005	2004
Sales revenues:
System sales	$12,642,831	$7,103,937
Support and maintenance	10,192,293	9,254,338
Outsourcing	3,561,455	1,853,935

Total sales revenues	26,396,579	18,212,210

Costs of sales:
System sales	7,955,288	6,433,277
Support and maintenance	4,564,421	4,144,403
Outsourcing	1,961,405	1,138,792

Total costs of sales	14,481,114	11,716,472

Gross profit	11,915,465	6,495,738

Operating expenses:
Sales and marketing	1,834,650	1,284,335
General and administrative	4,868,249	4,072,526

Total operating expenses	6,702,899	5,356,861

Operating income	5,212,566	1,138,877

Other income (expense):
Interest income	109,816	62,068
Miscellaneous income	64,873	9,282

Total other income	174,689	71,350

Income before taxes	5,387,255	1,210,227

Income taxes	2,153,413	455,312

Net income	$3,233,842	$754,915

Net income per share - basic	$0.31	$0.07

Net income per share - diluted	$0.31	$0.07

Weighted average shares outstanding
Basic	10,489,849	10,489,849
Diluted	10,574,145	10,527,101

Dividends declared per share	$0.22	$0.12

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholder’s Equity
Balance at December 31, 2004	10,489,849	$10,490	$17,292,079	$(123,345)	$—	$10,654,665	$27,833,889

Net Income						3,233,842	3,233,842
Dividends						(2,307,767)	(2,307,767)
Unrealized gain/loss on assets held for sale, net of tax of $17,743					(27,752)		(27,752)
Amortization of deferred compensation				12,760			12,760

Balance at March 31, 2005	10,489,849	$10,490	$17,292,079	$(110,585)	$(27,752)	$11,580,740	$28,744,972

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended March 31
	2005	2004
Operating Activities
Net income	$3,233,842	$754,915
Adjustments to net income:
Provision for bad debt	(259,202)	143,500
Deferred taxes	13,020	(20,661)
Deferred compensation	12,760	12,761
Depreciation	427,477	404,333
Changes in operating assets and liabilities:
Accounts receivable	244,216	2,105,263
Financing receivables	(203,545)	(477,016)
Inventories	(128,772)	10,848
Prepaid expenses	211,071	195,486
Accounts payable	619,383	332,921
Deferred revenue	458,605	(195,405)
Other liabilities	284,874	(353,036)
Income taxes payable	1,552,093	433,805

Net cash provided by operating activities	6,465,822	3,347,714

Investing Activities
Purchases of property and equipment	(697,396)	(380,599)
Purchases of investments	(6,148,223)	—

Net cash used in investing activities	(6,845,619)	(380,599)

Financing Activities
Dividends paid	(2,307,767)	(1,258,783)

Net cash used in financing activities	(2,307,767)	(1,258,783)

Increase in cash and cash equivalents	(2,687,564)	1,708,332

Cash and cash equivalents at beginning of period	13,785,377	9,472,743

Cash and cash equivalents at end of period	$11,097,813	$11,181,075

Cash paid for income taxes	$588,300	$—

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

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

Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2004 and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

2.	REVENUE RECOGNITION

The Company’s revenue is generated from three sources:

•	the sale of information systems, which includes software, conversion and installation services, hardware, peripherals, forms and supplies.

•	the provision of system support services, which includes software application support, hardware maintenance, continuing education, application service provider (“ASP”) products, and internet service provider (“ISP”) products.

•	the provision of outsourcing services, which includes electronic billing, statement processing, and business office outsourcing.

Depending upon the terms of the contract, revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101 (“SAB 101”), Revenue Recognition in Financial Statements, as amended by SAB 104, Revenue Recognition, the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition, and SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, which states that revenue should be recognized when persuasive evidence of an agreement exists, the product or service has been delivered, fees and prices are fixed and determinable, collectibility is probable, and when all other significant obligations have been fulfilled.

For contracts involving multiple deliverables, where the deliverables are governed by more than one authoritative accounting standard, the Company generally applies the FASB Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), and evaluates each deliverable to determine whether it represents a separate unit of accounting based on the following criteria: (a) whether the delivered item has value to the customer on a standalone basis, and (b) where there is vendor specific objective evidence (“VSOE”) of the fair value of the undelivered item(s). If VSOE of fair value exists for all units of accounting in the contract, which is based on prices charged when the element is sold separately, revenue is allocated to each unit of accounting or element based on relative fair values. Revenue related to post-contract support, including technical support and unspecified when-and-if available software upgrades (“PCS”), is recognized ratably over the PCS term.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

In situations where there is VSOE of fair value for all undelivered elements, but not for the delivered elements, the residual method is used to allocate the contract consideration. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. Each unit of accounting is then accounted for under the applicable revenue recognition guidance.

Revenue for hardware is recognized under SAB 104. Under SAB 104, revenue is recognized provided that persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectibility is reasonably assured. For hardware, delivery is considered to have occurred upon shipment provided that risk of loss has been transferred to the customer.

Revenue for ISP, ASP, and outsourcing services are recognized in the period in which the services are performed.

3.	DETAILS OF BALANCE SHEET AMOUNTS

Other accrued liabilities are comprised of the following:

	March 31, 2005	December 31, 2004
Salaries and benefits	$1,874,515	$1,613,420
Commissions	290,000	436,307
Self-insurance reserves	300,000	244,500
Other	19,545	29,206

	$2,484,060	$2,323,433

4.	INVESTMENTS

The Company accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, investments are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholder’s equity. The Company’s management determines the appropriate classifications of investments in fixed maturity securities at the time of acquisition and re-evaluates the classifications at each balance sheet date. The Company’s investments in fixed maturity securities are classified as available-for-sale.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

Investments are comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short term investments	$106,540	$—	$—	$106,540
Obligations of U.S. Treasury, U.S. government corporation and agencies	3,095,874	563	15,393	3,081,044
Corporate bonds	2,945,809	—	30,665	2,915,144

	$6,148,223	$563	$46,058	$6,102,728

Shown below are the amortized cost and estimated fair value of securities with fixed maturities at March 31, 2005, by contract maturity date. Actual maturities may differ from contractual maturities because issuers of certain securities retain early call or prepayment rights.

	Amortized Cost	Fair Value
Due in 2005	$1,594,385	$1,594,072
Due in 2006	2,743,044	2,715,215
Due in 2007	703,663	697,560
Due in 2008	1,000,591	989,341

	$6,041,683	$5,996,188

5.	NET INCOME PER SHARE

The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. The difference between basic and diluted EPS is solely attributable to stock options. The Company uses the treasury stock method to calculate the impact of outstanding stock options. For the three month periods ended March 31, 2005 and 2004, these dilutive shares were 84,296 and 37,252 respectively.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

6.	INCOME TAXES

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. Deferred tax assets and liabilities are comprised of the following:

	2005	2004
Deferred tax assets:
Accounts receivable	$536,955	$638,044
Accrued liabilities	822,576	758,972
Accrued liabilities	17,743	—

Total deferred tax assets	$1,377,274	$1,397,016

Deferred tax liabilities:
Deferred compensation	$43,128	$48,104
Depreciation	651,160	670,649

Total deferred tax liabilities	$694,288	$718,753

Significant components of the Company’s income tax provision for the three months ended March 31 are as follows:

	2005	2004
Current provision:
Federal	$1,773,833	$411,811
State	366,560	64,162
Deferred provision:
Federal	11,685	(18,486)
State	1,335	(2,175)

Total income tax provision	$2,153,413	$455,312

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

The difference between income taxes at the U. S. federal statutory income tax rate of 35% and those reported in the condensed statements of income for the three months ended March 31 are as follows:

	2005	2004
Income taxes at U. S. Federal statutory rate	$1,885,539	$411,477
State income tax, net of federal tax effect	238,264	40,911
Other	29,610	2,924

Total income tax provision	$2,153,413	$455,312

7.	STOCK BASED COMPENSATION

The Company measures compensation expense related to stock based compensation using the intrinsic value method. Accordingly, no stock-based employee compensation expense is reflected in net income if the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant. Had the Company accounted for its stock-based compensation plan based on the fair value of awards at grant date consistent with the methodology of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (“SFAS 123”), the Company’s reported net income and income per share for the three months ended March 31, 2005 and 2004 would have been impacted as indicated below:

	Three months ended March 31
	2005	2004
Net income as reported	$3,233,842	$754,915
Add: Stock-based compensation expense, net of tax, included in reported net income	7,784	7,975
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(64,136)	(117,880)

Pro forma net income	$3,177,490	$645,010

Basic and diluted income per share as reported	$0.31	$0.07

Pro forma basic and diluted income per share	$0.30	$0.06

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

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

Under the methodology of SFAS 123, the fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes option pricing model. The multiple option approach was used, with assumptions for expected option life of 5 years and 44% expected volatility for the market price of the Company’s stock in 2002. An estimated dividend yield of 3% was used. The risk-free rate of return was determined to be 2.79% in 2002.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because subjectivity of assumptions can materially affect estimates of fair value, the Company believes the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

The weighted average grant date fair value of options granted to employees under the 2002 Stock Option Plan during 2002 was $5.30. There were no options granted under the plan during the three months ended March 31, 2005.

A summary of stock option activity under the plan during the three month periods ended March 31, 2005 and 2004 is as follows:

	March 31, 2005		March 31, 2004
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of period	399,948	$16.50	424,759	$16.50
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(5,832)	16.50	(6,778)	16.50

Outstanding at end of period	394,116	$16.50	417,981	$16.50

Exercisable at end of period	—	$—	312	$16.50

Shares available for future grants under the plan at end of period		769,368		745,503

Weighted-average remaining contractual life		4.25		5.25

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

8.	COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, requires the disclosure of certain revenue, expenses, gains and losses that are excluded from net income in accordance with accounting principles generally accepted in the United States of America. Total comprehensive income for the three months ended March 31, 2005 and 2004 are as follows:

	Three months ended March 31
	2005	2004
Net income as reported	$3,233,842	$754,915
Other comprehensive income:
Unrealized loss on investments, net of taxes	(27,752)	—

Total comprehensive income	$3,206,090	$754,915

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

Additional information concerning these and other factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

Overview

We are a healthcare information technology company that designs, develops, markets, installs and supports computerized information technology systems to meet the unique demands of small and midsize hospitals. Our target market includes acute care community hospitals with 300 or fewer beds and small specialty hospitals. We are a single-source vendor providing comprehensive software and hardware products, complemented by data conversion, complete installation and extensive support. Our fully integrated, enterprise-wide system automates the management of clinical and financial data across the primary functional areas of a hospital. In addition, we provide services that enable our customers to outsource certain data-related business processes which we can perform more efficiently. We believe our products and services enhance hospital performance in the critical areas of clinical care, revenue cycle management, cost control and regulatory compliance. From our initial hospital installation in 1981, we have grown to serve more than 540 hospital customers across 45 states and the District of Columbia. In the three months ended March 31, 2005, we generated revenues of $26.4 million from the sale of our products and services.

Results of Operations

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

Revenues. Total revenues increased by 44.9%, or $8.2 million, to $26.4 million for the three months ended March 31, 2005, from $18.2 million for the three months ended March 31, 2004.

System sales revenues increased by 78.0%, or $5.5 million, to $12.6 million for the three months ended March 31, 2005, from $7.1 million for the three months ended March 31, 2004. This increase was primarily due to an increase in the number of new system installations. The average installation size also increased. This increase also reflects two ASP implementations during the first quarter of 2004, in which revenues are recognized over the life of the contract.

Support and maintenance revenues increased by 10.1%, or $0.9 million, to $10.2 million for the three months ended March 31, 2005, from $9.3 million for the three months ended March 31, 2004. This increase was attributable to an increase in recurring revenues as a result of a larger customer base and also an increase in the volume of ASP services.

Outsourcing revenues increased by 92.1%, or $1.7 million, to $3.6 million for the three months ended March 31, 2005, from $1.9 million for the three months ended March 31, 2004. We experienced an increase in outsourcing revenues as a result of continued growth in customer demand for electronic billing and business office outsourcing services. We were providing business office outsourcing services to fifteen customers at March 31, 2005, compared to four customers at March 31, 2004.

Costs of Sales. Total costs of sales increased by 23.6%, or $2.8 million, to $14.5 million for the three months ended March 31, 2005, from $11.7 million for the three months ended March 31, 2004. As a percentage of total revenues, costs of sales decreased to 54.9% for the three months ended March 31, 2005 from 64.3% for the three months ended March 31, 2004. The size of our average new installation contract increased. We also experienced an increase in the number of new system installations which produced a higher profit margin.

Cost of system sales increased by 23.7%, or $1.6 million, to $8.0 million for the three months ended March 31, 2005, from $6.4 million for the three months ended March 31, 2004. Cost of equipment increased $0.7 million as a result of an increase in equipment sales. Payroll related expenses increased $0.3 million as a result of annual salary increases and an increase in the number of employees. The gross margin on system sales increased to 37.1% for the three months ended March 31, 2005, from 9.4% for the three months ended March 31, 2004.

Cost of support and maintenance increased by 10.1%, or $0.5 million, to $4.6 million for the three months ended March 31, 2005, from $4.1 million for the three months ended March 31, 2004. This increase was caused primarily by an increase of $0.3 million in payroll related expenses as a result of annual salary increases and an increase in the number of employees. General departmental expenses increased $0.2 million as a result of our increasing customer base. The gross margin on support and maintenance revenues was 55.2% for the three months ended March 31, 2005, the same as for the three months ended March 31, 2004.

Our costs associated with outsourcing services increased by 72.2%, or $0.9 million, to $2.0 million for the three months ended March 31, 2005, from $1.1 million for the three months ended March 31, 2004. This increase was caused primarily by an increase of $0.6 million in payroll related expenses as a result of an increase in the number of employees needed to support our growing business office outsourcing operations and electronic billing operations. Postage cost increased $0.2 million resulting from an increase in transaction volumes of our statement outsourcing services.

Sales and Marketing Expenses. Sales and marketing expenses increased by 42.8%, or $0.5 million, to $1.8 million for the three months ended March 31, 2005, from $1.3 million for the three months ended March 31, 2004. The increase was attributable to increased commission expense of $0.5 million which resulted from an increase in system sales revenue.

General and Administrative Expenses. General and administrative expenses increased 19.5%, or $0.8 million, to $4.9 million for the three months ended March 31, 2005, from $4.1 million for the three months ended March 31, 2004. The increase in expense was related to increased legal and accounting fees of $0.2 million which resulted from increased audit related fees. Additional expense increases were related to bad debts which increased $0.4 million, payroll related expenses which increased $0.1 million and shipping costs which increased $0.1 million.

As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses decreased to 25.4% for the three months ended March 31, 2005, from 29.4% for three months ended March 31, 2004.

Net Income. Net income for the three months ended March 31, 2005 increased by 328.4%, or $2.4 million, to $3.2 million, or $0.31 per diluted share, as compared with net income of $0.8 million, or $0.07 per diluted share, for the three months ended March 31, 2004. Net income represents 12.3% of revenue for the three months ended March 31, 2005, as compared to 4.1% of revenue for the three months ended March 31, 2004. This increase in net income is attributable to an increase in the number of new system installations and also an increase in the average installation size, as described above.

Liquidity and Capital Resources

At March 31, 2005, we had cash and cash equivalents of $11.1 million, compared with $11.2 million at March 31, 2004. Net cash provided by operating activities for the three months ended March 31, 2005 was $6.5 million, compared to $3.3 million for the three months ended March 31, 2004. The increase was primarily due to increases in net income, accounts payable, income taxes payable and deferred revenue.

Net cash used in investing activities totaled $6.8 million for the three months ended March 31, 2005, compared to $0.4 million for the three months ended March 31, 2004. We used cash primarily for the purchase of $6.1 million in investments which are included on the balance sheet as assets available for sale. We also invested $0.7 million in fixed assets.

Net cash used in financing activities totaled $2.3 million for the three months ended March 31, 2005, compared to $1.3 million for the three months ended March 31, 2004, as a result of dividends that we declared and paid during the quarter.

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

Off Balance Sheet Arrangements

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

As of March 31, 2005, the Company had no borrowings and is, therefore, not subject to interest rate risks related to debt instruments.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are involved in routine litigation that arises in the ordinary course of business. We currently are involved in a litigated dispute relating to the installation of a hospital information system that, if resolved unfavorably, could have a negative impact on our results of operations at some point in the future. However, management believes that this dispute will not have a material adverse effect on our business or financial condition. We are not currently involved in any other litigation that we believe could reasonably be expected to have a material adverse effect on our business, financial condition, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	None.

(c)	None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

(a)	Exhibits.

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Bylaws (filed as Exhibit 3.6 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Date: May 3, 2005	By:	/s/ David A. Dye
David A. Dye
President and Chief Executive Officer

Date: May 3, 2005	By:	/s/ M. Stephen Walker
M. Stephen Walker
Vice President - Finance and Chief Financial Officer

Exhibit Index

No.	Exhibit
3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Bylaws (filed as Exhibit 3.6 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002