Form 10-Q
period 2005-06-30
COMPUTER PROGRAMS & SYSTEMS INC
filed 2005-07-29
CIK 1169445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005.

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

As of July 22, 2005, there were 10,599,707 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Form 10-Q

(For the period ended June 30, 2005)

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,003,184	$13,785,377
Investments	6,154,724	—
Accounts receivable, net of allowance for doubtful accounts of $1,551,000 and $1,636,000, respectively	12,874,539	11,764,465
Financing receivables, current portion	1,723,089	974,160
Inventories	1,805,975	1,475,166
Deferred tax assets	1,475,936	1,397,016
Prepaid income taxes	985,522	171,574
Prepaid expenses	418,379	437,716

Total current assets	35,441,348	30,005,474
Property and equipment
Land	936,026	936,026
Maintenance equipment	3,680,023	3,298,140
Computer equipment	5,414,664	4,854,331
Office furniture and equipment	1,715,857	1,481,314
Automobiles	89,934	89,934

	11,836,504	10,659,745
Less accumulated depreciation	(6,041,472)	(5,204,730)

Net property and equipment	5,795,032	5,455,015
Financing receivables	497,844	617,657

Total assets	$41,734,224	$36,078,146

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,788,217	$969,454
Deferred revenue	2,700,715	2,602,235
Accrued vacation	1,835,591	1,630,382
Other accrued liabilities	2,258,573	2,323,433

Total current liabilities	8,583,096	7,525,504

Deferred tax liabilities	677,467	718,753

Stockholders’ equity:
Common stock, par value $0.001 per share; 30,000,000 shares authorized; 10,598,991 and 10,489,849 shares issued and outstanding	10,599	10,490
Additional paid-in capital	19,904,866	17,292,079
Deferred compensation	(97,825)	(123,345)
Accumulated other comprehensive loss	(26,424)	—
Retained earnings	12,682,445	10,654,665

Total stockholders’ equity	32,473,661	27,833,889

Total liabilities and stockholders’ equity	$41,734,224	$36,078,146

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Sales revenues:
System sales	$12,656,010	$7,686,047	$25,298,841	$14,789,984
Support and maintenance	10,514,113	9,309,425	20,706,406	18,563,762
Outsourcing	3,800,328	2,018,522	7,361,783	3,872,457

Total sales revenues	26,970,451	19,013,994	53,367,030	37,226,203

Costs of sales:
System sales	8,466,538	6,146,094	16,421,825	12,579,371
Support and maintenance	4,673,497	4,113,057	9,237,919	8,257,460
Outsourcing	2,125,152	1,212,724	4,086,557	2,351,516

Total costs of sales	15,265,187	11,471,875	29,746,301	23,188,347

Gross profit	11,705,264	7,542,119	23,620,729	14,037,856

Operating expenses:
Sales and marketing	1,774,707	1,445,136	3,609,357	2,729,471
General and administrative	4,363,752	3,744,071	9,232,001	7,816,597

Total operating expenses	6,138,459	5,189,207	12,841,358	10,546,068

Operating income	5,566,805	2,352,912	10,779,371	3,491,788

Other income (expense):
Interest income	144,619	56,170	254,435	118,238
Miscellaneous income	(59,566)	69,593	5,306	78,875

Total other income	85,053	125,763	259,741	197,113

Income before taxes	5,651,858	2,478,675	11,039,112	3,688,901

Income taxes	2,242,385	1,029,040	4,395,798	1,484,352

Net income	$3,409,473	$1,449,635	$6,643,314	$2,204,549

Net income per share - basic	$0.32	$0.14	$0.63	$0.21

Net income per share - diluted	$0.32	$0.14	$0.63	$0.21

Weighted average shares outstanding
Basic	10,527,568	10,489,849	10,508,813	10,489,849
Diluted	10,613,001	10,531,893	10,593,680	10,529,497

Dividends declared per share	$0.22	$0.12	$0.44	$0.24

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2004	10,489,849	$10,490	$17,292,079	$(123,345)	$—	$10,654,665	$27,833,889

Net Income						6,643,314	6,643,314
Dividends						(4,615,534)	(4,615,534)
Unrealized loss on investments held for sale, net of tax of $16,893					(26,424)		(26,424)
Amortization of deferred compensation				25,520			25,520
Issuance of common stock	109,142	109	1,800,734				1,800,843
Income tax benefit from stock option exercises			812,053				812,053

Balance at June 30, 2005	10,598,991	$10,599	$19,904,866	$(97,825)	$(26,424)	$12,682,445	$32,473,661

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30,
	2005	2004
Operating Activities
Net income	$6,643,314	$2,204,549
Adjustments to net income:
Provision for bad debt	669,505	322,694
Deferred taxes	(103,312)	121,129
Deferred compensation	25,520	25,520
Income tax benefit from stock option exercise	812,053	2,169
Depreciation	873,280	813,840
Changes in operating assets and liabilities:
Accounts receivable	(1,779,579)	1,041,614
Financing receivables	(629,116)	(212,396)
Inventories	(330,809)	(130,347)
Prepaid expenses	19,337	90,135
Accounts payable	818,763	(48,457)
Deferred revenue	98,480	(14,147)
Other liabilities	140,348	(109,543)
Income taxes payable	(813,948)	540,628

Net cash provided by operating activities	6,443,836	4,647,388

Investing Activities
Purchases of property and equipment	(1,213,297)	(630,466)
Purchases of investments	(6,198,041)	—

Net cash used in investing activities	(7,411,338)	(630,466)

Financing Activities
Proceeds from exercise of stock options, net	1,800,843	—
Dividends paid	(4,615,534)	(2,517,564)

Net cash used in financing activities	(2,814,691)	(2,517,564)

(Decrease)/increase in cash and cash equivalents	(3,782,193)	1,499,358

Cash and cash equivalents at beginning of period	13,785,377	9,472,743

Cash and cash equivalents at end of period	$10,003,184	$10,972,101

Cash paid for income taxes	$4,501,006	$976,145

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

Revenue for ISP, ASP, and outsourcing services are recognized in the period in which the services are performed.

3. DETAILS ON BALANCE SHEET AMOUNTS

Other accrued liabilities are comprised of the following:

	June 30, 2005	December 31, 2004
Salaries and benefits	$1,440,620	$1,613,420
Commissions	373,000	436,307
Self-insurance reserves	300,000	244,500
Other	144,953	29,206

	$2,258,573	$2,323,433

4. INVESTMENTS

The Company accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, investments are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders’ equity. The Company’s management determines the appropriate classifications of investments in fixed maturity securities at the time of acquisition and re-evaluates the classifications at each balance sheet date. The Company’s investments in fixed maturity securities are classified as available-for-sale.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

Investments are comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short term investments	$74,427	$—	$—	$74,427
Obligations of U.S. Treasury, U.S. government corporation and agencies	3,185,839	3,633	5,047	3,184,425
Corporate bonds	2,937,776	—	41,904	2,895,872

	$6,198,042	$3,633	$46,951	$6,154,724

Shown below are the amortized cost and estimated fair value of securities with fixed maturities at June 30, 2005, by contract maturity date. Actual maturities may differ from contractual maturities because issuers of certain securities retain early call or prepayment rights.

	Amortized Cost	Fair Value
Due in 2005	$1,603,946	$1,600,385
Due in 2006	2,727,221	2,688,996
Due in 2007	703,193	699,036
Due in 2008	1,089,255	1,091,880

	$6,123,615	$6,080,297

5. NET INCOME PER SHARE

The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. The difference between basic and diluted EPS is solely attributable to stock options. The Company uses the treasury stock method to calculate the impact of outstanding stock options. For the three and six month periods ended June 30, 2005, these dilutive shares were 85,433 and 84,867 respectively. For the three and six month periods ended June 30, 2004, these dilutive shares were 42,044 and 39,648 respectively.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

6. INCOME TAXES

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. Deferred tax assets and liabilities are comprised of the following:

	2005	2004
Deferred tax assets:
Accounts receivable	$604,891	$638,044
Accrued liabilities	854,152	758,972
Unrealized loss on investments	16,893	—

Total deferred tax assets	$1,475,936	$1,397,016

Deferred tax liabilities:
Deferred compensation	$38,152	$48,104
Depreciation	639,315	670,649

Total deferred tax liabilities	$677,467	$718,753

Significant components of the Company’s income tax provision for the six months ended June 30 are as follows:

	2005	2004
Current provision:
Federal	$3,725,136	$1,163,107
State	773,973	200,116
Deferred provision:
Federal	(92,715)	108,380
State	(10,596)	12,749

Total income tax provision	$4,395,798	$1,484,352

The difference between income taxes at the U. S. federal statutory income tax rate of 35% and those reported in the condensed statements of income for the six months ended June 30 are as follows:

	2005	2004
Income taxes at U. S. Federal statutory rate	$3,863,689	$1,254,226
State income tax, net of federal tax effect	492,486	140,491
Other	39,623	89,635

Total income tax provision	$4,395,798	$1,484,352

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

7. STOCK BASED COMPENSATION

The Company measures compensation expense related to stock based compensation using the intrinsic value method. Accordingly, no stock-based employee compensation expense is reflected in net income if the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant. Had the Company accounted for its stock-based compensation plan based on the fair value of awards at grant date consistent with the methodology of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (“SFAS 123”), the Company’s reported net income and income per share for the six months ended June 30, 2005 and 2004 would have been impacted as indicated below:

	Six months ended June 30,
	2005	2004
Net income as reported	$6,643,314	$2,204,549
Add: Stock-based compensation expense, net of tax, included in reported net income	15,567	15,567
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(128,271)	(181,824)

Pro forma net income	$6,530,610	$2,038,292

Basic and diluted income per share as reported	$0.63	$0.21

Pro forma basic and diluted income per share	$0.62	$0.19

Under the 2002 Stock Option Plan, the Company has authorized the issuance of equity-based awards for up to 865,333 shares of common stock to provide additional incentive to employees and officers. Pursuant to the plan, the Company can grant either incentive or non-qualified stock options. Options to purchase common stock under the 2002 Stock Option Plan have been granted to Company employees with an exercise price equal to the fair market value of the underlying shares on the date of grant.

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

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

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

The weighted average grant date fair value of options granted to employees under the 2002 Stock Option Plan during 2002 was $5.30. There were no options granted under the plan during the six months ended June 30, 2005.

A summary of stock option activity under the plan during the six month periods ended June 30, 2005 and 2004 is as follows:

	June 30, 2005		June 30, 2004
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of period	399,948	$16.50	424,759	$16.50
Granted	—	—	—	—
Exercised	(109,142)	16.50	—	—
Forfeited	(10,374)	16.50	(9,611)

Outstanding at end of period	280,432	$16.50	415,148	$16.50

Exercisable at end of period	77,363	$16.50	312	$16.50

Shares available for future grants under the plan at end of period		473,910		748,336

Weighted-average grant date fair value		$5.30		$5.30

Weighted-average remaining contractual life		4.00		5.00

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

8. COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income, requires the disclosure of certain revenue, expenses, gains and losses that are excluded from net income in accordance with accounting principles generally accepted in the United States of America. Total comprehensive income for the six months ended June 30, 2005 and 2004 are as follows:

	Six months ended June 30,
	2005	2004
Net income as reported	$6,643,314	$2,204,549
Other comprehensive income:
Unrealized loss on investments, net of taxes	(26,424)	—

Total comprehensive income	$6,616,890	$2,204,549

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

Overview

We are a healthcare information technology company that designs, develops, markets, installs and supports computerized information technology systems to meet the unique demands of small and midsize hospitals. Our target market includes acute care community hospitals with 300 or fewer beds and small specialty hospitals. We are a single-source vendor providing comprehensive software and hardware products, complemented by data conversion, complete installation and extensive support. Our fully integrated, enterprise-wide system automates the management of clinical and financial data across the primary functional areas of a hospital. In addition, we provide services that enable our customers to outsource certain data-related business processes which we can perform more efficiently. We believe our products and services enhance hospital performance in the critical areas of clinical care, revenue cycle management, cost control and regulatory compliance. From our initial hospital installation in 1981, we have grown to serve more than 560 hospital customers across 45 states and the District of Columbia. In the three months ended June 30, 2005, we generated revenues of $27.0 million from the sale of our products and services.

Results of Operations

Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004

Revenues. Total revenues increased by 41.8%, or $8.0 million, to $27.0 million for the three months ended June 30, 2005, from $19.0 million for the three months ended June 30, 2004.

System sales revenues increased by 64.7%, or $5.0 million, to $12.7 million for the three months ended June 30, 2005, from $7.7 million for the three months ended June 30, 2004. This increase was primarily due to an increase in the number of new system installations. The average installation size also increased. This increase also reflects one ASP implementation during the second quarter of 2004, in which revenues are recognized over the life of the contract.

Support and maintenance revenues increased by 12.9%, or $1.2 million, to $10.5 million for the three months ended June 30, 2005, from $9.3 million for the three months ended June 30, 2004. This increase was attributable to an increase in recurring revenues as a result of a larger customer base and also an increase in the volume of ASP services.

Outsourcing revenues increased by 88.3%, or $1.8 million, to $3.8 million for the three months ended June 30, 2005, from $2.0 million for the three months ended June 30, 2004. We experienced an increase in outsourcing revenues as a result of continued growth in customer demand for electronic billing and business office outsourcing services. We were providing business office outsourcing services to 18 customers at June 30, 2005, compared to 6 customers at June 30, 2004.

Costs of Sales. Total costs of sales increased by 33.1%, or $3.8 million, to $15.3 million for the three months ended June 30, 2005, from $11.5 million for the three months ended June 30, 2004. As a percentage of total revenues, costs of sales decreased to 56.6% for the three months ended June 30, 2005 from 60.3% for the three months ended June 30, 2004. The size of our average new installation contract increased. We also experienced an increase in the number of new system installations which produced a higher profit margin.

Cost of system sales increased by 37.8%, or $2.3 million, to $8.4 million for the three months ended June 30, 2005, from $6.1 million for the three months ended June 30, 2004. Cost of equipment increased $1.3 million as a result of an increase in equipment sales. Travel related expenses increased $0.6 million as a result of the increase in the number of system installations. Payroll related expenses increased $0.4 million as a result of annual salary increases and an increase in the number of employees. The gross margin on system sales increased to 33.1% for the three months ended June 30, 2005, from 20.0% for the three months ended June 30, 2004.

Cost of support and maintenance increased by 13.6%, or $0.6 million, to $4.7 million for the three months ended June 30, 2005, from $4.1 million for the three months ended June 30, 2004. This increase was caused primarily by an increase of $0.5 million in payroll related expenses as a result of annual salary increases and an increase in the number of employees. General departmental expenses increased $0.1 million as a result of our increasing customer base. The gross margin on support and maintenance revenues decreased slightly to 55.6% for the three months ended June 30, 2005, compared to 55.8% for the three months ended June 30, 2004.

Our costs associated with outsourcing services increased by 75.2%, or $0.9 million, to $2.1 million for the three months ended June 30, 2005, from $1.2 million for the three months ended June 30, 2004. This increase was caused primarily by an increase of $0.8 million in payroll related expenses as a result of an increase in the number of employees needed to support our growing business office outsourcing operations and electronic billing operations. Postage cost increased $0.1 million resulting from an increase in transaction volumes of our statement outsourcing services.

Sales and Marketing Expenses. Sales and marketing expenses increased by 22.8%, or $0.3 million, to $1.8 million for the three months ended June 30, 2005, from $1.5 million for the three months ended June 30, 2004. The increase was attributable to increased commission expense of $0.3 million which resulted from an increase in system sales revenue.

General and Administrative Expenses. General and administrative expenses increased 16.6%, or $0.6 million, to $4.3 million for the three months ended June 30, 2005, from $3.7 million for the three months ended June 30, 2004. A portion of the increase in expense was related to increased legal and accounting fees of $0.1 million which resulted from increased audit related fees. Additional expense increases were related to group insurance which increased $0.2 million, telecommunication which increased $0.1 million and other general and administrative expenses which increased $0.2 million.

As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses decreased to 22.8% for the three months ended June 30, 2005, from 27.3% for three months ended June 30, 2004.

Net Income. Net income for the three months ended June 30, 2005 increased by 135.2%, or $2.0 million, to $3.4 million, or $0.32 per diluted share, as compared with net income of $1.4 million, or $0.14 per diluted share, for the three months ended June 30, 2004. Net income represents 12.6% of revenue for the three months ended June 30, 2005, as compared to 7.6% of revenue for the three months ended June 30, 2004. This increase in net income is attributable to an increase in the number of new system installations and also an increase in the average installation size, as described above.

Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004

Revenues. Total revenues increased by 43.4%, or $16.1 million, to $53.3 million for the six months ended June 30, 2005, from $37.2 million for the six months ended June 30, 2004.

System sales revenues increased by 71.1%, or $10.5 million, to $25.2 million for the six months ended June 30, 2005, from $14.7 million for the six months ended June 30, 2004. This increase was primarily due to an increase in the number of new system installations. The average installation size also increased. This increase also reflects three ASP implementations during the first half of 2004, in which revenues are recognized over the life of the contract.

Support and maintenance revenues increased by 11.5%, or $2.1 million, to $20.7 million for the six months ended June 30, 2005, from $18.6 million for the six months ended June 30, 2004. This increase was attributable to an increase in recurring revenues as a result of a larger customer base and also an increase in the volume of ASP services.

Outsourcing revenues increased by 90.1%, or $3.4 million, to $7.3 million for the six months ended June 30, 2005, from $3.9 million for the six months ended June 30, 2004. We experienced an increase in outsourcing revenues as a result of continued growth in customer demand for electronic billing and business office outsourcing services.

Costs of Sales. Total costs of sales increased by 28.3%, or $6.5 million, to $29.7 million for the six months ended June 30, 2005, from $23.2 million for the six months ended June 30, 2004. As a percentage of total revenues, costs of sales decreased to 55.8% for the six months ended June 30, 2005 from 62.3% for the six months ended June 30, 2004. The size of our average new installation contract increased. We also experienced an increase in the number of new system installations which produced a higher profit margin.

Cost of system sales increased by 30.5%, or $3.8 million, to $16.4 million for the six months ended June 30, 2005, from $12.6 million for the six months ended June 30, 2004. Cost of equipment increased $2.0 million as a result of an increase in equipment sales. Travel related expenses increased $0.6 million as a result of the increase in the number of system installations. Payroll related expenses increased $1.1 million as a result of annual salary increases and an increase in the number of employees. The gross margin on system sales increased to 35.1% for the six months ended June 30, 2005, from 14.9% for the six months ended June 30, 2004.

Cost of support and maintenance increased by 11.9%, or $1.0 million, to $9.2 million for the six months ended June 30, 2005, from $8.2 million for the six months ended June 30, 2004. This increase was caused primarily by an increase of $0.7 million in payroll related expenses as a result of annual salary increases and an increase in the number of employees. General departmental expenses increased $0.3 million as a result of our increasing customer base. The gross margin on support and maintenance revenues decreased slightly to 55.4% for the six months ended June 30, 2005, compared to 55.5% for the six months ended June 30, 2004.

Our costs associated with outsourcing services increased by 73.8%, or $1.7 million, to $4.0 million for the six months ended June 30, 2005, from $2.3 million for the six months ended June 30, 2004. This increase was caused primarily by an increase of $1.4 million in payroll related expenses as a result of an increase in the number of employees needed to support our growing business office outsourcing operations and electronic billing operations. Postage cost increased $0.3 million resulting from an increase in transaction volumes of our statement outsourcing services.

Sales and Marketing Expenses. Sales and marketing expenses increased by 32.2%, or $0.9 million, to $3.6 million for the six months ended June 30, 2005, from $2.7 million for the six months ended June 30, 2004. The increase was attributable to increased commission expense of $0.9 million which resulted from an increase in system sales revenue.

General and Administrative Expenses. General and administrative expenses increased 18.1%, or $1.4 million, to $9.2 million for the six months ended June 30, 2005, from $7.8 million for the six months ended June 30, 2004. A portion of the increase in expense was related to increased legal and accounting fees of $0.3 million which resulted from increased audit related fees. Additional expense increases were related to bad debts which increased $0.4 million, payroll related expenses which increased $0.2 million, telecommunications costs which increased $0.1 million, shipping cost increase of $0.1 million and increases in other general and administrative expenses of $0.3 million.

As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses decreased to 24.1% for the six months ended June 30, 2005, from 28.3% for six months ended June 30, 2004.

Net Income. Net income for the six months ended June 30, 2005 increased by 201.3%, or $4.4 million, to $6.6 million, or $0.63 per diluted share, as compared with net income of $2.2 million, or $0.21 per diluted share, for the six months ended June 30, 2004. Net income represents 12.4% of revenue for the six months ended June 30, 2005, as compared to 5.9% of revenue for the six months ended June 30, 2004. This increase in net income is attributable to an increase in the number of new system installations and also an increase in the average installation size, as described above.

Liquidity and Capital Resources

At June 30, 2005, we had cash and cash equivalents of $10.0 million, compared with $13.8 million at June 30, 2004. Net cash provided by operating activities for the six months ended June 30, 2005 was $6.4 million, compared to $4.6 million for the six months ended June 30, 2004. The increase was primarily due to increases in net income, accounts payable and other liabilities, offset by increases in accounts receivable, financing receivables, inventories and prepaid income taxes.

Net cash used in investing activities totaled $7.4 million for the six months ended June 30, 2005, compared to $0.6 million for the six months ended June 30, 2004. We used cash primarily for the purchase of $6.2 million in investments which are included on the balance sheet as investments, which are categorized as available for sale. We also invested $1.2 million in property and equipment.

Net cash used in financing activities totaled $2.8 million for the six months ended June 30, 2005, compared to $2.5 million for the six months ended June 30, 2004. We paid dividends to our shareholders in the amount of $4.6 million. We received proceeds of $1.8 million from the exercise of employee stock options.

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

As of June 30, 2005, the Company had no borrowings and is, therefore, not subject to interest rate risks related to debt instruments.

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

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on May 12, 2005. At the meeting, the stockholders voted to elect four Class III directors to serve a three-year term, to approve the adoption of the Computer Programs and Systems, Inc. 2005 Restricted Stock Plan and to ratify the appointment of Grant Thornton LLP as the Company’s independent auditors for 2005. The results of the stockholder voting on these matters are summarized as follows:

Proposal 1 – Election of Four Class III Directors:

Name of Nominee	For	Authority Withheld
John Morrissey	6,709,102	2,774,819
Ernest F. Ladd, III	9,041,429	442,492
David A. Dye	6,709,982	2,773,939
Hal L. Daugherty	8,972,641	511,280

Proposal 2 – Approval of the Computer Programs and Systems, Inc. 2005 Restricted Stock Plan:

For	Against	Abstentions	Broker Non-Votes
6,676,097	710,257	3,090	2,097,477

Proposal 3 – Ratification of Appointment of Independent Auditors:

For	Against	Abstentions	Broker Non-Votes
9,479,002	2,714	2,205	-0-

Following the 2005 Annual Meeting, Dennis P. Wilkins, William R. Seifert, II, W. Austin Mulherin, III and John C. Johnson continue to serve as Class I directors with terms expiring at the 2006 annual meeting, and M. Kenny Muscat, J. Boyd Douglas and Charles P. Huffman continue to serve as Class II directors with terms expiring at the 2007 Annual Meeting.

Item 5. Other Information.

None.

Item 6. Exhibits

No.	Exhibit
3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Bylaws (filed as Exhibit 3.6 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

10.1	Computer Programs and Systems, Inc. 2005 Restricted Stock Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May, 12, 2005, and incorporated herein by reference)

10.2	First Amendment to Computer Programs and Systems, Inc. 2002 Stock Option Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May, 12, 2005, and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Date: July 29, 2005	By:	/s/ David A. Dye
David A. Dye
President and Chief Executive Officer

Date: July 29, 2005	By:	/s/ M. Stephen Walker
M. Stephen Walker
Vice President – Finance and
Chief Financial Officer

Exhibit Index

No.	Exhibit
3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Bylaws (filed as Exhibit 3.6 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

10.1	Computer Programs and Systems, Inc. 2005 Restricted Stock Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May, 12, 2005, and incorporated herein by reference)

10.2	First Amendment to Computer Programs and Systems, Inc. 2002 Stock Option Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May, 12, 2005, and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002