Form 10-Q
period 2005-09-30
COMPUTER PROGRAMS & SYSTEMS INC
filed 2005-11-01
CIK 1169445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 28, 2005, there were 10,608,083 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Form 10-Q

(For the period ended September 30, 2005)

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED BALANCE SHEETS

	September 30, 2005	December 31, 2004

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,588,276	$13,785,377
Investments	8,174,199	—
Accounts receivable, net of allowance for doubtful accounts of $1,560,000 and $1,636,000, respectively	12,971,989	11,764,465
Financing receivables, current portion	1,503,878	974,160
Inventories	1,806,621	1,475,166
Deferred tax assets	1,559,364	1,397,016
Prepaid income taxes	—	171,574
Prepaid expenses	441,051	437,716

Total current assets	37,045,378	30,005,474
Property and equipment
Land	936,026	936,026
Maintenance equipment	3,445,045	3,298,140
Computer equipment	5,327,165	4,854,331
Office furniture and equipment	1,492,554	1,481,314
Automobiles	89,934	89,934

	11,290,724	10,659,745
Less accumulated depreciation	(5,357,766)	(5,204,730)

Net property and equipment	5,932,958	5,455,015
Financing receivables	667,618	617,657

Total assets	$43,645,954	$36,078,146

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,704,676	$969,454
Deferred revenue	3,419,603	2,602,235
Accrued vacation	1,953,115	1,630,382
Other accrued liabilities	1,828,730	2,323,433
Income taxes payable	141,245	—

Total current liabilities	9,047,369	7,525,504

Deferred tax liabilities	685,604	718,753

Stockholders’ equity:
Common stock, par value $0.001 per share; 30,000,000 shares authorized; 10,608,083 and 10,489,849 shares issued and outstanding	10,608	10,490
Additional paid-in capital	20,125,743	17,292,079
Deferred compensation	(85,065)	(123,345)
Accumulated other comprehensive loss	(53,354)	—
Retained earnings	13,915,049	10,654,665

Total stockholders’ equity	33,912,981	27,833,889

Total liabilities and stockholders’ equity	$43,645,954	$36,078,146

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Sales revenues:
System sales	$12,479,787	$9,054,816	$37,778,628	$23,844,800
Support and maintenance	10,981,951	9,454,473	31,688,357	28,018,235
Outsourcing	3,538,715	2,622,702	10,900,497	6,495,159

Total sales revenues	27,000,453	21,131,991	80,367,482	58,358,194

Costs of sales:
System sales	8,510,674	7,047,553	24,932,499	19,626,923
Support and maintenance	4,863,889	4,180,557	14,101,808	12,438,017
Outsourcing	2,168,685	1,482,056	6,255,241	3,833,573

Total costs of sales	15,543,248	12,710,166	45,289,548	35,898,513

Gross profit	11,457,205	8,421,825	35,077,934	22,459,681

Operating expenses:
Sales and marketing	1,911,066	1,404,568	5,520,423	4,134,039
General and administrative	3,838,777	3,680,454	13,070,778	11,497,050

Total operating expenses	5,749,843	5,085,022	18,591,201	15,631,089

Operating income	5,707,362	3,336,803	16,486,733	6,828,592

Other income (expense):
Interest income	176,779	62,428	431,214	180,665
Miscellaneous income	—	49,527	5,306	128,403

Total other income	176,779	111,955	436,520	309,068

Income before taxes	5,884,141	3,448,758	16,923,253	7,137,660

Income taxes	2,318,937	1,362,982	6,714,735	2,847,334

Net income	$3,565,204	$2,085,776	$10,208,518	$4,290,326

Net income per share - basic	$0.34	$0.20	$0.97	$0.41

Net income per share - diluted	$0.33	$0.20	$0.96	$0.41

Weighted average shares outstanding
Basic	10,603,781	10,489,849	10,540,817	10,489,849
Diluted	10,695,570	10,533,388	10,628,017	10,530,803

Dividends declared per share	$0.22	$0.12	$0.66	$0.36

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2004	10,489,849	$10,490	$17,292,079	$(123,345)	$—	$10,654,665	$27,833,889

Net Income						10,208,518	10,208,518
Dividends						(6,948,134)	(6,948,134)
Unrealized loss on investments held for sale, net of tax of $34,110					(53,354)		(53,354)
Amortization of deferred compensation				38,280			38,280
Issuance of common stock	118,234	118	1,950,743				1,950,861
Income tax benefit from stock option exercises			882,921				882,921

Balance at September 30, 2005	10,608,083	$10,608	$20,125,743	$(85,065)	$(53,354)	$13,915,049	$33,912,981

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30
	2005	2004
Operating Activities
Net income	$10,208,518	$4,290,326
Adjustments to net income:
Provision for bad debt	759,505	562,694
Deferred taxes	(161,386)	121,801
Deferred compensation	38,280	38,280
Income tax benefit from stock option exercise	882,921	—
Depreciation	1,289,046	1,179,277
Changes in operating assets and liabilities:
Accounts receivable	(1,967,029)	173,836
Financing receivables	(579,679)	86,012
Inventories	(331,455)	(262,878)
Prepaid expenses	(3,335)	(184,049)
Accounts payable	735,222	(296,237)
Deferred revenue	817,368	150,459
Other liabilities	(171,970)	1,387,054
Income taxes payable	312,819	738,090

Net cash provided by operating activities	11,828,825	7,984,665

Investing Activities
Purchases of property and equipment	(1,766,989)	(1,062,596)
Purchases of investments	(8,261,664)	—

Net cash used in investing activities	(10,028,653)	(1,062,596)

Financing Activities
Proceeds from exercise of stock options, net	1,950,861	—
Dividends paid	(6,948,134)	(3,776,346)

Net cash used in financing activities	(4,997,273)	(3,776,346)

(Decrease)/increase in cash and cash equivalents	(3,197,101)	3,145,723

Cash and cash equivalents at beginning of period	13,785,377	9,472,743

Cash and cash equivalents at end of period	$10,588,276	$12,618,466

Cash paid for income taxes	$5,691,906	$1,987,443

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

Revenue for ISP, ASP, and outsourcing services are recognized in the period in which the services are performed.

3. DETAILS ON BALANCE SHEET AMOUNTS

Other accrued liabilities are comprised of the following:

	September 30, 2005	December 31, 2004
Salaries and benefits	$938,490	$1,613,420
Commissions	393,500	436,307
Self-insurance reserves	375,000	244,500
Other	121,740	29,206

	$1,828,730	$2,323,433

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

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

Investments are comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short term investments	$148,587	$—	$—	$148,587
Obligations of U.S. Treasury, U.S. government corporations and agencies	3,497,539	4,604	20,485	3,481,658
Mortgaged backed securities	501,213		2,049	499,164
Corporate bonds	4,117,370	85	72,665	4,044,790

	$8,264,709	$4,689	$95,199	$8,174,199

Shown below are the amortized cost and estimated fair value of securities with fixed maturities at September 30, 2005, by contract maturity date. Actual maturities may differ from contractual maturities because issuers of certain securities retain early call or prepayment rights.

	Amortized Cost	Fair Value

Due in 2005	$1,102,875	$1,107,275
Due in 2006	4,711,269	4,643,457
Due in 2007	702,724	693,314
Due in 2008	1,599,254	1,581,566

	$8,116,122	$8,025,612

5. NET INCOME PER SHARE

The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. The difference between basic and diluted EPS is solely attributable to stock options. The Company uses the treasury stock method to calculate the impact of outstanding stock options. For the three and nine month periods ended September 30, 2005, these dilutive shares were 91,789 and 87,200, respectively. For the three and nine month periods ended September 30, 2004, these dilutive shares were 43,539 and 40,954, respectively.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

6. INCOME TAXES

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. Deferred tax assets and liabilities are comprised of the following:

	2005	2004
Deferred tax assets:
Accounts receivable	$608,450	$638,044
Accrued liabilities	916,804	758,972
Unrealized loss on investments	34,110	—

Total deferred tax assets	$1,559,364	$1,397,016

Deferred tax liabilities:
Deferred compensation	$33,175	$48,104
Depreciation	652,429	670,649

Total deferred tax liabilities	$685,604	$718,753

Significant components of the Company’s income tax provision for the nine months ended September 30 are as follows:

	2005	2004
Current provision:
Federal	$5,683,021	$2,451,072
State	1,193,100	518,063
Deferred provision:
Federal	(144,761)	(111,428)
State	(16,625)	(10,373)

Total income tax provision	$6,714,735	$2,847,334

The difference between income taxes at the U. S. federal statutory income tax rate of 35% and those reported in the condensed statements of income for the nine months ended September 30 are as follows:

	2005	2004
Income taxes at U. S. Federal statutory rate	$5,923,139	$2,426,804
State income tax, net of federal tax effect	755,463	305,136
Other	36,133	115,394

Total income tax provision	$6,714,735	$2,847,334

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

7. STOCK BASED COMPENSATION

The Company measures compensation expense related to stock based compensation using the intrinsic value method. Accordingly, no stock-based employee compensation expense is reflected in net income if the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant. Had the Company accounted for its stock-based compensation plan based on the fair value of awards at grant date consistent with the methodology of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-based Compensation, the Company’s reported net income and income per share for the three and nine months ended September 30, 2005 and 2004 would have been impacted as indicated below:

	Three months ended September 30,
	2005	2004
Net income as reported	$3,565,204	$2,085,776
Add: Stock-based compensation expense, net of tax, included in reported net income	7,785	7,785
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(64,137)	(64,137)

Pro forma net income	$3,508,852	$2,029,424

Basic income per share as reported	$0.34	$0.20

Diluted income per share as reported	$0.33	$0.20

Pro forma basic income per share	$0.33	$0.19

Pro forma diluted income per share	$0.33	$0.19

	Nine months ended September 30,
	2005	2004
Net income as reported	$10,208,518	$4,290,326
Add: Stock-based compensation expense, net of tax, included in reported net income	23,352	23,352
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(192,408)	(245,961)

Pro forma net income	$10,039,462	$4,067,717

Basic income per share as reported	$0.97	$0.41

Diluted income per share as reported	$0.96	$0.41

Pro forma basic income per share	$0.95	$0.39

Pro forma diluted income per share	$0.94	$0.39

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

The weighted average grant date fair value of options granted to employees under the 2002 Stock Option Plan during 2002 was $5.30. There were no options granted under the plan during the nine months ended September 30, 2005.

A summary of stock option activity under the plan during the three month periods ended September 30, 2005 and 2004 is as follows:

	September 30, 2005		September 30, 2004
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	280,432	$16.50	415,148	$16.50
Granted	—	—	—	—
Exercised	(9,092)	16.50	—	—
Forfeited	(1,603)	16.50	(4,587)	16.50

Outstanding at end of period	269,737	$16.50	410,561	$16.50

Exercisable at end of period	68,484	$16.50	312	$16.50

Shares available for future grants under the plan at end of period		475,513		752,923

Weighted-average grant date fair value		$5.30		$5.30

Weighted-average remaining contractual life		3.75		4.75

A summary of stock option activity under the plan during the nine month periods ended September 30, 2005 and 2004 is as follows:

	September 30, 2005		September 30, 2004
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	399,948	$16.50	424,759	$16.50
Granted	—	—	—	—
Exercised	(118,234)	16.50	—	—
Forfeited	(11,977)	16.50	(14,198)	16.50

Outstanding at end of period	269,737	$16.50	410,561	$16.50

Exercisable at end of period	68,484	$16.50	312	$16.50

Shares available for future grants under the plan at end of period		475,513		752,923

Weighted-average grant date fair value		$5.30		$5.30

Weighted-average remaining contractual life		3.75		4.75

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

8. COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, requires the disclosure of certain revenue, expenses, gains and losses that are excluded from net income in accordance with accounting principles generally accepted in the United States of America. Total comprehensive income for the three and nine months ended September 30, 2005 and 2004 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income as reported	$3,565,204	$2,085,776	$10,208,518	$4,290,326
Other comprehensive income:
Unrealized loss on investments, net of taxes	(28,930)	—	(55,354)	—

Total comprehensive income	$3,536,274	$2,085,776	$10,153,164	$4,290,326

9. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, which requires companies to measure and recognize compensation expense for stock-based payments at fair value. SFAS No. 123R was initially effective as of the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the SEC issued a rule amending the compliance date which allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, we will implement SFAS No. 123R in the reporting period starting January 1, 2006. We are currently evaluating the impact of SFAS No. 123R on our financial position and results of operations. See Note 7 for information related to the pro forma effects on our reported net income and net income per share of applying the fair value recognition provisions of the previous SFAS No. 123 to stock-based employee compensation.

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

Overview

We are a healthcare information technology company that designs, develops, markets, installs and supports computerized information technology systems to meet the unique demands of small and midsize hospitals. Our target market includes acute care community hospitals with 300 or fewer beds and small specialty hospitals. We are a single-source vendor providing comprehensive software and hardware products, complemented by data conversion, complete installation and extensive support. Our fully integrated, enterprise-wide system automates the management of clinical and financial data across the primary functional areas of a hospital. In addition, we provide services that enable our customers to outsource certain data-related business processes which we can perform more efficiently. We believe our products and services enhance hospital performance in the critical areas of clinical care, revenue cycle management, cost control and regulatory compliance. From our initial hospital installation in 1981, we have grown to serve more than 550 hospital customers across 45 states and the District of Columbia. In the three months ended September 30, 2005, we generated revenues of $27.0 million from the sale of our products and services.

Results of Operations

Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004

Revenues. Total revenues increased by 27.8%, or $5.9 million, to $27.0 million for the three months ended September 30, 2005, from $21.1 million for the three months ended September 30, 2004.

System sales revenues increased by 37.8%, or $3.4 million, to $12.5 million for the three months ended September 30, 2005, from $9.1 million for the three months ended September 30, 2004. This increase was primarily due to an increase in the number of new system installations. The average installation size also increased.

Support and maintenance revenues increased by 16.2%, or $1.6 million, to $11.0 million for the three months ended September 30, 2005, from $9.4 million for the three months ended September 30, 2004. This increase was attributable to an increase in recurring revenues as a result of a larger customer base and also an increase in the volume of ASP services.

Outsourcing revenues increased by 34.9%, or $0.9 million, to $3.5 million for the three months ended September 30, 2005, from $2.6 million for the three months ended September 30, 2004. We experienced an increase in outsourcing revenues as a result of continued growth in customer demand for electronic billing and business office outsourcing services. We were providing business office outsourcing services to 18 customers at September 30, 2005, compared to 6 customers at September 30, 2004.

Costs of Sales. Total costs of sales increased by 22.3%, or $2.8 million, to $15.5 million for the three months ended September 30, 2005, from $12.7 million for the three months ended September 30, 2004. As a percentage of total revenues, costs of sales decreased to 57.6% for the three months ended September 30, 2005 from 60.1% for the three months ended September 30, 2004. The size of our average new installation contract increased. We also experienced an increase in the number of new system installations which produced a higher profit margin.

Cost of system sales increased by 20.8%, or $1.5 million, to $8.5 million for the three months ended September 30, 2005, from $7.0 million for the three months ended September 30, 2004. Cost of equipment increased $0.2 million as a result of an increase in equipment sales. Travel related expenses increased $0.7 million as a result of the increase in the number of system installations. Payroll related expenses increased $0.6 million as a result of annual salary increases and an increase in the number of employees. The gross margin on system sales increased to 31.8% for the three months ended September 30, 2005, from 22.2% for the three months ended September 30, 2004.

Cost of support and maintenance increased by 16.3%, or $0.6 million, to $4.8 million for the three months ended September 30, 2005, from $4.2 million for the three months ended September 30, 2004. This increase was caused primarily by an increase of $0.5 million in payroll related expenses as a result of annual salary increases and an increase in the number of employees. General departmental expenses increased $0.1 million as a result of our increasing customer base. The gross margin on support and maintenance revenues decreased slightly to 55.7% for the three months ended September 30, 2005, compared to 55.8% for the three months ended September 30, 2004.

Our costs associated with outsourcing services increased by 46.3%, or $0.7 million, to $2.2 million for the three months ended September 30, 2005, from $1.5 million for the three months ended September 30, 2004. This increase was caused primarily by an increase of $0.6 million in payroll related expenses as a result of an increase in the number of employees needed to support our growing business office outsourcing operations and electronic billing operations. Postage cost increased $0.1 million resulting from an increase in transaction volumes of our statement outsourcing services.

Sales and Marketing Expenses. Sales and marketing expenses increased by 36.1%, or $0.5 million, to $1.9 million for the three months ended September 30, 2005, from $1.4 million for the three months ended September 30, 2004. The increase was attributable to increased commission expense which resulted from an increase in system sales revenue.

General and Administrative Expenses. General and administrative expenses increased 4.3%, or $0.1 million, to $3.8 million for the three months ended September 30, 2005, from $3.7 million for the three months ended September 30, 2004. The increase in expense was primarily related to increased cost of salary and benefits of $0.1 million.

As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses decreased to 21.3% for the three months ended September 30, 2005, from 24.1% for three months ended September 30, 2004.

Net Income. Net income for the three months ended September 30, 2005 increased by 70.9%, or $1.5 million, to $3.6 million, or $0.33 per diluted share, as compared with net income of $2.1 million, or $0.20 per diluted share, for the three months ended September 30, 2004. Net income represents 13.2% of revenue for the three months ended September 30, 2005, as compared to 9.9% of revenue for the three months ended September 30, 2004. This increase in net income is attributable to an increase in the number of new system installations and also an increase in the average installation size, as described above.

Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004

Revenues. Total revenues increased by 37.7%, or $22.0 million, to $80.4 million for the nine months ended September 30, 2005, from $58.4 million for the nine months ended September 30, 2004.

System sales revenues increased by 58.4%, or $13.9 million, to $37.8 million for the nine months ended September 30, 2005, from $23.9 million for the nine months ended September 30, 2004. This increase was primarily due to an increase in the number of new system installations. The average installation size also increased. This increase also reflects three ASP implementations during the first nine months of 2004, in which revenues are recognized over the life of the contract.

Support and maintenance revenues increased by 13.1%, or $3.7 million, to $31.7 million for the nine months ended September 30, 2005, from $28.0 million for the nine months ended September 30, 2004. This increase was attributable to an increase in recurring revenues as a result of a larger customer base and also an increase in the volume of ASP services.

Outsourcing revenues increased by 67.8%, or $4.4 million, to $10.9 million for the nine months ended September 30, 2005, from $6.5 million for the nine months ended September 30, 2004. We experienced an increase in outsourcing revenues as a result of continued growth in customer demand for electronic billing and business office outsourcing services.

Costs of Sales. Total costs of sales increased by 26.2%, or $9.4 million, to $45.3 million for the nine months ended September 30, 2005, from $35.9 million for the nine months ended September 30, 2004. As a percentage of total revenues, costs of sales decreased to 56.3% for the nine months ended September 30, 2005, from 61.5% for the nine months ended September 30, 2004. The size of our average new installation contract increased. We also experienced an increase in the number of new system installations which produced a higher profit margin.

Cost of system sales increased by 27.0%, or $5.3 million, to $24.9 million for the nine months ended September 30, 2005, from $19.6 million for the nine months ended September 30, 2004. Cost of equipment increased $2.1 million as a result of an increase in equipment sales. Travel related expenses increased $1.8 million as a result of the increase in the number of system installations. Payroll related expenses increased $1.4 million as a result of annual salary increases and an increase in the number of employees. The gross margin on system sales increased to 34.0% for the nine months ended September 30, 2005, from 17.7% for the nine months ended September 30, 2004.

Cost of support and maintenance increased by 13.4%, or $1.7 million, to $14.1 million for the nine months ended September 30, 2005, from $12.4 million for the nine months ended September 30, 2004. This increase was caused primarily by an increase of $1.2 million in payroll related expenses as a result of annual salary increases and an increase in the number of employees. General departmental expenses increased $0.5 million as a result of our increasing customer base. The gross margin on support and maintenance revenues decreased slightly to 55.5% for the nine months ended September 30, 2005, compared to 55.6% for the nine months ended September 30, 2004.

Our costs associated with outsourcing services increased by 63.2%, or $2.4 million, to $6.3 million for the nine months ended September 30, 2005, from $3.9 million for the nine months ended September 30, 2004. This increase was caused primarily by an increase of $2.0 million in payroll related expenses as a result of an increase in the number of employees needed to support our growing business office outsourcing operations and electronic billing operations. Postage cost increased $0.4 million resulting from an increase in transaction volumes of our statement outsourcing services.

Sales and Marketing Expenses. Sales and marketing expenses increased by 33.5%, or $1.4 million, to $5.5 million for the nine months ended September 30, 2005, from $4.1 million for the nine months ended September 30, 2004. The increase was attributable to increased commission expense which resulted from an increase in system sales revenue.

General and Administrative Expenses. General and administrative expenses increased 13.7%, or $1.6 million, to $13.1 million for the nine months ended September 30, 2005, from $11.5 million for the nine months ended September 30, 2004. A portion of the increase in expense was related to increased legal and accounting fees of $0.4 million which resulted from increased audit related fees. Additional expense increases were related to bad debts which increased $0.2 million, payroll related expenses which increased $0.3 million, telecommunications costs which increased $0.1 million, shipping cost increase of $0.1 million and increases in other general and administrative expenses of $0.5 million.

As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses decreased to 23.2% for the nine months ended September 30, 2005, from 26.8% for nine months ended September 30, 2004.

Net Income. Net income for the nine months ended September 30, 2005 increased by 137.9%, or $5.9 million, to $10.2 million, or $0.96 per diluted share, as compared with net income of $4.3 million, or $0.41 per diluted share, for the nine months ended September 30, 2004. Net income represents 12.6% of revenue for the nine months ended September 30, 2005, as compared to 7.3% of revenue for the nine months ended September 30, 2004. This increase in net income is attributable to an increase in the number of new system installations and also an increase in the average installation size, as described above.

Liquidity and Capital Resources

At September 30, 2005, we had cash and cash equivalents of $10.6 million, compared with $12.6 million at September 30, 2004. Net cash provided by operating activities for the nine months ended September 30, 2005 was $11.8 million, compared to $8.0 million for the nine months ended September 30, 2004. The increase was primarily due to increases in net income, accounts payable and deferred revenue, offset by increases in accounts receivable, financing receivables, inventories and prepaid income taxes.

Net cash used in investing activities totaled $10.0 million for the nine months ended September 30, 2005, compared to $1.1 million for the nine months ended September 30, 2004. We used cash primarily for the purchase of $8.3 million in investments which are included on the balance sheet as investments available for sale. We also invested $1.7 million in property and equipment.

Net cash used in financing activities totaled $5.0 million for the nine months ended September 30, 2005, compared to $3.8 million for the nine months ended September 30, 2004. We paid dividends to our shareholders in the amount of $6.9 million. We received proceeds of $1.9 million from the exercise of employee stock options.

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

As of September 30, 2005, the Company had no borrowings and is, therefore, not subject to interest rate risks related to debt instruments.

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

COMPUTER PROGRAMS AND SYSTEMS, INC.

Date: November 1, 2005
	By:	/s/ David A. Dye
David A. Dye
President and Chief Executive Officer

Date: November 1, 2005	By:	/s/ M. Stephen Walker
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