Form 10-K
period 2005-12-31
COMPUTER PROGRAMS & SYSTEMS INC
filed 2006-03-13
CIK 1169445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant at June 30, 2005 was $310,607,882.

As of March 10, 2006 the registrant had outstanding 10,746,914 shares of its common stock.

DOCUMENTS INCORPORATED BY REFERENCE IN THIS FORM 10-K:

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2006 are incorporated by reference into Part III of this report.

*	Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2006 are incorporated by reference in Part III of this Form 10-K.

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

For more information about the risks described above and other risks affecting us, see “Risk Factors” beginning on page 18 of this Annual Report. We also caution investors that the forward-looking information described herein represents our outlook only as of this date, and we undertake no obligation to update or revise any forward-looking statements to reflect events or developments after the date of this Annual Report.

PART I

ITEM 1. BUSINESS

Overview

We are a healthcare information technology company that designs, develops, markets, installs and supports computerized information technology systems to meet the unique demands of small and midsize hospitals. Our target market includes acute care community hospitals with 300 or fewer beds and small specialty hospitals. We are a single-source vendor providing comprehensive software and hardware products, complemented by data conversion, complete installation and extensive support. Our fully integrated, enterprise-wide system automates the management of clinical and financial data across the primary functional areas of a hospital. In addition, we provide services that enable our customers to outsource certain data-related business processes which we can perform more efficiently. We believe our products and services enhance hospital performance in the critical areas of clinical care, revenue cycle management, cost control and regulatory compliance. From our initial hospital installation in 1981, we have grown to serve 580 hospital customers across 46 states and the District of Columbia. In 2005, we generated revenues of $108.8 million from the sale of our products and services.

Industry Dynamics

The healthcare industry is the largest industry in the United States economy. The Centers for Medicare and Medicaid Services, or “CMS,” has calculated that fiscal 2005 total healthcare expenditures in the United States were approximately $1.9 trillion, or approximately 15.6% of the U.S. gross domestic product. CMS estimates that by fiscal 2014 total U.S. healthcare spending will reach $3.4 trillion, or 18.7% of the estimated U.S. gross domestic product.

Hospital services represents one of the largest categories of total healthcare expenditures. According to CMS, in fiscal 2006, spending on hospital services will amount to approximately $623.5 billion, or 30.0% of total healthcare expenditures. According to the American Hospital Association, there are approximately 5,100 community hospitals in the United States that are in our target market of hospitals with 300 or fewer acute care beds. In addition, there is a market of small specialty hospitals that focus on discrete medical areas such as surgery, rehabilitation and psychiatry.

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

Changing Economic Dynamics. Community hospitals typically generate a significant portion of their revenues from beneficiaries of the Medicare program. Consequently, even small changes in this federal program have a disproportionately larger impact on community hospitals as compared to larger facilities where greater portions of their revenues are typically generated from beneficiaries of private insurance programs. For 2006, CMS reports that rural hospitals, the largest segment of the community hospital market, will receive an average increase in Medicare reimbursements of 3.3% per inpatient case and 3.9% for outpatient services. Conversely, the Medicaid program, which is a federal/state program managed by the individual states and dependent in part on funding from the states, continues to struggle due to the increasing cost of healthcare and the detrimental effect of the lagging economy on state revenues. In addition to issues in state funding, a recently passed federal budget reconciliation bill, the Deficit Reduction Act of 2005, which includes cuts of $6.4 billion and $4.7 billion from Medicare and Medicaid, respectively, over the next five years, will cut deeper into Medicaid reimbursements, and the gains made in Medicare reimbursements may be adversely affected in the future.

Continued Push for Improved Patient Care. With pressure mounting to reduce medical errors and improve patient safety, hospitals are actively seeking information technology solutions for clinical decision support. This point is illustrated by the results of the 17th Annual HIMSS Leadership Survey sponsored by Superior Consulting Company, which reflects that patient safety is expected to continue to be the top information technology priority in 2006. Down only slightly from 2005’s results, approximately 50% of respondents to this survey identified the reduction in medical errors and increased patient safety as their number one priority. We believe hospitals utilizing fully integrated enterprise-wide medical information systems that allow professionals real-time access to information such as electronic charts, treatment protocols and pathways, pharmaceutical records and treatment schedules will be favored by large employers and government payers.

Emergence of Electronic Medical Records/Electronic Health Records. In his January 31, 2006 State of the Union address, President of the United States George W. Bush reiterated his administration’s commitment to making electronic health records available to most Americans. The President’s fiscal 2007 budget proposal provides for an increase of 35.2% in health information technology funding with an emphasis on interoperability between vendor systems. The stated goal of the national electronic health record is to bring together patient information from across the disparate healthcare vendor systems used in all of the individual hospitals, clinics and physician offices where a patient may receive healthcare services. Achievement of this ambitious goal will revolutionize the healthcare industry. Data sharing of this magnitude will increase the efficiency of healthcare delivery, support better clinical decision making, and reduce clinical errors in all participating facilities. However, the first requirement for participation in national or regional initiatives is the implementation of an electronic medical record in the individual healthcare facilities. To share patient information electronically, the information must first be captured and stored electronically. Hospitals understand this fact, and, according to the 17th Annual HIMSS Leadership Survey referenced above, 45% of respondents identified the implementation of an electronic medical record as their top information technology priority in 2006. The increase from 29% in the 2005 survey to 45% in the 2006 survey represents the greatest shift in respondent priorities reported in the 2006 survey. We believe hospitals utilizing fully integrated enterprise-wide medical information systems, and consequently the vendors that supply such systems, will be best positioned to participate in and benefit from national and regional initiatives.

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

In the face of decreasing revenue and increasing pressure to improve patient care, healthcare providers are in need of management tools that (1) increase efficiency in the delivery of healthcare services, (2) reduce medical errors, (3) effectively track the cost of delivering services so those costs can be properly managed and (4) increase the speed and rate of reimbursement. We believe the industry has begun to embrace information technology as a management tool, evidenced by the fact that approximately

45% of the respondents to the 17th Annual HIMSS Leadership Survey referenced above predicted a definite increase in their organizations’ information technology operating budgets during 2006, with an additional 27% of the respondents predicting a probable increase in their organizations’ information technology operating budgets during 2006. We believe these dynamics will allow for future revenue growth.

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

We believe that the CPSI solution meets this challenge. We provide fully integrated, enterprise-wide, HIPAA compliant medical information systems and services that collect, process, retain and report data in the primary functional areas of a hospital, from patient care to clinical processing to administration and accounting. As a key element of our complete solution, we provide ongoing customer service through regular interaction with customers, customer user groups and extensive customer support. Further, we offer outsourcing services that allow customers to avoid some of the fixed costs of a business office. We are capable of providing a single-source solution for small and midsize hospitals, making us a partner in their initiatives to improve operations and medical care.

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

Expand Presence in Target Market. We will continue to target small to midsize domestic hospitals of 300 or fewer acute care beds. We believe this market of approximately 5,100 community hospitals nationwide has been traditionally overlooked and underserved by other healthcare technology companies. In addition, a number of our customers are small specialty hospitals that focus on discrete medical areas such as surgery, rehabilitation and psychiatry. We intend to continue gaining customers from this market segment. Our system can help these smaller hospitals reduce costs and increase their operating efficiencies. We believe our personalized marketing approach and emphasis on customer relationships are attractive to the management of these hospitals. We also believe our system is well-suited to hospitals of this size because they typically demonstrate a greater commitment than larger hospitals to the concept of an enterprise-wide, fully integrated system. In addition, we will continue to sell additional services and software products to our existing customers who have not purchased our complete package of services and software applications.

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

Our Products and Services

New Products

Ambulatory Clinical Documentation. During 2005, we completed the development of our Ambulatory Clinical Documentation module, which is a complete and flexible medical practice patient tracking and documentation solution that improves clinical decision support and expands the patient’s electronic medical record (“EMR”) to include ambulatory care. We completed initial installations of this module in customer facilities during the fourth quarter of 2005.

The module automates medical practice workflow with an interactive white board, template driven documentation, image capture/document scanning, and an integrated Superbill. The result is a comprehensive real-time EMR that virtually eliminates paper records. Through integration with CPSI’s ChartLink® EMR portal, the module provides the physician practice with immediate and secure access to the patient’s complete ambulatory and inpatient history.

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

Registration

•      records patient admissions, discharges and transfers

•      manages patient status, room assignments and recurring charges

•      keeps information available to all hospital personnel in formats designed for their particular requirements

Patient Accounting	• records patient charges and maintains accounts receivable information including aging, service charges and cash receipts • generates and processes insurance claims

Health Information Management

•      supports the operational needs of the modern medical records department including transcription, case indexing/abstracting and statistical reporting

•      tracks deficiencies in a patient’s chart and provides chart location information

Patient Index	• maintains a master index of hospital patients and provides immediate online access to patient financial and medical data associated with a patient stay

Electronic Claims Processing	• provides a computer-to-computer link with intermediaries for Medicare and other payers for the submission of claims

Medical Practice Management	• supports patient account management and insurance processing for single and multiple practices/clinics • supports both hospital-based and remote practices/clinics

We also offer the following optional products that may be purchased as part of our core patient management suite:

Enterprise Wide Scheduling	• maintains all patient scheduling information

Contract Management	• tracks patients enrolled in managed care plans and conforms billing functions to such plans

Quality Improvement	• automates hospital-wide total quality management and reporting requirements for utilization activity, risk management, infection surveillance and all accreditation review functions

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

•      provides physicians real time access to diagnostic images via the internet through ChartLink®.

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

Order Entry / Results Reporting	• provides efficient order and result communication • automates the entry of patient charges • reduces “lost” charges and mistakes due to legibility

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

•      makes patient information instantly available throughout the entire hospital system

Patient Acuity

•      categorizes patients according to an assessment of the acuity of the illness, severity of the symptoms, and projected nursing dependency

•      allows nurses to project the total character and amount of care that should be provided to each patient

ChartLink®

•      provides physicians with secure and interactive portal to patient information through a hospital’s website

•      optional computerized physician order entry, including the ability to enter medication, ancillary test and treatment orders

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

Electronic Forms	• electronic form templates replace paper based records and care forms • completed forms become a permanent part of the patient’s electronic medical record

Enterprise Applications. We provide software applications that support the products described above and are useful to all areas of the hospital. These applications include: ad hoc reporting, automatic batch and real-time system backups, an integrated fax system, archival data repository, document scanning and Microsoft Office integration and an Application Portal. The Application Portal allows clients to access our applications remotely via Microsoft Internet Explorer and the Internet without requiring the loading of any additional client software on the accessing PC. User information and data accessed is secured with HIPAA compliant 128 bit cipher strength Secure Socket Layer (SSL) encryption. Remote access using the Application Portal results in no discernable difference to the user in software functionality.

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

Total System Support. We believe the quality of continuing customer support is one of the most critical considerations in the selection of an information system provider. We provide hardware, technical and software support for all aspects of our system which gives us the flexibility to take the necessary course of action to resolve any issue. Unlike our competitors who use third-party services for hardware and software support, we provide a single, convenient and efficient resource for all of our customers’ system support needs. In order to minimize the impact of a system problem, we train our customer service personnel to be technically proficient, courteous and prompt. Because a properly functioning information system is crucial to a hospital’s operations, our support teams are available 24 hours a day to assist customers with any problem that may arise. Customers can also use the Internet to directly access our support system. This allows customers to communicate electronically with our support teams at any time. With approximately 553 employees who provide customer service and support, we currently have a greater than one to one support staff to customer ratio.

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

Software Releases. We are committed to providing our customers with software and technology solutions that will continue to meet their information system needs. To accomplish this purpose, we continually work to enhance and improve our application programs. As part of this effort, we provide software updates each year at no additional cost to our customers. We design these enhancements to be seamlessly integrated into each customer’s existing CPSI system. The benefit of these enhancements is that each customer, regardless of its original installation date, uses the most advanced CPSI software available. Through this process, we can keep our customers up-to-date with the latest operational innovations in the healthcare industry as well as changing governmental regulatory requirements. Another benefit of this “one system” concept is that our customer service teams can be more effective in responding to customer needs because they maintain a complete understanding of and familiarity with the one system that all customers use.

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

Payroll Outsourcing. We offer customers the option of using us to perform their payroll functions, including payroll processing, tax and deduction management, and quarterly and yearly reporting.

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

Customers, Sales and Marketing

Target Market. The target market for our information system consists of small and midsize hospitals of 300 or fewer acute care beds. In the United States, there are approximately 5,100 hospitals in this size range. In addition, we market our products to small specialty hospitals in the United States that focus on discrete medical areas such as surgery, rehabilitation and psychiatry. As of February 28, 2006, we had installed our system in 580 facilities in 46 states and the District of Columbia. Approximately 93% of our existing customers are hospitals with 100 or fewer acute care beds, while approximately 99% of our existing customers are hospitals with 200 or fewer acute care beds. Our goal is to increase sales to hospitals with 100 to 300 acute care beds while maintaining our competitive position in the under 100 bed market segment.

Sales Staff. Most of our new customers are referrals from our existing customers, thereby reducing the need for a large sales force. Currently, we have 22 employees dedicated to direct sales, seven of whom concentrate on new prospects, and 15 of whom are responsible for the sale of additional products and services to existing customers. We hire our sales representatives from our existing employees. Our current sales representatives have an average of 10.6 years of prior experience in installation, training and customer support. While centrally based at our headquarters in Mobile, Alabama, our sales representatives have defined geographic territories in the United States in which to target new customers. A significant portion of the compensation for all sales personnel is performance based.

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

Employees

As of February 28, 2006, we had 858 employees, all but four of whom are located at our offices in Mobile, Alabama. Our employees can be grouped according to the following general categories: 579 in financial and clinical software services and support, 121 in information technology services and support, 83 in programming, 37 in sales and marketing and 38 in administration. We have 28 employees who perform research and development activities. These employees are included within the functional areas of financial and clinical software services and support and information technology services and support. Our general practice is to recruit recent college graduates for entry-level positions and then promote these individuals within the organization to fill vacancies in higher positions. We also hire nurses and other medically-trained professionals in connection with our support services.

Since 1991, we have maintained a non-qualified profit sharing plan under which all full-time employees with three years of uninterrupted service are eligible to participate, other than executive officers and commissioned salespeople. The plan is designed to provide each eligible employee with periodic cash bonuses based on our profitability. Each eligible employee receives a pro rata share of the amount of cash distributed under the profit sharing plan based on the amount of their base salary compared to the sum of the salaries of all participating employees. Our profit sharing plan is not a qualified plan for tax purposes or a guaranteed benefit. Contributions to the plan are made periodically at the discretion of the Board of Directors. During 2005, we distributed approximately $1.0 million under this profit sharing plan. We plan to continue to make distributions under the profit sharing plan based on our profitability.

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

David A. Dye – President and Chief Executive Officer. David A. Dye, age 36, has served as our President and Chief Executive Officer since July 1999. He was elected as a director in March 2002. Mr. Dye began his career with us in May 1990 as a Financial Software Support Representative. From that time until June 1999, he worked for us in various capacities, including as Manager of Financial Software Support, Director of Information Technology and most recently as our Vice President supervising the areas of sales, marketing and information technology.

J. Boyd Douglas – Executive Vice President and Chief Operating Officer. J. Boyd Douglas, age 39, has served as our Executive Vice President and Chief Operating Officer since July 1999. He was elected as a director in March 2002. Mr. Douglas began his career with us in August 1988 as a Financial Software Support Representative. From May 1990 until November 1994, Mr. Douglas served as Manager of Electronic Billing, and from December 1994 until June 1999, he held the position of Director of Programming Services.

M. Stephen Walker – Vice President—Finance, Chief Financial Officer, Secretary and Treasurer. M. Stephen Walker, age 56, has served as our Vice President—Finance, Chief Financial Officer, Secretary and Treasurer since July 1999. From February 1991 until June 1999, Mr. Walker served as our controller with primary responsibility for all of our accounting functions.

Victor S. Schneider – Senior Vice President—Corporate and Business Development. Victor S. Schneider, age 47, has served as our Senior Vice President—Corporate and Business Development since December 2005. Mr. Schneider is responsible for revenue generation efforts, customer relations, strategic growth initiatives and positioning, and market execution. Mr. Schneider began his career with us in June 1983 as Sales Manager. He served in that capacity until January 1997 when he was promoted to Sales Director. He served as our Vice President—Sales and Marketing from July 1999 until December 2005.

Robert D. Hinckle – Vice President—Financial Software Services. Robert D. Hinckle, age 36, has served as our Vice President—Financial Software Services since October 2004. Mr. Hinckle is responsible for overseeing all aspects of the installation and support of our financial software products. Since beginning his career with us in 1995 as a Financial Software Support Representative, Mr. Hinckle has worked in various positions in our Financial Software Services Division, including Team Manager, Assistant Director and Director of that division.

Thomas W. Peterson – Senior Vice President—Clinical Services. Mr. Peterson, age 54, has served as our Senior Vice President—Clinical Services since October 2005. He served as our Vice President—Clinical Software Services from July 1999 through October 2005. Mr. Peterson is responsible for overseeing all aspects of the installation and support of our clinical software products. Since beginning his career with us in 1988 as a Clinical Software Support Representative, Mr. Peterson has worked in various positions in our Clinical Software Services Division including Manager and Director of that division.

Patrick A. Immel – Vice President—Information Technology Services. Patrick A. Immel, age 35, has served as our Vice President—Information Technology Services since January 2000. Mr. Immel is responsible for overseeing technical hardware and support and hardware research and development. Mr. Immel began his career with us in July 1993 as a Financial Software Support Representative. Since that time, Mr. Immel has served as a programmer, Manager of Technical Support and most recently as Director of Information Technology Services.

Troy D. Rosser – Vice President – Sales. Troy D. Rosser, age 41, has served as our Vice President — Sales since October 2005. Mr. Rosser is responsible for overseeing all of our sales and marketing efforts. Mr. Rosser began his career with us in March 1989 as a Financial Software Support Representative. In 1992, Mr. Rosser was transferred to the Sales and Marketing division where he has worked in various positions, including Sales Manager and, since October 2000, as Director of Sales.

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

ITEM 1A.	RISK FACTORS

Market factors may cause a decline in spending for information technology and services by our current and prospective customers which may result in less demand for our products, lower prices and, consequently, lower revenues and a lower revenue growth rate.

The purchase of our information system involves a significant financial commitment by our customers. At the same time, the healthcare industry faces significant financial pressures that could adversely affect overall spending on healthcare information technology and services. For example, the Deficit Reduction Act of 2005 will significantly reduce Medicare and Medicaid reimbursements to hospitals, leaving them less money to invest in infrastructure. Moreover, a general economic decline could cause hospitals to reduce or eliminate information technology related spending. To the extent spending for healthcare information technology and services declines or increases slower than we anticipate, demand for our products and services, as well as the prices we charge, could be adversely affected. Accordingly, we cannot assure you that we will be able to increase or maintain our revenues or our growth rate.

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

In our support agreements with our customers, we agree to update our software applications to comply with applicable federal and state laws. While we believe we have developed products that will comply with the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and other regulatory requirements, new laws, regulations and interpretations could force us to further redesign our products. Any such product redesign could consume significant capital, research and development and other resources, which could significantly increase our operating costs.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters and executive offices are located on approximately 28 acres in Mobile, Alabama. We occupy approximately 135,500 square feet of space in thirteen buildings. Our main building consists of approximately 66,000 square feet of space. We also have eleven additional buildings each consisting of approximately 6,000 square feet. Each of these smaller buildings is designed to accommodate a team of employees assigned to install and support a particular software application. We also occupy a building consisting of approximately 3,500 square feet of space which houses our research and development employees dedicated to developing new uses for and applications of available technology.

We lease approximately 16.5 acres and all of our buildings from C.P. Investments, Inc., an Alabama corporation, the stockholders of which are John Morrissey, John Heyer, Bob O’Donnell, Elissa Stillings, Kevin P. Wilkins, Tabitha M. Wilkins Olzinski, Ellen M. Harvey, Michael K. Muscat, Jr. and Susan M. Slaton. All of these individuals are either stockholders of CPSI, or, in the case of Ms. Stillings, the spouse of a stockholder. Our leases with C.P. Investments, Inc. expire at various times between April 2012 and December 2015. We also own 11.3 acres of undeveloped real property adjacent to our primary premises in order to accommodate future growth.

We believe our existing facilities will be sufficient to meet our needs until the second half of 2006. At that time we believe we will need to construct additional facilities on the undeveloped portion of our campus in order to accommodate our expansion needs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for CPSI Common Stock

At March 10, 2006, CPSI had 81 stockholders of record (which does not include the number of beneficial owners whose shares are held in “street” names by nominees who are record holders) and 10,746,914 shares of common stock outstanding.

CPSI common stock is traded in the over-the-counter market and prices are quoted on the NASDAQ National Market under the symbol “CPSI.” The following table sets forth, for the calendar quarters indicated, the high and low sales prices per share for CPSI’s common stock on the NASDAQ National Market, and the cash dividends declared per share in each such quarter:

	High	Low	Dividends Declared Per Share
2004
First Quarter	$22.00	$16.75	$0.12
Second Quarter	21.25	17.69	0.12
Third Quarter	21.58	17.39	0.12
Fourth Quarter	23.63	19.90	0.12
2005
First Quarter	$28.50	$20.93	$0.22
Second Quarter	38.96	25.19	0.22
Third Quarter	41.09	30.66	0.22
Fourth Quarter	45.38	33.01	0.22

The last reported sales price of CPSI’s common stock as reported on the NASDAQ Stock Market on March 10, 2006 was $45.42.

Dividends

During 2004, we paid a quarterly dividend in the amount of $0.12 per share. During 2005, we paid a quarterly dividend in the amount of $0.22 per share. On February 2, 2006, we announced a dividend for the first quarter of 2006 in the amount of $0.36 per share. We believe that paying dividends is an effective way of providing an investment return to our stockholders and a beneficial use of our cash.

ITEM 6. SELECTED FINANCIAL DATA

	Year ended December 31,
	2005	2004	2003	2002	2001
	(in thousands except for share and per share data)
INCOME DATA:
Total sales revenues	$108,826	$82,664	$81,303	$73,744	$59,666
Total costs of sales	60,707	49,576	48,405	42,925	36,242

Gross profit	48,119	33,088	32,898	30,819	23,424
Total operating expenses	24,827	21,886	20,352	18,750	14,948

Operating income	23,292	11,202	12,546	12,069	8,476
Total other income	658	501	338	552	204

Income before taxes	23,950	11,703	12,884	12,621	8,680
Income taxes	9,381	4,639	5,018	1,971	—

Net income (1)	$14,569	$7,064	$7,866	$10,650	$8,680

Net income per share - basic	$1.38	$0.67	$0.75	$1.06	$0.93

Net income per share - diluted	$1.37	$0.67	$0.75	$1.06	$0.93

Weighted average shares outstanding:
Basic	10,559,589	10,489,849	10,488,406	10,024,438	9,288,000
Diluted	10,646,376	10,535,555	10,536,929	10,061,765	9,288,000
Pro forma income data: (2)
Historical income before provision for income taxes				$12,621	$8,680
Pro forma income taxes				4,577	3,231

Pro forma net income				$8,044	$5,449

Pro forma net income per share - basic				$0.80	$0.59

Pro forma net income per share - diluted				$0.80	$0.59

	As of December 31,
	2005	2004	2003	2002	2001
BALANCE SHEET DATA
Cash and cash equivalents	$11,670	$13,785	$9,473	$6,352	$2,019
Working capital	29,308	22,480	19,676	14,812	5,667
Total assets	46,984	36,078	31,270	28,909	17,251
Total current liabilities	9,897	7,526	5,452	8,430	6,551
Note payable	—	—	—	—	664
Total stockholders’ equity	36,388	27,834	25,752	20,479	10,036

(1)	CPSI operated as an S corporation through May 20, 2002 and, as such, was not subject to federal and certain state income taxes.
(2)	Pro forma information reflects the provision for income taxes that would have been recorded had CPSI been a C corporation during all periods presented.

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

Our system currently is installed and operating in over 580 hospitals in 46 states and the District of Columbia. Our customers consist of community hospitals with 300 or fewer acute care beds, with hospitals having 100 or fewer acute care beds comprising approximately 93% of our customers.

Overview

We have achieved a compounded annual growth rate in revenues and net income of approximately 17.2% and 36.6%, respectively, over the past five years. We experienced a steady improvement in revenues and net income during each quarter of 2004 and 2005. Our net income margin progressively increased from 4.0% in the first quarter of 2004 to 15.4% in the fourth quarter of 2005.

We added 46 new hospital clients in 2005, with the size of our average installation contract increasing from approximately $635,000 in 2004 to approximately $735,000 in 2005.

Our gross revenues increased 31.6% over 2004, while our net income increased 106.3%, principally as a result of the improved financial condition of community hospitals during much of 2005. Cash flow from operations and total cash collections increased in 2005 and reached record levels of $17.8 million and $107.7 million, respectively. We continue to believe that our strong cash performance reflects both the quality of our customer service and our product offerings.

As a result of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (2003 Medicare Act), community hospitals began experiencing improved Medicare reimbursement starting in April 2004, the month in which the 2003 Medicare Act became effective. In the past, Medicare’s payment formula had created a disproportionate burden on smaller, community-based hospitals, which also typically depend on Medicare for a greater share of their payer mix than larger, urban facilities. The 2003 Medicare Act rectifies some of this imbalance, raising Medicare reimbursements to rural hospitals by an estimated $25 billion over the next ten years. We believe this legislation will remove one of the primary obstacles to community hospitals’ investing in healthcare information technology. Many of these hospitals had postponed or substantially limited such investments prior to the effectiveness of the 2003 Medicare Act. Accordingly, we believe that the financial effects of this legislation on community hospitals will have a positive impact on our financial results and will put us in a good position to continue to grow our business. Our improving results throughout 2004 and 2005 support the confidence we have in our business, our target market and the quality of the products and services we offer.

Revenues

System Sales. Revenues from system sales are derived from the sale of information systems (including software, conversion and installation services, hardware, peripherals, forms and office supplies) to new customers and from the sale of new or additional products to existing customers. We do not record revenue upon the execution of a sales contract. Upon the execution of a contract to purchase a system from us, each customer pays a non-refundable 10% deposit that is recorded as deferred revenue. The customer pays 40% of the purchase price for the software and the related installation, training and conversion when we install the system and commence on-site training at the customer’s facility, which is likewise recorded as deferred revenue. When the system begins operating in a live environment, the remaining 50% of the system purchase price is payable, and we recognize revenue for the total amount of the purchase price for software and related services. Revenues derived from installation of additional software applications are generally recognized upon installation. Revenues from the sale of hardware, forms and supplies are recognized upon the shipment of the product to the customer.

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

Costs of Sales

System Sales. The principal costs associated with the design, development, sale and installation of our systems are employee salaries, benefits, travel expenses and certain other overhead expenses. For the sale of equipment, we incur costs to acquire these products from the respective distributors or manufacturers, as the case may be. Costs are deferred and recognized as an expense at the time the related revenues are recognized. However, at December 31, 2005, 2004 and 2003, no system sales related costs were deferred, as all contracts were deemed to be substantially complete, or such amounts were not considered to be material.

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

Results of Operations

The following table sets forth certain items included in our results of operations for each of the three years in the period ended December 31, 2005, expressed as a percentage of our total revenues for these periods (dollar amounts in thousands):

	Year ended December 31,
	2005		2004		2003
	Amount	% Sales	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
System sales	$51,170	47.0%	$35,252	42.6%	$39,708	48.9%
Support and maintenance	43,051	39.6%	38,010	46.0%	34,567	42.5%
Outsourcing	14,605	13.4%	9,402	11.4%	7,028	8.6%

Total sales revenues	108,826	100.0%	82,664	100.0%	81,303	100.0%

Costs of sales:
System sales	33,295	30.6%	27,064	32.7%	28,045	34.5%
Support and maintenance	19,029	17.5%	16,916	20.5%	16,101	19.8%
Outsourcing	8,383	7.7%	5,596	6.8%	4,259	5.2%

Total costs of sales	60,707	55.8%	49,576	60.0%	48,405	59.5%

Gross profit	48,119	44.2%	33,088	40.0%	32,898	40.5%

Operating expenses:
Sales and marketing	7,778	7.1%	6,055	7.3%	6,125	7.5%
General and administrative	17,049	15.7%	15,831	19.2%	14,227	17.5%

Total operating expenses	24,827	22.8%	21,886	26.5%	20,352	25.0%

Operating income	23,292	21.4%	11,202	13.5%	12,546	15.5%

Other income (expense):
Interest income	653	0.6%	258	0.3%	216	0.3%
Miscellaneous income	5	0.0%	243	0.3%	122	0.1%
Interest expense	—	0.0%	—	0.0%	—	0.0%

Total other income	658	0.6%	501	0.6%	338	0.4%

Income before taxes	23,950	22.0%	11,703	14.1%	12,884	15.9%

Income taxes	9,381	8.6%	4,639	5.6%	5,018	6.2%

Net income	$14,569	13.4%	$7,064	8.5%	$7,866	9.7%

2005 Compared to 2004

Revenues. Total revenues increased by 31.6%, or $26.2 million, to $108.8 million for 2005, from $82.7 million for 2004.

System sales revenues increased by 45.2%, or $15.9 million, to $51.2 million in 2005, from $35.3 million in 2004. We added 46 new hospital clients in 2005, compared to 40 new hospital clients in 2004. The size of our average installation contract increased in 2005 to approximately $735,000 from approximately $635,000 in 2004.

Support and maintenance revenues increased by 13.3%, or $5.1 million, to $43.1 million in 2005, from $38.0 million in 2004. The increase in revenues from support and maintenance was attributable to an increase in recurring revenues as a result of a larger customer base. We had over 570 customers at December 31, 2005, compared to 530 at December 31, 2004. ASP services revenues increased by 12.1%, or $0.4 million, and ISP services revenues remained unchanged.

Outsourcing revenues increased by 55.3%, or $5.2 million, to $14.6 million in 2005, from $9.4 million in 2004. Outsourcing revenues increased as a result of continued growth in customer demand for electronic billing and statement outsourcing services. Statement outsourcing revenues increased 13.3% and electronic billing revenues increased 31.5%. Revenue from business outsourcing services increased 148.0%. We were providing business outsourcing services to 26 customers at December 31, 2005, compared to 16 customers at December 31, 2004.

Costs of Sales. Total costs of sales increased by 22.5%, or $11.1 million, to $60.7 million in 2005, from $49.6 million in 2004. As a percentage of revenues, cost of sales decreased to 55.8% for 2005, from 60.0% for 2004.

Cost of system sales increased by 23.0%, or $6.3 million, to $33.3 million for 2005, from $27.0 million for 2004. The increase in the cost of system sales is primarily due to an increase in travel expense of $2.1 million as a result of an increase in new hospital installations. Payroll related expenses increased $1.7 million as a result of increased average employee headcount needed to support increasing sales volume. Cost of equipment also increased by $2.3 million as a direct result of our increase in system sales. The gross margin on system sales improved to 34.9% for 2005, from 23.2% for 2004. The increase in gross margin was due to an increase in the number of new hospital clients, as well as an increase in the average contract size, without a commensurate increase in the personnel utilized in the system installation process.

Cost of support and maintenance increased by 12.5%, or $2.1 million, to $19.0 million for 2005, from $16.9 million for 2004. The increase in the cost of support and maintenance was caused primarily by an increase in payroll related expenses of $1.7 million as a result of increased average employee headcount needed to support our increasing customer base. Also, general departmental expenses increased $0.3 million and depreciation expense increased $0.1 million. The gross margin on support and maintenance revenues increased to 55.8% for 2005, from 55.5% for 2004. The increase in the gross margin was primarily due to the addition of new customers and with a proportionately smaller increase in support personnel.

Our costs associated with outsourcing services increased 49.8%, or $2.8 million, to $8.4 million in 2005, from $5.6 million in 2004. Cost of outsourcing services increase was primarily due to increased payroll related expense of $2.8 million due to the full-year expense of additional employees hired during 2004 and additional employees hired in 2005 to support our business office outsourcing services. Postage costs increased $0.4 million as a result an increase in transaction volumes of our statement outsourcing services.

Sales and Marketing Expenses. Sales and marketing expenses increased 28.5%, or $1.8 million, to $7.8 million in 2005, from $6.0 million in 2004. The increase in sales and marketing expense was attributable to increased sales commissions of $1.4 million based on the increase in system sales. Payroll related expenses also increased $0.3 million due to the addition of sales personnel during 2005.

General and Administrative Expenses. General and administrative expenses increased by 7.7%, or $1.2 million, to $17.0 million for 2005, from $15.8 million for 2004. The increase in general and administrative expenses was due primarily to an increase in payroll related expenses of $0.5 million and professional fees of $0.5 million. Additional expense increases were $0.2 million for various general expenses, $0.1 million for employee health insurance, $0.1 million for depreciation, $0.2 million for taxes and licenses, and $0.1 million for facilities rent. The increases were offset by a decrease of $0.6 million in bad debt expense.

As a result of the foregoing factors, income before taxes increased by 104.6%, or $12.2 million, to $23.9 million for 2005, from $11.7 million for 2004.

2004 Compared to 2003

Revenues. Total revenues increased by 1.7%, or $1.4 million, to $82.7 million for 2004, from $81.3 million for 2003.

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

Liquidity and Capital Resources

As of December 31, 2005, we had $11.7 million in cash and cash equivalents. This cash reserve plus cash generated from our normal operating activities should be adequate to fund our business for the foreseeable future. Our principal source of liquidity has been cash provided by operating activities. Cash provided by operating activities has been used primarily to fund the growth in our business and return cash to our shareholders in the form of dividends. Because of our strong cash position, our board of directors decided to begin paying a quarterly dividend in 2003. We declared and paid dividends in the aggregate amount of $9.3 million, $5.0 million and $2.7 million in 2005, 2004 and 2003, respectively. We believe that paying dividends is an effective way of providing an investment return to our stockholders and a beneficial use of our cash.

Net cash provided by operating activities totaled $17.8 million, $11.1 million and $8.0 million for 2005, 2004 and 2003, respectively. In 2005, our cash collections from customers increased $23.8 million over 2004, which produced a meaningful increase in our cash from operating activities. Upon the completion of our IPO in 2002, we converted from an S corporation to a C corporation for tax purposes. As a result, some of our cash provided by our operating activities is now required to pay taxes on our income.

Net cash used in investing activities totaled $12.9 million, $1.7 million and $2.0 million for 2005, 2004 and 2003, respectively. In 2005, we purchased investments in the amount of $10.3 million which are classified as available for sale. We also purchased $2.5 million of property and equipment. In 2004 and 2003 we used cash for the purchase of property and equipment.

Net cash used in financing activities totaled $ 7.1 million, $5.0 million and $2.9 million for 2005, 2004 and 2003, respectively. During 2005, we declared and paid dividends in the aggregate amount of $9.3 million. We also received proceeds of $2.2 million from the exercise of employee stock options. During 2004, we declared and paid dividends in the aggregate amount of $5.0 million. During 2003, we declared and paid dividends in the aggregate amount of $2.7 million. We also made a final cash distribution to our pre-IPO stockholders in the amount of $0.3 million for previously taxed S corporation income in 2003.

Our days sales outstanding for the years 2005, 2004 and 2003 were 40, 45 and 50 days, respectively.

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

Related Party Transactions

We lease our corporate headquarters campus from C.P. Investments, Inc., an Alabama corporation, the stockholders of which are John Morrissey, John Heyer, Bob O’Donnell, Elissa Stillings, Kevin P. Wilkins, Tabitha M. Wilkins Olzinski, Ellen M. Harvey, Michael K. Muscat, Jr. and Susan M. Slaton. All of these individuals are either stockholders of CPSI, or, in the case of Ms. Stillings, the spouse of a stockholder. In 2005, we paid total lease payments in the amount of $1,471,005 to C.P. Investments, Inc. Under these lease agreements, we make annual lease payments in the amount of $1,649,040, subject to adjustment as set forth in the agreements. The annual rent payable under these leases has been determined by an independent, third-party appraisal firm. The parties may agree, from time to time, to make adjustments in the annual rent payable under these leases based on subsequent third-party appraisals.

During 2005, the building which houses our research and development team and other staff was sold to C.P. Investments, Inc. from DJK, LLC, a limited liability company owned by Dennis Wilkins. Our lease with DJK, LLC was assumed by C.P. Investments, Inc. In 2005, we paid total lease payments in the amount of $20,691 to DJK, LLC. The annual rent payable under this lease has been determined by an independent, third-party appraisal firm.

Contractual Obligations

Our related party real estate leases are our only material contractual obligations requiring payments in the future. Our payments under these leases subsequent to December 31, 2005, will be as follows:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Operating Lease Obligations	$11,236,470	$1,649,040	$3,298,080	$3,298,080	$2,991,270

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

Revenue Recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101 (SAB), Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition, and the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, Software Revenue Recognition. SAB No. 104 and SOP 97-2 require that four basic criteria must be met before revenues can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on our judgment regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause us to determine these criteria are not met for certain future transactions, revenues recognized for any reporting period could be adversely affected.

Allowance for Doubtful Accounts. Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The collectibility of trade receivable balances is regularly evaluated based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns. If it is determined that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, a specific reserve for bad debt is recorded to reduce the related receivable to the amount expected to be recovered.

Stock-Based Compensation. The Company accounts for stock-based compensation using the intrinsic value method prescribed in APB No. 25. The Company grants stock options with exercise prices equal to the respective grant date’s fair market value and, as such, recognized no compensation cost for such stock options. Effective January 1, 2006, we began implementing the provision of SFAS No. 123R. See Note 7 of the Financial Statements for further discussion of the impact on the Company’s earnings.

Backlog

Backlog consists of revenues we reasonably expect to recognize over the next twelve months under existing contracts. The revenues to be recognized may relate to a combination of one-time fees for system sales, and recurring fees for support, outsourcing, ASP and ISP services. As of December 31, 2005, we had a twelve-month backlog of approximately $22.0 million in connection with non-recurring system purchases and approximately $57.0 million in connection with recurring payments under support, outsourcing, ASP and ISP contracts.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, which requires companies to measure and recognize compensation expense for stock-based payments at fair value. SFAS No. 123R was initially effective as of the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the SEC issued a rule amending the compliance date which allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, the Company will implement SFAS No. 123R in the reporting period starting January 1, 2006. The Company estimates the impact of adoption in 2006 will be

$219,000 additional compensation expense, net of taxes based on outstanding options at December 31, 2005. This estimate does not include the estimated impact of any share based payments subsequent to December 31, 2005.

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF No. 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115 and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In November 2005, the FASB approved the issuance of FASB Staff Position FAS No. 115-1 and FAS No. 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The FSP addresses when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary. The FSP is effective for reporting periods beginning after December 15, 2005 and is required to be adopted by us on January 1, 2006. The adoption of this accounting principle is not expected to have a significant impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29. SFAS No. 153 amends APB No. 29 to require that assets exchanged in a nonmonetary transaction are to be measured at fair value except for those exchanges of nonmonetary assets that lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The adoption of this accounting principle is not expected to have a significant impact on the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board (APB) Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this accounting principle is not expected to have a significant impact on the Company’s financial position or results of operations.

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

Management assessed the effectiveness of CPSI’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management believes that CPSI maintained effective internal control over financial reporting as of December 31, 2005.

CPSI’s Independent Registered Public Accounting Firm, Grant Thornton, LLP, has issued an attestation report on management’s assessment of CPSI’s internal control over financial reporting. That report appears on pages 40-41 of this Form 10-K.

REPORT OF GRANT THORNTON, LLP, INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM, ON FINANCIAL STATEMENTS

Board of Directors and

Shareholders of Computer Programs and Systems, Inc.

We have audited the accompanying balance sheets of Computer Programs and Systems, Inc. as of December 31, 2005 and 2004, and the related statements of income, stockholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Computer Programs and Systems, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II for the years ended December 31, 2005 and 2004 is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Computer Programs and Systems, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 17, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal controls over financial reporting.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
February 17, 2006

REPORT OF GRANT THORNTON LLP, INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM, ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and

Shareholders of Computer Programs and Systems, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting, that Computer Programs and Systems, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Computer Programs and Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Computer Programs and Systems, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the Internal Control—Integrated Framework issued by the COSO. Also in our opinion, Computer Programs and Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Computer Programs and Systems, Inc. as of December 31, 2005 and 2004, and the related statements of income, stockholders’ equity, and cash flows for each of the years then ended and our report dated February 17, 2006 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
February 17, 2006

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM

The Board of Directors

Computer Programs and Systems, Inc.

We have audited the accompanying statements of income, stockholders’ equity and cash flows of Computer Programs and Systems, Inc. for the year ended December 31, 2003. Our audit also included the 2003 information included in the financial statement schedule listed in the index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Computer Programs and Systems, Inc. for the year ended December 31, 2003, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the 2003 information included in the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

February 3, 2004
Birmingham, Alabama

COMPUTER PROGRAMS AND SYSTEMS, INC.

Balance Sheets

	December 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$11,669,690	$13,785,377
Investments	10,231,446	—
Accounts receivable, net of allowance for doubtful accounts of $704,000 and $1,636,000, respectively	12,413,797	11,764,465
Financing receivables, current portion	1,168,472	974,160
Inventories	1,988,184	1,475,166
Deferred tax assets	1,200,637	1,397,016
Prepaid income taxes	268,321	171,574
Prepaid expenses	265,128	437,716

Total current assets	39,205,675	30,005,474
Property and equipment
Land	936,026	936,026
Maintenance equipment	3,674,200	3,298,140
Computer equipment	5,690,497	4,854,331
Office furniture and equipment	1,626,940	1,481,314
Automobiles	111,394	89,934

	12,039,057	10,659,745
Less accumulated depreciation	(5,866,020)	(5,204,730)

Net property and equipment	6,173,037	5,455,015
Financing receivables	1,605,226	617,657

Total assets	$46,983,938	$36,078,146

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,051,195	$969,454
Deferred revenue	3,285,678	2,602,235
Accrued vacation	1,875,365	1,630,382
Other accrued liabilities	2,685,231	2,323,433

Total current liabilities	9,897,469	7,525,504

Deferred tax liabilities	698,320	718,753

Stockholders’ equity:
Common stock, $0.001 par value; 30,000,000 shares authorized; 10,624,901 and 10,489,849 shares issued and outstanding	10,625	10,490
Additional paid-in capital	20,576,268	17,292,079
Deferred compensation	(72,305)	(123,345)
Accumulated other comprehensive loss	(67,979)	—
Retained earnings	15,941,540	10,654,665

Total stockholders’ equity	36,388,149	27,833,889

Total liabilities and stockholders’ equity	$46,983,938	$36,078,146

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Statements of Income

	Year ended December 31,
	2005	2004	2003
Sales revenues:
System sales	$51,170,351	$35,252,410	$39,707,684
Support and maintenance	43,050,811	38,010,122	34,567,017
Outsourcing	14,604,433	9,401,468	7,028,159

Total sales revenues	108,825,595	82,664,000	81,302,860

Costs of sales:
System sales	33,295,030	27,064,273	28,045,002
Support and maintenance	19,028,516	16,915,781	16,100,525
Outsourcing	8,382,478	5,595,774	4,258,778

Total costs of sales	60,706,024	49,575,828	48,404,305

Gross profit	48,119,571	33,088,172	32,898,555

Operating expenses:
Sales and marketing	7,777,557	6,054,654	6,125,437
General and administrative	17,049,626	15,830,863	14,227,439

Total operating expenses	24,827,183	21,885,517	20,352,876

Operating income	23,292,388	11,202,655	12,545,679

Other income (expense):
Interest income	652,806	257,462	216,001
Miscellaneous income	5,306	243,191	121,797

Total other income	658,112	500,653	337,798

Income before taxes	23,950,500	11,703,308	12,883,477

Income taxes	9,381,327	4,639,473	5,017,647

Net income	$14,569,173	$7,063,835	$7,865,830

Net income per share - basic	$1.38	$0.67	$0.75

Net income per share - diluted	$1.37	$0.67	$0.75

Weighted average shares outstanding
Basic	10,559,589	10,489,849	10,488,406
Diluted	10,646,376	10,535,555	10,536,929

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Statements of Stockholders’ Equity

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2002	10,488,000	$10,488	$17,259,403	$(225,423)	$—	$3,434,568	$20,479,036

Net income	—	—	—	—	—	7,865,830	7,865,830
Issuance of common stock	1,849	2	30,507	—	—	—	30,509
Dividends	—	—	—	—	—	(2,674,440)	(2,674,440)
Amortization of deferred compensation	—	—	—	51,038	—	—	51,038

Balance at December 31, 2003	10,489,849	10,490	17,289,910	(174,385)	—	8,625,958	25,751,973

Net income	—	—	—	—	—	7,063,835	7,063,835
Issuance of common stock	—	—	2,169	—	—	—	2,169
Dividends	—	—	—	—	—	(5,035,128)	(5,035,128)
Amortization of deferred compensation	—	—	—	51,040	—	—	51,040

Balance at December 31, 2004	10,489,849	10,490	17,292,079	(123,345)	—	10,654,665	27,833,889

Net income	—	—	—	—	—	14,569,173	14,569,173
Issuance of common stock	135,052	135	2,228,223	—	—	—	2,228,358
Unrealized loss on available for sale investments, net of tax of $43,460	—	—	—	—	(67,979)	—	(67,979)
Dividends	—	—	—	—	—	(9,282,298)	(9,282,298)
Income tax benefit from stock option exercise	—	—	1,055,966	—	—	—	1,055,966
Amortization of deferred compensation	—	—	—	51,040	—	—	51,040

Balance at December 31, 2005	10,624,901	$10,625	$20,576,268	$(72,305)	$(67,979)	$15,941,540	$36,388,149

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Statements of Cash Flows

	Year ended December 31,
	2005	2004	2003
Operating Activities
Net income	$14,569,173	$7,063,835	$7,865,830
Adjustments to net income:
Provision for bad debt	703,736	1,342,654	256,790
Deferred taxes	219,406	294,910	33,297
Deferred compensation	51,040	51,040	51,038
Income tax benefit from stock option exercises	1,055,966	—	—
Depreciation	1,797,289	1,619,792	1,461,039
Changes in operating assets and liabilities:
Accounts receivable	(1,353,068)	(1,190,705)	425,307
Financing receivables	(1,181,881)	314,826	275,007
Inventories	(513,018)	(373,105)	513,251
Prepaid expenses	172,588	(73,332)	(36,851)
Accounts payable	1,081,741	(156,880)	(967,478)
Deferred revenue	683,443	968,348	(713,929)
Other liabilities	606,781	1,262,262	(852,988)
Prepaid income taxes	(96,747)	(49,380)	(313,571)

Net cash provided by operating activities	17,796,449	11,074,265	7,996,742

Investing Activities
Purchases of property and equipment	(2,515,311)	(1,726,503)	(1,982,520)
Purchases of investments	(10,342,885)	—	—

Net cash used in investing activities	(12,858,196)	(1,726,503)	(1,982,520)

Financing Activities
Proceeds from exercise of stock options	2,228,358	—	30,509
Dividends paid	(9,282,298)	(5,035,128)	(2,674,440)
Distributions to S corporation shareholders	—	—	(250,000)

Net cash used in financing activities	(7,053,940)	(5,035,128)	(2,893,931)

Increase (decrease) in cash and cash equivalents	(2,115,687)	4,312,634	3,120,291

Cash and cash equivalents at beginning of year	13,785,377	9,472,743	6,352,452

Cash and cash equivalents at end of year	$11,669,690	$13,785,377	$9,472,743

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$8,202,702	$4,396,112	$5,331,218

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents can include time deposits, commercial paper, municipal bond funds and bankers acceptances with original maturities of three months or less or that are highly-liquid and readily convertible to a known amount of cash. These investments are stated at cost, which approximates market, due to their short duration or liquid nature.

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

Investments are comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short term investments	$142,027	$—	$—	$142,027
Obligations of U.S. Treasury, U.S. government corporations and agencies	4,066,068	6,020	(27,061)	4,045,027
Mortgaged backed securities	938,308	—	(6,514)	931,794
Municipal obligations	400,000	—	—	400,000
Corporate bonds	4,796,502	808	(84,692)	4,712,618

	$10,342,905	$6,828	$(118,267)	$10,231,466

Shown below are the amortized cost and estimated fair value of securities with fixed maturities at December 31, 2005, by contract maturity date. Actual maturities may differ from contractual maturities because issuers of certain securities retain early call or prepayment rights.

	Amortized Cost	Fair Value
Due in 2006	$5,960,020	$5,437,278
Due in 2007	1,844,594	1,831,201
Due in 2008	1,509,506	1,940,716
Due thereafter	886,758	880,244

	$10,200,878	$10,089,439

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The collectibility of trade receivable balances is regularly evaluated based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns. If it is determined that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, a specific reserve for bad debt is recorded to reduce the related receivable to the amount expected to be recovered.

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

Revenue Recognition

The Company’s revenue is generated from three sources:

•	the sale of information systems, which includes software, conversion and installation services, hardware, peripherals, forms and supplies

•	the provision of system support services, which includes software application support, hardware maintenance, continuing education, application service provider (“ASP”) products, and internet service provider (“ISP”) products.

•	the provision of outsourcing services, which includes electronic billing, statement processing, and business office outsourcing.

Depending upon the terms of the contract, revenue is recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition, and the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, Software Revenue Recognition, which states that revenue should be recognized when persuasive evidence of an agreement exists, the product or service has been delivered, fees and prices are fixed and determinable, collectibility is probable, and when all other significant obligations have been fulfilled.

License revenue in connection with license agreements for proprietary software is recognized upon delivery of the software, providing collection is considered probable, the fee is fixed or determinable, there is evidence of an arrangement, and vendor specific objective evidence (VSOE) exists with respect to any undelivered elements of the arrangement. For multiple-element arrangements, the Company recognizes revenue under the residual method as permitted by the American Institute of Certified Public Accountants Statement of Position (SOP) 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions, whereby (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

Revenue derived from maintenance contracts primarily includes software application support, hardware maintenance, continuing education and related services. Maintenance contracts are typically sold for a separate fee with initial contractual periods ranging from one to three years with renewal for additional periods thereafter. Maintenance revenue is recognized ratably over the term of the maintenance agreement. In situations where all or a portion of the maintenance fee is bundled with the license fee, VSOE for maintenance is determined based on prices when sold separately.

Revenue for hardware is recognized under SAB No. 104. Under SAB No. 104, revenue is recognized provided that persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectibility is reasonably assured. For hardware, delivery is considered to have occurred upon shipment provided that risk of loss has been transferred to the customer.

Revenue for ISP, ASP, and outsourcing services are recognized in the period in which the services are performed.

Stock Based Compensation

During 2002, the Company adopted the 2002 Stock Option Plan, and in accordance with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow APB No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for employee stock options. Under APB No. 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense was reflected in net income for the year ended December 31, 2005, 2004 or 2003. Had the Company accounted for its stock-based compensation plan based on the fair value of awards at grant date, consistent with the methodology of SFAS No. 123, the Company’s reported net income and income per share for the years ended December 31, 2005, 2004 and 2003 would have been impacted as indicated below. There were no employee stock options granted during the year ended December 31, 2005, 2004 or 2003. The effects of applying SFAS No. 123 on a pro forma basis for the years ended December 31, 2005, 2004 and 2003, are not likely to be representative of the effects on reported pro forma net income for future years as options vest over several years.

	December 31,
	2005	2004	2003
Net income as reported	$14,569,173	$7,063,835	$7,865,830
Add: Stock-based compensation expense, net of tax, included in reported net income	31,900	31,900	31,899
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(257,308)	(310,861)	(224,067)

Pro forma	$14,343,765	$6,784,874	$7,673,662

Basic income per share as reported	$1.38	$0.67	$0.75

Pro forma basic income per share	$1.36	$0.64	$0.73

Diluted income per share as reported	$1.37	$0.67	$0.75

Pro forma diluted income per share	$1.35	$0.64	$0.73

During 2005, the Company adopted and shareholders approved the Computer Programs and Systems, Inc. 2005 Restricted Stock Plan. At December 31, 2005, no shares had been granted under the Plan

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs totaled approximately $1,177,000, $1,362,000 and $1,143,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Capitalization of computer software costs ceases when the product is available for general release to customers. The Company has determined that costs to be capitalized based on SFAS No. 86 are not material. Capitalizable software development costs of approximately $51,000, $108,000 and $189,000 were charged to expense during the years ended December 31, 2005, 2004 and 2003, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising expense was approximately $50,000, $80,000 and $307,000, for the years ended December 31, 2005, 2004 and 2003, respectively, and are recorded in general and administrative expenses in the accompanying statements of income.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and included in general and administrative expenses. Shipping and handling costs totaled approximately $954,000, $890,000 and $764,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, which requires companies to measure and recognize compensation expense for stock-based payments at fair value. SFAS No. 123R was initially effective as of the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the SEC issued a rule amending the compliance date which allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, the Company will implement SFAS No. 123R in the reporting period starting January 1, 2006. The Company estimates the impact of adoption in 2006 will be approximately $219,000 additional compensation expense, net of taxes based on outstanding options at December 31, 2005. This estimate does not include the estimated impact of any anticipated share based payments subsequent to December 31, 2005.

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF No. 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115 and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In November 2005, the FASB approved the issuance of FASB Staff Position FAS No. 115-1 and FAS No. 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The FSP addresses when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary. The FSP is effective for reporting periods beginning after December 15, 2005 and is required to be adopted by the Company on January 1, 2006. The adoption of this accounting principle is not expected to have a significant impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29. SFAS No. 153 amends APB No. 29 to require that assets exchanged in a nonmonetary transaction are to be measured at fair value except for those exchanges of nonmonetary assets that lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The adoption of this accounting principle is not expected to have a significant impact on the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board (APB) Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this accounting principle is not expected to have a significant impact on the Company’s financial position or results of operations.

Reclassifications

Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation.

4. DETAILS OF BALANCE SHEET AMOUNTS

Other accrued liabilities are comprised of the following at December 31, 2005 and 2004:

	2005	2004
Accrued salaries and benefits	$1,920,861	$1,613,420
Accrued commissions	306,704	436,307
Accrued self-insurance claims	380,600	244,500
Other	77,066	29,206

	$2,685,231	$2,323,433

5. NET INCOME PER SHARE

The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. The difference between basic and diluted EPS is solely attributable to stock options. The Company uses the treasury stock method to calculate the impact of outstanding stock options. For the years ended December 31, 2005, 2004, and 2003 these dilutive shares were 86,787, 45,706, and 48,523 respectively.

6. INCOME TAXES

The Company provides for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Deferred tax assets and liabilities are comprised of the following at December 31, 2005 and 2004:

	2005	2004
Deferred tax assets:
Accounts receivable	$274,520	$638,044
Accrued vacation	731,392	635,849
Other accrued liabilities	194,725	123,123

Total deferred tax assets	$1,200,637	$1,397,016

Deferred tax liabilities:
Deferred compensation	$28,199	$48,104
Depreciation	670,121	670,649

Total deferred tax liabilities	$698,320	$718,753

Significant components of the income tax provision for the year ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Current provision:
Federal	$7,551,987	$3,560,880	$4,339,486
State	1,609,934	783,683	644,864
Deferred provision:
Federal	198,615	262,036	29,793
State	20,791	32,874	3,504

Total income tax provision	$9,381,327	$4,639,473	$5,017,647

The difference between income taxes at the U.S. federal statutory income tax rate of 35% and those reported in the statement of income for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Income taxes at U.S. Federal statutory rate	$8,382,675	$4,096,158	$4,509,217
State income tax, net of federal tax effect	1,067,247	646,722	427,923
Impact of graduated tax rates	—	(100,000)	(100,000)
Other	(68,595)	(3,407)	180,507

	$9,381,327	$4,639,473	$5,017,647

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

Under the methodology of SFAS No. 123, the fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes option pricing model. The multiple option approach was used, with assumptions for expected option life of 5 years and 44% expected volatility for the market price of the Company’s stock in 2002. An estimated dividend yield of 3% was used. The risk-free rate of return was determined to be 2.79% in 2002. No options were granted in 2005, 2004 or 2003.

A summary of stock option activity under the plan is as follows:

	2005		2004		2003
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Beginning of year	399,948	$16.50	424,759	$16.50	444,998	$16.50
Granted	—	—	—	—	—	—
Exercised	(135,052)	16.50	—	—	(1,849)	16.50
Forfeited	(13,377)	16.50	(24,811)	16.50	(18,390)	16.50

End of year	251,519	$16.50	399,948	$16.50	424,759	$16.50

Exercisable	51,666	$16.50	—	$16.50	312	$16.50

Shares available for future grants under the plan at End of Year		476,913		763,536		738,725

Weighted-average grant date fair value		$—		$—		$—

Weighted-average remaining contractual life		3.5 years		4.5 years		5.5 years

During 2005, the Company adopted and shareholders approved the Computer Programs and Systems, Inc. 2005 Restricted Stock Plan. In order to ensure that the Restricted Stock Plan does not create the possibility of additional dilutive effect to the Company’s existing stockholders, the Board of Directors approved an amendment to the Company’s 2002 Stock Option Plan that reduced the number of shares reserved under the 2002 Stock Option Plan by 300,000. At December 31, 2005, no shares had been granted under the Restricted Stock Plan.

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

10. FAIR VALUES OF FINANCIAL INSTRUMENTS

Cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities are reflected in the accompanying financial statements at cost, which approximates fair value because of the short-term maturity of these instruments. Investments are reflected in the accompanying financial statements at current market value. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, at December 31, 2005 and 2004 the fair values of the financing receivables approximate book value.

11. FINANCING RECEIVABLES

The Company leases its information and patient care systems to certain healthcare providers under sales-type leases expiring in various years through 2010. These receivables typically have terms from 2 to 5 years, bear interest at various rates, and are usually collateralized by a security interest in the underlying assets. Since the Company has a history of successfully collecting all amounts due under the original payment terms of these extended payment arrangements without making any concessions to its customers, the Company satisfies the requirement of SOP 97-2 for revenue recognition. The Company’s history with these types of extended payment term arrangements supports management’s assertion that revenues are fixed and determinable and probable of collection.

The components of these lease receivables were as follows on December 31:

	2005	2004
Total minimum lease payments receivable	$2,176,456	$1,073,547
Less unearned income	(265,036)	(171,599)

Lease receivables	1,911,420	901,948
Less current portion	(306,194)	(284,291)

Amounts due after one year	$1,605,226	$617,657

Future minimum lease payments to be received at December 31, 2005 are as follows:

2006	$433,363
2007	954,815
2008	581,096
2009	120,113
2010	87,069

Total minimum lease payments to be received	2,176,456
Less unearned income	(265,036)

Net leases receivable	$1,911,420

The Company has also sold information and patient care systems to certain healthcare providers under extended payment terms. These receivables, included in current portion of financing receivables, typically have terms from 3 to 12 months. Total amounts receivable under these arrangements at December 31, 2005 and 2004 were $862,278 and $689,869, respectively.

12. BENEFIT PLANS

In January 1994, the Company adopted the Computer Programs & System, Inc. 401(k) Retirement Plan that covers all eligible employees of the Company who have completed one year of service. The plan allows eligible employees to contribute up to 15% of their pre-tax earnings up to the statutory limit prescribed by the Internal Revenue Service. The Company matches the first $1,000 contribution per participant plus a discretionary amount determined by the Company. The Company contributed approximately $1,000,000, $1,059,000 and $935,000 to the plan for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company provides certain health and medical benefits to eligible employees, their spouses and dependents pursuant to a benefit plan funded by the Company. Each participating employee contributes to the Company’s costs associated with such benefit plan. The Company’s obligation to fund this benefit plan and pay for these benefits is limited through the Company’s purchase of an insurance policy from a third-party insurer. The amount established as a reserve is intended to recognize the Company’s estimated obligations with respect to its payment of claims and claims incurred but not yet reported under the benefit plan. Management believes that the recorded liability for medical self-insurance at December 31, 2005 and 2004 is adequate to cover the losses and claims incurred, but these reserves are necessarily based on estimates and the amount ultimately paid may be more or less than such estimates.

13. OPERATING LEASES

The Company leases certain real property, all of which is owned by entities that are owned by one or more stockholders of the Company. The lease agreements have terms of ten years and expire on or before December 2015. For the second five years of the leases, the rental may be adjusted with consent of the landlord and the Company. If mutual consent cannot be obtained, the rental for the second five years will remain the same as the first five years. For the years ended December 31, 2005, 2004 and 2003, total rent expense paid to related parties was approximately $1,492,000, $1,385,000 and $1,325,000, respectively.

The future minimum lease payments payable under operating leases subsequent to December 31, 2005 are as follows:

2006	$1,649,040
2007	1,649,040
2008	1,649,040
2009	1,649,040
2010	1,649,040
Thereafter	2,991,270

$11,236,470

14. CONTINGENCIES

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. Management does not expect this to have a material adverse effect on the Company’s financial statements.

15. COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, requires the disclosure of certain revenue, expenses, gains and losses that are excluded from net income in accordance with accounting principles generally accepted in the United States of America. Total comprehensive income for the years ended December 31, 2005, 2004 and 2003 is as follows:

	Year ended December 30,
	2005	2004	2003
Net income as reported	$14,569,173	$7,063,835	$7,865,830
Other comprehensive income:
Unrealized loss on investments, net of taxes	(67,979)	—	—

Total comprehensive income	$14,501,194	$7,063,835	$7,865,830

16. SUBSEQUENT EVENTS

On February 2, 2006, the Company announced a dividend for the first quarter of 2006 in the amount of $0.36 per share.

On January 27, 2006, the Compensation Committee of the Board of Directors approved the grant of shares of restricted stock, effective January 30, 2006, to certain executive officers of the Company. The restricted stock vests in five equal annual installments commencing on the first anniversary of the date of grant. Under SFAS No. 123R, we estimate this grant will result in compensation expense of approximately $559,000, net of taxes, in 2006.

17. QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a summary of our results of operations for our eight most recent quarters ended December 31, 2005. The information for each of these quarters is unaudited and has been prepared on a basis consistent with the audited financial statements. This information includes all adjustments, consisting only of normal recurring adjustments, we consider necessary for fair presentation of this information when read in conjunction with the audited financial statements and related notes. Our operating results have varied on a quarterly basis and may fluctuate significantly in the future.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands except for share and per share data)
Year Ended December 31, 2005
Sales revenues	$26,397	$26,970	$27,000	$28,459
Gross profit	11,915	11,705	11,457	13,042
Operating income	5,213	5,567	5,707	6,805
Net income	3,234	3,409	3,565	4,361
Net income per share
Basic	0.31	0.32	0.34	0.41
Diluted	0.31	0.32	0.33	0.41
Weighted average shares outstanding
Basic	10,489,849	10,527,568	10,603,781	10,615,296
Diluted	10,574,145	10,613,001	10,695,570	10,703,645

Year Ended December 31, 2004
Sales revenues	$18,212	$19,014	$21,132	$24,306
Gross profit	6,496	7,542	8,422	10,628
Operating income	1,139	2,353	3,337	4,374
Net income	755	1,449	2,086	2,774
Net income per share
Basic	0.07	0.14	0.20	0.26
Diluted	0.07	0.14	0.20	0.26
Weighted average shares outstanding
Basic	10,489,849	10,489,849	10,489,849	10,489,849
Diluted	10,527,101	10,531,893	10,533,388	10,549,706

SCHEDULE II

COMPUTER PROGRAMS AND SYSTEMS, INC.

VALUATION AND QUALIFYING ACCOUNTS

Description		Balance at beginning of period	(1) Additions charged to cost and expenses	(2) Deductions	Balance at end of period
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet	2003	$768,000	$257,000	$121,000	$904,000
	2004	904,000	1,342,000	610,000	1,636,000
	2005	1,636,000	704,000	1,636,000	704,000

(1)	Adjustments to allowance for change in estimates.
(2)	Uncollectible accounts written off, net of recoveries.

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

There have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

This report is included in Item 8 on page 38 and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

This report is included in Item 8 on pages 40-41 and is incorporated herein by reference.

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

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Certain of the information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the securities that have been authorized for issuance as of December 31, 2005 under our 2002 Stock Option Plan and 2005 Restricted Stock Plan. Both of these plans have been approved by CPSI’s stockholders. No shares of common stock had been granted under the 2005 Restricted Stock Plan as of December 31, 2005. The 2002 Stock Option Plan is described in Note 8 of the Notes to the Financial Statements.

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	251,519	$16.50	776,913[1]
Equity compensation plans not approved by stockholders	-0-	N/A	-0-

Total	251,519		776,913[1]

[1]	Represents 476,913 shares of common stock underlying stock options that are issuable pursuant to our 2002 Stock Option Plan and 300,000 shares of common stock issuable pursuant to our 2005 Restricted Stock Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

    (a)(1) and (2) and (d) - Financial Statements and Financial Statement Schedules.

Financial Statements: The Financial Statements and related Financial Statements Schedule of CPSI are included herein in Part II, Item 8.

    (a)(3) and (b) – Exhibits.

The exhibits listed on the Exhibit Index at page 67 of this Form 10-K are filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 13th day of March, 2006.

COMPUTER PROGRAMS AND SYSTEMS, INC.

By:	/s/ David A. Dye
David A. Dye
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John Morrissey John Morrissey	Chairman of the Board and Director	March 13, 2006

/s/ David A. Dye David A. Dye	President, Chief Executive Officer and Director (principal executive officer)	March 13, 2006

/s/ J. Boyd Douglas J. Boyd Douglas	Executive Vice President, Chief Operating Officer and Director	March 13, 2006

/s/ M. Stephen Walker M. Stephen Walker	Vice President - Finance and Chief Financial Officer	March 13, 2006

/s/ Darrell G. West Darrell G. West	Controller (principal accounting officer)	March 13, 2006

/s/ Dennis P. Wilkins Dennis P. Wilkins	Director	March 13, 2006

/s/ M. Kenny Muscat M. Kenny Muscat	Director	March 9, 2006

/s/ Ernest F. Ladd, III Ernest F. Ladd, III	Director	March 13, 2006

/s/ W. Austin Mulherin, III W. Austin Mulherin, III	Director	March 13, 2006

/s/ William R. Seifert, II William R. Seifert, II	Director	March 13, 2006

/s/ Hal L. Daugherty Hal L. Daugherty	Director	March 13, 2006

/s/ John C. Johnson John C. Johnson	Director	March 13, 2006

/s/ Charles P. Huffman Charles P. Huffman	Director	March 13, 2006

Exhibit Index

Exhibit Number	Description
3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Bylaws (filed as Exhibit 3.6 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

10.1	Real Property Lease, dated April 1, 2002, between CPSI and C.P. Investments, Inc. (filed as Exhibit 10.1 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

10.2	Real Property Lease dated April 1, 2002, between CPSI and DJK, LLC (filed as Exhibit 10.2 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

10.3*	2002 Stock Option Plan (filed as Exhibit 10.3 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

10.4*	First Amendment to 2002 Stock Option Plan (filed as Exhibit 10.2 to CPSI’s Current Report on Form 8-K dated May, 12, 2005, and incorporated herein by reference)

10.5*	Form of Non-Qualified Stock Option Agreement for executive officers (filed as Exhibit 10.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

10.6*	Amendment and Restatement of 2005 Restricted Stock Plan

10.7*	Form of Restricted Stock Award Agreement under the 2005 Restricted Stock Plan (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated January 30, 2006, and incorporated herein by reference)

10.8	Form of Indemnity Agreement entered into by CPSI and each of its non-employee directors (filed as Exhibit 10.1 to CPSI’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 and incorporated herein by reference)

10.9	Real Property Lease, dated October 1, 2002, between CPSI and C.P. Investments, Inc. (filed as Exhibit 10.10 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2002 and incorporated herein by reference)

10.10	Real Property Lease, dated November 1, 2002, between CPSI and C.P. Investments, Inc. (filed as Exhibit 10.11 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2002 and incorporated herein by reference)

10.11	Real Property Lease, dated June 16, 2002, between CPSI and C.P. Investments, Inc. (filed as Exhibit 10.12 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2003 and incorporated herein by reference)

10.12	Real Property Lease, dated March 15, 2005, between CPSI and C.P. Investments, Inc.

10.13	Real Property Lease, dated November 15, 2005, between CPSI and C.P. Investments, Inc.

10.14	Real Property Lease, dated December 15, 2005, between CPSI and C.P. Investments, Inc.

10.15*	Summary of Compensation Arrangements with Named Executive Officers and Directors

14.1	Code of Business Conduct and Ethics (filed as Exhibit 14.1 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2003 and incorporated herein by reference)

14.2	Code of Ethics for CEO and Senior Financial Officers (filed as Exhibit 14.2 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2003 and incorporated herein by reference)

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Compensation plan or arrangement.