Form 10-Q
period 2006-03-31
COMPUTER PROGRAMS & SYSTEMS INC
filed 2006-05-08
CIK 1169445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of May 5, 2006, there were 10,752,986 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Form 10-Q

(For the period ended March 31, 2006)

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,920,819	$11,669,690
Investments	10,309,855	10,231,446
Accounts receivable, net of allowance for doubtful accounts of $796,000 and $704,000, respectively	12,873,782	12,413,797
Financing receivables, current portion	1,569,067	1,168,472
Inventories	1,947,295	1,988,184
Deferred tax assets	1,292,590	1,200,637
Prepaid income taxes	—	268,321
Prepaid expenses	125,589	265,128

Total current assets	39,038,997	39,205,675
Property and equipment
Land	936,026	936,026
Maintenance equipment	3,827,406	3,674,200
Computer equipment	5,607,803	5,690,497
Office furniture and equipment	1,742,373	1,626,940
Automobiles	111,394	111,394

	12,225,002	12,039,057
Less accumulated depreciation	(6,169,507)	(5,866,020)

Net property and equipment	6,055,495	6,173,037
Financing receivables	1,405,546	1,605,226

Total assets	$46,500,038	$46,983,938

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,424,212	$2,051,195
Deferred revenue	2,902,624	3,285,678
Accrued vacation	2,000,366	1,875,365
Other accrued liabilities	1,731,974	2,685,231
Income taxes payable	705,824	—

Total current liabilities	8,765,000	9,897,469
Deferred tax liabilities	547,720	698,320
Stockholders’ equity:
Common stock, par value $0.001 per share; 30,000,000 shares authorized; 10,752,316 and 10,624,901 shares issued and outstanding	10,752	10,625
Additional paid-in capital	21,088,106	20,576,268
Deferred compensation	—	(72,305)
Accumulated other comprehensive loss	(78,323)	(67,979)
Retained earnings	16,166,783	15,941,540

Total stockholders’ equity	37,187,318	36,388,149

Total liabilities and stockholders’ equity	$46,500,038	$46,983,938

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three months ended March 31,
	2006	2005
Sales revenues:
System sales	$14,519,049	$12,642,831
Support and maintenance	11,170,310	10,192,293
Outsourcing	3,847,953	3,561,455

Total sales revenues	29,537,312	26,396,579

Costs of sales:
System sales	8,755,432	7,955,288
Support and maintenance	4,907,559	4,564,421
Outsourcing	2,223,377	1,961,405

Total costs of sales	15,886,368	14,481,114

Gross profit	13,650,944	11,915,465

Operating expenses:
Sales and marketing	2,208,796	1,834,650
General and administrative	4,982,009	4,868,249

Total operating expenses	7,190,805	6,702,899

Operating income	6,460,139	5,212,566

Other income (expense):
Interest income	256,710	109,816
Miscellaneous income	—	64,873

Total other income	256,710	174,689

Income before taxes	6,716,849	5,387,255

Income taxes	2,623,647	2,153,413

Net income	$4,093,202	$3,233,842

Net income per share - basic	$0.38	$0.31

Net income per share - diluted	$0.38	$0.31

Weighted average shares outstanding
Basic	10,706,256	10,489,849
Diluted	10,798,099	10,574,145
Dividends declared per share	$0.36	$0.22

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholder’s Equity
Balance at December 31, 2005	10,624,901	$10,625	$20,576,268	$(72,305)	$(67,979)	$15,941,540	$36,388,149

Net Income						4,093,202	4,093,202
Issuance of common stock	127,415	127	180,004				180,131
Unrealized loss on available for sales investments, net of tax of $7,036					(10,344)		(10,344)
Share-based compensation			274,966				274,966
Dividends						(3,867,959)	(3,867,959)
Income tax benefit from stock option exercise			129,173				129,173
Adoption of SFAS No. 123R			(72,305)	72,305			—

Balance at March 31, 2006	10,752,316	$10,752	$21,088,106	$—	$(78,323)	$16,166,783	$37,187,318

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended March 31,
	2006	2005
Operating Activities
Net income	$4,093,202	$3,233,842
Adjustments to net income:
Provision for bad debt	(69,938)	(259,202)
Deferred taxes	(235,517)	13,020
Share-based compensation	274,966	12,760
Excess tax benefit from stock based compensation	(129,173)	—
Depreciation	503,958	427,477
Changes in operating assets and liabilities:
Accounts receivable	(390,047)	244,216
Financing receivables	(200,915)	(203,545)
Inventories	40,889	(128,772)
Prepaid expenses	139,539	211,071
Accounts payable	(626,983)	619,383
Deferred revenue	(383,054)	458,605
Other liabilities	(828,256)	284,874
Income taxes payable	1,103,318	1,552,093

Net cash provided by operating activities	3,291,989	6,465,822

Investing Activities
Purchases of property and equipment	(386,416)	(697,396)
Purchases of investments	(95,789)	(6,148,223)

Net cash used in investing activities	(482,205)	(6,845,619)

Financing Activities
Proceeds from exercise of stock options	180,131	—
Excess tax benefit from stock based compensation	129,173	—
Dividends paid	(3,867,959)	(2,307,767)

Net cash used in financing activities	(3,558,655)	(2,307,767)

Decrease in cash and cash equivalents	(748,871)	(2,687,564)
Cash and cash equivalents at beginning of period	11,669,690	13,785,377

Cash and cash equivalents at end of period	$10,920,819	$11,097,813

Cash paid for income taxes, net of refund	$1,755,846	$588,300

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

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

Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2005 and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Revenue for ISP, ASP, and outsourcing services are recognized in the period in which the services are performed.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

3.	DETAILS ON BALANCE SHEET AMOUNTS

Other accrued liabilities are comprised of the following:

	March 31, 2006	December 31, 2005
Accrued salaries and benefits	$786,623	$1,920,861
Accrued commissions	399,254	306,704
Accrued self-insurance reserves	380,600	380,600
Other	165,497	77,066

	$1,731,974	$2,685,231

4.	INVESTMENTS

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

Investments are comprised of the following at March 31, 2006:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short term investments	$129,071	$—	$—	$129,071
Obligations of U.S. Treasury, U.S. government corporation and agencies	4,670,155	13,308	31,552	4,651,911
Mortgaged backed securities	464,166	—	8,838	455,328
Municipal obligations	400,000	—	—	400,000
Corporate bonds	4,780,616	2,079	109,150	4,673,545

	$10,444,008	$15,387	$149,540	$10,309,855

Shown below are the amortized cost and estimated fair value of securities with fixed maturities at March 31, 2006, by contract maturity date. Actual maturities may differ from contractual maturities because issuers of certain securities retain early call or prepayment rights.

	Amortized Cost	Fair Value
Due in 2006	$5,648,027	$5,564,039
Due in 2007	2,294,293	2,276,562
Due in 2008	1,510,007	1,486,412
Due thereafter	862,610	853,771

	$10,314,937	$10,180,784

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

5.	NET INCOME PER SHARE

The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. The difference between basic and diluted EPS is solely attributable to stock options. The Company uses the treasury stock method to calculate the impact of outstanding stock options. For the three month periods ended March 31, 2006 and 2005, these dilutive shares were 91,843 and 84,296 respectively.

6.	INCOME TAXES

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. Deferred tax assets and liabilities are comprised of the following:

	March 31, 2006	December 31, 2005
Deferred tax assets:
Accounts receivable	$310,688	$274,520
Accrued vacation	780,143	731,392
Stock compensation	102,261	—
Other accrued liabilities	201,759	194,725

Total gross deferred tax assets	$1,394,851	$1,200,637

Deferred tax liabilities:
Deferred compensation	$23,223	$28,199
Depreciation	626,758	670,121

Total gross deferred tax liabilities	$649,981	$698,320

Net deferred tax asset	$744,870	$502,317

Significant components of the Company’s income tax provision for the three months ended March 31 are as follows:

	2006	2005
Current provision:
Federal	$2,355,245	$1,773,833
State	503,919	366,560
Deferred provision:
Federal	(211,362)	11,685
State	(24,155)	1,335

Total income tax provision	$2,623,647	$2,153,413

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

The difference between income taxes at the U. S. federal statutory income tax rate of 35% and those reported in the condensed statements of income for the three months ended March 31 are as follows:

	2006	2005
Income taxes at U. S. Federal statutory rate	$2,351,011	$1,885,539
State income tax, net of federal tax effect	303,392	238,264
Other	(30,756)	29,610

Total income tax provision	$2,623,647	$2,153,413

7.	STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment (SFAS No. 123R). SFAS No. 123R establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company previously applied Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and provided pro forma disclosures of SFAS No. 123, Accounting for Stock Based Compensation. The Company elected to adopt the modified prospective application method as provided by SFAS No. 123R, and, accordingly, prior periods are not restated for the effects of SFAS No. 123R. The Company recorded compensation costs as the requisite service rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and any awards issued, modified, repurchased, or cancelled after the effective date of SFAS No. 123R.

The adoption of SFAS No. 123R reduced basic and diluted net income per share by $0.02 for the three months ended March 31, 2006. The following table shows total stock-based compensation expense for the three months ended March 31, 2006, included in the Condensed Statement of Income:

Three Months Ended March 31, 2006
Costs of sales	$129,351
Operating expenses	145,615

Pre-tax stock-based compensation expense	274,966
Less: income tax effect	102,261

Net stock-based compensation expense	$172,705

Prior to adopting SFAS No. 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS No. 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of adopting SFAS No. 123R, $129,173 of excess tax benefits for the three months ended March 31, 2006 have been classified as a financing cash inflow.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

2002 Stock Option Plan

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

As required under SFAS No. 123R, the reported net income and earnings per share for the three months ended March 31, 2005 have been presented to reflect the impact had the Company been required to include the amortization of the Black-Scholes option value as an expense. The pro forma amounts are as follows:

Three Months Ended March 31, 2005
Net income as reported	$3,233,842
Add: Stock-based compensation expense, net of tax, included in reported net income	7,784
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(64,136)

Pro forma net income	$3,177,490

Basic and diluted income per share as reported	$0.31

Pro forma basic and diluted income per share	$0.30

A summary of stock option activity under the plan during the three month period ended March 31, 2006 is as follows:

	Shares	Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Instrincic Value
Outstanding at beginning of period	251,519	$16.50
Granted	—	—
Exercised	(10,917)	16.50
Forfeited	(1,961)	16.50

Outstanding at end of period	238,641	$16.50	3.25	7,994,474

Exercisable at end of period	40,749	$—	3.25	1,365,092

Shares available for future grants under the plan at end of period		478,874

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading date of the first quarter of 2006 and the exercise price, multiplied by the number of options). The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

The aggregate intrinsic value of options exercised during the quarters ended March 31, 2006 and March 31, 2005 was $314,086 and $0 respectively.

As of March 31, 2006, there was $410,740 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the existing stock option plan. This cost is expected to be recognized over a weighted-average period of 1.2 years.

2005 Restricted Stock Plan

On January 27, 2006, the Compensation Committee of the Board of Directors approved the grant of 116,498 shares of restricted stock, effective January 30, 2006, to certain executive officers of the Company. The grant date fair value was $42.91 per share. The restricted stock vests in five equal annual installments commencing on the first anniversary of the date of grant.

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock outstanding at beginning of period	—	$—
Granted	116,498	42.91
Vested	—	—
Forfeited	—	—

Nonvested stock outstanding at end of period	116,498	$42.91

As of March 31, 2006, there was $4,826,887 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Restricted Stock Plan. This cost is expected to be recognized over a weighted-average period of 4.8 years.

Deferred Compensation

On May 17, 2002, Kenny Muscat, one of the Company’s directors and a principal stockholder, sold 66,667 shares of common stock to J. Boyd Douglas, Jr., one of the Company’s directors and its Chief Operating Officer, for a price of $13.20 per share. The share price was determined by an independent valuation of the fair market value of the shares. A promissory note was delivered for the entire purchase price. The promissory note bears interest at the applicable rate for federal income tax purposes, and the entire principal balance is due five years after the date of the stock sale. As a part of the same transaction, Mr. Muscat also transferred to Mr. Douglas 19,333 shares of common stock for $1.00. These shares are subject to a mandatory transfer obligation under which Mr. Douglas will be required to transfer the shares back to Mr. Muscat in the event Mr. Douglas’s employment with the Company terminates for certain reasons prior to the fifth anniversary of the transaction date. The mandatory transfer obligation lapses as to 20% of the shares on each anniversary of the transaction date over the five year restriction period.

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock outstanding at beginning of period	5,478	$13.20
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested stock outstanding at end of period	5,478	$13.20

As of March 31, 2006, there was $59,546 of total unrecognized compensation cost related to the unlapsed portion of the mandatory transfer obligation. This cost is expected to be recognized over a weighted-average period of 1.2 years.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

8.	COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, requires the disclosure of certain revenue, expenses, gains and losses that are excluded from net income in accordance with accounting principles generally accepted in the United States of America. Total comprehensive income for the three months ended March 31, 2006 and 2005 are as follows:

	Three months ended March 31
	2006	2005
Net income as reported	$4,093,202	$3,233,842
Other comprehensive income:
Unrealized loss on investments, net of taxes	(10,344)	(27,752)

Total comprehensive income	$4,082,858	$3,206,090

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

Additional information concerning these and other factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

Overview

We are a healthcare information technology company that designs, develops, markets, installs and supports computerized information technology systems to meet the unique demands of small and midsize hospitals. Our target market includes acute care community hospitals with 300 or fewer beds and small specialty hospitals. We are a single-source vendor providing comprehensive software and hardware products, complemented by data conversion, complete installation and extensive support. Our fully integrated, enterprise-wide system automates the management of clinical and financial data across the primary functional areas of a hospital. In addition, we provide services that enable our customers to outsource certain data-related business processes which we can perform more efficiently. We believe our products and services enhance hospital performance in the critical areas of clinical care, revenue cycle management, cost control and regulatory compliance. From our initial hospital installation in 1981, we have grown to serve more than 580 hospital customers across 46 states and the District of Columbia. In the three months ended March 31, 2006, we generated revenues of $29.5 million from the sale of our products and services.

Results of Operations

Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005

Revenues. Total revenues increased by 11.9%, or $3.1 million, to $29.5 million for the three months ended March 31, 2006, from $26.4 million for the three months ended March 31, 2005.

System sales revenues increased by 14.8%, or $1.9 million, to $14.5 million for the three months ended March 31, 2006, from $12.6 million for the three months ended March 31, 2005. This increase was primarily due to an increase in sales of add-on business to existing customers along with the conversion of an ASP contract to a system purchase.

Support and maintenance revenues increased by 9.6%, or $1.0 million, to $11.2 million for the three months ended March 31, 2006, from $10.2 million for the three months ended March 31, 2005. This increase was attributable to an increase in recurring revenues as a result of a larger customer base.

Outsourcing revenues increased by 8.0%, or $0.2 million, to $3.8 million for the three months ended March 31, 2006, from $3.6 million for the three months ended March 31, 2005. We experienced an increase in outsourcing revenues as a result of continued growth in existing customer demand for electronic billing and business office outsourcing services. We were providing business office outsourcing services to fifteen customers at March 31, 2006 and March 31, 2005.

Costs of Sales. Total costs of sales increased by 9.7%, or $1.4 million, to $15.9 million for the three months ended March 31, 2006, from $14.5 million for the three months ended March 31, 2005. As a percentage of total revenues, costs of sales decreased to 53.8% for the three months ended March 31, 2006, from 54.9% for the three months ended March 31, 2005.

Cost of system sales increased by 10.1%, or $0.8 million, to $8.8 million for the three months ended March 31, 2006, from $8.0 million for the three months ended March 31, 2005. Cost of equipment increased $0.5 million as a result of an increase in equipment sales. Payroll related expenses increased $0.3 million as a result of annual salary increases and an increase in the number of employees. The gross margin on system sales increased to 39.7% for the three months ended March 31, 2006, from 37.1% for the three months ended March 31, 2005. The increase in the sale of add-on business to existing customers resulted in an improved gross margin percentage.

Cost of support and maintenance increased by 7.5%, or $0.3 million, to $4.9 million for the three months ended March 31, 2006, from $4.6 million for the three months ended March 31, 2005. This increase was caused primarily by an increase of $0.4 million in payroll related expenses as a result of annual salary increases and an increase in the number of employees. General departmental expenses decreased $0.1 million. The gross margin on support and maintenance revenues increased to 56.1% for the three months ended March 31, 2006, compared to 55.2% for the three months ended March 31, 2005. The increase in gross margin was primarily due to the addition of new customers with a proportionately smaller increase in support personnel.

Our costs associated with outsourcing services increased by 13.4%, or $0.2 million, to $2.2 million for the three months ended March 31, 2006, from $2.0 million for the three months ended March 31, 2005. This increase was caused primarily by an increase of $0.2 million in payroll related expenses as a result of an increase in the number of employees needed to support our growing business office outsourcing operations and electronic billing operations.

Sales and Marketing Expenses. Sales and marketing expenses increased by 20.4%, or $0.4 million, to $2.2 million for the three months ended March 31, 2006, from $1.8 million for the three months ended March 31, 2005. The increase was attributable to an increase in salary expense of $0.2 million as a result of an increase in the number of personnel in sales and marketing and an increase in travel related expenses of $0.2 million.

General and Administrative Expenses. General and administrative expenses increased 2.3%, or $0.1 million, to $5.0 million for the three months ended March 31, 2006, from $4.9 million for the three months ended March 31, 2005. Our 2005 National Users Conference was postponed from September 2005 to January 2006 as a result of the impact of Hurricane Katrina on the Gulf Coast region. Expenses related to this meeting are normally incurred during the third quarter each year.

As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses decreased to 24.3% for the three months ended March 31, 2006, from 25.4% for three months ended March 31, 2005.

Net Income. Net income for the three months ended March 31, 2006 increased by 26.6%, or $0.9 million, to $4.1 million, or $0.38 per diluted share, as compared with net income of $3.2 million, or $0.31 per diluted share, for the three months ended March 31, 2005. Net income represents 13.9% of revenue for the three months ended March 31, 2006, as compared to 12.3% of revenue for the three months ended March 31, 2005.

Liquidity and Capital Resources

At March 31, 2006, we had cash and cash equivalents of $10.9 million, compared with $11.1 million at March 31, 2005. Net cash provided by operating activities for the three months ended March 31, 2006 was $3.3 million, compared to $6.5 million for the three months ended March 31, 2005. The decrease was primarily due to an increase in net income offset by decreases in accounts payable, other liabilities and deferred revenue.

Net cash used in investing activities totaled $0.5 million for the three months ended March 31, 2006, compared to $6.8 million for the three months ended March 31, 2005. We used cash primarily for the purchase of property and equipment. In 2005, we used cash primarily for the purchase of $6.1 million in investments which are classified as available for sale.

Net cash used in financing activities totaled $3.6 million for the three months ended March 31, 2006, compared to $2.3 million for the three months ended March 31, 2005, as a result of $3.9 million in dividends that we declared and paid during the first quarter of 2006.

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

As of March 31, 2006, the Company had no borrowings and is, therefore, not subject to interest rate risks related to debt instruments.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are involved in routine litigation that arises in the ordinary course of business. We were involved in a litigated dispute relating to the installation of a hospital information system. On March 13, 2006, we reached a compromise on this dispute. The terms of the compromise are embodied in a settlement agreement which has been approved by the Supreme Court of the State of New York, County of New York. The settlement will not have an adverse effect on our business or financial condition, nor will it affect our quarterly earnings. We are not currently involved in any other litigation that we believe could reasonably be expected to have a material adverse effect on our business, financial condition, or results of operations.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	None.

(c)	None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

No.	Exhibit

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Bylaws (filed as Exhibit 3.6 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

10.1	Form of Restricted Stock Award Agreement (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated January 30, 2006, and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Date: May 8, 2006

	By:	/s/ David A. Dye
David A. Dye President and Chief Executive Officer

Date: May 8, 2006	By:	/s/ M. Stephen Walker
M. Stephen Walker Vice President - Finance and Chief Financial Officer

Exhibit Index

No.	Exhibit
3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Bylaws (filed as Exhibit 3.6 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

10.1	Form of Restricted Stock Award Agreement (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated January 30, 2006, and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002