Form 10-Q
period 2006-06-30
COMPUTER PROGRAMS & SYSTEMS INC
filed 2006-08-11
CIK 1169445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2006.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange act). ☐ Yes ☑ No
     As of July 31, 2006, there were 10,750,437 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.
Form 10-Q
(For the period ended June 30, 2006)

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,163,148	$11,669,690
Investments	10,398,878	10,231,446
Accounts receivable, net of allowance for doubtful accounts of $862,000 and $704,000 respectively	13,503,828	12,413,797
Financing receivables, current portion	1,629,479	1,168,472
Inventories	1,823,141	1,988,184
Deferred tax assets	1,330,423	1,200,637
Prepaid income taxes	36,268	268,321
Prepaid expenses	353,828	265,128

Total current assets	39,238,993	39,205,675
Property and equipment
Land	936,026	936,026
Maintenance equipment	4,032,286	3,674,200
Computer equipment	5,899,608	5,690,497
Office furniture and equipment	1,805,907	1,626,940
Automobiles	111,394	111,394

	12,785,221	12,039,057
Less accumulated depreciation	(6,658,067)	(5,866,020)

Net property and equipment	6,127,154	6,173,037
Financing receivables	1,702,810	1,605,226

Total assets	$47,068,957	$46,983,938

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,436,955	$2,051,195
Deferred revenue	2,670,970	3,285,678
Accrued vacation	2,042,268	1,875,365
Other accrued liabilities	2,639,866	2,685,231

Total current liabilities	8,790,059	9,897,469

Deferred tax liabilities	395,414	698,320

Stockholders’ equity:
Common stock, par value $0.001 per share; 30,000,000 shares authorized; 10,750,437 and 10,624,901 shares issued and outstanding	10,750	10,625
Additional paid-in capital	21,573,212	20,576,268
Deferred compensation	—	(72,305)
Accumulated other comprehensive loss	(81,032)	(67,979)
Retained earnings	16,380,554	15,941,540

Total stockholders’ equity	37,883,484	36,388,149

Total liabilities and stockholders’ equity	$47,068,957	$46,983,938

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Sales revenues:
System sales	$13,212,070	$12,656,010	$27,731,119	$25,298,841
Support and maintenance	11,426,796	10,514,113	22,597,106	20,706,406
Outsourcing	4,345,915	3,800,328	8,193,869	7,361,783

Total sales revenues	28,984,781	26,970,451	58,522,094	53,367,030

Costs of sales:
System sales	8,521,092	8,466,538	17,276,525	16,421,825
Support and maintenance	5,040,841	4,673,497	9,948,400	9,237,919
Outsourcing	2,459,310	2,125,152	4,682,687	4,086,557

Total costs of sales	16,021,243	15,265,187	31,907,612	29,746,301

Gross profit	12,963,538	11,705,264	26,614,482	23,620,729

Operating expenses:
Sales and marketing	2,132,828	1,774,707	4,341,624	3,609,357
General and administrative	4,410,076	4,363,752	9,392,085	9,232,001

Total operating expenses	6,542,904	6,138,459	13,733,709	12,841,358

Operating income	6,420,634	5,566,805	12,880,773	10,779,371

Other income (expense):
Interest income	264,048	144,619	520,758	254,435
Miscellaneous income	—	(59,566)	—	5,306

Total other income	264,048	85,053	520,758	259,741

Income before taxes	6,684,682	5,651,858	13,401,531	11,039,112

Income taxes	2,599,836	2,242,385	5,223,483	4,395,798

Net income	$4,084,846	$3,409,473	$8,178,048	$6,643,314

Net income per share — basic	$0.38	$0.32	$0.76	$0.63

Net income per share — diluted	$0.38	$0.32	$0.76	$0.63

Weighted average shares outstanding
Basic	10,750,951	10,527,568	10,728,727	10,508,813
Diluted	10,837,686	10,613,001	10,818,002	10,593,680

Dividends declared per share	$0.36	$0.22	$0.72	$0.44

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

					Accumulated
			Additional		Other		Total
	Common	Common	Paid-in	Deferred	Comprehensive	Retained	Stockholders’
	Shares	Stock	Capital	Compensation	Loss	Earnings	Equity

Balance at December 31, 2005	10,624,901	$10,625	$20,576,268	$(72,305)	$(67,979)	$15,941,540	$36,388,149

Net Income						8,178,048	8,178,048
Issuance of common stock	148,835	149	239,547				239,696
Forfeiture of restricted stock	(23,299)	(24)	24				—
Unrealized loss on available for sales investments,							—
net of tax of $8,783					(13,053)		(13,053)
Share-based compensation			664,474				664,474
Dividends						(7,739,034)	(7,739,034)
Income tax benefit from stock option exercise			165,204				165,204
Adoption of SFAS No. 123R			(72,305)	72,305			—

Balance at June 30, 2006	10,750,437	$10,750	$21,573,212	$—	$(81,032)	$16,380,554	$37,883,484

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30,
	2006	2005
Operating Activities
Net income	$8,178,048	$6,643,314
Adjustments to net income:
Provision for bad debt	(73,292)	669,505
Deferred taxes	(423,910)	(103,312)
Stock based compensation	664,474	25,520
Excess tax benefit from stock based compensation	(165,204)	812,053
Depreciation	992,518	873,280
Changes in operating assets and liabilities:
Accounts receivable	(1,016,739)	(1,779,579)
Financing receivables	(558,591)	(629,116)
Inventories	165,043	(330,809)
Prepaid expenses	(88,700)	19,337
Accounts payable	(614,240)	818,763
Deferred revenue	(614,708)	98,480
Other liabilities	121,538	140,348
Income taxes payable	397,257	(813,948)

Net cash provided by operating activities	6,963,494	6,443,836

Investing Activities
Purchases of property and equipment	(946,635)	(1,213,297)
Purchases of investments	(189,267)	(6,198,041)

Net cash used in investing activities	(1,135,902)	(7,411,338)

Financing Activities
Proceeds from exercise of stock options, net	239,696	1,800,843
Excess tax benefit from stock based compensation	165,204	—
Dividends paid	(7,739,034)	(4,615,534)

Net cash used in financing activities	(7,334,134)	(2,814,691)

Decrease in cash and cash equivalents	(1,506,542)	(3,782,193)

Cash and cash equivalents at beginning of period	11,669,690	13,785,377

Cash and cash equivalents at end of period	$10,163,148	$10,003,184

Cash paid for income taxes	$5,250,136	$4,501,006
See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
1.	BASIS OF PRESENTATION

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

Revenue for ISP, ASP, and outsourcing services are recognized in the period in which the services are performed.

3.	DETAILS ON BALANCE SHEET AMOUNTS

Other accrued liabilities are comprised of the following:

	June 30,	December 31,
	2006	2005
Salaries and benefits	$1,786,099	$1,920,861
Commissions	326,534	306,704
Self-insurance reserves	365,600	380,600
Other	161,633	77,066

	$2,639,866	$2,685,231

4.	INVESTMENTS

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

Investments are comprised of the following at June 30, 2006:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short term investments	$123,896	$—	$—	$123,896
Obligations of U.S. Treasury, U.S. government corporation and agencies	4,139,939	11,865	37,086	4,114,718
Mortgaged backed securities	445,478	—	11,131	434,347
Municipal obligations	800,000	—	—	800,000
Corporate bonds	5,023,314	3,913	101,310	4,925,917

	$10,532,627	$15,778	$149,527	$10,398,878

Shown below are the amortized cost and estimated fair value of securities with fixed maturities at June 30, 2006, by contract maturity date. Actual maturities may differ from contractual maturities because issuers of certain securities retain early call or prepayment rights.

	Amortized	Fair
	Cost	Value
Due in 2006	$4,271,465	$4,196,294
Due in 2007	2,889,026	2,868,930
Due in 2008	1,810,006	1,783,235
Due thereafter	1,438,234	1,426,523

	$10,408,731	$10,274,982

5.	NET INCOME PER SHARE

The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. The difference between basic and diluted EPS is solely attributable to stock options. The Company uses the treasury stock method to calculate the impact of outstanding stock options. For the three and six month periods ended June 30, 2006, these dilutive shares were 86,735 and 89,275 respectively. For the three and six month periods ended June 30, 2005, these dilutive shares were 85,433 and 84,867 respectively.

6.	INCOME TAXES

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. Deferred tax assets and liabilities are comprised of the following:

	June 30,	December 31,
	2006	2005
Deferred tax assets:
Accounts receivable	$336,282	$274,520
Accrued vacation	796,485	731,392
Stock compensation	249,192	—
Other accrued liabilities	145,414	194,725
Unrealized loss on investments	52,242	—

Total deferred tax assets	$1,579,615	$1,200,637

Deferred tax liabilities:
Deferred compensation	$18,246	$28,199
Depreciation	626,360	670,121

Total deferred tax liabilities	$644,606	$698,320

Net deferred tax asset	$935,009	$502,317

Significant components of the Company’s income tax provision for the six months ended June 30 are as follows:

	2006	2005
Current provision:
Federal	$4,651,010	$3,725,136
State	996,384	773,973
Deferred provision:
Federal	(380,533)	(92,715)
State	(43,378)	(10,596)

Total income tax provision	$5,223,483	$4,395,798

The difference between income taxes at the U. S. federal statutory income tax rate of 35% and those reported in the condensed statements of income for the six months ended June 30 are as follows:

	2006	2005
Income taxes at U. S. Federal statutory rate	$4,690,536	$3,863,689
State income tax, net of federal tax effect	604,171	492,486
Other	(71,224)	39,623

Total income tax provision	$5,223,483	$4,395,798

7.	STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment (SFAS No. 123R). SFAS No. 123R establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company previously applied Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and provided pro forma disclosures of SFAS No. 123, Accounting for Stock Based Compensation. The Company elected to adopt the modified prospective application method as provided by SFAS No. 123R, and, accordingly, prior periods are not restated for the effects of SFAS No. 123R. The Company recorded compensation costs as the requisite service rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and any awards issued, modified, repurchased, or cancelled after the effective date of SFAS 123R.

The following table shows total stock-based compensation expense for the three and six months ended June 30, 2006, included in the Condensed Statement of Income:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Costs of sales	$152,736	$282,087
Operating expenses	236,772	382,387

Pre-tax stock-based compensation expense	389,508	664,474
Less: income tax effect	151,480	259,012

Net stock-based compensation expense	$238,028	$405,462

Prior to adopting SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of adopting SFAS 123R, $165,204 of excess tax benefits for the six months ended June 30, 2006 have been classified as a financing cash inflow.

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

Under the methodology of SFAS No. 123, the fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes option pricing model. The multiple option approach was used, with assumptions for expected option life of 5 years and 44% expected volatility for the market price of the Company’s stock in 2002. An estimated dividend yield of 3% was used. The risk-free rate of return was determined to be 2.79% in 2002. No options have been granted in 2006 and no options were granted in 2005, 2004 or 2003.

As required under SFAS 123R, the reported net income and earnings per share for the three and six months ended June 30, 2005 have been presented to reflect the impact had the Company been required to include the amortization of the Black-Scholes option value as an expense. The pro forma amounts are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income as reported	$3,409,472	$6,643,314
Add: Stock-based compensation expense, net of tax, included in reported net income	7,783	15,567
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(64,135)	(128,271)

Pro forma net income	$3,353,120	$6,530,610

Basic and diluted income per share as reported	$0.32	$0.63

Pro forma basic and diluted income per share	$0.32	$0.62

A summary of stock option activity under the plan during the six month period ended June 30, 2006 is as follows:

			Weighted-
			Average	Aggregate
		Exercise	Remaining	Instrincic
	Shares	Price	Contractual Term	Value
Outstanding at beginning of year	251,519	$16.50
Granted	—	—
Exercised	(14,527)	16.50
Forfeited	(5,629)	16.50

Outstanding at end of period	231,363	$16.50	3.00	5,427,776

Exercisable at end of period	40,909	$16.50	3.00	959,725

Shares available for future grants under the plan at end of period		482,542

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading date of the second quarter of 2006 and the exercise price, multiplied by the number of options.) The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The aggregate intrinsic value of options exercised during the quarters ended June 30, 2006 and June 30, 2005 was $91,427 and $2,059,663 respectively.

As of June 30, 2006, there was $320,575 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the existing stock option plan. This cost is expected to be recognized over a weighted-average period of 1.0 year.

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

On May 17, 2006, the Company’s CEO, David A. Dye, resigned his position as CEO. Upon resignation, 23,299 shares of restricted stock which had been granted to him under the 2005 Restricted Stock Plan were forfeited and cancelled by the Company. The forfeiture of theses shares resulted in the reversal of previously recognized stock compensation expense of $51,076.

On May 17, 2006, the Compensation Committee of the Board of Directors approved the grant of 17,810 shares of restricted stock, effective May 17, 2006, to the Michael Jones, the newly named Chief Operating Officer of the Company. The grant date fair value was $42.11 per share. The restricted stock vests in five equal annual installments commencing January 30, 2007, and each January 30 thereafter.

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested stock outstanding at beginning of period	—	$—
Granted	134,308	42.81
Vested	—	—
Forfeited	23,299	42.91

Nonvested stock outstanding at end of period	111,009	$42.79

As of June 30, 2006, there was $4,385,981 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Restricted Stock Plan. This cost is expected to be recognized over a weighted-average period of 4.6 years.

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

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested stock outstanding at beginning of period	5,478	$13.20
Granted	—	—
Vested	1,934	13.20
Forfeited	—	—

Nonvested stock outstanding at end of period	3,544	$13.20

As of June 30, 2006, there was $46,786 of total unrecognized compensation cost related to the unlapsed portion of the mandatory transfer obligation. This cost is expected to be recognized over a weighted-average period of 1.0 year.

8.	COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, requires the disclosure of certain revenue, expenses, gains and losses that are excluded from net income in accordance with accounting principles generally accepted in the United States of America. Total comprehensive income for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income as reported	$4,084,846	$3,409,473	$8,178,048	$6,643,314
Other comprehensive income:
Unrealized (loss) gain on investments, net of taxes	(2,709)	1,328	(13,053)	(26,424)

Total comprehensive income	$4,082,137	$3,410,801	$8,164,995	$6,616,890

9.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. FIN 48 is effective for the Company beginning January 1, 2007. The Company is currently evaluating FIN 48 and the potential impact on its financial statements has not been determined.

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
Overview
     We are a healthcare information technology company that designs, develops, markets, installs and supports computerized information technology systems to meet the unique demands of small and midsize hospitals. Our target market includes acute care community hospitals with 300 or fewer beds and small specialty hospitals. We are a single-source vendor providing comprehensive software and hardware products, complemented by data conversion, complete installation and extensive support. Our fully integrated, enterprise-wide system automates the management of clinical and financial data across the primary functional areas of a hospital. In addition, we provide services that enable our customers to outsource certain data-related business processes which we can perform more efficiently. We believe our products and services enhance hospital performance in the critical areas of clinical care, revenue cycle management, cost control and regulatory compliance. From our initial hospital installation in 1981, we have grown to serve more than 600 hospital customers across 46 states and the District of Columbia. In the three months ended June 30, 2006, we generated revenues of $29.0 million from the sale of our products and services.
Results of Operations
Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005
     Revenues. Total revenues increased by 7.5%, or $2.0 million, to $29.0 million for the three months ended June 30, 2006, from $27.0 million for the three months ended June 30, 2005.
     System sales revenues increased by 4.4%, or $0.6 million, to $13.2 million for the three months ended June 30, 2006, from $12.6 million for the three months ended June 30, 2005. This increase was primarily due to an increase in sales of add-on business to existing customers.
     Support and maintenance revenues increased by 8.7%, or $0.9 million, to $11.4 million for the three months ended June 30, 2006, from $10.5 million for the three months ended June 30, 2005. This increase was attributable to an increase in recurring revenues as a result of a larger customer base.
     Outsourcing revenues increased by 14.4%, or $0.5 million, to $4.3 million for the three months ended June 30, 2006, from $3.8 million for the three months ended June 30, 2005. We experienced an increase in outsourcing revenues as a result of continued growth in existing customer demand for electronic billing and business office outsourcing services. We were providing business office outsourcing services to thirty-five customers at June 30, 2006 and eighteen customers at June 30, 2005.
     Costs of Sales. Total costs of sales increased by 5.0%, or $0.8 million, to $16.0 million for the three months ended June 30, 2006, from $15.2 million for the three months ended June 30, 2005. As a percentage of total revenues, costs of sales decreased to 55.3% for the three months ended June 30, 2006 from 56.6% for the three months ended June 30, 2005.
     Cost of system sales increased by 0.6%, or $0.1 million, to $8.5 million for the three months ended June 30, 2006, from $8.4 million for the three months ended June 30, 2005. The gross margin on system sales increased to 35.5% for the three months ended June 30, 2006, from 33.1% for the three months ended June 30, 2005. The increase in the sale of add-on business to existing customers resulted in an improved gross margin percentage.
     Cost of support and maintenance increased by 7.9%, or $0.4 million, to $5.0 million for the three months ended June 30, 2006, from $4.6 million for the three months ended June 30, 2005. This increase was caused primarily by an increase in payroll related expenses as a result of salary increases and an increase in the number of employees. The gross margin on support and maintenance revenues increased to 55.9% for the three months ended June 30, 2006, compared to 55.6% for the three months ended June 30, 2005. The increase in gross margin was primarily due to the addition of new customers coupled with a proportionately smaller increase in support personnel.
     Our costs associated with outsourcing services increased by 15.7%, or $0.3 million, to $2.5 million for the three months ended June 30, 2006, from $2.1 million for the three months ended June 30, 2005. This increase was caused primarily by an increase of $0.2 million in payroll related expenses as a result of an increase in the number of employees needed to support our growing business office outsourcing operations and electronic billing operations. Postage expense related to our statement outsourcing business also increased $0.1 million due to an increase in volume.
     Sales and Marketing Expenses. Sales and marketing expenses increased by 20.2%, or $0.3 million, to $2.1 million for the three months ended June 30, 2006, from $1.8 million for the three months ended June 30, 2005. The increase was attributable to an increase in salary expense of $0.3 million as a result of an increase in the number of personnel in sales and marketing.
     General and Administrative Expenses. General and administrative expenses remained constant at $4.4 million for the three months ended June 30, 2006 and 2005. Stock compensation expense which resulted from the adoption of SFAS 123R was $0.2 million for the quarter ended June 30, 2006 as compared to $0.0 in the prior year period. This increase in expense was offset by a decrease in bad debt expense of $0.2 million.
     As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses decreased to 22.6% for the three months ended June 30, 2006 from 22.8% for three months ended June 30, 2005.
     Net Income. Net income for the three months ended June 30, 2006 increased by 19.8%, or $0.7 million, to $4.1 million, or $0.38 per diluted share, as compared with net income of $3.4 million, or $0.32 per diluted share, for the three months ended June 30, 2005. Net income represents 14.1% of revenue for the three months ended June 30, 2006, as compared to 12.6% of revenue for the three months ended June 30, 2005.
Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005
     Revenues. Total revenues increased by 9.7%, or $5.2 million, to $58.5 million for the six months ended June 30, 2006, from $53.3 million for the six months ended June 30, 2005.
     System sales revenues increased by 9.6%, or $2.5 million, to $27.7 million for the six months ended June 30, 2006, from $25.2 million for the six months ended June 30, 2005. This increase was primarily due to an increase in the number of new system installations as well as an increase in the sale of add-on business to existing customers.
     Support and maintenance revenues increased by 9.1%, or $1.9 million, to $22.6 million for the six months ended June 30, 2006, from $20.7 million for the six months ended June 30, 2005. This increase was attributable to an increase in recurring revenues as a result of a larger customer base.
     Outsourcing revenues increased by 11.3%, or $0.9 million, to $8.2 million for the six months ended June 30, 2006, from $7.3 million for the six months ended June 30, 2005. We experienced an increase in outsourcing revenues as a result of continued growth in customer demand for electronic billing, statement processing, and business office outsourcing services.
     Costs of Sales. Total costs of sales increased by 7.3%, or $2.2 million, to $31.9 million for the six months ended June 30, 2006, from $29.7 million for the six months ended June 30, 2005. As a percentage of total revenues, costs of sales decreased to 54.5% for the six months ended June 30, 2006 from 55.8% for the six months ended June 30, 2005. The size of our average new installation contract increased. We also experienced an increase in the number of new system installations which produced a higher profit margin.
     Cost of system sales increased by 5.2%, or $0.9 million, to $17.3 million for the six months ended June 30, 2006, from $16.4 million for the six months ended June 30, 2005. Payroll related expenses increased $0.7 million as a result of salary increases and an increase in the number of employees. Cost of equipment increased $0.2 million as a result of an increase in equipment sales. The gross margin on system sales increased to 37.7% for the six months ended June 30, 2006, from 35.1% for the six months ended June 30, 2005.
     Cost of support and maintenance increased by 7.7%, or $0.7 million, to $9.9 million for the six months ended June 30, 2006, from $9.2 million for the six months ended June 30, 2005. This increase was caused primarily by an increase in payroll related expenses as a result of salary increases and an increase in the number of employees. The gross margin on support and maintenance revenues increased to 56.0% for the six months ended June 30, 2006, compared to 55.4% for the six months ended June 30, 2005.

     Our costs associated with outsourcing services increased by 14.6%, or $0.7 million, to $4.7 million for the six months ended June 30, 2006, from $4.0 million for the six months ended June 30, 2005. This increase was caused primarily by an increase of $0.5 million in payroll related expenses as a result of an increase in the number of employees needed to support our growing business office outsourcing operations and electronic billing operations. Postage expense related to our statement outsourcing business also increased $0.1 million due to an increase in volume.
     Sales and Marketing Expenses. Sales and marketing expenses increased by 20.3%, or $0.7 million, to $4.3 million for the six months ended June 30, 2006, from $3.6 million for the six months ended June 30, 2005. The increase was attributable to an increase in salary expense of $0.5 million as a result of an increase in the number of personnel in sales and marketing. Travel expense also increased $0.2 million.
     General and Administrative Expenses. General and administrative expenses increased 1.7%, or $0.2 million, to $9.4 million for the six months ended June 30, 2006, from $9.2 million for the six months ended June 30, 2005. Our 2005 National User’s Conference was postponed from September 2005 to January 2006 as a result of the impact of Hurricane Katrina on the Gulf Coast Region. Expenses of $0.2 million related to this meeting are normally incurred during the third quarter each year. Stock compensation expense which resulted from the adoption of SFAS 123R was $0.3 million for the six months ended June 30, 2006 as compared to $0.0 in the prior year period. Group insurance increased $0.1 million and depreciation increased $.02 million. These increases in expense were offset by a decrease in bad debt expense of $0.6 million.
     As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses decreased to 23.5% for the six months ended June 30, 2006, from 24.1% for six months ended June 30, 2005.
     Net Income. Net income for the six months ended June 30, 2006 increased by 23.1%, or $1.5 million, to $8.1 million, or $0.76 per diluted share, as compared with net income of $6.6 million, or $0.63 per diluted share, for the six months ended June 30, 2005. Net income represents 14.0% of revenue for the six months ended June 30, 2006, as compared to 12.4% of revenue for the six months ended June 30, 2005. This increase in net income is attributable to an increase in the number of new system installations and also an increase in the average installation size, as described above.
Liquidity and Capital Resources
     At June 30, 2006, we had cash and cash equivalents of $10.1 million, compared with $10.0 million at June 30, 2005. Net cash provided by operating activities for the six months ended June 30, 2006 was $7.0 million, compared to $6.4 million for the six months ended June 30, 2005. The increase was primarily due to an increase in net income offset by decreases in accounts payable and deferred revenue.
     Net cash used in investing activities totaled $1.1 million for the six months ended June 30, 2006, compared to $7.4 million for the six months ended June 30, 2005. We used cash primarily for the purchase of property and equipment. In 2005, we used cash primarily for the purchase of $6.2 million in investments which are classified as available for sale.
     Net cash used in financing activities totaled $7.3 million for the six months ended June 30, 2006, compared to $2.8 million for the six months ended June 30, 2005. We paid dividends of $7.7 million to our shareholders in the six months ended June 30, 2006 compared to $4.6 million in the six months ended June 30, 2005.
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
     As of June 30, 2006, the Company had no borrowings and is, therefore, not subject to interest rate risks related to debt instruments.
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
PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
     From time to time, we are involved in routine litigation that arises in the ordinary course of business. We are not currently involved in any litigation that we believe could reasonably be expected to have a material adverse effect on our business, financial condition, or results of operations.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	None.

(b)	None.

(c)	None.
Item 3. Defaults Upon Senior Securities.
Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
     The Company held its Annual Meeting of Stockholders on May 11, 2006. At the meeting, the stockholders voted to elect three Class I directors to serve a three-year term and to ratify the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for 2006. The results of the stockholder voting on these matters are summarized as follows:
Proposal 1 – Election of Three Class I Directors

Name of Nominee	For	Against
William R. Seifert, II	9,573,044	224,091
W. Austin Mulherin, III	5,156,656	4,640,479
John C. Johnson	9,582,870	214,265
Proposal 2 – Ratification of Appointment of Independent Auditors:

For	Against	Abstentions
9,716,130	45,197	35,807
Following the 2006 Annual Meeting, M. Kenny Muscat, J. Boyd Douglas and Charles P. Huffman continue to serve as Class II directors with terms expiring at the 2007 Annual Meeting and John Morrissey, Ernest F. Ladd, III David A. Dye and Hal L. Daugherty continue to serve as Class III directors with terms expiring at the 2008 Annual Meeting.
Item 5. Other Information.
None.
Item 6. Exhibits
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

COMPUTER PROGRAMS AND SYSTEMS, INC.

Date: August 11, 2006	By:	/s/ J. Boyd Douglas

J. Boyd Douglas
President and Chief Executive Officer

Date: August 11, 2006	By:	/s/ M. Stephen Walker

M. Stephen Walker
Vice President — Finance and
Chief Financial Officer

Exhibit Index

No.	Exhibit

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Bylaws (filed as Exhibit 3.6 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

10.1	Form of Restricted Stock Award Agreement (filed as exhibit 10.1 to CPSI’s Current Report on Form 8-k and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002