Form 10-Q
period 2006-09-30
COMPUTER PROGRAMS & SYSTEMS INC
filed 2006-11-08
CIK 1169445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2006.

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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange act). ☐ Yes ☑ No
     As of November 2, 2006, there were 10,754,978 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.
Form 10-Q
(For the period ended September 30, 2006)

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,090,385	$11,669,690
Investments	10,573,345	10,231,446
Accounts receivable, net of allowance for doubtful accounts of $904,000 and $704,000 respectively	13,875,397	12,413,797
Financing receivables, current portion	1,727,464	1,168,472
Inventories	1,836,126	1,988,184
Deferred tax assets	1,752,421	1,200,637
Prepaid income taxes	52,479	268,321
Prepaid expenses	256,220	265,128

Total current assets	39,163,837	39,205,675
Property and equipment
Land	936,026	936,026
Maintenance equipment	4,227,037	3,674,200
Computer equipment	6,161,804	5,690,497
Office furniture and equipment	1,863,717	1,626,940
Automobiles	111,394	111,394

	13,299,978	12,039,057
Less accumulated depreciation	(7,115,287)	(5,866,020)

Net property and equipment	6,184,691	6,173,037
Financing receivables	1,845,432	1,605,226

Total assets	$47,193,960	$46,983,938

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,384,245	$2,051,195
Deferred revenue	2,896,896	3,285,678
Accrued vacation	2,135,626	1,875,365
Other accrued liabilities	2,203,427	2,685,231

Total current liabilities	8,620,194	9,897,469

Deferred tax liabilities	649,827	698,320

Stockholders’ equity:
Common stock, par value $0.001 per share; 30,000,000 shares authorized; 10,754,978 and 10,624,901 shares issued and outstanding	10,755	10,625
Additional paid-in capital	22,038,546	20,576,268
Deferred compensation	—	(72,305)
Accumulated other comprehensive loss	(59,938)	(67,979)
Retained earnings	15,934,576	15,941,540

Total stockholders’ equity	37,923,939	36,388,149

Total liabilities and stockholders’ equity	$47,193,960	$46,983,938

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Sales revenues:
System sales	$10,917,361	$12,479,787	$38,648,480	$37,778,628
Support and maintenance	11,763,808	10,981,951	34,360,914	31,688,357
Outsourcing	4,588,978	3,538,715	12,782,847	10,900,497

Total sales revenues	27,270,147	27,000,453	85,792,241	80,367,482

Costs of sales:
System sales	8,400,956	8,510,674	25,677,480	24,932,499
Support and maintenance	4,960,047	4,863,889	14,908,447	14,101,808
Outsourcing	2,567,496	2,168,685	7,250,184	6,255,241

Total costs of sales	15,928,499	15,543,248	47,836,111	45,289,548

Gross profit	11,341,648	11,457,205	37,956,130	35,077,934

Operating expenses:
Sales and marketing	2,164,373	1,911,066	6,505,997	5,520,423
General and administrative	4,220,919	3,838,777	13,613,004	13,070,778

Total operating expenses	6,385,292	5,749,843	20,119,001	18,591,201

Operating income	4,956,356	5,707,362	17,837,129	16,486,733

Other income (expense):
Interest income	308,864	176,779	829,623	431,214
Miscellaneous income	—	—	—	5,306

Total other income	308,864	176,779	829,623	436,520

Income before taxes	5,265,220	5,884,141	18,666,752	16,923,253

Income taxes	1,841,040	2,318,937	7,064,523	6,714,735

Net income	$3,424,180	$3,565,204	$11,602,229	$10,208,518

Net income per share — basic	$0.32	$0.34	$1.08	$0.97

Net income per share — diluted	$0.32	$0.33	$1.07	$0.96

Weighted average shares outstanding
Basic	10,752,518	10,603,781	10,736,745	10,540,817
Diluted	10,824,529	10,695,570	10,820,201	10,628,017

Dividends declared per share	$0.36	$0.22	$1.08	$0.66

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

					Accumulated
			Additional		Other		Total
	Common	Common	Paid-in	Deferred	Comprehensive	Retained	Stockholders’
	Shares	Stock	Capital	Compensation	Loss	Earnings	Equity

Balance at December 31, 2005	10,624,901	$10,625	$20,576,268	$(72,305)	$(67,979)	$15,941,540	$36,388,149

Net Income						11,602,229	11,602,229
Issuance of common stock	153,376	154	314,487				314,641
Forfeiture of restricted stock	(23,299)	(24)	24				—
Unrealized loss on available for sales investments, net of tax of $4,817					8,041		8,041
Share-based compensation			1,020,316				1,020,316
Dividends						(11,609,193)	(11,609,193)
Income tax benefit from stock option exercise			199,756				199,756
Adoption of SFAS No. 123R			(72,305)	72,305

Balance at September 30, 2006	10,754,978	$10,755	$22,038,546	$—	$(59,938)	$15,934,576	$37,923,939

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
	2006	2005
Operating Activities
Net income	$11,602,229	$10,208,518
Adjustments to net income:
Provision for bad debt	(148,250)	759,505
Deferred taxes	(605,094)	(161,386)
Stock based compensation	1,020,316	38,280
Excess tax benefit from stock based compensation	(199,756)	882,921
Depreciation	1,449,738	1,289,046
Changes in operating assets and liabilities:
Accounts receivable	(1,313,350)	(1,967,029)
Financing receivables	(799,198)	(579,679)
Inventories	152,058	(331,455)
Prepaid expenses	8,908	(3,335)
Accounts payable	(666,950)	735,222
Deferred revenue	(388,782)	817,368
Other liabilities	(221,543)	(171,970)
Income taxes payable	415,598	312,819

Net cash provided by operating activities	10,305,924	11,828,825

Investing Activities
Purchases of property and equipment	(329,041)	(1,766,989)
Purchases of investments	(1,461,392)	(8,261,664)

Net cash used in investing activities	(1,790,433)	(10,028,653)

Financing Activities
Proceeds from exercise of stock options, net	314,641	1,950,861
Excess tax benefit from stock based compensation	199,756	—
Dividends paid	(11,609,193)	(6,948,134)

Net cash used in financing activities	(11,094,796)	(4,997,273)

Decrease in cash and cash equivalents	(2,579,305)	(3,197,101)

Cash and cash equivalents at beginning of period	11,669,690	13,785,377

Cash and cash equivalents at end of period	$9,090,385	$10,588,276

Cash paid for income taxes	$7,254,019	$5,691,906
See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
1.	BASIS OF PRESENTATION

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
Revenue for ISP, ASP, and outsourcing services are recognized in the period in which the services are performed.

3.	DETAILS ON BALANCE SHEET AMOUNTS

Other accrued liabilities are comprised of the following:

	September 30,	December 31,
	2006	2005
Salaries and benefits	$1,327,619	$1,920,861
Commissions	309,744	306,704
Self-insurance reserves	365,600	380,600
Other	200,464	77,066

	$2,203,427	$2,685,231

4.	INVESTMENTS

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

Investments are comprised of the following at September 30, 2006:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short term investments	$236,186	$—	$—	$236,186
Obligations of U.S. Treasury, U.S. government corporation and agencies	4,497,948	19,388	27,514	4,489,822
Mortgaged backed securities	428,854	—	8,904	419,950
Municipal obligations	800,000	—	—	800,000
Corporate bonds	4,686,103	10,293	69,009	4,627,387

	$10,649,091	$29,681	$105,427	$10,573,345

Shown below are the amortized cost and estimated fair value of securities with fixed maturities at September 30, 2006, by contract maturity date. Actual maturities may differ from contractual maturities because issuers of certain securities retain early call or prepayment rights.

	Amortized	Fair
	Cost	Value
Due in 2006	$2,799,004	$2,750,593
Due in 2007	3,290,670	3,280,277
Due in 2008	2,498,776	2,489,478
Due in 2009 and thereafter	1,824,455	1,816,811

	$10,412,905	$10,337,159

5.	NET INCOME PER SHARE

The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. The difference between basic and diluted EPS is solely attributable to stock options. The Company uses the treasury stock method to calculate the impact of outstanding stock options. For the three and nine month periods ended September 30, 2006, these dilutive shares were 72,011 and 83,456 respectively. For the three and nine month periods ended September 30, 2005, these dilutive shares were 91,789 and 87,200 respectively.

6.	INCOME TAXES

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. Deferred tax assets and liabilities are comprised of the following:

	September 30,	December 31,
	2006	2005
Deferred tax assets:
Accounts receivable	$352,468	$274,520
Accrued vacation	832,894	731,392
Stock compensation	383,002	—
Other accrued liabilities	145,415	151,266
Unrealized loss on investments	38,642	43,459

Total deferred tax assets	$1,752,421	$1,200,637

Deferred tax liabilities:
Deferred compensation	$13,270	$28,199
Depreciation	636,557	670,121

Total deferred tax liabilities	649,827	698,320

Net deferred tax asset	$1,102,594	$502,317

Significant components of the Company’s income tax provision for the nine months ended September 30 are as follows:

	2006	2005
Current provision:
Federal	$6,319,348	$5,683,021
State	1,350,269	1,193,100
Deferred provision:
Federal	(543,033)	(144,761)
State	(62,061)	(16,625)

Total income tax provision	$7,064,523	$6,714,735

The difference between income taxes at the U. S. federal statutory income tax rate of 35% and those reported in the condensed statements of income for the nine months ended September 30 are as follows:

	2006	2005
Income taxes at U. S. Federal statutory rate	$6,533,013	$5,923,139
State income tax, net of federal tax effect	841,750	755,463
Other	(310,240)	36,133

Total income tax provision	$7,064,523	$6,714,735

7.	STOCK BASED COMPENSATION

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

The following table shows total stock-based compensation expense for the three and nine months ended September 30, 2006, included in the Condensed Statement of Income:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Costs of sales	$152,736	$434,823
Operating expenses	203,125	585,493

Pre-tax stock-based compensation expense	355,861	1,020,316
Less: income tax effect	124,445	386,190

Net stock-based compensation expense	$231,416	$634,126

Basic and diluted per share impact	$0.02	$0.06

Prior to adopting SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of adopting SFAS 123R, $199,756 of excess tax benefits for the nine months ended September 30, 2006 have been classified as a financing cash inflow.
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
As required under SFAS 123R, the reported net income and earnings per share for the three and nine months ended September 30, 2005 have been presented to reflect the impact had the Company been required to include the amortization of the Black-Scholes option value as an expense. The pro forma amounts are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income as reported	$3,565,204	$10,208,518
Add: Stock-based compensation expense, net of tax, included in reported net income	7,785	23,352
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(64,137)	(192,408)

Pro forma net income	$3,508,852	$10,039,462

Basic income per share as reported	$0.34	$0.97

Diluted income per share as reported	$0.33	$0.96

Pro forma basic income per share	$0.33	$0.95

Pro forma diluted income per share	$0.33	$0.94

A summary of stock option activity under the plan during the nine month period ended September 30, 2006 is as follows:

			Weighted-
			Average	Aggregate
		Exercise	Remaining	Instrincic
	Shares	Price	Contractual Term	Value
Outstanding at beginning of year	251,519	$16.50
Granted	—	—
Exercised	(19,068)	16.50
Forfeited	(7,616)	16.50

Outstanding at end of period	224,835	$16.50	2.75	$3,658,065

Exercisable at end of period	36,919	$16.50	2.75	$600,672

Shares available for future grants under the plan at end of period		484,529

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading date of the third quarter of 2006 and the exercise price, multiplied by the number of options.) The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.
The aggregate intrinsic value of options exercised during the quarters ended September 30, 2006 and September 30, 2005 was $87,672 and $195,487 respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2006 and September 30, 2005 was $506,865 and $2,255,151 respectively.
As of September 30, 2006, there was $230,410 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the existing stock option plan. This cost is expected to be recognized over a weighted-average period of 1.0 year.
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
On May 17, 2006, the Company’s CEO, David A. Dye, resigned his position as CEO. Upon resignation, 23,299 shares of restricted stock which had been granted to him under the 2005 Restricted Stock Plan were forfeited. The forfeiture of theses shares resulted in the reversal of previously recognized stock compensation expense of $51,076.
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

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested stock outstanding at beginning of year	—	$—
Granted	134,308	42.81
Vested	—	—
Forfeited	23,299	42.91

Nonvested stock outstanding at end of period	111,009	$42.79

As of September 30, 2006, there was $4,133,045 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Restricted Stock Plan. This cost is expected to be recognized over a weighted-average period of 4.3 years.

Deferred Compensation
On May 17, 2002, Kenny Muscat, one of the Company’s directors and a principal stockholder sold 66,667 shares of common stock to J. Boyd Douglas, Jr., one of the Company’s directors and its current Chief Executive Officer (CEO), for a price of $13.20 per share. The share price was determined by an independent valuation of the fair market value of the shares. A promissory note was delivered for the entire purchase price. The promissory note bears interest at the applicable rate for federal income tax purposes, and the entire principal balance is due five years after the date of the stock sale. As a part of the same transaction, Mr. Muscat also transferred to Mr. Douglas 19,333 shares of common stock for $1.00. These shares are subject to a mandatory transfer obligation under which Mr. Douglas will be required to transfer the shares back to Mr. Muscat in the event Mr. Douglas’ employment with the Company terminates for certain reasons prior to the fifth anniversary of the transaction date. The mandatory transfer obligation lapses as to 20% of the shares on each anniversary of the transaction date over the five year restriction period.

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested stock outstanding at beginning of year	5,478	$13.20
Granted	—	—
Vested	2,901	13.20
Forfeited	—	—

Nonvested stock outstanding at end of period	2,577	$13.20

As of September 30, 2006, there was $34,016 of total unrecognized compensation cost related to the unlapsed portion of the mandatory transfer obligation. This cost is expected to be recognized over a weighted-average period of 0.67 years.
8. COMPREHENSIVE INCOME
Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, requires the disclosure of certain revenue, expenses, gains and losses that are excluded from net income in accordance with accounting principles generally accepted in the United States of America. Total comprehensive income for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income as reported	$3,424,180	$3,565,204	$11,602,229	$10,208,518
Other comprehensive income:
Unrealized (loss) gain on investments, net of taxes	21,093	(28,930)	8,041	(55,354)

Total comprehensive income	$3,445,273	$3,536,274	$11,610,270	$10,153,164

9.	RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. FIN 48 is effective for the Company beginning January 1, 2007. The Company is currently evaluating FIN 48 and the potential impact on its financial statements has not been determined.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.

Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the “roll-over” and “iron curtain” method. The roll-over method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements. We currently use the roll-over method for quantifying identified financial statement misstatements.

SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods.

SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

We will initially apply SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending December 31, 2006. The Company is currently evaluating SAB 108 and the potential impact on its financial statements has not been determined.

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
Overview
     We are a healthcare information technology company that designs, develops, markets, installs and supports computerized information technology systems to meet the unique demands of small and midsize hospitals. Our target market includes acute care community hospitals with 300 or fewer beds and small specialty hospitals. We are a single-source vendor providing comprehensive software and hardware products, complemented by data conversion, complete installation and extensive support. Our fully integrated, enterprise-wide system automates the management of clinical and financial data across the primary functional areas of a hospital. In addition, we provide services that enable our customers to outsource certain data-related business processes which we can perform more efficiently. We believe our products and services enhance hospital performance in the critical areas of clinical care, revenue cycle management, cost control and regulatory compliance. From our initial hospital installation in 1981, we have grown to serve more than 600 hospital customers across 46 states and the District of Columbia. In the three months ended September 30, 2006, we generated revenues of $27.3 million from the sale of our products and services.
Results of Operations
Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005
     Revenues. Total revenues increased by 1.0%, or $0.3 million, to $27.3 million for the three months ended September 30, 2006, from $27.0 million for the three months ended September 30, 2005.
     System sales revenues decreased by 12.5%, or $1.6 million, to $10.9 million for the three months ended September 30, 2006, from $12.5 million for the three months ended September 30, 2005. This decrease was primarily due to a decrease in sales of systems to new customers.
     Support and maintenance revenues increased by 7.1%, or $0.7 million, to $11.7 million for the three months ended September 30, 2006, from $11.0 million for the three months ended September 30, 2005. This increase was attributable to an increase in recurring revenues as a result of a larger customer base.
     Outsourcing revenues increased by 29.7%, or $1.1 million, to $4.6 million for the three months ended September 30, 2006, from $3.5 million for the three months ended September 30, 2005. We experienced an increase in outsourcing revenues as a result of continued growth in existing customer demand for electronic billing and business office outsourcing services. We were providing business office outsourcing services to forty-five customers at September 30, 2006 and twenty customers at September 30, 2005.

     Costs of Sales. Total costs of sales increased by 2.5%, or $0.4 million, to $16.0 million for the three months ended September 30, 2006, from $15.5 million for the three months ended September 30, 2005. As a percentage of total revenues, costs of sales increased to 58.4% for the three months ended September 30, 2006 from 57.6% for the three months ended September 30, 2005.
     Cost of system sales decreased by 1.3%, or $0.1 million, to $8.4 million for the three months ended September 30, 2006, from $8.5 million for the three months ended September 30, 2005. The gross margin on system sales decreased to 23.0% for the three months ended September 30, 2006, from 31.8% for the three months ended September 30, 2005. The decrease in sales of new systems resulted in the decreased gross margin percentage since many of the expenses are fixed in nature.
     Cost of support and maintenance increased by 2.0%, or $0.1 million, to $5.0 million for the three months ended September 30, 2006, from $4.9 million for the three months ended September 30, 2005. This increase was caused primarily by an increase in payroll related expenses as a result of salary increases and an increase in the number of employees. The gross margin on support and maintenance revenues increased to 57.8% for the three months ended September 30, 2006, compared to 55.7% for the three months ended September 30, 2005. The increase in gross margin was primarily due to the addition of new customers coupled with a proportionately smaller increase in support personnel.
     Our costs associated with outsourcing services increased by 18.4%, or $0.4 million, to $2.6 million for the three months ended September 30, 2006, from $2.2 million for the three months ended September 30, 2005. This increase was caused primarily by an increase of $0.3 million in payroll related expenses as a result of an increase in the number of employees needed to support our growing business office outsourcing operations and electronic billing operations. Postage expense related to our statement outsourcing business also increased $0.1 million due to an increase in volume.
     Sales and Marketing Expenses. Sales and marketing expenses increased by 13.3%, or $0.3 million, to $2.2 million for the three months ended September 30, 2006, from $1.9 million for the three months ended September 30, 2005. The increase was attributable to an increase in salary expense of $0.3 million as a result of an increase in the number of personnel in sales and marketing.
     General and Administrative Expenses. General and administrative expenses increased by 10.0%, or $0.4 million, to $4.2 million for the three months ended September 30, 2006, from $3.8 million for the three months ended September 30, 2005. Stock compensation expense which resulted from the adoption of SFAS 123R was $0.2 million for the quarter ended September 30, 2006 as compared to $0.0 in the prior year period. Group health insurance expense increased $0.2 million due to an increase in the number of covered employees.
     As a percentage of total revenues, sales and marketing expenses and general and administrative expenses increased to 23.5% for the three months ended September 30, 2006 from 21.3% for three months ended September 30, 2005.
     Net Income. Net income for the three months ended September 30, 2006 decreased by 4.0%, or $0.1 million, to $3.4 million, or $0.32 per diluted share, as compared with net income of $3.6 million, or $0.33 per diluted share, for the three months ended September 30, 2005. Net income represents 12.6% of revenue for the three months ended September 30, 2006, as compared to 13.2% of revenue for the three months ended September 30, 2005.
Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005
     Revenues. Total revenues increased by 6.7%, or $5.4 million, to $85.8 million for the nine months ended September 30, 2006, from $80.4 million for the nine months ended September 30, 2005.
     System sales revenues increased by 2.3%, or $0.9 million, to $38.6 million for the nine months ended September 30, 2006, from $37.8 million for the nine months ended September 30, 2005. This increase was primarily due to an increase in the number of new system installations as well as an increase in the sale of add-on business to existing customers.
     Support and maintenance revenues increased by 8.4%, or $2.7 million, to $34.4 million for the nine months ended September 30, 2006, from $31.7 million for the nine months ended September 30, 2005. This increase was attributable to an increase in recurring revenues as a result of a larger customer base.
     Outsourcing revenues increased by 17.3%, or $1.9 million, to $12.8 million for the nine months ended September 30, 2006, from $10.9 million for the nine months ended September 30, 2005. We experienced an increase in outsourcing revenues as a result of continued growth in customer demand for electronic billing, statement processing, and business office outsourcing services.
     Costs of Sales. Total costs of sales increased by 5.6%, or $2.5 million, to $47.8 million for the nine months ended September 30, 2006, from $45.3 million for the nine months ended September 30, 2005. As a percentage of total revenues, costs of sales decreased to 55.8% for the nine months ended September 30, 2006, from 56.3% for the nine months ended September 30, 2005. The size of our average new installation contract increased. We also experienced an increase in the number of new system installations which produced a higher profit margin.

     Cost of system sales increased by 3.0%, or $0.7 million, to $25.7 million for the nine months ended September 30, 2006, from $24.9 million for the nine months ended September 30, 2005. Payroll related expenses increased $0.6 million as a result of salary increases and an increase in the number of employees. Stock compensation expense which resulted from the adoption of SFAS 123R was $0.4 million for the nine months ended September 30, 2006, as compared to $0.0 in the prior year period. Cost of equipment increased $0.2 million as a result of an increase in equipment sales. These increases in expense were offset by a decrease in travel related expense of $0.5 million. The gross margin on system sales decreased to 33.6% for the nine months ended September 30, 2006, from 34.0% for the nine months ended September 30, 2005.
     Cost of support and maintenance increased by 5.7%, or $0.8 million, to $14.9 million for the nine months ended September 30, 2006, from $14.1 million for the nine months ended September 30, 2005. This increase was caused primarily by an increase in payroll related expenses as a result of salary increases and an increase in the number of employees. The gross margin on support and maintenance revenues increased to 56.6% for the nine months ended September 30, 2006, compared to 55.5% for the nine months ended September 30, 2005.
     Our costs associated with outsourcing services increased by 15.9%, or $1.0 million, to $7.3 million for the nine months ended September 30, 2006, from $6.3 million for the nine months ended September 30, 2005. This increase was caused primarily by an increase of $0.7 million in payroll related expenses as a result of an increase in the number of employees needed to support our growing business office outsourcing operations and electronic billing operations. Postage expense related to our statement outsourcing business also increased $0.3 million due to an increase in volume.
     Sales and Marketing Expenses. Sales and marketing expenses increased by 17.9%, or $1.0 million, to $6.5 million for the nine months ended September 30, 2006, from $5.5 million for the nine months ended September 30, 2005. The increase was partly attributable to an increase in salary expense of $0.6 million as a result of an increase in the number of personnel in sales and marketing. Stock compensation expense which resulted from the adoption of SFAS 123R was $0.2 million for the nine months ended September 30, 2006, as compared to $0.0 in the prior year period. Travel expense also increased $0.2 million.
     General and Administrative Expenses. General and administrative expenses increased 4.1%, or $0.5 million, to $13.6 million for the nine months ended September 30, 2006, from $13.1 million for the nine months ended September 30, 2005. Stock compensation expense which resulted from the adoption of SFAS 123R was $0.4 million for the nine months ended September 30, 2006 as compared to $0.0 in the prior year period. Group health insurance expense increased $0.3 million and depreciation increased $0.1 million. Payroll related expenses also increased $0.2 million. These increases in expense were offset by a decrease in bad debt expense of $0.6 million.
     As a percentage of total revenues, sales and marketing expenses and general and administrative expenses increased to 23.5% for the nine months ended September 30, 2006, from 23.2% for nine months ended September 30, 2005.
     Net Income. Net income for the nine months ended September 30, 2006 increased by 13.7%, or $1.4 million, to $11.6 million, or $1.07 per diluted share, as compared with net income of $10.2 million, or $0.96 per diluted share, for the nine months ended September 30, 2005. Net income represents 13.5% of revenue for the nine months ended September 30, 2006, as compared to 12.6% of revenue for the nine months ended September 30, 2005. This increase in net income is attributable to an increase in the number of new system installations and also an increase in the average installation size, as described above.
Liquidity and Capital Resources
     At September 30, 2006, we had cash and cash equivalents of $9.1 million, compared with $10.6 million at September 30, 2005. Net cash provided by operating activities for the nine months ended September 30, 2006 was $10.3 million, compared to $11.8 million for the nine months ended September 30, 2005. The decrease was primarily due to an increase in accounts receivable, financing receivables and provision for bad debt. The temporary suspension of reimbursement to hospitals by Medicare in September 2006 resulted in a decrease in collections from our customers.
     Net cash used in investing activities totaled $1.8 million for the nine months ended September 30, 2006, compared to $10.0 million for the nine months ended September 30, 2005. We used cash primarily for the purchase of property and equipment. In 2005, we used cash primarily for the purchase of $8.3 million in investments which are classified as available for sale.
     Net cash used in financing activities totaled $11.1 million for the nine months ended September 30, 2006, compared to $5.0 million for the nine months ended September 30, 2005. We paid dividends of $11.6 million to our shareholders in the nine months ended September 30, 2006 compared to $6.9 million in the nine months ended September 30, 2005.
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
     As of September 30, 2006, the Company had no borrowings and is, therefore, not subject to interest rate risks related to debt instruments.
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
None
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

COMPUTER PROGRAMS AND SYSTEMS, INC.

Date: November 8, 2006	By:	/s/ J. Boyd Douglas

J. Boyd Douglas President and Chief Executive Officer

Date: November 8, 2006	By:	/s/ M. Stephen Walker

M. Stephen Walker Vice President — Finance and Chief Financial Officer

Exhibit Index

No.	Exhibit

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Bylaws (filed as Exhibit 3.6 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002