Form 10-K
period 2006-12-31
COMPUTER PROGRAMS & SYSTEMS INC
filed 2007-03-16
CIK 1169445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 000-49796

COMPUTER PROGRAMS AND SYSTEMS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	74-3032373
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6600 Wall Street, Mobile, Alabama	36695
(Address of Principal Executive Offices)	(Zip Code)

(251) 639-8100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of common stock held by non-affiliates of the registrant at June 30, 2006 was $361,456,102.

As of March 9, 2007 the registrant had outstanding 10,756,381 shares of its common stock.

DOCUMENTS INCORPORATED BY REFERENCE IN THIS FORM 10-K:

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2007 are incorporated by reference into Part III of this report.

*	Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2007 are incorporated by reference in Part III of this Form 10-K.

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

For more information about the risks described above and other risks affecting us, see “Risk Factors” beginning on page 16 of this Annual Report. We also caution investors that the forward-looking information described herein represents our outlook only as of this date, and we undertake no obligation to update or revise any forward-looking statements to reflect events or developments after the date of this Annual Report.

i

PART I

ITEM 1.	BUSINESS

Overview

We are a healthcare information technology company that designs, develops, markets, installs and supports computerized information technology systems to meet the unique demands of small and midsize hospitals. Our target market includes acute care community hospitals with 300 or fewer beds and small specialty hospitals. We are a single-source vendor providing comprehensive software and hardware products, complemented by data conversion, complete installation and extensive support. Our fully integrated, enterprise-wide system automates the management of clinical and financial data across the primary functional areas of a hospital. In addition, we provide services that enable our customers to outsource certain data-related business processes which we can perform more efficiently. We believe our products and services enhance hospital performance in the critical areas of clinical care, revenue cycle management, cost control and regulatory compliance. From our initial hospital installation in 1981, we have grown to serve over 600 hospital customers across 46 states and the District of Columbia. In 2006, we generated revenues of $116.0 million from the sale of our products and services.

Industry Dynamics

The healthcare industry is the largest industry in the United States economy. The Centers for Medicare and Medicaid Services, or “CMS,” has estimated that fiscal 2006 total healthcare expenditures in the United States were approximately $2.12 trillion, or approximately 16% of the U.S. gross domestic product. CMS estimates that by fiscal 2016 total U.S. healthcare spending will reach $4.14 trillion, or 19.6% of the estimated U.S. gross domestic product.

Hospital services represents one of the largest categories of total healthcare expenditures. According to CMS, in fiscal 2007, spending on hospital services will amount to approximately $697.5 billion, or 31% of total healthcare expenditures. According to the American Hospital Association, there are approximately 4,900 community hospitals in the United States that are in our target market of hospitals with 300 or fewer acute care beds. In addition, there is a market of small specialty hospitals that focus on discrete medical areas such as surgery, rehabilitation and psychiatry.

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

Changing Economic Dynamics.  Community hospitals typically generate a significant portion of their revenues from beneficiaries of the Medicare program. Consequently, even small changes in this federal program have a disproportionately larger impact on community hospitals as compared to larger facilities where greater portions of their revenues are typically generated from beneficiaries of private insurance programs. Medicare funding and reimbursements fluctuate year to year and, with the anticipated growth in healthcare costs, will continue to be scrutinized as the federal government attempts to control the costs and growth of the program. The Medicaid program, which is a federal/state program managed by the individual states and dependent in part on funding from the states, also continues to struggle due to the increasing cost of healthcare and limited state revenues. In addition to issues in state funding, the Deficit Reduction Act of 2005, which includes cuts of $6.4 billion and $4.7 billion from Medicare and Medicaid, respectively, over the five-year period from 2006 to 2010, will cut deeper into Medicaid reimbursements, and the gains made in Medicare reimbursements may be adversely affected in the future.

Continued Push for Improved Patient Care.  With pressure mounting to reduce medical errors and improve patient safety, hospitals are actively seeking information technology solutions for clinical decision support. This migration toward clinical decision support solutions is further supported by CMS quality initiatives. For 2007, CMS reports that Medicare inpatient rates for operating expenses will increase by 3.4% for hospitals that report quality data. We believe hospitals utilizing fully integrated enterprise-wide medical information systems that allow professionals real-time access to information such as electronic charts, treatment protocols and pathways, pharmaceutical records and treatment schedules will be favored by large employers and government payers.

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

In the face of decreasing revenue and increasing pressure to improve patient care, healthcare providers are in need of management tools that (1) increase efficiency in the delivery of healthcare services, (2) reduce medical errors, (3) effectively track the cost of delivering services so those costs can be properly managed and (4) increase the speed and rate of reimbursement. We believe the industry will increase its adoption of information technology as a management tool. We further believe these dynamics will allow for future revenue growth.

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

Maintain Commitment to Customer Oriented Operating Philosophy.  A key factor in our success has been our focus on customer service and support. We make available to our customers experienced support teams that can assist with any question or problem. We currently have a greater than one-to-one support staff to customer ratio. Our support teams are extensively trained, and our employees are generally promoted from within so that they have a thorough knowledge of our system and a commitment to our culture. Because all of our customers use the same version of our system, our support teams can be more effective by maintaining a complete understanding of a single system. As part of our commitment to system support, we actively solicit customer feedback regarding ways in which we can improve the effectiveness and efficiency of our systems. To further this goal, we have organized our customers into a national user group to promote the exchange of information regarding our system and to identify product enhancements based on our customers’ operational experiences. We believe our user group concept is a key component of our success by positively impacting customer satisfaction and retention and by enhancing product development and system functionality. We will continue to focus on our national user group as a key component to our goal of maintaining and growing our customer base and market share.

Expand Presence in Target Market.  We will continue to target small to midsize domestic hospitals of 300 or fewer acute care beds. We believe this market of approximately 4,900 community hospitals nationwide has been traditionally overlooked and underserved by other healthcare technology companies. In addition, a number of our customers are small specialty hospitals that focus on discrete medical areas such as surgery, rehabilitation and psychiatry. We intend to continue gaining customers from this market segment. Our system can help these smaller hospitals reduce costs and increase their operating efficiencies. We believe our personalized marketing approach and emphasis on customer relationships are attractive to the management of these hospitals. We also believe our system is well-suited to hospitals of this size because they typically demonstrate a greater commitment than larger hospitals to the concept of an enterprise-wide, fully integrated system. In addition, we will continue to sell additional services and software products to our existing customers who have not purchased our complete package of services and software applications.

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

Our Products and Services

Software Systems

We offer a full array of software applications designed to streamline the flow of information to the primary functional areas of community hospitals in one fully integrated system. We intend to continue to enhance our existing software applications and develop new applications as required by evolving industry standards and the changing needs of our customers. Pursuant to our customer support agreements, we provide our customers with software enhancements and upgrades periodically on a when-and-if-available basis. See “— Support and Maintenance Services.” These enhancements enable each customer, regardless of its original installation date, to have the benefit of the most advanced CPSI products available. Our software applications:

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

Due to the integrated nature of the CPSI system, our software applications are not marketed as distinct products, and our sales force attempts to sell all applications to each customer as a single product. New customers must purchase from us and install the core applications of patient management and financial accounting and all hardware necessary to run these applications. In addition to the core applications, customers may also acquire one or more of our clinical, patient care and enterprise applications. Approximately one-third of our customers have purchased a combination of applications, including the core applications, that meet all of their enterprise-wide information technology needs.

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
Laboratory Instrument Interfaces	• provides an automated solution for reviewing test results and completing patient orders
• reduces the amount of required manual data entry thereby reducing the likelihood of human error
• reduces time to process laboratory specimens
Radiology Information Systems	• includes flash card printing, patient scheduling, transcription, patient indexing by X-Ray film number, film tracking and location
• receives patient data, patient locations and other interdepartmental communications support
ImageLink®	• provides a complete picture archiving and communications system (PACS) with comprehensive functionality designed to fit seamlessly with our other applications
• allows the realization of an electronic medical record complete with diagnostic images
• provides physicians real time access to diagnostic images via the internet through ChartLink®
Physical Therapy and Respiratory Care	• communicates to nursing the appropriate procedures and patient preparation instructions from orders entered into the CPSI system
• keeps a journal of the orders received and processed
• handles a variety of processing tasks after a patient order is reviewed
• allows a department to customize its results to be sent back to nursing
Pharmacy	• allows the hospital pharmacist to enter and fill physician orders
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

Order Entry/Results Reporting	• provides efficient order and result communication
• automates the entry of patient charges
• reduces “lost” charges and mistakes due to legibility
• increases efficiency of nursing stations
• provides interactive, real time status reports for orders
Point-of-Care System	• allows nurses to enter patient data into the network at the patient’s bedside thereby eliminating the duplicate entry of information
• utilizes touch-screen and wireless technology
• makes patient information instantly available throughout the entire hospital system
Patient Acuity	• categorizes patients according to an assessment of the acuity of the illness, severity of the symptoms, and projected nursing dependency
• allows nurses to project the total character and amount of care that should be provided to each patient
ChartLink®	• provides physicians with secure and interactive portal to patient information through a hospital’s website
• optional computerized physician order entry, including the ability to enter medication, ancillary test and treatment orders
Medication Verification	• verifies the accuracy of patient medication orders at a patient’s bedside by comparing scans of patient and medication bar codes against the medication orders and history for that patient
• screens medication orders for possible patient allergies and/or drug interactions
Resident Assessment Instruments	• allows nursing staff to complete time consuming resident reporting requirements in an expeditious and efficient manner
• generates nursing care plans based on deficiencies in the resident reports
Medical Practice EMR	• provides medical practices and clinics with a complete CCHITTM certified electronic medical record
• supports patient account management and insurance processing for single and multiple practices/clinics
• automates medical practice workflow with an interactive white board, template driven documentation, image capture/document scanning, and an integrated Superbill

• integrated with CPSI’s ChartLink® EMR portal, the module provide immediate and secure access to the patient’s complete ambulatory and inpatient history
• supports both hospital-based and remote practices/clinics
• supports patient account management and insurance processing for home health agencies
• complete, regulatory compliant home care tracking
• provides for remote in home documentation of care
Outreach Client Access
• provides the hospital’s outreach clients, such as physicians, their office administrators, nursing homes, home health agencies, and local businesses, with remote access to online, real time, secure patient data as needed and appropriate for each outreach client

• available information includes insurance and billing information, diagnosis and procedure coding, discharge summaries, pharmacy profiles and other clinical and administrative information
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

Total System Support.  We believe the quality of continuing customer support is one of the most critical considerations in the selection of an information system provider. We provide hardware, technical and software support for all aspects of our system which gives us the flexibility to take the necessary course of action to resolve any issue. Unlike our competitors who use third-party services for hardware and software support, we provide a single, convenient and efficient resource for our customers’ system support needs. In order to minimize the impact of a system problem, we train our customer service personnel to be technically proficient, courteous and prompt. Because a properly functioning information system is crucial to a hospital’s operations, our support teams are available 24 hours a day to assist customers with any problem that may arise. Customers can also use the Internet to directly access our support system. This allows customers to communicate electronically with our support teams at any time. With approximately 755 employees who provide customer service and support, we currently have a greater than one-to-one support staff to customer ratio.

User Group.  All of our customers have the opportunity to be members of our user group from which we solicit feedback regarding our products. We host a national user group meeting annually. We have also organized several active regional user groups which meet on a semi-annual basis. These groups meet to discuss and recommend product modifications and improvements which they then evaluate and prioritize. Upon confirming that the desired improvements are technically feasible, we agree to allocate a significant amount of programming time each year to undertake the requested modification or improvement. The majority of our product enhancements originate from suggestions from our customers through the user group structure.

Software Releases.  We are committed to providing our customers with software and technology solutions that will continue to meet their information system needs. To accomplish this purpose, we continually work to enhance and improve our application programs. As part of this effort, for each customer covered under our general support agreement, we provide software updates as they become available at no additional cost. We design these enhancements to be seamlessly integrated into each customer’s existing CPSI system. The benefit of these enhancements is that each customer, regardless of its original installation date, uses the most advanced CPSI software available. Through this process, we can keep our customers up-to-date with the latest operational innovations in the healthcare industry as well as changing governmental regulatory requirements. Another benefit of this “one system” concept is that our customer service teams can be more effective in responding to customer needs because they maintain a complete understanding of and familiarity with the one system that all customers use.

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

Hardware Replacement.  As part of our general support agreements, we are also committed to promptly replacing malfunctioning system hardware in order to minimize the effect of operational interruptions. By providing all hardware used in our system, we believe we are better able to meet and address all of the information technology needs of our customers.

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

Business Office Outsourcing.  We offer customers the option of using us to perform their primary business office functions, including patient billing and accounts receivable management. Using this service provides customers with protection against employee turnover and allows customers to reduce costs by employing fewer full time administrative employees.

Payroll Outsourcing.  We offer customers the option of using us to perform their payroll functions, including payroll processing, tax and deduction management, and quarterly and yearly reporting.

Contract Management.  We offer customers the option of using us to perform audits of payments from third party insurers with which a customer executes managed care contracts to ensure payments are made in accordance to the agreed upon metrics.

Insurance Services.  We offer customers the option of using us to provide insurance services to include Insurance Follow-up, Claim Eligibility Checking, Claim Status Checking, Pharmacy Online Adjudication, and Medical Necessity Database Updates. Using these services allows customers to improve their revenue cycle management by reducing the incidents of invalid claims and monitoring the progress of valid claims.

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

Research and Development

We are continually working to improve and enhance the CPSI system and to develop new products and services for our system. The primary source of ideas for improvements to our products and services comes from our customers through our national user group. We believe our interaction with customers and their communication with each other is the most efficient way to learn about and respond to changes in the healthcare operating environment. This approach to research and development allows us to quickly adapt to technology advances and improve our products and services to better serve the needs of our customers. Our management and customer support and service teams play a significant role in product development by continually monitoring the needs and desires of our customers and our market. In addition to our customer support and service teams, we currently have 4 employees whose primary function is the development of financial and enterprise software products and 13 employees whose primary function is the development of clinical software products. Finally, we currently have 7 research and development employees whose dedicated function is to develop new uses for and applications of technology available in the marketplace.

Customers, Sales and Marketing

Target Market.  The target market for our information system consists of small and midsize hospitals of 300 or fewer acute care beds. In the United States, there are approximately 4,900 hospitals in this size range. In addition, we market our products to small specialty hospitals in the United States that focus on discrete medical areas such as surgery, rehabilitation and psychiatry. As of February 28, 2007, we had installed our system in over 600 facilities in 46 states and the District of Columbia. Approximately 93% of our existing customers are hospitals with 100 or fewer acute care beds, while approximately 99% of our existing customers are hospitals with 200 or fewer acute care beds. Our goal is to increase sales to hospitals with 100 to 300 acute care beds while maintaining our competitive position in the under 100 bed market segment.

Sales Staff.  Most of our new customers are referrals from our existing customers, thereby reducing the need for a large sales force. Currently, we have 23 employees dedicated to direct sales, 8 of whom concentrate on new prospects, and 15 of whom are responsible for the sale of additional products and services to existing customers. We hire our sales representatives from our existing employees. Our current sales representatives have an average of 11.2 years of prior experience in installation, training and customer support. Our sales representatives have defined geographic territories in the United States in which to target new customers. A significant portion of the compensation for all sales personnel is commission based.

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

Our principal competitors are Medical Information Technology, Inc., or “Meditech,” Dairyland Healthcare Solutions, or “Dairyland,” and Healthcare Management Systems, Inc., or “HMS.” Meditech, Dairyland and HMS compete with us directly in our target market of small and midsize hospitals. These companies offer products and systems that are comparable to our system and address the needs of hospitals in the markets we serve.

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

Employees

As of February 28, 2007, we had 941 employees, all but 7 of whom are located at our offices in Mobile and Lanett, Alabama. Our employees can be grouped according to the following general categories: 650 in financial and clinical software services and support, 121 in information technology services and support, 83 in programming, 44 in sales and marketing and 41 in administration. We have 28 employees who perform research and development activities. These employees are included within the functional areas of financial and clinical software services and support and information technology services and support. Our general practice is to recruit recent college graduates for entry-level positions and then promote these individuals within the organization to fill vacancies in higher positions. We also hire nurses and other medically-trained professionals in connection with our support services.

Since 1991, we have maintained a non-qualified profit sharing plan under which all full-time employees with three years of uninterrupted service are eligible to participate, other than executive officers and commissioned salespeople. The plan is designed to provide each eligible employee with periodic cash bonuses based on our profitability. Each eligible employee receives a pro rata share of the amount of cash distributed under the profit sharing plan based on the amount of their base salary compared to the sum of the salaries of all participating employees. Our profit sharing plan is not a qualified plan for tax purposes or a guaranteed benefit. Contributions to the plan are made periodically at the discretion of the Board of Directors. During 2006, we distributed approximately $2.3 million under this profit sharing plan. We plan to continue to make distributions under the profit sharing plan based on our profitability.

We are fortunate to have a high rate of employee retention, with our senior management having an average tenure of 15 years. Our performance depends in significant part on our ability to attract, train and retain highly qualified personnel. None of our employees are represented by a labor union, and we believe our relations with our employees are good.

Executive Officers

The Executive Officers of CPSI serve at the pleasure of the Board of Directors. Set forth below is a list of the current Executive Officers of CPSI and a brief explanation of their principal employment during the last five (5) years.

J. Boyd Douglas — President and Chief Executive Officer.  J. Boyd Douglas, age 40, has served as our President and Chief Executive Officer since May 2006. He was elected as a director in March 2002. Mr. Douglas began his career with us in August 1988 as a Financial Software Support Representative. From May 1990 until November 1994, Mr. Douglas served as Manager of Electronic Billing, and from December 1994 until June 1999, he held the position of Director of Programming Services. From July 1999 until May 2006, Mr. Douglas served as our Executive Vice President and Chief Operating Officer.

M. Stephen Walker — Vice President — Finance, Chief Financial Officer, Secretary and Treasurer.  M. Stephen Walker, age 57, has served as our Vice President — Finance, Chief Financial Officer, Secretary and Treasurer since July 1999. From February 1991 until June 1999, Mr. Walker served as our controller with primary responsibility for all of our accounting functions.

Michael S. Jones — Executive Vice President and Chief Operating Officer.  Michael S. Jones, age 33, has served as our Executive Vice President and Chief Operating Officer since May 2006. Mr. Jones began his career with us in 1994 as a Senior Research and Development Analyst in our Technical R&D Department and served as Director of Networking and Internet Services from August 2000 to May 2006.

Victor S. Schneider — Senior Vice President — Corporate and Business Development.  Victor S. Schneider, age 48, has served as our Senior Vice President — Corporate and Business Development since December 2005. Mr. Schneider is responsible for revenue generation efforts, customer relations, strategic growth initiatives and positioning, and market execution. Mr. Schneider began his career with us in June 1983 as Sales Manager. He served in that capacity until January 1997 when he was promoted to Sales Director. He served as our Vice President — Sales and Marketing from July 1999 until December 2005.

Robert D. Hinckle — Vice President — Financial Software Services.  Robert D. Hinckle, age 37, has served as our Vice President — Financial Software Services since October 2004. Mr. Hinckle is responsible for overseeing all aspects of the installation and support of our financial software products. Since beginning his career with us in 1995 as a Financial Software Support Representative, Mr. Hinckle has worked in various positions in our Financial Software Services Division, including Team Manager, Assistant Director and Director of that division.

Thomas W. Peterson — Senior Vice President — Clinical Services.  Mr. Peterson, age 55, has served as our Senior Vice President — Clinical Services since October 2005. He served as our Vice President — Clinical Software Services from July 1999 through October 2005. Mr. Peterson is responsible for overseeing all aspects of the installation and support of our clinical software products. Since beginning his career with us in 1988 as a Clinical Software Support Representative, Mr. Peterson has worked in various positions in our Clinical Software Services Division, including Manager and Director of that division.

Patrick A. Immel — Vice President — Information Technology Services.  Patrick A. Immel, age 36, has served as our Vice President — Information Technology Services since January 2000. Mr. Immel is responsible for overseeing technical hardware and support and hardware research and development. Mr. Immel began his career with us in July 1993 as a Financial Software Support Representative. Mr. Immel then served as a programmer, Manager of Technical Support and most recently as Director of Information Technology Services.

Troy D. Rosser — Vice President — Sales.  Troy D. Rosser, age 42, has served as our Vice President — Sales since October 2005. Mr. Rosser is responsible for overseeing all of our sales and marketing efforts. Mr. Rosser began his career with us in March 1989 as a Financial Software Support Representative. In 1992, Mr. Rosser was transferred to the Sales and Marketing division where he has worked in various positions, including Sales Manager and, since October 2000, as Director of Sales.

Michael K. Muscat, Jr. — Vice President — Outsourcing Services.  Michael K. Muscat, Jr., age 33, has served as our Vice President — Outsourcing Services since May 2006. Mr. Muscat is responsible for overseeing all aspects of the outsourcing services we provide to our clients. Mr. Muscat began his career with us in July 1996 as a Software Support Representative. Mr. Muscat then served as a Programmer and Manager of Outsourcing. From June 2002 to May 2006, Mr. Muscat served as the Director of Outsourcing Services. Mr. Muscat is the son of M. Kenny Muscat, who serves as one of our directors.

Robert D. Smith — Vice President — Programming Services.  Robert D. Smith, age 36, has served as our Vice President — Programming Services since May 2006. Mr. Smith is responsible for overseeing all aspects of system programming and enhancements. Since Mr. Smith began his career with us in September 1993, he has served in the capacity of Technical Support Representative, Programmer, and Programming Manager. From January 2001 to May 2006, Mr. Smith served as the Director of Programming Services.

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

The purchase of our information system involves a significant financial commitment by our customers. At the same time, the healthcare industry faces significant financial pressures that could adversely affect overall spending on healthcare information technology and services. For example, a general economic decline could cause hospitals to reduce or eliminate information technology related spending. To the extent spending for healthcare information technology and services declines or increases slower than we anticipate, demand for our products and services, as well as the prices we charge, could be adversely affected. Accordingly, we cannot assure you that we will be able to increase or maintain our revenues or our growth rate.

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

Our principal competitors are Meditech, Dairyland and HMS. Meditech, Dairyland and HMS compete with us directly in our target market of small and midsize hospitals. These companies offer products and services that are comparable to our system and are designed to address the needs of community hospitals.

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

Our corporate headquarters and executive offices and virtually all of our employees are situated on one campus in Mobile, Alabama, which is located on the coast of the Gulf of Mexico. Our facilities are vulnerable to significant damage or destruction from hurricanes and tropical storms. We are also vulnerable to damage from other types of disasters, including tornadoes, fires, floods and similar events. If any disaster were to occur, our ability to conduct business at our facilities could be seriously impaired or completely destroyed. This would have adverse consequences for our customers who depend on us for system support or outsourcing services. Also, the servers of customers who use our remote access services could be damaged or destroyed in any such disaster. This would have potentially devastating consequences to those customers. Although we have an emergency recovery plan, there can be no assurance that this plan will effectively prevent the interruption of our business due to a natural disaster. Furthermore, the insurance we maintain may not be adequate to cover our losses resulting from any natural disaster or other business interruption.

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

Our corporate headquarters and executive offices are located on approximately 28 acres in Mobile, Alabama. We occupy approximately 135,500 square feet of space in thirteen buildings. Our main building consists of approximately 66,000 square feet of space. We also have eleven additional buildings each consisting of approximately 6,000 square feet. Each of these smaller buildings is designed to accommodate a team of employees assigned to install and support a particular software application or an outsourcing team. We also occupy a building consisting of approximately 3,500 square feet of space which houses our research and development employees dedicated to developing new uses for and applications of available technology.

We lease approximately 16.5 acres and all of our buildings from C.P. Investments, Inc., an Alabama corporation, the stockholders of which are John Morrissey, John Heyer, Bob O’Donnell, Elissa Stillings, Kevin P. Wilkins, Tabitha M. Wilkins Olzinski, Ellen M. Harvey, Michael K. Muscat, Jr. and Susan M. Slaton. All of these individuals are either stockholders of CPSI, or, in the case of Ms. Stillings, the spouse of a stockholder. Additionally, Mr. Morrissey is one of our current directors, Mr. Muscat is one of our executive officers, Mr. Wilkins and Ms. Olzinski are the children of one of our former directors, and Ms. Harvey, Mr. Muscat and Ms. Slaton are the children of one of our current directors. Our leases with C.P. Investments, Inc. expire at various times between April 2012 and December 2015. We also own 11.3 acres of undeveloped real property adjacent to our primary premises in order to accommodate future growth.

On January 1, 2007, we entered into a lease with Riverside Corporation to house a call center to support the growth of our outsourcing services. This building consists of approximately 10,000 square feet and is located in Lanett, Alabama.

We believe our existing facilities will be sufficient to meet our needs until the end of 2007. At that time we may need to construct additional facilities on the undeveloped portion of our campus in order to accommodate our expansion needs.

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

Market for CPSI Common Stock

At March 9, 2007, CPSI had 87 stockholders of record (which does not include the number of beneficial owners whose shares are held in “street” names by nominees who are record holders) and 10,756,381 shares of common stock outstanding.

CPSI common stock is listed on the Nasdaq Global Select Market under the symbol “CPSI”. The following table sets forth, for the calendar quarters indicated, the high and low sales prices per share for CPSI’s common stock on the Nasdaq Global Select Market, and the cash dividends declared per share in each such quarter:

			Dividends
			Declared
	High	Low	Per Share

2005
First Quarter	$28.50	$20.93	$0.22
Second Quarter	38.96	25.19	0.22
Third Quarter	41.09	30.66	0.22
Fourth Quarter	45.38	33.01	0.22
2006
First Quarter	$50.16	$39.66	$0.36
Second Quarter	50.93	34.91	0.36
Third Quarter	40.47	31.89	0.36
Fourth Quarter	37.59	30.47	0.36

The last reported sales price of CPSI’s common stock as reported on the Nasdaq Global Select Market on March 9, 2007 was $26.77.

Dividends

During 2005, we paid a quarterly dividend in the amount of $0.22 per share, and during 2006 we paid a quarterly dividend in the amount of $0.36 per share. On February 2, 2007, we announced a dividend for the first quarter of 2007 in the amount of $0.36 per share. We believe that paying dividends is an effective way of providing an investment return to our stockholders and a beneficial use of our cash. However, the declaration of dividends by CPSI is subject to the discretion of our board of directors. Our board of directors will take into account such matters as general business conditions, our financial results and such other factors as our board of directors may deem relevant.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands except for share and per share data)

INCOME DATA:
Total sales revenues	$115,974	$108,826	$82,664	$81,303	$73,744
Total costs of sales	64,269	60,707	49,576	48,405	42,925

Gross profit	51,705	48,119	33,088	32,898	30,819
Total operating expenses	27,039	24,827	21,886	20,352	18,750

Operating income	24,666	23,292	11,202	12,546	12,069
Total other income	1,132	658	501	338	552

Income before taxes	25,798	23,950	11,703	12,884	12,621
Income taxes(1)	9,983	9,381	4,639	5,018	1,971

Net income	$15,815	$14,569	$7,064	$7,866	$10,650

Net income per share — basic	$1.49	$1.38	$0.67	$0.75	$1.06

Net income per share — diluted	$1.48	$1.37	$0.67	$0.75	$1.06

Weighted average shares outstanding:
Basic	10,638,028	10,559,589	10,489,849	10,488,406	10,024,438
Diluted	10,717,865	10,646,376	10,535,555	10,536,929	10,061,765
Pro forma income data:(2)
Historical income before provision for income taxes					$12,621
Pro forma income taxes					4,577

Pro forma net income					$8,044

Pro forma net income per share — basic					$0.80

Pro forma net income per share — diluted					$0.80

	As of December 31,
	2006	2005	2004	2003	2002

BALANCE SHEET DATA
Cash and cash equivalents	$8,760	$11,670	$13,785	$9,473	$6,352
Working capital	30,563	29,308	22,480	19,676	14,812
Total assets	48,421	46,984	36,078	31,270	28,909
Total current liabilities	8,690	9,897	7,526	5,452	8,430
Total stockholders’ equity	38,706	36,388	27,834	25,752	20,479

(1)	CPSI operated as an S corporation through May 20, 2002 and, as such, was not subject to federal and certain state income taxes through that date.

(2)	Pro forma income data reflects the provision for income taxes that would have been recorded had CPSI been a C corporation during 2002.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We sell a fully integrated, enterprise-wide financial and clinical hospital information system comprised of all necessary software, hardware, peripherals, forms and office supplies, together with comprehensive customer service and support. We also offer outsourcing services, including electronic billing submissions, patient statement processing, payroll processing and business office functions, as part of our overall information system solution. We believe that as our customer base grows, the demand for our outsourcing services will also continue to grow, supporting further increases in recurring revenues.

Our system currently is installed and operating in over 600 hospitals in 46 states and the District of Columbia. Our customers consist of community hospitals with 300 or fewer acute care beds, with hospitals having 100 or fewer acute care beds comprising approximately 93% of our customers.

Overview

We have achieved a compounded annual growth rate in revenues and net income of approximately 14.2% and 23.8%, respectively, over the past five years. We signed 35 new hospital contracts in 2006, compared with 46 in 2005.

Our gross revenues increased 6.6% over 2005, while our net income increased 8.5%, principally as a result of the continued improved financial condition of community hospitals during much of 2006. Cash flow from operations remained strong and total cash collections achieved a record level of $113.7 million in 2006. We continue to believe that our strong cash performance reflects both the quality of our customer service and our product offerings.

As a result of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (2003 Medicare Act), community hospitals began experiencing improved Medicare reimbursement starting in April 2004, the month in which the 2003 Medicare Act became effective. In the past, Medicare’s payment formula had created a disproportionate burden on smaller, community-based hospitals, which also typically depend on Medicare for a greater share of their payer mix than larger, urban facilities. The 2003 Medicare Act rectifies some of this imbalance, raising Medicare reimbursements to rural hospitals by an estimated $25 billion over the next ten years. We believe this legislation will remove one of the primary obstacles to investment by community hospitals in healthcare information technology. Many of these hospitals had postponed or substantially limited such investments prior to the effectiveness of the 2003 Medicare Act. Accordingly, we believe that the financial effects of this legislation on community hospitals has had a positive impact on our financial results and has put us in a good position to continue to grow our business. Our improving results throughout 2004, 2005 and 2006 support the confidence we have in our business, our target market and the quality of the products and services we offer.

Revenues

The Company recognizes its multiple element arrangements, including software and software-related services, using the residual method under SOP 97-2, Software Revenue Recognition, as amended by SOP 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition in Financial Statements, as amended by SAB 104, Revenue Recognition. Revenue from general support agreements for post-contract support services (support and maintenance) is recognized by the Company ratably over the term of the agreement.

System Sales.  Revenues from system sales are derived from the sale of information systems (including software, conversion and installation services, hardware, peripherals, forms and office supplies) to new customers and from the sale of new or additional products to existing customers. We do not record revenue upon the execution of a sales contract. Upon the execution of a contract to purchase a system from us, each customer pays a non-refundable 10% deposit that is recorded as deferred revenue. The customer pays 40% of the purchase price for the software and the related installation, training and conversion when we install the system and commence on-site training at the customer’s facility, which is likewise recorded as deferred revenue. When the system begins operating in a live environment, the remaining 50% of the system purchase price for each module that has been installed is payable. Revenue from the sale of the software perpetual license and the system installation and training is recognized on a module by module basis after the installation and training have been completed and the system is functioning as designed for each individual module. Revenue from the sale of hardware is recognized upon shipment of the hardware to the customer.

Support and Maintenance.  We also derive revenues from the provision of system support services, including software application support, hardware maintenance, continuing education and related services. Support services are provided pursuant to a support agreement under which we provide comprehensive system support and related services in exchange for a monthly fee based on the services provided. The initial term of these contracts ranges from one to seven years, with a typical duration of five years. Upon expiration of the initial term, these contracts renew automatically on a year-to-year basis thereafter until terminated. Revenues from support services are recognized in the month when these services are performed.

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

Outsourcing Revenues.  We began offering outsourcing services in January 1999. Our outsourcing services include electronic billing, statement processing, payroll processing and business office outsourcing (primarily accounts receivable management). Most of these outsourcing services are sold pursuant to one year customer agreements, with automatic one year renewals until terminated. Revenues from outsourcing services are recognized when these services are performed.

Costs of Sales

System Sales.  The principal costs associated with the design, development, sale and installation of our systems are employee salaries, benefits, travel expenses and certain other overhead expenses. These costs are expensed as incurred. For the sale of equipment, we incur costs to acquire these products from the respective distributors or manufacturers. The costs related to the acquisition of equipment are capitalized into inventory and expensed upon the sale of the equipment utilizing the average cost method.

Support and Maintenance.  The principal costs associated with our system support and maintenance services are employee salaries, benefits and certain other overhead expenses. These costs are expensed as incurred.

We have the same employee groups providing both system installations and support and maintenance services. Salary related expenses are allocated between cost of system sales and cost of support and maintenance services based upon an estimate of the percentage of time employees spend performing each function.

Outsourcing.  The principal cost related to our statement outsourcing is postage. The principal costs related to our electronic billing outsourcing are employee related expenses, such as salaries and benefits, and long distance telecommunication fees. Supplies and forms represent an additional cost associated with our outsourcing services. These costs are expensed as incurred.

Results of Operations

The following table sets forth certain items included in our results of operations for each of the three years in the period ended December 31, 2006, expressed as a percentage of our total revenues for these periods (dollar amounts in thousands):

	Year Ended December 31,
	2006		2005		2004
	Amount	% Sales	Amount	% Sales	Amount	% Sales

INCOME DATA:
Sales revenues:
System sales	$51,603	44.5%	$51,170	47.0%	$35,252	42.6%
Support and maintenance	46,724	40.3%	43,051	39.6%	38,010	46.0%
Outsourcing	17,647	15.2%	14,605	13.4%	9,402	11.4%

Total sales revenues	115,974	100.0%	108,826	100.0%	82,664	100.0%
Costs of sales:
System sales	34,109	29.4%	33,295	30.6%	27,064	32.7%
Support and maintenance	19,977	17.2%	19,029	17.5%	16,916	20.5%
Outsourcing	10,183	8.8%	8,383	7.7%	5,596	6.8%

Total costs of sales	64,269	55.4%	60,707	55.8%	49,576	60.0%

Gross profit	51,705	44.6%	48,119	44.2%	33,088	40.0%
Operating expenses:
Sales and marketing	8,868	7.6%	7,778	7.1%	6,055	7.3%
General and administrative	18,172	15.7%	17,049	15.7%	15,831	19.2%

Total operating expenses	27,040	23.3%	24,827	22.8%	21,886	26.5%

Operating income	24,665	21.3%	23,292	21.4%	11,202	13.5%
Other income (expense):
Interest income	1,132	1.0%	653	0.6%	258	0.3%
Miscellaneous income	—	0.0%	5	0.0%	243	0.3%

Total other income	1,132	1.0%	658	0.6%	501	0.6%

Income before taxes	25,797	22.3%	23,950	22.0%	11,703	14.1%
Income taxes	9,983	8.6%	9,381	8.6%	4,639	5.6%

Net income	$15,814	13.7%	$14,569	13.4%	$7,064	8.5%

2006 Compared to 2005

Revenues.  Total revenues increased by 6.6%, or $7.1 million, to $116.0 million for 2006, from $108.8 million for 2005.

System sales revenues increased by 0.8%, or $0.4 million, to $51.6 million in 2006, from $51.2 million in 2005. We completed software system installations at 42 new hospital clients in 2006, compared to installations at 46 new hospital clients in 2005. System sales to existing customers in 2006 was 25% of total revenues for 2006, as compared to 14% for 2005.

Support and maintenance revenues increased by 8.5%, or $3.6 million, to $46.7 million in 2006, from $43.1 million in 2005. The increase in revenues from support and maintenance was attributable to an increase in recurring revenues as a result of a larger customer base. We had 615 customers at December 31, 2006, compared to 580 at December 31, 2005. ASP services revenues decreased by 52.2%, or $1.6 million, due to a customer’s exercise in January 2006 of a right to purchase a license for the software. The customer entered into a general support and maintenance services contract with us at the time of its purchase of the license. ISP services revenues remained unchanged.

Outsourcing revenues increased by 20.8%, or $3.0 million, to $17.6 million in 2006, from $14.6 million in 2005. Outsourcing revenues increased as a result of continued growth in customer demand for electronic billing, business office and statement outsourcing services. Statement outsourcing revenues increased 13.5% and electronic billing revenues increased 15.4%. Revenue from business office outsourcing services increased 27.9%. We were providing business outsourcing services to 50 customers at December 31, 2006, compared to 26 customers at December 31, 2005.

Costs of Sales.  Total costs of sales increased by 5.9%, or $3.6 million, to $64.3 million in 2006, from $60.7 million in 2005. As a percentage of revenues, cost of sales decreased to 55.4% for 2006, from 55.8% for 2005.

Cost of system sales increased by 2.4%, or $0.8 million, to $34.1 million for 2006, from $33.3 million for 2005. The increase in the cost of system sales is primarily due to an increase in payroll related expense of $1.1 million as a result of increased average employee headcount needed to support increasing sales volume and our increasing customer base. Cost of equipment also increased by $0.4 million and cost of software increased $0.2 million as a direct result of an increase in the number of installations of the PACS system. The increases were offset by a decrease of $0.9 million in travel expense. The gross margin on system sales decreased to 33.9% for 2006, from 34.9% for 2005. The decrease in gross margin was due to a decrease in the number of new hospital clients, as well as a decrease in the average contract size of new system installations.

Cost of support and maintenance increased by 5.0%, or $1.0 million, to $20.0 million for 2006, from $19.0 million for 2005. The increase in the cost of support and maintenance was caused primarily by an increase in payroll related expenses of $1.2 million as a result of increased average employee headcount needed to support our increasing customer base. The increase was offset by a decrease of $0.4 million in general departmental expenses. The gross margin on support and maintenance revenues increased to 57.2% for 2006, from 55.8% for 2005. The increase in the gross margin was primarily due to the addition of new customers with a proportionately smaller increase in support personnel.

Our costs associated with outsourcing services increased 21.5%, or $1.8 million, to $10.2 million in 2006, from $8.4 million in 2005. The increase in the cost of outsourcing services was primarily due to increased payroll related expense of $1.3 million due to the full-year expense of additional employees hired during 2005 and additional employees hired in 2006 to support our business office outsourcing services. Postage costs increased $0.5 million as a result an increase in transaction volumes of our statement outsourcing services. The gross margin on outsourcing services decreased slightly to 42.3% for 2006, from 42.6% for 2005.

Sales and Marketing Expenses.  Sales and marketing expenses increased 14.0%, or $1.1 million, to $8.9 million in 2006, from $7.8 million in 2005. The increase in sales and marketing expense was attributable to increased payroll related expenses of $1.1 million due to the addition of sales personnel during 2006. Travel related expenses also increased $0.3 million which was offset by a decrease in commission expense of $0.3 million.

General and Administrative Expenses.  General and administrative expenses increased by 6.6%, or $1.2 million, to $18.2 million for 2006, from $17.0 million for 2005. The increase in general and administrative expenses was due to increases in employee group insurance of $0.7 million, stock compensation expense of $0.5 million, user group expenditures of $0.3 million and rent expense of $0.2 million. Additional expense increases included $0.2 million for various general expenses and $0.1 million for depreciation. The increases were offset by a decrease of $0.7 million in bad debt expense and a decrease in professional fees of $0.2 million.

As a result of the foregoing factors, income before taxes increased by 7.7%, or $1.9 million, to $25.8 million for 2006, from $23.9 million for 2005.

2005 Compared to 2004

Revenues.  Total revenues increased by 31.6%, or $26.2 million, to $108.8 million for 2005, from $82.7 million for 2004.

System sales revenues increased by 45.2%, or $15.9 million, to $51.2 million in 2005, from $35.3 million in 2004. We completed software system installations at 46 new hospital clients in 2005, compared to installations at 40 new hospital clients in 2004.

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

Cost of support and maintenance increased by 12.5%, or $2.1 million, to $19.0 million for 2005, from $16.9 million for 2004. The increase in the cost of support and maintenance was caused primarily by an increase in payroll related expenses of $1.7 million as a result of increased average employee headcount needed to support our increasing customer base. Also, general departmental expenses increased $0.3 million and depreciation expense increased $0.1 million. The gross margin on support and maintenance revenues increased to 55.8% for 2005, from 55.5% for 2004. The increase in the gross margin was primarily due to the addition of new customers with a proportionately smaller increase in support personnel.

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

Liquidity and Capital Resources

As of December 31, 2006, we had $8.8 million in cash and cash equivalents. This cash reserve plus cash generated from our normal operating activities should be adequate to fund our business for the foreseeable future. Our principal source of liquidity has been cash provided by operating activities. Cash provided by operating activities has been used primarily to fund the growth in our business and return cash to our shareholders in the form of dividends. Because of our strong cash position, our board of directors decided to begin paying a quarterly dividend in 2003. We declared and paid dividends in the aggregate amount of $15.5 million, $9.3 million and $5.0 million in 2006, 2005 and 2004, respectively. We believe that paying dividends is an effective way of providing an investment return to our stockholders and a beneficial use of our cash.

Net cash provided by operating activities totaled $14.5 million, $17.8 million and $11.1 million for 2006, 2005 and 2004, respectively. The decrease in net cash provided by operating activities predominantly resulted from an increase in deferred taxes, an increase in financing receivables and a decrease in deferred revenue.

Net cash used in investing activities totaled $2.5 million, $12.9 million and $1.7 million for 2006, 2005 and 2004, respectively. In 2006, we purchased $2.1 million of property and equipment. We also purchased investments in the amount of $0.4 million which are classified as available for sale. In 2005, we purchased investments in the amount of $10.3 million which are classified as available for sale. We also purchased $2.5 million of property and equipment. In 2004, we used cash of $1.7 million for the purchase of property and equipment.

Net cash used in financing activities totaled $14.9 million, $7.1 million and $5.0 million for 2006, 2005 and 2004, respectively. During 2006, we declared and paid dividends in the aggregate amount of $15.5 million. We also received proceeds of $0.3 million and a tax benefit of $0.2 million from the exercise of employee stock options. During 2005, we declared and paid dividends in the aggregate amount of $9.3 million. We also received proceeds of $2.2 million from the exercise of employee stock options. During 2004, we declared and paid dividends in the aggregate amount of $5.0 million.

Our days sales outstanding for the years 2006, 2005 and 2004 were 43, 40 and 45 days, respectively.

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

Related Party Transactions

We lease our corporate headquarters campus from C.P. Investments, Inc., an Alabama corporation, the stockholders of which are John Morrissey, John Heyer, Bob O’Donnell, Elissa Stillings, Kevin P. Wilkins, Tabitha M. Wilkins Olzinski, Ellen M. Harvey, Michael K. Muscat, Jr. and Susan M. Slaton. All of these individuals are either stockholders of CPSI, or, in the case of Ms. Stillings, the spouse of a stockholder. Additionally, Mr. Morrissey is one of our current directors, Mr. Muscat is one of our executive officers, Mr. Wilkins and Ms. Olzinski are the children of one of our former directors, and Ms. Harvey, Mr. Muscat and Ms. Slaton are the children of one of our current directors. In 2006, we made total lease payments in the amount of $1,694,067 to C.P. Investments, Inc. Under these lease agreements, we will make annual lease payments in 2007 in the amount of $1,709,076, subject to adjustment as set forth in the agreements. The annual rent payable under these leases has been determined by an independent, third-party appraisal firm. The parties may agree, from time to time, to make adjustments in the annual rent payable under these leases based on subsequent third-party appraisals.

Contractual Obligations

Our related party real estate leases are our only material contractual obligations requiring payments in the future. Our payments under these leases subsequent to December 31, 2006, will be as follows:

	Payment Due by Period
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Operating Lease Obligations	$10,105,626	$1,709,076	$3,480,552	$3,418,152	$1,497,846

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

Revenue Recognition.  We recognize revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition, and the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, Software Revenue Recognition. SAB No. 104 and SOP 97-2 require that four basic criteria must be met before revenues can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on our judgment regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause us to determine these criteria are not met for certain future transactions, revenues recognized for any reporting period could be adversely affected.

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

Stock-Based Compensation.  The Company previously accounted for stock-based compensation using the intrinsic value method prescribed in APB No. 25. The Company grants stock options with exercise prices equal to the respective grant date’s fair market value and, as such, recognized no compensation cost for such stock options under APB No. 25. Effective January 1, 2006, we adopted the provisions of SFAS No. 123R for our stock based awards. See Note 7 of the Financial Statements for further discussion of the impact on the Company’s earnings.

Backlog

Backlog consists of revenues we reasonably expect to recognize over the next twelve months under existing contracts. The revenues to be recognized may relate to a combination of one-time fees for system sales, and recurring fees for support, outsourcing, ASP and ISP services. As of December 31, 2006, we had a twelve-month backlog of approximately $18.6 million in connection with non-recurring system purchases and approximately $65.5 million in connection with recurring payments under support, outsourcing, ASP and ISP contracts.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. FIN 48 is effective for the Company beginning January 1, 2007. The Company is evaluating its tax positions and does not anticipate that the interpretation will have a significant impact on the Company’s results of operations or financial position.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.

Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the “roll-over” and “iron curtain” method. The roll-over method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements. We previously used the roll-over method for quantifying identified financial statement misstatements.

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

SAB 108 is effective for fiscal years ending after November 15, 2006, and was adopted by the Company on December 31, 2006. The adoption of SAB 108 had no effect on the Company’s financial statements.

In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on Issue 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is Gross versus Net Presentation). The scope of EITF 06-3, includes any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include but is not limited to, sales, use, value added, and some excise taxes. The Task Force reached a consensus that the presentation of taxes within the scope of EITF 06-3 on either a gross basis or a net basis is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22, Disclosure of Accounting Policies. In addition, for any such taxes that are reported on a gross basis, an entity should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company intends to adopt EITF 06-3 effective January 1, 2007, and does not believe the adoption will have a significant effect on its financial statements as it does not intend to change its existing accounting policy which is to present taxes within the scope of EITF 06-3 on a net basis.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial condition, results of operations or liquidity.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”). This standard permits entities to choose to value certain financial instruments at fair value. Entities shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently in the process of assessing the impact that the adoption of SFAS 159 will have on its financial condition and results of operations.

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

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of CPSI are being made only in accordance with authorizations of management and directors of CPSI; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of CPSI’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of CPSI’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management believes that CPSI maintained effective internal control over financial reporting as of December 31, 2006.

CPSI’s Independent Registered Public Accounting Firm, Grant Thornton, LLP, has issued an attestation report on management’s assessment of CPSI’s internal control over financial reporting. That report appears on page 36 of this Form 10-K.

REPORT OF GRANT THORNTON, LLP, INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM, ON FINANCIAL STATEMENTS

Board of Directors and
Shareholders of Computer Programs and Systems, Inc.

We have audited the accompanying balance sheets of Computer Programs & Systems, Inc. as of December 31, 2006 and 2005, and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Computer Programs and Systems, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 3 and 7 to the financial statements, the Company changed its method of accounting for stock-based compensation with the adoption of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share Based Payment” effective January 1, 2006.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II for the years ended December 31, 2006, 2005, and 2004 is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Computer Programs and Systems, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal controls over financial reporting.

/s/  GRANT THORNTON LLP

Atlanta, Georgia
February 28, 2007

REPORT OF GRANT THORNTON LLP, INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM, ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and
Shareholders of Computer Programs and Systems, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting, that Computer Programs and Systems, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Computer Programs and Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Computer Programs and Systems, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the Internal Control — Integrated Framework issued by the COSO. Also in our opinion, Computer Programs and Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Computer Programs and Systems, Inc. as of December 31, 2006 and 2005, and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 28, 2007 expressed an unqualified opinion on those financial statements and contains an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.”

/s/  GRANT THORNTON LLP

Atlanta, Georgia
February 28, 2007

COMPUTER PROGRAMS AND SYSTEMS, INC.

Balance Sheets

	December 31,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$8,760,122	$11,669,690
Investments	10,717,952	10,231,446
Accounts receivable, net of allowance for doubtful accounts of $814,000 and $704,000, respectively	14,095,791	12,413,797
Financing receivables, current portion	2,177,430	1,168,472
Inventories	1,668,119	1,988,184
Deferred tax assets	1,406,279	1,200,637
Prepaid income taxes	107,426	268,321
Prepaid expenses	319,533	265,128

Total current assets	39,252,652	39,205,675
Property and equipment
Land	936,026	936,026
Maintenance equipment	4,446,419	3,674,200
Computer equipment	6,440,844	5,690,497
Office furniture and equipment	1,940,853	1,626,940
Automobiles	132,926	111,394

	13,897,068	12,039,057
Less accumulated depreciation	(7,641,868)	(5,866,020)

Net property and equipment	6,255,200	6,173,037
Financing receivables, net of current portion	2,396,764	1,605,226

Total assets	$47,904,616	$46,983,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,204,279	$2,051,195
Deferred revenue	2,274,592	3,285,678
Accrued vacation	2,053,288	1,875,365
Other accrued liabilities	3,157,585	2,685,231

Total current liabilities	8,689,744	9,897,469
Deferred tax liabilities	508,382	698,320
Stockholders’ equity:
Common stock, $0.001 par value; 30,000,000 shares authorized; 10,756,381 and 10,624,901 shares issued and outstanding	10,756	10,625
Additional paid-in capital	22,427,967	20,576,268
Deferred compensation	—	(72,305)
Accumulated other comprehensive loss	(7,333)	(67,979)
Retained earnings	16,275,100	15,941,540

Total stockholders’ equity	38,706,490	36,388,149

Total liabilities and stockholders’ equity	$47,904,616	$46,983,938

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Statements of Income

	Year Ended December 31,
	2006	2005	2004

Sales revenues:
System sales	$51,602,788	$51,170,351	$35,252,410
Support and maintenance	46,724,345	43,050,811	38,010,122
Outsourcing	17,646,684	14,604,433	9,401,468

Total sales revenues	115,973,817	108,825,595	82,664,000
Costs of sales:
System sales	34,108,712	33,295,030	27,064,273
Support and maintenance	19,976,670	19,028,516	16,915,781
Outsourcing	10,183,221	8,382,478	5,595,774

Total costs of sales	64,268,603	60,706,024	49,575,828

Gross profit	51,705,214	48,119,571	33,088,172
Operating expenses:
Sales and marketing	8,867,860	7,777,557	6,054,654
General and administrative	18,171,784	17,049,626	15,830,863

Total operating expenses	27,039,644	24,827,183	21,885,517

Operating income	24,665,570	23,292,388	11,202,655
Other income (expense):
Interest income	1,131,906	652,806	257,462
Miscellaneous income	—	5,306	243,191

Total other income	1,131,906	658,112	500,653

Income before taxes	25,797,476	23,950,500	11,703,308
Income taxes	9,982,931	9,381,327	4,639,473

Net income	$15,814,545	$14,569,173	$7,063,835

Net income per share — basic	$1.49	$1.38	$0.67

Net income per share — diluted	$1.48	$1.37	$0.67

Weighted average shares outstanding
Basic	10,638,028	10,559,589	10,489,849
Diluted	10,717,865	10,646,376	10,535,555

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Statements of Stockholders’ Equity

					Accumulated
			Additional		Other		Total
	Common	Common	Paid-in	Deferred	Comprehensive	Retained	Stockholders’
	Shares	Stock	Capital	Compensation	Loss	Earnings	Equity

Balance at December 31, 2003	10,489,849	$10,490	$17,289,910	$(174,385)	$—	$8,625,958	$25,751,973
Net income	—	—	—	—	—	7,063,835	7,063,835
Issuance of common stock	—	—	2,169	—	—	—	2,169
Dividends	—	—	—	—	—	(5,035,128)	(5,035,128)
Amortization of deferred compensation	—	—	—	51,040		—	51,040

Balance at December 31, 2004	10,489,849	10,490	17,292,079	(123,345)	—	10,654,665	27,833,889
Net income	—	—	—	—	—	14,569,173	14,569,173
Issuance of common stock	135,052	135	2,228,223	—	—	—	2,228,358
Unrealized loss on available for sale investments, net of tax of $43,460	—	—	—	—	(67,979)	—	(67,979)
Dividends	—	—	—	—	—	(9,282,298)	(9,282,298)
Income tax benefit from stock option exercise	—	—	1,055,966	—	—	—	1,055,966
Amortization of deferred compensation	—	—	—	51,040	—	—	51,040

Balance at December 31, 2005	10,624,901	10,625	20,576,268	(72,305)	(67,979)	15,941,540	36,388,149
Adoption of SFAS 123R	—	—	(72,305)	72,305	—	—	—
Net income	—	—	—	—	—	15,814,545	15,814,545
Issuance of common stock	154,779	155	337,636	—	—	—	337,791
Forfeiture of restricted stock	(23,299)	(24)	24	—	—	—	—
Unrealized gain on available for sale investments, net of tax of $38,753	—	—	—	—	60,646	—	60,646
Share-based compensation	—	—	1,376,177	—	—	—	1,376,177
Dividends	—	—	—	—	—	(15,480,985)	(15,480,985)
Income tax benefit from stock option exercise	—	—	210,167	—	—	—	210,167

Balance at December 31, 2006	10,756,381	$10,756	$22,427,967	$—	$(7,333)	$16,275,100	$38,706,490

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004

Operating Activities
Net income	$15,814,545	$14,569,173	$7,063,835
Adjustments to net income:
Provision for bad debt	(52,004)	703,736	1,342,654
Deferred taxes	(434,332)	219,406	294,910
Stock based compensation	1,376,176	51,040	51,040
Income tax benefit from stock option exercises	(210,167)	1,055,966	—
Depreciation	1,976,319	1,797,289	1,619,792
Changes in operating assets and liabilities:
Accounts receivable	(1,629,990)	(1,353,068)	(1,190,705)
Financing receivables	(1,800,496)	(1,181,881)	314,826
Inventories	320,065	(513,018)	(373,105)
Prepaid expenses	(54,405)	172,588	(73,332)
Accounts payable	(846,916)	1,081,741	(156,880)
Deferred revenue	(1,011,086)	683,443	968,348
Other liabilities	650,277	606,781	1,262,262
Income taxes payable	371,062	(96,747)	(49,380)

Net cash provided by operating activities	14,469,048	17,796,449	11,074,265
Investing Activities
Purchases of property and equipment	(2,058,482)	(2,515,311)	(1,726,503)
Purchases of investments	(387,108)	(10,342,885)	—

Net cash used in investing activities	(2,445,590)	(12,858,196)	(1,726,503)
Financing Activities
Proceeds from exercise of stock options, net	337,792	2,228,358	—
Dividends paid	(15,480,985)	(9,282,298)	(5,035,128)
Income tax benefit from stock option exercises	210,167	—	—

Net cash used in financing activities	(14,933,026)	(7,053,940)	(5,035,128)

(Decrease) Increase in cash and cash equivalents	(2,909,568)	(2,115,687)	4,312,634
Cash and cash equivalents at beginning of year	11,669,690	13,785,377	9,472,743

Cash and cash equivalents at end of year	$8,760,122	$11,669,690	$13,785,377

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$10,046,201	$8,202,702	$4,396,112

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006

1.	NATURE OF OPERATIONS

Computer Programs and Systems, Inc. (CPSI or the Company) is a healthcare information technology solutions provider which was formed and commenced operations in 1979. The Company provides, on an integrated basis, enterprise-wide clinical management, access management, patient financial management, health information management, strategic decision support, resource planning management and enterprise application integration solutions to healthcare organizations throughout the United States. Additionally, CPSI provides other information technology solutions including outsourcing, remote hosting, networking technologies and other related services. The Company operates in a single segment reporting to the chief executive officer, based on the criteria of Statement of Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information.

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

Cash and Cash Equivalents

Cash and cash equivalents can include time deposits, commercial paper and bankers’ acceptances with original maturities of three months or less or that are highly-liquid and readily convertible to a known amount of cash. These investments are stated at cost, which approximates market, due to their short duration or liquid nature.

Investments

The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders’ equity. The Company’s management determines the appropriate classifications of investments in fixed maturity securities at the time of acquisition and re-evaluates the classifications at each balance sheet date. The Company’s investments in fixed maturity securities are classified as available-for-sale.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Investments are comprised of the following at December 31, 2006:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short term investments	$218,763	$—	$—	$218,763
Obligations of U.S. Treasury, U.S. government corporations and agencies	5,019,979	21,591	25,092	5,016,478
Mortgaged backed securities	385,384	—	7,282	378,102
Municipal obligations	600,000	—	—	600,000
Corporate bonds	4,505,868	14,890	16,149	4,504,609

	$10,729,994	$36,481	$48,523	$10,717,952

Shown below are the amortized cost and estimated fair value of securities with fixed maturities at December 31, 2006, by contract maturity date. Actual maturities may differ from contractual maturities because issuers of certain securities retain early call or prepayment rights.

	Amortized	Fair
	Cost	Value

Due in 2007	$3,278,698	$3,279,045
Due in 2008	2,630,695	2,627,677
Due in 2009	3,616,454	3,614,366
Due thereafter	985,384	978,101

	$10,511,231	$10,499,189

Investments are comprised of the following at December 31, 2005:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short term investments	$142,007	$—	$—	$142,007
Obligations of U.S. Treasury, U.S. government corporations and agencies	4,066,068	6,020	27,061	4,045,027
Mortgaged backed securities	938,308	—	6,514	931,794
Municipal obligations	400,000	—	—	400,000
Corporate bonds	4,796,502	808	84,692	4,712,618

	$10,342,885	$6,828	$118,267	$10,231,446

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

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

  Revenue Recognition

The Company recognizes revenue in accordance with accounting principles generally accepted in the United States of America, principally:

•	Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants (“AICPA”).

•	AICPA SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.

•	Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, issued by the United States Securities and Exchange Commission, as amended by SAB No. 104.

•	The Emerging Issues Task Force (“EITF”) Issue 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entities’ Hardware.

•	EITF Issue 03-5, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.

The Company’s revenue is generated from three sources:

•	the sale of information systems, which includes software, conversion and installation services, hardware, peripherals, forms and supplies.

•	the provision of system support services, which includes software application support, hardware maintenance, continuing education, application service provider (“ASP”) products, and internet service provider (“ISP”) products.

•	the provision of outsourcing services, which includes electronic billing, statement processing, payroll processing and business office outsourcing.

The Company enters into contractual obligations to sell hardware, perpetual software licenses, installation and training services, and maintenance services. Revenue from hardware sales is recognized upon shipment, when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable,

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

and collection is probable. Revenue from the perpetual software licenses and installation and training services are recognized using the residual method. The residual method allocates an amount of the arrangement to the elements for which fair value can be determined and any remaining arrangement consideration (the “residual revenue”) is then allocated to the delivered elements. The fair value of maintenance services is determined based on vendor specific objective evidence (“VSOE”) of fair value and is deferred and recognized as revenue ratably over the maintenance term. VSOE of fair value of maintenance services is determined by reference to the price the Company’s customers are required to pay for the services when sold separately via renewals. The residual revenue is allocated to the perpetual license and installation and training services and is recognized over the term that the installation and training services are performed for the entire arrangement. The method of recognizing revenue for the perpetual license for the associated modules included in the arrangement and related installation and training services over the term the services are performed is on a module by module basis as the respective installation and training for each specific module is completed as this is representative of the pattern of provision of these services. The installation and training services are normally completed in three to four weeks.

Revenue derived from maintenance contracts primarily includes revenue from software application support, hardware maintenance, continuing education and related services. Maintenance contracts are typically sold for a separate fee with initial contract periods ranging from one to seven years, with renewal for additional periods thereafter. Maintenance revenue is recognized ratably over the term of the maintenance agreement.

The Company accounts for ASP contracts in accordance with the EITF 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware. EITF 00-3 states that the software element of ASP services is covered by SOP 97-2 only “if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party related to the vendor to host the software.” Each ASP contract includes a system purchase and buyout clause, and this clause specifies the total amount of the system buyout. In addition, a clause is included which states that should the system be bought out by the customer, the customer would be required to enter into a general support agreement (for post-contract support services) for the remainder of the original ASP term. Accordingly, the Company has concluded that ASP customers do not have the right to take possession of the system without significant penalty (i.e. the purchase price of the system), and thus ASP revenue of CPSI does not fall within the scope of SOP 97-2. In accordance with SAB No. 104, revenue is recognized when the services are performed.

Revenue for ISP and outsourcing services are recognized in the period in which the services are performed.

Stock Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment (SFAS No. 123R). SFAS No. 123R establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date based on the fair value of the award, and is recognized as an expense on a straight-line basis over the employee’s requisite service period.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs totaled approximately $1,385,000, $1,177,000 and $1,362,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Research and development expense is included in cost of support and maintenance in the accompanying statements of income.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Advertising

Advertising costs are expensed as incurred. Advertising expense was approximately $5,000, $50,000 and $80,000, for the years ended December 31, 2006, 2005 and 2004, respectively, and is recorded in general and administrative expenses in the accompanying statements of income.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and included in general and administrative expenses. Shipping and handling costs totaled approximately $974,000, $954,000 and $890,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. FIN 48 is effective for the Company beginning January 1, 2007. The Company is evaluating its tax positions and does not anticipate that the interpretation will have a significant impact on the Company’s results of operations or financial position.

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

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

SAB 108 is effective for fiscal years ending after November 15, 2006, and was adopted by the Company on December 31, 2006. The adoption of SAB 108 had no effect on the Company’s financial statements.

In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on Issue 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is Gross versus Net Presentation). The scope of EITF 06-3, includes any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include but is not limited to, sales, use, value added, and some excise taxes. The Task Force reached a consensus that the presentation of taxes within the scope of EITF 06-3 on either a gross basis or a net basis is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22, Disclosure of Accounting Policies. In addition, for any such taxes that are reported on a gross basis, an entity should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company intends to adopt EITF 06-3 effective January 1, 2007, and does not believe the adoption will have a significant effect on its financial statements as it does not intend to change its existing accounting policy which is to present taxes within the scope of EITF 06-3 on a net basis.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial condition, results of operations or liquidity.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”). This standard permits entities to choose to value certain financial instruments at fair value. Entities shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently in the process of assessing the impact that the adoption of SFAS 159 will have on its financial condition and results of operations.

4.	DETAILS OF BALANCE SHEET AMOUNTS

Other accrued liabilities are comprised of the following at December 31, 2006 and 2005:

	2006	2005

Salaries and benefits	$2,275,743	$1,920,861
Commissions	389,597	306,704
Self-insurance reserves	440,100	380,600
Other	52,145	77,066

	$3,157,585	$2,685,231

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

5.	NET INCOME PER SHARE

The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. The difference between basic and diluted EPS is attributable to stock options and restricted stock grants. The Company uses the treasury stock method to calculate the impact of outstanding stock options and unvested restricted stock grants. For the years ended December 31, 2006, 2005, and 2004 these dilutive shares were 79,837, 86,787, and 45,706 respectively.

6.	INCOME TAXES

The Company provides for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Deferred tax assets and liabilities are comprised of the following at December 31, 2006 and 2005:

	2006	2005

Deferred tax assets:
Accounts receivable	$317,352	$274,520
Accrued vacation	800,782	731,392
Stock compensation	516,811	—
Other comprehensive income	4,707	43,460
Accrued liabilities	283,438	151,265

Total deferred tax assets	$1,923,090	$1,200,637

Deferred tax liabilities:
Deferred compensation	$8,294	$28,199
Depreciation	1,016,900	670,121

Total deferred tax liabilities	$1,025,194	$698,320

Significant components of the income tax provision for the year ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004

Current provision:
Federal	$8,555,098	$7,551,987	$3,560,880
State	1,862,165	1,609,934	783,683
Deferred provision:
Federal	(389,785)	198,615	262,036
State	(44,547)	20,791	32,874

Total income tax provision	$9,982,931	$9,381,327	$4,639,473

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The difference between income taxes at the U.S. federal statutory income tax rate of 35% and those reported in the statement of income for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004

Income taxes at U.S. Federal statutory rate	$9,029,117	$8,382,675	$4,096,158
State income tax, net of federal tax effect	1,160,461	1,067,247	646,722
Impact of graduated tax rates	—	—	(100,000)
Other	(206,647)	(68,595)	(3,407)

	$9,982,931	$9,381,327	$4,639,473

7.	STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment (SFAS No. 123R). SFAS No. 123R establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company previously applied Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and provided pro forma disclosures of SFAS No. 123, Accounting for Stock Based Compensation. The Company elected to adopt the modified prospective application method as provided by SFAS No. 123R, and, accordingly, prior periods are not restated for the effects of the adoption of SFAS No. 123R. The Company recorded compensation costs as the requisite service rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and any awards issued, modified, repurchased, or cancelled after the effective date of SFAS 123R.

The following table shows total stock-based compensation expense for the year ended December 31, 2006, included in the Statement of Income:

December 31,
2006

Costs of sales	$587,560
Operating expenses	788,617

Pre-tax stock-based compensation expense	1,376,177
Less: income tax effect	538,086

Net stock-based compensation expense	$838,091

Basic and diluted per share impact	$0.08

Prior to adopting SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of adopting SFAS 123R, $210,167 of excess tax benefits for the year ended December 31, 2006 have been classified as a financing cash inflow.

2002 Stock Option Plan

Under the 2002 Stock Option Plan, the Company has authorized the issuance of equity-based awards for up to 865,333 shares of common stock to provide additional incentive to employees and officers. Pursuant to the plan, the Company can grant either incentive or non-qualified stock options. Options to purchase common

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Under the methodology of SFAS No. 123, the fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes option pricing model. The multiple option approach was used, with assumptions for expected option life of 5 years and 44% expected volatility for the market price of the Company’s stock in 2002. An estimated dividend yield of 3% was used. The risk-free rate of return was determined to be 2.79% in 2002. No options have been granted in 2006 and no options were granted in 2005 or 2004.

As required under SFAS 123R, the reported net income and earnings per share for the years ended December 31, 2005 and 2004 have been presented to reflect the impact had the Company been required to include the amortization of the Black-Scholes option value as an expense. The pro forma amounts are as follows:

	December 31,	December 31,
	2005	2004

Net income as reported	$14,569,173	$7,063,835
Add: Stock-based compensation expense, net of tax, included in reported net income	31,900	31,900
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(257,308)	(310,861)

Pro forma net income	$14,343,765	$6,784,874

Basic income per share as reported	$1.38	$0.67

Diluted income per share as reported	$1.36	$0.64

Pro forma basic income per share	$1.37	$0.67

Pro forma diluted income per share	$1.35	$0.64

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

A summary of stock option activity under the plan is as follows:

	2006		2005		2004
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	251,519	$16.50	399,948	$16.50	424,759	$16.50
Granted	—	—	—	—	—	—
Exercised	(20,471)	16.50	(135,052)	16.50	—	—
Forfeited	(8,451)	16.50	(13,377)	16.50	(24,811)	16.50

Outstanding at end of year	222,597	$16.50	251,519	$16.50	399,948	$16.50

Exercisable at end of year	35,516	$16.50	51,666	$16.50	—	$16.50

Shares available for future grants under the plan as end of year		485,364		476,913		763,536

Weighted-average grant date fair value		$—		$—		$—

Weighted-average remaining contractual life		2.5		3.5		4.5

Aggregate intrinsic value outstanding options		$3,893,222

Aggregate intrinsic value exercisable options		$621,175

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading date of the fourth quarter of 2006 and the exercise price, multiplied by the number of options). The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The aggregate intrinsic value of options exercised during the year ended December 31, 2006 and December 31, 2005 was $533,285 and $2,678,576 respectively.

As of December 31, 2006, there was $140,245 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the existing stock option plan. This cost is expected to be recognized over a weighted-average period of two quarters.

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

On May 17, 2006, the Compensation Committee of the Board of Directors approved the grant of 17,810 shares of restricted stock, effective May 17, 2006, to Michael Jones, the newly named Chief Operating Officer of the Company. The grant date fair value was $42.11 per share. The restricted stock vests in five equal annual installments commencing January 30, 2007, and each January 30 thereafter.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

		Weighted-Average
		Grant-Date
	Shares	Fair Value

Nonvested stock outstanding at beginning of year	—	$—
Granted	134,308	42.81
Vested	—	—
Forfeited	23,299	42.91

Nonvested stock outstanding at end of period	111,009	$42.79

As of December 31, 2006, there was $3,880,109 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Restricted Stock Plan. This cost is expected to be recognized over a weighted-average period of 4.1 years.

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

Cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities are reflected in the accompanying financial statements at cost, which approximates fair value because of the short-term maturity of these instruments. Investments are reflected in the accompanying financial statements at current market value. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, at December 31, 2006 and 2005, the fair values of the financing receivables approximate book value.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

10.	FINANCING RECEIVABLES

The Company leases its information and patient care systems to certain healthcare providers under sales-type leases expiring in various years through 2013. These receivables typically have terms from 2 to 5 years, bear interest at various rates, and are usually collateralized by a security interest in the underlying assets. Since the Company has a history of successfully collecting all amounts due under the original payment terms of these extended payment arrangements without making any concessions to its customers, the Company satisfies the requirement of SOP 97-2 for revenue recognition. The Company’s history with these types of extended payment term arrangements supports management’s assertion that revenues are fixed and determinable and probable of collection.

The components of these lease receivables were as follows on December 31:

	2006	2005

Total minimum lease payments receivable	$3,605,515	$2,176,456
Less unearned income	(516,785)	(265,036)

Lease receivables	3,088,730	1,911,420
Less current portion	(691,966)	(306,194)

Amounts due after one year	$2,396,764	$1,605,226

Future minimum lease payments to be received at December 31, 2006 are as follows:

2007	$907,913
2008	831,970
2009	695,535
2010	601,586
2011	233,409
Thereafter	335,102

Total minimum lease payments to be received	3,605,515
Less unearned income	(516,785)

Net leases receivable	$3,088,730

The Company has also sold information and patient care systems to certain healthcare providers under extended payment terms. These receivables, included in current portion of financing receivables, typically have terms from 3 to 12 months. Total amounts receivable under these arrangements at December 31, 2006 and 2005 were $1,485,464 and $862,278, respectively.

11.	BENEFIT PLANS

In January 1994, the Company adopted the Computer Programs & System, Inc. 401(k) Retirement Plan that covers all eligible employees of the Company who have completed one year of service. The plan allows eligible employees to contribute up to 15% of their pre-tax earnings up to the statutory limit prescribed by the Internal Revenue Service. The Company matches the first $1,000 contribution per participant plus a discretionary amount determined by the Company. The Company contributed approximately $1,154,000, $1,000,000 and $1,059,000 to the plan for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company provides certain health and medical benefits to eligible employees, their spouses and dependents pursuant to a benefit plan funded by the Company. Each participating employee contributes to the Company’s costs associated with such benefit plan. The Company’s obligation to fund this benefit plan and pay for these benefits is limited through the Company’s purchase of an insurance policy from a third-party

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

insurer. The amount established as a reserve is intended to recognize the Company’s estimated obligations with respect to its payment of claims and claims incurred but not yet reported under the benefit plan. Management believes that the recorded liability for medical self-insurance at December 31, 2006 and 2005 is adequate to cover the losses and claims incurred, but this liability is based on estimates and the amount ultimately paid may be more or less than such estimates.

12.	OPERATING LEASES

The Company leases certain real property, all of which is owned by entities that are owned by one or more stockholders of the Company. The lease agreements have terms of ten years and expire on or before December 2016. For the second five years of the leases, the rental may be adjusted with consent of the landlord and the Company. If mutual consent cannot be obtained, the rental for the second five years will remain the same as the first five years. For the years ended December 31, 2006, 2005 and 2004, total rent expense paid to related parties was approximately $1,694,000, $1,492,000 and $1,385,000, respectively.

The future minimum lease payments payable under operating leases subsequent to December 31, 2006 are as follows:

2007	$1,709,076
2008	1,771,476
2009	1,709,076
2010	1,709,076
2011	1,709,076
Thereafter	1,497,846

$10,105,626

13.	CONTINGENCIES

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. Management does not expect this to have a material adverse effect on the Company’s financial statements.

14.	COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, requires the disclosure of certain revenue, expenses, gains and losses that are excluded from net income in accordance with accounting principles generally accepted in the United States of America. Total comprehensive income for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004

Net income as reported	$15,814,545	$14,569,173	$7,063,835
Other comprehensive income:
Unrealized gain (loss) on investments, net of taxes	60,646	(67,979)	—

Total comprehensive income	$15,875,191	$14,501,194	$7,063,835

15.	SUBSEQUENT EVENTS

On February 1, 2006, the Company announced a dividend for the first quarter of 2007 in the amount of $0.36 per share.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

16.	QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a summary of our results of operations for our eight most recent quarters ended December 31, 2006. The information for each of these quarters is unaudited and has been prepared on a basis consistent with the audited financial statements. This information includes all adjustments, consisting only of normal recurring adjustments, we consider necessary for fair presentation of this information when read in conjunction with the audited financial statements and related notes. Our operating results have varied on a quarterly basis and may fluctuate significantly in the future.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands except for share and per share data)

Year Ended December 31, 2006
Sales revenues	$29,537	$28,985	$27,270	$30,182
Gross profit	13,651	12,964	11,342	13,748
Operating income	6,460	6,421	4,956	6,829
Net income	4,093	4,085	3,424	4,213
Net income per share
Basic	0.38	0.38	0.32	0.40
Diluted	0.38	0.38	0.32	0.39
Weighted average shares outstanding
Basic	10,628,591	10,637,288	10,641,509	10,644,570
Diluted	10,715,209	10,718,971	10,713,520	10,713,667
Year Ended December 31, 2005
Sales revenues	$26,397	$26,970	$27,000	$28,459
Gross profit	11,915	11,705	11,457	13,042
Operating income	5,213	5,567	5,707	6,805
Net income	3,234	3,409	3,565	4,361
Net income per share
Basic	0.31	0.32	0.34	0.41
Diluted	0.31	0.32	0.33	0.41
Weighted average shares outstanding
Basic	10,489,849	10,527,568	10,603,781	10,615,296
Diluted	10,574,145	10,613,001	10,695,570	10,703,645

SCHEDULE II
COMPUTER PROGRAMS AND SYSTEMS, INC.
VALUATION AND QUALIFYING ACCOUNTS

		Balance at	(1) Additions
		Beginning of	Charged to Cost	(2)	Balance at End
Description		Period	and Expenses	Deductions	of Period

Allowance for doubtful accounts deducted from accounts receivable in the balance sheet	2004	$904,000	$1,342,000	$610,000	$1,636,000
	2005	1,636,000	704,000	1,636,000	704,000
	2006	704,000	(52,000)	(162,000)	814,000

(1)	Adjustments to allowance for change in estimates.

(2)	Uncollectible accounts written off, net of recoveries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

There have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

This report is included in Item 8 on page 34 and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

This report is included in Item 8 on page 36 and is incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Code of Business Conduct and Ethics applicable to all of our directors, officers (including our Chief Executive Officer and senior financial officers) and employees. We have also adopted a separate code of ethics with additional guidelines and responsibilities applicable to our Chief Executive Officer and senior financial officers, known as the Code of Ethics for CEO and Senior Financial Officers. Copies of the Code of Business Conduct and Ethics and the Code of Ethics for CEO and Senior Financial Officers are available on CPSI’s website at www.cpsinet.com in the “Investors” section under “Corporate Governance.”

Other information required by this Item regarding Executive Officers is included in Part I of this Form 10-K under the caption “Executive Officers” in accordance with Instruction 3 of the Instructions to Paragraph (b) of Item 401 of Regulation S-K.

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Certain of the information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the securities that have been authorized for issuance as of December 31, 2006 under our 2002 Stock Option Plan and 2005 Restricted Stock Plan. Both of these plans have been approved by CPSI’s stockholders. The plans are described in Note 7 of the Notes to the Financial Statements.

Equity Compensation Plan Information
Number of Securities
	Number of Securities		Remaining Available for
	to be issued	Weighted-Average	Future issuance Under
	Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by stockholders	222,597	$16.50	674,355	(1)
Equity compensation plans not approved by stockholders	-0-	N/A	-0-

Total	222,597		674,355	(1)

(1)	Represents 485,364 shares of common stock underlying stock options that are issuable pursuant to our 2002 Stock Option Plan and 188,991 shares of common stock issuable pursuant to our 2005 Restricted Stock Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) and (c) — Financial Statements and Financial Statement Schedules.

Financial Statements: The Financial Statements and related Financial Statements Schedule of CPSI are included herein in Part II, Item 8.

(a)(3) and (b) — Exhibits.

The exhibits listed on the Exhibit Index at page 60 of this Form 10-K are filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 16th day of March, 2007.

COMPUTER PROGRAMS AND SYSTEMS, INC.

By:	/s/ J. Boyd Douglas
J. Boyd Douglas
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David A. Dye David A. Dye	Chairman of the Board and Director	March 16, 2007

/s/ J. Boyd Douglas J. Boyd Douglas	President and Chief Executive Officer and Director (principal executive officer)	March 16, 2007

/s/ M. Stephen Walker M. Stephen Walker	Vice President — Finance and Chief Financial Officer (principal financial officer)	March 16, 2007

/s/ Darrell G. West Darrell G. West	Controller (principal accounting officer)	March 16, 2007

/s/ M. Kenny Muscat M. Kenny Muscat	Director	March 16, 2007

/s/ John Morrissey John Morrissey	Director	March 16, 2007

/s/ Ernest F. Ladd, III Ernest F. Ladd, III	Director	March 16, 2007

/s/ W. Austin Mulherin, III W. Austin Mulherin, III	Director	March 16, 2007

/s/ William R. Seifert, II William R. Seifert, II	Director	March 16, 2007

/s/ Hal L. Daugherty Hal L. Daugherty	Director	March 16, 2007

/s/ John C. Johnson John C. Johnson	Director	March 16, 2007

/s/ Charles P. Huffman Charles P. Huffman	Director	March 16, 2007

Exhibit Index

Exhibit
Number		Description

3.1		Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)
3.2		Bylaws (filed as Exhibit 3.6 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)
10	.1*	2002 Stock Option Plan (filed as Exhibit 10.3 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)
10	.2*	First Amendment to 2002 Stock Option Plan (filed as Exhibit 10.2 to CPSI’s Current Report on Form 8-K dated May, 12, 2005, and incorporated herein by reference)
10	.3*	Form of Non-Qualified Stock Option Agreement for executive officers (filed as Exhibit 10.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)
10	.4*	Amendment and Restatement of 2005 Restricted Stock Plan (filed as Exhibit 10.6 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2005 and incorporated herein by reference)
10	.5*	Form of Restricted Stock Award Agreement under the 2005 Restricted Stock Plan (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated January 30, 2006, and incorporated herein by reference)
10.6		Form of Indemnity Agreement entered into by CPSI and each of its non-employee directors (filed as Exhibit 10.1 to CPSI’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 and incorporated herein by reference)
10.7		Real Property Lease, dated April 1, 2002, between CPSI and C.P. Investments, Inc. (filed as Exhibit 10.1 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)
10.8		Real Property Lease dated April 1, 2002, between CPSI and DJK, LLC (filed as Exhibit 10.2 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference) (This lease was assumed by C. P. Investments, Inc. in 2005)
10.9		Real Property Lease, dated October 1, 2002, between CPSI and C.P. Investments, Inc. (filed as Exhibit 10.10 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2002 and incorporated herein by reference)
10.10		Real Property Lease, dated November 1, 2002, between CPSI and C.P. Investments, Inc. (filed as Exhibit 10.11 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2002 and incorporated herein by reference)
10.11		Real Property Lease, dated June 16, 2002, between CPSI and C.P. Investments, Inc. (filed as Exhibit 10.12 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2003 and incorporated herein by reference)
10.12		Real Property Lease, dated March 15, 2005, between CPSI and C.P. Investments, Inc. (filed as Exhibit 10.12 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2005 and incorporated herein by reference)
10.13		Real Property Lease, dated November 15, 2005, between CPSI and C.P. Investments, Inc. (filed as Exhibit 10.13 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2005 and incorporated herein by reference)
10.14		Real Property Lease, dated December 15, 2005, between CPSI and C.P. Investments, Inc. (filed as Exhibit 10.14 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2005 and incorporated herein by reference)
10	.15*	Summary of Compensation Arrangements with Named Executive Officers and Directors
23.1		Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Compensation plan or arrangement