Form 10-Q
period 2007-03-31
COMPUTER PROGRAMS & SYSTEMS INC
filed 2007-05-02
CIK 1169445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2007, there were 10,757,692 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Form 10-Q

(For the period ended March 31, 2007)

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,844,666	$8,760,122
Investments	10,876,393	10,717,952
Accounts receivable, net of allowance for doubtful accounts of $796,000 and $814,000, respectively	13,233,360	14,095,791
Financing receivables, current portion	1,885,099	2,177,430
Inventories	1,434,583	1,668,119
Deferred tax assets	1,345,904	1,406,279
Prepaid income taxes	540,231	107,426
Prepaid expenses	164,880	319,533

Total current assets	37,325,116	39,252,652
Property and equipment
Land	936,026	936,026
Maintenance equipment	4,553,801	4,446,419
Computer equipment	6,680,662	6,440,844
Office furniture and equipment	1,941,750	1,940,853
Automobiles	132,926	132,926

	14,245,165	13,897,068
Less accumulated depreciation	(8,160,275)	(7,641,868)

Net property and equipment	6,084,890	6,255,200
Financing receivables	2,434,994	2,396,764

Total assets	$45,845,000	$47,904,616

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$697,503	$1,204,279
Deferred revenue	2,737,960	2,274,592
Accrued vacation	2,133,888	2,053,288
Other accrued liabilities	1,798,458	3,157,585

Total current liabilities	7,367,809	8,689,744

Deferred tax liabilities	703,869	508,382

Stockholders’ equity:
Common stock, par value $0.001 per share; 30,000,000 shares authorized; 10,757,141 and 10,756,381 shares issued and outstanding	10,757	10,756
Additional paid-in capital	22,789,023	22,427,967
Accumulated other comprehensive income (loss)	11,221	(7,333)
Retained earnings	14,962,321	16,275,100

Total stockholders’ equity	37,773,322	38,706,490

Total liabilities and stockholders’ equity	$45,845,000	$47,904,616

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three months ended March 31,
	2007	2006
Sales revenues:
System sales	$8,316,607	$14,519,049
Support and maintenance	12,540,342	11,170,310
Outsourcing	5,089,479	3,847,953

Total sales revenues	25,946,428	29,537,312

Costs of sales:
System sales	7,179,807	8,755,432
Support and maintenance	5,056,499	4,907,559
Outsourcing	3,057,297	2,223,377

Total costs of sales	15,293,603	15,886,368

Gross profit	10,652,825	13,650,944

Operating expenses:
Sales and marketing	2,076,064	2,208,796
General and administrative	4,892,053	4,982,009

Total operating expenses	6,968,117	7,190,805

Operating income	3,684,708	6,460,139

Other income (expense):
Interest income	276,636	256,710

Total other income	276,636	256,710

Income before taxes	3,961,344	6,716,849

Income taxes	1,401,826	2,623,647

Net income	$2,559,518	$4,093,202

Net income per share—basic	$0.24	$0.39

Net income per share—diluted	$0.24	$0.38

Weighted average shares outstanding
Basic	10,664,009	10,628,591
Diluted	10,718,458	10,715,209

Dividends declared per share	$0.36	$0.36

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholder’s Equity
Balance at December 31, 2006	10,756,381	$10,756	$22,427,967	$(7,333)	$16,275,100	$38,706,490

Net Income					2,559,518	2,559,518
Issuance of common stock	760	1	12,539			12,540
Unrealized gain (loss) on available for sales investments, net of tax of $6,622				18,554		18,554
Share-based compensation			345,567			345,567
Dividends					(3,872,297)	(3,872,297)
Income tax benefit from stock option exercise			2,950			2,950

Balance at March 31, 2007	10,757,141	$10,757	$22,789,023	$11,221	$14,962,321	$37,773,322

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended March 31,
	2007	2006
Operating Activities
Net income	$2,559,518	$4,093,202
Adjustments to net income:
Provision for bad debt	35,504	(69,938)
Deferred taxes	243,930	(235,517)
Share-based compensation	345,567	274,966
Excess tax benefit from share-based compensation	(2,950)	(129,173)
Depreciation	518,407	503,958
Changes in operating assets and liabilities:
Accounts receivable	826,927	(390,047)
Financing receivables	254,101	(200,915)
Inventories	233,536	40,889
Prepaid expenses	154,653	139,539
Accounts payable	(506,776)	(626,983)
Deferred revenue	463,368	(383,054)
Other liabilities	(1,278,527)	(828,256)
Income taxes payable	(429,855)	1,103,318

Net cash provided by operating activities	3,417,403	3,291,989
Investing Activities
Purchases of property and equipment	(348,097)	(386,416)
Purchases of investments	(127,955)	(95,789)

Net cash used in investing activities	(476,052)	(482,205)
Financing Activities
Proceeds from exercise of stock options	12,540	180,131
Income tax benefit from stock option exercises	2,950	129,173
Dividends paid	(3,872,297)	(3,867,959)

Net cash used in financing activities	(3,856,807)	(3,558,655)

Decrease in cash and cash equivalents	(915,456)	(748,871)

Cash and cash equivalents at beginning of period	8,760,122	11,669,690

Cash and cash equivalents at end of period	$7,844,666	$10,920,819

Cash paid for income taxes, net of refund	$1,587,750	$1,755,846

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

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

Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2006 and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

2.	REVENUE RECOGNITION

The Company recognizes revenue in accordance with accounting principles generally accepted in the United States of America, principally:

•	Statement of Position (“SOP”) No. 97–2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants (“AICPA”).

•	AICPA SOP No. 98–9, Modification of SOP 97–2, Software Revenue Recognition, With Respect to Certain Transactions.

•	Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, issued by the United States Securities and Exchange Commission, as amended by SAB No. 104.

•	The Emerging Issues Task Force (“EITF”) Issue 00–3, Application of AICPA Statement of Position 97–2 to Arrangements That Include the Right to Use Software Stored on Another Entities’ Hardware.

•	EITF Issue 03–5, Applicability of AICPA Statement of Position 97–2 to Non–Software Deliverables in an Arrangement Containing More–Than–Incidental Software.

The Company’s revenue is generated from three sources:

•	the sale of information systems, which includes software, conversion and installation services, hardware, peripherals, forms and supplies.

•

the provision of system support services, which includes software application support, hardware maintenance, continuing education, application service provider (“ASP”) products, and internet service provider (“ISP”) products.

•	the provision of outsourcing services, which includes electronic billing, statement processing, payroll processing and business office outsourcing.

The Company enters into contractual obligations to sell hardware, perpetual software licenses, installation and training services, and maintenance services. Revenue from hardware sales is recognized upon shipment, when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. Revenue from the perpetual software licenses and installation and training services are recognized using the residual method. The residual method allocates an amount of the arrangement to the elements for which fair value can be determined and any remaining arrangement consideration (the “residual revenue”) is then allocated to the delivered elements. The fair value of maintenance services is determined based on vendor specific objective evidence (“VSOE”) of fair value and is deferred and recognized as revenue ratably over the maintenance term. VSOE of fair value of maintenance services is determined by reference to the price the Company’s customers are required to pay for the services when sold separately via renewals. The residual revenue is allocated to the perpetual license and installation and training services and is recognized over the term that the installation and training services are performed for the entire arrangement. The method of recognizing revenue for the perpetual license for the associated modules included in the arrangement and related installation and training services over the term the services are performed is on a module by module basis as the respective installation and training for each specific module is completed as this is representative of the pattern of provision of these services. The installation and training services are normally completed in three to four weeks.

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

The Company accounts for ASP contracts in accordance with the EITF 00–3, Application of AICPA Statement of Position 97–2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware. EITF 00–3 states that the software element of ASP services is covered by SOP 97–2 only “if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party related to the vendor to host the software.” Each ASP contract includes a system purchase and buyout clause, and this clause specifies the total amount of the system buyout.

In addition, a clause is included which states that should the system be bought out by the customer, the customer would be required to enter into a general support agreement (for post–contract support services) for the remainder of the original ASP term. Accordingly, the Company has concluded that ASP customers do not have the right to take possession of the system without significant penalty (i.e. the purchase price of the system), and thus ASP revenue of CPSI does not fall within the scope of SOP 97–2. In accordance with SAB No. 104, revenue is recognized when the services are performed.

Revenue for ISP and outsourcing services are recognized in the period in which the services are performed.

3.	DETAILS ON BALANCE SHEET AMOUNTS

Other accrued liabilities are comprised of the following:

	March 31, 2007	December 31, 2006
Accrued salaries and benefits	$1,069,317	$2,275,743
Accrued commissions	185,812	389,597
Accrued self-insurance reserves	440,100	440,100
Other	103,229	52,145

	$1,798,458	$3,157,585

4.	INVESTMENTS

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

Investments are comprised of the following at March 31, 2007:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short term investments	$263,491	$—	$—	$263,491
Obligations of U.S. Treasury, U.S. government corporation and agencies	5,315,973	20,993	16,533	5,320,433
Mortgaged backed securities	373,378	—	6,166	367,212
Municipal obligations	600,000	—	—	600,000
Corporate bonds	4,310,955	25,340	11,038	4,325,257

	$10,863,797	$46,333	$33,737	$10,876,393

Shown below are the amortized cost and estimated fair value of securities with fixed maturities at March 31, 2007, by contract maturity date. Actual maturities may differ from contractual maturities because issuers of certain securities retain early call or prepayment rights.

	Amortized Cost	Fair Value
Due in 2007	$2,884,343	$2,882,557
Due in 2008	3,114,437	3,121,700
Due in 2009	3,614,137	3,627,422
Due thereafter	987,389	981,223

	$10,600,306	$10,612,902

Investments are comprised of the following at December 31, 2006:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short term investments	$218,763	$—	$—	$218,763
Obligations of U.S. Treasury, U.S. government corporation and agencies	5,019,979	21,591	25,092	5,016,478
Mortgaged backed securities	385,384	—	7,282	378,102
Municipal obligations	600,000	—	—	600,000
Corporate bonds	4,505,868	14,890	16,149	4,504,609

	$10,729,994	$36,481	$48,523	$10,717,952

5.	NET INCOME PER SHARE

The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. The Company uses the treasury stock method to calculate the impact of outstanding stock options and unvested restricted stock grants. Potentially dilutive shares are derived from outstanding stock options and unvested restricted stock grants that have an exercise price less than the weighted average market price of our common stock. Any options or restricted stock grants with an exercise price greater than the weighted average market price of our common stock are considered antidilutive and are excluded from the computation of diluted earnings per share. The difference between basic and diluted EPS is attributable to stock options. For the three month periods ended March 31, 2007 and 2006, these dilutive shares were 54,449 and 86,618 respectively. The number of unvested restricted stock grants considered antidilutive and thus excluded from the year to date dilutive earnings per share computation at March 31, 2007 were 111,009.

6.	INCOME TAXES

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. Deferred tax assets and liabilities are comprised of the following:

	March 31, 2007	December 31, 2006
Deferred tax assets:
Accounts receivable	$310,476	$317,352
Accrued vacation	832,216	800,782
Stock compensation	371,430	516,811
Other comprehensive income	(7,223)	4,707
Other accrued liabilities	210,435	283,438

Total deferred tax assets	$1,717,334	$1,923,090

Deferred tax liabilities:
Deferred compensation	$3,317	$8,294
Depreciation	1,071,982	1,016,900

Total deferred tax liabilities	$1,075,299	$1,025,194

Significant components of the Company’s income tax provision for the three months ended March 31 are as follows:

	2007	2006
Current provision:
Federal	$904,723	$2,355,245
State	253,173	503,919
Deferred provision:
Federal	218,911	(211,362)
State	25,019	(24,155)

Total income tax provision	$1,401,826	$2,623,647

The difference between income taxes at the U. S. federal statutory income tax rate of 35% and those reported in the condensed statements of income for the three months ended March 31 are as follows:

	2007	2006
Income taxes at U. S. Federal statutory rate	$1,386,470	$2,351,011
State income tax, net of federal tax effect	182,970	303,392
Other	(167,614)	(30,756)

Total income tax provision	$1,401,826	$2,623,647

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. The application of income tax law is inherently complex. Laws and regulation in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the balance sheets and statements of income.

At the adoption date of January 1, 2007, we had no unrecognized tax benefits which would affect our effective tax rate if recognized. At March 31, 2007, we have no unrecognized tax benefits.

The Company classifies interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of March 31, 2007, we have no accrued interest or penalties related to uncertain tax positions. The tax year 2006 federal return remains open to examination and the tax years 2003-2006 remain open to examination by other taxing jurisdictions to which we are subject.

7.	STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”). SFAS No. 123R establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and provided pro forma disclosures of SFAS No. 123, Accounting for Stock Based Compensation. The Company elected to adopt the modified prospective application method as provided by SFAS No. 123R, and, accordingly, prior periods are not restated for the effects of SFAS No. 123R. The Company recorded compensation costs as the requisite service rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and any awards issued, modified, repurchased, or cancelled after the effective date of SFAS 123R.

The following table shows total stock-based compensation expense for the three months ended March 31, 2007 and 2006, included in the Condensed Statements of Income:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Costs of sales	$152,731	$129,351
Operating expenses	192,836	145,615

Pre-tax stock-based compensation expense	345,567	274,966
Less: income tax effect	136,845	102,261

Net stock-based compensation expense	$208,722	$172,705

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

Under the methodology of SFAS No. 123, the fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes option pricing model. The multiple option approach was used, with assumptions for expected option life of 5 years and 44% expected volatility for the market price of the Company’s stock in 2002. An estimated dividend yield of 3% was used. The risk-free rate of return was determined to be 2.79% in 2002. No options have been granted in 2007 and no options were granted in 2006 or 2005.

A summary of stock option activity under the plan during the three month periods ended March 31, 2007 and 2006 is as follows:

	March 31, 2007		March 31, 2006
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	222,597	$16.50	251,519	$16.50
Granted	—	—	—	—
Exercised	(760)	16.50	(10,917)	16.50
Forfeited	(7,868)	16.50	(1,961)	16.50

Outstanding at end of period	213,969	$16.50	238,641	$16.50

Exercisable at end of period	30,986	$16.50	40,749	$16.50

Shares available for future grants under the plan as end of period		493,232		478,874

Weighted-average grant date fair value		$—		$—

Weighted-average remaining contractual life		2.25		3.25

Aggregate intrinsic value outstanding options		$2,208,160

Aggregate intrinsic value exercisable options		$319,776

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading date of the first quarter of 2007 and the exercise price, multiplied by the number of options.)

The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The aggregate intrinsic value of options exercised during the quarters ended March 31, 2007 and March 31, 2006 was $7,846 and $314,086 respectively.

As of March 31, 2007, there was $50,080 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the existing stock option plan. This cost is expected to be recognized during the second quarter of 2007.

2005 Restricted Stock Plan

On January 27, 2006, the Compensation Committee of the Board of Directors approved the grant of 116,498 shares of restricted stock, effective January 30, 2006, to certain executive officers of the Company under the 2005 Restricted Stock Plan. The grant date fair value was $42.91 per share. The restricted stock vests in five equal annual installments commencing on the first anniversary of the date of grant. On May 17, 2006, the Compensation Committee of the Board of Directors approved the grant of 17,810 shares of restricted stock to Michael Jones, the newly named Chief Operating Officer of the Company. The grant date fair value was $42.11 per share. The restricted stock vests in five equal annual installments commencing January 30, 2007, and each January 30 thereafter.

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock outstanding at beginning of year	111,009	$42.79
Granted	—	—
Vested	(22,202)	42.81
Forfeited	—	—

Nonvested stock outstanding at end of period	88,807	$42.79

As of March 31, 2007, there was $3,637,467 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Restricted Stock Plan. This cost is expected to be recognized over a weighted-average period of 3.8 years.

Deferred Compensation

On May 17, 2002, Kenny Muscat, one of the Company’s directors and a principal stockholder, sold 66,667 shares of common stock to J. Boyd Douglas, Jr., one of the Company’s directors and its Chief Executive Officer (CEO), for a price of $13.20 per share. The share price was determined by an independent valuation of the fair market value of the shares. A promissory note was delivered for the entire purchase price. The promissory note bears interest at the applicable rate for federal income tax purposes, and the entire principal balance is due five years after the date of the stock sale. As a part of the same transaction, Mr. Muscat also transferred to Mr. Douglas 19,333 shares of common stock for $1.00. These shares are subject to a mandatory transfer obligation under which Mr. Douglas will be required to transfer the shares back to Mr. Muscat in the event Mr. Douglas’ employment with the Company terminates for certain reasons prior to the fifth anniversary of the transaction date. The mandatory transfer obligation lapses as to 20% of the shares on each anniversary of the transaction date over the five year restriction period.

As a result of this transaction, the Company recorded deferred compensation expense of $255,196, representing the excess of the fair market value of the 19,333 shares transferred by Mr. Muscat to Mr. Douglas. The Company is amortizing the deferred compensation expense over 20 quarters through the second quarter of 2007, recognizing pre-tax compensation expense of $12,760 per quarter.

8.	COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, requires the disclosure of certain revenue, expenses, gains and losses that are excluded from net income in accordance with accounting principles generally accepted in the United States of America. Total comprehensive income for the three months ended March 31, 2007 and 2006 are as follows:

	Three months ended March 31,
	2007	2006
Net income as reported	$2,559,518	$4,093,202
Other comprehensive income:
Unrealized gain (loss) on investments, net of taxes	18,554	(10,344)

Total comprehensive income	$2,578,072	$4,082,858

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Additional information concerning these and other factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.

Overview

We are a healthcare information technology company that designs, develops, markets, installs and supports computerized information technology systems to meet the unique demands of small and midsize hospitals. Our target market includes acute care community hospitals with 300 or fewer beds and small specialty hospitals. We are a single-source vendor providing comprehensive software and hardware products, complemented by data conversion, complete installation and extensive support. Our fully integrated, enterprise-wide system automates the management of clinical and financial data across the primary functional areas of a hospital. In addition, we provide services that enable our customers to outsource certain data-related business processes which we can perform more efficiently. We believe our products and services enhance hospital performance in the critical areas of clinical care, revenue cycle management, cost control and regulatory compliance. From our initial hospital installation in 1981, we have grown to serve more than 600 hospital customers across 46 states and the District of Columbia. In the three months ended March 31, 2007, we generated revenues of $25.9 million from the sale of our products and services.

Results of Operations

Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006

Revenues. Total revenues decreased by 12.2%, or $3.6 million, to $25.9 million for the three months ended March 31, 2007, from $29.5 million for the three months ended March 31, 2006.

System sales revenues decreased by 42.7%, or $6.2 million, to $8.3 million for the three months ended March 31, 2007, from $14.5 million for the three months ended March 31, 2006. This decrease was primarily due to a decrease in the sale of information systems to new customers.

Support and maintenance revenues increased by 12.3%, or $1.3 million, to $12.5 million for the three months ended March 31, 2007, from $11.2 million for the three months ended March 31, 2006. This increase was attributable to an increase in recurring revenues as a result of a larger customer base and increased sales of add-on business to existing customers.

Outsourcing revenues increased by 32.3%, or $1.3 million, to $5.1 million for the three months ended March 31, 2007, from $3.8 million for the three months ended March 31, 2006. We experienced an increase in outsourcing revenues as a result of continued growth in existing customer demand for electronic billing and business office outsourcing services. We were providing full business office outsourcing services to seventeen customers at March 31, 2007 compared to twelve customers at March 31, 2006.

Costs of Sales. Total costs of sales decreased by 3.7%, or $0.6 million, to $15.3 million for the three months ended March 31, 2007, from $15.9 million for the three months ended March 31, 2006. As a percentage of total revenues, costs of sales increased to 58.9% for the three months ended March 31, 2007 from 53.7% for the three months ended March 31, 2006.

Cost of system sales decreased by 18.0%, or $1.6 million, to $7.2 million for the three months ended March 31, 2007, from $8.8 million for the three months ended March 31, 2006. Cost of equipment decreased $1.3 million as a result of a decrease in equipment sales which resulted from a decrease in new system sales. Travel related expenses decreased $0.5 million. Payroll related expenses increased $0.2 million as a result of annual salary increases. The gross margin on system sales decreased to 13.7% for the three months ended March 31, 2007, from 39.7.% for the three months ended March 31, 2006. The decrease in the sale of systems to new customers coupled with a high percentage of fixed expenses included in cost of sales resulted in the decreased gross margin percentage.

Cost of support and maintenance increased by 3.0%, or $0.1 million, to $5.0 million for the three months ended March 31, 2007, from $4.9 million for the three months ended March 31, 2006. This increase was caused primarily by an increase of $0.2 million in payroll related expenses as a result of annual salary increases. The gross margin on support and maintenance revenues increased to 59.6% for the three months ended March 31, 2007, compared to 56.1% for the three months ended March 31, 2006. The increase in gross margin was primarily due to the addition of new customers and increased sales of add-on business to our existing customer base with a proportionately smaller increase in support personnel.

Our costs associated with outsourcing services increased by 37.5%, or $0.8 million, to $3.0 million for the three months ended March 31, 2007, from $2.2 million for the three months ended March 31, 2006. This increase was caused primarily by an increase of $0.6 million in payroll related expenses as a result of an increase in the number of employees needed to support our growing business office outsourcing operations and electronic billing operations. Postage expense also increased $0.2 million as a result of increased volume in our statement outsourcing business.

Sales and Marketing Expenses. Sales and marketing expenses decreased by 6.0%, or $0.1 million, to $2.1 million for the three months ended March 31, 2007, from $2.2 million for the three months ended March 31, 2006. Commissions decreased $0.2 million as a result of the decrease in system sales during the quarter. This was offset by an increase in payroll related expense of $0.1 million as a result of additional sales and marketing personnel added throughout 2006.

General and Administrative Expenses. General and administrative expenses decreased 1.8%, or $0.1 million, to $4.9 million for the three months ended March 31, 2007, from $5.0 million for the three months ended March 31, 2006. Bad debt expense decreased $0.1 million as a result of improved collections during the quarter.

As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses increased to 26.9% for the three months ended March 31, 2007, from 24.3% for three months ended March 31, 2006.

Net Income. Net income for the three months ended March 31, 2007 decreased by 37.5%, or $1.5 million, to $2.6 million, or $0.24 per diluted share, as compared with net income of $4.1 million, or $0.38 per diluted share, for the three months ended March 31, 2006. Net income represented 9.9% of revenue for the three months ended March 31, 2007, as compared to 13.9% of revenue for the three months ended March 31, 2006.

Liquidity and Capital Resources

At March 31, 2007, we had cash and cash equivalents of $7.8 million, compared with $10.9 million at March 31, 2006. Net cash provided by operating activities for the three months ended March 31, 2007 was $3.4 million, compared to $3.3 million for the three months ended March 31, 2006. The increase was primarily due to decreases in accounts receivable, financing receivables and an increase in deferred revenue, offset by a decrease in net income.

Net cash used in investing activities totaled $0.5 million for each of the three months ended March 31, 2007 and 2006. We used cash primarily for the purchase of property and equipment.

Net cash used in financing activities totaled $3.9 million for the three months ended March 31, 2007, compared to $3.6 million for the three months ended March 31, 2006. We declared and paid dividends of $3.8 million during the first quarter of 2007.

We currently do not have a bank line of credit or other credit facility in place. Our future capital requirements will depend upon a number of factors, including the rate of growth of our sales, cash collections from our customers and our future investments in fixed assets. We believe that our available cash and cash equivalents and anticipated cash generated from operations will be sufficient to meet our operating requirements for at least the next 12 months.

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

As of March 31, 2007, the Company had no borrowings and is, therefore, not subject to interest rate risks related to debt instruments.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

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

Date: May 2, 2007
	By:	/s/ J. Boyd Douglas
J. Boyd Douglas
President and Chief Executive Officer

Date: May 2, 2007
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