Form 10-Q
period 2007-06-30
COMPUTER PROGRAMS & SYSTEMS INC
filed 2007-08-08
CIK 1169445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer company. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐     Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

As of August 3, 2007, there were 10,801,327 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Form 10-Q

(For the period ended June 30, 2007)

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED BALANCE SHEETS

	June 30, 2007	December 31, 2006
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$9,657,180	$8,760,122
Investments	10,971,746	10,717,952
Accounts receivable, net of allowance for doubtful accounts of $825,000 and $814,000, respectively	14,250,349	14,095,791
Financing receivables, current portion	2,207,353	2,177,430
Inventories	1,515,843	1,668,119
Deferred tax assets	1,369,620	1,406,279
Prepaid income taxes	30,617	107,426
Prepaid expenses	294,514	319,533

Total current assets	40,297,222	39,252,652
Property and equipment
Land	936,026	936,026
Maintenance equipment	4,715,084	4,446,419
Computer equipment	6,820,585	6,440,844
Office furniture and equipment	1,948,632	1,940,853
Automobiles	132,926	132,926

	14,553,253	13,897,068
Less accumulated depreciation	(8,687,848)	(7,641,868)

Net property and equipment	5,865,405	6,255,200
Financing receivables	2,433,308	2,396,764

Total assets	$48,595,935	$47,904,616

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,202,777	$1,204,279
Deferred revenue	3,411,361	2,274,592
Accrued vacation	2,148,740	2,053,288
Other accrued liabilities	2,888,822	3,157,585

Total current liabilities	9,651,700	8,689,744
Deferred tax liabilities	539,000	508,382
Stockholders’ equity:
Common stock, par value $0.001 per share; 30,000,000 shares authorized; 10,797,904 and 10,756,381 shares issued and outstanding	10,798	10,756
Additional paid-in capital	24,002,713	22,427,967
Accumulated other comprehensive income (loss)	273	(7,333)
Retained earnings	14,391,451	16,275,100

Total stockholders’ equity	38,405,235	38,706,490

Total liabilities and stockholders’ equity	$48,595,935	$47,904,616

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Sales revenues:
System sales	$10,265,862	$13,212,070	$18,582,469	$27,731,119
Support and maintenance	12,367,782	11,426,796	24,908,123	22,597,106
Outsourcing	5,329,436	4,345,915	10,418,915	8,193,869

Total sales revenues	27,963,080	28,984,781	53,909,507	58,522,094
Costs of sales:
System sales	7,765,596	8,521,092	14,945,403	17,276,525
Support and maintenance	5,006,426	5,040,841	10,062,925	9,948,400
Outsourcing	3,295,311	2,459,310	6,352,608	4,682,687

Total costs of sales	16,067,333	16,021,243	31,360,936	31,907,612

Gross profit	11,895,747	12,963,538	22,548,571	26,614,482
Operating expenses:
Sales and marketing	2,306,268	2,132,828	4,382,331	4,341,624
General and administrative	4,764,994	4,410,076	9,657,047	9,392,085

Total operating expenses	7,071,262	6,542,904	14,039,378	13,733,709

Operating income	4,824,485	6,420,634	8,509,193	12,880,773
Other income:
Interest income	272,473	264,048	549,108	520,758

Total other income	272,473	264,048	549,108	520,758

Income before taxes	5,096,958	6,684,682	9,058,301	13,401,531
Income taxes	1,795,058	2,599,836	3,196,884	5,223,483

Net income	$3,301,900	$4,084,846	$5,861,417	$8,178,048

Net income per share—basic	$0.31	$0.38	$0.55	$0.77

Net income per share—diluted	$0.31	$0.38	$0.55	$0.76

Weighted average shares outstanding
Basic	10,682,876	10,637,288	10,673,495	10,632,933
Diluted	10,732,503	10,718,971	10,725,519	10,717,100
Dividends declared per share	$0.36	$0.36	$0.36	$0.36

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2006	10,756,381	10,756	$22,427,967	$(7,333)	$16,275,100	$38,706,490
Net Income					5,861,417	5,861,417
Issuance of common stock	41,523	42	685,328			685,370
Unrealized gain on available for sale investments, net of tax of $4,862				7,606		7,606
Share-based compensation			641,648			641,648
Dividends					(7,745,066)	(7,745,066)
Income tax benefit from stock option exercise			247,770			247,770

Balance at June 30, 2007	10,797,904	10,798	$24,002,713	$273	$14,391,451	$38,405,235

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30,
	2007	2006
Operating Activities
Net income	$5,861,417	$8,178,048
Adjustments to net income:
Provision for bad debt	14,111	(73,292)
Deferred taxes	65,866	(423,910)
Share-based compensation	641,648	664,474
Income tax benefit from stock option exercises	(247,770)	(165,204)
Depreciation	1,045,980	992,518
Changes in operating assets and liabilities:
Accounts receivable	(168,669)	(1,016,739)
Financing receivables	(66,467)	(558,591)
Inventories	152,276	165,043
Prepaid expenses	25,019	(88,700)
Accounts payable	(1,502)	(614,240)
Deferred revenue	1,136,769	(614,708)
Other liabilities	(173,311)	121,538
Income taxes payable	324,579	397,257

Net cash provided by operating activities	8,609,946	6,963,494
Investing Activities
Purchases of property and equipment	(656,185)	(946,635)
Purchases of investments	(244,777)	(189,267)

Net cash used in investing activities	(900,962)	(1,135,902)
Financing Activities
Proceeds from exercise of stock options	685,370	239,696
Income tax benefit from stock option exercises	247,770	165,204
Dividends paid	(7,745,066)	(7,739,034)

Net cash used in financing activities	(6,811,926)	(7,334,134)

Increase (decrease) in cash and cash equivalents	897,058	(1,506,542)
Cash and cash equivalents at beginning of period	8,760,122	11,669,690

Cash and cash equivalents at end of period	$9,657,180	$10,163,148

Cash paid for income taxes, net of refund	$2,806,438	$5,250,136

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the periods presented. All such adjustments are considered of a normal recurring nature. Quarterly results of operations are not necessarily indicative of annual results.

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

In addition, a clause is included which states that should the system be bought out by the customer, the customer would be required to enter into a general support agreement (for post–contract support services) for the remainder of the original ASP term. Accordingly, the Company has concluded that ASP customers do not have the right to take possession of the system without significant penalty (i.e. the purchase price of the system), and thus ASP revenue of the Company does not fall within the scope of SOP 97–2. In accordance with SAB No. 104, revenue is recognized when the services are performed.

Revenue for ISP and outsourcing services are recognized in the period in which the services are performed.

3.	DETAILS ON BALANCE SHEET AMOUNTS

Other accrued liabilities are comprised of the following:

	June 30, 2007	December 31, 2006
Accrued salaries and benefits	$2,060,316	$2,275,743
Accrued commissions	210,812	389,597
Accrued self-insurance reserves	430,400	440,100
Other	187,294	52,145

	$2,888,822	$3,157,585

4.	INVESTMENTS

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

Investments are comprised of the following at June 30, 2007:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short term investments	$679,704	$2,142	$—	$681,846
Obligations of U.S. Treasury, U.S. government corporation and agencies	5,409,929	17,055	20,185	5,406,799
Mortgaged backed securities	360,545	—	4,900	355,645
Municipal obligations	1,000,000	—	—	1,000,000
Corporate bonds	3,521,114	16,407	10,065	3,527,456

	$10,971,292	$35,604	$35,150	$10,971,746

Shown below are the amortized cost and estimated fair value of securities with fixed maturities at June 30, 2007, by contract maturity date. Actual maturities may differ from contractual maturities because issuers of certain securities retain early call or prepayment rights.

	Amortized Cost	Fair Value
Due in 2007	$1,710,983	$1,720,736
Due in 2008	2,817,746	2,824,760
Due in 2009	4,402,314	4,388,759
Due thereafter	1,360,545	1,355,645

	$10,291,588	$10,289,900

Investments are comprised of the following at December 31, 2006:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short term investments	$218,763	$—	$—	$218,763
Obligations of U.S. Treasury, U.S. government corporation and agencies	5,019,979	21,591	25,092	5,016,478
Mortgaged backed securities	385,384	—	7,282	378,102
Municipal obligations	600,000	—	—	600,000
Corporate bonds	4,505,868	14,890	16,149	4,504,609

	$10,729,994	$36,481	$48,523	$10,717,952

5.	NET INCOME PER SHARE

The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. The Company uses the treasury stock method to calculate the impact of outstanding stock options and unvested restricted stock grants. Potentially dilutive shares are derived from outstanding stock options and unvested restricted stock grants that have an exercise price less than the weighted average market price of our common stock. Any options or restricted stock grants with an exercise price greater than the weighted average market price of our common stock are considered antidilutive and are excluded from the computation of diluted earnings per share. The difference between basic and diluted EPS is attributable to stock options. For the three month periods ended June 30, 2007 and 2006, these dilutive shares were 49,627 and 81,683, respectively. For the six month periods ended June 30, 2007 and 2006, these dilutive shares were 52,024 and 84,167, respectively. The number of unvested restricted stock grants considered antidilutive and thus excluded from the year to date dilutive earnings per share computation at June 30, 2007 were 111,009.

6.	INCOME TAXES

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. Deferred tax assets and liabilities are comprised of the following:

	June 30, 2007	December 31, 2006
Deferred tax assets:
Accounts receivable	$321,662	$317,352
Accrued vacation	838,009	800,782
Stock compensation	485,245	516,811
Other comprehensive income	3,297	4,707
Other accrued liabilities	206,652	283,438

Total deferred tax assets	$1,854,865	$1,923,090

Deferred tax liabilities:
Deferred compensation	$—	$8,294
Depreciation	1,024,245	1,016,900

Total deferred tax liabilities	$1,024,245	$1,025,194

Significant components of the Company’s income tax provision for the six months ended June 30 are as follows:

	2007	2006
Current provision:
Federal	$2,546,263	$4,651,010
State	584,755	996,384
Deferred provision:
Federal	59,110	(380,533)
State	6,756	(43,378)

Total income tax provision	$3,196,884	$5,223,483

The difference between income taxes at the U. S. federal statutory income tax rate of 35% and those reported in the condensed statements of income for the six months ended June 30 are as follows:

	2007	2006
Income taxes at U. S. Federal statutory rate	$3,170,405	$4,690,536
State income tax, net of federal tax effect	421,697	604,171
Other	(395,218)	(71,224)

Total income tax provision	$3,196,884	$5,223,483

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

At the adoption date of January 1, 2007, we had no unrecognized tax benefits which would affect our effective tax rate if recognized. At June 30, 2007, we have no unrecognized tax benefits.

The Company classifies interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of June 30, 2007, we have no accrued interest or penalties related to uncertain tax positions. The tax year 2006 federal return remains open to examination and the tax years 2003-2006 remain open to examination by other taxing jurisdictions to which we are subject.

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

The following table shows total stock-based compensation expense for the three and six months ended June 30, 2007 and 2006, included in the Condensed Statement of Income:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Costs of sales	$116,793	$152,736	$269,529	$282,087
Operating expenses	179,288	236,772	372,119	382,387

Pre-tax stock-based compensation expense	296,081	389,508	641,648	664,474
Less: income tax effect	117,248	151,480	254,093	259,012

Net stock-based compensation expense	$178,833	$238,028	$387,555	$405,462

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

Under the methodology of SFAS No. 123, the fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes option pricing model. The multiple option approach was used, with assumptions for expected option life of 5 years and 44% expected volatility for the market price of the Company’s stock in 2002. An estimated dividend yield of 3% was used. The risk-free rate of return was determined to be 2.79% in 2002. No options have been granted in 2007.

A summary of stock option activity under the plan during the six month periods ended June 30, 2007 and 2006 is as follows:

	June 30, 2007		June 30, 2006
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	222,597	$16.50	251,519	$16.50
Granted	—	—	—	—
Exercised	(41,523)	16.50	(14,527)	16.50
Forfeited	(9,991)	16.50	(5,629)	16.50

Outstanding at end of period	171,083	$16.50	231,363	$16.50

Exercisable at end of period	171,083	$16.50	40,909	$16.50

Shares available for future grants under the plan as end of period		495,355		482,542

Weighted-average grant date fair value		$—		$—

Weighted-average remaining contractual life		2.0		3.0

Aggregate intrinsic value outstanding options		$2,477,282

Aggregate intrinsic value exercisable options		$2,477,282

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading date of the second quarter of 2007 and the exercise price, multiplied by the number of options.) The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The aggregate intrinsic value of options exercised during the quarters ended June 30, 2007 and June 30, 2006 was $621,213 and $91,427 respectively.

As of June 30, 2007, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the existing stock option plan.

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

As of June 30, 2007, there was $3,399,972 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Restricted Stock Plan. This cost is expected to be recognized over a weighted-average period of 3.6 years.

8.	COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income, requires the disclosure of certain revenue, expenses, gains and losses that are excluded from net income in accordance with accounting principles generally accepted in the United States of America. Total comprehensive income for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income as reported	$3,301,900	$4,084,846	$5,861,417	$8,178,048
Other comprehensive income:
Unrealized gain (loss) on investments, net of taxes	(10,948)	(2,709)	7,606	(13,053)

Total comprehensive income	$3,290,952	$4,082,137	$5,869,023	$8,164,995

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a healthcare information technology company that designs, develops, markets, installs and supports computerized information technology systems to meet the unique demands of small and midsize hospitals. Our target market includes acute care community hospitals with 300 or fewer beds and small specialty hospitals. We are a single-source vendor providing comprehensive software and hardware products, complemented by data conversion, complete installation and extensive support. Our fully integrated, enterprise-wide system automates the management of clinical and financial data across the primary functional areas of a hospital. In addition, we provide services that enable our customers to outsource certain data-related business processes which we can perform more efficiently. We believe our products and services enhance hospital performance in the critical areas of clinical care, revenue cycle management, cost control and regulatory compliance. From our initial hospital installation in 1981, we have grown to serve more than 600 hospital customers across 46 states and the District of Columbia. In the three months ended June 30, 2007, we generated revenues of $28.0 million from the sale of our products and services.

Results of Operations

Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006

Revenues. Total revenues decreased by 3.5%, or $1.0 million, to $28.0 million for the three months ended June 30, 2007, from $29.0 million for the three months ended June 30, 2006.

System sales revenues decreased by 22.3%, or $2.9 million, to $10.3 million for the three months ended June 30, 2007, from $13.2 million for the three months ended June 30, 2006. This decrease was primarily due to a decrease in the sale of information systems to new customers.

Support and maintenance revenues increased by 8.2%, or $0.9 million, to $12.3 million for the three months ended June 30, 2007, from $11.4 million for the three months ended June 30, 2006. This increase was attributable to an increase in recurring revenues as a result of a larger customer base and increased sales of add-on business to existing customers.

Outsourcing revenues increased by 22.6%, or $1.0 million, to $5.3 million for the three months ended June 30, 2007, from $4.3 million for the three months ended June 30, 2006. We experienced an increase in outsourcing revenues as a result of continued growth in existing customer demand for electronic billing and business office outsourcing services. We were providing full business office outsourcing services to twenty-three customers at June 30, 2007 compared to twelve customers at June 30, 2006.

Costs of Sales. Total costs of sales remained constant at $16.0 million for the three months ended June 30, 2007 and 2006. As a percentage of total revenues, costs of sales increased to 57.5% for the three months ended June 30, 2007 from 55.3% for the three months ended June 30, 2006.

Cost of system sales decreased by 8.9%, or $0.8 million, to $7.7 million for the three months ended June 30, 2007, from $8.5 million for the three months ended June 30, 2006. Cost of equipment decreased $0.5 million as a result of a decrease in equipment sales which resulted from a decrease in new system sales. Travel related expenses decreased $0.3 million. The gross margin on system sales decreased to 24.4% for the three months ended June 30, 2007, from 35.5% for the three months ended June 30, 2006. The decrease in the sale of systems to new customers coupled with a high percentage of fixed expenses included in cost of sales resulted in the decreased gross margin percentage.

Cost of support and maintenance remained constant at $5.0 million for the three months ended June 30, 2007 and 2006. The gross margin on support and maintenance revenues increased to 59.5% for the three months ended June 30, 2007, compared to 55.9% for the three months ended June 30, 2006. The increase in gross margin was primarily due to the addition of new customers and increased sales of add-on business to our existing customer base with a proportionately smaller increase in support personnel.

Our costs associated with outsourcing services increased by 34.0%, or $0.8 million, to $3.3 million for the three months ended June 30, 2007, from $2.5 million for the three months ended June 30, 2006. This increase was caused primarily by an increase of $0.6 million in payroll related expenses as a result of an increase in the number of employees needed to support our growing business office outsourcing operations and electronic billing operations. Postage expense also increased $0.2 million as a result of increased volume in our statement outsourcing business as well as an increase in postal rates during the quarter.

Sales and Marketing Expenses. Sales and marketing expenses increased by 8.1%, or $0.2 million, to $2.3 million for the three months ended June 30, 2007, from $2.1 million for the three months ended June 30, 2006. Commissions decreased $0.1 million as a result of the decrease in system sales during the quarter. This was offset by an increase in payroll related expense of $0.1 million as a result of additional sales and marketing personnel added throughout 2006.

General and Administrative Expenses. General and administrative expenses increased 8.0%, or $0.4 million, to $4.8 million for the three months ended June 30, 2007, from $4.4 million for the three months ended June 30, 2006. Employee group insurance increased $0.2 million as a result of unfavorable claims experience during the quarter. Legal and accounting fees increased $0.1 million and other operating expenses also increased $0.1 million.

As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses increased to 25.2% for the three months ended June 30, 2007 from 22.6% for three months ended June 30, 2006.

Net Income. Net income for the three months ended June 30, 2007 decreased by 19.2%, or $0.8 million, to $3.3 million, or $0.31 per diluted share, as compared with net income of $4.1 million, or $0.38 per diluted share, for the three months ended June 30, 2006. Net income represented 11.9% of revenue for the three months ended June 30, 2007, as compared to 14.1% of revenue for the three months ended June 30, 2006.

Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006

Revenues. Total revenues decreased by 7.9%, or $4.6 million, to $53.9 million for the six months ended June 30, 2007, from $58.5 million for the six months ended June 30, 2006.

System sales revenues decreased by 33.0%, or $9.1 million, to $18.6 million for the six months ended June 30, 2007, from $27.7 million for the six months ended June 30, 2006. This decrease was primarily due to a decrease in the sale of information systems to new customers.

Support and maintenance revenues increased by 10.2%, or $2.3 million, to $24.9 million for the six months ended June 30, 2007, from $22.6 million for the six months ended June 30, 2006. This increase was attributable to an increase in recurring revenues as a result of a larger customer base.

Outsourcing revenues increased by 27.2%, or $2.2 million, to $10.4 million for the six months ended June 30, 2007, from $8.2 million for the six months ended June 30, 2006. We experienced an increase in outsourcing revenues as a result of continued growth in customer demand for electronic billing, statement processing, and business office outsourcing services.

Costs of Sales. Total costs of sales decreased by 1.7%, or $0.5 million, to $31.4 million for the six months ended June 30, 2007, from $31.9 million for the six months ended June 30, 2006. As a percentage of total revenues, costs of sales increased to 58.2% for the six months ended June 30, 2007 from 54.5% for the six months ended June 30, 2006.

Cost of system sales decreased by 13.5%, or $2.3 million, to $14.9 million for the six months ended June 30, 2007, from $17.2 million for the six months ended June 30, 2006. Payroll related expenses increased $0.5 million as a result of salary increases and an increase in the number of employees. Cost of equipment decreased $1.9 million as a result of a decrease in equipment sales. Travel related expenses decreased $0.8 million due to a decrease in the number of new system installations. The gross margin on system sales decreased to 19.6% for the six months ended June 30, 2007, from 37.7% for the six months ended June 30, 2006. The decrease in the sale of systems to new customers coupled with a high percentage of fixed expenses included in cost of sales resulted in the decreased gross margin percentage.

Cost of support and maintenance increased by 1.2%, or $0.1 million, to $10.0 million for the six months ended June 30, 2007, from $9.9 million for the six months ended June 30, 2006. This increase was caused primarily by an increase in payroll related expenses as a result of salary increases and an increase in the number of employees. The gross margin on support and maintenance revenues increased to 59.6% for the six months ended June 30, 2007, compared to 56.0% for the six months ended June 30, 2006.

Our costs associated with outsourcing services increased by 35.7%, or $1.7 million, to $6.4 million for the six months ended June 30, 2007, from $4.7 million for the six months ended June 30, 2006. This increase was caused primarily by an increase of $1.2 million in payroll related expenses as a result of an increase in the number of employees needed to support our growing business office outsourcing operations and electronic billing operations. Postage expense related to our statement outsourcing business also increased $0.4 million due to an increase in volume and an increase in postal rates.

Sales and Marketing Expenses. Sales and marketing expenses increased by 0.9%, or $0.1 million, to $4.4 million for the six months ended June 30, 2007, from $4.3 million for the six months ended June 30, 2006. The increase was attributable to an increase in travel expense of $0.1 million.

General and Administrative Expenses. General and administrative expenses increased 2.8%, or $0.3 million, to $9.7 million for the six months ended June 30, 2007, from $9.4 million for the six months ended June 30, 2006. Employee group insurance increased $0.2 million as a result of unfavorable claims experience.

As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses increased to 26.0% for the six months ended June 30, 2007, from 23.5% for the six months ended June 30, 2006.

Net Income. Net income for the six months ended June 30, 2007 decreased by 28.3%, or $2.3 million, to $5.9 million, or $0.55 per diluted share, as compared with net income of $8.2 million, or $0.76 per diluted share, for the six months ended June 30, 2006. Net income represented 10.9% of revenue for the six months ended June 30, 2007, as compared to 14.0% of revenue for the six months ended June 30, 2006.

Liquidity and Capital Resources

At June 30, 2007, we had cash and cash equivalents of $9.7 million, compared with $10.1 million at June 30, 2006. Net cash provided by operating activities for the six months ended June 30, 2007 was $8.6 million, compared to $7.0 million for the six months ended June 30, 2006. The increase was primarily due to an increase in customer deposits, offset by a decrease in net income.

Net cash used in investing activities totaled $0.9 million for the six months ended June 30, 2007, compared to $1.1 million for the six months ended June 30, 2006. We used cash for the purchase of $0.7 million of property and equipment and investments of $0.2 million.

Net cash used in financing activities totaled $6.8 million for the six months ended June 30, 2007, compared to $7.3 million for the six months ended June 30, 2006. We declared and paid dividends of $7.7 million during the first six months of 2007. During the six months ended June 30, 2007, we received proceeds from the exercise of stock options including the related tax benefit of $0.9 million.

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

As of June 30, 2007, the Company had no borrowings and is, therefore, not subject to interest rate risks related to debt instruments.

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

The Company held its Annual Meeting of Stockholders on May 10, 2007. At the meeting, the stockholders voted to elect three Class II directors to serve a three-year term and to ratify the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for 2007. The results of the stockholder voting on these matters are summarized as follows:

Proposal 1 – Election of Three Class II Directors:

Name of Nominee	For	Withheld
M. Kenny Muscat	7,017,746	2,695,943
J. Boyd Douglas	7,077,114	2,636,575
Charles P. Huffman	9,006,624	707,065

Proposal 2 – Ratification of Appointment of Independent Auditors:

For	Against	Abstentions
9,683,816	7,940	21,931

Following the 2007 Annual Meeting, John Morrissey, Ernest F. Ladd, III, David A. Dye and Hal L. Daugherty continue to serve as Class III directors with terms expiring at the 2008 Annual Meeting, and William R. Seifert II, W. Austin Mulherin, III and John C. Johnson continue to serve as Class I directors with terms expiring at the 2009 Annual Meeting.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Bylaws (filed as Exhibit 3.6 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Date: August 8, 2007
	By:	/s/ J. Boyd Douglas
J. Boyd Douglas
President and Chief Executive Officer

Date: August 8, 2007	By:	/s/ M. Stephen Walker
M. Stephen Walker
Vice President - Finance and Chief Financial Officer

Exhibit Index

No.	Exhibit
3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Bylaws (filed as Exhibit 3.6 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002