Form 10-Q
period 2007-09-30
COMPUTER PROGRAMS & SYSTEMS INC
filed 2007-10-19
CIK 1169445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer company (as defined in rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer   ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 17, 2007, there were 10,813,407 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Form 10-Q

(For the period ended September 30, 2007)

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,018,050	$8,760,122
Investments	11,174,628	10,717,952
Accounts receivable, net of allowance for doubtful accounts of $855,000 and $814,000, respectively	13,772,481	14,095,791
Financing receivables, current portion	2,130,799	2,177,430
Inventories	1,603,789	1,668,119
Deferred tax assets	1,360,966	1,406,279
Prepaid income taxes	278,036	107,426
Prepaid expenses	275,859	319,533

Total current assets	40,614,608	39,252,652
Property and equipment
Land	936,026	936,026
Maintenance equipment	4,843,638	4,446,419
Computer equipment	6,919,990	6,440,844
Office furniture and equipment	1,954,826	1,940,853
Automobiles	132,926	132,926

	14,787,406	13,897,068
Less accumulated depreciation	(9,130,796)	(7,641,868)

Net property and equipment	5,656,610	6,255,200
Financing receivables, net of current portion	2,394,205	2,396,764

Total assets	$48,665,423	$47,904,616

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,364,770	$1,204,279
Deferred revenue	3,342,721	2,274,592
Accrued vacation	2,226,329	2,053,288
Other accrued liabilities	2,925,977	3,157,585

Total current liabilities	9,859,797	8,689,744
Deferred tax liabilities	449,555	508,382
Stockholders’ equity:
Common stock, par value $0.001 per share; 30,000,000 shares authorized; 10,813,407 and 10,756,381 shares issued and outstanding	10,813	10,756
Additional paid-in capital	24,563,364	22,427,967
Accumulated other comprehensive income (loss)	51,306	(7,333)
Retained earnings	13,730,588	16,275,100

Total stockholders’ equity	38,356,071	38,706,490

Total liabilities and stockholders’ equity	$48,665,423	$47,904,616

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Sales revenues:
System sales	$9,773,770	$10,917,361	$28,356,239	$38,648,480
Support and maintenance	12,686,801	11,763,808	37,594,924	34,360,914
Outsourcing	5,531,530	4,588,978	15,950,446	12,782,847

Total sales revenues	27,992,101	27,270,147	81,901,609	85,792,241
Costs of sales:
System sales	7,819,978	8,400,956	22,765,381	25,677,480
Support and maintenance	4,932,859	4,960,047	14,995,784	14,908,447
Outsourcing	3,399,854	2,567,496	9,752,461	7,250,184

Total costs of sales	16,152,691	15,928,499	47,513,626	47,836,111

Gross profit	11,839,410	11,341,648	34,387,983	37,956,130
Operating expenses:
Sales and marketing	2,614,278	2,164,373	6,996,610	6,505,997
General and administrative	4,492,797	4,220,919	14,149,844	13,613,004

Total operating expenses	7,107,075	6,385,292	21,146,454	20,119,001

Operating income	4,732,335	4,956,356	13,241,529	17,837,129
Other income:
Interest income	293,669	308,864	842,778	829,623

Total other income	293,669	308,864	842,778	829,623

Income before taxes	5,026,004	5,265,220	14,084,307	18,666,752
Income taxes	1,798,390	1,841,040	4,995,274	7,064,523

Net income	$3,227,614	$3,424,180	$9,089,033	$11,602,229

Net income per share - basic	$0.30	$0.32	$0.85	$1.09

Net income per share - diluted	$0.30	$0.32	$0.85	$1.08

Weighted average shares outstanding
Basic	10,718,643	10,641,509	10,688,709	10,635,823
Diluted	10,757,137	10,705,596	10,736,174	10,713,223
Dividends declared per share	$0.36	$0.36	$1.08	$1.08

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2006	10,756,381	$10,756	$22,427,967	$(7,333)	$16,275,100	$38,706,490

Net Income					9,089,033	9,089,033
Issuance of common stock	57,026	57	940,872			940,929
Unrealized gain on available for sale investments, net of tax of $34,273				58,639		58,639
Share-based compensation			879,143			879,143
Dividends					(11,633,545)	(11,633,545)
Income tax benefit from stock option exercise			315,382			315,382

Balance at September 30, 2007	10,813,407	$10,813	$24,563,364	$51,306	$13,730,588	$38,356,071

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
	2007	2006
Operating Activities
Net income	$9,089,033	$11,602,229
Adjustments to net income:
Provision for bad debt	17,235	(148,250)
Deferred taxes	(47,787)	(605,094)
Share-based compensation	879,143	1,020,316
Excess tax benefit from share-based compensation	(315,382)	(199,756)
Depreciation	1,488,928	1,449,738
Changes in operating assets and liabilities:
Accounts receivable	306,075	(1,313,350)
Financing receivables	49,190	(799,198)
Inventories	64,330	152,058
Prepaid expenses	43,674	8,908
Accounts payable	160,491	(666,950)
Deferred revenue	1,068,129	(388,782)
Other liabilities	(58,567)	(221,543)
Income taxes payable	144,772	415,598

Net cash provided by operating activities	12,889,264	10,305,924

Investing Activities
Purchases of property and equipment	(890,338)	(1,461,392)
Purchases of investments	(363,764)	(329,041)

Net cash used in investing activities	(1,254,102)	(1,790,433)

Financing Activities
Proceeds from exercise of stock options	940,929	314,641
Income tax benefit from stock option exercises	315,382	199,756
Dividends paid	(11,633,545)	(11,609,193)

Net cash used in financing activities	(10,377,234)	(11,094,796)

Increase (decrease) in cash and cash equivalents	1,257,928	(2,579,305)
Cash and cash equivalents at beginning of period	8,760,122	11,669,690

Cash and cash equivalents at end of period	$10,018,050	$9,090,385

Cash paid for income taxes, net of refund	$4,898,528	$7,254,019

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

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

In addition, a clause is included which states that should the system be bought out by the customer, the customer would be required to enter into a general support agreement (for post-contract support services) for the remainder of the original ASP term. Accordingly, the Company has concluded that ASP customers do not have the right to take possession of the system without significant penalty (i.e. the purchase price of the system), and thus ASP revenue of the Company does not fall within the scope of SOP 97-2. In accordance with SAB No. 104, revenue is recognized when the services are performed.

Revenue for ISP and outsourcing services are recognized in the period in which the services are performed.

3.	DETAILS ON BALANCE SHEET AMOUNTS

Other accrued liabilities are comprised of the following:

	September 30, 2007	December 31, 2006
Accrued salaries and benefits	$2,051,737	$2,275,743
Accrued commissions	210,812	389,597
Accrued self-insurance reserves	384,400	440,100
Other	279,028	52,145

	$2,925,977	$3,157,585

4.	INVESTMENTS

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

Investments are comprised of the following at September 30, 2007:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short term investments	$439,016	$4,706	$—	$443,722
Obligations of U.S. Treasury, U.S. government corporation and agencies	5,416,572	51,744	4,645	5,463,671
Mortgaged backed securities	320,244	—	2,423	317,821
Municipal obligations	800,000	—	—	800,000
Corporate bonds	4,117,924	38,523	7,033	4,149,414

	$11,093,756	$94,973	$14,101	$11,174,628

Shown below are the amortized cost and estimated fair value of securities with fixed maturities at September 30, 2007, by contract maturity date. Actual maturities may differ from contractual maturities because issuers of certain securities retain early call or prepayment rights.

	Amortized Cost	Fair Value
Due in 2007	$418,463	$433,030
Due in 2008	3,700,017	3,730,782
Due in 2009	4,822,585	4,852,830
Due in 2010	593,431	596,443
Due thereafter	1,120,244	1,117,821

	$10,654,740	$10,730,906

Investments are comprised of the following at December 31, 2006:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short term investments	$218,763	$—	$—	$218,763
Obligations of U.S. Treasury, U.S. government corporation and agencies	5,019,979	21,591	25,092	5,016,478
Mortgaged backed securities	385,384	—	7,282	378,102
Municipal obligations	600,000	—	—	600,000
Corporate bonds	4,505,868	14,890	16,149	4,504,609

	$10,729,994	$36,481	$48,523	$10,717,952

5.	NET INCOME PER SHARE

The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. The Company uses the treasury stock method to calculate the impact of outstanding stock options and unvested restricted stock grants. Potentially dilutive shares are derived from outstanding stock options and unvested restricted stock grants that have an exercise price less than the weighted average market price of our common stock. Any options or restricted stock grants with an exercise price greater than the weighted average market price of our common stock are considered antidilutive and are excluded from the computation of diluted earnings per share. The difference between basic and diluted EPS is attributable to stock options. For the three month periods ended September 30, 2007 and 2006, these dilutive shares were 38,494 and 72,011 respectively. For the nine month periods ended September 30, 2007 and 2006, these dilutive shares were 47,465 and 83,456 respectively. The number of unvested restricted stock grants considered antidilutive and thus excluded from the year to date dilutive earnings per share computation at September 30, 2007 were 88,807.

6.	INCOME TAXES

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. Deferred tax assets and liabilities are comprised of the following:

	September 30, 2007	December 31, 2006
Deferred tax assets:
Accounts receivable	$333,550	$317,352
Accrued vacation	868,268	800,782
Stock-based compensation	577,868	516,811
Other comprehensive income	—	4,707
Other accrued liabilities	188,712	283,438

Total deferred tax assets	$1,968,398	$1,923,090

Deferred tax liabilities:
Deferred compensation	$—	$8,294
Other comprehensive income	29,564	—
Depreciation	1,027,423	1,016,900

Total deferred tax liabilities	$1,056,987	$1,025,194

Significant components of the Company’s income tax provision for the nine months ended September 30 are as follows:

	2007	2006
Current provision:
Federal	$4,018,563	$6,319,348
State	1,024,498	1,350,269
Deferred provision:
Federal	(42,885)	(543,033)
State	(4,902)	(62,061)

Total income tax provision	$4,995,274	$7,064,523

The difference between income taxes at the U. S. federal statutory income tax rate of 35% and those reported in the condensed statements of income for the nine months ended September 30 are as follows:

	2007	2006
Income taxes at U. S. Federal statutory rate	$4,929,507	$6,533,013
State income tax, net of federal tax effect	654,411	841,750
Other	(588,644)	(310,240)

Total income tax provision	$4,995,274	$7,064,523

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

At the adoption date of January 1, 2007, we had no unrecognized tax benefits which would affect our effective tax rate if recognized. At September 30, 2007, we have no unrecognized tax benefits.

The Company classifies interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of September 30, 2007, we have no accrued interest or penalties related to uncertain tax positions. The tax year 2006 federal return remains open to examination and the tax years 2003-2006 remain open to examination by other taxing jurisdictions to which we are subject.

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

The following table shows total stock-based compensation expense for the three and nine months ended September 30, 2007 and 2006, included in the Condensed Statement of Income:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Costs of sales	$74,997	$152,736	$344,526	$434,823
Operating expenses	162,498	203,125	534,617	585,493
Pre-tax stock-based compensation expense	237,495	355,861	879,143	1,020,316
Less: income tax effect	94,047	124,445	348,141	386,190
Net stock-based compensation expense	$143,448	$231,416	$531,002	$634,126

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

A summary of stock option activity under the plan during the nine month periods ended September 30, 2007 and 2006 is as follows:

	September 30, 2007		September 30, 2006
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	222,597	$16.50	251,519	$16.50
Granted	—	—	—	—
Exercised	(57,026)	16.50	(19,068)	16.50
Forfeited	(9,770)	16.50	(7,616)	16.50

Outstanding at end of period	155,801	$16.50	224,835	$16.50

Exercisable at end of period	155,801	$16.50	36,919	$16.50

Shares available for future grants under the plan as end of period		495,134		484,529

Weighted-average grant date fair value		$—		$—

Weighted-average remaining contractual life		1.8		2.8

Aggregate intrinsic value outstanding options		$1,536,198

Aggregate intrinsic value exercisable options		$1,536,198

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading date of the third quarter of 2007 and the exercise price, multiplied by the number of options.) The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The aggregate intrinsic value of options exercised during the quarters ended September 30, 2007 and September 30, 2006 was $170,951 and $87,672 respectively.

As of September 30, 2007, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the existing stock option plan.

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

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock outstanding at beginning of year	111,009	$42.79	—	$—
Granted	—	—	134,308	42.81
Vested	(22,202)	42.81	—	—
Forfeited	—	—	23,299	42.91

Nonvested stock outstanding at end of period	88,807	$42.79	111,009	$42.79

As of September 30, 2007, there was $3,162,477 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Restricted Stock Plan. This cost is expected to be recognized over a weighted-average period of 3.3 years.

8.	COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, requires the disclosure of certain revenue, expenses, gains and losses that are excluded from net income in accordance with accounting principles generally accepted in the United States of America. Total comprehensive income for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income as reported	$3,227,614	$3,424,180	$9,089,033	$11,602,229
Other comprehensive income:
Unrealized gain on investments, net of taxes	51,033	21,093	58,639	8,041

Total comprehensive income	$3,278,647	$3,445,273	$9,147,672	$11,610,270

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a healthcare information technology company that designs, develops, markets, installs and supports computerized information technology systems to meet the unique demands of small and midsize hospitals. Our target market includes acute care community hospitals with 300 or fewer beds and small specialty hospitals. We are a single-source vendor providing comprehensive software and hardware products, complemented by data conversion, complete installation and extensive support. Our fully integrated, enterprise-wide system automates the management of clinical and financial data across the primary functional areas of a hospital. In addition, we provide services that enable our customers to outsource certain data-related business processes which we can perform more efficiently. We believe our products and services enhance hospital performance in the critical areas of clinical care, revenue cycle management, cost control and regulatory compliance. From our initial hospital installation in 1981, we have grown to serve more than 600 hospital customers across 46 states and the District of Columbia. In the three months ended September 30, 2007, we generated revenues of $28.0 million from the sale of our products and services.

Results of Operations

Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006

Revenues. Total revenues increased by 2.6%, or $0.7 million, to $28.0 million for the three months ended September 30, 2007, from $27.3 million for the three months ended September 30, 2006.

System sales revenues decreased by 10.5%, or $1.1 million, to $9.8 million for the three months ended September 30, 2007, from $10.9 million for the three months ended September 30, 2006. This decrease was primarily due to a decrease in the sale of information systems to new customers.

Support and maintenance revenues increased by 7.8%, or $0.9 million, to $12.7 million for the three months ended September 30, 2007, from $11.8 million for the three months ended September 30, 2006. This increase was attributable to an increase in recurring revenues as a result of a larger customer base and increased sales of add-on business to existing customers.

Outsourcing revenues increased by 20.5%, or $0.9 million, to $5.5 million for the three months ended September 30, 2007, from $4.6 million for the three months ended September 30, 2006. We experienced an increase in outsourcing revenues as a result of continued growth in existing customer demand for electronic billing and business office outsourcing services. We were providing full business office outsourcing services to nineteen customers at September 30, 2007 compared to sixteen customers at September 30, 2006.

Costs of Sales. Total costs of sales increased by 1.4%, or $0.3 million, to $16.2 million for the three months ended September 30, 2007 from $15.9 million for the three months ended September 30, 2006. As a percentage of total revenues, costs of sales decreased to 57.7% for the three months ended September 30, 2007 from 58.4% for the three months ended September 30, 2006.

Cost of system sales decreased by 6.9%, or $0.6 million, to $7.8 million for the three months ended September 30, 2007, from $8.4 million for the three months ended September 30, 2006. Cost of equipment decreased $0.6 million as a result of a decrease in equipment sales which resulted from a decrease in new system sales. The gross margin on system sales decreased to 20.0% for the three months ended September 30, 2007, from 23.0% for the three months ended September 30, 2006. The decrease in the sale of systems to new customers coupled with a high percentage of fixed expenses included in cost of sales resulted in the decreased gross margin percentage.

Cost of support and maintenance decreased by 0.5%, or $0.1 million, to $4.9 million for the three months ended September 30, 2007 from $5.0 million for the three months ended September 30, 2006. The gross margin on support and maintenance revenues increased to 61.1% for the three months ended September 30, 2007, compared to 57.8% for the three months ended September 30, 2006. The increase in gross margin was primarily due to the addition of new customers and increased sales of add-on business to our existing customer base with a proportionately smaller increase in support personnel.

Our costs associated with outsourcing services increased by 32.4%, or $0.8 million, to $3.4 million for the three months ended September 30, 2007, from $2.6 million for the three months ended September 30, 2006. This increase was caused primarily by an increase of $0.6 million in payroll related expenses as a result of an increase in the number of employees needed to support our growing business office outsourcing operations and electronic billing operations. Postage expense also increased $0.2 million as a result of increased volume in our statement outsourcing business as well as an increase in postal rates in May 2007.

Sales and Marketing Expenses. Sales and marketing expenses increased by 20.8%, or $0.4 million, to $2.6 million for the three months ended September 30, 2007, from $2.2 million for the three months ended September 30, 2006. The increase is attributable to increases in payroll related expenses of $0.3 million as a result of additional sales and marketing personnel added throughout 2006 as well as an increase in travel related costs of $0.1 million.

General and Administrative Expenses. General and administrative expenses increased 6.4%, or $0.3 million, to $4.5 million for the three months ended September 30, 2007, from $4.2 million for the three months ended September 30, 2006. Employee group insurance increased $0.2 million as a result of unfavorable claims experience during the quarter. Expenses related to the annual customer user group meeting also increased $0.1 million during the quarter.

As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses increased to 25.4% for the three months ended September 30, 2007 from 23.5% for three months ended September 30, 2006.

Net Income. Net income for the three months ended September 30, 2007 decreased by 5.7%, or $0.2 million, to $3.2 million, or $0.30 per diluted share, as compared with net income of $3.4 million, or $0.32 per diluted share, for the three months ended September 30, 2006. Net income represents 11.5% of revenue for the three months ended September 30, 2007, as compared to 12.6% of revenue for the three months ended September 30, 2006.

Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006

Revenues. Total revenues decreased by 4.5%, or $3.9 million, to $81.9 million for the nine months ended September 30, 2007, from $85.8 million for the nine months ended September 30, 2006.

System sales revenues decreased by 26.6%, or $10.2 million, to $28.4 million for the nine months ended September 30, 2007, from $38.6 million for the nine months ended September 30, 2006. This decrease was primarily due to a decrease in the sale of information systems to new customers.

Support and maintenance revenues increased by 9.4%, or $3.2 million, to $37.6 million for the nine months ended September 30, 2007, from $34.4 million for the nine months ended September 30, 2006. This increase was attributable to an increase in recurring revenues as a result of a larger customer base.

Outsourcing revenues increased by 24.8%, or $3.1 million, to $15.9 million for the nine months ended September 30, 2007, from $12.8 million for the nine months ended September 30, 2006. We experienced an increase in outsourcing revenues as a result of continued growth in customer demand for electronic billing, statement processing, and business office outsourcing services.

Costs of Sales. Total costs of sales decreased by 0.7%, or $0.3 million, to $47.5 million for the nine months ended September 30, 2007, from $47.8 million for the nine months ended September 30, 2006. As a percentage of total revenues, costs of sales increased to 58.0% for the nine months ended September 30, 2007 from 55.8% for the nine months ended September 30, 2006.

Cost of system sales decreased by 11.3%, or $2.9 million, to $22.8 million for the nine months ended September 30, 2007, from $25.7 million for the nine months ended September 30, 2006. Payroll related expenses increased $0.3 million as a result of salary increases and an increase in the number of employees. Cost of equipment decreased $2.5 million as a result of a decrease in equipment sales. Travel related expenses decreased $0.8 million due to a decrease in the number of new system installations. The gross margin on system sales decreased to 19.7% for the nine months ended September 30, 2007, from 33.6% for the nine months ended September 30, 2006. The decrease in the sale of systems to new customers coupled with a high percentage of fixed expenses included in cost of sales resulted in the decreased gross margin percentage.

Cost of support and maintenance increased by 0.6%, or $0.1 million, to $15.0 million for the nine months ended September 30, 2007, from $14.9 million for the nine months ended September 30, 2006. This increase was caused primarily by an increase in payroll related expenses as a result of salary increases and an increase in the number of employees. The gross margin on support and maintenance revenues increased to 60.1% for the nine months ended September 30, 2007, compared to 56.6% for the nine months ended September 30, 2006.

Our costs associated with outsourcing services increased by 34.5%, or $2.5 million, to $9.8 million for the nine months ended September 30, 2007, from $7.3 million for the nine months ended September 30, 2006. This increase was caused primarily by an increase of $1.7 million in payroll related expenses as a result of an increase in the number of employees needed to support our growing business office outsourcing operations and electronic billing operations. Postage expense related to our statement outsourcing business also increased $0.6 million due to an increase in volume and an increase in postal rates.

Sales and Marketing Expenses. Sales and marketing expenses increased by 7.5%, or $0.5 million, to $7.0 million for the nine months ended September 30, 2007, from $6.5 million for the nine months ended September 30, 2006. The increase was attributable to an increase in travel expenses of $0.3 million and payroll related expenses of $0.2 million.

General and Administrative Expenses. General and administrative expenses increased 3.9%, or $0.5 million, to $14.1 million for the nine months ended September 30, 2007, from $13.6 million for the nine months ended September 30, 2006. The increase was primarily caused by increased employee group insurance of $0.4 million as a result of unfavorable claims experience.

As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses increased to 25.8% for the nine months ended September 30, 2007, from 23.5% for the nine months ended September 30, 2006.

Net Income. Net income for the nine months ended September 30, 2007 decreased by 21.7%, or $2.5 million, to $9.1 million, or $0.85 per diluted share, as compared with net income of $11.6 million, or $1.08 per diluted share, for the nine months ended September 30, 2006. Net income represents 11.1% of revenue for the nine months ended September 30, 2007, as compared to 13.5% of revenue for the nine months ended September 30, 2006.

Liquidity and Capital Resources

At September 30, 2007, we had cash and cash equivalents of $10.0 million, compared with $9.1 million at September 30, 2006. Net cash provided by operating activities for the nine months ended September 30, 2007 was $12.9 million, compared to $10.3 million for the nine months ended September 30, 2006. The increase was primarily due to a increase in customer deposits and increased collection of accounts receivable, offset by a decrease in net income.

Net cash used in investing activities totaled $1.3 million for the nine months ended September 30, 2007, compared to $1.8 million for the nine months ended September 30, 2006. We used cash for the purchase of $0.9 million of property and equipment and investments of $0.4 million.

Net cash used in financing activities totaled $10.4 million for the nine months ended September 30, 2007, compared to $11.1 million for the nine months ended September 30, 2006. We declared and paid dividends of $11.6 million during the first nine months of 2007. We received proceeds from the exercise of stock options including the related tax benefit of $1.3 million.

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

As of September 30, 2007, the Company had no borrowings and is, therefore, not subject to interest rate risks related to debt instruments.

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

COMPUTER PROGRAMS AND SYSTEMS, INC.

Date: October 19, 2007	By:	/s/ J. Boyd Douglas
J. Boyd Douglas
President and Chief Executive Officer

Date: October 19, 2007	By:	/s/ M. Stephen Walker
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