Form 10-K
period 2007-12-31
COMPUTER PROGRAMS & SYSTEMS INC
filed 2008-03-06
CIK 1169445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant at June 29, 2007 was $283,602,104.

As of March 5, 2008 the registrant had outstanding 10,826,011 shares of its common stock.

DOCUMENTS INCORPORATED BY REFERENCE IN THIS FORM 10-K:

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2008 are incorporated by reference into Part III of this report.

*	Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2008 are incorporated by reference in Part III of this Form 10-K.

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

Overview

We are a healthcare information technology company that designs, develops, markets, installs and supports computerized information technology systems to meet the unique demands of small and midsize hospitals. Our target market includes acute care community hospitals with 300 or fewer beds and small specialty hospitals. We are a single-source vendor providing comprehensive software and hardware products, complemented by data conversion, complete installation and extensive support. Our fully integrated, enterprise-wide system automates the management of clinical and financial data across the primary functional areas of a hospital. In addition, we provide services that enable our customers to outsource certain data-related business processes which we can perform more efficiently. We believe our products and services enhance hospital performance in the critical areas of clinical care, revenue cycle management, cost control and regulatory compliance. From our initial hospital installation in 1981, we have grown to serve over 600 hospital customers across 46 states and the District of Columbia. In 2007, we generated revenues of $110.0 million from the sale of our products and services.

Industry Dynamics

The healthcare industry is the largest industry in the United States economy. According to the Centers for Medicare and Medicaid Services, or “CMS,” the U.S. is projected to have spent $2.2 trillion on healthcare in 2007, or approximately 16.2% of the U.S. gross domestic product. CMS estimates that by fiscal 2016 total U.S. healthcare spending will reach $4.14 trillion, or 19.6% of the estimated U.S. gross domestic product.

Hospital services represents one of the largest categories of total healthcare expenditures. According to CMS, in fiscal 2008, spending on hospital services will amount to approximately $747.2 billion, or 31% of total healthcare expenditures. According to the American Hospital Association, there are approximately 4,900 community hospitals in the United States that are in our target market of hospitals with 300 or fewer acute care beds. In addition, there is a market of small specialty hospitals that focus on discrete medical areas such as surgery, rehabilitation and psychiatry.

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

Changing Economic Dynamics. Community hospitals typically generate a significant portion of their revenues from beneficiaries of the Medicare program. Consequently, even small changes in this federal program have a disproportionately larger impact on community hospitals as compared to larger facilities where greater portions of their revenues are typically generated from beneficiaries of private insurance programs. Medicare funding and reimbursements fluctuate year to year and, with the anticipated growth in healthcare costs, will continue to be scrutinized as the federal government attempts to control the costs and growth of the program. The Medicaid program, which is a federal/state program managed by the individual states and dependent in part on funding from the states, also continues to struggle due to the increasing cost of healthcare and limited state revenues. In addition to issues in state funding, the Deficit Reduction Act of 2005, which included cuts of $6.4 billion and $4.7 billion from Medicare and Medicaid, respectively, over the five-year period from 2006 to 2010, is cutting deeper into Medicaid reimbursements, and the gains made in Medicare reimbursements are being adversely affected.

Continued Push for Improved Patient Care. With pressure mounting to reduce medical errors and improve patient safety, hospitals are actively seeking information technology solutions for clinical decision support. This migration toward clinical decision support solutions is further supported by CMS quality initiatives. For 2008, CMS reports that Medicare inpatient rates for operating expenses will increase by 3.3% for hospitals that report quality data. Hospitals that do not report quality data will only see a 1.3% increase. We believe hospitals utilizing fully integrated enterprise-wide medical information systems that allow professionals real-time access to information such as electronic charts, treatment protocols and pathways, pharmaceutical records and treatment schedules will continue to be favored by large employers and government payers.

Emergence of Electronic Medical Records/Electronic Health Records. In 2004, George W. Bush, President of United States, launched an initiative to make electronic health records available to most Americans within 10 years. Since that time, significant progress has been made in the establishment by the federal government of a National Health Information Network. The stated goal of the national electronic health record is to bring together patient information from across the disparate healthcare vendor systems used in all of the individual hospitals, clinics and physician offices where a patient may receive healthcare services. Achievement of this ambitious goal will revolutionize the healthcare industry. Data sharing of this magnitude will increase the efficiency of healthcare delivery, support better clinical decision making, and reduce clinical errors in all participating facilities. However, the first requirement for participation in national or regional initiatives is the implementation of an electronic medical record in the individual healthcare facilities. To share patient information electronically, the information must first be captured and stored electronically. We believe hospitals utilizing fully integrated enterprise-wide medical information systems, and consequently the vendors that supply such systems, will be best positioned to participate in and benefit from national and regional initiatives. During 2007, we received certification from the Certification Commission for Healthcare Information Technology (CCHIT(SM) ) for our inpatient electronic medical record (EMR) product. CCHIT is the certification authority endorsed by a number of professional healthcare organizations for electronic health records (EHRs).

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

We believe that the CPSI solution meets this challenge. We provide fully integrated, enterprise-wide, HIPAA compliant medical information systems and services that collect, process, retain and report data in the primary functional areas of a hospital, from patient care to clinical processing to administration and accounting. As a key element of our complete solution, we provide ongoing customer service through regular interaction with customers, customer user groups and extensive customer support. Further, we offer business management services that allow customers to avoid some of the fixed costs of a business office. We are capable of providing a single-source solution for small and midsize hospitals, making us a partner in their initiatives to improve operations and medical care.

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

Deliver a Single-Source Solution. When a customer purchases the CPSI system, we provide everything necessary for the customer to implement and use our system. We deliver the application software, computer hardware, peripherals, forms and supplies used in the comprehensive information network. Our installation teams work extensively with each customer to convert existing data to the new system, to install all of the necessary equipment and to train hospital personnel to use our system. After installation, our support teams answer and address customer questions and issues related to any aspect of the system. We also offer customers additional services such as business office management, electronic billing and ISP services. We believe our single-source approach to delivering a complete information system makes our system easier and more convenient for customers to understand and manage, which results in greater customer satisfaction and retention.

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

Expand Presence in Target Market. We will continue to target small to midsize domestic hospitals of 300 or fewer acute care beds. We believe this market of over 4,900 community hospitals nationwide has been traditionally overlooked and underserved by other healthcare technology companies. In addition, a number of our customers are small specialty hospitals that focus on discrete medical areas such as surgery, rehabilitation and psychiatry. We intend to continue gaining customers from this market segment. Our system can help these smaller hospitals reduce costs and increase their operating efficiencies. We believe our personalized marketing approach and emphasis on customer relationships are attractive to the management of these hospitals. We also believe our system is well-suited to hospitals of this size because they typically demonstrate a greater commitment than larger hospitals to the concept of an enterprise-wide, fully integrated system. In addition, we will continue to sell additional services and software products to our existing customers who have not purchased our complete package of services and software applications.

Emphasize Recurring Revenue Opportunities. In addition to revenues from new system installations, we have developed and will continue to develop sources of recurring revenues. Our current principal source of recurring revenues is our support and maintenance fees paid by existing customers. As our customer base grows, our recurring revenues from support and maintenance fees should also grow. We believe growth in recurring revenues will also continue to come from our business management services, which we market to our existing customers as well as new customers. These services include electronic billing, patient statement processing, accounts receivable management, payroll processing, ISP services and web site hosting. We also provide our software products on an ASP basis. When we provide ASP services, we maintain a customer’s computer server in our facility and provide our system to the customer through remote access. Instead of the one-time system purchase price, these customers pay a monthly fee for the term of the ASP customer agreement, generating recurring revenues.

Our Products and Services

Software Systems

We offer a full array of software applications designed to streamline the flow of information to the primary functional areas of community hospitals in one fully integrated system. We intend to continue to enhance our existing software applications and develop new applications as required by evolving industry standards and the changing needs of our customers. Pursuant to our customer support agreements, we provide our customers with software enhancements and upgrades periodically on a when-and-if-available basis. See “Support and Maintenance Services.” These enhancements enable each customer, regardless of its original installation date, to have the benefit of the most advanced CPSI products available. Our software applications:

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

•     ancillary test and treatment orders

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

Medical Practice EMR

•     provides medical practices and clinics with a complete CCHITSM certified electronic medical record

•     supports patient account management and insurance processing for single and multiple practices/clinics

•     automates medical practice workflow with an interactive white board, template driven documentation, image capture/document scanning, and an integrated Superbill

•     integrated with CPSI’s ChartLink® EMR portal, the module provides immediate and secure access to the patient’s complete ambulatory and inpatient history

•     supports both hospital-based and remote practices/clinics

•     supports patient account management and insurance processing for home health agencies

•     provides complete, regulatory compliant home care tracking

•     provides for remote in-home documentation of care

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

Total System Support. We believe the quality of continuing customer support is one of the most critical considerations in the selection of an information system provider. We provide hardware, technical and software support for all aspects of our system which gives us the flexibility to take the necessary course of action to resolve any issue. Unlike our competitors who use third-party services for hardware and software support, we provide a single, convenient and efficient resource for all of our customers’ system support needs. In order to minimize the impact of a system problem, we train our customer service personnel to be technically proficient, courteous and prompt. Because a properly functioning information system is crucial to a hospital’s operations, our support teams are available 24 hours a day to assist customers with any problem that may arise. Customers can also use the Internet to directly access our support system. This allows customers to communicate electronically with our support teams at any time. With approximately 709 employees who provide customer service and support, we currently have a greater than one-to-one support staff to customer ratio.

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

Business Management Services

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

Statement Processing. Our customers may choose to have us prepare and distribute all patient billing statements. We use our knowledge of a customer’s collection system to produce statements without requiring any actions on the part of the hospital data processing personnel. Because we can connect directly with a customer’s system, the customer is not required to build and transfer files to us. All system enhancements are incorporated into the statement process without having to modify any third-party vendor interface. Like the electronic billing, this service saves the customer both time and money.

Accounts Receivable Management. We offer customers the option of using us to perform their patient billing functions and accounts receivable management. Using this service allows customers to reduce costs by employing fewer full time administrative employees.

Payroll Processing. We offer customers the option of using us to perform their payroll functions, including payroll processing, tax and deduction management, and quarterly and yearly reporting.

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

Technology

Operating Systems and Server Platform. We utilize Intel-based servers running industry standard “open systems,” including Unix, Linux and Microsoft Windows 2000 Server operating systems.

ClientWare® Networking. Our ClientWare® application integrates the UNIX and Linux systems with Microsoft operating systems. This integration brings together the strengths of both operating environments. The processing power of UNIX and Linux combined with the communication capabilities of Microsoft Windows creates an information system that allows the use of familiar “point and click” processing. This architecture also facilitates integration of other Microsoft software and provides expanded opportunities for the inclusion of new technologies without sacrificing system reliability or performance.

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

Point-of-Care Stations. We use “point-of-care stations” which allow nurses to enter information into the system at a patient’s bedside. These stations consist of compact computers on individual data entry stations that are lightweight, durable and easy to maneuver. We incorporate our wireless networking capabilities into these stations in order to provide extended range and mobility.

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

Research and Development

We are continually working to improve and enhance the CPSI system and to develop new products and services for our system. The primary source of ideas for improvements to our products and services comes from our customers through our national user group. We believe our interaction with customers and their communication with each other is the most efficient way to learn about and respond to changes in the healthcare operating environment. This approach to research and development allows us to quickly adapt to technology advances and improve our products and services to better serve the needs of our customers. Our management and customer support and service teams play a significant role in product development by continually monitoring the needs and desires of our customers and our market. In addition to our customer support and service teams, we currently have 4 employees whose primary function is the development of financial and enterprise software products, 4 program development employees for Business Management Services, and 14 employees whose primary function is the development of clinical software products. Finally, we currently have 4 research and development employees whose dedicated function is to develop new uses for and applications of technology available in the marketplace.

Customers, Sales and Marketing

Target Market. The target market for our information system consists of small and midsize hospitals of 300 or fewer acute care beds. In the United States, there are approximately 4,900 hospitals in this size range. In addition, we market our products to small specialty hospitals in the United States that focus on discrete medical areas such as surgery, rehabilitation and psychiatry. As of February 29, 2008, we had installed our system in over 600 facilities in 46 states and the District of Columbia. Approximately 94% of our existing customers are hospitals with 100 or fewer acute care beds, while approximately 99% of our existing customers are hospitals with 200 or fewer acute care beds. Our goal is to increase sales to hospitals with 100 to 300 acute care beds while maintaining our competitive position in the under 100 bed market segment.

Sales Staff. Most of our new customers are referrals from our existing customers, thereby reducing the need for a large sales force. Currently, we have 23 employees dedicated to direct sales, 10 of whom concentrate on new prospects, and 13 of whom are responsible for the sale of additional products and services to existing customers. We hire our sales representatives from our existing employees. Our current sales representatives have an average of over 13 years of experience with the company including experience in installation, training and customer support. Our sales representatives have defined geographic territories in the United States in which to target new customers. A significant portion of the compensation for all sales personnel is commission based.

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

Employees

As of February 29, 2008, we had 903 employees, all but 6 of whom are located at our offices in Mobile and Lanett, Alabama. Our employees can be grouped according to the following general categories: 629 in financial and clinical software services and support, 110 in information technology services and support, 80 in programming, 44 in sales and marketing and 40 in administration. We have 26 employees who perform research and development activities. These employees are included within the functional areas of financial and clinical software services and support and information technology services and support. Our general practice is to recruit recent college graduates for entry-level positions and then promote these individuals within the organization to fill vacancies in higher positions. We also hire nurses and other medically-trained professionals in connection with our support services.

Since 1991, we have maintained a non-qualified profit sharing plan under which all full-time employees with three years of uninterrupted service are eligible to participate, other than executive officers and commissioned salespeople. The plan is designed to provide each eligible employee with periodic cash bonuses based on our profitability. Each eligible employee receives a pro rata share of the amount of cash distributed under the profit sharing plan based on the amount of their base salary compared to the sum of the salaries of all participating employees. Our profit sharing plan is not a qualified plan for tax purposes or a guaranteed benefit. Contributions to the plan are made periodically at the discretion of the Board of Directors. During 2007, we distributed approximately $1.8 million under this profit sharing plan. We plan to continue to make distributions under the profit sharing plan based on our profitability.

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

J. Boyd Douglas – President and Chief Executive Officer. J. Boyd Douglas, age 41, has served as our President and Chief Executive Officer since May 2006. He was elected as a director in March 2002. Mr. Douglas began his career with us in August 1988 as a Financial Software Support Representative. From May 1990 until November 1994, Mr. Douglas served as Manager of Electronic Billing, and from December 1994 until June 1999, he held the position of Director of Programming Services. From July 1999 until May 2006, Mr. Douglas served as our Executive Vice President and Chief Operating Officer.

Darrell G. West – Vice President—Finance, Chief Financial Officer, Secretary and Treasurer. Darrell G. West, age 41, has served as our Vice President—Finance, Chief Financial Officer, Secretary and Treasurer since November 2007. From January 2002 until November 2007, Mr. West served as our controller with primary responsibility for all of our accounting functions.

Michael S. Jones – Executive Vice President and Chief Operating Officer. Michael S. Jones, age 34, has served as our Executive Vice President and Chief Operating Officer since May 2006. Mr. Jones began his career with us in 1994 as a Senior Research and Development Analyst in our Technical R&D Department and served as Director of Networking and Internet Services from August 2000 to May 2006.

Victor S. Schneider – Senior Vice President—Corporate and Business Development. Victor S. Schneider, age 49, has served as our Senior Vice President—Corporate and Business Development since December 2005. Mr. Schneider is responsible for revenue generation efforts, customer relations, strategic growth initiatives and positioning, and market execution. Mr. Schneider began his career with us in June 1983 as Sales Manager. He served in that capacity until January 1997 when he was promoted to Sales Director. He served as our Vice President—Sales and Marketing from July 1999 until December 2005.

Robert D. Hinckle – Vice President—Financial Software Services. Robert D. Hinckle, age 38, has served as our Vice President—Financial Software Services since October 2004. Mr. Hinckle is responsible for overseeing all aspects of the installation and support of our financial software products. Since beginning his career with us in 1995 as a Financial Software Support Representative, Mr. Hinckle has worked in various positions in our Financial Software Services Division, including Team Manager, Assistant Director and Director of that division.

Thomas W. Peterson – Senior Vice President—Clinical Services. Mr. Peterson, age 56, has served as our Senior Vice President—Clinical Services since October 2005. He served as our Vice President—Clinical Software Services from July 1999 through October 2005. Mr. Peterson is responsible for overseeing all aspects of the installation and support of our clinical software products. Since beginning his career with us in 1988 as a Clinical Software Support Representative, Mr. Peterson has worked in various positions in our Clinical Software Services Division including Manager and Director of that division.

Patrick A. Immel – Vice President—Information Technology Services. Patrick A. Immel, age 37, has served as our Vice President—Information Technology Services since January 2000. Mr. Immel is responsible for overseeing technical hardware and support and hardware research and development. Mr. Immel began his career with us in July 1993 as a Financial Software Support Representative. Since that time, Mr. Immel has served as a programmer, Manager of Technical Support and most recently as Director of Information Technology Services.

Troy D. Rosser – Vice President—Sales. Troy D. Rosser, age 43, has served as our Vice President—Sales since October 2005. Mr. Rosser is responsible for overseeing all of our sales and marketing efforts. Mr. Rosser began his career with us in March 1989 as a Financial Software Support Representative. In 1992, Mr. Rosser was transferred to the Sales and Marketing division where he has worked in various positions, including Sales Manager and, since October 2000, as Director of Sales.

Michael K. Muscat, Jr. – Vice President—Business Management Services. Michael K. Muscat, Jr., age 34, has served as our Vice President—Business Management Services since May 2006. Mr. Muscat is responsible for overseeing all aspects of the business management services we provide to our clients. Mr. Muscat began his career with us in July 1996 as a Software Support Representative. Mr. Muscat then served as a Programmer and Manager of Outsourcing Services. From June 2002 to May 2006, Mr. Muscat served as the Director of Outsourcing Services. Mr. Muscat is the son of M. Kenny Muscat, who serves as one of our directors.

Robert D. Smith – Vice President—Programming Services. Robert D. Smith, age 37, has served as our Vice President—Programming Services since May 2006. Mr. Smith is responsible for overseeing all aspects of system programming and enhancements. Since Mr. Smith began his career with us in September 1993, he has served in the capacity of Technical Support Representative, Programmer, and Programming Manager. From January 2001 to May 2006, Mr. Smith served as the Director of Programming Services.

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

The U.S. Food and Drug Administration, or the “FDA,” could become more active in regulating the use of computer software for clinical purposes. The FDA has increasingly regulated computer products and computer-assisted products as medical devices under the federal Food, Drug and Cosmetic Act, an example of which is our ImageLink® product. If the FDA regulates any more of our products as medical devices, we would likely be required to, among other things:

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

We anticipate that some of our products currently in development could be subjected to FDA regulation similar to our ImageLink® product. If any of our products fail to comply with FDA requirements, we could face FDA refusal to grant pre-market clearance or approval of products; withdrawal of existing clearances and approvals; fines, injunctions or civil penalties; recalls or product corrections; production suspensions; and criminal prosecution. FDA regulation of our products could increase our operating costs, delay or prevent the marketing of new or existing products and adversely affect our revenue growth.

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

Most of our facilities and employees are situated on one campus in Mobile, Alabama, which is located on the coast of the Gulf of Mexico. Our facilities are vulnerable to significant damage or destruction from hurricanes and tropical storms. We are also vulnerable to damage from other types of disasters, including tornadoes, fires, floods and similar events. If any disaster were to occur, our ability to conduct business at our facilities could be seriously impaired or completely destroyed. This would have adverse consequences for our customers who depend on us for system support or business management services. Also, the servers of customers who use our remote access services could be damaged or destroyed in any such disaster. This would have potentially devastating consequences to those customers. Although we have an emergency recovery plan, there can be no assurance that this plan will effectively prevent the interruption of our business due to a natural disaster. Furthermore, the insurance we maintain may not be adequate to cover our losses resulting from any natural disaster or other business interruption.

Interruptions in our power supply and/or telecommunications capabilities could disrupt our operations, cause us to lose revenues and/or increase our expenses.

We currently have backup generators to be used as alternative sources of power in the event of a loss of power to our facilities. If these generators were to fail during any power outage, we would be temporarily unable to continue operations at our facilities. This would have adverse consequences for our customers who depend on us for system support and business management services. Any such interruption in operations at our facilities could damage our reputation, harm our ability to retain existing customers and obtain new customers, and could result in lost revenue and increased insurance and other operating costs.

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

We lease approximately 16.5 acres and all of our buildings from C.P. Investments, Inc., an Alabama corporation, the stockholders of which are John Morrissey, John Heyer, Bob O’Donnell, Elissa Stillings, Kevin P. Wilkins, Tabitha M. Wilkins Olzinski, Ellen M. Harvey, Michael K. Muscat, Jr. and Susan M. Slaton. All of these individuals are either stockholders of CPSI, or, in the case of Ms. Stillings, the spouse of a stockholder. Additionally, Mr. Morrissey is one of our directors, Mr. Muscat, Jr. is one of our executive officers, and Ms. Harvey, Mr. Muscat, Jr. and Ms. Slaton are the children of one of our directors. Our leases with C.P. Investments, Inc. expire at various times between April 2012 and December 2015. We also own 11.3 acres of undeveloped real property adjacent to our primary premises in order to accommodate future growth.

On January 1, 2007, we entered into a lease with Riverside Corporation to house a call center to support the growth of our business management services. This building consists of approximately 10,000 square feet and is located in Lanett, Alabama.

We believe our existing facilities will be sufficient to meet our needs until the end of 2008. At that time we believe we may need to construct additional facilities on the undeveloped portion of our campus in order to accommodate our expansion needs.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in routine litigation that arises in the ordinary course of business. We are not currently involved in any litigation that we believe could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for CPSI Common Stock

At March 5, 2008, CPSI had 96 stockholders of record (which does not include the number of beneficial owners whose shares are held in “street” names by nominees who are record holders) and 10,826,011 shares of common stock outstanding.

CPSI common stock is listed on the NASDAQ Global Select Market under the symbol “CPSI.” The following table sets forth, for the calendar quarters indicated, the high and low sales prices per share for CPSI’s common stock on the NASDAQ Global Select Market, and the cash dividends declared per share in each such quarter:

	High	Low	Dividends Declared Per Share
2007
First Quarter	$34.07	$25.80	$0.36
Second Quarter	33.65	26.36	0.36
Third Quarter	33.56	24.85	0.36
Fourth Quarter	30.05	19.90	0.36
2006
First Quarter	$50.16	$39.66	$0.36
Second Quarter	50.93	34.91	0.36
Third Quarter	40.47	31.89	0.36
Fourth Quarter	37.59	30.47	0.36

The last reported sales price of CPSI’s common stock as reported on the NASDAQ Global Select Market on March 5, 2008 was $21.79.

Dividends

During 2006 and 2007 we paid a quarterly dividend in the amount of $0.36 per share. On January 31, 2008 we announced a dividend for the first quarter of 2008 in the amount of $0.36 per share. We believe that paying dividends is an effective way of providing an investment return to our stockholders and a beneficial use of our cash. However, the declaration of dividends by CPSI is subject to the discretion of our board of directors. Our board of directors will take into account such matters as general business conditions, our financial results and such other factors as our board of directors may deem relevant.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands except for share and per share data)
INCOME DATA:
Total sales revenue	$110,013	$115,974	$108,826	$82,664	$81,303
Total costs of sales	63,257	64,269	60,707	49,576	48,405

Gross profit	46,756	51,705	48,119	33,088	32,898
Total operating expenses	27,708	27,039	24,827	21,886	20,352

Operating income	19,048	24,666	23,292	11,202	12,546
Total other income	1,203	1,132	658	501	338

Income before taxes	20,251	25,798	23,950	11,703	12,884
Income Taxes	7,335	9,983	9,381	4,639	5,018

Net Income	$12,916	$15,815	$14,569	$7,064	$7,866

Net income per share - basic	$1.21	$1.49	$1.38	$0.67	$0.75

Net income per share - diluted	$1.20	$1.48	$1.37	$0.67	$0.75

Weighted average shares outstanding:
Basic	10,698,143	10,638,028	10,559,589	10,489,849	10,488,406
Diluted	10,740,947	10,717,865	10,646,376	10,535,555	10,536,929

	As of December 31,
	2007	2006	2005	2004	2003
BALANCE SHEET DATA
Cash and cash equivalents	$11,806	$8,760	$11,670	$13,785	$9,473
Working capital	31,216	30,563	29,308	22,480	19,676
Total assets	50,408	48,421	46,984	36,078	31,270
Total current liabilities	11,459	8,690	9,897	7,526	5,452
Total stockholders’ equity	38,378	38,706	36,388	27,834	25,752

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We sell a fully integrated, enterprise-wide financial and clinical hospital information system comprised of all necessary software, hardware, peripherals, forms and office supplies, together with comprehensive customer service and support. We also offer business management services, including electronic billing submissions, patient statement processing and accounts receivable management, as part of our overall information system solution. We believe that as our customer base grows, the demand for our business management services will also continue to grow, supporting further increases in recurring revenues.

Our system currently is installed and operating in over 600 hospitals in 46 states and the District of Columbia. Our customers consist of community hospitals with 300 or fewer acute care beds, with hospitals having 100 or fewer acute care beds comprising approximately 94% of our customers.

Overview

We have achieved a compounded annual growth rate in revenues and net income of approximately 8.3% and 3.9%, respectively, over the past five years. We installed our financial and patient accounting system in 26 new hospitals in 2007, compared with 42 in 2006.

Our gross revenues decreased 5.1% from 2006, while our net income decreased 18.3%, principally as a result of a decrease in new system sales in 2007 due to increased competition. Cash flow from operations increased 32.3% from 2006 due to improved collection and cash management efforts during the year. We continue to believe that our strong cash performance reflects both the quality of our customer service and our product offerings.

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

Business Management Services. During 2007, we changed the name of our Outsourcing Services to Business Management Services to overcome a perceived negative view of the title “Outsourcing”. There have not been any changes to the actual services we offer customers, only a change in the name under which these services are provided. All references to Outsourcing Services in previous Company filings will be included under Business Management Services in future filings. Our business management services include electronic billing, statement processing, payroll processing and business office management (primarily accounts receivable management). Most of these business management services are sold pursuant to one year customer agreements, with automatic one year renewals until terminated. Revenues from business management services are recognized when these services are performed.

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

Business Management Services. The principal cost related to our statement processing services is postage. The principal costs related to our electronic billing services are employee related expenses, such as salaries and benefits, and long distance telecommunication fees. Supplies and forms represent an additional cost associated with our business management services. These costs are expensed as incurred.

Results of Operations

The following table sets forth certain items included in our results of operations for each of the three years in the period ended December 31, 2007, expressed as a percentage of our total revenues for these periods (dollar amounts in thousands):

	Year Ended December 31,
	2007		2006		2005
	Amount	% Sales	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
System sales	$37,981	34.5%	$51,603	44.5%	$51,170	47.0%
Support and maintenance	50,478	45.9%	46,724	40.3%	43,051	39.6%
Business management services	21,554	19.6%	17,647	15.2%	14,605	13.4%

Total sales revenues	110,013	100.0%	115,974	100.0%	108,826	100.0%

Costs of sales:
System sales	30,083	27.4%	34,109	29.4%	33,295	30.6%
Support and maintenance	19,856	18.0%	19,977	17.2%	19,029	17.5%
Business management services	13,318	12.1%	10,183	8.8%	8,383	7.7%

Total costs of sales	63,257	57.5%	64,269	55.4%	60,707	55.8%

Gross profit	46,756	42.5%	51,705	44.6%	48,119	44.2%

Operating expenses:
Sales and marketing	9,400	8.6%	8,868	7.6%	7,778	7.1%
General and administrative	18,308	16.6%	18,171	15.7%	17,049	15.7%

Total operating expenses	27,708	25.2%	27,039	23.3%	24,827	22.8%

Operating income	19,048	17.3%	24,666	21.3%	23,292	21.4%

Other income (expense):
Interest income	1,203	1.1%	1,132	1.0%	653	0.6%
Miscellaneous income	—	0.0%	—	0.0%	5	0.0%

Total other income	1,203	1.1%	1,132	1.0%	658	0.6%

Income before taxes	20,251	18.4%	25,798	22.3%	23,950	22.0%

Income taxes	7,335	6.7%	9,983	8.6%	9,381	8.6%

Net income	$12,916	11.7%	$15,815	13.7%	$14,569	13.4%

2007 Compared to 2006

Revenues. Total revenues decreased by 5.1%, or $6.0 million, to $110.0 million for 2007, from $116.0 million for 2006.

System sales revenues decreased by 26.4%, or $13.6 million, to $38.0 million in 2007, from $51.6 million in 2006. We completed software system installations at 26 new hospital clients in 2007, compared to installations at 42 new hospital clients in 2006. The decrease in installations at new hospital clients in 2007 was due primarily to increased competition. System sales to existing customers in 2007 was 68% of total revenues for 2007, as compared to 25% for 2006.

Support and maintenance revenues increased by 8.0%, or $3.8 million, to $50.5 million in 2007, from $46.7 million in 2006. The increase in revenues from support and maintenance was attributable to an increase in recurring revenues as a result of a larger customer base and additional system sales to existing customers. We had 630 customers at December 31, 2007, compared to 615 at December 31, 2006. ASP services revenues increased by 17.6%, or $0.3 million, due to a net increase of 5 ASP clients in 2007. ISP services revenues remained unchanged.

Business management service revenues increased by 22.1%, or $3.9 million, to $21.6 million in 2007, from $17.6 million in 2006. Business management service revenues increased as a result of continued growth in customer demand for electronic billing, business office and statement processing services. Statement processing revenues increased 8.8% and electronic billing revenues increased 14.3%. Revenue from business office services increased 31.4%. We were providing full business management services to 19 customers at December 31, 2007, compared to 18 customers at December 31, 2006.

Costs of Sales. Total costs of sales decreased by 1.6%, or $1.0 million, to $63.3 million in 2007, from $64.3 million in 2006. As a percentage of revenues, cost of sales increased to 57.5% for 2007, from 55.4% for 2006.

Cost of system sales decreased by 11.8%, or $4.0 million, to $30.1 million for 2007, from $34.1 million for 2006. The decrease in the cost of system sales is primarily due to decreased new system sales. The gross margin on system sales decreased to 20.8% in 2007 from 33.9% in 2006. This decrease is primarily due to relatively fixed employee headcount and payroll expenses with decreased system sales. As a percentage of system sales, payroll and related expenses increased to 41.6% in 2007 from 30% in 2006, travel expense increased to 14.6% from 13.4% and cost of software increased to 3.5% from 2.4%. Cost of equipment decreased to 17.1% in 2007 from 19.0% in 2006 due to softening costs of computers and related peripheral equipment during the year. In a more competitive market for community hospital information technology systems, we seek to contain costs through hiring freezes, wage controls and more efficient use of existing personnel across installation and support functions.

Cost of support and maintenance decreased slightly to $19.9 million in 2007 from $20.0 million in 2006. The decrease in the cost of support and maintenance was caused primarily by a slight decrease in payroll, telephony and supply costs of $0.1 million. The gross margin on support and maintenance revenues increased to 60.7% for 2007, from 57.2% for 2006. The increase in the gross margin was primarily due to the addition of new customers with a proportionately smaller increase in support personnel and more efficient use of system installation personnel in support functions.

Our costs associated with business management services increased 30.8%, or $3.1 million, to $13.3 million in 2007, from $10.2 million in 2006. The increase in the cost of business management services was primarily due to increased payroll related expense of $2.3 million due to additional employees hired to support our growing business office management services. Postage costs increased $0.6 million as a result of an increase in transaction volumes of our statement processing services as well as a postage rate increase in May of 2007. The gross margin on business management services decreased to 38.2% for 2007, from 42.3% for 2006.

Sales and Marketing Expenses. Sales and marketing expenses increased 6.0%, or $0.5 million, to $9.4 million in 2007, from $8.9 million in 2006. The increase in sales and marketing expenses was attributable to increased payroll related expenses of $0.2 million and travel related expenses of $0.3 million.

General and Administrative Expenses. General and administrative expenses increased by 0.8%, or $0.1 million, to $18.3 million for 2007, from $18.2 million for 2006. The increase in general and administrative expenses was due to increases in taxes and licenses of $0.2 million, bad debt expense of $0.2 million, employee group and commercial insurance of $0.1 million, retirement plan contributions of $0.1 million and occupancy costs of $0.1 million. These increases were offset by decreases in payroll related expense of $0.4 million and customer user group meeting expense of $0.3 million.

As a result of the foregoing factors, income before taxes decreased by 21.5%, or $5.5 million, to $20.3 million for 2007, from $25.8 million for 2006.

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

Business management service revenues increased by 20.8%, or $3.0 million, to $17.6 million in 2006, from $14.6 million in 2005. Business management services revenues increased as a result of continued growth in customer demand for electronic billing and statement processing services. Statement processing revenues increased 13.5% and electronic billing revenues increased 15.4%. Revenue from business office management services increased 27.9%. We were providing full business office services to 18 customers at December 31, 2006, compared to 10 customers at December 31, 2005.

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

Our costs associated with business management services increased 21.5%, or $1.8 million, to $10.2 million in 2006, from $8.4 million in 2005. The increase in the cost of business management services was primarily due to increased payroll related expense of $1.3 million due to the full-year expense of additional employees hired during 2005 and additional employees hired in 2006 to support our business office services. Postage costs increased $0.5 million as a result of an increase in transaction volumes of our statement processing services. The gross margin on business management services decreased slightly to 42.3% for 2006, from 42.6% for 2005.

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

General and Administrative Expenses. General and administrative expenses increased by 6.6%, or $1.2 million, to $18.2 million for 2006, from $17.0 million for 2005. The increase in general and administrative expenses was due primarily to increases in employee group insurance of $0.7 million, stock compensation expense of $0.5 million, user group expenditures of $0.3 million and rent expense of $0.2 million. Additional expense increases included $0.2 million for various general expenses and $0.1 million for depreciation. The increases were offset by a decrease of $0.7 million in bad debt expense and a decrease in professional fees of $0.2 million.

As a result of the foregoing factors, income before taxes increased by 7.7%, or $1.9 million, to $25.8 million for 2006, from $23.9 million for 2005.

Liquidity and Capital Resources

As of December 31, 2007, we had $11.8 million in cash and cash equivalents. This cash reserve plus cash generated from our normal operating activities should be adequate to fund our business for the foreseeable future. Our principal source of liquidity has been cash provided by operating activities. Cash provided by operating activities has been used primarily to fund the growth in our business and return cash to our shareholders in the form of dividends. Because of our strong cash position, our board of directors decided to begin paying a quarterly dividend in 2003. We declared and paid dividends in the aggregate amount of $15.5 million, $15.5 million and $9.3 million in 2007, 2006 and 2005, respectively. We believe that paying dividends is an effective way of providing an investment return to our stockholders and a beneficial use of our cash.

Net cash provided by operating activities totaled $19.1 million, $14.5 million and $17.8 million for 2007, 2006 and 2005, respectively. The increase in net cash provided by operating activities in 2007 predominantly resulted from an increase in deferred revenue, an increase in income tax and accounts payable, and a decrease in financing receivables.

Net cash used in investing activities totaled $1.8 million, $2.4 million and $12.9 million for 2007, 2006 and 2005, respectively. In 2007, we purchased $1.2 million of property and equipment. We also purchased investments in the amount of $0.6 million which are classified as available for sale. In 2006, we purchased investments in the amount of $0.4 million which are classified as available for sale. We also purchased $2.1 million of property and equipment. In 2005, we used cash of $10.3 million for the purchase of investments and $2.5 million for the purchase of property and equipment.

Net cash used in financing activities totaled $14.3 million, $14.9 million and $7.1 million for 2007, 2006 and 2005, respectively. During 2007, we declared and paid dividends in the aggregate amount of $15.5 million. We also received proceeds of $1.0 million and a tax benefit of $0.2 million from the exercise of employee stock options. During 2006, we declared and paid dividends in the aggregate amount of $15.5 million. We also received proceeds of $0.3 million and a tax benefit of $0.2 million from the exercise of employee stock options. During 2005, we declared and paid dividends in the aggregate amount of $9.3 million and received proceeds of $2.2 million from the exercise of employee stock options.

Our days sales outstanding for the years 2007, 2006 and 2005 were 48, 43 and 40 days, respectively.

We currently do not have a bank line of credit or other credit facility in place. Because we have no debt, we are not subject to contractual restrictions or other influences on our operations, such as payment demands and restrictions on the use of operating funds that are typically associated with debt. If we borrow money in the future, we will likely be subject to operating and financial covenants that could limit our ability to operate as profitably as we have in the past. Defaults under applicable loan agreements could result in the demand by lenders for immediate payment of substantial funds and substantial restrictions on expenditures, among other things.

Related Party Transactions

We lease our corporate headquarters campus from C.P. Investments, Inc., an Alabama corporation, the stockholders of which are John Morrissey, John Heyer, Bob O’Donnell, Elissa Stillings, Kevin P. Wilkins, Tabitha M. Wilkins Olzinski, Ellen M. Harvey, Michael K. Muscat, Jr. and Susan M. Slaton. All of these individuals are either stockholders of CPSI, or, in the case of Ms. Stillings, the spouse of a stockholder. Additionally, Mr. Morrissey is one of our directors, Mr. Muscat, Jr. is one of our executive officers, and Ms. Harvey, Mr. Muscat, Jr. and Ms. Slaton are the children of one of our directors. In 2007, we made total lease payments in the amount of $1,700,382 to C.P. Investments, Inc. Under these lease agreements, we expect to make annual lease payments in 2008 in the amount of $1,697,484, subject to adjustment as set forth in the agreements. The annual rent payable under these leases has been determined by an independent, third-party appraisal firm. The parties may agree, from time to time, to make adjustments in the annual rent payable under these leases based on subsequent third-party appraisals.

Contractual Obligations

Our real estate leases, most of which are with related parties as described above, are our only material contractual obligations requiring payments in the future. Our payments under these leases subsequent to December 31, 2007, will be as follows:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Operating Lease Obligations	$8,190,682	1,728,684	3,394,968	2,432,724	634,306

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

Backlog

Backlog consists of revenues we reasonably expect to recognize over the next twelve months under existing contracts. The revenues to be recognized may relate to a combination of one-time fees for system sales, and recurring fees for support, business management, ASP and ISP services. As of December 31, 2007, we had a twelve-month backlog of approximately $17.5 million in connection with non-recurring system purchases and approximately $71.4 million in connection with recurring payments under support, business management, ASP and ISP contracts.

Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk relates primarily to the potential change in the value of our investment portfolio as a result of fluctuations in interest rates. The primary purpose of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk of loss. As of December 31, 2007, our investment portfolio consisted of a variety of financial instruments, including, but not limited to, money market securities and high quality government, municipal and corporate obligations. It is our intent to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We do not hold financial instruments for trading or other speculative purposes. The securities in our investment portfolio are classified as available-for-sale and, consequently, are recorded on our balance sheet at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

We believe that the market risk arising from our holdings of these financial instruments is minimal. Due to the conservative allocation of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. Additionally, since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio. We do not utilize derivative financial instruments to manage our interest rate risks.

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of December 31, 2007 and 2006.

	Aggregate Fair Value		Weighted Average Interest Rate
	2007	2006	2007	2006
Cash and Cash Equivalents:
Cash	$6,124,302	$3,335,276	—	—
Money market funds	58,836	57,490	4.32%	4.70%
Certificates of deposit	5,622,879	5,367,356	4.69%	5.43%

Total cash and cash equivalents	$11,806,017	$8,760,122

Short-Term Investments: (1)
Accrued Income	$152,569	$126,046	—	—
Money market funds	224,791	92,717	4.57%	4.99%
Obligations of U.S. Treasury, U.S. government corporations and agencies	2,772,407	1,288,521	3.91%	3.87%
Corporate bonds	1,298,537	1,990,524	4.41%	4.76%

Total short-term investments	$4,448,304	$3,497,808

Long-Term Investments: (2)
Obligations of U.S. Treasury, U.S. government corporations and agencies	$2,854,310	$3,727,957	4.81%	4.20%
Mortgage backed securities	297,661	378,101	5.00%	5.00%
Municipal obligations	800,000	600,000	3.55%	3.34%
Corporate debt securities	2,952,182	2,514,086	4.74%	4.58%

Total long-term investments	$6,904,153	$7,220,144

(1)	Reflects instruments with a contractual maturity of less than one year.
(2)	Reflects instruments with a contractual maturity of one year or more.

Recent Accounting Pronouncements

Reference is made to Note 2 to the financial statements for a discussion of accounting pronouncements that have been recently issued which we have not yet adopted.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is contained in Item 7 herein under the heading “Quantitative and Qualitative Disclosures about Market Risk.”

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

Management assessed the effectiveness of CPSI’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management believes that CPSI maintained effective internal control over financial reporting as of December 31, 2007.

REPORT OF GRANT THORNTON LLP, INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM, ON FINANCIAL STATEMENTS

Board of Directors and Shareholders

Computer Programs and Systems, Inc.

We have audited the accompanying balance sheets of Computer Programs and Systems, Inc. as of December 31, 2007 and 2006, and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 8 Schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Computer Programs and Systems, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 2 and 6 to the financial statements, the Company changed its method of accounting for stock-based compensation with the adoption of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share Based Payment” effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Computer Programs and Systems, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 21, 2008 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Atlanta, Georgia February 21, 2008

REPORT OF GRANT THORNTON LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING

FIRM, ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders

Computer Programs and Systems, Inc.

We have audited Computer Programs and Systems, Inc’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Computer Programs and Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

In our opinion, Computer Programs and Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Computer Programs and Systems, Inc. as of December 31, 2007 and 2006, and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 21, 2008 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Atlanta, Georgia February 21, 2008

COMPUTER PROGRAMS AND SYSTEMS, INC

Balance Sheets

	December 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$11,806,017	$8,760,122
Investments	11,352,457	10,717,952
Accounts receivable, net of allowance for doubtful accounts of $949,000 and $814,000, respectively	14,333,934	14,095,791
Financing receivables, current portion	1,734,954	2,177,430
Inventories	1,450,164	1,668,119
Deferred tax assets	1,393,602	1,406,279
Prepaid income taxes	—	107,426
Prepaid expenses	505,565	319,533

Total current assets	42,576,693	39,252,652
Property and equipment
Land	936,026	936,026
Maintenance equipment	3,821,013	4,446,419
Computer equipment	5,663,741	6,440,844
Office furniture and equipment	1,576,728	1,940,853
Automobiles	132,926	132,926

	12,130,434	13,897,068
Less accumulated depreciation	(6,621,407)	(7,641,868)

Net property and equipment	5,509,027	6,255,200
Financing receivables	2,322,471	2,396,764

Total assets	$50,408,191	$47,904,616

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,716,882	$1,204,279
Deferred revenue	3,580,709	2,274,592
Accrued vacation	2,112,256	2,053,288
Income taxes payable	541,987	—
Other accrued liabilities	3,506,845	3,157,585

Total current liabilities	11,458,679	8,689,744

Deferred tax liabilities	571,142	508,382

Stockholders’ equity:
Common stock, $0.001 par value; 30,000,000 shares authorized; 10,807,444 and 10,756,381 shares issued and outstanding	10,807	10,756
Additional paid-in capital	24,658,818	22,427,967
Accumulated other comprehensive income (loss)	44,825	(7,333)
Retained earnings	13,663,920	16,275,100

Total stockholders’ equity	38,378,370	38,706,490

Total liabilities and stockholders’ equity	$50,408,191	$47,904,616

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Statements of Income

	Year ended December 31,
	2007	2006	2005
Sales revenues:
System sales	$37,981,258	$51,602,788	$51,170,351
Support and maintenance	50,477,558	46,724,345	43,050,811
Business management services	21,553,979	17,646,684	14,604,433

Total sales revenues	110,012,795	115,973,817	108,825,595

Costs of sales:
System sales	30,082,999	34,108,712	33,295,030
Support and maintenance	19,856,210	19,976,670	19,028,516
Business management services	13,317,539	10,183,221	8,382,478

Total costs of sales	63,256,748	64,268,603	60,706,024

Gross profit	46,756,047	51,705,214	48,119,571

Operating expenses:
Sales and marketing	9,400,341	8,867,860	7,777,557
General and administrative	18,308,107	18,171,784	17,049,626

Total operating expenses	27,708,448	27,039,644	24,827,183

Operating income	19,047,599	24,665,570	23,292,388

Other income (expense):
Interest income	1,203,332	1,131,906	652,806
Miscellaneous income	—	—	5,306

Total other income	1,203,332	1,131,906	658,112

Income before taxes	20,250,931	25,797,476	23,950,500

Income taxes	7,335,323	9,982,931	9,381,327

Net income	$12,915,608	$15,814,545	$14,569,173

Net income per share - basic	$1.21	$1.49	$1.38

Net income per share - diluted	$1.20	$1.48	$1.37

Weighted average shares outstanding
Basic	10,698,143	10,638,028	10,559,589
Diluted	10,740,947	10,717,865	10,646,376

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Statements of Stockholders’ Equity

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income(Loss)	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2004	10,489,849	$10,490	$17,292,079	$(123,345)	$—	$10,654,665	$27,833,889

Net income	—	—	—	—	—	14,569,173	14,569,173
Issuance of common stock	135,052	135	2,228,223	—	—	—	2,228,358
Unrealized loss on investments held for sale, net of tax of $43,460	—	—	—	—	(67,979)	—	(67,979)
Dividends	—	—	—	—	—	(9,282,298)	(9,282,298)
Income tax benefit from stock option exercises	—	—	1,055,966	—	—	—	1,055,966
Amortization of deferred compensation	—	—	—	51,040	—	—	51,040

Balance at December 31, 2005	10,624,901	$10,625	$20,576,268	$(72,305)	$(67,979)	$15,941,540	$36,388,149

Net income	—	—	—	—	—	15,814,545	15,814,545
Issuance of common stock	154,779	155	337,636	—	—	—	337,791
Forfeiture of restricted stock	(23,299)	(24)	24	—	—	—	—
Unrealized gain on investments held for sale, net of tax of $38,753	—	—	—	—	60,646	—	60,646
Stock-based compensation	—	—	1,376,177	—	—	—	1,376,177
Dividends	—	—	—	—	—	(15,480,985)	(15,480,985)
Income tax benefit from stock option exercises	—	—	210,167	—	—	—	210,167
Adoption of SFAS No. 123R	—	—	(72,305)	72,305	—	—	—

Balance at December 31, 2006	10,756,381	$10,756	$22,427,967	$—	$(7,333)	$16,275,100	$38,706,490

Net income	—	—	—	—	—	12,915,608	12,915,608
Issuance of common stock	60,383	60	996,499	—	—	—	996,559
Forfeiture of restricted stock	(9,320)	(9)	9	—	—	—	—
Unrealized gain on investments held for sale, net of tax of $33,449	—	—	—	—	52,158	—	52,158
Stock-based compensation	—	—	1,024,975	—	—	—	1,024,975
Dividends	—	—	—	—	—	(15,526,788)	(15,526,788)
Income tax benefit from stock option exercises	—	—	209,368	—	—	—	209,368

Balance at December 31, 2007	10,807,444	$10,807	$24,658,818	$—	$44,825	$13,663,920	$38,378,370

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Statements of Cash Flows

	Year ended December 31,
	2007	2006	2005
Operating Activities
Net income	$12,915,608	$15,814,545	$14,569,173
Adjustments to net income:
Provision for bad debt	90,017	(52,004)	703,736
Deferred taxes	41,988	(434,332)	219,406
Stock based compensation	1,024,975	1,376,176	51,040
Income tax benefit from stock option exercises	(209,368)	(210,167)	1,055,966
Depreciation	1,968,501	1,976,319	1,797,289
Changes in operating assets and liabilities:
Accounts receivable	(328,160)	(1,629,990)	(1,353,068)
Financing receivables	516,769	(1,800,496)	(1,181,881)
Inventories	217,955	320,065	(513,018)
Prepaid expenses	(186,032)	(54,405)	172,588
Accounts payable	512,603	(846,916)	1,081,741
Deferred revenue	1,306,117	(1,011,086)	683,443
Other liabilities	408,228	650,277	606,781
Income taxes payable	858,781	371,062	(96,747)

Net cash provided by operating activities	19,137,982	14,469,048	17,796,449

Investing Activities
Purchases of property and equipment	(1,222,328)	(2,058,482)	(2,515,311)
Purchases of investments	(548,898)	(387,108)	(10,342,885)

Net cash used in investing activities	(1,771,226)	(2,445,590)	(12,858,196)

Financing Activities
Proceeds from exercise of stock options, net	996,559	337,792	2,228,358
Dividends paid	(15,526,788)	(15,480,985)	(9,282,298)
Income tax benefit from stock option exercises	209,368	210,167	—

Net cash used in financing activities	(14,320,861)	(14,933,026)	(7,053,940)

Increase (decrease) in cash and cash equivalents	3,045,895	(2,909,568)	(2,115,687)

Cash and cash equivalents at beginning of year	8,760,122	11,669,690	13,785,377

Cash and cash equivalents at end of year	$11,806,017	$8,760,122	$11,669,690

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$6,434,464	$10,046,201	$8,202,702

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007

1. NATURE OF OPERATIONS

Computer Programs and Systems, Inc. (CPSI or the Company) is a healthcare information technology solutions provider which was formed and commenced operations in 1979. The Company provides, on an integrated basis, enterprise-wide clinical management, access management, patient financial management, health information management, strategic decision support, resource planning management and enterprise application integration solutions to healthcare organizations throughout the United States. Additionally, CPSI provides other information technology solutions including business management services, remote hosting, networking technologies and other related services. The Company operates in a single segment reporting to the chief executive officer, based on the criteria of Statement of Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information.

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

Investments are comprised of the following at December 31, 2007:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short term investments	$377,360	$—	$—	$377,360
Obligations of U.S. Treasury, U.S. government corporations and agencies	5,571,662	55,860	804	5,626,718
Mortgaged backed securities	298,097	—	436	297,661
Municipal obligations	800,000	—	—	800,000
Corporate bonds	4,219,731	36,840	5,853	4,250,718

	$11,266,850	$92,700	$7,093	$11,352,457

Shown below are the amortized cost and estimated fair value of securities with fixed maturities at December 31, 2007, by contract maturity date. Actual maturities may differ from contractual maturities because issuers of certain securities retain early call or prepayment rights.

	Amortized Cost	Fair Value
Due in 2008	$4,048,955	$4,070,944
Due in 2009	5,148,249	5,207,714
Due in 2010	594,189	598,778
Due thereafter	1,098,097	1,097,661

	$10,889,490	$10,975,097

Investments are comprised of the following at December 31, 2006:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short term investments	$218,763	$—	$—	$218,763
Obligations of U.S. Treasury, U.S. government corporations and agencies	5,019,979	21,591	25,092	5,016,478
Mortgaged backed securities	385,384	—	7,282	378,102
Municipal obligations	600,000	—	—	600,000
Corporate bonds	4,505,868	14,890	16,149	4,504,609

	$10,729,994	$36,481	$48,523	$10,717,952

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

•	the provision of business management services, which includes electronic billing, statement processing, payroll processing and accounts receivable management.

The Company enters into contractual obligations to sell hardware, perpetual software licenses, installation and training services, and maintenance services. Revenue from hardware sales is recognized upon shipment, when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. Revenue from the perpetual software licenses and installation and training services are recognized using the residual method. The residual method allocates an amount of the arrangement to the elements for which fair value can be determined and any remaining arrangement consideration (the “residual revenue”) is then allocated to the delivered elements. The fair value of maintenance services is determined based on vendor specific objective evidence (“VSOE”) of fair value and is deferred and recognized as revenue ratably over the maintenance term. VSOE of fair value of maintenance services is determined by reference to the price the Company’s customers are required to pay for the services when sold separately via renewals. The residual revenue is allocated to the perpetual license and installation and training services and is recognized over the term that the installation and training services are performed for the entire arrangement. The method of recognizing revenue for the perpetual license for the associated modules included in the arrangement and related installation and training services over the term the services are performed is on a module by module basis as the respective installation and training for each specific module is completed as this is representative of the pattern of provision of these services. The installation and training services are normally completed in three to four weeks.

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

Revenue for ISP and business management services are recognized in the period in which the services are performed.

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

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs totaled approximately $1,881,000, $1,385,000 and $1,177,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Research and development expense is included in cost of support and maintenance in the accompanying statements of income.

Advertising

Advertising costs are expensed as incurred. Advertising expense was approximately $15,000, $5,000 and $50,000, for the years ended December 31, 2007, 2006 and 2005, respectively, and are recorded in sales and marketing expenses in the accompanying statements of income.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and included in general and administrative expenses. Shipping and handling costs totaled approximately $1,074,000, $974,000 and $954,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently in the process of assessing the impact that the adoption of SFAS 157 will have on its financial condition and results of operations.

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

In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF No. 07-3”). EITF No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF No. 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company is currently in the process of assessing the impact that the adoption of EITF No. 07-3 will have on its financial condition and results of operations.

In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF No. 06-11). EITF No. 06-11 requires that the income tax benefits from dividends on equity-classified employee share-based payment awards be reflected as an increase in paid-in capital. EITF No. 06-11 is effective on a prospective basis for the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The Company is currently in the process of assessing the impact that the adoption of EITF No. 06-11 will have on its financial condition and results of operations.

3. DETAILS OF BALANCE SHEET AMOUNTS

Other accrued liabilities are comprised of the following at December 31, 2007 and 2006:

	2007	2006
Salaries and Benefits	$2,560,116	$2,275,743
Commissions	392,033	389,597
Self-Insurance reserves	388,400	440,100
Other	166,296	52,145

	$3,506,845	$3,157,585

4. NET INCOME PER SHARE

The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. The difference between basic and diluted EPS is solely attributable to stock options. The Company uses the treasury stock method to calculate the impact of outstanding stock options. For the years ended December 31, 2007, 2006, and 2005 these dilutive shares were 42,804, 79,837, and 86,787 respectively.

The effect of 79,487, and 111,009 unvested shares of restricted stock was excluded from the calculation of EPS as inclusion of these securities would be anti-dilutive for the years ended December 31, 2007 and 2006, respectively.

5. INCOME TAXES

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). We previously had accounted for tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with the FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

At the adoption date of January 1, 2007, we applied FIN 48 to all tax positions for which the statute of limitations remained open and had no unrecognized tax benefits which would affect our effective tax rate if recognized. We also had no unrecognized tax benefits as of December 31, 2007.

The Company classifies interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of December 31, 2007, we had no accrued interest or penalties related to uncertain tax positions. The tax year 2006 federal return remains open to examination and the tax years 2003 – 2006 remain open to other taxing jurisdictions to which we are subject.

The Company provides for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Deferred tax assets and liabilities are comprised of the following at December 31, 2007 and 2006:

	2007	2006
Deferred tax assets:
Accounts receivable	$369,998	$317,352
Accrued vacation	823,780	800,782
Stock compensation	519,571	516,811
Other comprehensive income	—	4,707
Accrued liabilities	227,031	283,438

Total deferred tax assets	$1,940,380	$1,923,090

Deferred tax liabilities:
Deferred compensation	$—	$8,294
Other comprehensive income	33,449	—
Depreciation	1,090,713	1,016,900

Total deferred tax liabilities	$1,124,162	$1,025,194

Significant components of the income tax provision for the year ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Current provision:
Federal	$5,834,031	$8,555,098	$7,551,987
State	1,459,304	1,862,165	1,609,934
Deferred provision:
Federal	37,524	(389,785)	198,615
State	4,464	(44,547)	20,791

Total income tax provision	$7,335,323	$9,982,931	$9,381,327

The difference between income taxes at the U.S. federal statutory income tax rate of 35% and those reported in the statement of income for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Income taxes at U. S. Federal statutory rate	$7,087,826	$9,029,117	$8,382,675
State income tax, net of federal tax effect	934,122	1,160,461	1,067,247
Impact of tax credits	(428,461)	(197,249)	(222,301)
Other	(258,164)	(9,398)	153,706

	$7,335,323	$9,982,931	$9,381,327

6. STOCK BASED COMPENSATION

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

The following table shows total stock-based compensation expense for the years ended December 31, 2007 and 2006, included in the Statement of Income:

	2007	2006
Costs of sales	$419,523	$587,560
Operating expenses	605,452	788,617

Pre-tax stock-based compensation expense	1,024,975	1,376,177
Less: income tax effect	404,865	538,086

Net stock-based compensation expense	620,110	838,091

Basic and diluted per share impact	$0.06	$0.08

Prior to adopting SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of adopting SFAS 123R, $209,368 and $210,167 of excess tax benefits for the years ended December 31, 2007 and 2006, respectively, have been classified as a financing cash inflow.

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

As required under SFAS 123R, the reported net income and earnings per share for the year ended December 31, 2005 has been presented to reflect the impact had the Company been required to include the amortization of the Black-Scholes option value as an expense. The pro forma amounts are as follows:

December 31, 2005
Net income as reported	$14,569,173
Add: Stock-based compensation expense, net of tax, included in reported net income	31,900
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(257,308)

Pro forma net income	$14,343,765

Basic income per share as reported	$1.38

Diluted income per share as reported	$1.36

Pro forma basic income per share	$1.37

Pro forma diluted income per share	$1.36

A summary of stock option activity under the plan is as follows:

	2007		2006		2005
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	222,597	$16.50	251,519	$16.50	399,948	$16.50
Granted	—	—	—	—	—	—
Exercised	(60,383)	16.50	(20,471)	16.50	(135,052)	16.50
Forfeited	(9,770)	16.50	(8,451)	16.50	(13,377)	16.50

Outstanding at end of year	152,444	$16.50	222,597	$16.50	251,519	$16.50

Exercisable at end of year	152,444	$16.50	35,516	$16.50	51,666	$16.50

Shares available for future grants under the plan as end of year		495,134		485,364		476,913

Weighted-average grant date fair value		$—		$—		$—

Weighted-average remaining contractual life		1.5		2.5		3.5

Aggregate intrinsic value outstanding options		$951,251

Aggregate intrinsic value exercisable options		$951,251

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading date of the fourth quarter of 2007 and the exercise price, multiplied by the number of options). The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The aggregate intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $823,493, $533,285 and $2,678,576, respectively.

As of December 31, 2007, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the existing stock option plan.

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

On October 31, 2007, the Company’s CFO, M. Stephen Walker resigned his position as CFO. Upon resignation, 9,320 shares of restricted stock which had been granted to him under the 2005 Restricted Stock Plan were forfeited. The forfeiture of these shares resulted in the reversal of previously recognized stock compensation expense of $91,663.

	Shares	Weigted-Average Grant-Date Fair Value
Nonvested stock outstanding at January 1, 2006	—	$—
Granted	134,308	42.81
Vested	—	—
Forfeited	23,299	42.91

Nonvested stock outstanding at December 31, 2006	111,009	42.77

Granted	—	—
Vested	22,202	42.81
Forfeited	9,320	42.91

Nonvested stock outstanding at December 31, 2007	79,487	$42.77

As of December 31, 2007, there was $2,465,957 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Restricted Stock Plan. This cost is expected to be recognized over a weighted-average period of 3.1 years.

Deferred Compensation

On May 17, 2002, Kenny Muscat, one of the Company’s directors and a principal stockholder, sold 66,667 shares of common stock to J. Boyd Douglas, Jr., one of the Company’s directors and its Chief Executive Officer (CEO), for a price of $13.20 per share. The share price was determined by an independent valuation of the fair market value of the shares. A promissory note was delivered for the entire purchase price. The promissory note bore interest at the applicable rate for federal income tax purposes, and the entire principal balance was due five years after the date of the stock sale. As a part of the same transaction, Mr. Muscat also transferred to Mr. Douglas 19,333 shares of common stock for $1.00. These shares were subject to a mandatory transfer obligation under which Mr. Douglas would have been required to transfer the shares back to Mr. Muscat in the event Mr. Douglas’ employment with the Company terminated for certain reasons prior to the fifth anniversary of the transaction date. The mandatory transfer obligation lapsed as to 20% of the shares on each anniversary of the transaction date over the five year restriction period.

As a result of this transaction, the Company recorded deferred compensation expense of $255,196, representing the excess of the fair market value of the 19,333 shares transferred by Mr. Muscat to Mr. Douglas. The Company amortized the deferred compensation expense over 20 fiscal quarters, recognizing pre-tax compensation expense of $12,760 per quarter for the first two quarters of 2007.

7. CONCENTRATION OF CREDIT RISK

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

8. FAIR VALUES OF FINANCIAL INSTRUMENTS

Cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities are reflected in the accompanying financial statements at cost, which approximates fair value because of the short-term maturity of these instruments. Investments are reflected in the accompanying financial statements at current market value. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, at December 31, 2007 and 2006 the fair values of the financing receivables approximate book value.

9. FINANCING RECEIVABLES

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

The components of these lease receivables were as follows on December 31:

	2007	2006
Total minimum lease payments receivable	$3,695,800	$3,605,515
Less unearned income	(379,276)	(516,785)

Lease receivables	3,316,524	3,088,730
Less current portion	(994,053)	(691,966)

Amounts due after one year	$2,322,471	$2,396,764

Future minimum lease payments to be received at December 31, 2007 are as follows:

2008	$1,161,640
2009	969,322
2010	757,106
2011	377,945
2012	195,963
Thereafter	233,824

Total minimum lease payments to be received	3,695,800
Less unearned income	(379,276)

Net leases receivable	$3,316,524

The Company has also sold information and patient care systems to certain healthcare providers under extended payment terms. These receivables, included in current portion of financing receivables, typically have terms from 3 to 12 months. Total amounts receivable under these arrangements at December 31, 2007 and 2006 were $740,901 and $1,485,464, respectively.

10. BENEFIT PLANS

In January 1994, the Company adopted the Computer Programs & System, Inc. 401(k) Retirement Plan that covers all eligible employees of the Company who have completed one year of service. The plan allows eligible employees to contribute up to 15% of their pre-tax earnings up to the statutory limit prescribed by the Internal Revenue Service. The Company matches the first $1,000 contribution per participant plus a discretionary amount determined by the Company. The Company contributed approximately $1,223,000, $1,154,000 and $1,000,000 to the plan for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company provides certain health and medical benefits to eligible employees, their spouses and dependents pursuant to a benefit plan funded by the Company. Each participating employee contributes to the Company’s costs associated with such benefit plan. The Company’s obligation to fund this benefit plan and pay for these benefits is limited through the Company’s purchase of an insurance policy from a third-party insurer. The amount established as a reserve is intended to recognize the Company’s estimated obligations with respect to its payment of claims and claims incurred but not yet reported under the benefit plan. Management believes that the recorded liability for medical self-insurance at December 31, 2007 and 2006 is adequate to cover the losses and claims incurred, but these reserves are necessarily based on estimates and the amount ultimately paid may be more or less than such estimates.

11. OPERATING LEASES

The Company leases certain real property, almost all of which is owned by entities that are owned by one or more stockholders of the Company. The lease agreements have terms of ten years and expire on or before December 2015. For the second five years of the leases, the rental may be adjusted with consent of the landlord and the Company. If mutual consent cannot be obtained, the rental for the second five years will remain the same as the first five years. For the years ended December 31, 2007, 2006 and 2005 total rent expense paid to related parties was approximately $1,700,000, $1,694,000 and $1,492,000, respectively.

The future minimum lease payments payable under operating leases subsequent to December 31, 2007 are as follows:

2008	$1,728,684
2009	1,697,484
2010	1,697,484
2011	1,697,484
2012	735,240
Thereafter	634,306

$8,190,682

12. CONTINGENCIES

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. Management does not expect this to have a material adverse effect on the Company’s financial statements.

13. COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, requires the disclosure of certain revenue, expenses, gains and losses that are excluded from net income in accordance with accounting principles generally accepted in the United States of America. Total comprehensive income for the years ended December 31, 2007, 2006 and 2005 is as follows:

	Year ended December 31,
	2007	2006	2005
Net income as reported	$12,915,608	$15,814,545	$14,569,173
Other comprehensive income:
Unrealized gain (loss) on investments, net of taxes	52,158	60,646	(67,979)

Total comprehensive income	$12,967,766	$15,875,191	$14,501,194

14. SUBSEQUENT EVENTS

On January 23, 2008, the Compensation Committee of the Board of Directors approved the grant of shares of restricted stock to Darrell G. West, the Company’s Vice President – Finance and Chief Financial Officer, under the Company’s 2005 Restricted Stock Plan. The restricted stock will vest in five equal annual installments commencing January 30, 2009. Under SFAS No. 123R, the Company estimates this grant will result in compensation expense of approximately $42,000, net of taxes, in 2008.

On January 31, 2008, the Company announced a dividend for the first quarter of 2008 in the amount of $0.36 per share.

15. QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a summary of our results of operations for our eight most recent quarters ended December 31, 2007. The information for each of these quarters is unaudited and has been prepared on a basis consistent with the audited financial statements. This information includes all adjustments, consisting only of normal recurring adjustments, we consider necessary for fair presentation of this information when read in conjunction with the audited financial statements and related notes. Our operating results have varied on a quarterly basis and may fluctuate significantly in the future.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands except for share and per share data)
Year Ended December 31, 2007
Sales revenues	$25,946	$27,963	$27,992	$28,111
Gross profit	10,653	11,896	11,839	12,368
Operating income	3,685	4,824	4,732	5,806
Net income	2,560	3,302	3,228	3,827
Net income per share
Basic	0.24	0.31	0.30	0.36
Diluted	0.24	0.31	0.30	0.36
Weighted average shares outstanding
Basic	10,664,009	10,682,876	10,718,643	10,726,134
Diluted	10,718,458	10,732,503	10,757,137	10,755,108

Year Ended December 31, 2006
Sales revenues	$29,537	$28,985	$27,270	$30,182
Gross profit	13,651	12,964	11,342	13,748
Operating income	6,460	6,421	4,956	6,829
Net income	4,093	4,085	3,424	4,213
Net income per share
Basic	0.38	0.38	0.32	0.40
Diluted	0.38	0.38	0.32	0.39
Weighted average shares outstanding
Basic	10,628,591	10,637,288	10,641,509	10,644,570
Diluted	10,715,209	10,718,971	10,713,520	10,713,667

SCHEDULE II

COMPUTER PROGRAMS AND SYSTEMS, INC.

VALUATION AND QUALIFYING ACCOUNTS

Description		Balance at beginning of period	(1) Additions charged to cost and expenses	(2) Deductions	Balance at end of period
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet	2005	1,636,000	704,000	1,636,000	704,000
	2006	704,000	(52,000)	(162,000)	814,000
	2007	814,000	90,000	(45,000)	949,000

(1)	Adjustments to allowance for change in estimates.
(2)	Uncollectible accounts written off, net of recoveries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

There have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

This report is included in Item 8 on page 35 and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

This report is included in Item 8 on page 37 and is incorporated herein by reference.

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

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the securities that have been authorized for issuance as of December 31, 2007 under our 2002 Stock Option Plan and 2005 Restricted Stock Plan. Both of these plans have been approved by CPSI’s stockholders. The plans are described in Note 6 of the Notes to the Financial Statements.

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	152,444	$16.50	693,445	[1]
Equity compensation plans not approved by stockholders	-0-	N/A	-0-

Total	152,444		693,445	[1]

[1]

Represents 495,134 shares of common stock underlying stock options that are issuable pursuant to our 2002 Stock Option Plan and 198,311 shares of common stock issuable pursuant to our 2005 Restricted Stock Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

    (a)(1) and (2) and (c) - Financial Statements and Financial Statement Schedules.

Financial Statements: The Financial Statements and related Financial Statements Schedule of CPSI are included herein in Part II, Item 8.

    (a)(3) and (b) – Exhibits.

The exhibits listed on the Exhibit Index at page 60 of this Form 10-K are filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 6th day of March, 2008.

COMPUTER PROGRAMS AND SYSTEMS, INC.

By:	/s/ J. Boyd Douglas
J. Boyd Douglas
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David A. Dye	Chairman of the Board and Director	March 6, 2008
David A. Dye

/s/ J. Boyd Douglas J. Boyd Douglas	President, Chief Executive Officer and Director (principal executive officer)	March 6, 2008

/s/ Darrell G.West Darrell G. West	Vice President - Finance and Chief Financial Officer (principal financial officer)	March 6, 2008

/s/ James B. Britain	Controller (principal accounting officer)	March 6, 2008
James B. Britain

/s/ M. Kenny Muscat	Director	March 6, 2008
M. Kenny Muscat

/s/ John Morrissey	Director	March 6, 2008
John Morrissey

/s/ Ernest F. Ladd, III	Director	March 6, 2008
Ernest F. Ladd, III

/s/ W. Austin Mulherin, III	Director	March 6, 2008
W. Austin Mulherin, III

/s/ William R. Seifert, II	Director	March 6, 2008
William R. Seifert, II

/s/ Hal L. Daugherty	Director	March 6, 2008
Hal L. Daugherty

/s/ John C. Johnson	Director	March 6, 2008
John C. Johnson

/s/ Charles P. Huffman	Director	March 6, 2008
Charles P. Huffman

Exhibit Index

Exhibit Number	Description
3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Bylaws (filed as Exhibit 3.6 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

10.1*	2002 Stock Option Plan (filed as Exhibit 10.3 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

10.2*	First Amendment to 2002 Stock Option Plan (filed as Exhibit 10.2 to CPSI’s Current Report on Form 8-K dated May, 12, 2005, and incorporated herein by reference)

10.3*	Form of Non-Qualified Stock Option Agreement for executive officers (filed as Exhibit 10.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

10.4*	Amendment and Restatement of 2005 Restricted Stock Plan (filed as Exhibit 10.6 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2005 and incorporated herein by reference)

10.5*	Form of Restricted Stock Award Agreement under the 2005 Restricted Stock Plan (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated January 30, 2006, and incorporated herein by reference)

10.6	Form of Indemnity Agreement entered into by CPSI and each of its non-employee directors (filed as Exhibit 10.1 to CPSI’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 and incorporated herein by reference)

10.7	Real Property Lease, dated April 1, 2002, between CPSI and C.P. Investments, Inc. (filed as Exhibit 10.1 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

10.8	Real Property Lease dated April 1, 2002, between CPSI and DJK, LLC (filed as Exhibit 10.2 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference) (DJK, LLC assigned this lease to C. P. Investments, Inc. in 2005.)

10.9	Real Property Lease, dated October 1, 2002, between CPSI and C.P. Investments, Inc. (filed as Exhibit 10.10 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2002 and incorporated herein by reference)

10.10	Real Property Lease, dated November 1, 2002, between CPSI and C.P. Investments, Inc. (filed as Exhibit 10.11 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2002 and incorporated herein by reference)

10.11	Real Property Lease, dated June 16, 2002, between CPSI and C.P. Investments, Inc. (filed as Exhibit 10.12 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2003 and incorporated herein by reference)

10.12	Real Property Lease, dated March 15, 2005, between CPSI and C.P. Investments, Inc. (filed as Exhibit 10.12 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2005 and incorporated herein by reference)

10.13	Real Property Lease, dated November 15, 2005, between CPSI and C.P. Investments, Inc. (filed as Exhibit 10.13 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2005 and incorporated herein by reference)

10.14	Real Property Lease, dated December 15, 2005, between CPSI and C.P. Investments, Inc. (filed as Exhibit 10.14 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2005 and incorporated herein by reference)

Exhibit Number	Description
10.15*	Summary of Compensation Arrangements with Named Executive Officers and Directors

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Compensation plan or arrangement