Form 10-Q
period 2008-03-31
COMPUTER PROGRAMS & SYSTEMS INC
filed 2008-05-06
CIK 1169445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008.

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

As of May 2, 2008, there were 10,827,425 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Form 10-Q

(For the period ended March 31, 2008)

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,840,249	$11,806,017
Investments	11,550,467	11,352,457
Accounts receivable, net of allowance for doubtful accounts of $1,192,763 and $948,712, respectively	14,387,621	14,333,934
Financing receivables, current portion	1,667,072	1,734,954
Inventories	1,513,947	1,450,164
Deferred tax assets	1,513,083	1,393,602
Prepaid expenses	381,577	505,565

Total current assets	42,854,016	42,576,693
Property and equipment
Land	936,026	936,026
Maintenance equipment	3,952,628	3,821,013
Computer equipment	5,803,539	5,663,741
Office furniture and equipment	1,616,508	1,576,728
Automobiles	132,926	132,926

	12,441,627	12,130,434
Less accumulated depreciation	(7,099,537)	(6,621,407)

Net property and equipment	5,342,090	5,509,027
Financing receivables, net of current portion	2,161,880	2,322,471

Total assets	$50,357,986	$50,408,191

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,586,410	$1,716,882
Deferred revenue	3,162,999	3,580,709
Accrued vacation	2,179,276	2,112,256
Income taxes payable	2,435,687	541,987
Other accrued liabilities	2,119,895	3,506,845

Total current liabilities	11,484,267	11,458,679
Deferred tax liabilities	548,694	571,142
Stockholders’ equity:
Common stock, par value $0.001 per share; 30,000,000 shares authorized; 10,827,425 and 10,807,444 shares issued and outstanding	10,827	10,807
Additional paid-in capital	24,957,504	24,658,818
Accumulated other comprehensive income	83,523	44,825
Retained earnings	13,273,171	13,663,920

Total stockholders’ equity	38,325,025	38,378,370

Total liabilities and stockholders’ equity	$50,357,986	$50,408,191

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three months ended March 31,
	2008	2007
Sales revenues:
System sales	$10,655,360	$8,316,607
Support and maintenance	13,085,769	12,540,342
Business management services	5,776,139	5,089,479

Total sales revenues	29,517,268	25,946,428
Costs of sales:
System sales	7,902,583	7,179,807
Support and maintenance	4,797,344	5,056,499
Business management services	3,585,418	3,057,297

Total costs of sales	16,285,345	15,293,603

Gross profit	13,231,923	10,652,825
Operating expenses:
Sales and marketing	2,259,758	2,076,064
General and administrative	5,474,351	4,892,053

Total operating expenses	7,734,109	6,968,117

Operating income	5,497,814	3,684,708
Other income:
Interest income	265,248	276,636

Total other income	265,248	276,636

Income before taxes	5,763,062	3,961,344
Income taxes	2,257,056	1,401,826

Net income	$3,506,006	$2,559,518

Net income per share - basic	$0.33	$0.24

Net income per share - diluted	$0.33	$0.24

Weighted average shares outstanding
Basic	10,745,976	10,664,009
Diluted	10,767,700	10,718,458
Dividends declared per share	$0.36	$0.36

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2007	10,807,444	$10,807	$24,658,818	$44,825	$13,663,920	$38,378,370
Net Income					3,506,006	3,506,006
Issuance of common stock	19,981	20	57,894			57,914
Unrealized gain on available for sale investments, net of tax of $25,266				38,698		38,698
Share-based compensation			224,162			224,162
Dividends					(3,896,755)	(3,896,755)
Income tax benefit from dividends on restricted stock			10,852			10,852
Income tax benefit from stock option exercise			5,778			5,778

Balance at March 31, 2008	10,827,425	$10,827	$24,957,504	$83,523	$13,273,171	$38,325,025

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended March 31,
	2008	2007
Operating Activities
Net income	$3,506,006	$2,559,518
Adjustments to net income:
Provision for bad debt	560,000	35,504
Deferred taxes	(139,988)	243,930
Share-based compensation	224,162	345,567
Excess tax benefit from share-based compensation	(5,778)	(2,950)
Tax benefit from restricted stock dividends	(10,852)	—
Depreciation	478,130	518,407
Changes in operating assets and liabilities:
Accounts receivable	(613,687)	826,927
Financing receivables	228,473	254,101
Inventories	(63,783)	233,536
Prepaid expenses	123,988	154,653
Accounts payable	(130,472)	(506,776)
Deferred revenue	(417,710)	463,368
Other liabilities	(1,319,930)	(1,278,527)
Income taxes payable	1,910,330	(429,855)

Net cash provided by operating activities	4,328,889	3,417,403
Investing Activities
Purchases of property and equipment	(311,193)	(348,097)
Purchases of investments	(161,253)	(127,955)

Net cash used in investing activities	(472,446)	(476,052)
Financing Activities
Proceeds from exercise of stock options	57,914	12,540
Income tax benefit from restricted stock dividends	10,852	—
Income tax benefit from stock option exercises	5,778	2,950
Dividends paid	(3,896,755)	(3,872,297)

Net cash used in financing activities	(3,822,211)	(3,856,807)

Increase (decrease) in cash and cash equivalents	34,232	(915,456)
Cash and cash equivalents at beginning of period	11,806,017	8,760,122

Cash and cash equivalents at end of period	$11,840,249	$7,844,666

Cash paid for income taxes, net of refund	$486,715	$1,587,750

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

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

Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2007 and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

2.	REVENUE RECOGNITION

The Company recognizes revenue in accordance with accounting principles generally accepted in the United States of America, principally:

•	Statement of Position (“SOP”) No. 97—2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants (“AICPA”).

•	AICPA SOP No. 98—9, Modification of SOP 97—2, Software Revenue Recognition, With Respect to Certain Transactions.

•	Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, issued by the United States Securities and Exchange Commission, as amended by SAB No. 104.

•	The Emerging Issues Task Force (“EITF”) Issue 00—3, Application of AICPA Statement of Position 97—2 to Arrangements That Include the Right to Use Software Stored on Another Entities’ Hardware.

•	EITF Issue 03—5, Applicability of AICPA Statement of Position 97—2 to Non—Software Deliverables in an Arrangement Containing More—Than—Incidental Software.

The Company’s revenue is generated from three sources:

•	the sale of information systems, which includes software, conversion and installation services, hardware, peripherals, forms and supplies.

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

The Company accounts for ASP contracts in accordance with the EITF 00—3, Application of AICPA Statement of Position 97—2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware. EITF 00—3 states that the software element of ASP services is covered by SOP 97—2 only “if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party related to the vendor to host the software.” Each ASP contract includes a system purchase and buyout clause, and this clause specifies the total amount of the system buyout.

In addition, a clause is included which states that should the system be bought out by the customer, the customer would be required to enter into a general support agreement (for post—contract support services) for the remainder of the original ASP term. Accordingly, the Company has concluded that ASP customers do not have the right to take possession of the system without significant penalty (i.e. the purchase price of the system), and thus ASP revenue of the Company does not fall within the scope of SOP 97—2. In accordance with SAB No. 104, revenue is recognized when the services are performed.

Revenue for ISP and outsourcing services are recognized in the period in which the services are performed.

3.	DETAILS ON BALANCE SHEET AMOUNTS

Other accrued liabilities are comprised of the following:

	March 31, 2008	December 31, 2007
Accrued salaries and benefits	$1,165,642	$2,560,116
Accrued commissions	367,033	392,033
Accrued self-insurance reserves	475,500	388,400
Other	111,720	166,296

	$2,119,895	$3,506,845

4.	INVESTMENTS

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

Investments are comprised of the following at March 31, 2008:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short term investments	$408,211	$—	$—	$408,211
Obligations of U.S. Treasury, U.S. government corporation and agencies	5,090,457	103,571	657	5,193,371
Mortgaged backed securities	272,603	—	626	271,977
Corporate bonds	5,648,864	53,817	25,773	5,676,908

	$11,420,135	$157,388	$27,056	$11,550,467

Shown below are the amortized cost and estimated fair value of securities with fixed maturities at March 31, 2008, by contract maturity date. Actual maturities may differ from contractual maturities because issuers of certain securities retain early call or prepayment rights.

	Amortized Cost	Fair Value
Due in 2008	$2,294,940	$2,310,132
Due in 2009	6,303,186	6,410,598
Due in 2010	1,936,918	1,944,380
Due in 2011	204,277	205,170
Due thereafter	272,603	271,976

	$11,011,924	$11,142,256

Investments are comprised of the following at December 31, 2007:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short term investments	$377,360	$—	$—	$377,360
Obligations of U.S. Treasury, U.S. government corporation and agencies	5,571,662	55,860	804	5,626,718
Mortgaged backed securities	298,097	—	436	297,661
Municipal obligations	800,000	—	—	800,000
Corporate bonds	4,219,731	36,840	5,853	4,250,718

	$11,266,850	$92,700	$7,093	$11,352,457

5.	EARNINGS PER SHARE

The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. The Company uses the treasury stock method to calculate the impact of outstanding stock options and unvested restricted stock grants. Potentially dilutive shares are derived from outstanding stock options and unvested restricted stock grants that have an exercise price less than the weighted average market price of our common stock. Any options or restricted stock grants with an exercise price greater than the weighted average market price of our common stock are considered antidilutive and are excluded from the computation of diluted earnings per share. The difference between basic and diluted EPS is attributable to stock options. For the three month periods ended March 31, 2008 and 2007, these dilutive shares were 21,724 and 54,449 respectively. The number of unvested restricted stock grants considered antidilutive and thus excluded from the year to date dilutive earnings per share computation at March 31, 2008 were 76,086.

6.	INCOME TAXES

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. Deferred tax assets and liabilities are comprised of the following:

	March 31, 2008	December 31, 2007
Deferred tax assets:
Accounts receivable	$465,178	$369,998
Accrued vacation	849,918	823,780
Stock-based compensation	442,557	519,571
Other accrued liabilities	223,253	227,031

Total deferred tax assets	$1,980,906	$1,940,380

Deferred tax liabilities:
Other comprehensive income	$25,266	$33,449
Depreciation	991,251	1,090,713

Total deferred tax liabilities	$1,016,517	$1,124,162

Significant components of the Company’s income tax provision for the three months ended March 31 are as follows:

	2008	2007
Current provision:
Federal	$1,955,630	$904,723
State	441,414	253,173
Deferred provision:
Federal	(125,630)	218,911
State	(14,358)	25,019

Total income tax provision	$2,257,056	$1,401,826

The difference between income taxes at the U. S. federal statutory income tax rate of 35% and those reported in the condensed statements of income for the three months ended March 31 are as follows:

	2008	2007
Income taxes at U. S. Federal statutory rate	$2,017,072	$1,386,470
State income tax, net of federal tax effect	263,634	182,970
Other	(23,650)	(167,614)

Total income tax provision	$2,257,056	$1,401,826

7.	STOCK BASED COMPENSATION

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

The following table shows total stock-based compensation expense for the three months ended March 31, 2008 and 2007, included in the Condensed Statement of Income:

	Three Months Ended
	March 31, 2008	March 31, 2007
Costs of sales	$74,997	$152,731
Operating expenses	149,165	192,836

Pre-tax stock-based compensation expense	224,162	345,567
Less: income tax effect	88,544	136,845

Net stock-based compensation expense	$135,618	$208,722

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

Under the methodology of SFAS No. 123, the fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes option pricing model. The multiple option approach was used, with assumptions for expected option life of 5 years and 44% expected volatility for the market price of the Company’s stock in 2002. An estimated dividend yield of 3% was used. The risk-free rate of return was determined to be 2.79% in 2002. No options were granted during 2007 or the first quarter of 2008.

A summary of stock option activity under the plan during the three month periods ended March 31, 2008 and 2007 is as follows:

	March 31, 2008		March 31, 2007
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of period	152,444	$16.50	222,597	$16.50
Granted	—	—	—	—
Exercised	(3,507)	16.50	(760)	16.50
Forfeited	—	—	(7,868)	16.50

Outstanding at end of period	148,937	$16.50	213,969	$16.50

Exercisable at end of period	148,937	$16.50	30,986	$16.50

Shares available for future grants under the plan as end of period		495,134		493,232

Weighted-average grant date fair value		$—		$—

Weighted-average remaining contractual life		1.3		2.3

Aggregate intrinsic value outstanding options		$655,323

Aggregate intrinsic value exercisable options		$655,323

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading date of the first quarter of 2008 and the exercise price, multiplied by the number of options.) The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The aggregate intrinsic value of options exercised during the quarters ended March 31, 2008 and March 31, 2007 was $19,893 and $7,846 respectively.

As of March 31, 2008, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the existing stock option plan.

2005 Restricted Stock Plan

On January 27, 2006, the Compensation Committee of the Board of Directors approved the grant of 116,498 shares of restricted stock, effective January 30, 2006, to certain executive officers of the Company under the 2005 Restricted Stock Plan. The grant date fair value was $42.91 per share. The restricted stock vests in five equal annual installments commencing on the first anniversary of the date of grant. On May 17, 2006, the Compensation Committee of the Board of Directors approved the grant of 17,810 shares of restricted stock to Michael Jones, the newly named Chief Operating Officer of the Company. The grant date fair value was $42.11 per share. The restricted stock vests in five equal annual installments commencing January 30, 2007, and each January 30 thereafter. On January 23, 2008, the Compensation Committee of the Board of Directors approved the grant of 16,471 shares of restricted stock to Darrell G. West, the Company’s Vice President – Finance and Chief Financial Officer. The grant date fair value was $21.25 per share. The restricted stock vests in five equal installments commencing January 30, 2009, and each January 30 thereafter.

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock outstanding at beginning of period	79,487	$42.77	111,009	$42.79
Granted	16,471	21.25	—	—
Vested	(19,872)	42.77	(22,202)	42.81

Nonvested stock outstanding at end of period	76,086	$38.11	88,807	$42.79

As of March 31, 2008, there was $2,591,804 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Restricted Stock Plan. This cost is expected to be recognized over a weighted-average period of 3.0 years.

8.	COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, requires the disclosure of certain revenue, expenses, gains and losses that are excluded from net income in accordance with accounting principles generally accepted in the United States of America. Total comprehensive income for the three months ended March 31, 2008 and 2007 was as follows:

	Three months ended March 31,
	2008	2007
Net income as reported	$3,506,006	$2,559,518
Other comprehensive income:
Unrealized gain on investments, net of taxes	38,698	18,554

Total comprehensive income	$3,544,704	$2,578,072

9.	FAIR VALUE

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), on January 1, 2008. SFAS 157 establishes a framework for measuring fair value and expands financial statement disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company has elected this one-year deferral and thus will not apply the provisions of SFAS 157 to nonfinancial assets and nonfinancial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis until its fiscal year beginning January 1, 2009. The Company is in the process of evaluating the impact of applying SFAS 157 to nonfinancial assets and nonfinancial liabilities measured on a nonrecurring basis. The FASB also amended SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. SFAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The fair values of the Company’s available-for-sale investments are based on quoted prices in active markets for identical assets. We generally apply fair value techniques on a non-recurring basis associated with (1) valuing potential impairment loss related to financing receivables accounted for pursuant to SFAS No. 13, and (2) valuing potential impairment loss related to long-lived assets accounted for pursuant to SFAS No. 144.

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheet as of March 31, 2008:

	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale investments	$11,550,467	$11,550,467	$—	$—

There was no cumulative effect of adoption related to SFAS 157, and the adoption did not have an impact on our financial position, results of operations, or cash flows.

We adopted the provisions of Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), on January 1, 2008. SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). Under this pronouncement, a business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. We did not elect the fair value option for any items on our Balance Sheet.

10.	RECENT ACCOUNTING PRONOUNCEMENTS

We adopted the provisions of the FASB Emerging Issues Task Force (“EITF”) Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF No. 07-3”), on January 1, 2008. EITF No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption of EITF No. 07-3 did not have an impact on our financial position, results of operations, or cash flows.

We adopted the provisions of the FASB EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF No. 06-11”), on January 1, 2008. EITF No. 06-11 requires that the income tax benefits from dividends on equity-classified employee share-based payment awards be reflected as an increase in paid-in-capital. The effects of the adoption are disclosed in the Condensed Statement of Stockholders Equity and Condensed Statements of Cash Flows in the financial statements.

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

Additional information concerning these and other factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.

Overview

We are a healthcare information technology company that designs, develops, markets, installs and supports computerized information technology systems to meet the unique demands of small and midsize hospitals. Our target market includes acute care community hospitals with 300 or fewer beds and small specialty hospitals. We are a single-source vendor providing comprehensive software and hardware products, complemented by data conversion, complete installation and extensive support. Our fully integrated, enterprise-wide system automates the management of clinical and financial data across the primary functional areas of a hospital. In addition, we provide services that enable our customers to outsource certain data-related business processes which we can perform more efficiently. We believe our products and services enhance hospital performance in the critical areas of clinical care, revenue cycle management, cost control and regulatory compliance. From our initial hospital installation in 1981, we have grown to serve more than 600 hospital customers across 46 states and the District of Columbia. In the three months ended March 31, 2008, we generated revenues of $29.5 million from the sale of our products and services.

Results of Operations

The following table sets forth certain items included in our results of operations for the three months ended March 31, 2008 and 2007, expressed as percentage of our total revenues for these periods (dollar amounts in thousands):

	Three Months Ended March 31,
	2008		2007
	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
System sales	$10,655	36.1%	$8,317	32.1%
Support and maintenance	13,086	44.3%	12,540	48.3%
Business management services	5,776	19.6%	5,089	19.6%

Total sales revenues	29,517	100.0%	25,946	100.0%
Costs of sales:
System sales	7,903	26.8%	7,180	27.7%
Support and maintenance	4,797	16.3%	5,056	19.5%
Business management services	3,585	12.1%	3,057	11.8%

Total costs of sales	16,285	55.2%	15,293	58.9%

Gross profit	13,232	44.8%	10,653	41.1%
Operating expenses:
Sales and marketing	2,260	7.7%	2,076	8.0%
General and administrative	5,474	18.5%	4,892	18.9%

Total operating expenses	7,734	26.2%	6,968	26.9%

Operating income	5,498	18.6%	3,685	14.2%
Other income:
Interest income	265	0.9%	277	1.1%

Total other income	265	0.9%	277	1.1%

Income before taxes	5,763	19.5%	3,962	15.3%
Income taxes	2,257	7.6%	1,402	5.4%

Net income	$3,506	11.9%	$2,560	9.9%

Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007

Revenues. Total revenues increased by 13.8%, or $3.6 million, to $29.5 million for the three months ended March 31, 2008, from $25.9 million for the three months ended March 31, 2007.

System sales revenues increased by 28.1%, or $2.3 million, to $10.7 million for the three months ended March 31, 2008, from $8.3 million for the three months ended March 31, 2007. This increase was primarily due to larger system installations compared to the prior year. We completed software system installations at 6 new hospital clients in the first quarter of 2008 compared to 7 new hospital clients in the first quarter of 2007.

Support and maintenance revenues increased by 4.4%, or $0.5 million, to $13.1 million for the three months ended March 31, 2008, from $12.5 million for the three months ended March 31, 2007. This increase was attributable to an increase in recurring revenues as a result of a larger customer base and increased sales of add-on business to existing customers.

Business management services revenues increased by 13.5%, or $0.7 million, to $5.8 million for the three months ended March 31, 2008, from $5.1 million for the three months ended March 31, 2007. We experienced an increase in business management services revenues as a result of continued growth in existing customer demand for electronic billing and accounts receivable management services. We were providing full business office management services to 18 customers at March 31, 2008 compared to 17 customers at March 31, 2007.

Costs of Sales. Total costs of sales increased by 6.5%, or $1.0 million, to $16.3 million for the three months ended March 31, 2008, from $15.3 million for the three months ended March 31, 2007. As a percentage of total revenues, costs of sales decreased to 55.2% for the three months ended March 31, 2008 from 58.9% for the three months ended March 31, 2007. The gross margin on sales increased to 44.8% for the three months ended March 31, 2008 from 41.1% for the three months ended March 31, 2007.

Cost of system sales increased by 10.1%, or $0.7 million, to $7.9 million for the three months ended March 31, 2008, from $7.2 million for the three months ended March 31, 2007. Cost of equipment increased $0.2 million as a result of an increase in equipment sales which resulted from larger new system sales. The gross margin on system sales increased to 25.8% for the three months ended March 31, 2008, from 13.7% for the three months ended March 31, 2007. The gross margin on larger system installations is generally higher due to a high percentage of fixed expenses included in cost of sales which results in a higher gross margin percentage.

Cost of support and maintenance decreased by 5.1%, or $0.3 million, to $4.8 million for the three months ended March 31, 2008, from $5.1 million for the three months ended March 31, 2007. The gross margin on support and maintenance revenues increased to 63.3% for the three months ended March 31, 2008, compared to 59.6% for the three months ended March 31, 2007. The increase in gross margin was primarily due to the addition of new customers and increased sales of add-on business to our existing customer base combined with a decrease in support personnel.

Our costs associated with business management services increased by 17.3%, or $0.5 million, to $3.6 million for the three months ended March 31, 2008, from $3.1 million for the three months ended March 31, 2007. This increase was caused primarily by an increase of $0.5 million in payroll related expenses as a result of an increase in the number of employees needed to support our growing business management services operations and electronic billing operations.

Sales and Marketing Expenses. Sales and marketing expenses increased by 8.9%, or $0.2 million, to $2.3 million for the three months ended March 31, 2008, from $2.1 million for the three months ended March 31, 2007. The increase is attributable to increases in payroll related expenses of $0.2 million as a result of additional sales and marketing personnel added during 2007.

General and Administrative Expenses. General and administrative expenses increased 11.9%, or $0.6 million, to $5.5 million for the three months ended March 31, 2008, from $4.9 million for the three months ended March 31, 2007. This increase was attributable to a $0.6 million charge to bad debt expense during the quarter in anticipation of potential collection problems with certain customers in the future due to deteriorating economic conditions. Decreases in payroll and related expenses of $0.1 million were offset by a similar increase in customer user group meeting expenses during the quarter.

As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses decreased to 26.2% for the three months ended March 31, 2008 from 26.9% for three months ended March 31, 2007.

Net Income. Net income for the three months ended March 31, 2008 increased by 37.0%, or $0.9 million, to $3.5 million, or $0.33 per diluted share, as compared with net income of $2.6 million, or $0.24 per diluted share, for the three months ended March 31, 2007. Net income represents 11.9% of revenue for the three months ended March 31, 2008, as compared to 9.9% of revenue for the three months ended March 31, 2007.

Liquidity and Capital Resources

We had cash and cash equivalents of $11.8 million at March 31, 2008, compared to $7.8 million at March 31, 2007. Net cash provided by operating activities for the three months ended March 31, 2008 was $4.3 million, compared to $3.4 million for the three months ended March 31, 2007. The increase was primarily due to an increase in net income and resulting income taxes payable, offset by a decrease in other liabilities and deferred revenue and an increase in accounts receivable.

Net cash used in investing activities totaled $0.4 million for the three months ended March 31, 2008, compared to $0.5 million for the three months ended March 31, 2007. We used cash for the purchase of $0.3 million of property and equipment and investments of $0.1 million during the three months ended March 31, 2008.

Net cash used in financing activities totaled $3.8 million for the three months ended March 31, 2008, compared to $3.9 million for the three months ended March 31, 2007. We declared and paid dividends of $3.9 million during the first three months of 2008. We received proceeds from the exercise of stock options including the related tax benefit of $0.1 million.

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

Our exposure to market risk relates primarily to the potential change in the value of our investment portfolio as a result of fluctuations in interest rates. The primary purpose of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk of loss. As of March 31, 2008, our investment portfolio consisted of a variety of financial instruments, including, but not limited to, money market securities and high quality government, municipal and corporate obligations. It is our intent to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We do not hold financial instruments for trading or other speculative purposes. The securities in our investment portfolio are classified as available-for-sale and, consequently, are recorded on our balance sheet at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

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

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of March 31, 2008.

	Aggregate Fair Value	Weighted Average Interest Rate
Cash and Cash Equivalents:
Cash	$6,118,255	—
Money market funds	59,000	2.93%
Certificates of deposit	5,662,994	2.23%

Total cash and cash equivalents	$11,840,249

Short-Term Investments:(1)
Accrued Income	$150,452	—
Money market funds	257,759	3.15%
Obligations of the U.S. Treasury, U.S government corporations and agencies	2,122,834	4.18%
Corporate Bonds	2,136,501	4.45%

Total short-term investments	$4,667,546

Long-Term Investments:(2)
Obligations of the U.S. Treasury, U.S government corporations and agencies	$3,070,537	4.85%
Mortgage backed securities	271,977	5.00%
Corporate debt securities	3,540,407	5.06%

Total long-term investments	$6,882,921

(1)	Reflects instruments with a contractual maturity of less than one year.

(2)	Reflects instruments with a contractual maturity of one year or more.

As of March 31, 2008, the Company had no borrowings and, therefore, is not subject to interest rate risks related to debt instruments.

Item 4.	Controls and Procedures.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Bylaws (filed as Exhibit 3.6 to CPSI’s Registration Statement on Form S-1 (Registration No. 333- 84726) and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Date: May 6, 2008	By:	/s/ J. Boyd Douglas
J. Boyd Douglas
President and Chief Executive Officer

Date: May 6, 2008	By:	/s/ Darrell G. West
Darrell G. West
Vice President - Finance and Chief Financial Officer