Form 10-Q
period 2008-06-30
COMPUTER PROGRAMS & SYSTEMS INC
filed 2008-08-06
CIK 1169445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008.

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 4, 2008, there were 10,838,037 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Form 10-Q

(For the period ended June 30, 2008)

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,851,081	$11,806,017
Investments	11,594,791	11,352,457
Accounts receivable, net of allowance for doubtful accounts of $796,622 and $948,712, respectively	13,178,796	14,333,934
Financing receivables, current portion	1,878,898	1,734,954
Inventories	1,623,913	1,450,164
Deferred tax assets	1,429,023	1,393,602
Prepaid expenses	419,469	505,565

Total current assets	42,975,971	42,576,693

Property and equipment
Land	936,026	936,026
Maintenance equipment	4,017,401	3,821,013
Computer equipment	5,875,971	5,663,741
Office furniture and equipment	1,745,442	1,576,728
Automobiles	132,926	132,926

	12,707,766	12,130,434
Less accumulated depreciation	(7,586,212)	(6,621,407)

Net property and equipment	5,121,554	5,509,027
Financing receivables, net of current portion	1,280,467	2,322,471

Total assets	$49,377,992	$50,408,191

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,624,672	$1,716,882
Deferred revenue	3,971,205	3,580,709
Accrued vacation	2,263,666	2,112,256
Income taxes payable	75,736	541,987
Other accrued liabilities	3,363,158	3,506,845

Total current liabilities	11,298,437	11,458,679

Deferred tax liabilities	367,120	571,142

Stockholders’ equity:
Common stock, par value $0.001 per share; 30,000,000 shares authorized; 10,833,142 and 10,807,444 shares issued and outstanding	10,833	10,807
Additional paid-in capital	25,298,646	24,658,818
Accumulated other comprehensive income	36,743	44,825
Retained earnings	12,366,213	13,663,920

Total stockholders’ equity	37,712,435	38,378,370

Total liabilities and stockholders’ equity	$49,377,992	$50,408,191

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Sales revenues:
System sales	$8,458,384	$10,265,862	$19,113,744	$18,582,469
Support and maintenance	13,132,851	12,367,782	26,218,620	24,908,123
Business management services	6,160,287	5,329,436	11,936,426	10,418,915

Total sales revenues	27,751,522	27,963,080	57,268,790	53,909,507

Costs of sales:
System sales	7,214,583	7,765,596	15,117,166	14,945,403
Support and maintenance	4,772,077	5,006,426	9,569,421	10,062,925
Business management services	3,639,456	3,295,311	7,224,874	6,352,608

Total costs of sales	15,626,116	16,067,333	31,911,461	31,360,936

Gross profit	12,125,406	11,895,747	25,357,329	22,548,571

Operating expenses:
Sales and marketing	2,129,736	2,306,268	4,389,494	4,382,331
General and administrative	5,286,870	4,764,994	10,761,221	9,657,047

Total operating expenses	7,416,606	7,071,262	15,150,715	14,039,378

Operating income	4,708,800	4,824,485	10,206,614	8,509,193

Other income:
Interest income	230,708	272,473	495,956	549,108

Total other income	230,708	272,473	495,956	549,108

Income before taxes	4,939,508	5,096,958	10,702,570	9,058,301

Income taxes	1,948,321	1,795,058	4,205,377	3,196,884

Net income	$2,991,187	$3,301,900	$6,497,193	$5,861,417

Net income per share - basic	$0.28	$0.31	$0.60	$0.55

Net income per share - diluted	$0.28	$0.31	$0.60	$0.55

Weighted average shares outstanding
Basic	10,752,951	10,682,876	10,749,464	10,673,495
Diluted	10,766,996	10,732,503	10,767,348	10,725,519

Dividends declared per share	$0.36	$0.36	$0.72	$0.72

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2007	10,807,444	$10,807	$24,658,818	$44,825	$13,663,920	$38,378,370

Net income					6,497,193	6,497,193
Issuance of common stock	25,698	26	152,219			152,245
Unrealized loss on available for sale investments, net of tax of $(5,277)				(8,082)		(8,082)
Share-based compensation			454,157			454,157
Dividends					(7,794,900)	(7,794,900)
Income tax benefit from dividends on restricted stock			21,639			21,639
Income tax benefit from stock option exercise			11,813			11,813

Balance at June 30, 2008	10,833,142	$10,833	$25,298,646	$36,743	$12,366,213	$37,712,435

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30,
	2008	2007
Operating Activities
Net income	$6,497,193	$5,861,417
Adjustments to net income:
Provision for bad debt	1,237,271	14,111
Deferred taxes	(206,960)	65,866
Share-based compensation	454,157	641,648
Excess tax benefit from share-based compensation	(11,813)	(247,770)
Tax benefit from restricted stock dividends	(21,639)	—
Depreciation	964,805	1,045,980
Changes in operating assets and liabilities:
Accounts receivable	(82,133)	(168,669)
Financing receivables	898,060	(66,467)
Inventories	(173,749)	152,276
Prepaid expenses	86,095	25,019
Accounts payable	(92,210)	(1,502)
Deferred revenue	390,496	1,136,769
Other liabilities	7,723	(173,311)
Income taxes payable	(432,799)	324,579

Net cash provided by operating activities	9,514,497	8,609,946

Investing Activities
Purchases of property and equipment	(577,332)	(656,185)
Purchases of investments	(282,898)	(244,777)

Net cash used in investing activities	(860,230)	(900,962)

Financing Activities
Proceeds from exercise of stock options	152,245	685,370
Income tax benefit from restricted stock dividends	21,639	—
Income tax benefit from stock option exercises	11,813	247,770
Dividends paid	(7,794,900)	(7,745,066)

Net cash used in financing activities	(7,609,203)	(6,811,926)

Increase in cash and cash equivalents	1,045,064	897,058

Cash and cash equivalents at beginning of period	11,806,017	8,760,122

Cash and cash equivalents at end of period	$12,851,081	$9,657,180

Cash paid for income taxes, net of refund	$4,845,136	$2,806,438

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

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

Revenue for ISP and business management services are recognized in the period in which the services are performed.

3.	DETAILS ON BALANCE SHEET AMOUNTS

Other accrued liabilities are comprised of the following:

	June 30, 2008	December 31, 2007
Accrued salaries and benefits	$2,125,022	$2,560,116
Accrued commissions	367,033	392,033
Accrued self-insurance reserves	418,400	388,400
Fair value of lease guaranty	244,038	—
Other	208,665	166,296

	$3,363,158	$3,506,845

4.	INVESTMENTS

The Company accounts for investments in accordance with Statement of Financial Accounting Standards “SFAS” No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, investments are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity. The Company’s management determines the appropriate classifications of investments in fixed maturity securities at the time of acquisition and re-evaluates the classifications at each balance sheet date. The Company’s investments in fixed maturity securities are classified as available-for-sale.

Investments are comprised of the following at June 30, 2008:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short term investments	$711,767	$200	$783	$711,184
Obligations of U.S. Treasury, U.S. government corporation and agencies	4,890,903	57,192	5,226	4,942,869
Mortgaged backed securities	237,055	—	2,658	234,397
Corporate bonds	5,696,838	31,890	22,387	5,706,341

	$11,536,563	$89,282	$31,054	$11,594,791

Shown below are the amortized cost and estimated fair value of securities with fixed maturities at June 30, 2008, by contract maturity date. Actual maturities may differ from contractual maturities because issuers of certain securities retain early call or prepayment rights.

	Amortized Cost	Fair Value
Due in 2008	$2,410,531	$2,415,877
Due in 2009	6,548,019	6,609,326
Due in 2010	1,932,257	1,925,379
Due in 2011	408,701	409,812
Due thereafter	237,055	234,397

	$11,536,563	$11,594,791

Investments are comprised of the following at December 31, 2007:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short term investments	$377,360	$—	$—	$377,360
Obligations of U.S. Treasury, U.S. government corporation and agencies	5,571,662	55,860	804	5,626,718
Mortgaged backed securities	298,097	—	436	297,661
Municipal obligations	800,000	—	—	800,000
Corporate bonds	4,219,731	36,840	5,853	4,250,718

	$11,266,850	$92,700	$7,093	$11,352,457

5.	NET INCOME PER SHARE

The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. The Company uses the treasury stock method to calculate the impact of outstanding stock options and unvested restricted stock grants. Potentially dilutive shares are derived from outstanding stock options that have an exercise price less than the weighted average market price of our common stock and unvested restricted stock grants. Any options with an exercise price greater than the weighted average market price of our common stock or unvested restricted stock grants that are considered antidilutive are excluded from the computation of diluted earnings per share. The difference between basic and diluted EPS is attributable to stock options. For the three month periods ended June 30, 2008 and 2007, these dilutive shares were 14,045 and 49,627, respectively. For the six month periods ended June 30, 2008 and 2007, these dilutive shares were 17,884 and 52,024, respectively. The number of unvested restricted stock grants considered antidilutive and thus excluded from the year to date dilutive earnings per share computation at June 30, 2008 were 76,086.

6.	INCOME TAXES

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards “SFAS” No. 109, Accounting for Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. Deferred tax assets and liabilities are comprised of the following:

	June 30, 2008	December 31, 2007
Deferred tax assets:
Accounts receivable	$310,683	$369,998
Accrued vacation	882,830	823,780
Stock-based compensation	528,033	519,571
Other comprehensive income	5,276	—
Other accrued liabilities	230,234	227,031

Total deferred tax assets	$1,957,056	$1,940,380

Deferred tax liabilities:
Other comprehensive income	$—	$33,449
Depreciation	895,153	1,090,713

Total deferred tax liabilities	$895,153	$1,124,162

Significant components of the Company’s income tax provision for the six months ended June 30 are as follows:

	2008	2007
Current provision:
Federal	$3,629,364	$2,546,263
State	782,973	584,755
Deferred (benefit) provision:
Federal	(185,733)	59,110
State	(21,227)	6,756

Total income tax provision	$4,205,377	$3,196,884

The difference between income taxes at the U. S. federal statutory income tax rate of 35% and those reported in the condensed statements of income for the six months ended June 30 are as follows:

	2008	2007
Income taxes at U. S. Federal statutory rate	$3,745,900	$3,170,405
State income tax, net of federal tax effect	487,706	421,697
Other	(28,229)	(395,218)

Total income tax provision	$4,205,377	$3,196,884

We had no unrecognized tax benefits or accrued interest or penalties related to uncertain tax positions as of June 30, 2008 under the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The tax year 2006 and 2007 federal returns remain open to examination and the tax years 2003 – 2007 remain open to other taxing jurisdictions to which we are subject.

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

The following table shows total stock-based compensation expense for the three and six months ended June 30, 2008 and 2007, included in the Condensed Statements of Income:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Costs of sales	$74,998	$116,793	$149,996	$269,529
Operating expenses	154,998	179,288	304,161	372,119

Pre-tax stock-based compensation expense	229,996	296,081	454,157	641,648
Less: income tax effect	91,078	117,248	179,846	254,093

Net stock-based compensation expense	$138,918	$178,833	$274,311	$387,555

2002 Stock Option Plan

Under the 2002 Stock Option Plan, as amended, the Company has authorized the issuance of equity-based awards for up to 865,333 shares of common stock to provide additional incentive to employees and officers. Pursuant to the plan, the Company can grant either incentive or non-qualified stock options. Options to purchase common stock under the 2002 Stock Option Plan have been granted to Company employees with an exercise price equal to the fair market value of the underlying shares on the date of grant.

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

Under the methodology of SFAS No. 123, the fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes option pricing model. The multiple option approach was used, with assumptions for expected option life of 5 years and 44% expected volatility for the market price of the Company’s stock in 2002. An estimated dividend yield of 3% was used. The risk-free rate of return was determined to be 2.79% in 2002. No options were granted during 2007 or the first six months of 2008.

A summary of stock option activity under the plan during the six month periods ended June 30, 2008 and 2007 is as follows:

	June 30, 2008		June 30, 2007
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	152,444	$16.50	222,597	$16.50
Granted	—	—	—	—
Exercised	(9,227)	16.50	(41,523)	16.50
Forfeited	—	—	(9,991)	16.50

Outstanding at end of period	143,217	$16.50	171,083	$16.50

Exercisable at end of period	143,217	$16.50	171,083	$16.50

Shares available for future grants under the plan at end of period		495,134		495,355

Weighted-average grant date fair value		$—		$—

Weighted-average remaining contractual life		1.0		2.0

Aggregate intrinsic value outstanding options		$118,870

Aggregate intrinsic value exercisable options		$118,870

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading date of the second quarter of 2008 and the exercise price, multiplied by the number of options.) The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The aggregate intrinsic value of options exercised during the quarters ended June 30, 2008 and June 30, 2007 was $15,513 and $621,213, respectively.

As of June 30, 2008, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under 2002 Stock Option Plan.

2005 Restricted Stock Plan

On January 27, 2006, the Compensation Committee of the Board of Directors approved the grant of 116,498 shares of restricted stock, effective January 30, 2006, to certain executive officers of the Company under the 2005 Restricted Stock Plan. The grant date fair value was $42.91 per share. The restricted stock vests in five equal annual installments commencing on the first anniversary of the date of grant. On May 17, 2006, the Compensation Committee of the Board of Directors approved the grant of 17,810 shares of restricted stock to Michael Jones, the newly named Chief Operating Officer of the Company. The grant date fair value was $42.11 per share. The restricted stock vests in five equal annual installments commencing January 30, 2007, and each January 30 thereafter. On January 23, 2008, the Compensation Committee of the Board of Directors approved the grant of 16,471 shares of restricted stock to Darrell G. West, the Company’s Vice President – Finance and Chief Financial Officer. The grant date fair value was $21.25 per share. The restricted stock vests in five equal annual installments commencing January 30, 2009, and each January 30 thereafter.

	Six Months Ended June 30, 2008		Six Months Ended June 30, 2007
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock outstanding at beginning of year	79,487	$42.77	111,009	$42.79
Granted	16,471	21.25	—	—
Vested	(19,872)	42.77	(22,202)	42.81

Nonvested stock outstanding at end of period	76,086	$38.11	88,807	$42.79

As of June 30, 2008, there was $2,361,809 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Restricted Stock Plan. This cost is expected to be recognized over a weighted-average period of 2.7 years.

8.	COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, requires the disclosure of certain revenue, expenses, gains and losses that are excluded from net income in accordance with accounting principles generally accepted in the United States of America. Total comprehensive income for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2006
Net income as reported	$2,991,187	$3,301,900	$6,497,193	$5,861,417
Other comprehensive income:
Unrealized loss on investments, net of taxes	(46,780)	(10,948)	(8,082)	7,606

Total comprehensive income	$2,944,407	$3,290,952	$6,489,111	$5,869,023

9.	COMMITMENTS AND CONTINGENCIES

As of June 30, 2008, the Company is contingently liable as guarantor on a lease obligation between Solis Healthcare, LP (“Solis Healthcare”) and Winthrop Resources Corporation (“Winthrop”). Winthrop purchased a software system from us and leased it to Solis Healthcare in the first quarter of 2008. We provided this guarantee in order to facilitate Solis Healthcare in leasing the new system.

The lease has an initial term of five years and continues from year to year thereafter until terminated. We are contingently liable as guarantor under the lease such that, if at any time prior to the termination of the lease, Solis Healthcare (i) enters into bankruptcy or (ii) defaults for more than 60 days in its payments or performance under the lease, we will be obligated to perform under the guaranty by making the required lease payments, including late fees and penalties. The guarantee runs for the entire term of the lease; however, the maximum potential amount of future payments that CPSI would be required to make to Winthrop under the guaranty is $2,145,000, plus any fees and costs that Winthrop incurs in collecting amounts due under the lease (including attorney’s fees and costs). We recorded $2,171,112, the amount billed for the new system installation, as revenue during the first quarter of 2008. Due to the contingent nature of the guaranty, the maximum amount of the guaranty is not recorded on our balance sheet; however, when necessary we record reserves to cover potential losses. A liability in the amount of $244,038, the estimated fair value of the guaranty, is recorded on our balance sheet as an other accrued liability at June 30, 2008.

10.	FAIR VALUE

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) on January 1, 2008. SFAS 157 establishes a framework for measuring fair value and expands financial statement disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company has elected this one-year deferral and thus will not apply the provisions of SFAS 157 to nonfinancial assets and nonfinancial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis until its fiscal year beginning January 1, 2009. The Company is in the process of evaluating the impact of applying SFAS 157 to nonfinancial assets and nonfinancial liabilities measured on a nonrecurring basis. The FASB also amended SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. SFAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The fair values of the Company’s available-for-sale securities are based on quoted prices in active markets for identical assets. We generally apply fair value techniques on a non-recurring basis associated with (1) valuing potential impairment loss related to financing receivables accounted for pursuant to SFAS No. 13, and (2) valuing potential impairment loss related to long-lived assets accounted for pursuant to SFAS No. 144.

The following table summarizes the carrying amounts and fair values of certain assets at June 30, 2008:

	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$11,594,791	$11,594,791	$—	$—
Lease Guaranty	$244,038	$—	$—	$244,038

There was no cumulative effect of adoption related to SFAS 157, and the adoption did not have an impact on our financial position, results of operations, or cash flows.

11.	RECENT ACCOUNTING PRONOUNCEMENTS

We adopted the provisions of Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), on January 1, 2008. SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). Under this pronouncement, a business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. We did not elect the fair value option for any items on our Condensed Balance Sheets and we have not determined whether or not we will elect this option for any financial instruments that we may acquire in the future.

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

We adopted the provisions of the FASB EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF No. 06-11”), on January 1, 2008. EITF No. 06-11 requires that the income tax benefits from dividends on equity-classified employee share-based payment awards be reflected as an increase in paid-in-capital. The effects of the adoption are disclosed in the Condensed Statement of Stockholders’ Equity and Condensed Statements of Cash Flows in the financial statements.

In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of this Statement on its financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). This FSP would require unvested share-based payment awards containing non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be included in the computation of basic EPS according to the two-class method. The effective date of FSP EITF 03-6-1 is for fiscal years beginning after December 15, 2008 and requires all prior-period EPS data presented to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. FSP EITF 03-6-1 does not permit early application. This FSP changes our calculation of basic and diluted EPS and may lower previously reported basic and diluted EPS as weighted-average shares outstanding used in the EPS calculation will increase. We are currently evaluating the impact of this statement on our financial statements.

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

Overview

We are a healthcare information technology company that designs, develops, markets, installs, maintains and supports computerized information technology systems to meet the unique demands of small and midsize hospitals. Our target market includes acute care community hospitals with 300 or fewer beds and small specialty hospitals. We are a single-source vendor providing comprehensive software and hardware products, complemented by data conversion, complete installation and extensive support. Our fully integrated, enterprise-wide system automates the management of clinical and financial data across the primary functional areas of a hospital. In addition, we provide business management services that enable our customers to outsource certain data-related business processes which we can perform more efficiently. We believe our products and services enhance hospital performance in the critical areas of clinical care, revenue cycle management, cost control and regulatory compliance. From our initial hospital installation in 1981, we have grown to serve more than 600 hospital customers across 46 states and the District of Columbia. In the three months ended June 30, 2008, we generated revenues of $27.8 million from the sale of our products and services.

Results of Operations

The following table sets forth certain items included in our results of operations for the three and six months ended June 30, 2008 and 2007, expressed as a percentage of our total revenues for these periods (dollar amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
System sales	$8,458	30.5%	$10,266	36.7%	$19,114	33.4%	$18,582	34.5%
Support and maintenance	13,133	47.3%	12,368	44.2%	26,219	45.8%	24,908	46.2%
Business management services	6,160	22.2%	5,329	19.1%	11,936	20.8%	10,419	19.3%

Total sales revenues	27,751	100.0%	27,963	100.0%	57,269	100.0%	53,909	100.0%
Costs of sales:
System sales	7,215	26.0%	7,766	27.8%	15,117	26.4%	14,945	27.7%
Support and maintenance	4,772	17.2%	5,006	17.9%	9,570	16.7%	10,063	18.7%
Business management services	3,639	13.1%	3,295	11.8%	7,225	12.6%	6,353	11.8%

Total costs of sales	15,626	56.3%	16,067	57.5%	31,912	55.7%	31,361	58.2%

Gross profit	12,125	43.7%	11,896	42.5%	25,357	44.3%	22,548	41.8%
Operating expenses:
Sales and marketing	2,130	7.7%	2,306	8.2%	4,390	7.7%	4,382	8.1%
General and administrative	5,287	19.1%	4,765	17.0%	10,761	18.8%	9,657	17.9%

Total operating expenses	7,417	26.7%	7,071	25.2%	15,151	26.5%	14,039	26.0%

Operating income	4,708	17.0%	4,825	17.3%	10,206	17.8%	8,509	15.8%
Other income:
Interest income	231	0.8%	272	1.0%	496	0.9%	549	1.0%

Total other income	231	0.8%	272	1.0%	496	0.9%	549	1.0%

Income before taxes	4,939	17.8%	5,097	18.2%	10,702	18.7%	9,058	16.8%
Income taxes	1,948	7.0%	1,795	6.4%	4,205	7.3%	3,197	5.9%

Net Income	$2,991	10.8%	$3,302	11.8%	$6,497	11.3%	$5,861	10.9%

Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007

Revenues. Total revenues decreased by 0.7%, or $0.2 million, to $27.8 million for the three months ended June 30, 2008, from $28.0 million for the three months ended June 30, 2007.

System sales revenues decreased by 17.6%, or $1.8 million, to $8.5 million for the three months ended June 30, 2008, from $10.3 million for the three months ended June 30, 2007. This decrease was primarily due to fewer system installations compared to the second quarter of the prior year. We completed software system installations at 11 new hospital clients in the second quarter of 2008 compared to 28 new hospital clients in the second quarter of 2007.

Support and maintenance revenues increased by 6.2%, or $0.7 million, to $13.1 million for the three months ended June 30, 2008, from $12.4 million for the three months ended June 30, 2007. This increase was attributable to an increase in recurring revenues as a result of a larger customer base and increased sales of add-on business to existing customers.

Business management services revenues increased by 15.6%, or $0.9 million, to $6.2 million for the three months ended June 30, 2008, from $5.3 million for the three months ended June 30, 2007. We experienced an increase in business management services revenues as a result of continued growth in existing customer demand for electronic billing and accounts receivable management services. We were providing full business office management services to 19 customers at June 30, 2008 compared to 17 customers at June 30, 2007.

Costs of Sales. Total costs of sales decreased by 2.7%, or $0.4 million, to $15.6 million for the three months ended June 30, 2008, from $16.0 million for the three months ended June 30, 2007. As a percentage of total revenues, costs of sales decreased to 56.3% for the three months ended June 30, 2008 from 57.5% for the three months ended June 30, 2007. The gross margin on sales increased to 43.7% for the three months ended June 30, 2008 from 42.5% for the three months ended June 30, 2007.

Cost of system sales decreased by 7.1%, or $0.6 million, to $7.2 million for the three months ended June 30, 2008, from $7.8 million for the three months ended June 30, 2007. Cost of equipment and software decreased $0.6 million as a result of a decrease in equipment sales from fewer installations. The gross margin on system sales decreased to 14.7% for the three months ended June 30, 2008, from 24.4% for the three months ended June 30, 2007. The gross margin decrease is generally due to a high percentage of fixed expenses included in cost of sales which results in a lower gross margin percentage.

Cost of support and maintenance decreased by 4.7%, or $0.2 million, to $4.8 million for the three months ended June 30, 2008, from $5.0 million for the three months ended June 30, 2007. The gross margin on support and maintenance revenues increased to 63.7% for the three months ended June 30, 2008, compared to 59.5% for the three months ended June 30, 2007. The increase in gross margin was primarily due to the addition of new customers and increased sales of add-on business to our existing customer base without a proportional increase in support personnel.

Our costs associated with business management services increased by 10.4%, or $0.3 million, to $3.6 million for the three months ended June 30, 2008, from $3.3 million for the three months ended June 30, 2007. This increase was caused primarily by an increase of $0.3 million in payroll related expenses as a result of an increase in the number of employees needed to support our growing business management services operations, including our electronic billing operations.

Sales and Marketing Expenses. Sales and marketing expenses decreased by 7.7%, or $0.2 million, to $2.1 million for the three months ended June 30, 2008, from $2.3 million for the three months ended June 30, 2007. The decrease is attributable to a decrease in sales commission expense.

General and Administrative Expenses. General and administrative expenses increased 11.0%, or $0.5 million, to $5.3 million for the three months ended June 30, 2008, from $4.8 million for the three months ended June 30, 2007. This increase was attributable to a $0.7 million charge to bad debt expense during the second quarter of 2008 in anticipation of potential collection problems with certain customers in the future due to deteriorating economic conditions. This charge was partially offset by a $0.2 million decrease in office and printing expenses.

As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses increased to 26.7% for the three months ended June 30, 2008 from 25.2% for three months ended June 30, 2007.

Net Income. Net income for the three months ended June 30, 2008 decreased by 9.4%, or $0.3 million, to $3.0 million, or $0.28 per diluted share, as compared with net income of $3.3 million, or $0.31 per diluted share, for the three months ended June 30, 2007. Net income represented 10.8% of revenue for the three months ended June 30, 2008, as compared to 11.8% of revenue for the three months ended June 30, 2007.

Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007

Revenues. Total revenues increased by 6.2%, or $3.4 million, to $57.3 million for the six months ended June 30, 2008, from $53.9 million for the six months ended June 30, 2007.

System sales revenues increased by 2.9%, or $0.5 million, to $19.1 million for the six months ended June 30, 2008, from $18.6 million for the six months ended June 30, 2007. This increase was primarily due to larger system installations compared to the prior year. We completed software system installations at 17 new hospital clients during the first six months of 2008 compared to 35 new hospital clients during the first six months of 2007.

Support and maintenance revenues increased by 5.3%, or $1.3 million, to $26.2 million for the six months ended June 30, 2008, from $24.9 million for the six months ended June 30, 2007. This increase was attributable to an increase in recurring revenues as a result of a larger customer base and increased sales of add-on business to existing customers.

Business management services revenues increased by 14.6%, or $1.5 million, to $11.9 million for the six months ended June 30, 2008, from $10.4 million for the six months ended June 30, 2007. We experienced an increase in business management services revenues as a result of continued growth in existing customer demand for electronic billing and accounts receivable management services.

Costs of Sales. Total costs of sales increased by 1.8%, or $0.5 million, to $31.9 million for the six months ended June 30, 2008, from $31.4 million for the six months ended June 30, 2007. As a percentage of total revenues, costs of sales decreased to 55.7% for the six months ended June 30, 2008 from 58.2% for the six months ended June 30, 2007. The gross margin on sales increased to 44.3% for the six months ended June 30, 2008 from 41.8% for the six months ended June 30, 2007.

Cost of system sales increased by 1.2%, or $0.2 million, to $15.1 million for the six months ended June 30, 2008, from $14.9 million for the six months ended June 30, 2007. Travel expenses increased $0.4 million as a result of an increase in air travel and fuel costs. Payroll and related costs decreased by $0.1 million due to decreased personnel. Cost of software also decreased by $0.1 million. The gross margin on system sales increased to 20.9% for the six months ended June 30, 2008, from 19.6% for the six months ended June 30, 2007. The gross margin on larger system installations is generally higher due to a high percentage of fixed expenses included in cost of sales which results in a higher gross margin percentage as revenue increases.

Cost of support and maintenance decreased by 4.9%, or $0.5 million, to $9.6 million for the six months ended June 30, 2008, from $10.1 million for the six months ended June 30, 2007. The gross margin on support and maintenance revenues increased to 63.5% for the six months ended June 30, 2008, compared to 59.6% for the six months ended June 30, 2007. The increase in gross margin was primarily due to the addition of new customers and increased sales of add-on business to our existing customer base without a proportional increase in support personnel.

Our costs associated with business management services increased by 13.7%, or $0.8 million, to $7.2 million for the six months ended June 30, 2008, from $6.4 million for the six months ended June 30, 2007. This increase was caused primarily by an increase of $0.8 million in payroll related expenses as a result of an increase in the number of employees needed to support our growing business management services operations, including our electronic billing operations. Postage expense also increased during the year due to small postage rate increases in May of 2007 and 2008.

Sales and Marketing Expenses. Sales and marketing expenses remained flat at $4.4 million for the six months ended June 30, 2008, and June 30, 2007.

General and Administrative Expenses. General and administrative expenses increased 11.4%, or $1.1 million, to $10.8 million for the six months ended June 30, 2008, from $9.7 million for the six months ended June 30, 2007. This increase was attributable to a $1.2 million charge to bad debt expense during the year in anticipation of potential collection problems with certain customers in the future due to deteriorating economic conditions. This increase was partially offset by a decrease in payroll and related expenses of $0.1 million.

As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses increased to 26.5% for the six months ended June 30, 2008 from 26.0% for six months ended June 30, 2007.

Net Income. Net income for the six months ended June 30, 2008 increased by 10.9%, or $0.6 million, to $6.5 million, or $0.60 per diluted share, as compared with net income of $5.9 million, or $0.55 per diluted share, for the six months ended June 30, 2007. Net income represented 11.3% of revenue for the six months ended June 30, 2008, as compared to 10.9% of revenue for the six months ended June 30, 2007.

Liquidity and Capital Resources

We had cash and cash equivalents of $12.9 million at June 30, 2008, compared to $9.7 million at June 30, 2007. Net cash provided by operating activities for the six months ended June 30, 2008 was $9.5 million, compared to $8.6 million for the six months ended June 30, 2007. The increase was primarily due to an increase in net income and a decrease in accounts receivable offset partially by an increase in deferred revenue.

Net cash used in investing activities totaled $0.9 million for the six months ended June 30, 2008, compared to $0.9 million for the six months ended June 30, 2007. We used cash for the purchase of $0.6 million of property and equipment and investments of $0.3 million during the six months ended June 30, 2008.

Net cash used in financing activities totaled $7.6 million for the six months ended June 30, 2008, compared to $6.8 million for the six months ended June 30, 2007. We declared and paid dividends of $7.8 million during the first six months of 2008. We received proceeds from the exercise of stock options, including the related tax benefit, of $0.2 million.

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

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangement, as defined by Item 303(a)(4) of SEC Regulation S-K, consists of our guarantee of certain lease obligations of Solis Healthcare, LP (“Solis Healthcare”) to Winthrop Resources Corporation (“Winthrop”) under a lease agreement. Winthrop purchased a software system from us and leased it to Solis Healthcare in the first quarter of 2008. We provided this guarantee in order to facilitate Solis Healthcare in leasing the new system.

The lease has an initial term of five years and continues from year to year thereafter until terminated. We are contingently liable as guarantor under the lease such that, if at any time prior to the termination of the lease, Solis Healthcare (i) enters into bankruptcy or (ii) defaults for more than 60 days in its payments or performance under the lease, we will be obligated to perform under the guaranty by making the required lease payments, including late fees and penalties. The guaranty runs for the entire term of the lease; however, the maximum potential amount of future payments that we would be required to make to Winthrop under the guaranty is $2,145,000, plus any fees and costs that Winthrop incurs in collecting amounts due under the lease (including attorney’s fees and costs). We recorded $2,171,112, the amount billed for the new system installation, as revenue during the first quarter of 2008. Due to the contingent nature of the guaranty, the maximum amount of the guaranty is not recorded on our balance sheet; however, when necessary, we record reserves to cover potential losses. A liability in the amount of $244,038, the estimated fair value of the guaranty, is recorded on our balance sheet as an other accrued liability at June 30, 2008. See Note 9 to the financial statements for additional information.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk relates primarily to the potential change in the value of our investment portfolio as a result of fluctuations in interest rates. The primary purpose of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk of loss. As of June 30, 2008, our investment portfolio consisted of a variety of financial instruments, including, but not limited to, money market securities and high quality government, municipal and corporate obligations. It is our intent to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We do not hold financial instruments for trading or other speculative purposes. The securities in our investment portfolio are classified as available-for-sale and, consequently, are recorded on our balance sheet at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

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

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of June 30, 2008.

	Aggregate Fair Value	Weighted Average Interest Rate
Cash and Cash Equivalents:
Cash	$7,104,856	—
Money market funds	59,147	2.32%
Certificates of deposit	5,687,078	1.49%

Total cash and cash equivalents	$12,851,081

Short-Term Investments:(1)
Accrued Income	$176,738	—
Money market funds	135,373	2.58%
Commercial Paper	399,073	2.14%
Obligations of the U.S. Treasury, U.S government corporations and agencies	2,290,874	3.79%
Corporate Bonds	2,406,415	4.43%

Total short-term investments	$5,408,473

Long-Term Investments:(2)
Obligations of the U.S. Treasury, U.S government corporations and agencies	$2,651,995	4.99%
Mortgage backed securities	234,397	5.00%
Corporate debt securities	3,299,926	5.09%

Total long-term investments	$6,186,318

(1)	Reflects instruments with a contractual maturity of less than one year.
(2)	Reflects instruments with a contractual maturity of one year or more.

As of June 30, 2008, the Company had no borrowings and, therefore, is not subject to interest rate risks related to debt instruments.

Item 4.	Controls and Procedures.

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

The Company held its Annual Meeting of Stockholders on May 8, 2008. At the meeting, the Company’s stockholders voted to elect two Class III directors to serve a three-year term on the Company’s Board of Directors and to ratify the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for 2008. The results of the stockholder voting on these matters are summarized as follows:

Proposal 1 – Election of Two Class III Directors:

Name of Nominee	For	Withheld
Ernest F. Ladd, III	9,972,613	192,265
David A. Dye	6,669,847	3,495,031

Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm:

For	Against	Abstentions
10,125,468	4,102	35,128

Following the 2008 Annual Meeting, William R. Seifert, II, W. Austin Mulherin, III and John C. Johnson continue to serve as Class I Directors with terms expiring at the 2009 Annual Meeting, and M. Kenny Muscat, J. Boyd Douglas and Charles P. Huffman continue to serve as Class II Directors with terms expiring at the 2010 Annual Meeting. On January 28, 2008, John

Morrissey and Hal L. Daugherty, each of whom was a Class III Director, notified the Company that they would not stand for re-election to the Company’s Board of Directors when their terms expired at the 2008 Annual Meeting. In connection with Mr. Morrissey’s and Mr. Daugherty’s decision not to stand for re-election, on January 28, 2008, the Board of Directors approved a reduction in the size of the Board of Directors from ten persons to eight persons effective as of the conclusion of the 2008 annual meeting.

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

COMPUTER PROGRAMS AND SYSTEMS, INC.

Date: August 6, 2008

	By:	/s/ J. Boyd Douglas
J. Boyd Douglas
President and Chief Executive Officer

Date: August 6, 2008	By:	/s/ Darrell G. West
Darrell G. West
Vice President - Finance and Chief Financial Officer