Form 10-Q
period 2008-09-30
COMPUTER PROGRAMS & SYSTEMS INC
filed 2008-11-06
CIK 1169445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008.

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

As of November 5, 2008, there were 10,884,759 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Form 10-Q

(For the three and nine months ended September 30, 2008)

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,505,863	$11,806,017
Investments	11,576,621	11,352,457
Accounts receivable, net of allowance for doubtful accounts of $731,398 and $948,712, respectively	14,907,163	14,333,934
Financing receivables, current portion	1,925,728	1,734,954
Inventories	1,586,700	1,450,164
Deferred tax assets	1,497,462	1,393,602
Prepaid income tax	507,777	—
Prepaid expenses	487,843	505,565

Total current assets	44,995,157	42,576,693
Property and equipment
Land	936,026	936,026
Maintenance equipment	4,097,976	3,821,013
Computer equipment	6,003,973	5,663,741
Office furniture and equipment	1,745,442	1,576,728
Automobiles	132,926	132,926

	12,916,343	12,130,434
Less accumulated depreciation	(7,990,346)	(6,621,407)

Net property and equipment	4,925,997	5,509,027
Financing receivables, net of current portion	1,784,319	2,322,471

Total assets	$51,705,473	$50,408,191

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,294,818	$1,716,882
Deferred revenue	4,583,425	3,580,709
Accrued vacation	2,359,001	2,112,256
Income taxes payable	—	541,987
Other accrued liabilities	3,175,669	3,506,845

Total current liabilities	12,412,913	11,458,679

Deferred tax liabilities	169,871	571,142

Stockholders’ equity:
Common stock, par value $0.001 per share; 30,000,000 shares authorized; 10,884,003 and 10,807,444 shares issued and outstanding	10,884	10,807
Additional paid-in capital	26,602,374	24,658,818
Accumulated other comprehensive income (loss)	(47,659)	44,825
Retained earnings	12,557,090	13,663,920

Total stockholders’ equity	39,122,689	38,378,370

Total liabilities and stockholders’ equity	$51,705,473	$50,408,191

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Sales revenues:
System sales	$10,741,956	$9,773,770	$29,855,699	$28,356,239
Support and maintenance	13,398,595	12,686,801	39,617,215	37,594,924
Business management services	6,212,705	5,531,530	18,149,132	15,950,446

Total sales revenues	30,353,256	27,992,101	87,622,046	81,901,609

Costs of sales:
System sales	8,674,854	7,819,978	23,792,019	22,765,381
Support and maintenance	4,862,183	4,932,859	14,431,604	14,995,784
Business management services	3,522,337	3,399,854	10,747,212	9,752,461

Total costs of sales	17,059,374	16,152,691	48,970,835	47,513,626

Gross profit	13,293,882	11,839,410	38,651,211	34,387,983

Operating expenses:
Sales and marketing	2,174,638	2,614,278	6,564,133	6,996,610
General and administrative	4,985,969	4,492,797	15,747,189	14,149,844

Total operating expenses	7,160,607	7,107,075	22,311,322	21,146,454

Operating income	6,133,275	4,732,335	16,339,889	13,241,529

Other income:
Interest income	243,921	293,669	739,877	842,778

Total other income	243,921	293,669	739,877	842,778

Income before taxes	6,377,196	5,026,004	17,079,766	14,084,307

Income taxes	2,283,831	1,798,390	6,489,207	4,995,274

Net income	$4,093,365	$3,227,614	$10,590,559	$9,089,033

Net income per share - basic	$0.38	$0.30	$0.98	$0.85

Net income per share - diluted	$0.38	$0.30	$0.98	$0.85

Weighted average shares outstanding
Basic	10,776,840	10,718,643	10,758,656	10,688,709
Diluted	10,796,217	10,757,137	10,777,041	10,736,174

Dividends declared per share	$0.36	$0.36	$1.08	$1.08

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2007	10,807,444	$10,807	$24,658,818	$44,825	$13,663,920	$38,378,370

Net income					10,590,559	10,590,559
Issuance of common stock	76,559	77	991,375			991,452
Unrealized loss on available for sale investments, net of tax				(92,484)		(92,484)
Share-based compensation			684,152			684,152
Dividends					(11,697,389)	(11,697,389)
Income tax benefit from restricted stock dividends			32,458			32,458
Income tax benefit from stock option exercises			235,571			235,571

Balance at September 30, 2008	10,884,003	$10,884	$26,602,374	$(47,659)	$12,557,090	$39,122,689

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
	2008	2007
Operating Activities
Net income	$10,590,559	$9,089,033
Adjustments to net income:
Provision for bad debt	1,312,271	17,235
Deferred taxes	(417,542)	(47,787)
Share-based compensation	684,152	879,143
Income tax benefit from stock option exercises	(235,571)	(315,382)
Income tax benefit from restricted stock dividends	(32,458)	—
Depreciation	1,368,939	1,488,928
Changes in operating assets and liabilities:
Accounts receivable	(1,885,500)	306,075
Financing receivables	347,378	49,190
Inventories	(136,536)	64,330
Prepaid expenses	17,722	43,674
Accounts payable	577,936	160,491
Deferred revenue	1,002,716	1,068,129
Other liabilities	(84,431)	(58,567)
Income taxes (prepaid) payable	(781,735)	144,772

Net cash provided by operating activities	12,327,900	12,889,264

Investing Activities
Purchases of property and equipment	(785,909)	(890,338)
Purchases of investments	(404,237)	(363,764)

Net cash used in investing activities	(1,190,146)	(1,254,102)

Financing Activities
Proceeds from exercise of stock options	991,452	940,929
Income tax benefit from restricted stock dividends	32,458	—
Income tax benefit from stock option exercises	235,571	315,382
Dividends paid	(11,697,389)	(11,633,545)

Net cash used in financing activities	(10,437,908)	(10,377,234)

Increase in cash and cash equivalents	699,846	1,257,928

Cash and cash equivalents at beginning of period	11,806,017	8,760,122

Cash and cash equivalents at end of period	$12,505,863	$10,018,050

Cash paid for income taxes, net of refund	$7,481,140	$4,898,528

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

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

Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed financial statements should be read in conjunction with the audited financial statements of Computer Programs and Systems, Inc. (the “Company”) for the year ended December 31, 2007 and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

2.	REVENUE RECOGNITION

The Company recognizes revenue in accordance with accounting principles generally accepted in the United States of America, principally:

•	Statement of Position (“SOP”) No. 97–2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants (“AICPA”).

•	AICPA SOP No. 98–9, Modification of SOP 97–2, Software Revenue Recognition, With Respect to Certain Transactions.

•	Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, issued by the SEC, as amended by SAB No. 104.

•	The Emerging Issues Task Force (“EITF”) Issue 00–3, Application of AICPA Statement of Position 97–2 to Arrangements That Include the Right to Use Software Stored on Another Entities’ Hardware.

•	EITF Issue 03–5, Applicability of AICPA Statement of Position 97–2 to Non–Software Deliverables in an Arrangement Containing More–Than–Incidental Software.

The Company’s revenue is generated from three sources:

•	the sale of information systems, which includes software, conversion and installation services, hardware, peripherals, forms and supplies.

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

Revenue for ISP and business management services are recognized in the period in which the services are performed.

3.	DETAILS ON BALANCE SHEET AMOUNTS

Other accrued liabilities are comprised of the following:

	September 30, 2008	December 31, 2007
Accrued salaries and benefits	$1,707,303	$2,560,116
Accrued commissions	367,033	392,033
Accrued self-insurance reserves	418,400	388,400
Fair value of lease guaranty	231,836	—
Unrecognized tax benefit	207,344	—
Other	243,753	166,296

	$3,175,669	$3,506,845

4.	INVESTMENTS

The Company accounts for investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, investments are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity. The Company’s management determines the appropriate classifications of investments in fixed maturity securities at the time of acquisition and re-evaluates the classifications at each balance sheet date. The Company’s investments in fixed maturity securities are classified as available-for-sale.

Investments are comprised of the following at September 30, 2008:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short term investments	$639,414	$—	$637	$638,777
Obligations of U.S. Treasury, U.S. government corporation and agencies	4,892,413	39,377	7,829	4,923,961
Mortgaged backed securities	209,306	1,727	—	211,033
Corporate bonds	5,906,153	15,904	119,207	5,802,850

	$11,647,286	$57,008	$127,673	$11,576,621

Shown below are the amortized cost and estimated fair value of securities with fixed maturities at September 30, 2008, by contract maturity date. Actual maturities may differ from contractual maturities because issuers of certain securities retain early call or prepayment rights.

	Amortized Cost	Fair Value
Due in 2008	$1,939,305	$1,939,046
Due in 2009	6,745,684	6,715,836
Due in 2010	1,927,545	1,899,586
Due in 2011	825,446	811,120
Due thereafter	209,306	211,033

	$11,647,286	$11,576,621

Investments are comprised of the following at December 31, 2007:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short term investments	$377,360	$—	$—	$377,360
Obligations of U.S. Treasury, U.S. government corporation and agencies	5,571,662	55,860	804	5,626,718
Mortgaged backed securities	298,097	—	436	297,661
Municipal obligations	800,000	—	—	800,000
Corporate bonds	4,219,731	36,840	5,853	4,250,718

	$11,266,850	$92,700	$7,093	$11,352,457

5.	NET INCOME PER SHARE

The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. The Company uses the treasury stock method to calculate the impact of outstanding stock options and unvested restricted stock grants. Potentially dilutive shares are derived from outstanding stock options that have an exercise price less than the weighted average market price of our common stock and unvested restricted stock grants. Any options with an exercise price greater than the weighted average market price of our common stock or unvested restricted stock grants that are considered antidilutive are excluded from the computation of diluted earnings per share. The difference between basic and diluted EPS is attributable to stock options. For the three month periods ended September 30, 2008 and 2007, these dilutive shares were 19,377 and 38,494, respectively. For the nine month periods ended September 30, 2008 and 2007, these dilutive shares were 18,385 and 47,465, respectively. The number of unvested restricted stock grants considered antidilutive and thus excluded from the year to date dilutive earnings per share computation at September 30, 2008 were 76,086.

6.	INCOME TAXES

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. Deferred tax assets and liabilities are comprised of the following:

	September 30, 2008	December 31, 2007
Deferred tax assets:
Accounts receivable	$285,323	$369,998
Accrued vacation	920,010	823,780
Stock-based compensation	568,703	519,571
Other comprehensive income	60,382	—
Other accrued liabilities	322,163	227,031

Total deferred tax assets	$2,156,581	$1,940,380

Deferred tax liabilities:
Other comprehensive income	$—	$33,449
Depreciation	828,990	1,090,713

Total deferred tax liabilities	$828,990	$1,124,162

Significant components of the Company’s income tax provision in the Condensed Statements of Income for the nine months ended September 30 are as follows:

	2008	2007
Current provision:
Federal	$5,648,657	$4,018,563
State	1,258,092	1,024,498
Deferred (benefit) provision:
Federal	(383,959)	(42,885)
State	(33,583)	(4,902)

Total income tax provision	$6,489,207	$4,995,274

The difference between income taxes at the U. S. federal statutory income tax rate of 35% and those reported in the Condensed Statements of Income for the nine months ended September 30 are as follows:

	2008	2007
Income taxes at U. S. Federal statutory rate	$5,977,918	$4,929,507
State income tax, net of federal tax effect	784,176	654,411
Other	(272,887)	(588,644)

Total income tax provision	$6,489,207	$4,995,274

The Company had unrecognized tax benefits of $207,344 related to uncertain tax positions as of September 30, 2008 under the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) which is recorded in Other accrued liabilities on the Balance Sheet. No accrued interest or penalties for such positions is recorded. The tax year 2006 and 2007 federal returns remain open to examination, and the tax years 2004 – 2007 remain open to other taxing jurisdictions to which the Company is subject.

7.	STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”). SFAS No. 123R establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company previously applied

Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and provided pro forma disclosures of SFAS No. 123, Accounting for Stock Based Compensation. The Company elected to adopt the modified prospective application method as provided by SFAS No. 123R, and, accordingly, prior periods are not restated for the effects of SFAS No. 123R. The Company recorded compensation costs as the requisite service is rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and any awards issued, modified, repurchased, or cancelled after the effective date of SFAS 123R.

The following table shows total stock-based compensation expense for the three and nine months ended September 30, 2008 and 2007, included in the Condensed Statements of Income:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Costs of sales	$74,997	$74,997	$224,991	$344,526
Operating expenses	154,998	162,498	459,161	534,617

Pre-tax stock-based compensation expense	229,995	237,495	684,152	879,143
Less: income tax effect	91,078	94,047	270,924	348,141

Net stock-based compensation expense	$138,917	$143,448	$413,228	$531,002

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

Under the methodology of SFAS No. 123, the fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes option pricing model. The multiple option approach was used, with assumptions for expected option life of 5 years and 44% expected volatility for the market price of the Company’s stock in 2002. An estimated dividend yield of 3% was used. The risk-free rate of return was determined to be 2.79% in 2002. No options were granted during 2007 or the first nine months of 2008.

A summary of stock option activity under the plan during the nine month periods ended September 30, 2008 and 2007 is as follows:

	September 30, 2008		September 30, 2007
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	152,444	$16.50	222,597	$16.50
Granted	—	—	—	—
Exercised	(60,088)	16.50	(57,026)	16.50
Forfeited	—	—	(9,770)	16.50

Outstanding at end of period	92,356	$16.50	155,801	$16.50

Exercisable at end of period	92,356	$16.50	155,801	$16.50

Shares available for future grants under the plan at end of period		495,134		495,134

Weighted-average grant date fair value		$—		$—

Weighted-average remaining contractual life		0.8		1.8

Aggregate intrinsic value outstanding options		$1,149,832

Aggregate intrinsic value exercisable options		$1,149,832

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading date of the third quarter of 2008 and the exercise price, multiplied by the number of options.) The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The aggregate intrinsic value of options exercised during the quarters ended September 30, 2008 and September 30, 2007 was $567,771 and $170,951, respectively.

As of September 30, 2008, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under 2002 Stock Option Plan.

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

	Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2007
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock outstanding at beginning of year	79,487	$42.77	111,009	$42.79
Granted	16,471	21.25	—	—
Vested	(19,872)	42.77	(22,202)	42.81

Nonvested stock outstanding at end of period	76,086	$38.11	88,807	$42.79

As of September 30, 2008, there was $2,131,814 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Restricted Stock Plan. This cost is expected to be recognized over a weighted-average period of 2.4 years.

8.	COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, requires the disclosure of certain revenue, expenses, gains and losses that are excluded from net income in accordance with accounting principles generally accepted in the United States of America. Total comprehensive income for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2006
Net income as reported	$4,093,365	$3,227,614	$10,590,559	$9,089,033
Other comprehensive income:
Unrealized (loss) gain on investments, net of taxes	(84,402)	51,033	(92,484)	58,639

Total comprehensive income	$4,008,963	$3,278,647	$10,498,075	$9,147,672

9.	COMMITMENTS AND CONTINGENCIES

As of September 30, 2008, the Company is contingently liable as guarantor on a lease obligation between Solis Healthcare, LP (“Solis Healthcare”) and Winthrop Resources Corporation (“Winthrop”). Winthrop purchased a software system from The Company and leased it to Solis Healthcare in the first quarter of 2008. The Company provided this guarantee in order to facilitate Solis Healthcare in leasing the new system. The lease has an initial term of five years and continues from year to year thereafter until terminated. The Company is contingently liable as guarantor under the lease such that, if at any time prior to the termination of the lease, Solis Healthcare (i) enters into bankruptcy or (ii) defaults for more than 60 days in its payments or performance under the lease, the Company will be obligated to perform under the guaranty by making the required lease payments, including late fees and penalties. The guarantee runs for the entire term of the lease; however, the maximum potential amount of future payments that the Company would be required to make to Winthrop under the guaranty is $2,145,000, plus any fees and costs that Winthrop incurs in collecting amounts due under the lease (including attorney’s fees and costs). The Company recorded $2,154,389, the amount billed for the new system installation, as revenue during the first quarter of 2008. Due to the contingent nature of the guaranty, the maximum amount of the guaranty is not recorded on the balance sheet; however, when necessary reserves are recorded to cover potential losses. A liability in the amount of $231,836, the estimated fair value of the guaranty, is recorded on the balance sheet as an other accrued liability at September 30, 2008.

10.	FAIR VALUE

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) on January 1, 2008. SFAS 157 establishes a framework for measuring fair value and expands financial statement disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company has elected this one-year deferral and thus will not apply the provisions of SFAS 157 to nonfinancial assets and nonfinancial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis until its fiscal year beginning January 1, 2009. The Company is in the process of evaluating the impact of applying SFAS 157 to nonfinancial assets and nonfinancial liabilities measured on a nonrecurring basis. The FASB also amended SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. SFAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

The following table summarizes the carrying amounts and fair values of certain assets and liabilities at September 30, 2008:

	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$11,576,621	$11,576,621	$—	$—
Lease Guaranty	$231,836	$—	$—	$231,836

There was no cumulative effect of adoption related to SFAS 157, and the adoption did not have an impact on The Company’s financial position, results of operations, or cash flows.

11.	RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted the provisions of Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), on January 1, 2008. SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). Under this pronouncement, a business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. The Company did not elect the fair value option for any items on our Condensed Balance Sheets and we have not determined whether or not we will elect this option for any financial instruments that we may acquire in the future.

The Company adopted the provisions of the FASB Emerging Issues Task Force (“EITF”) Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF No. 07-3”), on January 1, 2008. EITF No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption of EITF No. 07-3 did not have an impact on the Company’s financial position, results of operations, or cash flows.

The Company adopted the provisions of the FASB EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF No. 06-11”), on January 1, 2008. EITF No. 06-11 requires that the income tax benefits from dividends on equity-classified employee share-based payment awards be reflected as an increase in paid-in-capital. The effects of the adoption are disclosed in the Condensed Statement of Stockholders’ Equity and Condensed Statements of Cash Flows in the financial statements.

In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles, in September 2008. The Company is currently evaluating the impact of SFAS 162 on its financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). This FSP would require unvested share-based payment awards containing non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be included in the computation of basic EPS according to the two-class (basic and diluted) method. The effective date of FSP EITF 03-6-1 is for fiscal years beginning after December 15, 2008 and requires all prior-period EPS data presented to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. FSP EITF 03-6-1 does not permit early application. This FSP changes the calculation of basic and diluted EPS and may lower previously reported basic and diluted EPS as weighted-average shares outstanding used in the EPS calculation will increase. The Company is currently evaluating the impact of this statement on its financial statements.

In September 2008, the FASB issued Staff Position (FSP) No. 133-1 and FIN 45-4, Disclosures about Credit Derivates and Certain Guarantees: An Amendment of FASB Statement No.133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP No. 133-1 and FIN 45-4”). This FSP amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others (“FIN 45”), to require an additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend FIN 45 are effective for reporting periods (annual or interim) ending after November 15, 2008. The Company is currently evaluating the additional disclosure requirements of FSP No. 133-1 and FIN 45-4 to its financial statements.

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

Overview

We are a healthcare information technology company that designs, develops, markets, installs, maintains and supports computerized information technology systems to meet the unique demands of small and midsize hospitals. Our target market includes acute care community hospitals with 300 or fewer beds and small specialty hospitals. We are a single-source vendor providing comprehensive software and hardware products, complemented by data conversion, complete installation and extensive support. Our fully integrated, enterprise-wide system automates the management of clinical and financial data across the primary functional areas of a hospital. In addition, we provide business management services that enable our customers to outsource certain data-related business processes which we can perform more efficiently. We believe our products and services enhance hospital performance in the critical areas of clinical care, revenue cycle management, cost control and regulatory compliance. From our initial hospital installation in 1981, we have grown to serve more than 640 hospital customers across 46 states and the District of Columbia. In the three months ended September 30, 2008, we generated revenues of $30.4 million from the sale of our products and services.

Results of Operations

The following table sets forth certain items included in our results of operations for the three and nine months ended September 30, 2008 and 2007, expressed as a percentage of our total revenues for these periods (dollar amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
System sales	$10,742	35.4%	$9,774	34.9%	$29,856	34.1%	$28,356	34.6%
Support and maintenance	13,398	44.1%	12,687	45.3%	39,617	45.2%	37,595	45.9%
Business management services	6,213	20.5%	5,531	19.8%	18,149	20.7%	15,951	19.5%

Total sales revenues	30,353	100.0%	27,992	100.0%	87,622	100.0%	81,902	100.0%
Costs of sales:
System sales	8,675	28.6%	7,820	27.9%	23,792	27.2%	22,765	27.8%
Support and maintenance	4,862	16.0%	4,933	17.6%	14,432	16.5%	14,996	18.3%
Business management services	3,522	11.6%	3,400	12.1%	10,747	12.3%	9,753	11.9%

Total costs of sales	17,059	56.2%	16,153	57.7%	48,971	55.9%	47,514	58.0%

Gross profit	13,294	43.8%	11,839	42.3%	38,651	44.1%	34,388	42.0%
Operating expenses:
Sales and marketing	2,175	7.2%	2,614	9.3%	6,564	7.5%	6,997	8.5%
General and administrative	4,986	16.4%	4,493	16.1%	15,747	18.0%	14,150	17.3%

Total operating expenses	7,161	23.6%	7,107	25.3%	22,311	25.5%	21,147	25.8%

Operating income	6,133	20.2%	4,732	16.9%	16,340	18.6%	13,241	16.2%
Other income:
Interest income	244	0.8%	294	1.1%	740	0.8%	843	1.0%

Total other income	244	0.8%	294	1.1%	740	0.8%	843	1.0%

Income before taxes	6,377	21.0%	5,026	18.0%	17,080	19.5%	14,084	17.2%
Income taxes	2,284	7.5%	1,798	6.4%	6,489	7.4%	4,995	6.1%

Net Income	$4,093	13.5%	$3,228	11.5%	$10,591	12.1%	$9,089	11.1%

Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007

Revenues. Total revenues increased by 8.4%, or $2.4 million, to $30.4 million for the three months ended September 30, 2008, from $28.0 million for the three months ended September 30, 2007.

System sales revenues increased by 9.9%, or $1.0 million, to $10.8 million for the three months ended September 30, 2008, from $9.8 million for the three months ended September 30, 2007. This increase was primarily due to increased add-on sales to existing customers compared to the third quarter of the prior year. We completed software system installations at 7 new hospital clients in the third quarter of 2008 compared to 8 new hospital clients in the third quarter of 2007.

Support and maintenance revenues increased by 5.6%, or $0.7 million, to $13.4 million for the three months ended September 30, 2008, from $12.7 million for the three months ended September 30, 2007. This increase was attributable to an increase in recurring revenues as a result of a larger customer base and an increase in support fees for add-on business sold to existing customers.

Business management services revenues increased by 12.3%, or $0.7 million, to $6.2 million for the three months ended September 30, 2008, from $5.5 million for the three months ended September 30, 2007. We experienced an increase in business management services revenues as a result of continued growth in existing customer demand for electronic billing and accounts receivable management services. We were providing full business office management services to 21 customers at September 30, 2008 compared to 19 customers at September 30, 2007.

Costs of Sales. Total costs of sales increased by 5.6%, or $0.9 million, to $17.1 million for the three months ended September 30, 2008, from $16.2 million for the three months ended September 30, 2007. As a percentage of total revenues, costs of sales decreased to 56.2% for the three months ended September 30, 2008 from 57.7% for the three months ended September 30,

2007. The gross margin on sales increased to 43.8% for the three months ended September 30, 2008 from 42.3% for the three months ended September 30, 2007.

Cost of system sales increased by 10.9%, or $0.9 million, to $8.7 million for the three months ended September 30, 2008, from $7.8 million for the three months ended September 30, 2007. Cost of equipment and software increased $0.8 million as a result of an increase in system sales from additional installations. The gross margin on system sales decreased to 19.2% for the three months ended September 30, 2008, from 20.0% for the three months ended September 30, 2007. The slight decrease in gross margin is generally due to higher discounting of software which results in a lower gross margin percentage.

Cost of support and maintenance decreased by 1.4%, or $0.1 million, to $4.9 million for the three months ended September 30, 2008, from $5.0 million for the three months ended September 30, 2007. The gross margin on support and maintenance revenues increased to 63.7% for the three months ended September 30, 2008, compared to 61.1% for the three months ended September 30, 2007. The increase in gross margin was primarily due to the addition of new customers and increased sales of add-on business to our existing customer base without a proportional increase in support personnel.

Our costs associated with business management services increased by 3.6%, or $0.1 million, to $3.5 million for the three months ended September 30, 2008, from $3.4 million for the three months ended September 30, 2007. This increase was caused primarily by an increase in payroll related expenses as a result of an increase in the number of employees needed to support our growing business management services operations, including our electronic billing operations.

Sales and Marketing Expenses. Sales and marketing expenses decreased by 16.8%, or $0.4 million, to $2.2 million for the three months ended September 30, 2008, from $2.6 million for the three months ended September 30, 2007. The decrease is attributable to a reduction in commission expense due to sales force attrition.

General and Administrative Expenses. General and administrative expenses increased 11.0%, or $0.5 million, to $5.0 million for the three months ended September 30, 2008, from $4.5 million for the three months ended September 30, 2007. This increase was attributable to a $0.3 million increase in group health insurance during the third quarter of 2008 as well as an increase in expenses related to our national customer user group conference which was held in September 2008.

As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses decreased to 23.6% for the three months ended September 30, 2008 from 25.3% for three months ended September 30, 2007.

Net Income. Net income for the three months ended September 30, 2008 increased by 26.8%, or $0.9 million, to $4.1 million, or $0.38 per diluted share, as compared with net income of $3.2 million, or $0.30 per diluted share, for the three months ended September 30, 2007. Net income represented 13.5% of revenue for the three months ended September 30, 2008, as compared to 11.5% of revenue for the three months ended September 30, 2007.

Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007

Revenues. Total revenues increased by 7.0%, or $5.7 million, to $87.6 million for the nine months ended September 30, 2008, from $81.9 million for the nine months ended September 30, 2007.

System sales revenues increased by 5.3%, or $1.5 million, to $29.9 million for the nine months ended September 30, 2008, from $28.4 million for the nine months ended September 30, 2007. This increase was primarily due to larger new system installations compared to the prior year as well as increased add-on system sales to existing customers.

Support and maintenance revenues increased by 5.4%, or $2.0 million, to $39.6 million for the nine months ended September 30, 2008, from $37.6 million for the nine months ended September 30, 2007. This increase was attributable to an increase in recurring revenues as a result of a larger customer base and an increase in support fees from sales of add-on business to existing customers.

Business management services revenues increased by 13.8%, or $2.2 million, to $18.1 million for the nine months ended September 30, 2008, from $15.9 million for the nine months ended September 30, 2007. We experienced an increase in business management services revenues as a result of continued growth in existing customer demand for electronic billing and accounts receivable management services.

Costs of Sales. Total costs of sales increased by 3.1%, or $1.5 million, to $49.0 million for the nine months ended September 30, 2008, from $47.5 million for the nine months ended September 30, 2007. As a percentage of total revenues, costs of sales decreased to 55.9% for the nine months ended September 30, 2008 from 58.0% for the nine months ended September 30, 2007. The gross margin on sales increased to 44.1% for the nine months ended September 30, 2008 from 42.0% for the nine months ended September 30, 2007.

Cost of system sales increased by 4.5%, or $1.0 million, to $23.8 million for the nine months ended September 30, 2008, from

$22.8 million for the nine months ended September 30, 2007. Cost of equipment increased by $0.7 million for the nine months ended September 30, 2008 compared to the same period of the prior year due to larger system installations. Travel and related costs increased by $0.5 million for the nine months ended September 30, 2008 due to increased airline costs. These costs were offset slightly by decreased salary and related costs. The gross margin on system sales increased to 20.3% for the nine months ended September 30, 2008, from 19.7% for the nine months ended September 30, 2007. The gross margin on larger system installations is generally higher due to a high percentage of fixed expenses included in cost of sales which results in a higher gross margin percentage as revenue increases.

Cost of support and maintenance decreased by 3.8%, or $0.6 million, to $14.4 million for the nine months ended September 30, 2008, from $15.0 million for the nine months ended September 30, 2007. The gross margin on support and maintenance revenues increased to 63.6% for the nine months ended September 30, 2008, compared to 60.1% for the nine months ended September 30, 2007. The increase in gross margin was primarily due to the addition of new customers and increased sales of add-on business to our existing customer base without a proportional increase in support personnel.

Our costs associated with business management services increased by 10.2%, or $1.0 million, to $10.7 million for the nine months ended September 30, 2008, from $9.7 million for the nine months ended September 30, 2007. This increase was caused by an increase of $1.0 million in payroll related expenses as a result of an increase in the number of employees needed to support our growing business management services operations, including our electronic billing operations.

Sales and Marketing Expenses. Sales and marketing expenses decreased by 6.2% or $0.4 million, to $6.6 million for the nine months ended September 30, 2008, from $7.0 million for the nine months ended September 30, 2007. The decrease was attributable to a decrease in commission expense due to sales force attrition.

General and Administrative Expenses. General and administrative expenses increased 11.3%, or $1.6 million, to $15.8 million for the nine months ended September 30, 2008, from $14.2 million for the nine months ended September 30, 2007. This increase was attributable to a $1.3 million charge to bad debt expense during the year due to collection problems with specific customers during the year. Health insurance costs also increased by $0.2 million over the prior nine month period.

As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses decreased slightly to 25.5% for the nine months ended September 30, 2008 from 25.8% for nine months ended September 30, 2007.

Net Income. Net income for the nine months ended September 30, 2008 increased by 16.5%, or $1.5 million, to $10.6 million, or $0.98 per diluted share, as compared with net income of $9.1 million, or $0.85 per diluted share, for the nine months ended September 30, 2007. Net income represented 12.1% of revenue for the nine months ended September 30, 2008, as compared to 11.1% of revenue for the nine months ended September 30, 2007.

Liquidity and Capital Resources

We had cash and cash equivalents of $12.5 million at September 30, 2008, compared to $10.0 million at September 30, 2007. Net cash provided by operating activities for the nine months ended September 30, 2008 was $12.3 million, compared to $12.9 million for the nine months ended September 30, 2007. The decrease was primarily due to an increase in deferred revenue and prepaid income taxes.

Net cash used in investing activities totaled $1.2 million for the nine months ended September 30, 2008, compared to $1.3 million for the nine months ended September 30, 2007. We used cash for the purchase of $0.8 million of property and equipment and investments of $0.4 million during the nine months ended September 30, 2008.

Net cash used in financing activities totaled $10.4 million for the nine months ended September 30, 2008, compared to $10.3 million for the nine months ended September 30, 2007. We declared and paid dividends of $11.7 million during the first nine months of 2008. We received proceeds from the exercise of stock options, including the related tax benefit, of $1.2 million.

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

The lease has an initial term of five years and continues from year to year thereafter until terminated. We are contingently liable as guarantor under the lease such that, if at any time prior to the termination of the lease, Solis Healthcare (i) enters into bankruptcy or (ii) defaults for more than 60 days in its payments or performance under the lease, we will be obligated to perform under the guaranty by making the required lease payments, including late fees and penalties. The guaranty runs for the entire term of the lease; however, the maximum potential amount of future payments that we would be required to make to Winthrop under the guaranty is $2,145,000, plus any fees and costs that Winthrop incurs in collecting amounts due under the lease (including attorney’s fees and costs). We recorded $2,154,389, the amount billed to date for the new system installation, as revenue during the first quarter of 2008. Due to the contingent nature of the guaranty, the maximum amount of the guaranty is not recorded on our balance sheet; however, when necessary, we record reserves to cover potential losses. A liability in the amount of $231,836, the estimated fair value of the guaranty, is recorded on our balance sheet as an other accrued liability at September 30, 2008. See Note 9 to the financial statements for additional information.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk relates primarily to the potential change in the value of our investment portfolio as a result of fluctuations in interest rates. The primary purpose of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk of loss. As of September 30, 2008, our investment portfolio consisted of a variety of financial instruments, including, but not limited to, money market securities and high quality government, municipal and corporate obligations. It is our intent to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We do not hold financial instruments for trading or other speculative purposes. The securities in our investment portfolio are classified as available-for-sale and, consequently, are recorded on our balance sheet at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

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

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of September 30, 2008.

	Aggregate Fair Value	Weighted Average Interest Rate
Cash and Cash Equivalents:
Cash	$6,723,871	—
Money market funds	59,301	3.38%
Certificates of deposit	5,722,691	2.73%

Total cash and cash equivalents	$12,505,863

Short-Term Investments:(1)
Accrued Income	$147,316	—
Money market funds	292,918	2.22%
Commercial Paper	198,544	2.91%
Obligations of the U.S. Treasury, U.S government corporations and agencies	4,118,243	4.39%
Corporate Bonds	3,386,989	4.58%

Total short-term investments	$8,144,010

Long-Term Investments:(2)
Obligations of the U.S. Treasury, U.S government corporations and agencies	$805,718	5.00%
Mortgage backed securities	211,033	5.00%
Corporate debt securities	2,415,860	5.21%

Total long-term investments	$3,432,611

(1)	Reflects instruments with a contractual maturity of less than one year.
(2)	Reflects instruments with a contractual maturity of one year or more.

As of September 30, 2008, the Company had no borrowings and, therefore, is not subject to interest rate risks related to debt instruments.

Item 4.	Controls and Procedures.

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

COMPUTER PROGRAMS AND SYSTEMS, INC.

Date: November 6, 2008	By:	/s/ J. Boyd Douglas
J. Boyd Douglas
President and Chief Executive Officer

Date: November 6, 2008	By:	/s/ Darrell G. West
Darrell G. West
Vice President - Finance and Chief Financial Officer

Exhibit Index

No.	Exhibit
3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333- 84726) and incorporated herein by reference)

3.2	Bylaws (filed as Exhibit 3.6 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002