Form 10-K
period 2008-12-31
COMPUTER PROGRAMS & SYSTEMS INC
filed 2009-03-09
CIK 1169445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant at June 30, 2008 was $166,099,281.

As of March 6, 2009 the registrant had outstanding 10,905,708 shares of its common stock.

DOCUMENTS INCORPORATED BY REFERENCE IN THIS FORM 10-K:

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2009 are incorporated by reference into Part III of this report.

*	Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2009 are incorporated by reference in Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified generally by the use of forward-looking terminology and words such as “expects,” “anticipates,” “estimates,” “believes,” “predicts,” “intends,” “plans,” “potential,” “may,” “continue,” “should,” “will” and words of comparable meaning. Without limiting the generality of the preceding statement, all statements in this Annual Report relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and future financial results are forward-looking statements. We caution investors that any such forward-looking statements are only predictions and are not guarantees of future performance. Certain risks, uncertainties and other factors may cause actual results to differ materially from those projected in the forward-looking statements. Such factors may include:

•	overall business and economic conditions affecting the healthcare industry;

•	saturation of our target market and hospital consolidations;

•	changes in customer purchasing priorities, capital expenditures and demand for information technology systems;

•	competition with companies that have greater financial, technical and marketing resources than we have;

•	failure to develop new technology and products in response to market demands;

•	fluctuations in quarterly financial performance due to, among other factors, timing of customer installations;

•	failure of our products to function properly resulting in claims for medical losses;

•	government regulation of our products and customers, including changes in healthcare policy affecting Medicare reimbursement rates;

•	changes in accounting principles generally accepted in the United States of America;

•	general economic conditions, including changes in the financial markets that may affect the availability and cost of credit to us or our customers; and

•	interruptions in our power supply and/or telecommunications capabilities.

For more information about the risks described above and other risks affecting us, see “Risk Factors” beginning on page 17 of this Annual Report. We also caution investors that the forward-looking information described herein represents our outlook only as of this date, and we undertake no obligation to update or revise any forward-looking statements to reflect events or developments after the date of this Annual Report.

i

PART I

ITEM 1.	BUSINESS

Overview

We are a healthcare information technology company that designs, develops, markets, installs and supports computerized information technology systems to meet the unique demands of small and midsize hospitals. Our target market includes acute care community hospitals with 300 or fewer beds and small specialty hospitals. We are a single-source vendor providing comprehensive software and hardware products, complemented by data conversion, complete installation and extensive support. Our fully integrated, enterprise-wide system automates the management of clinical and financial data across the primary functional areas of a hospital. In addition, we provide services that enable our customers to outsource certain data-related business processes which we can perform more efficiently. We believe our products and services enhance hospital performance in the critical areas of clinical care, revenue cycle management, cost control and regulatory compliance. From our initial hospital installation in 1981, we have grown to serve over 650 hospital customers across 47 states and the District of Columbia. In 2008, we generated revenues of $119.7 million from the sale of our products and services.

Industry Dynamics

The healthcare industry is the largest industry in the United States economy. According to the Centers for Medicare and Medicaid Services, or “CMS,” the U.S. is projected to have spent $2.4 trillion on healthcare in 2008, or approximately 16.6% of the U.S. gross domestic product. CMS estimates that by fiscal 2017 total U.S. healthcare spending will reach $4.3 trillion, or 19.5% of the estimated U.S. gross domestic product.

Hospital services represents one of the largest categories of total healthcare expenditures. According to CMS, in fiscal 2009, spending on hospital services will amount to approximately $800 billion, or 31.3% of total healthcare expenditures. According to the American Hospital Association, there are approximately 4,900 community hospitals in the United States that are in our target market of hospitals with 300 or fewer acute care beds. In addition, there is a market of small specialty hospitals that focus on discrete medical areas such as surgery, rehabilitation and psychiatry.

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

Changing Economic Dynamics. Community hospitals typically generate a significant portion of their revenues from beneficiaries of the Medicare program. Consequently, even small changes in this federal program have a disproportionately larger impact on community hospitals as compared to larger facilities where greater portions of their revenues are typically generated from beneficiaries of private insurance programs. Medicare funding and reimbursements fluctuate year to year and, with the anticipated growth in healthcare costs, will continue to be scrutinized as the federal government attempts to control the costs and growth of the program. The Medicaid program, which is a federal/state program managed by the individual states and dependent in part on funding from the states, also continues to struggle due to the increasing cost of healthcare and limited state revenues. In addition to issues in state funding, the Deficit Reduction Act of 2005, which included cuts of $6.4 billion and $4.7 billion from Medicare and Medicaid, respectively, over the five-year period from 2006 to 2010, is cutting deeper into Medicaid reimbursements, and the gains made in Medicare reimbursements are being adversely affected. Furthermore, federal and state budget shortfalls could lead to potential reductions in funding for Medicare and Medicaid. Reductions in reimbursements from Medicare and Medicaid could lead to hospitals postponing expenditures on information technology.

Additionally, the current credit crisis has increased the costs to hospitals of borrowing money and made it more difficult to find the financing for necessary facility and technology improvements. According to a study conducted by the American Hospital Association in November 2008, due to the credit crisis and a significant increase in uncompensated care, more than 50% of the hospitals in the United States of America are reconsidering or postponing investments in facilities and equipment, including information technologies.

The American Recovery and Reinvestment Act of 2009. On February 17, 2009, President Barack Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “ARRA”). This $787 billion economic stimulus package includes a number of health care policy provisions, including approximately $19 billion in funding over the next ten years for health information technology infrastructure and Medicare and Medicaid incentives to encourage doctors, hospitals and other providers to use health information technology to electronically exchange patients’ health information, including through the development of health information exchanges (“HIE”) and the adoption of electronic health records (“EHR”). Approximately $2 billion of the total funding amount is in appropriated funds for discretionary grants, loans and technical assistance programs designed to aid providers with the adoption of EHR and the development of HIE. These funds will be disbursed by various agencies within the Department of Health and Human Services, either directly to providers – including private physician offices – or to other entities like states or non-profit organizations. The remaining allocated amounts will take the form of Medicare and Medicaid payment incentives. The ARRA identifies four priority areas for spending with respect to health information technology: (1) establishing HIE; (2) EHR adoption; (3) workforce training; and (4) new technology research and development. In order to qualify for EHR funding, providers are required to connect to an HIE, which means funding is dependent on state action to establish HIEs. The payment incentives do not become available until 2011. The ARRA includes payment incentives for critical access hospitals that are meaningful users of EHR. We are still evaluating the potential impact of the ARRA on our business and the businesses of the community hospitals that comprise our target market.

Continued Push for Improved Patient Care. With pressure mounting to reduce medical errors and improve patient safety, hospitals are actively seeking information technology solutions for clinical decision support. This migration toward clinical decision support solutions is further supported by CMS quality initiatives. For 2009, CMS reports that Medicare inpatient rates for operating expenses will increase by 3.6% for hospitals that report quality data. Hospitals that do not report quality data will only see a 1.6% increase. We believe hospitals utilizing fully integrated enterprise-wide medical information systems that allow professionals real-time access to information such as electronic charts, treatment protocols and pathways, pharmaceutical records and treatment schedules will continue to be favored by large employers and government payers.

Emergence of Electronic Medical Records/Electronic Health Records. In 2004, George W. Bush, former President of United States of America, launched an initiative to make electronic health records available to most Americans within 10 years. Since that time, significant progress has been made in the establishment by the federal government of a National Health Information Network. The stated goal of the national electronic health record is to bring together patient information from across the disparate healthcare vendor systems used in all of the individual hospitals, clinics and physician offices where a patient may receive healthcare services. Achievement of this ambitious goal will revolutionize the healthcare industry. Data sharing of this magnitude will increase the efficiency of healthcare delivery, support better clinical decision making, and reduce clinical errors in all participating facilities. However, the first requirement for participation in national or regional initiatives is the implementation of an electronic medical record in the individual healthcare facilities. To share patient information electronically, the information must first be captured and stored electronically. We believe hospitals utilizing fully integrated enterprise-wide medical information systems, and consequently the vendors that supply such systems, will be best positioned to participate in and benefit from national and regional initiatives. During 2007, we received certification from the Certification Commission for Healthcare Information Technology (CCHIT(SM) ) for our inpatient electronic medical record (EMR) product. CCHIT is the certification authority endorsed by a number of professional healthcare organizations for electronic health records (EHRs).

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

In the face of decreasing revenue and increasing pressure to improve patient care, healthcare providers are in need of management tools that (1) increase efficiency in the delivery of healthcare services, (2) reduce medical errors, (3) effectively track the cost of delivering services so those costs can be properly managed and (4) increase the speed and rate of reimbursement. Despite challenging economic conditions, we believe the industry will increase its adoption of information technology as a management tool. We further believe these dynamics should allow for future revenue growth.

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

Expand Presence in Target Market. We will continue to target small to midsize domestic hospitals of 300 or fewer acute care beds. We believe this market of 4,900 community hospitals nationwide has been traditionally overlooked and underserved by other healthcare technology companies. In addition, a number of our customers are small specialty hospitals that focus on discrete medical areas such as surgery, rehabilitation and psychiatry. We intend to continue gaining customers from this market segment. Our system can help these smaller hospitals reduce costs and increase their operating efficiencies. We believe our personalized marketing approach and emphasis on customer relationships are attractive to the management of these hospitals. We also believe our system is well-suited to hospitals of this size because they typically demonstrate a greater commitment than larger hospitals to the concept of an enterprise-wide, fully integrated system. In addition, we will continue to sell additional services and software products to our existing customers who have not purchased our complete package of services and software applications.

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

Order Entry /Results Reporting	• provides efficient order and result communication • automates the entry of patient charges • reduces “lost” charges and mistakes due to legibility

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

Total System Support. We believe the quality of continuing customer support is one of the most critical considerations in the selection of an information system provider. We provide hardware, technical and software support for all aspects of our system which gives us the flexibility to take the necessary course of action to resolve any issue. Unlike our competitors who use third-party services for hardware and software support, we provide a single, convenient and efficient resource for all of our customers’ system support needs. In order to minimize the impact of a system problem, we train our customer service personnel to be technically proficient, courteous and prompt. Because a properly functioning information system is crucial to a hospital’s operations, our support teams are available 24 hours a day to assist customers with any problem that may arise. Customers can also use the Internet to directly access our support system. This allows customers to communicate electronically with our support teams at any time. With approximately 611 employees who provide customer service and support, we currently have close to a one-to-one support staff to customer ratio.

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

Product Development and Enhancement

We are continually working to improve and enhance the CPSI system and to develop new products and services for our system. The primary source of ideas for improvements to our products and services comes from our customers through our national user group. We believe our interaction with customers and their communication with each other is the most efficient way to learn about and respond to changes in the healthcare operating environment. This approach to research and development allows us to quickly adapt to technology advances and improve our products and services to better serve the needs of our customers. Our management and customer support and service teams play a significant role in product development by continually monitoring the needs and desires of our customers and our market. In addition to our customer support and service teams, during 2008, the Product Development Services division was created. This division is responsible for the development, quality assurance/testing, documentation, and distribution of all application software. By consolidating all our development efforts under a single division, we can ensure standardization in our software development processes and effective utilization of our resources. We currently have 133 employees in our Product Development Services division, including 4 research and development employees whose dedicated function is to develop new uses for and applications of technology available in the marketplace.

Customers, Sales and Marketing

Target Market. The target market for our information system consists of small and midsize hospitals of 300 or fewer acute care beds. In the United States, there are approximately 4,900 hospitals in this size range. In addition, we market our products to small specialty hospitals in the United States that focus on discrete medical areas such as surgery, rehabilitation and psychiatry. As of February 28, 2009, we had installed our system in over 650 facilities in 47 states and the District of Columbia. Approximately 94% of our existing customers are hospitals with 100 or fewer acute care beds, while approximately 99% of our existing customers are hospitals with 200 or fewer acute care beds. Our goal is to increase sales to hospitals with 100 to 300 acute care beds while maintaining our competitive position in the under 100 bed market segment.

Sales Staff. Most of our new customers are referrals from our existing customers, thereby reducing the need for a large sales force. Currently, we have 30 employees dedicated to direct sales, 15 of whom concentrate on new prospects, and 15 of whom are responsible for the sale of additional products and services to existing customers. We hire our sales representatives from our existing employees. Our current sales representatives have an average of over 14 years of experience with CPSI, including experience in installation, training and customer support. Our sales representatives have defined geographic territories in the United States in which to target new customers. A significant portion of the compensation for all sales personnel is commission based.

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

Our principal competitors are Medical Information Technology, Inc., or “Meditech,” Healthland and Healthcare Management Systems, Inc., or “HMS.” Meditech, Healthland and HMS compete with us directly in our target market of small and midsize hospitals. These companies offer products and systems that are comparable to our system and address the needs of hospitals in the markets we serve.

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

Employees

As of February 28, 2009, we had 886 employees, all but 9 of whom are located at our offices in Mobile and Lanett, Alabama. Our employees can be grouped according to the following general categories: 568 in software services and support, 102 in information technology services and support, 133 in product development services, 43 in sales and marketing and 40 in administration. Our general practice is to recruit recent college graduates for entry-level positions and then promote these individuals within the organization to fill vacancies in higher positions. We also hire nurses and other medically-trained professionals in connection with our support services.

Since 1991, we have maintained a non-qualified profit sharing plan under which all full-time employees with three years of uninterrupted service are eligible to participate, other than executive officers and commissioned salespeople. The plan is designed to provide each eligible employee with periodic cash bonuses based on our profitability. Each eligible employee receives a pro rata share of the amount of cash distributed under the profit sharing plan based on the amount of their base salary compared to the sum of the salaries of all participating employees. Our profit sharing plan is not a qualified plan for tax purposes or a guaranteed benefit. Contributions to the plan are made periodically at the discretion of the Board of Directors. During 2008, we distributed approximately $2.0 million under this profit sharing plan. We plan to continue to make distributions under the profit sharing plan based on our profitability.

We are fortunate to have a high rate of employee retention, with our senior management having an average tenure in excess of 16 years. Our performance depends in significant part on our ability to attract, train and retain highly qualified personnel. None of our employees are represented by a labor union, and we believe our relations with our employees are good.

Executive Officers

The executive officers of CPSI serve at the pleasure of the Board of Directors. Set forth below is a list of the current executive officers of CPSI and a brief explanation of their principal employment during the last five (5) years.

J. Boyd Douglas – President and Chief Executive Officer. J. Boyd Douglas, age 42, has served as our President and Chief Executive Officer since May 2006. He was elected as a director in March 2002. Mr. Douglas began his career with us in August 1988 as a Financial Software Support Representative. From May 1990 until November 1994, Mr. Douglas served as Manager of Electronic Billing, and from December 1994 until June 1999, he held the position of Director of Programming Services. From July 1999 until May 2006, Mr. Douglas served as our Executive Vice President and Chief Operating Officer.

Darrell G. West – Vice President—Finance, Chief Financial Officer, Secretary and Treasurer. Darrell G. West, age 42, has served as our Vice President—Finance, Chief Financial Officer, Secretary and Treasurer since November 2007. From January 2002 until November 2007, Mr. West served as our controller with primary responsibility for all of our accounting functions.

Michael S. Jones – Executive Vice President and Chief Operating Officer. Michael S. Jones, age 35, has served as our Executive Vice President and Chief Operating Officer since May 2006. Mr. Jones began his career with us in 1994 as a Senior Research and Development Analyst in our Technical R&D Department and served as Director of Networking and Internet Services from August 2000 to May 2006.

Victor S. Schneider – Senior Vice President—Corporate and Business Development. Victor S. Schneider, age 50, has served as our Senior Vice President—Corporate and Business Development since December 2005. Mr. Schneider is responsible for revenue generation efforts, customer relations, strategic growth initiatives and positioning, and market execution. Mr. Schneider began his career with us in June 1983 as Sales Manager. He served in that capacity until January 1997 when he was promoted to Sales Director. He served as our Vice President—Sales and Marketing from July 1999 until December 2005.

Robert D. Hinckle – Vice President—Software Services. Robert D. Hinckle, age 39, has served as our Vice President—Software Services since October 2004. Mr. Hinckle is responsible for overseeing all aspects of the installation and support of our software products. Since beginning his career with us in 1995 as a Financial Software Support Representative, Mr. Hinckle has worked in various positions in our Software Services Division, including Team Manager, Assistant Director and Director of that division.

Thomas W. Peterson – Senior Vice President—Clinical Informatics. Mr. Peterson, age 57, has served as our Senior Vice President—Clinical Informatics since January 2009. He served as Senior Vice President—Clinical Services since October 2005 and as our Vice President—Clinical Software Services from July 1999 through October 2005. Mr. Peterson is responsible for overseeing the design and development of new clinical software applications and continued improvement of existing clinical moduless. Since beginning his career with us in 1988 as a Clinical Software Support Representative, Mr. Peterson has worked in various positions in our Clinical Software Services Division including Manager and Director of that division.

Patrick A. Immel – Vice President—Information Technology Services. Patrick A. Immel, age 38, has served as our Vice President—Information Technology Services since January 2000. Mr. Immel is responsible for overseeing technical hardware and support and hardware research and development. Mr. Immel began his career with us in July 1993 as a Financial Software Support Representative. Since that time, Mr. Immel has served as a programmer, Manager of Technical Support and most recently as Director of Information Technology Services.

Troy D. Rosser – Vice President—Sales. Troy D. Rosser, age 44, has served as our Vice President—Sales since October 2005. Mr. Rosser is responsible for overseeing all of our sales and marketing efforts. Mr. Rosser began his career with us in March 1989 as a Financial Software Support Representative. In 1992, Mr. Rosser was transferred to the Sales and Marketing division where he has worked in various positions, including Sales Manager and, since October 2000, as Director of Sales.

Michael K. Muscat, Jr. – Senior Vice President—Product Development Services. Michael K. Muscat, Jr., age 35, has served as our Senior Vice President—Product Development Services since March 2008. Mr. Muscat is responsible for overseeing all aspects of the development quality assurance/testing, documentation, and distribution of all application software. Mr. Muscat began his career with us in July 1996 as a Software Support Representative. Mr. Muscat then served as a Programmer and Manager of Outsourcing Services. From June 2002 to May 2006, Mr. Muscat served as the Director of Business Management Services and from May of 2006 until March of 2008 as the Vice President of Business Management Services. Mr. Muscat is the son of M. Kenny Muscat, who serves as one of our directors.

Robert D. Smith – Vice President—Product Development Services. Robert D. Smith, age 38, has served as our Vice President—Product Development Services since March 2008. Mr. Smith is responsible for overseeing all aspects of system programming and enhancements within our Product Development division. Since Mr. Smith began his career with us in September 1993, he has served in the capacity of Technical Support Representative, Programmer, and Programming Manager. From January 2001 to May 2006, Mr. Smith served as the Director of Programming Services and from May 2006 to March of 2008 as Vice President of Programming Services.

Christopher L. Fowler – Vice President—Business Management Services. Christopher L. Fowler, age 33, has served as our Vice President—Business Management Services since March 2008. Mr. Fowler is responsible for overseeing all aspects of the business management services we provide to our clients. Mr. Fowler began his career with us in May 2000 as a Software Support Representative and later as a manager of Financial Software Services. From August 2004 until March 2008, Mr. Fowler served as Assistant Director and Director of Business Management Services.

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

Economic, market and other factors may cause a decline in spending for information technology and services by our current and prospective customers which may result in less demand for our products, lower prices and, consequently, lower revenues and a lower revenue growth rate.

The purchase of our information system involves a significant financial commitment by our customers. At the same time, the healthcare industry faces significant financial pressures that could adversely affect overall spending on healthcare information technology and services. For example, the current economic recession and credit crisis, combined with potential reductions in federal and state funding for Medicare and Medicaid, could cause hospitals to reduce, eliminate or postpone information technology related spending. To the extent spending for healthcare information technology and services declines or increases slower than we anticipate, demand for our products and services, as well as the prices we charge, could be adversely affected. Accordingly, we cannot assure you that we will be able to increase or maintain our revenues or our growth rate.

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

Continued volatility and disruption to the global capital and credit markets may adversely affect our ability to access credit in the future, the cost of any credit obtained in the future, and the financial soundness of our customers.

While the Company does not currently have any debt, recent volatility and disruption in the global capital and credit markets, including the bankruptcy or restructuring of certain financial institutions, reduced lending activity by other financial institutions and decreased liquidity, may adversely affect the availability, terms and cost of credit should we seek it in the future. Although we believe that our operating cash flow and financial assets will give us the ability to meet our financing needs for the foreseeable future, there can be no assurance that the continued or increased volatility and disruption in the global capital and credit markets will not impair our liquidity or increase the costs of any future borrowing.

Our business could also be negatively impacted to the extent that our hospital customers experience disruptions resulting from tighter capital and credit markets or the current economic recession. As a result, hospitals may modify, delay or cancel plans to purchase our software systems or services. Additionally, if hospitals’ operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, they may not be able to pay, or may delay payment of, accounts receivable owed to us. Any inability of customers to pay us for our products and services may adversely affect our earnings and cash flow.

Competition with companies that have greater financial, technical and marketing resources than we have could result in loss of customers and/or a lowering of prices for our products, causing a decrease in our revenues and/or market share.

Our principal competitors are Meditech, Healthland and HMS. Meditech, Healthland and HMS compete with us directly in our target market of small and midsize hospitals. These companies offer products and services that are comparable to our system and are designed to address the needs of community hospitals.

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

Our corporate headquarters and executive offices are located on approximately 27.8 acres in Mobile, Alabama. We occupy approximately 135,500 square feet of space in thirteen buildings. Our main building consists of approximately 66,000 square feet of space. We also have eleven additional buildings each consisting of approximately 6,000 square feet. Each of these smaller buildings is designed to accommodate a team of employees assigned to install and support a particular software application. We also occupy a building consisting of approximately 3,500 square feet of space which houses our research and development employees dedicated to developing new uses for and applications of available technology.

We lease approximately 16.5 acres and all of our buildings in Mobile, Alabama from C.P. Investments, Inc., an Alabama corporation, the stockholders of which are John Morrissey, John Heyer, Bob O’Donnell, Elissa Stillings, Kevin P. Wilkins, Tabitha M. Wilkins Olzinski, Ellen M. Harvey, Michael K. Muscat, Jr. and Susan M. Slaton. All of these individuals are either stockholders of CPSI, or, in the case of Ms. Stillings, the spouse of a stockholder. Additionally, Mr. Morrissey was one of our directors until May 8, 2008, Mr. Muscat is one of our executive officers, and Ms. Harvey, Mr. Muscat, and Ms. Slaton are the children of one of our directors. Our leases with C.P. Investments, Inc. expire at various times between April 2012 and December 2015. We also own 11.3 acres of undeveloped real property adjacent to our primary premises in order to accommodate future growth.

On January 1, 2007, we entered into a lease with Riverside Corporation to house a call center to support the growth of our business office management services. This building consists of approximately 10,000 square feet and is located in Lanett, Alabama.

On January 20, 2009, we entered into a lease agreement with Strauss Properties, LLC to house a call center to further support the growth of our business management services. This lease consists of approximately 10,800 square feet of space and is located in Monroe, Louisiana.

We believe our existing facilities will be sufficient to meet our needs until the end of 2009. At that time we believe we may need to construct additional facilities on the undeveloped portion of our campus in order to accommodate our expansion needs.

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

Market for CPSI Common Stock

At March 6, 2009, CPSI had 92 stockholders of record (which does not include the number of beneficial owners whose shares are held in “street” names by nominees who are record holders) and 10,905,708 shares of common stock outstanding.

CPSI common stock is listed on the NASDAQ Global Select Market under the symbol “CPSI.” The following table sets forth, for the calendar quarters indicated, the high and low sales prices per share for CPSI’s common stock on the NASDAQ Global Select Market, and the cash dividends declared per share in each such quarter:

	High	Low	Dividends Declared Per Share
2008
First Quarter	$24.00	$19.64	$0.36
Second Quarter	22.00	17.13	0.36
Third Quarter	30.00	17.07	0.36
Fourth Quarter	31.00	21.64	0.36
2007
First Quarter	$34.07	$25.80	$0.36
Second Quarter	33.65	26.36	0.36
Third Quarter	33.56	24.85	0.36
Fourth Quarter	30.05	19.90	0.36

The last reported sales price of CPSI’s common stock as reported on the NASDAQ Global Select Market on March 6, 2009 was $24.85.

Dividends

During 2007 and 2008 we paid a quarterly dividend in the amount of $0.36 per share. On January 29, 2009 we announced a dividend for the first quarter of 2009 in the amount of $0.36 per share. We believe that paying dividends is an effective way of providing an investment return to our stockholders and a beneficial use of our cash. However, the declaration of dividends by CPSI is subject to the discretion of our board of directors. Our board of directors will take into account such matters as general business conditions, our financial results and such other factors as our board of directors may deem relevant in determining future dividends.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands except for share and per share data)
INCOME DATA:
Total sales revenue	$119,664	$110,013	$115,974	$108,826	$82,664
Total costs of sales	66,443	63,257	64,269	60,707	49,576

Gross profit	53,221	46,756	51,705	48,119	33,088
Total operating expenses	29,510	27,708	27,039	24,827	21,886

Operating income	23,711	19,048	24,666	23,292	11,202
Total other income	940	1,203	1,132	658	501

Income before taxes	24,651	20,251	25,798	23,950	11,703
Income taxes	9,213	7,335	9,983	9,381	4,639

Net income	$15,438	$12,916	$15,815	$14,569	$7,064

Net income per share - basic	$1.43	$1.21	$1.49	$1.38	$0.67

Net income per share - diluted	$1.43	$1.20	$1.48	$1.37	$0.67

Weighted average shares outstanding:
Basic	10,772,160	10,698,143	10,638,028	10,559,589	10,489,849
Diluted	10,790,769	10,740,947	10,717,865	10,646,376	10,535,555

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$11,744	$11,806	$8,760	$11,670	$13,785
Working capital	33,223	31,118	30,563	29,308	22,480
Total assets	52,867	50,408	47,905	46,984	36,078
Total current liabilities	11,852	11,459	8,690	9,897	7,526
Total stockholders’ equity	40,559	38,378	38,706	36,388	27,834

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our system currently is installed and operating in over 650 hospitals in 47 states and the District of Columbia. Our customers consist of community hospitals with 300 or fewer acute care beds, with hospitals having 100 or fewer acute care beds comprising approximately 94% of our customers.

Overview

We have achieved a compounded annual growth rate in revenues and net income of approximately 8.0% and 14.4%, respectively, over the past five years. We installed our financial and patient accounting system in 27 new hospitals in 2008 compared with 26 in 2007.

Our gross revenues increased 8.8% from 2007, while our net income increased 19.5%, principally as a result of increased information technology spending by community hospitals during the latter half of 2008. Cash flow from operations decreased 17.9% from 2007 due to an increase in accounts and financing receivables during the year. We did experience an increase in customers seeking financing arrangements for system installation during 2008 due to deteriorating economic conditions and availability of third-party credit. We will grant financing arrangements to customers on a case-by-case basis depending upon various aspects of the proposed contract and customer attributes. While our operating cash flows did decline during 2008, we maintained a strong cash position sufficient to meet our operating requirements and continue our dividends at historic levels. We believe that a strong cash position enables us to compete better in the marketplace and maintain the quality of our customer service and product offerings.

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

Business Management Services. During 2007, we changed the name of our Outsourcing Services to Business Management Services to overcome a perceived negative view of the title “Outsourcing”. There have not been any changes to the actual services we offer customers, only a change in the name under which these services are provided. All references to Outsourcing Services in previous Company filings are included under Business Management Services in filings made since October 1, 2007. Our business management services include electronic billing, statement processing, payroll processing and business office management (primarily accounts receivable management). Most of these business management services are sold pursuant to one year customer agreements, with automatic one year renewals until terminated. Revenues from business management services are recognized when these services are performed.

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

Results of Operations

The following table sets forth certain items included in our results of operations for each of the three years in the period ended December 31, 2008, expressed as a percentage of our total revenues for these periods (dollar amounts in thousands):

	Year Ended December 31,
	2008		2007		2006
	Amount	% Sales	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
System sales	$41,581	34.7%	$37,981	34.5%	$51,603	44.5%
Support and maintenance	53,324	44.6%	50,478	45.9%	46,724	40.3%
Business management services	24,759	20.7%	21,554	19.6%	17,647	15.2%

Total sales revenues	119,664	100.0%	110,013	100.0%	115,974	100.0%

Costs of sales:
System sales	32,499	27.3%	30,083	27.4%	34,109	29.4%
Support and maintenance	19,349	16.2%	19,856	18.0%	19,977	17.2%
Business management services	14,595	12.2%	13,318	12.1%	10,183	8.8%

Total costs of sales	66,443	55.5%	63,257	57.5%	64,269	55.4%

Gross profit	53,221	44.5%	46,756	42.5%	51,705	44.6%

Operating expenses:
Sales and marketing	8,872	7.5%	9,400	8.6%	8,868	7.6%
General and administrative	20,638	17.2%	18,308	16.6%	18,171	15.7%

Total operating expenses	29,510	24.7%	27,708	25.2%	27,039	23.3%

Operating income	23,711	19.8%	19,048	17.3%	24,666	21.3%

Other income:
Interest income	940	0.8%	1,203	1.1%	1,132	1.0%

Income before taxes	24,651	20.6%	20,251	18.4%	25,798	22.3%

Income taxes	9,213	7.7%	7,335	6.7%	9,983	8.6%

Net income	$15,438	12.9%	$12,916	11.7%	$15,815	13.7%

2008 Compared to 2007

Revenues. Total revenues increased by 8.8%, or $9.7 million, to $119.7 million for 2008, from $110.0 million for 2007.

System sales revenues increased by 9.5%, or $3.6 million, to $41.6 million in 2008, from $38.0 million in 2007. We completed financial and patient software system installations at 27 new hospital clients in 2008, compared to installations at 26 new hospital clients in 2007. System sales to existing customers in 2008 was 21% of total revenues as compared to 24% for 2007.

Support and maintenance revenues increased by 5.7%, or $2.8 million, to $53.3 million in 2008, from $50.5 million in 2007. The increase in revenues from support and maintenance was attributable to an increase in recurring revenues as a result of a larger customer base and additional support and maintenance services to existing customers. We had 656 customers at December 31, 2008, compared to 630 at December 31, 2007. ASP services revenues increased by 9.5%, or $0.2 million, due to a net increase of 5 ASP clients in 2008. ISP services revenues remained flat.

Business management service revenues increased by 14.9%, or $3.2 million, to $24.8 million in 2008, from $21.6 million in 2007. Business management service revenues increased as a result of continued growth in customer demand for electronic billing and business office services such as private pay collections, insurance follow-up services and contract management services. Electronic billing revenues increased 14.0% and business office services increased 21.1%. We were providing our full suite of business management services to 20 customers at December 31, 2008, compared to 19 customers at December 31, 2007.

Costs of Sales. Total costs of sales increased by 5.0%, or $3.2 million, to $66.4 million in 2008, from $63.3 million in 2007. As a percentage of revenues, cost of sales decreased to 55.5% for 2008, from 57.5% for 2007.

Cost of system sales increased by 8.0%, or $2.4 million, to $32.5 million for 2008, from $30.1 million for 2007. The increase in cost of system sales was due to an increase in the average size and in the number of new system sales. The gross margin on system sales increased to 21.8% in 2008 from 20.8% in 2007. This increase was primarily due to relatively fixed employee headcount and payroll expenses with increased system sales. As a percentage of system sales, payroll and related expenses decreased to 38.5% in 2008 from 41.6% in 2007, travel expense increased to 15.2% from 14.6% and cost of software increased to 4.3% from 3.5%. Cost of equipment increased to 19.1% in 2008 from 17.1% in 2007 due to increased costs of system configurations of computers and related peripheral equipment during the year. The Company seeks to control cost of system sales primarily through the management of staffing levels.

Cost of support and maintenance decreased slightly to $19.3 million in 2008 from $19.8 million in 2007. The decrease in the cost of support and maintenance was due to a decrease in payroll costs of $0.5 million. The gross margin on support and maintenance revenues increased to 63.7% for 2008, from 60.7% for 2007. The increase in the gross margin was primarily due to the addition of new customers with a proportionately smaller support personnel staff. Because the same personnel that conduct system installations also provide support and maintenance services the Company is better able to control payroll costs between the two functions through staffing controls.

Our costs associated with business management services increased 9.6%, or $1.3 million, to $14.6 million in 2008, from $13.3 million in 2007. The increase in the cost of business management services was primarily due to increased payroll related expense of $0.7 million due to additional employees hired to support our growing business management services. Contract labor also increased $0.4 million as we moved to utilizing more staffing services to control turnover and benefit costs. Postage costs increased $0.2 million as a result of an increase in transaction volumes as well as a postage rate increase in May of 2008. The gross margin on business management services increased to 41.1% for 2008, from 38.2% for 2007 due to the realization of economies of scale of our existing business management staff across a larger customer base.

Sales and Marketing Expenses. Sales and marketing expenses decreased 5.6%, or $0.5 million, to $8.9 million in 2008, from $9.4 million in 2007. The decrease in sales and marketing expenses was attributable to decreased sales commission expense of $0.4 million and travel related expenses of $0.1 million. We had an attrition of 2 salespersons during the year, the territories of which were absorbed by existing sales staff.

General and Administrative Expenses. General and administrative expenses increased by 12.7%, or $2.3 million, to $20.6 million for 2008, from $18.3 million for 2007. The increase in general and administrative expenses was due to an increase in bad debt expense of $1.2 million as the result of the write-off of specific accounts during the year. Our collections remained good during the year despite economic conditions, however certain accounts that had been in legal collection efforts were determined to be unsalvageable during the year. Group health insurance expense increased $0.6 million during the year as the result of negative claims experience. Legal and accounting expense increased $0.5 million during the year as the result of non-recurring tax credit consulting expenses and contract settlements. These cost increases were offset partially by decreases in payroll and related costs and retirement plan costs due to some minor attrition of administrative employees and retirement plan participants.

As a result of the foregoing factors, income before taxes increased by 21.7%, or $4.4 million, to $24.7 million for 2008, from $20.3 million for 2007.

2007 Compared to 2006

Revenues. Total revenues decreased by 5.1%, or $6.0 million, to $110.0 million for 2007, from $116.0 million for 2006.

System sales revenues decreased by 26.4%, or $13.6 million, to $38.0 million in 2007, from $51.6 million in 2006. We completed software system installations at 26 new hospital clients in 2007, compared to installations at 42 new hospital clients in 2006. The decrease in installations at new hospital clients in 2007 was due primarily to increased competition. System sales to existing customers in 2007 was 24% of total revenues as compared to 25% for 2006.

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

Liquidity and Capital Resources

As of December 31, 2008, we had $11.7 million in cash and cash equivalents. Management believes that cash on hand plus cash generated from our normal operating activities should be adequate to fund our business for the foreseeable future. Our principal source of liquidity has been cash provided by operating activities. Cash provided by operating activities has been used primarily to fund the growth in our business and return cash to our shareholders in the form of dividends. Because of our strong cash position, our board of directors decided to begin paying a quarterly dividend in 2003. We declared and paid dividends in the aggregate amount of $15.5 million each year for 2008, 2007 and 2006. We believe that paying dividends is an effective way of providing an investment return to our stockholders and a beneficial use of our cash.

Net cash provided by operating activities totaled $15.7 million, $19.1 million and $14.5 million for 2008, 2007 and 2006, respectively. The decrease in net cash provided by operating activities in 2008 predominantly resulted from an increase in accounts receivable and financing receivables. Our cash collections remained strong in 2008, but we did experience an increase in requests by customers for payment terms and financing arrangements in 2008 as a result of the deteriorating financial markets and decreasing availability of credit from third parties.

Net cash used in investing activities totaled $1.6 million, $1.8 million and $2.4 million for 2008, 2007 and 2006, respectively. In 2008, we purchased $1.1 million of property and equipment. We also purchased investments in the amount of $0.5 million which are classified as available for sale. In 2007, we purchased investments in the amount of $0.5 million which are classified as available for sale. We also purchased $1.2 million of property and equipment. In 2006, we used cash of $0.4 million for the purchase of investments and $2.1 million for the purchase of property and equipment.

Net cash used in financing activities totaled $14.2 million, $14.3 million and $14.9 million for 2008, 2007 and 2006, respectively. During 2008, we declared and paid dividends in the aggregate amount of $15.6 million. We also received proceeds of $1.2 million and a tax benefit of $0.2 million from the exercise of employee stock options. During 2007, we declared and paid dividends in the aggregate amount of $15.5 million. We also received proceeds of $1.0 million and a tax benefit of $0.2 million from the exercise of employee stock options. During 2006, we declared and paid dividends in the aggregate amount of $15.5 million and received proceeds of $0.3 million and a tax benefit of $0.2 million from the exercise of employee stock options.

Our days sales outstanding for the years 2008, 2007 and 2006 were 48, 48 and 43 days, respectively.

We currently do not have a bank line of credit or other credit facility in place. Because we have no debt, we are not subject to contractual restrictions or other influences on our operations, such as payment demands and restrictions on the use of operating funds that are typically associated with debt. If we borrow money in the future, we will likely be subject to operating and financial covenants that could limit our ability to operate as profitably as we have in the past. Defaults under applicable loan agreements could result in the demand by lenders for immediate payment of substantial funds and substantial restrictions on expenditures, among other things. Due to the current economic recession and disruption in the capital and credit markets, additional capital, if needed, may not be available on terms favorable to us, or at all.

Related Party Transactions

We lease our corporate headquarters campus from C.P. Investments, Inc., an Alabama corporation, the stockholders of which are John Morrissey, John Heyer, Bob O’Donnell, Elissa Stillings, Kevin P. Wilkins, Tabitha M. Wilkins Olzinski, Ellen M. Harvey, Michael K. Muscat, Jr. and Susan M. Slaton. All of these individuals are either stockholders of CPSI, or, in the case of Ms. Stillings, the spouse of a stockholder. Additionally, Mr. Morrissey was a director until May 8, 2008, Mr. Muscat is one of our executive officers, and Ms. Harvey, Mr. Muscat and Ms. Slaton are the children of one of our directors. In 2008, we made total lease payments in the amount of $1,697,479 to C.P. Investments, Inc. Under these lease agreements, we expect to make annual lease payments in 2009 in the amount of $1,697,479, subject to adjustment as set forth in the agreements. The annual rent payable under these leases has been determined by an independent, third-party appraisal firm. The parties may agree, from time to time, to make adjustments in the annual rent payable under these leases based on subsequent third-party appraisals.

Contractual Obligations

Our real estate leases, most of which are with related parties as described above, are our only material contractual obligations requiring payments in the future. Our payments under these leases subsequent to December 31, 2008, will be as follows:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Operating Lease Obligations	$6,745,368	1,762,999	3,525,998	1,082,329	374,042

The table above excludes any amounts related to the payment of the $207,000 income tax uncertainties as the Company cannot make a reasonably reliable estimate of the periods of cash settlements with the respective taxing authorities.

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

The lease has an initial term of five years and continues from year to year thereafter until terminated. We are contingently liable as guarantor under the lease such that, if at any time prior to the termination of the lease, Solis Healthcare (i) enters into bankruptcy or (ii) defaults for more than 60 days in its payments or performance under the lease, we will be obligated to perform under the guaranty by making the required lease payments, including late fees and penalties. The guaranty runs for the entire term of the lease; however, the maximum potential amount of future payments that we would be required to make to Winthrop under the guaranty is $2,145,000, plus any fees and costs that Winthrop incurs in collecting amounts due under the lease (including attorney’s fees and costs). We recorded $2,154,389, the amount billed to date for the new system installation, as revenue during the first quarter of 2008. Due to the contingent nature of the guaranty, the maximum amount of the guaranty is not recorded on our balance sheet; however, when necessary, we record reserves to cover potential losses. A liability in the amount of $244,138, the estimated fair value of the guaranty, is recorded on our balance sheet as an other accrued liability at December 31, 2008. See Note 11 to the financial statements for additional information.

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

Stock-Based Compensation. The Company previously accounted for stock-based compensation using the intrinsic value method prescribed in APB No. 25. The Company grants stock options with exercise prices equal to the respective grant date’s fair market value and, as such, recognized no compensation cost for such stock options under APB No. 25. Effective January 1, 2006, we adopted the provisions of SFAS No. 123R for our stock based awards. See Note 6 of the Financial Statements for further discussion of the impact on the Company’s earnings.

Backlog

Backlog consists of revenues we reasonably expect to recognize over the next twelve months under existing contracts. The revenues to be recognized may relate to a combination of one-time fees for system sales, and recurring fees for support, business management, ASP and ISP services. As of December 31, 2008, we had a twelve-month backlog of approximately $20.7 million in connection with non-recurring system purchases and approximately $80.0 million in connection with recurring payments under support, business management, ASP and ISP contracts.

Quantitative and Qualitative Disclosures about Market and Interest Rate Risk

Our exposure to market risk relates primarily to the potential change in the value of our investment portfolio as a result of fluctuations in interest rates. The primary purpose of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk of loss. As of December 31, 2008, our investment portfolio consisted of a variety of financial instruments, including, but not limited to, money market securities, commercial paper and high quality government and corporate obligations. It is our intent to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk, and reinvestment risk. We do not hold financial instruments for trading or other speculative purposes. The securities in our investment portfolio are classified as available-for-sale and, consequently, are recorded on our balance sheet as a current asset at fair market value with their unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

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

We believe that the market risk arising from our holdings of these financial instruments is minimal. Due to the conservative allocation of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially effected to any significant degree by a sudden change in market interest rates on our investment portfolio. We do not utilize derivative financial instruments to manage our interest rate risks.

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of December 31, 2008 and 2007.

	Aggregate Fair Value		Weighted Average Interest Rate
	2008	2007	2008	2007
Cash and Cash Equivalents:
Cash	$2,047,289	$6,124,302	0.00%	0.00%
Money market funds	6,969,523	58,836	1.19%	4.32%
Certificates of deposit	2,727,654	5,622,879	2.90%	4.69%

Total cash and cash equivalents	$11,744,466	$11,806,017

Short-Term Investments: (1)
Accrued Income	$180,223	$152,569	0.00%	0.00%
Money market funds	269,953	224,791	1.59%	4.57%
Commercial paper	200,000	—	0.00%	—
Obligations of the U.S. Treasury, U.S Government corporations and agencies	3,959,406	2,772,407	4.59%	3.91%
Corporate debt securities	2,963,240	1,298,537	4.78%	4.41%

Total short-term investments	$7,572,822	$4,448,304

Long-Term Investments: (2)
Obligations of the U.S. Treasury, U.S Government corporations and agencies	$880,331	$2,854,310	3.66%	4.81%
Mortgage backed securities	189,724	297,661	5.00%	5.00%
Municipal obligations	—	800,000	—	3.55%
Corporate debt securities	3,202,769	2,952,182	5.05%	4.74%

Total long-term investments	$4,272,824	$6,904,153

(1)	Reflects instruments with a contractual maturity of less than one year.
(2)	Reflects instruments with a contractual maturity of one year or more.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Management assessed the effectiveness of CPSI’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management believes that CPSI maintained effective internal control over financial reporting as of December 31, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENTS

Board of Directors and Shareholders

Computer Programs and Systems, Inc.

We have audited the accompanying balance sheets of Computer Programs and Systems, Inc. (a Delaware corporation) as of December 31, 2008 and 2007, and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 8 Schedule II. These financial statements and financial statement schedule are the responsibility of the Computer Programs and Systems, Inc.’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Computer Programs and Systems, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Computer Program and Systems, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 27, 2009 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Atlanta, Georgia

February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders

Computer Programs and Systems, Inc.

We have audited Computer Programs and Systems, Inc.’s (a Delaware Corporation) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Computer Programs and Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management. Our responsibility is to express an opinion on Computer Programs and Systems, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Computer Programs and Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Computer Programs and Systems, Inc. as of December 31, 2008 and 2007, and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated February 27, 2009 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Atlanta, Georgia

February 27, 2009

COMPUTER PROGRAMS AND SYSTEMS, INC.

Balance Sheets

	December 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$11,744,466	$11,806,017
Investments	11,845,646	11,352,457
Accounts receivable, net of allowance for doubtful accounts of $628,000 and $949,000, respectively	15,600,865	14,333,934
Financing receivables, current portion	2,357,014	1,734,954
Inventories	1,374,302	1,450,164
Deferred tax assets	1,331,708	1,393,602
Prepaid income taxes	319,152	—
Prepaid expenses	501,265	505,565

Total current assets	45,074,418	42,576,693
Property and equipment
Land	936,026	936,026
Maintenance equipment	3,442,925	3,821,013
Computer equipment	5,818,875	5,663,741
Office furniture and equipment	1,749,348	1,576,728
Automobiles	132,926	132,926

	12,080,100	12,130,434
Less accumulated depreciation	(7,267,069)	(6,621,407)

Net property and equipment	4,813,031	5,509,027
Financing receivables	2,979,639	2,322,471

Total assets	$52,867,088	$50,408,191

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,829,505	$1,716,882
Deferred revenue	3,728,356	3,580,709
Accrued vacation	2,297,116	2,112,256
Income taxes payable	—	541,987
Other accrued liabilities	3,996,547	3,506,845

Total current liabilities	11,851,524	11,458,679

Deferred tax liabilities	456,394	571,142

Stockholders’ equity:
Common stock, $0.001 par value; 30,000,000 shares authorized; 10,893,711 and 10,807,444 shares issued and outstanding	10,894	10,807
Additional paid-in capital	27,006,573	24,658,818
Accumulated other comprehensive income	56,715	44,825
Retained earnings	13,484,988	13,663,920

Total stockholders’ equity	40,559,170	38,378,370

Total liabilities and stockholders’ equity	$52,867,088	$50,408,191

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Statements of Income

	Year ended December 31,
	2008	2007	2006
Sales revenues:
System sales	$41,581,002	$37,981,258	$51,602,788
Support and maintenance	53,324,398	50,477,558	46,724,345
Business management services	24,758,690	21,553,979	17,646,684

Total sales revenues	119,664,090	110,012,795	115,973,817

Costs of sales:
System sales	32,498,956	30,082,999	34,108,712
Support and maintenance	19,349,244	19,856,210	19,976,670
Business management services	14,594,711	13,317,539	10,183,221

Total costs of sales	66,442,911	63,256,748	64,268,603

Gross profit	53,221,179	46,756,047	51,705,214

Operating expenses:
Sales and marketing	8,872,137	9,400,341	8,867,860
General and administrative	20,638,012	18,308,107	18,171,784

Total operating expenses	29,510,149	27,708,448	27,039,644

Operating income	23,711,030	19,047,599	24,665,570

Other income:
Interest income	940,191	1,203,332	1,131,906

Income before taxes	24,651,221	20,250,931	25,797,476

Income taxes	9,213,226	7,335,323	9,982,931

Net income	$15,437,995	$12,915,608	$15,814,545

Net income per share - basic	$1.43	$1.21	$1.49

Net income per share - diluted	$1.43	$1.20	$1.48

Weighted average shares outstanding
Basic	10,772,160	10,698,143	10,638,028
Diluted	10,790,769	10,740,947	10,717,865

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Statements of Stockholders’ Equity

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income(Loss)	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2005	10,624,901	$10,625	$20,576,268	$(72,305)	$(67,979)	$15,941,540	$36,388,149

Net income	—	—	—	—	—	15,814,545	15,814,545
Issuance of common stock	154,779	155	337,636	—	—	—	337,791
Forfeiture of restricted stock	(23,299)	(24)	24	—	—	—	—
Unrealized gain on investments held for sale, net of tax	—	—	—	—	60,646	—	60,646
Stock-based compensation			1,376,177				1,376,177
Dividends	—	—	—	—	—	(15,480,985)	(15,480,985)
Income tax benefit from stock option exercises	—	—	210,167	—	—	—	210,167
Adoption of SFAS No. 123R	—	—	(72,305)	72,305	—	—	—

Balance at December 31, 2006	10,756,381	$10,756	$22,427,967	$—	$(7,333)	$16,275,100	$38,706,490

Net income	—	—	—	—	—	12,915,608	12,915,608
Issuance of common stock	60,383	60	996,499	—	—	—	996,559
Forfeiture of restricted stock	(9,320)	(9)	9	—	—	—	—
Unrealized gain on investments held for sale, net of tax	—	—	—	—	52,158	—	52,158
Stock-based compensation	—	—	1,024,975	—	—	—	1,024,975
Dividends	—	—	—	—	—	(15,526,788)	(15,526,788)
Income tax benefit from stock option exercises	—	—	209,368	—	—	—	209,368

Balance at December 31, 2007	10,807,444	$10,807	$24,658,818	$—	$44,825	$13,663,920	$38,378,370

Net income	—	—	—	—	—	15,437,995	15,437,995
Issuance of common stock	86,267	87	1,152,207	—	—	—	1,152,294
Unrealized gain on investments held for sale, net of tax	—	—	—	—	11,890	—	11,890
Stock-based compensation	—	—	914,147	—	—	—	914,147
Dividends	—	—	—	—	—	(15,616,927)	(15,616,927)
Income tax benefit from restricted stock dividends	—	—	43,278	—	—	—	43,278
Income tax benefit from stock option exercises	—	—	238,123	—	—	—	238,123

Balance at December 31, 2008	10,893,711	$10,894	$27,006,573	$—	$56,715	$13,484,988	$40,559,170

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Statements of Cash Flows

	Year ended December 31,
	2008	2007	2006
Operating Activities
Net income	$15,437,995	$12,915,608	$15,814,545
Adjustments to net income:
Provision for bad debt	1,338,135	90,017	(52,004)
Deferred taxes	(61,894)	41,988	(434,332)
Stock based compensation	914,147	1,024,975	1,376,176
Income tax benefit from stock option exercises	(238,123)	(209,368)	(210,167)
Income tax benefit from restricted stock dividends	(43,278)	—	—
Depreciation	1,811,097	1,968,501	1,976,319
Changes in operating assets and liabilities:
Accounts receivable	(2,605,066)	(328,160)	(1,629,990)
Financing receivables	(1,279,227)	516,769	(1,800,496)
Inventories	75,861	217,955	320,065
Prepaid expenses	4,300	(186,032)	(54,405)
Accounts payable	112,624	512,603	(846,916)
Deferred revenue	147,648	1,306,117	(1,011,086)
Other liabilities	674,561	408,228	650,277
Income taxes payable	(579,739)	858,781	371,062

Net cash provided by operating activities	15,709,041	19,137,982	14,469,048

Investing Activities
Purchases of property and equipment	(1,115,102)	(1,222,328)	(2,058,482)
Purchases of investments	(472,258)	(548,898)	(387,108)

Net cash used in investing activities	(1,587,360)	(1,771,226)	(2,445,590)

Financing Activities
Proceeds from exercise of stock options, net	1,152,294	996,559	337,792
Dividends paid	(15,616,927)	(15,526,788)	(15,480,985)
Income tax benefit from stock option exercises	238,123	209,368	210,167
Income tax benefit from restricted stock dividends	43,278	—	—

Net cash used in financing activities	(14,183,232)	(14,320,861)	(14,933,026)

Increase (decrease) in cash and cash equivalents	(61,551)	3,045,895	(2,909,568)

Cash and cash equivalents at beginning of year	11,806,017	8,760,122	11,669,690

Cash and cash equivalents at end of year	$11,744,466	$11,806,017	$8,760,122

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$9,647,407	$6,434,464	$10,046,201

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

1. NATURE OF OPERATIONS

Computer Programs and Systems, Inc. (CPSI or the Company) is a healthcare information technology solutions provider which was formed and commenced operations in 1979. The Company provides, on an integrated basis, enterprise-wide clinical management, access management, patient financial management, health information management, strategic decision support, resource planning management and enterprise application integration solutions to healthcare organizations throughout the United States. Additionally, CPSI provides other information technology solutions, including business management services, remote hosting, networking technologies and other related services. The Company operates in a single segment reporting to the chief executive officer, based on the criteria of Statement of Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information.

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

Investments are comprised of the following at December 31, 2008:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short term investments (cash and accrued income)	$650,092	$83	$—	$650,175
Obligations of U.S. Treasury, U.S. government corporations and agencies	4,753,603	86,135	—	4,839,738
Mortgaged backed securities	197,026	—	7,302	189,724
Corporate bonds	6,151,949	44,569	30,509	6,166,009

	$11,752,670	$130,787	$37,811	$11,845,646

Shown below are the amortized cost and estimated fair value of securities with fixed maturities at December 31, 2008, by contract maturity date. Actual maturities may differ from contractual maturities because issuers of certain securities retain early call or prepayment rights.

	Amortized Cost	Fair Value
Due in 2009	$7,501,178	$7,572,822
Due in 2010	2,636,638	2,651,725
Due in 2011	1,417,828	1,431,375
Due thereafter	197,026	189,724

	$11,752,670	$11,845,646

Investments are comprised of the following at December 31, 2007:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short term investments	$377,360	$—	$—	$377,360
Obligations of U.S. Treasury, U.S. government corporations and agencies	5,571,662	55,860	804	5,626,718
Mortgaged backed securities	298,097	—	436	297,661
Municipal Obligations	800,000	—	—	800,000
Corporate bonds	4,219,731	36,840	5,853	4,250,718

	$11,266,850	$92,700	$7,093	$11,352,457

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

Depreciation expense is computed using the straight-line method over the asset’s useful life, generally 5 years. The Company reviews for the possible impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Depreciation expense is reported on the income statement as a component of support and maintenance costs and operating expenses.

Deferred Revenue

Deferred revenue represents amounts received from customers under licensing agreements and implementation fees for which the revenue earnings process has not been completed.

Revenue Recognition

The Company recognizes revenue in accordance with accounting principles generally accepted in the United States of America, principally:

•	Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants (“AICPA”).

•	AICPA SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.

•	Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements , issued by the United States Securities and Exchange Commission, as amended by SAB No. 104.

•	The Emerging Issues Task Force (“EITF”) Issue 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entities’ Hardware.

•	EITF Issue 03-5, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.

The Company’s revenue is generated from three sources:

•	the sale of information systems, which includes software, conversion and installation services, hardware, peripherals, forms and supplies.

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

The Company collects various taxes from customers and remits these amounts to applicable taxing authorities. The Company’s accounting policy is to exclude these taxes from revenues and cost of sales.

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

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs totaled approximately $1,833,000, $1,881,000 and $1,385,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Research and development expense is included in cost of support and maintenance in the accompanying statements of income.

Advertising

Advertising costs are expensed as incurred. Advertising expense was approximately $70,000, $15,000 and $5,000, for the years ended December 31, 2008, 2007 and 2006, respectively, and are recorded in sales and marketing expenses in the accompanying statements of income.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and included in general and administrative expenses. Shipping and handling costs totaled approximately $1,208,000, $1,074,000 and $974,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Accounting Standards Adopted in 2008

The Company adopted the provisions of Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), on January 1, 2008. SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). Under this pronouncement, a business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. The Company did not elect the fair value option for any items on its balance sheets and has not determined whether or not it will elect this option for any financial instruments that may be acquired in the future.

The Company adopted the provisions of the FASB Emerging Issues Task Force (“EITF”) Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF No. 07-3”), on January 1, 2008. EITF No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption of EITF No. 07-3 did not have an impact on the Company’s financial position, results of operations or cash flows.

The Company adopted the provisions of the FASB EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF No. 06-11”), on January 1, 2008. EITF No. 06-11 requires that the income tax benefits from dividends on equity-classified employee share-based payment awards be reflected as an increase in paid-in-capital. The effects of the adoption are disclosed in the Statement of Stockholders’ Equity and Statements of Cash Flows in the financial statements for the year ended December 31, 2008.

The adoption of Statement of Financial Accounting Standards No. 157, Financial Measurements (“SFAS 157”), is discussed in Note 13 to these financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In September 2008, the FASB issued Staff Position (FSP) No. 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP No. 133-1 and FIN 45-4”). This FSP amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others (“FIN 45”), to require an additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend FIN 45 are effective for reporting periods (annual or interim) beginning after November 15, 2008. The Company is currently evaluating the additional disclosure requirements of FSP No. 133-1 and FIN 45-4 to its financial statements.

3. DETAILS OF BALANCE SHEET AMOUNTS

Other accrued liabilities are comprised of the following at December 31, 2008 and 2007:

	2008	2007
Salaries and benefits	$2,686,862	$2,560,116
Commissions	374,990	392,033
Self-Insurance reserves	395,900	388,400
Other	538,795	166,296

	$3,996,547	$3,506,845

4. NET INCOME PER SHARE

The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. The difference between basic and diluted EPS is solely attributable to stock options. The Company uses the treasury stock method to calculate the impact of outstanding stock options. For the years ended December 31, 2008, 2007, and 2006 these dilutive shares were 18,609, 42,804, and 79,837, respectively.

The effect of 76,086, and 79,487 unvested shares of restricted stock was excluded from the calculation of EPS as inclusion of these securities would be anti-dilutive for the years ended December 31, 2008 and 2007, respectively.

5. INCOME TAXES

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The Company previously had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with the FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

At the adoption date of January 1, 2007, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open and had no unrecognized tax benefits which would affect the effective tax rate if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007
Beginning Balance	$—	$—
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	207,000	—
Reductions for tax positions of prior years	—	—

Ending balance	$207,000	$—

The total amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $207,000.

The Company classifies interest and penalties arising from the underpayment of income taxes in the statements of income under general and administrative expenses. As of December 31, 2008, the Company had no accrued interest or penalties related to uncertain tax positions. The tax years 2004 – 2007 remain open to federal examination and to other taxing jurisdictions to which the Company is subject.

It is reasonably possible that the amount of unrecognized tax benefits, inclusive of related interest, will change in the next twelve months. At December 31, 2008, the estimated increase in the amount of unrecognized tax benefits relating to various credits for the next twelve months is expected to be approximately $400,000 due to the filing of current year returns and the amendment of prior year returns.

Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Deferred tax assets and liabilities are comprised of the following at December 31, 2008 and 2007:

	2008	2007
Deferred tax assets:
Accounts receivable	$245,008	$369,998
Accrued vacation	895,875	823,780
Stock compensation	382,291	519,571
Accrued liabilities	322,248	227,031

Total deferred tax assets	$1,845,422	$1,940,380

Deferred tax liabilities:
Other comprehensive income	$36,247	$27,207
Depreciation	933,861	1,090,713

Total deferred tax liabilities	$970,108	$1,117,920

Significant components of the income tax provision for the year ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Current provision:
Federal	$7,512,603	$5,834,031	$8,555,098
State	1,762,517	1,459,304	1,862,165
Deferred provision:
Federal	(50,132)	37,524	(389,785)
State	(11,762)	4,464	(44,547)

Total income tax provision	$9,213,226	$7,335,323	$9,982,931

The difference between income taxes at the U.S. federal statutory income tax rate of 35% and those reported in the statement of income for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Income taxes at U. S. Federal statutory rate	$8,627,927	$7,087,826	$9,029,117
State income tax, net of federal tax effect	1,148,528	934,122	1,160,461
Impact of tax credits	(454,219)	(428,461)	(197,249)
Other	(109,010)	(258,164)	(9,398)

	$9,213,226	$7,335,323	$9,982,931

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

The following table shows total stock-based compensation expense for the years ended December 31, 2008, 2007 and 2006, included in the Statements of Income:

	2008	2007	2006
Costs of sales	$299,988	$419,523	$587,560
Operating expenses	614,159	605,452	788,617

Pre-tax stock-based compensation expense	914,147	1,024,975	1,376,177
Less: income tax effect	356,517	404,865	538,086

Net stock-based compensation expense	557,630	620,110	838,091

Basic and diluted per share impact	$0.05	$0.06	$0.08

SFAS No. 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of adopting SFAS No. 123R, $238,123, $209,368 and $210,167 of excess tax benefits for the years ended December 31, 2008, 2007 and 2006, respectively, have been classified as a financing cash inflow.

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

Under the methodology of SFAS No. 123, the fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes option pricing model. The multiple option approach was used, with assumptions for expected option life of 5 years and 44% expected volatility for the market price of the Company’s stock in 2002. An estimated dividend yield of 3% was used. The risk-free rate of return was determined to be 2.79% in 2002. No options were granted in 2008, 2007 or 2006.

A summary of stock option activity under the plan is as follows:

	2008		2007		2006
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	152,444	$16.50	222,597	$16.50	251,519	$16.50
Granted	—	—	—	—	—	—
Exercised	(69,836)	16.50	(60,383)	16.50	(20,471)	16.50
Forfeited	—	16.50	(9,770)	16.50	(8,451)	16.50

Outstanding at end of year	82,608	$16.50	152,444	$16.50	222,597	$16.50

Exercisable at end of year	82,608	$16.50	152,444	$16.50	35,516	$16.50

Shares available for future grants under the plan as end of year		495,134		495,134		485,364

Weighted-average grant date fair value		$—		$—		$—

Weighted-average remaining contractual life		0.5		1.5		2.5

Aggregate intrinsic value outstanding options		$850,862

Aggregate intrinsic value exercisable options		$850,862

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading date of the fourth quarter of 2008 and the exercise price, multiplied by the number of options). The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The aggregate intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $728,695, $823,493 and $533,285, respectively.

As of December 31, 2008, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the existing stock option plan.

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

On January 23, 2008, the Compensation Committee of the Board of Directors approved the grant of 16,471 shares of restricted stock to Darrell G. West, the Company’s Vice President—Finance and Chief Financial Officer. The grant date fair value was $21.25 per share. The restricted stock vests in five equal annual installments commencing January 30, 2009, and each January 30 thereafter.

	Shares	Weigted-Average Grant-Date Fair Value
Nonvested stock outstanding at January 1, 2006	—	$—
Granted	134,308	42.81
Vested	—	—
Forfeited	23,299	42.91

Nonvested stock outstanding at December 31, 2006	111,009	42.77

Granted	—	—
Vested	22,202	42.81
Forfeited	9,320	42.91

Nonvested stock outstanding at December 31, 2007	79,487	42.77

Granted	16,471	21.25
Vested	19,872	42.76
Forfeited	—	—

Nonvested stock outstanding at December 31, 2008	76,086	38.10

As of December 31, 2008, there was $2,052,207 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Restricted Stock Plan. This cost is expected to be recognized over a weighted-average period of 2.3 years.

7. CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of temporary cash investments and trade receivables. The Company maintains its cash and cash equivalents in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

The Company’s customer base is concentrated in the healthcare industry. Customers are located throughout the United States. The Company requires no collateral or other security to support customer receivables. An allowance for doubtful accounts has been established for potential credit losses based on historical collection experience.

8. FINANCING RECEIVABLES

The Company leases its information and patient care systems to certain healthcare providers under sales-type leases expiring in various years through 2014. These receivables typically have terms from 2 to 5 years, bear interest at various rates, and are usually collateralized by a security interest in the underlying assets. Since the

Company has a history of successfully collecting amounts due under the original payment terms of these extended payment arrangements without making any concessions to its customers, the Company satisfies the requirement of SOP 97-2 for revenue recognition. The Company’s history with these types of extended payment term arrangements supports management’s assertion that revenues are fixed and determinable and probable of collection.

The components of these lease receivables were as follows on December 31:

	2008	2007
Total minimum lease payments receivable	$5,064,227	$3,695,800
Less unearned income	(627,503)	(379,276)

Lease receivables	4,436,724	3,316,524
Less current portion	(1,457,085)	(994,053)

Amounts due after one year	$2,979,639	$2,322,471

Future minimum lease payments to be received at December 31, 2008 are as follows:

2009	$1,718,388
2010	1,355,585
2011	909,716
2012	687,795
2013	392,307
Thereafter	436

Total minimum lease payments to be received	5,064,227
Less unearned income	(627,503)

Net leases receivable	$4,436,724

The Company has also sold information and patient care systems to certain healthcare providers under extended payment terms. These receivables, included in current portion of financing receivables, typically have terms from 3 to 12 months. Total amounts receivable under these arrangements at December 31, 2008 and 2007 were $899,929 and $740,901, respectively.

9. BENEFIT PLANS

In January 1994, the Company adopted the Computer Programs & System, Inc. 401(k) Retirement Plan that covers all eligible employees of the Company who have completed one year of service. The plan allows eligible employees to contribute up to 15% of their pre-tax earnings up to the statutory limit prescribed by the Internal Revenue Service. The Company matches the first $1,000 contribution per participant plus a discretionary amount determined by the Company. The Company contributed approximately $1,151,000, $1,223,000 and $1,154,000 to the plan for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company provides certain health and medical benefits to eligible employees, their spouses and dependents pursuant to a benefit plan funded by the Company. Each participating employee contributes to the Company’s costs associated with such benefit plan. The Company’s obligation to fund this benefit plan and pay for these benefits is limited through the Company’s purchase of an insurance policy from a third-party insurer. The amount established as a reserve is intended to recognize the Company’s estimated obligations with respect to its payment of claims and claims incurred but not yet reported under the benefit plan. Management believes that the recorded liability for medical self-insurance at December 31, 2008 and 2007 is adequate to cover the losses and claims incurred, but these reserves are based on estimates and the amount ultimately paid may be more or less than such estimates.

10. OPERATING LEASES

The Company leases certain real property, almost all of which is owned by entities that are owned by one or more stockholders of the Company. The lease agreements have terms of ten years and expire on or before December 2015. For the second five years of the leases, the rental may be adjusted with consent of the landlord and the Company. If mutual consent cannot be obtained, the rental for the second five years will remain the same as the first five years. For the years ended December 31, 2008, 2007 and 2006 total rent expense paid to related parties was approximately $1,700,000, $1,700,000 and $1,694,000, respectively.

The future minimum lease payments payable under operating leases subsequent to December 31, 2008 are as follows:

2009	$1,762,999
2010	1,762,999
2011	1,762,999
2012	819,935
2013	262,394
Thereafter	374,042

$6,745,368

11. COMMITMENTS AND CONTINGENCIES

As of December 31, 2008, the Company is contingently liable as guarantor on a lease obligation between Solis Healthcare, LP (“Solis Healthcare”) and Winthrop Resources Corporation (“Winthrop”). Winthrop purchased a software system from the Company and leased it to Solis Healthcare in the first quarter of 2008. The Company provided this guarantee in order to facilitate Solis Healthcare in leasing the new system. The lease has an initial term of five years and continues from year-to-year thereafter until terminated. The Company is contingently liable as guarantor under the lease such that, if at any time prior to the termination of the lease, Solis Healthcare (i) enters into bankruptcy or (ii) defaults for more than 60 days in its payments or performance under the lease, the Company will be obligated to perform under the guaranty by making the required lease payments, including late fees and penalties. The guarantee runs for the entire term of the lease; however, the maximum potential amount of future payments that the Company would be required to make to Winthrop under the guaranty is $2,145,000, plus any fees and costs that Winthrop incurs in collecting amounts due under the lease (including attorney’s fees and costs). The Company recorded $2,154,389, the amount billed for the new system installation, as revenue during the first quarter of 2008. Due to the contingent nature of the guaranty, the maximum amount of the guaranty is not recorded on the balance sheet; however, when necessary reserves are recorded to cover potential losses. A liability in the amount of $244,138, the estimated fair value of the guaranty, is recorded on the balance sheet as an other accrued liability at December 31, 2008.

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. Management does not expect this to have a material adverse effect on the Company’s financial statements.

12. COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, requires the disclosure of certain revenue, expenses, gains and losses that are excluded from net income in accordance with accounting principles generally accepted in the United States of America. Total comprehensive income for the years ended December 31, 2008, 2007 and 2006 is as follows:

	Year ended December 31,
	2008	2007	2006
Net income as reported	$15,437,995	$12,915,608	$15,814,545
Other comprehensive income:
Unrealized gain on investments, net of taxes	11,890	52,158	60,646

Total comprehensive income	$15,449,885	$12,967,766	$15,875,191

13. FAIR VALUE

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

The following table summarizes the carrying amounts and fair values of certain assets and liabilities at December 31, 2008:

	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$11,845,646	$11,845,646	$—	$—

There was no cumulative effect of adoption related to SFAS 157, and the adoption did not have an impact on the Company’s financial position, results of operations or cash flows.

Cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities are reflected in the accompanying financial statements at cost, which approximates fair value because of the short-term maturity of these instruments. Investments are reflected in the accompanying financial statements at current market value. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, at December 31, 2008 and 2007 the fair values of the financing receivables approximate book value.

14. SUBSEQUENT EVENTS

On January 26, 2009, the Company announced a dividend for the first quarter of 2009 in the amount of $0.36 per share.

15. QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a summary of our results of operations for our eight most recent quarters ended December 31, 2008. The information for each of these quarters is unaudited and has been prepared on a basis consistent with the audited financial statements. This information includes all adjustments, consisting only of normal recurring adjustments, we consider necessary for fair presentation of this information when read in conjunction with the audited financial statements and related notes. Our operating results have varied on a quarterly basis and may fluctuate significantly in the future.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands except for share and per share data)
Year Ended December 31, 2008
Sales revenues	$29,517	$27,752	$30,353	$32,042
Gross profit	13,232	12,125	13,294	14,570
Operating income	5,498	4,709	6,133	7,371
Net income	3,506	2,991	4,093	4,847
Net income per share
Basic	0.33	0.28	0.38	0.45
Diluted	0.33	0.28	0.38	0.45
Weighted average shares outstanding
Basic	10,745,976	10,752,951	10,776,840	10,812,377
Diluted	10,767,700	10,766,996	10,796,217	10,831,654

Year Ended December 31, 2007
Sales revenues	$25,946	$27,963	$27,992	$28,111
Gross profit	10,653	11,896	11,839	12,368
Operating income	3,685	4,824	4,732	5,806
Net income	2,560	3,302	3,228	3,827
Net income per share
Basic	0.24	0.31	0.30	0.36
Diluted	0.24	0.31	0.30	0.36
Weighted average shares outstanding
Basic	10,664,009	10,682,876	10,718,643	10,726,134
Diluted	10,718,458	10,732,503	10,757,137	10,755,108

SCHEDULE II

COMPUTER PROGRAMS AND SYSTEMS, INC.

VALUATION AND QUALIFYING ACCOUNTS

Description		Balance at beginning of period	(1) Additions charged to cost and expenses	(2) Deductions	Balance at end of period
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet	2006	704,000	(52,000)	(162,000)	814,000
	2007	814,000	90,000	(45,000)	949,000
	2008	949,000	1,338,000	1,659,000	628,000

(1)	Adjustments to allowance for change in estimates.
(2)	Uncollectible accounts written off, net of recoveries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

There have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the securities that have been authorized for issuance as of December 31, 2008 under our 2002 Stock Option Plan and 2005 Restricted Stock Plan. Both of these plans have been approved by CPSI’s stockholders. The plans are described in Note 6 of the notes to the financial statements.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	82,608	$16.50	676,974	[1]
Equity compensation plans not approved by stockholders	-0-	N/A	-0-

Total	82,608		676,974	[1]

[1]

Represents 495,134 shares of common stock underlying stock options that are issuable pursuant to our 2002 Stock Option Plan and 181,840 shares of common stock issuable pursuant to our 2005 Restricted Stock Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

    (a)(1) and (2) and (c) – Financial Statements and Financial Statement Schedules.

Financial Statements: The Financial Statements and related Financial Statements Schedule of CPSI are included herein in Part II, Item 8.

    (a)(3) and (b) – Exhibits.

The exhibits listed on the Exhibit Index at page 62 of this Form 10-K are filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 9th day of March, 2009.

COMPUTER PROGRAMS AND SYSTEMS, INC.

By:	/s/ J. Boyd Douglas
J. Boyd Douglas
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David A. Dye	Chairman of the Board and Director	March 9, 2009
David A. Dye

/s/ J. Boyd Douglas J. Boyd Douglas	President, Chief Executive Officer and Director (principal executive officer)	March 9, 2009

/s/ Darrell G.West Darrell G. West	Vice President – Finance and Chief Financial Officer (principal financial officer)	March 9, 2009

/s/ James B. Britain	Controller (principal accounting officer)	March 9, 2009
James B. Britain

/s/ M. Kenny Muscat	Director	March 9, 2009
M. Kenny Muscat

/s/ Ernest F. Ladd, III	Director	March 9, 2009
Ernest F. Ladd, III

/s/ W. Austin Mulherin, III	Director	March 6, 2009
W. Austin Mulherin, III

/s/ William R. Seifert, II	Director	March 9, 2009
William R. Seifert, II

/s/ John C. Johnson	Director	March 9, 2009
John C. Johnson

/s/ Charles P. Huffman	Director	March 9, 2009
Charles P. Huffman

Exhibit Index

Exhibit Number	Description
3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Bylaws (filed as Exhibit 3.6 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

10.1*	2002 Stock Option Plan (filed as Exhibit 10.3 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

10.2*	First Amendment to 2002 Stock Option Plan (filed as Exhibit 10.2 to CPSI’s Current Report on Form 8-K dated May, 12, 2005, and incorporated herein by reference)

10.3*	Second Amendment to 2002 Stock Option Plan

10.4*	Form of Non-Qualified Stock Option Agreement for executive officers (filed as Exhibit 10.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

10.5*	Amendment and Restatement of 2005 Restricted Stock Plan (filed as Exhibit 10.6 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2005 and incorporated herein by reference)

10.6*	Form of Restricted Stock Award Agreement under the 2005 Restricted Stock Plan (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated January 30, 2006, and incorporated herein by reference)

10.7	Form of Indemnity Agreement entered into by CPSI and each of its non-employee directors (filed as Exhibit 10.1 to CPSI’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 and incorporated herein by reference)

10.8	Real Property Lease, dated April 1, 2002, between CPSI and C.P. Investments, Inc. (filed as Exhibit 10.1 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

10.9	Real Property Lease dated April 1, 2002, between CPSI and DJK, LLC (filed as Exhibit 10.2 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference) (This lease was assumed by C. P. Investments, Inc. in 2005)

10.10	Real Property Lease, dated October 1, 2002, between CPSI and C.P. Investments, Inc. (filed as Exhibit 10.10 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2002 and incorporated herein by reference)

10.11	Real Property Lease, dated November 1, 2002, between CPSI and C.P. Investments, Inc. (filed as Exhibit 10.11 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2002 and incorporated herein by reference)

10.12	Real Property Lease, dated June 16, 2002, between CPSI and C.P. Investments, Inc. (filed as Exhibit 10.12 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2003 and incorporated herein by reference)

10.13	Real Property Lease, dated March 15, 2005, between CPSI and C.P. Investments, Inc. (filed as Exhibit 10.12 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2005 and incorporated herein by reference)

10.14	Real Property Lease, dated November 15, 2005, between CPSI and C.P. Investments, Inc. (filed as Exhibit 10.13 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2005 and incorporated herein by reference)

Exhibit Number	Description
10.15	Real Property Lease, dated December 15, 2005, between CPSI and C.P. Investments, Inc. (filed as Exhibit 10.14 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2005 and incorporated herein by reference)

10.16*	Summary of Compensation Arrangements with Named Executive Officers and Directors

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Compensation plan or arrangement