Form 10-Q
period 2009-03-31
COMPUTER PROGRAMS & SYSTEMS INC
filed 2009-05-11
CIK 1169445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 8, 2009, there were 10,955,954 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Form 10-Q

(For the three months ended March 31, 2009)

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,246,191	$11,744,466
Investments	11,962,917	11,845,646
Accounts receivable, net of allowance for doubtful accounts of $591,000 and $628,000, respectively	16,708,169	15,600,865
Financing receivables, current portion	2,236,021	2,357,014
Inventories	1,485,477	1,374,302
Deferred tax assets	1,380,397	1,331,708
Prepaid income taxes	—	319,152
Prepaid expenses	576,943	501,265

Total current assets	46,596,115	45,074,418
Property and equipment
Land	936,026	936,026
Maintenance equipment	3,509,890	3,442,925
Computer equipment	5,993,549	5,818,875
Office furniture and equipment	1,835,274	1,749,348
Automobiles	132,926	132,926

	12,407,665	12,080,100
Less accumulated depreciation	(7,704,284)	(7,267,069)

Net property and equipment	4,703,381	4,813,031
Financing receivables, net of current portion	2,928,207	2,979,639

Total assets	$54,227,703	$52,867,088

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,361,023	$1,829,505
Deferred revenue	3,654,285	3,728,356
Accrued vacation	2,370,831	2,297,116
Income taxes payable	1,212,237	—
Other accrued liabilities	2,803,528	3,996,547

Total current liabilities	11,401,904	11,851,524

Deferred tax liabilities	714,932	456,394

Stockholders’ equity:
Common stock, par value $0.001 per share; 30,000,000 shares authorized; 10,951,785 and 10,893,751 shares issued and outstanding	10,952	10,894
Additional paid-in capital	28,464,057	27,006,573
Accumulated other comprehensive income	48,519	56,715
Retained earnings	13,587,339	13,484,988

Total stockholders’ equity	42,110,867	40,559,170

Total liabilities and stockholders’ equity	$54,227,703	$52,867,088

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three months ended March 31,
	2009	2008
Sales revenues:
System sales	$9,616,854	$10,655,360
Support and maintenance	13,833,393	13,085,769
Business management services	6,685,502	5,776,139

Total sales revenues	30,135,749	29,517,268

Costs of sales:
System sales	7,806,776	7,902,583
Support and maintenance	4,940,858	4,797,344
Business management services	3,881,875	3,585,418

Total costs of sales	16,629,509	16,285,345

Gross profit	13,506,240	13,231,923

Operating expenses:
Sales and marketing	2,075,962	2,259,758
General and administrative	5,141,986	5,474,351

Total operating expenses	7,217,948	7,734,109

Operating income	6,288,292	5,497,814

Other income:
Interest income	233,177	265,248

Total other income	233,177	265,248

Income before taxes	6,521,469	5,763,062

Income taxes	2,496,186	2,257,056

Net income	$4,025,283	$3,506,006

Net income per share - basic	$0.37	$0.32

Net income per share - diluted	$0.37	$0.32

Weighted average shares outstanding
Basic	10,906,147	10,825,338
Diluted	10,911,905	10,847,062

Dividends declared per share	$0.36	$0.36

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2008	10,893,751	$10,894	$27,006,573	$56,715	$13,484,988	$40,559,170

Net income					4,025,283	4,025,283
Issuance of common stock	58,034	58	957,503			957,561
Unrealized loss on investments held for sale, net of tax				(8,196)		(8,196)
Stock-based compensation			229,995			229,995
Dividends					(3,922,932)	(3,922,932)
Income tax benefit from stock option exercises			269,986			269,986

Balance at March 31, 2009	10,951,785	$10,952	$28,464,057	$48,519	$13,587,339	$42,110,867

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended March 31,
	2009	2008
Operating Activities
Net income	$4,025,283	$3,506,006
Adjustments to net income:
Provision for bad debt	44,500	560,000
Deferred taxes	214,927	(139,988)
Share-based compensation	229,995	224,162
Income tax benefit from stock option exercises	(269,986)	(5,778)
Income tax benefit from restricted stock dividends	—	(10,852)
Depreciation	437,215	478,130
Changes in operating assets and liabilities:
Accounts receivable	(1,151,804)	(613,687)
Financing receivables	172,425	228,473
Inventories	(111,175)	(63,783)
Prepaid expenses	(75,678)	123,988
Accounts payable	(468,482)	(130,472)
Deferred revenue	(74,071)	(417,710)
Other liabilities	(1,119,304)	(1,319,930)
Income taxes payable	1,801,376	1,910,330

Net cash provided by operating activities	3,655,221	4,328,889

Investing Activities
Purchases of property and equipment	(327,565)	(311,193)
Purchases of investments	(130,546)	(161,253)

Net cash used in investing activities	(458,111)	(472,446)

Financing Activities
Proceeds from exercise of stock options	957,561	57,914
Income tax benefit from restricted stock dividends	—	10,852
Income tax benefit from stock option exercises	269,986	5,778
Dividends paid	(3,922,932)	(3,896,755)

Net cash used in financing activities	(2,695,385)	(3,822,211)

Increase in cash and cash equivalents	501,725	34,232

Cash and cash equivalents at beginning of period	11,744,466	11,806,017

Cash and cash equivalents at end of period	$12,246,191	$11,840,249

Cash paid for income taxes, net of refund	$495,158	$486,715

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

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

Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed financial statements should be read in conjunction with the audited financial statements of Computer Programs and Systems, Inc. (the “Company”) for the year ended December 31, 2008 and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Revenue for ISP and business management services are recognized in the period in which the services are performed.

3.	DETAILS OF BALANCE SHEET AMOUNTS

Other accrued liabilities are comprised of the following:

	March 31, 2009	December 31, 2008
Salaries and benefits	$1,422,840	$2,686,862
Commissions	326,990	374,990
Self-insurance reserves	466,500	395,900
Other	587,198	538,795

	$2,803,528	$3,996,547

4.	INVESTMENTS

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

Investments are comprised of the following at March 31, 2009:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short term investments (cash and accrued income)	$634,212	$—	$—	$634,212
Obligations of U.S. Treasury, U.S. government corporations and agencies	4,719,753	50,458	164	4,770,047
Mortgage backed securities	194,549	—	2,620	191,929
Corporate bonds	6,304,982	89,842	28,095	6,366,729

	$11,853,496	$140,300	$30,879	$11,962,917

Shown below are the amortized cost and estimated fair value of securities with fixed maturities at March 31, 2009, by contract maturity date. Actual maturities may differ from contractual maturities because issuers of certain securities retain early call or prepayment rights.

	Amortized Cost	Fair Value
Due in 2009	$6,472,420	$6,522,391
Due in 2010	3,306,777	3,327,712
Due in 2011	1,879,750	1,920,885
Due thereafter	194,549	191,929

	$11,853,496	$11,962,917

Investments are comprised of the following at December 31, 2008:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short term investments (cash and accrued income)	$650,092	$83	$—	$650,175
Obligations of U.S. Treasury, U.S. government corporations and agencies	4,753,603	86,135	—	4,839,738
Mortgage backed securities	197,026	—	7,302	189,724
Corporate bonds	6,151,949	44,569	30,509	6,166,009

	$11,752,670	$130,787	$37,811	$11,845,646

5.	NET INCOME PER SHARE

The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. The Company uses the treasury stock method to calculate the impact of outstanding stock options. Potentially dilutive shares are derived from outstanding stock options that have an exercise price less than the weighted average market price of our common stock. The difference between basic and diluted EPS is solely attributable to stock options. For the three month periods ended March 31, 2009 and 2008, these dilutive shares were 5,758 and 21,724, respectively.

As described in Note 11, “Recent Accounting Pronouncements”, the Company adopted FSP EITF 03-6-1 on January 1, 2009. The Company’s unvested restricted shares contain rights to receive nonforfeitable dividends, and thus, are participating securities requiring the two class method of computing earnings per share. The weighted average shares outstanding and net income per share for the three month periods ended March 31, 2009 and March 31, 2008 were computed in accordance with FSP EITF 03-6-1.

6.	INCOME TAXES

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Deferred tax assets and liabilities are comprised of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Deferred tax assets:
Accounts receivable	$230,428	$245,008
Accrued vacation	924,624	895,875
Stock-based compensation	48,954	382,291
Accrued liabilities	351,689	322,248

Total deferred tax assets	$1,555,695	$1,845,422

Deferred tax liabilities:
Other comprehensive income	$31,170	$36,247
Depreciation	859,060	933,861

Total deferred tax liabilities	$890,230	$970,108

Significant components of the Company’s income tax provision in the Condensed Statements of Income for the three months ended March 31 is as follows:

	2009	2008
Current provision:
Federal	$1,853,775	$1,955,630
State	427,485	441,414
Deferred provision:
Federal	192,882	(125,630)
State	22,044	(14,358)

Total income tax provision	$2,496,186	$2,257,056

The difference between income taxes at the U. S. federal statutory income tax rate of 35% and those reported in the Condensed Statements of Income for the three months ended March 31 are as follows:

	2009	2008
Income taxes at U. S. Federal statutory rate	$2,282,514	$2,017,072
State income tax, net of federal tax effect	299,909	263,634
Other	(86,237)	(23,650)

Total income tax provision	$2,496,186	$2,257,056

The Company had unrecognized tax benefits of $180,359 related to uncertain tax positions as of March 31, 2009 under the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) which is recorded in Other accrued liabilities on the Balance Sheet. No accrued interest or penalties for such positions is recorded. The tax years 2006, 2007 and 2008 federal returns remain open to examination, and the tax years 2004 – 2008 remain open to other taxing jurisdictions to which the Company is subject.

7.	STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”). SFAS No. 123R establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company recorded compensation costs as the requisite service was rendered for the unvested portion of previously issued awards that remained outstanding at the initial date of adoption and any awards issued, modified, repurchased, or cancelled after the effective date of SFAS 123R.

The following table shows total stock-based compensation expense for the three months ended March 31, 2009 and 2008, included in the Condensed Statements of Income:

	Three Months Ended
	March 31, 2009	March 31, 2008
Costs of sales	$74,997	$74,997
Operating expenses	154,998	149,165

Pre-tax stock-based compensation expense	229,995	224,162
Less: income tax effect	89,698	88,544

Net stock-based compensation expense	$140,297	$135,618

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

Under the methodology of SFAS No. 123, the fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes option pricing model. The multiple option approach was used, with assumptions for expected option life of 5 years and 44% expected volatility for the market price of the Company’s stock in 2002. An estimated dividend yield of 3% was used. The risk-free rate of return was determined to be 2.79% in 2002. No options were granted during 2008 or the first three months of 2009.

A summary of stock option activity under the plan during the three month periods ended March 31, 2009 and 2008 is as follows:

	March 31, 2009		March 31, 2008
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	82,608	$16.50	152,444	$16.50
Granted	—	—	—	—
Exercised	(58,034)	16.50	(3,507)	16.50
Forfeited	—	—	—	—

Outstanding at end of period	24,574	$16.50	148,937	$16.50

Exercisable at end of period	24,574	$16.50	148,937	$16.50

Shares available for future grants under the plan as end of period		495,134		495,134

Weighted-average grant date fair value		$—		$—

Weighted-average remaining contractual life		0.3		1.3

Aggregate intrinsic value outstanding options		$412,106

Aggregate intrinsic value exercisable options		$412,106

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading date of the first quarter of 2009 and the exercise price, multiplied by the number of options). The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The aggregate intrinsic value of options exercised during the quarters ended March 31, 2009 and March 31, 2008 was $768,308 and $19,893, respectively.

As of March 31, 2009, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the existing stock option plan.

2005 Restricted Stock Plan

On January 27, 2006, the Compensation Committee of the Board of Directors approved the grant of 116,498 shares of restricted stock, effective January 30, 2006, to certain executive officers of the Company under the 2005 Restricted Stock Plan. The grant date fair value was $42.91 per share. The restricted stock vests in five equal annual installments commencing on the first anniversary of the date of grant. On May 17, 2006, the Compensation Committee of the Board of Directors approved the grant of 17,810 shares of restricted stock to its newly named Chief Operating Officer of the Company. The grant date fair value was $42.11 per share. The restricted stock vests in five equal annual installments commencing January 30, 2007, and each January 30 thereafter. On January 23, 2008, the Compensation Committee of the Board of Directors approved the grant of 16,471 shares of restricted stock to its newly named Vice President – Finance and Chief Financial Officer. The grant date fair value was $21.25 per share. The restricted stock vests in five equal annual installments commencing January 30, 2009, and each January 30 thereafter.

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock outstanding at beginning of period	76,086	$38.10	79,487	$42.77
Granted	—	—	16,471	21.25
Vested	(23,166)	39.47	(19,872)	42.77

Nonvested stock outstanding at end of period	52,920	$39.80	76,086	$38.10

As of March 31, 2009, there was $1,822,212 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Restricted Stock Plan. This cost is expected to be recognized over a weighted-average period of 2.0 years.

8.	COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, requires the disclosure of certain revenue, expenses, gains and losses that are excluded from net income in accordance with accounting principles generally accepted in the United States of America. Total comprehensive income for the three months ended March 31, 2009 and 2008 is as follows:

	Three months ended March 31,
	2009	2008
Net income as reported	$4,025,283	$3,506,006
Other comprehensive income:
Unrealized gain (loss) on investments, net of taxes	(8,196)	38,698

Total comprehensive income	$4,017,087	$3,544,704

9.	COMMITMENTS AND CONTINGENCIES

As of March 31, 2009, the Company is contingently liable as guarantor on a lease obligation between Solis Healthcare, LP (“Solis Healthcare”) and Winthrop Resources Corporation (“Winthrop”). Winthrop purchased a software system from the Company and leased it to Solis Healthcare in the first quarter of 2008. The Company provided this guarantee in order to facilitate Solis Healthcare in leasing the new system. The lease has an initial term of five years and continues from year to year thereafter until terminated. The Company is contingently liable as guarantor under the lease such that, if at any time prior to the termination of the lease, Solis Healthcare (i) enters into bankruptcy or (ii) defaults for more than 60 days in its payments or performance under the lease, the Company will be obligated to perform under the guaranty by making the required lease payments, including late fees and penalties. The guarantee runs for the entire term of the lease; however, the maximum potential amount of future payments that the Company would be required to make to Winthrop under the guaranty is $2,145,000, plus any fees and costs that Winthrop incurs in collecting amounts due under the lease (including attorney’s fees and costs). The Company recorded $2,154,389, the amount billed for the new system installation, as revenue during the first quarter of 2008. Due to the contingent nature of the guaranty, the maximum amount of the guaranty is not recorded on the balance sheet; however, when necessary reserves are recorded to cover potential losses. A liability in the amount of $244,038, the estimated fair value of the guaranty, is recorded on the balance sheet as an other accrued liability at March 31, 2009 and December 31, 2008. As of March 31, 2009, we were not aware of any conditions that would effect the payment or performance risk of the lease obligation.

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

The following table summarizes the carrying amounts and fair values of certain assets and liabilities at March 31, 2009:

	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$11,962,917	$11,962,917	$—	$—

There was no cumulative effect of adoption related to SFAS 157, and the adoption did not have an impact on the Company’s financial position, results of operations, or cash flows.

11.	RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted in 2009

In June 2008, the FASB issued Staff Position (“FSP”) Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). This FSP requires unvested share-based payment awards containing non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be included in the computation of basic earnings per share according to the two-class (basic and diluted) method. The Company adopted FSP EITF 03-6-1 for the fiscal year beginning January 1, 2009. This FSP required all prior-period earnings per share data presented to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP.

In September 2008, the FASB issued FSP No. 133-1 and FIN 45-4, Disclosures about Credit Derivates and Certain Guarantees: An Amendment of FASB Statement No.133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This FSP amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others (“FIN 45”), to require an additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend FIN 45 were effective for reporting periods (annual or interim) beginning after November 15, 2008.

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

This discussion and analysis contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified generally by the use of forward-looking terminology and words such as “expects,” “anticipates,” “estimates,” “believes,” “predicts,” “intends,” “plans,” “potential,” “may,” “continue,” “should,” “will” and words of comparable meaning. Without limiting the generality of the preceding statement, all statements in this report relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and future financial results are forward-looking statements. We caution investors that any such forward-looking statements are only predictions and are not guarantees of future performance. Certain risks, uncertainties and other factors may cause actual results to differ materially from those projected in the forward-looking statements. Such factors may include:

•	overall business and economic conditions affecting the healthcare industry;

•	saturation of our target market and hospital consolidations;

•	changes in customer purchasing priorities, capital expenditures and demand for information technology systems;

•	competition with companies that have greater financial, technical and marketing resources than we have;

•	failure to develop new technology and products in response to market demands;

•	fluctuations in quarterly financial performance due to, among other factors, timing of customer installations;

•	failure of our products to function properly resulting in claims for medical losses;

•	government regulation of our products and customers, including changes in healthcare policy affecting Medicare reimbursement rates and qualifying technological standards;

•	changes in accounting principles generally accepted in the United States of America;

•	general economic conditions, including changes in the financial markets that may affect the availability and cost of credit to us or our customers; and

•	interruptions in our power supply and/or telecommunications capabilities.

Additional information concerning these and other factors which could cause differences between forward-looking statements and future actual results is discussed in this Form 10-Q and under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.

Background

CPSI was founded in 1979 and specializes in delivering comprehensive healthcare information systems and related services to community hospitals and other healthcare providers. Our systems and services are designed to support the primary functional areas of a hospital and to enhance access to needed financial and clinical information. We sell a fully integrated, enterprise-wide financial and clinical hospital information system comprised of all necessary software, hardware, peripherals, forms and office supplies, together with comprehensive support and maintenance services. We also offer business management services, including electronic billing submissions, patient statement processing and accounts receivable management, as part of our overall information system solution, enabling our customers to outsource certain data-related business processes which we can perform more efficiently. Our products and services provide solutions and enhance hospital performance in key areas, including patient management, financial and revenue cycle management, clinical care, cost control and regulatory compliance and clinical, enterprise and office automation, which improve clinical, financial and administrative outcomes for our customers.

Our target market includes acute care community hospitals with 300 or fewer beds and small specialty hospitals. Hospitals having 100 or fewer acute care beds comprise approximately 94% of our customers. In addition to servicing small-to-medium-sized hospitals, we provide technology services to other related entities in the healthcare industry, such as nursing homes, home health agencies and physician clinics. From our initial hospital installation in 1981, we have grown to serve more than 650 hospital customers across 47 states and the District of Columbia.

Management Overview

We primarily seek revenue growth through sales of healthcare information technology systems and related services to existing and new customers within our historic target market. Our strategy has produced consistent revenue growth over the long-term, as reflected in five- and ten-year compounded annual growth rates in revenues of approximately 8.0% and 14.0%, respectively. Selling new and additional products and services back into our existing customer base is an important part of CPSI’s future revenue growth. We believe that as our customer base grows, the demand for additional products and services, including business management services, will also continue to grow, supporting further increases in recurring revenues. We also expect to drive revenue growth from new product development that we may generate from our research and development activities.

In addition to revenue growth, our business model is focused on earnings growth. Once a hospital has installed our system, we continue to provide support and maintenance services to our customers on an ongoing basis. These services are typically provided by the same personnel who perform our system installations but at a reduced cost to us, and therefore at an increased gross margin. We also periodically look to increase margins through cost containment measures where appropriate.

During the current economic recession, hospitals have experienced reduced availability of third party credit and an overall reduction in their investment portfolios. In addition, healthcare organizations with a large dependency on Medicaid populations, such as community based hospitals, have been impacted by the challenging financial condition of many state governments and government programs. Accordingly, we recognize that prospective hospital customers often do not have the necessary capital to make investments in information technology. Additionally, in response to these challenges, hospitals have become more selective regarding where they invest capital, resulting in a focus on strategic spending that generates a return on their investment. Despite the current economic environment, we believe healthcare information technology is often viewed as more strategic to hospitals than other possible purchases because the technology offers the possibility of a quick return on investment. Information technology also plays an important role in healthcare by improving safety, efficiency and reducing cost. Additionally, we believe most hospitals recognize that they must invest in healthcare information technology to meet current and future regulatory, compliance and government reimbursement requirements.

As a result of the economic recession and credit crisis, we have experienced over the past eighteen months an increase in customers seeking financing arrangements from us for system installation. Historically, we have made financing arrangements available to customers on a case-by-case basis depending upon various aspects of the proposed contract and customer attributes. These financing arrangements include short-term payment plans, longer-term lease financing through us and our facilitating third-party financing arrangements. We intend to continue to work with prospective customers to provide for financing arrangements to purchase our systems so long as such arrangements do not adversely affect our financial position and liquidity. We believe that meeting the financial needs of community-based hospitals while allowing for the profitable expansion of our footprint in this market will remain both an opportunity and a challenge for us in the foreseeable future.

Despite the economic upheaval, including the credit crisis, we have not experienced a considerable decline in demand for our products and services, nor have we experienced any significant decrease in payment days or defaults from our customers. We hope this trend continues through the remainder of 2009, but we realize that, should the general economy continue to decline, a reversal of this trend could develop.

American Recovery and Reinvestment Act of 2009

While the current economic recession and credit crisis has impacted and could continue to impact the community hospitals that comprise our target market, we believe that the American Recovery and Reinvestment Act of 2009 (the “ARRA”), which became law on February 17, 2009, will increase demand for healthcare information technology and will have a positive impact on our business prospects. The ARRA includes more than $19 billion in funding to aid healthcare organizations in modernizing their operations through the acquisition and wide-spread use of healthcare information technology. Included in the funding is approximately $17.2 billion in incentives through Medicare and Medicaid reimbursement systems to encourage and assist healthcare providers in adopting and using electronic health records (“EHRs”). These incentive payments are set to begin as early as 2010 and last through 2015. If an eligible healthcare provider does not begin to demonstrate meaningful use of EHRs by 2015, then reimbursement under Medicare will begin to be reduced.

While many elements of the ARRA are still unclear or undefined, we are focused on ensuring that we take the necessary steps now to meet the needs of community hospitals to help them gain access to those incentives. Primary among those steps is ensuring that our technology meets the ARRA’s EHR certification requirements. The initial set of certification requirements is expected to be promulgated by the Secretary of Health and Human Services before December 31, 2009. In this regard, we created our new Product Development Division earlier this year to help ensure that our technology remains on the leading edge of the development curve and can react quickly and effectively to any technical requirements that arise under the ARRA. We have also increased our hiring projections for the remainder of this year so that we have a sufficient number of adequately trained and technically proficient support staff in place when our existing customers and any prospective hospital customers proceed to implement EHRs.

While we do not expect an immediate increase in revenue from the healthcare information technology provisions of the ARRA, we believe that the longer-term potential could be significant. The ARRA is expected to provide states with badly needed Medicaid dollars, which should help improve the financial health of hospitals and incentivize them to make investments in information technology. Additionally, we expect that community hospitals, which rely more heavily on Medicare and Medicaid to fund their operations than larger hospitals, will be seeking to invest in any information technology applications that will increase their Medicaid funding. We believe that our footprint among community hospitals positions us well to benefit from these incentives.

Results of Operations

In the three months ended March 31, 2009, we generated revenues of $30.1 million from the sale of our products and services, as compared to $29.5 million in the three months ended March 31, 2008, an increase of 2.1%. We installed our financial and patient accounting system in six new hospitals in each of the first three months of 2009 and 2008. Our net income for the first quarter of 2009 increased 14.8% from the first quarter of 2008, principally as a result of an increase in sales. Cash flow from operations decreased 15.6% from the first quarter of 2008 due to an increase in accounts receivable. While our operating cash flows did decline during the first quarter of 2009 compared to the first quarter of 2008, we have maintained a strong cash position sufficient to meet our operating requirements and continue our dividends at historic levels. We believe that a strong cash position enables us to compete better in the marketplace and maintain the quality of our customer service and product offerings.

The following table sets forth certain items included in our results of operations for the three months ended March 31, 2009 and 2008, expressed as a percentage of our total revenues for these periods (dollar amounts in thousands):

	Three Months Ended March 31,
	2009		2008
	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
System sales	$9,617	31.9%	$10,655	36.1%
Support and maintenance	13,833	45.9%	13,086	44.3%
Business management services	6,686	22.2%	5,776	19.6%

Total sales revenues	30,136	100.0%	29,517	100.0%
Costs of sales:
System sales	7,807	25.9%	7,903	26.8%
Support and maintenance	4,941	16.4%	4,797	16.3%
Business management services	3,882	12.9%	3,585	12.1%

Total costs of sales	16,630	55.2%	16,285	55.2%

Gross profit	13,506	44.8%	13,232	44.8%
Operating expenses:
Sales and marketing	2,076	6.9%	2,260	7.7%
General and administrative	5,142	17.1%	5,474	18.5%

Total operating expenses	7,218	24.0%	7,734	26.2%

Operating income	6,288	20.9%	5,498	18.6%
Other income:
Interest income	233	0.8%	265	0.9%

Total other income	233	0.8%	265	0.9%

Income before taxes	6,521	21.6%	5,763	19.5%
Income taxes	2,496	8.3%	2,257	7.6%

Net income	$4,025	13.4%	$3,506	11.9%

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008

Revenues. Total revenues increased by 2.1%, or $0.6 million, to $30.1 million for the three months ended March 31, 2009, from $29.5 million for the three months ended March 31, 2008.

System sales revenues decreased by 9.7%, or $1.0 million, to $9.6 million for the three months ended March 31, 2009, from $10.6 million for the three months ended March 31, 2008. This decrease was primarily due to a decrease in add-on system sales to existing customers from the prior year period.

Support and maintenance revenues increased by 5.7%, or $0.7 million, to $13.8 million for the three months ended March 31, 2009, from $13.1 million for the three months ended March 31, 2008. This increase was attributable to an increase in recurring revenues as a result of a larger customer base and an increase in support fees for add-on business sold to existing customers.

Business management services revenues increased by 15.8%, or $0.9 million, to $6.7 million for the three months ended March 31, 2009, from $5.8 million for the three months ended March 31, 2008. We experienced an increase in business management services revenues as a result of continued growth in existing customer demand for electronic billing and accounts receivable management services. We were providing full business office management services to 22 customers at March 31, 2009, compared to 18 customers at March 31, 2008.

Costs of Sales. Total costs of sales increased by 2.1%, or $0.3 million, to $16.6 million for the three months ended March 31, 2009, from $16.3 million for the three months ended March 31, 2008. As a percentage of total revenues, costs of sales remained flat at 55.2% for the three months ended March 31, 2009 and March 31, 2008. The gross margin on sales remained stable at 44.8% for the three months ended March 31, 2009 and March 31, 2008.

Cost of system sales decreased by 1.2%, or $0.1 million, to $7.8 million for the three months ended March 31, 2009, from $7.9 million for the three months ended March 31, 2008. Cost of equipment and software decreased slightly by $0.2 million. This decrease was partially offset by an increase in payroll costs. The gross margin on system sales decreased to 18.8%

for the three months ended March 31, 2009, from 25.8% for the three months ended March 31, 2008. The decrease in gross margin is generally due to increased salary costs of additional support personnel hired during the quarter in anticipation of an increase in future installations stemming from electronic medical record requirements contained in the American Recovery and Reinvestment Act of 2009. The training curve of a newly hired employee is generally 6 to 12 months and may depress gross margins on system sales in the short term.

Cost of support and maintenance increased by 3.0%, or $0.1 million, to $4.9 million for the three months ended March 31, 2009, from $4.8 million for the three months ended March 31, 2008. The gross margin on support and maintenance revenues increased to 64.3% for the three months ended March 31, 2009, compared to 63.3% for the three months ended March 31, 2008. The increase in gross margin was primarily due to the addition of new customers and increased sales of add-on business to our existing customer base without a proportional increase in support personnel.

Our costs associated with business management services increased by 8.3%, or $0.3 million, to $3.9 million for the three months ended March 31, 2009, from $3.6 million for the three months ended March 31, 2008. This increase was caused by an increase in temporary labor as we move to utilizing contract labor services in lieu of additional hiring in the business management services division due to historically high turnover costs. We expect this transition to contract labor services to improve costs and margins in the long term. The gross margin on business management services increased to 41.9% for the first three months of 2009, from 37.9% for the first three months of 2008 due to the realization of economies of scale of our existing business management staff across a larger customer base.

Sales and Marketing Expenses. Sales and marketing expenses decreased by 8.1%, or $0.2 million, to $2.1 million for the three months ended March 31, 2009, from $2.3 million for the three months ended March 31, 2008. The decrease is attributable to a reduction in salary and commission expense due to sales force attrition.

General and Administrative Expenses. General and administrative expenses decreased 6.1%, or $0.3 million, to $5.1 million for the three months ended March 31, 2009, from $5.5 million for the three months ended March 31, 2008. This decrease was attributable to a $0.5 million decrease in bad debt expense and $0.2 million decrease in other insurance related costs, offset by a $0.4 million increase in group health insurance costs during the first quarter of 2009.

As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses decreased to 24.0% for the three months ended March 31, 2009 from 26.2% for three months ended March 31, 2008.

Net Income. Net income for the three months ended March 31, 2009 increased by 14.8%, or $0.5 million, to $4.0 million, or $0.37 per diluted share, as compared with net income of $3.5 million, or $0.32 per diluted share, for the three months ended March 31, 2008. Net income represented 13.4% of revenue for the three months ended March 31, 2009, as compared to 11.9% of revenue for the three months ended March 31, 2008.

Liquidity and Capital Resources

We had cash and cash equivalents of $12.2 million at March 31, 2009, compared to $11.8 million at March 31, 2008. Net cash provided by operating activities for the three months ended March 31, 2009 was $3.6 million, compared to $4.3 million for the three months ended March 31, 2008. The decrease was primarily due to an increase in accounts receivable and a decrease in accounts payable.

Net cash used in investing activities totaled $0.5 million for each of the three months ended March 31, 2009 and 2008. We used cash for the purchase of $0.3 million of property and equipment and investments of $0.2 million during the three months ended March 31, 2009.

Net cash used in financing activities totaled $2.7 million for the three months ended March 31, 2009, compared to $3.8 million for the three months ended March 31, 2008. We declared and paid dividends of $3.9 million during the first three months of 2009. We received proceeds from the exercise of stock options, including the related tax benefit, of $1.3 million.

We currently do not have a bank line of credit or other credit facility in place. Because we have no debt, we are not subject to contractual restrictions or other influences on our operations, such as payment demands and restrictions on the use of operating funds that are typically associated with debt. If we borrow money in the future, we will likely be subject to operating and financial covenants that could limit our ability to operate as profitably as we have in the past. Defaults under applicable loan agreements could result in the demand by lenders for immediate payment of substantial funds and substantial restrictions on expenditures, among other things. Due to the current economic recession and disruption in the capital markets, additional capital, if needed, may not be available on terms favorable to us, or at all.

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

The lease has an initial term of five years and continues from year to year thereafter until terminated. We are contingently liable as guarantor under the lease such that, if at any time prior to the termination of the lease, Solis Healthcare (i) enters into bankruptcy or (ii) defaults for more than 60 days in its payments or performance under the lease, we will be obligated to perform under the guaranty by making the required lease payments, including late fees and penalties. The guaranty runs for the entire term of the lease; however, the maximum potential amount of future payments that we would be required to make to Winthrop under the guaranty is $2,145,000, plus any fees and costs that Winthrop incurs in collecting amounts due under the lease (including attorney’s fees and costs). We recorded $2,154,389, the amount billed to date for the new system installation, as revenue during the first quarter of 2008. Due to the contingent nature of the guaranty, the maximum amount of the guaranty is not recorded on our balance sheet; however, when necessary, we record reserves to cover potential losses. A liability in the amount of $244,038, the estimated fair value of the guaranty, is recorded on our balance sheet as an other accrued liability at March 31, 2009. See Note 9 to the financial statements for additional information.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk relates primarily to the potential change in the value of our investment portfolio as a result of fluctuations in interest rates. The primary purpose of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk of loss. As of March 31, 2009, our investment portfolio consisted of a variety of financial instruments, including, but not limited to, money market securities and high quality government, municipal and corporate obligations. It is our intent to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We do not hold financial instruments for trading or other speculative purposes. The securities in our investment portfolio are classified as available-for-sale and, consequently, are recorded on our balance sheet at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

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

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of March 31, 2009.

	Aggregate Fair Value	Weighted Average Interest Rate
Cash and Cash Equivalents:
Cash	$6,430,051	—
Money market funds	3,069,690	0.52%
Certificates of deposit	2,746,450	1.05%

Total cash and cash equivalents	$12,246,191

Short-Term Investments:(1)
Accrued Income	$148,519	—
Money market funds	485,693	0.67%
Obligations of the U.S. Treasury, U.S government corporations and agencies	4,458,425	4.55%
Corporate debt securities	3,256,207	5.27%

Total short-term investments	$8,348,844

Long-Term Investments:(2)
Obligations of the U.S. Treasury, U.S government corporations and agencies	$311,623	3.26%
Mortgage backed securities	191,928	5.00%
Corporate debt securities	3,110,522	5.42%

Total long-term investments	$3,614,073

(1)	Reflects instruments with a contractual maturity of less than one year.
(2)	Reflects instruments with a contractual maturity of one year or more.

As of March 31, 2009, the Company had no borrowings and, therefore, is not subject to interest rate risks related to debt instruments.

Item 4.	Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective. There have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we are involved in routine litigation that arises in the ordinary course of business. We are not currently involved in any litigation that we believe could reasonably be expected to have a material adverse effect on our business, financial condition, or results of operations.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Bylaws (filed as Exhibit 3.6 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Date: May 11, 2009	By:	/s/ J. Boyd Douglas
J. Boyd Douglas
President and Chief Executive Officer

Date: May 11, 2009	By:	/s/ Darrell G. West
Darrell G. West
Vice President - Finance and Chief Financial Officer

Exhibit Index

No.	Exhibit
3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Bylaws (filed as Exhibit 3.6 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002