Form 10-Q
period 2009-06-30
COMPUTER PROGRAMS & SYSTEMS INC
filed 2009-08-07
CIK 1169445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 6, 2009, there were 10,972,757 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Form 10-Q

(For the three and six months ended June 30, 2009)

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.

BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,269,208	$11,744,466
Investments	14,575,236	11,845,646
Accounts receivable, net of allowance for doubtful accounts of $886,000 and $628,000, respectively	14,945,810	15,600,865
Financing receivables, current portion	3,045,894	2,357,014
Inventories	1,836,974	1,374,302
Deferred tax assets	1,539,121	1,331,708
Prepaid income taxes	391,882	319,152
Prepaid expenses	532,071	501,265

Total current assets	46,136,196	45,074,418
Property and equipment
Land	936,026	936,026
Maintenance equipment	3,616,585	3,442,925
Computer equipment	6,230,496	5,818,875
Office furniture and equipment	2,086,097	1,749,348
Automobiles	132,926	132,926

	13,002,130	12,080,100
Less accumulated depreciation	(8,159,903)	(7,267,069)

Net property and equipment	4,842,227	4,813,031
Financing receivables, net of current portion	3,108,867	2,979,639

Total assets	$54,087,290	$52,867,088

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,619,013	$1,829,505
Deferred revenue	3,438,429	3,728,356
Accrued vacation	2,495,504	2,297,116
Other accrued liabilities	3,609,651	3,996,547

Total current liabilities	11,162,597	11,851,524

Deferred tax liabilities	501,710	456,394

Stockholders’ equity:
Common stock, par value $0.001 per share; 30,000,000 shares authorized; 10,972,757 and 10,893,751 shares issued and outstanding	10,973	10,894
Additional paid-in capital	29,188,913	27,006,573
Accumulated other comprehensive income	38,747	56,715
Retained earnings	13,184,350	13,484,988

Total stockholders’ equity	42,422,983	40,559,170

Total liabilities and stockholders’ equity	$54,087,290	$52,867,088

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

STATEMENTS OF INCOME (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Sales revenues:
System sales	$9,721,386	$8,458,384	$19,338,240	$19,113,744
Support and maintenance	13,820,046	13,132,851	27,653,440	26,218,620
Business management services	7,305,856	6,160,287	13,991,358	11,936,426

Total sales revenues	30,847,288	27,751,522	60,983,038	57,268,790

Costs of sales:
System sales	8,481,586	7,214,583	16,288,363	15,117,166
Support and maintenance	5,380,479	4,772,077	10,321,337	9,569,421
Business management services	4,357,789	3,639,456	8,239,664	7,224,874

Total costs of sales	18,219,854	15,626,116	34,849,364	31,911,461

Gross profit	12,627,434	12,125,406	26,133,674	25,357,329

Operating expenses:
Sales and marketing	2,252,020	2,129,736	4,327,983	4,389,494
General and administrative	5,040,378	5,286,870	10,182,364	10,761,221

Total operating expenses	7,292,398	7,416,606	14,510,347	15,150,715

Operating income	5,335,036	4,708,800	11,623,327	10,206,614

Other income:
Interest income	238,750	230,708	471,927	495,956

Total other income	238,750	230,708	471,927	495,956

Income before taxes	5,573,786	4,939,508	12,095,254	10,702,570

Income taxes	2,032,631	1,948,321	4,528,817	4,205,377

Net income	$3,541,155	$2,991,187	$7,566,437	$6,497,193

Net income per share - basic	$0.32	$0.28	$0.69	$0.60

Net income per share - diluted	$0.32	$0.28	$0.69	$0.60

Weighted average shares outstanding
Basic	10,962,386	10,829,037	10,934,422	10,827,188
Diluted	10,962,386	10,843,081	10,937,285	10,845,072

Dividends declared per share	$0.36	$0.36	$0.72	$0.72

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2008	10,893,751	$10,894	$27,006,573	$56,715	$13,484,988	$40,559,170

Net income					7,566,437	7,566,437
Issuance of common stock	79,006	79	1,303,520			1,303,599
Unrealized loss on available for sale investments, net of tax				(17,968)		(17,968)
Stock-based compensation			459,990			459,990
Dividends					(7,867,075)	(7,867,075)
Excess tax benefit from stock option exercises			418,830			418,830

Balance at June 30, 2009	10,972,757	$10,973	$29,188,913	$38,747	$13,184,350	$42,422,983

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30,
	2009	2008
Operating Activities
Net income	$7,566,437	$6,497,193
Adjustments to net income:
Provision for bad debt	304,344	1,237,271
Deferred taxes	(150,772)	(206,960)
Stock-based compensation	459,990	454,157
Excess tax benefit from stock option exercises	(418,830)	(11,813)
Income tax benefit from restricted stock dividends	—	(21,639)
Depreciation	892,834	964,805
Changes in operating assets and liabilities:
Accounts receivable	350,711	(82,133)
Financing receivables	(818,108)	898,060
Inventories	(462,672)	(173,749)
Prepaid expenses	(30,806)	86,095
Accounts payable	(210,492)	(92,210)
Deferred revenue	(289,927)	390,496
Other liabilities	(188,508)	7,723
Income taxes payable	346,100	(432,799)

Net cash provided by operating activities	7,350,301	9,514,497

Investing Activities
Purchases of property and equipment	(922,030)	(577,332)
Purchases of investments	(2,758,883)	(282,898)

Net cash used in investing activities	(3,680,913)	(860,230)

Financing Activities
Proceeds from exercise of stock options	1,303,599	152,245
Income tax benefit from restricted stock dividends	—	21,639
Excess tax benefit from stock option exercises	418,830	11,813
Dividends paid	(7,867,075)	(7,794,900)

Net cash used in financing activities	(6,144,646)	(7,609,203)

(Decrease) Increase in cash and cash equivalents	(2,475,258)	1,045,064

Cash and cash equivalents at beginning of period	11,744,466	11,806,017

Cash and cash equivalents at end of period	$9,269,208	$12,851,081

Cash paid for income taxes, net of refund	$4,343,603	$4,845,136

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the periods presented. All such adjustments are considered of a normal recurring nature. Quarterly results of operations are not necessarily indicative of annual results.

Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited financial statements should be read in conjunction with the audited financial statements of Computer Programs and Systems, Inc. (“the Company”) for the year ended December 31, 2008 and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

The Company has considered subsequent events through August 7, 2009, the date of issuance, in preparing the interim financial statements and notes thereto.

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

Revenue for ISP and business management services are recognized in the period in which the services are performed.

3.	DETAILS OF BALANCE SHEET AMOUNTS

Other accrued liabilities are comprised of the following:

	June 30, 2009	December 31, 2008
Accrued salaries and benefits	$2,491,593	$2,686,862
Commissions	182,525	374,990
Self-insurance reserves	438,500	395,900
Other	497,033	538,795

	$3,609,651	$3,996,547

4.	INVESTMENTS

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

Investments are comprised of the following at June 30, 2009:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short term investments	$549,847	$—	$—	$549,847
Obligations of U.S. Treasury, U.S. government corporations and agencies	6,550,505	25,337	11,167	6,564,675
Mortgage backed securities	183,712	—	19	183,693
Corporate bonds	7,189,475	99,541	11,995	7,277,021

	$14,473,539	$124,878	$23,181	$14,575,236

Shown below are the amortized cost and estimated fair value of securities with fixed maturities at June 30, 2009, by contract maturity date. Actual maturities may differ from contractual maturities because issuers of certain securities retain early call or prepayment rights.

	Amortized Cost	Fair Value
Due in 2009	$5,895,438	$5,907,386
Due in 2010	4,331,763	4,370,153
Due in 2011	2,243,290	2,300,966
Due in 2012	1,819,336	1,813,038
Due thereafter	183,712	183,693

	$14,473,539	$14,575,236

Investments are comprised of the following at December 31, 2008:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short term investments	$650,092	$83	$—	$650,175
Obligations of U.S. Treasury, U.S. government corporations and agencies	4,753,603	86,135	—	4,839,738
Mortgage backed securities	197,026	—	7,302	189,724
Corporate bonds	6,151,949	44,569	30,509	6,166,009

	$11,752,670	$130,787	$37,811	$11,845,646

5.	NET INCOME PER SHARE

The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. The Company uses the treasury stock method to calculate the impact of outstanding stock options. Potentially dilutive shares are derived from outstanding stock options that have an exercise price less than the weighted average market price of our common stock. The difference between basic and diluted EPS is solely attributable to stock options. There were no dilutive shares for the three month period ended June 30, 2009 and 2,863 dilutive shares for the six month period ended June 30, 2009. The dilutive shares for the three and six month periods ended June 30, 2008 were 14,044 and 17,884, respectively.

As described in Note 11, “Recent Accounting Pronouncements”, the Company adopted FSP EITF 03-6-1 on January 1, 2009. The Company’s unvested restricted shares contain rights to receive nonforfeitable dividends, and thus, are participating securities required to be included in basic earnings per share using the two class method. The weighted average shares outstanding and net income per share for the three and six month periods ended June 30, 2009 and June 30, 2008 were computed in accordance with FSP EITF 03-6-1.

6.	INCOME TAXES

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Deferred tax assets and liabilities are comprised of the following at June 30, 2009 and December 31, 2008.

	June 30, 2009	December 31, 2008
Deferred tax assets:
Accounts receivable	$345,593	$245,008
Accrued vacation	973,247	895,875
Stock-based compensation	211,451	382,291
Other accrued liabilities	303,009	322,248

Total deferred tax assets	$1,833,300	$1,845,422

Deferred tax liabilities:
Other comprehensive income	$24,923	$36,247
Depreciation	770,966	933,861

Total deferred tax liabilities	$795,889	$970,108

Significant components of the Company’s income tax provision in the Statements of Income for the six months ended June 30 is as follows:

	2009	2008
Current provision:
Federal	$3,771,348	$3,629,364
State	908,241	782,973
Deferred benefit:
Federal	(135,308)	(185,733)
State	(15,464)	(21,227)

Total income tax provision	$4,528,817	$4,205,377

The difference between income taxes at the U. S. federal statutory income tax rate of 35% and those reported in the Statements of Income for the six months ended June 30 are as follows:

	2009	2008
Income taxes at U. S. Federal statutory rate	$4,233,339	$3,745,900
State income tax, net of federal tax effect	574,186	487,706
Other	(278,708)	(28,229)

Total income tax provision	$4,528,817	$4,205,377

The Company had unrecognized tax benefits of $126,637 related to uncertain tax positions as of June 30, 2009 under the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which is recorded in Other accrued liabilities on the Balance Sheet. No accrued interest or penalties for such positions is recorded. The tax year 2004, 2005 and 2006 federal returns are currently under examination by Internal Revenue Service, primarily in relation to research credits claimed on those returns by the Company. The 2008 federal return remains open to examination, and the tax years 2004 – 2008 remain open to other taxing jurisdictions to which the Company is subject.

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

The following table shows total stock-based compensation expense for the three and six months ended June 30, 2009 and 2008, included in the Statements of Income:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Costs of sales	$74,997	$74,998	$149,994	$149,996
Operating expenses	154,998	154,998	309,996	304,161

Pre-tax stock-based compensation expense	229,995	229,996	459,990	454,157
Less: income tax effect	89,698	91,078	179,396	179,846

Net stock-based compensation expense	$140,297	$138,918	$280,594	$274,311

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

Stock options granted under the 2002 Stock Option Plan to executive officers of the Company became vested as to all of the shares covered by such grant on the fifth anniversary of the grant date and expired on the seventh anniversary of the grant date. Stock options granted under the 2002 Stock Option Plan to employees other than executive officers became vested as to 50% of the shares covered by the option grant on the third anniversary of the grant date and as to 100% of such shares on the fifth anniversary of the grant date. In addition, such options became vested upon termination of employment resulting from death, disability or retirement. Such options expired on the seventh anniversary of the grant date.

Under the methodology of SFAS No. 123, the fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes option pricing model. The multiple option approach was used, with assumptions for expected option life of 5 years and 44% expected volatility for the market price of the Company’s stock in 2002. An estimated dividend yield of 3% was used. The risk-free rate of return was determined to be 2.79% in 2002. No options were granted during 2008 or the first six months of 2009. There are no outstanding options as of June 30, 2009.

A summary of stock option activity under the plan during the six month periods ended June 30, 2009 and 2008 is as follows:

	June 30, 2009		June 30, 2008
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	82,608	$16.50	152,444	$16.50
Granted	—	—	—	—
Exercised	(79,006)	16.50	(9,227)	16.50
Forfeited	(3,602)	16.50	—	—

Outstanding at end of period	—	$—	143,217	$16.50

Exercisable at end of period	—	$—	143,217	$16.50

Shares available for future grants under the plan at end of period		495,134		495,134

The aggregate intrinsic value (as measured by the difference between the exercise and strike price) of options exercised during the quarters ended June 30, 2009 and June 30, 2008 was $377,380 and $15,513, respectively.

As of June 30, 2009, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the existing stock option plan.

2005 Restricted Stock Plan

On January 27, 2006, the Compensation Committee of the Board of Directors approved the grant of 116,498 shares of restricted stock, effective January 30, 2006, to certain executive officers of the Company under the 2005 Restricted Stock Plan. The grant date fair value was $42.91 per share. The restricted stock vests in five equal annual installments commencing on the first anniversary of the date of grant. On May 17, 2006, the Compensation Committee of the Board of Directors approved the grant of 17,810 shares of restricted stock to the newly named Chief Operating Officer of the Company. The grant date fair value was $42.11 per share. The restricted stock vests in five equal annual installments commencing January 30, 2007, and each January 30 thereafter. On January 23, 2008, the Compensation Committee of the Board of Directors approved the grant of 16,471 shares of restricted stock to the newly named Vice President – Finance and Chief Financial Officer. The grant date fair value was $21.25 per share. The restricted stock vests in five equal annual installments commencing January 30, 2009, and each January 30 thereafter.

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock outstanding at beginning of year	76,086	$38.11	79,487	$42.77
Granted	—	—	16,471	21.25
Vested	(23,166)	39.71	(19,872)	42.77

Nonvested stock outstanding at end of period	52,920	$37.41	76,086	$38.11

As of June 30, 2009, there was $1,592,217 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Restricted Stock Plan. This cost is expected to be recognized over a weighted-average period of 1.7 years.

8.	COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, requires the disclosure of certain revenue, expenses, gains and losses that are excluded from net income in accordance with accounting principles generally accepted in the United States of America. Total comprehensive income for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income as reported	$3,541,155	$2,991,187	$7,566,437	$6,497,193
Other comprehensive income:
Unrealized loss on investments, net of taxes	(9,772)	(46,780)	(17,968)	(8,082)

Total comprehensive income	$3,531,383	$2,944,407	$7,548,469	$6,489,111

9.	COMMITMENTS AND CONTINGENCIES

As of June 30, 2009, the Company is contingently liable as guarantor on a lease obligation between Solis Healthcare, LP (“Solis Healthcare”) and Winthrop Resources Corporation (“Winthrop”). Solis Healthcare purchased a software system from the Company in the first quarter of 2008 and then entered into a sale-leaseback transaction with Winthrop. The Company provided this guarantee in order to facilitate Solis Healthcare in leasing the new system. The lease has an initial term of five years and continues from year to year thereafter until terminated. The Company is contingently liable as guarantor under the lease such that, if at any time prior to the termination of the lease, Solis Healthcare (i) enters into bankruptcy or (ii) defaults for more than 60 days in its payments or performance under the lease, the Company will be obligated to perform under the guaranty by making the required lease payments, including late fees and penalties. The guarantee runs for the entire term of the lease; however, the maximum potential amount of future payments that the Company would be required to make to Winthrop under the guaranty is $2,145,000, plus any fees and costs that Winthrop incurs in collecting amounts due under the lease (including attorney’s fees and costs). The Company recorded $2,154,389, the amount billed for the new system installation, as revenue during the first quarter of 2008. Due to the contingent nature of the guaranty, the maximum amount of the guaranty is not recorded on the balance sheet; however, when necessary reserves are recorded to cover potential losses. A liability in the amount of $148,220, the estimated fair value of the guaranty, is recorded on the balance sheet as an other accrued liability at June 30, 2009. As of June 30, 2009, we were not aware of any conditions that would effect the payment or performance risk of the lease obligation.

Effective for the quarter ending June 30, 2009, the Company began including language in its customer license agreements that its electronic health record (EHR) system, when used as prescribed by the Company, will provide the customer with the ability to achieve “meaningful use” of a certified electronic health records as specified in the American Recovery and Reinvestment Act of 2009 (the “ARRA”). These specifications have yet to be pronounced by the U.S. Department of Health and Human Services, but should be promulgated before December 31, 2009 according to the ARRA. The Company believes that the possibility of its EHR system not meeting the promulgated meaningful use provisions is remote based on the fact that we have already obtained certification from the Certification Commission for Healthcare Information Technology (CCHITsm), the leading certification authority for healthcare information systems.

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

The following table summarizes the carrying amounts and fair values of certain assets and liabilities at June 30, 2009:

	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$14,575,236	$14,575,236	$—	$—

There was no cumulative effect of adoption related to SFAS 157, and the adoption did not have an impact on the Company’s financial position, results of operations, or cash flows.

The carrying amount of other financial instruments reported in the balance sheet for current assets and current liabilities approximate their fair values because of the short term maturity of these instruments.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including and amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company did not elect the fair value option for any of its existing financial instruments as of June 30, 2009 and the Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

11.	RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted in 2009

In June 2008, the FASB issued Staff Position (“FSP”) Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). This FSP requires unvested share-based payment awards containing non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be included in the computation of basic earnings per share according to the two-class (basic and diluted) method. The Company adopted FSP EITF 03-6-1 for the fiscal year beginning January 1, 2009. This FSP required all prior-period earnings per share data presented to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. The adoption of this FSP did not have a material impact on our earnings per share calculation.

In September 2008, the FASB issued FSP No. 133-1 and FIN 45-4, Disclosures about Credit Derivates and Certain Guarantees: An Amendment of FASB Statement No.133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This FSP amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others (“FIN 45”), to require an additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend FIN 45 were effective for reporting periods (annual or interim) beginning after November 15, 2008. Adoption of this FSP had no impact on our financial statements.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP SFAS 107-1 and APB 28-1 amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under FSP SFAS 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. The Company adopted this FSP in the second quarter of 2009.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 provides guidance regarding the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted SFAS 165 in the second quarter of 2009 and the adoption did not have a material effect on the Company’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial statements and related notes appearing elsewhere herein.

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

Management Overview

We primarily seek revenue growth through sales of healthcare information technology systems and related services to existing and new customers within our historic target market. Our strategy has produced consistent revenue growth over the long-term, as reflected in five- and ten-year compounded annual growth rates in revenues of approximately 8.0% and 14.1%, respectively. Selling new and additional products and services back into our existing customer base is an important part of CPSI’s future revenue growth. We believe that as our customer base grows, the demand for additional products and services, including business management services, will also continue to grow, supporting further increases in recurring revenues. We also expect to drive revenue growth from new product development that we may generate from our research and development activities.

In addition to revenue growth, our business model is focused on earnings growth. Once a hospital has installed our system, we continue to provide support and maintenance services to our customers on an ongoing basis. These services are typically provided by the same personnel who perform our system installations but at a reduced cost to us, and therefore an increased gross margin. We also periodically look to increase margins through cost containment measures where appropriate.

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

As a result of the economic recession and credit crisis, we have experienced over the past twenty-one months an increase in customers seeking financing arrangements from us for system installation. Historically, we have made financing arrangements available to customers on a case-by-case basis depending upon various aspects of the proposed contract and customer attributes. These financing arrangements include short-term payment plans, longer-term lease financing through us and our facilitating third-party financing arrangements. We intend to continue to work with prospective customers to provide for financing arrangements to purchase our systems so long as such arrangements do not adversely affect our financial position and liquidity. We believe that meeting the financial needs of community-based hospitals while allowing for the profitable expansion of our footprint in this market will remain both an opportunity and a challenge for us in the foreseeable future.

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

While many elements of the ARRA are still unclear or undefined, we are focused on ensuring that we take the necessary steps now to meet the needs of community hospitals to help them gain access to those incentives. Primary among those steps is ensuring that our technology meets the ARRA’s EHR certification requirements. The initial set of certification requirements is expected to be promulgated by the Secretary of Health and Human Services before December 31, 2009, with draft recommendations having been issued by the Meaningful Use Workgroup of the HIT Policy Committee under authority of the Office of the National Coordinator for Health Information Technology, Department of Health and Human Services on June 16, 2009. In this regard, we created our new Product Development Division earlier this year to help ensure that our technology remains on the leading edge of the development curve and can react quickly and effectively to any technical requirements that arise under the ARRA. We have also hired approximately 90 new employees so far this year so that we have a sufficient number of adequately trained and technically proficient support staff in place when our existing customers and any prospective hospital customers proceed to implement EHRs.

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

Health Care Reform

The U.S. Congress is currently pursuing various legislative proposals for the reform of the U.S. healthcare and health insurance industries. While these proposals are currently in their initial stages, it appears that some form of healthcare and health insurance reform will be enacted within the next year. It is still too early for us to determine whether and to what extent this may effect the healthcare information technology industry as well as our current and any potential future customers.

Results of Operations

In the six months ended June 30, 2009, we generated revenues of $61.0 million from the sale of our products and services, as compared to $57.3 million in the six months ended June 30, 2008, an increase of 6.5%. We installed our financial and patient accounting system in 11 new hospitals in each of the first six months of 2009 and 2008. Our net income for the six months ended June 30, 2009 increased 16.5% from the first six months of 2008, principally as a result of the increase in sales. Cash flow from operations decreased 22.7% from the first six months of 2008 due to an increase in financing receivables. While our operating cash flows did decline during the first six months of 2009 compared to the first six months of 2008, we have maintained a strong cash position sufficient to meet our operating requirements and continue our dividends at historic levels. We believe that a strong cash position enables us to compete better in the marketplace and maintain the quality of our customer service and product offerings.

The following table sets forth certain items included in our results of operations for the three and six months ended June 30, 2009 and 2008, expressed as a percentage of our total revenues for these periods (dollar amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
System sales	$9,721	31.5%	$8,458	30.5%	$19,338	31.7%	$19,114	33.4%
Support and maintenance	13,820	44.8%	13,133	47.3%	27,654	45.3%	26,219	45.8%
Business management services	7,306	23.7%	6,160	22.2%	13,991	22.9%	11,936	20.8%

Total sales revenues	30,847	100.0%	27,751	100.0%	60,983	100.0%	57,269	100.0%
Costs of sales:
System sales	8,482	27.5%	7,215	26.0%	16,288	26.7%	15,117	26.4%
Support and maintenance	5,380	17.4%	4,772	17.2%	10,321	16.9%	9,570	16.7%
Business management services	4,358	14.1%	3,639	13.1%	8,240	13.5%	7,225	12.6%

Total costs of sales	18,220	59.1%	15,626	56.3%	34,849	57.1%	31,912	55.7%

Gross profit	12,627	40.9%	12,125	43.7%	26,134	42.9%	25,357	44.3%
Operating expenses:
Sales and marketing	2,252	7.3%	2,130	7.7%	4,328	7.1%	4,390	7.7%
General and administrative	5,040	16.3%	5,287	19.1%	10,183	16.7%	10,761	18.8%

Total operating expenses	7,292	23.6%	7,417	26.6%	14,511	23.8%	15,151	26.5%

Operating income	5,335	17.3%	4,708	17.0%	11,623	19.1%	10,206	17.8%
Other income:
Interest income	239	0.8%	231	0.8%	472	0.8%	496	0.9%

Total other income	239	0.8%	231	0.8%	472	0.8%	496	0.9%

Income before taxes	5,574	18.1%	4,939	17.8%	12,095	19.8%	10,702	18.7%
Income taxes	2,033	6.6%	1,948	7.0%	4,529	7.4%	4,205	7.3%

Net Income	$3,541	11.5%	$2,991	10.8%	$7,566	12.4%	$6,497	11.3%

Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008

Revenues. Total revenues for the three months ended June 30, 2009 increased 11.0%, or $3.1 million, compared to the three months ended June 30, 2008. There were no significant changes in the makeup or mix of our revenue streams during the second quarter of 2009.

System sales revenues increased by 14.9%, or $1.3 million, for the comparative three month periods. We installed our core system at five new hospital clients in each of the second quarters of 2009 and 2008. Sales to existing customers accounted for 65% of our system sales revenue for the second quarter of 2009.

Support and maintenance revenues increased by 5.2%, or $0.7 million, for the comparative three month periods. This increase was attributable to an increase in recurring revenues as a result of a larger customer base and an increase in support fees for add-on business sold to existing customers.

Business management services revenues increased by 18.6%, or $1.1 million, for the comparative three month periods. We experienced an increase in business management services revenues as a result of continued growth in existing customer demand for electronic billing and accounts receivable management services. We were providing full business office management services to 22 customers at June 30, 2009, compared to 19 customers at June 30, 2008. We opened a new business management services office in Monroe, Louisiana toward the end of the second quarter of 2009, although it had not begun to contribute any revenue as of June 30, 2009. We expect the new office to be fully operational by the end of the year.

Costs of Sales. Total costs of sales increased by 16.6%, or $2.6 million, for the comparative three month periods. As a percentage of total revenues, costs of sales increased 280 basis points from 56.3% to 59.1%.

Cost of system sales increased by 17.6%, or $1.3 million, for the comparative three month periods. Gross margin on system sales fell to 12.7% in the second quarter from 14.7% in the same quarter of the prior year. Payroll and related costs increased by 17.0%, or $0.7 million, for the comparative three month periods. This increase is primarily due to salary costs of additional support personnel hired during the first quarter of 2009 in anticipation of an increase in future installations stemming from electronic medical record requirements contained in the American Recovery and Reinvestment Act of 2009 (the “ARRA”). The training curve of a newly hired employee is generally 6 to 12 months and may depress gross margins on system sales in the short term. The remaining increase was primarily the result of increased travel costs. We had one installation delayed until the third quarter of 2009 for which we incurred some travel and payroll costs during the second quarter of 2009 for pre-training and set-up work.

Cost of support and maintenance increased by 12.7%, or $0.6 million, for the comparative three month periods. The gross margin on support and maintenance revenues decreased to 61.1% from 63.6% in the same quarter of the prior year. The decrease in gross margin was primarily due to a 14.8%, or $0.6 million, increase in payroll and related costs due to the addition of the new personnel in the first quarter of 2009.

Our costs associated with business management services increased by 19.8%, or $0.9 million, for the comparative three month periods. This increase was caused by an increase in temporary labor as we move to utilizing temporary labor agencies for all new business management services employees due to historically high turnover costs. Temporary labor accounted for 22.2% of total labor and related costs for the second quarter of 2009 as compared to 4.2% during the second quarter of 2008. We expect this transition to contract labor services to improve costs and margins in the long term. We also incurred additional temporary labor and other costs in opening the new office in Monroe, Louisiana during the second quarter of 2009. The gross margin on business management services decreased to 40.4% from 40.9% in the same quarter of the prior year. Postage costs also increased $0.1 million quarter to quarter due to a $0.02 postage rate increase in May 2009.

Sales and Marketing Expenses. Sales and marketing expenses increased by 5.7%, or $0.1 million, for the comparative three month periods. The increase is attributable to a $0.1 million increase in salary and commission expense.

General and Administrative Expenses. General and administrative expenses decreased by 4.7%, or $0.3 million, for the comparative three month periods. This decrease was attributable to a $0.4 million decrease in bad debt expense offset by a $0.2 million increase in group health insurance costs.

As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses decreased to 23.6% for the three months ended June 30, 2009 from 26.6% for the three months ended June 30, 2008.

Net Income. Net income for the three months ended June 30, 2009 increased by 18.4%, or $0.5 million, to $3.5 million, or $0.32 per diluted share, as compared with net income of $3.0 million, or $0.28 per diluted share, for the three months ended June 30, 2008. Net income represented 11.5% of revenue for the three months ended June 30, 2009, as compared to 10.8% of revenue for the three months ended June 30, 2008.

Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008

Revenues. Total revenues for the six months ended June 30, 2009 increased by 6.4%, or $3.4 million, compared to the six months ended June 30, 2008.

System sales revenues increased by 1.2%, or $0.2 million, for the comparative six month periods. System sales remained relatively flat and may remain slightly depressed in the short term as customers delay system purchases until further information regarding the ARRA and its effects are understood. Sales to existing customers accounted for 61% of system sales revenue for the first six months of 2009.

Support and maintenance revenues increased by 5.4%, or $1.4 million, for the comparative six month periods. This increase was attributable to an increase in recurring revenues as a result of a larger customer base and increased sales of add-on business to existing customers.

Business management services revenues increased by 17.2%, or $2.1 million, for the comparative six month periods. We experienced an increase in business management services revenues as a result of continued growth in existing customer demand for electronic billing and accounts receivable management services.

Costs of Sales. Total costs of sales increased by 9.2%, or $2.9 million, for the comparative six month periods. As a percentage of total revenues, costs of sales increased 140 basis points from 55.7% to 57.1%.

Cost of system sales increased by 7.7%, or $1.2 million, for the comparative six month periods. Payroll and related costs increased by 10.9%, or $0.9 million, due to the addition new personnel as described previously. All other system sales costs remained relatively in-line as a percentage of sales.

Cost of support and maintenance increased by 7.8%, or $0.8 million, for the comparative six month periods. The gross margin on support and maintenance revenues decreased to 62.7% compared to 63.5% for the same six month period in the prior year. The decrease in gross margin was primarily due to a 19.6% increase in payroll and related costs due to the addition of personnel as described previously.

Our costs associated with business management services increased by 14.0%, or $1.0 million, for the comparative six month periods. This increase was caused primarily by an increase of $0.8 million in payroll, temporary labor and related expenses as a result of an increase in the number of employees needed to support our growing business management services operations. Temporary labor accounted for 19.4% of our labor costs for the six month period ended June 30, 2009 compared to 2.5% in the same period of the prior year as we move to a temp-to-hire basis for all new business management services employees due to historically high turnover costs. Postage expense also increased due to a $.02 postage increase in May of 2009.

Sales and Marketing Expenses. Sales and marketing expenses decreased 1.4%, or $0.1 million, for the comparative six month periods.

General and Administrative Expenses. General and administrative expenses decreased by 5.4%, or $0.6 million, for the comparative six month periods. This decrease was attributable to a $0.9 million decrease in bad debt expense. Bad debt expense in the prior year six month period was negatively impacted by a large write-off of a single customer. This decrease was partially offset by a $0.6 million increase in health insurance related costs due to negative claims experience during the first six months of 2009. We began measures in the third quarter to help contain health insurance related costs.

As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses decreased to 23.8% for the six months ended June 30, 2009 from 26.5% for six months ended June 30, 2008.

Net Income. Net income for the six months ended June 30, 2009 increased by 16.5%, or $1.1 million, to $7.6 million, or $0.69 per diluted share, as compared with net income of $6.5 million, or $0.60 per diluted share, for the six months ended June 30, 2008. Net income represented 12.4% of revenue for the six months ended June 30, 2009, as compared to 11.3% of revenue for the six months ended June 30, 2008.

Liquidity and Capital Resources

We had cash and cash equivalents of $9.3 million at June 30, 2009, compared to $12.9 million at June 30, 2008. During the quarter, we moved $2.5 million from cash and cash equivalents to our investment account in an effort to increase returns. Net cash provided by operating activities for the six months ended June 30, 2009 was $7.4 million, compared to $9.5 million for the six months ended June 30, 2008. The decrease was primarily due to an increase in financing receivables as we have experienced an increase in customers seeking financing arrangements over the past year. We expect this trend to continue until credit and lending conditions improve in the general economy.

Net cash used in investing activities totaled $3.7 million for six months ended June 30, 2009 compared to $0.9 million for the six months ended June 30, 2008. We used cash for the purchase of $0.9 million of property and equipment and investments of $2.8 million during the six months ended June 30, 2009. $2.5 million of the investment purchases was a transfer from cash and cash equivalents. Property and equipment purchases were primarily to open our new office in Monroe, Louisiana as well as some reconstruction of existing facilities in Mobile, Alabama to increase potential occupancy.

Net cash used in financing activities totaled $6.1 million for the six months ended June 30, 2009, compared to $7.6 million for the six months ended June 30, 2008. We declared and paid dividends of $7.9 million during the first six months of 2009. We received proceeds from the exercise of stock options, including the related tax benefit, of $1.7 million.

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

Our future capital requirements will depend upon a number of factors, including the rate of growth of our sales, cash collections from our customers and our future investments in fixed assets. We believe that our available cash and cash equivalents, investments and anticipated cash generated from operations will be sufficient to meet our operating requirements for at least the next 12 months.

Off Balance Sheet Arrangements

Our only off-balance sheet arrangement, as defined by Item 303(a)(4) of SEC Regulation S-K, consists of our guarantee of certain lease obligations of Solis Healthcare, LP (“Solis Healthcare”) to Winthrop Resources Corporation (“Winthrop”) under a lease agreement. Solis Healthcare purchased a software system from us in the first quarter of 2008 and then entered into a sale-leaseback transaction with Winthrop. We provided this guarantee in order to facilitate Solis Healthcare in leasing the new system.

The lease has an initial term of five years and continues from year to year thereafter until terminated. We are contingently liable as guarantor under the lease such that, if at any time prior to the termination of the lease, Solis Healthcare (i) enters into bankruptcy or (ii) defaults for more than 60 days in its payments or performance under the lease, we will be obligated to perform under the guaranty by making the required lease payments, including late fees and penalties. The guaranty runs for the entire term of the lease; however, the maximum potential amount of future payments that we would be required to make to Winthrop under the guaranty is $2,145,000, plus any fees and costs that Winthrop incurs in collecting amounts due under the lease (including attorney’s fees and costs). We recorded $2,154,389, the amount billed to date for the new system installation, as revenue during the first quarter of 2008. Due to the contingent nature of the guaranty, the maximum amount of the guaranty is not recorded on our balance sheet; however, when necessary, we record reserves to cover potential losses. A liability in the amount of $148,220, the estimated fair value of the guaranty, is recorded on our balance sheet as an other accrued liability at June 30, 2009. See Note 9 to the financial statements for additional information.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk relates primarily to the potential change in the value of our investment portfolio as a result of fluctuations in interest rates. The primary purpose of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk of loss. As of June 30, 2009, our investment portfolio consisted of a variety of financial instruments, including, but not limited to, money market securities and high quality government, municipal and corporate obligations. It is our intent to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We do not hold financial instruments for trading or other speculative purposes. The securities in our investment portfolio are classified as available-for-sale and, consequently, are recorded on our balance sheet at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

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

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of June 30, 2009.

	Aggregate Fair Value	Weighted Average Interest Rate
Cash and Cash Equivalents:
Cash	$5,931,310	—
Money market funds	571,428	0.26%
Certificates of deposit	2,766,470	1.05%

Total cash and cash equivalents	$9,269,208

Short-Term Investments:(1)
Accrued Income	$207,872	—
Money market funds	341,975	0.46%
Obligations of the U.S. Treasury, U.S government corporations and agencies	4,841,811	4.56%
Corporate debt securities	3,744,022	5.45%

Total short-term investments	$9,135,680

Long-Term Investments:(2)
Obligations of the U.S. Treasury, U.S government corporations and agencies	$1,722,864	2.15%
Mortgage backed securities	183,693	5.00%
Corporate debt securities	3,532,999	5.37%

Total long-term investments	$5,439,556

(1)	Reflects instruments with a contractual maturity of less than one year.
(2)	Reflects instruments with a contractual maturity of one year or more.

As of June 30, 2009, the Company had no borrowings and, therefore, is not subject to interest rate risks related to debt instruments.

Item 4.	Controls and Procedures.

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

The Company held its Annual Meeting of Stockholders on May 7, 2009. At the meeting, the Company’s stockholders voted to elect three Class I directors to serve a three-year term on the Company’s Board of Directors and to ratify the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for 2009. The results of the stockholder voting on these matters are summarized as follows:

Proposal 1 – Election of Three Class I Directors:

Name of Nominee	For	Withheld
William R. Seifert, II	9,448,375	320,047

W. Austin Mulherin, III	4,468,263	5,300,159

John C. Johnson	9,521,154	247,268
Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm:
For	Against	Abstentions
9,339,673	5,479	423,270

Following the 2009 Annual Meeting, M. Kenny Muscat, J. Boyd Douglas and Charles P. Huffman continue to serve as Class II Directors with terms expiring at the 2010 Annual Meeting, and Ernest F. Ladd, III and David A. Dye continue to serve as Class III Directors with terms expiring at the 2011 Annual Meeting.

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

COMPUTER PROGRAMS AND SYSTEMS, INC.

Date: August 7, 2009	By:	/s/ J. Boyd Douglas
J. Boyd Douglas
President and Chief Executive Officer

Date: August 7, 2009	By:	/s/ Darrell G. West
Darrell G. West
Vice President - Finance and Chief Financial Officer

Exhibit Index

No.	Exhibit
3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Bylaws (filed as Exhibit 3.6 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002