Form 10-Q
period 2009-09-30
COMPUTER PROGRAMS & SYSTEMS INC
filed 2009-11-04
CIK 1169445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009.

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

As of November 3, 2009, there were 10,972,757 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Form 10-Q

(For the three and nine months ended September 30, 2009)

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,989,922	$11,744,466
Investments	13,208,514	11,845,646
Accounts receivable, net of allowance for doubtful accounts of $1,167,000 and $628,000, respectively	19,158,843	15,600,865
Financing receivables, current portion	2,557,099	2,357,014
Inventories	1,696,610	1,374,302
Deferred tax assets	1,745,108	1,331,708
Prepaid income taxes	613,275	319,152
Prepaid expenses	761,930	501,265

Total current assets	44,731,301	45,074,418
Property and equipment
Land	936,026	936,026
Maintenance equipment	3,713,485	3,442,925
Computer equipment	6,387,308	5,818,875
Office furniture and equipment	2,296,331	1,749,348
Automobiles	132,926	132,926

	13,466,076	12,080,100
Less accumulated depreciation	(8,561,205)	(7,267,069)

Net property and equipment	4,904,871	4,813,031
Financing receivables, net of current portion	3,498,557	2,979,639

Total assets	$53,134,729	$52,867,088

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$923,590	$1,829,505
Deferred revenue	3,336,827	3,728,356
Accrued vacation	2,672,246	2,297,116
Other accrued liabilities	3,126,355	3,996,547

Total current liabilities	10,059,018	11,851,524
Deferred tax liabilities	355,755	456,394
Stockholders’ equity:
Common stock, par value $0.001 per share; 30,000,000 shares authorized; 10,972,757 and 10,893,751 shares issued and outstanding	10,973	10,894
Additional paid-in capital	29,418,908	27,006,573
Accumulated other comprehensive income	35,374	56,715
Retained earnings	13,254,701	13,484,988

Total stockholders’ equity	42,719,956	40,559,170

Total liabilities and stockholders’ equity	$53,134,729	$52,867,088

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Sales revenues:
System sales	$11,577,722	$10,741,956	$30,915,962	$29,855,699
Support and maintenance	13,957,089	13,398,595	41,610,529	39,617,215
Business management services	7,473,192	6,212,705	21,464,551	18,149,132

Total sales revenues	33,008,003	30,353,256	93,991,042	87,622,046

Costs of sales:
System sales	9,428,060	8,674,854	25,716,423	23,792,019
Support and maintenance	5,594,986	4,862,183	15,916,323	14,431,604
Business management services	4,372,072	3,522,337	12,611,736	10,747,212

Total costs of sales	19,395,118	17,059,374	54,244,482	48,970,835

Gross profit	13,612,885	13,293,882	39,746,560	38,651,211

Operating expenses:
Sales and marketing	2,297,325	2,174,638	6,625,308	6,564,133
General and administrative	5,210,398	4,985,969	15,392,763	15,747,189

Total operating expenses	7,507,723	7,160,607	22,018,071	22,311,322

Operating income	6,105,162	6,133,275	17,728,489	16,339,889

Other income:
Interest income	218,407	243,921	690,334	739,877

Income before taxes	6,323,569	6,377,196	18,418,823	17,079,766
Income taxes	2,303,025	2,283,831	6,831,842	6,489,207

Net income	$4,020,544	$4,093,365	$11,586,981	$10,590,559

Net income per share - basic	$0.37	$0.38	$1.06	$0.98

Net income per share - diluted	$0.37	$0.38	$1.06	$0.98

Weighted average shares outstanding
Basic	10,972,757	10,852,926	10,947,341	10,835,830
Diluted	10,972,757	10,872,303	10,949,239	10,854,215

Dividends declared per share	$0.36	$0.36	$1.08	$1.08

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2008	10,893,751	$10,894	$27,006,573	$56,715	$13,484,988	$40,559,170

Net income	—	—	—	—	11,586,981	11,586,981
Issuance of common stock	79,006	79	1,303,520	—	—	1,303,599
Unrealized loss on available for sale investments, net of tax	—	—	—	(21,341)	—	(21,341)
Stock-based compensation	—	—	689,985	—	—	689,985
Dividends	—	—	—	—	(11,817,268)	(11,817,268)
Excess tax benefit from stock option exercises	—	—	418,830	—	—	418,830

Balance at September 30, 2009	10,972,757	$10,973	$29,418,908	$35,374	$13,254,701	$42,719,956

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
	2009	2008
Operating Activities
Net income	$11,586,981	$10,590,559
Adjustments to net income:
Provision for bad debt	747,943	1,312,271
Deferred taxes	(500,558)	(417,542)
Stock-based compensation	689,985	684,152
Excess tax benefit from stock option exercises	(418,830)	(235,571)
Income tax benefit from restricted stock dividends	—	(32,458)
Depreciation	1,294,136	1,368,939
Changes in operating assets and liabilities:
Accounts receivable	(4,305,921)	(1,885,500)
Financing receivables	(719,003)	347,378
Inventories	(322,308)	(136,536)
Prepaid expenses	(260,666)	17,722
Accounts payable	(905,915)	577,936
Deferred revenue	(391,529)	1,002,716
Other liabilities	(495,062)	(84,431)
Income taxes payable	124,711	(781,735)

Net cash provided by operating activities	6,123,964	12,327,900

Investing Activities
Purchases of property and equipment	(1,385,976)	(785,909)
Sales of investments	1,500,000	—
Purchases of investments	(2,897,693)	(404,237)

Net cash used in investing activities	(2,783,669)	(1,190,146)

Financing Activities
Proceeds from exercise of stock options	1,303,599	991,452
Income tax benefit from restricted stock dividends	—	32,458
Excess tax benefit from stock option exercises	418,830	235,571
Dividends paid	(11,817,268)	(11,697,389)

Net cash used in financing activities	(10,094,839)	(10,437,908)

(Decrease) increase in cash and cash equivalents	(6,754,544)	699,846

Cash and cash equivalents at beginning of period	11,744,466	11,806,017

Cash and cash equivalents at end of period	$4,989,922	$12,505,863

Cash paid for income taxes, net of refund	$7,207,693	$7,481,140

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

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

The Company recognizes revenue in accordance with accounting principles generally accepted in the United States of America, principally those required by the Software topic and Revenue Recognition subtopic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”) and those prescribed by the SEC.

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

The Company accounts for ASP contracts in accordance with the requirements of the Hosting Arrangement section under the Software topic and Revenue Recognition subtopic of the FASB Codification. The Codification states that the software element of ASP services should not be accounted for as a hosting arrangement “if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party related to the vendor to host the software.” Each ASP contract includes a system purchase and buyout clause, and this clause specifies the total amount of the system buyout.

In addition, a clause is included which states that should the system be bought out by the customer, the customer would be required to enter into a general support agreement (for post–contract support services) for the remainder of the original ASP term. Accordingly, the Company has concluded that ASP customers do not have the right to take possession of the system without significant penalty (i.e. the purchase price of the system), and thus ASP revenue of the Company falls within the scope of the Hosting Arrangement section of the Codification. In accordance with SEC regulations, revenue is recognized when the services are performed.

Revenue for ISP and business management services are recognized in the period in which the services are performed.

3.	DETAILS OF BALANCE SHEET AMOUNTS

Other accrued liabilities are comprised of the following:

	September 30, 2009	December 31, 2008
Accrued salaries and benefits	$1,943,948	$2,686,862
Commissions	182,525	374,990
Self-insurance reserves	500,000	395,900
Other	499,882	538,795

	$3,126,355	$3,996,547

4.	INVESTMENTS

The Company accounts for investments in accordance with FASB Codification topic, Investments – Debt and Equity Securities. Accordingly, investments are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity. The Company’s management determines the appropriate classifications of investments in fixed maturity securities at the time of acquisition and re-evaluates the classifications at each balance sheet date. The Company’s investments in fixed maturity securities are classified as available-for-sale.

Investments are comprised of the following at September 30, 2009:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short term investments	$201,417	$—	$—	$201,417
Obligations of U.S. Treasury, U.S. government corporations and agencies	4,693,058	23,042	784	4,715,316
Mortgage backed securities	164,529	1,689	—	166,218
Corporate bonds	7,966,252	159,359	48	8,125,563

	$13,025,256	$184,090	$832	$13,208,514

Shown below are the amortized cost and estimated fair value of securities with fixed maturities at September 30, 2009, by contract maturity date. Actual maturities may differ from contractual maturities because issuers of certain securities retain early call or prepayment rights.

	Amortized Cost	Fair Value
Due in 2009	$1,578,862	$1,581,420
Due in 2010	4,932,425	4,989,924
Due in 2011	3,533,681	3,616,546
Due in 2012	2,815,759	2,854,406
Due thereafter	164,529	166,218

	$13,025,256	$13,208,514

Investments were comprised of the following at December 31, 2008:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short term investments	$650,092	$83	$—	$650,175
Obligations of U.S. Treasury, U.S. government corporations and agencies	4,753,603	86,135	—	4,839,738
Mortgage backed securities	197,026	—	7,302	189,724
Corporate bonds	6,151,949	44,569	30,509	6,166,009

	$11,752,670	$130,787	$37,811	$11,845,646

5.	NET INCOME PER SHARE

The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. The Company uses the treasury stock method to calculate the impact of outstanding stock options. Potentially dilutive shares are derived from outstanding stock options that have an exercise price less than the weighted average market price of our common stock. The difference between basic and diluted EPS is solely attributable to stock options. There were no dilutive shares for the three month period ended September 30, 2009 and there were 1,898 dilutive shares for the nine month period ended September 30, 2009. The dilutive shares for the three and nine month periods ended September 30, 2008 were 19,377 and 18,385, respectively.

As described in Note 11, “Recent Accounting Pronouncements” the Company adopted the provisions of the FASB Codification topic, Earnings Per Share, concerning restricted shares. The Company’s unvested restricted shares possess the right to receive nonforfeitable dividends, and thus, are participating securities required to be included in basic earnings per share using the two class method.

6.	INCOME TAXES

The Company accounts for income taxes using the liability method in accordance with FASB’s Codification topic, Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Deferred tax assets and liabilities are comprised of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Deferred tax assets:
Accounts receivable	$455,283	$245,008
Accrued vacation	1,042,176	895,875
Stock-based compensation	301,149	382,291
Other accrued liabilities	328,221	322,248

Total deferred tax assets	$2,126,829	$1,845,422

Deferred tax liabilities:
Other comprehensive income	$22,766	$36,247
Depreciation	714,710	933,861

Total deferred tax liabilities	$737,476	$970,108

Significant components of the Company’s income tax provision in the Condensed Statements of Income for the nine months ended September 30 are as follows:

	2009	2008
Current provision:
Federal	$5,889,245	$5,648,657
State	1,443,155	1,258,092
Deferred benefit:
Federal	(449,219)	(383,959)
State	(51,339)	(33,583)

Total income tax provision	$6,831,842	$6,489,207

The difference between income taxes at the U. S. federal statutory income tax rate of 35% and those reported in the Condensed Statements of Income for the nine months ended September 30 is as follows:

	2009	2008
Income taxes at U. S. Federal statutory rate	$6,446,588	$5,977,918
State income tax, net of federal tax effect	886,712	784,176
Tax credits and other	(501,458)	(272,887)

Total income tax provision	$6,831,842	$6,489,207

The Company had unrecognized tax benefits of $126,637 related to uncertain tax positions as of September 30, 2009 under the provisions of FASB Codification topic, Income Taxes, which is recorded in Other accrued liabilities on the Balance Sheet. No accrued interest or penalties for such positions is recorded. The federal returns for the tax years 2004, 2005, and 2006 are currently under examination by Internal Revenue Service, primarily in relation to research credits claimed on those returns by the Company. The federal returns for tax years 2007 and 2008 remain open to examination, and the tax years 2004 – 2008 remain open to other taxing jurisdictions to which the Company is subject.

7.	STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of FASB Codification topic, Compensation – Stock Compensation, which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company recorded compensation costs as the requisite service was rendered for the unvested portion of previously issued awards that remained outstanding at the initial date of adoption and any awards issued, modified, repurchased, or cancelled after January 1, 2006.

The following table shows total stock-based compensation expense for the three and nine months ended September 30, 2009 and 2008, included in the Condensed Statements of Income:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Costs of sales	$74,997	$74,997	$224,991	$224,991
Operating expenses	154,998	154,998	464,994	459,161

Pre-tax stock-based compensation expense	229,995	229,995	689,985	684,152
Less: income tax effect	89,698	91,078	269,094	270,924

Net stock-based compensation expense	$140,297	$138,917	$420,891	$413,228

2002 Stock Option Plan

Under the 2002 Stock Option Plan, as amended, the Company has authorized the issuance of equity-based awards for up to 865,333 shares of common stock to provide additional incentive to employees and officers. Pursuant to the plan, the Company can grant either incentive or non-qualified stock options. Options to purchase common stock under the 2002 Stock Option Plan had been granted to Company employees with an exercise price equal to the fair market value of the underlying shares on the date of grant.

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

Under the methodology of the Codification, the fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes option pricing model. The multiple option approach was used, with assumptions for expected option life of 5 years and 44% expected volatility for the market price of the Company’s stock in 2002. An estimated dividend yield of 3% was used. The risk-free rate of return was determined to be 2.79% in 2002. No options were granted during 2008 or the first nine months of 2009. There are no outstanding options as of September 30, 2009.

A summary of stock option activity under the 2002 Stock Option Plan during the nine month periods ended September 30, 2009 and 2008 is as follows:

	September 30, 2009		September 30, 2008
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	82,608	$16.50	152,444	$16.50
Granted	—	—	—	—
Exercised	(79,006)	16.50	(60,088)	16.50
Forfeited	(3,602)	16.50	—	—

Outstanding at end of period	—	$—	92,356	$16.50

Exercisable at end of period	—	$—	92,356	$16.50

Shares available for future grants under the plan at end of period		495,134		495,134

The aggregate intrinsic value (as measured by the difference between the exercise and strike price) of options exercised during the quarter ended September 30, 2008 was $567,771. There were no options exercised during the quarter ended September 30, 2009.

As of September 30, 2009, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the existing stock option plan.

2005 Restricted Stock Plan

On January 27, 2006, the Compensation Committee of the Board of Directors approved the grant of 116,498 shares of restricted stock, effective January 30, 2006, to certain executive officers of the Company under the 2005 Restricted Stock Plan. The grant date fair value was $42.91 per share. The restricted stock vests in five equal annual installments commencing on the first anniversary of the date of grant. On May 17, 2006, the Compensation Committee of the Board of Directors approved the grant of 17,810 shares of restricted stock to the newly named Chief Operating Officer of the Company. The grant date fair value was $42.11 per share. The restricted stock vests in five equal annual installments commencing January 30, 2007, and each January 30 thereafter. On January 23, 2008, the Compensation Committee of the Board of Directors approved the grant of 16,471 shares of restricted stock to the newly named Vice President – Finance and Chief Financial Officer of the Company. The grant date fair value was $21.25 per share. The restricted stock vests in five equal annual installments commencing January 30, 2009, and each January 30 thereafter.

A summary of activity under the 2005 Restricted Stock Plan during the nine month periods ended September 30, 2009 and 2008 is as follows:

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock outstanding at beginning of year	76,086	$38.11	79,487	$42.77
Granted	—	—	16,471	21.25
Vested	(23,166)	39.47	(19,872)	42.77

Nonvested stock outstanding at end of period	52,920	$37.17	76,086	$38.11

As of September 30, 2009, there was $1,362,222 of total unrecognized compensation cost related to non-vested restricted stock granted under the 2005 Restricted Stock Plan. This cost is expected to be recognized over a weighted-average period of 1.4 years.

8.	COMPREHENSIVE INCOME

FASB Codification topic, Comprehensive Income, requires the disclosure of certain revenue, expenses, gains and losses that are excluded from net income in accordance with accounting principles generally accepted in the United States of America. Total comprehensive income for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income as reported	$4,020,544	$4,093,365	$11,586,981	$10,590,559
Other comprehensive income:
Unrealized loss on investments, net of taxes	(3,373)	(84,402)	(21,341)	(92,484)

Total comprehensive income	$4,017,171	$4,008,963	$11,565,640	$10,498,075

9.	COMMITMENTS AND CONTINGENCIES

As of September 30, 2009, the Company is contingently liable as guarantor on a lease obligation between Solis Healthcare, LP (“Solis Healthcare”), as lessee, and Winthrop Resources Corporation (“Winthrop”), as lessor. Solis Healthcare purchased a software system from the Company in the first quarter of 2008 and then entered into a sale-leaseback transaction with Winthrop. The Company provided this guarantee in order to facilitate Solis Healthcare in leasing the new system. The lease has an initial term of five years and continues from year to year thereafter until terminated. The Company is contingently liable as guarantor under the lease such that, if at any time prior to the termination of the lease, Solis Healthcare (i) enters into bankruptcy or (ii) defaults for more than 60 days in its payments or performance under the lease, the Company will be obligated to perform under the guaranty by making the required lease payments, including late fees and penalties. The guarantee runs for the entire term of the lease; however, the maximum potential amount of future payments that the Company would be required to make to Winthrop under the guaranty is $2,145,000, plus any fees and costs that Winthrop incurs in collecting amounts due under the lease (including attorney’s fees and costs). The Company recorded $2,154,389, the amount billed for the new system installation, as revenue during the first quarter of 2008. Due to the contingent nature of the guaranty, the maximum amount of the guaranty is not recorded on the balance sheet; however, when necessary, reserves are recorded to cover potential losses. A liability in the amount of $148,220, the amortized fair value of the guaranty, is recorded on the balance sheet as an other accrued liability at September 30, 2009. As of September 30, 2009, we were not aware of any conditions that would effect the payment or performance risk of the lease obligation.

Effective for the quarter ending June 30, 2009, the Company began including language in its customer license agreements that its electronic health record (EHR) system, when used as prescribed by the Company, will provide the customer with the ability to achieve “meaningful use” of certified electronic health records as specified in the American Recovery and Reinvestment Act of 2009 (the “ARRA”). These specifications have yet to be pronounced by the U.S. Department of Health and Human Services, but should be promulgated before December 31, 2009 according to the ARRA. The Company believes that the possibility of its EHR system not meeting the to-be-promulgated “meaningful use” provisions is remote based on the fact that our EHR system has already obtained certification from the Certification Commission for Healthcare Information Technology (CCHITsm), the leading certification authority for healthcare information systems.

10.	FAIR VALUE

The Company adopted the provisions of FASB Codification topic, Fair Value Measurements and Disclosures, on January 1, 2008. This Codification topic establishes a framework for measuring fair value and expands financial statement disclosures about fair value measurements. The Codification does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. The Codification requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The fair values of the Company’s available-for-sale securities are based on quoted prices in active markets for identical assets. We generally apply fair value techniques on a non-recurring basis associated with (1) valuing potential impairment loss related to financing receivables accounted for pursuant to Codification topic, Leases, and (2) valuing potential impairment loss related to long-lived assets accounted for pursuant to Codification topic, Property, Plant and Equipment.

The following table summarizes the carrying amounts and fair values of certain assets and liabilities at September 30, 2009:

	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$13,208,514	$13,208,514	$—	$—

There was no cumulative effect of adoption related to the Fair Value Measurements and Disclosures topic of the Codification, and the adoption did not have an impact on the Company’s financial position, results of operations, or cash flows.

The Codification permits entities to choose to measure many financial instruments and certain items at fair value. The Company did not elect the fair value option for any of its existing financial instruments as of September 30, 2009 and the Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

11.	RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted in 2009

In June 2008, the FASB amended Codification topic, Earnings Per Share, concerning restricted shares. This modification requires unvested share-based payment awards containing non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be included in the computation of basic earnings per share according to the two-class (basic and diluted) method. The Company adopted the Codification amendment for the fiscal year beginning January 1, 2009. This required all prior-period earnings per share data presented to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions. The adoption of this amendment did not have a material impact on our earnings per share calculation.

In September 2008, the FASB amended Codification topic, Derivatives and Hedging. This amendment changed previous guidance on guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness to others to require an additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions were effective for reporting periods (annual or interim) beginning after November 15, 2008. The adoption of this amendment had no impact on our financial statements.

In May 2009, the FASB issued Codification topic, Subsequent Events. This Codification topic establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Codification provides guidance regarding the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted the Subsequent Events topic of the Codification in the second quarter of 2009 and evaluates all subsequent events through the date the financial statements are issued. For the three and nine months ended September 30, 2009, we evaluated, for potential recognition and disclosure, events that occurred prior to the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 on November 4, 2009. The adoption of this topic has not had a material effect on the Company’s financial statements.

New Accounting Standards Yet To Be Adopted

In October 2009, the FASB issued Accounting Standard Update (“ASU”) 2009-14, Software: Certain Revenue Arrangements That Include Software Elements. This update addresses revenue recognition in situations where products or services are sold along with incidental software components. The update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company has not yet determined whether this update will have a material impact on its financial statements.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition: Multiple-Deliverable Revenue Arrangements. This update addresses the criteria for separating consideration in multiple-element arrangements. It will require companies allocating the overall consideration to each deliverable to use an estimated selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. The update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company has not yet determined whether this update will have a material impact on its financial statements.

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

We have experienced an increase in customers seeking financing arrangements from us over the past twenty-four months for system installations as a result of current economic conditions and disruptions in the credit markets. Historically, we have made financing arrangements available to customers on a case-by-case basis depending upon various aspects of the proposed contract and customer attributes. These financing arrangements include short-term payment plans, longer-term lease financing through us and our facilitating third-party financing arrangements. We intend to continue to work with prospective customers to provide for financing arrangements to purchase our systems so long as such arrangements do not adversely affect our financial position and liquidity. We believe that meeting the financial needs of community-based hospitals while allowing for the profitable expansion of our footprint in this market will remain both an opportunity and a challenge for us in the foreseeable future.

Despite the economic upheaval, including the credit crisis, we have not experienced a considerable decline in demand for our products and services, nor have we experienced any significant increase in defaults from our customers. We hope this trend continues through the remainder of 2009, but we realize that, should the general economy continue to decline, a reversal of this trend could develop.

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

While many elements of the ARRA are still unclear or undefined, we are focused on ensuring that we take the necessary steps now to meet the needs of community hospitals to help them gain access to those incentives. Primary among those steps is ensuring that our technology meets the ARRA’s EHR certification requirements. The initial set of certification requirements is expected to be promulgated for comment by the Secretary of Health and Human Services before December 31, 2009, with draft recommendations having been issued by the Meaningful Use Workgroup of the HIT Policy Committee under authority of the Office of the National Coordinator for Health Information Technology, Department of Health and Human Services on June 16, 2009. In this regard, we created our new Product Development Division earlier this year to help ensure that our technology remains on the leading edge of the development curve and can react quickly and effectively to any technical requirements that arise under the ARRA. We have also hired over 100 new employees so far this year so that we have a sufficient number of adequately trained and technically proficient support staff in place when our existing customers and any prospective hospital customers proceed to implement EHRs.

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

Health Care Reform

Each of the U.S. Senate and House of Representatives is soon expected to approve a bill providing for the reform of the U.S. healthcare and health insurance industries and it appears increasingly likely that some form of healthcare and health insurance reform may be enacted within the next six months. It is still too early for us to determine whether and to what extent the ultimate legislation will effect the healthcare information technology industry as well as our current and any potential future customers.

Results of Operations

In the nine months ended September 30, 2009, we generated revenues of $94.0 million from the sale of our products and services, as compared to $87.6 million in the nine months ended September 30, 2008, an increase of 7.3%. We installed our financial and patient accounting system in 22 new hospitals in the first nine months of 2009 compared to 18 in the first nine months of 2008. Our net income for the nine months ended September 30, 2009 increased 9.4% from the first nine months of 2008, principally as a result of the increase in sales. Cash flow from operations decreased 50.3% from the first nine months of 2008 primarily due to an increase in financing receivables and accounts receivable. While our operating cash flows did decline during the first nine months of 2009 compared to the first nine months of 2008, we have maintained a strong cash position sufficient to meet our operating requirements and continue our dividends at historical levels. We believe that a strong cash position enables us to compete better in the marketplace and maintain the quality of our customer service and product offerings.

The following table sets forth certain items included in our results of operations for the three and nine months ended September 30, 2009 and 2008, expressed as a percentage of our total revenues for these periods (dollar amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
System sales	$11,578	35.1%	$10,742	35.4%	$30,916	32.9%	$29,856	34.1%
Support and maintenance	13,957	42.3%	13,398	44.1%	41,611	44.3%	39,617	45.2%
Business management services	7,473	22.6%	6,213	20.5%	21,464	22.8%	18,149	20.7%

Total sales revenues	33,008	100.0%	30,353	100.0%	93,991	100.0%	87,622	100.0%
Costs of sales:
System sales	9,428	28.6%	8,675	28.6%	25,716	27.4%	23,792	27.2%
Support and maintenance	5,595	17.0%	4,862	16.0%	15,916	16.9%	14,432	16.5%
Business management services	4,372	13.2%	3,522	11.6%	12,612	13.4%	10,747	12.3%

Total costs of sales	19,395	58.8%	17,059	56.2%	54,244	57.7%	48,971	55.9%

Gross profit	13,613	41.2%	13,294	43.8%	39,747	42.3%	38,651	44.1%
Operating expenses:
Sales and marketing	2,297	7.0%	2,175	7.2%	6,625	7.0%	6,564	7.5%
General and administrative	5,211	15.8%	4,986	16.4%	15,393	16.4%	15,747	18.0%

Total operating expenses	7,508	22.7%	7,161	23.5%	22,018	23.4%	22,311	25.5%

Operating income	6,105	18.5%	6,133	20.2%	17,729	18.9%	16,340	18.6%
Other income:
Interest income	219	0.7%	244	0.8%	690	0.7%	740	0.8%

Total other income	219	0.7%	244	0.8%	690	0.7%	740	0.8%

Income before taxes	6,324	19.2%	6,377	21.0%	18,419	19.6%	17,080	19.5%
Income taxes	2,303	7.0%	2,284	7.5%	6,832	7.3%	6,489	7.4%

Net Income	$4,021	12.2%	$4,093	13.5%	$11,587	12.3%	$10,591	12.1%

Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008

Revenues. Total revenues for the three months ended September 30, 2009 increased 8.7%, or $2.7 million, compared to the three months ended September 30, 2008. There were no significant changes in the makeup or mix of our revenue streams during the third quarter of 2009.

System sales revenues increased by 7.8%, or $0.8 million, for the comparative three month periods. We installed our core system at 11 new hospital clients in the third quarter of 2009 compared to 7 in the third quarter of 2008. Sales to existing customers accounted for 63.2% of our system sales revenue for the third quarter of 2009 compared to 61.9% for the third quarter of 2008.

Support and maintenance revenues increased by 4.2%, or $0.6 million, for the comparative three month periods. This increase was attributable to an increase in recurring revenues as a result of a larger customer base and an increase in support fees for add-on business sold to existing customers.

Business management services revenues increased by 20.3%, or $1.3 million, for the comparative three month periods. We experienced an increase in business management services revenues as a result of continued growth in existing customer demand for electronic billing and accounts receivable management services. We were providing full business office management services to 26 customers at September 30, 2009, compared to 21 customers at September 30, 2008. We opened a new business management services office in Monroe, Louisiana toward the end of the second quarter of 2009. We expect the new office to be fully operational by the end of the year.

Costs of Sales. Total costs of sales increased by 13.7%, or $2.3 million, for the comparative three month periods. As a percentage of total revenues, costs of sales increased 260 basis points to 58.8% from 56.2%.

Cost of system sales increased by 8.7%, or $0.8 million, for the comparative three month periods. Gross margin on system sales fell to 18.6% in the third quarter from 19.2% in the same quarter of the prior year. Payroll and related costs increased by 19.7%, or $0.8 million, for the comparative three month periods. This increase is primarily due to salary costs of additional support personnel hired during 2009 in anticipation of an increase in future installations stemming from electronic medical record requirements contained in the American Recovery and Reinvestment Act of 2009 (the “ARRA”). The training curve of a newly hired employee is generally 6 to 12 months and may depress gross margins on system sales in the short term. Travel and related costs increased 9.4%, or $0.2 million, as a result of increases in airline rates and more labor intensive clinical installations compared to the same quarter of the prior year.

Cost of support and maintenance increased by 15.1%, or $0.7 million, for the comparative three month periods. The gross margin on support and maintenance revenues decreased to 59.9% from 63.7% in the same quarter of the prior year. The decrease in gross margin was due to a 19.4%, or $0.8 million, increase in payroll and related costs due to the addition of the new personnel during 2009.

Our costs associated with business management services increased by 24.1%, or $0.9 million, for the comparative three month periods. This increase was caused by an increase in temporary labor as we move to utilizing temporary labor agencies for all new business management services employees due to historically high turnover costs. Temporary labor accounted for 20.6% of total labor and related costs for the third quarter of 2009 as compared to 7.4% during the third quarter of 2008. We expect this transition to contract labor services to improve costs, margins and efficiencies in the long term. We also incurred additional temporary labor and other costs in opening the new office in Monroe, Louisiana during the second quarter of 2009. The gross margin on business management services decreased to 41.5% from 43.5% in the same quarter of the prior year. Postage costs also increased $0.2 million for the comparative three month periods due to a $0.02 postage rate increase in May 2009.

Sales and Marketing Expenses. Sales and marketing expenses increased by 5.6%, or $0.1 million, for the comparative three month periods. The increase is attributable to a $0.2 million increase in salary and commission expense offset by a slight decrease in other marketing expenses.

General and Administrative Expenses. General and administrative expenses increased by 4.5%, or $0.2 million, for the comparative three month periods. This increase was attributable to a $0.4 million increase in bad debt expense as the result of an increased accounts receivable balance at the end of the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008. This increase was partially offset by a $0.2 million decrease in costs related to our national user group conference which will be incurred in the fourth quarter of 2009 compared to the third quarter of 2008. The Company has reserved a set percentage of its entire accounts receivable balance as uncollectible on a consistent basis since becoming public in 2002, and will reserve specific accounts as uncollectible when any type of legal reorganization is filed by a customer. As such, bad debt expense will fluctuate with the accounts receivable balance and is not necessarily indicative of customer collection status.

As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses decreased to 22.7% for the three months ended September 30, 2009 from 23.5% for the three months ended September 30, 2008.

Net Income. Net income for the three months ended September 30, 2009 decreased slightly, by 0.2%, or $0.1 million, to $4.0 million, or $0.37 per diluted share, as compared with net income of $4.1 million, or $0.38 per diluted share, for the three months ended September 30, 2008. Net income represented 12.2% of revenue for the three months ended September 30, 2009, as compared to 13.5% of revenue for the three months ended September 30, 2008.

Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008

Revenues. Total revenues for the nine months ended September 30, 2009 increased by 7.3%, or $6.4 million, compared to the nine months ended September 30, 2008.

System sales revenues increased by 3.6%, or $1.1 million, for the comparative nine month periods. However, system sales further increased in the third quarter of 2009 as the result of an increased interest by community hospitals in implementing electronic health record systems in order to qualify for incentives offered under the ARRA. While many hospitals are delaying installation of EHR systems until final requirements are promulgated, we are aggressively recommending to hospitals that they begin the installation of an EHR system early in order to avoid any delays that may result if they defer the installation. Sales to existing customers accounted for 62% of system sales revenue for the first nine months of 2009 compared to 64.4% for the first nine months of 2008.

Support and maintenance revenues increased by 5.0%, or $2.0 million, for the comparative nine month periods. This increase was attributable to an increase in recurring revenues as a result of a larger customer base and increased sales of add-on business to existing customers.

Business management services revenues increased by 18.3%, or $3.3 million, for the comparative nine month periods. We experienced an increase in business management services revenues as a result of continued growth in existing customer demand for electronic billing and accounts receivable management services.

Costs of Sales. Total costs of sales increased by 10.8%, or $5.3 million, for the comparative nine month periods. As a percentage of total revenues, costs of sales increased 180 basis points to 57.7% from 55.9%.

Cost of system sales increased by 8.1%, or $1.9 million, for the comparative nine month periods. Payroll and related costs increased by 13.9%, or $1.7 million, due to the addition of new personnel as described previously. Travel and related costs have increased by 6.3%, or $0.3 million, due to increased airline rates and more labor intensive clinical system installations during 2009 compared to 2008. All other system sales costs remained relatively in-line as a percentage of sales.

Cost of support and maintenance increased by 10.3%, or $1.5 million, for the comparative nine month periods. The gross margin on support and maintenance revenues decreased to 61.8% compared to 63.6% for the same nine month period in 2008. The decrease in gross margin was primarily due to a 12.9%, or $1.5 million, increase in payroll and related costs due to the addition of personnel as described previously.

Our costs associated with business management services increased by 17.4%, or $1.9 million, for the comparative nine month periods. This increase was caused primarily by an increase of $1.4 million in payroll, temporary labor and related expenses as a result of an increase in the number of employees needed to support our growing business management services operations. Temporary labor accounted for 19.9% of our labor costs for the nine month period ended September 30, 2009 compared to 4.2% in the same period of the prior year as we move to a temp-to-hire basis for all new business management services employees due to historically high turnover costs. Postage expense also increased $0.4 million due to a $.02 postage increase in May of 2009.

Sales and Marketing Expenses. Sales and marketing expenses increased 0.9%, or $0.1 million, for the comparative nine month periods due to increased payroll and related costs.

General and Administrative Expenses. General and administrative expenses decreased by 2.2%, or $0.4 million, for the comparative nine month periods. This decrease was attributable to a $0.6 million decrease in bad debt expense. Bad debt expense in the prior year nine month period was negatively impacted by a large write-off of a single customer. Expenses for shipping and our national users conference decreased by 32.2%, or $0.4 million, as much of this expense will be incurred in the fourth quarter of 2009 compared to the third quarter of 2008. These decreases were partially offset by a $0.6 million increase in health insurance related costs due to negative claims experience during the first nine months of 2009. We began a company-wide wellness program in the third quarter of 2009 in an effort to help contain future health insurance related costs.

As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses decreased to 23.4% for the nine months ended September 30, 2009 from 25.5% for nine months ended September 30, 2008.

Net Income. Net income for the nine months ended September 30, 2009 increased by 9.4%, or $1.0 million, to $11.6 million, or $1.06 per diluted share, as compared with net income of $10.6 million, or $0.98 per diluted share, for the nine months ended September 30, 2008. Net income represented 12.3% of revenue for the nine months ended September 30, 2009, as compared to 12.1% of revenue for the nine months ended September 30, 2008.

Liquidity and Capital Resources

We had cash and cash equivalents of $5.0 million at September 30, 2009, compared to $12.5 million at September 30, 2008. During the 2009 third quarter, we sold $1.5 million of our investments to fund our dividend payment and tax estimates. Net cash provided by operating activities for the nine months ended September 30, 2009 was $6.1 million, compared to $12.3 million for the nine months ended September 30, 2008. The decrease was primarily due to an increase in financing receivables and accounts receivable. At September 30, 2009 we had several large accounts receivable due to recently implemented system installations for which we expect payment in the fourth quarter. We have also experienced an increase in customers seeking financing arrangements over the past year. We expect this trend to continue until credit and lending conditions improve in the general economy.

Net cash used in investing activities totaled $2.8 million for the nine months ended September 30, 2009 compared to $1.2 million for the nine months ended September 30, 2008. We used cash for the purchase of $1.4 million of property and equipment and for investments of $2.9 million during the nine months ended September 30, 2009; in addition, we sold $1.5 million of investments during the nine months ended September 30, 2009. Property and equipment purchases were primarily to open our new office in Monroe, Louisiana in the second quarter of 2009 as well as for some improvements of existing facilities in Mobile, Alabama to increase potential occupancy in the third quarter of 2009. We have recently entered into a lease agreement for additional space in Mobile, Alabama which should be completed by mid-2010 and should be sufficient to meet our occupancy needs for the next few years.

Net cash used in financing activities totaled $10.1 million for the nine months ended September 30, 2009, compared to $10.4 million for the nine months ended September 30, 2008. We declared and paid dividends of $11.8 million during the first nine months of 2009. We received proceeds from the exercise of stock options, including the related tax benefit, of $1.3 million.

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

Off Balance Sheet Arrangements

Our only off-balance sheet arrangement, as defined by Item 303(a)(4) of SEC Regulation S-K, consists of our guarantee of certain lease obligations of Solis Healthcare, LP (“Solis Healthcare”) to Winthrop Resources Corporation (“Winthrop”) under a lease agreement. Solis Healthcare purchased a software system from us and then entered into a sale-leaseback transaction with Winthrop in the first quarter of 2008. We provided this guarantee in order to facilitate Solis Healthcare in leasing the new system.

The lease has an initial term of five years and continues from year to year thereafter until terminated. We are contingently liable as guarantor under the lease such that, if at any time prior to the termination of the lease, Solis Healthcare (i) enters into bankruptcy or (ii) defaults for more than 60 days in its payments or performance under the lease, we will be obligated to perform under the guaranty by making the required lease payments, including late fees and penalties. The guaranty runs for the entire term of the lease; however, the maximum potential amount of future payments that we would be required to make to Winthrop under the guaranty is $2,145,000, plus any fees and costs that Winthrop incurs in collecting amounts due under the lease (including attorney’s fees and costs). We recorded $2,154,389, the amount billed to date for the new system installation, as revenue during the first quarter of 2008. Due to the contingent nature of the guaranty, the maximum amount of the guaranty is not recorded on our balance sheet; however, when necessary, we record reserves to cover potential losses. A liability in the amount of $148,220, the amortized fair value of the guaranty, is recorded on our balance sheet as an other accrued liability at September 30, 2009. See Note 9 to the financial statements for additional information.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk relates primarily to the potential change in the value of our investment portfolio as a result of fluctuations in interest rates. The primary purpose of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk of loss. As of September 30, 2009, our investment portfolio consisted of a variety of financial instruments, including, but not limited to, money market securities and high quality government, municipal and corporate obligations. It is our intent to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We do not hold financial instruments for trading or other speculative purposes. The securities in our investment portfolio are classified as available-for-sale and, consequently, are recorded on our balance sheet at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

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

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of September 30, 2009.

	Aggregate Fair Value	Weighted Average Interest Rate
Cash and Cash Equivalents:
Cash	$2,180,971	—
Money market funds	59,602	0.26%
Certificates of deposit	2,749,349	0.70%

Total cash and cash equivalents	$4,989,922

Short-Term Investments:(1)
Accrued Income	$150,929	—
Money market funds	50,487	0.22%
Obligations of the U.S. Treasury, U.S government corporations and agencies	2,217,693	4.34%
Corporate debt securities	2,905,224	5.43%

Total short-term investments	$5,324,333

Long-Term Investments:(2)
Obligations of the U.S. Treasury, U.S government corporations and agencies	$2,497,624	2.81%
Mortgage backed securities	166,218	5.00%
Corporate debt securities	5,220,339	4.96%

Total long-term investments	$7,884,181

(1)	Reflects instruments with a contractual maturity of less than one year.
(2)	Reflects instruments with a contractual maturity of one year or more.

As of September 30, 2009, the Company had no borrowings and, therefore, is not subject to interest rate risks related to debt instruments.

Item 4.	Controls and Procedures.

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

On September 14, 2009, CPSI entered into a lease agreement with 3725 Airport Boulevard, LP (the “Landlord”) in order to lease a portion of a building in Mobile, Alabama that is expected to house CPSI’s business management services operations once certain improvements are made to the building, first by the Landlord and then by CPSI. The lease agreement was amended by a First Amendment dated October 9, 2009. The leased portion of the building consists of approximately 28,243 square feet. The lease has an initial term of five years and three months, with an option for CPSI to extend the term for five additional periods of one year each. The term of the lease, and CPSI’s obligation to pay rent, commences on the earlier of (i) 90 days after CPSI has been notified by the Landlord that the premises are ready for occupancy, (ii) 90 days after CPSI has accepted possession of the premises or (iii) the date on which CPSI commences business on the premises. During the first two years of the term of the lease, CPSI’s total estimated rental payments are expected to be approximately $252,532 per year, with a 4% increase in the amount of annual base rent payable at the commencement of the third year of the term and a further 3% increase in the annual base rent at the commencement of each option year.

The foregoing description of the lease is only a summary, does not purport to be complete and is qualified in its entirety by reference to, and should be read in conjunction with, the complete text of the lease agreement and the First Amendment, which are filed as Exhibit 10.1 and Exhibit 10.2, respectively, to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Item 6.	Exhibits.

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Bylaws (filed as Exhibit 3.6 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

10.1	Real Property Lease Agreement, dated September 14, 2009, between CPSI and 3725 Airport Boulevard, LP

10.2	First Amendment to Real Property Lease Agreement, dated October 9, 2009, between CPSI and 3725 Airport Boulevard, LP

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Date: November 4, 2009	By:	/s/ J. Boyd Douglas
J. Boyd Douglas
President and Chief Executive Officer

Date: November 4, 2009	By:	/s/ Darrell G. West
Darrell G. West
Vice President - Finance and Chief Financial Officer

Exhibit Index

No.	Exhibit
3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Bylaws (filed as Exhibit 3.6 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

10.1	Real Property Lease Agreement, dated September 14, 2009, between CPSI and 3725 Airport Boulevard, LP

10.2	First Amendment to Real Property Lease Agreement, dated October 9, 2009, between CPSI and 3725 Airport Boulevard, LP

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002