Form 10-K
period 2009-12-31
COMPUTER PROGRAMS & SYSTEMS INC
filed 2010-03-05
CIK 1169445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant at June 30, 2009 was $373,450,171.

As of March 4, 2010 the registrant had outstanding 10,972,757 shares of its common stock.

DOCUMENTS INCORPORATED BY REFERENCE IN THIS FORM 10-K:

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2010 are incorporated by reference into Part III of this report.

*	Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2010 are incorporated by reference in Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified generally by the use of forward-looking terminology and words such as “expects,” “anticipates,” “estimates,” “believes,” “predicts,” “intends,” “plans,” “potential,” “may,” “continue,” “should,” “will” and words of comparable meaning. Without limiting the generality of the preceding statement, all statements in this Annual Report relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and future financial results are forward-looking statements. We caution investors that any such forward-looking statements are only predictions and are not guarantees of future performance. Certain risks, uncertainties and other factors may cause actual results to differ materially from those projected in the forward-looking statements. Such factors may include:

•	overall business and economic conditions affecting the healthcare industry;

•	saturation of our target market and hospital consolidations;

•	changes in customer purchasing priorities, capital expenditures and demand for information technology systems;

•	competition with companies that have greater financial, technical and marketing resources than we have;

•	failure to develop new technology and products in response to market demands;

•	fluctuations in quarterly financial performance due to, among other factors, timing of customer installations;

•	failure of our products to function properly resulting in claims for medical losses;

•	government regulation of our products and customers, including changes in healthcare policy affecting Medicare reimbursement rates;

•	government regulation of the healthcare and health insurance industries;

•	changes in accounting principles generally accepted in the United States of America;

•	general economic conditions, including changes in the financial markets that may affect the availability and cost of credit to us or our customers; and

•	interruptions in our power supply and/or telecommunications capabilities.

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

Overview

We are a healthcare information technology company that designs, develops, markets, installs and supports computerized information technology systems to meet the unique demands of small and midsize hospitals. Our target market includes acute care community hospitals with 300 or fewer beds and small specialty hospitals. We are a single-source vendor providing comprehensive software and hardware products, complemented by data conversion, complete installation and extensive support. Our fully integrated, enterprise-wide system automates the management of clinical and financial data across the primary functional areas of a hospital. In addition, we provide services that enable our customers to outsource certain data-related business processes which we can perform more efficiently. We believe our products and services enhance hospital performance in the critical areas of clinical care, revenue cycle management, cost control and regulatory compliance. From our initial hospital installation in 1981, we have grown to serve over 650 hospital customers across 47 states and the District of Columbia. In 2009, we generated revenues of $127.7 million from the sale of our products and services.

Industry Dynamics

The healthcare industry is the largest industry in the United States economy. According to the Centers for Medicare and Medicaid Services, or “CMS,” the U.S. spent $2.3 trillion on healthcare in 2008, or approximately 16.2% of the U.S. gross domestic product. For 2009, these expenditures are projected to have been $2.5 trillion, or 17.6% of the U.S. gross domestic product. CMS estimates that by fiscal 2018 total U.S. healthcare spending will reach $4.4 trillion, or 20.3% of the estimated U.S. gross domestic product.

Hospital services represents one of the largest categories of total healthcare expenditures. According to CMS, in fiscal 2010, spending on hospital services will amount to approximately $830 billion, or 31.6% of total healthcare expenditures. According to the American Hospital Association, there are approximately 5,000 community hospitals in the United States that are in our target market of hospitals with 300 or fewer acute care beds. In addition, there is a market of small specialty hospitals that focus on discrete medical areas such as surgery, rehabilitation and psychiatry.

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

Changing Economic Dynamics. Community hospitals typically generate a significant portion of their revenues from beneficiaries of the Medicare program. Consequently, even small changes in this federal program have a disproportionately larger impact on community hospitals as compared to larger facilities where greater portions of their revenues are typically generated from beneficiaries of private insurance programs. Medicare funding and reimbursements fluctuate year to year and, with the anticipated growth in healthcare costs, will continue to be scrutinized as the federal government attempts to control the costs and growth of the program. The Medicaid program, which is a federal/state program managed by the individual states and dependent in part on funding from the states, also continues to struggle due to the increasing cost of healthcare and limited state revenues. In addition to issues in state funding, the Deficit Reduction Act of 2005, which included cuts of $6.4 billion and $4.7 billion from Medicare and Medicaid, respectively, over the five-year period from 2006 to 2010, has cut deeper into Medicaid reimbursements, and the gains made in Medicare reimbursements are being adversely affected. Furthermore, federal and state budget shortfalls could lead to potential reductions in funding for Medicare and Medicaid. Reductions in reimbursements from Medicare and Medicaid could lead to hospitals postponing expenditures on information technology.

Additionally, the current credit crisis has increased the costs to hospitals of borrowing money and made it more difficult to find the financing for necessary facility and technology improvements. According to a study conducted by the American Hospital Association in April 2009, due to the credit crisis and a significant increase in uncompensated care, 80% of the hospitals in the United States of America have cut capital spending for facility upgrades, clinical technology and/or information technology.

The American Recovery and Reinvestment Act of 2009. On February 17, 2009, President Barack Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “ARRA”). This $787 billion economic stimulus package includes a number of healthcare policy provisions, including approximately $19 billion in funding over the next ten years for health information technology infrastructure and Medicare and Medicaid incentives to encourage doctors, hospitals, and other providers to use health information technology to electronically exchange patients’ health information, through the development of health information exchanges (“HIE”) and the adoption of electronic health records (“EHR”). Approximately $2 billion of the total funding amount is in appropriated funds for discretionary grants, loans and technical assistance programs designed to aid providers with the adoption of EHR and the development of HIE. These funds will be disbursed by various agencies within the Department of Health and Human Services, either directly to providers – including private physician offices – or to other entities like states or non-profit organizations. The remaining allocated amounts will take the form of Medicare and Medicaid payment incentives. The ARRA identifies four priority areas for spending with respect to health information technology: (1) establishing HIE; (2) EHR adoption; (3) workforce training; and (4) new technology research and development. In order to qualify for EHR funding, providers are required to connect to an HIE, which means funding is dependent on state action to establish HIEs. The payment incentives do not become available until 2011. The ARRA includes payment incentives for critical access hospitals that are meaningful users of EHR. We are still evaluating the potential impact of the ARRA on our business and the businesses of the community hospitals that comprise our target market. Our experience during 2009 has been that existing customers who already have some technology implemented have been more receptive to implementing technology to adopt EHR than hospitals that have not undertaken any technology incentives in the past.

Continued Push for Improved Patient Care. With pressure mounting to reduce medical errors and improve patient safety, hospitals are actively seeking information technology solutions for clinical decision support. This migration toward clinical decision support solutions is further supported by CMS quality initiatives. For 2010, CMS reports that Medicare inpatient rates for operating expenses will increase by 2.1% for hospitals that report quality data. Hospitals that do not report quality data will only see a 0.1% increase. We believe hospitals utilizing fully integrated enterprise-wide medical information systems that allow professionals real-time access to information such as electronic charts, treatment protocols and pathways, pharmaceutical records and treatment schedules will continue to be favored by large employers and government payers.

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

Strategy

Our objective is to continue to grow as a leading provider of healthcare information technology systems and services to small and midsize hospitals by following the same strategy that we have successfully pursued for over twenty-nine years, the key elements of which are described below.

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

Expand Presence in Target Market. We will continue to target small to midsize domestic hospitals of 300 or fewer acute care beds. We believe this market of 5,000 community hospitals nationwide has been traditionally overlooked and underserved by other healthcare technology companies. In addition, a number of our customers are small specialty hospitals that focus on discrete medical areas such as surgery, rehabilitation and psychiatry. We intend to continue gaining customers from this market segment. Our system can help these smaller hospitals reduce costs and increase their operating efficiencies. We believe our personalized marketing approach and emphasis on customer relationships are attractive to the management of these hospitals. We also believe our system is well-suited to hospitals of this size because they typically demonstrate a greater commitment than larger hospitals to the concept of an enterprise-wide, fully integrated system. In addition, we will continue to sell additional services and software products to our existing customers who have not purchased our complete package of services and software applications.

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

Total System Support. We believe the quality of continuing customer support is one of the most critical considerations in the selection of an information system provider. We provide hardware, technical and software support for all aspects of our system which gives us the flexibility to take the necessary course of action to resolve any issue. Unlike our competitors who use third-party services for hardware and software support, we provide a single, convenient and efficient resource for all of our customers’ system support needs. In order to minimize the impact of a system problem, we train our customer service personnel to be technically proficient, courteous and prompt. Because a properly functioning information system is crucial to a hospital’s operations, our support teams are available 24 hours a day to assist customers with any problem that may arise. Customers can also use the Internet to directly access our support system. This allows customers to communicate electronically with our support teams at any time. With over 700 employees who provide customer service and support, we currently have a one-to-one support staff to customer ratio.

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

Product Development and Enhancement

We are continually working to improve and enhance the CPSI system and to develop new products and services for our system. The primary source of ideas for improvements to our products and services comes from our customers through our national user group. We believe our interaction with customers and their communication with each other is the most efficient way to learn about and respond to changes in the healthcare operating environment. This approach to research and development allows us to quickly adapt to technology advances and improve our products and services to better serve the needs of our customers. Our management and customer support and service teams play a significant role in product development by continually monitoring the needs and desires of our customers and our market. In addition to our customer support and service teams, during 2008, the Product Development Services division was created. This division is responsible for the development, quality assurance/testing, documentation, and distribution of all application software. By consolidating all our development efforts under a single division, we can ensure standardization in our software development processes and effective utilization of our resources. We currently have 150 employees in our Product Development Services division, including 8 research and development employees whose dedicated function is to develop new uses for and applications of technology available in the marketplace.

Customers, Sales and Marketing

Target Market. The target market for our information system consists of small and midsize hospitals of 300 or fewer acute care beds. In the United States, there are approximately 5,000 hospitals in this size range. In addition, we market our products to small specialty hospitals in the United States that focus on discrete medical areas such as surgery, rehabilitation and psychiatry. As of February 28, 2010, we had installed our system in over 650 facilities in 47 states and the District of Columbia. Approximately 94% of our existing customers are hospitals with 100 or fewer acute care beds, while approximately 99% of our existing customers are hospitals with 200 or fewer acute care beds. Our goal is to increase sales to hospitals with 100 to 300 acute care beds while maintaining our competitive position in the under 100 bed market segment.

Sales Staff. Most of our new customers are referrals from our existing customers, thereby reducing the need for a large sales force. Currently, we have 34 employees dedicated to direct sales, 18 of whom concentrate on new prospects, and 16 of whom are responsible for the sale of additional products and services to existing customers. We hire our sales representatives from our existing employees. Our current sales representatives have an average of over 15 years of experience with the company including experience in installation, training and customer support. Our sales representatives have defined geographic territories in the United States in which to target new customers. A significant portion of the compensation for all sales personnel is commission based.

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

Health Information Security and Privacy Practices

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) is a federal law that affects the use, disclosure, transmission and storage of individually identifiable health information, referred to as “protected health information.” HIPAA was enacted for the purpose of, among other things, protecting the privacy and security of protected health information. As directed by HIPAA, the Department of Health and Human Services (“DHHS”) must promulgate standards or rules for certain electronic health transactions, code sets, data security, unique identification numbers and privacy of protected health information. DHHS has issued some of these rules in final form, while others remain in development. HIPAA and the standards promulgated by DHHS apply to certain health plans, healthcare clearinghouses and healthcare providers (referred to as “covered entities”), which includes our hospital customers. The Health Information Technology for Economic and Clinical Health Act (“HITECH Act”), which was enacted as part of the ARRA in 2009, significantly expanded HIPAA by extending the security standards of HIPAA to “business associates” of covered entities. Under the HITECH Act, business associates are required to establish administrative, physical and technical safeguards and are subject to direct penalties for violations. Our business management services activities frequently entail us acting in the capacity of a business associate to the hospitals that we serve, and therefore we are covered by the patient privacy and security standards of HIPAA and subject to oversight by DHHS. We believe that we have taken all necessary steps to comply with HIPAA, as it applies to us as a business associate, but it is important to note that DHHS could, at any time in the future, adopt new rules or modify existing rules in a manner that could require us to change our systems or operations.

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

Employees

As of February 28, 2010, we had 1,077 employees, all but 12 of whom are located at our offices in Mobile and Lanett, Alabama and Monroe, Louisiana. Our employees can be grouped according to the following general categories: 730 in software services and support, 110 in information technology services and support, 151 in product development services, 44 in sales and marketing and 42 in administration. Our general practice is to recruit recent college graduates for entry-level positions and then promote these individuals within the organization to fill vacancies in higher positions. We also hire nurses and other medically-trained professionals in connection with our support services.

Since 1991, we have maintained a non-qualified profit sharing plan under which all full-time employees with three years of uninterrupted service are eligible to participate, other than executive officers and commissioned salespeople. The plan is designed to provide each eligible employee with periodic cash bonuses based on our profitability. Each eligible employee receives a pro rata share of the amount of cash distributed under the profit sharing plan based on the amount of their base salary compared to the sum of the salaries of all participating employees. Our profit sharing plan is not a qualified plan for tax purposes or a guaranteed benefit. Contributions to the plan are made periodically at the discretion of the Board of Directors. During 2009, we distributed approximately $2.0 million under this profit sharing plan. We plan to continue to make distributions under the profit sharing plan based on our profitability.

We are fortunate to have a high rate of employee retention, with our senior management having an average tenure in excess of 17 years. Our performance depends in significant part on our ability to attract, train and retain highly qualified personnel. None of our employees are represented by a labor union, and we believe our relations with our employees are good.

Executive Officers

The executive officers of CPSI serve at the pleasure of the Board of Directors. Set forth below is a list of the current executive officers of CPSI and a brief explanation of their principal employment during the last five (5) years.

J. Boyd Douglas – President and Chief Executive Officer. J. Boyd Douglas, age 43, has served as our President and Chief Executive Officer since May 2006. He was elected as a director in March 2002. Mr. Douglas began his career with us in August 1988 as a Financial Software Support Representative. From May 1990 until November 1994, Mr. Douglas served as Manager of Electronic Billing, and from December 1994 until June 1999, he held the position of Director of Programming Services. From July 1999 until May 2006, Mr. Douglas served as our Executive Vice President and Chief Operating Officer.

Darrell G. West – Vice President—Finance, Chief Financial Officer, Secretary and Treasurer. Darrell G. West, age 43, has served as our Vice President—Finance, Chief Financial Officer, Secretary and Treasurer since November 2007. From January 2002 until November 2007, Mr. West served as our Controller with primary responsibility for all of our accounting functions.

Michael S. Jones – Executive Vice President and Chief Operating Officer. Michael S. Jones, age 36, has served as our Executive Vice President and Chief Operating Officer since May 2006. Mr. Jones began his career with us in 1994 as a Senior Research and Development Analyst in our Technical R&D Department and served as Director of Networking and Internet Services from August 2000 to May 2006.

Victor S. Schneider – Senior Vice President—Corporate and Business Development. Victor S. Schneider, age 51, has served as our Senior Vice President—Corporate and Business Development since December 2005. Mr. Schneider is responsible for revenue generation efforts, customer relations, strategic growth initiatives and positioning, and market execution. Mr. Schneider began his career with us in June 1983 as Sales Manager. He served in that capacity until January 1997 when he was promoted to Sales Director. He served as our Vice President—Sales and Marketing from July 1999 until December 2005.

Robert D. Hinckle – Vice President—Software Services. Robert D. Hinckle, age 40, has served as our Vice President—Software Services since October 2004. Mr. Hinckle is responsible for overseeing all aspects of the installation and support of our software products. Since beginning his career with us in 1995 as a Financial Software Support Representative, Mr. Hinckle has worked in various positions in our Software Services Division, including Team Manager, Assistant Director and Director of that division.

Thomas W. Peterson – Senior Vice President—Clinical Informatics. Mr. Peterson, age 58, has served as our Senior Vice President—Clinical Informatics since January 2009. He previously served as Senior Vice President – Clinical Services since October 2005 and as our Vice President—Clinical Software Services from July 1999 through October 2005. Mr. Peterson is responsible for overseeing the design and development of new clinical software applications and continued improvement of existing clinical modules. Since beginning his career with us in 1988 as a Clinical Software Support Representative, Mr. Peterson has worked in various positions in our Clinical Software Services Division including Manager and Director of that division.

Patrick A. Immel – Vice President—Information Technology Services. Patrick A. Immel, age 39, has served as our Vice President—Information Technology Services since January 2000. Mr. Immel is responsible for overseeing technical hardware and support and hardware research and development. Mr. Immel began his career with us in July 1993 as a Financial Software Support Representative. Since that time, Mr. Immel has served as a programmer, Manager of Technical Support and most recently as Director of Information Technology Services.

Troy D. Rosser – Vice President—Sales. Troy D. Rosser, age 45, has served as our Vice President—Sales since October 2005. Mr. Rosser is responsible for overseeing all of our sales and marketing efforts. Mr. Rosser began his career with us in March 1989 as a Financial Software Support Representative. In 1992, Mr. Rosser was transferred to the Sales and Marketing division where he has worked in various positions, including Sales Manager and, from October 2000 until October 2005, as Director of Sales.

Michael K. Muscat, Jr. – Senior Vice President—Product Development Services. Michael K. Muscat, Jr., age 36, has served as our Senior Vice President—Product Development Services since March 2008. Mr. Muscat is responsible for overseeing all aspects of the development quality assurance/testing, documentation, and distribution of all application software. Mr. Muscat began his career with us in July 1996 as a Software Support Representative. Mr. Muscat then served as a Programmer and Manager of Outsourcing Services. From June 2002 to May 2006, Mr. Muscat served as the Director of Business Management Services and from May of 2006 until March of 2008 as the Vice President of Business Management Services. Mr. Muscat is the son of M. Kenny Muscat, who serves as one of our directors.

Robert D. Smith – Vice President—Product Development Services. Robert D. Smith, age 39, has served as our Vice President—Product Development Services since March 2008. Mr. Smith is responsible for overseeing all aspects of system programming and enhancements within our Product Development division. Since Mr. Smith began his career with us in September 1993, he has served in the capacity of Technical Support Representative, Programmer, and Programming Manager. From January 2001 to May 2006, Mr. Smith served as the Director of Programming Services and from May 2006 to March of 2008 as Vice President of Programming Services.

Christopher L. Fowler – Vice President—Business Management Services. Christopher L. Fowler, age 34, has served as our Vice President—Business Management Services since March 2008. Mr. Fowler is responsible for overseeing all aspects of the business management services we provide to our clients. Mr. Fowler began his career with us in May 2000 as a Software Support Representative and later as a manager of Financial Software Services. From August 2004 until March 2008, Mr. Fowler served as Assistant Director and Director of Business Management Services.

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

The purchase of our information system involves a significant financial commitment by our customers. At the same time, the healthcare industry faces significant financial pressures that could adversely affect overall spending on healthcare information technology and services. For example, the current economic recession and credit crisis, combined with potential reductions in federal and state funding for Medicare and Medicaid, has caused hospitals to reduce, eliminate or postpone information technology related and other spending. To the extent spending for healthcare information technology and services declines or increases slower than we anticipate, demand for our products and services, as well as the prices we charge, could be adversely affected. Accordingly, we cannot assure you that we will be able to increase or maintain our revenues or our growth rate.

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

There is no assurance that consistent quarterly growth in our business will occur. Our quarterly revenues may fluctuate and may be difficult to forecast for a variety of reasons. For example, prospective customers often take significant time evaluating our system and related services before making a purchase decision. Moreover, a prospective customer who has placed an order for our system could decide to cancel that order or postpone installation of the ordered system. If a prospective customer delays or cancels a scheduled system installation during any quarter, we may not be able to schedule a substitute system installation during that quarter. The amount of revenues that would have been generated from that installation will be postponed or lost. The possibility of delays or cancellations of scheduled system installations could cause our quarterly revenues to fluctuate.

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

Continued volatility and disruption to the global capital and credit markets may adversely affect our ability to access credit in the future, the cost of any credit obtained in the future, the financial soundness of our customers and our business.

While the Company does not currently have any debt, ongoing volatility and disruption in the global capital and credit markets, including the bankruptcy or restructuring of certain financial institutions, reduced lending activity by other financial institutions and decreased liquidity, may adversely affect the availability, terms and cost of credit should we seek it in the future. Although we believe that our operating cash flow and financial assets will give us the ability to meet our financing needs for the foreseeable future, there can be no assurance that the continued or increased volatility and disruption in the global capital and credit markets will not impair our liquidity or increase the costs of any future borrowing.

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

The absence of third-party credit has resulted in many of our hospital customers seeking financing arrangements from us to purchase our software systems and services. These financing arrangements impact our short-term operating cash flow and cash available. Should the request for these financing arrangements continue or increase, our business could be negatively impacted by our inability to finance these arrangements. In addition, the absence of credit could negatively impact our existing financing receivables should our customers with financing arrangements be unable to meet their obligations.

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

In our support agreements with our customers, we agree to update our software applications to comply with applicable federal and state laws. While we believe we have developed products that comply with the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and other regulatory requirements, new laws, regulations and interpretations could force us to further redesign our products. Any such product redesign could consume significant capital, research and development and other resources, which could significantly increase our operating costs.

Additionally, the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”), which was enacted as part of the ARRA in 2009, significantly expanded HIPAA by extending the security standards of HIPAA to “business associates” of healthcare providers that are covered entities under HIPAA. Under the HITECH Act, business associates are required to establish administrative, physical and technical safeguards and are subject to direct penalties for violations. Our business management services activities frequently entail us acting in the capacity of a business associate to the hospitals that we serve, and therefore we are covered by the patient privacy and security standards of HIPAA and subject to the oversight of the Department of Health and Human Services (“DHHS”). We believe that we have taken all necessary steps to comply with HIPAA, as it applies to us as a business associate, but it is important to note that DHHS could, at any time in the future, adopt new rules or modify existing rules in a manner that could require us to change our systems or operations. There is no certainty that we will be able to respond to all such rules in a timely manner and our inability to do so could adversely affect our business.

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

Most of our facilities and employees are situated on one campus in Mobile, Alabama, which is located on the coast of the Gulf of Mexico. Our facilities are vulnerable to significant damage or destruction from hurricanes and tropical storms. We are also vulnerable to damage from other types of disasters, including tornadoes, fires, floods and similar events. If any disaster were to occur, our ability to conduct business at our facilities could be seriously impaired or completely destroyed. This would have adverse consequences for our customers who depend on us for system support or business management services. Also, the servers of customers who use our remote access services could be damaged or destroyed in any such disaster. This would have potentially devastating consequences to those customers. Although we have an emergency recovery plan, including back-up computer systems in remote locations, there can be no assurance that this plan will effectively prevent the interruption of our business due to a natural disaster. Furthermore, the insurance we maintain may not be adequate to cover our losses resulting from any natural disaster or other business interruption.

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

If we are unable to attract and retain qualified customer service and support personnel, our business and operating results will suffer.

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

Our corporate headquarters and executive offices are located on approximately 27.8 acres in Mobile, Alabama. We occupy approximately 135,500 square feet of space in thirteen buildings. Our main building consists of approximately 66,000 square feet of space. We also have eleven additional buildings each consisting of approximately 6,000 square feet. Each of these smaller buildings is designed to accommodate a team of employees assigned to install and support a particular software application. We also occupy a building consisting of approximately 3,500 square feet of space which houses our marketing and sales personnel.

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

On May 13, 2009, we entered into a lease agreement with USA Research and Technology Corporation for temporary office space to conduct training for newly hired support staff. The lease for this space will be vacated sometime in 2010.

On September 14, 2009, we entered into a lease agreement with 3725 Airport Boulevard, LP to house our Business Management Services employees. This lease requires some build-out requirements which are expected to be complete by mid-2010. This facility is located in Mobile, Alabama.

We believe our existing facilities will be sufficient to meet our needs until the end of 2010 and beyond.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in routine litigation that arises in the ordinary course of business. We are not currently involved in any litigation that we believe could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	RESERVED

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for CPSI Common Stock

At March 4, 2010, CPSI had 90 stockholders of record (which does not include the number of beneficial owners whose shares are held in “street” names by nominees who are record holders) and 10,972,757 shares of common stock outstanding.

CPSI common stock is listed on the NASDAQ Global Select Market under the symbol “CPSI.” The following table sets forth, for the calendar quarters indicated, the high and low sales prices per share for CPSI’s common stock on the NASDAQ Global Select Market, and the cash dividends declared per share in each such quarter:

	High	Low	Dividends Declared Per Share
2009
First Quarter	$34.39	$21.30	$0.36
Second Quarter	40.19	30.51	0.36
Third Quarter	42.32	32.78	0.36
Fourth Quarter	50.05	40.51	0.36
2008
First Quarter	$24.00	$19.64	$0.36
Second Quarter	22.00	17.13	0.36
Third Quarter	30.00	17.07	0.36
Fourth Quarter	31.00	21.64	0.36

The last reported sales price of CPSI’s common stock as reported on the NASDAQ Global Select Market on March 4, 2010 was $36.32.

Dividends

During 2009 and 2008 we paid a quarterly dividend in the amount of $0.36 per share. On January 28, 2010 we announced a dividend for the first quarter of 2010 in the amount of $0.36 per share. We believe that paying dividends is an effective way of providing an investment return to our stockholders and a beneficial use of our cash. However, the declaration of dividends by CPSI is subject to the discretion of our Board of Directors. Our Board of Directors will continue to take into account such matters as general business conditions, our financial results and such other factors as our Board of Directors may deem relevant.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands except for share and per share data)
INCOME DATA:
Total sales revenue	$127,742	$119,664	$110,013	$115,974	$108,826
Total costs of sales	74,483	66,443	63,257	64,269	60,707

Gross profit	53,259	53,221	46,756	51,705	48,119
Total operating expenses	29,890	29,510	27,708	27,039	24,827

Operating income	23,369	23,711	19,048	24,666	23,292
Total other income	728	940	1,203	1,132	658

Income before taxes	24,097	24,651	20,251	25,798	23,950
Income Taxes	8,914	9,213	7,335	9,983	9,381

Net Income	$15,183	$15,438	$12,916	$15,815	$14,569

Net income per share - basic	$1.39	$1.42	$1.20	$1.47	$1.38

Net income per share - diluted	$1.39	$1.42	$1.19	$1.46	$1.37

Weighted average shares outstanding:
Basic	10,953,747	10,849,060	10,795,013	10,746,476	10,559,589
Diluted	10,955,167	10,867,669	10,837,817	10,839,050	10,646,376

	As of December 31,
	2009	2008	2007	2006	2005
BALANCE SHEET DATA
Cash and cash equivalents	$4,387	$11,744	$11,806	$8,760	$11,670
Working capital	34,426	33,223	31,118	30,563	29,308
Total assets	54,450	52,867	50,408	47,905	46,984
Total current liabilities	11,247	11,852	11,459	8,690	9,897
Total stockholders’ equity	42,691	40,559	38,378	38,706	36,388

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Management Overview

We primarily seek revenue growth through sales of healthcare information technology systems and related services to existing and new customers within our historic target market. Our strategy has produced consistent revenue growth over the long-term, as reflected in five-and ten-year compounded annual growth rates in revenues of approximately 9.1% and 9.7%, respectively. Selling new and additional products and services back into our existing customer base is an important part of CPSI’s future revenue growth. We believe that as our customer base grows, the demand for additional products and services, including business management services, will also continue to grow, supporting further increases in recurring revenues. We also expect to drive revenue growth from new product development that we may generate from our research and development activities.

In addition to revenue growth, our business model is focused on earnings growth. Once a hospital has installed our system, we continue to provide support and maintenance services to our customers on an ongoing basis. These services are typically provided by the same personnel who perform our system installations but at a reduced cost to us, and therefore at an increased gross margin. We also look to increase margins through cost containment measures where appropriate.

During the current economic recession and credit crisis, hospitals have experienced reduced availability of third party credit and an overall reduction in their investment portfolios. In addition, healthcare organizations with a large dependency on Medicaid populations, such as community based hospitals, have been impacted by the challenging financial condition of many state governments and government programs. Accordingly, we recognize that prospective hospital customers often do not have the necessary capital to make investments in information technology. Additionally, in response to these challenges, hospitals have become more selective regarding where they invest capital, resulting in a focus on strategic spending that generates a return on their investment. Despite the current economic environment, we believe healthcare information technology is often viewed as more strategic to hospitals than other possible purchases because the technology offers the possibility of a quick return on investment. Information technology also plays an important role in healthcare by improving safety, efficiency and reducing cost. Additionally, we believe most hospitals recognize that they must invest in healthcare information technology to meet current and future regulatory, compliance and government reimbursement requirements.

We have experienced an increase in customers seeking financing arrangements from us over the past two years for system installations as a result of current economic conditions and disruptions in credit markets. Historically, we have made financing arrangements available to customers on a case-by-case basis depending upon various aspects of the proposed contract and customer attributes. These financing arrangements include short-term payment plans, longer-term lease financing through us and our facilitating third-party financing arrangements. We intend to continue to work with prospective customers to provide for financing arrangements to purchase our systems so long as such arrangements do not adversely affect our financial position and liquidity. We believe that meeting the financial needs of community-based hospitals while allowing for the profitable expansion of our footprint in this market will remain both an opportunity and a challenge for us in the foreseeable future.

Despite the current economic recession, including the credit crisis, we have not experienced a considerable decline in demand for our products and services. We have experienced some slowing of customer payments as well as an increase in customer defaults during 2009, and expect this trend to continue at least through 2010 and until the economy shows significant signs of recovery.

American Recovery and Reinvestment Act of 2009

While the current economic recession and credit crisis has impacted and could continue to impact the community hospitals that comprise our target market, we believe that the American Recovery and Reinvestment Act of 2009 (the “ARRA”), which became law on February 17, 2009, may increase demand for healthcare information technology and may have a positive impact on our business prospects. The ARRA includes more than $19 billion in funding to aid healthcare organizations in modernizing their operations through the acquisition and wide-spread use of healthcare information technology. Included in the funding is approximately $17.2 billion in incentives through Medicare and Medicaid reimbursement systems to encourage and assist healthcare providers in adopting and using electronic health records (“EHRs”). These incentive payments are set to begin as early as 2010 and last through 2015. If an eligible healthcare provider does not begin to demonstrate meaningful use of EHRs by 2015, then reimbursement under Medicare will begin to be reduced.

While many elements of the ARRA are still unclear or undefined, we are focused on ensuring that we take the necessary steps now to meet the needs of community hospitals to help them gain access to those incentives. Primary among those steps is ensuring that our technology meets the ARRA’s EHR certification requirements. The Centers for Medicare and Medicaid Services issued a proposal in January of 2010 detailing guidelines for determining which doctors’ offices and hospitals will be eligible to receive funds under the ARRA, and the proposal is currently open to public comment, but it did not reveal which electronic medical record providers will be certified under the program or explain how those providers will be certified. In this regard, we created our new Product Development Division early in 2009 to help ensure that our technology remains on the leading edge of the development curve and can react quickly and effectively to any technical requirements that arise under the ARRA. We also hired over 150 new employees in 2009 so that we have a sufficient number of adequately trained and technically proficient support staff in place when our existing customers and any prospective hospital customers proceed to implement EHRs.

While we have not experienced and do not expect an immediate increase in revenue from the healthcare information technology provisions of the ARRA, we believe that the longer-term potential could be significant.

The ARRA is expected to provide states with badly needed Medicaid dollars, which should help improve the financial health of hospitals and incentivize them to make investments in information technology. Additionally, we expect that community hospitals, which rely more heavily on Medicare and Medicaid to fund their operations than larger hospitals, will be seeking to invest in any information technology applications that will increase their Medicare and Medicaid funding. We believe that our footprint among community hospitals positions us well to benefit from these incentives.

Healthcare Reform

The U.S. Congress is currently pursuing various legislative proposals for the reform of the U.S. healthcare and health insurance industries. It is still too early for us to determine whether and to what extent this may effect the healthcare information technology industry as well as our current and any potential future customers.

Financial Overview

Our gross revenues in 2009 increased 6.8% from 2008, while our net income decreased 1.6%. Cash flow from operations decreased 43.9% from 2008 due to an increase in accounts and financing receivables during the year, as well as a change in cash flow presentation regarding inventory used in internal operations. We have experienced an increase in customers seeking financing arrangements for system installation during 2009 due to current economic conditions and unavailability of third-party credit. We will grant financing arrangements to customers on a case-by-case basis depending upon various aspects of the proposed contract and customer attributes. While our operating cash flows declined during 2009, we maintained a strong cash position that we believe is sufficient to meet our operating requirements. We believe that a strong cash position enables us to compete better in the marketplace and maintain the quality of our customer service and product offerings.

Revenues

The Company recognizes its multiple element arrangements, including software and software-related services, using the residual method under SEC accounting guidelines. Revenue from general support agreements for post-contract support services (support and maintenance) is recognized by the Company ratably over the term of the agreement.

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

Results of Operations

The following table sets forth certain items included in our results of operations for each of the three years in the period ended December 31, 2009, expressed as a percentage of our total revenues for these periods (dollar amounts in thousands):

	Year Ended December 31,
	2009		2008		2007
	Amount	% Sales	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
System sales	$42,455	33.2%	$41,581	34.7%	$37,981	34.5%
Support and maintenance	55,885	43.7%	53,324	44.6%	50,478	45.9%
Business management services	29,402	23.0%	24,759	20.7%	21,554	19.6%

Total sales revenues	127,742	100.0%	119,664	100.0%	110,013	100.0%
Costs of sales:
System sales	35,822	28.1%	32,499	27.3%	30,083	27.4%
Support and maintenance	21,628	16.9%	19,349	16.2%	19,856	18.0%
Business management services	17,033	13.3%	14,595	12.2%	13,318	12.1%

Total costs of sales	74,483	58.3%	66,443	55.5%	63,257	57.5%

Gross profit	53,259	41.7%	53,221	44.5%	46,756	42.5%
Operating expenses:
Sales and marketing	9,081	7.2%	8,872	7.5%	9,400	8.6%
General and administrative	20,809	16.3%	20,638	17.2%	18,308	16.6%

Total operating expenses	29,890	23.4%	29,510	24.7%	27,708	25.2%

Operating income	23,369	18.3%	23,711	19.8%	19,048	17.3%
Other income (expense):
Interest income	728	0.6%	940	0.8%	1,203	1.1%

Total other income	728	0.6%	940	0.8%	1,203	1.1%

Income before taxes	24,097	18.9%	24,651	20.6%	20,251	18.4%
Income taxes	8,914	7.0%	9,213	7.7%	7,335	6.7%

Net Income	$15,183	11.9%	$15,438	12.9%	$12,916	11.7%

2009 Compared to 2008

Revenues. Total revenues increased by 6.8%, or $8.1 million, from 2008. There were no significant changes in the makeup or mix of our revenue streams during the year.

System sales revenues increased by 2.1%, or $0.9 million, compared to 2008. We completed financial and patient software system installations at 33 new hospital clients in 2009, compared to installations at 27 new hospital clients in 2008. System sales to existing customers in 2009 was 66.8% of total revenues as compared to 62.7% for 2008.

Support and maintenance revenues increased by 4.8%, or $2.6 million, from 2008. The increase in revenues from support and maintenance was attributable to an increase in recurring revenues as a result of additional support and maintenance services to existing customers. We had 652 customers at December 31, 2009, compared to 656 at December 31, 2008. ASP services revenues increased by 15.3%, or $0.3 million, while ISP services revenues declined slightly during the year.

Business management service revenues increased by 18.8%, or $4.6 million, from 2008. Business management service revenues increased as a result of continued growth in customer demand for electronic billing and business office services such as private pay collections, insurance follow-up services and contract management services. Electronic billing revenues increased 9.4%, or $0.4 million, and business office services increased 22.8%, or $3.1 million. We were providing our full suite of business management services to 26 customers at December 31, 2009, compared to 20 customers at December 31, 2008.

Costs of Sales. Total costs of sales increased by 12.1%, or $8.0 million, from 2008. As a percentage of revenues, cost of sales increased to 58.3% for 2009, from 55.5% for 2008.

Cost of system sales increased by 10.2%, or $3.3 million, from 2008. The increase in cost of system sales was due to an increase in payroll and related costs due to additional personnel hired in anticipation of increased business from the ARRA. The gross margin on system sales decreased to 15.6% in 2009 from 21.8% in 2008. As a percentage of system sales, payroll and related expenses increased to 43.9% in 2009 from 38.5% in 2008, travel expense increased to 17.3% from 15.2%. Cost of software decreased to 2.6% from 4.3% due to the switch to Linux from Unix operating systems for most of our customers. Cost of equipment remained relatively flat at 18.8% in 2009 compared to 19.1% in 2008. We anticipate that cost of system sales will remain elevated at least through the first half of 2010.

Cost of support and maintenance increased 11.8%, or $2.3 million, from 2008. The increase in the cost of support and maintenance was due to an increase in payroll and related costs of 14.5%, or $2.3 million, as the result of additional hiring in anticipation of increased business from the ARRA. The gross margin on support and maintenance revenues decreased to 61.3% for 2009 from 63.7% for 2008. Because the same personnel that conduct system installations also provide support and maintenance services, the hiring of additional personnel affects both services relatively equally. As such, we anticipate that costs of support and maintenance will remain elevated at least through the first half of 2010.

Our costs associated with business management services increased 16.7%, or $2.4 million, from 2008. The gross margin on business management services increased to 42.1% for 2009 from 41.1% for 2008 due to the realization of economies of scale of our existing business management staff across a larger customer base. Payroll related expenses increased $0.3 million due to additional employees hired to support our growing business office management services. Contract labor increased $1.7 million as we moved to utilizing more staffing services to control turnover and benefit costs. Postage costs increased $0.3 million as a result of an increase in transaction volumes as well as a postage rate increase in May of 2009. We opened a new business management services office in Monroe, Louisiana during the first half of 2009 which temporarily impacted costs during the ramp-up phase to get this office fully operational.

Sales and Marketing Expenses. Sales and marketing expenses increased 2.4%, or $0.2 million, from 2008. The increase was attributable to increased sales commission expense.

General and Administrative Expenses. General and administrative expenses remained relatively flat, increasing only 0.8%, or $0.2 million, from 2008. Bad debt expense decreased $0.3 million from 2008 even though we saw some slowing of collections in the second half of 2009. Bad debt expense in 2008 was largely effected by a single customer, whereas bad debt exposure in 2009 was much less concentrated. Group health insurance expense increased $0.8 million during the year as the result of negative claims experience. We began a wellness program during the year to hopefully stem the trend of increasing healthcare costs. Legal and accounting expense decreased $0.2 million during the year as the result of non-recurring expenses and contract settlements in 2008. Shipping costs also decreased $0.2 million due to better contract negotiation with shippers.

As a result of the foregoing factors, income before taxes decreased by 2.2%, or $0.6 million, from 2008.

Income Taxes. Our effective income tax rate for the years ended December 31, 2009 and 2008 was 36.9% and 37.3%, respectively. During these years, we utilized work opportunity and research and development tax credits to lower our effective tax rate. These tax credits have not been renewed and as a result, our effective income tax rate in future years may increase.

2008 Compared to 2007

Revenues. Total revenues increased by 8.8%, or $9.7 million, from 2007.

System sales revenues increased by 9.5%, or $3.6 million, from 2007. We completed financial and patient software system installations at 27 new hospital clients in 2008, compared to installations at 26 new hospital clients in 2007. System sales to existing customers in 2008 was 63% of total revenues as compared to 68% for 2007.

Support and maintenance revenues increased by 5.7%, or $2.8 million, from 2007. The increase in revenues from support and maintenance was attributable to an increase in recurring revenues as a result of a larger customer base and additional support and maintenance services to existing customers. We had 656 customers at December 31, 2008, compared to 630 at December 31, 2007. ASP services revenues increased by 9.5%, or $0.2 million, due to a net increase of 5 ASP clients in 2008. ISP services revenues remained flat.

Business management service revenues increased by 14.9%, or $3.2 million, from 2007. Business management service revenues increased as a result of continued growth in customer demand for electronic billing and business office services such as private pay collections, insurance follow-up services and contract management services. Electronic billing revenues increased 14.0% and business office services increased 21.1%. We were providing our full suite of business management services to 20 customers at December 31, 2008, compared to 19 customers at December 31, 2007.

Costs of Sales. Total costs of sales increased by 5.0%, or $3.2 million, from 2007. As a percentage of revenues, cost of sales decreased to 55.5% for 2008, from 57.5% for 2007.

Cost of system sales increased by 8.0%, or $2.4 million, from 2007. The increase in cost of system sales was due to an increase in the average size and in the number of new system sales. The gross margin on system sales increased to 21.8% in 2008 from 20.8% in 2007. This increase was primarily due to relatively fixed employee headcount and payroll expenses with increased system sales. As a percentage of system sales, payroll and related expenses decreased to 38.5% in 2008 from 41.6% in 2007, travel expense increased to 15.2% from 14.6% and cost of software increased to 4.3% from 3.5%. Cost of equipment increased to 19.1% in 2008 from 17.1% in 2007 due to increased costs of system configurations of computers and related peripheral equipment during the year. The Company seeks to control cost of system sales primarily through the management of staffing levels.

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

Our costs associated with business management services increased 9.6%, or $1.3 million, from 2007. The increase in the cost of business management services was primarily due to increased payroll related expense of $0.7 million due to additional employees hired to support our growing business office management services. Contract labor also increased $0.4 million as we moved to utilizing more staffing services to control turnover and benefit costs. Postage costs increased $0.2 million as a result of an increase in transaction volumes as well as a postage rate increase in May of 2008. The gross margin on business management services increased to 41.1% for 2008, from 38.2% for 2007 due to the realization of economies of scale of our existing business management staff across a larger customer base.

Sales and Marketing Expenses. Sales and marketing expenses decreased 5.6%, or $0.5 million, from 2007. The decrease in sales and marketing expenses was attributable to decreased sales commission expense of $0.4 million and travel related expenses of $0.1 million. We had an attrition of 2 salespersons during the year, the territories of which were absorbed by existing sales staff.

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

Income Taxes. Our effective income tax rate for the years ended December 31, 2008 and 2007 was 37.3%, and 36.2%, respectively. During these years, we utilized work opportunity and research and development tax credits to lower our effective tax rate.

Liquidity and Capital Resources

As of December 31, 2009, we had $4.4 million in cash and cash equivalents. Management believes that cash and investments plus cash generated from our normal operating activities should be adequate to fund our business through the remainder of 2010. Our principal source of liquidity has been cash provided by operating activities. Cash provided by operating activities has been used primarily to fund the growth in our business and return cash to our shareholders in the form of dividends. Because of our cash position, our Board of Directors decided to begin paying a quarterly dividend in 2003. We declared and paid dividends in the aggregate amount of $15.8 million in 2009, $15.6 million in 2008, and $15.5 million in 2007. We believe that paying dividends is an effective way of providing an investment return to our stockholders and a beneficial use of our cash. However, the declaration of dividends by CPSI is subject to the discretion of our Board of Directors. Our Board of Directors will continue to take into account such matters as general business conditions, our financial results and such other factors as our Board of Directors may deem relevant.

Net cash provided by operating activities totaled $8.8 million, $15.7 million and $19.1 million for 2009, 2008 and 2007, respectively. The decrease in net cash provided by operating activities in 2009 predominantly resulted from an increase in accounts receivable and financing receivables. We experienced an increase in requests by customers for payment terms and financing arrangements in 2009 as a result of the deteriorating financial markets and decreasing availability of credit from third parties. We also experienced a slowing of collections in the second half of 2009. These financing arrangements and slowing collections negatively affect our short-term operating cash flow and cash available.

Net cash used in investing activities totaled $2.2 million, $1.6 million and $1.8 million for 2009, 2008 and 2007, respectively. In 2009, we purchased $0.8 million of property and equipment. We also purchased investments in the net amount of $1.3 million which are classified as available for sale. In 2008, we purchased investments in the amount of $0.5 million which are classified as available for sale. We also purchased $1.1 million of property and equipment. In 2007, we used cash of $0.6 million for the purchase of investments and $1.2 million for the purchase of property and equipment.

Net cash used in financing activities totaled $14.0 million, $14.2 million and $14.3 million for 2009, 2008 and 2007, respectively. During 2009, we declared and paid dividends in the aggregate amount of $15.8 million. We also received proceeds of $1.3 million and a tax benefit of $0.4 million from the exercise of employee stock options. During 2008, we declared and paid dividends in the aggregate amount of $15.6 million. We also received proceeds of $1.2 million and a tax benefit of $0.2 million from the exercise of employee stock options. During 2007, we declared and paid dividends in the aggregate amount of $15.5 million and received proceeds of $1.0 million and a tax benefit of $0.2 million from the exercise of employee stock options.

Our days sales outstanding for the years 2009, 2008 and 2007 were 56, 48 and 48 days, respectively.

We currently do not have a bank line of credit or other credit facility in place. Because we have no debt, we are not subject to contractual restrictions or other influences on our operations, such as payment demands and restrictions on the use of operating funds that are typically associated with debt. If we borrow money in the future, we will likely be subject to operating and financial covenants that could limit our ability to operate as profitably as we have in the past. Defaults under applicable loan agreements could result in the demand by lenders for immediate payment of substantial funds and substantial restrictions on expenditures, among other things. Due to the current economic recession and disruption in the capital and credit markets, additional capital, if needed, may not be available on terms favorable to the Company, or at all.

Related Party Transactions

We lease our corporate headquarters campus from C.P. Investments, Inc., an Alabama corporation, the stockholders of which are John Morrissey, John Heyer, Bob O’Donnell, Elissa Stillings, Kevin P. Wilkins, Tabitha M. Wilkins Olzinski, Ellen M. Harvey, Michael K. Muscat, Jr. and Susan M. Slaton. All of these individuals are either stockholders of CPSI, or, in the case of Ms. Stillings, the spouse of a stockholder. Additionally, Mr. Muscat is one of our executive officers, and Ms. Harvey, Mr. Muscat and Ms. Slaton are the children of one of our directors. In 2009, we made total lease payments in the amount of $1,697,478 to C.P. Investments, Inc. Under these lease agreements, we expect to make annual lease payments in 2010 in the amount of $1,697,479, subject to adjustment as set forth in the agreements. The annual rent payable under these leases has been determined by an independent, third-party appraisal firm. The parties may agree, from time to time, to make adjustments in the annual rent payable under these leases based on subsequent third-party appraisals.

Contractual Obligations

Our real estate leases, most of which are with related parties as described above, are the only material contractual obligations requiring payments in the future. Our payments under these leases subsequent to December 31, 2009, are set forth below:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Operating lease obligations	$6,928,600	$2,124,036	$3,315,109	$1,228,064	$261,391

The table above excludes any amounts related to the $537,000 of unrecognized tax benefit as the Company cannot make a reasonably reliable estimate of the periods of cash settlements with the respective taxing authorities. See note 5 to the financial statements for additional information.

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

The lease has an initial term of five years and continues from year to year thereafter until terminated. We are contingently liable as guarantor under the lease such that, if at any time prior to the termination of the lease, Solis Healthcare (i) enters into bankruptcy or (ii) defaults for more than 60 days in its payments or performance under the lease, we will be obligated to perform under the guaranty by making the required lease payments, including late fees and penalties. The guaranty runs for the entire term of the lease; however, the maximum potential amount of future payments that we would be required to make to Winthrop under the guaranty is $2,145,000, plus any fees and costs that Winthrop incurs in collecting amounts due under the lease (including attorney’s fees and costs). We recorded $2,154,389, the amount billed to date for the new system installation, as revenue during the first quarter of 2008. Due to the contingent nature of the guaranty, the maximum amount of the guaranty is not recorded on our balance sheet; however, when necessary, we record reserves to cover potential losses. A liability in the amount of $148,220, the estimated fair value of the guaranty, is recorded on our balance sheet as an other accrued liability at December 31, 2009. See Note 11 to the financial statements for additional information.

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

Revenue Recognition. We recognize revenue in accordance with the accounting principles required by the Software topic and Revenue Recognition subtopic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”) and those prescribed by the SEC. These standards require that four basic criteria must be met before revenues can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on our judgment regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause us to determine these criteria are not met for certain future transactions, revenues recognized for any reporting period could be adversely affected.

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

Estimates. The Company uses estimates to record certain transactions and liabilities. These estimates are generally based on managements’ best judgement, past experience, and utilization of third party services such as actuarial and other expert services. Because these estimates are subjective and variable, actual results could differ significantly from these estimates. Significant estimates included in our financial statements include those for self-insurance reserves under our health insurance plan, reserves for uncertain tax positions, bad debt allowances and legal liability exposure or lack thereof.

Backlog

Backlog consists of revenues we reasonably expect to recognize over the next twelve months under existing contracts. The revenues to be recognized may relate to a combination of one-time fees for system sales, and recurring fees for support, business management, ASP and ISP services. As of December 31, 2009, we had a twelve-month backlog of approximately $23.5 million in connection with non-recurring system purchases and approximately $85.2 million in connection with recurring payments under support, business management, ASP and ISP contracts.

Quantitative and Qualitative Disclosures about Market and Interest Rate Risk

Our exposure to market risk relates primarily to the potential change in the value of our investment portfolio as a result of fluctuations in interest rates. The primary purpose of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk of loss. As of December 31, 2009, our investment portfolio consisted of a variety of financial instruments, including, but not limited to, money market securities and high quality government and corporate obligations. It is our intent to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk, and reinvestment risk. We do not hold financial instruments for trading or other speculative purposes. The securities in our investment portfolio are classified as available-for-sale and, consequently, are recorded on our balance sheet as a current asset at fair market value with their unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

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

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of December 31, 2009 and 2008.

	Aggregate Fair Value		Weighted Average Interest Rate
	2009	2008	2009	2008
Cash and Cash Equivalents:
Cash	$1,632,503	$2,047,289	0.00%	0.00%
Money market funds	—	6,969,523	0.00%	1.19%
Certificates of deposit	2,754,260	2,727,654	0.70%	2.90%

Total cash and cash equivalents	$4,386,763	$11,744,466

Short-Term Investments: (1)
Accrued Income	$151,790	$180,223	0.00%	0.00%
Money market funds	160,105	269,953	0.40%	1.59%
Commercial Paper	—	200,000	0.00%	0.00%
Obligations of the U.S. Treasury, U.S Government corporations and agencies	2,495,033	3,959,406	3.47%	4.59%
Corporate Bonds	2,746,915	2,963,240	5.36%	4.78%

Total short-term investments	$5,553,843	$7,572,822

Long-Term Investments: (2)
Obligations of the U.S. Treasury, U.S Government corporations and agencies	$2,167,663	$880,331	1.89%	3.66%
Mortgage backed securities	153,820	189,724	5.00%	5.00%
Corporate debt securities	5,367,792	3,202,769	4.65%	5.05%

Total long-term investments	$7,689,275	$4,272,824

(1)	Reflects instruments with a contractual maturity of less than one year.
(2)	Reflects instruments with a contractual maturity of one year or more.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Computer Programs and Systems, Inc.’s (“CPSI”) internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. CPSI’s internal control over financial reporting includes those policies and procedures that:

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

Management assessed the effectiveness of CPSI’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management believes that CPSI maintained effective internal control over financial reporting as of December 31, 2009.

The independent registered public accounting firm, Grant Thornton LLP, has audited the financial statements as of and for the year ended December 31, 2009, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting included in this report on page 41.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENTS

To the Board of Directors and Shareholders of

Computer Programs and Systems, Inc.:

We have audited the accompanying balance sheets of Computer Programs and Systems, Inc. (a Delaware corporation) as of December 31, 2009 and 2008, and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 8. These financial statements and financial statement schedule are the responsibility of Computer Programs and Systems, Inc.’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Computer Programs and Systems, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Computer Programs and Systems, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 5, 2010 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Atlanta, Georgia

March 5, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of

Computer Programs and Systems, Inc.:

We have audited Computer Programs and Systems, Inc.’s (a Delaware Corporation) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Computer Programs and Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Computer Programs and Systems, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Computer Programs and Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Computer Programs and Systems, Inc. as of December 31, 2009 and 2008 and the related statements of income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 5, 2010 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Atlanta, Georgia

March 5, 2010

COMPUTER PROGRAMS AND SYSTEMS, INC.

Balance Sheets

	December 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$4,386,763	$11,744,466
Investments	13,243,118	11,845,646
Accounts receivable, net of allowance for doubtful accounts of $759,000 and $628,000, respectively	19,472,642	15,600,865
Financing receivables, current portion	3,767,613	2,357,014
Inventories	1,703,668	1,374,302
Deferred tax assets	1,526,605	1,331,708
Prepaid income taxes	867,825	319,152
Prepaid expenses	705,481	501,265

Total current assets	45,673,715	45,074,418
Property and equipment
Land	936,026	936,026
Maintenance equipment	3,819,469	3,442,925
Computer equipment	6,687,155	5,818,875
Office furniture and equipment	2,479,587	1,749,348
Automobiles	132,926	132,926

	14,055,163	12,080,100
Less accumulated depreciation	(9,039,396)	(7,267,069)

Net property and equipment	5,015,767	4,813,031
Financing receivables	3,761,239	2,979,639

Total assets	$54,450,721	$52,867,088

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,212,085	$1,829,505
Deferred revenue	3,582,870	3,728,356
Accrued vacation	2,606,043	2,297,116
Other accrued liabilities	2,846,349	3,996,547

Total current liabilities	11,247,347	11,851,524

Deferred tax liabilities	512,103	456,394

Stockholders’ equity:
Common stock, $0.001 par value; 30,000,000 shares authorized; 10,972,757 and 10,893,751 shares issued and outstanding	10,973	10,894
Additional paid-in capital	29,679,385	27,006,573
Accumulated other comprehensive income	100,103	56,715
Retained earnings	12,900,810	13,484,988

Total stockholders’ equity	42,691,271	40,559,170

Total liabilities and stockholders’ equity	$54,450,721	$52,867,088

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Statements of Income

	Year ended December 31,
	2009	2008	2007
Sales revenues:
System sales	$42,455,364	$41,581,002	$37,981,258
Support and maintenance	55,884,446	53,324,398	50,477,558
Business management services	29,402,215	24,758,690	21,553,979

Total sales revenues	127,742,025	119,664,090	110,012,795

Costs of sales:
System sales	35,821,890	32,498,956	30,082,999
Support and maintenance	21,627,822	19,349,244	19,856,210
Business management services	17,033,502	14,594,711	13,317,539

Total costs of sales	74,483,214	66,442,911	63,256,748

Gross profit	53,258,811	53,221,179	46,756,047

Operating expenses:
Sales and marketing	9,081,393	8,872,137	9,400,341
General and administrative	20,808,616	20,638,012	18,308,107

Total operating expenses	29,890,009	29,510,149	27,708,448

Operating income	23,368,802	23,711,030	19,047,599

Other income:
Interest income	727,816	940,191	1,203,332

Income before taxes	24,096,618	24,651,221	20,250,931

Income taxes	8,913,335	9,213,226	7,335,323

Net income	$15,183,283	$15,437,995	$12,915,608

Net income per share - basic	$1.39	$1.42	$1.20

Net income per share - diluted	$1.39	$1.42	$1.19

Weighted average shares outstanding
Basic	10,953,747	10,849,060	10,795,013
Diluted	10,955,167	10,867,669	10,837,817

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Statements of Stockholders’ Equity

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income(Loss)	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2006	10,756,381	$10,756	$22,427,967	$(7,333)	$16,275,100	$38,706,490

Net income	—	—	—	—	12,915,608	12,915,608
Issuance of common stock	60,383	60	996,499	—	—	996,559
Forfeiture of restricted stock	(9,320)	(9)	9	—	—	—
Unrealized gain on investments held for sale, net of tax	—	—	—	52,158	—	52,158
Stock-based compensation	—	—	1,024,975	—	—	1,024,975
Dividends	—	—	—	—	(15,526,788)	(15,526,788)
Income tax benefit from stock option exercises	—	—	209,368	—	—	209,368

Balance at December 31, 2007	10,807,444	$10,807	$24,658,818	$44,825	$13,663,920	$38,378,370

Net income	—	—	—	—	15,437,995	15,437,995
Issuance of common stock	86,307	87	1,152,207	—	—	1,152,294
Unrealized gain on investments held for sale, net of tax	—	—	—	11,890	—	11,890
Stock-based compensation	—	—	914,147	—	—	914,147
Dividends	—	—	—	—	(15,616,927)	(15,616,927)
Income tax benefit from restricted stock dividends	—	—	43,278	—	—	43,278
Income tax benefit from stock option exercises	—	—	238,123	—	—	238,123

Balance at December 31, 2008	10,893,751	$10,894	$27,006,573	$56,715	$13,484,988	$40,559,170

Net income	—	—	—	—	15,183,283	15,183,283
Issuance of common stock	79,006	79	1,303,520	—	—	1,303,599
Unrealized gain on investments held for sale, net of tax	—	—	—	43,388	—	43,388
Stock-based compensation	—	—	919,980	—	—	919,980
Dividends	—	—	—	—	(15,767,461)	(15,767,461)
Income tax benefit from restricted stock dividends	—	—	30,482	—	—	30,482
Income tax benefit from stock option exercises	—	—	418,830	—	—	418,830

Balance at December 31, 2009	10,972,757	$10,973	$29,679,385	$100,103	$12,900,810	$42,691,271

See accompanying notes

COMPUTER PROGRAMS AND SYSTEMS, INC.

Statements of Cash Flows

	Year ended December 31,
	2009	2008	2007
Operating Activities
Net income	$15,183,283	$15,437,995	$12,915,608
Adjustments to net income:
Provision for bad debt	1,076,491	1,338,135	90,017
Deferred taxes	(166,942)	(61,894)	41,988
Stock based compensation	919,980	914,147	1,024,975
Income tax benefit from stock option exercises	(418,830)	(238,123)	(209,368)
Income tax benefit from restricted stock dividends	(30,482)	(43,278)	—
Depreciation	1,772,327	1,811,097	1,968,501
Changes in operating assets and liabilities:
Accounts receivable	(4,948,268)	(2,605,066)	(328,160)
Financing receivables	(2,192,199)	(1,279,227)	516,769
Inventories	(1,475,326)	75,861	217,955
Prepaid expenses	(204,216)	4,300	(186,032)
Accounts payable	382,580	112,624	512,603
Deferred revenue	(145,487)	147,648	1,306,117
Other liabilities	(841,270)	674,561	408,228
Prepaid income taxes	(99,360)	(579,739)	858,781

Net cash provided by operating activities	8,812,281	15,709,041	19,137,982

Investing Activities
Purchases of property and equipment	(829,103)	(1,115,102)	(1,222,328)
Purchases of investments	(2,826,331)	(472,258)	(548,898)
Sale of investments	1,500,000	—	—

Net cash used in investing activities	(2,155,434)	(1,587,360)	(1,771,226)

Financing Activities
Proceeds from exercise of stock options, net	1,303,599	1,152,294	996,559
Dividends paid	(15,767,461)	(15,616,927)	(15,526,788)
Income tax benefit from stock option exercises	418,830	238,123	209,368
Income tax benefit from restricted stock dividends	30,482	43,278	—

Net cash used in financing activities	(14,014,550)	(14,183,232)	(14,320,861)

Increase (decrease) in cash and cash equivalents	(7,357,703)	(61,551)	3,045,895

Cash and cash equivalents at beginning of year	11,744,466	11,806,017	8,760,122

Cash and cash equivalents at end of year	$4,386,763	$11,744,466	$11,806,017

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$8,759,003	$9,647,407	$6,434,464
Reclassification of inventory to property and equipment	$1,145,960	$—	$—

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

1. NATURE OF OPERATIONS

Computer Programs and Systems, Inc. (CPSI or the Company) is a healthcare information technology solutions provider which was formed and commenced operations in 1979. The Company provides, on an integrated basis, enterprise-wide clinical management, access management, patient financial management, health information management, strategic decision support, resource planning management and enterprise application integration solutions to healthcare organizations throughout the United States. Additionally, CPSI provides other information technology solutions, including business management services, remote hosting, networking technologies and other related services. The Company operates in a single segment reporting to the chief executive officer, based on the criteria of FASB Codification topic, Segment Reporting.

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

Investments are comprised of the following at December 31, 2009:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short term investments (cash and accrued income)	$311,895	$—	$—	$311,895
Obligations of U.S. Treasury, U.S. government corporations and agencies	4,648,496	15,047	847	4,662,696
Mortgaged backed securities	153,083	737	—	153,820
Corporate bonds	7,965,541	149,430	264	8,114,707

	$13,079,015	$165,214	$1,111	$13,243,118

During 2009, the Company had an aggregate realized loss of $121,399 on the sale of investments.

Shown below are the amortized cost and estimated fair value of securities with fixed maturities at December 31, 2009, by contract maturity date. Actual maturities may differ from contractual maturities because issuers of certain securities retain early call or prepayment rights.

	Amortized Cost	Fair Value
Due in 2010	$5,516,542	$5,553,843
Due in 2011	3,746,330	3,827,296
Due in 2012	3,663,060	3,708,159
Due thereafter	153,083	153,820

	$13,079,015	$13,243,118

Investments are comprised of the following at December 31, 2008:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short term investments	$650,092	$83	$—	$650,175
Obligations of U.S. Treasury, U.S. government corporations and agencies	4,753,603	86,135	—	4,839,738
Mortgaged backed securities	197,026	—	7,302	189,724
Corporate bonds	6,151,949	44,569	30,509	6,166,009

	$11,752,670	$130,787	$37,811	$11,845,646

Income Taxes

We account for income taxes in accordance with FASB Codification topic – Income Taxes. Under this topic, deferred income taxes are determined utilizing the asset and liability approach. This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of assets and liabilities. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We recognize interest and penalties accrued related to unrecognized tax benefits as components of our income tax provision.

We also make a provision for uncertain income tax positions in accordance with the Income Taxes Codification topic. These provisions require that a tax position taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement. The topic also requires that changes in judgement that result in subsequent recognition, derecognition, or change in a measurement date of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the interim period in which the change occurs.

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

Inventories

Inventories are stated at cost using the average cost method. The Company’s inventories are composed of computer equipment, forms and supplies. For cash flow presentation, inventory used by the Company and capitalized as property and equipment is shown as a non-cash item beginning in 2009.

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

Revenue Recognition

The Company recognizes revenue in accordance with accounting principles generally accepted in the United States of America, principally those required by the Software topic and Revenue Recognition subtopic of the Codification and those prescribed by the SEC.

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

The Company accounts for ASP contracts in accordance with the requirements of the Hosting Arrangement section under the Software topic and Revenue Recognition subtopic of the FASB Codification. The Codification states that the software element of ASP services should not be accounted for as a hosting arrangement “if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party related to the vendor to host the software.” Each ASP contract includes a system purchase and buyout clause, and this clause specifies the total amount of the system buyout. In addition, a clause is included which states that should the system be bought out by the customer, the customer would be required to enter into a general support agreement (for post-contract support services) for the remainder of the original ASP term. Accordingly, the Company has concluded that ASP customers do not have the right to take possession of the system without significant penalty (i.e. the purchase price of the system), and thus ASP revenue of CPSI falls within the scope of the Hosting Arrangement section of the Codification. In accordance with SEC regulations, revenue is recognized when the services are performed.

Revenue for ISP and business management services are recognized in the period in which the services are performed.

The Company collects various taxes from customers and remits these amounts to applicable taxing authorities. The Company’s accounting policy is to exclude these taxes from revenues and cost of sales.

Stock Based Compensation

The Company accounts for stock based compensation according to the provisions of FASB Codification topic, Compensation – Stock Compensation, which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date based on the fair value of the award, and is recognized as an expense on a straight-line basis over the employee’s requisite service period.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs totaled approximately $2,472,000, $1,833,000 and $1,881,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Research and development expense is included in cost of support and maintenance in the accompanying statements of income.

Advertising

Advertising costs are expensed as incurred. Advertising expense was approximately $15,000, $70,000 and $15,000, for the years ended December 31, 2009, 2008 and 2007, respectively, and are recorded in sales and marketing expenses in the accompanying statements of income.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and included in general and administrative expenses. Shipping and handling costs totaled approximately $898,000, $1,208,000 and $1,074,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Accounting Standards Adopted by CPSI in 2009

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

In May 2009, the FASB issued Codification topic, Subsequent Events. This Codification topic establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Codification provides guidance regarding the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted the Subsequent Events topic of the Codification in the second quarter of 2009 and evaluates all subsequent events through the date the financial statements are issued. For the year ended December 31, 2009, we evaluated, for potential recognition and disclosure, events that occurred through the date of issuance of these financial statements. The adoption of this topic has not had a material effect on the Company’s financial statements.

In August 2009, the FASB amended Codification topic, Fair Value Measurements and Disclosures, to clarify how entities should estimate the fair value of liabilities. The amendments provide clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following valuation techniques: (1) a valuation technique that uses (a) the quoted price of the identical liability when traded as an asset or (b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or (2) another valuation technique that is consistent with fair value principles such as an income or market approach. The amendments also clarify that when estimating the fair value of a liability, a reporting entity is not required to consider the existence of transfer restrictions on that liability. The Company adopted the amended guidance effective October 1, 2009. The adoption did not have a material impact on the Company’s financial condition and results of operations.

Recently Issued Accounting Pronouncements Not Yet Adopted

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-14, Software: Certain Revenue Arrangements That Include Software Elements. This update addresses revenue recognition in situations where products or services are sold along with incidental software components. The update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company has not yet determined whether this update will have a material impact on its financial statements.

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

3. ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following at December 31, 2009 and 2008:

	2009	2008
Salaries and benefits	$1,378,473	$2,686,862
Commissions	182,525	374,990
Self-Insurance reserves	510,900	395,900
Unrecognized tax benefit	536,717	207,451
Other	237,734	331,344

	$2,846,349	$3,996,547

4. NET INCOME PER SHARE

The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. The difference between basic and diluted EPS is solely attributable to stock options. The Company uses the treasury stock method to calculate the impact of outstanding stock options. For the years ended December 31, 2009, 2008, and 2007 these dilutive shares were 1,420, 18,609, and 42,804, respectively.

5. INCOME TAXES

The Company accounts for income taxes in accordance with the FASB’s Codification topic, Income Taxes. These provisions require a company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

We applied these provisions to all tax positions for which the statute of limitations remained open. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008
Beginning Balance	$207,000	$—
Additions based on tax positions related to the current year	55,000	—
Additions for tax positions of prior years	275,000	207,000
Reductions for tax positions of prior years	—	—

Ending balance	$537,000	$207,000

The total amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $537,000.

The Company classifies interest and penalties arising from the underpayment of income taxes in the statements of income under general and administrative expenses. As of December 31, 2009, we had no accrued interest or penalties related to uncertain tax positions as amounts are considered immaterial. The tax years 2004 – 2008 remain open to federal examination and to other taxing jurisdictions to which we are subject. The federal returns for the tax years 2004, 2005, and 2006 are currently under examination by Internal Revenue Service, primarily in relation to research credits claimed on those returns by the Company.

It is reasonably possible that the amount of unrecognized tax benefits, inclusive of related interest, will change in the next twelve months. At December 31, 2009, there is no estimated increase or decrease in the amount of unrecognized tax benefits.

Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Deferred tax assets and liabilities are comprised of the following at December 31, 2009 and 2008:

	2009	2008
Deferred tax assets:
Accounts receivable	$296,194	$245,008
Accrued vacation	1,027,065	895,875
Stock compensation	390,847	382,291
Accrued liabilities	325,153	322,248

Total deferred tax assets	$2,039,259	$1,845,422

Deferred tax liabilities:
Other comprehensive income	$64,001	$36,247
Depreciation	960,756	933,861

Total deferred tax liabilities	$1,024,757	$970,108

Significant components of the income tax provision for the year ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Current provision:
Federal	$7,280,943	$7,512,603	$5,834,031
State	1,799,334	1,762,517	1,459,304
Deferred provision:
Federal	(149,820)	(50,132)	37,524
State	(17,122)	(11,762)	4,464

Total income tax provision	$8,913,335	$9,213,226	$7,335,323

The difference between income taxes at the U.S. federal statutory income tax rate of 35% and those reported in the statements of income for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Income taxes at U.S. Federal statutory rate	$8,433,816	$8,627,927	$7,087,826
State income tax, net of federal tax effect	1,152,445	1,148,528	934,122
Impact of tax credits	(583,010)	(454,219)	(428,461)
Other	(89,916)	(109,010)	(258,164)

	$8,913,335	$9,213,226	$7,335,323

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

The following table shows total stock-based compensation expense for the years ended December 31, 2009, 2008 and 2007, included in the Statements of Income:

	2009	2008	2007
Costs of sales	$299,988	$299,988	$419,523
Operating expenses	$619,992	614,159	605,452

Pre-tax stock-based compensation expense	$919,980	914,147	1,024,975
Less: income tax effect	$358,792	356,517	404,865

Net stock-based compensation expense	$561,188	557,630	620,110

Basic and diluted per share impact	$0.05	$0.05	$0.06

Cash flows resulting from excess tax benefits are required to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result, $418,830, $238,123 and $209,368 of excess tax benefits for the years ended December 31, 2009, 2008 and 2007, respectively, have been classified as a financing cash inflow. In addition to stock option exercises, the Company also pays dividends on shares of unvested restricted stock which resulted in excess tax benefits of $30,482 and $43,278 for the years ended December 31, 2009 and 2008, respectively, which are classified as cash flows from financing activities.

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

Stock options granted under the 2002 Stock Option Plan to executive officers of the Company became vested as to all of the shares covered by such grant on the fifth anniversary of the grant date and expire on the seventh anniversary of the grant date. Stock options granted under the 2002 Stock Option Plan to employees other than executive officers became vested as to 50% of the shares covered by the option grant on the third anniversary of the grant date and as to 100% of such shares on the fifth anniversary of the grant date. In addition, options became vested upon termination of employment resulting from death, disability or retirement. Such options expired on the seventh anniversary of the grant date.

Under the methodology of the Codification, the fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes option pricing model. The multiple option approach was used, with assumptions for expected option life of 5 years and 44% expected volatility for the market price of the Company’s stock in 2002. An estimated dividend yield of 3% was used. The risk-free rate of return was determined to be 2.79% in 2002. No options were granted in 2009, 2008 or 2007. There were no outstanding options as of December 31, 2009.

A summary of stock option activity under the 2002 Stock Option Plan is as follows:

	2009		2008		2007
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	82,608	$16.50	152,444	$16.50	222,597	$16.50
Granted	—	—	—	—	—	—
Exercised	(79,006)	16.50	(69,836)	16.50	(60,383)	16.50
Forfeited	(3,602)	16.50	—	16.50	(9,770)	16.50

Outstanding at end of year	—	$16.50	82,608	$16.50	152,444	$16.50

Exercisable at end of year	—	$16.50	82,608	$16.50	152,444	$16.50

Shares available for future grants under the plan as end of year		495,134		495,134		495,134

The aggregate intrinsic value (as measured by the difference between the exercise and strike price) of options exercised during the years ended December 31, 2009, 2008 and 2007 was $1,145,689, $728,695 and $823,493, respectively.

As of December 31, 2009, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the existing stock option plan.

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

On May 17, 2006, the Compensation Committee of the Board of Directors approved the grant of 17,810 shares of restricted stock, effective May 17, 2006, to the Chief Operating Officer of the Company. The grant date fair value was $42.11 per share. The restricted stock vests in five equal annual installments commencing January 30, 2007, and each January 30 thereafter.

On October 31, 2007, the Company’s then current Chief Financial Officer resigned his position. Upon resignation, 9,320 shares of unvested restricted stock which had been granted to him under the 2005 Restricted Stock Plan were forfeited. The forfeiture of these shares resulted in the reversal of previously recognized stock compensation expense of $91,663.

On January 23, 2008, the Compensation Committee of the Board of Directors approved the grant of 16,471 shares of restricted stock to the Company’s Vice President – Finance and Chief Financial Officer. The grant date fair value was $21.25 per share. The restricted stock vests in five equal annual installments commencing January 30, 2009, and each January 30 thereafter.

A summary of activity under the 2005 Restricted Stock Plan during the years ended December 31, 2009, 2008 and 2007 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock outstanding at January 1, 2007	111,009	$42.77
Granted	—	—
Vested	22,202	42.81
Forfeited	9,320	42.91

Nonvested stock outstanding at December 31, 2007	79,487	$42.77

Granted	16,471	21.25
Vested	19,872	42.76
Forfeited	—	—

Nonvested stock outstanding at December 31, 2008	76,086	$38.10

Granted	—	—
Vested	23,166	39.71
Forfeited	—	—

Nonvested stock outstanding at December 31, 2009	52,920	$37.41

As of December 31, 2009, there was $1,132,227 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Restricted Stock Plan. This cost is expected to be recognized over a weighted-average period of 1.1 years.

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

8. FINANCING RECEIVABLES

The Company leases its information and patient care systems to certain healthcare providers under sales-type leases expiring in various years through 2015. These receivables typically have terms from 2 to 5 years, bear interest at various rates, and are usually collateralized by a security interest in the underlying assets. Since the Company has a history of successfully collecting amounts due under the original payment terms of these extended payment arrangements without making any concessions to its customers, the Company satisfies the requirement for revenue recognition. The Company’s history with these types of extended payment term arrangements supports management’s assertion that revenues are fixed and determinable and probable of collection.

The components of these lease receivables were as follows on December 31:

	2009	2008
Total minimum lease payments receivable	$6,155,967	$5,064,227
Less unearned income	(595,914)	(627,503)

Lease receivables	5,560,053	4,436,724
Less current portion	(1,798,814)	(1,457,085)

Amounts due after one year	$3,761,239	$2,979,639

Future minimum lease payments to be received subsequent to December 31, 2009 are as follows:

2010	$2,137,991
2011	1,623,833
2012	1,287,527
2013	825,605
2014	226,637
Thereafter	54,374

Total minimum lease payments to be received	6,155,967
Less unearned income	(595,914)

Net leases receivable	$5,560,053

The Company has also sold information and patient care systems to certain healthcare providers under extended payment terms. These receivables, included in current portion of financing receivables, typically have terms from 3 to 12 months. Total amounts receivable under these arrangements at December 31, 2009 and 2008 were $1,968,799 and $899,929, respectively.

9. BENEFIT PLANS

In January 1994, the Company adopted the Computer Programs & System, Inc. 401(k) Retirement Plan that covers all eligible employees of the Company who have completed one year of service. The plan allows eligible employees to contribute up to 15% of their pre-tax earnings up to the statutory limit prescribed by the Internal Revenue Service. The Company matches the first $1,000 contribution per participant plus a discretionary amount determined by the Company. The Company contributed approximately $1,222,000, $1,151,000 and $1,223,000 to the plan for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company provides certain health and medical benefits to eligible employees, their spouses and dependents pursuant to a benefit plan funded by the Company. Each participating employee contributes to the Company’s costs associated with such benefit plan. The Company’s obligation to fund this benefit plan and pay for these benefits is limited through the Company’s purchase of an insurance policy from a third-party insurer. The amount established as a reserve is intended to recognize the Company’s estimated obligations with respect to its payment of claims and claims incurred but not yet reported under the benefit plan. Management believes that the recorded liability for medical self-insurance at December 31, 2009 and 2008 is adequate to cover the losses and claims incurred, but these reserves are based on estimates and the amount ultimately paid may be more or less than such estimates.

10. OPERATING LEASES

The Company leases certain real property, most of which is owned by entities that are owned by one or more stockholders of the Company. The lease agreements have terms of ten years and expire between 2012 and 2015. The rental rate may be adjusted with the consent of the landlord and the Company. If mutual consent cannot be obtained, the rental rate will remain the same. For the years ended December 31, 2009, 2008 and 2007 total rent expense paid to related parties was approximately $1,700,000, $1,700,000 and $1,700,000, respectively.

The future minimum lease payments payable under operating leases subsequent to December 31, 2009 are as follows:

2010	$2,124,036
2011	2,124,036
2012	1,191,073
2013	633,532
2014	594,532
Thereafter	261,391

$6,928,600

11. COMMITMENTS AND CONTINGENCIES

As of December 31, 2009, the Company is contingently liable as guarantor on a lease obligation between Solis Healthcare, LP (“Solis Healthcare”) and Winthrop Resources Corporation (“Winthrop”). Winthrop purchased a software system from the Company and leased it to Solis Healthcare in the first quarter of 2008. The Company provided this guarantee in order to facilitate Solis Healthcare in leasing the new system. The lease has an initial term of five years and continues from year-to-year thereafter until terminated. The Company is contingently liable as guarantor under the lease such that, if at any time prior to the termination of the lease, Solis Healthcare (i) enters into bankruptcy or (ii) defaults for more than 60 days in its payments or performance under the lease, the Company will be obligated to perform under the guaranty by making the required lease payments, including late fees and penalties. The guarantee runs for the entire term of the lease; however, the maximum potential amount of future payments that the Company would be required to make to Winthrop under the guaranty is $2,145,000, plus any fees and costs that Winthrop incurs in collecting amounts due under the lease (including attorney’s fees and costs). The Company recorded $2,154,389, the amount billed for the new system installation less the fair value of the guaranty, as revenue during the first quarter of 2008. Due to the contingent nature of the guaranty, the maximum amount of the guaranty is not recorded on the balance sheet; however, when necessary reserves are recorded to cover potential losses. A liability in the amount of $148,220, the amortized fair value of the guaranty, is recorded on the balance sheet as an other accrued liability at December 31, 2009. As of March 5, 2010, we were not aware of any conditions that would effect the payment or performance risk of the lease obligation.

Effective during 2009, the Company began including language in its customer license agreements that its electronic health record (EHR) system, when used as prescribed by the Company, will provide the customer with the ability to achieve “meaningful use” of certified electronic health records as specified in the American Recovery and Reinvestment Act of 2009 (the “ARRA”). Final specifications have yet to be pronounced by the U.S. Department of Health and Human Services, but should be promulgated sometime in 2010. The Company believes that the possibility of its EHR system not meeting the to-be-promulgated “meaningful use” provisions is remote based on the fact that our EHR system has already obtained certification from the Certification Commission for Healthcare Information Technology (CCHITSM), the leading certification authority for healthcare information systems.

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. Management does not expect this to have a material adverse effect on the Company’s financial statements.

12. COMPREHENSIVE INCOME

FASB Codification topic – Comprehensive Income, requires the disclosure of certain revenue, expenses, gains and losses that are excluded from net income in accordance with accounting principles generally accepted in the United States of America. Total comprehensive income for the years ended December 31, 2009, 2008 and 2007 is as follows:

	Year ended December 31,
	2009	2008	2007
Net income as reported	$15,183,283	$15,437,995	$12,915,608
Other comprehensive income:
Unrealized gain on investments, net of taxes	43,388	11,890	52,158

Total comprehensive income	$15,226,671	$15,449,885	$12,967,766

13. FAIR VALUE

The Company adopted the provisions of FASB Codification topic, Fair Value Measurements and Disclousres, on January 1, 2008. These provisions establish a framework for measuring fair value and expands financial statement disclosures about fair value measurements. The provisions do not require any new fair value measurements, but rather apply to all other accounting pronouncements that require or permit fair value measurements. The provisions require that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The fair values of the Company’s available-for-sale securities are based on quoted prices in active markets for identical assets (Level 1) or evaluated prices based on a compilation of primarily observable market information or a broker-quote in a non-active market (Level 2). We generally apply fair value techniques on a non-recurring basis associated with (1) valuing potential impairment loss related to financing receivables accounted for pursuant to Codification topic, Leases, and (2) valuing potential impairment loss related to long-lived assets accounted for pursuant to Codification topic, Property, Plant and Equipment, when events or circumstances indicate as possible impairment.

The following table summarizes the carrying amounts and fair values of certain assets and liabilities at December 31, 2009:

	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$13,243,118	$8,235,918	$5,007,200	$—

There was no cumulative effect of adoption related to the Fair Value Measurements and Disclosures topic of the Codification, and the adoption did not have an impact on the Company’s financial position, results of operations or cash flows.

14. SUBSEQUENT EVENTS

On January 28, 2010, the Company announced a dividend for the first quarter of 2010 in the amount of $0.36 per share.

15. QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a summary of our results of operations for our eight most recent quarters ended December 31, 2009. The information for each of these quarters is unaudited and has been prepared on a basis consistent with the audited financial statements. This information includes all adjustments, consisting only of normal recurring adjustments, we consider necessary for fair presentation of this information when read in conjunction with the audited financial statements and related notes. Our operating results have varied on a quarterly basis and may fluctuate significantly in the future.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands except for share and per share data)
Year Ended December 31, 2009
Sales revenues	$30,136	$30,847	$33,008	$33,751
Gross profit	13,506	12,627	13,613	13,512
Operating income	6,288	5,335	6,105	5,640
Net income	4,025	3,541	4,021	3,596
Net income per share
Basic	0.37	0.32	0.37	0.33
Diluted	0.37	0.32	0.37	0.33
Weighted average shares outstanding
Basic	10,906,147	10,962,386	10,972,757	10,972,757
Diluted	10,911,905	10,962,386	10,972,757	10,972,757

Year Ended December 31, 2008
Sales revenues	$29,517	$27,752	$30,353	$32,042
Gross profit	13,232	12,125	13,294	14,570
Operating income	5,498	4,709	6,133	7,371
Net income	3,506	2,991	4,093	4,847
Net income per share
Basic	0.32	0.28	0.38	0.45
Diluted	0.32	0.28	0.38	0.44
Weighted average shares outstanding
Basic	10,825,338	10,829,037	10,852,926	10,888,463
Diluted	10,847,062	10,843,082	10,872,303	10,907,740

SCHEDULE II

COMPUTER PROGRAMS AND SYSTEMS, INC.

VALUATION AND QUALIFYING ACCOUNTS

Description		Balance at beginning of period	(1) Additions charged to cost and expenses	(2) Deductions	Balance at end of period
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet	2007	$814,000	$90,000	$(45,000)	$949,000
	2008	949,000	1,338,000	1,659,000	628,000
	2009	628,000	1,076,000	945,000	759,000

(1)	Adjustments to allowance for change in estimates.
(2)	Uncollectible accounts written off, net of recoveries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)), as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

This report is included in Item 8 on page 39 and is incorporated herein by reference.

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

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the securities that have been authorized for issuance as of December 31, 2009 under our 2002 Stock Option Plan and 2005 Restricted Stock Plan. Both of these plans have been approved by CPSI’s stockholders. The plans are described in Note 6 of the Notes to the Financial Statements.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	-0-		676,974	(1)
Equity compensation plans not approved by stockholders	-0-	—	-0-

Total	-0-		676,974	(1)

(1)	Represents 495,134 shares of common stock underlying stock options that are issuable pursuant to our 2002 Stock Option Plan and 181,840 shares of common stock issuable pursuant to our 2005 Restricted Stock Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

    (a)(1) and (2) and (c) – Financial Statements and Financial Statement Schedules.

Financial Statements: The Financial Statements and related Financial Statements Schedule of CPSI are included herein in Part II, Item 8.

    (a)(3) and (b) – Exhibits.

The exhibits listed on the Exhibit Index at pages 65 and 66 of this Form 10-K are filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 5th day of March, 2010.

COMPUTER PROGRAMS AND SYSTEMS, INC.

By:	/s/ J. Boyd Douglas
J. Boyd Douglas
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David A. Dye David A. Dye	Chairman of the Board and Director	March 5, 2010

/s/ J. Boyd Douglas J. Boyd Douglas	President, Chief Executive Officer and Director (principal executive officer)	March 5, 2010

/s/ Darrell G. West Darrell G. West	Vice President – Finance and Chief Financial Officer (principal financial officer)	March 5, 2010

/s/ James B. Britain James B. Britain	Controller (principal accounting officer)	March 5, 2010

/s/ M. Kenny Muscat M. Kenny Muscat	Director	March 5, 2010

/s/ Ernest F. Ladd, III Ernest F. Ladd, III	Director	March 5, 2010

/s/ W. Austin Mulherin, III W. Austin Mulherin, III	Director	March 5, 2010

/s/ William R. Seifert, II William R. Seifert, II	Director	March 5, 2010

/s/ John C. Johnson John C. Johnson	Director	March 5, 2010

/s/ Charles P. Huffman Charles P. Huffman	Director	March 5, 2010

Exhibit Index

Exhibit Number	Description
3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Bylaws (filed as Exhibit 3.6 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

10.1*	2002 Stock Option Plan (filed as Exhibit 10.3 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

10.2*	First Amendment to 2002 Stock Option Plan (filed as Exhibit 10.2 to CPSI’s Current Report on Form 8-K dated May, 12, 2005, and incorporated herein by reference)

10.3*	Second Amendment to 2002 Stock Option Plan (filed as Exhibit 10.3 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)

10.4*	Form of Non-Qualified Stock Option Agreement for executive officers (filed as Exhibit 10.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

10.5*	Amendment and Restatement of 2005 Restricted Stock Plan (filed as Exhibit 10.6 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2005 and incorporated herein by reference)

10.6*	Form of Restricted Stock Award Agreement under the 2005 Restricted Stock Plan (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated January 30, 2006, and incorporated herein by reference)

10.7	Form of Indemnity Agreement entered into by CPSI and each of its non-employee directors (filed as Exhibit 10.1 to CPSI’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 and incorporated herein by reference)

10.8	Real Property Lease, dated April 1, 2002, between CPSI and C.P. Investments, Inc. (filed as Exhibit 10.1 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

10.9	Real Property Lease dated April 1, 2002, between CPSI and DJK, LLC (filed as Exhibit 10.2 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference) (This lease was assumed by C. P. Investments, Inc. in 2005)

10.10	Real Property Lease, dated October 1, 2002, between CPSI and C.P. Investments, Inc. (filed as Exhibit 10.10 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2002 and incorporated herein by reference)

10.11	Real Property Lease, dated November 1, 2002, between CPSI and C.P. Investments, Inc. (filed as Exhibit 10.11 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2002 and incorporated herein by reference)

10.12	Real Property Lease, dated June 16, 2002, between CPSI and C.P. Investments, Inc. (filed as Exhibit 10.12 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2003 and incorporated herein by reference)

10.13	Real Property Lease, dated March 15, 2005, between CPSI and C.P. Investments, Inc. (filed as Exhibit 10.12 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2005 and incorporated herein by reference)

10.14	Real Property Lease, dated November 15, 2005, between CPSI and C.P. Investments, Inc. (filed as Exhibit 10.13 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2005 and incorporated herein by reference)

Exhibit Number	Description
10.15	Real Property Lease, dated December 15, 2005, between CPSI and C.P. Investments, Inc. (filed as Exhibit 10.14 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2005 and incorporated herein by reference)

10.16*	Summary of Compensation Arrangements with Named Executive Officers and Directors

10.17	Real Property Lease Agreement, dated September 14, 2009 between CPSI and 3725 Airport Boulevard, LP (filed as Exhibit 10.1 to CPSI’s Quarterly Report on Form 10-Q for the period ended September 30, 2009 and incorporated herein by reference)

10.18	First Amendment to Real Property Lease Agreement, dated October 9, 2009, between CPSI and 3725 Airport Boulevard, LP (filed as Exhibit 10.2 to CPSI’s Quarterly Report on Form 10-Q for the period ended September 30, 2009 and incorporated herein by reference)

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Compensation plan or arrangement