Form 10-Q
period 2010-03-31
COMPUTER PROGRAMS & SYSTEMS INC
filed 2010-05-07
CIK 1169445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010.

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

As of May 6, 2010, there were 10,972,757 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Form 10-Q

(For the three months ended March 31, 2010)

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,881,050	$4,386,763
Investments	13,300,848	13,243,118
Accounts receivable, net of allowance for doubtful accounts of $748,000 and $759,000, respectively	19,418,500	19,472,642
Financing receivables, current portion	3,076,706	3,767,613
Inventories	1,806,212	1,703,668
Deferred tax assets	1,649,719	1,526,605
Prepaid income taxes	—	867,825
Prepaid expenses	524,353	705,481

Total current assets	44,657,388	45,673,715
Property and equipment
Land	936,026	936,026
Maintenance equipment	3,955,727	3,819,469
Computer equipment	7,085,319	6,687,155
Office furniture and equipment	3,435,909	2,479,587
Automobiles	132,926	132,926

	15,545,907	14,055,163
Less accumulated depreciation	(9,508,354)	(9,039,396)

Net property and equipment	6,037,553	5,015,767
Financing receivables, net of current portion	4,161,686	3,761,239

Total assets	$54,856,627	$54,450,721

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,453,163	$2,212,085
Deferred revenue	4,069,003	3,582,870
Accrued vacation	2,769,845	2,606,043
Income taxes payable	500,734	—
Other accrued liabilities	3,363,030	2,846,349

Total current liabilities	12,155,775	11,247,347
Deferred tax liabilities	811,346	512,103
Stockholders’ equity:
Common stock, par value $0.001 per share; 30,000,000 shares authorized; 10,972,757 shares issued and outstanding	10,973	10,973
Additional paid-in capital	29,909,380	29,679,385
Accumulated other comprehensive income	98,284	100,103
Retained earnings	11,870,869	12,900,810

Total stockholders’ equity	41,889,506	42,691,271

Total liabilities and stockholders’ equity	$54,856,627	$54,450,721

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three months ended March 31,
	2010	2009
Sales revenues:
System sales	$9,700,134	$9,616,854
Support and maintenance	14,206,302	13,833,393
Business management services	7,635,011	6,685,502

Total sales revenues	31,541,447	30,135,749

Costs of sales:
System sales	9,466,816	7,806,776
Support and maintenance	5,530,286	4,940,858
Business management services	4,434,922	3,881,875

Total costs of sales	19,432,024	16,629,509

Gross profit	12,109,423	13,506,240

Operating expenses:
Sales and marketing	2,199,060	2,075,962
General and administrative	5,510,989	5,141,986

Total operating expenses	7,710,049	7,217,948

Operating income	4,399,374	6,288,292

Other income:
Interest income	171,381	233,177

Total other income	171,381	233,177

Income before taxes	4,570,755	6,521,469
Income taxes	1,650,503	2,496,186

Net income	$2,920,252	$4,025,283

Net income per share - basic	$0.27	$0.37

Net income per share - diluted	$0.27	$0.37

Weighted average shares outstanding
Basic	10,972,757	10,906,147
Diluted	10,972,757	10,911,905

Dividends declared per share	$0.36	$0.36

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2009	10,972,757	$10,973	$29,679,385	$100,103	$12,900,810	$42,691,271

Net income	—	—	—	—	2,920,252	2,920,252
Unrealized loss on investments available for sale, net of tax	—	—	—	(1,819)	—	(1,819)
Stock-based compensation	—	—	229,995	—	—	229,995
Dividends	—	—	—	—	(3,950,193)	(3,950,193)

Balance at March 31, 2010	10,972,757	$10,973	$29,909,380	$98,284	$11,870,869	$41,889,506

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended March 31,
	2010	2009
Operating Activities
Net income	$2,920,252	$4,025,283
Adjustments to net income:
Provision for bad debt	(46,976)	44,500
Deferred taxes	177,290	214,927
Share-based compensation	229,995	229,995
Income tax benefit from stock option exercises	—	(269,986)
Depreciation	468,958	437,215
Changes in operating assets and liabilities:
Accounts receivable	101,118	(1,151,804)
Financing receivables	290,460	172,425
Inventories	(310,092)	(111,175)
Prepaid expenses	181,128	(75,678)
Accounts payable	(758,922)	(468,482)
Deferred revenue	486,133	(74,071)
Other liabilities	680,485	(1,119,304)
Income taxes payable	1,368,559	1,801,376

Net cash provided by operating activities	5,788,388	3,655,221

Investing Activities
Purchases of property and equipment	(1,283,195)	(327,565)
Purchases of investments	(60,713)	(130,546)

Net cash used in investing activities	(1,343,908)	(458,111)

Financing Activities
Proceeds from exercise of stock options	—	957,561
Income tax benefit from stock option exercises	—	269,986
Dividends paid	(3,950,193)	(3,922,932)

Net cash used in financing activities	(3,950,193)	(2,695,385)

Increase in cash and cash equivalents	494,287	501,725

Cash and cash equivalents at beginning of period	4,386,763	11,744,466

Cash and cash equivalents at end of period	$4,881,050	$12,246,191

Cash paid for interest	$—	$—
Cash paid for income taxes, net of refund	$50,358	$495,158
Reclassification of inventory to property and equipment	$207,549	$—

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

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

Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed financial statements should be read in conjunction with the audited financial statements of Computer Programs and Systems, Inc. (“the Company”) for the year ended December 31, 2009 and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Revenue for ISP and business management services are recognized in the period in which the services are performed.

3.	OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following:

	March 31, 2010	December 31, 2009
Salaries and benefits	$2,011,904	$1,378,473
Commissions	182,525	182,525
Self-insurance reserves	510,900	510,900
Unrecognized tax benefit	589,477	536,717
Other	68,224	237,734

	$3,363,030	$2,846,349

4.	INVESTMENTS

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

Investments are comprised of the following at March 31, 2010:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short term investments (cash and accrued income)	$585,170	$—	$—	$585,170
Commercial Paper	209,923	—	49	209,874
Obligations of U.S. Treasury, U.S. government corporations and agencies	4,960,894	16,290	1,001	4,976,183
Mortgage backed securities	136,597	1,059	—	137,656
Corporate bonds	7,247,141	145,410	586	7,391,965

	$13,139,725	$162,759	$1,636	$13,300,848

Shown below are the amortized cost and estimated fair value of securities with fixed maturities at March 31, 2010, by contract maturity date. Actual maturities may differ from contractual maturities because issuers of certain securities retain early call or prepayment rights.

	Amortized Cost	Fair Value
Due in 2010	$4,238,297	$4,259,812
Due in 2011	3,906,079	3,983,073
Due in 2012	4,858,752	4,920,307
Due thereafter	136,597	137,656

	$13,139,725	$13,300,848

Investments were comprised of the following at December 31, 2009:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short term investments (cash and accrued income)	$311,895	$—	$—	$311,895
Obligations of U.S. Treasury, U.S. government corporations and agencies	4,648,496	15,047	847	4,662,696
Mortgaged backed securities	153,083	737	—	153,820
Corporate bonds	7,965,541	149,430	264	8,114,707

	$13,079,015	$165,214	$1,111	$13,243,118

5.	NET INCOME PER SHARE

The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. The Company used the treasury stock method to calculate the impact of outstanding stock options. Potentially dilutive shares were derived from outstanding stock options that have an exercise price less than the weighted average market price of our common stock. The difference between basic and diluted EPS is solely attributable to stock options. There were no dilutive shares for the three month period ended March 31, 2010, and there were 5,758 dilutive shares for the three month period ended March 31, 2009.

6.	INCOME TAXES

The Company accounts for income taxes in accordance with FASB’s Codification topic, Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Deferred tax assets and liabilities are comprised of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Deferred tax assets:
Accounts receivable	$291,593	$296,194
Accrued vacation	1,080,240	1,027,065
Stock-based compensation	123,944	390,847
Accrued liabilities	314,349	325,153

Total deferred tax assets	$1,810,126	$2,039,259

Deferred tax liabilities:
Other comprehensive income	$62,840	$64,001
Depreciation	908,913	960,756

Total deferred tax liabilities	$971,753	$1,024,757

Significant components of the Company’s income tax provision in the Condensed Statements of Income for the three months ended March 31 are as follows:

	2010	2009
Current provision:
Federal	$1,177,507	$1,853,775
State	295,706	427,485
Deferred provision:
Federal	159,108	192,882
State	18,182	22,044

Total income tax provision	$1,650,503	$2,496,186

The difference between income taxes at the U. S. federal statutory income tax rate of 35% and those reported in the Condensed Statements of Income for the three months ended March 31 is as follows:

	2010	2009
Income taxes at U. S. Federal statutory rate	$1,599,764	$2,282,514
State income tax, net of federal tax effect	210,392	299,909
Other	(159,653)	(86,237)

Total income tax provision	$1,650,503	$2,496,186

The Company had unrecognized tax benefits of $589,477 related to uncertain tax positions as of March 31, 2010 under the provisions of FASB Codification topic, Income Taxes, which is recorded in Other accrued liabilities on the Condensed Balance Sheet. No accrued interest or penalties for such positions is recorded. The federal returns for the tax years 2004, 2005, and 2006 are currently under examination by Internal Revenue Service, primarily in relation to research credits claimed on those returns by the Company. The federal returns for tax years 2007, 2008 and 2009 remain open to examination, and the tax years 2004 – 2009 remain open to other taxing jurisdictions to which the Company is subject.

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

The following table shows total stock-based compensation expense for the three months ended March 31, 2010 and 2009, included in the Condensed Statements of Income:

	Three Months Ended
	March 31, 2010	March 31, 2009
Costs of sales	$74,997	$74,997
Operating expenses	154,998	154,998

Pre-tax stock-based compensation expense	229,995	229,995
Less: income tax effect	89,698	89,698

Net stock-based compensation expense	$140,297	$140,297

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

Under the methodology of the Codification, the fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes option pricing model. The multiple option approach was used, with assumptions for expected option life of 5 years and 44% expected volatility for the market price of the Company’s stock in 2002. An estimated dividend yield of 3% was used. The risk-free rate of return was determined to be 2.79% in 2002. No options were granted during 2009 or the first three months of 2010. There are no outstanding options as of March 31, 2010.

A summary of stock option activity under the 2002 Stock Option Plan during the three month periods ended March 31, 2009 is as follows:

	March 31, 2009
	Shares	Exercise Price
Outstanding at beginning of year	82,608	$16.50
Granted	—	—
Exercised	(58,034)	16.50
Forfeited	—	—

Outstanding at end of period	24,574	$16.50

Exercisable at end of period	24,574	$16.50

Shares available for future grants under the plan at end of period		495,134

Weighted-average grant date fair value		$—

Weighted-average remaining contractual life		0.3

The aggregate intrinsic value (as measured by the difference between the exercise price of the option and the market value of the Company’s common stock) of options exercised during the quarter ended March 31, 2009 was $768,308. There were no options granted, exercised or outstanding during the quarter ended March 31, 2010. As of March 31, 2010, there were 495,134 shares available under the 2002 Stock Option Plan for future grants.

As of March 31, 2010, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2002 Stock Option Plan.

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

A summary of activity under the 2005 Restricted Stock Plan during the three month periods ended March 31, 2010 and 2009 is as follows:

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock outstanding at beginning of period	52,920	$37.41	76,086	$38.10
Granted	—	—	—	—
Vested	(23,166)	39.71	(23,166)	39.71

Nonvested stock outstanding at end of period	29,754	$35.62	52,920	$37.41

As of March 31, 2010, there was $902,232 of total unrecognized compensation cost related to non-vested restricted stock granted under the 2005 Restricted Stock Plan. This cost is expected to be recognized over a weighted-average period of 0.8 years.

8.	COMPREHENSIVE INCOME

FASB Codification topic, Comprehensive Income, requires the disclosure of certain revenue, expenses, gains and losses that are excluded from net income in accordance with accounting principles generally accepted in the United States of America. Total comprehensive income for the three months ended March 31, 2010 and 2009 is as follows:

	Three months ended March 31,
	2010	2009
Net income as reported	$2,920,252	$4,025,283
Other comprehensive income:
Unrealized gain (loss) on investments, net of taxes	(1,819)	(8,196)

Total comprehensive income	$2,918,433	$4,017,087

9.	COMMITMENTS AND CONTINGENCIES

As of March 31, 2010, the Company is contingently liable as guarantor on a lease obligation between Solis Healthcare, LP (“Solis Healthcare”), as lessee, and Winthrop Resources Corporation (“Winthrop”), as lessor. Solis Healthcare purchased a software system from the Company in the first quarter of 2008 and then entered into a sale-leaseback transaction with Winthrop. The Company provided this guarantee in order to facilitate Solis Healthcare in leasing the new system. The lease has an initial term of five years and continues from year to year thereafter until terminated. The Company is contingently liable as guarantor under the lease such that, if at any time prior to the termination of the lease, Solis Healthcare (i) enters into bankruptcy or (ii) defaults for more than 60 days in its payments or performance under the lease, the Company will be obligated to perform under the guaranty by making the required lease payments, including late fees and penalties. The guarantee runs for the entire term of the lease; however, the maximum potential amount of future payments that the Company would be required to make to Winthrop under the guaranty is $2,145,000, plus any fees and costs that Winthrop incurs in collecting amounts due under the lease (including attorney’s fees and costs). The Company recorded $2,154,389, the amount billed for the new system installation, as revenue during the first quarter of 2008. Due to the contingent nature of the guaranty, the maximum amount of the guaranty is not recorded on the balance sheet; however, when necessary, reserves are recorded to cover potential losses. A liability in the amount of $97,148, the amortized fair value of the guaranty, is recorded on the balance sheet as an other accrued liability at March 31, 2010. As of March 31, 2010, we were not aware of any conditions that would effect the payment or performance risk of the lease obligation.

Effective for the quarter ended June 30, 2009, the Company began including language in its customer license agreements that its electronic health record (EHR) system, when used as prescribed by the Company, will provide the customer with the ability to achieve “meaningful use” of certified electronic health records as specified in the American Recovery and Reinvestment Act of 2009 (the “ARRA”). Final specifications have yet to be pronounced by the U.S. Department of Health and Human Services, but should be promulgated sometime during 2010. The Company believes that the possibility of its EHR system not meeting the to-be-promulgated “meaningful use” provisions is remote based on the fact that our EHR system has already obtained certification from the Certification Commission for Healthcare Information Technology (CCHITsm), the leading certification authority for healthcare information systems.

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. Management does not expect this to have a material adverse effect on the Company’s financial statements.

10.	FAIR VALUE

FASB Codification topic, Fair Value Measurements and Disclosures, establishes a framework for measuring fair value and expands financial statement disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The Codification does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. The Codification requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

The following tables summarize the carrying amounts and fair values of certain assets and liabilities at March 31, 2010 and December 31, 2009:

		Fair Value at 3/31/10 Using
Description	Carrying Amount at 3/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Short-term investments (cash and accrued income)	$585,170	$494,914	$90,256	$—
Commercial paper	209,874	209,874	—	—
Mortgage backed securities	137,656	—	137,656	—
Obligations of U.S. Treasury, U.S. government corporations and agencies	4,976,183	—	4,976,183	—
Corporate bonds	7,391,965	7,391,965	—	—

Total available-for-sale securities	$13,300,848	$8,096,753	$5,204,095	$—

		Fair Value at 12/31/09 Using
Description	Carrying Amount at 12/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Short-term investments (cash and accrued income)	$311,895	$160,105	$151,790	$—
Commercial paper	—	—	—	—
Mortgage backed securities	153,820	—	153,820	—
Obligations of U.S. Treasury, U.S. government corporations and agencies	4,662,696	612,537	4,050,159	—
Corporate bonds	8,114,707	7,463,276	651,431	—

Total available-for-sale securities	$13,243,118	$8,235,918	$5,007,200	$—

The fair value of all accrued income, U.S. Government-backed securities, U.S. Treasury securities, and mortgage-backed securities are classified as Level 2 fair values in all interim periods due to the non-active nature of these markets. Accrued income represents earnings due and payable to our investment portfolio at any point in time but not yet received.

11.	RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Standards Adopted in 2010

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosure. This update provides amendments to Codification topic, Fair Value Measurements and Disclosures, that require new disclosures about transfers in and out of Levels 1 and 2 and the reasons for the transfers as well as a reconciliation for fair value measurements using significant unobservable inputs (Level 3). The update is effective for interim and annual reporting periods beginning after December 15, 2009. Adoption of this update did not have a material impact on our financial statements.

New Accounting Standards Yet To Be Adopted

In October 2009, the FASB issued ASU 2009-14, Software: Certain Revenue Arrangements That Include Software Elements. This update addresses revenue recognition in situations where products or services are sold along with incidental software components. The update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company has not yet determined whether this update will have a material impact on its financial statements.

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

This discussion and analysis contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified generally by the use of forward-looking terminology and words such as “expects,” “anticipates,” “estimates,” “believes,” “predicts,” “intends,” “plans,” “potential,” “may,” “continue,” “should,” “will” and words of comparable meaning. Without limiting the generality of the preceding statement, all statements in this report relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and future financial results are forward-looking statements. We caution investors that any such forward-looking statements are only predictions and are not guarantees of future performance. Certain risks, uncertainties and other factors may cause actual results to differ materially from those projected in the forward-looking statements. Such factors may include:

•	overall business and economic conditions affecting the healthcare industry;

•	saturation of our target market and hospital consolidations;

•	changes in customer purchasing priorities, capital expenditures and demand for information technology systems;

•	competition with companies that have greater financial, technical and marketing resources than we have;

•	failure to develop new technology and products in response to market demands;

•	fluctuations in quarterly financial performance due to, among other factors, timing of customer installations;

•	failure of our products to function properly resulting in claims for medical losses;

•	the implementation of healthcare reform and its effects on the financial condition of our hospital customers;

•	government regulation of our products and customers, including changes in healthcare policy affecting Medicare reimbursement rates and qualifying technological standards;

•	changes in accounting principles generally accepted in the United States of America;

•	general economic conditions, including changes in the financial markets that may affect the availability and cost of credit to us or our customers; and

•	interruptions in our power supply and/or telecommunications capabilities.

Additional information concerning these and other factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission, and on page 21 of this Quarterly Report on Form 10-Q.

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

Management Overview

We primarily seek revenue growth through sales of healthcare information technology systems and related services to existing and new customers within our historic target market. Our strategy has produced consistent revenue growth over the long-term, as reflected in five- and ten-year compounded annual growth rates in revenues of approximately 9.1% and 9.7%, respectively. Selling new and additional products and services back into our existing customer base is an important part of CPSI’s future revenue growth. We believe that as our customer base grows, the demand for additional products and services, including business management services, will also continue to grow, supporting further increases in recurring revenues. We also expect to drive revenue growth from new product development that we may generate from our research and development activities.

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

We have experienced an increase in customers seeking financing arrangements from us over the past two years for system installations as a result of challenging economic conditions and disruptions in the credit markets. Historically, we have made financing arrangements available to customers on a case-by-case basis depending upon various aspects of the proposed contract and customer attributes. These financing arrangements include short-term payment plans, longer-term lease financing through us and our facilitating third-party financing arrangements. We intend to continue to work with prospective customers to provide for financing arrangements to purchase our systems so long as such arrangements do not adversely affect our financial position and liquidity. We believe that meeting the financial needs of community-based hospitals while allowing for the profitable expansion of our footprint in this market will remain both an opportunity and a challenge for us in the foreseeable future.

Despite the economic upheaval, including the credit crisis, we have not experienced a considerable decline in demand for our products and services. We have experienced slower customer payments as well as an increase in customer defaults over the past year, and expect this trend to continue at least through 2010 and until the economy shows significant signs of recovery.

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

Healthcare Reform

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, collectively referred to as the “Healthcare Legislation”. This sweeping legislation will implement changes to the healthcare and health insurance industries over the next several years through 2015, with the ultimate goal of requiring substantially all U.S. citizens and legal residents to have qualifying health insurance coverage by 2014 and providing the means by which it will be made available to them. We anticipate that the Healthcare Legislation will have little direct impact on our internal operations but may have a significant impact on the business of our hospital customers. We have not been able to determine at this point whether that impact will be positive, negative or neutral; however, it is likely that the Healthcare Legislation will affect hospitals differently depending upon the populations they service. Community hospitals typically service higher uninsured populations than larger urban hospitals and rely more heavily on Medicare and Medicaid for reimbursement. It remains to be seen whether the increase in the insured population for community hospitals will be enough to offset proposed cuts in Medicare and Medicaid reimbursements contained in the Healthcare Legislation.

We believe healthcare initiatives will continue during the foreseeable future. If adopted, some aspects of previously proposed reforms, such as further reductions in Medicare or Medicaid payments, could adversely affect the businesses of our customers and thereby harm our business.

Results of Operations

In the three months ended March 31, 2010, we generated revenues of $31.5 million from the sale of our products and services, as compared to $30.1 million in the three months ended March 31, 2009, an increase of 4.7%. We installed our financial and patient accounting system in five new hospitals in the first three months of 2010 compared to six in the first three months of 2009. Our net income for the three months ended March 31, 2010 decreased 27.5% from the first three months of 2009, while cash flow from operations increased 58.4%.

The following table sets forth certain items included in our results of operations for the three months ended March 31, 2010 and 2009, expressed as a percentage of our total revenues for these periods (dollar amounts in thousands):

	Three Months Ended March 31,
	2010		2009
	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
System sales	$9,700	30.8%	$9,617	31.9%
Support and maintenance	14,206	45.0%	13,833	45.9%
Business management services	7,635	24.2%	6,686	22.2%

Total sales revenues	31,541	100.0%	30,136	100.0%
Costs of sales:
System sales	9,467	30.0%	7,807	25.9%
Support and maintenance	5,530	17.5%	4,941	16.4%
Business management services	4,435	14.1%	3,882	12.9%

Total costs of sales	19,432	61.6%	16,630	55.2%

Gross profit	12,109	38.4%	13,506	44.8%
Operating expenses:
Sales and marketing	2,199	7.0%	2,076	6.9%
General and administrative	5,511	17.5%	5,142	17.1%

Total operating expenses	7,710	24.4%	7,218	24.0%

Operating income	4,399	13.9%	6,288	20.9%
Other income:
Interest income	172	0.5%	233	0.8%

Total other income	172	0.5%	233	0.8%

Income before taxes	4,571	14.5%	6,521	21.6%
Income taxes	1,651	5.2%	2,496	8.3%

Net income	$2,920	9.3%	$4,025	13.4%

Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2009

Revenues. Total revenues for the three months ended March 31, 2010 increased 4.7%, or $1.4 million, compared to the three months ended March 31, 2009. There were no significant changes in the makeup or mix of our revenue streams during the first quarter of 2010.

System sales revenues increased slightly by 0.8%, or $0.1 million, for the comparative three month periods. We installed our core system at five new hospital clients in the first quarter of 2010 compared to six in the first quarter of 2009. Sales to existing customers accounted for 66.9% of our system sales revenue for the first quarter of 2010 compared to 55.4% for the first quarter of 2009.

Support and maintenance revenues increased by 2.7%, or $0.4 million, for the comparative three month periods. This increase was attributable to an increase in recurring revenues as a result of a larger customer base and an increase in support fees for add-on business sold to existing customers.

Business management services revenues increased by 14.2%, or $0.9 million, for the comparative three month periods. We experienced this increase in business management services revenues as a result of growth in customer demand for insurance follow-up services and private pay collection services. We were providing our full suite of business office management services to 27 customers at March 31, 2010, compared to 22 customers at March 31, 2009.

Costs of Sales. Total costs of sales increased by 16.8%, or $2.8 million, for the comparative three month periods. As a percentage of total revenues, costs of sales increased 640 basis points to 61.6% from 55.2%.

Cost of system sales increased by 21.3%, or $1.7 million, for the comparative three month periods. Gross margin on system sales fell to 2.4% in the first quarter from 18.8% in the same quarter of the prior year. Cost of equipment increased 24.4%, or $0.5 million, and cost of software increased $0.2 million for the comparative three month periods. Equipment and software costs increased due to a higher percentage of clinical installations compared to financial installations relative to the same quarter of the prior year. Clinical installations generally require more personnel, travel, equipment and software costs compared to financial installations and result in a lower overall margin. Payroll and related costs have increased 20.8%, or $0.9 million for the comparative three month periods. This increase is primarily due to salary costs of additional support personnel hired during 2009 in anticipation of an increase in future installations stemming from the electronic medical record requirements contained in the American Recovery and Reinvestment Act of 2009 (the “ARRA”). The training curve of a newly hired employee is generally 6 to 12 months and may depress gross margins on system sales in the short term. Travel and related costs increased 3.9%, or $0.1 million, as a result of increases in airline rates and ancillary fees.

Cost of support and maintenance increased by 11.9%, or $0.6 million, for the comparative three month periods. The gross margin on support and maintenance revenues decreased to 61.1% from 64.3% in the same quarter of the prior year. The decrease in gross margin was due to a 17.6%, or $0.7 million, increase in payroll and related costs due to the addition of the new personnel during 2009.

Our costs associated with business management services increased by 14.2%, or $0.6 million, for the comparative three month periods. This increase was caused by an increase in temporary labor as we moved to utilizing temporary labor agencies for all new business management services employees due to historically high turnover costs. Temporary labor rates are generally higher than employee rates, but do not carry any fringe benefit costs. Temporary labor accounted for 19.9% of total labor and related costs for the first quarter of 2010 as compared to 16.4% during the first quarter of 2009. We expect this transition to contract labor services to improve costs, margins and efficiencies in the long term. Employee salary and related costs also increased 15.3%, or $0.3 million, compared to the same quarter of the prior year. The gross margin on business management services remained flat at 41.9% compared to the same quarter of the prior year.

Sales and Marketing Expenses. Sales and marketing expenses increased by 5.9%, or $0.1 million, for the comparative three month periods. The increase is attributable to an increase in salary expenses from additional personnel.

General and Administrative Expenses. General and administrative expenses increased by 7.2%, or $0.4 million, for the comparative three month periods. This increase was attributable to a $0.1 million increase in health insurance costs, a $0.2 million increase in payroll related costs and a $0.1 million increase in occupancy costs.

As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses increased to 24.4% for the three months ended March 31, 2010 from 24.0% for the three months ended March 31, 2009.

Net Income. Net income for the three months ended March 31, 2010 decreased by 27.5%, or $1.1 million, to $2.9 million, or $0.27 per diluted share, as compared with net income of $4.0 million, or $0.37 per diluted share, for the three months ended March 31, 2009. Net income represented 9.3% of revenue for the three months ended March 31, 2010, as compared to 13.4% of revenue for the three months ended March 31, 2009.

Liquidity and Capital Resources

As of March 31, 2010, we had cash and cash equivalents of $4.9 million, compared to $4.4 million at March 31, 2009. Management believes that cash and investments plus cash generated from our normal operating activities should be adequate to fund our business through the remainder of 2010. Our principal source of liquidity has been cash provided by operating activities. Cash provided by operating activities has been used primarily to fund the growth in our business and return cash to shareholders in the form of dividends. We believe that paying dividends is an effective way of providing an investment return to our stockholders and a beneficial use of our cash. However, the declaration of dividends by CPSI is subject to the discretion of our Board of Directors. Our Board of Directors will continue to take into account such matters as general business conditions, our financial results and such other factors as our Board of Directors may deem relevant.

Net cash provided by operating activities for the three months ended March 31, 2010 was $5.8 million, compared to $3.7 million for the three months ended March 31, 2009. The increase was primarily due to an increase in deferred revenue and other liabilities. Accounts receivable stabilized during the 2010 first quarter from recent trends of further slowing of customer payments, and we successfully recovered some bad debts during the quarter. However, collections are still slower than in 2008 and prior periods, and we continue to experience an increase in requests by customers for payment terms and financing arrangements as a result of the challenging economic environment and availability of credit from third parties. These financing arrangements and slower collections negatively affect our short-term operating cash flow and cash available.

Net cash used in investing activities totaled $1.3 million for the three months ended March 31, 2010 compared to $0.5 million for the three months ended March 31, 2009. We used cash for the purchase of $1.3 million of property and equipment and for the purchase of investments of $0.1 million during the three months ended March 31, 2010. The property and equipment purchases were primarily for the build-out of a new facility in Mobile, Alabama to house our business management services employees. We expect the facility to be complete by mid-2010. The new facility should provide us with sufficient expansion space for our business management services operations for the next few years.

Net cash used in financing activities totaled $4.0 million for the three months ended March 31, 2010, compared to $2.7 million for the three months ended March 31, 2009. Net cash used in financing activities increased from the prior year due to the expiration of the 2002 Stock Option Plan in 2009, which provided financing proceeds and income tax benefits to the Company.

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

The lease has an initial term of five years and continues from year to year thereafter until terminated. We are contingently liable as guarantor under the lease such that, if at any time prior to the termination of the lease, Solis Healthcare (i) enters into bankruptcy or (ii) defaults for more than 60 days in its payments or performance under the lease, we will be obligated to perform under the guaranty by making the required lease payments, including late fees and penalties. The guaranty runs for the entire term of the lease; however, the maximum potential amount of future payments that we would be required to make to Winthrop under the guaranty is $2,145,000, plus any fees and costs that Winthrop incurs in collecting amounts due under the lease (including attorney’s fees and costs). We recorded $2,154,389, the amount billed to date for the new system installation, as revenue during the first quarter of 2008. Due to the contingent nature of the guaranty, the maximum amount of the guaranty is not recorded on our balance sheet; however, when necessary, we record reserves to cover potential losses. A liability in the amount of $97,148, the amortized fair value of the guaranty, is recorded on our balance sheet as an other accrued liability at March 31, 2010. See Note 9 to the financial statements for additional information.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk relates primarily to the potential change in the value of our investment portfolio as a result of fluctuations in interest rates. The primary purpose of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk of loss. As of March 31, 2010, our investment portfolio consisted of a variety of financial instruments, including, but not limited to, money market securities, commercial paper and high quality government and corporate obligations. It is our intent to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We do not hold financial instruments for trading or other speculative purposes. The securities in our investment portfolio are classified as available-for-sale and, consequently, are recorded on our balance sheet at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

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

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of March 31, 2010.

	Aggregate Fair Value	Weighted Average Interest Rate
Cash and Cash Equivalents:
Cash and cash equivalents	$4,881,050	0.00%
Short-Term Investments: (1)
Accrued Income	$90,256	0.00%
Money market funds	494,914	0.21%
Commercial paper	209,874	0.00%
Obligations of the U.S. Treasury, U.S government corporations and agencies	1,908,877	2.48%
Corporate debt securities	1,555,891	5.71%

Total short-term investments	$4,259,812

Long-Term Investments: (2)
Obligations of the U.S. Treasury, U.S government corporations and agencies	$3,067,306	1.52%
Mortgage backed securities	137,656	5.00%
Corporate debt securities	5,836,074	4.39%

Total long-term investments	$9,041,036

(1)	Reflects instruments with a contractual maturity of less than one year.
(2)	Reflects instruments with a contractual maturity of one year or more.

As of March 31, 2010, the Company had no borrowings and, therefore, is not subject to interest rate risks related to debt instruments.

Item 4.	Controls and Procedures.

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

In addition to the other information set forth in this report and the risks described below, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition and/or operating results.

The Healthcare Reform Legislation and implementing regulations could have a material adverse impact on the business of our hospital customers and ultimately on our results of operations and financial condition.

In late March 2010 the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law. These two laws, which we refer to collectively as the Healthcare Legislation, represent sweeping changes to the current U.S. healthcare system. Among other things, the Healthcare Legislation requires substantially all individuals to have health insurance, expands Medicaid eligibility, mandates material changes to the delivery of healthcare services and the reimbursement paid for such services in order to generate savings in the Medicare program, and modifies certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste, including through new tools to address fraud and abuse. While we currently anticipate that the Healthcare Legislation will have little direct impact on our internal operations, it may have a significant impact on the business of our hospital customers, which in turn could affect our business.

Most of the provisions of the Healthcare Legislation do not go into effect immediately and may be delayed for several years, during which time the legislation will likely be subject to further adjustments through future legislation or even constitutional challenges. Additionally, we anticipate that many of the provisions in the Reform Legislation will be subject to further clarification and modification through the rule-making process, the development of agency guidance and judicial interpretations. Accordingly, we have not been able to determine at this point whether the impact of the legislation on our hospital customers will be positive, negative or neutral. However, it is likely that the Healthcare Legislation will affect hospitals differently depending upon the populations they serve and payor mix. Our target market of community hospitals typically serve higher uninsured populations than larger urban hospitals and rely more heavily on Medicare and Medicaid for reimbursement. It remains to be seen whether the increase in the insured population for community hospitals will be sufficient to offset proposed cuts in Medicare and Medicaid reimbursements contained in the Healthcare Legislation.

While it is too early to fully understand and assess the impact of the Healthcare Legislation on our hospital customers, it is possible that the Reform Legislation could have a material adverse effect on the business of our customers, which in turn could have a material adverse effect on our operations and financial condition.

While provisions in the American Recovery and Reinvestment Act of 2009 may increase the demand for healthcare information technology, including the solutions offered by us, such laws and regulations may have adverse consequences on us.

The American Recovery and Reinvestment Act of 2009 (the “ARRA”), which was signed into law by President Obama on February 17, 2009, includes more than $19 billion in funding to aid healthcare organizations in modernizing their operations through the acquisition and wide-spread use of healthcare information technology. Included in the funding is approximately $17.2 billion in incentives through Medicare and Medicaid reimbursement systems to encourage and assist healthcare providers in adopting and using electronic health records (“EHRs”). These incentive payments are scheduled to begin as early as 2010 and last through 2015. If an eligible healthcare provider does not begin to demonstrate meaningful use of EHRs by 2015, then reimbursement under Medicare will begin to be reduced.

Notwithstanding that the ARRA places substantial emphasis on the modernization of the U.S. healthcare system by using healthcare information technology, with a primary focus on EHRs, our ability to benefit from such initiatives is uncertain at this time. For example, while we have taken steps to ensure that we can react quickly and effectively to any technical requirements that arise under the ARRA, the implementation of the provisions in the ARRA may create new requirements for healthcare information technology that would require us to incur additional research and development expenditures to modify or expand our software systems in order to be fully compliant. In addition, until it becomes clearer how the government will apply its anticipated substantial funding of these healthcare initiatives, hospitals and other healthcare providers may delay purchases of our products until additional details become known. In such event, we may experience delays in entering into new agreements with existing hospital customers and potential new customers. Additionally, the substantial amounts of money contemplated by the ARRA to be spent on healthcare information technology further may increase competition by attracting new and financially stronger entities to this industry.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Reserved

Not applicable.

Item 5.	Other Information.

None

Item 6.	Exhibits.

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Bylaws (filed as Exhibit 3.6 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Date: May 7, 2010	By:	/s/ J. Boyd Douglas
J. Boyd Douglas
President and Chief Executive Officer

Date: May 7, 2010	By:	/s/ Darrell G. West
Darrell G. West
Vice President - Finance and Chief Financial Officer

Exhibit Index

No.	Exhibit
3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Bylaws (filed as Exhibit 3.6 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002