Form 10-Q
period 2010-06-30
COMPUTER PROGRAMS & SYSTEMS INC
filed 2010-08-09
CIK 1169445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010.

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

As of August 6, 2010, there were 10,962,874 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Form 10-Q

(For the three and six months ended June 30, 2010)

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,674,301	$4,386,763
Investments	13,336,295	13,243,118
Accounts receivable, net of allowance for doubtful accounts of $865,000 and $759,000, respectively	21,280,165	19,472,642
Financing receivables, current portion	3,524,477	3,767,613
Inventories	2,108,558	1,703,668
Deferred tax assets	1,894,009	1,526,605
Prepaid income taxes	76,709	867,825
Prepaid expenses	672,417	705,481

Total current assets	44,566,931	45,673,715
Property and equipment
Land	936,026	936,026
Maintenance equipment	4,057,360	3,819,469
Computer equipment	7,584,599	6,687,155
Office furniture and equipment	4,996,087	2,479,587
Automobiles	158,042	132,926

	17,732,114	14,055,163
Less accumulated depreciation	(10,052,165)	(9,039,396)

Net property and equipment	7,679,949	5,015,767
Financing receivables, net of current portion	4,335,101	3,761,239

Total assets	$56,581,981	$54,450,721

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,105,536	$2,212,085
Deferred revenue	4,965,227	3,582,870
Accrued vacation	2,870,329	2,606,043
Other accrued liabilities	4,389,386	2,846,349

Total current liabilities	13,330,478	11,247,347
Deferred tax liabilities	851,209	512,103
Stockholders’ equity:
Common stock, par value $0.001 per share; 30,000,000 shares authorized; 10,962,874 and 10,972,757 shares issued and outstanding	10,963	10,973
Additional paid-in capital	30,118,577	29,679,385
Accumulated other comprehensive income	85,760	100,103
Retained earnings	12,184,994	12,900,810

Total stockholders’ equity	42,400,294	42,691,271

Total liabilities and stockholders’ equity	$56,581,981	$54,450,721

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Sales revenues:
System sales	$14,866,987	$9,721,386	$24,567,121	$19,338,240
Support and maintenance	14,468,055	13,820,046	28,674,357	27,653,440
Business management services	8,378,107	7,305,856	16,013,118	13,991,358

Total sales revenues	37,713,149	30,847,288	69,254,596	60,983,038

Costs of sales:
System sales	11,719,462	8,481,586	21,186,279	16,288,363
Support and maintenance	5,928,631	5,380,479	11,458,917	10,321,337
Business management services	4,380,225	4,357,789	8,815,147	8,239,664

Total costs of sales	22,028,318	18,219,854	41,460,343	34,849,364

Gross profit	15,684,831	12,627,434	27,794,253	26,133,674

Operating expenses:
Sales and marketing	2,804,440	2,252,020	5,003,500	4,327,983
General and administrative	6,066,531	5,040,378	11,577,520	10,182,364

Total operating expenses	8,870,971	7,292,398	16,581,020	14,510,347

Operating income	6,813,860	5,335,036	11,213,233	11,623,327

Other income:
Interest income	119,500	238,750	290,881	471,927

Total other income	119,500	238,750	290,881	471,927

Income before taxes	6,933,360	5,573,786	11,504,114	12,095,254
Income taxes	2,669,042	2,032,631	4,319,545	4,528,817

Net income	$4,264,318	$3,541,155	$7,184,569	$7,566,437

Net income per share - basic	$0.39	$0.32	$0.66	$0.69

Net income per share - diluted	$0.39	$0.32	$0.66	$0.69

Weighted average shares outstanding
Basic	10,962,874	10,962,386	10,962,874	10,934,422
Diluted	10,962,874	10,962,386	10,962,874	10,937,285

Dividends declared per share	$0.36	$0.36	$0.72	$0.72

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2009	10,972,757	$10,973	$29,679,385	$100,103	$12,900,810	$42,691,271

Net income	—	—	—	—	7,184,569	7,184,569
Forfeiture of restricted stock	(9,883)	(10)	10	—	—
Unrealized loss on investments available for sale, net of tax	—	—	—	(14,343)	—	(14,343)
Stock-based compensation	—	—	430,827	—	—	430,827
Income tax benefit from dividends on restricted stock	—	—	8,355	—	—	8,355
Dividends	—	—	—	—	(7,900,385)	(7,900,385)

Balance at June 30, 2010	10,962,874	$10,963	$30,118,577	$85,760	$12,184,994	$42,400,294

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30,
	2010	2009
Operating Activities
Net income	$7,184,569	$7,566,437
Adjustments to net income:
Provision for bad debt	170,710	304,344
Deferred taxes	(19,127)	(150,772)
Stock-based compensation	430,827	459,990
Excess tax benefit from stock option exercises	—	(418,830)
Income tax benefit from restricted stock dividends	(8,355)	—
Depreciation	1,012,769	892,834
Changes in operating assets and liabilities:
Accounts receivable	(1,978,234)	350,711
Financing receivables	(330,726)	(818,108)
Inventories	(817,242)	(462,672)
Prepaid expenses	33,064	(30,806)
Accounts payable	(1,106,549)	(210,492)
Deferred revenue	1,382,357	(289,927)
Other liabilities	1,807,323	(188,508)
Income taxes payable	799,470	346,100

Net cash provided by operating activities	8,560,856	7,350,301

Investing Activities
Purchases of property and equipment	(3,264,598)	(922,030)
Purchases of investments	(116,690)	(2,758,883)

Net cash used in investing activities	(3,381,288)	(3,680,913)

Financing Activities
Proceeds from exercise of stock options	—	1,303,599
Income tax benefit from restricted stock dividends	8,355	—
Excess tax benefit from stock option exercises	—	418,830
Dividends paid	(7,900,385)	(7,867,075)

Net cash used in financing activities	(7,892,030)	(6,144,646)

Decrease in cash and cash equivalents	(2,712,462)	(2,475,258)

Cash and cash equivalents at beginning of period	4,386,763	11,744,466

Cash and cash equivalents at end of period	$1,674,301	$9,269,208

Cash paid for interest	$—	$—
Cash paid for income taxes, net of refund	$3,479,543	$4,343,603
Reclassification of inventory to property and equipment	$412,353	$—

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

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

The Company’s revenue is generated from three sources:

•	the sale of information systems, which includes software, conversion, installation and training services, hardware, peripherals, forms and supplies.

•

the provision of system support services, which includes software application support, hardware maintenance, continuing education, application service provider (“ASP”) services hereinafter referred to as “software as a service” or (“SAAS”), and internet service provider (“ISP”) services.

•	the provision of business management services, which includes electronic billing, statement processing, payroll processing and accounts receivable management.

The Company enters into contractual obligations to sell hardware, perpetual software licenses and conversion, installation, training and maintenance services. Revenue from hardware sales is recognized upon shipment, when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. Revenue from the perpetual software licenses and installation and training services are recognized using the residual method. The residual method allocates an amount of the arrangement to the elements for which fair value can be determined and any remaining arrangement consideration (the “residual revenue”) is then allocated to the delivered elements. The fair value of maintenance services is determined based on vendor specific objective evidence (“VSOE”) of fair value and is deferred and recognized as revenue ratably over the maintenance term. VSOE of fair value of maintenance services is determined by reference to the price the Company’s customers are required to pay for the services when sold separately via renewals. The residual revenue is allocated to the perpetual license and installation and training services and is recognized over the term that the installation and training services are performed for the entire arrangement. The method of recognizing revenue for the perpetual license for the associated modules included in the arrangement and related installation and training services over the term the services are performed is on a module by module basis as the respective installation and training for each specific module is completed as this is representative of the pattern of provision of these services. The installation and training services are normally completed in three to four weeks.

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

The Company accounts for SAAS contracts in accordance with the requirements of the Hosting Arrangement section under the Software topic and Revenue Recognition subtopic of the FASB Codification. The Codification states that the software element of SAAS services should not be accounted for as a hosting arrangement “if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party related to the vendor to host the software.” Each SAAS contract includes a system purchase and buyout clause, and this clause specifies the total amount of the system buyout.

In addition, a clause is included in SAAS contracts which states that should the system be bought by the customer, the customer would be required to enter into a general support agreement (for post-contract support services) for the remainder of the original SAAS term. Accordingly, the Company has concluded that SAAS customers do not have the right to take possession of the system without significant penalty (i.e. the purchase price of the system), and thus SAAS revenue of the Company falls within the scope of the Hosting Arrangement section of the Codification. In accordance with SEC regulations, revenue is recognized when the SAAS services are performed.

Revenue for ISP and business management services are recognized in the period in which the services are performed.

3.	OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following:

	June 30, 2010	December 31, 2009
Salaries and benefits	$2,939,754	$1,378,473
Commissions	182,525	182,525
Self-insurance reserves	452,900	510,900
Unrecognized tax benefit	589,477	536,717
Other	224,730	237,734

	$4,389,386	$2,846,349

4.	INVESTMENTS

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

Investments are comprised of the following at June 30, 2010:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short term investments (cash and accrued income)	$151,218	$—	$—	$151,218
Corporate commercial paper	314,755	245	—	315,000
Obligations of U.S. Treasury, U.S. government corporations and agencies	5,983,426	22,217	343	6,005,300
Mortgage backed securities	133,617	2,404	—	136,021
Corporate bonds	6,612,690	119,220	3,154	6,728,756

	$13,195,706	$144,086	$3,497	$13,336,295

Shown below are the amortized cost and estimated fair value of securities with fixed maturities at June 30, 2010, by contract maturity date. Actual maturities may differ from contractual maturities because issuers of certain securities retain early call or prepayment rights.

	Amortized Cost	Fair Value
Due in 2010	$3,249,844	$3,264,532
Due in 2011	3,893,360	3,950,265
Due in 2012	5,918,885	5,985,477
Due thereafter	133,617	136,021

	$13,195,706	$13,336,295

Investments were comprised of the following at December 31, 2009:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short term investments (cash and accrued income)	$311,895	$—	$—	$311,895
Obligations of U.S. Treasury, U.S. government corporations and agencies	4,648,496	15,047	847	4,662,696
Mortgage backed securities	153,083	737	—	153,820
Corporate bonds	7,965,541	149,430	264	8,114,707

	$13,079,015	$165,214	$1,111	$13,243,118

5.	NET INCOME PER SHARE

The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. The Company used the treasury stock method to calculate the impact of outstanding stock options. Potentially dilutive shares for a period are derived from outstanding stock options that have an exercise price less than the weighted average market price of our common stock during such period. The difference between basic and diluted EPS is solely attributable to stock options. There were no dilutive shares for the three and six month periods ended June 30, 2010 or the three month period ended June 30, 2009. There were 2,863 dilutive shares for the six month period ended June 30, 2009.

6.	INCOME TAXES

The Company accounts for income taxes in accordance with FASB’s Codification topic, Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Deferred tax assets and liabilities are comprised of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Deferred tax assets:
Accounts receivable	$337,333	$296,194
Accrued vacation	1,119,428	1,027,065
Stock-based compensation	202,268	390,847
Other accrued liabilities	289,810	325,153

Total deferred tax assets	$1,948,839	$2,039,259

Deferred tax liabilities:
Other comprehensive income	$54,830	$64,001
Depreciation	851,209	960,756

Total deferred tax liabilities	$906,039	$1,024,757

Significant components of the Company’s income tax provision in the Condensed Statements of Income for the six months ended June 30 are as follows:

	2010	2009
Current provision:
Federal	$3,539,530	$3,771,348
State	799,142	908,241
Deferred benefit:
Federal	(17,165)	(135,308)
State	(1,962)	(15,464)

Total income tax provision	$4,319,545	$4,528,817

The difference between income taxes at the U. S. federal statutory income tax rate of 35% and those reported in the Condensed Statements of Income for the six months ended June 30 is as follows:

	2010	2009
Income taxes at U. S. Federal statutory rate	$4,037,548	$4,233,339
State income tax, net of federal tax effect	517,480	574,186
Impact of tax credits	(90,685)	(287,773)
Other	(144,798)	9,065

Total income tax provision	$4,319,545	$4,528,817

The federal returns for the tax years 2004, 2005, and 2006 are currently under examination by Internal Revenue Service, primarily in relation to research credits claimed on those returns by the Company. The federal returns for tax years 2007, 2008 and 2009 remain open to examination, and the tax years 2004 – 2009 remain open to other taxing jurisdictions to which the Company is subject. The Company had unrecognized tax benefits of $589,477 related to uncertain tax positions as of June 30, 2010 under the provisions of FASB Codification topic, Income Taxes, which is recorded in Other accrued liabilities on the Condensed Balance Sheet. No accrued interest or penalties for such positions is recorded. The tax provision for 2010 does not currently include the impact of certain tax credits that expired on December 31, 2009. These credits are currently up for renewal in Congress, and when passed may have a material impact to our 2010 provision for income taxes.

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

The following table shows total stock-based compensation expense for the three and six months ended June 30, 2010 and 2009, included in the Condensed Statements of Income:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Costs of sales	$74,997	$74,997	$149,994	$149,994
Operating expenses	125,835	154,998	280,833	309,996

Pre-tax stock-based compensation expense	200,832	229,995	430,827	459,990
Less: income tax effect	78,325	89,698	168,023	179,396

Net stock-based compensation expense	$122,507	$140,297	$262,804	$280,594

2002 Stock Option Plan

Under the Company’s 2002 Stock Option Plan, as amended (the “2002 Stock Option Plan”), the Company has authorized the issuance of equity-based awards for up to 865,333 shares of common stock to provide additional incentive to employees and officers. Pursuant to the 2002 Stock Option Plan, the Company can grant either incentive or non-qualified stock options. Options to purchase common stock under the 2002 Stock Option Plan had been granted to Company employees with an exercise price equal to the fair market value of the underlying shares on the date of grant.

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

Under the methodology of the Codification, the fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes option pricing model. The multiple option approach was used, with assumptions for expected option life of 5 years and 44% expected volatility for the market price of the Company’s stock in 2002. An estimated dividend yield of 3% was used. The risk-free rate of return was determined to be 2.79% in 2002. No options were granted during 2009 or the first six months of 2010. There are no outstanding options as of June 30, 2010.

A summary of stock option activity under the 2002 Stock Option Plan during the six month period ended June 30, 2009 is as follows:

	June 30, 2009
	Shares	Exercise Price
Outstanding at beginning of year	82,608	$16.50
Granted	—	—
Exercised	(79,006)	16.50
Forfeited	(3,602)	16.50

Outstanding at end of period	—	$—

Exercisable at end of period	—	$—

Shares available for future grants under the plan at end of period		495,134

The aggregate intrinsic value (as measured by the difference between the exercise price of the option and the market value of the Company’s common stock) of options exercised during the three months ended June 30, 2009 was $377,380. There were no options granted, exercised or outstanding during the six months ended June 30, 2010. As of June 30, 2010, there were 495,134 shares available under the 2002 Stock Option Plan for future grants.

As of June 30, 2010, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2002 Stock Option Plan.

2005 Restricted Stock Plan

On January 27, 2006, the Compensation Committee of the Board of Directors approved the grant of 116,498 shares of restricted stock, effective January 30, 2006, to certain executive officers of the Company under the 2005 Restricted Stock Plan. The grant date fair value was $42.91 per share. The restricted stock vests in five equal annual installments commencing on the first anniversary of the date of grant. On May 17, 2006, the Compensation Committee of the Board of Directors approved the grant of 17,810 shares of restricted stock to the newly named Chief Operating Officer of the Company. The grant date fair value was $42.11 per share. The restricted stock vests in five equal annual installments commencing January 30, 2007, and each January 30 thereafter. On January 23, 2008, the Compensation Committee of the Board of Directors approved the grant of 16,471 shares of restricted stock to the then newly named Vice President – Finance and Chief Financial Officer of the Company. The grant date fair value was $21.25 per share. The restricted stock vested in five equal annual installments commencing January 30, 2009, and each January 30 thereafter. On June 30, 2010, 9,883 shares of this restricted stock were forfeited and returned to authorized and unissued shares as a result of the termination of employment of this individual on such date.

A summary of activity under the 2005 Restricted Stock Plan during the six month periods ended June 30, 2010 and 2009 is as follows:

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock outstanding at beginning of year	52,920	$37.41	76,086	$38.11
Granted	—	—	—	—
Forfeited	(9,883)	21.25	—	—
Vested	(23,166)	39.71	(23,166)	39.71

Nonvested stock outstanding at end of period	19,871	$42.77	52,920	$37.41

As of June 30, 2010, there was $491,407 of total unrecognized compensation cost related to non-vested restricted stock granted under the 2005 Restricted Stock Plan. This cost is expected to be recognized over a weighted-average period of 0.7 years.

8.	COMPREHENSIVE INCOME

FASB Codification topic, Comprehensive Income, requires the disclosure of certain revenue, expenses, gains and losses that are excluded from net income in accordance with accounting principles generally accepted in the United States of America. Total comprehensive income for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income as reported	$4,264,318	$3,541,155	$7,184,569	$7,566,437
Other comprehensive income:
Unrealized loss on investments available for sale, net of taxes	(12,524)	(9,772)	(14,343)	(17,968)

Total comprehensive income	$4,251,794	$3,531,383	$7,170,226	$7,548,469

9.	COMMITMENTS AND CONTINGENCIES

As of June 30, 2010, the Company is contingently liable as guarantor on a lease obligation between Solis Healthcare, LP (“Solis Healthcare”), as lessee, and Winthrop Resources Corporation (“Winthrop”), as lessor. Solis Healthcare purchased a software system from the Company in the first quarter of 2008 and then entered into a sale-leaseback transaction with Winthrop. The Company provided this guarantee in order to facilitate Solis Healthcare in leasing the new system. The lease has an initial term of five years and continues from year to year thereafter until terminated. The Company is contingently liable as guarantor under the lease such that, if at any time prior to the termination of the initial term of the lease, Solis Healthcare (i) enters into bankruptcy or (ii) defaults for more than 60 days in its payments or performance under the lease, the Company will be obligated to perform under the guaranty by making the required lease payments, including late fees and penalties. The guarantee runs for the initial term of the lease; however, the maximum potential amount of future payments that the Company would be required to make to Winthrop under the guaranty is $1,594,490, the remaining payments on the initial lease term as of June 30, 2010, plus any fees and costs that Winthrop incurs in collecting amounts due under the lease (including attorney’s fees and costs). The Company recorded $2,154,389, the amount billed for the new system installation, as revenue during the first quarter of 2008. Due to the contingent nature of the guaranty, the maximum amount of the guaranty is not recorded on the balance sheet; however, when necessary, reserves are recorded to cover potential losses. A liability in the amount of $83,307, the amortized fair value of the guaranty, is recorded on the balance sheet as an other accrued liability at June 30, 2010. As of June 30, 2010, we were not aware of any conditions that would effect the payment or performance risk of the lease obligation.

Effective for the quarter ended June 30, 2009, the Company began including language in its customer license agreements, when specifically requested by a customer, that the Company’s electronic health record system, when used as prescribed by the Company, will provide the customer with the means to achieve meaningful use of certified electronic health records (“EHR”) as specified in the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH Act”), which was enacted as part of the American Recovery and Reinvestment Act of 2009 (“ARRA”). To qualify for incentive payments under ARRA, healthcare providers must demonstrate that they are meaningful users of certified EHR technology. On July 13, 2010, the Centers for Medicare & Medicaid Services (“CMS”) released final rules setting forth the requirements that healthcare providers must satisfy to become “meaningful users” of certified EHR technology. On the same day, the Office of the National Coordinator for Health Information Technology (“ONC”) of the Department of Health and Human Services issued a companion final rule setting forth the standards, specifications and certification criteria that EHR technology must satisfy in order to be classified as “certified” EHR technology. While the Company is evaluating its EHR system to confirm that it includes the required technological and functional capabilities to be “certified” and meet the “meaningful use” objectives, the Company presently believes that its EHR system includes these technological and functional capabilities and, therefore, that the possibility of its EHR system not satisfying these capabilities is remote. This belief is further supported by the fact that the Company’s EHR system has already obtained a certification (unrelated to ARRA) from the Certification Commission for Healthcare Information Technology (CCHITsm), the leading certification authority for healthcare information systems. The Company intends to submit its EHR system for certification under ARRA once the ONC designates an organization as an Authorized Testing and Certification Body.

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

The following tables summarize the carrying amounts and fair values of certain assets and liabilities at June 30, 2010 and December 31, 2009: The fair value of all accrued income, U.S. Government-backed securities, U.S. Treasury securities, and mortgage-backed securities are classified as Level 2 fair values in all interim periods due to the non-active nature of these markets. Accrued income represents earnings due and payable to our investment portfolio at any point in time but not yet received.

		Fair Value at June 30, 2010 Using
Description	Carrying Amount at 6/30/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Short-term investments (cash and accrued income)	$151,218	$34,940	$116,278	$—
Corporate commercial paper	315,000	315,000	—	—
Mortgage backed securities	136,021	—	136,021	—
Obligations of U.S. Treasury, U.S. government corporations and agencies	6,005,300	—	6,005,300	—
Corporate bonds	6,728,756	6,728,756	—	—

Total available-for-sale securities	$13,336,295	$7,078,696	$6,257,599	$—

		Fair Value at December 31, 2009 Using
Description	Carrying Amount at 12/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Short-term investments (cash and accrued income)	$311,895	$160,105	$151,790	$—
Mortgage backed securities	153,820	—	153,820	—
Obligations of U.S. Treasury, U.S. government corporations and agencies	4,662,696	612,537	4,050,159	—
Corporate bonds	8,114,707	7,463,276	651,431	—

Total available-for-sale securities	$13,243,118	$8,235,918	$5,007,200	$—

11.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This update requires improved disclosures about the credit quality of financing receivables and credit reserves held against them. The update is effective for periods ending on or after December 15, 2010. The Company has not yet determined whether this update will have a material impact on its financial statements.

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

This discussion and analysis contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified generally by the use of forward-looking terminology and words such as “expects,” “anticipates,” “estimates,” “believes,” “predicts,” “intends,” “plans,” “potential,” “may,” “continue,” “should,” “will” and words of comparable meaning. Without limiting the generality of the preceding statement, all statements in this report relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and future financial results are forward-looking statements. We caution investors that any such forward-looking statements are only predictions and are not guarantees of future performance. Certain risks, uncertainties and other factors may cause actual results to differ materially from those projected in the forward-looking statements. Such factors may include:

•	overall business and economic conditions affecting the healthcare industry;

•	saturation of our target market and hospital consolidations;

•	changes in customer purchasing priorities, capital expenditures and demand for information technology systems;

•	competition with companies that have greater financial, technical and marketing resources than we have;

•	failure to develop new technology and products in response to market demands;

•	fluctuations in quarterly financial performance due to, among other factors, timing of customer installations;

•	failure of our products to function properly resulting in claims for medical losses;

•	the implementation of health care reform and its effects on the financial condition of our hospital customers;

•	government regulation of our products and customers, including changes in healthcare policy affecting Medicare reimbursement rates and qualifying technological standards;

•	changes in accounting principles generally accepted in the United States of America;

•	general economic conditions, including changes in the financial markets that may affect the availability and cost of credit to us or our customers; and

•	interruptions in our power supply and/or telecommunications capabilities.

Additional information concerning these and other factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and in our Quarterly Report on Form 10-Q for the period ended March 31, 2010, as filed with the Securities and Exchange Commission.

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

As a result of the recent economic recession and continued economic uncertainty, hospitals have experienced reduced availability of third party credit and an overall reduction in their investment portfolios. In addition, healthcare organizations with a large dependency on Medicaid populations, such as community based hospitals, have been impacted by the challenging financial condition of many state governments and government programs. Accordingly, we recognize that prospective hospital customers often do not have the necessary capital to make investments in information technology. Additionally, in response to these challenges, hospitals have become more selective regarding where they invest capital, resulting in a focus on strategic spending that generates a return on their investment. Despite the current economic environment, we believe healthcare information technology is often viewed as more strategic to hospitals than other possible purchases because the technology offers the possibility of a quick return on investment. Information technology also plays an important role in healthcare by improving safety, efficiency and reducing cost. Additionally, we believe most hospitals recognize that they must invest in healthcare information technology to meet current and future regulatory, compliance and government reimbursement requirements.

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

Despite the recent recession and continued economic uncertainty, including the reduced availability of credit, we have not experienced a considerable decline in demand for our products and services. We have experienced slower customer payments over the past eighteen months, and expect this trend to continue at least through the remainder of 2010 and until the economy shows significant signs of recovery.

American Recovery and Reinvestment Act of 2009

While the economic recession and credit crisis have impacted and could continue to impact the community hospitals that comprise our target market, we believe that the Health Information Technology for Economic and Clinical Health Act of 2009 (the “HITECH Act”), which was enacted as part of the American Recovery and Reinvestment Act of 2009 (“ARRA”), will increase demand for healthcare information technology and may have a positive impact on our business prospects. ARRA includes more than $19 billion in incentives to hospitals and other healthcare providers that implement and engage in “meaningful use” of certified electronic health record (“EHR”) technology prior to 2015. These incentive payments are set to begin as early as May 2011 for hospitals and other eligible healthcare providers. If an eligible healthcare provider does not begin to implement and engage in “meaningful use” of certified EHRs prior to 2015, then reimbursement under Medicare will begin to be reduced.

We have been focused on ensuring that we take the necessary steps to meet the needs of community hospitals to help them gain access to these incentives under ARRA. Primary among those steps is ensuring that our technology meets the ARRA’s EHR certification requirements. On July 13, 2010, the Centers for Medicare & Medicaid Services (“CMS”) released final rules setting forth the requirements that healthcare providers must satisfy to become “meaningful users” of certified EHR technology. On the same day, the Office of the National Coordinator for Health Information Technology (the “ONC”) of the Department of

Health and Human Services issued a companion final rule setting forth the standards, specifications and certification criteria that EHR technology must satisfy in order to be classified as “certified” EHR technology. We believe that our EHR system includes the required technological and functional capabilities to be “certified” and meet the “meaningful use” objectives under ARRA. In this regard, we created a Product Development Division early in 2009 to help ensure that our technology remains on the leading edge of the development curve and can react quickly and effectively to any technical requirements that arise under ARRA. We also hired over 150 new employees during the last eighteen months so that we have a sufficient number of adequately trained and technically proficient support staff in place when our existing customers and any prospective hospital customers proceed to implement EHR technology.

While the ONC has not yet designated an organization as an Authorized Testing and Certification Body to certify electronic medical record providers under the ARRA program, we anticipate that the ONC will make this designation during the third quarter of 2010, at which point we intend to submit our EHR system for certification under ARRA. Our EHR system has already obtained a certification (unrelated to ARRA) from the Certification Commission for Healthcare Information Technology (CCHITsm), the leading certification authority for healthcare information systems, and CCHITsm has applied with the ONC to be an Authorized Testing and Certification Body under ARRA.

We have recently begun to experience, and expect to continue to experience in future quarters, an increase in revenue from the healthcare information technology provisions of ARRA, and we believe that, subject to the effects of the recently enacted Healthcare Reform legislation, discussed below, the long term potential of the EHR program under ARRA could be significant. The ARRA is expected to provide states with badly needed Medicare and Medicaid dollars, which should help improve the financial health of hospitals and incentivize them to make investments in information technology. Additionally, we expect that community hospitals, which rely more heavily on Medicare and Medicaid to fund their operations than larger hospitals, will be seeking to invest in any information technology applications that will increase their Medicare and Medicaid funding. We believe that our footprint among community hospitals positions us well to benefit from these incentives.

Health Care Reform

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, collectively referred to as the “Healthcare Legislation.” This sweeping legislation will implement changes to the healthcare and health insurance industries over the next several years through 2015, with the ultimate goal of requiring substantially all U.S. citizens and legal residents to have qualifying health insurance coverage by 2014 and providing the means by which it will be made available to them. We anticipate that the Healthcare Legislation will have little direct impact on our internal operations but may have a significant impact on the business of our hospital customers. We have not been able to determine at this point whether that impact will be positive, negative or neutral; however, it is likely that the Healthcare Legislation will affect hospitals differently depending upon the populations they service. Community hospitals typically service higher uninsured populations than larger urban hospitals and rely more heavily on Medicare and Medicaid for reimbursement. It remains to be seen whether the increase in the insured population for community hospitals, as well as the increase in Medicare and Medicaid reimbursements under ARRA for hospitals that implement EHR technology, will be enough to offset proposed cuts in Medicare and Medicaid reimbursements contained in the Healthcare Legislation.

We believe healthcare initiatives will continue during the foreseeable future. If adopted, some aspects of previously proposed reforms, such as further reductions in Medicare or Medicaid payments, could adversely affect the businesses of our customers and thereby harm our business.

Results of Operations

In the six months ended June 30, 2010, we generated revenues of $69.3 million from the sale of our products and services, as compared to $61.0 million in the six months ended June 30, 2009, an increase of 13.6%. We installed our financial and patient accounting system in twenty-one new hospitals in the first six months of 2010 compared to eleven in the first six months of 2009. Our net income for the six months ended June 30, 2010 decreased 5.0% from the first six months of 2009, while cash flow from operations increased 16.5%.

The following table sets forth certain items included in our results of operations for the three and six months ended June 30, 2010 and 2009, expressed as a percentage of our total revenues for these periods (dollar amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
System sales	$14,867	39.4%	$9,721	31.5%	$24,567	35.5%	$19,338	31.7%
Support and maintenance	14,468	38.4%	13,820	44.8%	28,674	41.4%	27,654	45.3%
Business management services	8,378	22.2%	7,306	23.7%	16,013	23.1%	13,991	22.9%

Total sales revenues	37,713	100.0%	30,847	100.0%	69,254	100.0%	60,983	100.0%
Costs of sales:
System sales	11,719	31.1%	8,482	27.5%	21,186	30.6%	16,288	26.7%
Support and maintenance	5,929	15.7%	5,380	17.4%	11,459	16.5%	10,321	16.9%
Business management services	4,380	11.6%	4,358	14.1%	8,815	12.7%	8,240	13.5%

Total costs of sales	22,028	58.4%	18,220	59.1%	41,460	59.9%	34,849	57.1%

Gross profit	15,685	41.6%	12,627	40.9%	27,794	40.1%	26,134	42.9%
Operating expenses:
Sales and marketing	2,804	7.4%	2,252	7.3%	5,003	7.2%	4,328	7.1%
General and administrative	6,067	16.1%	5,040	16.3%	11,578	16.7%	10,183	16.7%

Total operating expenses	8,871	23.5%	7,292	23.5%	16,581	23.9%	14,511	23.8%

Operating income	6,814	18.1%	5,335	17.3%	11,213	16.2%	11,623	19.1%
Other income:
Interest income	119	0.3%	239	0.8%	291	0.4%	472	0.8%

Total other income	119	0.3%	239	0.8%	291	0.4%	472	0.8%

Income before taxes	6,933	18.4%	5,574	18.1%	11,504	16.6%	12,095	19.8%
Income taxes	2,669	7.1%	2,033	6.6%	4,320	6.2%	4,529	7.4%

Net income	$4,264	11.3%	$3,541	11.5%	$7,184	10.4%	$7,566	12.4%

Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009

Revenues. Total revenues for the three months ended June 30, 2010 increased 22.3%, or $6.9 million, compared to the three months ended June 30, 2009. We experienced a significant increase in new systems and add-on sales during the second quarter of 2010, as well as continued increases in our recurring revenue streams from support and maintenance and business management services.

System sales revenues increased by 52.9%, or $5.1 million, for the comparative three month periods. Sales to existing customers accounted for 64.1% of our system sales revenue for the second quarter of 2010 compared to 65.0% for the second quarter of 2009. We installed our core system at sixteen new hospital clients in the second quarter of 2010 compared to five in the second quarter of 2009.

Support and maintenance revenues increased by 4.7%, or $0.6 million, for the comparative three month periods. This increase was attributable to an increase in recurring revenues as a result of a larger customer base and an increase in support fees for add-on business sold to existing customers.

Business management services revenues increased by 14.7%, or $1.1 million, for the comparative three month periods. We experienced this increase in business management services revenues as a result of growth in customer demand for insurance follow-up services and private pay collection services. We were providing our full suite of business office management services to 27 customers at June 30, 2010, compared to 22 customers at June 30, 2009.

Costs of Sales. Total costs of sales increased by 20.9%, or $3.8 million, for the comparative three month periods. As a percentage of total revenues, costs of sales decreased 70 basis points to 58.4% from 59.1%.

Cost of system sales increased by 38.2%, or $3.2 million, for the comparative three month periods. Gross margin on system sales increased to 21.2% in the second quarter of 2010 from 12.8% in the same quarter of the prior year. Cost of equipment increased 83.2%, or $1.4 million, and cost of software increased $0.1 million for the comparative three month periods. Equipment and software costs increased due to a higher number of installations. Payroll and related costs increased 15.0%, or

$0.7 million, for the comparative three month periods. This increase is primarily due to salary costs of additional support personnel hired during 2009 and 2010 in anticipation of an increase in future installations stemming from the electronic medical record requirements contained in the American Recovery and Reinvestment Act of 2009 (the “ARRA”). We had 455 installation and support employees as of June 30, 2010 compared to 397 as of June 30, 2009. The training curve of a newly hired employee is generally 6 to 12 months. Travel and related costs increased 59.7%, or $1.0 million, as a result of increased installations during the quarter.

Cost of support and maintenance increased by 10.2%, or $0.6 million, for the comparative three month periods. The gross margin on support and maintenance revenues decreased to 59.0% from 61.1% in the same quarter of the prior year. The decrease in gross margin was due to a 14.9%, or $0.7 million, increase in payroll and related costs due to the addition of the new personnel during 2009 and 2010 to service our growing customer base.

Our costs associated with business management services remained stable for the comparative three month periods. During the second quarter of 2010 we successfully transitioned our entire business management services division into a consolidated facility near our main campus in Mobile, Alabama. We believe this consolidation will improve workflow and operations as well as allow for future growth of our business management services for the foreseeable future. The gross margin on business management services increased to 47.7% compared to 40.4% in the same quarter of the prior year due to higher employee productivity.

Sales and Marketing Expenses. Sales and marketing expenses increased by 24.5%, or $0.6 million, for the comparative three month periods. The increase is attributable to a $0.5 million increase in commission expense, largely attributable to the increased sales of new and add-on systems. Salary expenses increased $0.1 million from additional personnel and merit increases.

General and Administrative Expenses. General and administrative expenses increased by 20.4%, or $1.0 million, for the comparative three month periods. This increase was attributable to a $0.6 million increase in health insurance and related costs due to negative claims experience, a $0.1 million increase in payroll and related costs, a $0.2 million increase in professional fees incurred as a result of an internal investigation, and a $0.1 million increase in depreciation expense due to the addition of our new business management services facility.

As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses remained flat at 23.5% for the three months ended June 30, 2010 and 2009.

Net Income. Net income for the three months ended June 30, 2010 increased by 20.4%, or $0.7 million, to $4.3 million, or $0.39 per diluted share, as compared with net income of $3.5 million, or $0.32 per diluted share, for the three months ended June 30, 2009. Net income represented 11.3% of revenue for the three months ended June 30, 2010, as compared to 11.5% of revenue for the three months ended June 30, 2009.

Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009

Revenues. Total revenues for the six months ended June 30, 2010 increased by 13.6%, or $8.3 million, compared to the six months ended June 30, 2009.

System sales revenues increased by 27.0%, or $5.2 million, for the comparative six month periods. System sales increased in the second quarter of 2010 and should remain relatively strong for the remainder of the year. Sales to existing customers accounted for 65.3% of system sales revenue for the first six months of 2010 as compared to 61.0% for the first six months of 2009.

Support and maintenance revenues increased by 3.7%, or $1.0 million, for the comparative six month periods. This increase was attributable to an increase in recurring revenues as a result of a larger customer base and increased sales of add-on business to existing customers.

Business management services revenues increased by 14.5%, or $2.0 million, for the comparative six month periods. We experienced an increase in business management services revenues as a result of continued growth in existing customer demand for insurance follow-up and private pay collection services.

Costs of Sales. Total costs of sales increased by 19.0%, or $6.6 million, for the comparative six month periods. As a percentage of total revenues, costs of sales increased 280 basis points to 59.9% from 57.1%.

Cost of system sales increased by 30.1%, or $4.9 million, for the comparative six month periods. Payroll and related costs increased by 17.8%, or $1.5 million, due to the addition of new personnel as described previously. Travel and related costs increased by 34.4%, or $1.1 million, due to the increased number of new and add-on system installations. Gross margin on system sales decreased to 13.8% in the first six months of 2010 compared to 15.9% in the first six months of 2009.

Cost of support and maintenance increased by 11.0%, or $1.1 million, for the comparative six month periods. The gross margin on support and maintenance revenues decreased to 60.0% compared to 62.7% for the same six month period in the prior year. The decrease in gross margin was primarily due to a 16.5% increase in payroll and related costs due to the addition of personnel as described previously.

Our costs associated with business management services increased by 7.0%, or $0.6 million, for the comparative six month periods. This increase was caused by an increase of $0.6 million in payroll, temporary labor and related expenses as a result of an increase in the number of employees needed to support our growing business management services operations.

Sales and Marketing Expenses. Sales and marketing expenses increased 15.6%, or $0.7 million, for the comparative six month periods due to increased commission expense due to new and add-on system sales.

General and Administrative Expenses. General and administrative expenses increased by 13.7%, or $1.4 million, for the comparative six month periods. This increase was attributable to a $0.6 million increase in health insurance and related costs due to negative claims experience. Depreciation expense increased by $0.2 million due to new facilities put into operation during the first six months of 2010. Professional fees increased by $0.2 million as the result of an internal investigation. Payroll and related costs increased by $0.2 million due to salary increases as the result of merit increases.

As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses remained relatively flat at 23.9% for the six months ended June 30, 2010 compared to from 23.8% for six months ended June 30, 2009.

Net Income. Net income for the six months ended June 30, 2010 decreased by 5.0%, or $0.4 million, to $7.2 million, or $0.66 per diluted share, as compared with net income of $7.6 million, or $0.69 per diluted share, for the six months ended June 30, 2009. Net income represented 10.4% of revenue for the six months ended June 30, 2010, as compared to 12.4% of revenue for the six months ended June 30, 2009.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of $1.7 million, compared to $9.3 million at June 30, 2009. Management believes that cash and investments plus cash generated from our normal operating activities should be adequate to fund our business through the remainder of 2010. Our principal source of liquidity has been cash provided by operating activities. Cash provided by operating activities has been used primarily to fund the growth in our business and return cash to shareholders in the form of dividends. We believe that paying dividends is an effective way of providing an investment return to our stockholders and a beneficial use of our cash. However, the declaration of dividends by CPSI is subject to the discretion of our Board of Directors. Our Board of Directors will continue to take into account such matters as general business conditions, our financial results and such other factors as our Board of Directors may deem relevant.

Net cash provided by operating activities for the six months ended June 30, 2010 was $8.6 million, compared to $7.4 million for the six months ended June 30, 2009. The increase was primarily due to an increase in deferred revenue and other liabilities. Our days sales outstanding for the quarter ended June 30, 2010 dropped to 51 from 56 for the year ended December 31, 2009, which reflects a slight improvement in accounts receivable status as a percentage of sales during the first six months of 2010. However, collections are still slower than in 2008 and prior periods, and we continue to experience an increase in requests by customers for payment terms and financing arrangements as a result of the challenging economic environment and availability of credit from third parties. These financing arrangements and slower collections negatively affect our short-term operating cash flow and cash available.

Net cash used in investing activities totaled $3.4 million for the six months ended June 30, 2010 compared to $3.7 million for the six months ended June 30, 2009. We used cash for the purchase of $3.3 million of property and equipment and the purchase of investments of $0.1 million during the six months ended June 30, 2010. The property and equipment purchases were primarily for the build-out of a new facility in Mobile, Alabama to house our business management services employees. The facility was substantially complete as of June 30, 2010. The new facility should provide us with sufficient expansion space for our business management services operations for the next few years.

Net cash used in financing activities totaled $7.9 million for the six months ended June 30, 2010, compared to $6.1 million for the six months ended June 30, 2009. Net cash used in financing activities increased from the prior year due to the expiration of all options previously granted under the 2002 Stock Option Plan in 2009, which options provided financing proceeds and income tax benefits to the Company.

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

The lease has an initial term of five years and continues from year to year thereafter until terminated. We are contingently liable as guarantor under the lease such that, if at any time prior to the termination of the initial term of the lease, Solis Healthcare (i) enters into bankruptcy or (ii) defaults for more than 60 days in its payments or performance under the lease, we will be obligated to perform under the guaranty by making the required lease payments, including late fees and penalties. The guaranty runs for the initial term of the lease; however, the maximum potential amount of future payments that we would be required to make to Winthrop under the guaranty is $1,594,490, the remaining payments on the initial term of the lease as of June 30, 2010, plus any fees and costs that Winthrop incurs in collecting amounts due under the lease (including attorney’s fees and costs). We recorded $2,154,389, the amount billed for the new system installation, as revenue during the first quarter of 2008. Due to the contingent nature of the guaranty, the maximum amount of the guaranty is not recorded on our balance sheet; however, when necessary, we record reserves to cover potential losses. A liability in the amount of $83,307, the amortized fair value of the guaranty, is recorded on our balance sheet as an other accrued liability at June 30, 2010. See Note 9 to the financial statements for additional information.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk relates primarily to the potential change in the value of our investment portfolio as a result of fluctuations in interest rates. The primary purpose of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk of loss. As of June 30, 2010, our investment portfolio consisted of a variety of financial instruments, including, but not limited to, money market securities, commercial paper and high quality government and corporate obligations. It is our intent to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We do not hold financial instruments for trading or other speculative purposes. The securities in our investment portfolio are classified as available-for-sale and, consequently, are recorded on our balance sheet at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

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

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of June 30, 2010.

	Aggregate Fair Value	Weighted Average Interest Rate
Cash and Cash Equivalents:
Cash	$1,674,301	—

Total cash and cash equivalents	$1,674,301

Short-Term Investments: (1)
Accrued Income	$116,278	—
Money market funds	34,940	0.25%
Corporate commercial paper	315,000	0.00%
Obligations of the U.S. Treasury, U.S government corporations and agencies	3,073,730	2.55%
Corporate debt securities	2,343,265	5.21%

Total short-term investments	$5,883,213

Long-Term Investments: (2)
Obligations of the U.S. Treasury, U.S government corporations and agencies	$2,931,570	1.46%
Mortgage backed securities	136,021	5.00%
Corporate debt securities	4,385,491	5.37%

Total long-term investments	$7,453,082

(1)	Reflects instruments with a contractual maturity of less than one year.
(2)	Reflects instruments with a contractual maturity of one year or more.

As of June 30, 2010, the Company had no borrowings and, therefore, is not subject to interest rate risks related to debt instruments.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations to the effectiveness of any system of disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been prevented or detected on a timely basis. Even disclosure controls and procedures determined to be effective can only provide reasonable assurance that their objectives are achieved.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level. In arriving at this conclusion, management considered the results of the internal investigation overseen by the Audit Committee of the Board of Directors into the misappropriation of certain assets of the Company by the Company’s former Chief Financial Officer which was fully disclosed by the Company in its Forms 8-K that were filed with the SEC on June 16, June 30 and July 29, 2010.

Changes in Internal Control over Financial Reporting

In the course of the Company’s internal investigation into the misappropriation of corporate assets by the Company’s former Chief Financial Officer, certain deficiencies in the Company’s internal control over financial reporting (as defined in

Exchange Act Rule 13a-15(f)) (“internal controls”) were revealed. The Company has been reviewing for remediation the relevant internal controls and related compliance policies and procedures, including the review, expansion and formalization of policies relating to credit card use and reimbursement procedures and the enhancement of its training of employees regarding compliance with these and other policies. The Company has already implemented as of the date of filing of this report, and intends to continue to implement, changes to relevant internal controls. However, there were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we are involved in routine litigation that arises in the ordinary course of business. We are not currently involved in any litigation that we believe could reasonably be expected to have a material adverse effect on our business, financial condition, or results of operations.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Reserved.

Item 5.	Other Information.

None

Item 6.	Exhibits.

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Bylaws (filed as Exhibit 3.6 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Date: August 9, 2010	By:	/s/ J. Boyd Douglas
J. Boyd Douglas
President and Chief Executive Officer

Date: August 9, 2010	By:	/s/ David A. Dye
David A. Dye
Vice President - Finance and Chief Financial Officer

Exhibit Index

No.	Exhibit
3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Bylaws (filed as Exhibit 3.6 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002