Form 10-Q
period 2010-09-30
COMPUTER PROGRAMS & SYSTEMS INC
filed 2010-11-08
CIK 1169445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010.

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

As of November 5, 2010, there were 10,962,874 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Form 10-Q

(For the three and nine months ended September 30,  2010)

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,688,208	$4,386,763
Investments	13,395,188	13,243,118
Accounts receivable, net of allowance for doubtful accounts of $1,149,000 and $759,000, respectively	24,719,064	19,472,642
Financing receivables, current portion	3,264,508	3,767,613
Inventories	1,593,305	1,703,668
Deferred tax assets	2,139,650	1,526,605
Prepaid income taxes	—	867,825
Prepaid expenses	844,438	705,481

Total current assets	47,644,361	45,673,715
Property and equipment
Land	936,026	936,026
Maintenance equipment	4,145,141	3,819,469
Computer equipment	7,851,773	6,687,155
Leasehold improvements	3,042,211	963,211
Office furniture and equipment	2,817,543	1,516,376
Automobiles	158,042	132,926

	18,950,736	14,055,163
Less accumulated depreciation	(10,550,254)	(9,039,396)

Net property and equipment	8,400,482	5,015,767
Financing receivables, net of current portion	4,365,075	3,761,239

Total assets	$60,409,918	$54,450,721

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,641,080	$2,212,085
Deferred revenue	4,206,059	3,582,870
Accrued vacation	3,037,209	2,606,043
Income taxes payable	920,808	—
Other accrued liabilities	4,222,913	2,846,349

Total current liabilities	16,028,069	11,247,347
Deferred tax liabilities	824,496	512,103
Stockholders’ equity:
Common stock, par value $0.001 per share; 30,000,000 shares authorized; 10,962,874 and 10,972,757 shares issued and outstanding	10,963	10,973
Additional paid-in capital	30,333,864	29,679,385
Accumulated other comprehensive income	85,698	100,103
Retained earnings	13,126,828	12,900,810

Total stockholders’ equity	43,557,353	42,691,271

Total liabilities and stockholders’ equity	$60,409,918	$54,450,721

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Sales revenues:
System sales	$17,481,708	$11,577,722	$42,048,829	$30,915,962
Support and maintenance	14,980,612	13,957,089	43,654,969	41,610,529
Business management services	8,450,902	7,473,192	24,464,020	21,464,551

Total sales revenues	40,913,222	33,008,003	110,167,818	93,991,042

Costs of sales:
System sales	12,591,304	9,428,060	33,777,583	25,716,423
Support and maintenance	6,160,444	5,594,986	17,619,361	15,916,323
Business management services	5,104,340	4,372,072	13,919,487	12,611,736

Total costs of sales	23,856,088	19,395,118	65,316,431	54,244,482

Gross profit	17,057,134	13,612,885	44,851,387	39,746,560

Operating expenses:
Sales and marketing	3,311,060	2,297,325	8,314,560	6,625,308
General and administrative	6,067,938	5,210,398	17,645,458	15,392,763

Total operating expenses	9,378,998	7,507,723	25,960,018	22,018,071

Operating income	7,678,136	6,105,162	18,891,369	17,728,489

Other income:
Interest income	221,955	218,407	512,836	690,334

Total other income	221,955	218,407	512,836	690,334

Income before taxes	7,900,091	6,323,569	19,404,205	18,418,823
Income taxes	3,011,622	2,303,025	7,331,167	6,831,842

Net income	$4,888,469	$4,020,544	$12,073,038	$11,586,981

Net income per share - basic	$0.45	$0.37	$1.10	$1.06

Net income per share - diluted	$0.45	$0.37	$1.10	$1.06

Weighted average shares outstanding
Basic	10,962,874	10,972,757	10,962,874	10,947,341
Diluted	10,962,874	10,972,757	10,962,874	10,949,239

Dividends declared per share	$0.36	$0.36	$1.08	$1.08

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2009	10,972,757	$10,973	$29,679,385	$100,103	$12,900,810	$42,691,271

Net income	—	—	—	—	12,073,038	12,073,038
Forfeiture of restricted stock	(9,883)	(10)	10	—	—
Unrealized loss on investments available for sale, net of tax	—	—	—	(14,405)	—	(14,405)
Stock-based compensation	—	—	643,324	—	—	643,324
Income tax benefit from dividends on restricted stock	—	—	11,145	—	—	11,145
Dividends	—	—	—	—	(11,847,020)	(11,847,020)

Balance at September 30, 2010	10,962,874	$10,963	$30,333,864	$85,698	$13,126,828	$43,557,353

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
	2010	2009
Operating Activities
Net income	$12,073,038	$11,586,981
Adjustments to net income:
Provision for bad debt	406,408	747,943
Deferred taxes	(278,779)	(500,558)
Stock-based compensation	643,324	689,985
Excess tax benefit from stock option exercises	—	(418,830)
Income tax benefit from restricted stock dividends	(11,145)	—
Depreciation	1,510,858	1,294,136
Changes in operating assets and liabilities:	—
Accounts receivable	(5,652,830)	(4,305,921)
Financing receivables	(100,731)	(719,003)
Inventories	(215,308)	(322,308)
Prepaid expenses	(138,958)	(260,666)
Accounts payable	1,428,995	(905,915)
Deferred revenue	623,189	(391,529)
Other liabilities	1,807,731	(495,062)
Income taxes payable	1,799,778	124,711

Net cash provided by operating activities	13,895,570	6,123,964

Investing Activities
Purchases of property and equipment	(4,569,902)	(1,385,976)
Sales of investments	—	1,500,000
Purchases of investments	(188,348)	(2,897,693)

Net cash used in investing activities	(4,758,250)	(2,783,669)

Financing Activities
Proceeds from exercise of stock options	—	1,303,599
Income tax benefit from restricted stock dividends	11,145	—
Excess tax benefit from stock option exercises	—	418,830
Dividends paid	(11,847,020)	(11,817,268)

Net cash used in financing activities	(11,835,875)	(10,094,839)

Decrease in cash and cash equivalents	(2,698,555)	(6,754,544)

Cash and cash equivalents at beginning of period	4,386,763	11,744,466

Cash and cash equivalents at end of period	$1,688,208	$4,989,922

Cash paid for interest	$—	$—
Cash paid for income taxes, net of refund	$5,751,143	$7,207,693
Reclassification of inventory to property and equipment	$325,671	$—

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

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

Revenue for ISP and business management services are recognized in the period in which the services are performed.

3.	OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following:

	September 30, 2010	December 31, 2009
Salaries and benefits	$2,399,957	$1,378,473
Commissions	500,000	182,525
Self-insurance reserves	493,000	510,900
Unrecognized tax benefit	589,477	536,717
Other	240,479	237,734

	$4,222,913	$2,846,349

4.	INVESTMENTS

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

Investments are comprised of the following at September 30, 2010:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short term investments (cash and accrued income)	$224,554	$—	$—	$224,554
Obligations of U.S. Treasury, U.S. government corporations and agencies	5,664,845	18,484	983	5,682,346
Mortgage backed securities	128,662	3,050	—	131,712
Corporate bonds	7,236,639	121,473	1,536	7,356,576

	$13,254,700	$143,007	$2,519	$13,395,188

Shown below are the amortized cost and estimated fair value of debt securities with fixed maturities at September 30, 2010, by contract maturity date. Actual maturities may differ from contractual maturities because issuers of certain securities retain early call or prepayment rights.

	Amortized Cost	Fair Value
Due in 2010	$1,582,654	$1,584,096
Due in 2011	4,362,145	4,412,165
Due in 2012	6,165,078	6,251,040
Due in 2013	1,016,161	1,016,176
Due thereafter	128,662	131,711

	$13,254,700	$13,395,188

Investments were comprised of the following at December 31, 2009:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short term investments (cash and accrued income)	$311,895	$—	$—	$311,895
Obligations of U.S. Treasury, U.S. government corporations and agencies	4,648,496	15,047	847	4,662,696
Mortgage backed securities	153,083	737	—	153,820
Corporate bonds	7,965,541	149,430	264	8,114,707

	$13,079,015	$165,214	$1,111	$13,243,118

5.	NET INCOME PER SHARE

The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. The Company used the treasury stock method to calculate the impact of outstanding stock options. Potentially dilutive shares for a period are derived from outstanding stock options that have an exercise price less than the weighted average market price of our common stock during such period. The difference between basic and diluted EPS is solely attributable to stock options. There were no dilutive shares for the three and nine month periods ended September 30, 2010 or the three month period ended September 30, 2009. There were 1,898 dilutive shares for the nine month period ended September 30, 2009.

6.	INCOME TAXES

The Company accounts for income taxes in accordance with FASB’s Codification topic, Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Deferred tax assets and liabilities are comprised of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Deferred tax assets:
Accounts receivable	$448,093	$296,194
Accrued vacation	1,184,511	1,027,065
Stock-based compensation	285,142	390,847
Other accrued liabilities	291,124	325,153

Total deferred tax assets	$2,208,870	$2,039,259

Deferred tax liabilities:
Other comprehensive income	$42,128	$64,001
Depreciation	851,588	960,756

Total deferred tax liabilities	$893,716	$1,024,757

Significant components of the Company’s income tax provision in the Condensed Statements of Income for the nine months ended September 30 are as follows:

	2010	2009
Current provision:
Federal	$6,231,706	$5,889,245
State	1,378,240	1,443,155
Deferred benefit:
Federal	(250,186)	(449,219)
State	(28,593)	(51,339)

Total income tax provision	$7,331,167	$6,831,842

The difference between income taxes at the U. S. federal statutory income tax rate of 35% and those reported in the Condensed Statements of Income for the nine months ended September 30 is as follows:

	2010	2009
Income taxes at U. S. Federal statutory rate	$6,787,972	$6,446,588
State income tax, net of federal tax effect	867,264	886,712
Impact of tax credits	(209,274)	(468,061)
Other	(114,795)	(33,397)

Total income tax provision	$7,331,167	$6,831,842

The federal returns for the tax years 2004, 2005, and 2006 are currently under examination by Internal Revenue Service, primarily in relation to research credits claimed on those returns by the Company. The federal returns for tax years 2007, 2008 and 2009 remain open to examination, and the tax years 2004 – 2009 remain open to other taxing jurisdictions to which the Company is subject. The Company had unrecognized tax benefits of $589,477 related to uncertain tax positions as of September 30, 2010 under the provisions of FASB Codification topic, Income Taxes, which is recorded in Other accrued liabilities on the Condensed Balance Sheet. No accrued interest or penalties for such positions is recorded. The tax provision for 2010 does not currently include the impact of certain tax credits that expired on December 31, 2009. These credits are currently up for renewal in Congress, and when passed may have a significant impact to our 2010 provision for income taxes.

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

The following table shows total stock-based compensation expense for the three and nine months ended September 30, 2010 and 2009, included in the Condensed Statements of Income:

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Costs of sales	$74,997	$74,997	$224,991	$224,991
Operating expenses	137,499	154,998	418,333	464,994

Pre-tax stock-based compensation expense	212,496	229,995	643,324	689,985
Less: income tax effect	82,873	89,698	250,896	269,094

Net stock-based compensation expense	$129,623	$140,297	$392,428	$420,891

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

Under the methodology of the Codification, the fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes option pricing model. The multiple option approach was used, with assumptions for expected option life of 5 years and 44% expected volatility for the market price of the Company’s stock in 2002. An estimated dividend yield of 3% was used. The risk-free rate of return was determined to be 2.79% in 2002. No options were granted during 2009 or the first nine months of 2010. There were no outstanding options as of December 31, 2009 or September 30, 2010.

A summary of stock option activity under the 2002 Stock Option Plan during the nine month period ended September 30, 2009 is as follows:

	September 30, 2009
	Shares	Exercise Price
Outstanding at beginning of year	82,608	$16.50
Granted	—	—
Exercised	(79,006)	16.50
Forfeited	(3,602)	16.50

Outstanding at end of period	—	$—

Exercisable at end of period	—	$—

Shares available for future grants under the plan at end of period		495,134

The aggregate intrinsic value (as measured by the difference between the exercise price of the option and the market value of the Company’s common stock) of options exercised during the nine months ended September 30, 2009 was $1,145,689. There were no options granted, exercised or outstanding during the nine months ended September 30, 2010. As of September 30, 2010, there were 495,134 shares available under the 2002 Stock Option Plan for future grants.

As of September 30, 2010, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2002 Stock Option Plan.

2005 Restricted Stock Plan

On January 27, 2006, the Compensation Committee of the Board of Directors approved the grant of 116,498 shares of restricted stock, effective January 30, 2006, to certain executive officers of the Company under the 2005 Restricted Stock Plan. The grant date fair value was $42.91 per share. The restricted stock vests in five equal annual installments commencing on the first anniversary of the date of grant. On May 17, 2006, the Compensation Committee of the Board of Directors approved the grant of 17,810 shares of restricted stock to the newly named Chief Operating Officer of the Company. The grant date fair value was $42.11 per share. The restricted stock vests in five equal annual installments commencing January 30, 2007, and each January 30 thereafter. On January 23, 2008, the Compensation Committee of the Board of Directors approved the grant of 16,471 shares of restricted stock to the then newly named Vice President – Finance and Chief Financial Officer of the Company. The grant date fair value was $21.25 per share. The restricted stock was scheduled to vest in five equal annual installments commencing January 30, 2009, and each January 30 thereafter. On June 30, 2010, 9,883 shares of this restricted stock were forfeited, cancelled and returned to authorized and unissued shares as a result of the termination of employment of this individual on such date.

A summary of activity under the 2005 Restricted Stock Plan during the nine month periods ended September 30, 2010 and 2009 is as follows:

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock outstanding at beginning of year	52,920	$37.41	76,086	$38.11
Granted	—	—	—	—
Forfeited	(9,883)	21.25	—	—
Vested	(23,166)	39.71	(23,166)	39.71

Nonvested stock outstanding at end of period	19,871	$42.77	52,920	$37.41

As of September 30, 2010, there was $278,911 of total unrecognized compensation cost related to non-vested restricted stock granted under the 2005 Restricted Stock Plan. This cost is expected to be recognized over a weighted-average period of 0.4 years.

8.	COMPREHENSIVE INCOME

FASB Codification topic, Comprehensive Income, requires the disclosure of certain revenue, expenses, gains and losses that are excluded from net income in accordance with accounting principles generally accepted in the United States of America. Total comprehensive income for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income as reported	$4,888,469	$4,020,544	$12,073,038	$11,586,981
Other comprehensive income:
Unrealized loss on investments available for sale, net of taxes	(62)	(3,373)	(14,405)	(21,342)

Total comprehensive income	$4,888,407	$4,017,171	$12,058,633	$11,565,639

9.	COMMITMENTS AND CONTINGENCIES

As of September 30, 2010, the Company is contingently liable as guarantor on a lease obligation between Solis Healthcare, LP (“Solis Healthcare”), as lessee, and Winthrop Resources Corporation (“Winthrop”), as lessor. Solis Healthcare purchased a software system from the Company in the first quarter of 2008 and then entered into a sale-leaseback transaction with Winthrop. The Company provided this guarantee in order to facilitate Solis Healthcare in leasing the new system. The lease has an initial term of five years and continues from year to year thereafter until terminated. The Company is contingently liable as guarantor under the lease such that, if at any time prior to the termination of the initial term of the lease, Solis Healthcare (i) enters into bankruptcy or (ii) defaults for more than 60 days in its payments or performance under the lease, the Company will be obligated to perform under the guaranty by making the required lease payments, including late fees and penalties. The guarantee runs for the initial term of the lease; however, the maximum potential amount of future payments that the Company would be required to make to Winthrop under the guaranty is $1,477,820, representing the remaining payments on the initial lease term as of September 30, 2010, plus any fees and costs that Winthrop incurs in collecting amounts due under the lease (including attorney’s fees and costs). The Company recorded $2,154,389, the amount billed for the new system installation, as revenue during the first quarter of 2008. Due to the contingent nature of the guaranty, the maximum amount of the guaranty is not recorded on the balance sheet; however, when necessary, reserves are recorded to cover potential losses. A liability in the amount of $69,466, the amortized fair value of the guaranty, is recorded on the balance sheet as an other accrued liability at September 30, 2010. As of September 30, 2010, we were not aware of any conditions that would effect the payment or performance risk of the lease obligation.

Effective for the quarter ended June 30, 2009, the Company began including language in its customer license agreements, when specifically requested by a customer, that the Company’s electronic health record system, when used as prescribed by the Company, will provide the customer with the means to achieve meaningful use of certified electronic health records (“EHR”) as specified in the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH Act”), which was enacted as part of the American Recovery and Reinvestment Act of 2009 (“ARRA”). To qualify for incentive payments under ARRA, healthcare providers must demonstrate that they are meaningful users of certified EHR technology. On July 13, 2010, the Centers for Medicare & Medicaid Services (“CMS”) released final rules setting forth the requirements that healthcare providers must satisfy to become “meaningful users” of certified EHR technology. On the same day, the Office of the National Coordinator for Health Information Technology (“ONC”) of the Department of Health and Human Services issued a companion final rule setting forth the standards, specifications and certification criteria that EHR technology must satisfy in order to be classified as “certified” EHR technology. We have submitted our application for our EHR system to be certified under ARRA with The Certification Commission for Healthcare Information Technology (CCHITsm), the leading certification authority for healthcare information systems. Our application and security attestation have been accepted and approved by CCHITsm, and our goal is to complete the testing process and for our EHR system to be officially certified under ARRA by December 31, 2010.

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

The following tables summarize the carrying amounts and fair values of certain assets and liabilities at September 30, 2010 and December 31, 2009: The fair value of all accrued income, U.S. Government-backed securities, U.S. Treasury securities, and mortgage-backed securities are classified as Level 2 fair values in all interim periods due to the non-active nature of these markets. Accrued income represents earnings due and payable to our investment portfolio at any point in time but not yet received.

		Fair Value at September 30, 2010 Using
Description	Carrying Amount at 9/30/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Short-term investments (cash and accrued income)	$224,554	$140,212	$84,342	$—
Mortgage backed securities	131,712	—	131,712	—
Obligations of U.S. Treasury, U.S. government corporations and agencies	5,682,346	—	5,682,346	—
Corporate bonds	7,356,576	7,356,576	—	—

Total available-for-sale securities	$13,395,188	$7,496,788	$5,898,400	$—

		Fair Value at December 31, 2009 Using
Description	Carrying Amount at 12/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Short-term investments (cash and accrued income)	$311,895	$160,105	$151,790	$—
Mortgage backed securities	153,820	—	153,820	—
Obligations of U.S. Treasury, U.S. government corporations and agencies	4,662,696	612,537	4,050,159	—
Corporate bonds	8,114,707	7,463,276	651,431	—

Total available-for-sale securities	$13,243,118	$8,235,918	$5,007,200	$—

11.	RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Standards Adopted in 2010

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosure. This update provides amendments to Codification topic, Fair Value Measurements and Disclosures, that require new disclosures about transfers in and out of Levels 1 and 2, the reasons for the transfers as well as a reconciliation for fair value measurements using significant unobservable inputs (Level 3), and requires quantitative disclosures about the fair value measurements separately for each class of assets and liabilities. The update is effective for interim and annual reporting periods beginning after December 15, 2009. Adoption of this update did not have a material impact on our financial statements.

New Accounting Standards Yet To Be Adopted

In October 2009, the FASB issued ASU 2009-14, Software: Certain Revenue Arrangements That Include Software Elements. This update addresses revenue recognition in situations where products or services are sold along with incidental software components. The update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We do not believe this update will have a material impact on our financial statements.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition: Multiple-Deliverable Revenue Arrangements. This update addresses the criteria for separating consideration in multiple-element arrangements. It will require companies allocating the overall consideration to each deliverable to use an estimated selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. The update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We have not yet determined whether this update will have a material impact on our financial statements.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This update requires improved disclosures about the credit quality of financing receivables and credit reserves held against them. The update is effective for periods ending on or after December 15, 2010. We do not believe this update will have a material impact on our financial statements but will require additional disclosures.

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

•

government regulation of our products and customers, including the effects of the healthcare reform legislation enacted in 2010 and changes in healthcare policy affecting Medicare and Medicaid reimbursement rates and qualifying technological standards;

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

As a result of the economic recession of 2007 to 2009 and continued economic uncertainty, hospitals have experienced reduced availability of third party credit and an overall reduction in their investment portfolios. In addition, healthcare organizations with a large dependency on Medicaid populations, such as community based hospitals, have been impacted by the challenging financial condition of many state governments and government programs. Accordingly, we recognize that prospective hospital customers often do not have the necessary capital to make investments in information technology. Additionally, in response to these challenges, hospitals have become more selective regarding where they invest capital, resulting in a focus on strategic spending that generates a return on their investment. Despite the current economic environment, we believe healthcare information technology is often viewed as more strategic to hospitals than other possible purchases because the technology offers the possibility of a quick return on investment. Information technology also plays an important role in healthcare by improving safety, efficiency and reducing cost. Additionally, we believe most hospitals recognize that they must invest in healthcare information technology to meet current and future regulatory, compliance and government reimbursement requirements.

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

We have experienced slower customer payments over the past two years, and expect this trend to continue at least through the remainder of 2010 and until the economy shows significant signs of recovery.

American Recovery and Reinvestment Act of 2009

While the economic recession of 2007 to 2009 and continued economic uncertainty have impacted and could continue to impact the community hospitals that comprise our target market, we believe that the Health Information Technology for Economic and Clinical Health Act of 2009 (the “HITECH Act”), which was enacted as part of the American Recovery and Reinvestment Act of 2009 (“ARRA”), will increase demand for healthcare information technology and may have a positive impact on our business prospects. ARRA includes more than $19 billion in incentives to hospitals and other healthcare providers that implement and engage in “meaningful use” of certified electronic health record (“EHR”) technology prior to 2015. These incentive payments are set to begin as early as May 2011 for hospitals and other eligible healthcare providers. If an eligible healthcare provider does not begin to implement and engage in “meaningful use” of certified EHRs prior to 2015, then reimbursement under Medicare will begin to be reduced.

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

The ONC has designated three organizations as Authorized Testing and Certification Bodies to certify electronic medical record providers under the ARRA program. We have submitted our EHR system for certification under ARRA to one of those bodies, the Certification Commission for Healthcare Information Technology (CCHITsm), the leading certification authority for healthcare information systems. Our application and security attestation have been accepted by CCHITsm, and our goal is to complete the testing process and for our EHR system to be officially certified under ARRA by December 31, 2010.

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

Health Care Reform

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, collectively referred to as the “Healthcare Legislation.” This sweeping legislation implements changes to the healthcare and health insurance industries over the next several years through 2015, with the ultimate goal of requiring substantially all U.S. citizens and legal residents to have qualifying health insurance coverage by 2014 and providing the means by which it will be made available to them. We anticipate that the Healthcare Legislation will have little direct impact on our internal operations but may have a significant impact on the business of our hospital customers. We have not been able to determine at this point whether that impact will be positive, negative or neutral; however, it is likely that the Healthcare Legislation will affect hospitals differently depending upon the populations they service. Community hospitals typically service higher uninsured populations than larger urban hospitals and rely more heavily on Medicare and Medicaid for reimbursement. It remains to be seen whether the increase in the insured population for community hospitals, as well as the increase in Medicare and Medicaid reimbursements under ARRA for hospitals that implement EHR technology, will be enough to offset proposed cuts in Medicare and Medicaid reimbursements contained in the Healthcare Legislation.

We believe healthcare initiatives will continue during the foreseeable future. If adopted, some aspects of previously proposed reforms, such as further reductions in Medicare or Medicaid payments, could adversely affect the businesses of our customers and thereby harm our business.

Results of Operations

In the nine months ended September 30, 2010, we generated revenues of $110.2 million from the sale of our products and services, as compared to $94.0 million for the nine months ended September 30, 2009, an increase of 17.2%. Our net income for the nine months ended September 30, 2010 increased 4.2% from the first nine months of 2009, and cash flow from operations increased 126.9%.

The following table sets forth certain items included in our results of operations for the three and nine months ended September 30, 2010 and 2009, expressed as a percentage of our total revenues for these periods (dollar amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
System sales	$17,482	42.7%	$11,578	35.1%	$42,049	38.2%	$30,916	32.9%
Support and maintenance	14,980	36.6%	13,957	42.3%	43,655	39.6%	41,611	44.3%
Business management services	8,451	20.7%	7,473	22.6%	24,464	22.2%	21,464	22.8%

Total sales revenues	40,913	100.0%	33,008	100.0%	110,168	100.0%	93,991	100.0%
Costs of sales:
System sales	12,591	30.8%	9,428	28.6%	33,778	30.7%	25,716	27.4%
Support and maintenance	6,161	15.1%	5,595	17.0%	17,619	16.0%	15,916	16.9%
Business management services	5,104	12.5%	4,372	13.2%	13,919	12.6%	12,612	13.4%

Total costs of sales	23,856	58.3%	19,395	58.8%	65,316	59.3%	54,244	57.7%

Gross profit	17,057	41.7%	13,613	41.2%	44,852	40.7%	39,747	42.3%
Operating expenses:
Sales and marketing	3,311	8.1%	2,297	7.0%	8,315	7.5%	6,625	7.0%
General and administrative	6,068	14.8%	5,211	15.8%	17,645	16.0%	15,393	16.4%

Total operating expenses	9,379	22.9%	7,508	22.7%	25,960	23.6%	22,018	23.4%

Operating income	7,678	18.8%	6,105	18.5%	18,892	17.1%	17,729	18.9%
Other income:
Interest income	222	0.5%	219	0.7%	512	0.5%	690	0.7%

Total other income	222	0.5%	219	0.7%	512	0.5%	690	0.7%

Income before taxes	7,900	19.3%	6,324	19.2%	19,404	17.6%	18,419	19.6%
Income taxes	3,012	7.4%	2,303	7.0%	7,331	6.7%	6,832	7.3%

Net income	$4,888	11.9%	$4,021	12.2%	$12,073	11.0%	$11,587	12.3%

Three Months Ended September 30, 2010 Compared with Three Months Ended September 30, 2009

Revenues. Total revenues for the three months ended September 30, 2010 increased 23.9%, or $7.9 million, compared to the three months ended September 30, 2009. We experienced a significant increase in new systems and add-on sales during the third quarter of 2010, as well as continued increases in our recurring revenue streams from support and maintenance and business management services.

System sales revenues increased by 51.0%, or $5.9 million, for the comparative three month periods. Sales to existing customers accounted for 57.4% of our system sales revenue for the third quarter of 2010 compared to 63.2% for the third quarter of 2009. third quarter of 2010 compared to eleven in the third quarter of 2009.

Support and maintenance revenues increased by 7.3%, or $1.0 million, for the comparative three month periods. This increase was attributable to an increase in recurring revenues as a result of a larger customer base and an increase in support fees for add-on business sold to existing customers.

Business management services revenues increased by 13.1%, or $1.0 million, for the comparative three month periods. We experienced this increase in business management services revenues as a result of growth in customer demand for insurance follow-up services and private pay collection services. We were providing our full suite of business office management services to
29 customers at September 30, 2010, compared to 26 customers at September 30, 2009.

Costs of Sales. Total costs of sales increased by 23.0%, or $4.5 million, for the comparative three month periods. As a percentage of total revenues, costs of sales decreased 50 basis points to 58.3% from 58.8%.

Cost of system sales increased by 33.6%, or $3.2 million, for the comparative three month periods. Gross margin on system sales increased to 28.0% in the third quarter of 2010 from 18.6% in the same quarter of the prior year due to more efficient use of personnel added over the past year. Cost of equipment increased 48.8%, or $1.1 million, and cost of software increased $0.3 million for the comparative three month periods. Equipment and software costs increased due to a higher number of installations. Payroll and related costs increased 10.6%, or $0.5 million, for the comparative three month periods. This increase is primarily due to salary costs of additional support personnel hired during 2009 and 2010 in anticipation of an increase in future installations stemming from the electronic medical record requirements contained in the American Recovery and Reinvestment Act of 2009 (the “ARRA”). We had 465 installation and support employees as of September 30, 2010 compared to 395 as of September 30, 2009. The training curve of a newly hired employee is generally 6 to 12 months, therefore sales margins have slowly improved as our new employees are more fully utilized. Travel and related costs increased 65.0%, or $1.2 million, as a result of an increased number of installations during the quarter.

Cost of support and maintenance increased by 10.1%, or $0.6 million, for the comparative three month periods. The gross margin on support and maintenance revenues decreased to 58.8% from 59.9% in the same quarter of the prior year. The decrease in gross margin was due to a 10.5%, or $0.5 million, increase in payroll and related costs due to the addition of the new personnel during 2009 and 2010 to service our growing customer base.

Cost of business management services increased by16.7%, or $0.7 million, for the comparative three month periods. During the third quarter of 2010 we completed the transition our entire business management services division into a consolidated facility near our main campus in Mobile, Alabama. We believe this consolidation will improve workflow and operations as well as allow for future growth of our business management services division for the foreseeable future. The gross margin on business management services decreased to 39.6% compared to 41.5% in the same quarter of the prior year primarily due to higher occupancy costs related to the new facility.

Sales and Marketing Expenses. Sales and marketing expenses increased by 44.1%, or $1.0 million, for the comparative three month periods. The increase is attributable to a $0.9 million increase in commission expense, largely attributable to the increased sales of new and add-on systems. Salary expenses increased $0.1 million from additional personnel and merit increases.

General and Administrative Expenses. General and administrative expenses increased by 16.5%, or $0.9 million, for the comparative three month periods. This increase was attributable to a $0.1 million increase in depreciation expense, a $0.2 million increase in insurance costs, a $0.2 million increase in professional fees incurred as a result of an internal investigation, a $0.1 million increase in telephony expenses to support SAAS customers, and a $0.2 million increase in costs for our national user group meeting expense which was incurred in the third quarter of 2010 but for which their was no comparable expense in the third quarter of 2009.

As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses increased slightly to 22.9% for the three months ended September 30, 2010 compared to 22.7% for the three months ended September 30, 2009.

Net Income. Net income for the three months ended September 30, 2010 increased by 21.6%, or $0.9 million, to $4.9 million, or $0.45 per diluted share, as compared with net income of $4.0 million, or $0.37 per diluted share, for the three months ended September 30, 2009. Net income represented 11.9% of revenue for the three months ended September 30, 2010, as compared to 12.2% of revenue for the three months ended September 30, 2009.

Nine Months Ended September 30, 2010 Compared with Nine Months Ended September 30, 2009

Revenues. Total revenues for the nine months ended September 30, 2010 increased by 17.2%, or $16.2 million, compared to the nine months ended September 30, 2009. We have experienced a significant increase in new systems and add-on sales during the nine months ended September 31, 2010, as well as continued increases in our recurring revenue streams from support and maintenance and business management services.

System sales revenues increased by 36.0%, or $11.1 million, for the comparative nine month periods. System sales increased in the second and third quarter of 2010 and should remain relatively strong for the remainder of the year. Sales to existing customers accounted for 62.2% of system sales revenue for the first nine months of 2010 as compared to 62.0% for the first nine months of 2009.

Support and maintenance revenues increased by 4.9%, or $2.0 million, for the comparative nine month periods. This increase was attributable to an increase in recurring revenues as a result of a larger customer base and increased sales of add-on business to existing customers.

Business management services revenues increased by 14.0%, or $3.0 million, for the comparative nine month periods. We experienced an increase in business management services revenues as a result of continued growth in existing customer demand for insurance follow-up services and private pay collection services.

Costs of Sales. Total costs of sales increased by 20.4%, or $11.1 million, for the comparative nine month periods. As a percentage of total revenues, costs of sales increased 160 basis points to 59.3% from 57.7%.

Cost of system sales increased by 31.3%, or $8.1 million, for the comparative nine month periods. Cost of equipment increased by 51.0%, or $2.9 million, and cost of software increased by 80.0%, or $0.6 million, due to an increased number of installations. Payroll and related costs increased by 15.2%, or $2.1 million, due to the addition of new personnel as described previously. Travel and related costs increased by 45.8%, or $2.3 million, due to the increased number of new and add-on system installations. Gross margin on system sales increased to 19.7% in the first nine months of 2010 compared to 16.8% in the first nine months of 2009.

Cost of support and maintenance increased by 10.8%, or $1.7 million, for the comparative nine month periods. The gross margin on support and maintenance revenues decreased to 59.6% compared to 61.8% for the same nine month period in the prior year. The decrease in gross margin was primarily due to a 14.0%, or $1.9 million, increase in payroll and related costs due to the addition of personnel during 2009 and 2010 as described previously.

Our costs associated with business management services increased by 10.4%, or $1.3 million, for the comparative nine month periods. This increase was caused by an increase of $0.9 million in payroll, temporary labor and related expenses as a result of an increase in the number of employees needed to support our growing business management services operations. Occupancy and related costs also increased $0.2 million due to the new business management services facility. The gross margin on our business management services increased 190 basis points to 43.1% for the nine month period ended September 30, 2010 from 41.2% for the comparable nine month period ended September 30, 2009 due to more efficient utilization of personnel.

Sales and Marketing Expenses. Sales and marketing expenses increased 25.5%, or $1.7 million, for the comparative nine month periods due to a $1.4 increase in commission expense due to new and add-on system sales and a $0.3 million increase in salary and related costs.

General and Administrative Expenses. General and administrative expenses increased by 14.7%, or $2.3 million, for the comparative nine month periods. This increase was attributable to a $0.6 million increase in health insurance and related costs due to negative claims experience. Depreciation expense increased by $0.3 million due to new facilities put into operation during the first nine months of 2010. Professional fees increased by $0.5 million, primarily as the result of an internal investigation. Payroll and related costs increased by $0.2 million due to salary increases as the result of merit-based increases. Telephony costs also increased $0.2 million due to additional telephony infrastructure.

As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses increased slightly to 23.6% for the nine months ended September 30, 2010 compared to from 23.4% for nine months ended September 30, 2009.

Net Income. Net income for the nine months ended September 30, 2010 increased by 4.1%, or $0.5 million, to $12.1 million, or $1.10 per diluted share, as compared with net income of $11.6 million, or $1.06 per diluted share, for the nine months ended September 30, 2009. Net income represented 10.9% of revenue for the nine months ended September 30, 2010, as compared to 12.3% of revenue for the nine months ended September 30, 2009.

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of $1.7 million, compared to $4.4 million at December 31, 2009. Management believes that cash and investments plus cash generated from our normal operating activities should be adequate to fund our business through the remainder of 2010 and 2011. Our principal source of liquidity has been cash provided by operating activities. Cash provided by operating activities has been used primarily to fund the growth in our business and return cash to shareholders in the form of dividends. We believe that paying dividends is an effective way of providing an investment return to our stockholders and a beneficial use of our cash. However, the declaration of dividends by CPSI is subject to the discretion of our Board of Directors. Our Board of Directors will continue to take into account such matters as general business conditions, our financial results, available cash and investments and such other factors as our Board of Directors may deem relevant in determining dividend policies.

Net cash provided by operating activities for the nine months ended September 30, 2010 was $13.9 million, compared to $6.1 million for the nine months ended September 30, 2009. The increase was primarily due to an increase in accounts payable, deferred revenue and other liabilities as well as income taxes payable. Our days sales outstanding for the quarter ended September 30, 2010 dropped to 54 from 56 for the year ended December 31, 2009, which reflects a slight improvement in accounts receivable status as a percentage of sales during the first nine months of 2010. However, collections are still slower than in 2008 and prior periods, and we continue to experience an increase in requests by customers for payment terms and financing arrangements as a result of the challenging economic environment and reduced availability of credit from third parties. These financing arrangements and slower collections negatively affect our short-term operating cash flow and cash available.

Net cash used in investing activities totaled $4.8 million for the nine months ended September 30, 2010 compared to
$2.8 million for the nine months ended September 30, 2009. We used cash for the purchase of $4.6 million of property and equipment and the purchase of investments of $0.2 million during the nine months ended September 30, 2010. The property and equipment purchases were primarily for the build-out of a new facility in Mobile, Alabama to house our business management services employees. The facility was complete as of September 30, 2010. The new facility should provide us with sufficient expansion space for our business management services operations for the next few years.

Net cash used in financing activities totaled $11.8 million for the nine months ended September 30, 2010, compared to $10.1 million for the nine months ended September 30, 2009. Net cash used in financing activities increased from the prior year due to the expiration of all options previously granted under the 2002 Stock Option Plan in May 2009, which options provided financing proceeds and income tax benefits to the Company.

We currently do not have a bank line of credit or other credit facility in place. Because we have no debt, we are not subject to contractual restrictions or other influences on our operations, such as payment demands and restrictions on the use of operating funds that are typically associated with debt. If we borrow money in the future, we will likely be subject to operating and financial covenants that could limit our ability to operate as profitably as we have in the past. Defaults under applicable loan agreements could result in the demand by lenders for immediate payment of substantial funds and substantial restrictions on expenditures, among other things. Due to current economic conditions and continued disruption of availability of financing arrangements in the capital markets, additional capital, if needed, may not be available on terms favorable to us, or at all.

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

The lease has an initial term of five years and continues from year to year thereafter until terminated. We are contingently liable as guarantor under the lease such that, if at any time prior to the termination of the initial term of the lease, Solis Healthcare (i) enters into bankruptcy or (ii) defaults for more than 60 days in its payments or performance under the lease, we will be obligated to perform under the guaranty by making the required lease payments, including late fees and penalties. The guaranty runs for the initial term of the lease; however, the maximum potential amount of future payments that we would be required to make to Winthrop under the guaranty is $1,477,820, representing the remaining payments on the initial term of the lease as of September 30, 2010, plus any fees and costs that Winthrop incurs in collecting amounts due under the lease (including attorney’s fees and costs). We recorded $2,154,389, the amount billed for the new system installation, as revenue during the first quarter of 2008. Due to the contingent nature of the guaranty, the maximum amount of the guaranty is not recorded on our balance sheet; however, when necessary, we record reserves to cover potential losses. A liability in the amount of $69,466, the amortized fair value of the guaranty, is recorded on our balance sheet as an other accrued liability at September 30, 2010. See Note 9 to the financial statements for additional information.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk relates primarily to the potential change in the value of our investment portfolio as a result of fluctuations in interest rates. The primary purpose of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk of loss. As of September 30, 2010, our investment portfolio consisted of a variety of financial instruments, including, but not limited to, money market securities, commercial paper and high quality government and corporate obligations. It is our intent to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We do not hold financial instruments for trading or other speculative purposes. The securities in our investment portfolio are classified as available-for-sale and, consequently, are recorded on our balance sheet at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

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

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of September 30, 2010.

	Aggregate Fair Value	Weighted Average Interest Rate
Cash and Cash Equivalents:
Cash	$1,688,208	—

Total cash and cash equivalents	$1,688,208

Short-Term Investments: (1)
Accrued Income	$84,342	—
Money market funds	140,212	0.25%
Obligations of the U.S. Treasury, U.S government corporations and agencies	3,056,181	2.28%
Corporate debt securities	2,715,527	4.67%

Total short-term investments	$5,996,262

Long-Term Investments: (2)
Obligations of the U.S. Treasury, U.S government corporations and agencies	$2,626,166	0.71%
Mortgage backed securities	131,711	5.00%
Corporate debt securities	4,641,049	4.27%

Total long-term investments	$7,398,926

(1)	Reflects instruments with a contractual maturity of less than one year.
(2)	Reflects instruments with a contractual maturity of one year or more.

As of September 30, 2010, the Company had no borrowings and, therefore, is not subject to interest rate risks related to debt instruments.

Item 4.	Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

In the course of the Company’s internal investigation into the misappropriation of corporate assets by the Company’s former Chief Financial Officer, certain deficiencies in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) (“internal controls”) were revealed. The Company has reviewed for remediation the relevant internal controls and related compliance policies and procedures, including the review, expansion and formalization of policies relating to credit card use and reimbursement procedures and the enhancement of its training of employees regarding compliance with these and other policies, and has substantially implemented as of the date of filing of this report changes to relevant internal controls. However, there were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

COMPUTER PROGRAMS AND SYSTEMS, INC.

Date: November 8, 2010	By:	/s/ J. Boyd Douglas
J. Boyd Douglas
President and Chief Executive Officer

Date: November 8, 2010	By:	/s/ David A. Dye
David A. Dye
Vice President - Finance and Chief Financial Officer

Exhibit Index

No.	Exhibit
3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Bylaws (filed as Exhibit 3.6 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002