Form 10-K
period 2010-12-31
COMPUTER PROGRAMS & SYSTEMS INC
filed 2011-03-07
CIK 1169445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as  defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant at June 30, 2010 was $422,184,980.

As of March 4, 2011 the registrant had outstanding 10,962,874 shares of its common stock.

DOCUMENTS INCORPORATED BY REFERENCE IN THIS FORM 10-K:

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2011 are incorporated by reference into Part III of this report.

*	Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2011 are incorporated by reference in Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified generally by the use of forward-looking terminology and words such as “expects,” “anticipates,” “estimates,” “believes,” “predicts,” “intends,” “plans,” “potential,” “may,” “continue,” “should,” “will” and words of comparable meaning. Without limiting the generality of the preceding statement, all statements in this Annual Report relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and future financial results are forward-looking statements. We caution investors that any such forward-looking statements are only predictions and are not guarantees of future performance. Certain risks, uncertainties and other factors may cause actual results to differ materially from those projected in the forward-looking statements. Such factors may include:

•	overall business and economic conditions affecting the healthcare industry;

•	potential effects of the federal health care reform legislation enacted in 2010, and implementing regulations, on the businesses of our hospital customers;

•	funding uncertainties associated with, and potential expenditures required by, the American Recovery and Reinvestment Act of 2009 in connection with the adoption of electronic health records;

•	saturation of our target market and hospital consolidations;

•	changes in customer purchasing priorities, capital expenditures and demand for information technology systems;

•	competition with companies that have greater financial, technical and marketing resources than we have;

•	failure to develop new technology and products in response to market demands;

•	fluctuations in quarterly financial performance due to, among other factors, timing of customer installations;

•	failure of our products to function properly resulting in claims for medical losses;

•	government regulation of our products and customers, including changes in healthcare policy affecting Medicare reimbursement rates;

•	government regulation of the healthcare and health insurance industries;

•	changes in accounting principles generally accepted in the United States of America;

•	general economic conditions, including changes in the financial markets that may affect the availability and cost of credit to us or our customers; and

•	interruptions in our power supply and/or telecommunications capabilities.

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

Overview

We are a healthcare information technology company that designs, develops, markets, installs and supports computerized information technology systems to meet the unique demands of small and midsize hospitals. Our target market includes acute care community hospitals with 300 or fewer beds and small specialty hospitals. We are a single-source vendor providing comprehensive software and hardware products, complemented by data conversion, complete installation, extensive support and information technology management and professional services. Our fully integrated, enterprise-wide system automates the management of clinical and financial data across the primary functional areas of a hospital. In addition, we provide services that enable our customers to outsource certain data-related business processes which we can perform more efficiently. We believe our products and services enhance hospital performance in the critical areas of clinical care, revenue cycle management, cost control and regulatory compliance. From our initial hospital installation in 1981, we have grown to serve over 650 hospital customers across 46 states and the District of Columbia. In 2010, we generated revenues of $153.2 million from the sale of our products and services.

Industry Dynamics

The healthcare industry is the largest industry in the United States economy. According to the Centers for Medicare and Medicaid Services, or “CMS,” the U.S. spent $2.5 trillion on healthcare in 2009, or approximately 17.6% of the U.S. gross domestic product. For 2010, these expenditures are projected to have been $2.6 trillion, or 17.6% of the U.S. gross domestic product. CMS estimates that by fiscal 2019 total U.S. healthcare spending will reach $4.6 trillion, or 19.6% of the estimated U.S. gross domestic product.

Hospital services represents one of the largest categories of total healthcare expenditures. According to CMS, in fiscal 2011, spending on hospital services will amount to approximately $827 billion, or 30.6% of total healthcare expenditures. According to the American Hospital Association, there are approximately 5,010 community hospitals in the United States that are in our target market of hospitals with 300 or fewer acute care beds. In addition, there is a market of small specialty hospitals that focus on discrete medical areas such as surgery, rehabilitation and psychiatry.

Notwithstanding the size and importance of the healthcare industry within the United States economy, the industry is constantly challenged by changing economic dynamics, increased regulation and pressure to improve the quality of healthcare. These challenges are particularly significant for the hospitals in our target market due to their more limited financial and human resources. However, we believe healthcare providers can successfully address these issues with the help of advanced medical information systems. Specific examples of the challenges and opportunities facing healthcare providers include the following.

Changing Economic Dynamics. Community hospitals typically generate a significant portion of their revenues from beneficiaries of the Medicare program. Consequently, even small changes in this federal program have a disproportionately larger impact on community hospitals as compared to larger facilities where greater portions of their revenues are typically generated from beneficiaries of private insurance programs. Medicare funding and reimbursements fluctuate year to year and, with the anticipated growth in healthcare costs, will continue to be scrutinized as the federal government attempts to control the costs and growth of the program. The Medicaid program, which is a federal/state program managed by the individual states and dependent in part on funding from the states, also continues to struggle due to the increasing cost of healthcare and limited state revenues. In addition to issues in state funding, the Deficit Reduction Act of 2005, which included cuts of $6.4 billion and $4.7 billion from Medicare and Medicaid, respectively, over the five-year period from 2006 to 2010, has cut deeper into Medicaid reimbursements, and the gains made in Medicare reimbursements are being adversely affected. Furthermore, federal and state budget shortfalls could lead to potential reductions in funding for Medicare and Medicaid. Reductions in reimbursements from Medicare and Medicaid could lead to hospitals postponing expenditures on information technology. We expect that the demand for Medicare and Medicaid services will increase as a result of the recent economic recession and increased unemployment. According to the American Hospital Association (AHA), a one percentage point increase in unemployment increases enrollment in Medicaid and Children’s Health Insurance Program (CHIP) by approximately one million lives. With national unemployment at close to 10 percent, more pressure is being put on America’s hospitals as they struggle to serve the growing numbers of uninsured patients according to the AHA.

Additionally, the reduced availability of credit since 2007 has increased the costs to hospitals of borrowing money and made it more difficult to find the financing for necessary facility and technology improvements. According to a study conducted by the AHA in April 2009, due to the credit crisis and a significant increase in uncompensated care, 80% of the hospitals in the United States of America had cut capital spending for facility upgrades, clinical technology and/or information technology.

Despite the above projections, according to a survey published by Premier healthcare alliance in its September 2010 Economic Outlook analysis, 69% of healthcare representatives said capital budgets in 2010 will remain flat or increased compared to 2009. Overall, 42% of respondents suggested an increase in spending in 2010, while 32% suggested a decrease. The survey also found most hospital executives have health care reform at the top of the list of concerns, with more than 80% considering healthcare reform and changes in reimbursement and EHR implementation and data storage as the most important health care trends today. In addition, 73% of hospital executives anticipate that healthcare reform and EHR implementation will have the greatest impact on their hospitals’ financial performance over the next year.

The American Recovery and Reinvestment Act of 2009. On February 17, 2009, President Barack Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “ARRA”). This $787 billion economic stimulus package includes a number of health care policy provisions, including approximately $19 billion in funding over a ten-year period for health information technology infrastructure and Medicare and Medicaid incentives to encourage doctors, hospitals, and other providers to use health information technology to electronically exchange patients’ health information, through the development of health information exchanges (“HIE”) and the adoption of electronic health records (“EHR”). Approximately $2 billion of the total funding amount is in appropriated funds for discretionary grants, loans and technical assistance programs designed to aid providers with the adoption of EHR and the development of HIE. These funds are being disbursed by various agencies within the Department of Health and Human Services, either directly to providers – including private physician offices – or to other entities like states or non-profit organizations. The remaining allocated amounts will take the form of Medicare and Medicaid payment incentives. The ARRA identifies four priority areas for spending with respect to health information technology: (1) establishing HIE; (2) EHR adoption; (3) workforce training; and (4) new technology research and development. In order to qualify for EHR funding, providers are required to connect to an HIE, which means funding is dependent on state action to establish HIEs. The payment incentives started to become available to our customers in February 2011. The ARRA includes payment incentives for critical access hospitals that are meaningful users of EHR. During December 2010, both our hospital and medical practice EHR solutions were certified as a complete EHR by the Certification Commission for Health Information Technology (CCHIT®). Receiving this certification for both our hospital and ambulatory EHR products ensures that hospitals and other healthcare providers using our EHR systems will be considered “meaningful users” of EHR and qualify for ARRA reimbursements. We believe that this certification of our EHR system and the ARRA has and will continue to have a positive impact on our business and the businesses of the community hospitals that comprise our target market.

Continued Push for Improved Patient Care. With pressure mounting to reduce medical errors and improve patient safety, hospitals are actively seeking information technology solutions for clinical decision support. This migration toward clinical decision support solutions is further supported by the ARRA. The provisions of the

ARRA offer incentives for hospitals to become meaningful users of EHR’s through September 2015, and we already have some hospital customers who have received these incentive payments as of February 2011. However, the ARRA incentive program is set to expire as of October 1, 2015, and hospitals and healthcare providers which have not implemented EHR’s with HIE connectivity will be penalized with lower Medicare payment levels after that date.

The ARRA also included $87 billion for state Medicaid programs through a temporary increase in the Medicaid matching funds, known as the Federal Medical Assistance Percentage (FMAP). This temporary FMAP increase was available to states for the nine fiscal quarters beginning on October 1, 2008 through December 31, 2010. All states received an additional increase in their current federal matching rate of 6.2 percent for this time period. States received additional federal funds (bonus funds) through the matching rate based on the state’s rate of increase in unemployment. These bonus funds represented approximately 35% of the $87 billion. As the federal government seeks to limit deficit spending in coming years due to fiscal restraints, it will likely continue to cut entitlement spending programs such as Medicare and Medicaid matching grants which will place further cost pressures on hospitals and other healthcare providers.

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

In the face of decreasing revenue and increasing pressure to improve patient care, healthcare providers are in need of management tools that (1) increase efficiency in the delivery of healthcare services, (2) reduce medical errors, (3) effectively track the cost of delivering services so those costs can be properly managed and (4) increase the speed and rate of reimbursement. Despite challenging economic conditions, we believe the industry will increase its adoption of information technology as a management tool, particularly as a result of ARRA. We further believe these dynamics should allow for future revenue growth.

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

Our customers continuously communicate with us through our support teams and through organized user groups, allowing us to continue to provide a state-of-the-art solution that meets their specific needs. By remaining sensitive and responsive to the ever-changing demands of our customers and regularly updating our products, we believe we provide an information technology solution that meets the needs of community hospitals. Our business has continued to grow because we have successfully addressed the needs of community hospitals for fully integrated, enterprise-wide information systems that allow them to improve operating effectiveness, reduce costs and improve the quality of patient care.

In November 2010, we began offering new information technology management and professional services. With the federal government’s healthcare agenda focused on hospitals adopting electronic health records, community hospitals are faced with a significant undertaking in implementing EHR technology. As a result, we recognize that it makes sense for many of our customers to rely on third-party service organizations to help them identify their IT objectives, define the best way to meet those objectives and manage the resulting projects and associated technologies. Our current offerings in this area include a comprehensive suite of services, including network management and monitoring, server and storage management, hosted email, firewall management, malware protection, data center services, help desk solutions and other services. Professional engagements such as IT staffing, IT infrastructure assessment and project management for clinical point of entry (CPOE) implementation, “meaningful use” achievement of EHR and others are individually customized to meet specific client requirements.

Strategy

Our objective is to continue to grow as a leading provider of healthcare information technology systems and services to small and midsize hospitals by following the same strategy that we have successfully pursued for over thirty years, the key elements of which are described below.

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

Expand Presence in Target Market. We will continue to target small to midsize domestic hospitals of 300 or fewer acute care beds. We believe this market of over 5,000 community hospitals nationwide has been traditionally overlooked and underserved by other healthcare technology companies. In addition, a number of our customers are small specialty hospitals that focus on discrete medical areas such as surgery, rehabilitation and psychiatry. We intend to continue gaining customers from this market segment. Our system can help these smaller hospitals reduce costs and increase their operating efficiencies. We believe our personalized marketing approach and emphasis on customer relationships are attractive to the management of these hospitals. We also believe our system is well-suited to hospitals of this size because they typically demonstrate a greater commitment than larger hospitals to the concept of an enterprise-wide, fully integrated system. In addition, we will continue to sell additional services and software products to our existing customers who have not purchased our complete package of services and software applications.

Emphasize Recurring Revenue Opportunities. In addition to revenues from new system installations, we have developed and will continue to develop sources of recurring revenues. Our current principal source of recurring revenues is our support and maintenance fees paid by existing customers. As our customer base grows, our recurring revenues from support and maintenance fees should also grow. We believe growth in recurring revenues will also continue to come from our business management services and information technology management and professional services, which we market to our existing customers as well as new customers. Our business management services include electronic billing, patient statement processing, accounts receivable management, payroll processing, ISP services and web site hosting. Our information technology management and professional services include managed network services, server and storage management, desktop support, as well as communications, connectivity, security and data center services. We also provide our software products on a “Software as a Service” or “SaaS” basis. When we provide SaaS services, we maintain a customer’s computer server in our facility and provide our system to the customer through remote access. Instead of the one-time system purchase price, these customers pay a monthly fee for the term of the SaaS customer agreement, generating recurring revenues.

Our Products and Services

Software Systems

We offer a full array of software applications designed to streamline the flow of information to the primary functional areas of community hospitals in one fully integrated system. We intend to continue to enhance our existing software applications and develop new applications as required by evolving industry standards and the changing needs of our customers. Pursuant to our customer support agreements, we provide our customers with software enhancements and upgrades periodically on a when-and-if-available basis. See “Support and Maintenance Services.” These enhancements enable each customer, regardless of its original installation date, to have the benefit of the most advanced CPSI products available. Our software applications:

•	provide automated processes that improve clinical workflow and support clinical decision-making;

•	allow healthcare providers to efficiently input and easily access the most current patient medical data in order to improve the quality of care and patient safety;

•	integrate clinical, financial and patient information to promote efficient use of time and resources, while eliminating dependence on paper medical records;

•	provide tools that permit healthcare organizations to analyze past performance, model new plans for the future and measure and monitor the effectiveness of those plans;

•	provide for rapid and cost-effective implementation, whether through the installation of an in-house system or through our SaaS services; and

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

Due to the integrated nature of the CPSI system, our software applications are not marketed as distinct products, and our sales force attempts to sell all applications to each customer as a single product. New customers must purchase from us and install the core applications of patient management and financial accounting and all hardware necessary to run these applications. In addition to the core applications, customers may also acquire one or more of our clinical, patient care and enterprise applications. Over one-third of our customers have purchased a combination of applications that meet their enterprise-wide information technology needs.

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

•   provides timely, accurate financial information generated from daily hospital operations

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

•   makes patient information instantly available throughout the entire hospital system

Patient Acuity

•   categorizes patients according to an assessment of the acuity of the illness, severity of the symptoms, and projected nursing dependency

•   allows nurses to project the total character and amount of care that should be provided to each patient

ChartLink®

•   provides physicians with a secure and interactive portal to patient information through a hospital’s website

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

Total System Support. We believe the quality of continuing customer support is one of the most critical considerations in the selection of an information system provider. We provide hardware, technical and software support for all aspects of our system which gives us the flexibility to take the necessary course of action to resolve any issue. Unlike our competitors who use third-party services for hardware and software support, we provide a single, convenient and efficient resource for all of our customers’ system support needs. In order to minimize the impact of a system problem, we train our customer service personnel to be technically proficient, courteous and prompt. Because a properly functioning information system is crucial to a hospital’s operations, our support teams are available 24 hours a day to assist customers with any problem that may arise. Customers can also use the Internet to directly access our support system. This allows customers to communicate electronically with our support teams at any time. With over 500 employees who provide customer service and support, we currently have close to a one-to-one support staff to customer ratio.

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

Software as a Service. In some circumstances, we offer SaaS services to customers via remote access telecommunications. As an application service provider, we store and maintain computer servers dedicated to specific customers which contain all of such customers’ critical patient and administrative data. These customers access this information remotely through direct telecommunications connections with these servers.

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

Managed Network Services. We offer comprehensive support for LAN, WLAN, WAN and VPN infrastructures for those customers needing assistance with their data networks. Security updates, hardware support, network monitoring, wireless access management, VPN and private point-to-point connectivity management and monitoring solutions can be subscribed to based on the unique client needs.

Server and Storage Management. We offer complete management of CPSI installed server and storage technology, including monitoring, administration, and change management solutions to enhance client availability strategies for those important assets.

Desktop Support. We offer timely support for desktop hardware, operating systems, select application software and peripheral devices. Desktop support offerings can help expedite problem resolution and ensure employees are not hindered by technology obstacles.

Communications Solutions. We offer a robust set of fault tolerant communications hosting solutions for websites; electronic mail, Blackberry Exchange Server, and DNS services.

Connectivity Solutions. We provide a variety of solutions to help ensure clients can stay connected to the Internet in remote locations, including MPLS, Metro-E, DSL, DS-1, DS-3 and other options.

Security Services. We offer complete solutions for protecting the integrity of information systems and keeping system security compliant with Federal law, including HIPAA privacy and security requirements. Solutions for malware (anti-virus protection), Internet content filtering, and firewall administration can all be provided through CPSI’s offerings.

Data Center Services. We offer a SAS70 Type II accredited data center to house and manage client servers and storage technologies. Solutions for managing these environments and the provision of other data center services, such as disaster recovery co-location and remote testing services, are available.

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

Product Development and Enhancement

We are continually working to improve and enhance the CPSI system and to develop new products and services for our system. The primary source of ideas for improvements to our products and services comes from our customers through our national user group. We believe our interaction with customers and their communication with each other is the most efficient way to learn about and respond to changes in the healthcare operating environment. This approach to research and development allows us to quickly adapt to technology advances and improve our products and services to better serve the needs of our customers. Our management and customer support and service teams play a significant role in product development by continually monitoring the needs and desires of our customers and our market. In addition to our customer support and service teams, during 2008, the Product Development Services division was created. This division is responsible for the development, quality assurance/testing, documentation, and distribution of all application software. By consolidating all our development efforts under a single division, we can ensure standardization in our software development processes and effective utilization of our resources. We currently have 156 employees in our Product Development Services division, including 7 research and development employees whose dedicated function is to develop new uses for and applications of technology available in the marketplace.

Customers, Sales and Marketing

Target Market. The target market for our information system consists of small and midsize hospitals of 300 or fewer acute care beds. In the United States, there are approximately 5,010 hospitals in this size range. In addition, we market our products to small specialty hospitals in the United States that focus on discrete medical areas such as surgery, rehabilitation and psychiatry. As of February 28, 2011, we had installed our system in over 650 facilities in 46 states and the District of Columbia. Approximately 94% of our existing customers are hospitals with 100 or fewer acute care beds, while approximately 99% of our existing customers are hospitals with 200 or fewer acute care beds. Our goal is to increase sales to hospitals with 100 to 300 acute care beds while maintaining our competitive position in the under 100 bed market segment.

Sales Staff. Most of our new customers are referrals from our existing customers, thereby reducing the need for a large sales force. Currently, we have 35 employees dedicated to direct sales, 18 of whom concentrate on new prospects, and 17 of whom are responsible for the sale of additional products and services to existing customers. We hire our sales representatives from our existing employees. Our current sales representatives have an average of over 16 years of experience with the company including experience in installation, training and customer support. Our sales representatives have defined geographic territories in the United States in which to target new customers. A significant portion of the compensation for all sales personnel is commission based.

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

Our principal competitors are Medical Information Technology, Inc., or “Meditech,” Healthland, and Healthcare Management Systems, Inc., or “HMS.” Meditech, Healthland and HMS compete with us directly in our target market of small and midsize hospitals. These companies offer products and systems that are comparable to our system and address the needs of hospitals in the markets we serve.

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

Health Information Security and Privacy Practices

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) is a federal law that affects the use, disclosure, transmission and storage of individually identifiable health information, referred to as “protected health information,” and that was enacted for the purpose of, among other things, protecting the privacy and security of protected health information. As directed by HIPAA, the Department of Health and Human Services (“DHHS”) has promulgated standards and rules for certain electronic health transactions, code sets, data security, unique identification numbers and privacy of protected health information. DHHS has issued some of these rules in final form, while others remain in development. HIPPA and the standards promulgated by DHHS apply to certain health plans, healthcare clearinghouses, and healthcare providers (referred to as “covered entities”), which includes our hospital customers. The Health Information Technology for Economic and Clinical Health Act (“HITECH Act”), which was enacted as part of the ARRA in 2009, significantly expanded HIPAA by extending the security standards of HIPAA to “business associates” of healthcare providers that are covered entities. Under the HITECH Act, business associates are required to establish administrative, physical and technical safeguards and are subject to direct penalties for violations. Our business management services activities frequently entail us acting in the capacity of a business associate to the hospitals that we serve, and therefore we are covered by the patient privacy and security standards of HIPAA and subject to oversight by DHHS. We believe that we have taken all necessary steps to comply with HIPAA, as it applies to us as a business associate, but it is important to note that DHHS could, at any time in the future, adopt new rules or modify existing rules in a manner that could require us to change our systems or operations.

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

We do not believe our software products or other CPSI proprietary rights infringe on the property rights of third parties. However, we cannot guarantee that third parties will not assert infringement claims against us with respect to current or future software products or that any such assertion may not require us to enter into royalty arrangements or result in costly litigation.

Employees

As of February 28, 2011, we had 1,194 employees, all but 16 of whom are located at our offices in Mobile and Lanett, Alabama and Monroe, Louisiana. Our employees can be grouped according to the following general categories: 532 in software services and support, 299 in business management services, 121 in information technology services and support, 156 in product development services, 47 in sales and marketing and 39 in administration. Our general practice is to recruit recent college graduates for entry-level positions and then promote these individuals within the organization to fill vacancies in higher positions. We also hire nurses and other medically-trained professionals in connection with our support services.

Since 1991, we have maintained a non-qualified profit sharing plan under which all full-time employees with three years of uninterrupted service are eligible to participate, other than executive officers and commissioned salespeople. The plan is designed to provide each eligible employee with periodic cash bonuses based on our profitability. Each eligible employee receives a pro rata share of the amount of cash distributed under the profit sharing plan based on the amount of their base salary compared to the sum of the salaries of all participating employees. Our profit sharing plan is not a qualified plan for tax purposes or a guaranteed benefit. Contributions to the plan are made periodically at the discretion of the Board of Directors. During 2010, we distributed approximately $2.3 million under this profit sharing plan. We plan to continue to make distributions under the profit sharing plan based on our profitability.

We are fortunate to have a high rate of employee retention, with our senior management having an average tenure in excess of 18 years. Our performance depends in significant part on our ability to attract, train and retain highly qualified personnel. None of our employees are represented by a labor union, and we believe our relations with our employees are good.

Executive Officers

The executive officers of CPSI serve at the pleasure of the Board of Directors. Set forth below is a list of the current executive officers of CPSI and a brief explanation of their principal employment during the last five (5) years.

J. Boyd Douglas – President and Chief Executive Officer. J. Boyd Douglas, age 44, has served as our President and Chief Executive Officer since May 2006. He was elected as a director in March 2002. Mr. Douglas began his career with us in August 1988 as a Financial Software Support Representative. From May 1990 until November 1994, Mr. Douglas served as Manager of Electronic Billing, and from December 1994 until June 1999, he held the position of Director of Programming Services. From July 1999 until May 2006, Mr. Douglas served as our Executive Vice President and Chief Operating Officer.

David A. Dye – Vice President—Finance, Chief Financial Officer, Secretary and Treasurer. David A. Dye, age 41, has served as our Vice President—Finance, Chief Financial Officer, Secretary and Treasurer since July 1, 2010. Mr. Dye served as our President and Chief Executive Officer from July 1999 to May of 2006. He was elected as a director in March 2002 and has served as our Chairman of the Board since May of 2006. Mr. Dye began his career with CPSI in May 1990 as a Financial Software Support Representative and served in various positions until July 1999, when he became our President and Chief Executive Officer. Mr. Dye has served as a director of Bulow Biotech Prosthetics, LLC, a company headquartered in Nashville, Tennessee that operates prosthetic clinics in the Southeastern United States, since November 1998 and has been a member of such company since July 2006.

Victor S. Schneider – Senior Vice President—Corporate and Business Development. Victor S. Schneider, age 52, has served as our Senior Vice President—Corporate and Business Development since December 2005. Mr. Schneider is responsible for revenue generation efforts, customer relations, strategic growth initiatives and positioning, and market execution. Mr. Schneider began his career with us in June 1983 as Sales Manager. He served in that capacity until January 1997 when he was promoted to Sales Director. He served as our Vice President—Sales and Marketing from July 1999 until December 2005.

Robert D. Hinckle – Vice President—Software Services. Robert D. Hinckle, age 41, has served as our Vice President—Software Services since October 2004. Mr. Hinckle is responsible for overseeing all aspects of the installation and support of our software products. Since beginning his career with us in 1995 as a Financial Software Support Representative, Mr. Hinckle has worked in various positions in our Software Services Division, including Team Manager, Assistant Director and Director of that division.

Patrick A. Immel – Vice President—Information Technology Services. Patrick A. Immel, age 40, has served as our Vice President—Information Technology Services since January 2000. Mr. Immel is responsible for overseeing technical hardware and support and hardware research and development. Mr. Immel began his career with us in July 1993 as a Financial Software Support Representative. Since that time, Mr. Immel has served as a programmer, Manager of Technical Support and most recently as Director of Information Technology Services.

Troy D. Rosser – Vice President—Sales. Troy D. Rosser, age 46, has served as our Vice President — Sales since October 2005. Mr. Rosser is responsible for overseeing all of our sales and marketing efforts. Mr. Rosser began his career with us in March 1989 as a Financial Software Support Representative. In 1992, Mr. Rosser was transferred to the Sales and Marketing division where he has worked in various positions, including Sales Manager and, from October 2000 until October 2005, as Director of Sales.

Michael K. Muscat, Jr. – Senior Vice President—Product Development Services. Michael K. Muscat, Jr., age 37, has served as our Senior Vice President – Product Development Services since March 2008. Mr. Muscat is responsible for overseeing all aspects of the development quality assurance/testing, documentation, and distribution of all application software. Mr. Muscat began his career with us in July 1996 as a Software Support Representative. Mr. Muscat then served as a Programmer and Manager of Outsourcing Services. From June 2002 to May 2006, Mr. Muscat served as the Director of Business Management Services and from May 2006 until March 2008 as the Vice President of Business Management Services.

Robert D. Smith – Vice President—Product Development Services. Robert D. Smith, age 40, has served as our Vice President – Product Development Services since March 2008. Mr. Smith is responsible for overseeing all aspects of system programming and enhancements within our Product Development division. Since Mr. Smith began his career with us in September 1993, he has served in the capacity of Technical Support Representative, Programmer, and Programming Manager. From January 2001 to May 2006, Mr. Smith served as the Director of Programming Services and from May 2006 to March of 2008 as Vice President of Programming Services.

Christopher L. Fowler – Vice President—Business Management Services. Christopher L. Fowler, age 35, has served as our Vice President – Business Management Services since March 2008. Mr. Fowler is responsible for overseeing all aspects of the business management services we provide to our clients. Mr. Fowler began his career with us in May 2000 as a Software Support Representative and later as a manager of Financial Software Services. From August 2004 until March 2008, Mr. Fowler served as Assistant Director and Director of Business Management Services.

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

The Health Care Legislation and implementing regulations could have a material adverse impact on the business of our hospital customers and ultimately on our results of operations and financial condition.

In March 2010 the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law. These two laws, which we refer to collectively as the Healthcare Legislation, represent sweeping changes to the U.S. healthcare system. Among other things, the Healthcare Legislation requires substantially all individuals to have health insurance, expands Medicaid eligibility, mandates material changes to the delivery of healthcare services and reduces the reimbursement paid for such services in order to generate savings in the Medicare program, and modifies certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste, including through new tools to address fraud and abuse. While we currently anticipate that the Healthcare Legislation will have little direct impact on our internal operations, it may have a significant impact on the business of our hospital customers, which in turn could affect our business.

Many of the provisions of the Healthcare Legislation do not take effect for an extended period of time, during which time the legislation will likely be subject to further adjustments through future legislation and constitutional challenges. Additionally, we anticipate that many of the provisions in the Reform Legislation will be subject to further clarification and modification through the rule-making process, the development of agency guidance and judicial interpretations. Accordingly, we have not been able to determine at this point whether the impact of the legislation on our hospital customers will be positive, negative or neutral. However, it is likely that the Healthcare Legislation will affect hospitals differently depending upon the populations they serve and payor mix. Our target market of community hospitals typically serve higher uninsured populations than larger urban hospitals and rely more heavily on Medicare and Medicaid for reimbursement. It remains to be seen whether the increase in the insured population for community hospitals will be sufficient to offset proposed cuts in Medicare and Medicaid reimbursements contained in the Healthcare Legislation.

The Healthcare Legislation will ultimately lead to significant changes in the health care system. While it is too early to fully understand and assess the impact of the Healthcare Legislation on our hospital customers, it is possible that the Reform Legislation could have a material adverse effect on the business of our customers, which in turn could have a material adverse effect on our operations and financial condition.

While provisions in the American Recovery and Reinvestment Act of 2009 are expected to increase the demand for healthcare information technology, including the solutions offered by the Company, such laws and regulations may require additional expenditures and have adverse consequences on the Company.

The American Recovery and Reinvestment Act of 2009 (the “ARRA”), includes more than $19 billion in funding to aid healthcare organizations in modernizing their operations through the acquisition and wide-spread use of healthcare information technology. Included in the funding is approximately $17.2 billion in incentives through Medicare and Medicaid reimbursement systems to encourage and assist healthcare providers in adopting and using electronic health records (“EHRs”). These incentive payments began in February 2011 and last through September 2015. If an eligible healthcare provider does not begin to demonstrate meaningful use of EHRs by 2015, then reimbursement under Medicare will begin to be reduced.

Notwithstanding that the ARRA places substantial emphasis on the modernization of the U.S. healthcare system by incentivizing the use of healthcare information technology, with a primary focus on EHRs, our ability to benefit from such initiatives could change. Final regulations issued in July 2010 under the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, which was enacted as part of the ARRA in 2009, established the technical capabilities required for certified EHRs, as well as “meaningful use” requirements that healthcare providers must satisfy to qualify for bonus payments under the Medicare program. We have devoted significant resources to help ensure that our technology meets the ARRA’s EHR certification requirements, and our EHR system was certified under ARRA in December 2010. However, in the event that changes to the EHR technical requirements are made, we may be required to incur additional research and development expenditures to modify or expand our software systems in order to maintain certification under the ARRA. The failure of our EHR system to maintain its certification under ARRA, as a result of changes to the technical requirements under the ARRA or otherwise, could adversely affect our competitive position and have a material adverse effect on our business.

Economic, market and other factors may cause a decline in spending for information technology and services by our current and prospective customers which may result in less demand for our products, lower prices and, consequently, lower revenues and a lower revenue growth rate.

The purchase of our information system involves a significant financial commitment by our customers. At the same time, the healthcare industry faces significant financial pressures that could adversely affect overall spending on healthcare information technology and services. For example, the recent economic recession and continued decrease in availability of credit, combined with potential reductions in federal and state funding for Medicare and Medicaid, has caused hospitals to reduce, eliminate or postpone information technology related and other spending. To the extent spending for healthcare information technology and services declines or increases slower than we anticipate, demand for our products and services, as well as the prices we charge, could be adversely affected. Accordingly, we cannot assure you that we will be able to increase or maintain our revenues or our growth rate.

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

The following factors may also affect demand for our products and services and cause our quarterly revenues to fluctuate:

•	changes in customer budgets and purchasing priorities;

•	market acceptance of new products, product enhancements and services from us and our competitors;

•	product and price competition; and

•	delay of revenue recognition to future quarters due to an increase in the sale of our remote access SaaS services.

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

Continued volatility and disruption to the global capital and credit markets may adversely affect our ability to access credit in the future, the cost of any credit obtained in the future, and the financial soundness of our customers and our business.

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

Our business could also be negatively impacted to the extent that our hospital customers experience disruptions resulting from tighter capital and credit markets, the recent economic recession or cuts in Medicare and Medicaid funding. As a result, hospitals may modify, delay or cancel plans to purchase our software systems or services. Additionally, if hospitals’ operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, they may not be able to pay, or may delay payment of, accounts receivable owed to us. Any inability of customers to pay us for our products and services may adversely affect our earnings and cash flow.

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

A number of existing and potential competitors are more established than we are and have greater name recognition and financial, technical and marketing resources. Products of our competitors may have better performance, lower prices and broader market acceptance than our products. We expect increased competition that could cause us to lose customers, lower our prices to remain competitive and experience lower revenues, revenue growth and profit margins. Additionally, the substantial amount of money contemplated by the ARRA to be spent on healthcare information technology may further increase competition by attracting new and financially stronger companies to this industry.

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

There is a possibility that some of our products currently in development or to be developed in the future could be subjected to FDA regulation similar to our ImageLink® product. If any of our products fail to comply with FDA requirements, we could face FDA refusal to grant pre-market clearance or approval of products; withdrawal of existing clearances and approvals; fines, injunctions or civil penalties; recalls or product corrections; production suspensions; and criminal prosecution. FDA regulation of our products could increase our operating costs, delay or prevent the marketing of new or existing products and adversely affect our revenue growth.

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

Additionally, the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”), which was enacted as part of the ARRA in 2009, significantly expanded HIPAA by extending the security standards of HIPAA to “business associates” of healthcare providers that are covered entities under HIPAA. Under the HITECH Act, business associates are required to establish administrative, physical and technical safeguards and are subject to direct penalties for violations. Our business management services activities frequently entail us acting in the capacity of a business associate to the hospitals that we serve, and therefore we are covered by the patient privacy and security standards of HIPAA and subject to oversight of the Department of Health and Human Services (“DHHS”). We believe that we have taken all necessary steps to comply with HIPAA, as it applies to us as a business associate, but it is important to note that DHHS could, at any time in the future, adopt new rules or modify existing rules in a manner that could require us to change our systems or operations. There is no certainty that we will be able to respond to all such rules in a timely manner and our inability to do so could adversely affect our business.

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

We currently have backup generators to be used as alternative sources of power in the event of a loss of power to our facilities. If these generators were to fail during any power outage, we would be temporarily unable to continue operations at our facilities. This would have adverse consequences for our customers who depend on us for system support, business management and information technology management and professional services. Any such interruption in operations at our facilities could damage our reputation, harm our ability to retain existing customers and obtain new customers, and could result in lost revenue and increased insurance and other operating costs.

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

Our corporate campus is located on approximately 16.5 acres in Mobile, Alabama that consists of approximately 135,500 square feet of office space. Our main campus headquarter building consists of approximately 66,000 square feet of office and warehouse space. We also have eleven additional smaller campus buildings consisting of approximately 6,000 square feet of office space each. Each of these smaller buildings is designed to accommodate a team of employees assigned to install and support a particular software application. We also occupy an additional campus building consisting of approximately 3,500 square feet of office space which houses our sales personnel. The company also owns 11.3 acres of undeveloped real property adjacent to our corporate campus.

We lease the 16.5 acres and all of our corporate campus buildings in Mobile, Alabama from a related party, C.P. Investments, Inc., an Alabama corporation. The stockholders of C.P. Investment include, among other persons, Ellen M. Harvey, Michael K. Muscat, Jr. and Susan M. Slaton who are children of M. Kenny Muscat, a director of CPSI until his retirement in May 2010. Additionally, Michael K. Muscat, Jr. is one of our executive officers. Our leases with C.P. Investments, Inc. expire at various times between April 2012 and December 2015. The 11.3 acres of undeveloped property is directly owned by CPSI.

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

On May 13, 2009, we entered into a lease agreement with USA Research and Technology Corporation for temporary office space to conduct training for newly hired support staff. It is anticipated that the lease for this space will be vacated sometime in 2011.

On September 14, 2009, we entered into a lease agreement with 3725 Airport Boulevard, LP to house the majority of our Business Management Services employees. This lease consists of approximately 32,240 square feet and is located in Mobile, Alabama, approximately 5 miles from our corporate campus location.

We believe our existing facilities will be sufficient to meet our needs until the end of 2011 and beyond.

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

Market for CPSI Common Stock

At March 4, 2011, CPSI had 84 stockholders of record (which does not include the number of beneficial owners whose shares are held in “street” names by broker-dealers and other nominees who are the record holders) and 10,962,874 shares of common stock outstanding.

CPSI common stock is listed on the NASDAQ Global Select Market under the symbol “CPSI.” The following table sets forth, for the calendar quarters indicated, the high and low sales prices per share for CPSI’s common stock on the NASDAQ Global Select Market, and the cash dividends declared per share in each such quarter:

	High	Low	Dividends Declared Per Share

2010
First Quarter	$49.37	$33.92	$0.36
Second Quarter	47.26	36.15	0.36
Third Quarter	46.35	38.60	0.36
Fourth Quarter	49.49	41.28	0.36
2009
First Quarter	$34.39	$21.30	$0.36
Second Quarter	40.19	30.51	0.36
Third Quarter	42.32	32.78	0.36
Fourth Quarter	50.05	40.51	0.36

The last reported sales price of CPSI’s common stock as reported on the NASDAQ Global Select Market on March 4, 2011 was $57.15.

Dividends

During 2010 and 2009 we paid a quarterly dividend in the amount of $0.36 per share. On January 27, 2011 we announced a dividend for the first quarter of 2011 in the amount of $0.36 per share. We believe that paying dividends is an effective way of providing an investment return to our stockholders and a beneficial use of our cash. However, the declaration of dividends by CPSI is subject to the discretion of our Board of Directors. Our Board of Directors will take into account such matters as general business conditions, our financial results and such other factors as our Board of Directors may deem relevant.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands except for share and per share data)
INCOME DATA:
Total sales revenue	$153,247	$127,742	$119,664	$110,013	$115,974
Total costs of sales	88,863	74,483	66,443	63,257	64,269

Gross profit	64,384	53,259	53,221	46,756	51,705
Total operating expenses	35,287	29,890	29,510	27,708	27,039

Operating income	29,097	23,369	23,711	19,048	24,666
Total other income	674	728	940	1,203	1,132

Income before taxes	29,771	24,097	24,651	20,251	25,798
Income taxes	11,033	8,914	9,213	7,335	9,983

Net Income	$18,738	$15,183	$15,438	$12,916	$15,815

Net income per share—basic	$1.71	$1.39	$1.42	$1.20	$1.47

Net income per share—diluted	$1.71	$1.39	$1.42	$1.19	$1.46

Weighted average shares outstanding:
Basic	10,962,874	10,953,747	10,849,060	10,795,013	10,746,476
Diluted	10,962,874	10,955,167	10,867,669	10,837,817	10,839,050

	As of December 31,
	2010	2009	2008	2007	2006
BALANCE SHEET DATA
Cash and cash equivalents	$2,940	$4,387	$11,744	$11,806	$8,760
Working capital	35,135	34,426	33,223	31,118	30,563
Total assets	62,735	54,450	52,867	50,408	47,905
Total current liabilities	14,485	11,247	11,852	11,459	8,690
Total stockholders' equity	46,464	42,691	40,559	38,378	38,706

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our system currently is installed and operating in over 650 hospitals in 46 states and the District of Columbia. Our customers consist of community hospitals with 300 or fewer acute care beds, with hospitals having 100 or fewer acute care beds comprising approximately 94% of our customers.

Management Overview

We primarily seek revenue growth through sales of healthcare information technology systems and related services to existing and new customers within our historic target market. Our strategy has produced consistent revenue growth over the long-term, as reflected in five-and ten-year compounded annual growth rates in revenues of approximately 7.1% and 12.0%, respectively. Selling new and additional products and services back into our existing customer base is an important part of CPSI’s future revenue growth. We believe that as our customer base grows, the demand for additional products and services, including business management services, will also continue to grow, supporting further increases in recurring revenues. We also expect to drive revenue growth from new product development that we may generate from our research and development activities.

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

As a result of the recent economic recession and credit crisis, hospitals have experienced reduced availability of third party credit and an overall reduction in their investment portfolios. In addition, healthcare organizations with a large dependency on Medicare and Medicaid populations, such as community based hospitals, have been impacted by the challenging financial condition of the Federal government and many state governments and government programs. Accordingly, we recognize that prospective hospital customers often do not have the necessary capital to make investments in information technology. Additionally, in response to these challenges, hospitals have become more selective regarding where they invest capital, resulting in a focus on strategic spending that generates a return on their investment. Despite the current economic environment, we believe healthcare information technology is often viewed as more strategic to hospitals than other possible purchases because the technology offers the possibility of a quick return on investment. Information technology also plays an important role in healthcare by improving safety, efficiency and reducing cost. Additionally, we believe most hospitals recognize that they must invest in healthcare information technology to meet current and future regulatory, compliance and government reimbursement requirements.

We have experienced an increase in customers seeking financing arrangements from us over the past three years for system installations as a result of recent and ongoing economic conditions and disruptions in credit markets. Historically, we have made financing arrangements available to customers on a case-by-case basis depending upon various aspects of the proposed contract and customer attributes. These financing arrangements include short-term payment plans, longer-term lease financing through us and our facilitating third-party financing arrangements. We intend to continue to work with prospective customers to provide for financing arrangements to purchase our systems so long as such arrangements do not adversely affect our financial position and liquidity. We believe that meeting the financial needs of community-based hospitals while allowing for the profitable expansion of our footprint in this market will remain both an opportunity and a challenge for us in the foreseeable future.

Despite the recent economic recession, including the credit crisis, we have not experienced a decline in demand for our products and services. We have experienced some slowing of customer payments during 2010, and expect this trend to continue at least through 2011 or until the economy shows significant signs of recovery.

American Recovery and Reinvestment Act of 2009

While the recent economic recession and credit crisis has impacted and could continue to impact the community hospitals that comprise our target market, we believe that the American Recovery and Reinvestment Act of 2009 (the “ARRA”), has increased and will continue to increase demand for healthcare information technology and will have a positive impact on our business prospects. The ARRA includes more than $19 billion in funding to aid healthcare organizations in modernizing their operations through the acquisition and wide-spread use of healthcare information technology. Included in the funding is approximately $17.2 billion in incentives through Medicare and Medicaid reimbursement systems to encourage and assist healthcare providers in adopting and using electronic health records (“EHRs”). These incentive payments began in February 2011 and are expected to last through September 2015. If an eligible healthcare provider does not begin to demonstrate meaningful use of EHRs by 2015, then reimbursement under Medicare will begin to be reduced. Some of our hospital customers began receiving some of these incentive payments under the ARRA in February 2011.

We have been focused on ensuring that we take the necessary steps to meet the needs of community hospitals to help them gain access to the incentives made available under the ARRA. Primary among those steps was ensuring that our technology meets the ARRA’s EHR certification requirements. During 2010, both our hospital and medical practice EHR solutions were certified as a complete EHR by CCHIT®. Receiving this certification for both our hospital and ambulatory EHR products ensures that both hospitals and providers using our EHR systems can attain “meaningful use” of EHRs and qualify for ARRA reimbursements. As a result of our obtaining this certification, the ARRA has had, and we believe will continue to have, a positive impact on our business and the businesses of the community hospitals that comprise our target market.

Health Care Reform

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, collectively referred to as the “Healthcare Legislation.” This sweeping legislation implements changes to the healthcare and health insurance industries over the next several years through 2015, with the ultimate goal of requiring substantially all U.S. citizens and legal residents to have qualifying health insurance coverage by 2014 and providing the means by which it will be made available to them. We anticipate that the Healthcare Legislation will have little direct impact on our internal operation but may have a significant impact on the business of our hospital customers. We have not been able to determine at this point whether the impact will be positive, negative or neutral; however, it is likely that the Healthcare Legislation will affect hospitals differently depending upon the populations they service. Community hospitals typically service higher uninsured populations than larger urban hospitals and rely more heavily on Medicare and Medicaid for reimbursement. It remains to be seen whether the increase in the insured populations for community hospitals, as well as the increase in Medicare and Medicaid reimbursements under ARRA for hospitals that implement EHR technology, will be enough to offset proposed cuts in Medicare and Medicaid reimbursements contained in the Healthcare Legislation.

We believe healthcare initiatives will continue during the foreseeable future. If adopted, some aspects of previously proposed reforms, such as further reductions in Medicare and Medicaid payments, could adversely affect the businesses of our customers and thereby harm our business.

Financial Overview

Our gross revenues in 2010 increased 20.0% from 2009, while our net income increased 23.4%. Cash flow from operations increased 122.9% from 2009 due to an increase in net income and other liabilities, offset partially by an increase in accounts receivable. We continued to experience increased levels of customers seeking financing arrangements for system installation during 2010 due to continued challenging economic conditions and unavailability of third-party credit. We will grant financing arrangements to customers on a case-by-case basis depending upon various aspects of the proposed contract and customer attributes. While our operating cash flows increased during 2010, we utilized some of these funds to invest in new facilities that house our business management services operations. We have maintained a strong cash position that we believe is sufficient to meet our operating requirements. We believe that a strong cash position enables us to compete better in the marketplace and maintain the quality of our customer service and product offerings.

Revenues

The Company recognizes its multiple element arrangements, including software and software-related services, using the residual method under SEC accounting guidelines. Revenue from general support agreements for post-contract support services (support and maintenance) and information technology management and professional services are recognized by the Company ratably over the term of the agreement.

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

We provide our products to some customers utilizing the “Software as a Service” model, or “SaaS.” We provide SaaS services on a remote access basis by storing and maintaining servers at our headquarters which contain customers’ patient and administrative data. These customers then access this data remotely in exchange for a monthly fee. In addition, as part of our total information solution, we serve as an Internet service provider, or “ISP,” for some of our customers for a monthly fee. We also provide web-site design, hosting services, and other information technology management and professional services if needed. Revenues from our SaaS and ISP services are recognized in the month when these services are performed.

Business Management Services. Our business management services include electronic billing, statement processing, payroll processing and business office management (primarily accounts receivable management). Most of these business management services are sold pursuant to one-year customer agreements, with automatic one year renewals until terminated. Revenues from business management services are recognized when these services are performed.

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

Our employees that perform system installations also provide support and maintenance services. We attempt to allocate their time equally between the two functions to provide them with an equal amount of time at home providing support services versus travelling away from home performing system installations. As such, salary related expenses are allocated between cost of system sales and cost of support and maintenance services based upon an estimate of the percentage of time employees spend performing each function. We had 505 software installation and support employees as of December 31, 2010 compared to 443 as of December 31, 2009.

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

Results of Operations

The following table sets forth certain items included in our results of operations for each of the three years in the period ended December 31, 2010, expressed as a percentage of our total revenues for these periods (dollar amounts in thousands):

	Year Ended December 31,
	2010		2009		2008
	Amount	% Sales	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
System sales	$61,253	40.0%	$42,455	33.2%	$41,581	34.7%
Support and maintenance	59,259	38.7%	55,885	43.7%	53,324	44.6%
Business management services	32,735	21.4%	29,402	23.0%	24,759	20.7%

Total sales revenues	153,247	100.0%	127,742	100.0%	119,664	100.0%
Costs of sales:
System sales	46,801	30.6%	35,822	28.1%	32,499	27.3%
Support and maintenance	23,923	15.6%	21,628	16.9%	19,349	16.2%
Business management services	18,139	11.8%	17,033	13.3%	14,595	12.2%

Total costs of sales	88,863	58.0%	74,483	58.3%	66,443	55.5%

Gross profit	64,384	42.0%	53,259	41.7%	53,221	44.5%
Operating expenses:
Sales and marketing	11,605	7.7%	9,081	7.2%	8,872	7.5%
General and administrative	23,682	15.5%	20,809	16.3%	20,638	17.2%

Total operating expenses	35,287	23.0%	29,890	23.4%	29,510	24.7%

Operating income	29,097	19.0%	23,369	18.3%	23,711	19.8%
Other income (expense):
Interest income	674	0.4%	728	0.6%	940	0.8%

Total other income	674	0.4%	728	0.6%	940	0.8%

Income before taxes	29,771	19.4%	24,097	18.9%	24,651	20.6%
Income taxes	11,033	7.2%	8,914	7.0%	9,213	7.7%

Net Income	$18,738	12.2%	$15,183	11.9%	$15,438	12.9%

2010 Compared to 2009

Revenues. Total revenues increased by 20.0%, or $25.5 million, from 2009. This was largely attributable to an increase in system sales of clinical applications to existing customers attempting to attain “meaningful use” of EHRs under the ARRA.

System sales revenues increased by 44.3%, or $18.8 million, compared to 2009. We completed financial and patient software system installations at 44 new hospital clients in 2010, compared to installations at 33 new hospital clients in 2009. System sales to existing customers in 2010 was 64.0% of total revenues as compared to 66.8% for 2009.

Support and maintenance revenues increased by 6.0%, or $3.4 million, from 2009. The increase in revenues from support and maintenance was attributable to an increase in recurring revenues as a result of additional support and maintenance services to existing customers. We had 670 customers at December 31, 2010, compared to 652 at December 31, 2009. SaaS revenues increased by 15.53%, or $0.4 million, while ISP services revenues declined slightly during the year.

Business management service revenues increased by 11.3%, or $3.3 million, from 2009. Business management service revenues increased as a result of continued growth in accounts receivable management, insurance follow-up and contract management services. Electronic billing revenues increased 3.6%, or

$0.1 million, and business office services increased 16.4%, or $3.0 million. We were providing our full suite of business management services to 30 customers at December 31, 2010, compared to 26 customers at December 31, 2009.

Costs of Sales. Total costs of sales increased by 19.3%, or $14.4 million, from 2009. As a percentage of revenues, cost of sales decreased slightly to 58.0% for 2010, from 58.3% for 2009.

Cost of system sales increased by 30.6%, or $11.0 million, from 2009. The increase in cost of system sales was due to an increase in system installations during the year. The gross margin on system sales increased to 23.6% in 2010 from 15.6% in 2009. As a percentage of system sales, payroll and related expenses decreased to 34.9% in 2010 from 43.9% in 2009 as a result of higher utilization of employees performing system installations versus support and maintenance; travel expense as a percentage of system sales decreased to 16.5% from 17.3%; cost of software as a percentage of system sales increased to 4.2% from 2.6% due to the purchase of additional third-party software licenses in 2010 to add functionality to our customers’ operating system environments; and cost of equipment as a percentage of system sales increased to 19.2% in 2010 compared to 18.8% in 2009, due to increased supplier prices. We anticipate that the margins on system sales should remain stable through at least the first half of 2011. Year over year, payroll and related costs increased 14.8%, or $2.8 million, cost of equipment increased 47.5%, or $3.9 million, cost of software increased 132.5%, or $1.5 million, and travel and related costs increased 38.1%, or $2.8 million.

Cost of support and maintenance increased 10.6%, or $2.3 million, from 2009. The gross margin on support and maintenance revenues decreased to 59.6% for 2010 from 61.3% for 2009. Year over year, the increase in the cost of support and maintenance was due to an increase in payroll and related costs of 14.2%, or $2.6 million, as the result of additional personnel. Because the same employee groups that perform system installations also provide support and maintenance services, the gross margins for the two services can fluctuate inversely as employees spend more time performing system installations, while the allocation of their salaries remains the same. We anticipate that costs of support and maintenance will remain elevated at least through the first half of 2011 if the number of system installations remains at current levels.

Our costs associated with business management services increased 6.5%, or $1.1 million, from 2009. The gross margin on business management services increased to 44.6% for 2010 from 42.1% for 2009 due to the realization of economies of scale of our existing business management staff across a larger customer base. Payroll and related expenses increased $0.5 million due to additional employees hired to support our growing business office management services. Occupancy costs increased $0.3 million due to the opening of our new facility to house our business management service in June 2010. Postage costs increased $0.1 million as a result of a postage rate increase in May 2010.

Sales and Marketing Expenses. Sales and marketing expenses increased 27.8%, or $2.5 million, from 2009. The increase was attributable to increased sales commission expense.

General and Administrative Expenses. General and administrative expenses increased 13.8%, or $2.8 million, from 2009. Group health insurance expense increased $0.8 million during the year as the result of negative claims experience. We began an employee wellness program in 2009 to hopefully stem the trend of increasing health care costs. Expenses for this program cost approximately $0.2 million in 2010. Legal and accounting expense increased $0.4 million during the year as the result of a non-recurring expense related to an internal investigation conducted by the Company in 2010. Expenses related to our customer user group increased $0.3 due to the hosting of its annual convention in a more expensive location in 2010.

As a result of the foregoing factors, income before taxes increased by 23.5%, or $5.7 million, from 2009.

Income Taxes. Our effective income tax rate for the years ended December 31, 2010 and 2009 was 37.1% and 37.0%, respectively. We utilized research and development tax credits to lower our effective tax rate in 2010 and 2009. We also utilized in 2009 employment tax credits made available under the Gulf Opportunity Zone Act of 2005, related to Hurricane Katrina, but this credit was not renewed for 2010. We anticipate our effective income tax rate in 2011 to be approximately 38%.

2009 Compared to 2008

Revenues. Total revenues increased by 6.8%, or $8.1 million, from 2008. There were no significant changes in the makeup or mix of our revenue streams from 2008 to 2009.

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

Cost of system sales increased by 10.2%, or $3.3 million, from 2008. The increase in cost of system sales was due to an increase in payroll and related costs due to additional personnel hired in anticipation of increased business from the ARRA. The gross margin on system sales decreased to 15.6% in 2009 from 21.8% in 2008. As a percentage of system sales, payroll and related expenses increased to 43.9% in 2009 from 38.5% in 2008, and travel expense increased to 17.3% from 15.2%. Cost of software decreased to 2.6% from 4.3% due to the switch to Linux from Unix operating systems for most of our customers. Cost of equipment remained relatively flat at 18.8% in 2009 compared to 19.1% in 2008.

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

Liquidity and Capital Resources

As of December 31, 2010, we had $2.9 million in cash and cash equivalents. Management believes that cash and investments plus cash generated from our normal operating activities should be adequate to fund our business through the remainder of 2011. Our principal source of liquidity has been cash provided by operating activities. Cash provided by operating activities has been used primarily to fund the growth in our business and return cash to our shareholders in the form of dividends. Because of our cash position, our Board of Directors decided to begin paying a quarterly dividend in 2003. We declared and paid dividends in the aggregate amount of $15.8 million in 2010, $15.8 million in 2009, and $15.6 million in 2008. We believe that paying dividends is an effective way of providing an investment return to our stockholders and a beneficial use of our cash. However, the declaration of dividends by CPSI is subject to the discretion of our Board of Directors. Our Board of Directors will continue to take into account such matters as general business conditions, our financial results and such other factors as our Board of Directors may deem relevant.

Net cash provided by operating activities totaled $19.6 million, $8.8 million and $15.7 million for 2010, 2009 and 2008, respectively. The increase in net cash provided by operating activities in 2010 predominantly resulted from an increase in net income and an increase in other liabilities.

Net cash used in investing activities totaled $5.3 million, $2.2 million and $1.6 million for 2010, 2009 and 2008, respectively. In 2010, we purchased $5.1 million of property and equipment, approximately $3.0 million of which related to the build-out and furnishing of our new business management services operations facility. We also purchased investments in the net amount of $0.2 million which are classified as available for sale. In 2009, we had net purchases of investments in the amount of $1.3 million which are classified as available for sale. We also purchased $0.8 million of property and equipment. In 2008, we used cash of $0.5 million for the purchase of investments and $1.1 million for the purchase of property and equipment.

Net cash used in financing activities totaled $15.8 million, $14.0 million and $14.2 million for 2010, 2009 and 2008, respectively. During 2010, we declared and paid dividends in the aggregate amount of $15.8 million. During 2009, we declared and paid dividends in the aggregate amount of $15.8 million. We also received proceeds of $1.3 million and a tax benefit of $0.4 million from the exercise of employee stock options. During 2008, we declared and paid dividends in the aggregate amount of $15.6 million and received proceeds of $1.2 million and a tax benefit of $0.2 million from the exercise of employee stock options.

Our days sales outstanding for the years 2010, 2009 and 2008 were 60, 56 and 48 days, respectively.

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

Related Party Transactions

We lease 16.5 acres and all of our campus headquarter buildings in Mobile, Alabama from a related party, C.P. Investments, Inc., an Alabama corporation. The stockholders of C.P. Investment include, among other persons, Ellen M. Harvey, Michael K. Muscat, Jr. and Susan M. Slaton, who are the children of M. Kenny Muscat, a director of the Company until May 2010. Additionally, Mr. Michael K. Muscat, Jr. is one of our executive officers. In 2010, we made total lease payments in the amount of $1,697,478 to C.P. Investments, Inc. Under these lease agreements, we expect to make annual lease payments in 2011 in the amount of $1,697,478, subject to adjustment as set forth in the agreements. The annual rent payable under these leases has been determined by an independent, third-party appraisal firm.

Contractual Obligations

Our real estate leases, most of which are with related parties as described above, are the only material contractual obligations requiring payments in the future. Our payments under these leases subsequent to December 31, 2010, are set forth below:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Operating lease obligations	$5,275,331	2,243,106	2,009,883	1,022,342	—

The table above excludes any amounts related to the $698,000 of unrecognized tax benefit as the Company cannot make a reasonably reliable estimate of the periods of cash settlements with the respective taxing authorities. See Note 5 to the financial statements for additional information.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangement, as defined by Item 303(a)(4) of SEC Regulation S-K, consists of our guarantee of certain lease obligations of Solis Healthcare, LP (“Solis Healthcare”) to Winthrop Resources Corporation (“Winthrop”) under a lease agreement. Solis Healthcare purchased a software system from the Company and then entered into a sale-leaseback transaction with Winthrop in the first quarter of 2008. We provided this guarantee in order to facilitate Solis Healthcare in leasing the new system.

The lease has an initial term of five years and continues from year-to-year thereafter until terminated. We are contingently liable as guarantor under the lease such that, if at any time prior to the termination of the lease, Solis Healthcare (i) enters into bankruptcy or (ii) defaults for more than 60 days in its payments or performance under the lease, we will be obligated to perform under the guaranty by making the required lease payments, including late fees and penalties. The guaranty runs for the entire term of the lease; however, the maximum potential amount of future payments that we would be required to make to Winthrop under the guaranty is $1,400,040, the balance of the lease as of December 31, 2010, plus any fees and costs that Winthrop incurs in collecting amounts due under the lease (including attorney’s fees and costs). We recorded $2,154,389, the amount billed to date for the new system installation, as revenue during the first quarter of 2008. Due to the contingent nature of the guaranty, the maximum amount of the guaranty is not recorded on our balance sheet; however, when necessary, we record reserves to cover potential losses. A liability in the amount of $55,625, the amortized fair value of the guaranty, is recorded on our balance sheet as an other accrued liability at December 31, 2010. See Note 11 to the financial statements for additional information.

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

Allowance for Credit Losses. The Company leases its information and patient care systems to certain healthcare providers under sales-type leases. The Company establishes an allowance for credit losses for these financing receivables based on the historical level of customer defaults under such financing arrangements. See Note 8 to the financial statements for further information about our financing receivables.

Stock-Based Compensation. The Company accounts for stock-based compensation according to the FASB Codification topic, Compensation – Stock Compensation. See Note 6 to the financial statements for further discussion of the impact on the Company’s earnings.

Estimates. The Company uses estimates to record certain transactions and liabilities. These estimates are generally based on management’s best judgment, past experience, and utilization of third party services such as actuarial and other expert services. Because these estimates are subjective and variable, actual results could differ significantly from these estimates. Significant estimates included in our financial statements include those for self-insurance reserves under our health insurance plan, reserves for uncertain tax positions, bad debt allowances and legal liability exposure or lack thereof.

Backlog

Backlog consists of revenues we reasonably expect to recognize over the next twelve months under existing contracts. The revenues to be recognized may relate to a combination of one-time fees for system sales, and recurring fees for support, business management, SaaS and ISP services. As of December 31, 2010, we had a twelve-month backlog of approximately $33.6 million in connection with non-recurring system purchases and approximately $92.4 million in connection with recurring payments under support, business management, SaaS and ISP contracts. Our backlog increase is the result of an incremental increase in the number of contracts for system sales signed during 2010 and that are yet to be installed, as well as an increase in our customer base for recurring business.

Quantitative and Qualitative Disclosures about Market and Interest Rate Risk

Our exposure to market risk relates primarily to the potential change in the value of our investment portfolio as a result of fluctuations in interest rates. The primary purpose of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk of loss. As of December 31, 2010, our investment portfolio consisted of a variety of financial instruments, including, but not limited to, money market securities and high quality government and corporate obligations. It is our intent to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk, and reinvestment risk. We do not hold financial instruments for trading or other speculative purposes. The securities in our investment portfolio are classified as available-for-sale and, consequently, are recorded on our balance sheet as a current asset at fair market value with their unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

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

We believe that the market risk arising from our holdings of these financial instruments is minimal. Due to the conservative allocation of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially effected to any significant degree by a sudden change in market interest rates on our investment portfolio. We do not utilize derivative financial instruments to manage the interest rate risks associated with our investments.

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of December 31, 2010 and 2009.

	Aggregate Fair Value		Weighted Average Interest Rate
	2010	2009	2010	2009
Cash and Cash Equivalents:
Cash	$2,939,839	$1,632,503	0.00%	0.00%
Certificates of deposit	—	2,754,260	—	0.70%

Total cash and cash equivalents	$2,939,839	$4,386,763

Short-Term Investments: (1)
Accrued Income	$119,574	$151,790	0.00%	0.00%
Money market funds	71,782	160,105	0.22%	0.40%
U.S. Treasury bills	330,000	—	0.21%	0.00%
Obligations of the U.S. Treasury, U.S Government corporations and agencies	1,875,448	2,495,033	2.20%	3.47%
Corporate bonds	2,686,791	2,746,915	4.67%	5.36%

Total short-term investments	5,083,595	$5,553,843

Long-Term Investments: (2)
Obligations of the U.S. Treasury, U.S Government corporations and agencies	$3,350,091	$2,167,663	0.82%	1.89%
Mortgage backed securities	121,571	153,820	5.00%	5.00%
Corporate debt securities	4,846,666	5,367,792	4.36%	4.65%

Total long-term investments	8,318,328	$7,689,275

(1)	Reflects instruments with a contractual maturity of less than one year.
(2)	Reflects instruments with a contractual maturity of one year or more.

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

Management assessed the effectiveness of CPSI’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management believes that CPSI maintained effective internal control over financial reporting as of December 31, 2010.

The independent registered public accounting firm, Grant Thornton LLP, has audited the financial statements as of and for the year ended December 31, 2010, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting included in this report on page 44.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENTS

To the Board of Directors and Shareholders

Computer Programs and Systems, Inc.:

We have audited the accompanying balance sheets of Computer Programs and Systems, Inc. (a Delaware corporation) as of December 31, 2010 and 2009, and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 8. These financial statements and financial statement schedule are the responsibility of Computer Programs and Systems, Inc.’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Computer Programs and Systems, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Computer Programs and Systems, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 7, 2011 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Atlanta, Georgia

March 7, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of

Computer Programs and Systems Inc.:

We have audited Computer Programs and Systems, Inc.’s (a Delaware Corporation) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Computer Programs and Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Computer Programs and Systems, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Computer Programs and Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Computer Programs and Systems, Inc. as of December 31, 2010 and 2009 and the related statements of income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated March 7, 2011, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Atlanta, Georgia

March 7, 2011

COMPUTER PROGRAMS AND SYSTEMS, INC.

Balance Sheets

	December 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$2,939,839	$4,386,763
Investments	13,401,923	13,243,118
Accounts receivable, net of allowance for doubtful accounts of $969,000 and $759,000, respectively	25,472,529	19,472,642
Financing receivables, current portion, net	3,114,201	3,767,613
Inventories	1,782,743	1,703,668
Deferred tax assets	2,244,299	1,526,605
Prepaid income taxes	102,250	867,825
Prepaid expenses	562,210	705,481

Total current assets	49,619,994	45,673,715

Property and equipment
Land	936,026	936,026
Maintenance equipment	4,248,439	3,819,469
Computer equipment	8,305,850	6,687,155
Leasehold improvement	3,068,854	963,211
Office furniture and equipment	2,858,967	1,516,376
Automobiles	158,042	132,926

	19,576,178	14,055,163
Less accumulated depreciation	(10,893,120)	(9,039,396)

Property and equipment, net	8,683,058	5,015,767
Financing receivables	4,432,277	3,761,239

Total assets	$62,735,329	$54,450,721

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,617,377	$2,212,085
Deferred revenue	4,469,507	3,582,870
Accrued vacation	2,951,841	2,606,043
Other accrued liabilities	4,446,727	2,846,349

Total current liabilities	14,485,452	11,247,347

Deferred tax liabilities	1,785,854	512,103

Stockholders’ equity:
Common stock, $0.001 par value; 30,000,000 shares authorized; 10,962,874 and 10,972,757 shares issued and outstanding	10,963	10,973
Additional paid-in capital	30,549,149	29,679,385
Accumulated other comprehensive income	58,903	100,103
Retained earnings	15,845,008	12,900,810

Total stockholders’ equity	46,464,023	42,691,271

Total liabilities and stockholders’ equity	$62,735,329	$54,450,721

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Statements of Income

	Year ended December 31,
	2010	2009	2008
Sales revenues:
System sales	$61,252,949	$42,455,364	$41,581,002
Support and maintenance	59,259,133	55,884,446	53,324,398
Business management services	32,735,162	29,402,215	24,758,690

Total sales revenues	153,247,244	127,742,025	119,664,090

Costs of sales:
System sales	46,800,755	35,821,890	32,498,956
Support and maintenance	23,923,099	21,627,822	19,349,244
Business management services	18,139,259	17,033,502	14,594,711

Total costs of sales	88,863,113	74,483,214	66,442,911

Gross profit	64,384,131	53,258,811	53,221,179

Operating expenses:
Sales and marketing	11,605,123	9,081,393	8,872,137
General and administrative	23,681,584	20,808,616	20,638,012

Total operating expenses	35,286,707	29,890,009	29,510,149

Operating income	29,097,424	23,368,802	23,711,030

Other income:
Interest income	673,224	727,816	940,191

Income before taxes	29,770,648	24,096,618	24,651,221

Income taxes	11,032,795	8,913,335	9,213,226

Net income	$18,737,853	$15,183,283	$15,437,995

Net income per share—basic	$1.71	$1.39	$1.42

Net income per share—diluted	$1.71	$1.39	$1.42

Weighted average shares outstanding
Basic	10,962,874	10,953,747	10,849,060
Diluted	10,962,874	10,955,167	10,867,669

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Statements of Stockholders’ Equity

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income(Loss)	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2007	10,807,444	$10,807	$24,658,818	$44,825	$13,663,920	$38,378,370
Net income	—	—	—	—	15,437,995	15,437,995
Issuance of common stock	86,307	87	1,152,207	—	—	1,152,294
Unrealized gain on investments held for sale, net of tax	—	—	—	11,890	—	11,890
Stock-based compensation	—	—	914,147	—	—	914,147
Dividends	—	—	—	—	(15,616,927)	(15,616,927)
Income tax benefit from restricted stock dividends	—	—	43,278	—	—	43,278
Income tax benefit from stock option exercises	—	—	238,123	—	—	238,123

Balance at December 31, 2008	10,893,751	$10,894	$27,006,573	$56,715	$13,484,988	$40,559,170

Net income	—	—	—	—	15,183,283	15,183,283
Issuance of common stock	79,006	79	1,303,520	—	—	1,303,599
Unrealized gain on investments held for sale, net of tax	—	—	—	43,388	—	43,388
Stock-based compensation	—	—	919,980	—	—	919,980
Dividends	—	—	—	—	(15,767,461)	(15,767,461)
Income tax benefit from restricted stock dividends	—	—	30,482	—	—	30,482
Income tax benefit from stock option exercises	—	—	418,830	—	—	418,830

Balance at December 31, 2009	10,972,757	$10,973	$29,679,385	$100,103	$12,900,810	$42,691,271

Net income	—	—	—	—	18,737,853	18,737,853
Forefeiture of common stock	(9,883)	(10)	10	—	—	—
Unrealized loss on investments held for sale, net of tax	—	—	—	(41,200)	—	(41,200)
Stock-based compensation	—	—	855,819	—	—	855,819
Dividends	—	—	—	—	(15,793,655)	(15,793,655)
Income tax benefit from restricted stock dividends	—	—	13,935	—	—	13,935

Balance at December 31, 2010	10,962,874	$10,963	$30,549,149	$58,903	$15,845,008	$46,464,023

See accompanying notes

COMPUTER PROGRAMS AND SYSTEMS, INC.

Statements of Cash Flows

	Year ended December 31,
	2010	2009	2008
Operating Activities
Net income	$18,737,853	$15,183,283	$15,437,995
Adjustments to net income:
Provision for bad debt	1,077,250	1,076,491	1,338,135
Deferred taxes	572,890	(166,942)	(61,894)
Stock based compensation	855,819	919,980	914,147
Income tax benefit from stock option exercises	—	(418,830)	(238,123)
Income tax benefit from restricted stock dividends	(13,935)	(30,482)	(43,278)
Depreciation	1,853,724	1,772,327	1,811,097
Changes in operating assets and liabilities:
Accounts receivable	(6,843,741)	(4,948,268)	(2,605,066)
Financing receivables	(251,022)	(2,192,199)	(1,279,227)
Inventories	(508,044)	(1,475,326)	75,861
Prepaid expenses	143,271	(204,216)	4,300
Accounts payable	405,292	382,580	112,624
Deferred revenue	886,637	(145,487)	147,648
Other liabilities	1,946,176	(841,270)	674,561
Income taxes payable	779,510	(99,360)	(579,739)

Net cash provided by operating activities	19,641,680	8,812,281	15,709,041

Investing Activities
Purchases of property and equipment	(5,092,047)	(829,103)	(1,115,102)
Purchases of investments	(216,837)	(2,826,331)	(472,258)
Sale of investments	—	1,500,000	—

Net cash used in investing activities	(5,308,884)	(2,155,434)	(1,587,360)

Financing Activities
Proceeds from exercise of stock options, net	—	1,303,599	1,152,294
Dividends paid	(15,793,655)	(15,767,461)	(15,616,927)
Income tax benefit from stock option exercises	—	418,830	238,123
Income tax benefit from restricted stock dividends	13,935	30,482	43,278

Net cash used in financing activities	(15,779,720)	(14,014,550)	(14,183,232)

Decrease in cash and cash equivalents	(1,446,924)	(7,357,703)	(61,551)

Cash and cash equivalents at beginning of year	4,386,763	11,744,466	11,806,017

Cash and cash equivalents at end of year	$2,939,839	$4,386,763	$11,744,466

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$9,513,193	$8,759,003	$9,647,407
Reclassification of inventory to property and equipment	$428,970	$1,145,960	$—

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents can include time deposits and certificates of deposit with original maturities of three months or less that are highly-liquid and readily convertible to a known amount of cash. These investments are stated at cost, which approximates market, due to their short duration or liquid nature.

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

Investments are comprised of the following at December 31, 2010:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short term investments (cash and accrued income)	$521,346	$10	$—	$521,356
Obligations of U.S. Treasury, U.S.
government corporations and agencies	5,212,786	13,819	1,066	5,225,539
Mortgaged-backed securities	119,996	1,575	—	121,571
Corporate bonds	7,451,233	89,665	7,441	7,533,457

	$13,305,361	$105,069	$8,507	$13,401,923

Shown below are the amortized cost and estimated fair value of securities with fixed maturities at December 31, 2010, by contract maturity date. Actual maturities may differ from contractual maturities because issuers of certain securities retain early call or prepayment rights.

	Amortized Cost	Fair Value
Due in 2011	$5,055,388	$5,083,595
Due in 2012	6,386,694	6,459,140
Due in 2013	1,743,283	1,737,617
Due thereafter	119,996	121,571

	$13,305,361	$13,401,923

Investments are comprised of the following at December 31, 2009:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short term investments (cash and accrued income)	$311,895	$—	$—	$311,895
Obligations of U.S. Treasury, U.S.
government corporations and agencies	4,648,496	15,047	847	4,662,696
Mortgaged-backed securities	153,083	737	—	153,820
Corporate bonds	7,965,541	149,430	264	8,114,707

	$13,079,015	$165,214	$1,111	$13,243,118

Income Taxes

We account for income taxes in accordance with FASB Codification topic – Income Taxes. Under this topic, deferred income taxes are determined utilizing the asset and liability approach. This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of assets and liabilities. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We recognize interest and penalties accrued related to unrecognized tax benefits in the statements of income under general and administrative expenses.

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

Inventories

Inventories are stated at cost using the average cost method. The Company’s inventories are composed of computer equipment, forms and supplies. For cash flow presentation, inventory used by the Company and capitalized as property and equipment is shown as a change in inventory beginning in 2009.

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

•

the provision of system support services, which includes software application support, hardware maintenance, continuing education, Software as a Service provider (“SaaS”) products, internet service provider (“ISP”) products, and information technology management and professional services.

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

The Company accounts for SaaS contracts in accordance with the requirements of the Hosting Arrangement section under the Software topic and Revenue Recognition subtopic of the FASB Codification. The Codification states that the software element of SaaS services should not be accounted for as a hosting arrangement “if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software.” Each SaaS contract includes a system purchase and buyout clause, and this clause specifies the total amount of the system buyout. In addition, a clause is included which states that should the system be bought out by the customer, the customer would be required to enter into a general support agreement (for post-contract support services) for the remainder of the original SaaS term. Accordingly, the Company has concluded that SaaS customers do not have the right to take possession of the system without significant penalty (i.e. the purchase price of the system), and thus SaaS revenue of CPSI falls within the scope of the Hosting Arrangement section of the Codification. In accordance with SEC regulations, revenue is recognized when the services are performed.

Revenue for ISP, business management, and information technology management and professional services are recognized in the period in which the services are performed.

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

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs totaled approximately $2,328,000, $2,472,000 and $1,833,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Research and development expense is included in cost of support and maintenance in the accompanying statements of income.

Advertising

Advertising costs are expensed as incurred. Advertising expense was approximately $57,000, $15,000 and $70,000 for the years ended December 31, 2010, 2009 and 2008, respectively, and are recorded in sales and marketing expenses in the accompanying statements of income.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and included in general and administrative expenses. Shipping and handling costs totaled approximately $1,042,000, $898,000 and $1,208,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Accounting Standards Adopted by CPSI in 2010

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosure. This update provides amendments to FASB Codification topic, Fair Value Measurements and Disclosures, that require new disclosures about transfers in and out of Levels 1 and 2, the reasons for the transfers as well as a reconciliation for fair value measurements using significant unobservable inputs (Level 3), and requires quantitative disclosures about the fair value measurements separately for each class of assets and liabilities. The update is effective for interim and annual reporting periods beginning after December 15, 2009. Adoption of this update did not have a material impact on our financial statements.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This update requires improved disclosures about the credit quality of financing receivables and credit reserves held against them. The update is effective for periods ending on or after December 15, 2010. This update did not have a material impact on our financial statements but did require additional disclosures. See Note 8 to the financial statements for additional detail.

Recently Issued Accounting Pronouncements Not Yet Adopted

In October 2009, the FASB issued ASU 2009-14, Software: Certain Revenue Arrangements That Include Software Elements. This update addresses revenue recognition in situations where products or services are sold along with incidental software components. The update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not anticipate that the adoption of ASU 2009-14 will have a material impact on its financial statements.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition: Multiple-Deliverable Revenue Arrangements. This update addresses the criteria for separating consideration in multiple-element arrangements. It will require companies allocating the overall consideration to each deliverable to use an estimated selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. The update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not anticipate that the adoption of ASU 2009-13 will have a material impact on its financial statements.

3. DETAILS OF BALANCE SHEET AMOUNTS

Other accrued liabilities are comprised of the following at December 31, 2010 and 2009:

	2010	2009
Salaries and benefits	$2,380,523	$1,378,473
Commissions	630,143	182,525
Self-insurance reserves	585,600	510,900
Unrecognized tax benefit	697,723	536,717
Other	152,738	237,734

	$4,446,727	$2,846,349

4. NET INCOME PER SHARE

The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. The difference between basic and diluted EPS is solely attributable to stock options. The Company uses the treasury stock method to calculate the impact of outstanding stock options. For the years ended December 31, 2010, 2009 and 2008 these dilutive shares on a weighted average basis were 0, 1,420 and 18,609, respectively.

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

We applied these provisions to all tax positions for which the statute of limitations remained open. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009
Beginning balance	$537,000	$207,000
Additions based on tax positions related to the current year	108,000	55,000
Additions for tax positions of prior years	53,000	275,000
Reductions for tax positions of prior years	—	—

Ending balance	$698,000	$537,000

The total amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $698,000.

The Company classifies interest and penalties arising from the underpayment of income taxes in the statements of income under general and administrative expenses. As of December 31, 2010, we had no accrued interest or penalties related to uncertain tax positions as amounts are considered immaterial. The tax years 2004 – 2009 remain open to federal examination and to other taxing jurisdictions to which we are subject. The federal returns for the tax years 2004, 2005, and 2006 are currently under examination by the Internal Revenue Service, primarily in relation to research credits claimed on those returns by the Company.

It is reasonably possible that the amount of unrecognized tax benefits, inclusive of related interest, will change in the next twelve months. At December 31, 2010, there is no estimated increase or decrease in the amount of unrecognized tax benefits.

Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Deferred tax assets and liabilities are comprised of the following at December 31, 2010 and 2009:

	2010	2009
Deferred tax assets:
Accounts receivable	$468,806	$296,194
Accrued vacation	1,151,218	1,027,065
Stock compensation	368,015	390,847
Accrued liabilities	325,122	325,153

Total deferred tax assets	$2,313,161	$2,039,259

Deferred tax liabilities:
Other comprehensive income	$47,168	$64,001
Depreciation	1,807,548	960,756

Total deferred tax liabilities	$1,854,716	$1,024,757

Significant components of the income tax provision for the year ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Current provision:
Federal	$8,478,494	$7,280,943	$7,512,603
State	1,981,411	1,799,334	1,762,517
Deferred provision:
Federal	514,132	(149,820)	(50,132)
State	58,758	(17,122)	(11,762)

Total income tax provision	$11,032,795	$8,913,335	$9,213,226

The difference between income taxes at the U.S. federal statutory income tax rate of 35% and those reported in the statements of income for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Income taxes at U.S. Federal statutory rate	$10,419,727	$8,433,816	$8,627,927
State income tax, net of federal tax effect	1,346,675	1,152,445	1,148,528
Impact of tax credits	(590,928)	(583,010)	(454,219)
Other	(142,679)	(89,916)	(109,010)

	$11,032,795	$8,913,335	$9,213,226

6. STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of FASB Codification topic, Compensation – Stock Compensation, which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company recorded compensation costs as the requisite service was rendered for the unvested portion of previously issued awards that remained outstanding at the initial date of adoption and any awards issued, modified, repurchased or cancelled after January 1, 2006.

The following table shows total stock-based compensation expense for the years ended December 31, 2010, 2009 and 2008, included in the Statements of Income:

	2010	2009	2008
Costs of sales	$299,988	$299,988	$299,988
Operating expenses	$555,831	$619,992	614,159

Pre-tax stock-based compensation expense	$855,819	919,980	914,147
Less: income tax effect	$333,770	$358,792	356,517

Net stock-based compensation expense	$522,049	561,188	557,630

Basic and diluted per share impact	$0.05	$0.05	$0.05

Cash flows resulting from excess tax benefits are required to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result, $0, $418,830 and $238,123 of excess tax benefits for the years ended December 31, 2010, 2009 and 2008, respectively, have been classified as a financing cash inflow. In addition to stock option exercises, the Company also pays dividends on restricted stock which resulted in excess tax benefits of $13,935, $30,482 and $43,278 for the years ended December 31, 2010, 2009 and 2008, respectively, which are classified as cash flows from financing activities.

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

Under the methodology of the Codification, the fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes option pricing model. The multiple option approach was used, with assumptions for expected option life of 5 years and 44% expected volatility for the market price of the Company’s stock in 2002. An estimated dividend yield of 3% was used. The risk-free rate of return was determined to be 2.79% in 2002. No options were granted in 2010, 2009 or 2008. There were no outstanding options as of December 31, 2009 or December 31, 2010.

A summary of stock option activity under the 2002 Stock Option Plan is as follows:

	2010		2009		2008
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	—	$—	82,608	$16.50	152,444	$16.50
Granted	—	—	—	—	—	—
Exercised	—	—	(79,006)	16.50	(69,836)	16.50
Forfeited	—	—	(3,602)	16.50	—	16.50

Outstanding at end of year	—	$—	—	$—	82,608	$16.50

Exercisable at end of year	—	$—	—	$—	82,608	$16.50

Shares available for future grants under the plan as end of year		495,134		495,134		495,134

The aggregate intrinsic value (as measured by the difference between the exercise and strike price) of options exercised during the years ended December 31, 2010, 2009 and 2008 was $0, $1,145,689 and $728,695, respectively.

As of December 31, 2010 and 2009, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2002 Stock Option Plan.

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

On January 23, 2008, the Compensation Committee of the Board of Directors approved the grant of 16,471 shares of restricted stock to the Company’s Vice President – Finance and Chief Financial Officer. The grant date fair value was $21.25 per share. The restricted stock was scheduled to vest in five equal annual installments commencing January 30, 2009, and each January 30 thereafter. On June 30, 2010, 9,883 shares of unvested restricted stock were forfeited, cancelled and returned to the authorized and unissued shares of the Company as a result of the termination of employment of this individual on such date.

A summary of activity under the 2005 Restricted Stock Plan during the years ended December 31, 2010, 2009 and 2008 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock outstanding at January 1, 2008	79,487	$42.77
Granted	16,471	21.25
Vested	19,872	42.76
Forfeited	—	—

Nonvested stock outstanding at December 31, 2008	76,086	$38.10

Granted	—	—
Vested	23,166	39.71
Forfeited	—	—

Nonvested stock outstanding at December 31, 2009	52,920	$37.41

Granted	—	—
Vested	23,166	39.71
Forfeited	9,883	21.25

Nonvested stock outstanding at December 31, 2010	19,871	$42.77

As of December 31, 2010, there was $70,832 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Restricted Stock Plan. As of December 31, 2010, this cost is expected to be recognized over a weighted-average period of 0.1 years.

7. CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with credit-worthy, high-quality financial institutions.

The Company’s customer base is concentrated in the healthcare industry. Customers are located throughout the United States. The Company requires no collateral or other security to support customer accounts receivable. An allowance for doubtful accounts has been established for potential credit losses based on historical collection experience.

The Company maintains its cash and cash equivalents in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

8. FINANCING RECEIVABLES

The Company leases its information and patient care systems to certain healthcare providers under sales-type leases expiring in various years through 2016. These receivables typically have terms from two to five years, bear interest at various rates, and are usually collateralized by a security interest in the underlying assets. Since the Company has a history of successfully collecting amounts due under the original payment terms of these extended payment arrangements without making any concessions to its customers, the Company satisfies the requirement for revenue recognition. The Company’s history with these types of extended payment term arrangements supports management’s assertion that revenues are fixed and determinable and probable of collection.

The components of these lease receivables were as follows on December 31:

	2010	2009
Total minimum lease payments receivable	$7,504,094	$6,155,967
Less allowance for losses	(233,396)	—
Less unearned income	(796,610)	(595,914)

Lease receivables	6,474,088	5,560,053
Less current portion	(2,041,811)	(1,798,814)

Amounts due after one year	$4,432,277	$3,761,239

Future minimum lease payments to be received subsequent to December 31, 2010 are as follows:

2011	$2,689,070
2012	2,045,129
2013	1,374,674
2014	710,091
2015	447,472
Thereafter	237,658

Total minimum lease payments to be received	7,504,094
Less unearned income	(796,610)

Net leases receivable	$6,707,484

Credit Quality of Financing Receivables and Allowance for Credit Losses

The following table is a rollforward of the allowance for financing credit losses for the years ended December 31, 2010 and 2009:

	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
December 31, 2009	$—	$—	$—	$—	$—
December 31, 2010	$—	$233,396	$—	$—	$233,396

The Company established an allowance for financing receivable credit losses during 2010 upon adoption of ASU 2010-20. This allowance is based on the historical level of customer defaults under such arrangements. The Company has been successful collecting its financing receivables and considers the credit quality of such arrangements to be good, especially as the underlying assets act as collateral for the receivable.

The Company has also sold information and patient care systems to certain healthcare providers under extended payment terms. These receivables, included in current portion of financing receivables, typically have terms from 3 to 12 months. Total amounts receivable under these arrangements at December 31, 2010 and 2009 were $1,072,390 and $1,968,799, respectively.

9. BENEFIT PLANS

In January 1994, the Company adopted the Computer Programs & System, Inc. 401(k) Retirement Plan that covers all eligible employees of the Company who have completed one year of service. The plan allows eligible employees to contribute up to 15% of their pre-tax earnings up to the statutory limit prescribed by the Internal Revenue Service. The Company matches the first $1,000 contribution per participant plus a discretionary amount determined by the Company. The Company contributed approximately $1,256,000, $1,222,000 and $1,151,000 to the plan for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company provides certain health and medical benefits to eligible employees, their spouses and dependents pursuant to a benefit plan funded by the Company. Each participating employee contributes to the Company’s costs associated with such benefit plan. The Company’s obligation to fund this benefit plan and pay for these benefits is limited through the Company’s purchase of an insurance policy from a third-party insurer. The amount established as a reserve is intended to recognize the Company’s estimated obligations with respect to its payment of claims and claims incurred but not yet reported under the benefit plan. Management believes that the recorded liability for medical self-insurance at December 31, 2010 and 2009 is adequate to cover the losses and claims incurred, but these reserves are based on estimates and the amount ultimately paid may be more or less than such estimates.

10. OPERATING LEASES

The Company leases certain real property, most of which is owned by entities that are owned by one or more stockholders of the Company. The lease agreements have terms of ten years and expire on or before December 2015. For the years ended December 31, 2010, 2009 and 2008 total rent expense paid to related parties was approximately $1,697,478, $1,697,478 and $1,697,478, respectively.

The future minimum lease payments payable under operating leases subsequent to December 31, 2010 are as follows:

2011	$2,243,106
2012	1,284,576
2013	725,307
2014	689,557
2015	332,785
Thereafter	—

$5,275,331

11. COMMITMENTS AND CONTINGENCIES

As of December 31, 2010, the Company is contingently liable as guarantor on a lease obligation between Solis Healthcare, LP (“Solis Healthcare”), as lessee, and Winthrop Resources Corporation (“Winthrop”), as lessor. Solis Healthcare purchased a software system from the Company and entered into a sale-leaseback transaction with Winthrop in the first quarter of 2008. The Company provided this guarantee in order to facilitate Solis Healthcare in leasing the new system. The lease has an initial term of five years and continues from year-to-year thereafter until terminated. The Company is contingently liable as guarantor under the lease such that, if at any time prior to the termination of the lease, Solis Healthcare (i) enters into bankruptcy or (ii) defaults for more than 60 days in its payments or performance under the lease, the Company will be obligated to perform under the guaranty by making the required lease payments, including late fees and penalties. The guarantee runs for the entire term of the lease; however, the maximum potential amount of future payments that the Company would be required to make to Winthrop under the guaranty is $1,400,040, the balance of the lease payments as of December 31, 2010, plus any fees and costs that Winthrop incurs in collecting amounts due under the lease (including attorney’s fees and costs). The Company recorded $2,154,389, the amount billed for the new system installation less the fair value of the guaranty, as revenue during the first quarter of 2008. Due to the contingent nature of the guaranty, the maximum amount of the guaranty is not recorded on the balance sheet; however, when necessary, reserves are recorded to cover potential losses. A liability in the amount of $55,625, the amortized fair value of the guaranty, is recorded on the balance sheet as an other accrued liability at December 31, 2010. As of March 4, 2011, we were not aware of any conditions that would effect the payment or performance risk of the lease obligation.

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. Management does not expect this to have a material adverse effect on the Company’s financial statements.

12. COMPREHENSIVE INCOME

FASB Codification topic – Comprehensive Income, requires the disclosure of certain revenue, expenses, gains and losses that are excluded from net income in accordance with accounting principles generally accepted in the United States of America. Total comprehensive income for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Year ended December 31,
	2010	2009	2008
Net income as reported	$18,737,853	$15,183,283	$15,437,995
Other comprehensive income:
Unrealized gain (loss) on investments, net of taxes	(41,200)	43,388	11,890

Total comprehensive income	$18,696,653	$15,226,671	$15,449,885

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

The fair values of the Company’s available-for-sale securities were based on matrix pricing for the period ended December 31, 2010, which basically treats all fixed income securities that derive price from yield and other market factors as Level 2. The fair values of the Company’s available-for-sale securities for the period ended December 31, 2009 were based on actual trade data where available and were split between Level 1 and Level 2 based on trade frequency. As such, the changes in assets between Level 1 and Level 2 between December 31, 2009 and December 31, 2010 are the result of the change in fair value determination techniques and not a result of a change in investments or investment quality. We generally apply fair value techniques on a non-recurring basis associated with (1) valuing potential impairment loss related to financing receivables accounted for pursuant to Codification topic, Leases, and (2) valuing potential impairment loss related to long-lived assets accounted for pursuant to Codification topic, Property, Plant and Equipment, when events or circumstances indicate as possible impairment.

The following table summarizes the carrying amounts and fair values of certain assets and liabilities at December 31, 2010 and December 31, 2009:

		Fair Value at December 31, 2010 Using
	Carrying Amount at 12/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Description
Available-for-sale securities
Short-term investments (cash and accrued income)	$521,356	$—	$521,356	$—
Mortgage backed securities	121,571	—	121,571	—
Obligations of U.S. Treasury, U.S. government corporations and agencies	5,225,539	—	5,225,539	—
Corporate bonds	7,533,457	—	7,533,457	—

Total available-for-sale securities	$13,401,923	$—	$13,401,923	$—

		Fair Value at December 31, 2009 Using
	Carrying Amount at 12/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Available-for-sale securities
Short-term investments (cash and accrued income)	$311,895	$160,105	$151,790	$—
Mortgage backed securities	153,820	—	153,820	—
Obligations of U.S. Treasury, U.S. government corporations and agencies	4,662,696	612,537	4,050,159	—
Corporate bonds	8,114,707	7,463,276	651,431	—

Total available-for-sale securities	$13,243,118	$8,235,918	$5,007,200	$—

14. SUBSEQUENT EVENTS

On January 27, 2011, the Company announced a dividend for the first quarter of 2011 in the amount of $0.36 per share.

15. QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a summary of our results of operations for our eight most recent quarters ended December 31, 2010. The information for each of these quarters is unaudited and has been prepared on a basis consistent with the audited financial statements. This information includes all adjustments, consisting only of normal recurring adjustments, we consider necessary for fair presentation of this information when read in conjunction with the audited financial statements and related notes. Our operating results have varied on a quarterly basis and may fluctuate significantly in the future.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands except for share and per share data)
Year Ended December 31, 2010
Sales revenues	$31,541	$37,713	$40,913	$43,079
Gross profit	12,109	15,685	17,057	19,533
Operating income	4,399	6,814	7,678	10,206
Net income	2,920	4,264	4,888	6,665
Net income per share
Basic	0.27	0.39	0.45	0.61
Diluted	0.27	0.39	0.45	0.61
Weighted average shares outstanding
Basic	10,972,757	10,962,874	10,962,874	10,962,874
Diluted	10,972,757	10,962,874	10,962,874	10,962,874
Year Ended December 31, 2009
Sales revenues	$30,136	$30,847	$33,008	$33,751
Gross profit	13,506	12,627	13,613	13,512
Operating income	6,288	5,335	6,105	5,640
Net income	4,025	3,541	4,021	3,596
Net income per share
Basic	0.37	0.32	0.37	0.33
Diluted	0.37	0.32	0.37	0.33
Weighted average shares outstanding
Basic	10,906,147	10,962,386	10,972,757	10,972,757
Diluted	10,911,905	10,962,386	10,972,757	10,972,757

SCHEDULE II

COMPUTER PROGRAMS AND SYSTEMS, INC.

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of period	(1) Additions charged to cost and expenses	(2) Deductions	Balance at end of period
2010
Allowance for losses on:
Accounts receivable	$759,000	$849,000	$639,000	$969,000
Financing receivables	—	233,000	—	233,000

	$759,000	$1,082,000	$639,000	$1,202,000
2009
Allowance for losses on:
Accounts receivable	$628,000	$1,076,000	$945,000	$759,000
Financing receivables	—	—	—	—

	$628,000	$1,076,000	$945,000	$759,000
2008
Allowance for losses on:
Accounts receivable	$949,000	$1,338,000	$1,659,000	$628,000
Financing receivables	—	—	—	—

	$949,000	$1,338,000	$1,659,000	$628,000

(1)	Adjustments to allowance for change in estimates.
(2)	Uncollectible accounts written off, net of recoveries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM	9A. CONTROLS AND PROCEDURES.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

This report is included in Item 8 on page 42 and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

This report is included in Item 8 on page 44 and is incorporated herein by reference.

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

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the securities that have been authorized for issuance as of December 31, 2010 under our 2002 Stock Option Plan and 2005 Restricted Stock Plan. Both of these plans have been approved by CPSI’s stockholders. The plans are described in Note 6 of the Notes to the Financial Statements.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	-0-		686,857	(1)
Equity compensation plans not approved by stockholders	-0-	—	-0-

Total	-0-		686,857	(1)

(1)

Represents 495,134 shares of common stock underlying stock options that are issuable pursuant to our 2002 Stock Option Plan and 191,723 shares of common stock issuable pursuant to our 2005 Restricted Stock Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

    (a)(1) and (2) and (c) – Financial Statements and Financial Statement Schedules.

Financial Statements: The Financial Statements and related Financial Statements Schedule of CPSI are included herein in Part II, Item 8.

    (a)(3) and (b) – Exhibits.

The exhibits listed on the Exhibit Index at page 69 of this Form 10-K are filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 7th day of March, 2011.

COMPUTER PROGRAMS AND SYSTEMS, INC.

By:	/s/ J. Boyd Douglas
J. Boyd Douglas
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David A. Dye David A. Dye	Chairman of the Board and Director, Vice President – Finance and Chief Financial Officer (principal financial officer)	March 7, 2011

/s/ J. Boyd Douglas J. Boyd Douglas	President, Chief Executive Officer and Director (principal executive officer)	March 7, 2011

/s/ James B. Britain James B. Britain	Controller (principal accounting officer)	March 7, 2011

/s/ Ernest F. Ladd, III Ernest F. Ladd, III	Director	March 7, 2011

/s/ W. Austin Mulherin, III W. Austin Mulherin, III	Director	March 7, 2011

/s/ William R. Seifert, II William R. Seifert, II	Director	March 7, 2011

/s/ John C. Johnson John C. Johnson	Director	March 7, 2011

/s/ Charles P. Huffman Charles P. Huffman	Director	March 7, 2011

Exhibit Index

Exhibit Number	Description
3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Bylaws (filed as Exhibit 3.6 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

10.1*	2002 Stock Option Plan (filed as Exhibit 10.3 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

10.2*	First Amendment to 2002 Stock Option Plan (filed as Exhibit 10.2 to CPSI’s Current Report on Form 8-K dated May, 12, 2005, and incorporated herein by reference)

10.3*	Second Amendment to 2002 Stock Option Plan (filed as Exhibit 10.3 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2008, and incorporated herein by reference)

10.4*	Form of Non-Qualified Stock Option Agreement for executive officers (filed as Exhibit 10.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

10.5*	Amendment and Restatement of 2005 Restricted Stock Plan (filed as Exhibit 10.6 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2005 and incorporated herein by reference)

10.6*	Form of Restricted Stock Award Agreement under the 2005 Restricted Stock Plan (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated January 30, 2006, and incorporated herein by reference)

10.7	Form of Indemnity Agreement entered into by CPSI and each of its non-employee directors (filed as Exhibit 10.1 to CPSI’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 and incorporated herein by reference)

10.8	Real Property Lease, dated April 1, 2002, between CPSI and C.P. Investments, Inc. (filed as Exhibit 10.1 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

10.9	Real Property Lease dated April 1, 2002, between CPSI and DJK, LLC (filed as Exhibit 10.2 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference) (This lease was assumed by C. P. Investments, Inc. in 2005)

10.10	Real Property Lease, dated October 1, 2002, between CPSI and C.P. Investments, Inc. (filed as Exhibit 10.10 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2002 and incorporated herein by reference)

10.11	Real Property Lease, dated November 1, 2002, between CPSI and C.P. Investments, Inc. (filed as Exhibit 10.11 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2002 and incorporated herein by reference)

10.12	Real Property Lease, dated June 16, 2002, between CPSI and C.P. Investments, Inc. (filed as Exhibit 10.12 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2003 and incorporated herein by reference)

10.13	Real Property Lease, dated March 15, 2005, between CPSI and C.P. Investments, Inc. (filed as Exhibit 10.12 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2005 and incorporated herein by reference)

10.14	Real Property Lease, dated November 15, 2005, between CPSI and C.P. Investments, Inc. (filed as Exhibit 10.13 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2005 and incorporated herein by reference)

Exhibit Number	Description
10.15	Real Property Lease, dated December 15, 2005, between CPSI and C.P. Investments, Inc. (filed as Exhibit 10.14 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2005 and incorporated herein by reference)

10.16*	Summary of Compensation Arrangements with Named Executive Officers and Directors

10.17	Real Property Lease Agreement, dated September 14, 2009 between CPSI and 3725 Airport Boulevard, LP (filed as Exhibit 10.1 to CPSI’s Quarterly Report on Form 10-Q for the period ended September 30, 2009 and incorporated herein by reference)

10.18	First Amendment to Real Property Lease Agreement, dated October 9, 2009, between CPSI and 3725 Airport Boulevard, LP(filed as Exhibit 10.2 to CPSI’s Quarterly Report on Form 10-Q for the period ended September 30, 2009 and incorporated herein by reference)

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Compensation plan or arrangement