Form 10-Q
period 2011-03-31
COMPUTER PROGRAMS & SYSTEMS INC
filed 2011-05-06
CIK 1169445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011.

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

As of May 5, 2011, there were 11,063,220 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Form 10-Q

(For the three months ended March 31, 2011)

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,943,329	$2,939,839
Investments	16,434,824	13,401,923
Accounts receivable, net of allowance for doubtful accounts of $861,000 and $969,000, respectively	23,003,605	25,472,529
Financing receivables, current portion	2,945,281	3,114,201
Inventories	2,348,504	1,782,743
Deferred tax assets	1,887,967	2,244,299
Prepaid income taxes	-	102,250
Prepaid expenses	244,085	562,210

Total current assets	56,807,595	49,619,994
Property and equipment
Land	936,026	936,026
Maintenance equipment	4,374,872	4,248,439
Computer equipment	8,547,869	8,305,850
Leasehold improvement	3,068,854	3,068,854
Office furniture and equipment	2,915,149	2,858,967
Automobiles	158,042	158,042

	20,000,812	19,576,178
Less accumulated depreciation	(11,501,792)	(10,893,120)

Net property and equipment	8,499,020	8,683,058
Financing receivables, net of current portion	4,692,444	4,432,277

Total assets	$69,999,059	$62,735,329

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,659,419	$2,617,377
Deferred revenue	5,697,510	4,469,507
Accrued vacation	3,051,173	2,951,841
Income taxes payable	2,826,107	-
Other accrued liabilities	5,109,981	4,446,727

Total current liabilities	20,344,190	14,485,452

Deferred tax liabilities	1,689,030	1,785,854

Stockholders’ equity:
Common stock, par value $0.001 per share; 30,000,000 shares authorized; 10,962,874 shares issued and outstanding	10,963	10,963
Additional paid-in capital	30,619,982	30,549,149
Accumulated other comprehensive income	63,355	58,903
Retained earnings	17,271,539	15,845,008

Total stockholders’ equity	47,965,839	46,464,023

Total liabilities and stockholders’ equity	$69,999,059	$62,735,329

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three months ended March 31,
	2011	2010

Sales revenues:
System sales	$15,606,726	$9,700,134
Support and maintenance	16,162,023	14,206,302
Business management services	8,611,484	7,635,011

Total sales revenues	40,380,233	31,541,447

Costs of sales:
System sales	12,120,834	9,466,816
Support and maintenance	6,443,811	5,530,286
Business management services	4,679,748	4,434,922

Total costs of sales	23,244,393	19,432,024

Gross profit	17,135,840	12,109,423

Operating expenses:
Sales and marketing	2,925,028	2,199,060
General and administrative	5,719,574	5,510,989

Total operating expenses	8,644,602	7,710,049

Operating income	8,491,238	4,399,374

Other income:
Interest income	153,335	171,381

Total other income	153,335	171,381

Income before taxes	8,644,573	4,570,755

Income taxes	3,271,406	1,650,503

Net income	$5,373,167	$2,920,252

Net income per share - basic	$0.49	$0.27

Net income per share - diluted	$0.49	$0.27

Weighted average shares outstanding
Basic	10,962,874	10,972,757
Diluted	10,962,874	10,972,757

Dividends declared per share	$0.36	$0.36

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2010	10,962,874	$10,963	$30,549,149	$58,903	$15,845,008	$46,464,023

Net income	-	-	-	-	5,373,167	5,373,167
Unrealized gain on investments available for sale, net of tax	-	-	-	4,452	-	4,452
Stock-based compensation	-	-	70,833	-	-	70,833
Dividends	-	-	-	-	(3,946,636)	(3,946,636)

Balance at March 31, 2011	10,962,874	$10,963	$30,619,982	$63,355	$17,271,539	$47,965,839

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended March 31,
	2011	2010

Operating Activities
Net income	$5,373,167	$2,920,252
Adjustments to net income:
Provision for bad debt	(212,309)	(46,976)
Deferred taxes	272,650	177,290
Share-based compensation	70,833	229,995
Depreciation	608,672	468,958
Changes in operating assets and liabilities:
Accounts receivable	2,681,233	101,118
Financing receivables	(91,247)	290,460
Inventories	(692,194)	(310,092)
Prepaid expenses	318,125	181,128
Accounts payable	1,042,042	(758,922)
Deferred revenue	1,228,003	486,133
Other liabilities	762,586	680,485
Income taxes payable	2,928,357	1,368,559

Net cash provided by operating activities	14,289,918	5,788,388

Investing Activities
Purchases of property and equipment	(298,201)	(1,283,195)
Purchases of investments	(3,041,591)	(60,713)

Net cash used in investing activities	(3,339,792)	(1,343,908)

Financing Activities
Dividends paid	(3,946,636)	(3,950,193)

Net cash used in financing activities	(3,946,636)	(3,950,193)

Increase in cash and cash equivalents	7,003,490	494,287

Cash and cash equivalents at beginning of period	2,939,839	4,386,763

Cash and cash equivalents at end of period	$9,943,329	$4,881,050

Cash paid for interest	$-	$-
Cash paid for income taxes, net of refund	$24,327	$50,358
Reclassification of inventory to property and equipment	$126,433	$207,549

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

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

Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed financial statements should be read in conjunction with the audited financial statements of Computer Programs and Systems, Inc. (the “Company”) for the year ended December 31, 2010 and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

•

the provision of system support services, which includes software application support, hardware maintenance, continuing education, “Software as a Service” products or “SaaS”, Internet service provider (“ISP”) products, and information technology management and professional services.

•	the provision of business management services, which includes electronic billing, statement processing, payroll processing and accounts receivable management.

Effective January 1, 2011 the Company prospectively adopted Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements. Under the historical standards, the Company used the residual method to allocate arrangement consideration when vendor specific objective evidence existed for an undelivered element, but not for the delivered elements. Under the new standards, the Company allocates revenue to all deliverables based on their relative selling prices. In multiple element arrangements that include software related and non-software related elements, we apply the guidance in section 605-25 of the Codification to determine if the non-software related elements can be separated from the other elements for accounting purposes. We then use this guidance to determine the amount of the arrangement consideration to allocate to the non-software related elements. The remaining consideration is allocated to the software related elements in the arrangement. The software related elements are further evaluated for separation under section 985-605 of the Codification.

In determining how much consideration to allocate to the software and non-software related elements, and to determine how much consideration to allocate to each of the non-software related elements, the Company uses the following hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”) and (iii) management’s best estimate of the selling price (“ESP”). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. TPE represents the selling price of a similar product or service by another vendor. ESPs reflect management’s best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis.

System Sales and Support and Maintenance

The Company enters into contractual obligations to sell hardware, perpetual software licenses, installation and training services, and maintenance services. The total consideration is first allocated to the non-software related element, the hardware component of the arrangement and the related support and maintenance, and the software related elements using the relative selling price guidance in section 605-25 of the Codification. The selling prices of the various elements in the contractual arrangements are determined as follows:

•	Hardware – the selling price of hardware is based on management’s best estimate of selling price, which consists of cost plus a targeted margin.

•

Software licenses and installation and training – the selling price of software licenses and installation and training is based on management’s best element of selling price. In determining management’s best estimate of selling price, we consider the following: (1) competitor pricing, (2) supply and demand of installation staff, (3) overall economic conditions, and (4) our pricing practices as it relates to discounts.

•

Support and maintenance (both hardware and software) – the selling price of support and maintenance services is based on VSOE of fair value of our support and maintenance services by reference to the price our customers are required to pay for the services when sold separately via renewals.

For the hardware related elements, we further allocate consideration to the hardware and related hardware support and maintenance. Revenue for hardware sales is recognized upon shipment. Revenue for support and maintenance on hardware is recognized on a straight line basis over the term of the maintenance contracts, generally 3 to 5 years.

For the software related elements, we further allocate consideration to the various elements as follows:

•

Support and maintenance – we have established VSOE of the fair value of our support and maintenance services by reference to the price our customers are required to pay for the services when sold separately via renewals. Support and maintenance revenue is recognized on a straight line basis over the term of the maintenance contracts, generally 3 to 5 years.

•

Software licenses and installation and training – we apply the residual method as prescribed by section 985-605 of the Codification. The difference between the total consideration allocated to the software related elements and the fair value of the support and maintenance revenue is allocated to the software licenses and installation and training services. The method of recognizing revenue for the perpetual license for the associated modules included in the arrangement and related installation and training services over the term the services are performed is on a module by module basis as the respective installation and training for each specific module is completed as this is representative of the pattern of provision of these services. The system installations are generally completed in 3 to 4 weeks.

Our system sales contracts contain a provision warranting that the system will perform according to written specifications provided to the customer. The provision terminates 30 days after the installation of the software and provides for certain remedies, but does not provide for the right of return.

SaaS, ISP, and Other Professional IT Services

The Company accounts for SaaS contracts in accordance with the requirements of the Hosting Arrangement section under the Software topic and Revenue Recognition subtopic of the Codification. The Codification states that the software elements of SaaS products should not be accounted for as a hosting arrangement “if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software.” Each SaaS contract includes a system purchase and buyout clause, and this clause specifies the total amount of the system buyout. In addition, a clause is included which states that should the system be bought out by the customer, the customer would be required to enter into a general support agreement (for post-contract support services) for the remainder of the original SaaS term. Accordingly, the Company has concluded that SaaS customers do not have the right to take possession of the system without significant penalty (i.e., the purchase price of the system), and thus SaaS revenue of the Company falls within the scope of the Hosting Arrangement section of the Codification. Revenue for SaaS arrangements is recognized as the services are performed.

The Company will occasionally provide ISP and other professional IT services. In situations where these services are bundled with a system sale agreement, we follow the same allocation methodology discussed above and consider these services to be non-software elements. The selling price of these services is based on TPE of similar services. Revenue allocated to this element is recognized as services are performed.

Business Management Services

Business management services consist of electronic billing services, statement processing services, accounts receivable management services, payroll processing, contract management and insurance services. While business management service arrangements are contracts separate from the system sale and support and support and maintenance contracts, these contracts are sometimes executed within a short time frame of each other. When this occurs, we follow the same allocation methodology discussed above under System Sales and Support and Maintenance and consider these services to be software elements as our software is essential to the functionality of the business management services. The selling price of these services is based on VSOE of fair value by reference to the rate our customers renew as well as the rate the services are sold to customers when the business management services agreement is not executed within a short time frame. Our business management service pricing is consistent for all customers. Because the pricing is transaction based (per unit pricing), customers are billed and revenue recognized as services are performed based on transaction levels.

3.	OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following:

	March 31, 2011	December 31, 2010
Salaries and benefits	$3,022,381	$2,380,523
Commissions	584,550	630,143
Self-insurance reserves	563,100	585,600
Unrecognized tax benefit	739,356	697,723
Other	200,594	152,738

	$5,109,981	$4,446,727

4.	INVESTMENTS

The Company accounts for investments in accordance with FASB Codification topic, Investments – Debt and Equity Securities. Accordingly, investments are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity. The Company’s management determines the appropriate classifications of investments at the time of acquisition and re-evaluates the classifications at each balance sheet date. The Company’s investments in fixed maturity securities are classified as available-for-sale.

Investments are comprised of the following at March 31, 2011:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short term investments (cash and accrued income)	$1,117,486	$-	$84	$1,117,402
Obligations of U.S. Treasury, U.S. government corporations and agencies	6,250,624	12,752	2,009	6,261,367
Mortgage backed securities	113,566	2,559	-	116,125
Corporate bonds	8,849,287	93,350	2,707	8,939,930

	$16,330,963	$108,661	$4,800	$16,434,824

Shown below are the amortized cost and estimated fair value of securities with fixed maturities at March 31, 2011, by contract maturity date. Actual maturities may differ from contractual maturities because issuers of certain securities retain early call or prepayment rights.

	Amortized Cost	Fair Value
Due in 2011	$4,577,486	$4,590,190
Due in 2012	8,508,975	8,595,658
Due in 2013	2,780,583	2,781,724
Due in 2014	350,353	351,127
Due thereafter	113,566	116,125

	$16,330,963	$16,434,824

Investments were comprised of the following at December 31, 2010:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Short term investments (cash and accrued income)	$521,346	$10	$-	$521,356
Obligations of U.S. Treasury, U.S. government corporations and agencies	5,212,786	13,819	1,066	5,225,539
Mortgaged backed securities	119,996	1,575	-	121,571
Corporate bonds	7,451,233	89,665	7,441	7,533,457

	$13,305,361	$105,069	$8,507	$13,401,923

5.	NET INCOME PER SHARE

The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. There were no dilutive shares for the three month periods ended March 31, 2011 or March 31, 2010.

6.	INCOME TAXES

The Company accounts for income taxes in accordance with FASB’s Codification topic, Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Deferred tax assets and liabilities are comprised of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Deferred tax assets:
Accounts receivable	$427,579	$468,806
Accrued vacation	1,189,957	1,151,218
Stock-based compensation	-	368,015
Accrued liabilities	320,752	325,122

Total deferred tax assets	$1,938,288	$2,313,161

Deferred tax liabilities:
Other comprehensive income	$34,026	$47,168
Depreciation	1,705,325	1,807,548

Total deferred tax liabilities	$1,739,351	$1,854,716

Significant components of the Company’s income tax provision in the Condensed Statements of Income for the three months ended March 31 are as follows:

	2011	2010
Current provision:
Federal	$2,442,244	$1,177,507
State	556,512	295,706
Deferred provision:
Federal	244,686	159,108
State	27,964	18,182

Total income tax provision	$3,271,406	$1,650,503

The difference between income taxes at the U. S. federal statutory income tax rate of 35% and those reported in the Condensed Statements of Income for the three months ended March 31 is as follows:

	2010	2009
Income taxes at U. S. Federal statutory rate	$3,025,601	$1,599,764
State income tax, net of federal tax effect	386,812	210,392
Tax credits and other	(141,007)	(159,653)

Total income tax provision	$3,271,406	$1,650,503

The Company had unrecognized tax benefits of $739,356 related to uncertain tax positions as of March 31, 2011 under the provisions of FASB Codification topic, Income Taxes, which is recorded in other accrued liabilities on the Condensed Balance Sheet. No accrued interest or penalties for such positions is recorded. The federal returns for the tax years 2004, 2005, and 2006 are currently under examination by the Internal Revenue Service, primarily in relation to research credits claimed on those returns by the Company. The federal returns for tax years 2007, 2008 and 2009 remain open to examination, and the tax years 2004 – 2009 remain open to other taxing jurisdictions to which the Company is subject.

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

The following table shows total stock-based compensation expense for the three months ended March 31, 2011 and 2010, included in the Condensed Statements of Income:

	Three Months Ended
	March 31, 2011	March 31, 2010

Costs of sales	$24,999	$74,997
Operating expenses	45,834	154,998

Pre-tax stock-based compensation expense	70,833	229,995
Less: income tax effect	27,624	89,698

Net stock-based compensation expense	$43,209	$140,297

2005 Restricted Stock Plan

On January 27, 2006, the Compensation Committee of the Board of Directors approved the grant of 116,498 shares of restricted stock, effective January 30, 2006, to certain executive officers of the Company under the 2005 Restricted Stock Plan. The grant date fair value was $42.91 per share. Each restricted stock award provided for vesting in five equal annual installments commencing on the first anniversary of the date of grant, assuming that the recipient of the award continued to be an executive officer of the Company on each applicable vesting date. On May 17, 2006, the Compensation Committee of the Board of

Directors approved the grant of 17,810 shares of restricted stock to the Company’s then Chief Operating Officer. The grant date fair value was $42.11 per share. The restricted stock award provided for vesting in five equal annual installments commencing on January 30, 2007, and each January 30 thereafter, assuming that the recipient of the award continued to be an executive officer of the Company on each applicable vesting date. All of the above awards of restricted stock were fully vested on January 30, 2011.

On January 23, 2008, the Compensation Committee of the Board of Directors approved the grant of 16,471 shares of restricted stock to the Company’s then Vice President – Finance and Chief Financial Officer of the Company. The grant date fair value was $21.25 per share. The restricted stock award provided for vesting in five equal annual installments commencing on January 30, 2009, and each January 30 thereafter, assuming that the recipient of the award continued to be an executive officer of the Company on each applicable vesting date. On June 30, 2010, 9,883 shares of unvested restricted stock in this award were forfeited, cancelled and returned to the authorized and unissued shares of the Company as a result of the termination of employment of this individual on such date.

A summary of activity under the 2005 Restricted Stock Plan during the three month periods ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock outstanding at beginning of period	19,871	$42.77	52,920	$37.41
Granted	-	-	-	-
Vested	(19,871)	42.77	(23,166)	39.71

Nonvested stock outstanding at end of period	-	$-	29,754	$35.62

As of March 31, 2011, there was no unrecognized compensation cost related to non-vested restricted stock granted under the 2005 Restricted Stock Plan.

8.	FINANCING RECEIVABLES

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

The components of these lease receivables were as follows on March 31, 2011 and December 31, 2010:

	3/31/2011	12/31/2010
Total minimum lease payments receivable	$7,620,125	$7,504,094
Less allowance for losses	(235,198)	(233,396)
Less unearned income	(712,160)	(796,610)

Lease receivables	6,672,767	6,474,088
Less current portion	(1,980,323)	(2,041,811)

Amounts due after one year	$4,692,444	$4,432,277

Future minimum lease payments to be received subsequent to March 31, 2011 are as follows:

2011	$2,197,135
2012	2,330,793
2013	1,646,389
2014	782,705
2015	447,472
Thereafter	215,631

Total minimum lease payments to be received	7,620,125
Less unearned income	(712,160)

Net leases receivable	$6,907,965

Credit Quality of Financing Receivables and Allowance for Credit Losses

The following table is a rollforward of the allowance for financing credit losses for the quarter and year ended March 31, 2011 and December 31, 2010:

	Begining Balance	Provision	Charge-offs	Recoveries	Ending Balance
December 31, 2010	$-	$233,396	$-	$-	$233,396
March 31, 2011	$233,396	$1,802	$-	$-	$235,198

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

The Company has also sold information and patient care systems to certain healthcare providers under extended payment terms. These receivables, included in current portion of financing receivables, typically have terms from 3 to 12 months. Total amounts receivable under these arrangements at March 31, 2011 and December 31, 2010 were $964,958 and $1,072,390, respectively.

9.	COMPREHENSIVE INCOME

FASB Codification topic, Comprehensive Income, requires the disclosure of certain revenue, expenses, gains and losses that are excluded from net income in accordance with accounting principles generally accepted in the United States of America. Total comprehensive income for the three months ended March 31, 2011 and 2010 is as follows:

	Three months ended March 31,
	2011	2010
Net income as reported	$5,373,167	$2,920,252
Other comprehensive income:
Unrealized gain (loss) on investments, net of taxes	4,452	(1,819)

Total comprehensive income	$5,377,619	$2,918,433

10.	COMMITMENTS AND CONTINGENCIES

As of March 31, 2011, the Company is contingently liable as guarantor on a lease obligation between Solis Healthcare, LP (“Solis Healthcare”), as lessee, and Winthrop Resources Corporation (“Winthrop”), as lessor. Solis Healthcare purchased a software system from the Company in the first quarter of 2008 and then entered into a sale-leaseback transaction with Winthrop. The Company provided this guarantee in order to facilitate Solis Healthcare in leasing the new system. The lease has an initial term of five years and continues from year to year thereafter until terminated. The Company is contingently liable as guarantor under the lease such that, if at any time prior to the termination of the lease, Solis Healthcare (i) enters into bankruptcy or (ii) defaults for more than 60 days in its payments or performance under the lease, the Company will be obligated to perform under the guaranty by making the required lease payments, including late fees and penalties. The guarantee runs for the entire term of the lease; however, the maximum potential amount of future payments that the Company would be required to make to Winthrop under the guaranty is $1,283,370, the balance of the lease payments as of March 31, 2011, plus any fees and costs that Winthrop incurs in collecting amounts due under the lease (including attorney’s fees and costs). Due to the contingent nature of the guaranty, the maximum amount of the guaranty is not recorded on the balance sheet; however, when necessary, reserves are recorded to cover potential losses. A liability in the amount of $41,784, the amortized fair value of the guaranty, is recorded on the balance sheet as an other accrued liability at March 31, 2011. As of March 31, 2011, we were not aware of any conditions that would effect the payment or performance risk of the lease obligation. From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. Management does not expect this to have a material adverse effect on the Company’s financial statements.

11.	FAIR VALUE

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

The fair values of the Company’s available-for-sale securities are based on matrix pricing for the periods ended March 31, 2011 and December 31, 2010, which basically treats all fixed income securities that derive price from yield and other market factors as Level 2. We generally apply fair value techniques on a non-recurring basis associated with (1) valuing potential impairment loss related to financing receivables accounted for pursuant to Codification topic, Leases, and (2) valuing potential impairment loss related to long-lived assets accounted for pursuant to Codification topic, Property, Plant and Equipment.

The following tables summarize the carrying amounts and fair values of certain assets and liabilities at March 31, 2011 and December 31, 2010:

		Fair Value at Reporting Date Using
Description	3/31/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Short-term investments (cash and accrued income)	$1,117,402	$-	$1,117,402	$-
Mortgage backed securities	116,125	-	116,125	-
Obligations of U.S. Treasury, U.S. government corporations and agencies	6,261,367	-	6,261,367	-
Corporate bonds	8,939,930	-	8,939,930	-

Total available-for-sale securites	$16,434,824	$-	$16,434,824	$-

		Fair Value at Reporting Date Using
Description	12/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Short-term investments (cash and accrued income)	$521,356	$-	$521,356	$-
Mortgage backed securities	121,571	-	121,571	-
Obligations of U.S. Treasury, U.S. government corporations and agencies	5,225,539	-	5,225,539	-
Corporate bonds	7,533,457	-	7,533,457	-

Total available-for-sale securites	$13,401,923	$-	$13,401,923	$-

Accrued income in the above tables represents earnings due and payable to our investment portfolio at any point in time but not yet received.

12.	RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Standards Adopted in 2011

Effective January 1, 2011 the Company prospectively adopted ASU 2009-14, Software: Certain Revenue Arrangements That Include Software Elements. This update addresses revenue recognition in situations where products or services are sold along with incidental software components. The update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. This update did not have an impact on our financial statements.

Effective January 1, 2011 the Company prospectively adopted ASU 2009-13, Revenue Recognition: Multiple-Deliverable Revenue Arrangements. This update addresses the criteria for separating consideration in multiple-element arrangements. It requires companies allocating the overall consideration to each deliverable to use an estimated selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. The update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company’s adoption of this update did not have a material impact on our financial statements.

New Accounting Standards Yet to be Adopted

No significant new standards required to be adopted in 2011were noted.

13.	SUBSEQUENT EVENTS

On April 18, 2011, the Compensation Committee of the Board of Directors approved the grant of a total of 100,346 shares of restricted stock, effective April 18, 2011, to certain executive officers of the Company. Under the terms of the restricted stock award agreements with the executive officers, the shares of restricted stock are scheduled to vest in five equal annual installments commencing on the first anniversary of the date of grant, assuming that the recipient of the award continues to serve as an executive officer of the Company on each applicable vesting date. Under FASB Codification topic, Compensation – Stock Compensation, we estimate that this grant will result in compensation expense of approximately $523,010, net of taxes, in 2011.

On April 18, 2011, the Board of Directors, upon the recommendation of the Compensation Committee, adopted a short-term incentive program for 2011 for certain executive officers of the Company (the “2011 Incentive Program”). Under the 2011 Incentive Program, each executive officer of the Company, other than executive officers earning any commission-based compensation, have a short-term incentive cash bonus opportunity based on achievement of a specified level of financial performance, specifically the Company’s EBITDA (as defined in the 2011 Incentive Program) in 2011 (“2011 EBITDA”) compared to the Company’s EBITDA in 2010 (“2010 EBITDA”).

Participants in the 2011 Incentive Program will receive 100% of their target award if the Company’s 2011 EBITDA is 105% of 2010 EBITDA, 50% of the target award if the Company achieves a minimum threshold level of performance (2011 EBITDA reaching 55% of 2010 EBITDA), and a maximum of 150% of the target award for a maximum level of performance (2011 EBITDA equaling or exceeding 155% of 2010 EBITDA). No payments will be made for performance below the specified threshold amount. Payouts between the threshold and maximum will be calculated by the Compensation Committee using a straight-line interpolation, as described in the 2011 Incentive Program. The Compensation Committee may make adjustments to the terms and conditions of, and the criteria included in, awards under the 2011 Incentive Program in recognition of unusual or nonrecurring events affecting a participant or the Company, or the financial statements of the Company, or in certain other instances specified in the 2011 Incentive Program.

Awards pursuant to the 2011 Incentive Program will be paid solely in cash. In addition, awards pursuant to the 2011 Incentive Program are subject to recovery or adjustment by the Company in certain circumstances in which the operating results on which payment was based are restated or otherwise adjusted or in the event that a participant’s conduct is not in good faith and materially disrupts, damages, impairs, or interferes with the business of the Company.

The foregoing description of the 2011 Incentive Program does not purport to be complete and is qualified in its entirety by reference to the 2011 Incentive Program, a copy of which is attached as Exhibit 10.1 to the Form 8-K filed by the Company with the Securities and Exchange Commission on April 21, 2011.

On April 20, 2011, the Company announced a dividend for the second quarter of 2011 in the amount of $0.36 per share, payable on May 27, 2011, to stockholders of record as of the close of business on May 12, 2011.

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

Additional information concerning these and other factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission.

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

Our target market includes acute care community hospitals with 300 or fewer beds and small specialty hospitals. Hospitals having 100 or fewer acute care beds comprise approximately 94% of our customers. In addition to servicing small-to-medium-sized hospitals, we provide technology services to other related entities in the healthcare industry, such as nursing homes, home health agencies and physician clinics. From our initial hospital installation in 1981, we have grown to serve more than 650 hospital customers across 46 states and the District of Columbia.

Management Overview

We primarily seek revenue growth through sales of healthcare information technology systems and related services to existing and new customers within our historic target market. Our strategy has produced consistent revenue growth over the long-term, as reflected in five-and ten-year compounded annual growth rates in revenues of approximately 7.1% and 12.0%, respectively. Selling new and additional products and services back into our existing customer base is an important part of our future revenue growth. We believe that as our customer base grows, the demand for additional products and services, including business management services, will also continue to grow, supporting further increases in recurring revenues. We also expect to drive revenue growth from new product development that we may generate from our research and development activities.

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

Despite the recent economic recession, including the credit crisis, we have not experienced a decline in demand for our products and services. We experienced some slowing of customer payments during 2010, and expect this trend to continue at least through 2011 or until the economy shows significant signs of recovery.

American Recovery and Reinvestment Act of 2009

While the recent economic recession and credit crisis has impacted and could continue to impact the community hospitals that comprise our target market, we believe that the American Recovery and Reinvestment Act of 2009 (the “ARRA”) has increased and will continue to increase demand for healthcare information technology and will have a positive impact on our business prospects. The ARRA includes more than $19 billion in funding to aid healthcare organizations in modernizing their operations through the acquisition and wide-spread use of healthcare information technology. Included in the funding is approximately $17.2 billion in incentives through Medicare and Medicaid reimbursement systems to encourage and assist healthcare providers in adopting and using electronic health records (“EHRs”). These incentive payments began in February 2011 and are expected to last through 2015. If an eligible healthcare provider does not begin to demonstrate meaningful use of EHRs by 2015, then reimbursement under Medicare will begin to be reduced. Some of our hospital customers began receiving some of these incentive payments under the ARRA in February 2011.

We have been focused on ensuring that we take the necessary steps to meet the needs of community hospitals to help them gain access to the incentives made available under the ARRA. Primary among those steps was ensuring that our technology meets the ARRA’s EHR certification requirements. During 2010, both our hospital and medical practice EHR solutions were certified as a complete EHR by CCHIT®. Receiving this certification for both our hospital and ambulatory EHR products ensures that both hospitals and other healthcare providers using our EHR systems can attain “meaningful use” of EHRs and qualify for ARRA reimbursements. As a result of our obtaining this certification, the ARRA has had, and we believe will continue to have, a positive impact on our business and the businesses of the community hospitals that comprise our target market.

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

Results of Operations

In the three months ended March 31, 2011, we generated revenues of $40.4 million from the sale of our products and services, as compared to $31.5 million in the three months ended March 31, 2010, an increase of 28.0%. We installed our financial and patient accounting system in four new hospitals in the first three months of 2011 compared to five in the first three months of 2010. Our net income for the three months ended March 31, 2011 increased 84.0% from the first three months of 2010, while cash flow from operations increased 146.6%.

The following table sets forth certain items included in our results of operations for the three months ended March 31, 2011 and 2010, expressed as a percentage of our total revenues for these periods (dollar amounts in thousands):

	000000000	000000000	000000000	000000000
	Three Months Ended March 31,
	2011		2010
	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
System sales	$15,607	38.7%	$9,700	30.8%
Support and maintenance	16,162	40.0%	14,206	45.0%
Business management services	8,611	21.3%	7,635	24.2%

Total sales revenues	40,380	100.0%	31,541	100.0%
Costs of sales:
System sales	12,121	30.0%	9,467	30.0%
Support and maintenance	6,444	16.0%	5,530	17.5%
Business management services	4,679	11.6%	4,435	14.1%

Total costs of sales	23,244	57.6%	19,432	61.6%

Gross profit	17,136	42.4%	12,109	38.4%
Operating expenses:
Sales and marketing	2,925	7.2%	2,199	7.0%
General and administrative	5,720	14.2%	5,511	17.5%

Total operating expenses	8,645	21.4%	7,710	24.4%

Operating income	8,491	21.0%	4,399	13.9%
Other income:
Interest income	153	0.4%	172	0.5%

Total other income	153	0.4%	172	0.5%

Income before taxes	8,644	21.4%	4,571	14.5%
Income taxes	3,271	8.1%	1,651	5.2%

Net income	$5,373	13.3%	$2,920	9.3%

Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010

Revenues. Total revenues for the three months ended March 31, 2011 increased 28.0%, or $8.8 million, compared to the three months ended March 31, 2010. This was largely attributable to an increase in system sales of clinical applications to existing customers attempting to attain “meaningful use” of EHRs under the ARRA.

System sales revenues increased by 60.9%, or $5.9 million, for the comparative three month periods. We installed our core system at four new hospital clients in the first quarter of 2011 compared to five in the first quarter of 2010. Sales to existing customers accounted for 70.4% of our system sales revenue for the first quarter of 2011 compared to 66.9% for the first quarter of 2010.

Support and maintenance revenues increased by 13.8%, or $2.0 million, for the comparative three month periods. This increase was attributable to an increase in recurring revenues as a result of a larger customer base, an increase in support fees for add-on business sold to existing customers, and increases in support rates from contractually agreed upon Consumer Price Index (“CPI”) rate increases.

Business management services revenues increased by 12.8%, or $1.0 million, for the comparative three month periods. We experienced this increase in business management services revenues primarily as a result of growth in customer demand for private pay collection services. We were providing our full suite of business office management services to 29 customers at March 31, 2011, compared to 27 customers at March 31, 2010.

Costs of Sales. Total costs of sales increased by 19.6%, or $3.8 million, for the comparative three month periods. As a percentage of total revenues, costs of sales decreased approximately 400 basis points to 57.6% from 61.6%.

Costs of system sales increased by 28.0%, or $2.7 million, for the comparative three month periods. The increase in costs of system sales was due to an increase in payroll, cost of equipment, travel, and cost of third-party software relating to “add-on” system installations during the first three months of 2011 compared to the first three months of 2010. The gross margin on system sales increased to 22.3% in the first three months of 2011 from 2.4% in the first three months of 2010. As a percentage of system sales, cost of equipment decreased to 18.3% in the first three months of 2011 from 24.0% in the first three months of

2010, payroll and related expenses decreased to 38.2% in the first three months of 2011 from 52.6% in the first three months of 2010 as a result of higher utilization of employees, travel expense increased to 15.7% from 15.2% for the comparative three month periods due to higher airline costs; cost of software increased to 4.4% from 3.8% for the comparative three month periods due to additional third-party licenses in the first three months of 2011 to add functionality to our customers’ operating system environments. We believe that the margins on system sales should remain stable through at least the first half of 2011.

Cost of support and maintenance increased 16.5%, or $0.9 million, for the comparative three month periods. The gross margin on support and maintenance revenues decreased to 60.1% for the first three months of 2011 from 61.1% for the first three months of 2010. Quarter over quarter, the increase in the cost of support and maintenance was due to an increase in payroll and related costs of 17.0%, or $0.8 million, as the result of adding more employees to support our growing customer base.

Our costs associated with business management services increased 5.5%, or $0.2 million, for the comparative three month periods. The gross margin on business management services increased to 45.7% for the first three months of 2011 from 41.9% for the first three months of 2010 due to the realization of economies of scale of our existing business management staff across a larger customer base. Payroll and related expenses decreased $0.1 million for the comparative three month periods due to better utilization of employees. Occupancy costs increased $0.1 million for the comparative three month periods due to the opening of a new facility to house our business management service in June 2010. Postage costs increased $0.2 million for the comparative three month periods as a result of a postage rate increase in May 2010.

Sales and Marketing Expenses. Sales and marketing expenses increased 33.0%, or $0.7 million, for the comparative three month periods. The increase was attributable to increased sales commission expense.

General and Administrative Expenses. General and administrative expenses increased 3.8%, or $0.2 million, for the comparative three month periods due to higher utility costs. Bad debt expense decreased $0.2 million for the comparative three month periods due to successful collection of previously written off accounts.

As a result of the foregoing factors, income before taxes increased by 89.1%, or $4.1 million from the first three months of 2010.

Income Taxes. Our effective income tax rate for the three months ended March 31, 2011 and 2010 was 37.8% and 36.0%, respectively. We utilized research and development tax credits to lower our effective tax rate in the first three months of 2011 and 2010. We are unaware of any pending legislation that would affect our current income tax rate in 2011.

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of $9.9 million, compared to $4.9 million at March 31, 2010. Management believes that cash and investments plus cash generated from our normal operating activities should be adequate to fund our business through the remainder of 2011. Our principal source of liquidity has been cash provided by operating activities. Cash provided by operating activities has been used primarily to fund the growth in our business and return cash to shareholders in the form of dividends. We believe that paying dividends is an effective way of providing an investment return to our stockholders and a beneficial use of our cash. However, the declaration of dividends by CPSI is subject to the discretion of our Board of Directors. Our Board of Directors will continue to take into account such matters as general business conditions, our financial results and such other factors as our Board of Directors may deem relevant.

Net cash provided by operating activities for the three months ended March 31, 2011 was $14.3 million, compared to $5.8 million for the three months ended March 31, 2010. The increase was primarily due to higher net income and better collections of accounts receivable. Accounts receivable stabilized during the first quarter of 2011 from recent trends of slower customer payments, and we successfully recovered some bad debts during the quarter. We continue to experience an increase in requests by customers for payment terms and financing arrangements as a result of the challenging economic environment and availability of credit from third parties.

Net cash used in investing activities totaled $3.3 million for the three months ended March 31, 2011, compared to $1.3 million for the three months ended March 31, 2010. We used cash for the purchase of $0.3 million of property and equipment and for the purchase of investments of $3.0 million during the three months ended March 31, 2011. We move idle cash to our investment portfolio that we do not anticipate needing over within a one year time frame.

Net cash used in financing activities totaled $3.9 million for the three months ended March 31, 2011, compared to $3.9 million for the three months ended March 31, 2010. Net cash used in financing activities remained stable since our dividend rate and shares outstanding remained the same as in the same quarter of the prior year.

We currently do not have a bank line of credit or other credit facility in place. Because we have no debt, we are not subject to contractual restrictions or other influences on our operations, such as payment demands and restrictions on the use of operating funds that are typically associated with debt. If we borrow money in the future, we will likely be subject to operating and financial covenants that could limit our ability to operate as profitably as we have in the past. Defaults under applicable loan agreements could result in the demand by lenders for immediate payment of substantial funds and substantial restrictions on expenditures, among other things. Due to the recent economic recession and disruption in the capital markets, additional capital, if needed, may not be available on terms favorable to us, or at all.

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

The lease has an initial term of five years and continues from year to year thereafter until terminated. We are contingently liable as guarantor under the lease such that, if at any time prior to the termination of the lease, Solis Healthcare (i) enters into bankruptcy or (ii) defaults for more than 60 days in its payments or performance under the lease, we will be obligated to perform under the guaranty by making the required lease payments, including late fees and penalties. The guaranty runs for the entire term of the lease; however, the maximum potential amount of future payments that we would be required to make to Winthrop under the guaranty is $1,283,370, the amount outstanding under the lease at March 31, 2100, plus any fees and costs that Winthrop incurs in collecting amounts due under the lease (including attorney’s fees and costs). Due to the contingent nature of the guaranty, the maximum amount of the guaranty is not recorded on our balance sheet; however, when necessary, we record reserves to cover potential losses. A liability in the amount of $41,784, the amortized fair value of the guaranty, is recorded on our balance sheet as an other accrued liability at March 31, 2011. See Note 10 to the financial statements for additional information.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk relates primarily to the potential change in the value of our investment portfolio as a result of fluctuations in interest rates. The primary purpose of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk of loss. As of March 31, 2011, our investment portfolio consisted of a variety of financial instruments, including, but not limited to, money market securities, commercial paper and high quality government and corporate obligations. It is our intent to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We do not hold financial instruments for trading or other speculative purposes. The securities in our investment portfolio are classified as available-for-sale and, consequently, are recorded on our balance sheet at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

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

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of March 31, 2011.

	0000000000000	0000000000000
	Aggregate Fair Value	Weighted Average Interest Rate
Cash and Cash Equivalents:
Cash and cash equivalents	$9,943,329	0.00%

Short-Term Investments: (1)
Accrued Income	$101,561	0.00%
Money market funds	645,925	0.22%
U.S. Treasury Bills	369,916	0.00%
Obligations of the U.S. Treasury, U.S government corporations and agencies	3,263,688	2.15%
Corporate debt securities	1,285,106	4.55%

Total short-term investments	$5,666,196

Long-Term Investments: (2)
Obligations of the U.S. Treasury, U.S government corporations and agencies	$2,997,679	0.68%
Mortgage backed securities	116,125	5.00%
Corporate debt securities	7,654,824	4.06%

Total long-term investments	$10,768,628

(1)	Reflects instruments with a contractual maturity of less than one year.
(2)	Reflects instruments with a contractual maturity of one year or more.

As of March 31, 2011, the Company had no borrowings and, therefore, is not subject to interest rate risks related to debt instruments.

Item 4.	Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we are involved in routine litigation that arises in the ordinary course of business. We are not currently involved in any litigation that we believe could reasonably be expected to have a material adverse effect on our business, financial condition, or results of operations.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

COMPUTER PROGRAMS AND SYSTEMS, INC.

Date: May 6, 2011	By:	/s/ J. Boyd Douglas
J. Boyd Douglas
President and Chief Executive Officer

Date: May 6, 2011	By:	/s/ David A. Dye
David A. Dye
Chief Financial Officer

Exhibit Index

No.	Exhibit

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Bylaws (filed as Exhibit 3.6 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002