Form 10-Q
period 2011-06-30
COMPUTER PROGRAMS & SYSTEMS INC
filed 2011-08-08
CIK 1169445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011.

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

As of August 5, 2011, there were 11,063,220 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Form 10-Q

(For the three and six months ended June 30, 2011)

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,472,714	$2,939,839
Investments	16,483,962	13,401,923
Accounts receivable, net of allowance for doubtful accounts of $2,263,000 and $969,000, respectively	26,214,552	25,472,529
Financing receivables, current portion, net	3,298,616	3,114,201
Inventories	1,843,971	1,782,743
Deferred tax assets	2,695,168	2,244,299
Prepaid income taxes	—	102,250
Prepaid expenses	418,743	562,210

Total current assets	59,427,726	49,619,994
Property and equipment
Land	936,026	936,026
Maintenance equipment	4,434,438	4,248,439
Computer equipment	8,814,648	8,305,850
Leasehold improvements	3,110,140	3,068,854
Office furniture and equipment	2,946,819	2,858,967
Automobiles	190,542	158,042

	20,432,613	19,576,178
Less accumulated depreciation	(12,124,901)	(10,893,120)

Net property and equipment	8,307,712	8,683,058
Financing receivables, net of current portion, net	4,670,344	4,432,277

Total assets	$72,405,782	$62,735,329

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,331,546	$2,617,377
Deferred revenue	5,585,435	4,469,507
Accrued vacation	3,204,279	2,951,841
Income taxes payable	127,657	—
Other accrued liabilities	6,335,604	4,446,727

Total current liabilities	18,584,521	14,485,452
Deferred tax liabilities	1,597,835	1,785,854
Stockholders’ equity:
Common stock, par value $0.001 per share; 30,000,000 shares authorized; 11,063,220 and 10,962,874 shares issued and outstanding	11,063	10,963
Additional paid-in capital	30,943,929	30,549,149
Accumulated other comprehensive income	63,506	58,903
Retained earnings	21,204,928	15,845,008

Total stockholders’ equity	52,223,426	46,464,023

Total liabilities and stockholders’ equity	$72,405,782	$62,735,329

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Sales revenues:
System sales	$23,593,386	$14,866,987	$39,200,112	$24,567,121
Support and maintenance	16,205,796	14,468,055	32,367,819	28,674,357
Business management services	9,039,513	8,378,107	17,650,998	16,013,118

Total sales revenues	48,838,695	37,713,149	89,218,929	69,254,596
Costs of sales:
System sales	13,529,202	11,719,462	25,650,036	21,186,279
Support and maintenance	6,494,966	5,928,631	12,938,777	11,458,917
Business management services	4,657,545	4,380,225	9,337,294	8,815,147

Total costs of sales	24,681,713	22,028,318	47,926,107	41,460,343

Gross profit	24,156,982	15,684,831	41,292,822	27,794,253
Operating expenses:
Sales and marketing	3,866,204	2,804,440	6,791,233	5,003,500
General and administrative	7,651,899	6,066,531	13,371,472	11,577,520

Total operating expenses	11,518,103	8,870,971	20,162,705	16,581,020

Operating income	12,638,879	6,813,860	21,130,117	11,213,233
Other income:
Interest income	158,177	119,500	311,511	290,881

Total other income	158,177	119,500	311,511	290,881

Income before taxes	12,797,056	6,933,360	21,441,628	11,504,114
Income taxes	4,880,908	2,669,042	8,152,314	4,319,545

Net income	$7,916,148	$4,264,318	$13,289,314	$7,184,569

Net income per share - basic	$0.72	$0.39	$1.21	$0.66

Net income per share - diluted	$0.72	$0.39	$1.21	$0.66

Weighted average shares outstanding
Basic	11,044,474	10,962,874	11,003,899	10,962,874
Diluted	11,044,474	10,962,874	11,003,899	10,962,874
Dividends declared per share	$0.36	$0.36	$0.72	$0.72

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2010	10,962,874	$10,963	$30,549,149	$58,903	$15,845,008	$46,464,023
Net income	—	—	—	—	13,289,314	13,289,314
Unrealized gain on investments available for sale, net of tax	—	—	—	4,603	—	4,603
Issuance of restricted stock	100,346	100	(100)	—	—	—
Stock-based compensation	—	—	318,222	—	—	318,222
Income tax benefit from restricted stock	—	—	76,658	—	—	76,658
Dividends	—	—	—	—	(7,929,394)	(7,929,394)

Balance at June 30, 2011	11,063,220	$11,063	$30,943,929	$63,506	$21,204,928	$52,223,426

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30,
	2011	2010
Operating Activities
Net income	$13,289,314	$7,184,569
Adjustments to net income:
Provision for bad debt	1,648,245	170,710
Deferred taxes	(632,501)	(19,127)
Stock-based compensation	318,222	430,827
Income tax benefit from restricted stock	(76,658)	(8,355)
Depreciation	1,231,781	1,012,769
Changes in operating assets and liabilities:
Accounts receivable	(2,390,268)	(1,978,234)
Financing receivables	(422,482)	(330,726)
Inventories	(247,226)	(817,242)
Prepaid expenses	143,467	33,064
Accounts payable	714,169	(1,106,549)
Deferred revenue	1,115,928	1,382,357
Other liabilities	2,141,315	1,807,323
Income taxes	306,565	799,470

Net cash provided by operating activities	17,139,871	8,560,856
Investing Activities
Purchases of property and equipment	(670,437)	(3,264,598)
Purchases of investments	(3,083,823)	(116,690)

Net cash used in investing activities	(3,754,260)	(3,381,288)
Financing Activities
Income tax benefit from restricted stock	76,658	8,355
Dividends paid	(7,929,394)	(7,900,385)

Net cash used in financing activities	(7,852,736)	(7,892,030)

Increase (decrease) in cash and cash equivalents	5,532,875	(2,712,462)
Cash and cash equivalents at beginning of period	2,939,839	4,386,763

Cash and cash equivalents at end of period	$8,472,714	$1,674,301

Cash paid for interest	$—	$—
Cash paid for income taxes, net of refund	$8,423,327	$3,479,543
Reclassification of inventory to property and equipment	$185,998	$412,353

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

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

The Company’s revenue is generated from three sources:

•	the sale of information systems, which includes software, conversion and installation services, hardware, peripherals, forms and supplies;

•

the provision of system support services, which includes software application support, hardware maintenance, continuing education, “Software as a Service” products or “SaaS”, Internet service provider (“ISP”) products, and information technology management and professional services; and

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

•

Software licenses and installation and training – the selling price of software licenses and installation and training is based on management’s best estimate of selling price. In determining management’s best estimate of selling price, we consider the following: (1) competitor pricing, (2) market demand for products, (3) overall economic conditions, and (4) our pricing practices as it relates to discounts.

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

3.	OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following:

	June 30,	December 31,
	2011	2010
Salaries and benefits	$3,507,755	$2,380,523
Incentive plan	327,750	—
Commissions	1,036,606	630,143
Self-insurance reserves	520,500	585,600
Unrecognized tax benefit	733,190	697,723
Other	209,803	152,738

	$6,335,604	$4,446,727

4.	INVESTMENTS

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

Investments are comprised of the following at June 30, 2011:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short term investments (cash and accrued income)	$265,967	$—	$1	$265,966
Obligations of U.S. Treasury, U.S. government corporations and agencies	6,883,869	14,812	2,911	6,895,770
Mortgage backed securities	110,980	2,762	—	113,742
Corporate bonds	9,118,590	90,068	174	9,208,484

	$16,379,406	$107,642	$3,086	$16,483,962

Shown below are the amortized cost and estimated fair value of securities with fixed maturities at June 30, 2011, by contract maturity date. Actual maturities may differ from contractual maturities because issuers of certain securities retain early call or prepayment rights.

	Amortized	Fair
	Cost	Value
Due in 2011	$2,573,173	$2,576,856
Due in 2012	8,833,548	8,911,182
Due in 2013	4,129,643	4,151,014
Due in 2014	732,062	731,168
Due thereafter	110,980	113,742

	$16,379,406	$16,483,962

Investments were comprised of the following at December 31, 2010:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short term investments (cash and accrued income)	$521,346	$10	$—	$521,356
Obligations of U.S. Treasury, U.S. government corporations and agencies	5,212,786	13,819	1,066	5,225,539
Mortgaged backed securities	119,996	1,575	—	121,571
Corporate bonds	7,451,233	89,665	7,441	7,533,457

	$13,305,361	$105,069	$8,507	$13,401,923

5.	NET INCOME PER SHARE

The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. There were no dilutive shares for the three or six month periods ended June 30, 2011 or June 30, 2010.

6.	INCOME TAXES

The Company accounts for income taxes in accordance with FASB’s Codification topic, Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Deferred tax assets and liabilities are comprised of the following at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
Deferred tax assets:
Accounts receivable	$882,682	$468,806
Accrued vacation	1,249,669	1,151,218
Stock-based compensation	96,482	368,015
Accrued liabilities	518,013	325,122

Total deferred tax assets	$2,746,846	$2,313,161

Deferred tax liabilities:
Other comprehensive income	$40,781	$47,168
Depreciation	1,608,732	1,807,548

Total deferred tax liabilities	$1,649,513	$1,854,716

Significant components of the Company’s income tax provision in the Condensed Statements of Income for the six months ended June 30 are as follows:

	2011	2010
Current provision:
Federal	$7,201,071	$3,539,530
State	1,583,744	799,142
Deferred provision:
Federal	(567,629)	(17,165)
State	(64,872)	(1,962)

Total income tax provision	$8,152,314	$4,319,545

The difference between income taxes at the U. S. federal statutory income tax rate of 35% and those reported in the Condensed Statements of Income for the six months ended June 30 is as follows:

	2011	2010
Income taxes at U. S. Federal statutory rate	$7,504,570	$4,037,548
State income tax, net of federal tax effect	964,562	517,480
Tax credits and other	(316,818)	(235,483)

Total income tax provision	$8,152,314	$4,319,545

The Company had unrecognized tax benefits of $733,190 related to uncertain tax positions as of June 30, 2011 under the provisions of FASB Codification topic, Income Taxes, which is recorded in other accrued liabilities on the Condensed Balance Sheet. No accrued interest or penalties for such positions is recorded. The federal returns for the tax years 2004, 2005, and 2006 are currently under examination by the Internal Revenue Service, primarily in relation to research credits claimed on those returns by the Company. The federal returns for tax years 2007, 2008, 2009 and 2010 remain open to examination, and the tax years 2004 – 2010 remain open to other taxing jurisdictions to which the Company is subject.

7.	STOCK-BASED COMPENSATION AND EMPLOYEE INCENTIVE PROGRAMS

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

The following table shows total stock-based compensation expense for the three and six months ended June 30, 2011 and 2010, included in the Condensed Statements of Income:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Costs of sales	$93,277	$74,997	$118,276	$149,994
Operating expenses	154,113	125,835	199,946	280,833

Pre-tax stock-based compensation expense	247,390	200,832	318,222	430,827
Less: income tax effect	96,485	78,325	124,107	168,023

Net stock-based compensation expense	$150,905	$122,507	$194,115	$262,804

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

On April 18, 2011, the Compensation Committee of the Board of Directors approved the grant of a total of 100,346 shares of restricted stock, effective April 18, 2011, to certain executive officers of the Company. Under the terms of the restricted stock award agreements with the executive officers, the shares of restricted stock are scheduled to vest in five equal annual installments commencing on April 18, 2012 and each April 18 thereafter, assuming that the recipient of the award continues to serve as an executive officer of the Company on each applicable vesting date. Compensation expense for this grant will be recognized on a straight-line basis over five years.

A summary of activity under the 2005 Restricted Stock Plan during the six month periods ended June 30, 2011 and 2010 is as follows:

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
		Weighted-Average		Weighted-Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value
Nonvested stock outstanding at beginning of year	19,871	$42.77	52,920	$37.41
Granted	100,346	60.79	—	—
Forfeited	—	—	(9,883)	21.25
Vested	(19,871)	42.77	(23,166)	39.71

Nonvested stock outstanding at end of period	100,346	$60.79	19,871	$42.77

As of June 30, 2011, there was $5,852,643 of unrecognized compensation cost related to non-vested restricted stock granted under the 2005 Restricted Stock Plan.

2011 Incentive Program

On April 18, 2011, the Board of Directors, upon the recommendation of the Compensation Committee, adopted a short-term incentive program for 2011 for certain executive officers of the Company (the “2011 Incentive Program”). Under the 2011 Incentive Program, each executive officer of the Company, other than executive officers earning any commission-based compensation, has a short-term incentive cash bonus opportunity based on achievement of a specified level of financial performance, specifically the Company’s EBITDA (as defined in the 2011 Incentive Program) in 2011 (“2011 EBITDA”) compared to the Company’s EBITDA in 2010 (“2010 EBITDA”).

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

As of June 30, 2011, we had $327,750 in accrued compensation cost for this program based on year to date performance under this program.

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

The components of these lease receivables were as follows on June 30, 2011 and December 31, 2010:

	6/30/2011	12/31/2010
Total minimum lease payments receivable	$7,793,032	$7,504,094
Less allowance for losses	(254,535)	(233,396)
Less unearned income	(676,594)	(796,610)

Lease receivables	6,861,903	6,474,088
Less current portion	(2,191,559)	(2,041,811)

Amounts due after one year	$4,670,344	$4,432,277

Future minimum lease payments to be received subsequent to June 30, 2011 are as follows:

2011	$1,494,411
2012	2,475,780
2013	1,934,916
2014	1,115,095
2015	562,840
Thereafter	209,990

Total minimum lease payments to be received	7,793,032
Less unearned income	(676,594)

Net leases receivable	$7,116,438

Credit Quality of Financing Receivables and Allowance for Credit Losses

The following table is a rollforward of the allowance for financing credit losses for the quarter and year ended June 30, 2011 and December 31, 2010:

	Begining Balance	Provision	Charge-offs	Recoveries	Ending Balance
December 31, 2010	$—	$233,396	$—	$—	$233,396
June 30, 2011	$233,396	$21,139	$—	$—	$254,535

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

The Company has also sold information and patient care systems to certain healthcare providers under extended payment terms. These receivables, included in current portion of financing receivables, typically have terms from 3 to 12 months. Total amounts receivable under these arrangements at June 30, 2011 and December 31, 2010 were $1,107,057 and $1,072,390, respectively.

9.	COMPREHENSIVE INCOME

FASB Codification topic, Comprehensive Income, requires the disclosure of certain revenue, expenses, gains and losses that are excluded from net income in accordance with accounting principles generally accepted in the United States of America. Total comprehensive income for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income as reported	$7,916,148	$4,264,318	$13,289,314	$7,184,569
Other comprehensive income:
Unrealized loss on investments available for sale, net of taxes	151	(12,524)	4,603	(14,343)

Total comprehensive income	$7,916,299	$4,251,794	$13,293,917	$7,170,226

10.	COMMITMENTS AND CONTINGENCIES

As of June 30, 2011, the Company is contingently liable as guarantor on a lease obligation between Solis Healthcare, LP (“Solis Healthcare”), as lessee, and Winthrop Resources Corporation (“Winthrop”), as lessor. Solis Healthcare purchased a software system from the Company in the first quarter of 2008 and then entered into a sale-leaseback transaction with Winthrop. The Company provided this guarantee in order to facilitate Solis Healthcare in leasing the new system. The lease has an initial term of five years and continues from year to year thereafter until terminated. The Company is contingently liable as guarantor under the lease such that, if at any time prior to the termination of the lease, Solis Healthcare (i) enters into bankruptcy or (ii) defaults for more than 60 days in its payments or performance under the lease, the Company will be obligated to perform under the guaranty by making the required lease payments, including late fees and penalties. The guarantee runs for the entire term of the lease; however, the maximum potential amount of future payments that the Company would be required to make to Winthrop under the guaranty is $1,166,700, the balance of the lease payments as of June 30, 2011, plus any fees and costs that Winthrop incurs in collecting amounts due under the lease (including attorney fees and costs). Due to the contingent nature of the guaranty, the maximum amount of the guaranty is not recorded on the balance sheet; however, when necessary, reserves are recorded to cover potential losses. A liability in the amount of $27,943, the amortized fair value of the guaranty, is recorded on the balance sheet as an other accrued liability at June 30, 2011. As of June 30, 2011, we were not aware of any conditions that would effect the payment or performance risk of the lease obligation.

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. Management does not expect this to have a material adverse effect on the Company’s financial position or results of operations or liquidity.

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

The fair values of the Company’s available-for-sale securities are based on matrix pricing for the periods ended June 30, 2011 and December 31, 2010, which basically treats all fixed income securities that derive price from yield and other market factors as Level 2. We generally apply fair value techniques on a non-recurring basis associated with (1) valuing potential impairment loss related to financing receivables accounted for pursuant to Codification topic, Leases, and (2) valuing potential impairment loss related to long-lived assets accounted for pursuant to Codification topic, Property, Plant and Equipment.

The following tables summarize the carrying amounts and fair values of certain assets and liabilities at June 30, 2011 and December 31, 2010:

		Fair Value at Reporting Date Using
	6/30/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Available-for-sale securities
Short-term investments (cash and accrued income)	$265,967	$—	$265,967	$—
Mortgage-backed securities	113,742	—	113,742	—
Obligations of U.S. Treasury, U.S. government corporations and agencies	6,895,770	—	6,895,770	—
Corporate bonds	9,208,483	—	9,208,483	—

Total available-for-sale securities	$16,483,962	$—	$16,483,962	$—

		Fair Value at Reporting Date Using
	12/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Available-for-sale securities
Short-term investments (cash and accrued income)	$521,356	$—	$521,356	$—
Mortgage-backed securities	121,571	—	121,571	—
Obligations of U.S. Treasury, U.S. government corporations and agencies	5,225,539	—	5,225,539	—
Corporate bonds	7,533,457	—	7,533,457	—

Total available-for-sale securities	$13,401,923	$—	$13,401,923	$—

Accrued income in the above tables represents earnings due and payable to our investment portfolio at any point in time but not yet received.

The carrying amount of other financial instruments reported in the balance sheet for current assets and current liabilities approximate their fair values because of the short-term nature of these instruments.

12.	RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Standards Adopted in 2011

Effective January 1, 2011, the Company prospectively adopted ASU 2009-14, Software: Certain Revenue Arrangements That Include Software Elements. This update addresses revenue recognition in situations where products or services are sold along with incidental software components. The update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. This update did not have an impact on our financial statements.

Effective January 1, 2011, the Company prospectively adopted ASU 2009-13, Revenue Recognition: Multiple-Deliverable Revenue Arrangements. This update addresses the criteria for separating consideration in multiple-element arrangements. It requires companies allocating the overall consideration to each deliverable to use an estimated selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. The update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company’s adoption of this update did not have a material impact on our financial statements.

New Accounting Standards Yet to be Adopted

There are no new standards required to be adopted in 2011 that will have a material impact on our financial statements.

13.	SUBSEQUENT EVENTS

On July 25, 2011, the Company announced a dividend for the second quarter of 2011 in the amount of $0.36 per share, payable on August 26, 2011, to stockholders of record as of the close of business on August 11, 2011.

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

Our target market includes acute care community hospitals with 300 or fewer beds and small specialty hospitals. Hospitals having 100 or fewer acute care beds comprise approximately 94% of our customers. In addition to servicing small-to-medium-sized hospitals, we provide technology services to other related entities in the healthcare industry, such as nursing homes, home health agencies and physician clinics. From our initial hospital installation in 1981, we have grown to serve more than 650 hospital customers across 45 states and the District of Columbia.

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

As a result of the recent economic recession and credit crisis, hospitals have experienced reduced availability of third party credit and an overall reduction in their investment portfolios. In addition, healthcare organizations with a large dependency on Medicare and Medicaid populations, such as community-based hospitals, have been impacted by the challenging financial condition of the Federal government and many state governments and government programs. Accordingly, we recognize that prospective hospital customers often do not have the necessary capital to make investments in information technology. Additionally, in response to these challenges, hospitals have become more selective regarding where they invest capital, resulting in a focus on strategic spending that generates a return on their investment. Despite the current economic environment, we believe healthcare information technology is often viewed as more strategic to hospitals than other possible purchases because the technology offers the possibility of a quick return on investment. Information technology also plays an important role in healthcare by improving safety and efficiency and reducing cost. Additionally, we believe most hospitals recognize that they must invest in healthcare information technology to meet current and future regulatory, compliance and government reimbursement requirements.

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

Despite the recent economic recession, including the credit crisis, we have not experienced a decline in demand for our products and services. We experienced some slowing of customer payments during 2010 and the first half of 2011, and expect this trend to continue at least through the remainder of 2011 or until the economy shows significant signs of recovery.

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

We have been focused on ensuring that we take the necessary steps to meet the needs of community hospitals to help them gain access to the incentives made available under the ARRA. Primary among those steps was ensuring that our technology meets the ARRA’s EHR certification requirements. During 2010, both our hospital and medical practice EHR solutions were certified as a complete EHR by CCHIT®. Receiving this certification for both our hospital and medical practice EHR products ensures that both hospitals and other healthcare providers using our EHR systems can attain “meaningful use” of EHRs and qualify for ARRA reimbursements. As a result of our obtaining this certification, the ARRA has had, and we believe will continue to have, a positive impact on our business and the businesses of the community hospitals that comprise our target market.

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

Deficit Reduction

President Obama signed legislation on August 2, 2011, the Budget Control Act of 2011, to increase the U.S. debt ceiling. This legislation imposes significant cuts in federal spending over the next decade and involves a second increase to the debt limit pending further deficit reduction by a bipartisan Congressional committee later this year. This committee could propose cuts to, and restructuring of, entitlement programs such as Medicare and aid to states for Medicaid programs. Our hospital customers rely heavily on Medicare and Medicaid programs to fund their operations. Any cuts to these programs could negatively affect the business of our customers and our business.

Results of Operations

In the six months ended June 30, 2011, we generated revenues of $89.2 million from the sale of our products and services, as compared to $69.3 million in the six months ended June 30, 2010, an increase of 28.8%. We installed our financial and patient accounting system in 11 new hospitals in the first six months of 2011 compared to 21 in the first six months of 2010. Our net income for the six months ended June 30, 2011 increased 84.3% from the first six months of 2010, while cash flow from operations increased 98.2%.

The following table sets forth certain items included in our results of operations for three and six months ended June 30, 2011 and 2010, expressed as a percentage of our total revenues for these periods (dollar amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
System sales	$23,593	48.3%	$14,867	39.4%	$39,200	43.9%	$24,567	35.5%
Support and maintenance	16,206	33.2%	14,468	38.4%	32,368	36.3%	28,674	41.4%
Business management services	9,040	18.5%	8,378	22.2%	17,651	19.8%	16,013	23.1%

Total sales revenues	48,839	100.0%	37,713	100.0%	89,219	100.0%	69,254	100.0%
Costs of sales:
System sales	13,529	27.7%	11,719	31.1%	25,650	28.7%	21,186	30.6%
Support and maintenance	6,495	13.3%	5,929	15.7%	12,939	14.5%	11,459	16.5%
Business management services	4,658	9.5%	4,380	11.6%	9,337	10.5%	8,815	12.7%

Total costs of sales	24,682	50.5%	22,028	58.4%	47,926	53.7%	41,460	59.8%

Gross profit	24,157	49.5%	15,685	41.6%	41,293	46.3%	27,794	40.1%
Operating expenses:
Sales and marketing	3,866	7.9%	2,804	7.4%	6,791	7.6%	5,003	7.2%
General and administrative	7,652	15.7%	6,067	16.1%	13,372	15.0%	11,578	16.7%

Total operating expenses	11,518	23.6%	8,871	23.5%	20,163	22.6%	16,581	23.9%

Operating income	12,639	25.9%	6,814	18.1%	21,130	23.7%	11,213	16.2%
Other income:
Interest income	158	0.3%	119	0.3%	311	0.3%	291	0.4%

Total other income	158	0.3%	119	0.3%	311	0.3%	291	0.4%

Income before taxes	12,797	26.2%	6,933	18.4%	21,441	24.0%	11,504	16.6%
Income taxes	4,881	10.0%	2,669	7.1%	8,152	9.1%	4,320	6.2%

Net income	$7,916	16.2%	$4,264	11.3%	$13,289	14.9%	$7,184	10.4%

Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010

Revenues. Total revenues for the three months ended June 30, 2011 increased 29.5%, or $11.1 million, compared to the three months ended June 30, 2010. This was largely attributable to an increase in system sales of clinical applications to existing customers attempting to attain “meaningful use” of EHRs under the ARRA.

System sales revenues increased by 58.7%, or $8.7 million, for the comparative three month periods. We installed our core system at 7 new hospital clients in the second quarter of 2011 compared to 16 in the second quarter of 2010. Sales to existing customers accounted for 64.2% of our system sales revenue for the second quarter of 2011 compared to 64.1% for the first quarter of 2010. New hospital clients installing our core system are also installing our full suite of clinical applications as well in order to meet “meaningful use” under the ARRA, resulting in increased new client revenues on fewer installations for new customers.

Support and maintenance revenues increased by 12.0%, or $1.7 million, for the comparative three month periods. This increase was attributable to an increase in recurring revenues as a result of a larger customer base, an increase in support fees for add-on business sold to existing customers, and increases in support rates from contractually agreed upon Consumer Price Index (“CPI”) rate increases.

Business management services revenues increased by 7.9%, or $0.7 million, for the comparative three month periods. We experienced this increase in business management services revenues primarily as a result of growth in customer demand for private pay collection services. We were providing our full suite of business management services to 29 customers at June 30, 2011, compared to 27 customers at June 30, 2010.

Costs of Sales. Total costs of sales increased by 12.0%, or $2.7 million, for the comparative three month periods. As a percentage of total revenues, costs of sales decreased approximately 790 basis points to 50.5% from 58.4%.

Costs of system sales increased by 15.4%, or $1.8 million, for the comparative three month periods. The increase in costs of system sales was due to an increase in travel, payroll and related costs and cost of third-party software relating to “add-on” system installations during the three months ended June 30, 2011 compared to the three month period ended June 30, 2010. The gross margin on system sales increased to 42.7% for the three month period ended June 30, 2011 from 21.2% in the three month period ended June 30, 2010. As a percentage of system sales, cost of equipment decreased to 11.0% in the three month period ended June 30, 2011 from 20.6% in the three month period ended June 30, 2010, payroll and related expenses decreased to 26.4% in the three month period ended June 30, 2011 from 35.4% in the three month period ended June 30, 2010 as a result of higher utilization of employees, travel expense decreased to 14.1% from 18.8% for the comparative three month periods due to increased company utilization of frequent flier programs, and cost of software increased to 5.2% from 3.1% for the comparative three month periods due to additional third-party licenses in the three month period ended June 30, 2011 to add functionality to our customers’ operating system environments.

Cost of support and maintenance increased 9.5%, or $0.6 million, for the comparative three month periods. The gross margin on support and maintenance revenues increased to 59.9% for the three month period ended June 30, 2011 from 59.0% for the three month period ended June 30, 2010. Quarter over quarter, the increase in the cost of support and maintenance was due to an increase in payroll and related costs of 14.4%, or $0.7 million, as the result of adding more employees to support our growing customer base.

Our costs associated with business management services increased 6.3%, or $0.3 million, for the comparative three month periods. The gross margin on business management services increased to 48.5% for the three month period ended June 30, 2011 from 47.7% for the three month period ended June 30, 2010 due to the realization of economies of scale of our existing business management staff across a larger customer base. Payroll and related expenses increased $0.1 million for the comparative three month periods. Occupancy costs increased $0.1 million for the comparative three month periods due to the opening of a new facility to house our business management services in June 2010.

Sales and Marketing Expenses. Sales and marketing expenses increased 37.9%, or $1.1 million, for the comparative three month periods. The increase was attributable to increased sales commission expense as a result of increased +sales.

General and Administrative Expenses. General and administrative expenses increased 26.1%, or $1.6 million, for the comparative three month periods due to increased bad debt expense. Bad debt expense increased $1.6 million for the comparative three month periods due to several customers declaring bankruptcy during the quarter as well as increased reserves for specific customers with which we have experienced collection problems. Payroll and related costs also increased by 24.9%, or $0.3 million, for the comparative three month periods due to accrued costs for the new incentive bonus plan. This increase was offset by a 16.3%, or $0.3 million, decrease in health insurance expense due to better claims experience in our self-insured program.

As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses remained flat at 23.5% for the three month periods ended June 30, 2011 and 2010.

As a result of the foregoing factors, income before taxes increased by 84.6%, or $5.9 million, from the first three months of 2010.

Income Taxes. Our effective income tax rate for the three months ended June 30, 2011 and 2010 was 38.1% and 38.5%, respectively. We utilized research and development tax credits to lower our effective tax rate in 2011 and 2010. We are unaware of any pending legislation that would affect our current income tax rate for the remainder of 2011.

Net Income. Net income for the three months ended June 30, 2011 increased by 85.8%, or $3.7 million, to $7.9 million, or $0.72 per diluted share, as compared with net income of $4.3 million, or $0.39 per diluted share, for the three months ended June 30, 2010. Net income represented 16.2% of revenue for the three months ended June 30, 2011, as compared to 11.3% of revenue for the three months ended June 30, 2010.

Six Months Ended June 30, 2011 Compared with Six Months Ended June 30, 2010

Revenues. Total revenues for the six months ended June 30, 2011 increased by 28.8%, or $20.0 million, compared to the six months ended June 30, 2010.

System sales revenues increased by 59.6%, or $14.6 million, for the comparative six month periods. This was comprised of a 73.2%, or $8.5 million, increase in software sales, a 24.3%, or $1.8 million, increase in equipment sales, and a 76.3%, or $4.3 million, increase in installation and training related fees, for the comparative six month periods. System sales should remain at increased levels from the prior year for the remainder of 2011. Sales to existing customers accounted for 67.7% of system sales revenue for the first six months of 2011 as compared to 65.4% for the first six months of 2010.

Support and maintenance revenues increased by 12.9%, or $3.7 million, for the comparative six month periods. This increase was attributable to an increase in recurring revenues as a result of a larger customer base and increased sales of add-on business to existing customers.

Business management services revenues increased by 10.2%, or $1.6 million, for the comparative six month periods. We experienced an increase in business management services revenues as a result of continued growth in existing customer demand for insurance follow-up and private pay collection services.

Costs of Sales. Total costs of sales increased by 15.6%, or $6.5 million, for the comparative six month periods. As a percentage of total revenues, costs of sales decreased 620 basis points to 53.7% from 59.9%.

Cost of system sales increased by 21.1%, or $4.5 million, for the comparative six month periods. Payroll and related costs increased by 17.6%, or $1.8 million, due to the addition of new personnel. Travel and related costs increased by 35.4%, or $1.5 million, due to the increased number of new and add-on system installations. Gross margin on system sales increased to 34.6% in the first six months of 2011 compared to 13.8% in the first six months of 2010. We believe that the margins on system sales should remain stable through at least the second half of 2011. As a percentage of system sales, cost of equipment decreased to 13.9% for the six month period ended June 30, 2011 from 23.8% for the six month period ended June 30, 2010, payroll and related expenses decreased to 31.1% in the six month period ended June 30, 2011 from 42.2% for the six month period ended June 30, 2010 as a result of higher utilization of employees, travel expenses decreased to 14.7% from 17.4% for the comparative six month periods, and cost of software increased to 4.9% from 3.3% for the comparative six month periods due to additional third-party software license fees to add functionality to our customers’ operating system environments.

Cost of support and maintenance increased by 12.9%, or $1.5 million, for the comparative six month periods. The gross margin on support and maintenance revenues remained flat at 60.0% for the six month periods ended June 30, 2011 and 2010.

Our costs associated with business management services increased by 5.9%, or $0.5 million, for the comparative six month periods. This increase was caused by an increase in occupancy costs associated with the new facility opened in June 2010 to house our business management services group.

Sales and Marketing Expenses. Sales and marketing expenses increased 35.7%, or $1.8 million, for the comparative six month periods due to increased commission expense due to increased add-on system sales.

General and Administrative Expenses. General and administrative expenses increased by 15.5%, or $1.8 million, for the comparative six month periods. This increase was attributable to a $1.5 million increase in bad debt expense due to several customers declaring bankruptcy in the second quarter of 2011 and additional reserves for specific customers with payment issues.

As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses declined to 22.6% for the six months ended June 30, 2011 compared to 23.9% for six months ended June 30, 2010.

Income Taxes. Our effective income tax rate for the six months ended June 30, 2011 and 2010 was 38.0% and 37.6%, respectively. We utilized research and development tax credits to lower our effective tax rate in 2011 and 2010. We are unaware of any pending legislation that would affect our current income tax rate for the remainder of 2011.

Net Income. Net income for the six months ended June 30, 2011 increased by 85.0%, or $6.1 million, to $13.3 million, or $1.21 per diluted share, as compared with net income of $7.2 million, or $0.66 per diluted share, for the six months ended June 30, 2010. Net income represented 14.9% of revenue for the six months ended June 30, 2011, as compared to 10.4% of revenue for the six months ended June 30, 2010.

Liquidity and Capital Resources

As of June 30, 2011, we had cash and cash equivalents of $8.5 million, compared to $1.7 million at June 30, 2010. Management believes that cash and investments plus cash generated from our normal operating activities should be adequate to fund our business through the remainder of 2012. Our principal source of liquidity has been cash provided by operating activities. Cash provided by operating activities has been used primarily to fund the growth in our business and return cash to shareholders in the form of dividends. We believe that paying dividends is an effective way of providing an investment return to our stockholders and a beneficial use of our cash. However, the declaration of dividends by CPSI is subject to the discretion of our Board of Directors. Our Board of Directors will continue to take into account such matters as general business conditions, our financial results and such other factors as our Board of Directors may deem relevant.

Net cash provided by operating activities for the six months ended June 30, 2011 was $17.1 million, compared to $8.6 million for the six months ended June 30, 2010. The increase was primarily due to higher net income. Accounts receivable stabilized during the first quarter of 2011 from recent trends of slower customer payments, however several customers did experience bankruptcies in the second quarter of 2011. We continue to experience an increase in requests by customers for payment terms and financing arrangements as a result of the challenging economic environment and availability of credit from third parties.

Net cash used in investing activities totaled $3.8 million for the six months ended June 30, 2011, compared to $3.4 million for the six months ended June 30, 2010. We used cash for the purchase of $0.7 million of property and equipment and for the purchase of investments of $3.1 million during the six months ended June 30, 2011. We move idle cash to our investment portfolio that we do not anticipate needing within a one-year time frame.

Net cash used in financing activities totaled $7.9 million for each of the six months ended June 30, 2011 and June 30, 2010. Net cash used in financing activities remained stable since our dividend rate remained the same as in the same quarter of the prior year.

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

The lease has an initial term of five years and continues from year to year thereafter until terminated. We are contingently liable as guarantor under the lease such that, if at any time prior to the termination of the lease, Solis Healthcare (i) enters into bankruptcy or (ii) defaults for more than 60 days in its payments or performance under the lease, we will be obligated to perform under the guaranty by making the required lease payments, including late fees and penalties. The guaranty runs for the entire term of the lease; however, the maximum potential amount of future payments that we would be required to make to Winthrop under the guaranty is $1,166,700, the amount outstanding under the lease at June 30, 2011, plus any fees and costs that Winthrop incurs in collecting amounts due under the lease (including attorney fees and costs). Due to the contingent nature of the guaranty, the maximum amount of the guaranty is not recorded on our balance sheet; however, when necessary, we record reserves to cover potential losses. A liability in the amount of $27,943, the amortized fair value of the guaranty, is recorded on our balance sheet as an other accrued liability at June 30, 2011. See Note 10 to the financial statements for additional information.

Critical Accounting Policies

Our Management Discussion and Analysis is based upon our Condensed Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make subjective or complex judgements that may affect the reported financial condition and results of operations. We base our estimates on historical experience and other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgements about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We continually evaluate the information used to make these estimates as our business and the economic environment changes.

In our Annual Report on Form 10-K for the year ended December 31, 2010, we identified our critical accounting polices related to cash and cash equivalents, investments, income taxes, accounts receivable and allowance for doubtful accounts, inventories, property and equipment, deferred revenue, revenue recognition, stock based compensation, research and development costs, advertising, and shipping and handling costs. There have been no significant changes to these critical accounting policies for the three or six months ended June 30, 2010.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk relates primarily to the potential change in the value of our investment portfolio as a result of fluctuations in interest rates. The primary purpose of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk of loss. As of June 30, 2011, our investment portfolio consisted of a variety of financial instruments, primarily including, but not limited to, money market securities and high quality government and corporate obligations. It is our intent to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We do not hold financial instruments for trading or other speculative purposes. The securities in our investment portfolio are classified as available-for-sale and, consequently, are recorded on our balance sheet at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

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

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of June 30, 2011.

	Aggregate Fair Value	Weighted Average Interest Rate
Short-Term Investments: (1)
Accrued Income	$119,924	0.00%
Money market funds	126,044	0.01%
U.S. Treasury Bills	19,999	0.00%
Obligations of the U.S. Treasury, U.S government corporations and agencies	3,704,510	1.82%
Corporate debt securities	3,191,260	4.23%

Total short-term investments	$7,161,737

Long-Term Investments: (2)
Obligations of the U.S. Treasury, U.S government corporations and agencies	$4,083,689	0.99%
Mortgage backed securities	113,742	5.00%
Corporate debt securities	5,124,794	1.43%

Total long-term investments	$9,322,225

(1)	Reflects instruments with a contractual maturity of less than one year.
(2)	Reflects instruments with a contractual maturity of one year or more.

As of June 30, 2011, the Company had no borrowings and, therefore, is not subject to interest rate risks related to debt instruments.

Item 4.	Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Reserved

Not applicable.

Item 5.	Other Information.

None

Item 6.	Exhibits.

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Bylaws (filed as Exhibit 3.6 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

10.1	2011 Incentive Program (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated April 21, 2011, and incorporated herein by reference)

10.2	Separation Agreement between CPSI and CPSI’s former Chief Operating Officer

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Form 10-Q for the period ended June 30, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Date: August 8, 2011	By:	/s/ J. BOYD DOUGLAS
J. Boyd Douglas
President and Chief Executive Officer

Date: August 8, 2011	By:	/s/ DAVID A. DYE
David A. Dye
Chief Financial Officer

Exhibit Index

No.	Exhibit

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Bylaws (filed as Exhibit 3.6 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

10.1	2011 Incentive Program (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated April 21, 2011, and incorporated herein by reference)

10.2	Separation Agreement between CPSI and CPSI’s former Chief Operating Officer

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Form 10-Q for the period ended June 30, 2011