Form 10-Q
period 2011-09-30
COMPUTER PROGRAMS & SYSTEMS INC
filed 2011-11-09
CIK 1169445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011.

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

As of November 8, 2011, there were 11,063,220 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Form 10-Q

(For the three and nine months ended September 30, 2011)

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,159,832	$2,939,839
Investments	16,444,611	13,401,923
Accounts receivable, net of allowance for doubtful accounts of $1,829,768 and $969,000, respectively	21,233,702	25,472,529
Financing receivables, current portion	4,323,960	3,114,201
Inventories	2,007,987	1,782,743
Deferred tax assets	2,749,789	2,244,299
Prepaid income taxes	1,255,635	102,250
Prepaid expenses	490,424	562,210

Total current assets	59,665,940	49,619,994
Property and equipment
Land	936,026	936,026
Maintenance equipment	4,512,216	4,248,439
Computer equipment	9,119,322	8,305,850
Leasehold improvement	3,129,447	3,068,854
Office furniture and equipment	2,959,160	2,858,967
Automobiles	190,541	158,042

	20,846,712	19,576,178
Less accumulated depreciation	(12,660,712)	(10,893,120)

Net property and equipment	8,186,000	8,683,058
Financing receivables, net of current portion	4,346,753	4,432,277

Total assets	$72,198,693	$62,735,329

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,647,472	$2,617,377
Deferred revenue	4,960,602	4,469,507
Accrued vacation	3,345,186	2,951,841
Other accrued liabilities	5,514,306	4,446,727

Total current liabilities	16,467,566	14,485,452
Deferred tax liabilities	1,235,390	1,785,854
Stockholders’ equity:
Common stock, par value $0.001 per share; 30,000,000 shares authorized; 11,063,220 and 10,962,874 shares issued and outstanding	11,063	10,963
Additional paid-in capital	31,263,018	30,549,149
Accumulated other comprehensive income	10,382	58,903
Retained earnings	23,211,274	15,845,008

Total stockholders’ equity	54,495,737	46,464,023

Total liabilities and stockholders’ equity	$72,198,693	$62,735,329

See accompanying notes

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Sales revenues:
System sales	$15,998,737	$17,481,708	$55,198,849	$42,048,829
Support and maintenance	17,195,600	14,980,612	49,563,420	43,654,969
Business management services	8,850,996	8,450,902	26,501,993	24,464,020

Total sales revenues	42,045,333	40,913,222	131,264,262	110,167,818
Costs of sales:
System sales	10,845,521	12,591,304	36,495,557	33,777,583
Support and maintenance	6,811,164	6,160,444	19,749,941	17,619,361
Business management services	4,911,989	5,104,340	14,249,282	13,919,487

Total costs of sales	22,568,674	23,856,088	70,494,780	65,316,431

Gross profit	19,476,659	17,057,134	60,769,482	44,851,387
Operating expenses:
Sales and marketing	3,581,073	3,311,060	10,372,305	8,314,560
General and administrative	6,257,648	6,067,938	19,629,121	17,645,458

Total operating expenses	9,838,721	9,378,998	30,001,426	25,960,018

Operating income	9,637,938	7,678,136	30,768,056	18,891,369
Other income:
Interest income	181,009	221,955	492,520	512,836
Total other income	181,009	221,955	492,520	512,836

Income before taxes	9,818,947	7,900,091	31,260,576	19,404,205
Income taxes	3,829,842	3,011,622	11,982,156	7,331,167

Net income	$5,989,105	$4,888,469	$19,278,420	$12,073,038

Net income per share - basic	$0.54	$0.45	$1.75	$1.10

Net income per share - diluted	$0.54	$0.45	$1.75	$1.10

Weighted average shares outstanding
Basic	11,063,220	10,962,874	11,023,890	10,962,874
Diluted	11,063,220	10,962,874	11,023,890	10,962,874
Dividends declared per share	$0.36	$0.36	$1.08	$1.08

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2010	10,962,874	$10,963	$30,549,149	$58,903	$15,845,008	$46,464,023
Net income	—	—	—	—	19,278,420	19,278,420
Unrealized loss on investments available for sale, net of tax	—	—	—	(48,521)	—	(48,521)
Issuance of restricted stock	100,346	100	(100)	—	—	—
Stock-based compensation	—	—	623,223	—	—	623,223
Income tax benefit from restricted stock	—	—	90,746	—	—	90,746
Dividends	—	—	—	—	(11,912,154)	(11,912,154)

Balance at September 30, 2011	11,063,220	$11,063	$31,263,018	$10,382	$23,211,274	$54,495,737

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
	2011	2010
Operating Activities
Net income	$19,278,420	$12,073,038
Adjustments to net income:
Provision for bad debt	1,669,533	406,408
Deferred taxes	(995,898)	(278,779)
Stock-based compensation	623,223	643,324
Income tax benefit from restricted stock	(90,746)	(11,145)
Depreciation	1,767,592	1,510,858
Changes in operating assets and liabilities:
Accounts receivable	3,076,274	(5,652,830)
Financing receivables	(1,631,215)	(100,731)
Inventories	(489,021)	(215,308)
Prepaid expenses	71,786	(138,958)
Accounts payable	30,095	1,428,995
Deferred revenue	491,095	623,189
Other liabilities	1,460,924	1,807,731
Income taxes payable	(1,062,639)	1,799,778

Net cash provided by operating activities	24,199,423	13,895,570
Investing Activities
Purchases of property and equipment	(1,006,757)	(4,569,902)
Purchases of investments	(3,151,265)	(188,348)

Net cash used in investing activities	(4,158,022)	(4,758,250)
Financing Activities
Income tax benefit from restricted stock	90,746	11,145
Dividends paid	(11,912,154)	(11,847,020)

Net cash used in financing activities	(11,821,408)	(11,835,875)

Increase (decrease) in cash and cash equivalents	8,219,993	(2,698,555)
Cash and cash equivalents at beginning of period	2,939,839	4,386,763

Cash and cash equivalents at end of period	$11,159,832	$1,688,208

Cash paid for interest	$—	$—
Cash paid for income taxes, net of refund	$14,006,222	$5,751,143
Reclassification of inventory to property and equipment	$263,777	$325,671

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

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

•

Software licenses and installation and training – we apply the residual method as prescribed by section 985-605 of the Codification. The difference between the total consideration allocated to the software related elements and the fair value of the support and maintenance revenue is allocated to the software licenses and installation and training services. The method of recognizing revenue for the perpetual license for the modules included in the arrangement and related installation and training services is on a module by module basis. As the installation and training for each specific module is completed, revenue is recognized for that module. System installations are generally completed in 3 to 4 weeks.

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

Business Management Services

Business management services consist of electronic billing services, statement processing services, accounts receivable management services, payroll processing, contract management and insurance services. While business management service arrangements are contracts separate from the system sale and support and support and maintenance contracts, these contracts are sometimes executed within a short time frame of each other. When this occurs, we follow the same allocation methodology discussed above under System Sales and Support and Maintenance and consider these services to be software elements as our software is essential to the functionality of the business management services. The selling price of these services is based on VSOE of fair value by reference to the rate our customers renew as well as the rate at which the services are sold to customers when the business management services agreement is not executed within a short time frame. Our business management service pricing is consistent for all customers. Because the pricing is transaction based (per unit pricing), customers are billed and revenue is recognized as services are performed based on transaction levels.

3.	OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following:

	September 30, 2011	December 31, 2010
Salaries and benefits	$2,803,802	$2,380,523
Incentive plan	491,625	—
Commissions	494,949	630,143
Self-insurance reserves	750,700	585,600
Unrecognized tax benefit	713,613	697,723
Other	259,617	152,738

	$5,514,306	$4,446,727

4.	INVESTMENTS

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

Investments are comprised of the following at September 30, 2011:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short term investments (cash and accrued income)	$157,719	$—	$—	$157,719
Obligations of U.S. Treasury, U.S. government corporations and agencies	6,950,403	12,460	2,118	6,960,745
Mortgage backed securities	102,598	2,794	—	105,392
Corporate bonds	9,216,871	45,336	41,452	9,220,755

	$16,427,591	$60,590	$43,570	$16,444,611

Shown below are the amortized cost and estimated fair value of securities with fixed maturities at September 30, 2011, by contract maturity date. Actual maturities may differ from contractual maturities because issuers of certain securities retain early call or prepayment rights.

	Amortized	Fair
	Cost	Value
Due in 2011	$1,155,386	$1,155,242
Due in 2012	8,485,413	8,528,955
Due in 2013	4,116,699	4,102,396
Due in 2014	2,567,496	2,552,627
Due thereafter	102,597	105,391

	$16,427,591	$16,444,611

Investments were comprised of the following at December 31, 2010:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short term investments (cash and accrued income)	$521,346	$10	$—	$521,356
Obligations of U.S. Treasury, U.S. government corporations and agencies	5,212,786	13,819	1,066	5,225,539
Mortgaged backed securities	119,996	1,575	—	121,571
Corporate bonds	7,451,233	89,665	7,441	7,533,457

	$13,305,361	$105,069	$8,507	$13,401,923

5.	NET INCOME PER SHARE

The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. There were no dilutive shares for the three or nine month periods ended September 30, 2011 or September 30, 2010.

6.	INCOME TAXES

The Company accounts for income taxes in accordance with FASB’s Codification topic, Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Deferred tax assets and liabilities are comprised of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Deferred tax assets:
Accounts receivable	$713,610	$468,806
Accrued vacation	1,304,623	1,151,218
Stock-based compensation	215,432	368,015
Other comprehensive income	12,888	—
Accrued liabilities	750,404	325,122

Total deferred tax assets	$2,996,957	$2,313,161

Deferred tax liabilities:
Other comprehensive income	$—	$47,168
Depreciation	1,482,558	1,807,548

Total deferred tax liabilities	$1,482,558	$1,854,716

Significant components of the Company’s income tax provision in the Condensed Statements of Income for the nine months ended September 30 are as follows:

	2011	2010
Current provision:
Federal	$10,650,114	$6,231,706
State	2,327,940	1,378,240
Deferred provision:
Federal	(893,755)	(250,186)
State	(102,143)	(28,593)

Total income tax provision	$11,982,156	$7,331,167

The difference between income taxes at the U. S. federal statutory income tax rate of 35% and those reported in the Condensed Statements of Income for the nine months ended September 30 is as follows:

	2011	2010
Income taxes at U. S. Federal statutory rate	$10,941,202	$6,787,972
State income tax, net of federal tax effect	1,411,018	867,264
Tax credits and other	(370,064)	(324,069)

Total income tax provision	$11,982,156	$7,331,167

The Company had unrecognized tax benefits of $713,613 related to uncertain tax positions as of September 30, 2011 under the provisions of FASB Codification topic, Income Taxes, which is recorded in other accrued liabilities on the Condensed Balance Sheet. No accrued interest or penalties for such positions is recorded. The federal returns for the tax years 2004, 2005, and 2006 are currently under examination by the Internal Revenue Service, primarily in relation to research credits claimed on those returns by the Company. The federal returns for tax years 2007, 2008, 2009 and 2010 remain open to examination, and the tax years 2005 – 2010 remain open to other taxing jurisdictions to which the Company is subject.

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

The following table shows total stock-based compensation expense for the three and nine months ended September 30, 2011 and 2010, included in the Condensed Statements of Income:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Costs of sales	$114,999	$74,997	$233,275	$224,991
Operating expenses	190,002	137,499	389,948	418,333

Pre-tax stock-based compensation expense	305,001	212,496	623,223	643,324
Less: income tax effect	118,950	82,873	243,057	250,896

Net stock-based compensation expense	$186,051	$129,623	$380,166	$392,428

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

On January 23, 2008, the Compensation Committee of the Board of Directors approved the grant of 16,471 shares of restricted stock to the Company’s then Vice President – Finance and Chief Financial Officer. The grant date fair value was $21.25 per share. The restricted stock award provided for vesting in five equal annual installments commencing on January 30, 2009, and each January 30 thereafter, assuming that the recipient of the award continued to be an executive officer of the Company on each applicable vesting date. On June 30, 2010, 9,883 shares of unvested restricted stock in this award were forfeited, cancelled and returned to the authorized and unissued shares of the Company as a result of the termination of employment of this individual on such date.

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

A summary of activity under the 2005 Restricted Stock Plan during the nine month periods ended September 30, 2011 and 2010 is as follows:

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock outstanding at beginning of year	19,871	$42.77	52,920	$37.41
Granted	100,346	60.79	—	—
Forfeited	—	—	(9,883)	21.25
Vested	(19,871)	42.77	(23,166)	39.71

Nonvested stock outstanding at end of period	100,346	$60.79	19,871	$42.77

As of September 30, 2011, there was $5,547,642 of unrecognized compensation cost related to non-vested restricted stock granted under the 2005 Restricted Stock Plan.

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

As of September 30, 2011, we had $491,625 in accrued compensation cost for this program based on year to date performance under this program.

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

The components of these lease receivables were as follows on September 30, 2011 and December 31, 2010:

	9/30/2011	12/31/2010
Total minimum lease payments receivable	$9,119,933	$7,504,094
Less allowance for losses	(454,816)	(233,396)
Less unearned income	(825,554)	(796,610)

Lease receivables	7,839,563	6,474,088
Less current portion	(3,492,810)	(2,041,811)

Amounts due after one year	$4,346,753	$4,432,277

Future minimum lease payments to be received subsequent to September 30, 2011 are as follows:

2011	$1,057,607
2012	3,609,292
2013	2,454,259
2014	1,052,961
2015	758,005
Thereafter	187,809

Total minimum lease payments to be received	9,119,933
Less allowance for losses	(454,816)
Less unearned income	(825,554)

Net leases receivable	$7,839,563

Credit Quality of Financing Receivables and Allowance for Credit Losses

The following table is a roll-forward of the allowance for financing credit losses for the period ended September 30, 2011 and year ended December 31, 2010:

	Begining Balance	Provision	Charge-offs	Recoveries	Ending Balance
December 31, 2010	$—	$233,396	$—	$—	$233,396
September 30, 2011	$233,396	$506,980	$(285,560)	$—	$454,816

The Company established an initial allowance for financing receivable credit losses during 2010 upon adoption of ASU 2010-20. This allowance is calculated utilizing the same methodology as the Company’s allowance for doubtful accounts for accounts receivable, as the risk profile of both receivables is considered similar and based on historical charge-off experience. The Company has been relatively successful collecting its financing receivables and considers the credit quality of such arrangements to be good, especially as the underlying assets act as collateral for the receivable.

The Company has also sold information and patient care systems to certain healthcare providers under extended payment terms. These receivables, included in current portion of financing receivables, typically have terms from 3 to 12 months. Total amounts receivable under these arrangements at September 30, 2011 and December 31, 2010 were $831,150 and $1,072,390, respectively.

9.	COMPREHENSIVE INCOME

FASB Codification topic, Comprehensive Income, requires the disclosure of certain revenue, expenses, gains and losses that are excluded from net income in accordance with accounting principles generally accepted in the United States of America. Total comprehensive income for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income as reported	$5,989,105	$4,888,469	$19,278,420	$12,073,038
Other comprehensive income:
Unrealized loss on investments available for sale, net of taxes	(53,124)	(62)	(48,521)	(14,405)

Total comprehensive income	$5,935,981	$4,888,407	$19,229,899	$12,058,633

10.	COMMITMENTS AND CONTINGENCIES

As of September 30, 2011, the Company is contingently liable as guarantor on a lease obligation between Solis Healthcare, LP (“Solis Healthcare”), as lessee, and Winthrop Resources Corporation (“Winthrop”), as lessor. Solis Healthcare purchased a software system from the Company in the first quarter of 2008 and then entered into a sale-leaseback transaction with Winthrop. The Company provided this guarantee in order to facilitate Solis Healthcare in leasing the new system. The lease has an initial term of five years and continues from year to year thereafter until terminated. The Company is contingently liable as guarantor under the lease such that, if at any time prior to the termination of the lease, Solis Healthcare (i) enters into bankruptcy or (ii) defaults for more than 60 days in its payments or performance under the lease, the Company will be obligated to perform under the guaranty by making the required lease payments, including late fees and penalties. The guarantee runs for the entire term of the lease; however, the maximum potential amount of future payments that the Company would be required to make to Winthrop under the guaranty is $1,050,030, the balance of the lease payments as of September 30, 2011, plus any fees and costs that Winthrop incurs in collecting amounts due under the lease (including attorney fees and costs). Due to the contingent nature of the guaranty, the maximum amount of the guaranty is not recorded on the balance sheet; however, when necessary, reserves are recorded to cover potential losses. A liability in the amount of $27,943, the amortized fair value of the guaranty, is recorded on the balance sheet as an other accrued liability at September 30, 2011. As of September 30, 2011, we were not aware of any conditions that would effect the payment or performance risk of the lease obligation.

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

The fair values of the Company’s available-for-sale securities are based on matrix pricing for the periods ended September 30, 2011 and December 31, 2010, which basically treats all fixed income securities that derive price from yield and other market factors as Level 2. We generally apply fair value techniques on a non-recurring basis associated with (1) valuing potential impairment loss related to financing receivables accounted for pursuant to Codification topic, Leases, and (2) valuing potential impairment loss related to long-lived assets accounted for pursuant to Codification topic, Property, Plant and Equipment.

The following tables summarize the carrying amounts and fair values of certain assets and liabilities at September 30, 2011 and December 31, 2010:

		Fair Value at Reporting Date Using
	9/30/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Available-for-sale securities
Short-term investments (cash and accrued income)	$157,719	$—	$157,719	$—
Mortgage-backed securities	105,392	—	105,392	—
Obligations of U.S. Treasury, U.S. government corporations and agencies	6,960,745	—	6,960,745	—
Corporate bonds	9,220,755	—	9,220,755	—

Total available-for-sale securites	$16,444,611	$—	$16,444,611	$—

		Fair Value at Reporting Date Using
	12/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Available-for-sale securities
Short-term investments (cash and accrued income)	$521,356	$—	$521,356	$—
Mortgage-backed securities	121,571	—	121,571	—
Obligations of U.S. Treasury, U.S. government corporations and agencies	5,225,539	—	5,225,539	—
Corporate bonds	7,533,457	—	7,533,457	—

Total available-for-sale securites	$13,401,923	$—	$13,401,923	$—

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

On October 24, 2011, the Company announced a dividend for the third quarter of 2011 in the amount of $0.36 per share, payable on November 25, 2011, to stockholders of record as of the close of business on November 10, 2011.

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

Health Care Reform

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, collectively referred to as the “Healthcare Legislation.” This sweeping legislation implements changes to the healthcare and health insurance industries over the next several years through 2015, with the ultimate goal of requiring substantially all U.S. citizens and legal residents to have qualifying health insurance coverage by 2014 and providing the means by which it will be made available to them. We anticipate that the Healthcare Legislation will have little direct impact on our internal operation but may have a significant impact on the business of our hospital customers. We have not been able to determine at this point whether the impact will be positive, negative or neutral; however, it is likely that the Healthcare Legislation will affect hospitals differently depending upon the populations they service. Community hospitals typically service higher uninsured populations than larger urban hospitals and rely more heavily on Medicare and Medicaid for reimbursement. It remains to be seen whether the increase in the insured populations for community hospitals, as well as the increase in Medicare and Medicaid reimbursements under ARRA for hospitals that implement EHR technology, will be enough to offset proposed cuts in Medicare and Medicaid reimbursements contained in the Healthcare Legislation. There have been several judicial challenges to the current Healthcare Legislation which have been upheld by the federal courts and it is unclear what the ultimate outcome of these challenges will have on the legislation as a whole.

We believe healthcare initiatives and challenges will continue during the foreseeable future. If adopted, some aspects of previously proposed reforms, such as further reductions in Medicare and Medicaid payments, could adversely affect the businesses of our customers and thereby harm our business.

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

Results of Operations

In the nine months ended September 30, 2011, we generated revenues of $131.3 million from the sale of our products and services, as compared to $110.2 million in the nine months ended September 30, 2010, an increase of 19.1%. We installed our financial and patient accounting system in 16 new hospitals in the first nine months of 2011 compared to 34 in the first nine months of 2010. Our net income for the nine months ended September 30, 2011 increased 59.7% from the first nine months of 2010, while cash flow from operations increased 74.2%.

As mentioned above, our operations have been significantly affected by the ARRA. “Meaningful use” of EHR under the ARRA refers to a set of 15 criteria that medical providers must meet in order to prove that they are using their EHR as an effective tool in their practice, plus 10 additional a la carte menu items, of which the medical provider must demonstrate it is using five. In total, each provider must satisfy 20 meaningful use criteria to qualify for stimulus payments under the ARRA during the first stage of the EHR incentive program.

Meaningful use is measured in three stages over five years. Each stage represents a level of adoption of EHR. To qualify for stimulus payments for each stage, the provider is required to report compliance for a consecutive 90-day period during the calendar year. The dollar amount of stimulus payments during stage one of EHR incentive program is scheduled to begin decreasing in 2013. Due to the deadlines associated with the 90-day compliance requirement, our results have become and will remain uneven during the term of the ARRA program, with system sales relating to ARRA likely being higher in the first two quarters of our fiscal year and lower in the last two quarters of our fiscal year.

The following table sets forth certain items included in our results of operations for three and nine months ended September 30, 2011 and 2010, expressed as a percentage of our total revenues for these periods (dollar amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
System sales	$15,999	38.1%	$17,482	42.7%	$55,199	42.0%	$42,049	38.2%
Support and maintenance	17,195	40.9%	14,980	36.6%	49,563	37.8%	43,655	39.6%
Business management services	8,851	21.0%	8,451	20.7%	26,502	20.2%	24,464	22.2%

Total sales revenues	42,045	100.0%	40,913	100.0%	131,264	100.0%	110,168	100.0%
Costs of sales:
System sales	10,845	25.8%	12,591	30.8%	36,496	27.8%	33,778	30.7%
Support and maintenance	6,811	16.2%	6,161	15.1%	19,750	15.0%	17,619	16.0%
Business management services	4,912	11.7%	5,104	12.5%	14,249	10.9%	13,919	12.6%

Total costs of sales	22,568	53.7%	23,856	58.3%	70,495	53.7%	65,316	59.3%

Gross profit	19,477	46.3%	17,057	41.7%	60,769	46.3%	44,852	40.7%
Operating expenses:
Sales and marketing	3,581	8.5%	3,311	8.1%	10,372	7.9%	8,315	7.5%
General and administrative	6,258	14.9%	6,068	14.8%	19,629	15.0%	17,645	16.0%

Total operating expenses	9,839	23.4%	9,379	22.9%	30,001	22.9%	25,960	23.6%

Operating income	9,638	22.9%	7,678	18.8%	30,768	23.4%	18,892	17.1%
Other income:
Interest income	181	0.4%	222	0.5%	493	0.4%	512	0.5%

Total other income	181	0.4%	222	0.5%	493	0.4%	512	0.5%

Income before taxes	9,819	23.3%	7,900	19.3%	31,261	23.8%	19,404	17.6%
Income taxes	3,830	9.1%	3,012	7.4%	11,982	9.1%	7,331	6.7%

Net income	$5,989	14.2%	$4,888	11.9%	$19,279	14.7%	$12,073	11.0%

Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010

Revenues. Total revenues for the three months ended September 30, 2011 increased 2.8%, or $1.1 million, compared to the three months ended September 30, 2010. This was largely attributable to an increase in support and maintenance revenues due to a larger customer base and increased applications within that customer base requiring support and maintenance services.

System sales revenues decreased by 8.5%, or $1.5 million, for the comparative three month periods. We installed our core system at 5 new hospital clients in the third quarter of 2011 compared to 13 in the third quarter of 2010. Sales to existing customers accounted for 74.9% of our system sales revenue for the third quarter of 2011 compared to 57.4% for the third quarter of 2010. System sales decreased in the third quarter of 2011 compared to 2010 as many hospitals that will not meet the stage 1 compliance for meaningful use of electronic health records in 2011 have deferred their implementations to meet the stage 1 compliance in 2012. As a result, we anticipate that system sales revenue will remain flat for the fourth quarter of 2011 in relation to the third quarter of 2011.

Support and maintenance revenues increased by 14.8%, or $2.2 million, for the comparative three month periods. This increase was attributable to an increase in recurring revenues as a result of a larger customer base, an increase in support fees for add-on business sold to existing customers, and increases in support rates from contractually agreed upon Consumer Price Index (“CPI”) rate increases. Support service fees increased by 13.1%, or $1.7 million, for the comparative three month periods. Software as a service, hosting and other fees increased by 8.3%, or $0.2 million, for the comparative three month periods. IT managed service fees, which is a new service offering in 2011, were $0.3 million for the three months ended September 30, 2011.

Business management services revenues increased by 4.7%, or $0.4 million, for the comparative three month periods. We experienced this increase in business management services revenues primarily as a result of growth in customer demand for account receivable management services. We were providing our full suite of business management services to 32 customers at September 30, 2011, compared to 29 customers at September 30, 2010.

Costs of Sales. Total costs of sales decreased by 5.4%, or $1.3 million, for the comparative three month periods. As a percentage of total revenues, costs of sales decreased approximately 460 basis points to 53.7% from 58.3%.

Costs of system sales decreased by 13.9%, or $1.7 million, for the comparative three month periods. The decrease in costs of system sales was due to a $1.6 million decrease in cost of equipment and a $0.6 million decrease in travel and related costs due to decreased system installations during the three months ended September 30, 2011 compared to the three month period ended September 30, 2010. This decrease was partially offset by a $0.5 million increase in payroll and related costs. The gross margin on system sales increased to 32.2% for the three month period ended September 30, 2011 from 28.0% in the three month period ended September 30, 2010. As a percentage of system sales, cost of equipment decreased to 9.8% in the three month period ended September 30, 2011 from 18.4% in the three month period ended September 30, 2010. Payroll and related expenses increased to 37.7% in the three month period ended September 30, 2011 from 31.5% in the three month period ended September 30, 2010 due to the fixed nature of payroll costs, travel expense decreased to 15.5% from 18.08% for the comparative three month periods due to increased company utilization of frequent flier programs. Cost of software increased to 3.8% from 3.4% for the comparative three month periods due to additional third-party licenses in the three month period ended September 30, 2011 to add functionality to our customers’ operating system environments.

Cost of support and maintenance increased 10.6%, or $0.7 million, for the comparative three month periods. The gross margin on support and maintenance revenues increased to 60.4% for the three month period ended September 30, 2011 from 58.9% for the three month period ended September 30, 2010 due to better utilization of support employees. Quarter over quarter, the increase in the cost of support and maintenance was due to an increase in payroll and related costs of 15.4%, or $0.8 million, as the result of adding more employees to support our growing customer base.

Our costs associated with business management services decreased 3.8%, or $0.2 million, for the comparative three month periods due primarily to a decrease in postage costs. The gross margin on business management services increased to 44.5% for the three month period ended September 30, 2011 from 39.6% for the three month period ended September 30, 2010 due to the realization of economies of scale of our existing business management staff across a larger customer base. Payroll and related expenses remained flat for the comparative three month periods.

Sales and Marketing Expenses. Sales and marketing expenses increased 8.2%, or $0.3 million, for the comparative three month periods. The increase was attributable to increased payroll and related expense as a result of additional personnel.

General and Administrative Expenses. General and administrative expenses increased 3.1%, or $0.2 million, for the comparative three month periods due to increased group health insurance costs of $0.4 million, or 28.8%. Bad debt expense decreased $0.2 million for the comparative three month periods due to successful collections on delinquent customers.

As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses increased to 23.4% for the three month period ended September 30, 2011 compared to 22.9% for the three month period ended September 30, 2010.

As a result of the foregoing factors, income before taxes increased by 24.3%, or $1.9 million, from the three months ended September 30, 2010.

Income Taxes. Our effective income tax rate for the three months ended September 30, 2011 and 2010 was 39.0% and 38.1%, respectively. We utilized research and development tax credits to lower our effective tax rate in 2011 and 2010. We are unaware of any pending legislation that would affect our current income tax rate for the remainder of 2011.

Net Income. Net income for the three months ended September 30, 2011 increased by 22.5%, or $1.1 million, to $6.0 million, or $0.54 per diluted share, as compared with net income of $4.9 million, or $0.45 per diluted share, for the three months ended September 30, 2010. Net income represented 14.2% of revenue for the three months ended September 30, 2011, as compared to 11.9% of revenue for the three months ended September 30, 2010.

Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010

Revenues. Total revenues for the nine months ended September 30, 2011 increased by 19.1%, or $21.1 million, compared to the nine months ended September 30, 2010.

System sales revenues increased by 31.3%, or $13.2 million, for the comparative nine month periods. This was comprised of a 44.0%, or $8.9 million, increase in software sales, a 6.0%, or $0.7 million, increase in equipment sales, and a 41.2%, or $3.7 million, increase in installation and training related fees, for the comparative nine month periods. Sales to existing customers accounted for 71.8% of system sales revenue for the first nine months of 2011 as compared to 62.2% for the first nine months of 2010. Sales increases were largely attributable to incentives offered under the ARRA.

Support and maintenance revenues increased by 13.5%, or $5.9 million, for the comparative nine month periods. This increase was attributable to an increase in recurring revenues as a result of a larger customer base and increased sales of add-on business to existing customers.

Business management services revenues increased by 8.3%, or $2.0 million, for the comparative nine month periods. We experienced an increase in business management services revenues as a result of continued growth in existing customer demand for insurance follow-up and private pay collection services.

Costs of Sales. Total costs of sales increased by 7.9%, or $5.2 million, for the comparative nine month periods. As a percentage of total revenues, costs of sales decreased 560 basis points to 53.7% from 59.3%. Cost decreases are the result of very little discounting of EHR applications being sold due to high demand.

Cost of system sales increased by 8.0%, or $2.7 million, for the comparative nine month periods. Payroll and related costs increased by 14.8%, or $2.4 million, due to the addition of new personnel. Travel and related costs increased by 12.1%, or $0.9 million, due to the increased number of add-on system installations. Gross margin on system sales increased to 33.9% in the first nine months of 2011 compared to 19.7% in the first nine months of 2010 due to high margin of EHR applications being sold. We believe that the margins on system sales should remain stable through the remainder of 2011. As a percentage of system sales, cost of equipment decreased to 12.7% for the nine month period ended September 30, 2011 from 20.4% for the nine month period ended September 30, 2010. Payroll and related expenses decreased to 33.0% in the nine month period ended September 30, 2011 from 37.7% for the nine month period ended September 30, 2010 as a result of higher utilization of employees. Travel expenses decreased to 14.9% from 17.5% for the comparative nine month periods, and cost of software increased to 4.6% from 3.4% for the comparative nine month periods due to additional third-party software license fees to add functionality to our customers’ operating system environments.

Cost of support and maintenance increased by 12.1%, or $2.1 million, for the comparative nine month periods due to additional personnel. The gross margin on support and maintenance revenues remained flat at 60.2% for the nine month period ended September 30, 2011 compared to 59.6% for the nine months ended September 30, 2010.

Our costs associated with business management services increased by 2.4%, or $0.3 million, for the comparative nine month periods. This increase was caused by an increase in occupancy costs associated with the new facility opened in June 2010 to house our business management services group.

Sales and Marketing Expenses. Sales and marketing expenses increased 24.7%, or $2.1 million, for the comparative nine month periods due to increased commission expense on increased add-on system sales and increased salaries due to additional personnel.

General and Administrative Expenses. General and administrative expenses increased by 11.2%, or $2.0 million, for the comparative nine month periods. This increase was attributable to a $1.3 million increase in bad debt expense due to increased customer bankruptcies in 2011 and our analysis of current market conditions.

As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses declined to 22.9% for the nine months ended September 30, 2011 compared to 23.6% for the nine months ended September 30, 2010.

Income Taxes. Our effective income tax rate for the nine months ended September 30, 2011 and 2010 was 38.3% and 37.8%, respectively. We utilized research and development tax credits to lower our effective tax rate in 2011 and 2010. We are unaware of any pending legislation that would affect our current income tax rate for the remainder of 2011.

Net Income. Net income for the nine months ended September 30, 2011 increased by 59.7%, or $7.2 million, to $19.3 million, or $1.75 per diluted share, as compared with net income of $12.1 million, or $1.10 per diluted share, for the nine months ended September 30, 2010. Net income represented 14.7% of revenue for the nine months ended September 30, 2011, as compared to 11.0% of revenue for the nine months ended September 30, 2010.

Liquidity and Capital Resources

As of September 30, 2011, we had cash and cash equivalents of $11.2 million, compared to $1.7 million at September 30, 2010. Management believes that cash and investments plus cash generated from our normal operating activities should be adequate to fund our business through the remainder of 2011. Our principal source of liquidity has been cash provided by operating activities. Cash provided by operating activities has been used primarily to fund the growth in our business and return cash to shareholders in the form of dividends. We believe that paying dividends is an effective way of providing an investment return to our stockholders and a beneficial use of our cash. However, the declaration of dividends by CPSI is subject to the discretion of our Board of Directors. Our Board of Directors will continue to take into account such matters as general business conditions, our financial results and such other factors as our Board of Directors may deem relevant.

Net cash provided by operating activities for the nine months ended September 30, 2011 was $24.2 million, compared to $13.9 million for the nine months ended September 30, 2010. The increase was primarily due to higher net income. Accounts receivable stabilized during the first quarter of 2011 from recent trends of slower customer payments, however we have experienced an increase in customer bankruptcies in 2011. We continue to experience an increase in requests by customers for payment terms and financing arrangements as a result of the challenging economic environment and limited availability of credit from third parties. Although we will provide capital lease financing arrangements to our customers, we prefer and encourage customers to use a software-as-a-service operating lease arrangements in lieu of capital financing lease arrangements.

Net cash used in investing activities totaled $4.2 million for the nine months ended September 30, 2011, compared to $4.8 million for the nine months ended September 30, 2010. We used cash for the purchase of $1.0 million of property and equipment and for the purchase of investments of $3.2 million during the nine months ended September 30, 2011. We move idle cash to our investment portfolio that we do not anticipate needing within a one-year time frame.

Net cash used in financing activities totaled $11.8 million for each of the nine months ended September 30, 2011 and September 30, 2010. Net cash used in financing activities remained stable since our dividend rate remained the same as in the same nine-month period of the prior year.

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

The lease has an initial term of five years and continues from year to year thereafter until terminated. We are contingently liable as guarantor under the lease such that, if at any time prior to the termination of the lease, Solis Healthcare (i) enters into bankruptcy or (ii) defaults for more than 60 days in its payments or performance under the lease, we will be obligated to perform under the guaranty by making the required lease payments, including late fees and penalties. The guaranty runs for the entire term of the lease; however, the maximum potential amount of future payments that we would be required to make to Winthrop under the guaranty is $1,050,030, the amount outstanding under the lease at September 30, 2011, plus any fees and costs that Winthrop incurs in collecting amounts due under the lease (including attorney fees and costs). Due to the contingent nature of the guaranty, the maximum amount of the guaranty is not recorded on our balance sheet; however, when necessary, we record reserves to cover potential losses. A liability in the amount of $27,943, the amortized fair value of the guaranty, is recorded on our balance sheet as an other accrued liability at September 30, 2011. See Note 10 to the financial statements for additional information.

The Company also has other lease rights and obligations that it accounts for as operating leases that may be reclassified as balance sheet arrangements under accounting pronouncements currently being considered by the FASB.

Critical Accounting Policies

Our Management Discussion and Analysis is based upon our Condensed Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make subjective or complex judgments that may affect the reported financial condition and results of operations. We base our estimates on historical experience and other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We continually evaluate the information used to make these estimates as our business and the economic environment changes.

In our Annual Report on Form 10-K for the year ended December 31, 2010, we identified our critical accounting polices related to cash and cash equivalents, investments, income taxes, accounts receivable and allowance for doubtful accounts, inventories, property and equipment, deferred revenue, revenue recognition, stock based compensation, research and development costs, advertising, and shipping and handling costs. There have been no significant changes to these critical accounting policies for the three or nine months ended September 30, 2011.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk relates primarily to the potential change in the value of our investment portfolio as a result of fluctuations in interest rates. The primary purpose of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk of loss. As of September 30, 2011, our investment portfolio consisted of a variety of financial instruments, primarily including, but not limited to, money market securities and high quality government and corporate obligations. It is our intent to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We do not hold financial instruments for trading or other speculative purposes. The securities in our investment portfolio are classified as available-for-sale and, consequently, are recorded on our balance sheet at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

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

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of September 30, 2011.

	Aggregate Fair Value	Weighted Average Interest Rate
Short-Term Investments: (1)
Accrued Income	$96,892	0.00%
Money market funds	60,827	0.12%
Obligations of the U.S. Treasury, U.S government corporations and agencies	4,139,363	1.31%
Corporate debt securities	3,689,388	4.64%

Total short-term investments	$7,986,470

Long-Term Investments: (2)
Obligations of the U.S. Treasury, U.S government corporations and agencies	$2,821,382	1.38%
Mortgage backed securities	105,392	2.00%
Corporate debt securities	5,531,367	3.49%

Total long-term investments	$8,458,141

(1)	Reflects instruments with a contractual maturity of less than one year.
(2)	Reflects instruments with a contractual maturity of one year or more.

As of September 30, 2011, the Company had no borrowings and, therefore, is not subject to interest rate risks related to debt instruments.

Item 4.	Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Reserved

Not applicable.

Item 5.	Other Information.

None

Item 6.	Exhibits.

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Bylaws (filed as Exhibit 3.6 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and Incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Form 10-Q for the period ended September 30, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Date: November 9, 2011	By:	/s/ J. BOYD DOUGLAS
J. Boyd Douglas
President and Chief Executive Officer

Date: November 9, 2011	By:	/s/ DAVID A. DYE
David A. Dye
Chief Financial Officer

Exhibit Index

No.	Exhibit

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Bylaws (filed as Exhibit 3.6 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and Incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Form 10-Q for the period ended September 30, 2011