Form 10-K
period 2011-12-31
COMPUTER PROGRAMS & SYSTEMS INC
filed 2012-03-12
CIK 1169445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant at June 30, 2011 was $658,281,189.

As of March 9, 2012 the registrant had outstanding 11,063,220 shares of its common stock.

DOCUMENTS INCORPORATED BY REFERENCE IN THIS FORM 10-K:

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2012 are incorporated by reference into Part III of this report.

*	Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2012 are incorporated by reference in Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified generally by the use of forward-looking terminology and words such as “expects,” “anticipates,” “estimates,” “believes,” “predicts,” “intends,” “plans,” “potential,” “may,” “continue,” “should,” “will” and words of comparable meaning. Without limiting the generality of the preceding statement, all statements in this Annual Report relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and future financial results are forward-looking statements. We caution investors that any such forward-looking statements are only predictions and are not guarantees of future performance. Certain risks, uncertainties and other factors may cause actual results to differ materially from those projected in the forward-looking statements. Such factors may include:

•	overall business and economic conditions affecting the healthcare industry;

•	the potential effects of the federal health care reform legislation enacted in 2010, and implementing regulations, on the businesses of our hospital customers;

•	the funding uncertainties associated with and potential expenditures required by the American Recovery and Reinvestment Act of 2009 in connection with the adoption of electronic health records;

•	saturation of our target market and hospital consolidations;

•	changes in customer purchasing priorities, capital expenditures and demand for information technology systems;

•	competition with companies that have greater financial, technical and marketing resources than we have;

•	failure to develop new technology and products in response to market demands;

•	failure of our products to function properly resulting in claims for medical losses;

•	government regulation of our products and customers, including changes in healthcare policy affecting Medicare reimbursement rates;

•	government regulation of the healthcare and health insurance industries;

•	changes in accounting principles generally accepted in the United States of America;

•	unpredictability of our quarterly operating results which may cause us to fail to meet earnings expectations, causing our common stock price to fluctuate or decline;

•	breaches of security and viruses in our systems resulting in customer claims against us and harm to our reputation;

•	potential intellectual property claims against us;

•	general economic conditions, including changes in the financial markets that may affect the availability and cost of credit to us or our customers; and

•	interruptions in our power supply and/or telecommunications capabilities.

For more information about the risks described above and other risks affecting us, see “Risk Factors” beginning on page 19 of this Annual Report. We also caution investors that the forward-looking information described herein represents our outlook only as of this date, and we undertake no obligation to update or revise any forward-looking statements to reflect events or developments after the date of this Annual Report.

i

PART I

ITEM 1.	BUSINESS

Overview

We are a healthcare information technology company that designs, develops, markets, installs and supports computerized information technology systems to meet the unique demands of small and midsize hospitals. Our target market includes acute care community hospitals with 300 or fewer beds and small specialty hospitals, with our primary focus on hospitals with 100 or fewer acute care beds. Approximately 94% of our hospital customers have fewer than 100 acute care beds. We are a single-source vendor providing comprehensive software and hardware products, complemented by data conversion, complete installation, extensive support and information technology management and professional services. Our fully integrated, enterprise-wide system automates the management of clinical and financial data across the primary functional areas of a hospital. In addition, we provide services that enable our customers to outsource certain data-related business processes which we can perform more efficiently. We believe our products and services enhance hospital performance in the critical areas of clinical care, revenue cycle management, cost control and regulatory compliance. From our initial hospital installation in 1981, we have grown to serve over 650 hospital customers across 45 states and the District of Columbia. In 2011, we generated revenues of $173.5 million from the sale of our products and services.

Industry Dynamics

The healthcare industry is the largest industry in the United States economy, comprising approximately 17.6% of the U.S. gross domestic product in 2009 according to the Centers for Medicare and Medicaid Services, or “CMS”. The CMS estimates that by fiscal 2019 total U.S. healthcare spending will reach $4.6 trillion, or 19.6% of the estimated U.S. gross domestic product.

Hospital services represents one of the largest categories of total healthcare expenditures, comprising 30.5% of total healthcare expenditures in 2011 according to the CMS. According to the American Hospital Association, there are approximately 4,985 community hospitals in the United States that are in our target market of hospitals with 300 or fewer acute care beds, with approximately 2,800 of those in our primary area of focus of 100 or fewer acute care beds. In addition, there is a market of small specialty hospitals that focus on discrete medical areas such as surgery, rehabilitation and psychiatry.

Notwithstanding the size and importance of the healthcare industry within the United States economy, the industry is constantly challenged by changing economic dynamics, increased regulation and pressure to improve the quality of healthcare. These challenges are particularly significant for the hospitals in our target market due to their more limited financial and human resources and their dependency on Medicare and Medicaid populations for a substantial portion of their revenue. However, we believe healthcare providers can successfully address these issues with the help of advanced medical information systems. Specific examples of the challenges and opportunities facing healthcare providers include the following.

Changing Economic Dynamics. Community hospitals typically generate a significant portion of their revenues from beneficiaries of the Medicare program. Consequently, even small changes in this federal program have a disproportionately larger impact on community hospitals as compared to larger facilities where greater portions of their revenues are typically generated from beneficiaries of private insurance programs. Medicare funding and reimbursements fluctuate year to year and, with the anticipated growth in healthcare costs, will continue to be scrutinized as the federal government attempts to control the costs and growth of the program. The Medicaid program, which is a federal/state program managed by the individual states and dependent in part on funding from the states, also continues to struggle due to the increasing cost of healthcare and limited state revenues. As the federal government seeks to limit deficit spending in coming years due to fiscal restraints, it will likely continue to cut entitlement spending programs such as Medicare and Medicaid matching grants which will place further cost pressures on hospitals and other healthcare providers. Furthermore, federal and state budget shortfalls could lead to potential reductions in funding for Medicare and Medicaid. Reductions in reimbursements from Medicare and Medicaid could lead to hospitals postponing expenditures on information technology. We expect that the demand for Medicare and Medicaid services will increase as a result of the current challenging economic environment and high level of unemployment, and increasing age of the U.S. population. According to the American Hospital Association (AHA), a one percentage point increase in unemployment increases enrollment in Medicaid and Children’s Health Insurance Program (CHIP) by approximately one million lives. With national unemployment at over 8 percent, significant pressure is being put on America’s hospitals as they struggle to serve the growing numbers of uninsured patients according to the AHA. Additionally, the uncertainty surrounding credit markets and tightened lending standards since 2007 have increased the costs to hospitals of borrowing money and made it more difficult to find the financing for necessary facility and technology improvements.

To compete in the continually changing healthcare environment, providers are increasingly using technology in order to help maximize the efficiency of their business practices, to assist in enhancing patient care, and to maintain the privacy of patient information. Healthcare providers are placing increased demands on their information systems to accomplish these tasks. We believe that information systems must facilitate management of patient information across administrative, financial and clinical tasks. Information systems must also effectively interface with a variety of payor organizations within the increasingly complex reimbursement environment.

The American Recovery and Reinvestment Act of 2009. On February 17, 2009, President Barack Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “ARRA”). This $787 billion economic stimulus package includes a number of health care policy provisions, including approximately $19 billion in funding over a ten-year period for health information technology infrastructure and Medicare and Medicaid incentives to encourage doctors, hospitals, and other providers to use health information technology to electronically exchange patients’ health information, through the development of health information exchanges (“HIE”) and the adoption of electronic health records (“EHR”). Approximately $2 billion of the total funding amount is in appropriated funds for discretionary grants, loans and technical assistance programs designed to aid providers with the adoption of EHR and the development of HIE. These funds are being disbursed by various agencies within the Department of Health and Human Services, either directly to providers – including private physician offices – or to other entities like states or non-profit organizations. The remaining allocated amounts will take the form of Medicare and Medicaid payment incentives. The ARRA identifies four priority areas for spending with respect to health information technology: (1) establishing HIE; (2) EHR adoption; (3) workforce training; and (4) new technology research and development. In order to qualify for EHR funding, providers are required to connect to an HIE, which means funding is dependent on state action to establish HIEs. The payment incentives started to become available to our customers in February 2011, and, as of January 2012, approximately 109 of our hospital customers had received payments totaling more than $100 million for EHR adoption.

The ARRA includes payment incentives for critical access hospitals that are meaningful users of EHR. During December 2010, both our hospital and medical practice EHR solutions were certified as a complete EHR by the Certification Commission for Health Information Technology (CCHIT®). Receiving this certification for both our hospital and ambulatory EHR products ensures that hospitals and other healthcare providers using our EHR systems will be considered “meaningful users” of EHR and qualify for ARRA reimbursements. We believe that the ARRA and this certification of our EHR system will continue to have a positive impact during the next few years on our business and the businesses of the community hospitals that comprise our target market.

Continued Push for Improved Patient Care. With pressure mounting to reduce medical errors and improve patient safety, hospitals are actively seeking information technology solutions for clinical decision support. This migration toward clinical decision support solutions is further supported by the ARRA. The provisions of the ARRA offer incentives for hospitals to become meaningful users of EHRs through September 2015, and we already have many hospital customers who have received these incentive payments as of February 2012. However, the ARRA incentive program is set to expire as of October 1, 2015, and hospitals and healthcare providers which have not implemented EHRs with HIE connectivity will be penalized with lower Medicare payment levels after that date.

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

In the face of decreasing revenue and increasing pressure to improve patient care, healthcare providers are in need of management tools that (1) increase efficiency in the delivery of healthcare services, (2) reduce medical errors, (3) effectively track the cost of delivering services so those costs can be properly managed and (4) increase the speed and rate of reimbursement. Despite challenging economic conditions, we believe the industry will increase its adoption of information technology as a management tool, particularly as a result of the ARRA. We further believe these dynamics should allow for future revenue growth.

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

Our customers continually communicate with us through our support teams and through organized user groups, allowing us to continue to provide a state-of-the-art solution that meets their specific needs. By remaining sensitive and responsive to the ever-changing demands of our customers and regularly updating our products, we believe we provide an information technology solution that meets the needs of community hospitals. Our business has continued to grow because we have successfully addressed the needs of community hospitals for fully integrated, enterprise-wide information systems that allow them to improve operating effectiveness, reduce costs and improve the quality of patient care.

In November 2010, we formed a new information technology management and professional services business unit. With the federal government’s healthcare agenda focused on adopting electronic health records, community hospitals are faced with a significant undertaking in implementing EHR technology. As a result, we recognize that it makes sense for many of our customers to rely on third-party service organizations to help them identify their IT objectives, define the best way to meet those requirements and manage the resulting projects and associated technologies. Our current offerings in this area include a comprehensive suite of services, including network management and monitoring, server and storage management, hosted email, firewall management, malware protection, data center services, help desk solutions and other services. Professional engagements such as IT staffing, IT infrastructure assessment and project management for clinical point of entry (CPOE) implementation, meaningful use achievement of EHR and others are individually customized to meet specific client requirements.

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

Provide Enterprise-Wide, Fully Integrated Software Applications. We have developed all of our software products internally as part of our fully integrated system architecture. Our experience has taught us that using a fully integrated system in the primary functional areas of a hospital ensures compatibility among applications and avoids pitfalls associated with interfacing disparate systems. Our system utilizes one central database where information is stored and used by all of our software applications. With our single database model, our systems provide secure, real-time access to all information across multiple applications for all those needing such access, including physicians, nurses, laboratory technicians, pharmacists, clinicians and other users. The enterprise-wide, fully integrated nature of our system also allows customers to monitor user access to information for purposes of compliance with federal and state privacy regulations.

Maintain Commitment to Customer Oriented Operating Philosophy. A key factor in our success has been our focus on customer service and support. We make available to our customers experienced support teams that can assist with any question or problem. We currently have close to a one to one support staff to customer ratio. Our support teams are extensively trained, and our employees are generally promoted from within so that they have a thorough knowledge of our system and a commitment to our culture. Because all of our customers use the same version of our system, our support teams can be more effective by maintaining a complete understanding of a single system. As part of our commitment to system support, we actively solicit customer feedback regarding ways in which we can improve the effectiveness and efficiency of our systems. To further this goal, we have organized our customers into a national user group to promote the exchange of information regarding our system and to identify product enhancements based on our customers’ operational experiences. We believe our user group concept is a key component of our success by positively impacting customer satisfaction and retention and by enhancing product development and system functionality. We will continue to focus on our national user group as a key component to our goal of maintaining and growing our customer base and market share.

Expand Presence in Target Market. We will continue to target small domestic hospitals of 100 or fewer acute care beds, as well as expand our presence in midsize hospitals of 300 or fewer acute care beds. We believe the market of approximately 2,800 small hospitals nationwide has been traditionally overlooked and underserved by other healthcare technology companies. In addition, a number of our customers are small specialty hospitals that focus on discrete medical areas such as surgery, rehabilitation and psychiatry. We intend to continue gaining customers from this market segment. Our system can help these smaller hospitals reduce costs and increase their operating efficiencies. We believe our personalized marketing approach and emphasis on customer relationships are attractive to the management of these hospitals. We also believe our system is well-suited to hospitals of this size because they typically demonstrate a greater commitment than larger hospitals to the concept of an enterprise-wide, fully integrated system. In addition, we will continue to sell additional services and software products to our existing customers who have not purchased our complete package of services and software applications.

Emphasize Recurring Revenue Opportunities. In addition to revenues from new system installations, we have developed and will continue to develop sources of recurring revenues. Our current principal source of recurring revenues is our support and maintenance fees paid by existing customers. As our customer base grows, our recurring revenues from support and maintenance fees should also grow. We believe recurring revenues will also continue to increase from our business management services and information technology management and professional services, which we market to our existing customers as well as new customers. Our business management services include electronic billing, patient statement processing, accounts receivable management, payroll processing, ISP services and web site hosting. Our information technology management and professional services include managed network services, server and storage management, and desktop support, as well as communications, connectivity, security and data center services. We also provide our software products on a “Software as a Service” or “SaaS” basis. When we provide SaaS services, we maintain a customer’s computer server in our facility and provide our system to the customer through remote access. Instead of the one-time system purchase price, these customers pay a monthly fee for the term of the SaaS customer agreement, generating recurring revenues.

Our Products and Services

New Products

We released version 18 of the CPSI system in 2011. With this release, the CPSI system converted to a new operating platform. The new system platform features a Linux operating system, an open source SQL compliant database, Java, and a cross-platform user interface. This platform allows CPSI to provide its customers with an extensive range of capabilities to enhance information technology operations and implement other new complementary technologies, such as rules-based customization and access from iOS, Android, Windows, Mac and Linux-based devices. Additionally, with the version 18 release, the CPSI system became iPad compatible.

We also released our Physician documentation applications (Physdoc) in 2011. Physician documentation provides a flexible, easy-to-use documentation of all aspects of the physician/patient encounter to maximize workflow efficiency, enhance clinical decision making, and substantiate billing for services rendered. This electronic documentation puts all relevant patient information in one place, so physicians can easily access clinical data along side their own diagnostic and therapeutic notes. It offers a full array of documentation features and methodologies, including free-text entry, pre-designed templates with narrative output, integration with voice recognition software, and a library of medical mark-up images with automatic notation. Physdoc is also integrated with clinical applications to allow for inclusion of diagnostic results, patient clinical data, patient diagnosis, medications and orders as part of documentation, and for electronic signing and amending of documentation with versioning of documents. We feel that our Physdoc application promotes compliance with regulatory standards while assisting in optimizing reimbursement for services provided and decreases malpractice exposure through specific and clearly recorded diagnostic and therapeutic notes.

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

•

increase the flow of information by replacing centralized data over which there is limited control with broad-based, secure access by clinical and administrative personnel to data relevant to their functional areas.

Our software applications are grouped for support purposes according to the following functional categories:

•	Patient Management

•	Financial Accounting

•	Clinical

•	Patient Care

•	Enterprise Applications

Due to the integrated nature of the CPSI system, our software applications are not marketed as distinct products, and our sales force attempts to sell all applications to each customer as a single product. New customers must purchase from us and have installed the core applications of patient management and financial accounting and all hardware necessary to run these applications. In addition to the core applications, customers may also purchase one or more of our clinical, patient care and enterprise applications. Over one-third of our customers have purchased a combination of applications that meet their enterprise-wide information technology needs.

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

Human Resources

•    provides for computerized employee files through document/image scanning and data entry

•    allows for complete tracking of benefits and other employee data through a variety of user-defined reports

•    tracks job applicant information to assist in the employee recruiting and hiring process

Budgeting	• allows for complete online budget preparation through computerized access to historical data

Fixed Assets	• allows access to information regarding hospital assets including locations and depreciation scheduling

Materials Management	• tracks the flow of materials throughout the hospital • automates the process of inventory control, materials purchasing, stock requisitions and patient charging

Clinical. Our clinical software automates record keeping and reporting for many clinical functions including laboratory, radiology, physical therapy, respiratory care, and pharmacy. These products eliminate tedious paperwork, calculations and written documentation while allowing for easy retrieval of patient data and statistics. Our clinical software:

Laboratory Information Systems

•    provides an interface to laboratory analytical instruments in order to transfer results to nurse stations, mobile point-of-care systems and remote physician offices

•    allows users to receive orders from any designated location, process orders and report results, and maintain technical, statistical and account information

Laboratory Instrument Interfaces

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

•    provides physicians real-time access to diagnostic images via the internet through ChartLink®.

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

•    supports patient account management and insurance processing for home health agencies

•    provides complete, regulatory compliant home care tracking

•    provides for remote in-home documentation of care

Outreach Client Access

•    provides the hospital’s outreach clients, such as physicians, their office administrators, nursing homes, home health agencies, and local businesses, with remote access to online, real-time, secure patient data as needed and appropriate for each outreach client

•    available information includes insurance and billing information, diagnosis and procedure coding, discharge summaries, pharmacy profiles and other clinical and administrative information

Electronic Forms	• electronic form templates replace paper-based records and care forms • completed forms become a permanent part of the patient’s electronic medical record

Physician Documentation

•    electronic documentation of all aspects of physician/patient encounter

•    documentation is integrated with clinical applications to allow inclusion of diagnostic results, patient clinical data, patient diagnosis, medications and orders

•    promotes compliance with regulatory standards while assisting in optimizing reimbursement for services provided

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

Total System Support. We believe the quality of continuing customer support is one of the most critical considerations in the selection of an information system provider. We provide hardware, technical and software support for all aspects of our system which gives us the flexibility to take the necessary course of action to resolve any issue. Unlike our competitors who use third-party services for hardware and software support, we provide a single, convenient and efficient resource for all of our customers’ system support needs. In order to minimize the impact of a system problem, we train our customer service personnel to be technically proficient, courteous and prompt. Because a properly functioning information system is crucial to a hospital’s operations, our support teams are available 24 hours per day to assist customers with any problem that may arise. Customers can also use the Internet to directly access our support system. This allows customers to communicate electronically with our support teams at any time. With over 600 employees who provide customer service and support, we currently have close to a one-to-one support staff to customer ratio.

User Group. All of our customers have the opportunity to be members of our user group from which we solicit feedback regarding our products. We host a national user group meeting annually. We have also organized several active regional user groups which meet on a semi-annual basis. These groups meet to discuss and recommend product modifications and improvements which they then evaluate and prioritize. Upon confirming that the desired improvements are technically feasible, we agree to allocate a significant amount of programming time each year to undertake the requested modification or improvement. The majority of our product enhancements originate from suggestions from our customers that we receive through the user group structure.

Software Releases. We are committed to providing our customers with software and technology solutions that will continue to meet their information system needs. To accomplish this purpose, we continually work to enhance and improve our application programs. As part of this effort, for each customer covered under our general support agreement, we provide software updates as they become available at no additional cost. We design these enhancements to be seamlessly integrated into each customer’s existing CPSI system. The benefit of these enhancements is that each customer, regardless of its original installation date, uses the most advanced CPSI software available. Through this process, we can keep our customers up-to-date with the latest operational innovations in the healthcare industry as well as with changing governmental regulatory requirements. Another benefit of this “one system” concept is that our customer service teams can be more effective in responding to customer needs because they maintain a complete understanding of and familiarity with the one system that all customers use.

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

Hardware Replacement. As part of our general support agreements, we are also committed to promptly replacing malfunctioning system hardware in order to minimize the effect of operational interruptions. By offering all hardware used in our system, we believe we are better able to meet and address all of the information technology needs of our customers.

Software as a Service. In some circumstances, we offer SaaS services to customers via remote access telecommunications. As an application service provider, we store and maintain computer servers dedicated to specific customers which contain all of such customers’ critical patient and administrative data. These customers access this information remotely through direct telecommunications connections with these servers. Customers may also elect to have their servers located on site at the hospitals.

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

Managed Network Services. We offer comprehensive support for LAN, WLAN, WAN and VPN infrastructures for those customers needing assistance with their data networks. Security updates, hardware support, network monitoring, wireless access management, VPN and private point-to-point connectivity management and monitoring solutions can be subscribed to based on the client’s unique needs.

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

Data Center Services. We offer a SOC 1 accredited data center to house and manage client servers and storage technologies. Solutions for managing these environments and the provision of other data center services, such as disaster recovery co-location and remote testing services, are available.

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

Statement Processing. Our customers may choose to have us prepare and distribute all patient billing statements. We use our knowledge of a customer’s collection system to produce statements without requiring any actions on the part of the hospital data processing personnel. Because we can connect directly with a customer’s system, the customer is not required to build and transfer files to us. All system enhancements are incorporated into the statement process without having to modify any third-party vendor interface. Similar to electronic billing, this service saves the customer both time and money.

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

Contract Management. We offer customers the option of using us to perform audits of payments from third party insurers with which a customer executes managed care contracts to ensure payments are made in accordance with the agreed upon metrics.

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

Technology

Operating Systems and Server Platform. Our system platform features a Linux operating system, an open source SQL compliant database, Java, and a cross-platform user interface (UI). This platform allows CPSI to provide its customers with an extensive range of capabilities to enhance IT operations and implement other new complementary technologies such as rules-based customization and access from iOS, Android, Windows, Mac and Linux-based devices. The SQL compliant database allows CPSI to efficiently mine the mass of clinical data being captured by a hospital EMR system to meet both their internal demands and regulatory and interoperability requirements.

ClientWare® Networking. Our ClientWare® application integrates the Linux system with Microsoft operating systems. This integration brings together the strengths of both operating environments. The processing power of Linux combined with the communication capabilities of Microsoft Windows creates an information system that allows the use of familiar “point and click” processing. This architecture also facilitates integration of other Microsoft software and provides expanded opportunities for the inclusion of new technologies without sacrificing system reliability or performance. Our updated version of ClientWare, CW5, will feature Java5 programming which will allow for easy interface with and access to a wide range of devices and applications.

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

Biometric Recognition. As unique as each individual, a fingerprint cannot be duplicated, making it one of the most secure methods of verifying a person’s identity. Because of the sensitivity of healthcare information and federal security requirements, we have incorporated licensed fingerprint identification technology as an option for our systems. When a user signs on to the system, he or she must scan his or her fingerprint as well as enter a traditional password. The system rapidly responds with the confirmation or rejection of the user’s identity.

Product Development and Enhancement

We are continually working to improve and enhance the CPSI system and to develop new products and services for our system. The primary source of ideas for improvements to our products and services comes from our customers, which submit suggestions to us through our national user group. We believe our interaction with customers and their communication with each other is the most efficient way to learn about and respond to changes in the healthcare operating environment. This approach to research and development allows us to quickly adapt to technology advances and improve our products and services to better serve the needs of our customers. Our management and customer support and service teams play a significant role in product development by continually monitoring the needs and desires of our customers and our market. In addition to our customer support and service teams a Product Development Services division was created in 2008. This division is responsible for the development, quality assurance/testing, documentation, and distribution of all application software. By consolidating all of our development efforts under a single division, we can ensure standardization in our software development processes and effective utilization of our resources. We currently have 147 employees in our Product Development Services division, including 7 research and development employees whose dedicated function is to develop new uses for and applications of technology available in the marketplace.

Customers, Sales and Marketing

Target Market. The target market for our information system consists of small and midsize hospitals of 300 or fewer acute care beds, with a primary focus on hospitals with 100 or fewer acute care beds. In the United States, there are approximately 5,000 hospitals with 300 or fewer acute care beds, with approximately 2,800 of these having 100 or fewer acute care beds. In addition, we market our products to small specialty hospitals in the United States that focus on discrete medical areas such as surgery, rehabilitation and psychiatry. As of February 29, 2012, we had installed our system in over 650 facilities in 45 states and the District of Columbia. Approximately 94% of our existing customers are hospitals with 100 or fewer acute care beds, while approximately 99% of our existing customers are hospitals with 200 or fewer acute care beds. Our goal is to increase sales to hospitals with 100 to 300 acute care beds while continuing to increase our market share and competitive position in the under 100 acute care bed market segment.

Sales Staff. Most of our new customers are referrals from our existing customers, thereby reducing the need for a large sales force. Currently, we have 38 employees dedicated to direct sales, 19 of whom concentrate on new prospects, and 19 of whom are responsible for the sale of additional products and services to existing customers. We hire our sales representatives from our existing employees. Our current sales representatives have an average of over 17 years of experience with the company, including experience in installation, training and customer support. Our sales representatives have defined geographic territories in the United States in which to target new customers. A significant portion of the compensation for all sales personnel is commission based.

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

Our secondary competitors include McKesson Corporation, Quadramed Corp., Cerner Corporation, Quality Systems, Inc. and Siemens Corporation. These companies are significantly larger than we are, and they typically sell their products and services to larger hospitals outside of our target market. However, they will sometimes compete directly with us. Our secondary competitors also include Prognosis Health Information Systems LLC, which is smaller than us.

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

Employees

As of February 29, 2012, we had 1,341 employees, almost all of whom are located at our offices in Mobile and Lanett, Alabama and Monroe, Louisiana. Our employees can be grouped according to the following general categories: 618 in software services and support, 347 in business management services, 126 in information technology services and support, 156 in product development services, 50 in sales and marketing and 44 in administration. Our general practice is to recruit recent college graduates for entry-level positions and then promote these individuals within the organization to fill vacancies in higher positions. We also hire nurses and other medically-trained professionals in connection with our support services.

Since 1991, we have maintained a non-qualified discretionary profit-sharing plan under which all full-time employees with three years of uninterrupted service are eligible to participate, other than executive officers and commissioned salespeople. The plan is designed to provide each eligible employee with periodic cash bonuses based on our profitability. Each eligible employee receives a pro rata share of the amount of cash distributed under the profit-sharing plan based on the amount of their base salary compared to the sum of the salaries of all participating employees. Our profit-sharing plan is not a qualified plan for tax purposes or a guaranteed benefit. Contributions to the plan are made periodically at the discretion of the Board of Directors. During 2011, we distributed approximately $3.4 million under this profit-sharing plan. We plan to continue to make distributions under this plan based on our profitability.

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

J. Boyd Douglas – President and Chief Executive Officer. J. Boyd Douglas, age 45, has served as our President and Chief Executive Officer since May 2006. He was elected as a director in March 2002. Mr. Douglas began his career with us in August 1988 as a Financial Software Support Representative. From May 1990 until November 1994, Mr. Douglas served as Manager of Electronic Billing, and from December 1994 until June 1999, he held the position of Director of Programming Services. From July 1999 until May 2006, Mr. Douglas served as our Executive Vice President and Chief Operating Officer.

David A. Dye – Chief Financial Officer, Secretary and Treasurer. David A. Dye, age 42, has served as our Chief Financial Officer, Secretary and Treasurer since July 1, 2010. Mr. Dye served as our President and Chief Executive Officer from July 1999 to May 2006. He was elected as a director in March 2002 and has served as our Chairman of the Board since May 2006. Mr. Dye began his career with CPSI in May 1990 as a Financial Software Support Representative and served in various capacities until July 1999. Mr. Dye has served as a director of Bulow Biotech Prosthetics, LLC, a company headquartered in Nashville, Tennessee that operates prosthetic clinics in the Southeastern United States, since July 2006.

Victor S. Schneider – Senior Vice President—Corporate and Business Development. Victor S. Schneider, age 53, has served as our Senior Vice President—Corporate and Business Development since December 2005. Mr. Schneider is responsible for revenue generation efforts, customer relations, strategic growth initiatives and positioning, and market execution. Mr. Schneider began his career with us in June 1983 as Sales Manager. He served in that capacity until January 1997 when he was promoted to Sales Director. He served as our Vice President—Sales and Marketing from July 1999 until December 2005.

Robert D. Hinckle – Vice President—Software Services. Robert D. Hinckle, age 42, has served as our Vice President—Software Services since October 2004. Mr. Hinckle is responsible for overseeing all aspects of the installation and support of our software products. Since beginning his career with us in 1995 as a Financial Software Support Representative, Mr. Hinckle has worked in various positions in our Software Services Division, including Team Manager, Assistant Director and Director of that division.

Patrick A. Immel – Vice President—Information Technology Services. Patrick A. Immel, age 41, has served as our Vice President—Information Technology Services since January 2000. Mr. Immel is responsible for overseeing technical hardware and support and hardware research and development. Mr. Immel began his career with us in July 1993 as a Financial Software Support Representative. Since that time, Mr. Immel has served as a programmer, Manager of Technical Support and most recently as Director of Information Technology Services.

Troy D. Rosser – Senior Vice President—Sales. Troy D. Rosser, age 47, has served as our Senior Vice President — Sales since January 2012, having previously served as Vice President – Sales since October 2005. Mr. Rosser is responsible for overseeing all of our sales and marketing efforts. Mr. Rosser began his career with us in March 1989 as a Financial Software Support Representative. In 1992, Mr. Rosser was transferred to the Sales and Marketing division where he has worked in various positions, including Sales Manager and, from October 2000 until October 2005, Director of Sales.

Michael K. Muscat, Jr. – Senior Vice President—Product Development Services. Michael K. Muscat, Jr., age 38, has served as our Senior Vice President – Product Development Services since March 2008. Mr. Muscat is responsible for overseeing all aspects of the development quality assurance/testing, documentation, and distribution of all application software. Mr. Muscat began his career with us in July 1996 as a Software Support Representative. Mr. Muscat then served as a Programmer and Manager of Outsourcing Services. From June 2002 to May 2006, Mr. Muscat served as the Director of Business Management Services and from May 2006 until March 2008 as the Vice President of Business Management Services.

Robert D. Smith – Vice President—Product Development Services. Robert D. Smith, age 41, has served as our Vice President – Product Development Services since March 2008. Mr. Smith is responsible for overseeing all aspects of system programming and enhancements within our Product Development division. Since Mr. Smith began his career with us in September 1993, he has served in the capacity of Technical Support Representative, Programmer, and Programming Manager. From January 2001 to May 2006, Mr. Smith served as the Director of Programming Services and from May 2006 to March 2008 as Vice President of Programming Services.

Christopher L. Fowler – Vice President—Business Management Services. Christopher L. Fowler, age 36, has served as our Vice President – Business Management Services since March 2008. Mr. Fowler is responsible for overseeing all aspects of the business management services we provide to our clients. Mr. Fowler began his career with us in May 2000 as a Software Support Representative and later as a manager of Financial Software Services. From August 2004 until March 2008, Mr. Fowler served as Assistant Director and Director of Business Management Services.

James B. Britain – Vice President—Finance and Controller. James B. Britain, age 45, has served as our Vice President – Finance and Controller since March 2011. Mr. Britain is our principal accounting officer. Mr. Britain began his career with us in September 2007 as Controller and served in that capacity until March 2011. Prior to his appointment as Controller, Mr. Britain was Controller of Azalea Aviation, Inc., a fixed base operator in Mobile, Alabama, from September 2006 until September 2007.

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

There is significant uncertainty in the healthcare industry in which we operate, both as a result of recently enacted legislation and changing government regulation, which may have a material adverse impact on the businesses of our hospital customers and ultimately on our business, financial condition and results of operations.

The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement processes and operation of healthcare facilities, including our hospital customers. During the past several years, the healthcare industry has been subject to an increase in governmental regulation of, among other things, reimbursement rates and certain capital expenditures.

The Patient Protection and Affordable Care Act (H.R. 3590; Public Law 111-148) (“PPACA”) and The Health Care and Education Reconciliation Act of 2010 (H.R. 4872) (the “Reconciliation Act”), which amends the PPACA (collectively the “Health Reform Laws”), were signed into law in March 2010. The Health Reform Laws represent sweeping changes to the U.S. healthcare system. While we currently anticipate that the Health Reform Laws will have little direct impact on our internal operations, they may have a significant impact on the business of our hospital customers, which in turn could affect our business. Some of the provisions in the Health Reform Laws may have a positive impact, by expanding the use of electronic health records in certain federal programs, for example, while others, such as reductions in reimbursement for certain types of providers, may have a negative impact on our customers due to fewer available resources. Increases in fraud and abuse penalties may also adversely affect participants in the health care sector, including us.

Among other things, the Health Reform Laws require nearly all individuals to have health insurance, expand Medicaid eligibility, mandate material changes to the delivery of healthcare services and reduce the reimbursement paid for such services in order to generate savings in the Medicare program, and modify certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste, including through new tools to address fraud and abuse.

Many of the provisions of the Health Reform Laws do not take effect for an extended period of time, during which time they will likely be subject to further adjustments through future legislation and the outcome of constitutional challenges. Additionally, we anticipate that many of the provisions in the Health Reform Laws will be subject to further clarification and modification through the rule-making process, the development of agency guidance and judicial interpretations. Accordingly, we have not been able to determine at this point whether the impact of the legislation on our hospital customers will be positive, negative or neutral. However, it is likely that the Health Reform Laws will affect hospitals differently depending upon the populations they serve and their payor mix. Our target market of community hospitals typically serve higher uninsured populations than larger urban hospitals and rely more heavily on Medicare and Medicaid for reimbursement. It remains to be seen whether the increase in the insured population for community hospitals will be sufficient to offset proposed cuts in Medicare and Medicaid reimbursements contained in the Health Reform Laws.

The Health Reform Laws will ultimately lead to significant changes in the healthcare system. While it is too early to fully understand and assess the impact of the Health Reform Laws on our hospital customers, it is possible that the Health Reform Laws could have a material adverse effect on the business of our customers, which in turn could have a material adverse effect on our operations and financial condition.

Additionally, various legislators have announced that they intend to examine further proposals to reform certain aspects of the U.S. healthcare system. Healthcare providers may react to these proposals, and the uncertainty surrounding such proposals, by curtailing or deferring investments, including those for our systems and related services. Cost-containment measures instituted by healthcare providers as a result of regulatory reform or otherwise could result in a reduction in the allocation of capital funds. Such a reduction could have an adverse effect on our ability to sell our systems and related services. On the other hand, changes in the regulatory environment have increased and may continue to increase the needs of healthcare organizations for cost-effective data management and thereby enhance the overall market for healthcare management information systems. We cannot predict what effect, if any, such additional proposals or healthcare reforms might have on our business, financial condition and results of operations.

As existing regulations mature and become better defined, we anticipate that these regulations will continue to affect certain of our products and services, but we cannot fully predict the effect at this time. We have taken steps to modify our products, services and internal practices as necessary to facilitate our compliance with the regulations, but there can be no assurance that we will be able to do so in a timely or complete manner. Achieving compliance with these regulations could be costly and distract management’s attention and divert other company resources, and any noncompliance by us could result in civil and criminal penalties.

While provisions in the American Recovery and Reinvestment Act of 2009 have increased and are expected to increase the demand for healthcare information technology, including the solutions offered by us, such laws and regulations may require additional expenditures and have adverse consequences on our business.

The American Recovery and Reinvestment Act of 2009 (the “ARRA”), includes more than $19 billion in funding to aid healthcare organizations in modernizing their operations through the acquisition and wide-spread use of healthcare information technology. Included in the funding is approximately $17.2 billion in incentives through Medicare and Medicaid reimbursement systems to encourage and assist healthcare providers in adopting and using electronic health records (“EHRs”). These incentive payments began in February 2011 and last through 2015. If an eligible healthcare provider does not begin to demonstrate meaningful use of EHRs by 2015, then reimbursement under Medicare will begin to be reduced.

Notwithstanding that the ARRA places substantial emphasis on the modernization of the U.S. healthcare system by incentivizing the use of healthcare information technology, with a primary focus on EHRs, our ability to benefit from such initiatives could change. Final regulations issued in July 2010 under the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, which was enacted as part of the ARRA in 2009, established the technical capabilities required for certified EHRs, as well as “meaningful use” requirements that healthcare providers must satisfy to qualify for bonus payments under the Medicare program. We have devoted significant resources to help ensure that our technology meets the ARRA’s EHR certification requirements, and our EHR system was certified under ARRA in late 2010. However, in the event that changes to the EHR technical requirements are made, we may be required to incur additional research and development expenditures to modify or expand our software systems in order to maintain certification under the ARRA. The failure of our EHR system to maintain its certification under ARRA, as result of changes to the technical requirements under the ARRA or otherwise, could adversely affect our competitive position and have a material adverse effect on our business.

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

There are a finite number of hospitals with 300 or fewer acute care beds in our general target market. Saturation of this market with our products or our competitors’ products could eventually limit our revenues and growth. Furthermore, many healthcare providers have consolidated to create larger healthcare delivery enterprises with greater market power. If this consolidation continues, we could lose existing customers and could experience a decrease in the number of potential purchasers of our products and services. The loss of existing and potential customers due to industry consolidation could cause our revenue growth rate to decline. In addition, larger, consolidated enterprises could have greater bargaining power, which may lead to downward pressure on the prices for our products and services.

Continued volatility in and disruption to the global capital and credit markets may adversely affect our ability to access credit in the future, the cost of any credit obtained in the future, and the financial soundness of our customers and our business.

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

The absence of third-party credit has resulted in many of our hospital customers seeking financing arrangements from us to purchase our software systems and services. These financing arrangements impact our short-term operating cash flow and cash available. Should the requests for these financing arrangements continue or increase, our business could be negatively impacted by our inability to finance these arrangements. In addition, the absence of credit could negatively impact our existing financing receivables should our customers with financing arrangements be unable to meet their obligations.

Competition with companies that have greater financial, technical and marketing resources than we have could result in loss of customers and/or a lowering of prices for our products, causing a decrease in our revenues and/or market share.

Our principal competitors are Meditech, Healthland and HMS, Meditech, Healthland and HMS compete with us directly in our target market of small and midsize hospitals. These companies offer products and services that are comparable to our system and are designed to address the needs of community hospitals.

Our secondary competitors include McKesson Corporation, Quality Systems, Inc., Quadramed Corp., Prognosis Health Information Systems LLC, Cerner Corporation, and Siemens Corporation. Most of these companies are significantly larger than we are, and they typically sell their products and services to larger hospitals outside of our target market. However, they sometimes compete directly with us. We also face competition from providers of practice management systems, general decision support and database systems and other segment-specific applications, as well as from healthcare technology consultants. Any of these companies, as well as other technology or healthcare companies, could decide at any time to specifically target hospitals within our target market.

A number of existing and potential competitors are more established than we are and have greater name recognition and financial, technical and marketing resources. Products of our competitors may have better performance, lower prices and broader market acceptance than our products. We expect increased competition that could cause us to lose customers, lower our prices to remain competitive and, consequently, experience lower revenues, revenue growth and profit margins. Additionally, the substantial amount of money contemplated by the ARRA to be spent on healthcare information technology may further increase competition by attracting new and financially stronger companies to this industry.

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

In our support agreements with our customers, we agree to update our software applications to comply with applicable federal and state laws. While we believe we have developed products that comply with the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and other regulatory requirements, new laws, regulations and interpretations could force us to further redesign our products. Any such product redesign could consume significant capital and research and development and other resources, which could significantly increase our operating costs.

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

Breaches of security and viruses in our systems could result in customer claims against us and harm to our reputation causing us to incur expenses and/or lose customers.

In the course of our business operations, we compile and transmit confidential information, including patient health information. We have included security features in our systems that are intended to protect the privacy and integrity of this information. Despite the existence of these security features, our system may experience breakins and similar disruptive problems that could jeopardize the security of information stored in and transmitted through the computer networks of our customers. In addition, the other systems with which we may interface, such as the Internet and related systems, may be vulnerable to security breaches, viruses, programming errors or similar disruptive problems. Because of the sensitivity of medical information, customers could sue us for breaches of security involving our system. Also, actual or perceived security breaches in our system could harm the market perception of our products which could cause us to lose existing and prospective customers. Additionally, the effect of security breaches and related issues could disrupt our ability to perform certain key business functions and could potentially reduce demand for our products and services. Accordingly, we have expended significant resources toward establishing and enhancing the security of our related infrastructures, although no assurance can be given that these systems will be entirely free from potential breach. Maintaining and enhancing our infrastructure security may require us to expend significant capital in the future.

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

Most of our facilities and employees are situated on one campus in Mobile, Alabama, which is located 30 miles north of the coast of the Gulf of Mexico. Our facilities are vulnerable to significant damage or destruction from hurricanes and tropical storms. We are also vulnerable to damage from other types of disasters, including tornadoes, fires, floods and similar events. If any disaster were to occur, our ability to conduct business at our facilities could be seriously impaired or completely destroyed. This would have adverse consequences for our customers who depend on us for system support or business management services. Also, the servers of customers who use our remote access services could be damaged or destroyed in any such disaster. This would have potentially devastating consequences to those customers. Although we have an emergency recovery plan, including back-up systems in remote locations, there can be no assurance that this plan will effectively prevent the interruption of our business due to a natural disaster. Furthermore, the insurance we maintain may not be adequate to cover our losses resulting from any natural disaster or other business interruption.

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

Our future success depends to a significant extent on the leadership and performance of our chief executive officer and other executive officers. We do not have employment or non-competition agreements with any of our executive officers. Therefore, they may terminate their employment with us at any time and may compete against us. The loss of the services of any of our executive officers could have a material adverse effect on our business, financial condition and results of operations.

Because we believe that proprietary rights are material to our success, misappropriation of these rights could limit our ability to compete effectively and adversely affect our financial condition.

We are heavily dependent on the maintenance and protection of our intellectual property and we rely largely on a combination of confidentiality provisions in our customer agreements, employee nondisclosure agreements, trademark and trade secret laws and other measures to protect our intellectual property. Additionally, our software is not patented or copyrighted. Although we attempt to control access to our intellectual property, unauthorized persons may attempt to copy or otherwise use our intellectual property. There can be no assurance that the legal protections and precautions we take will be adequate to prevent misappropriation of our technology or that competitors will not independently develop technologies equivalent or superior to ours. Monitoring unauthorized use of our intellectual property is difficult, and the steps we have taken may not prevent unauthorized use. If our competitors gain access to our intellectual property, our competitive position in the industry could be damaged. An inability to compete effectively could cause us to lose existing and potential customers and experience lower revenues, revenue growth and profit margins.

If we are deemed to infringe on the intellectual property rights of third parties, we could incur unanticipated expense and be prevented from providing our products and services if we cannot obtain licenses to these rights on commercially acceptable terms.

We do not believe that our operations or products infringe on the intellectual property rights of others. However, there can be no assurance that others will not assert infringement or trade secret claims against us with respect to our current or future products. Many participants in the technology industry have an increasing number of patents and patent applications and have frequently demonstrated a readiness to take legal action based on allegations of patent and other intellectual property infringement. Further, as the number and functionality of our products increase, we believe we may become increasingly subject to the risk of infringement claims. If infringement claims are brought against us, these assertions could distract management. We may have to spend a significant amount of money and time to defend or settle those claims. In addition, claims against third parties from which we purchase software could adversely affect our ability to access third party software for our systems.

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

We are subject to the development and maintenance of the Internet infrastructure, which is not within our control, and which may diminish Internet usage and availability as well as access to our web site.

We deliver Internet-based services and, accordingly, we are dependent on the maintenance of the Internet by third parties. The Internet infrastructure may be unable to support the demands placed on it and our performance may decrease if the Internet continues to experience its historic trend of expanding usage. As a result of damage to portions of its infrastructure, the Internet has experienced a variety of performance problems which may continue into the foreseeable future. Such Internet related problems may diminish Internet usage and availability of the internet to us form transmittal of our Internet-based services. In addition, difficulties, outages, and delays by Internet service providers, online service providers and other web site operators may obstruct or diminish access to our Web site by our clients resulting in a loss of potential or existing users of our services.

We may be subject to liability in the event we provide inaccurate claims data to payors.

We offer electronic claims submission services as part of our business management services. While we have implemented certain product features designed to maximize the accuracy and completeness of claims submissions, these features may not be sufficient to prevent inaccurate claims data from being submitted to payors, Should inaccurate claims data be submitted to payors, we may be subject to liability claims.

We are dependent on our license rights and other services from third parties, which may cause us to discontinue, delay or reduce product shipments.

We depend upon licenses for some of the technology used in our products as well as other services from third-party vendors. Most of these arrangements can be continued/renewed only by mutual consent and may be terminated for any number of reasons. We may not be able to continue using the products or services made available to us under these arrangements on commercially reasonable terms or at all. As a result, we may have to discontinue, delay or reduce product shipments or services provided until we can obtain equivalent technology or services. Most of our third-party licenses are non-exclusive. Our competitors may obtain the right to use any of the business elements covered by these arrangements and use these elements to compete directly with us. In addition, if our vendors choose to discontinue providing their technology or services in the future or are unsuccessful in their continued research and development efforts, we may not be able to modify or adapt our own products.

We may be subject to false or fraudulent claim laws.

There are numerous federal and state laws that forbid submission of false information or the failure to disclose information in connection with submission and payment of physician claims for reimbursement. In some cases, these laws also forbid abuse of existing systems for such submission and payment. Any failure of our billing and collection services to comply with these laws and regulations could result in substantial liability including, but not limited to, criminal liability, could adversely affect demand for our services and could force us to expend significant capital, research and development and other resources to address the failure. Errors by us or our systems with respect to entry, formatting, preparation or transmission of claim information may be determined or alleged to be in violation of these laws and regulations. Determination by a court or regulatory agency that our services violate these laws could subject us to civil or criminal penalties, invalidate all or portions of some of our client contracts, require us to change or terminate some portions of our business, require us to refund portions of our services fees, cause us to be disqualified from serving clients doing business with government payors and have an adverse effect on our business.

In most cases where we are permitted to do so, we calculate charges for our billing and collection services based on a percentage of the collections that our clients receive as a result of our services. To the extent that violations or liability for violations of these laws and regulations require intent, it may be alleged that this percentage calculation provides us or our employees with incentive to commit or overlook fraud or abuse in connection with submission and payment of reimbursement claims. The U.S. Centers for Medicare and Medicaid Services has stated that it is concerned that percentage-based billing services may encourage billing companies to commit or to overlook fraudulent or abusive practices.

A portion of our business involves billing of Medicare claims on behalf of its clients. In an effort to combat fraudulent Medicare claims, the federal government offers rewards for reporting of Medicare fraud which could encourage others to subject us to a charge of fraudulent claims, including charges that are ultimately proven to be without merit.

We are subject to changes in and interpretations of financial accounting matters that govern the measurement of our performance, one or more of which could adversely affect our business, financial condition, cash flows, revenue and results of operations.

Based on our reading and interpretations of relevant guidance, principles or concepts issued by, among other authorities, the American Institute of Certified Public Accountants, the Financial Accounting Standards Board and the Securities and Exchange Commission, we believe our current sales and licensing contract terms and business arrangements have been properly reported. However, there continue to be issued interpretations and guidance for applying the relevant standards to a wide range of sales and licensing contract terms and business arrangements that are prevalent in the software industry. Future interpretations or changes by the regulators of existing accounting standards or changes in our business practices could result in changes in our revenue recognition and/or other accounting policies and practices that could adversely affect our business, financial condition, cash flows, revenue and results of operations.

The unpredictability of our quarterly operating results may cause us to fail to meet revenues or earnings expectations which could cause the price of our common stock to fluctuate or decline.

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

The following factors may also affect demand for our products and services and cause our quarterly revenues to fluctuate:

•	changes in customer budgets and purchasing priorities;

•	the ability of our customers to obtain financing for the purchase of our products;

•	the financial stability of our customers;

•	the specific mix of software, hardware and services in orders from customers;

•	the timing of new product announcements and product introductions by us and our competitors;

•	market acceptance of new products, product enhancements and services from us and our competitors;

•	product and price competition;

•	our success in expanding our sales and marketing programs;

•	the availability and cost of system components;

•	delay of revenue recognition to future quarters due to an increase in the sale of our remote access SaaS services;

•	the length of sales cycles and installation processes;

•	changes in revenue recognition or other accounting guidelines employed by us and/or established by the Financial Accounting Standards Board or other rulemaking bodies;

•	accounting policies concerning the timing of recognition of revenue;

•	personnel changes; and

•	general market and economic factors.

Variations in our quarterly revenues may adversely affect our operating results. In each fiscal quarter, our expense levels, operating costs and hiring plans are based on projections of future revenues and are relatively fixed. Because a significant percentage of our expenses are relatively fixed, a variation in the timing of systems sales, implementations and installations can cause significant variations in operating results from quarter to quarter. As a result, we believe that interim period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Further, our historical operating results are not necessarily indicative of future performance for any particular period.

We currently recognize revenue pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 985-605, Software, Revenue Recognition, or ASC 985-605. ASC 985-605 summarizes the FASB’s views in applying generally accepted accounting principles to revenue recognition in financial statements. There can be no assurance that application and subsequent interpretations of this pronouncement will not further modify our revenue recognition policies, or that such modifications would not adversely affect our operating results reported in any particular quarter or year.

Due to all of the foregoing factors, it is possible that our operating results may be below the expectations of securities analysts and investors. In such event, the price of our common stock would likely be adversely affected.

Our common stock price has been volatile, which could result in substantial losses for investors purchasing shares of our common stock and in litigation against us.

Volatility may be caused by a number of factors including but not limited to:

•	actual or anticipated quarterly variations in operating results;

•	rumors about our performance, software solutions, or merger and acquisition activity;

•	changes in expectations of future financial performance or changes in estimates of securities analysts;

•	governmental regulatory action;

•	healthcare reform measures;

•	customer relationship developments;

•	purchases or sales of company stock;

•	changes occurring in the markets in general;

•	macroeconomic conditions, both nationally and internationally; and

•	other factors, many of which are beyond our control.

Furthermore, the stock market in general, and the market for software, healthcare and high technology companies in particular, has experienced significant volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of actual operating performance.

Moreover, in the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources.

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

Prior to December 13, 2011, we leased the 16.5 acres and all of our corporate campus buildings in Mobile, Alabama from a related party, C.P. Investments, Inc., an Alabama corporation. The stockholders of C.P. Investment include, among other persons, Michael K. Muscat, Jr., one of our executive officers, and his siblings, Ellen M. Harvey and Susan M. Slaton. Our leases with C.P. Investments, Inc. were terminated on December 13, 2011 in conjunction with our purchase of the property from C.P. Investments for $9.5 million. The 11.3 acres of undeveloped property is also directly owned by CPSI.

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

On May 13, 2009, we entered into a lease agreement with USA Research and Technology Corporation for temporary office space to conduct training for newly hired support staff. It is anticipated that the lease for this space will be vacated sometime in 2012.

On September 14, 2009, we entered into a lease agreement with 3725 Airport Boulevard, LP to house the majority of our Business Management Services employees. This lease consists of approximately 32,240 square feet and is located in Mobile, Alabama, approximately 5 miles from our corporate campus location.

On February 1, 2010, we entered into a lease agreement with 3725 Airport Boulevard, LP to lease additional space for our Business Management Services employees. This lease consists of approximately 11,240 square feet and is located in Mobile, Alabama, approximately 5 miles from our corporate campus location.

We anticipate that we will lease additional office space in 2012 in Alabama to house additional personnel, and that this additional office space, combined with our existing facilities, will be sufficient to meet our needs until the end of 2012 and beyond.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in routine litigation that arises in the ordinary course of business. We are not currently involved in any litigation that we believe could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for CPSI Common Stock

At March 9, 2012, CPSI had 78 stockholders of record (which does not include the number of beneficial owners whose shares are held in “street” names by broker-dealers and other nominees who are the record holders) and 11,063,220 shares of common stock outstanding.

CPSI common stock is listed on the NASDAQ Global Select Market under the symbol “CPSI.” The following table sets forth, for the calendar quarters indicated, the high and low sales prices per share for CPSI’s common stock on the NASDAQ Global Select Market, and the cash dividends declared per share in each such quarter:

	High	Low	Dividends Declared Per Share
2011
First Quarter	$64.39	$43.32	$0.36
Second Quarter	66.00	51.68	0.36
Third Quarter	79.06	56.78	0.36
Fourth Quarter	74.62	41.80	0.46
2010
First Quarter	$49.37	$33.92	$0.36
Second Quarter	47.26	36.15	0.36
Third Quarter	46.35	38.60	0.36
Fourth Quarter	49.49	41.28	0.36

The last reported sales price of CPSI’s common stock as reported on the NASDAQ Global Select Market on March 9, 2012 was $62.15.

Dividends

During 2011 and 2010 we paid a quarterly dividend in the amount of $0.36 per share. On January 23, 2012 we announced a dividend for the first quarter of 2012 in the amount of $0.46 per share. We believe that paying dividends is an effective way of providing an investment return to our stockholders and a beneficial use of our cash. However, the declaration of dividends by CPSI is subject to the discretion of our Board of Directors. Our Board of Directors will take into account such matters as general business conditions, our financial results and such other factors as our Board of Directors may deem relevant.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands except for share and per share data)
INCOME DATA:
Total sales revenue	$173,476	$153,247	$127,742	$119,664	$110,013
Total costs of sales	94,065	88,863	74,483	66,443	63,257

Gross profit	79,411	64,384	53,259	53,221	46,756
Total operating expenses	38,116	35,287	29,890	29,510	27,708

Operating income	41,295	29,097	23,369	23,711	19,048
Total other income	667	674	728	940	1,203

Income before taxes	41,962	29,771	24,097	24,651	20,251
Income taxes	16,129	11,033	8,914	9,213	7,335

Net Income	$25,833	$18,738	$15,183	$15,438	$12,916

Net income per share—basic	$2.34	$1.71	$1.39	$1.42	$1.20

Net income per share—diluted	$2.34	$1.71	$1.39	$1.42	$1.19

Weighted average shares outstanding:
Basic	11,033,804	10,962,874	10,953,747	10,849,060	10,795,013
Diluted	11,033,804	10,962,874	10,955,167	10,867,669	10,837,817

	As of December 31,
	2011	2010	2009	2008	2007
BALANCE SHEET DATA
Cash and cash equivalents	$6,664	$2,940	$4,387	$11,744	$11,806
Working capital	37,498	35,135	34,426	33,223	31,118
Total assets	75,645	62,735	54,450	52,867	50,408
Total current liabilities	16,671	14,485	11,247	11,852	11,459
Total stockholders’ equity	57,384	46,464	42,691	40,559	38,378

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Background

CPSI was founded in 1979 and specializes in delivering comprehensive healthcare information systems and related services to community hospitals. Our systems and services are designed to support the primary functional areas of a hospital and to enhance access to necessary financial and clinical information. Our comprehensive system enables healthcare providers to improve clinical, financial and administrative processes and outcomes. Our products and services provide solutions in key areas, including patient management, financial management, patient care and clinical, enterprise and office automation. In addition to servicing small to medium-sized hospitals, we provide information technology services to other related entities in the healthcare industry, such as nursing homes, home health agencies and physician clinics.

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

Our system currently is installed and operating in over 650 hospitals in 45 states and the District of Columbia. Our customers consist of community hospitals with 300 or fewer acute care beds, with hospitals having 100 or fewer acute care beds comprising approximately 94% of our customers.

Management Overview

We primarily seek revenue growth through sales of healthcare information technology systems and related services to existing and new customers within our historic target market. Our strategy has produced consistent revenue growth over the long-term, as reflected in five-and ten-year compounded annual growth rates in revenues of approximately 8.4% and 11.3%, respectively. Selling new and additional products and services to our existing customer base is an important part of CPSI’s future revenue growth. We believe that as our customer base grows, the demand for additional products and services, including business management services, will also continue to grow, supporting further increases in recurring revenues. We also expect to drive revenue growth from new product development that we may generate from our research and development activities.

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

As a result of the recent economic recession and the uncertainty surrounding the credit markets and tightened lending standards, hospitals have experienced reduced availability of third party credit and an overall reduction in their investment portfolios. In addition, healthcare organizations with a large dependency on Medicare and Medicaid populations, such as community based hospitals, have been impacted by the challenging financial condition of the federal government and many state governments and government programs. Accordingly, we recognize that prospective hospital customers often do not have the necessary capital to make investments in information technology. Additionally, in response to these challenges, hospitals have become more selective regarding where they invest capital, resulting in a focus on strategic spending that generates a return on their investment. Despite the current economic environment, we believe healthcare information technology is often viewed as more strategic to hospitals than other possible purchases because the technology offers the possibility of a quick return on investment. Information technology also plays an important role in healthcare by improving safety and efficiency and reducing cost. Additionally, we believe most hospitals recognize that they must invest in healthcare information technology to meet current and future regulatory, compliance and government reimbursement requirements.

We have experienced an increase in customers seeking financing arrangements from us over the past four years for system installations as a result of ongoing economic conditions and the uncertainty surrounding the credit markets and tightened lending standards. Historically, we have made financing arrangements available to customers on a case-by-case basis depending upon various aspects of the proposed contract and customer attributes. These financing arrangements include short-term payment plans, longer-term lease financing through us or third-party financing companies, and Software as a Service (SaaS) arrangements. We intend to continue to work with prospective customers to provide for financing arrangements to purchase our systems so long as such arrangements do not adversely affect our financial position and liquidity. We believe that meeting the financial needs of community-based hospitals while allowing for the profitable expansion of our footprint in this market will remain both an opportunity and a challenge for us in the foreseeable future.

Despite the current challenging economic conditions generally, including the uncertainty surrounding credit markets and tightened lending standards, we have not experienced a decline in demand for our products and services and our collections of receivables remains consistent with historical trends.

American Recovery and Reinvestment Act of 2009

While the ongoing challenging economic conditions and uncertainty surrounding credit markets and tightend lending standards have impacted and could continue to impact the community hospitals that comprise our target market, we believe that the American Recovery and Reinvestment Act of 2009 (the “ARRA”), has increased and will continue to increase demand for healthcare information technology and will have a positive impact on our business prospects through the next few years. The ARRA includes more than $19 billion in funding to aid healthcare organizations in modernizing their operations through the acquisition and wide-spread use of healthcare information technology. Included in the funding is approximately $17.2 billion in incentives through Medicare and Medicaid reimbursement systems to encourage and assist healthcare providers in adopting and using electronic health records (“EHRs”). These incentive payments began in February 2011 and are expected to last through 2015. If an eligible healthcare provider does not begin to demonstrate meaningful use of EHRs by 2015, then reimbursement under Medicare will begin to be reduced. Our hospital customers began receiving these incentive payments under the ARRA in February 2011. Through January 2012, approximately 109 of our hospital customers had received payments for EHR adoption totaling more than $100 million.

We have been focused on ensuring that we take the necessary steps to meet the needs of community hospitals to help them gain access to the incentives made available under the ARRA. Primary among those steps was ensuring that our technology meets the ARRA’s EHR certification requirements. During 2010, both our hospital and medical practice EHR solutions were certified as a complete EHR by CCHIT®. Receiving this certification for both our hospital and ambulatory EHR products ensures that both hospitals and providers using our EHR systems can attain “meaningful use” of EHRs and qualify for ARRA reimbursements. As a result of our obtaining this certification, the ARRA has had and should continue to have a positive impact on our business and the businesses of the community hospitals that comprise our target market.

Health Care Reform

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, collectively referred to as the “Health Reform Laws.” This sweeping legislation implements changes to the healthcare and health insurance industries over the next several years through 2015, with the ultimate goal of requiring substantially all U.S. citizens and legal residents to have qualifying health insurance coverage by 2014 and providing the means by which it will be made available to them. We anticipate that the Health Reform Laws will have little direct impact on our internal operation but may have a significant impact on the business of our hospital customers. We have not been able to determine at this point whether the impact will be positive, negative or neutral; however, it is likely that the Health Reform Laws will affect hospitals differently depending upon the populations they service. Community hospitals typically service higher uninsured populations than larger urban hospitals and rely more heavily on Medicare and Medicaid for reimbursement. It remains to be seen whether the increase in the insured populations for community hospitals, as well as the increase in Medicare and Medicaid reimbursements under ARRA for hospitals that implement EHR technology, will be enough to offset proposed cuts in Medicare and Medicaid reimbursements contained in the Health Reform Laws.

We believe healthcare initiatives will continue during the foreseeable future. If adopted, some aspects of previously proposed reforms, such as further reductions in Medicare and Medicaid payments, could adversely affect the businesses of our customers and thereby harm our business.

Deficit Reduction

President Obama signed legislation on August 2, 2011, the Budget Control Act of 2011, to increase the U.S. debt ceiling. This legislation imposed significant cuts in federal spending over the next decade, as the special bipartisan Congressional committee appointed under the legislation failed to take any action on deficit reduction. Our hospital customers rely heavily on Medicare and Medicaid programs to fund their operations. Any cuts to these programs could negatively affect the business of our customers and our business.

2011 Financial Overview

Our gross revenues increased 13.2%, while our net income increased 37.9%. Cash flow from operations increased 70.8% due to an increase in net income and other liabilities, along with decreases in accounts receivable. We continued to experience increased levels of customers seeking financing arrangements for system installation during the year due to continued challenging economic conditions and unavailability of third-party credit. We will grant financing arrangements to customers on a case-by-case basis depending upon various aspects of the proposed contract and customer attributes. While our operating cash flows increased during the year, we utilized $9.5 million of these funds to purchase our corporate headquarters that we had been leasing for the past 20 years. We have maintained a strong cash position that we believe is sufficient to meet our operating requirements. We believe that a strong cash position enables us to compete better in the marketplace and maintain the quality of our customer service and product offerings.

Revenues

The Company allocates revenue to its multiple element arrangements, including software and software-related services based on a hierarchy of evidence to support selling prices in accordance with generally accepted accounting principles. Revenue from general support agreements for post-contract support services (support and maintenance) and information technology management and professional services are recognized by the Company ratably over the term of the agreement.

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

Reference is made to Note 2 to the financial statements for additional discussion of our revenue recognition policies.

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

Our employees that perform system installations also provide support and maintenance services. We allocate their time equally between the two functions to provide them with an equal amount of time at home providing support services versus travelling away from home performing system installations. As such, salary related expenses are allocated between cost of system sales and cost of support and maintenance services based upon an estimate of the percentage of time employees spend performing each function. We had 572 software installation and support employees as of December 31, 2011 compared to 505 as of December 31, 2010.

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

Results of Operations

The following table sets forth certain items included in our results of operations for each of the three years in the period ended December 31, 2011, expressed as a percentage of our total revenues for these periods (dollar amounts in thousands):

	Year Ended December 31,
	2011		2010		2009
	Amount	% Sales	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
System sales	$70,644	40.7%	$61,253	40.0%	$42,455	33.2%
Support and maintenance	67,557	38.9%	59,259	38.7%	55,885	43.7%
Business management services	35,275	20.3%	32,735	21.4%	29,402	23.0%

Total sales revenues	173,476	100.0%	153,247	100.0%	127,742	100.0%
Costs of sales:
System sales	47,603	27.4%	46,801	30.6%	35,822	28.1%
Support and maintenance	27,239	15.7%	23,923	15.6%	21,628	16.9%
Business management services	19,223	11.1%	18,139	11.8%	17,033	13.3%

Total costs of sales	94,065	54.2%	88,863	58.0%	74,483	58.3%

Gross profit	79,411	45.8%	64,384	42.0%	53,259	41.7%
Operating expenses:
Sales and marketing	13,413	7.8%	11,605	7.7%	9,081	7.2%
General and administrative	24,703	14.2%	23,682	15.5%	20,809	16.3%

Total operating expenses	38,116	22.0%	35,287	23.0%	29,890	23.4%

Operating income	41,295	23.8%	29,097	19.0%	23,369	18.3%
Other income (expense):
Interest income	667	0.4%	674	0.4%	728	0.6%

Total other income	667	0.4%	674	0.4%	728	0.6%

Income before taxes	41,962	24.2%	29,771	19.4%	24,097	18.9%
Income taxes	16,129	9.3%	11,033	7.2%	8,914	7.0%

Net Income	$25,833	14.9%	$18,738	12.2%	$15,183	11.9%

2011 Compared to 2010

Revenues. Total revenues increased by 13.2%, or $20.2 million. This was largely attributable to an increase in system sales of clinical applications to existing customers attempting to attain “meaningful use” of EHRs under the ARRA, as well as an increase in support fees for these added clinical applications.

System sales revenues increased by 15.3%, or $9.4 million. We completed financial and patient software system installations at 17 new hospital clients in 2011, compared to installations at 44 new hospital clients in 2010. System sales to existing customers in 2011 was 75.4% of total revenues as compared to 64.0% for 2010. We encountered many hospitals deferring IT system purchases in 2011 until they had further information regarding reimbursement of these expenditures under the ARRA. This deferral resulted in fewer system installations in 2011. Despite the reduction of new system installations, we were still able to increase revenues due to high levels of clinical application installations by our existing customers in order to meet the meaningful use provisions of the ARRA.

Support and maintenance revenues increased by 14.0%, or $8.3 million. The increase in revenues was primarily attributable to an increase in customers adding clinical systems which require additional support and maintenance services. We had 657 customers at December 31, 2011, compared to 670 at December 31, 2010, due to the loss in 2011 of a hospital syndicate with multiple facilities. SaaS revenues increased by 177.4%, or $1.4 million, while ISP services revenues did not change significantly from 2010. We had 17 customers with SaaS agreements at December 31, 2011 compared to 12 at December 31, 2010. We had 4 customers buy out their SaaS agreements during 2011, which contributed $1.3 million to system sales revenue in 2011.

Business management service revenues increased by 7.8%, or $2.5 million. This increase was due to the following: a 15.7%, or $1.3 million, increase in private pay receivable management services, a 5.1%, or $0.5 million, increase in electronic billing and statement outsourcing services, and a 27.3%, or $0.7 million, increase in eligibility and medical necessity checking services and connection fees. We were providing our full suite of business management services to 33 customers at December 31, 2011, compared to 30 customers at December 31, 2010.

Costs of Sales. Total costs of sales increased by 5.9%, or $5.2 million. As a percentage of revenues, cost of sales decreased to 54.2% from 58.0%.

Cost of system sales increased by 1.7%, or $0.8 million. The gross margin on system sales increased to 32.6% from 23.6%. As a percentage of system sales, payroll and related expenses remained relatively stable at 34.1% compared to 34.9% in 2010; travel expense decreased to 15.2% from 16.5%; cost of software increased to 4.5% compared to 4.2%; and cost of equipment decreased to 12.4% compared to 19.2% in 2010, as add-on sales generally require less equipment investment. Year-over-year, payroll and related costs increased 13.1%, or $2.8 million, cost of equipment decreased 25.5%, or $3.0 million, cost of software increased 23.1%, or $0.6 million, and travel and related costs increased 6.4%, or $0.6 million.

Cost of support and maintenance increased 13.9%, or $3.3 million. The gross margin on support and maintenance revenues remained stable at 59.7% compared to 59.6% for 2010. Year-over-year, the increase in the cost of support and maintenance was due to an increase in payroll and related costs of 16.4%, or $3.4 million, as the result of additional personnel.

Our costs associated with business management services increased 6.0%, or $1.1 million. The gross margin on business management services increased to 45.5% compared to 44.6% for 2010 due to economies of scale of our existing business management staff across a larger customer base. Payroll and related expenses increased $1.6 million due to additional employees, which was offset by a $0.8 million decrease in temporary labor expense. Occupancy costs increased $0.3 million due to a full year of rent expense in the new facility to house our business management service personnel that opened in June 2010.

Sales and Marketing Expenses. Sales and marketing expenses increased 15.6%, or $1.8 million. The increase was attributable to increased sales commission expense and increased salaries as a result of additional personnel. Advertising expenses increased approximately $0.3 million as the result of a corporate logo change and related expenses.

General and Administrative Expenses. General and administrative expenses increased 4.3%, or $1.0 million. Bad debt expense increased $0.4 million, as the Company changed its calculation of allowance for bad debt in order to better reflect historical experience. Depreciation expense increased 48.1%, or $0.6 million, as the result of a full year of depreciation of our new business management services facility and the depreciation of our corporate headquarters facility, which we purchased on December 13, 2011. Group health insurance expense decreased slightly by $0.2 million during 2011 as the result of positive claims experience. Expenses related to our customer user group decreased by $0.5 million due to our hosting of this group’s annual convention in Mobile, Alabama in 2011 rather than in Chicago, Illinois in 2010.

As a result of the foregoing factors, income before taxes increased by 40.9%, or $12.2 million.

Income Taxes. Our effective income tax rate for the years ended December 31, 2011 and 2010 was 38.4% and 37.1%, respectively. We utilized research and development tax credits to lower our effective tax rate in 2011 and 2010. We anticipate our effective income tax rate in 2012 to be approximately 38%.

2010 Compared to 2009

Revenues. Total revenues increased by 20.0%, or $25.5 million. This was largely attributable to an increase in system sales of clinical applications to existing customers attempting to attain “meaningful use” of EHRs under the ARRA.

System sales revenues increased by 44.3%, or $18.8 million. We completed financial and patient software system installations at 44 new hospital clients in 2010, compared to installations at 33 new hospital clients in 2009. System sales to existing customers in 2010 was 64.0% of total revenues as compared to 66.8% for 2009.

Support and maintenance revenues increased by 6.0%, or $3.4 million. The increase in revenues from support and maintenance was attributable to an increase in recurring revenues as a result of additional support and maintenance services to existing customers. We had 670 customers at December 31, 2010, compared to 652 at December 31, 2009. SaaS revenues increased by 15.53%, or $0.4 million, while ISP services revenues declined slightly during the year. We had 12 customers with SaaS agreements at December 31, 2010 compared to 0 at December 31, 2009.

Business management service revenues increased by 11.3%, or $3.3 million. Business management service revenues increased as a result of continued growth in accounts receivable management, insurance follow-up and contract management services. Electronic billing revenues increased 3.6%, or $0.1million, and business office services increased 16.4%, or $3.0 million. We were providing our full suite of business management services to 30 customers at December 31, 2010, compared to 26 customers at December 31, 2009.

Costs of Sales. Total costs of sales increased by 19.3%, or $14.4 million. As a percentage of revenues, cost of sales decreased slightly to 58.0% from 58.3%.

Cost of system sales increased by 30.6%, or $11.0 million. The increase in cost of system sales was due to an increase in system installations during the year. The gross margin on system sales increased to 23.6% from 15.6%. As a percentage of system sales, payroll and related expenses decreased to 34.9% from 43.9% as a result of higher utilization of employees performing system installations versus support and maintenance; travel expense decreased to 16.5% from 17.3%; cost of software as a percentage of system sales increased to 4.2% from 2.6% due to the purchase of additional third-party software licenses in 2010 to add functionality to our customers’ operating system environments; and cost of equipment as a percentage of system sales increased to 19.2% compared to 18.8%, due to increased supplier prices. Year over year, payroll and related costs increased 14.8%, or $2.8 million, cost of equipment increased 47.5%, or $3.9 million, cost of software increased 132.5%, or $1.5 million, and travel and related costs increased 38.1%, or $2.8 million.

Cost of support and maintenance increased 10.6%, or $2.3 million. The gross margin on support and maintenance revenues decreased to 59.6% from 61.3% . Year over year, the increase in the cost of support and maintenance was due to an increase in payroll and related costs of 14.2%, or $2.6 million, as the result of additional personnel. Because the same employee groups that perform system installations also provide support and maintenance services, the gross margins for the two services can fluctuate inversely as employees spend more time performing system installations, while the allocation of their salaries remains the same.

Our costs associated with business management services increased 6.5%, or $1.1 million. The gross margin on business management services increased to 44.6% from 42.1% due to the realization of economies of scale of our existing business management staff across a larger customer base. Payroll and related expenses increased $0.5 million due to additional employees hired to support our growing business office management services. Occupancy costs increased $0.3 million due to the opening of our new facility to house our business management service in June 2010. Postage costs increased $0.1 million as a result of a postage rate increase in May 2010.

Sales and Marketing Expenses. Sales and marketing expenses increased 27.8%, or $2.5 million. The increase was attributable to increased sales commission expense.

General and Administrative Expenses. General and administrative expenses increased 13.8%, or $2.8 million. Group health insurance expense increased $0.8 million during the year as the result of negative claims experience. We began an employee wellness program in 2009 to hopefully stem the trend of increasing health care costs. Expenses for this program cost approximately $0.2 million in 2010. Legal and accounting expense increased $0.4 million during the year as the result of a non-recurring expense related to an internal investigation conducted by the Company in 2010. Expenses related to our customer user group increased $0.3 million due to the hosting of its annual convention in a more expensive location in 2010.

As a result of the foregoing factors, income before taxes increased by 23.5%, or $5.7 million.

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

Liquidity and Capital Resources

As of December 31, 2011, we had $6.7 million in cash and cash equivalents and $16.5 million in investments. Management believes that cash and investments plus cash generated from our normal operating activities should be adequate to fund our business through the remainder of 2012. Our principal source of liquidity has been cash provided by operating activities. Cash provided by operating activities has been used primarily to fund the growth in our business and return cash to our shareholders in the form of dividends. Because of our cash position, our Board of Directors decided to begin paying a quarterly dividend in 2003. We declared and paid dividends in the aggregate amount of $15.9 million in 2011, $15.8 million in 2010 and $15.8 million in 2009. We believe that paying dividends is an effective way of providing an investment return to our stockholders and a beneficial use of our cash. However, the declaration of dividends by CPSI is subject to the discretion of our Board of Directors. Our Board of Directors will continue to take into account such matters as general business conditions, our financial results and such other factors as our Board of Directors may deem relevant.

Net cash provided by operating activities totaled $33.5 million, $19.6 million and $8.8 million for 2011, 2010 and 2009, respectively. The increase in net cash provided by operating activities in 2011 predominantly resulted from an increase in net income, a decrease in receivables and an increase in other liabilities.

Net cash used in investing activities totaled $14.0 million, $5.3 million and $2.2 million for 2011, 2010 and 2009, respectively. In 2011, we purchased $10.8 million of property and equipment, $9.5 million of which related to the purchase of our corporate headquarters which we had previously been leasing. In 2010, we spent approximately $3.0 million for the build-out and furnishing of our new business management services operations facility. We also purchased investments in the net amount of $0.2 million in 2011 which are classified as available for sale. In 2011, we had net purchases of investments in the amount of $3.2 million which are classified as available for sale. We anticipate the need for approximately $3.0 million to $4.0 million in capital expenditures for 2012, including $2.0 million for the addition of office space in Alabama.

Net cash used in financing activities totaled $15.8 million, $15.8 million and $14.0 million for 2011, 2010 and 2009, respectively. We declared and paid dividends in the aggregate amount of $15.9 million, $15.8 million and $15.8 million during 2011, 2010 and 2009, respectively. During 2009, we received proceeds of $1.3 million and a tax benefit of $0.4 million from the exercise of employee stock options.

Our days sales outstanding, which represents the average collection time for accounts receivable, for the years 2011, 2010 and 2009 were 45, 60 and 56 days, respectively.

We currently do not have a bank line of credit or other credit facility in place. Because we have no debt, we are not subject to contractual restrictions or other influences on our operations, such as payment demands and restrictions on the use of operating funds that are typically associated with debt. If we borrow money in the future, we will likely be subject to operating and financial covenants that could limit our ability to operate as profitably as we have in the past. Defaults under applicable loan agreements could result in the demand by lenders for immediate payment of substantial funds and substantial restrictions on expenditures, among other things. Due to the current economic recession and uncertainty surrounding credit markets and tightened lending standards, additional capital, if needed, may not be available on terms favorable to the Company, or at all.

Related Party Transactions

On December 13, 2011, we purchased our corporate campus headquarters, including 16.5 acres of land on which the headquarters is located, in Mobile, Alabama from a related party, C.P. Investments, Inc., an Alabama corporation, for $9.5 million. The stockholders of C.P. Investment include, among others, Michael K. Muscat, Jr., who is one of our executive officers, and his siblings, Ellen M. Harvey and Susan M. Slaton. Prior to the purchase, we leased the facilities from C.P. Investments, Inc. In 2011, we made total lease payments in the amount of $1,900,810 to C.P. Investments, Inc. These lease agreements were all cancelled simultaneously with the purchase. The purchase price for the corporate campus headquarters and 16.5 acres of land was determined following receipt of three separate independent third-party appraisals of the property.

Contractual Obligations

Our real estate leases are the only material contractual obligations requiring payments in the future. Our payments under these leases subsequent to December 31, 2011, are set forth below:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Operating lease obligations	$1,599,594	517,921	904,802	176,871	—

The table above excludes any amounts related to the $731,346 of unrecognized tax benefit as the Company cannot make a reasonably reliable estimate of the periods of cash settlements with the respective taxing authorities. See Note 5 to the financial statements for additional information.

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

The lease has an initial term of five years and continues from year-to-year thereafter until terminated. We are contingently liable as guarantor under the lease such that, if at any time prior to the termination of the lease, Solis Healthcare (i) enters into bankruptcy or (ii) defaults for more than 60 days in its payments or performance under the lease, we will be obligated to perform under the guaranty by making the required lease payments, including late fees and penalties. The guaranty runs for the entire term of the lease; however, the maximum potential amount of future payments that we would be required to make to Winthrop under the guaranty is $933,360, the balance of the lease as of December 31, 2011, plus any fees and costs that Winthrop incurs in collecting amounts due under the lease (including attorney’s fees and costs). Due to the contingent nature of the guaranty, the maximum amount of the guaranty is not recorded on our balance sheet; however, when necessary, we record reserves to cover potential losses. A liability in the amount of $27,943, the amortized fair value of the guaranty, is recorded on our balance sheet as an other accrued liability at December 31, 2011. See Note 11 to the financial statements for additional information.

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

Revenue Recognition. We recognize revenue in accordance with the accounting principles required by the Software topic and Revenue Recognition subtopic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”) and those prescribed by the SEC. These standards require that four basic criteria must be met before revenues can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on our judgment regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Once the above criteria have been met, we allocate revenue to our products and services based on their relative selling prices. Should changes in conditions cause us to determine the above criteria are not met for certain future transactions, revenues recognized for any reporting period could be adversely affected. See Note 2 to the financial statements for further discussion of our revenue recognition policies.

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

Allowance for Credit Losses. The Company leases its information and patient care systems to certain healthcare providers under sales-type leases. The Company establishes an allowance for credit losses for these financing receivables based on the historical level of customer defaults under such financing arrangements. Reference is made to Note 8 to the financial statements for further information about our financing receivables.

Stock-Based Compensation. The Company accounts for stock-based compensation according to the FASB Codification topic, Compensation – Stock Compensation. Stock-based compensation is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. See Note 6 to the financial statements for further discussion of the impact on the Company’s earnings.

Estimates. The Company uses estimates to record certain transactions and liabilities. These estimates are generally based on management’s best judgment, past experience, and utilization of third party services such as actuarial and other expert services. Because these estimates are subjective and variable, actual results could differ significantly from these estimates. Significant estimates included in our financial statements include those for self-insurance reserves under our health insurance plan, reserves for uncertain tax positions, bad debt and credit allowances, legal liability exposure or lack thereof, and accrued expenses.

Backlog

Backlog consists of revenues we reasonably expect to recognize over the next twelve months under existing contracts. The revenues to be recognized may relate to a combination of one-time fees for system sales, and recurring fees for support, business management, SaaS and ISP services. As of December 31, 2011, we had a twelve-month backlog of approximately $35 million in connection with non-recurring system purchases and approximately $103 million in connection with recurring payments under support, business management and SaaS contracts. Our backlog increase is the result of new contracts signed in 2011 to be installed in 2012, as well as an increase in our customer base for recurring business.

Quantitative and Qualitative Disclosures about Market and Interest Rate Risk

Our exposure to market risk relates primarily to the potential change in the value of our investment portfolio as a result of fluctuations in interest rates. The primary purpose of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk of loss. As of December 31, 2011, our investment portfolio consisted of a variety of financial instruments, including, but not limited to, money market securities and high quality government and corporate obligations. It is our intent to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk, and reinvestment risk. We do not hold financial instruments for trading or other speculative purposes. The securities in our investment portfolio are classified as available-for-sale and, consequently, are recorded on our balance sheet as a current asset at fair market value with their unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

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

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of December 31, 2011 and 2010.

	Aggregate Fair Value		Weighted Average Interest Rate
	2011	2010	2011	2010
Cash and Cash Equivalents:
Cash	$6,664,482	$2,939,839	0.00%	0.00%

Total cash and cash equivalents	$6,664,482	$2,939,839

Short-Term Investments:(1)
Accrued income	$102,510	$119,574	0.00%	0.00%
Money market funds	1,474,680	71,782	0.19%	0.22%
U.S. Treasury bills	—	330,000	—	0.21%
Obligations of the U.S. Treasury, U.S Government corporations and agencies	3,865,906	1,875,448	0.77%	2.20%
Corporate bonds	4,302,715	2,686,791	4.33%	4.67%

Total short-term investments	$9,745,811	$5,083,595

Long-Term Investments:(2)
Obligations of the U.S. Treasury, U.S Government corporations and agencies	$2,089,984	$3,350,091	1.74%	0.82%
Mortgage backed securities	102,832	121,571	2.00%	5.00%
Corporate debt securities	4,548,061	4,846,666	3.36%	4.36%

Total long-term investments	$6,740,877	$8,318,328

(1)	Reflects instruments with a contractual maturity of less than one year.
(2)	Reflects instruments with a contractual maturity of one year or more.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts	68

All other schedules to the financial statements required by Article 9 of Regulation S-X are not applicable and therefore have been omitted.

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

Management assessed the effectiveness of CPSI’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management believes that CPSI maintained effective internal control over financial reporting as of December 31, 2011.

The independent registered public accounting firm, Grant Thornton LLP, has audited the financial statements as of and for the year ended December 31, 2011, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting included in this report on page 48.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENTS

To the Board of Directors and Shareholders

Computer Programs and Systems, Inc.:

We have audited the accompanying balance sheets of Computer Programs and Systems, Inc. (a Delaware corporation) as of December 31, 2011 and 2010, and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 8. These financial statements and financial statement schedule are the responsibility of Computer Programs and Systems, Inc.’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Computer Programs and Systems, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Computer Programs and Systems, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Atlanta, Georgia

March 12, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of

Computer Programs and Systems Inc.:

We have audited Computer Programs and Systems, Inc.’s (a Delaware Corporation) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Computer Programs and Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Computer Programs and Systems, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Computer Programs and Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Computer Programs and Systems, Inc. as of December 31, 2011 and 2010 and the related statements of income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 12, 2012, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Atlanta, Georgia

March 12, 2012

COMPUTER PROGRAMS AND SYSTEMS, INC.

Balance Sheets

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$6,664,482	$2,939,839
Investments	16,486,688	13,401,923
Accounts receivable, net of allowance for doubtful accounts of $1,276,000 and $969,000, respectively	21,521,260	25,472,529
Financing receivables, current portion, net	3,780,621	3,114,201
Inventories	1,838,937	1,782,743
Deferred tax assets	2,543,624	2,244,299
Prepaid income taxes	834,750	102,250
Prepaid expenses	498,172	562,210

Total current assets	54,168,534	49,619,994
Property and equipment
Land	2,848,276	936,026
Buildings and improvements	8,779,673	—
Maintenance equipment	4,638,219	4,248,439
Computer equipment	9,391,704	8,305,850
Leasehold improvements	1,937,524	3,068,854
Office furniture and equipment	2,959,534	2,858,967
Automobiles	190,542	158,042

	30,745,472	19,576,178
Less accumulated depreciation	(13,326,241)	(10,893,120)

Property and equipment, net	17,419,231	8,683,058
Financing receivables	4,056,748	4,432,277

Total assets	$75,644,513	$62,735,329

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,469,157	$2,617,377
Deferred revenue	5,589,792	4,469,507
Accrued vacation	3,211,693	2,951,841
Other accrued liabilities	5,399,996	4,446,727

Total current liabilities	16,670,638	14,485,452

Deferred tax liabilities	1,589,838	1,785,854

Stockholders’ equity:
Common stock, $0.001 par value; 30,000,000 shares authorized; 11,063,220 and 10,962,874 shares issued and outstanding	11,063	10,963
Additional paid-in capital	31,582,108	30,549,149
Accumulated other comprehensive income	7,380	58,903
Retained earnings	25,783,486	15,845,008

Total stockholders’ equity	57,384,037	46,464,023

Total liabilities and stockholders’ equity	$75,644,513	$62,735,329

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Statements of Income

	Year ended December 31,
	2011	2010	2009
Sales revenues:
System sales	$70,643,877	$61,252,949	$42,455,364
Support and maintenance	67,557,386	59,259,133	55,884,446
Business management services	35,275,081	32,735,162	29,402,215

Total sales revenues	173,476,344	153,247,244	127,742,025

Costs of sales:
System sales	47,602,817	46,800,755	35,821,890
Support and maintenance	27,238,779	23,923,099	21,627,822
Business management services	19,223,543	18,139,259	17,033,502

Total costs of sales	94,065,139	88,863,113	74,483,214

Gross profit	79,411,205	64,384,131	53,258,811

Operating expenses:
Sales and marketing	13,413,587	11,605,123	9,081,393
General and administrative	24,702,679	23,681,584	20,808,616

Total operating expenses	38,116,266	35,286,707	29,890,009

Operating income	41,294,939	29,097,424	23,368,802

Other income:
Interest income	667,564	673,224	727,816
Income before taxes	41,962,503	29,770,648	24,096,618
Income taxes	16,129,113	11,032,795	8,913,335

Net income	$25,833,390	$18,737,853	$15,183,283

Net income per share - basic	$2.34	$1.71	$1.39

Net income per share - diluted	$2.34	$1.71	$1.39

Weighted average shares outstanding
Basic	11,033,804	10,962,874	10,953,747
Diluted	11,033,804	10,962,874	10,955,167

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Statements of Stockholders’ Equity

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income(Loss)	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2008	10,893,751	$10,894	$27,006,573	$56,715	$13,484,988	$40,559,170
Net income	—	—	—	—	15,183,283	15,183,283
Issuance of common stock	79,006	79	1,303,520	—	—	1,303,599
Unrealized gain on investments held for sale,net of tax	—	—	—	43,388	—	43,388
Stock-based compensation	—	—	919,980	—	—	919,980
Dividends	—	—	—	—	(15,767,461)	(15,767,461)
Income tax benefit from restricted stock dividends	—	—	30,482	—	—	30,482
Income tax benefit from stock option exercises	—	—	418,830	—	—	418,830

Balance at December 31, 2009	10,972,757	$10,973	$29,679,385	$100,103	$12,900,810	$42,691,271

Net income	—	—	—	—	18,737,853	18,737,853
Forefeiture of common stock	(9,883)	(10)	10	—	—	—
Unrealized loss on investments held for sale,net of tax	—	—	—	(41,200)	—	(41,200)
Stock-based compensation	—	—	855,819	—	—	855,819
Dividends	—	—	—	—	(15,793,655)	(15,793,655)
Income tax benefit from restricted stock dividends	—	—	13,935	—	—	13,935

Balance at December 31, 2010	10,962,874	$10,963	$30,549,149	$58,903	$15,845,008	$46,464,023

Net income	—	—	—	—	25,833,390	25,833,390
Unrealized loss on investments held for sale,net of tax	—	—	—	(51,523)	—	(51,523)
Issuance of restricted stock	100,346	100	(100)	—	—	—
Stock-based compensation	—	—	928,224	—	—	928,224
Dividends	—	—	—	—	(15,894,912)	(15,894,912)
Income tax benefit from restricted stock dividends	—	—	42,266	—	—	42,266
Income tax benefit from restricted stock	—	—	62,569	—	—	62,569

Balance at December 31, 2011	11,063,220	$11,063	$31,582,108	$7,380	$25,783,486	$57,384,037

See accompanying notes

COMPUTER PROGRAMS AND SYSTEMS, INC.

Statements of Cash Flows

	Year ended December 31,
	2011	2010	2009
Operating Activities
Net income	$25,833,390	$18,737,853	$15,183,283
Adjustments to net income:
Provision for bad debt	1,436,549	1,077,250	1,076,491
Deferred taxes	(452,891)	572,890	(166,942)
Stock based compensation	928,224	855,819	919,980
Income tax benefit from stock option exercises	—	—	(418,830)
Income tax benefit from restricted stock	(62,569)	—	—
Income tax benefit from restricted stock dividends	(42,266)	(13,935)	(30,482)
Depreciation	2,500,324	1,853,724	1,772,327
Changes in operating assets and liabilities:
Accounts receivable	3,014,205	(6,843,741)	(4,948,268)
Financing receivables	(790,376)	(251,022)	(2,192,199)
Inventories	(445,974)	(508,044)	(1,475,326)
Prepaid expenses	64,038	143,271	(204,216)
Accounts payable	(148,220)	405,292	382,580
Deferred revenue	1,120,285	886,637	(145,487)
Other liabilities	1,213,121	1,946,176	(841,270)
Income taxes payable	(627,665)	779,510	(99,360)

Net cash provided by operating activities	33,540,175	19,641,680	8,812,281

Investing Activities
Purchases of property and equipment	(10,846,717)	(5,092,047)	(829,103)
Purchases of investments	(3,178,738)	(216,837)	(2,826,331)
Sale of investments	—	—	1,500,000

Net cash used in investing activities	(14,025,455)	(5,308,884)	(2,155,434)

Financing Activities
Proceeds from exercise of stock options, net	—	—	1,303,599
Dividends paid	(15,894,912)	(15,793,655)	(15,767,461)
Income tax benefit from stock option exercises	—	—	418,830
Income tax benefit from restricted stock	62,569	—	—
Income tax benefit from restricted stock dividends	42,266	13,935	30,482

Net cash used in financing activities	(15,790,077)	(15,779,720)	(14,014,550)

Increase (Decrease) in cash and cash equivalents	3,724,643	(1,446,924)	(7,357,703)

Cash and cash equivalents at beginning of year	2,939,839	4,386,763	11,744,466

Cash and cash equivalents at end of year	$6,664,482	$2,939,839	$4,386,763

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$17,146,023	$9,513,193	$8,759,003
Reclassification of inventory to property and equipment	$389,780	$428,970	$1,145,960

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

1. NATURE OF OPERATIONS

Computer Programs and Systems, Inc. (CPSI or the Company) is a healthcare information technology solutions provider which was formed and commenced operations in 1979. The Company provides, on an integrated basis, enterprise-wide clinical management, access management, patient financial management, health information management, strategic decision support, resource planning management and enterprise application integration solutions to healthcare organizations throughout the United States. Additionally, CPSI provides other information technology solutions, including business management services, remote hosting, networking technologies and other related services. The Company operates in a single segment reporting to the chief executive officer, based on the criteria of the Segment Reporting topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents can include time deposits and certificates of deposit with original maturities of three months or less that are highly liquid and readily convertible to a known amount of cash. These investments are stated at cost, which approximates market value, due to their short duration or liquid nature.

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

Investments were comprised of the following at December 31, 2011:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short term investments (cash and accrued income)	$1,577,190	$—	$—	$1,577,190
Obligations of U.S. Treasury, U.S. government corporations and agencies	5,944,885	11,369	364	5,955,890
Mortgaged-backed securities	100,620	2,212	—	102,832
Corporate bonds	8,851,895	32,971	34,090	8,850,776

	$16,474,590	$46,552	$34,454	$16,486,688

Shown below are the amortized cost and estimated fair value of securities with fixed maturities at December 31, 2011, by contract maturity date. Actual maturities may differ from contractual maturities because issuers of certain securities retain early call or prepayment rights.

	Amortized Cost	Fair Value
Due in 2012	$9,717,366	$9,745,811
Due in 2013	4,103,754	4,096,220
Due in 2014	2,552,850	2,541,825
Due thereafter	100,620	102,832

	$16,474,590	$16,486,688

Investments were comprised of the following at December 31, 2010:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short term investments (cash and accrued income)	$521,346	$10	$—	$521,356
Obligations of U.S. Treasury, U.S. government corporations and agencies	5,212,786	13,819	1,066	5,225,539
Mortgaged-backed securities	119,996	1,575	—	121,571
Corporate bonds	7,451,233	89,665	7,441	7,533,457

	$13,305,361	$105,069	$8,507	$13,401,923

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

We also make a provision for uncertain income tax positions in accordance with the Income Taxes Codification topic. These provisions require that a tax position taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement. The topic also requires that changes in judgment that result in subsequent recognition, derecognition, or change in a measurement date of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the interim period in which the change occurs.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The Company establishes a general allowance for doubtful accounts based on collections history. In the case of a bankruptcy filing, a specific reserve for bad debt is recorded to reduce the related receivable to the amount expected to be recovered.

Inventories

Inventories are stated at lower of cost or market using the average cost method. The Company’s inventories are composed of computer equipment, forms and supplies. For cash flow presentation, inventory used by the Company and capitalized as property and equipment is shown as a change in inventory.

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

Depreciation expense is computed using the straight-line method over the asset’s useful life, which is generally 5 years for computer equipment, furniture, and fixtures and 30 years for buildings. The Company reviews for the possible impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Depreciation expense is reported in the statement of income as a component of support and maintenance costs and operating expenses.

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

•

the provision of system support services, which includes software application support, hardware maintenance, continuing education, “Software as a Service” (or “SaaS”) products, Internet service provider (“ISP”) products, and information technology management and professional services; and

•	the provision of business management services, which includes electronic billing, statement processing, payroll processing and accounts receivable management.

System Sales and Support and Maintenance

The Company enters into contractual obligations to sell hardware, perpetual software licenses, installation and training services, and support and maintenance services. On average, the Company is able to complete a system installation in 3 to 4 weeks. The methods employed by the Company to recognize revenue, which are discussed by element below, achieve results materially consistent with the provisions of Accounting Standards Update (“ASU”) 2009-13, MultipleDeliverable Revenue Arrangements, due to the relatively short period during which there are multiple undelivered elements, the relatively small amount of non-software related elements in the system sale arrangements, and the limited number of contracts in-process at each reporting period. The Company recognizes revenue on the elements noted above as follows:

•

Support and maintenance – we have established vendor-specific objective evidence (“VSOE”) of the fair value of our support and maintenance services by reference to the price our customers are required to pay for the services when sold separately via renewals. Support and maintenance revenue is recognized on a straight line basis over the term of the maintenance contracts, generally three to five years.

•	Hardware – we recognize revenue for hardware upon shipment. The selling price of hardware is based on management’s best estimate of selling price, which consists of cost plus a targeted margin.

•

Software licenses and installation and training – the selling price of software licenses and installation and training is based on management’s best estimate of selling price. In determining management’s best estimate of selling price, we consider the following: (1) competitor pricing, (2) supply and demand of installation staff, (3) overall economic conditions, and (4) our pricing practices as it relates to discounts. The method of recognizing revenue for the perpetual license of the associated modules included in the arrangement and the related installation and training services over the term the services are performed is on a module by module basis as the respective installation and training for each specific module is completed as this is representative of the pattern of provision of these services.

SaaS, ISP, and Other Professional IT Services

The Company accounts for SaaS contracts in accordance with the requirements of the Hosting Arrangement section under the Software topic and Revenue Recognition subtopic of the Codification. The Codification states that the software elements of SaaS products should not be accounted for as a hosting arrangement “if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software.” Each SaaS contract includes a system purchase and buyout clause, and this clause specifies the total amount of the system buyout. In addition, a clause is included which states that should the system be bought out by the customer, the customer would be required to enter into a general support agreement (for post-contract support services) for the remainder of the original SaaS term. Accordingly, the Company has concluded that SaaS customers do not have the right to take possession of the system without significant penalty (i.e., the purchase price of the system), and thus SaaS revenue of the Company falls within the scope of the Hosting Arrangement section of the Codification. In accordance with SEC regulations, revenue for SaaS arrangements is recognized when the services are performed.

The Company will occasionally provide ISP and other professional IT services. We consider these services to be non-software elements. The selling price of these services is based on third-party evidence of selling price of similar services. Revenue from this element is recognized as the services are performed.

Business Management Services

Business management services consist of electronic billing services, statement processing services, accounts receivable management services, payroll processing, contract management and insurance services. While business management service arrangements are contracts separate from the system sale and support and maintenance contracts, these contracts are sometimes executed within a short time frame of each other. The selling price of these services is based on VSOE of fair value by reference to the rate our customers renew as well as the rate the services are sold to customers when the business management services agreement is not executed within a short time frame. Because the pricing is transaction based (per unit pricing), customers are billed and revenue recognized as services are performed based on transaction levels.

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

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs totaled approximately $2,452,000, $2,328,000 and $2,472,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Research and development expense is included in cost of support and maintenance in the accompanying statements of income.

Advertising

Advertising costs are expensed as incurred. Advertising expense was approximately $283,000, $57,000 and $15,000 for the years ended December 31, 2011, 2010 and 2009, respectively, and are recorded in sales and marketing expenses in the accompanying statements of income.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and included in general and administrative expenses. Shipping and handling costs totaled approximately $720,000, $1,042,000 and $898,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Accounting Standards Adopted by CPSI in 2011

Effective January 1, 2011, ASU 2009-14, Software: Certain Revenue Arrangements That Include Software Elements became effective for the Company. This update addresses revenue recognition in situations where products or services are sold along with incidental software components. The update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The provisions of this update did not have a material impact on the Company’s financial statements.

On January 1, 2011, the provisions of ASU 2009-13, Revenue Recognition: Multiple-Deliverable Revenue Arrangements became effective for the Company. This update addresses the criteria for separating consideration in multiple-element arrangements. It requires companies allocating the overall consideration to each deliverable to use an estimated selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. The update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The provisions of this update did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

The Company has not identified any new standards required to be adopted in 2012 that we have determined will have a material impact on its financial statements.

In June 2011, the FASB issued guidance on the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income. This guidance is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect the adoption of this guidance to have a material impact on our financial statements.

On November 14, 2011, the FASB and IASB jointly issued their revised exposure draft (“ED”), Revenue From Contracts with Customers, as a proposed ASU. The proposed ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and would supersede the most current revenue recognition guidance. No current effective date for this proposed ASU has been issued nor has the Company determined whether this proposed ASU will have a material impact on its financial statements.

3. DETAILS OF BALANCE SHEET AMOUNTS

Other accrued liabilities are comprised of the following at December 31, 2011 and 2010:

	2011	2010
Salaries and benefits	$3,257,663	$2,380,523
Commissions	503,172	630,143
Self-insurance reserves	793,378	585,600
Unrecognized tax benefit	731,346	697,723
Other	114,437	152,738

	$5,399,996	$4,446,727

4. NET INCOME PER SHARE

The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. The difference between basic and diluted EPS is solely attributable to stock options. The Company uses the treasury stock method to calculate the impact of outstanding stock options. For the years ended December 31, 2011, 2010 and 2009, these dilutive shares on a weighted average basis were 0, 0 and 1,420, respectively.

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

We applied these provisions to all tax positions for which the statute of limitations remained open. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010
Beginning balance	$697,723	$536,717
Additions based on tax positions related to the current year	70,935	108,246
Additions for tax positions of prior years	—	52,760
Reductions for tax positions of prior years	(37,312)	—

Ending balance	$731,346	$697,723

The total amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $731,346.

The Company classifies interest and penalties arising from the underpayment of income taxes in the statements of income under general and administrative expenses. As of December 31, 2011, we had no accrued interest or penalties related to uncertain tax positions as amounts are considered immaterial. The tax years 2004 – 2010 remain open to federal examination and to other taxing jurisdictions to which we are subject. The federal returns for the tax years 2004, 2005, and 2006 are currently under examination by the Internal Revenue Service, primarily in relation to research credits claimed on those returns by the Company.

It is reasonably possible that the amount of unrecognized tax benefits, inclusive of related interest, will change in the next twelve months. At December 31, 2011, there is no estimated increase or decrease in the amount of unrecognized tax benefits.

Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Deferred tax assets and liabilities are comprised of the following at December 31, 2011 and 2010:

	2011	2010
Deferred tax assets:
Accounts receivable	$672,056	$468,806
Accrued vacation	1,252,560	1,151,218
Stock compensation	334,383	368,015
Accrued liabilities	629,906	325,122

Total deferred tax assets	$2,888,905	$2,313,161

Deferred tax liabilities:
Other comprehensive income	$4,718	$47,168
Depreciation	1,930,401	1,807,548

Total deferred tax liabilities	$1,935,119	$1,854,716

Significant components of the income tax provision for the year ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Current provision:
Federal	$13,602,045	$8,478,494	$7,280,943
State	2,979,959	1,981,411	1,799,334
Deferred provision:
Federal	(406,441)	514,132	(149,820)
State	(46,450)	58,758	(17,122)

Total income tax provision	$16,129,113	$11,032,795	$8,913,335

The difference between income taxes at the U.S. federal statutory income tax rate of 35% and those reported in the statements of income for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2011	2010	2009
Income taxes at U.S. Federal statutory rate	$14,686,876	$10,419,727	$8,433,816
State income tax, net of federal tax effect	1,890,523	1,346,675	1,152,445
Impact of tax credits	(708,448)	(590,928)	(583,010)
Other	260,162	(142,679)	(89,916)

	$16,129,113	$11,032,795	$8,913,335

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

The following table shows total stock-based compensation expense for the years ended December 31, 2011, 2010 and 2009, included in the Statements of Income:

	2011	2010	2009
Costs of sales	$348,274	$299,988	$299,988
Operating expenses	$579,950	$555,831	$619,992

Pre-tax stock-based compensation expense	$928,224	$855,819	919,980
Less: income tax effect	$362,007	$333,770	$358,792

Net stock-based compensation expense	$566,217	$522,049	561,188

Basic and diluted per share impact	$0.05	$0.05	$0.05

Cash flows resulting from excess tax benefits are required to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result, $0, $0 and $418,830 of excess tax benefits for the years ended December 31, 2011, 2010 and 2009, respectively, have been classified as a financing cash inflow. In addition to stock option exercises, the Company also pays dividends on restricted stock which resulted in excess tax benefits of $42,266, $13,935 and $30,482 for the years ended December 31, 2011, 2010 and 2009, respectively, which are classified as cash flows from financing activities.

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

Under the methodology of the Codification, the fair value of the Company’s stock options was estimated at the date of grant using the Black-Scholes option pricing model. The multiple option approach was used, with assumptions for expected option life of 5 years and 44% expected volatility for the market price of the Company’s stock in 2002. An estimated dividend yield of 3% was used. The risk-free rate of return was determined to be 2.79% in 2002. No options were granted in 2011, 2010 or 2009. There were no outstanding options as of December 31, 2011, December 31, 2010 or December 31, 2009. The 2002 Stock Option Plan expires on May 24, 2012.

A summary of stock option activity under the 2002 Stock Option Plan is as follows:

	2011		2010		2009
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	—	$—	—	$—	82,608	$16.50
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	(79,006)	16.50
Forfeited	—	—	—	—	(3,602)	16.50

Outstanding at end of year	—	$—	—	$—	—	$—

Exercisable at end of year	—	$—	—	$—	—	$—

Shares available for future grants under the plan as end of year		495,134		495,134		495,134

The aggregate intrinsic value (as measured by the difference between the exercise and strike price) of options exercised during the years ended December 31, 2011, 2010 and 2009 was $0, $0 and $1,145,689, respectively.

As of December 31, 2011 and 2010, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2002 Stock Option Plan.

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

On May 17, 2006, the Compensation Committee of the Board of Directors approved the grant of 17,810 shares of restricted stock, effective May 17, 2006, to the Chief Operating Officer of the Company. The grant date fair value was $42.11 per share. The restricted stock vested in five equal annual installments commencing January 30, 2007, and each January 30 thereafter.

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

A summary of activity under the 2005 Restricted Stock Plan during the years ended December 31, 2011, 2010 and 2009 is as follows:

	Shares	Weigted-Average Grant-Date Fair Value
Nonvested stock outstanding at January 1, 2009	76,086	$38.10
Granted	—	—
Vested	23,166	39.71
Forfeited	—	—

Nonvested stock outstanding at December 31, 2009	52,920	$37.41

Granted	—	—
Vested	23,166	39.71
Forfeited	9,883	21.25

Nonvested stock outstanding at December 31, 2010	19,871	$42.77

Granted	100,346	60.79
Vested	19,871	42.77
Forfeited	—	—

Nonvested stock outstanding at December 31, 2011	100,346	$60.79

As of December 31, 2011, there was $5,242,650 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 Restricted Stock Plan. As of December 31, 2011, this cost is expected to be recognized over a weighted-average period of 4.3 years.

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

8. FINANCING RECEIVABLES

The Company leases its information and patient care systems to certain healthcare providers under sales-type leases expiring in various years through 2017. These receivables typically have terms from two to five years, bear interest at various rates, and are usually collateralized by a security interest in the underlying assets. Since the Company has a history of successfully collecting amounts due under the original payment terms of these extended payment arrangements without making any concessions to its customers, the Company satisfies the requirement for revenue recognition. The Company’s history with these types of extended payment term arrangements supports management’s assertion that revenues are fixed and determinable and probable of collection.

The components of these lease receivables were as follows on December 31:

	2011	2010
Total minimum lease payments receivable	$8,254,652	$7,504,094
Less allowance for losses	(447,321)	(233,396)
Less unearned income	(692,027)	(796,610)

Lease receivables	7,115,304	6,474,088
Less current portion	(3,058,556)	(2,041,811)

Amounts due after one year	$4,056,748	$4,432,277

Future minimum lease payments to be received subsequent to December 31, 2011 are as follows:

2012	$3,701,611
2013	2,674,525
2014	1,112,521
2015	520,756
2016	227,056
Thereafter	18,182

Total minimum lease payments to be received	8,254,652
Less unearned income	(692,027)

Net leases receivable	$7,562,625

Credit Quality of Financing Receivables and Allowance for Credit Losses

The following table is a roll-forward of the allowance for financing credit losses for the years ended December 31, 2011 and 2010:

	Begining Balance	Provision	Charge-offs	Recoveries	Ending Balance
December 31, 2010	$—	$233,396	$—	$—	$233,396
December 31, 2011	$233,396	$499,485	$(285,560)	$—	$447,321

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

The Company has also sold information and patient care systems to certain healthcare providers under extended payment terms. These receivables, included in current portion of financing receivables, typically have terms from 3 to 12 months. Total amounts receivable under these arrangements at December 31, 2011 and 2010 were $722,065 and $1,072,390, respectively.

9. BENEFIT PLANS

In January 1994, the Company adopted the Computer Programs & Systems, Inc. 401(k) Retirement Plan that covers all eligible employees of the Company who have completed one year of service. The plan allows eligible employees to contribute up to 60% of their pre-tax earnings up to the statutory limit prescribed by the Internal Revenue Service. The Company matches a discretionary amount determined by the Board of Directors. The Company contributed approximately $1,495,000, $1,256,000 and $1,222,000 to the plan for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company provides certain health and medical benefits to eligible employees, their spouses and dependents pursuant to a benefit plan funded by the Company. Each participating employee contributes to the Company’s costs associated with such benefit plan. The Company’s obligation to fund this benefit plan and pay for these benefits is limited through the Company’s purchase of an insurance policy from a third-party insurer. The amount established as a reserve is intended to recognize the Company’s estimated obligations with respect to its payment of claims and claims incurred but not yet reported under the benefit plan. Management believes that the recorded liability for medical self-insurance at December 31, 2011 and 2010 is adequate to cover the losses and claims incurred, but these reserves are based on estimates and the amount ultimately paid may be more or less than such estimates.

10. OPERATING LEASES

The Company leased certain real property, most of which was owned by an entity that was partially owned by an executive officer of the Company, during 2011, prior to the Company’s purchase of the property on December 13, 2011. The lease agreements had terms of ten years and were set to expire on or before December 2015. These related party leases were cancelled in December 2011 in conjunction with the Company’s purchase of these properties from the related party entity for $9.5 million. For the years ended December 31, 2011, 2010 and 2009 total rent expense paid to the related party entity was approximately $1,901,810, $1,697,478 and $1,697,478, respectively. The Company also leased during 2011 office space in Mobile and Lanette, Alabama, and Monroe, Louisiana. These leases have terms expiring from 2012 through 2015, but do contain optional extension terms.

The future minimum lease payments payable under operating leases subsequent to December 31, 2011 are as follows:

2012	$517,921
2013	452,401
2014	452,401
2015	176,871

$1,599,594

11. COMMITMENTS AND CONTINGENCIES

As of December 31, 2011, the Company is contingently liable as guarantor on a lease obligation between Solis Healthcare, LP (“Solis Healthcare”), as lessee, and Winthrop Resources Corporation (“Winthrop”), as lessor. Solis Healthcare purchased a software system from the Company and entered into a sale-leaseback transaction with Winthrop in the first quarter of 2008. The Company provided this guarantee in order to facilitate Solis Healthcare in leasing the new system. The lease has an initial term of five years and continues from year-to-year thereafter until terminated. The Company is contingently liable as guarantor under the lease such that, if at any time prior to the termination of the lease, Solis Healthcare (i) enters into bankruptcy or (ii) defaults for more than 60 days in its payments or performance under the lease, the Company will be obligated to perform under the guaranty by making the required lease payments, including late fees and penalties. The guarantee runs for the entire term of the lease; however, the maximum potential amount of future payments that the Company would be required to make to Winthrop under the guaranty is $933,360, the balance of the lease payments as of December 31, 2011, plus any fees and costs that Winthrop incurs in collecting amounts due under the lease (including attorney’s fees and costs). Due to the contingent nature of the guaranty, the maximum amount of the guaranty is not recorded on the balance sheet; however, when necessary, reserves are recorded to cover potential losses. A liability in the amount of $27,943, the amortized fair value of the guaranty, is recorded on the balance sheet as an other accrued liability at December 31, 2011. As of March 9, 2012, we were not aware of any conditions that would effect the payment or performance risk of the lease obligation.

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. Management does not expect this to have a material adverse effect on the Company’s financial statements.

12. COMPREHENSIVE INCOME

FASB Codification topic—Comprehensive Income, requires the disclosure of certain revenue, expenses, gains and losses that are excluded from net income in accordance with accounting principles generally accepted in the United States of America. Total comprehensive income for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Year ended December 31,
	2011	2010	2009
Net income as reported	$25,833,390	$18,737,853	$15,183,283
Other comprehensive income:
Unrealized gain(loss) on investments, net of taxes	(51,523)	(41,200)	43,388

Total comprehensive income	$25,781,867	$18,696,653	$15,226,671

13. FAIR VALUE

The Company adopted the provisions of FASB Codification topic, Fair Value Measurements and Disclosures, on January 1, 2008. These provisions establish a framework for measuring fair value and expand financial statement disclosures about fair value measurements. The provisions do not require any new fair value measurements, but rather apply to all other accounting pronouncements that require or permit fair value measurements. The provisions require that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The fair values of the Company’s available-for-sale securities were based on matrix pricing for the periods ended December 31, 2011 and December 31, 2010, which basically treats all fixed income securities that derive price from yield and other market factors as Level 2. We generally apply fair value techniques on a non-recurring basis associated with (1) valuing potential impairment loss related to financing receivables accounted for pursuant to Codification topic, Leases, and (2) valuing potential impairment loss related to long-lived assets accounted for pursuant to Codification topic, Property, Plant and Equipment, when events or circumstances indicate as possible impairment.

The following table summarizes the carrying amounts and fair values of certain assets and liabilities at December 31, 2011 and December 31, 2010:

		Fair Value at December 31, 2011 Using
	Carrying Amount at 12/31/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Available-for-sale securities
Short-term investments (cash and accrued income)	$1,577,190	$—	$1,577,190	$—
Mortgage backed securities	102,832	—	102,832	—
Obligations of U.S. Treasury, U.S. government corporations and agencies	5,955,890	—	5,955,890	—
Corporate bonds	8,850,776	—	8,850,776	—

Total available-for-sale securites	$16,486,688	$—	$16,486,688	$—

		Fair Value at December 31, 2010 Using
	Carrying Amount at 12/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Available-for-sale securities
Short-term investments (cash and accrued income)	$521,356	$—	$521,356	$—
Mortgage backed securities	121,571	—	121,571	—
Obligations of U.S. Treasury, U.S. government corporations and agencies	5,225,539	—	5,225,539	—
Corporate bonds	7,533,457	—	7,533,457	—

Total available-for-sale securites	$13,401,923	$—	$13,401,923	$—

14. SUBSEQUENT EVENTS

On January 23, 2012, the Company announced a dividend for the first quarter of 2012 in the amount of $0.46 per share. The dividend was paid on February 24, 2012 to stockholders of record as of the close of business on February 9, 2012.

On January 23, 2012, the Board of Directors, upon the recommendation of the Compensation Committee, adopted a short-term incentive program for 2012 for certain executive officers of the Company (the “2012 Incentive Program”). Under the 2012 Incentive Program, each executive officer of the Company, other than executive officers earning any commission-based compensation, have a short-term incentive cash bonus opportunity based on achievements of a specified level of financial performance, specifically the Company’s EBITDA (as defined in the 2012 Incentive Program) in 2012 (“2012 EBITDA”) compared to the Company’s EBITDA in 2011 (“2011 EBITDA”).

Participants in the 2012 Incentive Program will receive 100% of their target award if the Company’s 2012 EBITDA is 105% of 2011 EBITDA, 75% of the target award if the Company achieves a minimum, threshold level of performance (2012 EBITDA reaching 95% of 2011 EBITDA), and a maximum of 150% of the target award for a maximum level of performance (2012 EBITDA equaling or exceeding 130% of 2011 EBITDA). No payments will be made for performance below the specified threshold amount. Payouts between the threshold and maximum will be calculated by the Compensation Committee using the interpolation process described in the 2012 Incentive Program. The Compensation Committee may make adjustments to the terms and conditions of, and the criteria included in, awards under the 2012 Incentive Program in recognition of unusual or nonrecurring events affecting a participant or the Company, or the financial statements of the Company, or in certain other instances specified in the 2012 Incentive Program.

Awards earned under the 2012 Incentive Program will be paid solely in cash. In addition, awards pursuant to the 2012 Incentive Program and subject to recovery or adjustments by the Company in certain circumstances in which the operating results on which payment was based are restated or otherwise adjusted or in the event that a participant’s conduct is not in good faith and materially disrupts, damages, impairs or interferes with the business of the Company.

The foregoing description of the 2012 Incentive Program does not purport to be complete and is qualified in its entirety by reference to the 2012 Incentive Program, a copy of which is attached as Exhibit 10.1 to the Form 8-K filed by the Company with the Securities and Exchange Commission on January 27, 2012.

15. QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a summary of our results of operations for our eight most recent quarters ended December 31, 2011. The information for each of these quarters is unaudited and has been prepared on a basis consistent with the audited financial statements. This information includes all adjustments, consisting only of normal recurring adjustments, we consider necessary for fair presentation of this information when read in conjunction with the audited financial statements and related notes. Our operating results have varied on a quarterly basis and may fluctuate significantly in the future.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands except for share and per share data)
Year Ended December 31, 2011
Sales revenues	$40,380	$48,839	$42,045	$42,212
Gross profit	17,136	24,157	19,477	18,642
Operating income	8,491	11,518	9,638	10,527
Net income	5,373	7,916	5,989	6,555
Net income per share
Basic	0.49	0.72	0.54	0.59
Diluted	0.49	0.72	0.54	0.59
Weighted average shares outstanding
Basic	10,962,874	11,044,474	11,063,220	11,063,220
Diluted	10,962,874	11,044,474	11,063,220	11,063,220
Year Ended December 31, 2010
Sales revenues	$31,541	$37,713	$40,913	$43,079
Gross profit	12,109	15,685	17,057	19,533
Operating income	4,399	6,814	7,678	10,206
Net income	2,920	4,264	4,888	6,665
Net income per share
Basic	0.27	0.39	0.45	0.61
Diluted	0.27	0.39	0.45	0.61
Weighted average shares outstanding
Basic	10,972,757	10,962,874	10,962,874	10,962,874
Diluted	10,972,757	10,962,874	10,962,874	10,962,874

SCHEDULE II

COMPUTER PROGRAMS AND SYSTEMS, INC.

VALUATION AND QUALIFYING ACCOUNTS

Description		Balance at beginning of period	(1) Additions charged to cost and expenses	(2) Deductions	Balance at end of period
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet	2009	$628,000	$1,076,000	$945,000	$759,000
	2010	$759,000	$849,000	$639,000	$969,000
	2011	$969,000	$937,000	$630,000	$1,276,000

(1)	Adjustments to allowance for change in estimates.
(2)	Uncollectible accounts written off, net of recoveries.

Description		Balance at beginning of period	(1) Additions charged to cost and expenses	(2) Deductions	Balance at end of period
Allowance for credit losses deducted from financing receivables in the balance sheet	2009	$—	$—	$—	$—
	2010	$—	$233,396	$—	$233,396
	2011	$233,396	$499,485	$285,560	$447,321

(1)	Adjustments to allowance for change in estimates.
(2)	Uncollectible accounts written off, net of recoveries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

This report is included in Item 8 on page 46 and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

This report is included in Item 8 on page 48 and is incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Code of Business Conduct and Ethics applicable to all of our directors, officers (including our Chief Executive Officer and senior financial officers) and employees. We have also adopted a separate code of ethics with additional guidelines and responsibilities applicable to our Chief Executive Officer and senior financial officers, known as the Code of Ethics for CEO and Senior Financial Officers. Copies of the Code of Business Conduct and Ethics and the Code of Ethics for CEO and Senior Financial Officers are available on CPSI’s website at www.cpsinet.com in the “Investors” section under “Governance.”

Other information required by this Item regarding executive officers is included in Part I of this Form 10-K under the caption “Executive Officers” in accordance with Instruction 3 of the Instructions to Paragraph (b) of Item 401 of Regulation S-K.

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

    (a)(1) and (2) and (c) - Financial Statements and Financial Statement Schedules.

Financial Statements: The Financial Statements and related Financial Statements Schedule of CPSI are included herein in Part II, Item 8.

    (a)(3) and (b) – Exhibits.

The exhibits listed on the Exhibit Index at page 73 of this Form 10-K are filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 12th day of March, 2012.

COMPUTER PROGRAMS AND SYSTEMS, INC.

By:	/s/ J. Boyd Douglas
J. Boyd Douglas
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David A. Dye David A. Dye	Chairman of the Board and Director, Chief Financial Officer (principal financial officer)	March 12, 2012

/s/ J. Boyd Douglas J. Boyd Douglas	President, Chief Executive Officer and Director (principal executive officer)	March 12, 2012

/s/ James B. Britain James B. Britain	Vice President – Finance and Controller (principal accounting officer)	March 12, 2012

/s/ Ernest F. Ladd, III Ernest F. Ladd, III	Director	March 12, 2012

/s/ W. Austin Mulherin, III W. Austin Mulherin, III	Director	March 12, 2012

/s/ William R. Seifert, II William R. Seifert, II	Director	March 12, 2012

/s/ John C. Johnson John C. Johnson	Director	March 12, 2012

/s/ Charles P. Huffman Charles P. Huffman	Director	March 12, 2012

Exhibit Index

Exhibit Number	Description

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Bylaws (filed as Exhibit 3.6 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and Incorporated herein by reference)

10.1*	2002 Stock Option Plan (filed as Exhibit 10.3 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

10.2*	First Amendment to 2002 Stock Option Plan (filed as Exhibit 10.2 to CPSI’s Current Report on Form 8-K Dated May 12, 2005, and incorporated herein by reference)

10.3*	Second Amendment to 2002 Stock Option Plan

10.4*	Form of Non-Qualified Stock Option Agreement for executive officers (filed as Exhibit 10.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

10.5*	Amendment and Restatement of 2005 Restricted Stock Plan (filed as Exhibit 10.6 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2005 and incorporated herein by reference)

10.6*	Form of Restricted Stock Award Agreement under the 2005 Restricted Stock Plan (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated January 30, 2006, and incorporated herein by reference)

10.7	Form of Indemnity Agreement entered into by CPSI and each of its non-employee directors (filed as Exhibit 10.1 to CPSI’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 and incorporated herein by reference)

10.8	Real Property Lease, dated April 1, 2022, between CPSI and C.P. Investments, Inc. (filed as Exhibit 10.1 to CPSI’s Registration Statement on Form S-1 (Registration No. 338-84726) and incorporated herein by reference)

10.9	Real Property Lease dated April 1, 2002, between CPSI and DJK, LLC (filed as Exhibit 10.2 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference) (This lease was assumed by C. P. Investments, Inc. in 2005)

10.10	Real Property Lease, dated October 1, 2002, between CPSI and C.P. Investments, Inc. (filed as Exhibit 10.10 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2002 and incorporated herein by reference)

10.11	Real Property Lease, dated November 1, 2002, between CPSI and C.P. Investments, Inc. (filed as Exhibit 10.11 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2002 and incorporated herein by reference)

10.12	Real Property Lease, dated June 16, 2002, between CPSI and C.P. Investments, Inc. (filed as Exhibit 10.12 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2003 and incorporated herein by reference)

10.13	Real Property Lease, dated March 15, 2005, between CPSI and C.P. Investments, Inc. (filed as Exhibit 10.12 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2005 and incorporated herein by reference)

10.14	Real Property Lease, dated November 15, 2005, between CPSI and C.P. Investments, Inc. (filed as Exhibit 10.13 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2005 and incorporated herein by reference)

Exhibit Number	Description

10.15	Real Property Lease, dated December 15, 2005, between CPSI and C.P. Investments, Inc. (filed as Exhibit 10.14 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2005 and incorporated herein by reference)

10.16	Real Property Lease Agreement, dated September 14, 2009 between CPSI and 3725 Airport Boulevard, LP (filed As Exhibit 10.1 to CPSI’s Quarterly Report on Form 10-Q for the period ended September 30, 2009 and Incorporated herein by reference)

10.17	First Amendment to Real Property Lease Agreement, dated October 9, 2009, between CPSI and 3725 Airport Boulevard, LP (filed as Exhibit 10.2 to CPSI’s Quarterly Report on Form 10-Q for the period ended September 30, 2009 and incorporated herein by reference)

10.18*	2011 Executive Officer Incentive Program (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated April 18, 2011 and incorporated herein by reference)

10.19*	2012 Executive Officer Incentive Program (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated January 23, 2012 and incorporated herein by reference)

10.20	Real Estate Sales Agreement, dated November 14, 2011, between C.P. Investments, Inc. and CPSI (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated November 14, 2011 and incorporated herein by reference)

10.21*	Commission Program for Victor S. Schneider

10.22*	Commission Program for Troy D. Rosser

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Form 10-K for the period ended December 31, 2011

*	Compensation plan or arrangement