Form 10-Q
period 2012-03-31
COMPUTER PROGRAMS & SYSTEMS INC
filed 2012-05-08
CIK 1169445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012.

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

As of May 4, 2012, there were 11,063,220 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Form 10-Q

(For the three months ended March 31, 2012)

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,557,769	$6,664,482
Investments	17,567,201	16,486,688
Accounts receivable, net of allowance for doubtful accounts of $1,264,000 and $1,276,000, respectively	22,478,258	21,521,260
Financing receivables, current portion, net	3,721,683	3,780,621
Inventories	2,011,885	1,838,937
Deferred tax assets	2,538,237	2,543,624
Prepaid income taxes	—	834,750
Prepaid expenses and other	932,679	498,172

Total current assets	57,807,712	54,168,534
Property and equipment
Land	2,848,276	2,848,276
Buildings and improvements	8,434,708	8,779,673
Maintenance equipment	2,311,380	4,638,219
Computer equipment	4,993,895	9,391,704
Leasehold improvements	1,937,524	1,937,524
Office furniture and equipment	2,013,673	2,959,534
Automobiles	200,924	190,542

	22,740,380	30,745,472
Less accumulated depreciation	(5,456,442)	(13,326,241)

Property and equipment, net	17,283,938	17,419,231
Financing receivables	4,929,769	4,056,748

Total assets	$80,021,419	$75,644,513

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,749,997	$2,469,157
Deferred revenue	6,149,253	5,589,792
Accrued vacation	3,458,728	3,211,693
Income taxes payable	2,859,829	—
Other accrued liabilities	5,128,208	5,399,996

Total current liabilities	20,346,015	16,670,638

Deferred tax liabilities	1,381,979	1,589,838

Stockholders’ equity:
Common stock, $0.001 par value; 30,000,000 shares authorized; 11,063,220 shares issued and outstanding	11,063	11,063
Additional paid-in capital	31,905,111	31,582,108
Accumulated other comprehensive income	33,796	7,380
Retained earnings	26,343,455	25,783,486

Total stockholders’ equity	58,293,425	57,384,037

Total liabilities and stockholders’ equity	$80,021,419	$75,644,513

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three months ended March 31,
	2012	2011

Sales revenues:
System sales	$17,074,518	$15,606,726
Support and maintenance	18,136,620	16,162,023
Business management services	9,278,269	8,611,484

Total sales revenues	44,489,407	40,380,233

Costs of sales:
System sales	11,899,244	12,120,834
Support and maintenance	7,668,767	6,443,811
Business management services	5,653,953	4,679,748

Total costs of sales	25,221,964	23,244,393

Gross profit	19,267,443	17,135,840

Operating expenses:
Sales and marketing	3,640,460	2,925,028
General and administrative	6,627,604	5,719,574

Total operating expenses	10,268,064	8,644,602

Operating income	8,999,379	8,491,238

Other income:
Interest income	159,136	153,335

Total other income	159,136	153,335

Income before taxes	9,158,515	8,644,573

Income taxes	3,509,465	3,271,406

Net income	$5,649,050	$5,373,167

Net income per share - basic	$0.51	$0.49

Net income per share - diluted	$0.51	$0.49

Weighted average shares outstanding
Basic	11,063,220	10,962,874
Diluted	11,063,220	10,962,874

Dividends declared per share	$0.46	$0.36

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended March 31,
	2012	2011

Net income	$5,649,050	$5,373,167
Other comprehensive income, net of tax
Unrealized gain on investments available for sale, net of tax	26,416	4,452

Total other comprehensive income, net of tax	26,416	4,452

Comprehensive income	$5,675,466	$5,377,619

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity

Balance at December 31, 2011	11,063,220	$11,063	$31,582,108	$7,380	$25,783,486	$57,384,037

Net income	—	—	—	—	5,649,050	5,649,050
Unrealized gain on investments held for sale, net of tax	—	—	—	26,416	—	26,416
Stock-based compensation	—	—	305,001	—	—	305,001
Dividends	—	—	—	—	(5,089,081)	(5,089,081)
Income tax benefit from restricted stock dividends	—	—	18,002	—	—	18,002

Balance at March 31, 2012	11,063,220	$11,063	$31,905,111	$33,796	$26,343,455	$58,293,425

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended March 31,
	2012	2011

Operating Activities
Net income	$5,649,050	$5,373,167
Adjustments to net income:
Provision for bad debt	60,812	(212,309)
Deferred taxes	(219,362)	272,650
Stock based compensation	305,001	70,833
Income tax benefit from restricted stock dividends	(18,002)	—
Depreciation	819,269	608,672
Changes in operating assets and liabilities:
Accounts receivable	(956,985)	2,681,233
Financing receivables	(874,908)	(91,247)
Inventories	(307,841)	(692,194)
Prepaid expenses and other	(434,507)	318,125
Accounts payable	280,840	1,042,042
Deferred revenue	559,461	1,228,003
Other liabilities	(24,753)	762,586
Income taxes payable/receivable	3,712,581	2,928,357

Net cash provided by operating activities	8,550,656	14,289,918

Investing Activities
Purchases of property and equipment	(549,083)	(298,201)
Purchases of investments	(1,037,207)	(3,041,591)

Net cash used in investing activities	(1,586,290)	(3,339,792)

Financing Activities
Dividends paid	(5,089,081)	(3,946,636)
Income tax benefit from restricted stock dividends	18,002	—

Net cash used in financing activities	(5,071,079)	(3,946,636)

Increase in cash and cash equivalents	1,893,287	7,003,490

Cash and cash equivalents at beginning of period	6,664,482	2,939,839

Cash and cash equivalents at end of period	$8,557,769	$9,943,329

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes, net of refund	$5,000	$24,327
Reclassification of inventory to property and equipment	$134,893	$126,433
Write-off of fully depreciated assets	$8,687,631	$—

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

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

Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed financial statements should be read in conjunction with the audited financial statements of Computer Programs and Systems, Inc. (the “Company”) for the year ended December 31, 2011 and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

2.	REVENUE RECOGNITION

The Company recognizes revenue in accordance with accounting principles generally accepted in the United States of America, principally those required by the Software topic and Revenue Recognition subtopic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”) and those prescribed by the SEC.

The Company’s revenue is generated from three sources:

•	the sale of information systems, which includes software licenses, conversion and installation services, hardware, peripherals, forms and supplies;

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

System Sales and Support and Maintenance

The Company enters into contractual obligations to sell hardware, perpetual software licenses, installation and training services, and support and maintenance services. On average, the Company is able to complete a system installation in 3 to 4 weeks. The methods employed by the Company to recognize revenue, which are discussed by element below, achieve results materially consistent with the provisions of Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, due to the relatively short period during which there are multiple undelivered elements, the relatively small amount of non-software related elements in the system sale arrangements, and the limited number of contracts in-process at the end of each reporting period. The Company recognizes revenue on the elements noted above as follows:

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

•

Software licenses and installation and training – the selling price of software licenses and installation and training is based on management’s best estimate of selling price. In determining management’s best estimate of selling price, we consider the following: (1) competitor pricing, (2) supply and demand of installation staff, (3) overall economic conditions, and (4) our pricing practices as it relates to discounts. With the exception of those arrangements with extended payment terms that are not comparable to our historical arrangements (see Note 8), the method of recognizing revenue for the perpetual license of the associated modules included in the arrangement and the related installation and training services over the term the services are performed is on a module by module basis as the respective installation and training for each specific module is completed as this is representative of the pattern of provision of these services.

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

3.	OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following:

	March 31, 2012	December 31, 2011

Salaries and benefits	$2,819,774	$3,257,663
Commissions	832,159	503,172
Self-insurance reserves	587,000	793,378
Unrecognized tax benefit	731,346	731,346
Other	157,929	114,437

	$5,128,208	$5,399,996

4.	INVESTMENTS

The Company accounts for investments in accordance with FASB Codification topic, Investments – Debt and Equity Securities. Accordingly, investments are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity. The Company’s management determines the appropriate classifications of investments in fixed income securities at the time of acquisition and re-evaluates the classifications at each balance sheet date.

Investments are comprised of the following at March 31, 2012:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Short term investments (cash and accrued income)	$1,100,366	$—	$—	$1,100,366
Obligations of U.S. Treasury, U.S. government corporations and agencies	6,889,143	11,864	1,975	6,899,032
Mortgaged-backed securities	99,730	2,688	—	102,418
Corporate bonds	9,422,558	47,171	4,344	9,465,385

	$17,511,797	$61,723	$6,319	$17,567,201

Shown below are the amortized cost and estimated fair value of securities with fixed maturities at March 31, 2012, by contract maturity date. Actual maturities may differ from contractual maturities because issuers of certain securities retain early call or prepayment rights.

	Amortized Cost	Fair Value

Due in 2012	$5,979,664	$5,994,429
Due in 2013	5,196,304	5,218,628
Due in 2014	4,762,879	4,776,887
Due in 2015	1,473,220	1,474,839
Due thereafter	99,730	102,418

	$17,511,797	$17,567,201

Investments were comprised of the following at December 31, 2011:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Short term investments (cash and accrued income)	$1,577,190	$—	$—	$1,577,190
Obligations of U.S. Treasury, U.S. government corporations and agencies	5,944,885	11,369	364	5,955,890
Mortgaged-backed securities	100,620	2,212	—	102,832
Corporate bonds	8,851,895	32,971	34,090	8,850,776

	$16,474,590	$46,552	$34,454	$16,486,688

5.	NET INCOME PER SHARE

The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. There were no dilutive shares for the three month periods ended March 31, 2012 or March 31, 2011.

6.	INCOME TAXES

The Company accounts for income taxes in accordance with FASB’s Codification topic, Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Deferred tax assets and liabilities are comprised of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Deferred tax assets:
Accounts receivable	$691,268	$672,056
Accrued vacation	1,348,904	1,252,560
Stock-based compensation	453,333	334,383
Accrued liabilities	501,229	629,906

Total deferred tax assets	$2,994,734	$2,888,905

Deferred tax liabilities:
Other comprehensive income	$21,608	$4,718
Depreciation	1,816,868	1,930,401

Total deferred tax liabilities	$1,838,476	$1,935,119

Significant components of the Company’s income tax provision in the Condensed Statements of Income for the three months ended March 31 are as follows:

	2012	2011
Current provision:
Federal	$3,071,416	$2,442,244
State	657,411	556,512
Deferred provision:
Federal	(194,023)	244,686
State	(25,339)	27,964

Total income tax provision	$3,509,465	$3,271,406

The difference between income taxes at the U. S. federal statutory income tax rate of 35% and those reported in the Condensed Statements of Income for the three months ended March 31 is as follows:

	2012	2011
Income taxes at U. S. Federal statutory rate	$3,205,480	$3,025,601
State income tax, net of federal tax effect	405,143	386,812
Tax credits and other	(101,158)	(141,007)

Total income tax provision	$3,509,465	$3,271,406

The Company had unrecognized tax benefits of $731,346 related to uncertain tax positions as of March 31, 2012 under the provisions of FASB Codification topic, Income Taxes, which is recorded in other accrued liabilities on the Condensed Balance Sheet. No accrued interest or penalties for such positions is recorded. The federal returns for the tax years 2004, 2005, and 2006 are currently under examination by the Internal Revenue Service, primarily in relation to research credits claimed on those returns by the Company. The federal returns for tax years 2007, 2008, 2009 and 2010 remain open to examination, and the tax years 2005 – 2010 remain open to other taxing jurisdictions to which the Company is subject.

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

The following table shows total stock-based compensation expense for the three months ended March 31, 2012 and 2011, included in the Condensed Statements of Income:

	Three Months Ended
	March 31, 2012	March 31, 2011

Costs of sales	$114,999	$24,999
Operating expenses	190,002	45,834

Pre-tax stock-based compensation expense	305,001	70,833
Less: income tax effect	118,950	27,624

Net stock-based compensation expense	$186,051	$43,209

2005 Restricted Stock Plan

On January 27, 2006, the Compensation Committee of the Board of Directors approved the grant of 116,498 shares of restricted stock, effective January 30, 2006, to certain executive officers of the Company. The grant date fair value was $42.91 per share. The restricted stock vested in five equal annual installments commencing on the first anniversary date of grant.

On May 17, 2006, the Compensation Committee of the Board of Directors approved the grant of 17,810 shares of restricted stock, effective May 17, 2006, to the then Chief Operating Officer of the Company. The grant date fair value was $42.11 per share. The restricted stock vested in five equal annual installments commencing on January 30, 2007, and each January 30 thereafter.

On January 23, 2008, the Compensation Committee of the Board of Directors approved the grant of 16,471 shares of restricted stock to the Company’s then Vice President – Finance and Chief Financial Officer. The grant date fair value was $21.25 per share. The restricted stock was scheduled to vest in five equal annual installments commencing on January 30, 2009, and each January 30 thereafter. On June 30, 2010, 9,883 shares of unvested restricted stock were forfeited, cancelled and returned to the authorized and unissued shares of the Company as a result of the termination of employment of this individual on such date.

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

A summary of activity under the 2005 Restricted Stock Plan during the three month periods ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock outstanding at beginning of period	100,346	$60.79	19,871	$42.77
Granted	—	—	—	—
Vested	—	—	(19,871)	42.77

Nonvested stock outstanding at end of period	100,346	$60.79	—	$—

As of March 31, 2012, there was $4,937,640 of unrecognized compensation cost related to non-vested restricted stock granted under the 2005 Restricted Stock Plan.

2012 Incentive Program

On January 23, 2012, the Board of Directors, upon the recommendation of the Compensation Committee, adopted a short-term incentive program for 2012 for certain executive officers of the Company (the “2012 Incentive Program”). Under the 2012 Incentive Program, each executive officer of the Company, other than executive officers earning any commission-based compensation, have a short-term incentive cash bonus opportunity based on the achievement of a specified level of financial performance, specifically the Company’s earnings before interest, income taxes, depreciation or amortization (“EBITDA”) in 2012 (“2012 EBITDA”) compared to the Company’s EBITDA in 2011 (“2011 EBITDA”).

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

Awards earned under the 2012 Incentive Program will be paid solely in cash. In addition, awards pursuant to the 2012 Incentive Program are subject to recovery or adjustments by the Company in certain circumstances in which the operating results on which payment was based are restated or otherwise adjusted or in the event that a participant’s conduct is not in good faith and materially disrupts, damages, impairs or interferes with the business of the Company.

As of March 31, 2012, we had $109,500 in accrued compensation cost for this program based on projected performance under this program as of such date.

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

The components of these lease receivables were as follows on March 31, 2012 and December 31, 2011:

	3/31/2012	12/31/2011
Total minimum lease payments receivable	$9,413,274	$8,254,652
Less allowance for losses	(508,145)	(447,321)
Less unearned income	(1,003,309)	(692,027)

Lease receivables	7,901,820	7,115,304
Less current portion	(2,972,051)	(3,058,556)

Amounts due after one year	$4,929,769	$4,056,748

Future minimum lease payments to be received subsequent to March 31, 2012 are as follows:

2012	$2,905,791
2013	3,475,037
2014	1,722,608
2015	930,060
2016	361,606
Thereafter	18,172

Total minimum lease payments to be received	9,413,274
Less unearned income	(1,003,309)

Net leases receivable	$8,409,965

Credit Quality of Financing Receivables and Allowance for Credit Losses

The following table is a roll-forward of the allowance for financing credit losses for the period ended March 31, 2012 and year ended December 31, 2011:

	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
December 31, 2011	$233,396	$499,485	$(285,560)	$—	$447,321
March 31, 2012	$447,321	$60,824	$—	$—	$508,145

This allowance is based on the historical level of customer defaults under such arrangements. The Company has been successful collecting its financing receivables and considers the credit quality of such arrangements to be good, especially as the underlying assets act as collateral for the receivable.

The Company has also sold information and patient care systems to certain healthcare providers under extended payment terms. These receivables, included in current portion of financing receivables, typically have terms from 3 to 12 months. Total amounts receivable under these arrangements at March 31, 2012 and December 31, 2011 were $749,632 and $722,065, respectively.

During 2012, the Company has entered into multiple customer license agreements with payment terms requiring the customer to remit to the Company incentive payments (not to exceed the remaining balance) received under the American Recovery and Reinvestment Act of 2009 (“ARRA”) for adoption of qualifying electronic health records (“EHRs”), with only nominal payment amounts required until the customer’s receipt of such incentive payments. If no such incentive payments are received by the customer or if such payments are not sufficient to pay the remaining balance under the arrangement, payments continue at contracted nominal amounts until the balance of the contract price is paid full. Because of the significant difference in the underlying economics of these arrangements compared to our historical financing receivables, management has determined that these arrangements are not comparable to historical arrangements. In accordance with the Software topic and Revenue Recognition subtopic of the Codification, the Company recognizes revenue related to these arrangements as the amounts become due. Anticipated future cash flows from these arrangements are excluded from the Company’s financing receivables and deferred revenue in the accompanying condensed balance sheets. Direct, incremental costs in the amount of $536,921, included as a component of prepaid expenses and other in the accompanying Condensed Balance Sheets, have been capitalized as of March 31, 2012 related to these arrangements.

9.	COMMITMENTS AND CONTINGENCIES

As of March 31, 2012, the Company is contingently liable as guarantor on a lease obligation between Solis Healthcare, LP (“Solis Healthcare”), as lessee, and Winthrop Resources Corporation (“Winthrop”), as lessor. Solis Healthcare purchased a software system from the Company and entered into a sale-leaseback transaction with Winthrop in the first quarter of 2008. The Company provided this guarantee in order to facilitate Solis Healthcare in leasing the new system. The lease has an initial term of five years and continues from year to year thereafter until terminated. The Company is contingently liable as guarantor under the lease such that, if at any time prior to the termination of the lease, Solis Healthcare (i) enters into bankruptcy or (ii) defaults for more than 60 days in its payments or performance under the lease, the Company will be obligated to perform under the guaranty by making the required lease payments, including late fees and penalties. The guarantee runs for the entire term of the lease; however, the maximum potential amount of future payments that the Company would be required to make to Winthrop under the guaranty is $777,800, the balance of the lease payments as of March 31, 2012, plus any fees and costs that Winthrop incurs in collecting amounts due under the lease (including attorney fees and costs). Due to the contingent nature of the guaranty, the maximum amount of the guaranty is not recorded on the balance sheet; however, when necessary, reserves are recorded to cover potential losses. A liability in the amount of approximately $21,000, the amortized fair value of the guaranty, is recorded on the balance sheet as an other accrued liability at March 31, 2012. As of March 31, 2012, we were not aware of any conditions that would effect the payment or performance risk of the lease obligation.

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

The fair values of the Company’s available-for-sale securities are based on matrix pricing for the periods ended March 31, 2012 and December 31, 2011, which uses observable market based inputs (such as benchmark yields) in addition to quoted prices in active markets to derive fair values. As a result, these inputs are classified as Level 2 within the fair value hierarchy. We generally apply fair value techniques on a non-recurring basis associated with (1) valuing potential impairment loss related to financing receivables accounted for pursuant to Codification topic, Leases, and (2) valuing potential impairment loss related to long-lived assets accounted for pursuant to Codification topic, Property, Plant and Equipment, when events or circumstances indicate a possible impairment.

The following tables summarize the carrying amounts and fair values of certain assets and liabilities at March 31, 2012 and December 31, 2011:

		Fair Value at March 31, 2012 Using
Description	Carrying Amount at 3/31/2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Short-term investments (cash and accrued income)	$1,100,366	$—	$1,100,366	$—
Mortgage backed securities	102,418	—	102,418	—
Obligations of U.S. Treasury, U.S. government corporations and agencies	6,899,032	—	6,899,032	—
Corporate bonds	9,465,385	—	9,465,385	—

Total available-for-sale securities	$17,567,201	$—	$17,567,201	$—

		Fair Value at December 31, 2011 Using
Description	Carrying Amount at 12/31/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Short-term investments (cash and accrued income)	$1,577,190	$—	$1,577,190	$—
Mortgage backed securities	102,832	—	102,832	—
Obligations of U.S. Treasury, U.S. government corporations and agencies	5,955,890	—	5,955,890	—
Corporate bonds	8,850,776	—	8,850,776	—

Total available-for-sale securities	$16,486,688	$—	$16,486,688	$—

Accrued income in the above tables represents earnings due and payable to our investment portfolio at any point in time but not yet received.

The carrying amount of other financial instruments reported in the balance sheet for current assets and current liabilities approximate their fair values because of the short-term nature of these instruments.

11.	RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Standards Adopted in 2012

Effective January 1, 2012, the Company retrospectively adopted ASU 2011-05, Presentation of Comprehensive Income, as amended by ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update requires entities to present comprehensive income either in a single continuous financial statement or in two separate but consecutive statements. Entities no longer have the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in shareholders’ equity. The Company’s adoption of this update did not have a material impact on our financial statements and resulted in the accompanying condensed statements of comprehensive income.

New Accounting Standards Yet to be Adopted

There are no new standards required to be adopted in future periods that will have a material impact on our financial statements.

12.	SUBSEQUENT EVENTS

On April 23, 2012, the Company announced a dividend for the second quarter of 2012 in the amount of $0.46 per share, payable on May 25, 2012, to stockholders of record as of the close of business on May 10, 2012.

In April 2012, the Company suffered a fire at its main campus headquarters building located in Mobile, Alabama. The fire, believed to be electrical in nature, was contained by building firewalls until firefighters arrived and extinguished the fire. No injuries occurred as a result of the fire, no significant loss of inventory was suffered, and we experienced no disruption in our operations, although certain of the Company’s property and equipment were damaged or destroyed. We estimate that approximately 1,000 of the 66,000 square feet of our campus headquarters building was destroyed and approximately 28,000 square feet were impacted by minor smoke damage. Although the exact amount of the loss is not currently determinable, the Company expects to recover a significant portion of the damaged or destroyed assets and restoration costs through insurance proceeds.

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

This discussion and analysis contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified generally by the use of forward-looking terminology and words such as “expects,” “anticipates,” “estimates,” “believes,” “predicts,” “intends,” “plans,” “potential,” “may,” “continue,” “should,” “will” and words of comparable meaning. Without limiting the generality of the preceding statement, all statements in this report relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and future financial results are forward-looking statements. We caution investors that any such forward-looking statements are only predictions and are not guarantees of future performance. Certain risks, uncertainties and other factors may cause actual results to differ materially from those projected in the forward-looking statements. Such factors may include:

•	overall business and economic conditions affecting the healthcare industry;

•	potential effects of the federal health care reform legislation enacted in 2010, and implementing regulations, on the businesses of our hospital customers;

•	funding uncertainties associated with, and potential expenditures required by, the American Recovery and Reinvestment Act of 2009 in connection with the adoption of electronic health records;

•	saturation of our target market and hospital consolidations;

•	changes in customer purchasing priorities, capital expenditures and demand for information technology systems;

•	competition with companies that have greater financial, technical and marketing resources than we have;

•	failure to develop new technology and products in response to market demands;

•	fluctuations in quarterly financial performance due to, among other factors, timing of customer installations;

•	failure of our products to function properly resulting in claims for medical losses;

•	government regulation of the healthcare and health insurance industries;

•	government regulation of our products and customers, including changes in healthcare policy affecting Medicare reimbursement rates and qualifying technological standards;

•	changes in accounting principles generally accepted in the United States of America;

•	breaches of security and viruses in our systems resulting in customer claims against us;

•	potential intellectual property claims against us;

•	general economic conditions, including changes in the financial markets that may affect the availability and cost of credit to us or our customers; and

•	interruptions in our power supply and/or telecommunications capabilities.

Additional information concerning these and other factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission.

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

Our system currently is installed and operating in over 650 hospitals in 45 states and the District of Columbia. Our customers consist of community hospitals with 300 or fewer beds, with hospitals having 100 or fewer acute care beds comprising approximately 94% of our customers.

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

As a result of the recent economic recession and the uncertainty surrounding the economy and credit markets and tightened lending standards, hospitals have experienced reduced availability of third party credit and an overall reduction in their investment portfolios. In addition, healthcare organizations with a large dependency on Medicare and Medicaid populations, such as community based hospitals, have been impacted by the challenging financial condition of the federal government and many state governments and government programs. Accordingly, we recognize that prospective hospital customers often do not have the necessary capital to make investments in information technology. Additionally, in response to these challenges, hospitals have become more selective regarding where they invest capital, resulting in a focus on strategic spending that generates a return on their investment. Despite the current economic environment, we believe healthcare information technology is often viewed as more strategic to hospitals than other possible purchases because the technology offers the possibility of a quick return on investment. Information technology also plays an important role in healthcare by improving safety and efficiency and reducing cost. Additionally, we believe most hospitals recognize that they must invest in healthcare information technology to meet current and future regulatory, compliance and government reimbursement requirements.

We have experienced an increase in customers seeking financing arrangements from us over the past four years for system installations as a result of ongoing economic conditions and the uncertainty surrounding the credit markets and tightened lending standards. Historically, we have made financing arrangements available to customers on a case-by-case basis depending upon various aspects of the proposed contract and customer attributes. These financing arrangements include short-term payment plans, longer-term lease financing through us or third-party financing companies, and Software as a Service (“SaaS”) arrangements. We intend to continue to work with prospective customers to provide for financing arrangements to purchase our systems so long as such arrangements do not adversely affect our financial position and liquidity. We believe that meeting the financial needs of community-based hospitals while allowing for the profitable expansion of our footprint in this market will remain both an opportunity and a challenge for us in the foreseeable future.

Despite the current challenging economic conditions generally, including the uncertainty surrounding credit markets and tightened lending standards, we have not experienced a decline in demand for our products and services and our collections of receivables remains consistent with historical trends.

American Recovery and Reinvestment Act of 2009

While the ongoing challenging economic conditions and uncertainty surrounding credit markets and tightened lending standards have impacted and could continue to impact the community hospitals that comprise our target market, we believe that the American Recovery and Reinvestment Act of 2009 (the “ARRA”) has increased and will continue to increase demand for healthcare information technology and will have a positive impact on our business prospects through the next few years. The ARRA includes more than $19 billion in funding to aid healthcare organizations in modernizing their operations through the acquisition and widespread use of healthcare information technology. Included in the funding is approximately

$17.2 billion in incentives through Medicare and Medicaid reimbursement systems to encourage and assist healthcare providers in adopting and using electronic health records (“EHRs”). These incentive payments began in February 2011 and are expected to last through 2015. If an eligible healthcare provider does not begin to demonstrate meaningful use of EHRs by 2015, then reimbursement under Medicare will begin to be reduced. Our hospital customers began receiving these incentive payments under the ARRA in February 2011. Through April 2012, approximately 150 of our hospital customers had received payments for EHR adoption totaling approximately $149 million.

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

Health Care Reform

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, collectively referred to as the “Health Reform Laws.” This sweeping legislation implements changes to the healthcare and health insurance industries over the next several years through 2015, with the ultimate goal of requiring substantially all U.S. citizens and legal residents to have qualifying health insurance coverage by 2014 and providing the means by which it will be made available to them. We anticipate that the Health Reform Laws will have little direct impact on our internal operation but may have a significant impact on the businesses of our hospital customers. We have not been able to determine at this point whether the impact will be positive, negative or neutral; however, it is likely that the Health Reform Laws will affect hospitals differently depending upon the populations they service. Community hospitals typically service higher uninsured populations than larger urban hospitals and rely more heavily on Medicare and Medicaid for reimbursement. It remains to be seen whether the increase in the insured populations for community hospitals, as well as the increase in Medicare and Medicaid reimbursements under ARRA for hospitals that implement EHR technology, will be enough to offset proposed cuts in Medicare and Medicaid reimbursements contained in the Health Reform Laws.

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

Results of Operations

In the three months ended March 31, 2012, we generated revenues of $44.5 million from the sale of our products and services, as compared to $40.4 million in the three months ended March 31, 2011, an increase of 10.2%. We installed our core financial and patient accounting system in nine new hospitals in the first three months of 2012 compared to four in the first three months of 2011, resulting in incremental revenues of $2.5 million. Additionally, our expanding customer base resulted in continued growth in support and maintenance revenues and business management services revenues. Our net income for the three months ended March 31, 2012 increased 5.1% from the first three months of 2011, while cash flow from operations decreased 40.2% primarily as a result of increases in our accounts receivable and financing receivables.

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

In the three months ended March 31, 2012, we began including language in certain of our customer license agreements that more evenly matched customers’ anticipated cash inflows under the EHR incentive program with the necessary cash outflows for purchasing our EHR solution. Under these arrangements, customers are required to remit to us incentive payments (not to exceed the remaining balance) received for adoption of qualifying EHRs, with only nominal payment amounts required until the customer’s receipt of such incentive payments. If no such incentive payments are received by the customer or if such payments are not sufficient to pay the remaining balance under the arrangement, payments continue at contracted nominal amounts until the balance of the contract price is paid in full. Revenue from these arrangements is recognized as the amounts become due.

The following table sets forth certain items included in our results of operations for three months ended March 31, 2012 and 2011, expressed as a percentage of our total revenues for these periods (dollar amounts in thousands):

	Three Months Ended March 31,
	2012		2011
	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
System sales	$17,074	38.4%	$15,607	38.7%
Support and maintenance	18,137	40.8%	16,162	40.0%
Business management services	9,278	20.9%	8,611	21.3%

Total sales revenues	44,489	100.0%	40,380	100.0%
Costs of sales:
System sales	11,899	26.7%	12,121	30.0%
Support and maintenance	7,669	17.2%	6,444	16.0%
Business management services	5,654	12.7%	4,679	11.6%

Total costs of sales	25,222	56.7%	23,244	57.6%

Gross profit	19,267	43.3%	17,136	42.4%
Operating expenses:
Sales and marketing	3,640	8.2%	2,925	7.2%
General and administrative	6,628	14.9%	5,720	14.2%

Total operating expenses	10,268	23.1%	8,645	21.4%

Operating income	8,999	20.2%	8,491	21.0%
Other income:
Interest income	159	0.4%	153	0.4%

Total other income	159	0.4%	153	0.4%

Income before taxes	9,158	20.6%	8,644	21.4%
Income taxes	3,509	7.9%	3,271	8.1%

Net income	$5,649	12.7%	$5,373	13.3%

Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011

Revenues. Total revenues for the three months ended March 31, 2012 increased 10.2%, or $4.1 million, compared to the three months ended March 31, 2011. This was largely attributable to an increase in support and maintenance revenues due to a larger customer base and increased applications within that customer base requiring support and maintenance services, as well as an increase in system sales of clinical applications to new and existing customers attempting to attain “meaningful use” of EHRs under the ARRA.

System sales revenues increased by 9.4%, or $1.5 million, for the comparative three month periods. We installed our core system at nine new hospital clients in the first quarter of 2012 compared to four in the first quarter of 2011. Sales to existing customers accounted for 72.1% of our system sales revenue for the first quarter of 2012 compared to 70.4% for the first quarter of 2011. System sales increases were largely attributable to incentives offered under the ARRA. Additionally, the Company installed systems during the quarter under contracts providing for an aggregate consideration of $5.0 million for which a substantial majority of the consideration will be received and revenue recognized upon the customers successfully achieving meaningful use designation and receipt of related ARRA incentive payments. The Company recognized revenue during the first quarter of 2012 of $0.5 million for a previously installed Software as a Service (“SaaS”) arrangement that was converted to a perpetual license at the customer’s request.

Support and maintenance revenues increased by 12.2%, or $2.0 million, for the comparative three month periods. This increase was attributable to an increase in recurring revenues as a result of a larger customer base, an increase in support fees for add-on business sold to existing customers, increases in support rates from contractually agreed upon Consumer Price Index (“CPI”) rate increases and the addition of IT managed services to our suite of service offerings. Support service fees increased by 9.0%, or $1.3 million, for the comparative three month periods. SaaS, hosting and other fees decreased by 7.2%, or $0.2 million, for the comparative three month periods. IT managed service fees, which was a new service offering beginning in the second quarter of 2011, were $0.9 million for the three months ended March 31, 2012 compared to zero for the first quarter of 2011.

Business management services revenues increased by 7.7%, or $0.7 million, for the comparative three month periods. We experienced this increase in business management services revenues primarily as a result of growth in customer demand for account receivable management and claims eligibility services. We were providing our full suite of business management services to 36 customers at March 31, 2012, compared to 29 customers at March 31, 2011.

Costs of Sales. Total costs of sales increased by 8.5%, or $2.0 million, for the comparative three month periods. As a percentage of total revenues, costs of sales decreased approximately 90 basis points to 56.7% from 57.6%.

Costs of system sales decreased by 1.8%, or $0.2 million, for the comparative three month periods. The decrease in costs of system sales was due to a $1.1 million decrease in cost of equipment due largely to the capitalization of $0.5 million in cost of equipment related to installations for which no revenue has been recognized, coupled with the increase in add-on sales, which typically require much lower equipment investments than new customer installations, as a percentage of the overall sales mix. This decrease in cost of equipment was partially offset by a $0.8 million increase in travel and related costs due to increased system installations during the three months ended March 31, 2012 compared to the three month period ended March 31, 2011. Payroll and related costs remained relatively unchanged at $5.9 million. The gross margin on system sales increased to 30.3% for the three month period ended March 31, 2012 from 22.3% in the three month period ended March 31, 2011, due to the decreased costs of equipment and economies of scale achieved with increased system installations accompanied by a less than proportional increase in the required personnel. As a percentage of system sales, cost of equipment decreased to 10.5% in the three month period ended March 31, 2012 from 18.3% in the three month period ended March 31, 2011. As a percentage of system sales, payroll and related expenses decreased to 34.7% in the three month period ended March 31, 2012 from 38.2% in the three month period ended March 31, 2011 as increases in system sales activities do not require a proportionate increase in related personnel. As a percentage of system sales, travel expense increased to 18.9% from 15.7% for the comparative three month periods due to increased system installations.

Cost of support and maintenance increased 19.0%, or $1.2 million, for the comparative three month periods, primarily due to an increase in payroll and related costs of 19.6%, or $1.1 million. The increase in payroll and related costs was driven by the addition of personnel to provide IT managed services, which was a new service offering beginning in the second quarter of 2011. The gross margin on support and maintenance revenues decreased to 57.7% for the three month period ended March 31, 2012 from 60.1% for the three month period ended March 31, 2011, as our IT managed services offering has yet to achieve the economies of scale that currently benefit the remaining of our support and maintenance service mix.

Our costs associated with business management services increased 20.8%, or $1.0 million, for the comparative three month periods due primarily to an increase in payroll and related costs. The gross margin on business management services decreased to 39.1% for the three month period ended March 31, 2012 from 45.7% for the three month period ended March 31, 2011 due to the disproportionate increase in payroll and related costs versus revenues. Payroll and related expenses increased 29.3%, or $0.8 million, as a result of adding more employees in order to support and develop our growing customer base.

Sales and Marketing Expenses. Sales and marketing expenses increased 24.5%, or $0.7 million, for the comparative three month periods. The increase was attributable to increased payroll and related expense as a result of additional personnel and increased commissions resulting from an increase in system sales.

General and Administrative Expenses. General and administrative expenses increased 15.9%, or $0.9 million, for the comparative three month periods primarily due to increased retirement plan costs of $0.5 million, or 79.9%. During the first quarter of 2012, we changed the employer match component of our defined contribution retirement plan such that our matching contributions to participant accounts are more heavily weighted towards the earlier periods in the year. Bad debt expense increased $0.3 million for the comparative three month periods, as prior year receivables benefited from successful collections from delinquent customers. Payroll and related costs increased $0.3 million as a result of additional personnel, and depreciation expense increased $0.1 million as a result of the December 2011 purchase of our corporate headquarters which we had previously been leasing for $9.5 million. These increases were offset by a $0.4 million decrease in rent expense related to the acquisition of our corporate headquarters.

As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses increased to 23.1% for the three month period ended March 31, 2012 compared to 21.4% for the three month period ended March 31, 2011.

As a result of the foregoing factors, income before taxes increased by 6.0%, or $0.5 million, from the three months ended March 31, 2011.

Income Taxes. Our effective income tax rate for the three months ended March 31, 2012 and 2011 was 38.3% and 37.8%, respectively. The federal research and development tax credit expired effective December 31, 2011, and has yet to be extended by Congress. As a result, no tax benefit from these potential tax credits has been recorded for the three months ended March 31, 2012. Aside from the potential extension of federal research and development tax credits, we are unaware of any pending legislation that would affect our current income tax rate for the remainder of 2012.

Net Income. Net income for the three months ended March 31, 2012 increased by 5.1%, or $0.2 million, to $5.6 million, or $0.51 per basic and diluted share, as compared with net income of $5.4 million, or $0.49 per basic and diluted share, for the three months ended March 31, 2011. Net income represented 12.7% of revenue for the three months ended March 31, 2012, as compared to 13.3% of revenue for the three months ended March 31, 2011.

Liquidity and Capital Resources

As of March 31, 2012, we had cash and cash equivalents of $8.6 million, compared to $9.9 million at March 31, 2011. Management believes that cash and investments plus cash generated from our normal operating activities should be adequate to fund our business through the remainder of 2012. Our principal source of liquidity has been cash provided by operating activities. Cash provided by operating activities has been used primarily to fund the growth in our business and return cash to shareholders in the form of dividends. We believe that paying dividends is an effective way of providing an investment return to our stockholders and a beneficial use of our cash. However, the declaration of dividends by CPSI is subject to the discretion of our Board of Directors. Our Board of Directors will continue to take into account such matters as general business conditions, our financial results and such other factors as our Board of Directors may deem relevant.

Net cash provided by operating activities for the three months ended March 31, 2012 was $8.6 million, compared to $14.3 million for the three months ended March 31, 2011. The decrease was primarily due to an increase in accounts receivable and financing receivables. During the first quarter of 2012, we have again experienced an increase in requests by customers for payment terms and financing arrangements as a result of the challenging economic environment and limited availability of credit from third parties. Although we will provide capital lease financing arrangements to our customers, we prefer and encourage customers to use a software-as-a-service operating lease arrangements in lieu of capital financing lease arrangements.

Net cash used in investing activities totaled $1.6 million for the three months ended March 31, 2012, compared to $3.3 million for the three months ended March 31, 2011. We used cash for the purchase of $0.5 million of property and equipment and for the purchase of investments of $1.0 million during the three months ended March 31, 2012. We move idle cash to our investment portfolio that we do not anticipate needing within a one-year time frame. We anticipate the need for approximately $2.5 million to $3.5 million in capital expenditures during the remainder of 2012, including approximately $2.0 million for the addition of office space in Baldwin County, Alabama.

Net cash used in financing activities totaled $5.1 million for the three months ended March 31, 2012, compared to $3.9 million for the three months ended March 31, 2011. During the three months ended March 31, 2012, we increased our divided rate 27.8% to $0.46 per share from $0.36 per share.

Our days sales outstanding, which represents the average collection time for accounts receivable, for the three months ended March 31, 2012 and 2011 were 48 and 51 days, respectively.

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

The lease has an initial term of five years and continues from year to year thereafter until terminated. We are contingently liable as guarantor under the lease such that, if at any time prior to the termination of the lease, Solis Healthcare (i) enters into bankruptcy or (ii) defaults for more than 60 days in its payments or performance under the lease, we will be obligated to perform under the guaranty by making the required lease payments, including late fees and penalties. The guaranty runs for the entire term of the lease; however, the maximum potential amount of future payments that we would be required to make to Winthrop under the guaranty is $777,800, the amount outstanding under the lease at March 31, 2012, plus any fees and costs that Winthrop incurs in collecting amounts due under the lease (including attorney fees and costs). Due to the contingent nature of the guaranty, the maximum amount of the guaranty is not recorded on our balance sheet; however, when necessary, we record reserves to cover potential losses. A liability in the amount of approximately $21,000, the amortized fair value of the guaranty, is recorded on our balance sheet as an other accrued liability at March 31, 2012. See Note 9 to the financial statements for additional information.

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

In our Annual Report on Form 10-K for the year ended December 31, 2011, we identified our critical accounting polices related to cash and cash equivalents, investments, income taxes, accounts receivable and allowance for doubtful accounts, inventories, property and equipment, deferred revenue, revenue recognition, stock based compensation, research and development costs, advertising, and shipping and handling costs. There have been no significant changes to these critical accounting policies for the three months ended March 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk relates primarily to the potential change in the value of our investment portfolio as a result of fluctuations in interest rates. The primary purpose of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk of loss. As of March 31, 2012, our investment portfolio consisted of a variety of financial instruments, primarily including, but not limited to, money market securities and high quality government and corporate obligations. It is our intent to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We do not hold financial instruments for trading or other speculative purposes. The securities in our investment portfolio are classified as available-for-sale and, consequently, are recorded on our balance sheet at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

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

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of March 31, 2012.

	Aggregate Fair Value	Weighted Average Interest Rate
Cash and Cash Equivalents:
Cash and cash equivalents	$8,557,769	0.00%

Short-Term Investments: (1)
Money market funds and accrued income	$1,100,366	0.22%
Obligations of the U.S. Treasury, U.S government corporations and agencies	3,920,481	0.58%
Corporate debt securities	2,562,185	3.55%

Total short-term investments	$7,583,032

Long-Term Investments: (2)
Obligations of the U.S. Treasury, U.S government corporations and agencies	$2,978,551	1.85%
Mortgage backed securities	102,418	1.63%
Corporate debt securities	6,903,200	3.15%

Total long-term investments	$9,984,169

(1)	Reflects instruments with a contractual maturity of less than one year.
(2)	Reflects instruments with a contractual maturity of one year or more.

As of March 31, 2012, the Company had no borrowings and, therefore, is not subject to interest rate risks related to debt instruments.

Item 4.	Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we are involved in routine litigation that arises in the ordinary course of business. We are not currently involved in any litigation that we believe could reasonably be expected to have a material adverse effect on our business, financial condition, or results of operations.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

None

Item 6.	Exhibits.

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Bylaws (filed as Exhibit 3.6 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and Incorporated herein by reference)

10.1	2012 Executive Officer Incentive Program (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated January 26, 2012 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Form 10-Q for the period ended March 31, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Date: May 8, 2012	By:	/s/ J. BOYD DOUGLAS
J. Boyd Douglas
President and Chief Executive Officer

Date: May 8, 2012	By:	/s/ DAVID A. DYE
David A. Dye
Chief Financial Officer

Exhibit Index

No.	Exhibit

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Bylaws (filed as Exhibit 3.6 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and Incorporated herein by reference)

10.1	2012 Executive Officer Incentive Program (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated January 26, 2012 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Form 10-Q for the period ended March 31, 2012