Form 10-Q
period 2012-06-30
COMPUTER PROGRAMS & SYSTEMS INC
filed 2012-08-07
CIK 1169445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012.

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

As of August 6, 2012, there were 11,065,380 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Form 10-Q

(For the three and six months ended June 30, 2012)

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,219,281	$6,664,482
Investments	17,584,550	16,486,688
Accounts receivable, net of allowance for doubtful accounts of $1,161,000 and $1,276,000, respectively	20,549,932	21,521,260
Financing receivables, current portion, net	5,701,116	3,780,621
Inventories	1,899,943	1,838,937
Deferred tax assets	2,658,734	2,543,624
Prepaid income taxes	1,078,899	834,750
Prepaid expenses and other	1,250,166	498,172

Total current assets	55,942,621	54,168,534
Property and equipment
Land	2,848,276	2,848,276
Buildings and improvements	8,574,293	8,779,673
Maintenance equipment	2,442,228	4,638,219
Computer equipment	5,452,374	9,391,704
Leasehold improvements	1,972,042	1,937,524
Office furniture and equipment	2,153,010	2,959,534
Automobiles	314,905	190,542

	23,757,128	30,745,472
Less accumulated depreciation	(6,067,047)	(13,326,241)

Property and equipment, net	17,690,081	17,419,231
Financing receivables	6,939,092	4,056,748

Total assets	$80,571,794	$75,644,513

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,786,042	$2,469,157
Deferred revenue	6,435,859	5,589,792
Accrued vacation	3,636,570	3,211,693
Other accrued liabilities	4,412,020	5,399,996

Total current liabilities	17,270,491	16,670,638
Deferred tax liabilities	1,619,242	1,589,838
Stockholders’ equity:
Common stock, $0.001 par value; 30,000,000 shares authorized; 11,065,380 and 11,063,220 shares issued and outstanding	11,065	11,063
Additional paid-in capital	32,132,355	31,582,108
Accumulated other comprehensive income	22,971	7,380
Retained earnings	29,515,670	25,783,486

Total stockholders’ equity	61,682,061	57,384,037

Total liabilities and stockholders’ equity	$80,571,794	$75,644,513

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Sales revenues:
System sales	$17,828,593	$23,593,386	$34,903,111	$39,200,112
Support and maintenance	18,396,810	16,205,796	36,533,430	32,367,819
Business management services	9,505,686	9,039,513	18,783,955	17,650,998

Total sales revenues	45,731,089	48,838,695	90,220,496	89,218,929
Costs of sales:
System sales	12,679,266	13,529,202	24,578,510	25,650,036
Support and maintenance	7,513,598	6,494,966	15,182,365	12,938,777
Business management services	5,399,476	4,657,545	11,053,429	9,337,294

Total costs of sales	25,592,340	24,681,713	50,814,304	47,926,107

Gross profit	20,138,749	24,156,982	39,406,192	41,292,822
Operating expenses:
Sales and marketing	3,640,828	3,866,204	7,281,288	6,791,233
General and administrative	6,572,601	7,651,899	13,200,205	13,371,472

Total operating expenses	10,213,429	11,518,103	20,481,493	20,162,705

Operating income	9,925,320	12,638,879	18,924,699	21,130,117
Other income:
Interest income	189,355	158,177	348,491	311,511

Total other income	189,355	158,177	348,491	311,511

Income before taxes	10,114,675	12,797,056	19,273,190	21,441,628
Income taxes	1,853,378	4,880,908	5,362,843	8,152,314

Net income	$8,261,297	$7,916,148	$13,910,347	$13,289,314

Net income per share—basic	$0.75	$0.72	$1.26	$1.21

Net income per share—diluted	$0.75	$0.72	$1.26	$1.21

Weighted average shares outstanding
Basic	11,063,529	11,044,474	11,063,374	11,003,899
Diluted	11,063,529	11,044,474	11,063,374	11,003,899
Dividends declared per share	$0.46	$0.36	$0.92	$0.72

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income	$8,261,297	$7,916,148	$13,910,347	$13,289,314
Other comprehensive income, net of tax
Unrealized gain(loss) on investments available for sale, net of tax	(10,825)	151	15,591	4,603

Total other comprehensive income, net of tax	(10,825)	151	15,591	4,603
Comprehensive income	$8,250,472	$7,916,299	$13,925,938	$13,293,917

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2011	11,063,220	$11,063	$31,582,108	$7,380	$25,783,486	$57,384,037
Net income	—	—	—	—	13,910,347	13,910,347
Unrealized gain on investments held for sale, net of tax	—	—	—	15,591	—	15,591
Issuance of restricted stock	2,160	2	(2)	—	—	—
Stock-based compensation	—	—	614,779	—	—	614,779
Dividends	—	—	—	—	(10,178,163)	(10,178,163)
Income tax benefit from restricted stock dividends	—	—	32,404	—	—	32,404
Deficient tax benefit from restricted stock	—	—	(96,934)	—	—	(96,934)

Balance at June 30, 2012	11,065,380	$11,065	$32,132,355	$22,971	$29,515,670	$61,682,061

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30,
	2012	2011
Operating Activities
Net income	$13,910,347	$13,289,314
Adjustments to net income:
Provision for bad debt	234,735	1,648,245
Deferred taxes	(95,674)	(632,501)
Stock based compensation	614,779	318,222
Deficient (excess) tax benefit from restricted stock	96,934	(62,569)
Income tax benefit from restricted stock dividends	(32,404)	(14,089)
Depreciation	1,666,838	1,231,781
Changes in operating assets and liabilities:
Accounts receivable	954,546	(2,390,268)
Financing receivables	(5,020,792)	(422,482)
Inventories	(326,747)	(247,226)
Prepaid expenses and other	(751,994)	143,467
Accounts payable	316,885	714,169
Deferred revenue	846,067	1,115,928
Other liabilities	(563,099)	2,141,315
Income taxes payable/receivable	(308,679)	306,565

Net cash provided by operating activities	11,541,742	17,139,871

Investing Activities
Purchases of property and equipment	(1,671,947)	(670,437)
Purchases of investments	(1,072,303)	(3,083,823)

Net cash used in investing activities	(2,744,250)	(3,754,260)

Financing Activities
Dividends paid	(10,178,163)	(7,929,394)
Excess (deficient) tax benefit from restricted stock	(96,934)	62,569
Income tax benefit from restricted stock dividends	32,404	14,089

Net cash used in financing activities	(10,242,693)	(7,852,736)

(Decrease) increase in cash and cash equivalents	(1,445,201)	5,532,875

Cash and cash equivalents at beginning of period	6,664,482	2,939,839

Cash and cash equivalents at end of period	$5,219,281	$8,472,714

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes, net of refund	$5,755,951	$8,423,327
Reclassification of inventory to property and equipment	$265,741	$185,998
Write-off of fully depreciated assets	$8,687,631	$—

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

System Sales and Support and Maintenance

The Company enters into contractual obligations to sell hardware, perpetual software licenses, installation and training services, and support and maintenance services. On average, the Company is able to complete a system installation in three to four weeks. The methods employed by the Company to recognize revenue, which are discussed by element below, achieve results materially consistent with the provisions of Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, due to the relatively short period during which there are multiple undelivered elements, the relatively small amount of non-software related elements in the system sale arrangements, and the limited number of contracts in-process at the end of each reporting period. The Company recognizes revenue on the elements noted above as follows:

•

Support and maintenance – we have established vendor-specific objective evidence (“VSOE”) of the fair value of our support and maintenance services by reference to the price our customers are required to pay for the services when sold separately via renewals. Support and maintenance revenue is recognized on a straight-line basis over the term of the maintenance contracts, which is generally three to five years.

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

3.     OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following:

	June 30, 2012	December 31, 2011
Salaries and benefits	$2,279,723	$3,257,663
Commissions	660,870	503,172
Self-insurance reserves	583,400	793,378
Unrecognized tax benefit	731,346	731,346
Other	156,681	114,437

	$4,412,020	$5,399,996

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

Investments are comprised of the following at June 30, 2012:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short term investments (cash and accrued income)	$2,184,048	$—	$—	$2,184,048
Obligations of U.S. Treasury, U.S. government corporations and agencies	6,346,237	9,441	1,041	6,354,637
Mortgaged-backed securities	96,398	2,669	—	99,067
Corporate bonds	8,920,210	32,996	6,408	8,946,798

	$17,546,893	$45,106	$7,449	$17,584,550

Shown below are the amortized cost and estimated fair value of securities with fixed maturities at June 30, 2012, by contract maturity date. Actual maturities may differ from contractual maturities because issuers of certain securities retain early call or prepayment rights.

	Amortized Cost	Fair Value
Due in 2012	$4,906,263	$4,911,857
Due in 2013	5,181,692	5,200,466
Due in 2014	4,965,413	4,978,011
Due in 2015	2,397,127	2,395,149
Due thereafter	96,398	99,067

	$17,546,893	$17,584,550

Investments were comprised of the following at December 31, 2011:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short term investments (cash and accrued income)	$1,577,190	$—	$—	$1,577,190
Obligations of U.S. Treasury, U.S. government corporations and agencies	5,944,885	11,369	364	5,955,890
Mortgaged-backed securities	100,620	2,212	—	102,832
Corporate bonds	8,851,895	32,971	34,090	8,850,776

	$16,474,590	$46,552	$34,454	$16,486,688

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at June 30, 2012 and December 31, 2011, respectively:

	At June 30, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Treasury, U.S. government corporations and agencies	$2,552,421	$1,041	$—	$—	$2,552,421	$1,041
Corporate bonds	1,728,802	5,975	101,929	433	1,830,731	6,408

	$4,281,223	$7,016	$101,929	$433	$4,383,152	$7,449

	At December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Treasury, U.S. government corporations and agencies	$364,385	$364	$—	$—	$364,385	$364
Corporate bonds	2,522,030	24,113	508,588	9,977	3,030,618	34,090

	$2,886,415	$24,477	$508,588	$9,977	$3,395,003	$34,454

Our investment portfolio, including those securities in unrealized loss positions at June 30, 2012, is comprised almost entirely of investment-grade corporate and government debt securities. The Company does not intend to sell the investments that are in an unrealized loss position, and it is not likely that the Company will be required to sell any investments before recovery of their amortized cost basis. As a result, the Company has determined that the unrealized losses are deemed to be temporary impairments as of June 30, 2012. The Company believes that the unrealized losses generally are caused by liquidity discounts and increases in risk premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets.

5.     NET INCOME PER SHARE

The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. There were no dilutive shares for the three or six month periods ended June 30, 2012 or June 30, 2011.

6.     INCOME TAXES

The Company accounts for income taxes in accordance with FASB’s Codification topic, Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Deferred tax assets and liabilities are comprised of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Deferred tax assets:
Accounts receivable	$712,200	$672,056
Accrued vacation	1,418,262	1,252,560
Stock-based compensation	98,349	334,383
Accrued liabilities	528,272	629,906

Total deferred tax assets	$2,757,083	$2,888,905

Deferred tax liabilities:
Other comprehensive income	$14,686	$4,718
Depreciation	1,702,905	1,930,401

Total deferred tax liabilities	$1,717,591	$1,935,119

Significant components of the Company’s income tax provision in the Condensed Statements of Income for the six months ended June 30 are as follows:

	2012	2011
Current provision:
Federal	$5,020,474	$7,201,071
State	438,043	1,583,744
Deferred provision:
Federal	(85,859)	(567,629)
State	(9,815)	(64,872)

Total income tax provision	$5,362,843	$8,152,314

The difference between income taxes at the U. S. federal statutory income tax rate of 35% and those reported in the Condensed Statements of Income for the six months ended June 30 is as follows:

	2012	2011
Income taxes at U. S. Federal statutory rate	$6,745,616	$7,504,570
Provision-to-return adjustments	$(1,815,067)	—
State income tax, net of federal tax effect	824,850	964,562
Tax credits and other	(392,556)	(316,818)

Total income tax provision	$5,362,843	$8,152,314

The provision-to-return adjustments presented above for the six months ended June 30, 2012 are primarily related to differences between the Domestic Production Activities Deduction reported on the 2011 federal income tax return and amounts previously estimated.

The Company had unrecognized tax benefits of $731,346 related to uncertain tax positions as of June 30, 2012 under the provisions of FASB Codification topic, Income Taxes, which is recorded in other accrued liabilities on the Condensed Balance Sheet. No accrued interest or penalties for such positions is recorded. The federal returns for the tax years 2004, 2005, and 2006 are currently under examination by the Internal Revenue Service, primarily in relation to research credits claimed on those returns by the Company. The federal returns for tax years 2007 through 2011 remain open to examination, and the tax years 2006 through 2011 remain open to other taxing jurisdictions to which the Company is subject.

7.     STOCK-BASED COMPENSATION AND EMPLOYEE INCENTIVE PROGRAMS

Stock-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee’s or non-employee director’s requisite service period.

The following table shows total stock-based compensation expense for the three and six months ended June 30, 2012 and 2011, included in the Condensed Statements of Income:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Costs of sales	$114,999	$93,277	$229,998	$118,276
Operating expenses	194,779	154,113	384,781	199,946

Pre-tax stock-based compensation expense	309,778	247,390	614,779	318,222
Less: income tax effect	120,813	96,485	239,764	124,107

Net stock-based compensation expense	$188,965	$150,905	$375,015	$194,115

2005 Restricted Stock Plan

On January 27, 2006, the Compensation Committee of the Board of Directors approved the grant of 116,498 shares of restricted stock, effective January 30, 2006, to certain executive officers of the Company under the Company’s 2005 Restricted Stock Plan. The grant date fair value was $42.91 per share. The restricted stock vested in five equal annual installments commencing on the first anniversary date of grant.

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

2012 Restricted Stock Plan for Non-Employee Directors

On June 18, 2012, the Compensation Committee of the Board of Directors approved the grant of 2,160 shares of restricted stock, effective June 18, 2012, to five non-employee directors of the Company under the Company’s 2012 Restricted Stock Plan for Non-Employee Directors. The grant date fair value was $55.55 per share. Under the terms of the restricted stock award agreements with the non-employee directors, the shares of restricted stock are scheduled to vest on the third anniversary of the date of grant, assuming that the recipient of the grant continues to serve as a director of the Company on the vesting date. Compensation expense for this grant will be recognized on a straight-line basis over three years.

A summary of activity under the 2005 Restricted Stock Plan and the 2012 Restricted Stock Plan for Non-Employee Directors (the “Plans”) for the six-month periods ended June 30, 2012 and 2011 is as follows:

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock outstanding at beginning of period	100,346	$60.79	19,871	$42.77
Granted	2,160	55.55	100,346	60.79
Vested	(20,069)	60.79	(19,871)	42.77

Nonvested stock outstanding at end of period	82,437	$60.65	100,346	$60.79

As of June 30, 2012, there was $4,747,850 of unrecognized compensation cost related to non-vested restricted stock granted under the Plans.

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

The components of these lease receivables were as follows on June 30, 2012 and December 31, 2011:

	6/30/2012	12/31/2011
Total minimum lease payments receivable	$13,487,487	$8,254,652
Less allowance for losses	(665,274)	(447,321)
Less unearned income	(1,254,161)	(692,027)

Lease receivables	11,568,052	7,115,304
Less current portion	(4,628,960)	(3,058,556)

Amounts due after one year	$6,939,092	$4,056,748

Future minimum lease payments to be received subsequent to June 30, 2012 are as follows:

2012	$2,852,680
2013	5,050,570
2014	2,599,337
2015	1,861,341
2016	885,294
Thereafter	238,265

Total minimum lease payments to be received	13,487,487
Less unearned income	(1,254,161)

Net leases receivable	$12,233,326

The Company has also sold information and patient care systems to certain healthcare providers under extended payment terms. These receivables, included in the current portion of financing receivables, typically have terms from 3 to 12 months. Total amounts receivable under these arrangements at June 30, 2012 and December 31, 2011 were $1,072,156 and $722,065, respectively.

Credit Quality of Financing Receivables and Allowance for Credit Losses

The following table is a roll-forward of the allowance for financing credit losses for the period ended June 30, 2012 and year ended December 31, 2011:

	Begining Balance	Provision	Charge-offs	Recoveries	Ending Balance
December 31, 2011	$233,396	$499,485	$(285,560)	$—	$447,321
June 30, 2012	$447,321	$217,953	$—	$—	$665,274

The Company’s financing receivables are comprised of a single portfolio segment as the balances are all derived from sales-type leasing arrangements within our target market of community hospitals. The Company evaluates the credit quality of its financing receivables based on a combination of factors, including, but not limited to, customer collection experience, economic conditions, the customer’s financial condition, and known risk characteristics impacting the respective customer base of community hospitals, the most notable of which related to enacted and potential changes in Medicare and Medicaid reimbursement rates as community hospitals typically generate a significant portion of their revenues and related cash flows from beneficiaries of these programs. In addition to specific account identification, the Company utilizes historical collection experience to establish the allowance for credit losses. Financing receivables are written off only after the Company has exhausted all collection efforts. The Company has been successful collecting its financing receivables and considers the credit quality of such arrangements to be good, especially as the underlying assets act as collateral for the receivables.

Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms, with amounts reclassified to accounts receivable when they become due. As a result, the Company utilizes an aging of trade accounts receivable as the primary credit quality indicator for its financing receivables. The following is an analysis of the age of the recorded investment in financing receivables with past due amounts as of June 30, 2012 and December 31, 2011, respectively:

	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due	Current	Total Receivable	Recorded Investment > 90 Days and Accruing
June 30, 2012	$9,938,708	$1,216,893	$—	$11,155,601	$2,149,881	$13,305,482	$1,216,893
December 31, 2011	3,757,915	838,791	999,635	5,596,341	2,688,349	8,284,690	1,838,426

For purposes of the aging analysis presented above, customer financing receivable balances were classified into the respective aging categories based on the oldest contractual payments outstanding within the Company’s trade accounts receivable as of the respective dates and therefore represent the Company’s total investment in financing receivables with payments outstanding within the respective aging categories, although the vast majority of the investment in financing receivables is not yet past due, per contractual terms.

Extended Meaningful Use Installment Plans

During 2012, the Company has entered into multiple customer license agreements with payment terms requiring the customer to remit to the Company incentive payments (not to exceed the remaining balance) received under the American Recovery and Reinvestment Act of 2009 (“ARRA”) for adoption of qualifying electronic health records (“EHRs”), with only nominal payment amounts required until the customer’s receipt of such incentive payments. If no such incentive payments are received by the customer or if such payments are not sufficient to pay the remaining balance under the arrangement, payments continue at contracted nominal amounts until the balance of the contract price is paid full. Because of the significant difference in the underlying economics of these arrangements compared to our historical financing receivables, management has determined that these arrangements are not comparable to historical arrangements. In accordance with the Software topic and Revenue Recognition subtopic of the Codification, the Company recognizes revenue related to these arrangements as the amounts become due. Anticipated future cash flows from these arrangements are excluded from the Company’s financing receivables and deferred revenue in the accompanying condensed balance sheets. Direct, incremental costs in the amount of $816,726, included as a component of prepaid expenses and other in the accompanying Condensed Balance Sheets, have been capitalized as of June 30, 2012 related to these arrangements.

9.     COMMITMENTS AND CONTINGENCIES

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

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The fair values of the Company’s available-for-sale securities are based on matrix pricing for the periods ended June 30, 2012 and December 31, 2011, which uses observable market based inputs (such as benchmark yields) in addition to quoted prices in active markets to derive fair values. As a result, these inputs are classified as Level 2 within the fair value hierarchy. We generally apply fair value techniques on a non-recurring basis associated with (1) valuing potential impairment loss related to financing receivables accounted for pursuant to Codification topic, Leases, and (2) valuing potential impairment loss related to long-lived assets accounted for pursuant to Codification topic, Property, Plant and Equipment, when events or circumstances indicate a possible impairment.

The following tables summarize the carrying amounts and fair values of certain assets and liabilities at June 30, 2012 and December 31, 2011:

		Fair Value at June 30, 2012 Using
Description	Carrying Amount at 6/30/2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Short-term investments (cash and accrued income)	$2,184,048	$—	$2,184,048	$—
Mortgage backed securities	99,067	—	99,067	—
Obligations of U.S. Treasury, U.S. government corporations and agencies	6,354,637	—	6,354,637	—
Corporate bonds	8,946,798	—	8,946,798	—

Total available-for-sale securites	$17,584,550	$—	$17,584,550	$—

		Fair Value at December 31, 2011 Using
Description	Carrying Amount at 12/31/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Short-term investments (cash and accrued income)	$1,577,190	$—	$1,577,190	$—
Mortgage backed securities	102,832	—	102,832	—
Obligations of U.S. Treasury, U.S. government corporations and agencies	5,955,890	—	5,955,890	—
Corporate bonds	8,850,776	—	8,850,776	—

Total available-for-sale securites	$16,486,688	$—	$16,486,688	$—

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

12.     SUBSEQUENT EVENTS

On July 23, 2012, the Company announced a dividend for the third quarter of 2012 in the amount of $0.46 per share, payable on August 24, 2012, to stockholders of record as of the close of business on August 9, 2012.

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

Background

CPSI was founded in 1979 and specializes in delivering comprehensive healthcare information systems and related services to community hospitals. Our systems and services are designed to support the primary functional areas of a hospital and to enhance access to necessary financial and clinical information. Our comprehensive system enables healthcare providers to improve clinical, financial and administrative outcomes. Our products and services provide solutions in key areas, including patient management, financial management, patient care and clinical, enterprise and office automation. In addition to servicing small- to medium-sized hospitals, we provide information technology services to other related entities in the healthcare industry, such as nursing homes, home health agencies and physician clinics.

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

Management Overview

We primarily seek revenue growth through sales of healthcare information technology systems and related services to existing and new customers within our historic target market. Our strategy has produced consistent revenue growth over the long-term, as reflected in five- and ten-year compounded annual growth rates in revenues of approximately 8.4% and 11.3%, respectively, as of the end of our most recently completed fiscal year. Selling new and additional products and services to our existing customer base is an important part of CPSI’s future revenue growth. We believe that as our customer base grows, the demand for additional products and services, including business management services, will also continue to grow, supporting further increases in recurring revenues. We also expect to drive revenue growth from new product development that we may generate from our research and development activities.

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

Despite the current challenging economic conditions generally, including the uncertainty surrounding credit markets and tightened lending standards, we have not experienced a decline in demand for our products and services and our collections of receivables remain consistent with historical trends.

American Recovery and Reinvestment Act of 2009

While the ongoing challenging economic conditions and uncertainty surrounding credit markets and tightened lending standards have impacted and could continue to impact the community hospitals that comprise our target market, we believe that the American Recovery and Reinvestment Act of 2009 (the “ARRA”) has increased and will continue to increase demand for healthcare information technology and will have a positive impact on our business prospects through 2015 . The ARRA includes more than $19 billion in funding to aid healthcare organizations in modernizing their operations through the acquisition and widespread use of healthcare information technology. Included in the funding is approximately $17.2 billion in incentives through Medicare and Medicaid reimbursement systems to encourage and assist healthcare providers in adopting and using electronic health records (“EHRs”). These incentive payments began in February 2011 and are expected to last through 2015. If an eligible healthcare provider does not begin to demonstrate meaningful use of EHRs by 2015, then reimbursement under Medicare will begin to be reduced. Our hospital customers began receiving these incentive payments under the ARRA in February 2011. Through July 2012, approximately 180 of our hospital customers had received payments for EHR adoption totaling approximately $180 million.

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

Deficit Reduction

President Obama signed legislation on August 2, 2011, the Budget Control Act of 2011, to increase the U.S. debt ceiling. This legislation imposed significant cuts in federal spending over the next decade, as the special bipartisan Congressional committee appointed under the legislation failed to take any action on deficit reduction. Although Medicaid is specifically exempted from the federal spending cuts mandated by the legislation, it calls for a maximum reduction of 2% in federal Medicare spending, all of which will be achieved by reduced reimbursements to health care providers. The reduced reimbursements will take effect starting in January 2013, unless Congress takes specific action to override the spending cuts. As our hospital customers rely heavily on reimbursements from Medicare to fund their operations, the anticipated reduction in reimbursement rates, although capped at 2%, could negatively affect the businesses of our customers and our business.

Results of Operations

In the six months ended June 30, 2012, we generated revenues of $90.2 million from the sale of our products and services, as compared to $89.2 million in the six months ended June 30, 2011, an increase of 1.1%. We installed our core financial and patient accounting system in 18 new hospitals in the first six months of 2012 compared to 11 in the first six months of 2011. Additionally, our expanding customer base resulted in continued growth in support and maintenance revenues and business management services revenues. We also recognized favorable provision-to-return adjustments of $1.8 million related to our 2011 federal and state income tax returns. Our net income for the six months ended June 30, 2012 increased 4.7% from the first six months of 2011, while cash flow from operations decreased 32.7% primarily as a result of increases in our financing receivables.

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

Meaningful use is measured in three stages over five years. Each stage represents a level of adoption of EHR. To qualify for stimulus payments for each stage, the provider is required to report compliance for a consecutive 90-day period during the calendar year. The dollar amount of stimulus payments during stage one of the EHR incentive program is scheduled to begin decreasing in 2013. Due to the deadlines associated with the 90-day compliance requirement, our results have become and will remain uneven during the term of the ARRA program, with system sales activity relating to ARRA likely being higher in the first two quarters of our fiscal year and lower in the last two quarters of our fiscal year. However, based on factors such as that presented below, the recognition of revenue may not be in a pattern consistent with changes in system sales activity.

At the beginning of 2012, we began including language in certain of our customer license agreements that more evenly matched customers’ anticipated cash inflows under the EHR incentive program with the necessary cash outflows for purchasing our EHR solution. Under these arrangements, customers are required to remit to us incentive payments (not to exceed the remaining balance) received for adoption of qualifying EHRs, with only nominal payment amounts required until the customer’s receipt of such incentive payments. If no such incentive payments are received by the customer or if such payments are not sufficient to pay the remaining balance under the arrangement, payments continue at contracted nominal amounts until the balance of the contract price is paid in full. Revenue from these arrangements is recognized as the amounts become due. As of June 30, 2012, we have accumulated unrecognized revenue of $9.8 million to be recognized as the amounts become due under these contracts. We expect most of the customers under these contracts to successfully achieve stage one of meaningful use on or before October 1, 2012, with our experience suggesting an average time from successful attestation to receipt of funds under the EHR incentive program of approximately six weeks. Overall, with respect to these contracts, we typically experience a timeframe of 6 to 12 months from the date of installation to receipt of funds under the EHR incentive program.

The following table sets forth certain items included in our results of operations for the three and six months ended June 30, 2012 and 2011, expressed as a percentage of our total revenues for these periods (dollar amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
System sales	17,828	39.0%	$23,593	48.3%	$34,903	38.7%	$39,200	43.9%
Support and maintenance	18,397	40.2%	16,206	33.2%	36,533	40.5%	32,368	36.3%
Business management services	9,506	20.8%	9,040	18.5%	18,784	20.8%	17,651	19.8%

Total sales revenues	45,731	100.0%	48,839	100.0%	90,220	100.0%	89,219	100.0%
Costs of sales:
System sales	12,679	27.7%	13,529	27.7%	24,579	27.2%	25,650	28.7%
Support and maintenance	7,514	16.4%	6,495	13.3%	15,182	16.8%	12,939	14.5%
Business management services	5,399	11.8%	4,658	9.5%	11,053	12.3%	9,337	10.5%

Total costs of sales	25,592	56.0%	24,682	50.5%	50,814	56.3%	47,926	53.7%

Gross profit	20,139	44.0%	24,157	49.5%	39,406	43.7%	41,293	46.3%
Operating expenses:
Sales and marketing	3,641	8.0%	3,866	7.9%	7,281	8.1%	6,791	7.6%
General and administrative	6,573	14.4%	7,652	15.7%	13,200	14.6%	13,372	15.0%

Total operating expenses	10,214	22.3%	11,518	23.6%	20,481	22.7%	20,163	22.6%

Operating income	9,925	21.7%	12,639	25.9%	18,925	21.0%	21,130	23.7%
Other income:
Interest income	189	0.4%	158	0.3%	348	0.4%	311	0.3%

Total other income	189	0.4%	158	0.3%	348	0.4%	311	0.3%

Income before taxes	10,114	22.1%	12,797	26.2%	19,273	21.4%	21,441	24.0%
Income taxes	1,853	4.1%	4,881	10.0%	5,363	5.9%	8,152	9.1%

Net income	$8,261	18.1%	$7,916	16.2%	$13,910	15.4%	$13,289	14.9%

Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011

Revenues. Total revenues for the three months ended June 30, 2012 decreased 6.4%, or $3.1 million, compared to the three months ended June 30, 2011. This was largely attributable to a decrease in system sales revenues, as nearly half of the installations of core systems at new hospital clients during the second quarter of 2012 contained provisions within the respective agreements requiring a substantial majority of the revenue to be recognized upon the customers successfully achieving meaningful use designation and receipt of related ARRA funds (“Extended Meaningful Use Installment Plans”). This resulted in additional unrecognized revenue of $4.7 million accumulated during the second quarter of 2012 to be recognized in future periods as the amounts become due. This decrease in recognized system sales revenues is largely offset by an increase in support and maintenance revenues and business management services revenues due to a larger customer base and increased applications within that customer base requiring support and maintenance services.

System sales revenues decreased by 24.4%, or $5.8 million, for the comparative three-month periods. We installed our core system at nine new hospital clients in the second quarter of 2012 (nearly half of which were under Extended Meaningful Use Installment Plans) compared to seven in the second quarter of 2011 (all of which were traditional installations). Sales to existing customers accounted for 72.0% of our system sales revenue for the second quarter of 2012 compared to 64.2% for the second quarter of 2011. During the second quarter of 2012, the Company continued to install systems under Extended Meaningful Use Installment Plans for which a substantial majority of the consideration will not be received or revenue recognized until the customers successfully achieve meaningful use designation and receive related ARRA incentive payments, resulting in additional unrecognized revenue of $4.7 million accumulated during the second quarter of 2012 to be recognized in future periods as the amounts become due. The Company recognized revenue during the second quarter of 2012 of $0.4 million for previously installed Software as a Service (“SaaS”) arrangements that were converted to perpetual licenses at the customers’ request.

Support and maintenance revenues increased by 13.5%, or $2.2 million, for the comparative three month periods. This increase was attributable to an increase in recurring revenues as a result of a larger customer base, an increase in support fees for add-on business sold to existing customers, increases in support rates from contractually agreed upon Consumer Price Index (“CPI”) rate increases and the addition of IT managed services to our suite of service offerings. Support service fees increased by 12.1%, or $1.7 million, for the comparative three month periods. SaaS, hosting and other fees decreased by 18.6%, or $0.4 million, for the comparative three month periods. IT managed service fees, which was a new service offering beginning in the third quarter of 2011, were $1.0 million for the three months ended June 30, 2012 compared to zero for the second quarter of 2011.

Business management services revenues increased by 5.2%, or $0.5 million, for the comparative three month periods. We experienced this increase in business management services revenues primarily as a result of growth in customer demand for accounts receivable management and revenue cycle management services. We were providing our full suite of business management services to 38 customers at June 30, 2012, compared to 29 customers at June 30, 2011.

Costs of Sales. Total costs of sales increased by 3.7%, or $0.9 million, for the comparative three month periods. As a percentage of total revenues, costs of sales increased approximately 550 basis points to 56.0% from 50.5%.

Costs of system sales decreased by 6.3%, or $0.8 million, for the comparative three month periods. The decrease in costs of system sales was due to a $0.8 million decrease in cost of equipment due largely to a 25.9% decrease in equipment sales, coupled with the capitalization of $0.3 million in cost of equipment related to Extended Meaningful Use Installment Plan installations for which no revenue has been recognized. The second quarter of 2011 saw an unusually high number of equipment sales to existing customers and related cost of equipment due to the Company’s migration to a new operating platform, which required many customers to upgrade existing hardware in order to support the new platform. Payroll and related costs remained unchanged at $6.2 million. The gross margin on system sales decreased to 28.9% for the three month period ended June 30, 2012 from 42.7% in the three month period ended June 30, 2011, as revenue for nearly half of the systems installed during the three months ended June 30, 2012 will not be recognized until the customers successfully achieve meaningful use designation and receive related ARRA incentive payments. Excluding the effects of the unrecognized revenue noted above and the deferral of the related cost of equipment, the adjusted gross margin on system sales (as hereinafter defined in the “Non-GAAP Financial Measures” section below) decreased to 42.4% in the three month period ended June 30, 2012. The timing of revenue recognition on these installations also resulted in an increase in payroll and related expenses as a percentage of system sales to 34.5% in the three month period ended June 30, 2012 from 26.3% in the three month period ended June 30, 2011, and an increase in travel expense as a percentage of system sales to 20.3% from 13.9% for the comparative three month periods. As a percentage of system sales, cost of equipment decreased to 9.8% in the three month period ended June 30, 2012 from 11.0% in the three month period ended June 30, 2011. If the Company had recognized the $4.7 million of unrecognized revenue accumulated during the quarter from Extended Meaningful Use Installment Plans, payroll and related expenses, travel expense, and adjusted cost of equipment (as hereinafter defined in the “Non-GAAP Financial Measures” section below) would represent 27.3%, 16.1%, and 9.0%, respectively, of adjusted system sales (as hereinafter defined in the “Non-GAAP Financial Measures” section below) for the second quarter of 2012. Please see the tables set forth below under the caption “Non-GAAP Financial Measures” reconciling each of these non-GAAP financial measures to the comparable financial measure determined in accordance with generally accepted accounting principles in the United States (“GAAP”).

Cost of support and maintenance increased 15.7%, or $1.0 million, for the comparative three month periods, primarily due to an increase in payroll and related costs of 18.6%, or $1.1 million. The increase in payroll and related costs was driven by the addition of personnel to provide IT managed services, which was a new service offering beginning in the third quarter of 2011. The gross margin on support and maintenance revenues decreased to 59.2% for the three month period ended June 30, 2012 from 59.9% for the three month period ended June 30, 2011, as our IT managed services offering has yet to achieve the economies of scale that currently benefit the remainder of our support and maintenance service mix.

Our costs associated with business management services increased 15.9%, or $0.7 million, for the comparative three month periods due primarily to an increase in payroll and related costs. The gross margin on business management services decreased to 43.2% for the three month period ended June 30, 2012 from 48.5% for the three month period ended June 30, 2011 due to the disproportionate increase in payroll and related costs versus revenues. Payroll and related expenses increased 19.3%, or $0.5 million, as a result of adding more employees in order to support and develop our growing customer base.

Sales and Marketing Expenses. Sales and marketing expenses decreased 5.8%, or $0.2 million, for the comparative three month periods. The decrease was attributable to decreased commissions resulting from a decrease in billings for system sales revenues.

General and Administrative Expenses. General and administrative expenses decreased 14.1%, or $1.1 million, for the comparative three month periods primarily due to a $1.7 million decrease in bad debt expense. Bad debt expense for the second quarter of 2011 was significantly higher than historical trends as several customers declared bankruptcy and we increased reserves for specific customers with which we had experienced collection problems. The decrease in bad debt expense is partially offset by a $0.5 million increase in group health insurance expense due to negative claims experience in our self-insurance program.

As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses decreased to 22.3% for the three month period ended June 30, 2012 compared to 23.6% for the three month period ended June 30, 2011.

As a result of the foregoing factors, income before taxes decreased by 21.0%, or $2.7 million, from the three months ended June 30, 2011.

Income Taxes. Our effective income tax rate for the three months ended June 30, 2012 and 2011 was 18.3% and 38.1%, respectively. The significant decrease in our effective income tax rate is primarily due to favorable provision-to-return adjustments related to our 2011 federal and state income tax returns. These adjustments were primarily related to differences between the Domestic Production Activities Deduction (“DPAD”) reported on the 2011 federal income tax return and amounts previously estimated. The federal research and development tax credit expired effective December 31, 2011, and has yet to be extended by Congress. As a result, no tax benefit from these potential tax credits has been recorded for the three months ended June 30, 2012. Aside from the potential extension of federal research and development tax credits, we are unaware of any pending legislation that would affect our current income tax rate for the remainder of 2012.

Net Income. Net income for the three months ended June 30, 2012 increased by 4.4%, or $0.3 million, to $8.3 million, or $0.75 per basic and diluted share, as compared with net income of $7.9 million, or $0.72 per basic and diluted share, for the three months ended June 30, 2011. Net income represented 18.1% of revenue for the three months ended June 30, 2012, as compared to 16.2% of revenue for the three months ended June 30, 2011.

Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011

Revenues. Total revenues for the six months ended June 30, 2012 increased 1.1%, or $1.0 million, compared to the six months ended June 30, 2011. This was largely attributable to an increase in support and maintenance revenues and business management services revenues due to a larger customer base and increased applications within that customer base requiring support and maintenance services. The increase in support and maintenance revenues and business management services revenues is largely offset by a decrease in system sales revenues as over one third of the installations of core systems at new hospital clients during the six months ended June 30, 2012 were under Extended Meaningful Use Installment Plans. This resulted in unrecognized revenue of $9.8 million being accumulated during the six months ended June 30, 2012, which will be recognized in future periods as the amounts become due.

System sales revenues decreased by 11.0%, or $4.3 million, for the comparative six month periods. We installed our core system at 18 new hospital clients in the first six months of 2012 (over one third of which were under Extended Meaningful Use Installment Plans) compared to 11 in the first six months of 2011 (all of which were traditional installations). Sales to existing customers accounted for 74.8% of our system sales revenue for the first six months of 2012 compared to 67.7% for the first six months of 2011. During the first six months of 2012, the Company installed systems under Extended Meaningful Use Installment Plans for which a substantial majority of the consideration will not be received and revenue recognized until the customers successfully achieve meaningful use designation and receive related ARRA incentive payments, resulting in unrecognized revenue of $9.8 million accumulated during the six months ended June 30, 2012 to be recognized in future periods as the amounts become due. The Company recognized revenue during the first six months of 2012 of $0.8 million for previously installed Software as a Service (“SaaS”) arrangements that were converted to perpetual licenses at the customers’ request.

Support and maintenance revenues increased by 12.9%, or $4.2 million, for the comparative six month periods. This increase was attributable to an increase in recurring revenues as a result of a larger customer base, an increase in support fees for add-on business sold to existing customers, increases in support rates from contractually agreed upon Consumer Price Index (“CPI”) rate increases and the addition of IT managed services to our suite of service offerings. Support service fees increased by 10.6%, or $3.0 million, for the comparative six month periods. SaaS, hosting and other fees decreased by 12.7%, or $0.5 million, for the comparative six month periods. IT managed service fees, which was a new service offering beginning in the third quarter of 2011, were $1.8 million for the six months ended June 30, 2012 compared to zero for the six months ended June 30, 2011.

Business management services revenues increased by 6.4%, or $1.1 million, for the comparative six month periods. We experienced this increase in business management services revenues primarily as a result of growth in customer demand for accounts receivable management, revenue cycle management and claims eligibility services.

Costs of Sales. Total costs of sales increased by 6.0%, or $2.9 million, for the comparative six month periods. As a percentage of total revenues, costs of sales increased approximately 260 basis points to 56.3% from 53.7%.

Costs of system sales decreased by 4.2%, or $1.1 million, for the comparative six month periods. The decrease in costs of system sales was due to a $1.9 million decrease in cost of equipment due largely to a 16.3% decrease in equipment sales, coupled with the capitalization of $0.8 million in cost of equipment related to installations for which no revenue has been recognized. During the six months ended June 30, 2011, we experienced an unusually high number of equipment sales to existing customers and related cost of equipment due to the Company’s migration to a new operating platform, which required many customers to upgrade existing hardware in order to support the new platform. This decrease in cost of equipment was partially offset by a $1.2 million increase in travel and related costs due to increased system installations during the six months ended June 30, 2012. Payroll and related costs remained unchanged at $12.1 million. The gross margin on system sales decreased to 29.6% for the six month period ended June 30, 2012 from 34.6% in the six month period ended June 30, 2011, as revenue for over one-third of the systems installed during the six months ended June 30, 2012 will not be recognized until the customers successfully achieve meaningful use designation and receive related ARRA incentive payments. Excluding the effects of the unrecognized revenue noted above and the deferral of the related cost of equipment, the adjusted gross margin on system sales (as hereinafter defined in the “Non-GAAP Financial Measures” section below) increased to 43.2% in the six month period ended June 30, 2012. The timing of revenue recognition on these installations also resulted in an increase in payroll and related expenses as a percentage of system sales to 34.7% in the six month period ended June 30, 2012 from 30.8% in the six month period ended June 30, 2011, and an increase in travel expense as a percentage of system sales to 19.6% from 14.5% for the comparative six month periods. As a percentage of system sales, cost of equipment decreased to 10.2% in the six month period ended June 30, 2012, from 13.9% in the six month period ended June 30, 2011. If the Company had recognized the $9.8 million of unrecognized revenue accumulated during the six months ended June 30, 2012 from Extended Meaningful Use Installment Plans, payroll and related expenses, travel expense, and adjusted cost of equipment (as hereinafter defined in the “Non-GAAP Financial Measures” section below) would represent 27.0%, 15.3%, and 9.8%, respectively, of adjusted system sales (as hereinafter defined in the “Non-GAAP Financial Measures” section below) for the six months ended June 30, 2012. Please see the tables set forth below under the caption “Non-GAAP Financial Measures” reconciling each of these non-GAAP financial measures to the comparable financial measure determined in accordance with GAAP.

Cost of support and maintenance increased 17.3%, or $2.2 million, for the comparative six month periods, primarily due to an increase in payroll and related costs of 19.1%, or $2.2 million. The increase in payroll and related costs was driven by the addition of personnel to provide IT managed services, which was a new service offering beginning in the third quarter of 2011. The gross margin on support and maintenance revenues decreased to 58.4% for the six month period ended June 30, 2012 from 60.0% for the six month period ended June 30, 2011, as our IT managed services offering has yet to achieve the economies of scale that currently benefit the remainder of our support and maintenance service mix.

Our costs associated with business management services increased 18.4%, or $1.7 million, for the comparative six month periods due primarily to an increase in payroll and related costs. The gross margin on business management services decreased to 41.2% for the six month period ended June 30, 2012 from 47.1% for the six month period ended June 30, 2011 due to the disproportionate increase in payroll and related costs versus revenues. Payroll and related expenses increased 23.5%, or $1.1 million, as a result of adding more employees in order to support and develop our growing customer base. Similarly, temporary labor expenses increased 42.5%, or $0.2 million.

Sales and Marketing Expenses. Sales and marketing expenses increased 7.2%, or $0.5 million, for the comparative six month periods. The increase was attributable to increased payroll and related expense as a result of additional personnel.

General and Administrative Expenses. General and administrative expenses decreased 1.3%, or $0.2 million, for the comparative six month periods primarily due to a $1.4 million decrease in bad debt expense. Bad debt expense for the six months ended June 30, 2011 was significantly higher than historical trends as several customers declared bankruptcy and we increased reserves for specific customers with which we had experienced collection problems. The decrease in bad debt expense is mostly offset by a $0.5 million increase in expenses related to application-specific user group meetings hosted by the Company during the first six months of 2012, a $0.5 million increase in retirement plan costs (as during the first six months of 2012 we changed the employer match component of our defined contribution retirement plan such that our matching contributions to participant accounts are more heavily weighted towards the earlier periods in the year), and a $0.4 million increase in group health insurance expense due to negative claims experience in our self-insurance program.

As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses increased to 22.7% for the six month period ended June 30, 2012 compared to 22.6% for the six month period ended June 30, 2011.

As a result of the foregoing factors, income before taxes decreased by 10.1%, or $2.2 million, from the six months ended June 30, 2011.

Income Taxes. Our effective income tax rate for the six months ended June 30, 2012 and 2011 was 27.8% and 38.0%, respectively. The significant decrease in our effective income tax rate is primarily due to favorable provision-to-return adjustments related to our 2011 federal and state income tax returns. These adjustments were primarily related to differences between the DPAD reported on the 2011 federal income tax return and amounts previously estimated. The federal research and development tax credit expired effective December 31, 2011, and has yet to be extended by Congress. As a result, no tax benefit from these potential tax credits has been recorded for the three months ended June 30, 2012. Aside from the potential extension of federal research and development tax credits, we are unaware of any pending legislation that would affect our current income tax rate for the remainder of 2012.

Net Income. Net income for the six months ended June 30, 2012 increased by 4.7%, or $0.6 million, to $13.9 million, or $1.26 per basic and diluted share, as compared with net income of $13.3 million, or $1.21 per basic and diluted share, for the six months ended June 30, 2011. Net income represented 15.4% of revenue for the six months ended June 30, 2012, as compared to 14.9% of revenue for the six months ended June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2012, we had cash and cash equivalents of $5.2 million, compared to $8.5 million at June 30, 2011. Management believes that cash and investments plus cash generated from our normal operating activities should be adequate to fund our business through the remainder of 2012. Our principal source of liquidity has been cash provided by operating activities. Cash provided by operating activities has been used primarily to fund the growth in our business and return cash to shareholders in the form of dividends. We believe that paying dividends is an effective way of providing an investment return to our stockholders and a beneficial use of our cash. However, the declaration of dividends by CPSI is subject to the discretion of our Board of Directors. Our Board of Directors will continue to take into account such matters as general business conditions, our financial results and such other factors as our Board of Directors may deem relevant.

Net cash provided by operating activities for the six months ended June 30, 2012 was $11.5 million, compared to $17.1 million for the six months ended June 30, 2011. The decrease was primarily due to an increase in financing receivables, coupled with the cash outflows necessary to install systems for which a substantial majority of the consideration will not be received or revenue recognized until the customers successfully achieve meaningful use designation and receive related ARRA incentive payments. During the first six months of 2012, we have again experienced an increase in requests by customers for payment terms and financing arrangements as a result of the challenging economic environment and limited availability of credit from third parties. Although we will provide capital lease financing arrangements to our customers, we prefer and encourage customers to use a SaaS operating lease arrangement in lieu of capital financing lease arrangements.

Net cash used in investing activities totaled $2.7 million for the six months ended June 30, 2012, compared to $3.8 million for the six months ended June 30, 2011. We used cash for the purchase of $1.7 million of property and equipment and for the purchase of investments of $1.1 million during the six months ended June 30, 2012. We move idle cash to our investment portfolio that we do not anticipate needing within a one-year time frame. We anticipate the need for approximately$2.0 million in capital expenditures during the remainder of 2012, including approximately $1.5 million for the addition of office space in Baldwin County, Alabama.

Net cash used in financing activities totaled $10.2 million for the six months ended June 30, 2012, compared to $7.9 million for the six months ended June 30, 2011. During the six months ended June 30, 2012, we increased our divided rate 27.8% to $0.46 per share from $0.36 per share.

Our days sales outstanding, which represents the average collection time for accounts receivable, for the six months ended June 30, 2012 and 2011 were 43 and 58 days, respectively. This significant decrease in days sales outstanding is primarily attributable to the increasing preference among new customers to enter into financing arrangements for the purchase of their EHRs, resulting in fewer sales dollars entering accounts receivable.

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

Off Balance Sheet Arrangements

As of December 31, 2011, our only off-balance sheet arrangement, as defined by Item 303(a)(4) of SEC Regulation S-K, consisted of our guarantee of certain lease obligations of Solis Healthcare, LP (“Solis Healthcare”) to Winthrop Resources Corporation (“Winthrop”) under a lease agreement. Solis Healthcare purchased a software system from us and then entered into a sale-leaseback transaction with Winthrop in the first quarter of 2008. We provided this guarantee in order to facilitate Solis Healthcare in leasing the new system. During May 2012, all amounts outstanding under the lease were paid in full, resulting in the termination of our obligations under the guarantee.

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

In our Annual Report on Form 10-K for the year ended December 31, 2011, we identified our critical accounting polices related to cash and cash equivalents, investments, income taxes, accounts receivable and allowance for doubtful accounts, inventories, property and equipment, deferred revenue, revenue recognition, stock based compensation, research and development costs, advertising, and shipping and handling costs. There have been no significant changes to these critical accounting policies for the three months ended June 30, 2012.

Non-GAAP Financial Measures

We have included in the discussion under the captions “Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011” and “Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011” above financial measures that were not prepared in accordance with GAAP. Any analysis of non-GAAP financial measures should made only in conjunction with results presented in accordance with GAAP. Below, we define these non-GAAP financial measures, provide reconciliations of the non-GAAP financial measures to the most directly comparable financial measure calculated in accordance with GAAP, and discuss the reasons that we believe this information is useful to management and may be useful to investors.

We use the non-GAAP financial measures “adjusted gross margin on system sales,” “adjusted cost of equipment,” and “adjusted system sales.” Management believes these non-GAAP financial measures provide our board of directors, investors, potential investors, securities analysts and others with useful information to evaluate our performance because they exclude the impact of unrecognized revenue and related deferral of cost of equipment resulting from our use of Extended Meaningful Use Installment Plans. Extended Meaningful Use Installment Plans are new to the Company for 2012, resulting in the Company not having sufficient experience with comparable arrangements to establish evidence of a standard business practice of historically collecting under the original payment terms of such contracts without making concessions. As a result, the provisions of the Software topic and Revenue Recognition subtopic of the Financial Accounting Standards Board Accounting Standards Codification result in a conclusion that the fee is not fixed or determinable and, as a result, the revenue is to be recognized as the amounts become due. Because the timing of our recognition of revenue under Extended Meaningful Use Installment Plans is not related to any remaining obligation on the part of the Company, the Company and our board of directors use these non-GAAP financial measures to evaluate our performance relative to other periods. We believe that the most directly comparable GAAP measures to adjusted gross margin on system sales, adjusted cost of equipment, and adjusted system sales are gross margin on system sales, cost of equipment, and system sales, respectively. Set forth below are reconciliations of adjusted gross margin on system sales, adjusted cost of equipment, and adjusted system sales to the comparable financial measures calculated in accordance with GAAP (dollar amounts in thousands):

Adjusted Gross Margin on System Sales

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Gross margin on system sales	$5,149	$10,064	$10,324	$13,550
Add: Unrecognized revenue accumulated related to Extended Meaningful Use Installment Plans	4,679	—	9,821	—
Less: Revenue recognized related to Extended Meaningful Use Installment Plans	—	—	—	—
Less: Deferred cost of equipment related to Extended Meaningful Use Installment Plans	(333)	—	(870)	—
Add: Amortization of deferred cost of equipment related to Extended Meaningful Use Installment Plans	54	—	54	—

Adjusted gross margin on system sales	9,549	10,064	19,329	13,550

Adjusted Cost of Equipment

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Cost of equipment	$1,748	$2,597	$3,547	$5,453
Add: Deferred cost of equipment related to Extended Meaningful Use Installment Plans	333	—	870	—
Less: Amortization of deferred cost of equipment related to Extended Meaningful Use Installment Plans	(54)	—	(54)	—

Adjusted cost of equipment	2,027	2,597	4,363	5,453

Adjusted System Sales

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
System sales	$17,828	$23,593	$34,903	$39,200
Add: Unrecognized revenue accumulated related to Extended Meaningful Use Installment Plans	4,679	—	9,821	—
Less: Revenue recognized related to Extended Meaningful Use Installment Plans	—	—	—	—

Adjusted system sales	22,507	23,593	44,724	39,200

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk relates primarily to the potential change in the value of our investment portfolio as a result of fluctuations in interest rates. The primary purpose of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk of loss. As of June 30, 2012, our investment portfolio consisted of a variety of financial instruments, primarily including, but not limited to, money market securities and high quality government and corporate obligations. It is our intent to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We do not hold financial instruments for trading or other speculative purposes. The securities in our investment portfolio are classified as available-for-sale and, consequently, are recorded on our balance sheet at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

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

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of June 30, 2012.

	Aggregate Fair Value	Weighted Average Interest Rate
Cash and Cash Equivalents:
Cash and cash equivalents	$5,219,281	0.00%

Short-Term Investments: (1)
Accrued income	$81,315	0.00%
Money market funds	2,102,733	0.17%
Obligations of the U.S. Treasury, U.S government corporations and agencies	2,581,622	0.59%
Corporate debt securities	2,987,197	3.77%

Total short-term investments	$7,752,867

Long-Term Investments: (2)
Obligations of the U.S. Treasury, U.S government corporations and agencies	$3,773,015	1.56%
Mortgage backed securities	99,067	1.63%
Corporate debt securities	5,959,601	2.90%

Total long-term investments	$9,831,683

(1)	Reflects instruments with a contractual maturity of less than one year.
(2)	Reflects instruments with a contractual maturity of one year or more.

As of June 30, 2012, the Company had no borrowings and, therefore, is not subject to interest rate risks related to debt instruments.

Item 4.	Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Bylaws (filed as Exhibit 3.6 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

10.1	2012 Restricted Stock Plan for Non-Employee Directors (filed as Exhibit 10.1 to CPSI’s Registration Statement on Form S-8 (Registration No. 333-181352) and incorporated herein by reference)

10.2	Form of Restricted Stock Award Agreement under the 2012 Restricted Stock Plan for Non-Employee Directors

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Form 10-Q for the period ended June 30, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Date: August 7, 2012	By:	/S/ J. BOYD DOUGLAS
J. Boyd Douglas
President and Chief Executive Officer

Date: August 7, 2012	By:	/S/ DAVID A. DYE
David A. Dye
Chief Financial Officer

Exhibit Index

No.	Exhibit

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Bylaws (filed as Exhibit 3.6 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

10.1	2012 Restricted Stock Plan for Non-Employee Directors (filed as Exhibit 10.1 to CPSI’s Registration Statement on Form S-8 (Registration No. 333-181352) and incorporated herein by reference)

10.2	Form of Restricted Stock Award Agreement under the 2012 Restricted Stock Plan for Non-Employee Directors

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Form 10-Q for the period ended June 30, 2012