Form 10-Q
period 2012-09-30
COMPUTER PROGRAMS & SYSTEMS INC
filed 2012-11-07
CIK 1169445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012.

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

As of November 6, 2012, there were 11,077,672 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Form 10-Q

(For the three and nine months ended September 30, 2012)

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,830,915	$6,664,482
Investments	17,665,958	16,486,688
Accounts receivable, net of allowance for doubtful accounts of $1,355,000 and $1,276,000, respectively	23,951,837	21,521,260
Financing receivables, current portion, net	5,559,143	3,780,621
Inventories	2,288,038	1,838,937
Deferred tax assets	2,911,713	2,543,624
Prepaid income taxes	971,755	834,750
Prepaid expenses and other	1,297,052	498,172

Total current assets	60,476,411	54,168,534
Property and equipment
Land	2,848,276	2,848,276
Buildings and improvements	8,753,603	8,779,673
Maintenance equipment	2,548,994	4,638,219
Computer equipment	5,740,279	9,391,704
Leasehold improvements	2,114,739	1,937,524
Office furniture and equipment	2,178,361	2,959,534
Automobiles	314,905	190,542

	24,499,157	30,745,472
Less accumulated depreciation	(6,725,644)	(13,326,241)

Property and equipment, net	17,773,513	17,419,231
Financing receivables	7,003,885	4,056,748

Total assets	$85,253,809	$75,644,513

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,175,570	$2,469,157
Deferred revenue	7,119,602	5,589,792
Accrued vacation	3,793,842	3,211,693
Other accrued liabilities	5,359,487	5,399,996

Total current liabilities	19,448,501	16,670,638
Deferred tax liabilities	1,952,233	1,589,838
Stockholders’ equity:
Common stock, $0.001 par value; 30,000,000 shares authorized; 11,065,380 and 11,063,220 shares issued and outstanding	11,065	11,063
Additional paid-in capital	32,461,756	31,582,108
Accumulated other comprehensive income	30,036	7,380
Retained earnings	31,350,218	25,783,486

Total stockholders’ equity	63,853,075	57,384,037

Total liabilities and stockholders’ equity	$85,253,809	$75,644,513

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Sales revenues:
System sales	$17,560,958	$15,998,737	$52,464,069	$55,198,849
Support and maintenance	18,171,561	17,195,600	54,704,991	49,563,420
Business management services	9,441,271	8,850,996	28,225,226	26,501,993

Total sales revenues	45,173,790	42,045,333	135,394,286	131,264,262
Costs of sales:
System sales	11,527,792	10,845,521	36,106,338	36,495,557
Support and maintenance	7,901,980	6,811,164	23,083,930	19,749,941
Business management services	5,729,190	4,911,989	16,783,034	14,249,282

Total costs of sales	25,158,962	22,568,674	75,973,302	70,494,780

Gross profit	20,014,828	19,476,659	59,420,984	60,769,482
Operating expenses:
Sales and marketing	3,379,258	3,581,073	10,660,546	10,372,305
General and administrative	6,644,902	6,257,648	19,845,107	19,629,121

Total operating expenses	10,024,160	9,838,721	30,505,653	30,001,426

Operating income	9,990,668	9,637,938	28,915,331	30,768,056
Other income:
Interest income	261,968	181,009	610,459	492,520

Total other income	261,968	181,009	610,459	492,520

Income before taxes	10,252,636	9,818,947	29,525,790	31,260,576
Income taxes	3,327,978	3,829,842	8,690,820	11,982,156

Net income	$6,924,658	$5,989,105	$20,834,970	$19,278,420

Net income per share—basic	$0.63	$0.54	$1.88	$1.75

Net income per share—diluted	$0.63	$0.54	$1.88	$1.75

Weighted average shares outstanding
Basic	11,065,380	11,063,220	11,064,045	11,023,890
Diluted	11,065,380	11,063,220	11,064,045	11,023,890
Dividends declared per share	$0.46	$0.36	$1.38	$1.08

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$6,924,658	$5,989,105	$20,834,970	$19,278,420
Other comprehensive income(loss), net of tax
Unrealized gain(loss) on investments available for sale, net of tax	7,065	(53,124)	22,656	(48,521)

Total other comprehensive income(loss), net of tax	7,065	(53,124)	22,656	(48,521)
Comprehensive income	$6,931,723	$5,935,981	$20,857,626	$19,229,899

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

				Accumulated
			Additional	Other		Total
	Common	Common	Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Stock	Capital	Income	Earnings	Equity
Balance at December 31, 2011	11,063,220	$11,063	$31,582,108	$7,380	$25,783,486	$57,384,037
Net income	—	—	—	—	20,834,970	20,834,970
Unrealized gain on investments held for sale, net of tax	—	—	—	22,656	—	22,656
Issuance of restricted stock	2,160	2	(2)	—	—	—
Stock-based compensation	—	—	929,779	—	—	929,779
Dividends	—	—	—	—	(15,268,238)	(15,268,238)
Income tax benefit from restricted stock dividends	—	—	46,805	—	—	46,805
Deficient tax benefit from restricted stock	—	—	(96,934)	—	—	(96,934)

Balance at September 30, 2012	11,065,380	$11,065	$32,461,756	$30,036	$31,350,218	$63,853,075

See accompanying notes.

COMPUTER PROGRAMS AND SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating Activities
Net income	$20,834,970	$19,278,420
Adjustments to net income:
Provision for bad debt	684,877	1,669,533
Deferred taxes	(16,157)	(995,898)
Stock based compensation	929,779	623,223
Deficient (excess) tax benefit from restricted stock	96,934	(62,569)
Income tax benefit from restricted stock dividends	(46,805)	(28,177)
Depreciation	2,342,203	1,767,592
Changes in operating assets and liabilities:
Accounts receivable	(2,901,563)	3,076,274
Financing receivables	(4,939,550)	(1,631,215)
Inventories	(821,609)	(489,021)
Prepaid expenses and other	(798,880)	71,786
Accounts payable	706,413	30,095
Deferred revenue	1,529,810	491,095
Other liabilities	541,640	1,460,924
Prepaid income taxes	(187,134)	(1,062,639)

Net cash provided by operating activities	17,954,928	24,199,423

Investing Activities
Purchases of property and equipment	(2,323,977)	(1,006,757)
Purchases of investments	(1,146,151)	(3,151,265)

Net cash used in investing activities	(3,470,128)	(4,158,022)

Financing Activities
Dividends paid	(15,268,238)	(11,912,154)
Excess (deficient) tax benefit from restricted stock	(96,934)	62,569
Income tax benefit from restricted stock dividends	46,805	28,177

Net cash used in financing activities	(15,318,367)	(11,821,408)

(Decrease) increase in cash and cash equivalents	(833,567)	8,219,993

Cash and cash equivalents at beginning of period	6,664,482	2,939,839

Cash and cash equivalents at end of period	$5,830,915	$11,159,832

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes, net of refund	$8,880,752	$14,006,222
Reclassification of inventory to property and equipment	$372,508	$263,777
Write-off of fully depreciated assets	$8,687,631	$—

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

The Company’s revenue is generated from three sources:

•	System Sales—the sale of information systems, which includes software licenses, conversion and installation services, hardware, peripherals, forms and supplies;

•

Support and Maintenance—the provision of system support services, which includes software application support, hardware maintenance, continuing education, “Software as a Service” (or “SaaS”) products, Internet service provider (“ISP”) products, and information technology management and professional services; and

•

Business Management Services—the provision of business management services, which includes electronic billing, statement processing, payroll processing, accounts receivable management, contract management and insurance services.

System Sales, Software Application Support, and Hardware Maintenance

The Company enters into contractual obligations to sell hardware, perpetual software licenses, installation and training services, and support and maintenance services. On average, the Company is able to complete a system installation in three to four weeks. The methods employed by the Company to recognize revenue, which are discussed by element below, achieve results materially consistent with the provisions of Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, due to the relatively short period during which there are multiple undelivered elements, the relatively small amount of non-software related elements in the system sale arrangements, and the limited number of contracts in-process at the end of each reporting period. The Company recognizes revenue on the elements noted above as follows:

•

Software application support and hardware maintenance – we have established vendor-specific objective evidence (“VSOE”) of the fair value of our software application support and hardware maintenance services by reference to the price our customers are required to pay for the services when sold separately via renewals. Support and maintenance revenue is recognized on a straight-line basis over the term of the maintenance contracts, which is generally three to five years.

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

3.     OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following:

	September 30,	December 31,
	2012	2011
Salaries and benefits	$3,023,488	$3,257,663
Commissions	532,552	503,172
Self-insurance reserves	588,800	793,378
Unrecognized tax benefit	744,705	731,346
Other	469,942	114,437

	$5,359,487	$5,399,996

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

Investments are comprised of the following at September 30, 2012:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short term investments (cash and accrued income)	$1,329,411	$—	$—	$1,329,411
Obligations of U.S. Treasury, U.S. government corporations and agencies	6,682,054	4,599	14,761	6,671,892
Mortgaged-backed securities	95,543	2,691	—	98,234
Corporate bonds	9,502,151	76,148	11,878	9,566,421

	$17,609,159	$83,438	$26,639	$17,665,958

Shown below are the amortized cost and estimated fair value of securities with fixed maturities at September 30, 2012, by contract maturity date. Actual maturities may differ from contractual maturities because issuers of certain securities retain early call or prepayment rights.

	Amortized	Fair
	Cost	Value
Due in 2012	$3,076,209	$3,074,535
Due in 2013	6,278,453	6,303,621
Due in 2014	5,763,761	5,771,632
Due in 2015	2,395,193	2,417,936
Due thereafter	95,543	98,234

	$17,609,159	$17,665,958

Investments were comprised of the following at December 31, 2011:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short term investments (cash and accrued income)	$1,577,190	$—	$—	$1,577,190
Obligations of U.S. Treasury, U.S. government corporations and agencies	5,944,885	11,369	364	5,955,890
Mortgaged-backed securities	100,620	2,212	—	102,832
Corporate bonds	8,851,895	32,971	34,090	8,850,776

	$16,474,590	$46,552	$34,454	$16,486,688

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at September 30, 2012 and December 31, 2011, respectively:

	At September 30, 2012
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Treasury, U.S. government corporations and agencies	$1,634,233	$1,947	$841,472	$12,814	$2,475,705	$14,761
Corporate bonds	457,325	3,347	1,053,762	8,531	1,511,087	11,878

	$2,091,558	$5,294	$1,895,234	$21,345	$3,986,792	$26,639

	At December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Treasury, U.S. government corporations and agencies	$364,385	$364	$—	$—	$364,385	$364
Corporate bonds	2,522,030	24,113	508,588	9,977	3,030,618	34,090

	$2,886,415	$24,477	$508,588	$9,977	$3,395,003	$34,454

Our investment portfolio, including those securities in unrealized loss positions at September 30, 2012, is comprised almost entirely of investment-grade corporate and government debt securities. The Company does not intend to sell the investments that are in an unrealized loss position, and it is not likely that the Company will be required to sell any investments before recovery of their amortized cost basis. As a result, the Company has determined that the unrealized losses are deemed to be temporary impairments as of September 30, 2012. The Company believes that the unrealized losses generally are caused by liquidity discounts and increases in risk premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets.

5.     NET INCOME PER SHARE

The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. There were no dilutive shares outstanding for the three or nine month periods ended September 30, 2012 or September 30, 2011.

6.     INCOME TAXES

The Company accounts for income taxes in accordance with FASB’s Codification topic, Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Deferred tax assets and liabilities are comprised of the following at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
Deferred tax assets:
Accounts receivable	$528,579	$672,056
Accrued vacation	1,479,598	1,252,560
Stock-based compensation	221,199	334,383
Accrued liabilities	903,536	629,906

Total deferred tax assets	$3,132,912	$2,888,905

Deferred tax liabilities:
Other comprehensive income	$15,181	$4,718
Depreciation	2,158,251	1,930,401

Total deferred tax liabilities	$2,173,432	$1,935,119

Significant components of the Company’s income tax provision in the Condensed Statements of Income for the nine months ended September 30 are as follows:

	2012	2011
Current provision:
Federal	$7,996,220	$10,650,114
State	710,757	2,327,940
Deferred provision:
Federal	(14,500)	(893,755)
State	(1,657)	(102,143)

Total income tax provision	$8,690,820	$11,982,156

The difference between income taxes at the U. S. federal statutory income tax rate of 35% and those reported in the Condensed Statements of Income for the nine months ended September 30 is as follows:

	2012	2011
Income taxes at U. S. Federal statutory rate	$10,332,605	$10,941,202
Provision-to-return adjustments	(1,889,311)	—
State income tax, net of federal tax effect	1,059,289	1,411,018
Tax credits and other	(811,763)	(370,064)

Total income tax provision	$8,690,820	$11,982,156

The provision-to-return adjustments presented above for the nine months ended September 30, 2012 are primarily related to differences between the Domestic Production Activities Deduction reported on the 2011 federal income tax return and amounts previously estimated.

The Company had unrecognized tax benefits of $744,705 related to uncertain tax positions as of September 30, 2012 under the provisions of FASB Codification topic, Income Taxes, which is recorded in other accrued liabilities on the Condensed Balance Sheet. No accrued interest or penalties for such positions is recorded. The federal returns for the tax years 2004, 2005, and 2006 are currently under examination by the Internal Revenue Service, primarily in relation to research credits claimed on those returns by the Company. The federal returns for tax years 2007 through 2011 remain open to examination, and the tax years 2006 through 2011 remain open to other taxing jurisdictions to which the Company is subject.

7.     STOCK-BASED COMPENSATION AND EMPLOYEE INCENTIVE PROGRAMS

Stock-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee’s or non-employee director’s requisite service period.

The following table shows total stock-based compensation expense for the three and nine months ended September 30, 2012 and 2011, included in the Condensed Statements of Income:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Costs of sales	$114,999	$114,999	$344,997	$233,275
Operating expenses	200,001	190,002	584,782	389,948

Pre-tax stock-based compensation expense	315,000	305,001	929,779	623,223
Less: income tax effect	122,850	118,950	362,614	243,057

Net stock-based compensation expense	$192,150	$186,051	$567,165	$380,166

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

2012 Restricted Stock Plan for Non-Employee Directors

On June 18, 2012, the Compensation Committee of the Board of Directors approved the grant of 2,160 shares of restricted stock, effective June 18, 2012, to the five non-employee directors of the Company under the Company’s 2012 Restricted Stock Plan for Non-Employee Directors. The grant date fair value was $55.55 per share. Under the terms of the restricted stock award agreements with the non-employee directors, the shares of restricted stock are scheduled to vest on the third anniversary of the date of grant, assuming that the recipient of the grant continues to serve as a director of the Company on the vesting date. Compensation expense for this grant will be recognized on a straight-line basis over three years.

A summary of activity under the 2005 Restricted Stock Plan and the 2012 Restricted Stock Plan for Non-Employee Directors (the “Plans”) for the nine-month periods ended September 30, 2012 and 2011 is as follows:

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
		Weighted-Average		Weighted-Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value
Nonvested stock outstanding at beginning of period	100,346	$60.79	19,871	$42.77
Granted	2,160	55.55	100,346	60.79
Vested	(20,069)	60.79	(19,871)	42.77

Nonvested stock outstanding at end of period	82,437	$60.65	100,346	$60.79

As of September 30, 2012, there was $4,432,850 of unrecognized compensation cost related to non-vested restricted stock granted under the Plans.

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

Participants in the 2012 Incentive Program will receive 100% of their target award if the Company’s 2012 EBITDA is 105% of 2011 EBITDA, 75% of the target award if the Company achieves a minimum threshold level of performance (2012 EBITDA reaching 95% of 2011 EBITDA), and a maximum of 150% of the target award for a maximum level of performance (2012 EBITDA equaling or exceeding 130% of 2011 EBITDA). No payments will be made for performance below the specified threshold amount. Payouts between the threshold and maximum will be calculated by the Compensation Committee using the interpolation process described in the 2012 Incentive Program. The Compensation Committee may make adjustments to the terms and conditions of, and the criteria included in, awards under the 2012 Incentive Program in recognition of unusual or nonrecurring events affecting a participant or the Company, or the financial statements of the Company, or in certain other instances specified in the 2012 Incentive Program.

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

The components of these lease receivables were as follows on September 30, 2012 and December 31, 2011:

	9/30/2012	12/31/2011
Total minimum lease payments receivable	$12,761,716	$8,254,652
Less allowance for losses	(661,212)	(447,321)
Less unearned income	(1,070,698)	(692,027)

Lease receivables	11,029,806	7,115,304
Less current portion	(4,025,921)	(3,058,556)

Amounts due after one year	$7,003,885	$4,056,748

Future minimum lease payments to be received subsequent to September 30, 2012 are as follows:

2012	$1,515,467
2013	4,822,353
2014	3,030,489
2015	2,110,356
2016	968,226
Thereafter	314,825

Total minimum lease payments to be received	12,761,716
Less unearned income	(1,070,698)

Net leases receivable	$11,691,018

The Company has also sold information and patient care systems to certain healthcare providers under extended payment terms. These receivables, included in the current portion of financing receivables, typically have terms from 3 to 12 months. Total amounts receivable under these arrangements at September 30, 2012 and December 31, 2011 were $1,533,222 and $722,065, respectively.

Credit Quality of Financing Receivables and Allowance for Credit Losses

The following table is a roll-forward of the allowance for financing credit losses for the period ended September 30, 2012 and year ended December 31, 2011:

	Begining				Ending
	Balance	Provision	Charge-offs	Recoveries	Balance
December 31, 2011	$233,396	$499,485	$(285,560)	$—	$447,321
September 30, 2012	$447,321	$213,891	$—	$—	$661,212

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

Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. To facilitate customer collection and credit monitoring efforts, financing receivable amounts are invoiced and reclassified to trade accounts receivable when they become due, with all invoiced amounts placed on nonaccrual status. As a result, all past due amounts related to the

Company’s financing receivables are included in trade accounts receivable in the accompanying Condensed Balance Sheets. The following is an analysis of the age of financing receivables amounts that have been reclassified to trade accounts receivable and are past due as of September 30, 2012 and December 31, 2011:

	1 to 90 Days	91 to 180 Days	181 + Days	Total
	Past Due	Past Due	Past Due	Past Due
September 30, 2012	$1,186,556	$232,211	$145,665	$1,564,432
December 31, 2011	$813,351	$271,994	$48,652	$1,133,997

From time to time, the Company may agree to alternative payment terms outside of the terms of the original financing receivable agreement due to customer difficulties in achieving the original terms. In general, such alternative payment arrangements do not result in a re-aging of the related receivables. Rather, payments pursuant to any alternative payment arrangements are applied to the already outstanding invoices beginning with the oldest outstanding invoices as the payments are received.

Because amounts are reclassified to trade accounts receivable when they become due, there are no past due amounts included within the financing receivables or the financing receivables, current portion, net amounts in the accompanying Condensed Balance Sheets.

The Company utilizes an aging of trade accounts receivable as the primary credit quality indicator for its financing receivables, which is facilitated by the reclassification of customer payment amounts to trade accounts receivable when they become due. The table below categorizes customer financing receivable balances, none of which are considered past due, based on the age of the oldest payment outstanding that has been reclassified to trade accounts receivable:

	September 30,	December 31,
	2012	2011
Customer balances with amounts reclassified to trade accounts receivable that are:
1 to 90 Days Past Due	$6,085,748	$3,380,285
91 to 180 Days Past Due	1,508,839	834,474
181 + Days Past Due	1,540,824	1,138,582

Total customer balances with past due amounts reclassified to trade accounts receivable	$9,135,411	$5,353,341

Total customer balances with no past due amounts reclassified to trade accounts receivable	2,555,607	2,209,284
Total financing receivables with contractual maturities of one year or less	1,533,222	722,065
Less allowance for losses	(661,212)	(447,321)

Total financing receivables	$12,563,028	$7,837,369

Extended Meaningful Use Installment Plans

During 2012, the Company has entered into multiple customer license agreements with payment terms requiring the customer to remit to the Company incentive payments (not to exceed the remaining balance of the contract price) received under the American Recovery and Reinvestment Act of 2009 (“ARRA”) for adoption of qualifying electronic health records (“EHRs”), with only nominal payment amounts required until the customer’s receipt of such incentive payments. If no such incentive payments are received by the customer or if such payments are not sufficient to pay the remaining balance under the arrangement, payments continue at contracted nominal amounts until the balance of the contract price is paid full. Because of the significant difference in the underlying economics of these arrangements compared to our historical financing receivables, management has determined that these arrangements are not comparable to historical arrangements. In accordance with the Software topic and Revenue Recognition subtopic of the Codification, the Company recognizes revenue related to these arrangements as the amounts become due. Anticipated future cash flows from these arrangements are excluded from the Company’s financing receivables and deferred revenue in the accompanying condensed balance sheets. Direct, incremental costs in the amount of $861,513, included as a component of prepaid expenses and other in the accompanying condensed balance sheets, have been capitalized as of September 30, 2012 related to these arrangements. There were no such capitalized direct, incremental costs as of September 30, 2011, as these arrangements are new to the Company beginning in the first quarter of 2012.

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

The fair values of the Company’s available-for-sale securities are based on matrix pricing for the periods ended September 30, 2012 and December 31, 2011, which uses observable market based inputs (such as benchmark yields) in addition to quoted prices in active markets to derive fair values. As a result, these inputs are classified as Level 2 within the fair value hierarchy. We generally apply fair value techniques on a non-recurring basis associated with (1) valuing potential impairment loss related to financing receivables accounted for pursuant to Codification topic, Leases, and (2) valuing potential impairment loss related to long-lived assets accounted for pursuant to Codification topic, Property, Plant and Equipment, when events or circumstances indicate a possible impairment.

The following tables summarize the carrying amounts and fair values of certain assets and liabilities at September 30, 2012 and December 31, 2011:

		Fair Value at September 30, 2012 Using
		Quoted Prices in
	Carrying	Active Markets for	Significant Other	Significant
	Amount at	Identical Assets	Observable Inputs	Unobservable Inputs
	9/30/2012	(Level 1)	(Level 2)	(Level 3)
Description
Available-for-sale securities
Short-term investments (cash and accrued income)	$1,329,411	$—	$1,329,411	$—
Mortgage backed securities	98,234	—	98,234	—
Obligations of U.S. Treasury, U.S. government corporations and agencies	6,671,892	—	6,671,892	—
Corporate bonds	9,566,421	—	9,566,421	—

Total available-for-sale securites	$17,665,958	$—	$17,665,958	$—

		Fair Value at December 31, 2011 Using
		Quoted Prices in
	Carrying	Active Markets for	Significant Other	Significant
	Amount at	Identical Assets	Observable Inputs	Unobservable Inputs
	12/31/2011	(Level 1)	(Level 2)	(Level 3)
Description
Available-for-sale securities
Short-term investments (cash and accrued income)	$1,577,190	$—	$1,577,190	$—
Mortgage backed securities	102,832	—	102,832	—
Obligations of U.S. Treasury, U.S. government corporations and agencies	5,955,890	—	5,955,890	—
Corporate bonds	8,850,776	—	8,850,776	—

Total available-for-sale securites	$16,486,688	$—	$16,486,688	$—

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

11.     RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Standards Adopted in 2012

Effective January 1, 2012, the Company retrospectively adopted ASU 2011-05, Presentation of Comprehensive Income, as amended by ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update requires entities to present comprehensive income either in a single continuous financial statement or in two separate but consecutive statements. Entities no longer have the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The Company’s adoption of this update did not have a material impact on our financial statements and resulted in the accompanying Condensed Statements of Comprehensive Income.

New Accounting Standards Yet to be Adopted

There are no new standards required to be adopted in future periods that will have a material impact on our financial statements.

12.     SUBSEQUENT EVENTS

On October 22, 2012, the Company announced a dividend for the third quarter of 2012 in the amount of $0.46 per share, payable on November 23, 2012, to stockholders of record as of the close of business on November 8, 2012.

On October 31, 2012, the Compensation Committee of the Board of Directors approved the grant of 12,292 shares of restricted stock, effective October 31, 2012, to two executive officers of the Company under the Company’s 2005 Restricted Stock Plan. The grant date fair value was $48.81 per share. Under the terms of the restricted stock award agreements with the executive officers, the shares of restricted stock are scheduled to vest in five equal annual installments commencing on October 31, 2013 and each October 31 thereafter, assuming that the recipient of the award continues to serve as an executive officer of the Company on each applicable vesting date. Compensation expense for this grant will be recognized on a straight-line basis over five years.

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

This discussion and analysis contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified generally by the use of forward-looking terminology and words such as “expects,” “anticipates,” “estimates,” “believes,” “predicts,” “intends,” “plans,” “potential,” “may,” “continue,” “should,” “will” and words of comparable meaning. Without limiting the generality of the preceding statement, all statements in this report relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and future financial results are forward-looking statements. We caution investors that any such forward-looking statements are only predictions and are not guarantees of future performance. Certain risks, uncertainties and other factors may cause actual results to differ materially from those projected in the forward-looking statements. Such factors may include:

•	overall business and economic conditions affecting the healthcare industry;

•	potential effects of the federal health care reform legislation enacted in 2010, and implementing regulations, on the businesses of our hospital customers;

•	funding uncertainties associated with, and potential expenditures required by, the American Recovery and Reinvestment Act of 2009 in connection with the adoption of electronic health records;

•	saturation of our target market and hospital consolidations;

•	changes in customer purchasing priorities, capital expenditures and demand for information technology systems;

•	competition with companies that have greater financial, technical and marketing resources than we have;

•	failure to develop new technology and products in response to market demands;

•	fluctuations in quarterly financial performance due to, among other factors, timing of customer installations;

•	failure of our products to function properly resulting in claims for medical losses;

•	government regulation of the healthcare and health insurance industries;

•	government regulation of our products and customers, including changes in healthcare policy affecting Medicare and Medicaid reimbursement rates and qualifying technological standards;

•	changes in accounting principles generally accepted in the United States of America;

•	breaches of security and viruses in our systems resulting in customer claims against us and harm to our reputation;

•	potential intellectual property claims against us;

•	general economic conditions, including changes in the financial and credit markets that may affect the availability and cost of credit to us or our customers; and

•	interruptions in our power supply and/or telecommunications capabilities.

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

In addition to revenue growth, our business model is focused on earnings growth. Once a hospital has installed our system, we continue to provide support and maintenance services to the customer on an ongoing basis. These services are typically provided by the same personnel who perform our system installations but at a reduced cost to us, and therefore at an increased gross margin. We also look to increase margins through cost containment measures where appropriate.

As a result of the recent economic recession and the uncertainty surrounding the economy and credit markets and tightened lending standards, hospitals have experienced reduced availability of third-party credit and an overall reduction in their investment portfolios. In addition, healthcare organizations with a large dependency on Medicare and Medicaid populations, such as community-based hospitals, have been impacted by the challenging financial condition of the federal government and many state governments and government programs. Accordingly, we recognize that prospective hospital customers often do not have the necessary capital to make investments in information technology. Additionally, in response to these challenges, hospitals have become more selective regarding where they invest capital, resulting in a focus on strategic spending that generates a return on their investment. Despite the current economic environment, we believe healthcare information technology is often viewed as more strategic to hospitals than other possible purchases because the technology offers the possibility of a quick return on investment. Information technology also plays an important role in healthcare by improving safety and efficiency and reducing cost. Additionally, we believe most hospitals recognize that they must invest in healthcare information technology to meet current and future regulatory, compliance and government reimbursement requirements.

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

American Recovery and Reinvestment Act of 2009

While the ongoing challenging economic conditions and uncertainty surrounding credit markets and tightened lending standards have impacted and could continue to impact the community hospitals that comprise our target market, we believe that the American Recovery and Reinvestment Act of 2009 (the “ARRA”) has increased and will continue to increase demand for healthcare information technology and will have a positive impact on our business prospects through 2015. The ARRA includes more than $19 billion in funding to aid healthcare organizations in modernizing their operations through the acquisition and widespread use of healthcare information technology. Included in the funding is approximately $17.2 billion in incentives through Medicare and Medicaid reimbursement systems to encourage and assist healthcare providers in adopting and using electronic health records (“EHRs”). These incentive payments began in February 2011 and are expected to last through 2015. If an eligible healthcare provider does not begin to demonstrate meaningful use of EHRs by 2015, then reimbursement under Medicare will begin to be reduced. Our hospital customers began receiving these incentive payments under the ARRA in February 2011. Through November 2, 2012, approximately 240 of our hospital customers had received payments for EHR adoption totaling approximately $224 million.

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

Health Care Reform

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, collectively referred to as the “Health Reform Laws.” This sweeping legislation implements changes to the healthcare and health insurance industries over several years through 2015, with the ultimate goal of requiring substantially all U.S. citizens and legal residents to have qualifying health insurance coverage by 2014 and providing the means by which it will be made available to them. We anticipate that the Health Reform Laws will have little direct impact on our internal operation but may have a significant impact on the businesses of our hospital customers. We have not been able to determine at this point whether the impact will be positive, negative or neutral; however, it is likely that the Health Reform Laws will affect hospitals differently depending upon the populations they service. Community hospitals typically service higher uninsured populations than larger urban hospitals and rely more heavily on Medicare and Medicaid for reimbursement. It remains to be seen whether the increase in the insured populations for community hospitals, as well as the increase in Medicare and Medicaid reimbursements under ARRA for hospitals that implement EHR technology, will be enough to offset proposed cuts in Medicare and Medicaid reimbursements contained in the Health Reform Laws.

We believe healthcare initiatives will continue during the foreseeable future. If adopted, some aspects of previously proposed reforms, such as further reductions in Medicare and Medicaid payments, could adversely affect the businesses of our customers and thereby harm our business.

Deficit Reduction

President Obama signed legislation on August 2, 2011, the Budget Control Act of 2011, to increase the U.S. debt ceiling. This legislation imposed significant cuts in federal spending over the next decade, as the special bipartisan Congressional committee appointed under the legislation failed to take any action on deficit reduction. Although Medicaid is specifically exempted from the federal spending cuts mandated by the legislation, it calls for a reduction of up to 2% in federal Medicare spending, all of which will be achieved by reduced reimbursements to health care providers. The reduced reimbursements will take effect starting in January 2013, unless Congress takes specific action to override the spending cuts. As our hospital customers rely heavily on reimbursements from Medicare to fund their operations, the anticipated reduction in reimbursement rates, although capped at 2%, could negatively affect the businesses of our customers and our business.

Results of Operations

In the nine months ended September 30, 2012, we generated revenues of $135.4 million from the sale of our products and services, as compared to $131.3 million in the nine months ended September 30, 2011, an increase of 3.2%. We installed our core financial and patient accounting system in 26 new hospitals in the first nine months of 2012 compared to 16 in the first nine months of 2011. Additionally, our expanding customer base resulted in continued growth in support and maintenance revenues and business management services revenues. We also recognized favorable provision-to-return adjustments of $1.9 million related to our 2011 federal and state income tax returns. Our net income for the nine months ended September 30, 2012 increased 8.1% from the first nine months of 2011, while cash flow from operations decreased 25.8%, primarily as a result of increases in our accounts receivable and financing receivables.

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

Meaningful use is measured in three stages over five years. Each stage represents a level of adoption of EHR. To qualify for stimulus payments for each stage, the provider is required to report compliance for a consecutive 90-day period during the calendar year. The dollar amount of stimulus payments during stage one of the EHR incentive program is scheduled to begin decreasing in 2013. Due to the deadlines associated with the 90-day compliance requirement, our results have become and will remain uneven during the term of the ARRA program, with system sales activity relating to ARRA likely being higher in the first two quarters of our fiscal year and lower in the last two quarters of our fiscal year. However, based on factors such as those presented below, the recognition of revenue may not be in a pattern consistent with changes in system sales activity.

At the beginning of 2012, we began including language in certain of our customer license agreements that more evenly matched customers’ anticipated cash inflows under the EHR incentive program with the necessary cash outflows for purchasing our EHR solution (“Extended Meaningful Use Installment Plans”). Under these arrangements, customers are required to remit to us incentive payments (not to exceed the remaining balance) received for adoption of qualifying EHRs, with only nominal payment amounts required until the customer’s receipt of such incentive payments. If no such incentive payments are received by the customer or if such payments are not sufficient to pay the remaining balance under the arrangement, payments continue at contracted nominal amounts until the balance of the contract price is paid in full. Revenue from these arrangements is recognized as the amounts become due. As of September 30, 2012, we have accumulated unrecognized revenue of $9.4 million to be recognized as the amounts become due under these contracts. Of the customers contributing to the $9.4 million in accumulated unrecognized revenue as of September 30, 2012, more than half have attested to stage one of meaningful use as of November 2, 2012, with a vast majority of those customers attesting to stage one having already received related Medicaid incentive payments. Medicare payments, which are typically significantly larger than the related Medicaid payments, are still pending for the majority of these customers. Our experience suggests an average time from successful attestation in stage one to receipt of funds under the EHR incentive program of approximately six weeks. Overall, with respect to these contracts, we typically experience a timeframe of 6 to 12 months from the date of installation to receipt of funds under the EHR incentive program.

The following table sets forth certain items included in our results of operations for the three and nine months ended September 30, 2012 and 2011, expressed as a percentage of our total revenues for these periods (dollar amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
System sales	17,561	38.9%	$15,999	38.1%	$52,464	38.8%	$55,199	42.0%
Support and maintenance	18,172	40.2%	17,195	40.9%	54,705	40.4%	49,563	37.8%
Business management services	9,441	20.9%	8,851	21.0%	28,225	20.8%	26,502	20.2%

Total sales revenues	45,174	100.0%	42,045	100.0%	135,394	100.0%	131,264	100.0%
Costs of sales:
System sales	11,528	25.5%	10,845	25.8%	36,106	26.7%	36,496	27.8%
Support and maintenance	7,902	17.5%	6,811	16.2%	23,084	17.0%	19,750	15.0%
Business management services	5,729	12.7%	4,912	11.7%	16,783	12.4%	14,249	10.9%

Total costs of sales	25,159	55.7%	22,568	53.7%	75,973	56.1%	70,495	53.7%

Gross profit	20,015	44.3%	19,477	46.3%	59,421	43.9%	60,769	46.3%
Operating expenses:
Sales and marketing	3,379	7.5%	3,581	8.5%	10,661	7.9%	10,372	7.9%
General and administrative	6,645	14.7%	6,258	14.9%	19,845	14.7%	19,629	15.0%

Total operating expenses	10,024	22.2%	9,839	23.4%	30,506	22.5%	30,001	22.9%

Operating income	9,991	22.1%	9,638	22.9%	28,915	21.4%	30,768	23.4%
Other income:
Interest income	262	0.6%	181	0.4%	611	0.4%	493	0.4%

Total other income	262	0.6%	181	0.4%	611	0.4%	493	0.4%

Income before taxes	10,253	22.7%	9,819	23.3%	29,526	21.8%	31,261	23.8%
Income taxes	3,328	7.4%	3,830	9.1%	8,691	6.4%	11,982	9.1%

Net income	$6,925	15.3%	$5,989	14.2%	$20,835	15.4%	$19,279	14.7%

Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011

Revenues. Total revenues for the three months ended September 30, 2012 increased 7.4%, or $3.1 million, compared to the three months ended September 30, 2011. This was largely attributable to an increase in system sales revenues, primarily caused by an increase in new system installations under non-Extended Meaningful Use Installment Plans and a significant increase in previously installed SaaS arrangements that were converted to perpetual licenses at the customers’ request. Additionally, we experienced an increase in support and maintenance revenues and business management services revenues due to a larger customer base and increased applications within that customer base requiring support and maintenance services.

System sales revenues increased by 9.8%, or $1.6 million, for the comparative three-month periods. We installed our core system at eight new hospital clients in the third quarter of 2012 (one of which was under an Extended Meaningful Use Installment Plan) compared to five in the third quarter of 2011 (none of which were under Extended Meaningful Use Installment Plans). Sales to existing customers accounted for 61.3% of our system sales revenues for the third quarter of 2012 compared to 74.9% for the third quarter of 2011. During the third quarter of 2012, the Company continued to install systems under Extended Meaningful Use Installment Plans for which a substantial majority of the consideration will not be received or revenue recognized until the customers successfully achieve meaningful use designation and receive related stage one ARRA incentive payments. The net effect of these arrangements on the Company’s system sales revenues was an increase of approximately $0.5 million, as the revenue recognized for payments due in the third quarter of 2012 exceeded the additional unrecognized revenue accumulated during the third quarter of 2012 to be recognized in future periods as they become due and payable. The Company recognized revenue during the third quarter of 2012 of $0.8 million for previously installed Software as a Service (“SaaS”) arrangements that were converted to perpetual licenses at the customers’ request.

Support and maintenance revenues increased by 5.7%, or $1.0 million, for the comparative three-month periods. This increase was attributable to an increase in recurring revenues as a result of a larger customer base, an increase in support fees for add-on business sold to existing customers, increases in support rates from contractually agreed upon Consumer Price Index (“CPI”) rate increases and the addition of IT managed services to our suite of service offerings. Support service fees increased by 6.4%, or $1.0 million, for the comparative three-month periods. SaaS, hosting and other fees decreased by 32.9%, or $0.6 million, for the comparative three-month periods. IT managed service fees, which was a new service offering beginning in the third quarter of 2011, were $0.8 million for the three months ended September 30, 2012 compared to $0.2 million for the third quarter of 2011.

Business management services revenues increased by 6.7%, or $0.6 million, for the comparative three-month periods. We experienced this increase in business management services revenues primarily as a result of growth in customer demand for accounts receivable management, private pay and revenue cycle management services. We were providing our full suite of business management services to 42 customers at September 30, 2012, compared to 32 customers at September 30, 2011.

Costs of Sales. Total costs of sales increased by 11.5%, or $2.6 million, for the comparative three-month periods. As a percentage of total revenues, costs of sales increased approximately 200 basis points to 55.7% from 53.7%.

Costs of system sales increased by 6.3%, or $0.7 million, for the comparative three-month periods. The increase in costs of system sales was due to the combined effects of a $0.5 million increase in payroll and related costs due to increased personnel and a $0.5 million increase in travel costs due to the increase in new system installations. These increases were partially offset by a $0.5 million decrease in cost of equipment due largely to a 36% decrease in equipment sales. The third quarter of 2011 saw an unusually high number of equipment sales to existing customers and related cost of equipment due to the Company’s migration to a new operating platform, which required many customers to upgrade existing hardware in order to support the new platform. The gross margin on system sales increased to 34.4% for the three-month period ended September 30, 2012 from 32.2% in the three-month period ended September 30, 2011. Excluding the net effect on revenue resulting from Extended Meaningful Use Installment Plans (which are new to the Company beginning in 2012) and the deferral of the related cost of equipment, the adjusted gross margin on system sales (as hereinafter defined in the “Non-GAAP Financial Measures” section below) increased slightly to 32.3% in the three-month period ended September 30, 2012. The table below summarizes the major components of costs of system sales as a percentage of system sales revenues:

	Three Months Ended
	September 30, 2012	September 30, 2011
Payroll and related expenses	37.1%	37.7%
Travel expenses	16.3%	15.5%
Cost of equipment	6.8%	9.8%

Excluding the net effect on revenue and cost of equipment resulting from Extended Meaningful Use Installment Plans, payroll and related expenses, travel expense, and adjusted cost of equipment (as hereinafter defined in the “Non-GAAP Financial Measures” section below) would represent 38.1%, 16.8% and 7.2%, respectively, of adjusted system sales (as hereinafter defined in the “Non-GAAP Financial Measures” section below) for the third quarter of 2012. Please see the tables set forth below under the caption “Non-GAAP Financial Measures” for a reconciliation of each of these non-GAAP financial measures to the comparable financial measure determined in accordance with generally accepted accounting principles in the United States (“GAAP”).

Cost of support and maintenance increased 16.0%, or $1.1 million, for the comparative three-month periods, primarily due to an increase in payroll and related costs of 18.8%, or $1.1 million. The increase in payroll and related costs was driven by the addition of personnel to provide IT managed services, which was a new service offering beginning in the third quarter of 2011. The gross margin on support and maintenance revenues decreased to 56.5% for the three-month period ended September 30, 2012 from 60.4% for the three-month period ended September 30, 2011, as our IT managed services offering has yet to achieve the economies of scale that currently benefit the remainder of our support and maintenance services mix.

Our costs associated with business management services increased 16.6%, or $0.8 million, for the comparative three-month periods due primarily to an increase in payroll and related costs. The gross margin on business management services decreased to 39.3% for the three-month period ended September 30, 2012 from 44.5% for the three-month period ended September 30, 2011 due to the disproportionate increase in payroll and related costs versus revenues. Payroll and related expenses increased 29.1%, or $0.8 million, as a result of adding more employees in order to support and develop our growing customer base and increased commissions.

Sales and Marketing Expenses. Sales and marketing expenses decreased 5.6%, or $0.2 million, for the comparative three-month periods. The Company’s commission agreements generally contain escalating commission rates upon an individual meeting certain annual targets. These escalating commission rates were triggered earlier in 2011 than in 2012 due primarily to the $5.8 million, or 24.5%, decrease in system sales revenues in the second quarter of 2012 versus the second quarter of 2011.

General and Administrative Expenses. General and administrative expenses increased 6.2%, or $0.4 million, for the comparative three-month periods primarily due to a $0.4 million increase in bad debt expense. Bad debt expense for the third quarter of 2011 was significantly lower than historical trends due to successful collections on delinquent customers.

As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses decreased to 22.2% for the three-month period ended September 30, 2012 compared to 23.4% for the three-month period ended September 30, 2011.

As a result of the foregoing factors, income before taxes increased by 4.4%, or $0.4 million, from the three months ended September 30, 2011.

Income Taxes. Our effective income tax rate for the three-month periods ended September 30, 2012 and 2011 was 32.5% and 39.0%, respectively. The significant decrease in our effective income tax rate is primarily due to an increase in the estimated qualified production activities income used in calculating the Domestic Production Activities Deduction (“DPAD”). This increased estimate is based on information obtained in preparing and filing our 2011 federal and state income tax returns, which resulted in $1.8 million of favorable provision-to-return adjustments recorded during the second quarter of 2012, primarily related to differences between the DPAD reported on the 2011 federal income tax return and amounts previously estimated. The federal research and development tax credit expired effective December 31, 2011, and has yet to be extended by Congress. As a result, no tax benefit from these potential tax credits has been recorded for the three months ended September 30, 2012. Aside from the possible extension of federal research and development tax credits, we are unaware of any pending legislation that would affect our current income tax rate for the remainder of 2012.

Net Income. Net income for the three months ended September 30, 2012 increased by 15.6%, or $0.9 million, to $6.9 million, or $0.63 per basic and diluted share, as compared with net income of $6.0 million, or $0.54 per basic and diluted share, for the three months ended September 30, 2011. Net income represented 15.3% of revenue for the three months ended September 30, 2012, as compared to 14.2% of revenue for the three months ended September 30, 2011.

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011

Revenues. Total revenues for the nine months ended September 30, 2012 increased 3.2%, or $4.1 million, compared to the nine months ended September 30, 2011. This was largely attributable to an increase in support and maintenance revenues and business management services revenues due to a larger customer base and increased applications within that customer base requiring support and maintenance services. The increase in support and maintenance revenues and business management services revenues is largely offset by a decrease in system sales revenues as nearly one-third of the installations of core systems at new hospital clients during the nine months ended September 30, 2012 were under Extended Meaningful Use Installment Plans, which are new to the Company beginning in the first quarter of 2012 . This resulted in net unrecognized revenue of $9.4 million being accumulated during the nine months ended September 30, 2012, which will be recognized in future periods as the amounts become due and payable.

System sales revenues decreased by 5.0%, or $2.7 million, for the comparative nine-month periods. We installed our core system at 26 new hospital clients in the first nine months of 2012 (nearly one third of which were under Extended Meaningful Use Installment Plans) compared to 16 in the first nine months of 2011 (none of which were Extended Meaningful Use Installment Plans). Sales to existing customers accounted for 70.8% of our system sales revenues for the first nine months of 2012 compared to 71.8% for the first nine months of 2011. During the first nine months of 2012, the Company installed systems under Extended Meaningful Use Installment Plans for which a substantial majority of the consideration will not be received and revenue recognized until the customers successfully achieve meaningful use designation and receive related ARRA incentive payments, resulting in net unrecognized revenue of $9.4 million accumulated during the nine months ended September 30, 2012 to be recognized in future periods as the amounts become due and payable. The Company recognized revenue during the first nine months of 2012 of $1.8 million for previously installed Software as a Service (“SaaS”) arrangements that were converted to perpetual licenses at the customers’ request.

Support and maintenance revenues increased by 10.4%, or $5.1 million, for the comparative nine-month periods. This increase was attributable to an increase in recurring revenues as a result of a larger customer base, an increase in support fees for add-on business sold to existing customers, increases in support rates from contractually agreed upon Consumer Price Index (“CPI”) rate increases and the addition of IT managed services to our suite of service offerings. Support service fees increased by 9.0%, or $4.0 million, for the comparative nine-month periods. SaaS, hosting and other fees decreased by 22.2%, or $1.2 million, for the comparative nine-month periods. IT managed service fees, which was a new service offering beginning in the third quarter of 2011, were $2.5 million for the nine months ended September 30, 2012 compared to $0.2 million for the nine months ended September 30, 2011.

Business management services revenues increased by 6.5%, or $1.7 million, for the comparative nine-month periods. We experienced this increase in business management services revenues primarily as a result of growth in customer demand for accounts receivable management, revenue cycle management, private pay and claims eligibility services.

Costs of Sales. Total costs of sales increased by 7.8%, or $5.5 million, for the comparative nine-month periods. As a percentage of total revenues, costs of sales increased approximately 240 basis points to 56.1% from 53.7%.

Costs of system sales decreased by 1.1%, or $0.4 million, for the comparative nine-month periods. The decrease in costs of system sales was due to a $2.4 million decrease in cost of equipment due largely to a 33.7% decrease in equipment sales, coupled with the capitalization of $0.9 million in cost of equipment related to installations for which no revenue has been recognized. During the nine months ended September 30, 2011, we experienced an unusually high number of equipment sales to existing customers and related cost of equipment due to the Company’s migration to a new operating platform, which required many customers to upgrade existing hardware in order to support the new platform. This decrease in cost of equipment in the nine-month period ended September 30, 2012 was partially offset by a $1.6 million increase in travel and related costs due to increased system installations during the nine months ended September 30, 2012. Payroll and related costs increased 3.0% from $18.1 million for the nine months ended September 30, 2011 to $18.6 million for the nine months ended September 30, 2012. The gross margin on system sales decreased to 31.2% for the nine-month period ended September 30, 2012 from 33.9% in the nine-month period ended September 30, 2011, as revenue for nearly one-third of the systems installed during the nine months ended September 30, 2012 will not be recognized until the customers successfully achieve meaningful use designation and receive related ARRA incentive payments. Excluding the effects of the unrecognized revenue noted above and the deferral of the related cost of equipment, the adjusted gross margin on system sales (as hereinafter defined in the “Non-GAAP Financial Measures” section below) increased to 40.2% in the nine-month period ended September 30, 2012. The table below summarizes the major components of costs of system sales as a percentage of system sales revenues:

	Nine Months Ended
	September 30, 2012	September 30, 2011
Payroll and related expenses	35.5%	33.0%
Travel expenses	18.5%	14.9%
Cost of equipment	9.0%	12.7%

If the Company had recognized the $9.4 million of unrecognized revenue accumulated during the nine months ended September 30, 2012 from Extended Meaningful Use Installment Plans, payroll and related expenses, travel expense, and adjusted cost of equipment (as hereinafter defined in the “Non-GAAP Financial Measures” section below) would represent 30.1%, 15.7% and 9.1%, respectively, of adjusted system sales (as hereinafter defined in the “Non-GAAP Financial Measures” section below) for the nine months ended September 30, 2012. Please see the tables set forth below under the caption “Non-GAAP Financial Measures” for a reconciliation of each of these non-GAAP financial measures to the comparable financial measure determined in accordance with GAAP.

Cost of support and maintenance increased 16.9%, or $3.3 million, for the comparative nine-month periods, primarily due to an increase in payroll and related costs of 19.0%, or $3.3 million. The increase in payroll and related costs was driven by the addition of personnel to provide IT managed services, which was a new service offering beginning in the third quarter of 2011. The gross margin on support and maintenance revenues decreased to 57.8% for the nine-month period ended September 30, 2012 from 60.2% for the nine-month period ended September 30, 2011, as our IT managed services offering has yet to achieve the economies of scale that currently benefit the remainder of our support and maintenance services mix.

Our costs associated with business management services increased 17.8%, or $2.5 million, for the comparative nine-month periods due primarily to an increase in payroll and related costs. The gross margin on business management services decreased to 40.5% for the nine-month period ended September 30, 2012 from 46.2% for the nine-month period ended September 30, 2011 due to the disproportionate increase in payroll and related costs versus revenues. Payroll and related expenses increased 25.1%, or $2.0 million, as a result of adding more employees in order to support and develop our growing customer base. Similarly, temporary labor expenses increased 10.3%, or $0.2 million.

Sales and Marketing Expenses. Sales and marketing expenses increased 2.8%, or $0.3 million, for the comparative nine-month periods. The increase was attributable to increased spending on industry tradeshows, promotional materials and marketing research.

General and Administrative Expenses. General and administrative expenses increased 1.1%, or $0.2 million, for the comparative nine-month periods. Group health insurance expense increased $0.7 million due to negative claims experience in our self-insurance program. Expenses resulting from our annual national user group conference and various regional or application-specific user group meetings hosted during the first nine months of 2012 increased $0.7 million. Depreciation expense increased $0.5 million as a result of the acquisition of our corporate campus in Mobile, Alabama during December 2011. Retirement plan costs increased $0.4 million, as we changed the employer match component of our defined contribution retirement plan during the first nine months of 2012 such that our matching contributions to participant accounts are more heavily weighted towards the earlier periods in the year. These increases were mostly offset by a $1.3 million decrease in rent expense related to the aforementioned campus acquisition during December 2011 and a $0.9 million decrease in bad debt expense. Bad debt expense for the nine months ended September 30, 2011 was significantly higher than historical trends as several customers declared bankruptcy during the second quarter of 2011 and we increased reserves for specific customers with which we had experienced collection problems.

As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses decreased to 22.5% for the nine-month period ended September 30, 2012 compared to 22.9% for the nine-month period ended September 30, 2011.

As a result of the foregoing factors, income before taxes decreased by 5.6%, or $1.7 million, from the nine months ended September 30, 2011.

Income Taxes. Our effective income tax rate for the nine-month periods ended September 30, 2012 and 2011 was 29.4% and 38.3%, respectively. The significant decrease in our effective income tax rate is primarily due to favorable provision-to-return adjustments related to our 2011 federal and state income tax returns. These adjustments were primarily related to differences between the DPAD reported on the 2011 federal income tax return and amounts previously estimated. The federal research and development tax credit expired effective December 31, 2011, and has yet to be extended by Congress. As a result, no tax benefit from these potential tax credits has been recorded for the nine months ended September 30, 2012. Aside from the potential extension of federal research and development tax credits, we are unaware of any pending legislation that would affect our current income tax rate for the remainder of 2012.

Net Income. Net income for the nine months ended September 30, 2012 increased by 8.0%, or $1.6 million, to $20.8 million, or $1.88 per basic and diluted share, as compared with net income of $19.3 million, or $1.75 per basic and diluted share, for the nine months ended September 30, 2011. Net income represented 15.4% of revenue for the nine months ended September 30, 2012, as compared to 14.7% of revenue for the nine months ended September 30, 2011.

Liquidity and Capital Resources

As of September 30, 2012, we had cash and cash equivalents of $5.8 million, compared to $11.2 million at September 30, 2011. This decrease in cash and cash equivalents is mostly due to a significant decrease in net cash provided by operating activities, as discussed below. Management believes that cash and investments plus cash generated from our normal operating activities should be adequate to fund our business through the remainder of 2012. Our principal source of liquidity has been cash provided by operating activities. Cash provided by operating activities has been used primarily to fund the growth in our business and return cash to shareholders in the form of dividends. We believe that paying dividends is an effective way of providing an investment return to our stockholders and a beneficial use of our cash. However, the declaration of dividends by CPSI is subject to the discretion of our Board of Directors. Our Board of Directors will continue to take into account such matters as general business conditions, our financial results and such other factors as our Board of Directors may deem relevant.

Net cash provided by operating activities for the nine months ended September 30, 2012 was $18.0 million, compared to $24.2 million for the nine months ended September 30, 2011. The decrease was primarily due to an increase in accounts receivable and financing receivables, coupled with the cash outflows necessary to install systems for which a substantial majority of the consideration will not be received or revenue recognized until the customers successfully achieve meaningful use designation and receive related ARRA incentive payments. During the first nine months of 2012, we have again experienced an increase in requests by customers for payment terms and financing arrangements as a result of the challenging economic environment and limited availability of credit from third parties. Although we will provide capital lease financing arrangements to our customers, we prefer and encourage customers to use a SaaS operating lease arrangement in lieu of capital financing lease arrangements.

Net cash used in investing activities totaled $3.5 million for the nine months ended September 30, 2012, compared to $4.2 million for the nine months ended September 30, 2011. We used cash for the purchase of $2.3 million of property and equipment and for the purchase of investments of $1.1 million during the nine months ended September 30, 2012. We move idle cash to our investment portfolio that we do not anticipate needing within a one-year time frame. We anticipate the need for approximately $0.5 million in capital expenditures during the remainder of 2012, including approximately $0.3 million for the addition of office space in Baldwin County, Alabama.

Net cash used in financing activities totaled $15.3 million for the nine months ended September 30, 2012, compared to $11.8 million for the nine months ended September 30, 2011. During the nine months ended September 30, 2012, we increased our dividend rate 27.8% to $0.46 per share from $0.36 per share.

Our days sales outstanding, which represents the average collection time for accounts receivable, for the nine months ended September 30, 2012 and 2011 were 50 and 49 days, respectively.

We currently do not have a bank line of credit or other credit facility in place. Because we have no debt, we are not subject to contractual restrictions or other influences on our operations, such as payment demands and restrictions on the use of operating funds that are typically associated with debt. If we borrow money in the future, we will likely be subject to operating and financial covenants that could limit our ability to operate as profitably as we have in the past. Defaults under applicable loan agreements could result in the demand by lenders for immediate payment of substantial funds and substantial restrictions on expenditures, among other things. Due to the recent economic recession and ongoing tightened lending standards, additional capital, if needed, may not be available on terms favorable to us, or at all.

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

Critical Accounting Policies

Our Management Discussion and Analysis is based upon our Condensed Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make subjective or complex judgments that may affect the reported financial condition and results of operations. We base our estimates on historical experience and other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We continually evaluate the information used to make these estimates as our business and the economic environment changes.

In our Annual Report on Form 10-K for the year ended December 31, 2011, we identified our critical accounting polices related to cash and cash equivalents, investments, income taxes, accounts receivable and allowance for doubtful accounts, inventories, property and equipment, deferred revenue, revenue recognition, stock-based compensation, research and development costs, advertising, and shipping and handling costs. There have been no significant changes to these critical accounting policies for the three months ended September 30, 2012.

Non-GAAP Financial Measures

We have included in the discussion under the captions “Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011” and “Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011” above financial measures that were not prepared in accordance with GAAP. Any analysis of non-GAAP financial measures should be made only in conjunction with results presented in accordance with GAAP. Below, we define these non-GAAP financial measures, provide reconciliations of the non-GAAP financial measures to the most directly comparable financial measure calculated in accordance with GAAP, and discuss the reasons that we believe this information is useful to management and may be useful to investors.

We use the non-GAAP financial measures “adjusted gross margin on system sales,” “adjusted cost of equipment,” and “adjusted system sales.” Management believes these non-GAAP financial measures provide our Board of Directors, investors, potential investors, securities analysts and others with useful information to evaluate our performance because they exclude the impact of unrecognized revenue, recognized revenue and related deferral of cost of equipment resulting from our use of Extended Meaningful Use Installment Plans. Extended Meaningful Use Installment Plans are new to the Company in 2012, resulting in the Company not having sufficient experience with comparable arrangements to establish evidence of a standard business practice of historically collecting under the original payment terms of such contracts without making concessions. As a result, the provisions of the Software topic and Revenue Recognition subtopic of the Financial Accounting Standards Board Accounting Standards Codification result in a conclusion that the fee is not fixed or determinable and, as a result, the revenue is to be recognized as the amounts become due. Because the timing of our recognition of revenue under Extended Meaningful Use Installment Plans is not related to any remaining obligation on the part of the Company, the Company and our Board of Directors use these non-GAAP financial measures to evaluate our performance relative to other periods. We believe that the most directly comparable GAAP measures to adjusted gross margin on system sales, adjusted cost of equipment, and adjusted system sales are gross margin on system sales, cost of equipment, and system sales, respectively. Set forth below are reconciliations of adjusted gross margin on system sales, adjusted cost of equipment, and adjusted system sales to the comparable financial measures calculated in accordance with GAAP (dollar amounts in thousands):

Adjusted Gross Margin on System Sales

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Gross margin on system sales	$6,033	$5,154	$16,358	$18,703
Add: Unrecognized revenue accumulated related to Extended Meaningful Use Installment Plans	2,228	—	12,049	—
Less: Revenue recognized related to Extended Meaningful Use Installment Plans	(2,699)	—	(2,699)	—
Less: Deferred cost of equipment related to Extended Meaningful Use Installment Plans	(92)	—	(962)	—
Add: Amortization of deferred cost of equipment related to Extended Meaningful Use Installment Plans	46	—	100	—

Adjusted gross margin on system sales	5,516	5,154	24,846	18,703

Adjusted Cost of Equipment

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Cost of equipment	$1,190	$1,572	$4,737	$7,025
Add: Deferred cost of equipment related to Extended Meaningful Use Installment Plans	92	—	962	—
Less: Amortization of deferred cost of equipment related to Extended Meaningful Use Installment Plans	(46)	—	(100)	—

Adjusted cost of equipment	1,236	1,572	5,599	7,025

Adjusted System Sales

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
System sales	$17,561	$15,999	$52,464	$55,199
Add: Unrecognized revenue accumulated related to Extended Meaningful Use Installment Plans	2,228	—	12,049	—
Less: Revenue recognized related to Extended Meaningful Use Installment Plans	(2,699)	—	(2,699)	—

Adjusted system sales	17,090	15,999	61,814	55,199

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk relates primarily to the potential change in the value of our investment portfolio as a result of fluctuations in interest rates. The primary purpose of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk of loss. As of September 30, 2012, our investment portfolio consisted of a variety of financial instruments, primarily including, but not limited to, money market securities and high quality government and corporate obligations. It is our intent to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We do not hold financial instruments for trading or other speculative purposes. The securities in our investment portfolio are classified as available-for-sale and, consequently, are recorded on our balance sheet at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

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

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of September 30, 2012.

	Aggregate Fair Value	Weighted Average Interest Rate
Cash and Cash Equivalents:
Cash and cash equivalents	$5,830,915	0.00%
Short-Term Investments: (1)
Accrued income	$88,044	0.00%
Money market funds	1,241,367	0.16%
Obligations of the U.S. Treasury, U.S government corporations and agencies	3,027,635	0.80%
Corporate debt securities	3,321,873	3.65%

Total short-term investments	$7,678,919

Long-Term Investments: (2)
Obligations of the U.S. Treasury, U.S government corporations and agencies	$3,644,257	1.68%
Mortgage backed securities	98,234	1.63%
Corporate debt securities	6,244,548	2.98%

Total long-term investments	$9,987,039

(1)	Reflects instruments with a contractual maturity of less than one year.
(2)	Reflects instruments with a contractual maturity of one year or more.

As of September 30, 2012, the Company had no borrowings and, therefore, is not subject to interest rate risks related to debt instruments.

Item 4.	Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Bylaws (filed as Exhibit 3.6 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Form 10-Q for the period ended September 30, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Date: November 7, 2012	By:	/s/ J. BOYD DOUGLAS
J. Boyd Douglas
President and Chief Executive Officer

Date: November 7, 2012	By:	/S/DAVID A. DYE
David A. Dye
Chief Financial Officer

Exhibit Index

No.	Exhibit

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Bylaws (filed as Exhibit 3.6 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Form 10-Q for the period ended September 30, 2012