Form 10-K
period 2012-12-31
COMPUTER PROGRAMS & SYSTEMS INC
filed 2013-03-11
CIK 1169445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant at June 30, 2012 was $592,741,351.

As of March 8, 2013 the registrant had outstanding 11,080,062 shares of its common stock.

DOCUMENTS INCORPORATED BY REFERENCE IN THIS FORM 10-K:

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2013 are incorporated by reference into Part III of this report.

*	Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2013 are incorporated by reference into Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified generally by the use of forward-looking terminology and words such as “expects,” “anticipates,” “estimates,” “believes,” “predicts,” “intends,” “plans,” “potential,” “may,” “continue,” “should,” “will” and words of comparable meaning. Without limiting the generality of the preceding statement, all statements in this Annual Report relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and future financial results are forward-looking statements. We caution investors that any such forward-looking statements are only predictions and are not guarantees of future performance. Certain risks, uncertainties and other factors may cause actual results to differ materially from those projected in the forward-looking statements. Such factors may include:

•	overall business and economic conditions affecting the healthcare industry;

•	government regulation of the healthcare and health insurance industries;

•	government regulation of our products and customers, including changes in healthcare policy affecting Medicare reimbursement rates;

•	the potential effects of the federal healthcare reform legislation enacted in 2010, and implementing regulations, on the businesses of our hospital customers;

•	the funding uncertainties associated with and potential expenditures required by the American Recovery and Reinvestment Act of 2009 in connection with the adoption of electronic health records;

•	saturation of our target market and hospital consolidations;

•	changes in customer purchasing priorities, capital expenditures and demand for information technology systems;

•	competition with companies that have greater financial, technical and marketing resources than we have;

•	failure to develop new technology and products in response to market demands;

•	failure of our products to function properly resulting in claims for medical losses;

•	changes in accounting principles generally accepted in the United States of America;

•	breaches of security and viruses in our systems resulting in customer claims against us and harm to our reputation;

•	potential intellectual property claims against us;

•	general economic conditions, including changes in the financial markets that may affect the availability and cost of credit to us or our customers; and

•	interruptions in our power supply and/or telecommunications capabilities.

For more information about the risks described above and other risks affecting us, see “Risk Factors” beginning on page 23 of this Annual Report. We also caution investors that the forward-looking information described herein represents our outlook only as of this date, and we undertake no obligation to update or revise any forward-looking statements to reflect events or developments after the date of this Annual Report.

i

PART I

ITEM 1.	BUSINESS

Overview

We are a leading provider of healthcare information solutions for rural (including critical access) and community hospitals, with over 650 client hospitals in 45 states and the District of Columbia. Founded in 1979, we are a single-source vendor providing comprehensive software and hardware products, complemented by complete installation services and extensive support. Our fully integrated, enterprise-wide system automates clinical and financial data management in each of the functional areas of a hospital. Our software and hardware products and installation and support services are further complemented by business management, consulting and managed IT services offered by our wholly-owned subsidiary, TruBridge, LLC (“TruBridge”). We believe our products and services enhance hospital performance in the critical areas of clinical care, revenue cycle management, cost control and regulatory compliance.

Our target market includes acute care community hospitals with 300 or fewer acute care beds. Our primary focus within this defined target market is on hospitals with 100 or fewer acute care beds, which comprise approximately 94% of our hospital customer base. In addition to our target market, we provide information technology services to other related entities in the healthcare industry, such as nursing homes, home health agencies and physician clinics. During 2012, we generated revenues of $183.3 million from the sale of our products and services.

Industry Dynamics

The healthcare industry is the largest industry in the United States economy, comprising approximately 17.9% of the U.S. gross domestic product in 2011 according to the Centers for Medicare and Medicaid Services, or “CMS”. The CMS estimates that by fiscal 2021 total U.S. healthcare spending will reach $4.8 trillion, or 19.6% of the estimated U.S. gross domestic product.

Hospital services represents one of the largest categories of total healthcare expenditures, comprising approximately 31.5% of total healthcare expenditures in 2011 according to the CMS. According to the American Hospital Association’s AHA Hospital Statistics, 2012 Edition, there are approximately 4,200 community hospitals in the United States that are in our target market of hospitals with 300 or fewer acute care beds, with approximately 2,600 of those in our primary area of focus of 100 or fewer acute care beds. In addition, there is a market of small specialty hospitals that focus on discrete medical areas such as surgery, rehabilitation and psychiatry.

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

Changing Economic Dynamics. Rural and community hospitals typically generate a significant portion of their revenues from beneficiaries of the Medicare program. Consequently, even small changes in this federal program have a disproportionately larger impact on rural and community hospitals as compared to larger facilities where greater portions of their revenues are typically generated from beneficiaries of private insurance programs. Medicare funding and reimbursements fluctuate year to year and, with the growth in healthcare costs, will continue to be scrutinized as the federal government attempts to control the costs and growth of the program. The Medicaid program, which is a federal/state program managed by the individual states and dependent in part on funding from the states, also continues to struggle due to the increasing cost of healthcare and limited state revenues.

Mandatory cuts in federal spending resulting from the Budget Control Act of 2011 became effective on March 1, 2013. Although Medicaid is specifically exempted from the cuts mandated by the legislation, it includes a reduction of up to 2% in federal Medicare spending. As the federal government seeks in the future to further limit deficit spending due to fiscal restraints, it will likely continue to cut entitlement spending programs such as Medicare and Medicaid matching grants which will place further cost pressures on hospitals and other healthcare providers. Furthermore, federal and state budget shortfalls could lead to potential reductions in funding for Medicare and Medicaid. Reductions in reimbursements from Medicare and Medicaid could lead to hospitals postponing expenditures on information technology.

We expect that the demand for Medicare and Medicaid services will increase as a result of the current challenging economic environment and high level of unemployment, and increasing age of the U.S. population. According to the 2009 and 2010 National Health Interview Survey conducted by the U.S. Department of Health and Human Services, less than one third of unemployed individuals subscribe to private health insurance, whereas nearly three quarters of employed individuals have private health insurance. With national unemployment hovering near 8 percent, significant pressure is being put on America’s hospitals as they struggle to serve the growing numbers of uninsured patients. Additionally, tightened lending standards since 2007 have increased the costs to hospitals of borrowing money and made it more difficult to find the financing for necessary facility and technology improvements.

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

The American Recovery and Reinvestment Act of 2009. In February 2009, President Barack Obama signed into law the American Recovery and Reinvestment Act (the “ARRA”). This $787 billion economic stimulus package includes a number of healthcare policy provisions, including approximately $19 billion in funding over a ten-year period for health information technology infrastructure and Medicare and Medicaid incentives to encourage doctors, hospitals, and other providers to use health information technology to electronically exchange patients’ health information, through the development of health information exchanges (“HIE”) and the adoption of electronic health records (“EHR”). Approximately $2 billion of the total funding amount is in appropriated funds for discretionary grants, loans and technical assistance programs designed to aid providers with the adoption of EHR and the development of HIE. These funds are being disbursed by various agencies within the Department of Health and Human Services, either directly to providers – including private physician offices – or to other entities like states or non-profit organizations. The remaining allocated amounts take the form of Medicare and Medicaid payment incentives. The ARRA identifies four priority areas for spending with respect to health information technology: (1) establishing HIE; (2) EHR adoption; (3) workforce training; and (4) new technology research and development. In order to qualify for EHR funding, providers are required to adopt an EHR system and connect to an HIE, which means funding is dependent on state action to establish HIEs. The payment incentives started to become available to our customers in 2011, and, as of March 8, 2013, approximately 273 of our hospital customers had received payments under the ARRA totaling more than $277 million for EHR adoption.

The ARRA includes payment incentives for rural and community hospitals that are meaningful users of certified EHR technology. During December 2010, both our hospital and medical practice EHR solutions were certified as a complete EHR by the Certification Commission for Health Information Technology (CCHIT®). Receiving this certification for both our hospital and medical practice EHR products ensures that hospitals and other healthcare providers using our EHR systems can be considered “meaningful users” of EHR and qualify for ARRA reimbursements. We believe that the ARRA and this certification of our EHR system will continue to have a positive impact during the next few years on our business and the businesses of the rural and community hospitals that comprise our target market.

Continued Push for Improved Patient Care. With pressure mounting to reduce medical errors and improve patient safety, hospitals are actively seeking information technology solutions for clinical decision support. This migration toward clinical decision support solutions is further supported by the ARRA. The provisions of the ARRA offer incentives for hospitals to become meaningful users of EHRs through September 2015, and we already have many hospital customers who have received these incentive payments as of February 2013. However, the ARRA incentive program is set to expire as of October 1, 2015, and hospitals and healthcare providers which have not implemented EHRs with HIE connectivity will be penalized with lower Medicare payment levels after that date.

While economic, regulatory and consumer pressures such as those described above have increased rapidly over the last several years, we believe healthcare organizations have historically underinvested in information technology and services compared to other industries. This historical underinvestment has caused healthcare providers to rely on non-integrated, complex and inefficient information systems. A hospital’s failure to adequately invest in modern medical information systems could result in fewer patient referrals, cost inefficiencies, lower than expected reimbursement, increased malpractice risk and possible regulatory infractions.

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

Our Solution

We have tailored an information technology solution that effectively addresses the specific needs of small and midsize hospitals. Due to their smaller operating budgets, rural and community hospitals have limited financial and human resources to operate manual or inefficient information systems. However, these hospitals are expected to achieve the same quality of care and regulatory compliance as larger hospitals, placing them in a particularly difficult operating environment. These pressures on the operating environments of rural and community hospitals were increased with the passage of the ARRA in 2009 which, in addition to providing for incentives for healthcare providers to achieve meaningful use of EHR, will result in lowered Medicare payment levels after 2015 for healthcare providers that have yet to achieve meaningful use of EHR.

We believe that the CPSI solution meets these challenges facing rural and community hospitals by providing fully integrated, enterprise-wide and ARRA certified medical information systems and services that are compliant with the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and that collect, process, retain and report data in the primary functional areas of a hospital, from patient care to clinical processing to administration and accounting. As a key component of our complete solution, we provide ongoing customer service through regular interaction with customers, customer user groups and extensive customer support. Further, through our wholly-owned subsidiary, TruBridge, we offer business management, consulting and managed IT services that allow customers to avoid some of the fixed costs of a business office and leverage our expertise and resources in helping them identify their IT objectives, define the best way to meet those requirements and manage the resulting projects and associated technologies. As a result, we are capable of providing a single-source solution for small and midsize hospitals, making us a partner in their initiatives to improve operations and medical care.

Our customers continually communicate with us through our support teams and through organized user groups, allowing us to continue to provide a state-of-the-art solution that meets their specific needs. By remaining sensitive and responsive to the ever-changing demands of our customers and regularly updating our products, we believe that we provide an information technology solution that meets the needs of rural and community hospitals. Our business has continued to grow because we have successfully addressed the needs of rural and community hospitals for fully integrated, enterprise-wide information systems that allow them to improve operating effectiveness, reduce costs and improve the quality of patient care.

On January 28, 2013, we formed TruBridge as a wholly-owned subsidiary focusing exclusively on providing business management, consulting and managed IT services to rural and community healthcare organizations. While our traditional customer base for these services has been those rural and community healthcare organizations who have selected CPSI as their single-source healthcare information solutions provider, we believe that the formation of TruBridge will allow for an improved focus of our marketing and service delivery resources and assist us in expanding the customer base for these service offerings to all rural and community healthcare organizations, regardless of their primary healthcare information solutions provider.

Strategy

Our objective is to continue to grow as a leading provider of healthcare information technology systems and services to rural and community hospitals by expanding on the strategy that we have successfully pursued for over thirty years, the key elements of which are described below.

Deliver a Single-Source Solution. When a customer purchases the CPSI system, we provide everything necessary for the customer to implement and use our system. We deliver the application software, computer hardware, peripherals, forms and supplies used in the comprehensive information network. Our installation teams work extensively with each customer to convert existing data to the new system, to install all of the necessary equipment and to train hospital personnel to use our system. After installation, our support teams answer and address customer questions and issues related to any aspect of the system. Through TruBridge, LLC (“TruBridge”), our wholly-owned subsidiary, we also offer our customers additional services such as business management, consulting and managed IT services. We believe our single-source approach to delivering a complete information system makes our system easier and more convenient for customers to understand and manage, which results in greater customer satisfaction and retention.

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

Maintain Commitment to Customer Oriented Operating Philosophy. A key factor in our success has been our focus on customer service and support. We make available to our customers experienced support teams that can assist with any question or problem. We currently have close to a one-to-one support staff to customer ratio. Our support teams are extensively trained, and our employees are generally promoted from within so that they have a thorough knowledge of our system and a commitment to our culture. Because all of our customers use the same version of our system, our support teams can be more effective by maintaining a complete understanding of a single system. As part of our commitment to system support, we actively solicit customer feedback regarding ways in which we can improve the effectiveness and efficiency of our systems. To further this goal, we have organized our customers into a national user group to promote the exchange of information regarding our system and to identify product enhancements based on our customers’ operational experiences. We believe our user group concept is a key component of our success by positively impacting customer satisfaction and retention and by enhancing product development and system functionality. We will continue to focus on our national user group as a key component to our goal of maintaining and growing our customer base and market share.

Expand Presence in Target Market for our Software and Hardware Products. We will continue to target small domestic hospitals of 100 or fewer acute care beds, as well as expand our presence in midsize hospitals of 300 or fewer acute care beds. In addition, a number of our customers are small specialty hospitals that focus on discrete medical areas such as surgery, rehabilitation and psychiatry. According to the most recent data available from the U.S. Department of Health and Human Services, there are approximately 1,200 specialty care hospitals in the United States (excluding critical access and children’s hospitals). We intend to continue gaining customers from this market segment. Our system can help these smaller hospitals reduce costs and increase their operating efficiencies. We believe our personalized marketing approach and emphasis on customer relationships are attractive to the management of these hospitals. We also believe our system is well-suited to hospitals of this size because they typically demonstrate a greater commitment than larger hospitals to the concept of an enterprise-wide, fully integrated system. In addition, we will continue to sell additional services and software and hardware products to our existing customers who have not purchased our complete package of services and software applications.

Expand Presence in Target Market for our Suite of Additional Services. On January 28, 2013, we formed TruBridge as a wholly-owned subsidiary focusing exclusively on providing business management, consulting, and managed IT services to rural and community healthcare organizations. While we will continue our previous strategy of continuing to sell additional services to those rural and community healthcare organizations that have selected CPSI as their single-source healthcare information solutions provider, we believe that the formation of TruBridge will enable us to more effectively market and further expand our target market for these service offerings to all such healthcare providers, regardless of their primary healthcare information solutions provider. There are approximately 4,200 community hospitals in the United States that are in our target market of hospitals with 300 or fewer acute care beds, with approximately 2,600 of those in our primary area of focus of 100 or fewer acute care beds. Given the magnitude of the marketplace for TruBridge’s services, the ability to expand the customer base for our suite of services beyond the more than 650 hospitals who have selected CPSI as their primary healthcare information solutions provider has the potential to drive significant revenue growth.

Emphasize Other Recurring Revenue Opportunities. In addition to revenues from new system installations, we have developed and will continue to develop sources of recurring revenues. Our current principal source of recurring revenues is our support and maintenance fees paid by existing customers. As our customer base grows, our recurring revenues from support and maintenance fees should also grow. We believe recurring revenues will also continue to increase from the business management, consulting and managed IT services provided by TruBridge, which we market to all rural and community healthcare organizations, regardless of their primary healthcare information solutions provider. Our business management services include electronic billing, patient statement processing, accounts receivable management, payroll processing, ISP services and web site hosting. Our consulting services include IT staffing, IT infrastructure assessment and project management for clinical point of entry (“CPOE”) implementation and meaningful use attestation. Our managed IT services include managed network services, server and storage management, and desktop support, as well as communications, connectivity, security and data center services.

Our Products and Services

New Products

Much of our software programming efforts in 2012 and continuing into 2013 have been focused on helping our customers to achieve stage two of meaningful use of EHR, as the volume and complexity of changes required to reach stage two are considerable. The final rules regarding stage two of meaningful use of EHR were released in 2012, and hospitals may begin reporting for stage two requirements as early as October 1, 2013. Stage two increases data capture requirements and use of medical vocabularies, expands stage one functionality requirements, increases interoperability requirements and emphasizes greater patient engagement. To meet these new requirements, new data elements and functionalities must be created and tied to the existing data structure and system functionalities in a manner that is consistent with healthcare provider workflows. Updates associated with stage two of meaningful use of EHR will be provided to our customers with the release of version 19 of the CPSI system in July 2013.

During 2012, our development efforts also focused on our emergency department application. This new application is in the final stages of development and is scheduled to be generally available with the release of version 19 the CPSI system in July 2013. The emergency department application is specifically designed for the care environment and workflow of a hospital emergency department. The application will provide comprehensive and customizable patient tracking boards; real time displays of patient locations, statuses and order/results alerts; computerized physician order entry specific to emergency care and workflow; evaluation and management coding specific to emergency department patients; and department-contained order routing and resulting. We feel that our emergency department application will allow customers to apply information system efficiencies to the most costly care environment in the hospital.

Software Systems

We offer a full array of software applications designed to streamline the flow of information to the primary functional areas of rural and community hospitals in one fully integrated system. We intend to continue to enhance our existing software applications and develop new applications as required by evolving industry standards and the changing needs of our customers. Pursuant to our customer support agreements, we provide our customers with software enhancements and upgrades periodically on a when-and-if-available basis. See “Support and Maintenance Services.” These enhancements enable each customer, regardless of its original installation date, to have the benefit of the most advanced CPSI products available. Our software applications:

•	provide automated processes that improve clinical workflow and support clinical decision-making;

•	allow healthcare providers to efficiently input and easily access the most current patient medical data in order to improve the quality of care and patient safety;

•	integrate clinical, financial and patient information to promote efficient use of time and resources, while eliminating dependence on paper medical records;

•	provide tools that permit healthcare organizations to analyze past performance, model new plans for the future and measure and monitor the effectiveness of those plans;

•	provide for rapid and cost-effective implementation, whether through the installation of an in-house system or through our Software as a Service (SaaS) services; and

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

Due to the integrated nature of the CPSI system, our software applications are not marketed as distinct products, and our sales force attempts to sell all applications to each customer as a single product. New customers must purchase from us and have installed the core applications of patient management and financial accounting and all hardware necessary to run these applications. In addition to the core applications, customers may also purchase one or more of our clinical, patient care and enterprise applications. Over two-thirds of our customers have purchased a combination of applications that meet their enterprise-wide information technology needs.

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

•   reduces time to process laboratory specimens

Radiology Information Systems

•   includes flash card printing, patient scheduling, transcription, patient indexing by X-Ray film number, film tracking and location

•   receives patient data, patient locations and other interdepartmental communications support

ImageLink®

•   provides a complete picture archiving and communications system (PACS) with comprehensive functionality designed to fit seamlessly with our other applications

•   allows the realization of an electronic health record complete with diagnostic images

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

•     makes patient information instantly available throughout the entire hospital system

Patient Acuity

•     categorizes patients according to an assessment of the acuity of the illness, severity of the symptoms, and projected nursing dependency

•     allows nurses to project the total character and amount of care that should be provided to each patient

ChartLink®

•     provides physicians with a secure and interactive portal to patient information through a hospital’s web site

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

Electronic Forms	• electronic form templates replace paper-based records and care forms • completed forms become a permanent part of the patient’s electronic health record

Physician Documentation

•   electronic documentation of all aspects of physician/patient encounter

•   documentation is integrated with clinical applications to allow inclusion of diagnostic results, patient clinical data, patient diagnosis, medications and orders

•   promotes compliance with regulatory standards while assisting in optimizing reimbursement for services provided

Enterprise Applications. We provide software applications that support the products described above and are useful to all areas of the hospital. These applications include: ad hoc reporting, automatic batch and real-time system backups, an integrated fax system, archival data repository, document scanning and Microsoft Office integration and an Application Portal. The Application Portal allows clients to access our applications remotely via Microsoft Internet Explorer and the Internet without requiring the loading of any additional client software on the accessing PC. User information and data accessed is secured with HIPAA compliant 128 bit cipher strength Secure Socket Layer (SSL) encryption. Remote access using the Application Portal results in no discernible difference to the user in software functionality.

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

User Group. All of our customers have the opportunity to be members of our user group from which we solicit feedback regarding our products. We host a national user group meeting annually. This group meets to discuss and recommend product modifications and improvements which it then evaluates and prioritizes. Upon confirming that the desired improvements are technically feasible, we agree to allocate a significant amount of programming time each year to undertake the requested modification or improvement. The majority of our product enhancements originate from suggestions from our customers that we receive through the user group structure.

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

Software as a Service. In some circumstances, we offer SaaS services to customers via remote access telecommunications. As an application service provider, we store and maintain computer servers dedicated to specific customers which contain all of such customers’ critical patient and administrative data. These customers access this information remotely through direct telecommunications connections with these servers. Customers may also elect to have their servers located on site at their hospitals.

Forms and Supplies. We offer our customers the forms that they need for their patient and financial records, as well as their general office supplies. Furnishing these forms and supplies helps us to achieve our objective of being a one-source solution for a hospital’s complete healthcare information system requirements.

Business Management, Consulting, and Managed Information Technology Services

We offer complementary services through TruBridge, our wholly-owned subsidiary, which can be grouped into the following categories:

•	Business Management Services

•	Consulting Services

•	Managed Information Technology Services

Business Management Services. Our business management services consist of the following service offerings:

Electronic Billing

•    We provide electronic billing for customers at prices competitive with other electronic billing vendors. Once a customer processes patient insurance claims using our system, we then perform the electronic billing function with no other participation by hospital staff. With this service, customers do not need to prepare billing files or maintain interfaces with third-party software, thereby saving the customer both time and money.

Insurance Services

•    In addition to electronic billing, we offer customers complementary insurance services, including insurance follow-up, claim eligibility checking, claim status checking, pharmacy online adjudication, medical necessity database updates, Medicare Connect access, review of health services transactions and electronic remittances. Using these services allows customers to improve their revenue cycle management by reducing the incidents of invalid claims, monitoring the progress of valid claims, and ensuring the timely and accurate application of insurance payments.

Statement Processing

•    Our customers may choose to have us prepare and distribute all patient billing statements. We use our knowledge of a customer’s collection system to produce statements without requiring any action on the part of the hospital data processing personnel. Because we can connect directly with a customer’s system, the customer is not required to build and transfer files to us. All system enhancements are incorporated into the statement process without having to modify any third-party vendor interface. Similar to electronic billing, this service saves the customer both time and money.

Accounts Receivable Management

•    We offer customers the option of using us to perform their patient billing functions and accounts receivable management. Using this service allows customers to reduce costs by employing fewer full time administrative employees.

Payroll Processing	• We offer customers the option of using us to perform their payroll functions, including payroll processing, tax and deduction management, quarterly and yearly reporting, and electronic pay stubs.

Contract Management

•    We offer customers the option of using us to perform audits of payments from third-party insurers with which a customer executes managed care contracts to ensure payments are made in accordance with the agreed upon metrics.

Consulting Services. Our consulting services consist of the following service offerings:

Revenue Cycle Consulting

•    We offer customers revenue cycle consulting services, including revenue cycle assessment, process redesign, interim management, benchmarking, ICD-10 Readiness and custom contracted services. With decades of experience in healthcare operations, we understand what works in a rural and/or community healthcare context and are able to develop achievable plans to help customers meet their revenue cycle goals.

Clinical Consulting

•    We offer customers clinical consulting services, including computerized physician order entry adoption, meaningful use achievement, point-of-care utilization, clinical application roll-out, physician documentation, medical practice management, medication reconciliation and custom contracted services. With decades of experience in electronic health record technology, our consultants are intimately familiar with what is required to meet regulatory mandates and create useful clinical information systems for caregivers of all kinds.

Information Technology (“IT”) Consulting

•    We offer customers IT consulting services, including strategic planning, IT infrastructure assessment, IT planning, design and deployment, IT resource services, security risk assessment and custom contract services. With a clear understanding of the IT issues and challenges faced by rural and community healthcare enterprises, our consultants can identify a path that will make best use of a hospital’s existing infrastructure, while positioning the hospital for the challenges yet to come.

Managed Information Technology (“IT”) Services. Our managed IT services consist of the following service offerings:

Cloud Computing

•    We offer customers cloud computing services utilizing server and storage resources maintained in our SOC 1 accredited data center. Cloud computing utilizes virtual environments to meet customer processing and data storage needs for live operations, disaster recovery co-location, testing and training, and system backups.

Internet Service Provider	• As part of our total information solution, we can provide Internet connection services to our customers. We also can provide web site design and hosting services.

Managed Network Services

•    We offer comprehensive support for LAN, WLAN, WAN and VPN infrastructures for those customers needing assistance with their data networks. Security updates, hardware support, network monitoring, wireless access management, VPN and private point-to-point connectivity management and monitoring solutions can be subscribed to based on the client’s unique needs.

Server and Storage Management

•    We offer complete management of CPSI installed server and storage technology, including monitoring, administration and change management solutions to enhance client availability strategies for those important assets.

Desktop Support

•    We offer timely support for desktop hardware, operating systems, select application software and peripheral devices. Desktop support offerings can help expedite problem resolution and ensure employees are not hindered by technological obstacles.

Communications Solutions	• We offer a robust set of fault tolerant communications hosting solutions for web sites and electronic mail, smartphone email integration and DNS services.

Connectivity Solutions	• We provide a variety of solutions to help ensure clients can stay connected to the Internet in remote locations, including MPLS, Metro-E, DSL, DS-1, DS-3 and other options.

Security Services

•    We offer complete solutions for protecting the integrity of information systems and keeping system security compliant with federal law, including HIPAA privacy and security requirements. Solutions for malware (anti-virus protection), Internet content filtering and firewall administration can all be provided by CPSI.

Data Center Services

•    We offer a SOC 1 accredited data center to house and manage client servers and storage technologies. Solutions for managing these environments and the provision of other data center services, such as disaster recovery co-location and remote testing services, are available.

The following table presents our revenues by major solutions and services as a percentage of total revenues:

	Year ended December 31,
	2012	2011	2010
Sales revenues:
System sales	39.6%	40.7%	40.0%
Support and maintenance	39.8%	38.9%	38.7%
Business management services	20.6%	20.3%	21.4%

	100.0%	100.0%	100.0%

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

Training. In order to integrate the new system and to ensure its success, we spend approximately three weeks providing individualized training on-site at each customer’s facility at the time of installation. We directly train all hospital users, including staff members and healthcare providers, during all hospital shifts in the use of hardware and software applications. In contrast, some of our competitors train only a hospital’s training staff at an off-site location. We employ nurses, medical technicians, and providers in addition to our technical training staff in order to help us communicate more effectively with our customers during the training process.

Technology

Operating Systems and Server Platform. Our system platform features a Linux operating system, an open source SQL compliant database, Java, and a cross-platform user interface (UI). This platform allows CPSI to provide its customers with an extensive range of capabilities to enhance IT operations and implement other new complementary technologies such as rules-based customization and access from iOS, Android, Windows, Mac and Linux-based devices. Additionally, with the release of version 18 of the operating system in 2011, the CPSI system became iPad compatible. The SQL compliant database allows CPSI to efficiently mine the mass of clinical data being captured by a hospital EHR system to meet both the hospital’s internal demands and regulatory and interoperability requirements.

ClientWare® Networking. Our ClientWare® application integrates the Linux system with Microsoft operating systems. This integration brings together the strengths of both operating environments. The processing power of Linux combined with the communication capabilities of Microsoft Windows creates an information system that allows the use of familiar “point and click” processing. This architecture also facilitates integration of other Microsoft software and provides expanded opportunities for the inclusion of new technologies without sacrificing system reliability or performance. Versions of ClientWare that feature Java programming offer easy interface with and access to a wide range of devices and applications.

Wireless Technology. Traditional workstations were designed around access to electrical and network outlets. We now use wireless networking technology to connect computers to the CPSI system. This allows customers to use mobile computers and to place stationary computers in locations for optimal convenience and ease of use. We incorporate wireless laptop and hand held computers into our system. Convenient to carry and use, these mobile computers allow effective data collection and real-time access to patient information from practically anywhere in the hospital. Information efficiently collected will then be more quickly accessible by other caregivers throughout the hospital.

Point-of-Care Stations. We use “point-of-care stations” which allow nurses to enter information into the system at a patient’s bedside. These stations consist of compact computers on individual data entry stations that are lightweight, durable and easy to maneuver. We incorporate our wireless networking capabilities into these stations in order to provide extended range and mobility.

Touch Sensitive Displays. Data entry is made easier through the use of touch sensitive displays. With this technology, work areas are free of the traditional keyboard and mouse associated with most personal computers. Touch screens are also more efficient for users who are not proficient with computers.

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

Product Development and Enhancement

We continually work to improve and enhance the CPSI system and to develop new products and services for our system. The primary source of ideas for improvements to our products and services comes from our customers, which submit suggestions to us through our national user group. We believe our interaction with customers and their communication with each other is the most efficient way to learn about and respond to changes in the healthcare operating environment. This approach to research and development allows us to quickly adapt to technology advances and improve our products and services to better serve the needs of our customers. Our management and customer support and service teams play a significant role in product development by continually monitoring the needs and desires of our customers and our market. In addition to our customer support and service teams a Product Development Services division was created in 2008. This division is responsible for the development, quality assurance/testing, documentation, and distribution of all application software. By consolidating all of our development efforts under a single division, we can ensure standardization in our software development processes and effective utilization of our resources. We currently have 195 employees in our Product Development Services division, including 8 research and development employees whose dedicated function is to develop new uses for and applications of technology available in the marketplace. During the years ended December 31, 2012, 2011 and 2010, we expended approximately $2.8 million, $2.5 million and $2.4 million, respectively, on research and development activities.

Customers, Sales and Marketing

Target Market. The target market for our information system consists of small and midsize hospitals of 300 or fewer acute care beds, with a primary focus on hospitals with 100 or fewer acute care beds. In the United States, there are approximately 4,200 community hospitals with 300 or fewer acute care beds, with approximately 2,600 of these having 100 or fewer acute care beds. In addition, we market our products to small specialty hospitals in the United States that focus on discrete medical areas such as surgery, rehabilitation and psychiatry. As of February 11, 2013, we had installed our system in over 650 facilities in 45 states and the District of Columbia. Approximately 94% of our existing customers are hospitals with 100 or fewer acute care beds, while approximately 99% of our existing customers are hospitals with 200 or fewer acute care beds. Our goal is to increase sales to hospitals with 100 to 300 acute care beds while continuing to increase our market share and competitive position in the under 100 acute care bed market segment.

Sales Staff. Most of our new customers are referrals from our existing customers, thereby reducing the need for a large sales force. Currently, we have 38 employees dedicated to direct sales, 19 of whom concentrate on new prospects, and 19 of whom are responsible for the sale of additional products and services to existing customers. We hire our sales representatives from our existing employees. Approximately two-thirds of our current sales representatives have over 10 years of experience with the company, including experience in installation, training and customer support. Our sales representatives have defined geographic territories in the United States in which to target new customers. A significant portion of the compensation for all sales personnel is commission based.

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

Our secondary competitors include McKesson Corporation, Quadramed Corp., Cerner Corporation, Quality Systems, Inc. and Siemens Corporation. These companies are significantly larger than we are, and they typically sell their products and services to larger hospitals outside of our target market. However, they will sometimes compete directly with us. Our secondary competitors also include Prognosis Health Information Systems LLC and Razor Insights, LLC, which are smaller than us.

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

Health Information Security and Privacy Practices

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) is a federal law that affects the use, disclosure, transmission and storage of certain individually identifiable health information, referred to as “protected health information,” and that was enacted for the purpose of, among other things, protecting the privacy and security of protected health information. As directed by HIPAA, the Department of Health and Human Services (“DHHS”) has promulgated standards and rules for certain electronic health transactions, code sets, data security, unique identification numbers and privacy of protected health information. HIPAA and the standards promulgated by DHHS apply to certain health plans, healthcare clearinghouses, and healthcare providers (referred to as “covered entities”), which includes our hospital customers. The Health Information Technology for Economic and Clinical Health Act and its implementing regulations published in January 2013 (“HITECH Act”) significantly expand HIPAA by extending privacy and security standards to “business associates” of healthcare providers that are covered entities. Under the HITECH Act, business associates are required to establish administrative, physical and technical safeguards and are subject to direct penalties for violations. Our business management services activities performed through our wholly-owned subsidiary, TruBridge, frequently entail us acting in the capacity of a business associate to the hospitals that we serve, and therefore we are covered by the patient privacy and security standards of HIPAA and subject to oversight by DHHS. We believe that we have taken all necessary steps to comply with HIPAA, as it applies to us as a business associate, but it is important to note that DHHS could, at any time in the future, adopt new rules or modify existing rules in a manner that could require us to change our systems or operations.

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

Intellectual Property

We regard some aspects of our internal operations, software and documentation as proprietary, and rely primarily on a combination of contract and trade secret laws to protect our proprietary information. We believe, because of the rapid pace of technological change in the computer software industry, trade secret and copyright protection is less significant than factors such as the knowledge, ability and experience of our employees, frequent software product enhancements and the timeliness and quality of our support services. We cannot guarantee that these protections will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

We do not believe our software products or other CPSI proprietary rights infringe on the property rights of third parties. However, we cannot guarantee that third parties will not assert infringement claims against us with respect to current or future software products or that any such assertion may not require us to enter into royalty arrangements or result in costly litigation.

Employees

As of February 28, 2013, we had 1,420 employees, almost all of whom are located at our offices in Mobile, Fairhope and Lanett, Alabama and Monroe, Louisiana. Our employees can be grouped according to the following general categories: 604 in software services and support, 427 in business management services, 100 in information technology services and support, 195 in product development services, 50 in sales and marketing and 44 in administration. Our general practice is to recruit recent college graduates for entry-level positions and then promote these individuals within the organization to fill vacancies in higher positions. We also hire nurses and other medically-trained professionals in connection with our support services.

Since 1991, we have maintained a non-qualified discretionary profit-sharing plan under which all full-time employees with three years of uninterrupted service are eligible to participate, other than executive officers and commissioned salespeople. The plan is designed to provide each eligible employee with periodic cash bonuses based on our profitability. Each eligible employee receives a pro rata share of the amount of cash distributed under the profit-sharing plan based on the amount of his or her base salary compared to the sum of the salaries of all participating employees. Our profit-sharing plan is not a qualified plan for tax purposes or a guaranteed benefit. Contributions to the plan are made periodically at the sole discretion of the Board of Directors. During 2012, we distributed approximately $3.4 million under this profit-sharing plan. We plan to continue to make distributions under this plan based on our profitability.

We are fortunate to have a high rate of employee retention, with our senior management having an average tenure in excess of 18 years. Our performance depends in significant part on our ability to attract, train and retain highly qualified personnel. None of our employees are represented by a labor union, and we believe our relations with our employees are good.

Executive Officers

The executive officers of CPSI serve at the pleasure of the Board of Directors. Set forth below is a list of the current executive officers of CPSI and a brief explanation of each individual’s principal employment during the last five years.

J. Boyd Douglas – President and Chief Executive Officer. J. Boyd Douglas, age 46, has served as our President and Chief Executive Officer since May 2006. He was elected as a director in March 2002. Mr. Douglas began his career with us in August 1988 as a Financial Software Support Representative. From May 1990 until November 1994, Mr. Douglas served as Manager of Electronic Billing, and from December 1994 until June 1999, he held the position of Director of Programming Services. From July 1999 until May 2006, Mr. Douglas served as our Executive Vice President and Chief Operating Officer. Mr. Douglas’s wife’s sister’s husband, Mr. Patrick A. Immel, is an executive officer of the Company. Mr. Immel is not a “family member” of Mr. Douglas under NASDAQ Listing Rule 5605.

David A. Dye – Chief Financial Officer, Secretary and Treasurer. David A. Dye, age 43, has served as our Chief Financial Officer, Secretary and Treasurer since July 1, 2010. Mr. Dye served as our President and Chief Executive Officer from July 1999 to May 2006. He was elected as a director in March 2002 and has served as our Chairman of the Board since May 2006. Mr. Dye began his career with CPSI in May 1990 as a Financial Software Support Representative and served in various capacities until July 1999. Mr. Dye has served as a director of Bulow Biotech Prosthetics, LLC, a company headquartered in Nashville, Tennessee that operates prosthetic clinics in the Southeastern United States, since July 2006.

Victor S. Schneider – Executive Vice President–Corporate and Business Development. Victor S. Schneider, age 54, has served as our Executive Vice President–Corporate and Business Development since January 2013. Prior to his appointment as Executive Vice President – Corporate and Business Development, Mr. Schneider served as our Senior Vice President – Corporate and Business Development since December 2005. Mr. Schneider is responsible for revenue generation efforts, customer relations, strategic growth initiatives and positioning, and market execution. Mr. Schneider began his career with us in June 1983 as Sales Manager. He served in that capacity until January 1997 when he was promoted to Sales Director. He served as our Vice President–Sales and Marketing from July 1999 until December 2005.

Robert D. Hinckle – Senior Vice President–Software Services. Robert D. Hinckle, age 43, served as our Vice President–Software Services from October 2004 until January 2013 and has served as our Senior Vice President – Software Services since January 2013. Mr. Hinckle is responsible for overseeing all aspects of the installation and support of our software products. Since beginning his career with us in 1995 as a Financial Software Support Representative, Mr. Hinckle has worked in various positions in our Software Services Division, including Team Manager, Assistant Director and Director of that division.

Troy D. Rosser – Senior Vice President–Sales. Troy D. Rosser, age 48, has served as our Senior Vice President–Sales since January 2012, having previously served as Vice President – Sales since October 2005. Mr. Rosser is responsible for overseeing all of our sales and marketing efforts. Mr. Rosser began his career with us in March 1989 as a Financial Software Support Representative. In 1992, Mr. Rosser was transferred to the Sales and Marketing division where he has worked in various positions, including Sales Manager and, from October 2000 until October 2005, Director of Sales.

Michael K. Muscat, Jr. – Senior Vice President–Product Development Services. Michael K. Muscat, Jr., age 39, has served as our Senior Vice President – Product Development Services since March 2008. Mr. Muscat is responsible for overseeing all aspects of the development quality assurance/testing, documentation, and distribution of all application software. Mr. Muscat began his career with us in July 1996 as a Software Support Representative. Mr. Muscat then served as a Programmer and Manager of Outsourcing Services. From June 2002 to May 2006, Mr. Muscat served as the Director of Business Management Services and from May 2006 until March 2008 as the Vice President of Business Management Services.

Robert D. Smith – Vice President–Product Development Services. Robert D. Smith, age 42, has served as our Vice President – Product Development Services since March 2008. Mr. Smith is responsible for overseeing all aspects of system programming and enhancements within our Product Development division. Since Mr. Smith began his career with us in September 1993, he has served in the capacity of Technical Support Representative, Programmer, and Programming Manager. From January 2001 to May 2006, Mr. Smith served as the Director of Programming Services and from May 2006 to March 2008 as Vice President of Programming Services.

James B. Britain – Vice President–Finance and Controller. James B. Britain, age 47, has served as our Vice President – Finance and Controller since March 2011. Mr. Britain is our principal accounting officer. Mr. Britain began his career with us in September 2007 as Controller and served in that capacity until March 2011. Prior to his appointment as Controller, Mr. Britain was Controller of Azalea Aviation, Inc., a fixed base operator in Mobile, Alabama, from September 2006 until September 2007.

Lyle E. Hutchison – Vice President–Sales. Lyle E. Hutchison, age 47, has served as our Vice President – Sales since October 2012. Mr. Hutchison is responsible for overseeing all of our sales efforts directed towards new or prospective customers. Prior to his appointment as Vice President – Sales in October 2012, Mr. Hutchison served as Senior Sales Director since May 2011. Mr. Hutchison began his career with us in August 1990 and has held the positions of Sales Manager from August 2005 until June 2006, Sales Director from June 2006 until May 2011, and Senior Sales Director from May 2011 until October 2012.

Sean C. Nicholas – Vice President–Sales. Sean C. Nicholas, age 43, has served as our Vice President – Sales since October 2012. Mr. Nicholas is responsible for overseeing all of our sales efforts directed towards our established customers. Prior to his appointment as Vice President – Sales in October 2012, Mr. Nicholas served as Senior Sales Director since May 2011. Mr. Nicholas began his career with us in July 1993 and has held the positions of Sales Manager from January 1999 until October 2000, Marketing Director from October 2000 until October 2003, Sales Director from October 2003 until May 2011, and Senior Sales Director from May 2011 until October 2012.

J. Scott Littrell – Vice President–Information Technology Services. J. Scott Littrell, age 38, has served as our Vice President – Information Technology Services since January 2013. Mr. Littrell is responsible for overseeing all aspects of technical and hardware services. Mr. Littrell began his career with us in 2000 as a Technical Support Representative. Since that time, Mr. Littrell has served as ImageLink Support Representative from 2003 until 2004, R&D Analyst from 2004 until 2007, and most recently served as Director of Technical and Hardware Services from 2007 until January 2013.

Stephanie P. Durkac – Vice President–Clinical Support. Stephanie P. Durkac, age 46, has served as our Vice President – Clinical Support since January 2013. Ms. Durkac is responsible for overseeing the software support services we provide to customers of our clinical applications. Prior to her appointment as Vice President – Clinical Support in January 2013, Ms. Durkac served as Director of Software Services since November 2003. Ms. Durkac began her career with us in 1994 and has held various positions within our Software Services division, including Manager, Assistant Director, and Director.

Pamela S. Phillips – Vice President–Financial Support. Pamela S. Phillips, age 45, has served as our Vice President – Financial Support since January 2013. Ms. Phillips is responsible for overseeing the software support services we provide to customers of our financial applications. Prior to her appointment as Vice President – Financial Support in January 2013, Ms. Phillips served as our Director of Financial Support from November 2004 until January 2013. Ms. Phillips began her career with us in 1993 and has held various positions within our Software Services division, including Software Implementation Team Manager, Education Manager, and Director of Financial Support.

J. Lamar Cowart – Vice President–Implementation. J. Lamar Cowart, age 39, has served as our Vice President – Implementation since January 2013. Mr. Cowart is responsible for overseeing the implementation services we provide to those customers purchasing new applications. Mr. Cowart began his career with us in 1999 and has held various positions within our Software Services division, including Project Manager from 2003 until 2004, Director of Implementation Services from 2004 until 2011, and Senior Director of Implementation Services from 2011 until January 2013.

In January 2013, the Company announced the formation of Trubridge, LLC (“TruBridge”), a wholly-owned subsidiary of CPSI. The executive officers of TruBridge serve at the pleasure of the Board of Directors of CPSI. Set forth below is a list of the current executive officers of TruBridge and a brief explanation of each individual’s principal employment during the last five years.

Christopher L. Fowler – President–TruBridge. Christopher L. Fowler, age 37, has served as the President of TruBridge since its formation in January 2013. Mr. Fowler is responsible for overseeing all aspects of the business management, consulting and managed IT services we provide to our customers through

TruBridge. Prior to the formation of TruBridge, Mr. Fowler served as CPSI’s Vice President – Business Management Services since March 2008. Mr. Fowler began his career with us in May 2000 as a Software Support Representative and later as a manager of Financial Software Services. From August 2004 until March 2008, Mr. Fowler served as Assistant Director and Director of Business Management Services.

Patrick A. Immel – Senior Vice President of Professional Services–TruBridge. Patrick A. Immel, age 42, has served as the Senior Vice President of Professional Services of TruBridge since its formation in January 2013. Mr. Immel is responsible for overseeing the managed IT and consulting services we provide to our customers through TruBridge. Prior to the formation of TrueBridge, Mr. Immel served as CPSI’s Vice President–Information Technology Services since January 2000. Mr. Immel began his career with us in July 1993 as a Financial Software Support Representative. Since that time, Mr. Immel has served as a programmer, Manager of Technical Support and Director of Information Technology Services. Mr. Immel’s wife’s sister’s husband, Mr. J. Boyd Douglas, is an executive officer of the Company. Mr. Douglas is not a “family member” of Mr. Immel under NASDAQ Listing Rule 5605.

Gregory Leatherbury – Vice President of Business Services–TruBridge. Gregory Leatherbury, age 35, has served as the Vice President of Business Services of TruBridge since its formation in January 2013. Mr. Leatherbury is responsible for overseeing the business services we provide our customers through TruBridge. Prior to the formation of TruBridge, Mr. Leatherbury served as CPSI’s Director of Revenue Cycle Management since 2008. Mr. Leatherbury began his career with us in 2002 and has held various positions in both the Software Services and Business Services divisions. Mr. Leatherbury’s uncle by marriage, Mr. Ernest F. Ladd, III, is a director of the Company. Mr. Ladd is not a “family member” of Mr. Leatherbury under NASDAQ Listing Rule 5605.

Rick Jones – Vice President of Sales–TruBridge. Rick Jones, age 43, has served as the Vice President of Sales of TruBridge since its formation in January 2013. Mr. Jones is responsible for all sales and marketing efforts related to TruBridge. Prior to the formation of TruBridge, Mr. Jones served as a Sales Director at CPSI since 2006. Mr. Jones began his career with us in February 1994 and has held various sales and Software Services positions within the Company.

Company Web Site

The Company maintains a web site at http://www.cpsinet.com. The Company makes available on its web site, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as soon as it is reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. The Company is not including the information contained on or available through its web site as a part of, or incorporating such information into, this Annual Report on Form 10-K.

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

Recently enacted public laws reforming the U.S. healthcare system may have an impact on our business. The Patient Protection and Affordable Care Act (H.R. 3590; Public Law 111-148) (“PPACA”) and The Health Care and Education Reconciliation Act of 2010 (H.R. 4872) (the “Reconciliation Act”), which amends the PPACA (collectively the “Health Reform Laws”), were signed into law in March 2010. The Health Reform Laws contain various provisions which may impact us and our customers. Some of these provisions may have a positive impact, by expanding the use of electronic health records in certain federal programs, for example, while others, such as reductions in reimbursement for certain types of providers, may have a negative impact due to fewer available resources. Increases in fraud and abuse penalties may also adversely affect participants in the healthcare sector, including us.

Among other things, the Health Reform Laws require nearly all individuals to have health insurance, expand Medicaid eligibility, mandate material changes to the delivery of healthcare services and reduce the reimbursement paid for such services in order to generate savings in the Medicare program. The Health Reform Laws also modify certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste, including through new tools to address fraud and abuse.

It is likely that the Health Reform Laws will affect hospitals differently depending upon the populations they serve and their payor mix. Our target market of rural and community hospitals typically serve higher uninsured populations than larger urban hospitals and rely more heavily on Medicare and Medicaid for reimbursement. It remains to be seen whether the increase in the insured population for rural and community hospitals will be sufficient to offset proposed cuts in Medicare and Medicaid reimbursements contained in the Health Reform Laws.

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

As existing regulations mature and become better defined, we anticipate that these regulations will continue to directly affect certain of our products and services, but we cannot fully predict the effect at this time. We have taken steps to modify our products, services and internal practices as necessary to facilitate our compliance with the regulations, but there can be no assurance that we will be able to do so in a timely or complete manner. Achieving compliance with these regulations could be costly and distract management’s attention and divert other company resources, and any noncompliance by us could result in civil and criminal penalties.

The healthcare industry is heavily regulated at the local, state and national levels. Our failure to comply with regulatory requirements could create liability for us, result in adverse publicity and negatively affect our business.

The healthcare industry is heavily regulated and is constantly evolving due to the changing political, legislative and regulatory landscapes. In some instances, the impact of these regulations on our business is direct to the extent that we are subject to these laws and regulations ourselves. However, these regulations also impact our business indirectly as, in a number of circumstances, our solutions, devices and services must be capable of being used by our customers in a way that complies with those laws and regulations, even though we may not be directly regulated by the specific healthcare laws and regulations. There is a significant number of wide-ranging regulations, including regulations in the areas of healthcare fraud, e-prescribing, claims processing and transmission, medical devices, the security and privacy of patient data and interoperability standards, that may be directly or indirectly applicable to our operations and relationships or the business practices of our customers. Specific areas that are subject to increased regulation include, but are not limited to, the following:

Healthcare Fraud. Federal and state governments continue to enhance regulation of and increase their scrutiny over practices potentially involving healthcare fraud by healthcare providers whose services are reimbursed by Medicare, Medicaid and other government healthcare programs. Our healthcare provider customers are subject to laws and regulations regarding fraud and abuse that, among other things, prohibit the direct or indirect payment or receipt of any remuneration for patient referrals, or arranging for or recommending referrals or other business paid for in whole or in part by these federal or state healthcare programs. Federal enforcement personnel have substantial funding, powers and remedies to pursue suspected or perceived fraud and abuse. The effect of this government regulation on our customers is difficult to predict. Many of the regulations applicable to our customers and that may be applicable to us, including those relating to marketing incentives offered in connection with medical device sales, are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could broaden their applicability to us or require our customers to make changes in their operations or the way in which they deal with us. If such laws and regulations are determined to be applicable to us and if we fail to comply with any applicable laws and regulations, we could be subject to civil and criminal penalties, sanctions or other liability, including exclusion from government health programs, which could have a material adverse effect on our business, results of operations and financial condition. Even an unsuccessful challenge by a regulatory or prosecutorial authority of our activities could result in adverse publicity, could require a costly response from us and could adversely affect our business, results of operations and financial condition.

E-Prescribing. The use of our solutions by physicians for electronic prescribing, electronic routing of prescriptions to pharmacies and dispensing is governed by federal and state laws. States have differing regulations that govern the electronic transmission of certain prescription orders and prescription format requirements. Regulations implemented by the Centers for Medicare and Medicaid Services (“CMS”) related to “EPrescribing and the Prescription Drug Program” set forth standards for the transmission of electronic prescriptions. These standards are detailed and broad, and cover not only transactions between prescribers and dispensers for prescriptions, but also electronic eligibility, benefits inquiries and drug formulary and benefit coverage information. In general, regulations in this area can be burdensome and evolve regularly, meaning that any potential benefits to our customers from utilizing such solutions and services may be reversed by a newly-promulgated regulation that adversely affects our business model. Our efforts to provide solutions that enable our customers to comply with these regulations could be time consuming and expensive.

Claims Transmission. Our system electronically transmits medical claims by physicians to patients’ payors for immediate approval and reimbursement. In addition, we offer business management services that include the manual and electronic processing and submission of medical claims by physicians to patients’ payors for approval and reimbursement. Federal law provides that it is both a civil and a criminal violation for any person to submit, or cause to be submitted, a claim to any payor, including, without limitation, Medicare, Medicaid and all private health plans and managed care plans, seeking payment for any service or product that overbills or bills for items that have not been provided to the patient. We have in place policies and procedures that we believe assure that all claims that are transmitted by our system and through our services are accurate and complete, provided that the information given to us by our customers is also accurate and complete. If, however, we do not follow those procedures and policies, or they are not sufficient to prevent inaccurate claims from being submitted, we could be subject to substantial liability including, but not limited to, civil and criminal liability. Additionally, any such failure of our billing and collection services to comply with these laws and regulations could adversely affect demand for our services and could force us to expend significant capital, research and development, and other resources to address the failure.

In most cases where we are permitted to do so, we calculate charges for our billing and collection services based on a percentage of the collections that our customers receive as a result of our services. To the extent that violations or liability for violations of these laws and regulations require intent, it may be alleged that this percentage calculation provides us or our employees with incentive to commit or overlook fraud or abuse in connection with submission and payment of reimbursement claims. CMS has stated that it is concerned that percentage-based billing services may encourage billing companies to commit or to overlook fraudulent or abusive practices.

A portion of our business involves billing Medicare claims on behalf of its clients. In an effort to combat fraudulent Medicare claims, the federal government offers rewards for reporting of Medicare fraud which could encourage others to subject us to a charge of fraudulent claims, including charges that are ultimately provent to be without merit.

As discussed below, the HIPAA security and privacy standards also affect our claims transmission services, since those services must be structured and provided in a way that supports our customers’ HIPAA compliance obligations.

Regulation of Medical Devices. The United States Food and Drug Administration (the “FDA”) has determined that certain of our solutions, such as our ImageLink® product, are medical devices that are actively regulated under the Federal Food, Drug and Cosmetic Act, as amended. If other of our solutions are deemed to be actively regulated medical devices by the FDA, we could be subject to extensive requirements governing pre- and post-marketing activities including pre-market notification clearance. Complying with these medical device regulations is time consuming and expensive, and our marketing and other sales activities could be subject to unanticipated and significant delays. Further, it is possible that the FDA may become more active in regulating software and medical devices that are used in the healthcare industry. If we are unable to obtain the required regulatory approvals for any such software or medical devices, our short to long term business plans for these solutions or medical devices could be delayed or canceled and we could face FDA refusal to grant pre-market clearance or approval of products; withdrawal of existing clearances and approvals; fines, injunctions, or civil penalties; recalls or product corrections; production suspensions; and criminal prosecution. FDA regulation of our products could increase our operating costs, delay or prevent the marketing of new or existing products and adversely affect our revenue growth.

Security and Privacy of Patient Information. Federal, state and local laws regulate the confidentiality and security of patient records and the circumstances under which those records may be released. These regulations govern both the disclosure and use of confidential patient medical record information and require the users of such information to implement specified security and privacy measures. United States regulations currently in place governing electronic health data transmissions continue to evolve and are often unclear and difficult to apply.

In the United States, HIPAA regulations require national standards for some types of electronic health information transactions and the data elements used in those transactions, security standards to ensure the integrity and confidentiality of health information, and standards to protect the privacy of individually identifiable health information. Covered entities under HIPAA, which include healthcare organizations such as our customers, and our claims processing, transmission and submission services, are required to comply with the privacy standards, transaction regulations and security regulations. Moreover, HITECH and associated regulatory requirements extend many of the HIPAA obligations, formerly imposed only upon covered entities, to business associates as well. As a business associate of our customers who are covered entities, we were in most instances already contractually required to ensure compliance with the HIPAA regulations as they pertain to handling of covered customer data. However, the extension of these HIPAA obligations to business associates by law has created additional liability risks related to the privacy and security of individually identifiable health information.

Evolving HIPAA and HITECH-related laws or regulations could restrict the ability of our customers to obtain, use or disseminate patient information. This could adversely affect demand for our solutions and devices if they are not re-designed in a timely manner in order to meet the requirements of any new interpretations or regulations that seek to protect the privacy and security of patient data or enable our customers to execute new or modified healthcare transactions. We may need to expend additional capital, software development and other resources to modify our solutions to address these evolving data security and privacy issues. Furthermore, our failure to maintain the confidentiality of sensitive personal information in accordance with the applicable regulatory requirements could damage our reputation and expose us to breach of contract claims (although we contractually limit liability, when possible and where permitted), fines and penalties.

Federal and state statutes and regulations have granted broad enforcement powers to regulatory agencies to investigate and enforce compliance with these privacy and security laws and regulations. Federal and state enforcement personnel have substantial funding, powers and remedies to pursue suspected or perceived violations. If we fail to comply with any applicable laws or regulations, we could be subject to civil penalties, sanctions or other liability. Enforcement investigations, even if meritless, could have a negative impact on our reputation, cause us to lose existing customers or limit our ability to attract new customers.

Interoperability Standards. Our customers often require that our software solutions and services be interoperable with other third party healthcare information technology. Market forces or governmental or regulatory authorities could create interoperability standards that would apply to our software solutions or services, and if our software solutions or services are not consistent with those standards, we could be forced to incur substantial additional development costs to conform. The Certification Commission for Healthcare Information Technology (CCHIT) has developed a comprehensive set of criteria for the functionality, interoperability and security of various software modules in the healthcare information technology industry. CCHIT, however, continues to modify and refine those standards. During 2010, both our hospital and medical practice EHR solutions were certified by CCHIT as a complete EHR for purposes of achieving stage one of meaningful use of EHR. Maintaining CCHIT certification is becoming a competitive requirement, resulting in increased software development and administrative expense to conform to these standards.

ARRA Meaningful Use Program. Various federal and state government agencies are developing standards that could become mandatory for systems purchased by entities that are funded by these agencies. For example, the ARRA requires “meaningful use of certified electronic health record technology” by healthcare providers by 2015 in order to receive incentive payments. Regulations have been issued that identify standards and implementation specifications and establish the certification standards for qualifying EHR technology. Nevertheless, these standards and specifications are subject to interpretation by the entities designated to certify such technology, such as CCHIT. While a combination of our solutions has been certified as meeting the initial standards for certified health record technology, the regulatory standards to achieve certification will continue to evolve over time. We may incur increased development costs and delays in delivering solutions if we need to upgrade our software or healthcare devices to be in compliance with these varying and evolving standards. In addition, delays in interpreting these standards may result in postponement or cancellation of our customers’ decisions to purchase our software solutions. If our software solutions are not compliant with these evolving standards, our market position and sales could be impaired and we may have to invest significantly in changes to our software solution, although we do not expect such costs to be significant in relation to the overall development costs for our software solutions.

Standards for Submission of Healthcare Claims. CMS has mandated the use of new patient codes for reporting medical diagnosis and inpatient procedures, referred to as the ICD-10 codes. CMS is requiring all providers, payors, clearinghouses and billing services to utilize these ICD-10 codes when submitting claims for payment. ICD-10 codes will affect diagnosis and inpatient procedure coding for everyone covered by HIPAA, not just those who submit Medicare or Medicaid claims. Claims for services provided on or after October 1, 2013 must use ICD-10 codes for medical diagnosis and inpatient procedures or they will not be paid.

We do not anticipate significant remaining costs associated with implementing the use of the ICD-10 codes within our products and services. However, if our products and services do not accommodate CMS mandates at any future date, customers may cease to use those products and services that are not compliant and may choose alternative vendors and products that are compliant. This could adversely impact future revenues.

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

Volatility in and disruption to the global capital and credit markets and tightened lending standards may adversely affect our ability to access credit in the future, the cost of any credit obtained in the future, and the financial soundness of our customers and our business.

While the Company does not currently have any debt, ongoing volatility and disruption in the global capital and credit markets, tightened lending standards, reduced lending activity by financial institutions and decreased liquidity may adversely affect the availability, terms and cost of credit should we seek it in the future. Although we believe that our operating cash flow and financial assets will give us the ability to meet our financing needs for the foreseeable future, there can be no assurance that the continued or increased volatility and disruption in the global capital and credit markets will not impair our liquidity or increase the costs of any future borrowing.

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

Tightened lending standards and the absence of third-party credit has resulted in many of our hospital customers seeking financing arrangements from us to purchase our software systems and services. These financing arrangements impact our short-term operating cash flow and cash available. Should the requests for these financing arrangements continue or increase, our business could be negatively impacted by our inability to finance these arrangements. In addition, the absence of credit could negatively impact our existing financing receivables should our customers with financing arrangements be unable to meet their obligations.

Competition with companies that have greater financial, technical and marketing resources than we have could result in a loss of customers and/or a lowering of prices for our products, causing a decrease in our revenues and/or market share.

Our principal competitors are Meditech, Healthland and HMS. Meditech, Healthland and HMS compete with us directly in our target market of rural and community hospitals with 300 or fewer acute care beds. These companies offer products and services that are comparable to our system and are designed to address the needs of rural and community hospitals.

Our secondary competitors include McKesson Corporation, Quadramed Corp., Cerner Corporation, Quality Systems, Inc., Siemens Corporaiton, Prognosis Health Information Systems LLC, and Razor Insights, LLC. Most of these companies are significantly larger than we are, and they typically sell their products and services to larger hospitals outside of our target market. However, they sometimes compete directly with us. We also face competition from providers of practice management systems, general decision support and database systems and other segment-specific applications, as well as from healthcare technology consultants. Any of these companies, as well as other technology or healthcare companies, could decide at any time to specifically target hospitals within our target market.

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

The vast majority of our facilities and employees are located 30 miles north of the coast of the Gulf of Mexico. Our facilities are vulnerable to significant damage or destruction from hurricanes and tropical storms. We are also vulnerable to damage from other types of disasters, including tornadoes, fires, floods and similar events. If any disaster were to occur, our ability to conduct business at our facilities could be seriously impaired or completely destroyed. This would have adverse consequences for our customers who depend on us for system support or business management services. Also, the servers of customers who use our remote access services could be damaged or destroyed in any such disaster. This would have potentially devastating consequences to those customers. Although we have an emergency recovery plan, including back-up systems in remote locations, there can be no assurance that this plan will effectively prevent the interruption of our business due to a natural disaster. Furthermore, the insurance we maintain may not be adequate to cover our losses resulting from any natural disaster or other business interruption.

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

We are heavily dependent on the maintenance and protection of our intellectual property and we rely largely on a combination of confidentiality provisions in our customer agreements, employee nondisclosure agreements, trademark and trade secret laws and other measures to protect our intellectual property. Additionally, our software is not patented or copyrighted. Although we attempt to control access to our intellectual property, unauthorized persons may attempt to copy or otherwise use our intellectual property. There can be no assurance that the legal protections and precautions we take will be adequate to prevent misappropriation of our technology or that competitors will not independently develop technologies equivalent or superior to ours. Monitoring unauthorized use of our intellectual property is difficult, and the steps we have taken may not prevent unauthorized use. If our competitors gain access to our intellectual property, our competitive position in the industry could be damaged. An inability to compete effectively could cause us to lose existing and potential customers and experience lower revenues, revenue growth and profit margins. Third parties could obtain patents that may require us to negotiate licenses to conduct our business, and the required licenses may not be available on reasonable terms or at all. We also rely on nondisclosure agreements with certain employees, and we cannot be certain that these agreements will not be breached or that we will have adequate remedies for any breach.

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

We deliver Internet-based services and, accordingly, we are dependent on the maintenance of the Internet by third parties. The Internet infrastructure may be unable to support the demands placed on it and our performance may decrease if the Internet continues to experience its historic trend of expanding usage. Internet related problems may diminish Internet usage and availability of the Internet to us for transmittal of our Internet-based services. In addition, difficulties, outages, and delays by Internet service providers, online service providers and other web site operators may obstruct or diminish access to our web site by our customers resulting in a loss of potential or existing users of our services.

We may be subject to liability in the event we provide inaccurate claims data to payors.

We offer electronic claims submission services as part of our business management services. While we have implemented certain product features designed to maximize the accuracy and completeness of claims submissions, these features may not be sufficient to prevent inaccurate claims data from being submitted to payors. Should inaccurate claims data be submitted to payors, we may be subject to liability claims.

We are dependent on our license rights and products and other services from third parties, which may cause us to discontinue, delay or reduce product shipments.

We depend upon licenses for some of the technology used in our products as well as other products and services from third-party vendors. Most of these arrangements can be continued/renewed only by mutual consent and may be terminated for any number of reasons. We may not be able to continue using the technology, products or services made available to us under these arrangements on commercially reasonable terms or at all. As a result, we may have to discontinue, delay or reduce product shipments or services provided until we can obtain equivalent technology or services. Most of our third-party licenses are non-exclusive. Our competitors may obtain the right to use any of the business elements covered by these arrangements and use these elements to compete directly with us. In addition, if our vendors choose to discontinue providing their technology, products or services in the future or are unsuccessful in their continued research and development efforts, we may not be able to modify or adapt our own products.

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

Furthermore, the stock market in general, and the market for software, healthcare and high technology companies in particular, has experienced significant volatility in recent years that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of actual operating performance.

Moreover, in the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate campus is located on approximately 16.5 acres in Mobile, Alabama and includes approximately 135,500 square feet of office space. Our main campus headquarters building consists of approximately 66,000 square feet of office and warehouse space. We also have eleven additional smaller campus buildings consisting of approximately 6,000 square feet of office space each. Each of these smaller buildings is designed to accommodate a team of employees assigned to install and support a particular software application. We also occupy an additional campus building consisting of approximately 3,500 square feet of office space which houses our sales personnel. The Company also owns 11.3 acres of undeveloped real property adjacent to our corporate campus.

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

On January 1, 2007, we entered into a lease with Riverside Corporation to house a call center to support the growth of our business management services (now offered by our subsidiary, TruBridge). This building consists of approximately 10,000 square feet and is located in Lanett, Alabama.

On January 20, 2009, we entered into a lease agreement with Strauss Properties, LLC to house a call center to further support the growth of our business management services (now offered by our subsidiary, TruBridge). This lease consists of approximately 10,800 square feet of space and is located in Monroe, Louisiana.

On May 13, 2009, we entered into a lease agreement with USA Research and Technology Corporation for temporary office space to conduct training for newly hired support staff. It is anticipated that the lease for this space will be vacated sometime in 2013.

On September 14, 2009, we entered into a lease agreement with 3725 Airport Boulevard, LP to house the majority of our employees providing business management services (now offered by our subsidiary, TruBridge). This lease consists of approximately 32,240 square feet and is located in Mobile, Alabama, approximately 5 miles from our corporate campus location.

On February 1, 2010, we entered into a lease agreement with 3725 Airport Boulevard, LP to lease additional space for our employees providing business management services (now offered by our subsidiary, TruBridge). This lease consists of approximately 11,240 square feet and is located in Mobile, Alabama, approximately 5 miles from our corporate campus location.

On March 19, 2012, we entered into a lease agreement with Fairhope Group, LLC to lease additional space for our software services employees. This lease consists of approximately 45,020 square feet and is located in Fairhope, Alabama, approximately 30 miles from our corporate campus location.

We do not anticipate the need to lease additional office space in 2013, as we expect that our existing facilities will be sufficient to meet our needs until the end of 2013 and beyond.

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

Market for CPSI Common Stock

As of March 8, 2013, CPSI had 81 stockholders of record (which does not include the number of beneficial owners whose shares are held in “street” names by broker-dealers and other nominees who are the record holders) and 11,080,062 shares of common stock outstanding.

CPSI’s common stock is listed on the NASDAQ Global Select Market under the symbol “CPSI.” The following table sets forth, for the calendar quarters indicated, the high and low sales prices per share for CPSI’s common stock on the NASDAQ Global Select Market, and the cash dividends declared per share in each such quarter:

	High	Low	Dividends Declared Per Share
2012
First Quarter	$64.00	$50.58	$0.46
Second Quarter	61.90	51.64	0.46
Third Quarter	59.17	44.95	0.46
Fourth Quarter	56.03	46.76	0.46	(1)
2011
First Quarter	$64.39	$43.32	$0.36
Second Quarter	66.00	51.68	0.36
Third Quarter	79.06	56.78	0.36
Fourth Quarter	74.62	41.80	0.46

(1)	Excluded from the quarterly dividend declared per share in the fourth quarter of 2012 is the December 2012 declaration of a special, one-time dividend of $1.00 per share in anticipation of increased federal income tax rates on dividends beginning in 2013.

The last reported sales price of CPSI’s common stock as reported on the NASDAQ Global Select Market on March 8, 2013 was $52.77.

Dividends

During 2012, we paid a quarterly dividend in the amount of $0.46 per share, compared to $0.36 per share during 2011. Additionally, during 2012 our strong cash position allowed us to distribute the aforementioned special, one-time dividend of $1.00 per share and also resulted in the announcement on January 31, 2013 of a $0.05 increase in our quarterly dividend to $0.51 per share. We believe that paying dividends is an effective way of providing an investment return to our stockholders and a beneficial use of our cash. However, the declaration of dividends by CPSI is subject to the discretion of our Board of Directors. Our Board of Directors will take into account such matters as general business conditions, our financial results and such other factors as our Board of Directors may deem relevant.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands except for share and per share data)
INCOME DATA:
Total sales revenue	$183,309	$173,476	$153,247	$127,742	$119,664
Total costs of sales	102,648	94,065	88,863	74,483	66,443

Gross profit	80,661	79,411	64,384	53,259	53,221
Total operating expenses	39,384	38,116	35,287	29,890	29,510

Operating income	41,277	41,295	29,097	23,369	23,711
Total other income	721	667	674	728	940

Income before taxes	41,998	41,962	29,771	24,097	24,651
Income taxes	12,025	16,129	11,033	8,914	9,213

Net Income	$29,973	$25,833	$18,738	$15,183	$15,438

Net income per share—basic	$2.71	$2.34	$1.71	$1.39	$1.42

Net income per share—diluted	$2.71	$2.34	$1.71	$1.39	$1.42

Weighted average shares outstanding:
Basic	11,066,456	11,033,804	10,962,874	10,953,747	10,849,060
Diluted	11,066,456	11,033,804	10,962,874	10,955,167	10,867,669

	As of December 31,
	2012	2011	2010	2009	2008
BALANCE SHEET DATA
Cash and cash equivalents	$8,912	$6,664	$2,940	$4,387	$11,744
Working capital	32,486	37,498	35,135	34,426	33,223
Total assets	77,839	75,645	62,735	54,450	52,867
Total current liabilities	18,461	16,671	14,485	11,247	11,852
Total stockholders’ equity	57,202	57,384	46,464	42,691	40,559

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Background

CPSI was founded in 1979 and specializes in delivering comprehensive healthcare information systems and related services to rural and community hospitals. Our systems and services are designed to support the primary functional areas of a hospital and to enhance access to necessary financial and clinical information. Our comprehensive system enables healthcare providers to improve clinical, financial and administrative processes and outcomes. Our products and services provide solutions in key areas, including patient management, financial management, patient care and clinical, enterprise and office automation. In addition to servicing small to medium-sized hospitals, we provide information technology services to other related entities in the healthcare industry, such as nursing homes, home health agencies and physician clinics.

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

Our system currently is installed and operating in over 650 hospitals in 45 states and the District of Columbia. Our customers consist of rural and community hospitals with 300 or fewer acute care beds, with hospitals having 100 or fewer acute care beds comprising approximately 94% of our customers.

Management Overview

We primarily seek revenue growth through sales of healthcare information technology systems and related services to existing and new customers within our historic target market. Our strategy has produced consistent revenue growth over the long term, as reflected in five-and ten-year compounded annual growth rates in revenues of approximately 10.8% and 9.5%, respectively. Selling new and additional products and services to our existing customer base is an important part of CPSI’s future revenue growth. We believe that as our customer base grows, the demand for additional products and services, including business management services, will also continue to grow, supporting further increases in recurring revenues. We also expect to drive revenue growth from new product development that we may generate from our research and development activities.

In January 2013, we announced the formation of TruBridge, LLC (“TruBridge”), a wholly-owned subsidiary of CPSI. Initially, TruBridge will provide the business management, consulting and managed information technology services that have historically been provided by CPSI with the expectation of expanding both our service offerings and our footprint in this particular marketplace in the future. We expect this strategic initiative to allow us to more fully take advantage of the market opportunities in providing such services by facilitating the expansion of our target market to include the entire rural and community hospital market, no longer limiting the market for our services to hospitals where CPSI already serves as the primary information technology vendor.

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

As a result of the recent economic recession, continued economic uncertainty and tightened lending standards, hospitals have experienced reduced availability of third party credit and an overall reduction in their investment portfolios. In addition, healthcare organizations with a large dependency on Medicare and Medicaid populations, such as community based hospitals, have been impacted by the challenging financial condition of the federal government and many state governments and government programs. Accordingly, we recognize that prospective hospital customers often do not have the necessary capital to make investments in information technology. Additionally, in response to these challenges, hospitals have become more selective regarding where they invest capital, resulting in a focus on strategic spending that generates a return on their investment. Despite the current economic environment, we believe healthcare information technology is often viewed as more strategic to hospitals than other possible purchases because the technology offers the possibility of a quick return on investment. Information technology also plays an important role in healthcare by improving safety and efficiency and reducing cost. Additionally, we believe most hospitals recognize that they must invest in healthcare information technology to meet current and future regulatory, compliance and government reimbursement requirements.

We have experienced an increase in customers seeking financing arrangements from us over the past five years for system installations as a result of ongoing economic conditions and tightened lending standards, resulting in the majority of our new system installation customers seeking financing arrangements during 2012. Historically, we have made financing arrangements available to customers on a case-by-case basis depending upon various aspects of the proposed contract and customer attributes. These financing arrangements include short-term payment plans, longer-term lease financing through us or third-party financing companies, and Software as a Service (SaaS) arrangements. We intend to continue to work with prospective customers to provide for financing arrangements to purchase our systems so long as such arrangements do not adversely affect our financial position or liquidity. We believe that meeting the financial needs of community-based hospitals while allowing for the profitable expansion of our footprint in this market will remain both an opportunity and a challenge for us in the foreseeable future.

Despite the ongoing challenging economic conditions generally, including continued tightened lending standards, we have not experienced a decline in demand for our products and services and our collections of receivables remains consistent with historical trends.

American Recovery and Reinvestment Act of 2009

While the ongoing challenging economic conditions and tightened lending standards have impacted and could continue to impact the community hospitals that comprise our target market, we believe that the American Recovery and Reinvestment Act of 2009 (the “ARRA”) has increased and will continue to increase demand for healthcare information technology and will have a positive impact on our business prospects through 2015. The ARRA includes more than $19 billion in funding to aid healthcare organizations in modernizing their operations through the acquisition and wide-spread use of healthcare information technology. Included in the funding is approximately $17.2 billion in incentives through Medicare and Medicaid reimbursement systems to encourage and assist healthcare providers in adopting and using electronic health records (“EHRs”). These incentive payments began in 2011, but if an eligible healthcare provider does not begin to demonstrate meaningful use of EHRs by October 1, 2015, then reimbursement under Medicare will begin to be reduced. Our hospital customers began receiving these incentive payments under the ARRA in 2011. As of March 8, 2013, approximately 273 of our hospital customers had received payments for EHR adoption totaling more than $277 million.

We have been focused on ensuring that we take the necessary steps to meet the needs of rural and community hospitals to help them gain access to the incentives made available under the ARRA. Primary among those steps was ensuring that our technology meets the ARRA’s EHR certification requirements. During 2010, both our hospital and medical practice EHR solutions were certified as a complete EHR by CCHIT®. Receiving this certification for both our hospital and medical practice EHR products ensures that both hospitals and providers using our EHR systems can attain “meaningful use” of EHRs and qualify for certain EHR incentives. According to data reported by the Office of the National Coordinator for Health IT, along with the Center for Medicare and Medicaid Services, as of October 2012 CPSI is second among all vendors in terms of successful hospital attestations for complete EHR systems. As a result of our obtaining this certification and our track record with our hospital customers successfully achieving meaningful use, the ARRA has had and should continue to have a positive impact on our business and the businesses of the community hospitals that comprise our target market.

Health Care Reform

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, collectively referred to as the “Health Reform Laws.” This sweeping legislation implements changes to the healthcare and health insurance industries from 2010 through 2015, with the ultimate goal of requiring substantially all U.S. citizens and legal residents to have qualifying health insurance coverage by 2014 and providing the means by which it will be made available to them. We anticipate that the Health Reform Laws will have little direct impact on our internal operation but may have a significant impact on the businesses of our hospital customers once fully in effect. We have not been able to determine at this point whether the impact will be positive, negative or neutral; however, it is likely that the Health Reform Laws will affect hospitals differently depending upon the populations they service. Rural and community hospitals typically service higher uninsured populations than larger urban hospitals and rely more heavily on Medicare and Medicaid for reimbursement. It remains to be seen whether the increase in the insured populations for rural and community hospitals, as well as the increase in Medicare and Medicaid reimbursements under ARRA for hospitals that implement EHR technology, will be enough to offset proposed cuts in Medicare and Medicaid reimbursements contained in the Health Reform Laws.

We believe healthcare initiatives will continue during the foreseeable future. If adopted, some aspects of previously proposed reforms, such as further reductions in Medicare and Medicaid payments, could adversely affect the businesses of our customers and thereby harm our business.

Deficit Reduction/Sequestration

President Obama signed legislation on August 2, 2011, the Budget Control Act of 2011, to increase the U.S. debt ceiling. This legislation mandates significant cuts in federal spending over the next decade, as the special bipartisan Congressional committee appointed under the legislation failed to take any action on deficit reduction. Although Medicaid is specifically exempted from the federal spending cuts mandated by the legislation, it calls for a reduction of up to 2% in federal Medicare spending, all of which will be achieved by reduced reimbursements to healthcare providers. With the passage of the American Taxpayer Relief Act of 2012, the reduced reimbursements provided for under the Budget Control Act took effect starting in March 2013. As our hospital customers rely heavily on reimbursements from Medicare to fund their operations, the anticipated reduction in reimbursement rates, although capped at 2%, could negatively affect the businesses of our customers and our business.

2012 Financial Overview

Our gross revenues increased 5.7%, while our net income increased 16.0%. The disproportionate increase in net income versus gross revenues is due to a 25% decrease in income tax expense as, during 2012, we recognized significant provision-to-return adjustments related to prior years’ Domestic Production Activities Deduction (“DPAD”) amounts. Despite the increase in net income, cash flow from operations decreased 4.0% due primarily to significant increases in our financing receivables. We continued to experience increased levels of customers seeking financing arrangements for system installations during the year due to continued challenging economic conditions and unavailability of third-party credit. Additionally, as our new system installation customer base expects significant future cash inflows in the form of EHR incentive payments, we have experienced a significant demand for financing arrangements allowing new system installation customers to minimize the near-term impact on their current cash resources. As a result, we have experienced a significant increase in financing arrangements that allow customers to utilize anticipated cash inflows under the EHR incentive programs in satisfaction of their principal obligation in purchasing our EHR solution. These customers have opted for payment terms that result in the full satisfaction of principal within a timeframe consistent with that of our historical financing arrangements. We will continue to grant financing arrangements to customers on a case-by-case basis depending upon various aspects of the proposed contract and customer attributes.

Despite the decrease in cash flow from operations during the year, we paid a special, one-time dividend of approximately $11.1 million ($1.00 per share) during December 2012 in anticipation of a significant increase in tax rates on dividends beginning in 2013. This dividend, which was in addition to our standard quarterly dividend, was partially funded by the liquidation of $7.0 million of our investment portfolio. We have maintained a strong cash position that we believe is sufficient to meet our operating requirements. We believe that a strong cash position enables us to compete better in the marketplace and maintain the quality of our customer service and product offerings.

At the beginning of 2012, we began including language in certain of our customer license agreements that more evenly matches customers’ anticipated cash inflows under the EHR incentive program with the necessary cash outflows for purchasing our EHR solution (“Extended Meaningful Use Installment Plans”). Under these arrangements, customers are required to remit to us incentive payments (not to exceed the remaining balance under the arrangement) received for adoption of qualifying EHRs upon receipt of such funds, with only nominal payments required until the customer’s receipt of such incentive payments. If no such incentive payments are received by the customer or if such payments are not sufficient to pay the remaining balance under the arrangement, payments continue at contracted nominal amounts until the balance of the contract price is paid in full. EHR incentive payments aside, these nominal payment amounts would result in the overall duration of the payment periods significantly exceeding that of our historical financing arrangements. As a result, revenue from these arrangements is recognized as the amounts become due. As of December 31, 2012, we have accumulated unrecognized revenue of $7.1 million to be recognized as the amounts become due under these contracts. Of the customers contributing to the $7.1 million in accumulated unrecognized revenue as of December 31, 2012, more than half have attested to stage one of meaningful use as of March 8, 2013, with each of those customers attesting to stage one having already received related Medicaid incentive payments. Medicare payments, which are typically significantly larger than the related Medicaid payments, are still pending for most of these customers. Our experience suggests an average time from successful attestation in stage one to receipt of funds from Medicare under the EHR incentive program of approximately six weeks. Overall with respect to these contracts, we typically experience a timeframe of 6 to 12 months from the date of installation to receipt of funds under the EHR incentive program. The final new system installation under an Extended Meaningful Use Installment Plan was performed during the fourth quarter of 2012, and the Company does not expect to offer such payment terms going forward. As a result, aside from the anticipated recognition of the $7.1 million of accumulated unrecognized revenue as of December 31, 2012, we do not expect Extended Meaningful Use Installment Plans to have a significant impact on our future financial statements. Although we do not expect to offer Extended Meaningful Use Installment Plans going forward, we expect the trend towards increased financing arrangements to continue for the next few years. However, the overall payment period durations of future financing arrangements are expected to be consistent with that of our historical financing arrangements, resulting in revenue from future financing arrangements being recognized upon installation of our EHR solution.

Revenues

The Company allocates revenue to its multiple element arrangements, including software and software-related services based on a hierarchy of evidence to support selling prices in accordance with generally accepted accounting principles. Revenue from general support agreements for post-contract support services (support and maintenance) and information technology management and consulting services are recognized by the Company ratably over the term of the agreement.

System Sales. Revenues from system sales are derived from the sale of information systems (including software, conversion and installation services, hardware and peripherals) to new customers and from the sale of new or additional products to existing customers. We do not record revenue upon the execution of a sales contract. Revenue from the sale of the software perpetual license and the system installation and training is recognized on a module-by-module basis after the installation and training have been completed and the system is functioning as designed for each individual module. Revenue from the sale of hardware is recognized upon shipment of the hardware to the customer.

Support and Maintenance. We also derive revenues from the provision of system support services, including software application support, hardware maintenance, continuing education and related services, and sales of forms and supplies. Support services are provided pursuant to a support agreement under which we provide comprehensive system support and related services in exchange for a monthly fee based on the services provided. The initial term of these contracts ranges from one to seven years, with a typical duration of five years. Upon expiration of the initial term, these contracts renew automatically on a year-to-year basis thereafter until terminated. Revenues from support services are recognized in the month when these services are performed.

We provide our products to some customers utilizing the “Software as a Service” model, or “SaaS.” We provide SaaS services on a remote access basis by storing and maintaining servers at our headquarters which contain customers’ patient and administrative data. These customers then access this data remotely in exchange for a monthly fee. In addition, as part of our total information solution, we serve as an Internet service provider, or “ISP,” for some of our customers for a monthly fee. We also provide web site design, hosting services, and other information technology management and professional services if needed. Revenues from our SaaS and ISP services are recognized in the month when these services are performed.

Business Management Services. Our business management services include electronic billing, statement processing, payroll processing and business office management (primarily accounts receivable management and private pay services). Most of these business management services are sold pursuant to one-year customer agreements, with automatic one year renewals until terminated. Revenues from business management services are recognized when these services are performed.

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

Our employees that perform system installations also provide support and maintenance services. We allocate their time equally between the two functions to provide them with an equal amount of time at home providing support services versus travelling away from home performing system installations. As such, salary related expenses are allocated between cost of system sales and cost of support and maintenance services based upon an estimate of the percentage of time employees spend performing each function. We had 652 software installation and support employees as of December 31, 2012 compared to 572 as of December 31, 2011.

Supplies and forms represent an additional cost associated with our support and maintenance services. These costs are expensed as incurred.

Business Management Services. The principal cost related to our statement processing services is postage. The principal costs related to our electronic billing, payroll processing and business office management services are employee related expenses, such as salaries and benefits, and long distance telecommunication fees.

Results of Operations

The following table sets forth certain items included in our results of operations for each of the three years in the period ended December 31, 2012, expressed as a percentage of our total revenues for these periods (dollar amounts in thousands):

	Year ended December 31,
	2012		2011		2010
	Amount	% Revenues	Amount	% Revenues	Amount	% Revenues
INCOME DATA:
Sales revenues:
System sales	$72,553	39.6%	$70,644	40.7%	$61,253	40.0%
Support and maintenance	73,026	39.8%	67,557	38.9%	59,259	38.7%
Business management services	37,730	20.6%	35,275	20.3%	32,735	21.4%

Total sales revenues	183,309	100.0%	173,476	100.0%	153,247	100.0%
Costs of sales:
System sales	49,019	26.7%	47,603	27.4%	46,801	30.6%
Support and maintenance	31,119	17.0%	27,239	15.7%	23,923	15.6%
Business management services	22,510	12.3%	19,223	11.1%	18,139	11.8%

Total costs of sales	102,648	56.0%	94,065	54.2%	88,863	58.0%

Gross profit	80,661	44.0%	79,411	45.8%	64,384	42.0%
Operating expenses:
Sales and marketing	14,290	7.8%	13,413	7.8%	11,605	7.7%
General and administrative	25,094	13.7%	24,703	14.2%	23,682	15.5%

Total operating expenses	39,384	21.5%	38,116	22.0%	35,287	23.0%

Operating income	41,277	22.5%	41,295	23.8%	29,097	19.0%
Other income:
Interest income	721	0.4%	667	0.4%	674	0.4%

Total other income	721	0.4%	667	0.4%	674	0.4%

Income before taxes	41,998	22.9%	41,962	24.2%	29,771	19.4%
Income taxes	12,025	6.6%	16,129	9.3%	11,033	7.2%

Net income	$29,973	16.3%	$25,833	14.9%	$18,738	12.2%

2012 Compared to 2011

Revenues. Total revenues increased by 5.7%, or $9.8 million. This was largely attributable to an increase in support and maintenance revenues and business management services revenues due to a larger customer base and increased applications within that customer base requiring support and maintenance services, as well as increased demand and market acceptance of our IT managed services.

System sales revenues increased by 2.7%, or $1.9 million. We completed financial and patient software system installations at 34 new hospital clients in 2012 (10 of which were under Extended Meaningful Use Installment Plans), compared to 17 new hospital clients in 2011 (none of which were under Extended Meaningful Use Installment Plans). System sales to existing customers accounted for 64.1% of our revenues during 2012 compared to 75.4% in 2011. During 2012, the Company installed systems under Extended Meaningful Use Installment Plans for which a substantial majority of the consideration will not be received or revenue recognized until the customers successfully achieve “meaningful use” designation and receive related stage one ARRA incentive payments, resulting in net unrecognized revenue of $7.1 million accumulated during 2012 to be recognized in future periods as the amounts become due and payable. The Company recognized $3.6 million of revenue during 2012 for previously installed Software as a Service (“SaaS”) arrangements that were converted to perpetual license arrangements.

Support and maintenance revenues increased by 8.1%, or $5.5 million. This increase was attributable to an increase in recurring revenues as a result of a larger customer base, an increase in support service fees for add-on business sold to existing customers, increases in support rates from contractually agreed upon Consumer Price Index (“CPI”) rate increases and the addition of IT managed services to our suite of service offerings. Specifically, from 2011 to 2012 support service fees increased by 7.9%, or $4.7 million, and SaaS, hosting and other fees decreased by 27.0%, or $1.9 million. IT managed services, which was a new service offering beginning in the third quarter of 2011, resulted in revenues of $3.3 million in 2012 compared to $0.7 million in 2011.

Business management services revenues increased by 7.0%, or $2.5 million. We experienced this increase in business management services revenues primarily as a result in customer demand for accounts receivable management, revenue cycle management, private pay and claims eligibility services.

Costs of Sales. Total costs of sales increased by 9.1%, or $8.6 million. As a percentage of revenues, costs of sales increased slightly from 54.2% to 56.0%.

Costs of systems sales increased 3.0%, or $1.4 million. This increase is mostly attributable to increases in travel costs and payroll and related expenses. Travel costs increased 21.6%, or $2.3 million, as a result of the increased activity in new system installations. Payroll and related expenses increased 4.0%, or $1.0 million, due to moderate increases in the related headcount necessary to successfully accomplish the increased installation workload. These increases were partially offset by a 19.4%, or $1.7 million, decrease in cost of equipment due largely to a 27% decrease in equipment sales. During 2011, we experienced an unusually high number of equipment sales to existing customers and related cost of equipment due to the Company’s migration to a new operating platform, which required many customers to upgrade existing hardware to support the new platform. The gross margin on system sales remained relatively flat, decreasing slightly from 32.6% in 2011 to 32.4% in 2012. This is despite the prevalence of Extended Meaningful Use Installment Plans in the Company’s 2012 new system implementations, which comprised nearly one third of all new system installations for 2012. Under these arrangements, the Company recognizes all non-equipment expenses as the installations occur but will not recognize the related revenue until the customers successfully achieve “meaningful use” designation and receive related ARRA incentive payments. Excluding the effects of the unrecognized revenue noted above and the deferral of the related cost of equipment, the adjusted gross margin on system sales (as hereinafter defined in the “Non-GAAP Financial Measures” section below) increased to 37.8% in 2012. The table below summarizes the major components of costs of system sales as a percentage of system sales revenues:

	Year Ended December 31,
	2012	2011
Payroll and related expenses	34.5%	34.1%
Travel expenses	17.7%	14.9%
Cost of equipment	9.7%	12.4%

If the Company had recognized the $7.1 million of unrecognized revenue accumulated during 2012 from Extended Meaningful Use Installment Plans, payroll and related expenses, travel expenses, and adjusted cost of equipment (as hereinafter defined in the “Non-GAAP Financial Measures” section below) would represent 31.4%, 16.1%, and 9.5%, respectively, of adjusted system sales (as hereinafter defined in the Non-GAAP

Financial Measures” section below) for 2012. Please see the tables set forth below under the caption “Non-GAAP Financial Measures” for a reconciliation of each of these non-GAAP financial measures to the comparable financial measure determined in accordance with GAAP.

Cost of support and maintenance increased 14.3%, or $3.9 million, due entirely to an increase in payroll and related costs of 16.3%, or $3.9 million. The increase in payroll and related costs was driven by the addition of personnel to provide IT managed services, which was a new service offering beginning in the third quarter of 2011. The gross margin on support and maintenance decreased from 59.7% in 2011 to 57.4% in 2012, as our IT managed services offering has yet to achieve the economies of scale that currently benefit the remainder of our support and maintenance services mix.

Our costs associated with business management services increased 17.1%, or $3.3 million, due primarily to an increase in payroll and related costs. The gross margin on business management services decreased to 40.3% in 2012 from 45.5% in 2011 due to the disproportionate increase in payroll and related costs versus revenues. Payroll and related expenses increased 22.6%, or $2.5 million, as a result of adding more employees in order to support and develop our growing customer base. Similarly, temporary labor expenses increased 26.8%, or $0.2 million.

Sales and Marketing Expenses. Sales and marketing expenses increased 6.5%, or $0.9 million. The increase was attributable to increased sales commission expense and increased salaries as a result of additional personnel.

General and Administrative Expenses. General and administrative expenses increased 1.6%, or $0.4 million. Group health insurance expense increased 16.4%, or $1.1 million, due to the combined factors of increased overall headcount and continuing increases in healthcare costs. Expenses resulting from our annual national user group conference and various regional or application-specific user group meetings hosted during 2012 increased $0.8 million due to an increase in the number of such meetings and more costly host locations in 2012 than in 2011. Depreciation expense increased $0.7 million as a result of our acquisition of our corporate campus in Mobile, Alabama during December 2011. These increases were mostly offset by a $1.5 million decrease in rent expense related to the aforementioned campus acquisition during December 2011 and a $0.9 million decrease in bad debt expense. Bad debt expense in 2011 was significantly higher than historical trends as several customers declared bankruptcy during the second quarter of 2011 and we increased reserves for specific customers with which we had experienced collection problems.

As a result of the foregoing factors, income before taxes remained unchanged at $42.0 million during both 2012 and 2011.

Income Taxes. Our effective income tax rate for the years ended December 31, 2012 and 2011was 28.6% and 38.4%, respectively. The significant decrease in our effective income tax rate was primarily due to favorable provision-to-return adjustments related to differences between the DPAD reported on the 2011 federal income tax returns and amounts previously estimated, as well as the estimated additional net federal tax benefit to be realized by the Company upon amending federal income tax returns for all open years for revised DPAD amounts. The federal research and development tax credit expired effective December 31, 2011, but was retroactively extended for amounts incurred from January 1, 2012 through December 31, 2013, when the American Taxpayer Relief Act of 2012 (“ATRA”) was signed into law in January 2013. As the ATRA was signed into law during the first quarter of 2013, no tax benefit from these potential credits has been recorded for 2012. However, our effective tax rate for the first quarter of 2013 will include a tax benefit from federal research and development tax credits attributable to the entire 2012 fiscal year and the first quarter of 2013. Excluding the impact of the 2012 federal research and development tax credits to be recorded during 2013, we anticipate our effective income tax rate to be 36.0% for the year ended December 31, 2013.

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

General and Administrative Expenses. General and administrative expenses increased 4.3%, or $1.0 million. Bad debt expense increased $0.4 million, as the Company changed its calculation of allowance for bad debt in order to better reflect historical experience. Depreciation expense increased 48.1%, or $0.6 million, as the result of a full year of depreciation of our new business management services facility and the depreciation of our corporate headquarters facility, which we purchased on December 13, 2011. Group health insurance expense decreased slightly by $0.2 million during 2011 as the result of positive claims experience. Expenses related to our national customer user group decreased by $0.5 million due to our hosting of this group’s annual convention in Mobile, Alabama in 2011 rather than in Chicago, Illinois in 2010.

As a result of the foregoing factors, income before taxes increased by 40.9%, or $12.2 million.

Income Taxes. Our effective income tax rate for the years ended December 31, 2011 and 2010 was 38.4% and 37.1%, respectively. We utilized research and development tax credits to lower our effective tax rate in 2011 and 2010.

Liquidity and Capital Resources

As of December 31, 2012, we had $8.9 million in cash and cash equivalents and $10.7 million in investments. Management believes that cash and investments plus cash generated from our normal operating activities should be adequate to fund our business through the remainder of 2013. Our principal source of liquidity has been cash provided by operating activities. Cash provided by operating activities has been used primarily to fund the growth in our business and return cash to our shareholders in the form of dividends. Because of our cash position, our Board of Directors decided to begin paying a quarterly dividend in 2003. We declared and paid dividends in the aggregate amount of $31.4 million in 2012 (including a special, one-time dividend of approximately $11.1 million during December 2012 in anticipation of a significant increase in tax rates on dividends beginning in 2013), $15.9 million in 2011 and $15.8 million in 2010. We believe that paying dividends is an effective way of providing an investment return to our stockholders and a beneficial use of our cash. However, the declaration of dividends by CPSI is subject to the discretion of our Board of Directors. Our Board of Directors will continue to take into account such matters as general business conditions, our financial results and such other factors as our Board of Directors may deem relevant.

Net cash provided by operating activities totaled $32.2 million, $33.5 million and $19.6 million for 2012, 2011 and 2010, respectively. The slight decrease in net cash provided by operating activities in 2012 is despite a 16.0% increase in net income from 2011 to 2012, due primarily to significant increases in our financing receivables. We continued to experience increased levels of customers seeking financing arrangements for system installations during the year due to continued challenging economic conditions, unavailability of third-party credit, and the increasing preference by our new system installation customers to minimize the near-term impact that purchasing our system will have on their current cash resources. We expect this trend of increased levels of customers seeking financing arrangements for system installations to continue during the next twelve months, resulting in further increases in our financing receivables. The expected increase in financing receivables, although offset by periodic collections of previously outstanding amounts, could negatively impact our net cash provided by operating activities.

During 2012, investing activities provided net cash of $1.5 million, compared to net cash used in investing activities of $14.0 million and $5.3 million for 2011 and 2010, respectively. In 2012, we purchased $4.4 million of property and equipment, a significant decrease from the $10.8 million in such capital expenditures in 2011. Of the $10.8 million in capital expenditures in 2011, $9.5 million related to the purchase of our corporate headquarters which we had previously been leasing. We experienced a return to more historical levels of capital expenditures in 2012. Purchases of investments decreased from $3.2 million in 2011 to $1.2 million in 2012 as the cash outflows necessary to install systems under Extended Meaningful Use Installment Plans reduced the excess cash available for investment. Additionally, we liquidated $7.0 million of our investment portfolio in December 2012 to partially fund the aforementioned one-time, special dividend of $11.1 million. For 2013, we anticipate the need for approximately $2.2 million in capital expenditures.

Net cash used in financing activities totaled $31.4 million, $15.8 million and $15.8 million for 2012, 2011 and 2010, respectively. We declared and paid dividends in the aggregate amount of $31.4 million (including the aforementioned one-time, special dividend of $11.1 million), $15.9 million and $15.8 million during 2012, 2011 and 2010, respectively.

Our days sales outstanding, which represents the average collection time for accounts receivable, for the years 2012, 2011 and 2010 were 39, 45, and 60 days, respectively.

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

Non-GAAP Financial Measures

We have included in the discussion under the caption “2012 Compared to 2011” above financial measures that were not prepared in accordance with GAAP. Any analysis of non-GAAP financial measures should be made only in conjunction with results presented in accordance with GAAP. Below, we define each of these non-GAAP financial measures, provide a reconciliation of each non-GAAP financial measure to the most directly comparable financial measure calculated in accordance with GAAP, and discuss the reasons that we believe this information is useful to management and may be useful to investors.

We use the non-GAAP financial measures “adjusted gross margin on system sales,” “adjusted cost of equipment,” and “adjusted system sales.” Management believes these non-GAAP financial measures provide our Board of Directors, investors, potential investors, securities analysts and others with useful information to evaluate our performance because they exclude the impact of unrecognized revenue, recognized revenue and related deferral of cost of equipment resulting from our use of Extended Meaningful Use Installment Plans. Extended Meaningful Use Installment Plans were new to the Company in 2012, resulting in the Company not having sufficient experience with comparable arrangements to establish evidence of a standard business practice of historically collecting under the original payment terms of such contracts without making concessions. As a result, the provisions of the Software topic and Revenue Recognition subtopic of the Financial Accounting Standards Board Accounting Standards Codification result in a conclusion that the fee is not fixed or determinable and, as a result, the revenue is to be recognized as the amounts become due. Because the timing of our recognition of revenue under Extended Meaningful Use Installment Plans is not related to any remaining obligation on the part of the Company, the Company and our Board of Directors use these non-GAAP financial measures to evaluate our performance relative to other periods. We believe that the most directly comparable GAAP measures to adjusted gross margin on system sales, adjusted cost of equipment, and adjusted system sales are gross margin on system sales, cost of equipment, and system sales, respectively. Set forth below are reconciliations of adjusted gross margin on system sales, adjusted cost of equipment, and adjusted system sales to the comparable financial measures calculated in accordance with GAAP (dollar amounts in thousands):

Adjusted Gross Margin on System Sales

	Year ended December 31,
	2012	2011
Gross margin on system sales	$23,534	$23,041
Add: Unrecognized revenue accumulated related to Extended Meaningful Use Installment Plans	12,581	—
Less: Revenue recognized related to Extended Meaningful Use Installment Plans	(5,524)	—
Less: Deferred cost of equipment related to Extended Meaningful Use Installment Plans	(983)	—
Add: Amortization of deferred cost of equipment related to Extended Meaningful Use Installment Plans	462	—

Adjusted gross margin on system sales	$30,070	$23,041

Adjusted Cost of Equipment

	Year ended December 31,
	2012	2011
Cost of equipment	$7,055	$8,763
Add: Deferred cost of equipment related to Extended Meaningful Use Installment Plans	983	—
Less: Amortization of deferred cost of equipment related to Extended Meaningful Use Installment Plans	(462)	—

Adjusted cost of equipment	$7,576	$8,763

Adjusted System Sales

	Year ended December 31,
	2012	2011
System sales	$72,553	$70,644
Add: Unrecognized revenue accumulated related to Extended Meaningful Use Installment Plans	12,581	—
Less: Revenue recognized related to Extended Meaningful Use Installment Plans	(5,524)	—

Adjusted system sales	$79,610	$70,644

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

Contractual Obligations

Our real estate leases are the only material contractual obligations requiring payments in the future. Our payments under these leases subsequent to December 31, 2012, are set forth below:

	Payment due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$4,572,205	$639,032	$1,162,672	$622,401	$2,148,100

The table above excludes any amounts related to the $744,705 of unrecognized tax benefit as the Company cannot make a reasonably reliable estimate of the periods of cash settlements with the respective taxing authorities. See Note 5 to the financial statements for additional information.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2012. As of December 31, 2011, our only off-balance sheet arrangement, as defined by Item 303(a)(4) of SEC Regulation S-K, consisted of our guarantee of certain lease obligations of Solis Healthcare, LP (“Solis Healthcare”) to Winthrop Resources Corporation (“Winthrop”) under a lease agreement. Solis Healthcare purchased a software system from the Company and then entered into a sale-leaseback transaction with Winthrop in the first quarter of 2008. We provided this guarantee in order to facilitate Solis Healthcare in leasing the new system. During May 2012, all amounts outstanding under the lease were paid in full, resulting in the termination of our obligations under the guarantee.

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

Revenue Recognition. We generate revenue from the following sources:

•	The sale of information systems, which includes software licenses, conversion and installation services, hardware and peripherals;

•

The provision of system support services, which includes software application support, hardware maintenance, continuing education, Software as a Service (or “SaaS”) products, Internet service provider (“ISP”) products, consulting and managed information technology services, forms and supplies; and

•	The provision of business management services, which includes electronic billing, statement processing, payroll processing, accounts receivable management, contract management and insurance services.

We recognize revenue in accordance with the accounting principles required by the Software topic and Revenue Recognition subtopic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”) and those prescribed by the SEC, as well as the accounting principles relevant to multiple-element arrangements in the Revenue Recognition topic and Multiple-Element Arrangments subtopic of the Codification. These standards require that four basic criteria must be met before revenues can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. The recognition of revenue pursuant to these criteria involves estimates and judgments regarding:

1)	The allocation of total arrangement consideration to the various elements of our multiple-element arrangements, including, for certain elements, estimates and judgments regarding vendor-specific objective evidence (“VSOE”) of fair value, which we base on either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately. VSOE calculations are updated and reviewed regularly depending on the nature of the product or service. We base VSOE for the related undelivered elements on either renewals or stand-alone sales as appropriate.

2)	Our determination that total fees for our products and services are fixed or determinable, which we base on signed contracts and orders.

3)	Our assessment that collection of amounts due is reasonably assured, which we base on our standard payment terms and collection history.

Risks associated with these estimates and judgments and the effects thereof include: (1) if VSOE of fair value of any undelivered element does not exist, all revenue is deferred until VSOE of fair value of the undelivered element is established or the element has been delivered and (2) if the fees are not fixed or determinable, or if collection is not reasonably assured, then the revenue recognized in various periods will be less than amounts that would have been otherwise recognizable using the residual method provided under the Codification. See Note 2 to the financial statements for further discussion of our revenue recognition policies.

Although we believe that our approach to estimates and judgments regarding revenue recognition is reasonable, actual results could differ and we may be exposed to increases or decreases in revenue that could be material.

Allowance for Doubtful Accounts. Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The collectability of trade receivable balances is regularly evaluated based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns, resulting in the establishment of general reserves. Additionally, if it is determined that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material events impacting its business, a specific reserve for bad debt is recorded to reduce the related receivable to the amount expected to be recovered.

Although we believe that our approach to estimates and judgments regarding our allowance for doubtful accounts is reasonable, actual results could differ and we may be exposed to increases or decreases in required reserves that could be material.

Allowance for Credit Losses. The Company leases its information and patient care systems to certain healthcare providers under sales-type leases. The Company establishes an allowance for credit losses for these financing receivables based on the historical level of customer defaults under such financing arrangements. Additionally, if it is determined that a customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing or other material event impacting its business, a specific reserve is recorded to reduce the related receivable to the amount expected to be recovered. Reference is made to Note 8 to the financial statements for further information about our financing receivables.

Although we believe that that our approach to estimates and judgments regarding our allowance for credit losses is reasonable, actual results could differ and we may be exposed to increases or decreases in required reserves that could be material.

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

Backlog

Backlog consists of revenues we reasonably expect to recognize over the next twelve months under existing contracts. The revenues to be recognized may relate to a combination of one-time fees for system sales, and recurring fees for support, business management, SaaS and ISP services. As of December 31, 2012, we had a twelve-month backlog of approximately $42 million in connection with non-recurring system purchases and approximately $107 million in connection with recurring payments under support, business management and SaaS contracts. The backlog amounts exclude amounts to be recognized in subsequent periods related to Extended Meaningful Use Installment Plans. Our backlog increase is the result of new contracts signed in 2012 to be installed in 2013, as well as an increase in our customer base for recurring business.

Quantitative and Qualitative Disclosures about Market and Interest Rate Risk

Our exposure to market risk relates primarily to the potential change in the value of our investment portfolio as a result of fluctuations in interest rates. The primary purpose of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk of loss. As of December 31, 2012, our investment portfolio consisted of a variety of financial instruments, including, but not limited to, money market securities and high quality government and corporate obligations. It is our intent to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk, and reinvestment risk. We do not hold financial instruments for trading or other speculative purposes. The securities in our investment portfolio are classified as available-for-sale and, consequently, are recorded on our balance sheet as a current asset at fair market value with their unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

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

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of December 31, 2012 and 2011.

			Weighted Average
	Aggregate Fair Value		Interest Rate
	2012	2011	2012	2011
Cash and Cash Equivalents:
Cash and cash equivalents	$8,912,457	$6,664,482	0.00%	0.00%
Short-Term Investments:(1)
Accrued income	$57,507	$102,510	0.00%	0.00%
Money market funds	391,913	1,474,680	0.14%	0.19%
Obligations of the U.S. Treasury, U.S government corporations and agencies	1,448,433	3,865,906	0.45%	0.77%
Corporate debt securities	2,579,992	4,302,715	3.83%	4.33%

Total short-term investments	$4,477,845	$9,745,811

Long-Term Investments:(2)
Obligations of the U.S. Treasury, U.S government corporations and agencies	$933,346	$2,089,984	1.10%	1.74%
Mortgage backed securities	95,604	102,832	1.75%	2.00%
Corporate debt securities	5,167,814	4,548,061	2.68%	3.36%

Total long-term investments	$6,196,764	$6,740,877

(1)	Reflects instruments with a contractual maturity of less than one year.
(2)	Reflects instruments with a contractual maturity of one year or more.

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

Management assessed the effectiveness of CPSI’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management believes that CPSI maintained effective internal control over financial reporting as of December 31, 2012.

The independent registered public accounting firm, Grant Thornton LLP, has audited the financial statements as of and for the year ended December 31, 2012, and has also issued its report on the effectiveness of the Company’s internal control over financial reporting included in this report on page 57.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Computer Programs and Systems, Inc.:

We have audited the accompanying balance sheets of Computer Programs and Systems, Inc. (a Delaware corporation) as of December 31, 2012 and 2011, and the related statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits of the basic financial statements included an audit of the financial statement schedule listed in the index appearing under Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Computer Programs and Systems, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2013 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
March 11, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Computer Programs and Systems Inc.:

We have audited the internal control over financial reporting of Computer Programs and Systems, Inc. (a Delaware corporation) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of the Company as of and for the year ended December 31, 2012, and our report dated March 11, 2013 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
March 11, 2013

COMPUTER PROGRAMS AND SYSTEMS, INC.

Balance Sheets

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$8,912,457	$6,664,482
Investments	10,674,609	16,486,688
Accounts receivable, net of allowance for doubtful accounts of $1,124,000 and $1,276,000, respectively	19,704,767	21,521,260
Financing receivables, current portion, net	4,618,131	3,780,621
Inventories	1,682,008	1,838,937
Deferred tax assets	2,463,567	2,543,624
Prepaid income taxes	1,809,220	834,750
Prepaid expenses and other	1,081,421	498,172

Total current assets	50,946,180	54,168,534
Property and equipment
Land	2,848,276	2,848,276
Buildings and improvements	9,067,504	8,779,673
Maintenance equipment	2,588,452	4,638,219
Computer equipment	5,795,707	9,391,704
Leasehold improvements	3,067,756	1,937,524
Office furniture and equipment	2,845,548	2,959,534
Automobiles	314,905	190,542

	26,528,148	30,745,472
Less accumulated depreciation	(7,498,174)	(13,326,241)

Property and equipment, net	19,029,974	17,419,231
Financing receivables	7,862,833	4,056,748

Total assets	$77,838,987	$75,644,513

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,980,174	$2,469,157
Deferred revenue	7,452,612	5,589,792
Accrued vacation	3,506,106	3,211,693
Other accrued liabilities	4,521,773	5,399,996

Total current liabilities	18,460,665	16,670,638
Deferred tax liabilities	2,176,130	1,589,838
Stockholders’ equity:
Common stock, $0.001 par value; 30,000,000 shares authorized; 11,077,672 and 11,063,220 shares issued and outstanding	11,078	11,063
Additional paid-in capital	32,848,101	31,582,108
Accumulated other comprehensive income	27,693	7,380
Retained earnings	24,315,320	25,783,486

Total stockholders’ equity	57,202,192	57,384,037

Total liabilities and stockholders’ equity	$77,838,987	$75,644,513

The accompanying notes are an integral part of these financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Statements of Income

	Year ended December 31,
	2012	2011	2010
Sales revenues:
System sales	$72,553,036	$70,643,877	$61,252,949
Support and maintenance	73,026,491	67,557,386	59,259,133
Business management services	37,729,876	35,275,081	32,735,162

Total sales revenues	183,309,403	173,476,344	153,247,244

Costs of sales:
System sales	49,018,946	47,602,817	46,800,755
Support and maintenance	31,119,718	27,238,779	23,923,099
Business management services	22,509,770	19,223,543	18,139,259

Total costs of sales	102,648,434	94,065,139	88,863,113

Gross profit	80,660,969	79,411,205	64,384,131

Operating expenses:
Sales and marketing	14,290,061	13,413,587	11,605,123
General and administrative	25,093,527	24,702,679	23,681,584

Total operating expenses	39,383,588	38,116,266	35,286,707

Operating income	41,277,381	41,294,939	29,097,424

Other income:
Interest income	720,573	667,564	673,224
Income before taxes	41,997,954	41,962,503	29,770,648
Income taxes	12,024,482	16,129,113	11,032,795

Net income	$29,973,472	$25,833,390	$18,737,853

Net income per share - basic	$2.71	$2.34	$1.71

Net income per share - diluted	$2.71	$2.34	$1.71

Weighted average shares outstanding
Basic	11,066,456	11,033,804	10,962,874
Diluted	11,066,456	11,033,804	10,962,874

The accompanying notes are an integral part of these financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Statements of Comprehensive Income

	Year Ended December 31,
	2012	2011	2010
Net income	$29,973,472	$25,833,390	$18,737,853
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investments available for sale, net of tax	20,313	(51,523)	(41,200)

Total other comprehensive income (loss), net of tax	20,313	(51,523)	(41,200)
Comprehensive income	$29,993,785	$25,781,867	$18,696,653

The accompanying notes are an integral part of these financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Statements of Stockholders’ Equity

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income(Loss)	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2009	10,972,757	$10,973	$29,679,385	$100,103	$12,900,810	$42,691,271
Net income	—	—	—	—	18,737,853	18,737,853
Forefeiture of common stock	(9,883)	(10)	10	—	—	—
Unrealized loss on investments held for sale, net of tax	—	—	—	(41,200)	—	(41,200)
Stock-based compensation	—	—	855,819	—	—	855,819
Dividends	—	—	—	—	(15,793,655)	(15,793,655)
Income tax benefit from restricted stock dividends	—	—	13,935	—	—	13,935

Balance at December 31, 2010	10,962,874	$10,963	$30,549,149	$58,903	$15,845,008	$46,464,023

Net income	—	—	—	—	25,833,390	25,833,390
Unrealized loss on investments held for sale,net of tax	—	—	—	(51,523)	—	(51,523)
Issuance of restricted stock	100,346	100	(100)	—	—	—
Stock-based compensation	—	—	928,224	—	—	928,224
Dividends	—	—	—	—	(15,894,912)	(15,894,912)
Income tax benefit from restricted stock dividends	—	—	42,266	—	—	42,266
Income tax benefit from restricted stock	—	—	62,569	—	—	62,569

Balance at December 31, 2011	11,063,220	$11,063	$31,582,108	$7,380	$25,783,486	$57,384,037

Net income	—	—	—	—	29,973,472	29,973,472
Unrealized gain on investments held for sale,net of tax	—	—	—	20,313	—	20,313
Issuance of restricted stock	14,452	15	(15)	—	—	—
Stock-based compensation	—	—	1,264,779	—	—	1,264,779
Dividends	—	—	—	—	(31,441,638)	(31,441,638)
Income tax benefit from restricted stock dividends	—	—	98,163	—	—	98,163
Deficient tax benefit from restricted stock	—	—	(96,934)	—	—	(96,934)

Balance at December 31, 2012	11,077,672	$11,078	$32,848,101	$27,693	$24,315,320	$57,202,192

The accompanying notes are an integral part of these financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Statements of Cash Flows

	Year ended December 31,
	2012	2011	2010
Operating Activities
Net income	$29,973,472	$25,833,390	$18,737,853
Adjustments to net income:
Provision for bad debt	515,138	1,436,549	1,077,250
Deferred taxes	654,093	(452,891)	572,890
Stock based compensation	1,264,779	928,224	855,819
Deficient (excess) tax benefit from restricted stock	96,934	(62,569)	—
Income tax benefit from restricted stock dividends	(98,163)	(42,266)	(13,935)
Depreciation	3,164,184	2,500,324	1,853,724
Changes in operating assets and liabilities:
Accounts receivable	1,516,349	3,014,205	(6,843,741)
Financing receivables	(4,858,589)	(790,376)	(251,022)
Inventories	(255,037)	(445,974)	(508,044)
Prepaid expenses and other	(583,249)	64,038	143,271
Accounts payable	511,017	(148,220)	405,292
Deferred revenue	1,862,820	1,120,285	886,637
Other liabilities	(583,810)	1,213,121	1,946,176
Prepaid income taxes	(973,241)	(627,665)	779,510

Net cash provided by operating activities	32,206,697	33,540,175	19,641,680

Investing Activities
Purchases of property and equipment	(4,362,961)	(10,846,717)	(5,092,047)
Purchases of investments	(1,155,352)	(3,178,738)	(216,837)
Sale of investments	7,000,000	—	—

Net cash provided by (used in) investing activities	1,481,687	(14,025,455)	(5,308,884)

Financing Activities
Dividends paid	(31,441,638)	(15,894,912)	(15,793,655)
Excess (deficient) tax benefit from restricted stock	(96,934)	62,569	—
Income tax benefit from restricted stock dividends	98,163	42,266	13,935

Net cash used in financing activities	(31,440,409)	(15,790,077)	(15,779,720)

Increase (Decrease) in cash and cash equivalents	2,247,975	3,724,643	(1,446,924)
Cash and cash equivalents at beginning of year	6,664,482	2,939,839	4,386,763

Cash and cash equivalents at end of year	$8,912,457	$6,664,482	$2,939,839

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$12,330,270	$17,146,023	$9,513,193
Reclassification of inventory to property and equipment	$411,966	$389,780	$428,970
Write-off of fully depreciated assets	$8,687,631	$—	$—

The accompanying notes are an integral part of these financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

1. NATURE OF OPERATIONS

Computer Programs and Systems, Inc. (“CPSI” or the “Company”) is a healthcare information technology solutions provider which was formed and commenced operations in 1979. The Company provides, on an integrated basis, enterprise-wide clinical management, access management, patient financial management, health information management, strategic decision support, resource planning management and enterprise application integration solutions to healthcare organizations throughout the United States. Additionally, CPSI provides other information technology solutions, including business management services, remote hosting, networking technologies and other related services. The Company operates in a single segment reporting to the chief executive officer, based on the criteria of the Segment Reporting topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”).

In January 2013, the Company announced the formation of TruBridge, LLC (“TruBridge”), a wholly-owned subsidiary of CPSI. TruBridge will provide business management, consulting and managed information technology (“IT”) services specifically targeted at rural and community healthcare organizations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents can include time deposits and certificates of deposit with original maturities of three months or less that are highly liquid and readily convertible to a known amount of cash. These investments are stated at cost, which approximates market value, due to their short duration or liquid nature.

Investments

The Company accounts for investments in accordance with FASB Codification topic, Investments – Debt and Equity Securities. Accordingly, investments are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity. The Company’s management determines the appropriate classifications of investments in fixed maturity securities at the time of acquisition and re-evaluates the classifications at each balance sheet date. An average cost method is used for purposes of determining the cost of investments sold.

Investments are comprised of the following at December 31, 2012:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short term investments (cash and accrued income)	$449,420	$—	$—	$449,420
Obligations of U.S. Treasury, U.S. government corporations and agencies	2,381,313	1,031	565	2,381,779
Mortgaged-backed securities	93,458	2,146	—	95,604
Corporate bonds	7,705,914	53,236	11,344	7,747,806

	$10,630,105	$56,413	$11,909	$10,674,609

Shown below are the amortized cost and estimated fair value of securities with fixed maturities at December 31, 2012, by contract maturity date. Actual maturities may differ from contractual maturities because issuers of certain securities retain early call or prepayment rights.

	Amortized	Fair
	Cost	Value
Due in 2013	$4,464,345	$4,477,844
Due in 2014	3,594,812	3,612,009
Due in 2015	2,477,490	2,489,152
Due in 2016	—	—
Due thereafter	93,458	95,604

	$10,630,105	$10,674,609

Investments were comprised of the following at December 31, 2011:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short term investments (cash and accrued income)	$1,577,190	$—	$—	$1,577,190
Obligations of U.S. Treasury, U.S. government corporations and agencies	5,944,885	11,369	364	5,955,890
Mortgaged-backed securities	100,620	2,212	—	102,832
Corporate bonds	8,851,895	32,971	34,090	8,850,776

	$16,474,590	$46,552	$34,454	$16,486,688

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at December 31, 2012 and 2011, respectively:

	At December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Treasury, U.S. government corporations and agencies	$1,649,980	$565	$—	$—	$1,649,980	$565
Corporate bonds	243,612	9,800	668,748	1,544	912,360	11,344

	$1,893,592	$10,365	$668,748	$1,544	$2,562,340	$11,909

	At December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Treasury, U.S. government corporations and agencies	$364,385	$364	$—	$—	$364,385	$364
Corporate bonds	2,522,030	24,113	508,588	9,977	3,030,618	34,090

	$2,886,415	$24,477	$508,588	$9,977	$3,395,003	$34,454

Our investment portfolio, including those securities in unrealized loss positions at December 31, 2012, is comprised almost entirely of investment-grade corporate and government debt securities. The Company does not intend to sell the investments that are in an unrealized loss position, and it is not likely that the Company will be required to sell any investments before recovery of their amortized cost basis. As a result, the Company has determined that the unrealized losses are deemed to be temporary impairments as of December 31, 2012. The Company believes that the unrealized losses generally are caused by liquidity discounts and increases in risk premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The Company establishes a general allowance for doubtful accounts based on collections history. In the case of a bankruptcy filing or other similar event indicating the collectability of specific customer accounts is no longer probable, a specific reserve for bad debt is recorded to reduce the related receivable to the amount expected to be recovered.

Financing Receivables

Financing receivables are initially recorded at the present value of the related minimum lease payments, computed at the interest rate implicit in the lease, and are presented net of unearned income. Unearned income is amortized over the lease term to produce a constant periodic rate of return on the net investment in the lease (the interest method). An allowance for credit losses has been established based on the historical level of customer defaults under such arrangements. In the case of a bankruptcy filing or other similar event indicating the collectability of specific customer accounts is no longer probable, a specific reserve is recorded to reduce the related receivable to the amount expected to be recovered. Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms, with amounts reclassified to accounts receivable when they become due. As a result, we evaluate the credit quality of our financing receivables on an ongoing basis utilizing an aging of receivables and write-offs, customer collection experience, the customer’s financial condition and known risk characteristics impacting the respective customer base, as well as existing economic conditions, to determine if any further allowance is necessary. Amounts are specifically charged off once all available means of collection have been exhausted.

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

Depreciation expense is computed using the straight-line method over the asset’s useful life, which is generally 5 years for computer equipment, furniture, and fixtures and 30 years for buildings. Leasehold improvements are depreciated over the shorter of the asset’s useful life or the remaining lease term. The Company reviews for the possible impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Depreciation expense is reported in the statement of income as a component of support and maintenance costs and operating expenses.

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

The Company’s revenue is generated from three sources:

•	System Sales - the sale of information systems, which includes software licenses, conversion and installation services, hardware and peripherals;

•

Support and Maintenance - the provision of system support services, which includes software application support, hardware maintenance, continuing education, “Software as a Service” (or “SaaS”) products, Internet service provider (“ISP”) products, consulting and managed information technology services, forms and supplies; and

•

Business Management Services - the provision of business management services, which includes electronic billing, statement processing, payroll processing, accounts receivable management, contract management and insurance services.

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

Stock-Based Compensation

The Company accounts for stock-based compensation according to the provisions of FASB Codification topic, Compensation – Stock Compensation, which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date based on the fair value of the award, and is recognized as an expense on a straight-line basis over the employee’s or non-employee director’s requisite service period.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs totaled approximately $2,757,000, $2,452,000 and $2,328,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Research and development costs are included in cost of support and maintenance in the accompanying statements of income.

Advertising

Advertising costs are expensed as incurred. Advertising expense was approximately $132,000, $283,000 and $57,000 for the years ended December 31, 2012, 2011 and 2010, respectively, and are recorded in sales and marketing expenses in the accompanying statements of income.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and included in general and administrative expenses. Shipping and handling costs totaled approximately $617,000, $720,000 and $1,042,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Accounting Standards Adopted by CPSI in 2012

Effective January 1, 2012, the Company retrospectively adopted ASU 2011-05, Presentation of Comprehensive Income, as amended by ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update requires entities to present comprehensive income either in a single continuous financial statement or in two separate but consecutive statements. Entities no longer have the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The Company’s adoption of this update did not have a material impact on our financial statements and resulted in the accompanying Statements of Comprehensive Income.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting reclassifications out of accumulated other comprehensive income (“OCI”) by requiring entities to present in one place information about significant amounts reclassified and, in some cases, to provide cross-reference to related footnote disclosures. The amendments do not change the current requirements for reporting net income or OCI in the financial statements, nor do they require new information to be disclosed. The new guidance requires an entity to present, either on the face of the statement where net income is presented or as a separate disclosure in the notes, the effect on the respective line items of net income for items required to be reclassified out of accumulated OCI to net income in their entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other required disclosures that provide additional details about those amounts. These provisions are effective for fiscal and interim periods beginning after December 15, 2012 (January 1, 2013 for us). The adoption of these provisions will not have a material impact on our financial statements.

3. DETAILS OF BALANCE SHEET AMOUNTS

Other accrued liabilities are comprised of the following at December 31, 2012 and 2011:

	2012	2011
Salaries and benefits	$2,155,435	$3,257,663
Commissions	716,087	503,172
Self-insurance reserves	633,700	793,378
Unrecognized tax benefit	744,705	731,346
Other	271,846	114,437

	$4,521,773	$5,399,996

4. NET INCOME PER SHARE

The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. There were no dilutive shares outstanding for the years ended December 31, 2012, 2011 and 2010.

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

We applied these provisions to all tax positions for which the statute of limitations remained open. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2012	2011
Beginning balance	$731,346	$697,723
Additions based on tax positions related to the current year	—	70,935
Additions for tax positions of prior years	13,359	—
Reductions for tax positions of prior years	—	(37,312)

Ending balance	$744,705	$731,346

The total amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $744,705.

The Company classifies interest and penalties arising from the underpayment of income taxes in the statements of income under general and administrative expenses. As of December 31, 2012, we had recorded no accrued interest or penalties related to uncertain tax positions, as such potential amounts are considered immaterial. The federal returns for the tax years 2004, 2005, and 2006 are currently under examination by the Internal Revenue Service, primarily in relation to research credits claimed on those returns by the Company. The federal returns for tax years 2007 through 2011 remain open to examination, and the tax years 2006 through 2011 remain open to other taxing jurisdictions to which the Company is subject.

It is reasonably possible that the amount of unrecognized tax benefits, inclusive of related interest, will change in the next twelve months. At December 31, 2012, there is no estimated increase or decrease in the amount of unrecognized tax benefits.

Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Deferred tax assets and liabilities are comprised of the following at December 31, 2012 and 2011:

	2012	2011
Deferred tax assets:
Accounts receivable	$696,672	$672,056
Accrued vacation	1,367,381	1,252,560
Stock-based compensation	351,850	334,383
Accrued liabilities	432,707	629,906

Total deferred tax assets	$2,848,610	$2,888,905

Deferred tax liabilities:
Other comprehensive income	$16,974	$4,718
Depreciation	2,544,199	1,930,401

Total deferred tax liabilities	$2,561,173	$1,935,119

Significant components of the income tax provision for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Current provision:
Federal	$9,997,468	$13,602,045	$8,478,494
State	1,372,921	2,979,959	1,981,411
Deferred provision:
Federal	587,008	(406,441)	514,132
State	67,085	(46,450)	58,758

Total income tax provision	$12,024,482	$16,129,113	$11,032,795

The difference between income taxes at the U.S. federal statutory income tax rate of 35% and those reported in the statements of income for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Income taxes at U. S. Federal statutory rate	$14,699,284	$14,686,876	$10,419,727
Provision-to-return adjustments	(3,085,812)	—	—
State income tax, net of federal tax effect	1,558,169	1,890,523	1,346,675
Impact of tax credits	(1,236,701)	(708,448)	(590,928)
Other	89,542	260,162	(142,679)

Total income tax provision	$12,024,482	$16,129,113	$11,032,795

The provision-to-return adjustments presented above for the year ended December 31, 2012 are primarily related to differences between the Domestic Production Activities Deduction (“DPAD”) reported on the 2011 federal income tax return and amounts previously estimated, as well as the estimated additional net federal tax benefit to be realized by the Company upon amending federal income tax returns for all open years for revised DPAD amounts.

During January of 2013, the American Taxpayer Relief Act of 2012 was signed into law. This law retroactively extended the federal research credits for amounts incurred from January 1, 2012 through December 31, 2013. As a result of the retroactive extension, our effective tax rate for the first quarter of fiscal 2013 will include a tax benefit from research credits attributable to the entire 2012 fiscal year and the first quarter of 2013.

6. STOCK-BASED COMPENSATION AND EMPLOYEE INCENTIVE PROGRAMS

Stock-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee’s or non-employee director’s requisite service period.

The following table shows total stock-based compensation expense for the years ended December 31, 2012, 2011 and 2010, included in the Statements of Income:

	2012	2011	2010
Costs of sales	$459,996	$348,274	$299,988
Operating expenses	804,783	579,950	555,831

Pre-tax stock-based compensation expense	1,264,779	928,224	855,819
Less: income tax effect	493,264	362,007	333,770

Net stock-based compensation expense	771,515	566,217	522,049

Basic and diluted per share impact	$0.07	$0.05	$0.05

Cash flows resulting from deficient or excess tax benefits are required to be classified as a part of cash flows from financing activities. Deficient tax benefits are realized tax benefits from tax deductions for the vested portion of restricted share awards that are less than the deferred tax asset attributable to stock compensation costs for such restricted share awards. Conversely, excess tax benefits are realized tax benefits from tax deductions for the vested portion of restricted share awards that are in excess of the deferred tax asset attributable to stock compensation costs for such restricted share awards. As a result, a deficient tax benefit of $96,934 has been classified as a financing cash outflow for the year ended December 31, 2012, and excess tax benefits of $62,569 and $0 have been classified as financing cash inflows for the years ended December 31, 2011 and 2010, respectively. In addition to tax benefits related to the vested portion of restricted share awards, the Company also pays dividends on unvested restricted stock which resulted in excess tax benefits of $98,163, $42,266 and $13,935 for the years ended December 31, 2012, 2011 and 2010, respectively, which are classified as cash inflows from financing activities.

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

On October 31, 2012, the Compensation Committee of the Board of Directors approved the grant of a total of 12,292 shares of restricted stock, effective October 31, 2012, to two executive officers of the Company. The grant date fair value was $48.81 per share. Under the terms of the restricted stock award agreements with the executive officers, the shares of restricted stock are scheduled to vest in five equal annual installments commencing on October 31, 2013 and each October 31 thereafter, assuming that the recipient of the award continues to serve as an executive officer of the Company on each applicable vesting date. Compensation expense for this grant will be recognized on a straight-line basis over five years.

Of the 300,000 shares of the Company’s common stock initially reserved for issuance under the 2005 Restricted Stock Plan, 79,085 remain available for future issuances as of December 31, 2012.

2012 Restricted Stock Plan for Non-Employee Directors

On June 18, 2012, the Compensation Committee of the Board of Directors approved the grant of a total of 2,160 shares of restricted stock, effective June 18, 2012, to the five non-employee directors of the Company under the Company’s 2012 Restricted Stock Plan for Non-Employee Directors. The grant date fair value was $55.55 per share. Under the terms of the restricted stock award agreements with the non-employee directors, the shares of restricted stock are scheduled to vest on the third anniversary of the date of grant, assuming that the recipient of the grant continues to serve as a director of the Company on the vesting date. Compensation expense for this grant will be recognized on a straight-line basis over three years.

Of the 100,000 shares of the Company’s common stock initially reserved for issuance under the 2012 Restricted Stock Plan for Non-Employee Directors, 97,840 remain available for future issuances as of December 31, 2012.

A summary of activity under the 2005 Restricted Stock Plan and the 2012 Restricted Stock Plan for Non-Employee Directors (the “Plans”) during the years ended December 31, 2012, 2011 and 2010 is as follows:

	Shares	Weigted-Average Grant-Date Fair Value
Nonvested stock outstanding at January 1, 2010	52,920	$37.41
Granted	—	—
Vested	23,166	39.71
Forfeited	9,883	21.25

Nonvested stock outstanding at December 31, 2010	19,871	$42.77

Granted	100,346	60.79
Vested	19,871	42.77
Forfeited	—	—

Nonvested stock outstanding at December 31, 2011	100,346	$60.79

Granted	14,452	49.82
Vested	20,069	60.79
Forfeited	—	—

Nonvested stock outstanding at December 31, 2012	94,729	$59.12

As of December 31, 2012, there was $4,701,275 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. As of December 31, 2012, this cost is expected to be recognized over a weighted-average period of 3.5 years.

2012 Incentive Program

On January 23, 2012, the Board of Directors, upon the recommendation of the Compensation Committee, adopted a short-term incentive program for 2012 for certain executive officers of the Company (the “2012 Incentive Program”). Under the 2012 Incentive Program, each individual serving as an executive officer of the Company at that time, other than executive officers earning any commission-based compensation, was granted a short-term incentive cash bonus opportunity based on the achievement of a specified level of financial performance, specifically the Company’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”) in 2012 (“2012 EBITDA”) compared to the Company’s EBITDA in 2011 (“2011 EBITDA”).

Participants in the 2012 Incentive Program would receive 100% of their target award if the Company’s 2012 EBITDA is 105% of 2011 EBITDA, 75% of the target award if the Company achieves a minimum threshold level of performance (2012 EBITDA reaching 95% of 2011 EBITDA), and a maximum of 150% of the target award for a maximum level of performance (2012 EBITDA equaling or exceeding 130% of 2011 EBITDA). No payments are to be made for performance below the specified threshold amount. Payouts between the threshold and maximum are calculated by the Compensation Committee using the interpolation process described in the 2012 Incentive Program. The Compensation Committee may make adjustments to the terms and conditions of, and the criteria included in, awards under the 2012 Incentive Program in recognition of unusual or nonrecurring events affecting a participant or the Company, or the financial statements of the Company, or in certain other instances specified in the 2012 Incentive Program.

Awards earned under the 2012 Incentive Program are to be paid solely in cash. In addition, awards pursuant to the 2012 Incentive Program are subject to recovery or adjustments by the Company in certain circumstances in which the operating results on which payment was based are restated or otherwise adjusted or in the event that a participant’s conduct is not in good faith and materially disrupts, damages, impairs or interferes with the business of the Company.

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

The components of these lease receivables were as follows on December 31:

	2012	2011
Total minimum lease payments receivable	$13,665,300	$8,254,652
Less allowance for losses	(662,315)	(447,321)
Less unearned income	(970,508)	(692,027)

Lease receivables	12,032,477	7,115,304
Less current portion	(4,169,644)	(3,058,556)

Amounts due after one year	$7,862,833	$4,056,748

Future minimum lease payments to be received subsequent to December 31, 2012 are as follows:

2013	$5,387,029
2014	3,343,238
2015	4,422,141
2016	483,980
2017	28,912
Thereafter	—

Total minimum lease payments to be received	13,665,300
Less unearned income	(970,508)

Net leases receivable	$12,694,792

The Company has also sold information and patient care systems to certain healthcare providers under extended payment terms. These receivables, included in the current portion of financing receivables, typically have terms from 3 to 12 months. Total amounts receivable under these arrangements at December 31, 2012 and 2011 were $448,487 and $722,065, respectively.

Credit Quality of Financing Receivables and Allowance for Credit Losses

The following table is a roll-forward of the allowance for financing credit losses for the years ended December 31, 2011 and 2012:

	Begining Balance	Provision	Charge-offs	Recoveries	Ending Balance
December 31, 2011	$233,396	$499,485	$(285,560)	$—	$447,321
December 31, 2012	$447,321	$214,994	$—	$—	$662,315

The Company’s financing receivables are comprised of a single portfolio segment as the balances are all derived from sales-type leasing arrangements within our target market of rural and community hospitals. The Company evaluates the credit quality of its financing receivables based on a combination of factors, including, but not limited to, customer collection experience, economic conditions, the customer’s financial condition, and known risk characteristics impacting the respective customer base of rural and community hospitals, the most notable of which relate to enacted and potential changes in Medicare and Medicaid reimbursement rates as rural and community hospitals typically generate a significant portion of their revenues and related cash flows from beneficiaries of these programs. In addition to specific account identification, the Company utilizes historical collection experience to establish the allowance for credit losses. Financing receivables are written off only after the Company has exhausted all collection efforts. The Company has been successful collecting its financing receivables and considers the credit quality of such arrangements to be good, especially as the underlying assets act as collateral for the receivables.

Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. To facilitate customer collection and credit monitoring efforts, financing receivable amounts are invoiced and reclassified to trade accounts receivable when they become due, with all invoiced amounts placed on nonaccrual status. As a result, all past due amounts related to the Company’s financing receivables are included in trade accounts receivable in the accompanying balance sheets. The following is an analysis of the age of financing receivables amounts that have been reclassified to trade accounts receivable and are past due as of December 31, 2012 and 2011:

	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due
December 31, 2012	$1,108,108	$297,812	$301,896	$1,707,816
December 31, 2011	$813,351	$271,994	$48,652	$1,133,997

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

Because amounts are reclassified to trade accounts receivable when they become due, there are no past due amounts included within the financing receivables or the financing receivables, current portion, net amounts in the accompanying balance sheets.

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

	December 31, 2012	December 31, 2011
Customer balances with amounts reclassified to trade accounts receivable that are:
1 to 90 Days Past Due	$7,337,602	$3,380,285
91 to 180 Days Past Due	1,028,235	834,474
181 + Days Past Due	252,770	1,138,582

Total customer balances with past due amounts reclassified to trade accounts receivable	$8,618,607	$5,353,341

Total customer balances with no past due amounts reclassified to trade accounts receivable	4,076,185	2,209,284
Total financing receivables with contractual maturities of one year or less	448,487	722,065
Less allowance for losses	(662,315)	(447,321)

Total financing receivables	$12,480,964	$7,837,369

Extended Meaningful Use Installment Plans

During 2012, the Company entered into multiple customer license agreements with payment terms requiring the customer to remit to the Company incentive payments (not to exceed the remaining balance of the contract price) received under the American Recovery and Reinvestment Act of 2009 (“ARRA”) for adoption of qualifying electronic health records (“EHRs”), with only nominal payment amounts required until the customer’s receipt of such incentive payments. If no such incentive payments are received by the customer or if such payments are not sufficient to pay the remaining balance under the arrangement, payments continue at contracted nominal amounts until the balance of the contract price is paid full. Because of the significant difference in the underlying economics of these arrangements compared to our historical financing receivables, management has determined that these arrangements are not comparable to historical arrangements. In accordance with the Software topic and Revenue Recognition subtopic of the Codification, the Company recognizes revenue related to these arrangements as the amounts become due. Anticipated future cash flows from these arrangements are excluded from the Company’s financing receivables and deferred revenue in the accompanying balance sheets. Direct, incremental costs in the amount of $520,572, included as a component of prepaid expenses and other in the accompanying balance sheets, have been capitalized as of December 31, 2012 related to these arrangements. There were no such capitalized direct, incremental costs as of December 31, 2011, as these arrangements were new to the Company beginning in the first quarter of 2012.

9. BENEFIT PLANS

In January 1994, the Company adopted the CPSI 401(k) Retirement Plan that covers all eligible employees of the Company who have completed one year of service. The plan allows eligible employees to contribute up to 60% of their pre-tax earnings up to the statutory limit prescribed by the Internal Revenue Service. The Company matches a discretionary amount determined by the Board of Directors. The Company contributed approximately $1,749,000, $1,495,000, and $1,256,000 to the plan for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company provides certain health and medical benefits to eligible employees, their spouses and dependents pursuant to a benefit plan funded by the Company. Each participating employee contributes to the Company’s costs associated with such benefit plan. The Company’s obligation to fund this benefit plan and pay for these benefits is limited through the Company’s purchase of an insurance policy from a third-party insurer. The amount established as a reserve is intended to recognize the Company’s estimated obligations with respect to its payment of claims and claims incurred but not yet reported under the benefit plan. Management believes that the recorded liability for medical self-insurance at December 31, 2012 and 2011 is adequate to cover the losses and claims incurred, but these reserves are based on estimates and the amount ultimately paid may be more or less than such estimates.

10. OPERATING LEASES

Prior to the Company’s purchase of the property on December 13, 2011, the Company leased certain real property, most of which was partially owned by an executive officer of the Company. The lease agreements had terms of ten years and were set to expire on or before December 2015. These related party leases were cancelled in December 2011 in conjunction with the Company’s purchase of these properties from the related party entity for $9.5 million. For the years ended December 31, 2011 and 2010, total rent expense paid to the related party entity was $1,901,810 and $1,697,478, respectively. The Company also leased during 2012 office space in Mobile, Fairhope and Lanette, Alabama, and Monroe, Louisiana. These leases have terms expiring from 2013 through 2024 but do contain optional extension terms.

The future minimum lease payments payable under operating leases subsequent to December 31, 2012 are as follows:

2013	$639,032
2014	703,679
2015	458,993
2016	285,877
2017	336,524
Thereafter	2,148,100

$4,572,205

Total rent expense for the years ended December 31, 2012, 2011, and 2010 was $934,206, $2,437,422, and $2,160,698, respectively.

11. COMMITMENTS AND CONTINGENCIES

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

The fair values of the Company’s available-for-sale securities are based on matrix pricing for the periods ended December 31, 2012 and 2011, which uses observable market based inputs (such as benchmark yields) in addition to quoted prices in active markets to derive fair values. As a result, these inputs are classified as Level 2 within the fair value hierarchy. We generally apply fair value techniques on a non-recurring basis associated with (1) valuing potential impairment loss related to financing receivables accounted for pursuant to Codification topic, Leases, and (2) valuing potential impairment loss related to long-lived assets accounted for pursuant to Codification topic, Property, Plant and Equipment, when events or circumstances indicate a possible impairment.

The following table summarizes the carrying amounts and fair values of certain assets and liabilities at December 31, 2012 and December 31, 2011:

		Fair Value at December 31, 2012 Using
	Carrying Amount at 12/31/2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Available-for-sale securities
Short-term investments (cash and accrued income)	$449,420	$—	$449,420	$—
Mortgage backed securities	95,604	—	95,604	—
Obligations of U.S. Treasury, U.S. government corporations and agencies	2,381,779	—	2,381,779	—
Corporate bonds	7,747,806	—	7,747,806	—

Total available-for-sale securites	$10,674,609	$—	$10,674,609	$—

		Fair Value at December 31, 2012 Using
	Carrying Amount at 12/31/2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Available-for-sale securities
Short-term investments (cash and accrued income)	$1,577,190	$—	$1,577,190	$—
Mortgage backed securities	102,832	—	102,832	—
Obligations of U.S. Treasury, U.S. government corporations and agencies	5,955,890	—	5,955,890	—
Corporate bonds	8,850,776	—	8,850,776	—

Total available-for-sale securites	$16,486,688	$—	$16,486,688	$—

Accrued income in the above table represents earnings due and payable to our investment portfolio at any point in time but not yet received.

The carrying amount of other financial instruments reported in the balance sheet for current assets and current liabilities approximates their fair values because of the short-term nature of these instruments.

13. SUBSEQUENT EVENTS

Declaration of Dividends

On January 31, 2013, the Company announced a dividend for the first quarter of 2013 in the amount of $0.51 per share. The dividend was paid on February 22, 2013 to stockholders of record as of the close of business on February 7, 2013.

Issuance of Restricted Stock

On March 4, 2013, the Compensation Committee of the Board of Directors approved the grant of a total of 2,390 shares of restricted stock, effective March 4, 2013, to the five non-employee directors of the Company under the Company’s 2012 Restricted Stock Plan for Non-Employee Directors. The grant date fair value was $52.32 per share. Under the terms of the restricted stock award agreements with the non-employee directors, the shares of restricted stock are scheduled to vest on the third anniversary of the date of grant, assuming that the recipient of the grant continues to serve as a director of the Company on the vesting date. Compensation expense for this grant will be recognized on a straight-line basis over three years.

Adoption of 2013 Incentive Program

On March 4, 2013, the Board of Directors, upon the recommendation of the Compensation Committee, adopted a short-term incentive program for 2013 for the executive officers of the Company, other than executive officers earning any commission-based compensation (the “2013 Incentive Program). Under the 2013 Incentive Program, certain executive officers of the Company were granted a short-term incentive cash bonus opportunity based on achievements of a specified level of financial performance, specifically the Company’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”) in 2013 (“2013 EBITDA”) compared to the Company’s EBITDA in 2012 (“2012 EBITDA”).

Participants in the 2013 Incentive Program will receive 100% of their target award amount if the Company’s 2013 EBITDA is 105% of 2012 EBITDA, 75% of the target award amount if the Company achieves a minimum threshold level of performance (2013 EBITDA reaching 95% of 2012 EBITDA), and a maximum of 150% of the target award amount for a maximum level of performance (2013 EBITDA equaling or exceeding 130% of 2012 EBITDA). No payments are to be made for performance below the specified threshold amount. Payouts between the threshold and maximum are calculated by the Compensation Committee using the interpolation process described in the 2013 Incentive Program. The Compensation Committee may make adjustments to the terms and conditions of, and the criteria included in, awards under the 2013 Incentive Program in recognition of unusual or nonrecurring events affecting a participant or the Company, or the financial statements of the Company, or in certain other instances specified in the 2013 Incentive Program.

Awards earned under the 2013 Incentive Program are to be paid solely in cash. In addition, awards pursuant to the 2013 Incentive Program are subject to recovery or adjustments by the Company in certain circumstances in which the operating results on which payment was based are restated or otherwise adjusted or in the event that a participant’s conduct is not in good faith and materially disrupts, damages, impairs or interferes with the business of the Company.

14. QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a summary of our results of operations for our eight most recent quarters ended December 31, 2012. The information for each of these quarters is unaudited and has been prepared on a basis consistent with the audited financial statements. This information includes all adjustments, consisting only of normal recurring adjustments, we consider necessary for fair presentation of this information when read in conjunction with the audited financial statements and related notes. Our operating results have varied on a quarterly basis and may fluctuate significantly in the future.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands except for share and per share data)
Year Ended December 31, 2012
Sales revenues	$44,489	$45,731	$45,174	$47,915
Gross profit	19,267	20,139	20,015	21,240
Operating income	8,999	9,925	9,991	12,362
Net income	5,649	8,261	6,925	9,139
Net income per share
Basic	$0.51	$0.75	$0.63	$0.83
Diluted	0.51	0.75	0.63	0.83
Weighted average shares outstanding
Basic	11,063,220	11,063,529	11,065,380	11,073,575
Diluted	11,063,220	11,063,529	11,065,380	11,073,575
Year Ended December 31, 2011
Sales revenues	$40,380	$48,839	$42,045	$42,212
Gross profit	17,136	24,157	19,477	18,642
Operating income	8,491	11,518	9,638	10,527
Net income	5,373	7,916	5,989	6,555
Net income per share
Basic	$0.49	$0.72	$0.54	$0.59
Diluted	0.49	0.72	0.54	0.59
Weighted average shares outstanding
Basic	10,962,874	11,044,474	11,063,220	11,063,220
Diluted	10,962,874	11,044,474	11,063,220	11,063,220

SCHEDULE II

COMPUTER PROGRAMS AND SYSTEMS, INC.

VALUATION AND QUALIFYING ACCOUNTS

Description		Balance at beginning of period	(1) Additions charged to cost and expenses	(2) Deductions	Balance at end of period
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet	2010	$759,000	$849,000	$639,000	$969,000
	2011	$969,000	$937,000	$630,000	$1,276,000
	2012	$1,276,000	$300,144	$452,144	$1,124,000

(1)	Adjustments to allowance for change in estimates.
(2)	Uncollectible accounts written off, net of recoveries.

Description		Balance at beginning of period	(1) Additions charged to cost and expenses	(2) Deductions	Balance at end of period
Allowance for credit losses deducted from financing receivables in the balance sheet	2010	$—	$233,396	$—	$233,396
	2011	$233,396	$499,485	$285,560	$447,321
	2012	$447,321	$214,994	$—	$662,315

(1)	Adjustments to allowance for change in estimates.
(2)	Uncollectible accounts written off, net of recoveries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

This report is included in Item 8 on page 55 and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

This report is included in Item 8 on page 57 and is incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Code of Business Conduct and Ethics applicable to all of our directors, officers (including our Chief Executive Officer and senior financial officers) and employees. We have also adopted a separate code of ethics with additional guidelines and responsibilities applicable to our Chief Executive Officer and senior financial officers, known as the Code of Ethics for CEO and Senior Financial Officers. Copies of the Code of Business Conduct and Ethics and the Code of Ethics for CEO and Senior Financial Officers are available on CPSI’s web site at www.cpsinet.com in the “Investors” section under “Governance.”

Other information required by this Item regarding executive officers is included in Part I of this Form 10-K under the caption “Executive Officers” in accordance with Instruction 3 of the Instructions to Paragraph (b) of Item 401 of Regulation S-K.

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

    (a)(1) and (2) and (c) – Financial Statements and Financial Statement Schedules.

Financial Statements: The Financial Statements and related Financial Statements Schedule of CPSI are included herein in Part II, Item 8.

    (a)(3) and (b) – Exhibits.

The exhibits listed on the Exhibit Index beginning on page 84 of this Form 10-K are filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 11th day of March, 2013.

COMPUTER PROGRAMS AND SYSTEMS, INC.

By:	/s/ J. Boyd Douglas
J. Boyd Douglas
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David A. Dye David A. Dye	Chairman of the Board and Director, Chief Financial Officer (principal financial officer)	March 11, 2013

/s/ J. Boyd Douglas J. Boyd Douglas	President, Chief Executive Officer and Director (principal executive officer)	March 11, 2013

/s/ James B. Britain James B. Britain	Vice President – Finance and Controller (principal accounting officer)	March 11, 2013

/s/ Ernest F. Ladd, III Ernest F. Ladd, III	Director	March 11, 2013

/s/ W. Austin Mulherin, III W. Austin Mulherin, III	Director	March 11, 2013

/s/ William R. Seifert, II William R. Seifert, II	Director	March 11, 2013

/s/ John C. Johnson John C. Johnson	Director	March 11, 2013

/s/ Charles P. Huffman Charles P. Huffman	Director	March 11, 2013

Exhibit Index

Exhibit Number	Description

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3 to CPSI’s Current Report on Form 8-K dated November 14, 2012) and incorporated herein by reference)

10.1*	Amendment and Restatement of 2005 Restricted Stock Plan (filed as Exhibit 10.6 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2005 and incorporated herein by reference)

10.2*	Form of Restricted Stock Award Agreement under the 2005 Restricted Stock Plan (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated January 30, 2006 and incorporated herein by reference)

10.3	Form of Indemnity Agreement entered into by CPSI and each of its non-employee directors (filed as Exhibit 10.1 to CPSI’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 and incorporated herein by reference)

10.4	Real Property Lease Agreement, dated September 14, 2009 between CPSI and 3725 Airport Boulevard, LP (filed as Exhibit 10.1 to CPSI’s Quarterly Report on Form 10-Q for the period ended September 30, 2009 and incorporated herein by reference)

10.5	First Amendment to Real Property Lease Agreement, dated October 9, 2009, between CPSI and 3725 Airport Boulevard, LP (filed as Exhibit 10.2 to CPSI’s Quarterly Report on Form 10-Q for the period ended September 30, 2009 and incorporated herein by reference)

10.6	Real Property Lease Agreement, dated March 19, 2012, between CPSI and Fairhope Group, LLC

10.7*	2011 Executive Officer Incentive Program (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated April 18, 2011 and incorporated herein by reference)

10.8*	2012 Executive Officer Incentive Program (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated January 23, 2012 and incorporated herein by reference)

10.9*	Commission Program for Victor S. Schneider

10.10*	Commission Program for Troy D. Rosser

10.11*	Commission Program for Sean C. Nicholas

10.12*	Commission Program for Lyle E. Hutchison

10.13*	Commission Program for Richard R. Jones

10.14	2012 Restricted Stock Plan for Non-Employee Directors (filed as Exhibit 10.1 to CPSI’s Registration Statement on Form S-8 (Registration No. 333-181352) and incorporated herein by reference)

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Annual Report on Form 10-K for the period ended December 31, 2012

*	Management compensation plan or arrangement