Form 10-Q
period 2013-03-31
COMPUTER PROGRAMS & SYSTEMS INC
filed 2013-05-08
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 7, 2013, there were 11,080,062 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.
Form 10-Q
(For the three months ended March 31, 2013)

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,805,126	$8,912,457
Investments	10,690,060	10,674,609
Accounts receivable, net of allowance for doubtful accounts of $1,089,000 and $1,124,000, respectively	19,654,518	19,704,767
Financing receivables, current portion, net	15,099,643	4,618,131
Inventories	2,219,841	1,682,008
Deferred tax assets	2,743,370	2,463,567
Prepaid income taxes	—	1,809,220
Prepaid expenses and other	1,291,952	1,081,421
Total current assets	58,504,510	50,946,180
Property and equipment
Land	2,848,276	2,848,276
Buildings and improvements	9,180,376	9,067,504
Maintenance equipment	2,071,230	2,588,452
Computer equipment	5,446,416	5,795,707
Leasehold improvements	4,004,227	3,067,756
Office furniture and equipment	3,340,796	2,845,548
Automobiles	341,387	314,905
	27,232,708	26,528,148
Less accumulated depreciation	(7,064,351)	(7,498,174)
Property and equipment, net	20,168,357	19,029,974
Financing receivables	4,762,027	7,862,833
Total assets	$83,434,894	$77,838,987
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,128,678	$2,980,174
Deferred revenue	7,749,323	7,452,612
Accrued vacation	3,686,058	3,506,106
Income taxes payable	1,948,459	—
Other accrued liabilities	6,180,279	4,521,773
Total current liabilities	22,692,797	18,460,665
Deferred tax liabilities	1,875,641	2,176,130
Stockholders’ equity:
Common stock, $0.001 par value; 30,000,000 shares authorized; 11,080,062 and 11,077,672 shares issued and outstanding	11,080	11,078
Additional paid-in capital	33,214,511	32,848,101
Accumulated other comprehensive income	31,436	27,693
Retained earnings	25,609,429	24,315,320
Total stockholders’ equity	58,866,456	57,202,192
Total liabilities and stockholders’ equity	$83,434,894	$77,838,987
The accompanying notes are an integral part of these financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2013	2012
Sales revenues:
System sales	$20,721,986	$17,074,518
Support and maintenance	17,676,861	16,665,926
Business management, consulting and managed IT services	11,149,661	10,748,963
Total sales revenues	49,548,508	44,489,407
Costs of sales:
System sales	13,250,579	11,899,244
Support and maintenance	7,238,969	6,866,720
Business management, consulting and managed IT services	6,940,019	6,456,000
Total costs of sales	27,429,567	25,221,964
Gross profit	22,118,941	19,267,443
Operating expenses:
Sales and marketing	3,575,717	3,640,460
General and administrative	8,434,056	6,627,604
Total operating expenses	12,009,773	10,268,064
Operating income	10,109,168	8,999,379
Other income:
Interest income	136,314	159,136
Total other income	136,314	159,136
Income before taxes	10,245,482	9,158,515
Income taxes	3,301,760	3,509,465
Net income	$6,943,722	$5,649,050
Net income per share—basic	$0.63	$0.51
Net income per share—diluted	$0.63	$0.51
Weighted average shares outstanding
Basic	11,078,407	11,063,220
Diluted	11,078,407	11,063,220
Dividends declared per share	$0.51	$0.46

The accompanying notes are an integral part of these financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$6,943,722	$5,649,050
Other comprehensive income, net of tax
Unrealized gain on investments available for sale, net of tax	3,743	26,416
Total other comprehensive income, net of tax	3,743	26,416
Comprehensive income	$6,947,465	$5,675,466

The accompanying notes are an integral part of these financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2012	11,077,672	$11,078	$32,848,101	$27,693	$24,315,320	$57,202,192
Net income	—	—	—	—	6,943,722	6,943,722
Unrealized gain on investments held for sale, net of tax	—	—	—	3,743	—	3,743
Issuance of restricted stock	2,390	2	(2)	—	—	—
Stock-based compensation	—	—	348,473	—	—	348,473
Dividends	—	—	—	—	(5,649,613)	(5,649,613)
Income tax benefit from restricted stock dividends	—	—	17,939	—	—	17,939
Balance at March 31, 2013	11,080,062	$11,080	$33,214,511	$31,436	$25,609,429	$58,866,456
The accompanying notes are an integral part of these financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating Activities
Net income	$6,943,722	$5,649,050
Adjustments to net income:
Provision for bad debt	286,079	60,812
Deferred taxes	(582,529)	(219,362)
Stock based compensation	348,473	305,001
Income tax benefit from restricted stock dividends	(17,939)	(18,002)
Depreciation	850,214	819,269
Changes in operating assets and liabilities:
Accounts receivable	147,206	(956,985)
Financing receivables	(7,763,742)	(874,908)
Inventories	(537,833)	(307,841)
Prepaid expenses and other	(210,531)	(434,507)
Accounts payable	148,504	280,840
Deferred revenue	296,711	559,461
Other liabilities	1,838,458	(24,753)
Prepaid income taxes/income taxes payable	3,775,618	3,712,581
Net cash provided by operating activities	5,522,411	8,550,656
Investing Activities
Purchases of property and equipment	(1,988,597)	(549,083)
Purchases of investments	(9,471)	(1,037,207)
Net cash used in investing activities	(1,998,068)	(1,586,290)
Financing Activities
Dividends paid	(5,649,613)	(5,089,081)
Income tax benefit from restricted stock dividends	17,939	18,002
Net cash used in financing activities	(5,631,674)	(5,071,079)
(Decrease) increase in cash and cash equivalents	(2,107,331)	1,893,287
Cash and cash equivalents at beginning of period	8,912,457	6,664,482
Cash and cash equivalents at end of period	$6,805,126	$8,557,769
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes, net of refund	$—	$5,000
Reclassification of inventory to property and equipment	$—	$134,893
Write-off of fully depreciated assets	$1,222,325	$8,687,631

The accompanying notes are an integral part of these financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.     BASIS OF PRESENTATION
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the periods presented. All such adjustments are considered of a normal recurring nature. Quarterly results of operations are not necessarily indicative of annual results.
Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of Computer Programs and Systems, Inc. ("CPSI" or the "Company") for the year ended December 31, 2012 and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
Principles of Consolidation
The condensed consolidated financial statements of CPSI include the accounts of TruBridge, LLC ("TruBridge"), a wholly-owned subsidiary of CPSI. All significant intercompany balances and transactions have been eliminated.
Reclassifications
With the formation of TruBridge in January 2013 as a wholly-owned subsidiary of the Company focusing exclusively on providing business management, consulting and managed information technology ("IT") services to rural and community healthcare organizations, the Company's presentation of certain revenues and related costs of sales within its Condensed Consolidated Statements of Income was changed, as follows:
•The Company's consulting and managed IT services revenues and related costs of sales are now included under the caption "Business management, consulting and managed IT services" within the accompanying Condensed Consolidated Statements of Income. These amounts were formerly included as a component of "Support and maintenance" within the Condensed Consolidated Statements of Income.
•The former captioned item, "Business management services," within the Condensed Consolidated Statements of Income has been changed to "Business management, consulting and managed IT services" to reflect the additional revenue streams included under the recaptioned item as a result of the aforementioned reclassifications.
These reclassifications had no effect on previously reported total sales revenues, total costs of sales, gross profit, operating income, income before taxes or net income.
Amounts presented for the three months ended March 31, 2012 have been reclassified to conform to the current presentation. The following table provides the amounts reclassified for the three months ended March 31, 2012:

Sales revenues:
Support and maintenance	$(1,470,694)
Business management, consulting and managed IT services	$1,470,694
Costs of sales:
Support and maintenance	$(802,047)
Business management, consulting and managed IT services	$802,047

2.     REVENUE RECOGNITION
The Company recognizes revenue in accordance with accounting principles generally accepted in the United States of America, principally those required by the Software topic and Revenue Recognition subtopic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”) and those prescribed by the SEC.
The Company's revenue is generated from three sources:

•	System Sales - the sale of information systems, which includes perpetual software licenses, conversion, installation and training services, hardware and peripherals;

•
Support and Maintenance - the provision of system support services, which includes software application support, hardware maintenance, continuing education, "Software as a Service" (or "SaaS") products, and forms and supplies; and

•
Business Management, Consulting and Managed IT Services - the provision of business management services, which includes electronic billing, statement processing, payroll processing, accounts receivable management, contract management and insurance services, as well as Internet service provider ("ISP") products and consulting and managed IT services (collectively, "other professional IT services").

System Sales, Software Application Support, and Hardware Maintenance
The Company enters into contractual obligations to sell hardware, perpetual software licenses, conversion, installation and training services, and support and maintenance services. On average, the Company is able to complete a system installation in three to four weeks. The methods employed by the Company to recognize revenue, which are discussed by element below, achieve results materially consistent with the provisions of Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, due to the relatively short period during which there are multiple undelivered elements, the relatively small amount of non-software related elements in the system sale arrangements, and the limited number of contracts in-process at the end of each reporting period. The Company recognizes revenue on the elements noted above as follows:
•Software application support and hardware maintenance – We have established vendor-specific objective evidence (“VSOE”) of the fair value of our software application support and hardware maintenance services by reference to the price our customers are required to pay for the services when sold separately via renewals. Support and maintenance revenue is recognized on a straight-line basis over the term of the maintenance contract, which is generally three to five years.
•Hardware – We recognize revenue for hardware upon shipment. The selling price of hardware is based on management’s best estimate of selling price, which consists of cost plus a targeted margin.
•Software licenses and installation and training – The selling price of software licenses and installation and training is based on management’s best estimate of selling price. In determining management’s best estimate of selling price, we consider the following: (1) competitor pricing, (2) supply and demand of installation staff, (3) overall economic conditions, and (4) our pricing practices as they relate to discounts. With the exception of those arrangements with extended payment terms that are not comparable to our historical arrangements (see Note 8), the method of recognizing revenue for the perpetual license of the associated modules included in the arrangement and the related installation and training services over the term the services are performed is on a module by module basis as the respective installation and training for each specific module is completed as this is representative of the pattern of provision of these services.
SaaS, ISP, and Other Professional IT Services
The Company accounts for SaaS contracts in accordance with the requirements of the Hosting Arrangement section under the Software topic and Revenue Recognition subtopic of the Codification. The Codification states that the software elements of SaaS products should not be accounted for as a hosting arrangement “if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software.” Each SaaS contract includes a system purchase and buyout clause, and this clause specifies the total amount of the system buyout. In addition, a clause is included which states that should the system be bought out by the customer, the customer would be required to enter into a general support agreement (for post-contract support services) for the remainder of the original SaaS term. Accordingly, the Company has concluded that SaaS customers do not have the right to take possession of the system without significant penalty (i.e., the purchase price of the system), resulting in the determination that these contracts are service contracts for which revenue is recognized when the services are performed.
The Company will occasionally provide ISP and other professional IT services. We consider these services to be non-software elements. The selling price of these services is based on third-party evidence of selling price of similar services. Revenue from this element is recognized as the services are performed.
Business Management Services
Business management services consist of electronic billing services, statement processing services, payroll processing, accounts receivable management services, contract management and insurance services. While business management service arrangements are contracts separate from the system sale and support and maintenance contracts, these contracts are sometimes executed within a short time frame of each other. The selling price of these services is based on VSOE of fair value by reference to the rate our customers renew as well as the rate at which the services are sold to customers when the business management services agreement is not executed within a short time frame. Because the pricing is transaction based (per unit pricing), customers are billed and revenue recognized as services are performed based on transaction levels.
3.     OTHER ACCRUED LIABILITIES
Other accrued liabilities are comprised of the following:

	March 31, 2013	December 31, 2012
Salaries and benefits	$3,400,761	$2,155,435
Commissions	815,935	716,087
Self-insurance reserves	707,400	633,700
Unrecognized tax benefit	850,072	744,705
Other	406,111	271,846
	$6,180,279	$4,521,773
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
Investments are comprised of the following at March 31, 2013:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments (cash and accrued income)	$1,914,417	$—	$—	$1,914,417
Obligations of U.S. Treasury, U.S. government corporations and agencies	1,678,512	962	222	1,679,252
Mortgaged-backed securities	89,755	3,944	—	93,699
Corporate bonds	6,956,672	48,211	2,191	7,002,692
	$10,639,356	$53,117	$2,413	$10,690,060

Shown below are the amortized cost and estimated fair value of securities with fixed maturities at March 31, 2013, by contract maturity date. Actual maturities may differ from contractual maturities because issuers of certain securities retain early call or prepayment rights.

	Amortized Cost	Fair Value
Due in 2013	$4,505,765	$4,515,020
Due in 2014	3,576,005	3,591,521
Due in 2015	2,467,831	2,489,820
Due in 2016	—	—
Due thereafter	89,755	93,699
	$10,639,356	$10,690,060
Investments were comprised of the following at December 31, 2012:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments (cash and accrued income)	$449,420	$—	$—	$449,420
Obligations of U.S. Treasury, U.S. government corporations and agencies	2,381,313	1,031	565	2,381,779
Mortgaged-backed securities	93,458	2,146	—	95,604
Corporate bonds	7,705,914	53,236	11,344	7,747,806
	$10,630,105	$56,413	$11,909	$10,674,609
The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at March 31, 2013 and December 31, 2012, respectively:

	At March 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Treasury, U.S. government corporations and agencies	$—	$—	$575,201	$222	$575,201	$222
Corporate bonds	165,565	1,759	314,519	432	480,084	2,191
	$165,565	$1,759	$889,720	$654	$1,055,285	$2,413

	At December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Treasury, U.S. government corporations and agencies	$1,649,980	$565	$—	$—	$1,649,980	$565
Corporate bonds	243,612	9,800	668,748	1,544	912,360	11,344
	$1,893,592	$10,365	$668,748	$1,544	$2,562,340	$11,909
Our investment portfolio, including those securities in unrealized loss positions at March 31, 2013, is comprised almost entirely of investment-grade corporate and government debt securities. The Company does not intend to sell the investments that are in an unrealized loss position, and it is not likely that the Company will be required to sell any investments before recovery of their amortized cost basis. As a result, the Company has determined that the unrealized losses are deemed to be temporary impairments as of March 31, 2013. The Company believes that the unrealized losses generally are caused by liquidity discounts and increases in risk premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets.

5.     NET INCOME PER SHARE
The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. There were no dilutive shares outstanding for the three month periods ended March 31, 2013 or March 31, 2012.
6.     INCOME TAXES
The Company accounts for income taxes in accordance with FASB’s Codification topic, Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Deferred tax assets and liabilities are comprised of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Deferred tax assets:
Accounts receivable	$832,377	$696,672
Accrued vacation	1,454,417	1,367,381
Stock-based compensation	487,754	351,850
Accrued liabilities	456,576	432,707
Total deferred tax assets	$3,231,124	$2,848,610
Deferred tax liabilities:
Other comprehensive income	$19,211	$16,974
Depreciation	2,344,184	2,544,199
Total deferred tax liabilities	$2,363,395	$2,561,173
Significant components of the Company’s income tax provision in the Condensed Consolidated Statements of Income for the three months ended March 31 are as follows:

	2013	2012
Current provision:
Federal	$3,234,923	$3,071,416
State	649,366	657,411
Deferred provision:
Federal	(522,782)	(194,023)
State	(59,747)	(25,339)
Total income tax provision	$3,301,760	$3,509,465
The difference between income taxes at the U. S. federal statutory income tax rate of 35% and those reported in the Condensed Consolidated Statements of Income for the three months ended March 31 is as follows:

	2013	2012
Income taxes at U. S. Federal statutory rate	$3,585,919	$3,205,480
State income tax, net of federal tax effect	357,261	405,143
Domestic production activities deduction	(353,563)	(128,690)
Tax credits	(421,467)	—
Other	133,610	27,532
Total income tax provision	$3,301,760	$3,509,465
The Company had unrecognized tax benefits of $850,072 related to uncertain tax positions as of March 31, 2013 under the provisions of FASB Codification topic, Income Taxes, which is recorded in other accrued liabilities on the Condensed

Consolidated Balance Sheet. No accrued interest or penalties for such positions is recorded. The federal returns for the tax years 2004, 2005, and 2006 are currently under examination by the Internal Revenue Service, primarily in relation to research credits claimed on those returns by the Company. The federal returns for tax years 2007 through 2011 remain open to examination, and the tax years 2006 through 2011 remain open to examination by other taxing jurisdictions to which the Company is subject.
7.     STOCK-BASED COMPENSATION AND EMPLOYEE INCENTIVE PROGRAMS
Stock-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee’s or non-employee director’s requisite service period.
The following table shows total stock-based compensation expense for the three months ended March 31, 2013 and 2012, included in the Condensed Consolidated Statements of Income:

	Three Months Ended
	March 31, 2013	March 31, 2012
Costs of sales	$114,999	$114,999
Operating expenses	233,474	190,002
Pre-tax stock-based compensation expense	348,473	305,001
Less: income tax effect	135,904	118,950
Net stock-based compensation expense	$212,569	$186,051
2005 Restricted Stock Plan
On April 18, 2011, the Compensation Committee of the Board of Directors approved the grant of a total of 100,346 shares of restricted stock, effective April 18, 2011, to certain executive officers of the Company. The grant date fair value was $60.79 per share. Under the terms of the restricted stock award agreements with the executive officers, the shares of restricted stock are scheduled to vest in five equal annual installments commencing on April 18, 2012 and each April 18 thereafter, assuming that the recipient of the award continues to serve as an executive officer of the Company on each applicable vesting date. Compensation expense for this grant will be recognized on a straight-line basis over five years.
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
On March 4, 2013, the Compensation Committee of the Board of Directors approved the grant of a total of 2,390 shares of restricted stock, effective March 4, 2013, to the five non-employee directors of the Company under the Company's 2012 Restricted Stock Plan for Non-Employee Directors. The grant date fair value was $52.32 per share. Under the terms of the restricted stock award agreements with the non-employee directors, the shares of restricted stock are scheduled to vest on the third anniversary of the date of grant, assuming that the recipient of the grant continues to serve as a director of the Company on the vesting date. Compensation expense for this grant will be recognized on a straight-line basis over three years.

A summary of activity under the 2005 Restricted Stock Plan and the 2012 Restricted Stock Plan for Non-Employee Directors (the “Plans”) for the three-month periods ended March 31, 2013 and 2012 is as follows:

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock outstanding at beginning of period	94,729	$59.12	100,346	$60.79
Granted	2,390	52.32	—	—
Vested	—	—	—	—
Nonvested stock outstanding at end of period	97,119	$58.95	100,346	$60.79
As of March 31, 2013, there was $4,474,394 of unrecognized compensation cost related to non-vested restricted stock granted under the Plans.
2013 Incentive Program
On March 4, 2013, the Board of Directors, upon the recommendation of the Compensation Committee, adopted a short-term incentive program for 2013 for the executive officers of the Company, other than executive officers earning any commission-based compensation (the “2013 Incentive Program”). Under the 2013 Incentive Program, certain executive officers of the Company were granted a short-term incentive cash bonus opportunity based on the achievement of a specified level of financial performance, specifically the Company’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”) in 2013 (“2013 EBITDA”) compared to the Company’s EBITDA in 2012 (“2012 EBITDA”).
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

The components of these lease receivables were as follows on March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Total minimum lease payments receivable	$9,727,854	$13,665,300
Less allowance for losses	(1,045,351)	(662,315)
Less unearned income	(750,545)	(970,508)
Lease receivables	7,931,958	12,032,477
Less current portion	(3,169,931)	(4,169,644)
Amounts due after one year	$4,762,027	$7,862,833
Future minimum lease payments to be received subsequent to March 31, 2013 are as follows:

2013	$3,672,239
2014	3,453,957
2015	2,006,944
2016	524,033
2017	70,681
Thereafter	—

Total minimum lease payments to be received	9,727,854
Less unearned income	(750,545)

Net leases receivable	$8,977,309

The Company has also sold information and patient care systems to certain healthcare providers under extended payment terms. These receivables, included in the current portion of financing receivables, typically have expected terms from 3 to 12 months. Total amounts receivable under these arrangements at March 31, 2013 and December 31, 2012 were $11,929,712 and $448,487, respectively.
Credit Quality of Financing Receivables and Allowance for Credit Losses
The following table is a roll-forward of the allowance for financing credit losses for the year ended December 31, 2012 and three months ended March 31, 2013:

	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
December 31, 2012	$447,321	$214,994	$—	$—	$662,315
March 31, 2013	$662,315	$383,036	$—	$—	$1,045,351
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

Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. To facilitate customer collection and credit monitoring efforts, financing receivables amounts are invoiced and reclassified to trade accounts receivable when they become due, with all invoiced amounts placed on nonaccrual status. As a result, all past due amounts related to the Company’s financing receivables are included in trade accounts receivable in the accompanying Condensed Consolidated Balance Sheets. The following is an analysis of the age of financing receivables amounts that have been reclassified to trade accounts receivable and were past due as of March 31, 2013 and December 31, 2012:

	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due
March 31, 2013	$945,556	$347,716	$488,500	$1,781,772
December 31, 2012	$1,108,108	$297,812	$301,896	$1,707,816
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
Because amounts are reclassified to trade accounts receivable when they become due, there are no past due amounts included within the financing receivables or the financing receivables, current portion, net amounts in the accompanying Condensed Consolidated Balance Sheets.
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

	March 31, 2013	December 31, 2012
Customer balances with amounts reclassified to trade accounts receivable that are:
1 to 90 Days Past Due	$6,975,222	$7,337,602
91 to 180 Days Past Due	50,824	1,028,235
181 + Days Past Due	806,349	252,770
Total customer balances with past due amounts reclassified to trade accounts receivable	$7,832,395	$8,618,607
Total customer balances with no past due amounts reclassified to trade accounts receivable	1,144,914	4,076,185
Total financing receivables with contractual maturities of one year or less	11,929,712	448,487
Less allowance for losses	(1,045,351)	(662,315)
Total financing receivables	$19,861,670	$12,480,964
First Generation Meaningful Use Installment Plans
During 2012, the Company entered into multiple customer license agreements with payment terms requiring the customer to remit to the Company incentive payments (not to exceed the remaining balance of the contract price) received under the American Recovery and Reinvestment Act of 2009 (“ARRA”) for adoption of qualifying electronic health records (“EHRs”), with only nominal payment amounts required until the customer’s receipt of such incentive payments. If no such incentive payments are received by the customer or if such payments are not sufficient to pay the remaining balance under the arrangement, payments continue at contracted nominal amounts until the balance of the contract price is paid in full. Because of the significant difference in the underlying economics of these arrangements compared to our historical financing receivables, management has determined that these arrangements are not comparable to historical arrangements. In accordance with the Software topic and Revenue Recognition subtopic of the Codification, the Company recognizes revenue related to these arrangements as the amounts become due. Anticipated future cash flows from these 2012 licensing arrangements are excluded from the Company’s financing receivables and deferred revenue in the accompanying Condensed Consolidated Balance Sheets. Direct, incremental costs in the amount of $475,714, included as a component of prepaid expenses and other in the accompanying Condensed Consolidated Balance Sheets, have been capitalized as of March 31, 2013 related to these arrangements.
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
The fair values of the Company’s available-for-sale securities are based on matrix pricing for the periods ended March 31, 2013 and December 31, 2012, which uses observable market-based inputs (such as benchmark yields) in addition to quoted prices in active markets to derive fair values. As a result, these inputs are classified as Level 2 within the fair value hierarchy. We generally apply fair value techniques on a non-recurring basis associated with (1) valuing potential impairment loss related to financing receivables accounted for pursuant to Codification topic, Leases, and (2) valuing potential impairment loss related to long-lived assets accounted for pursuant to Codification topic, Property, Plant and Equipment, when events or circumstances indicate a possible impairment.
The following tables summarize the carrying amounts and fair values of certain assets and liabilities at March 31, 2013 and December 31, 2012:

		Fair Value at March 31, 2013 Using
		Quoted Prices in
	Carrying	Active Markets for	Significant Other	Significant
	Amount at	Identical Assets	Observable Inputs	Unobservable Inputs
	3/31/2013	(Level 1)	(Level 2)	(Level 3)
Description
Available-for-sale securities
Short-term investments (cash and accrued income)	$1,914,417	$—	$1,914,417	$—
Mortgage backed securities	93,699	—	93,699	—
Obligations of U.S. Treasury, U.S. government corporations and agencies	1,679,252	—	1,679,252	—
Corporate bonds	7,002,692	—	7,002,692	—
Total available-for-sale securities	$10,690,060	$—	$10,690,060	$—

		Fair Value at December 31, 2012 Using
		Quoted Prices in
	Carrying	Active Markets for	Significant Other	Significant
	Amount at	Identical Assets	Observable Inputs	Unobservable Inputs
	12/31/2012	(Level 1)	(Level 2)	(Level 3)
Description
Available-for-sale securities
Short-term investments (cash and accrued income)	$449,420	$—	$449,420	$—
Mortgage backed securities	95,604	—	95,604	—
Obligations of U.S. Treasury, U.S. government corporations and agencies	2,381,779	—	2,381,779	—
Corporate bonds	7,747,806	—	7,747,806	—
Total available-for-sale securities	$10,674,609	$—	$10,674,609	$—
Accrued income in the above tables represents earnings due and payable to our investment portfolio at any point in time but not yet received.
The carrying amount of other financial instruments reported in the balance sheet for current assets and current liabilities approximate their fair values because of the short-term nature of these instruments.
11.     RECENT ACCOUNTING PRONOUNCEMENTS
New Accounting Standards Adopted in 2013
There were no new standards required to be adopted during the three months ended March 31, 2013 that will have a material impact on our financial statements.
New Accounting Standards Yet to be Adopted
There are no new standards required to be adopted in future periods that will have a material impact on our financial statements.
12.     SUBSEQUENT EVENTS
On April 22, 2013, the Company announced a dividend for the second quarter of 2013 in the amount of $0.51 per share, payable on May 24, 2013, to stockholders of record as of the close of business on May 9, 2013.

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
Additional information concerning these and other factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission.
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
We sell a fully integrated, enterprise-wide financial and clinical hospital information system comprised of all necessary software, hardware, peripherals, forms and office supplies, together with comprehensive customer service and support. We also offer business management, consulting and managed information technology ("IT") services, including electronic billing submissions, patient statement processing and accounts receivable management, as part of our overall information system solution. We believe that as our customer base grows, the demand for our business management, consulting and managed IT services will also continue to grow, supporting further increases in recurring revenues.
Our system currently is installed and operating in over 650 hospitals in 45 states and the District of Columbia. Our customers consist of community hospitals with 300 or fewer beds, with hospitals having 100 or fewer acute care beds comprising approximately 94% of our customers.
Management Overview
Historically we have primarily sought revenue growth through sales of healthcare information technology systems and related services to existing and new customers within our historic target market. Our strategy has produced consistent revenue growth over the long-term, as reflected in five- and ten-year compounded annual growth rates in revenues of approximately 10.8% and 9.5%, respectively, as of the end of our most recently completed fiscal year. Selling new and additional products and services to our existing customer base is an important part of CPSI’s future revenue growth. We believe that as our customer base grows, the demand for additional products and services, including business management services, will also continue to grow, supporting further increases in recurring revenues. We also expect to drive revenue growth from new product development that we may generate from our research and development activities.
In January 2013, we announced the formation of TruBridge, LLC ("TruBridge"), a wholly-owned subsidiary of CPSI. TruBridge provides the business management, consulting and managed IT services that historically had been provided by CPSI, with the expectation of expanding both our service offerings and our footprint in this particular marketplace in the future. We expect this strategic initiative to allow us to more fully take advantage of the market opportunities in providing such services by facilitating the expansion of our target market to include the entire rural and community hospital market, no longer limiting the market for our services to hospitals where CPSI already serves as the primary IT vendor.
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
Over the past five years, we have experienced an increase in customers seeking financing arrangements from us for system installations as a result of ongoing challenging economic conditions and tightened lending standards. Additionally, as our new system installation customer base expects significant future cash inflows in the form of EHR incentive payments, we have experienced a significant demand for financing arrangements allowing new system installation customers to minimize the near-term impact on their current cash resources. As a result, we have experienced a significant increase in financing arrangements that allow customers to utilize anticipated cash inflows under the EHR incentive programs in satisfaction of their payment obligations in purchasing our EHR solution. The increased demand for financing arrangements has resulted in nearly all of our new system installation customers seeking and receiving financing arrangements during the first quarter of 2013. Historically, we have made financing arrangements available to customers on a case-by-case basis depending upon various aspects of the proposed contract and customer attributes. These financing arrangements include short-term payment plans, longer-term lease financing through us or third-party financing companies, and Software as a Service (SaaS) arrangements. We intend to continue to work with prospective customers to provide for financing arrangements to purchase our systems so long as such arrangements do not adversely affect our financial position or liquidity. We believe that meeting the financial needs of community-based hospitals while allowing for the profitable expansion of our footprint in this market will remain both an opportunity and a challenge for us in the foreseeable future.
Despite the ongoing challenging economic conditions generally, including continued tightened lending standards, we have not experienced a decline in demand for our products and services and our collections of receivables remain consistent with historical trends.
American Recovery and Reinvestment Act of 2009
While the ongoing challenging economic conditions and tightened lending standards have impacted and could continue to impact the rural and community hospitals that comprise our target market, we believe that the American Recovery and Reinvestment Act of 2009 (the "ARRA") has increased and will continue to increase demand for healthcare information technology and will have a positive impact on our business prospects through 2015. The ARRA includes more than $19 billion in funding to aid healthcare organizations in modernizing their operations through the acquisition and wide-spread use of healthcare information technology. Included in the funding is approximately $17.2 billion in incentives through Medicare and Medicaid reimbursement systems to encourage and assist healthcare providers in adopting and using electronic health records ("EHR"). These incentive payments began in 2011, but if an eligible healthcare provider does not begin to demonstrate meaningful use of EHRs by October 1, 2015, then reimbursement under Medicare will begin to be reduced. Our hospital customers began receiving these incentive payments under the ARRA in 2011. As of May 3, 2013, approximately 281 of our hospital customers had received payments for EHR adoption totaling more than $296 million.
We have been focused on ensuring that we take the necessary steps to meet the needs of rural and community hospitals to help them gain access to the incentives made available under the ARRA. Primary among those steps is ensuring that our technology meets the ARRA’s EHR certification requirements. During 2010, both our hospital and medical practice EHR solutions were certified as a complete EHR by CCHIT®. Receiving this certification for both our hospital and medical practice EHR products ensures that both hospitals and providers using our EHR systems can attain “meaningful use” of EHRs and qualify for certain EHR incentives. According to data reported by the Office of the National Coordinator for Health Information Technology, along with the Centers for Medicare and Medicaid Services, as of January 2013 CPSI is second among all vendors in terms of successful hospital customer attestations for complete EHR systems. As a result of our obtaining the CCHIT® certification and our track record with our hospital customers successfully achieving meaningful use, the ARRA has had and should continue to have a positive impact on our business and the businesses of the rural and community hospitals that comprise our target market.
Health Care Reform
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, collectively referred to as the “Health Reform Laws.” This sweeping legislation implements changes to the healthcare and health insurance industries from 2010 through 2015, with the ultimate goal of requiring substantially all U.S. citizens and legal residents to have qualifying health insurance coverage by 2014 and providing the means by which it will be made available to them. We anticipate that the Health Reform Laws will have little direct impact on our internal operation but may have a significant impact on the businesses of our hospital customers once fully in effect. We have not been able to determine at this point whether the impact will be positive, negative or neutral; however, it is likely that the Health Reform Laws will affect hospitals differently depending upon the populations they service. Rural and community hospitals typically service higher uninsured populations than larger urban hospitals and rely more heavily on Medicare and Medicaid for reimbursement. It remains to be seen whether the increase in the insured populations for rural and community hospitals, as well as the increase in Medicare and Medicaid reimbursements under ARRA for hospitals that implement EHR technology, will be enough to offset cuts in Medicare and Medicaid reimbursements contained in the Health Reform Laws.
We believe healthcare initiatives will continue during the foreseeable future. If adopted, some aspects of previously proposed reforms, such as further reductions in Medicare and Medicaid payments, could adversely affect the businesses of our customers and thereby harm our business.
Deficit Reduction/Sequestration
President Obama signed legislation on August 2, 2011, the Budget Control Act of 2011, to increase the U.S. debt ceiling. This legislation mandates significant cuts in federal spending over the next decade, as the special bipartisan Congressional committee appointed under the legislation failed to take any action on deficit reduction. Although Medicaid is specifically exempted from the federal spending cuts mandated by the legislation, it calls for a reduction of up to 2% in federal Medicare spending, all of which will be achieved by reduced reimbursements to healthcare providers. With the passage of the American

Taxpayer Relief Act of 2012, the reduced reimbursements provided for under the Budget Control Act took effect starting on March 1, 2013. As our hospital customers rely heavily on reimbursements from Medicare to fund their operations, the anticipated reduction in reimbursement rates, although capped at 2%, could negatively affect the businesses of our customers and our business.
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
Results of Operations
During the three months ended March 31, 2013, we generated revenues of $49.5 million from the sale of our products and services, as compared to $44.5 million in the three months ended March 31, 2012, an increase of 11.4%. We installed our core financial and patient accounting system in seven new hospitals in the first three months of 2013 compared to nine in the first three months of 2012. Additionally, our expanding customer base resulted in continued growth in support and maintenance revenues and business management, consulting and managed IT services revenues. Our net income for the three months ended March 31, 2013 increased 22.9% from the first three months of 2012, while cash flow from operations decreased 35.4%, primarily as a result of increases in our financing receivables.
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
Meaningful use is measured in three stages over five years. Each stage represents a level of adoption of EHR. To qualify for stimulus payments for each stage, the provider is required to report compliance for a consecutive 90-day period during the calendar year. The dollar amount of stimulus payments during stage one of the EHR incentive program is scheduled to begin decreasing in 2013. Final rules governing stage two of the EHR incentive program were published in September 2012, and specify that the earliest the stage two criteria will be effective is in fiscal year 2014 for eligible hospitals and critical access hospitals. Due to the deadlines associated with the 90-day compliance requirement, our results have become and will remain uneven during the term of the ARRA program, with system sales activity relating to ARRA likely being higher in the first two quarters of our fiscal year and lower in the last two quarters of our fiscal year. However, based on factors such as those presented below, the recognition of revenue may not be in a pattern consistent with changes in system sales activity.
During 2012, we included language in certain of our customer license agreements that more evenly matched customers’ anticipated cash inflows under the EHR incentive program with the necessary cash outflows for purchasing our EHR solution (“First Generation Meaningful Use Installment Plans”, previously referred to as "Extended Meaningful Use Installment Plans" in our prior filings with the Securities and Exchange Commission). Under these arrangements, a customer is required to remit to us incentive payments (not to exceed the remaining balance under the arrangement) received for adoption of qualifying EHRs upon receipt of such funds, with only nominal payments required until the customer’s receipt of such incentive payments. If no such incentive payments are received by the customer or if such payments are not sufficient to pay the remaining balance under the arrangement, payments continue at contracted nominal amounts until the balance of the contract price is paid in full. EHR incentive payments aside, these nominal payment amounts would result in the overall duration of the payment periods significantly exceeding that of our historical financing arrangements. As a result, revenue from these arrangements is recognized as the amounts become due. As of March 31, 2013, we have accumulated unrecognized revenue of $5.2 million to be recognized as the amounts become due under these contracts. Of the customers contributing to the $5.2 million in accumulated unrecognized revenue as of March 31, 2013, approximately one-third have attested to stage one of meaningful use as of May 3, 2013, with each of those customers attesting to stage one having already received related Medicaid incentive payments. Medicare payments, which are typically significantly larger than the related Medicaid payments, are still pending for most of these customers. Our experience suggests an average time from successful attestation in stage one to receipt of funds from Medicare under the EHR incentive program of approximately six weeks. Overall with respect to these contracts, we typically experience a timeframe of 6 to 12 months from the date of installation to receipt of funds under the EHR incentive program. The final new system installation under a First Generation Meaningful Use Installment Plan was performed during the fourth quarter of 2012, and the Company does not expect to offer such payment terms going forward. As a result, aside from the anticipated recognition of the $5.2 million of accumulated unrecognized revenue as of March 31, 2013, we do not expect First Generation Meaningful Use Installment Plans to have a significant impact on our future financial statements.

Beginning in the fourth quarter of 2012, we ceased offering First Generation Meaningful Use Installment Plans to our customers, opting instead for license agreements with payment terms that provide us with greater visibility into and control over the customer's meaningful use attestation process and significantly reducing the maximum timeframe over which customers must satisfy their full payment obligations in purchasing our system (“Second Generation Meaningful Use Installment Plans”). As the overall payment period durations of the Second Generation Meaningful Use Installment Plans are consistent with that of our historical system sale financing arrangements, revenues under the Second Generation Meaningful Use Installment Plans are recognized upon installation of our EHR solution. Nearly all of our new system installations during the three months ended March 31, 2013 have been under Second Generation Meaningful Use Installment Plans, resulting in a significant increase in our financing receivables balances from December 31, 2012 to March 31, 2013. We expect the trend towards increased financing arrangements (predominantly through Second Generation Meaningful Use Installment Plans) to continue for the next few years.
The following table sets forth certain items included in our results of operations for the three months ended March 31, 2013 and 2012, expressed as a percentage of our total revenues for these periods (dollar amounts in thousands):

	Three Months Ended March 31,
	2013		2012
	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
System sales	$20,722	41.8%	$17,075	38.4%
Support and maintenance (1)	17,677	35.7%	16,666	37.5%
Business management, consulting and managed IT services (1)	11,150	22.5%	10,749	24.2%
Total sales revenues	49,549	100.0%	44,490	100.0%
Costs of sales:
System sales	13,251	26.7%	11,899	26.7%
Support and maintenance (1)	7,239	14.6%	6,867	15.4%
Business management, consulting and managed IT services (1)	6,940	14.0%	6,456	14.5%
Total costs of sales	27,430	55.4%	25,222	56.7%
Gross profit	22,119	44.6%	19,268	43.3%
Operating expenses:
Sales and marketing	3,576	7.2%	3,640	8.2%
General and administrative	8,434	17.0%	6,628	14.9%
Total operating expenses	12,010	24.2%	10,268	23.1%
Operating income	10,109	20.4%	9,000	20.2%
Other income:
Interest income	136	0.3%	159	0.4%
Total other income	136	0.3%	159	0.4%
Income before taxes	10,245	20.7%	9,159	20.6%
Income taxes	3,302	6.7%	3,509	7.9%
Net income	$6,943	14.0%	$5,650	12.7%
(1) Prior year amounts have been reclassified to reflect the current presentation. See Note 1 to the condensed consolidated financial statements, included herein.
Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012
Revenues. Total revenues for the three months ended March 31, 2013 increased 11.4%, or $5.1 million, compared to the three months ended March 31, 2012. This was largely attributable to an increase in system sales revenues, primarily caused by an increase in new system installations under Second Generation Meaningful Use Installment Plans combined with revenue recognized related to First Generation Meaningful Use Installment Plans of $1.8 million (net of approximately $0.5 million of additional unrecognized revenue accumulated during the three months ended March 31, 2013 related to these arrangements). Additionally, we experienced an increase in support and maintenance revenues and business management, consulting and managed IT services revenues due to a larger customer base and increased applications within that customer base requiring support and maintenance services, as well as increased demand and market acceptance of our business management, consulting and managed IT services revenues.
System sales revenues increased by 21.4%, or $3.6 million, for the comparative three-month periods. We completed financial and patient software system installations at seven new hospital clients in the first quarter of 2013 (none of which was under a First Generation Meaningful Use Installment Plan) compared to nine in the first quarter of 2012 (three of which were under First Generation Meaningful Use Installment Plans). Sales to existing customers accounted for 57.3% of our system sales revenues for the first quarter of 2013 compared to 72.1% for the first quarter of 2012. During the first quarter of 2012, the Company installed systems under First Generation Meaningful Use Installment Plans for which a substantial majority of the consideration is not received or revenue recognized until the customers successfully achieve "meaningful use" designation and receive related stage one ARRA incentive payments. These arrangements resulted in $5.1 million of accumulated unrecognized revenue during the first quarter of 2012 and revenue recognized (net of additional unrecognized revenue accumulated) of $1.8 million during the first quarter of 2013. Excluding the net effect on revenue resulting from these arrangements, adjusted system sales (as hereinafter defined in the "Non-GAAP Financial Measures" section below) decreased $3.3 million, or 14.9%, due to the combined effects of fewer new system installations and a decrease in add-on sales to existing customers.
Support and maintenance revenues increased by 6.1%, or $1.0 million, for the comparative three-month periods. Support service fees increased by 9.1%, or $1.4 million, due to an increase in recurring revenues as a result of a larger customer base, an increase in support fees for add-on business sold to existing customers, and increases in support rates from contractually agreed upon Consumer Price Index (“CPI”) rate increases. The increase in support service fees was partially offset by a 35.3%, or $0.3 million, decrease in SaaS, hosting and other fees as a result of the high volume over the past 18 months of previously installed SaaS arrangements that have been converted to perpetual licenses at the customers' request.
Business management, consulting and managed IT services revenues increased by 3.7%, or $0.4 million, for the comparative three-month periods. We experienced this increase in business management, consulting and managed IT services revenues primarily as a result of growth in customer demand for accounts receivable management, private pay, revenue cycle management and cloud computing services.
Costs of Sales. Total costs of sales increased by 8.8%, or $2.2 million, for the comparative three-month periods. As a percentage of total revenues, costs of sales decreased slightly to 55.4% from 56.7%.
Costs of system sales increased by 11.4%, or $1.4 million, for the comparative three-month periods. The increase in costs of system sales was due to increases in payroll and related costs, travel costs, and costs of third party software subscriptions. Payroll and related costs increased $0.3 million due to increased personnel, and the cost of third party software subscriptions increased $0.3 million as a result of our expanding customer base utilizing such subscribed third party software services. Travel costs increased $0.7 million as the Company's system installations for the first quarter of 2013 were more heavily concentrated in geographic areas requiring higher travel costs. The gross margin on system sales increased to 36.1% for the three-month period ended March 31, 2013 from 30.3% in the three-month period ended March 31, 2012. Excluding the net effect on revenue resulting from First Generation Meaningful Use Installment Plans (which were used by the Company in 2012) and the deferral of the related cost of equipment, the adjusted gross margin on system sales (as hereinafter defined in the “Non-GAAP Financial Measures” section below) decreased to 30.2% in the three-month period ended March 31, 2013 from 44.0% in the three-month period ended March 31, 2012. The table below summarizes the major components of costs of system sales as a percentage of system sales revenues:

	Three Months Ended
	March 31, 2013	March 31, 2012
Payroll and related expenses	30.4%	34.7%
Travel expenses	18.8%	18.9%
Cost of equipment	9.0%	10.5%
Excluding the net effect on revenue and cost of equipment resulting from First Generation Meaningful Use Installment Plans, payroll and related expenses, travel expense, and adjusted cost of equipment (as hereinafter defined in the “Non-GAAP Financial Measures” section below) would represent 33.3%, 20.6% and 9.6%, respectively, of adjusted system sales (as hereinafter defined in the “Non-GAAP Financial Measures” section below) for the first quarter of 2013 compared to 26.8%, 14.5% and 10.5%, respectively, for the first quarter of 2012. Please see the tables set forth below under the caption “Non-GAAP Financial Measures” for a reconciliation of each of these non-GAAP financial measures to the comparable financial measure determined in accordance with generally accepted accounting principles in the United States (“GAAP”).

Cost of support and maintenance increased 5.4%, or $0.4 million, for the comparative three-month periods, primarily due to an increase in payroll and related costs of 9.0%, or $0.6 million, due to increased personnel. The gross margin on support and maintenance revenues increased slightly to 59.1% for the three-month period ended March 31, 2013 from 58.8% for the three-month period ended March 31, 2012.
Our costs associated with business management, consulting and managed IT services increased 7.5%, or $0.5 million, for the comparative three-month periods due primarily to an increase in payroll and related costs. The gross margin on these services decreased to 37.8% for the three-month period ended March 31, 2013 from 39.9% for the three-month period ended March 31, 2012 due to the disproportionate increase in payroll and related costs versus revenues. Payroll and related expenses increased 16.3%, or $0.6 million, as a result of adding more employees in order to support and develop our growing customer base and increase capacity in advance of anticipated future increases in demand.
Sales and Marketing Expenses. Sales and marketing expenses remained relatively unchanged at $3.6 million for each of the three-month periods.
General and Administrative Expenses. General and administrative expenses increased 27.3%, or $1.8 million, for the comparative three-month periods, with the largest contributing factor being a 56.3%, or $0.9 million, increase in group health insurance expense due to the combined factors of increased overall headcount and continuing increases in healthcare costs. Bad debt expense increased $0.2 million due to the significant increase in our financing receivables balances, resulting in significant additions to our general reserve within the allowance for credit losses. We also experienced a $0.2 million increase in expenses related to our regional user groups and a $0.2 million increase in retirement plan costs. The increase in regional user group related expenses is the result of multiple regional "Best Practices" conferences being held during the first quarter of 2013, with retirement plan costs increasing as a result of additional personnel added over the trailing twelve months.
As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses increased to 24.2% for the three-month period ended March 31, 2013 compared to 23.1% for the three-month period ended March 31, 2012.
As a result of the foregoing factors, income before taxes increased by 11.9%, or $1.1 million, from the three months ended March 31, 2012.
Income Taxes. Our effective income tax rate for the three-month periods ended March 31, 2013 and 2012 was 32.2% and 38.3%, respectively. The significant decrease in our effective income tax rate is primarily due to an increase in the estimated qualified production activities income used in calculating the Domestic Production Activities Deduction (“DPAD”) and is based on information obtained in preparing and filing our 2011 federal and state income tax returns. The Company also recognized the full net benefit for the federal research and development tax credit for the entire 2012 fiscal year during the first quarter of 2013, resulting in a net benefit of $0.3 million. The federal research and development tax credit expired effective December 31, 2011, but was retroactively extended for amounts incurred from January 1, 2012 through December 31, 2013, when the American Taxpayer Relief Act of 2012 (“ATRA”) was signed into law in January 2013. No tax benefit from these credits was recorded during 2012 as applicable accounting standards require that such benefits are to be recorded in the period that the legislation is enacted.
As the ATRA was signed into law during the first quarter of 2013 and applicable accounting standards require that the entire amount of the tax benefit be recorded in the period that the ARTA was enacted, no tax benefit from these potential credits was recorded for 2012 and the full amount of such benefit was recorded in the first quarter of 2013.
Net Income. Net income for the three months ended March 31, 2013 increased by 22.9%, or $1.3 million, to $6.9 million, or $0.63 per basic and diluted share, as compared with net income of $5.6 million, or $0.51 per basic and diluted share, for the three months ended March 31, 2012. Net income represented 14.0% of revenue for the three months ended March 31, 2013, as compared to 12.7% of revenue for the three months ended March 31, 2012.
Liquidity and Capital Resources
As of March 31, 2013, we had cash and cash equivalents of $6.8 million, compared to $8.6 million at March 31, 2012. This decrease in cash and cash equivalents is mostly due to a significant decrease in net cash provided by operating activities, as discussed below. Management believes that cash and investments plus cash generated from our normal operating activities should be adequate to fund our business through the remainder of 2013. Our principal source of liquidity has been cash provided by operating activities. Cash provided by operating activities has been used primarily to fund the growth in our business and return cash to stockholders in the form of dividends. We believe that paying dividends is an effective way of providing an investment return to our stockholders and a beneficial use of our cash. However, the declaration of dividends by CPSI is subject to the discretion of our Board of Directors. Our Board of Directors will continue to take into account such matters as general business conditions, our financial results and such other factors as our Board of Directors may deem relevant.
Net cash provided by operating activities for the three months ended March 31, 2013 was $5.5 million, compared to $8.6 million for the three months ended March 31, 2012. This decrease in net cash provided by operating activities is in spite of a 22.9% increase in net income from the first quarter of 2012 to the first quarter of 2013, primarily as a result of significant increases in our financing receivables. We continued to experience increased levels of customers seeking financing arrangements for system installations during the year due to continued challenging economic conditions, unavailability of third-party credit, and the increasing preference by our new system installation customers to minimize the near-term impact that purchasing our system will have on their current cash resources. We expect this trend of increased levels of customers seeking financing arrangements for system installations to continue during the next twelve months, resulting in further increases in our financing receivables. The expected increase in financing receivables, although offset by periodic collections of previously outstanding amounts, could negatively impact our net cash provided by operating activities.
Net cash used in investing activities totaled $2.0 million for the three months ended March 31, 2013, compared to $1.6 million for the three months ended March 31, 2012. We used cash for the purchase of $2.0 million of property and equipment during the first quarter of 2013, with approximately half of that amount related to the build-out of our new facility in Fairhope, Alabama. We do not anticipate the need for significant investing activities for capital expenditures during the remainder of 2013.
Net cash used in financing activities totaled $5.6 million for the three months ended March 31, 2013, compared to $5.1 million for the three months ended March 31, 2012. During the three months ended March 31, 2013, we increased our dividend rate 10.9% to $0.51 per share from $0.46 per share.
Our days sales outstanding, which represents the average collection time for accounts receivable, for the three months ended March 31, 2013 and 2012 were 38 and 48 days, respectively.
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
Off Balance Sheet Arrangements
We had no off-balance sheet arrangements, as defined by Item 303(a)(4) of SEC Regulation S-K, as of March 31, 2013.
The Company has other lease rights and obligations that it accounts for as operating leases that may be reclassified as balance sheet arrangements under accounting pronouncements currently being considered by the Financial Accounting Standards Board ("FASB").
Critical Accounting Policies
Our Management Discussion and Analysis is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make subjective or complex judgments that may affect the reported financial condition and results of operations. We base our estimates on historical experience and other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We continually evaluate the information used to make these estimates as our business and the economic environment changes.
In our Annual Report on Form 10-K for the year ended December 31, 2012, we identified our critical accounting polices related to revenue recognition, allowance for doubtful accounts, allowance for credit losses and estimates. There have been no significant changes to these critical accounting policies for the three months ended March 31, 2013.

Non-GAAP Financial Measures
We have included in the discussion under the caption “Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012” above financial measures that were not prepared in accordance with GAAP. Any analysis of non-GAAP financial measures should be made only in conjunction with results presented in accordance with GAAP. Below, we define each of these non-GAAP financial measures, provide a reconciliation of each non-GAAP financial measures to the most directly comparable financial measure calculated in accordance with GAAP, and discuss the reasons that we believe this information is useful to management and may be useful to investors.
We use the non-GAAP financial measures “adjusted gross margin on system sales,” “adjusted cost of equipment,” and “adjusted system sales.” Management believes these non-GAAP financial measures provide our Board of Directors, investors, potential investors, securities analysts and others with useful information to evaluate our performance because they exclude the impact of unrecognized revenue, recognized revenue and related deferral of cost of equipment resulting from our use of First Generation Meaningful Use Installment Plans. First Generation Meaningful Use Installment Plans were new to the Company in 2012, resulting in the Company not having sufficient experience with comparable arrangements to establish evidence of a standard business practice of historically collecting under the original payment terms of such contracts without making concessions. As a result, the provisions of the Software topic and Revenue Recognition subtopic of the FASB Accounting Standards Codification result in a conclusion that the fee is not fixed or determinable and, as a result, the revenue is to be recognized as the amounts become due. Because the timing of our recognition of revenue under First Generation Meaningful Use Installment Plans is not related to any remaining obligation on the part of the Company, the Company and our Board of Directors use these non-GAAP financial measures to evaluate our performance relative to other periods. We believe that the most directly comparable GAAP measures to adjusted gross margin on system sales, adjusted cost of equipment, and adjusted system sales are gross margin on system sales, cost of equipment, and system sales, respectively. Set forth below are reconciliations of adjusted gross margin on system sales, adjusted cost of equipment, and adjusted system sales to the comparable financial measures calculated in accordance with GAAP (dollar amounts in thousands):
Adjusted Gross Margin on System Sales

	Three Months Ended
	March 31, 2013	March 31, 2012
Gross margin on system sales	$7,471	$5,175
Add: Unrecognized revenue accumulated related to First Generation Meaningful Use Installment Plans	483	5,142
Less: Revenue recognized related to First Generation Meaningful Use Installment Plans	(2,293)	—
Less: Deferred cost of equipment related to First Generation Meaningful Use Installment Plans	(9)	(537)
Add: Amortization of deferred cost of equipment related to First Generation Meaningful Use Installment Plans	53	—
Adjusted gross margin on system sales	$5,705	$9,780
Adjusted Cost of Equipment

	Three Months Ended
	March 31, 2013	March 31, 2012
Cost of equipment	$1,859	$1,799
Add: Deferred cost of equipment related to First Generation Meaningful Use Installment Plans	9	537
Less: Amortization of deferred cost of equipment related to First Generation Meaningful Use Installment Plans	(53)	—
Adjusted cost of equipment	$1,815	$2,336

Adjusted System Sales

	Three Months Ended
	March 31, 2013	March 31, 2012
System sales	$20,722	$17,075
Add: Unrecognized revenue accumulated related to First Generation Meaningful Use Installment Plans	483	5,142
Less: Revenue recognized related to First Generation Meaningful Use Installment Plans	(2,293)	—
Adjusted system sales	$18,912	$22,217

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk relates primarily to the potential change in the value of our investment portfolio as a result of fluctuations in interest rates. The primary purpose of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk of loss. As of March 31, 2013, our investment portfolio consisted of a variety of financial instruments, primarily including, but not limited to, money market securities and high quality government and corporate obligations. It is our intent to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We do not hold financial instruments for trading or other speculative purposes. The securities in our investment portfolio are classified as available-for-sale and, consequently, are recorded on our balance sheet at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in stockholders’ equity.
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
The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of March 31, 2013.

	Aggregate Fair Value	Weighted Average Interest Rate
Cash and Cash Equivalents:
Cash and cash equivalents	$6,805,126	—%
Short-Term Investments: (1)
Accrued income	$46,818	—%
Money market funds	1,867,599	0.11%
Obligations of the U.S. Treasury, U.S government corporations and agencies	1,104,050	1.29%
Corporate debt securities	3,035,362	3.43%
Total short-term investments	$6,053,829
Long-Term Investments: (2)
Obligations of the U.S. Treasury, U.S government corporations and agencies	$575,202	0.21%
Mortgage backed securities	93,699	1.75%
Corporate debt securities	3,967,330	2.59%
Total long-term investments	$4,636,231

(1)	Reflects instruments with a contractual maturity of less than one year.

(2)	Reflects instruments with a contractual maturity of one year or more.
As of March 31, 2013, the Company had no borrowings and, therefore, is not subject to interest rate risks related to debt instruments.

Item 4.	Controls and Procedures.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
From time to time, we are involved in routine litigation that arises in the ordinary course of business. We are not currently involved in any litigation that we believe could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3 to CPSI’s Current Report on Form 8-K dated November 14, 2012 and incorporated herein by reference)

10.1	2013 Executive Officer Incentive Program (filed as Exhibit 10.1 to CPSI's Current Report on Form 8-K dated March 4, 2013 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Form 10-Q for the period ended March 31, 2013

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Date: May 8, 2013	By:	/s/ J. BOYD DOUGLAS
J. Boyd Douglas
President and Chief Executive Officer

Date: May 8, 2013	By:	/S/ DAVID A. DYE
David A. Dye
Chief Financial Officer

Exhibit Index

No.	Exhibit

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3 to CPSI’s Current Report on Form 8-K dated November 14, 2012 and incorporated herein by reference)

10.1	2013 Executive Officer Incentive Program (filed as Exhibit 10.1 to CPSI's Current Report on Form 8-K dated March 4, 2013 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Form 10-Q for the period ended March 31, 2013

Exhibit 31.1

CERTIFICATION

I, J. Boyd Douglas, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Computer Programs and Systems, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 8, 2013	/s/ J. BOYD DOUGLAS
J. Boyd Douglas
President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, David A. Dye, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Computer Programs and Systems, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 8, 2013	/S/ DAVID A. DYE
David A. Dye
Chief Financial Officer

Exhibit 32.1

Certification Pursuant to
18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002
In connection with the Quarterly Report of Computer Programs and Systems, Inc. (the “Company”) on Form 10-Q for the quarterly period ended March 31, 2013, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), J. Boyd Douglas, President and Chief Executive Officer of the Company, and David A. Dye, Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934;

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 8, 2013	/s/ J. BOYD DOUGLAS
J. Boyd Douglas
President and Chief Executive Officer

/S/ DAVID A. DYE
David A. Dye
Chief Financial Officer