Form 10-Q
period 2013-06-30
COMPUTER PROGRAMS & SYSTEMS INC
filed 2013-08-09
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 8, 2013, there were 11,080,062 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.
Form 10-Q
(For the three and six months ended June 30, 2013)

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,583,642	$8,912,457
Investments	10,686,239	10,674,609
Accounts receivable, net of allowance for doubtful accounts of $1,055,000 and $1,124,000, respectively	18,783,001	19,704,767
Financing receivables, current portion, net	27,961,060	4,618,131
Inventories	1,795,356	1,682,008
Deferred tax assets	2,938,682	2,463,567
Prepaid income taxes	415,587	1,809,220
Prepaid expenses and other	913,342	1,081,421
Total current assets	65,076,909	50,946,180
Property and equipment
Land	2,848,276	2,848,276
Buildings and improvements	9,299,660	9,067,504
Maintenance equipment	2,071,230	2,588,452
Computer equipment	5,582,680	5,795,707
Leasehold improvements	4,376,083	3,067,756
Office furniture and equipment	3,472,045	2,845,548
Automobiles	341,387	314,905
	27,991,361	26,528,148
Less accumulated depreciation	(7,931,813)	(7,498,174)
Property and equipment, net	20,059,548	19,029,974
Financing receivables	1,067,272	7,862,833
Total assets	$86,203,729	$77,838,987
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,844,443	$2,980,174
Deferred revenue	9,650,245	7,452,612
Accrued vacation	3,827,871	3,506,106
Other accrued liabilities	5,699,520	4,521,773
Total current liabilities	22,022,079	18,460,665
Deferred tax liabilities	2,184,037	2,176,130
Stockholders’ equity:
Common stock, $0.001 par value; 30,000,000 shares authorized; 11,080,062 and 11,077,672 shares issued and outstanding	11,080	11,078
Additional paid-in capital	33,528,384	32,848,101
Accumulated other comprehensive income	13,919	27,693
Retained earnings	28,444,230	24,315,320
Total stockholders’ equity	61,997,613	57,202,192
Total liabilities and stockholders’ equity	$86,203,729	$77,838,987
The accompanying notes are an integral part of these financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Sales revenues:
System sales	$22,376,682	$17,828,593	$43,098,667	$34,903,111
Support and maintenance	17,737,916	16,878,896	35,414,777	33,544,821
Business management, consulting and managed IT services	13,146,746	11,023,600	24,296,407	21,772,564
Total sales revenues	53,261,344	45,731,089	102,809,851	90,220,496
Costs of sales:
System sales	13,083,461	12,679,266	26,334,039	24,578,510
Support and maintenance	7,160,027	6,659,555	14,412,884	13,526,275
Business management, consulting and managed IT services	7,541,263	6,253,519	14,467,394	12,709,519
Total costs of sales	27,784,751	25,592,340	55,214,317	50,814,304
Gross profit	25,476,593	20,138,749	47,595,534	39,406,192
Operating expenses:
Sales and marketing	4,134,897	3,640,828	7,710,614	7,281,288
General and administrative	8,193,506	6,572,601	16,627,562	13,200,205
Total operating expenses	12,328,403	10,213,429	24,338,176	20,481,493
Operating income	13,148,190	9,925,320	23,257,358	18,924,699
Other income:
Interest income	136,985	189,355	273,299	348,491
Total other income	136,985	189,355	273,299	348,491
Income before taxes	13,285,175	10,114,675	23,530,657	19,273,190
Income taxes	4,799,542	1,853,378	8,101,302	5,362,843
Net income	$8,485,633	$8,261,297	$15,429,355	$13,910,347
Net income per share—basic	$0.77	$0.75	$1.39	$1.26
Net income per share—diluted	$0.77	$0.75	$1.39	$1.26
Weighted average shares outstanding
Basic	11,080,062	11,063,529	11,079,235	11,063,374
Diluted	11,080,062	11,063,529	11,079,235	11,063,374
Dividends declared per share	$0.51	$0.46	$1.02	$0.92

The accompanying notes are an integral part of these financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$8,485,633	$8,261,297	$15,429,355	$13,910,347
Other comprehensive income(loss), net of tax
Unrealized gain(loss) on investments available for sale, net of tax	(17,517)	(10,825)	(13,774)	15,591
Total other comprehensive income(loss), net of tax	(17,517)	(10,825)	(13,774)	15,591
Comprehensive income	$8,468,116	$8,250,472	$15,415,581	$13,925,938

The accompanying notes are an integral part of these financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2012	11,077,672	$11,078	$32,848,101	$27,693	$24,315,320	$57,202,192
Net income	—	—	—	—	15,429,355	15,429,355
Unrealized loss on investments held for sale, net of tax	—	—	—	(13,774)	—	(13,774)
Issuance of restricted stock	2,390	2	(2)	—	—	—
Stock-based compensation	—	—	703,894	—	—	703,894
Dividends	—	—	—	—	(11,300,445)	(11,300,445)
Income tax benefit from restricted stock dividends	—	—	31,989	—	—	31,989
Deficient tax benefit from restricted stock	—	—	(55,598)	—	—	(55,598)
Balance at June 30, 2013	11,080,062	$11,080	$33,528,384	$13,919	$28,444,230	$61,997,613
The accompanying notes are an integral part of these financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating Activities
Net income	$15,429,355	$13,910,347
Adjustments to net income:
Provision for bad debt	1,647,291	234,735
Deferred taxes	(459,131)	(95,674)
Stock based compensation	703,894	614,779
Deficient tax benefit from restricted stock	55,598	96,934
Income tax benefit from restricted stock dividends	(31,989)	(32,404)
Depreciation	1,717,676	1,666,838
Changes in operating assets and liabilities:
Accounts receivable	660,373	954,546
Financing receivables	(17,933,266)	(5,020,792)
Inventories	(113,348)	(326,747)
Prepaid expenses and other	168,079	(751,994)
Accounts payable	(135,731)	316,885
Deferred revenue	2,197,633	846,067
Other liabilities	1,499,512	(563,099)
Prepaid income taxes/income taxes payable	1,370,024	(308,679)
Net cash provided by operating activities	6,775,970	11,541,742
Investing Activities
Purchases of property and equipment	(2,747,250)	(1,671,947)
Purchases of investments	(33,481)	(1,072,303)
Net cash used in investing activities	(2,780,731)	(2,744,250)
Financing Activities
Dividends paid	(11,300,445)	(10,178,163)
Deficient tax benefit from restricted stock	(55,598)	(96,934)
Income tax benefit from restricted stock dividends	31,989	32,404
Net cash used in financing activities	(11,324,054)	(10,242,693)
Decrease in cash and cash equivalents	(7,328,815)	(1,445,201)
Cash and cash equivalents at beginning of period	8,912,457	6,664,482
Cash and cash equivalents at end of period	$1,583,642	$5,219,281
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes, net of refund	$7,092,908	$5,755,951
Reclassification of inventory to property and equipment	$—	$265,741
Write-off of fully depreciated assets	$1,222,325	$8,687,631

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
Reclassifications
With the formation of TruBridge in January 2013 as a wholly-owned subsidiary of the Company focusing exclusively on providing business management, consulting and managed information technology ("IT") services to rural and community healthcare organizations, the Company's presentation of certain revenues and related costs of sales within its Condensed Consolidated Statements of Income was changed, as follows:

•
The Company's consulting and managed IT services revenues and related costs of sales are now included under the caption "Business management, consulting and managed IT services" within the accompanying Condensed Consolidated Statements of Income. These amounts were formerly included as a component of "Support and maintenance" within the Condensed Statements of Income.

•
The former captioned item, "Business management services," within the Condensed Statements of Income has been changed to "Business management, consulting and managed IT services" to reflect the additional revenue streams included under the recaptioned item as a result of the aforementioned reclassifications.

These reclassifications had no effect on previously reported total sales revenues, total costs of sales, gross profit, operating income, income before taxes or net income.
Amounts presented for the three and six months ended June 30, 2012 have been reclassified to conform to the current presentation. The following table provides the amounts reclassified for the three and six months ended June 30, 2012:

	Three months ended June 30, 2012	Six Months Ended June 30, 2012
Sales revenues:
Support and maintenance	$(1,517,914)	$(2,988,609)
Business management, consulting and managed IT services	$1,517,914	$2,988,609
Costs of sales:
Support and maintenance	$(854,043)	$(1,656,090)
Business management, consulting and managed IT services	$854,043	$1,656,090

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

•
Support and Maintenance - the provision of system support services, which includes software application support, hardware maintenance, continuing education, "Software as a Service" (or "SaaS") services, and forms and supplies; and

•
Business Management, Consulting and Managed IT Services - the provision of business management services, which includes electronic billing, statement processing, payroll processing, accounts receivable management, contract management and insurance services, as well as Internet service provider ("ISP") services and consulting and managed IT services (collectively, "other professional IT services").

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

•
Software licenses and installation and training – The selling price of software licenses and installation and training is based on management’s best estimate of selling price. In determining management’s best estimate of selling price, we consider the following: (1) competitor pricing, (2) supply and demand of installation staff, (3) overall economic conditions, and (4) our pricing practices as they relate to discounts. With the exception of certain arrangements with extended payment terms that were entered into in 2012 and that are not comparable to our historical and current arrangements (see Note 8), the method of recognizing revenue for the perpetual license of the associated modules included in the arrangement, and the related installation and training services over the term the services are performed, is on a module by module basis as the respective installation and training for each specific module is completed, as this is representative of the pattern of provision of these services.

SaaS, ISP, and Other Professional IT Services
The Company accounts for SaaS services in accordance with the requirements of the Hosting Arrangement section under the Software topic and Revenue Recognition subtopic of the Codification. The Codification states that the software elements of SaaS services should not be accounted for as a hosting arrangement “if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software.” Each SaaS contract entered into by the Company includes a system purchase and buyout clause, and this clause specifies the total amount of the system buyout. In addition, a clause is included in the contract which states that should the system be bought out by the customer, the customer would be required to enter into a general support agreement (for post-contract support services) for the remainder of the original SaaS term. Accordingly, the Company has concluded that SaaS customers do not have the right to take possession of the system without significant penalty (i.e., the purchase price of the system), resulting in the determination that these contracts are service contracts for which revenue is recognized when the services are performed.
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
3.     OTHER ACCRUED LIABILITIES
Other accrued liabilities are comprised of the following:

	June 30, 2013	December 31, 2012
Salaries and benefits	$2,829,513	$2,155,435
Commissions	832,095	716,087
Self-insurance reserves	670,500	633,700
Unrecognized tax benefit	838,905	744,705
Other	528,507	271,846
	$5,699,520	$4,521,773
4.     INVESTMENTS
The Company accounts for investments in accordance with FASB Codification topic, Investments – Debt and Equity Securities. Accordingly, investments are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity. The Company’s management determines the appropriate classification of investments in fixed income securities at the time of acquisition and re-evaluates the classification at each balance sheet date. An average cost method is used for purposes of determining the cost of investments sold.
Investments are comprised of the following at June 30, 2013:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments (cash and accrued income)	$2,139,002	$—	$—	$2,139,002
Obligations of U.S. Treasury, U.S. government corporations and agencies	3,299,854	626	1,166	3,299,314
Mortgaged-backed securities	84,337	3,223	—	87,560
Corporate bonds	5,140,228	23,848	3,713	5,160,363
	$10,663,421	$27,697	$4,879	$10,686,239

Shown below are the amortized cost and estimated fair value of securities with fixed maturities at June 30, 2013, by contract maturity date. Actual maturities may differ from contractual maturities because issuers of certain securities retain early call or prepayment rights.

	Amortized Cost	Fair Value
Due in 2013	$3,900,139	$3,905,119
Due in 2014	4,139,201	4,149,387
Due in 2015	2,389,826	2,395,784
Due in 2016	149,918	148,389
Due thereafter	84,337	87,560
	$10,663,421	$10,686,239
Investments were comprised of the following at December 31, 2012:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments (cash and accrued income)	$449,420	$—	$—	$449,420
Obligations of U.S. Treasury, U.S. government corporations and agencies	2,381,313	1,031	565	2,381,779
Mortgaged-backed securities	93,458	2,146	—	95,604
Corporate bonds	7,705,914	53,236	11,344	7,747,806
	$10,630,105	$56,413	$11,909	$10,674,609
The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at June 30, 2013 and December 31, 2012, respectively:

	At June 30, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Treasury, U.S. government corporations and agencies	$1,622,979	$1,166	$—	$—	$1,622,979	$1,166
Corporate bonds	388,399	3,264	312,293	449	700,692	3,713
	$2,011,378	$4,430	$312,293	$449	$2,323,671	$4,879

	At December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Treasury, U.S. government corporations and agencies	$1,649,980	$565	$—	$—	$1,649,980	$565
Corporate bonds	243,612	9,800	668,748	1,544	912,360	11,344
	$1,893,592	$10,365	$668,748	$1,544	$2,562,340	$11,909
Our investment portfolio, including those securities in unrealized loss positions at June 30, 2013, is comprised almost entirely of investment-grade corporate and government debt securities. The Company does not intend to sell the investments that are in an unrealized loss position, and it is not likely that the Company will be required to sell any investments before recovery of their amortized cost basis. As a result, the Company has determined that the unrealized losses are deemed to be temporary impairments as of June 30, 2013. The Company believes that the unrealized losses generally are caused by liquidity discounts and increases in risk premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets.

5.     NET INCOME PER SHARE
The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. There were no dilutive shares outstanding for the three and six month periods ended June 30, 2013 or June 30, 2012.
6.     INCOME TAXES
The Company accounts for income taxes in accordance with FASB’s Codification topic, Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Deferred tax assets and liabilities are comprised of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Deferred tax assets:
Accounts receivable	$1,015,126	$696,672
Accrued vacation	1,492,870	1,367,381
Stock-based compensation	188,374	351,850
Accrued liabilities	430,685	432,707
Total deferred tax assets	$3,127,055	$2,848,610
Deferred tax liabilities:
Other comprehensive income	$8,897	$16,974
Depreciation	2,363,513	2,544,199
Total deferred tax liabilities	$2,372,410	$2,561,173
Significant components of the Company’s income tax provision in the Condensed Consolidated Statements of Income for the six months ended June 30 are as follows:

	2013	2012
Current provision:
Federal	$7,193,983	$5,020,474
State	1,366,450	438,043
Deferred provision:
Federal	(412,040)	(85,859)
State	(47,091)	(9,815)
Total income tax provision	$8,101,302	$5,362,843
The difference between income taxes at the U. S. federal statutory income tax rate of 35% and those reported in the Condensed Consolidated Statements of Income for the six months ended June 30 is as follows:

	2013	2012
Income taxes at U. S. Federal statutory rate	$8,235,730	$6,745,616
Provision-to-return adjustments	—	(1,815,067)
State income tax, net of federal tax effect	841,102	824,850
Domestic production activities deduction	(741,904)	(446,268)
Tax credits	(376,800)	—
Other	143,174	53,712
Total income tax provision	$8,101,302	$5,362,843

The provision-to-return adjustments presented above for the six months ended June 30, 2012 are primarily related to differences between the Domestic Production Activities Deduction reported on the 2011 federal income tax return and amounts previously estimated. As a result of these provision-to-return adjustments, recorded during the second quarter of 2012, our effective tax rates for the three and six months ended June 30, 2013 are significantly higher than same prior year periods. Our effective tax rates for the three and six months ended June 30, 2013 were 36.1% and 34.4%, respectively, compared to 18.3% and 27.8% for the three and six months ended June 30, 2012.
The Company had unrecognized tax benefits of $838,905 related to uncertain tax positions as of June 30, 2013 under the provisions of FASB Codification topic, Income Taxes, which is recorded in other accrued liabilities on the Condensed Consolidated Balance Sheet. No accrued interest or penalties for such positions is recorded. The federal returns for the tax years 2004, 2005, and 2006 are currently under examination by the Internal Revenue Service, primarily in relation to research credits and Domestic Production Activities Deduction amounts claimed on those returns, as amended, by the Company. The federal returns for tax years 2007 through 2011 remain open to examination, and the tax years 2006 through 2011 remain open to examination by other taxing jurisdictions to which the Company is subject.
7.     STOCK-BASED COMPENSATION AND EMPLOYEE INCENTIVE PROGRAMS
Stock-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee’s or non-employee director’s requisite service period.
The following table shows total stock-based compensation expense for the three and six months ended June 30, 2013 and 2012, included in the Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Costs of sales	$114,999	$114,999	$229,998	$229,998
Operating expenses	240,421	194,779	473,896	384,781
Pre-tax stock-based compensation expense	355,420	309,778	703,894	614,779
Less: income tax effect	138,614	120,813	274,519	239,764
Net stock-based compensation expense	$216,806	$188,965	$429,375	$375,015
2005 Restricted Stock Plan
On April 18, 2011, the Compensation Committee of the Board of Directors approved the grant of a total of 100,346 shares of restricted stock, effective April 18, 2011, to certain executive officers of the Company. The grant date fair value was $60.79 per share. Under the terms of the restricted stock award agreements with the executive officers, the shares of restricted stock are scheduled to vest in five equal annual installments commencing on April 18, 2012 and each April 18 thereafter, assuming that the recipient of the award continues to serve as an executive officer of the Company on each applicable vesting date. Compensation expense for this grant is being recognized on a straight-line basis over five years.
On October 31, 2012, the Compensation Committee of the Board of Directors approved the grant of a total of 12,292 shares of restricted stock, effective October 31, 2012, to two executive officers of the Company. The grant date fair value was $48.81 per share. Under the terms of the restricted stock award agreements with the executive officers, the shares of restricted stock are scheduled to vest in five equal annual installments commencing on October 31, 2013 and each October 31 thereafter, assuming that the recipient of the award continues to serve as an executive officer of the Company on each applicable vesting date. Compensation expense for this grant is being recognized on a straight-line basis over five years.
2012 Restricted Stock Plan for Non-Employee Directors
On June 18, 2012, the Compensation Committee of the Board of Directors approved the grant of 2,160 shares of restricted stock, effective June 18, 2012, to the five non-employee directors of the Company under the Company’s 2012 Restricted Stock Plan for Non-Employee Directors. The grant date fair value was $55.55 per share. Under the terms of the restricted stock award agreements with the non-employee directors, the shares of restricted stock are scheduled to vest on the third anniversary of the date of grant, assuming that the recipient of the grant continues to serve as a director of the Company on the vesting date. Compensation expense for this grant is being recognized on a straight-line basis over three years.
On March 4, 2013, the Compensation Committee of the Board of Directors approved the grant of a total of 2,390 shares of restricted stock, effective March 4, 2013, to the five non-employee directors of the Company under the Company's 2012 Restricted Stock Plan for Non-Employee Directors. The grant date fair value was $52.32 per share. Under the terms of the restricted stock award agreements with the non-employee directors, the shares of restricted stock are scheduled to vest on the third anniversary of the date of grant, assuming that the recipient of the grant continues to serve as a director of the Company on the vesting date. Compensation expense for this grant is being recognized on a straight-line basis over three years.
A summary of activity under the 2005 Restricted Stock Plan and the 2012 Restricted Stock Plan for Non-Employee Directors (the “Plans”) for the six months ended June 30, 2013 and 2012 is as follows:

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock outstanding at beginning of period	94,729	$59.12	100,346	$60.79
Granted	2,390	52.32	2,160	55.55
Vested	(20,069)	60.79	(20,069)	60.79
Nonvested stock outstanding at end of period	77,050	$58.47	82,437	$60.65
As of June 30, 2013, there was $4,118,974 of unrecognized compensation cost related to non-vested restricted stock granted under the Plans.
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
8.     FINANCING RECEIVABLES
Short-Term Payment Plans
The Company has sold information and patient care systems to certain healthcare providers under short-term payment plans, which typically have expected terms from 3 to 12 months. These receivables, included in the current portion of financing receivables, were comprised of the following on June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Short-term payment plans, gross	$26,744,807	$448,487
Less: allowance for losses	(1,337,240)	(22,424)
Less: unearned income	—	—
Short-term payment plans, net	$25,407,567	$426,063

The significant increase in amounts due under short-term payment plans from December 31, 2012 to June 30, 2013 is due to those factors described under the caption "Second Generation Meaningful Use Installment Plans" below.
Sales-Type Leases
Additionally, the Company leases its information and patient care systems to certain healthcare providers under sales-type leases expiring in various years through 2017. These receivables typically have terms from two to five years, bear interest at various rates, and are usually collateralized by a security interest in the underlying assets. Since the Company has a history of successfully collecting amounts due under the original payment terms of these extended payment arrangements without making any concessions to its customers, the Company satisfies the requirement for revenue recognition. The Company’s history with these types of extended payment term arrangements supports management’s assertion that revenues are fixed and determinable and probable of collection.
The components of these lease receivables were as follows on June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Sales-type leases, gross	4,315,692	13,665,300
Less: allowance for losses	(210,649)	(639,891)
Less: unearned income	(484,278)	(970,508)
Sales-type leases, net	$3,620,765	$12,054,901
The significant decrease in amounts due under sales-type leases from December 31, 2012 to June 30, 2013 is due to those factors described under the caption "Second Generation Meaningful Use Installment Plans" below.
Future minimum lease payments to be received subsequent to June 30, 2013 are as follows:

2013	$1,934,219
2014	1,720,102
2015	540,459
2016	72,000
2017	48,912
Thereafter	—

Total minimum lease payments to be received	4,315,692
Less unearned income	(484,278)

Net leases receivable	$3,831,414

Credit Quality of Financing Receivables and Allowance for Credit Losses
The following table is a roll-forward of the allowance for financing credit losses for the year ended December 31, 2012 and six months ended June 30, 2013:

	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
December 31, 2012	$447,321	$214,994	$—	$—	$662,315
June 30, 2013	$662,315	$1,385,898	$(500,324)	$—	$1,547,889
The Company’s financing receivables are comprised of a single portfolio segment, as the balances are all derived from short-term payment plan arrangements and sales-type leasing arrangements within our target market of rural and community hospitals. The Company evaluates the credit quality of its financing receivables based on a combination of factors, including, but not limited to, customer collection experience, economic conditions, the customer’s financial condition, and known risk characteristics impacting the respective customer base of rural and community hospitals, the most notable of which relate to enacted and potential changes in Medicare and Medicaid reimbursement rates as rural and community hospitals typically generate a significant portion of their revenues and related cash flows from beneficiaries of these programs. In addition to specific account identification, the Company utilizes historical collection experience to establish the allowance for credit losses. Financing receivables are written off only after the Company has exhausted all collection efforts. The Company has been successful collecting its financing receivables and considers the credit quality of such arrangements to be good, especially as the underlying assets act as collateral for the receivables.
Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. To facilitate customer collection and credit monitoring efforts, financing receivable amounts are invoiced and reclassified to trade accounts receivable when they become due, with all invoiced amounts placed on nonaccrual status. As a result, all past due amounts related to the Company’s financing receivables are included in trade accounts receivable in the accompanying Condensed Consolidated Balance Sheets. The following is an analysis of the age of financing receivables amounts (excluding short-term payment plans) that have been reclassified to trade accounts receivable and were past due as of June 30, 2013 and December 31, 2012:

	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due
June 30, 2013	$800,323	$160,894	$52,146	$1,013,363
December 31, 2012	$1,108,108	$297,812	$301,896	$1,707,816
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
The Company utilizes an aging of trade accounts receivable as the primary credit quality indicator for its financing receivables, which is facilitated by the reclassification of customer payment amounts to trade accounts receivable when they become due. The table below categorizes customer financing receivable balances (excluding short term payment plans), none of which are considered past due, based on the age of the oldest payment outstanding that has been reclassified to trade accounts receivable:

	June 30, 2013	December 31, 2012
Customer balances with amounts reclassified to trade accounts receivable that are:
1 to 90 Days Past Due	$2,094,819	$7,337,602
91 to 180 Days Past Due	1,251,424	1,028,235
181 + Days Past Due	27,500	252,770
Total customer balances with past due amounts reclassified to trade accounts receivable	$3,373,743	$8,618,607
Total customer balances with no past due amounts reclassified to trade accounts receivable	457,671	4,076,185
Total financing receivables with contractual maturities of one year or less	26,744,807	448,487
Less allowance for losses	(1,547,889)	(662,315)
Total financing receivables	$29,028,332	$12,480,964
First Generation Meaningful Use Installment Plans
During 2012, the Company entered into multiple customer license agreements with payment terms requiring the customer to remit to the Company incentive payments (not to exceed the remaining balance of the contract price) received under the American Recovery and Reinvestment Act of 2009 (“ARRA”) for adoption of qualifying electronic health records (“EHRs”), with only nominal payment amounts required until the customer’s receipt of such incentive payments ("First Generation Meaningful Use Installment Plans"). If no such incentive payments are received by the customer or if such payments are not sufficient to pay the remaining balance under the arrangement, payments continue at contracted nominal amounts until the balance of the contract price is paid in full. Because of the significant difference in the underlying economics of these arrangements compared to our historical financing receivables, management has determined that these arrangements are not comparable to historical arrangements. In accordance with the Software topic and Revenue

Recognition subtopic of the Codification, the Company recognizes revenue related to these arrangements as the amounts become due. Anticipated future cash flows from these 2012 licensing arrangements are excluded from the Company’s financing receivables and deferred revenue in the accompanying Condensed Consolidated Balance Sheets. Direct, incremental costs in the amount of $339,688, included as a component of prepaid expenses and other in the accompanying Condensed Consolidated Balance Sheets, have been capitalized as of June 30, 2013 related to these arrangements.
Second Generation Meaningful Use Installment Plans
Beginning in the fourth quarter of 2012, we ceased offering First Generation Meaningful Use Installment Plans to our customers, opting instead for license agreements with payment terms that provide us with greater visibility into and control over the customer's meaningful use attestation process and significantly reducing the maximum timeframe over which customers must satisfy their full payment obligations in purchasing our system (“Second Generation Meaningful Use Installment Plans”). As the overall payment period durations of the Second Generation Meaningful Use Installment Plans are consistent with that of our historical system sale financing arrangements, revenues under the Second Generation Meaningful Use Installment Plans are recognized upon installation of our EHR solution. Consistent with the terms of the respective agreements, all related amounts are included as a component of financing receivables, current portion, net in the accompanying Condensed Consolidated Balance Sheets and as a component of short-term payment plans within this Note 8.
Nearly all of our new system installations during the six months ended June 30, 2013 were under Second Generation Meaningful Use Installment Plans, resulting in a significant increase in our financing receivables balance related to short-term payment plans from December 31, 2012 to June 30, 2013. Consequently, this concentration of system installations under short-term payment plans has resulted in the overall significant decrease in amounts due under sales-type leases from December 31, 2012 to June 30, 2013.
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
The fair values of the Company’s available-for-sale securities are based on matrix pricing for the periods ended June 30, 2013 and December 31, 2012, which uses observable market-based inputs (such as benchmark yields) in addition to quoted prices in active markets to derive fair values. As a result, these inputs are classified as Level 2 within the fair value hierarchy. We generally apply fair value techniques on a non-recurring basis associated with (1) valuing potential impairment loss related to financing receivables accounted for pursuant to Codification topic, Leases, and (2) valuing potential impairment loss related to long-lived assets accounted for pursuant to Codification topic, Property, Plant and Equipment, when events or circumstances indicate a possible impairment.

The following tables summarize the carrying amounts and fair values of certain assets and liabilities at June 30, 2013 and December 31, 2012:

		Fair Value at June 30, 2013 Using
		Quoted Prices in
	Carrying	Active Markets for	Significant Other	Significant
	Amount at	Identical Assets	Observable Inputs	Unobservable Inputs
	6/30/2013	(Level 1)	(Level 2)	(Level 3)
Description
Available-for-sale securities
Short-term investments (cash and accrued income)	$2,139,002	$—	$2,139,002	$—
Mortgage backed securities	87,560	—	87,560	—
Obligations of U.S. Treasury, U.S. government corporations and agencies	3,299,314	—	3,299,314	—
Corporate bonds	5,160,363	—	5,160,363	—
Total available-for-sale securities	$10,686,239	$—	$10,686,239	$—

		Fair Value at December 31, 2012 Using
		Quoted Prices in
	Carrying	Active Markets for	Significant Other	Significant
	Amount at	Identical Assets	Observable Inputs	Unobservable Inputs
	12/31/2012	(Level 1)	(Level 2)	(Level 3)
Description
Available-for-sale securities
Short-term investments (cash and accrued income)	$449,420	$—	$449,420	$—
Mortgage backed securities	95,604	—	95,604	—
Obligations of U.S. Treasury, U.S. government corporations and agencies	2,381,779	—	2,381,779	—
Corporate bonds	7,747,806	—	7,747,806	—
Total available-for-sale securities	$10,674,609	$—	$10,674,609	$—
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
11.     RECENT ACCOUNTING PRONOUNCEMENTS
New Accounting Standards Adopted in 2013
There were no new standards required to be adopted during the six months ended June 30, 2013 that will have a material impact on our financial statements.
New Accounting Standards Yet to be Adopted
There are no new standards required to be adopted in future periods that will have a material impact on our financial statements.

12.     SUBSEQUENT EVENTS
On July 25, 2013, the Company announced a dividend for the third quarter of 2013 in the amount of $0.51 per share, payable on August 23, 2013, to stockholders of record as of the close of business on August 8, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes appearing elsewhere herein.
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
Over the past five years, we have experienced an increase in customers seeking financing arrangements from us for system installations as a result of ongoing challenging economic conditions and tightened lending standards. Additionally, as our new system installation customer base expects significant future cash inflows in the form of EHR incentive payments from the federal and state governments, we have experienced a significant demand for financing arrangements allowing new system installation customers to minimize the near-term impact on their current cash resources. As a result, we have experienced a significant increase in financing arrangements that allow customers to utilize anticipated cash inflows under the EHR incentive programs in satisfaction of their payment obligations in purchasing our EHR solution. The increased demand for financing arrangements has resulted in nearly all of our new system installation customers seeking and receiving financing arrangements during the first half of 2013. Historically, we have made financing arrangements available to customers on a case-by-case basis depending upon various aspects of the proposed contract and customer attributes. These financing arrangements include short-term payment plans, longer-term lease financing through us or third-party financing companies, and Software as a Service

(SaaS) arrangements. We intend to continue to work with prospective customers to provide for financing arrangements to purchase our systems so long as such arrangements do not adversely affect our financial position or liquidity. We believe that meeting the financial needs of community-based hospitals while allowing for the profitable expansion of our footprint in this market will remain both an opportunity and a challenge for us in the foreseeable future.
Despite the ongoing challenging economic conditions generally, including continued tightened lending standards, we have not experienced a decline in demand for our products and services and our collections of receivables remain consistent with historical trends.
American Recovery and Reinvestment Act of 2009
While the ongoing challenging economic conditions and tightened lending standards have impacted and could continue to impact the rural and community hospitals that comprise our target market, we believe that the American Recovery and Reinvestment Act of 2009 (the "ARRA") has increased and will continue to increase demand for healthcare information technology and will have a positive impact on our business prospects through 2015. The ARRA includes more than $19 billion in funding to aid healthcare organizations in modernizing their operations through the acquisition and wide-spread use of healthcare information technology. Included in the funding is approximately $17.2 billion in incentives through Medicare and Medicaid reimbursement systems to encourage and assist healthcare providers in adopting and using electronic health records ("EHR"). These incentive payments began in 2011, but if an eligible healthcare provider does not begin to demonstrate meaningful use of EHRs by October 1, 2015, then reimbursement under Medicare will begin to be reduced. Our hospital customers began receiving these incentive payments under the ARRA in 2011. As of the date of this filing, approximately 337 of our hospital customers had received payments for EHR adoption totaling nearly $333 million.
We have been focused on ensuring that we take the necessary steps to meet the needs of rural and community hospitals to help them gain access to the incentives made available under the ARRA. Primary among those steps is ensuring that our technology meets the ARRA’s EHR certification requirements. During 2010, both our hospital and medical practice EHR solutions were certified as a complete EHR by CCHIT®. Receiving this certification for both our hospital and medical practice EHR products ensures that both hospitals and providers using our EHR systems can attain “meaningful use” of EHRs and qualify for certain EHR incentives. Continuing this focus on ensuring that our technology meets the ARRA's EHR certification requirements, in July 2013 we announced that Version 19 of our hospital EHR system was certified by CCHIT® as a complete EHR in compliance with the Office of the National Coordinator for Health Information Technology ("ONC") 2014 Edition criteria. The ONC 2014 Edition criteria support both stage one and stage two meaningful use measures required to qualify eligible providers and hospitals for funding under the ARRA.
According to data reported by the ONC, along with the Centers for Medicare and Medicaid Services, as of May 2013 CPSI is third among all vendors in terms of the number of successful hospital customer attestations for complete EHR systems. As a result of our obtaining the CCHIT® certification and our track record with our hospital customers successfully achieving meaningful use, the ARRA has had and should continue to have a positive impact on our business and the businesses of the rural and community hospitals that comprise our target market.
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

Deficit Reduction/Sequestration
President Obama signed legislation in August 2011, the Budget Control Act of 2011, to increase the U.S. debt ceiling. This legislation mandates significant cuts in federal spending over the next decade, as the special bipartisan Congressional committee appointed under the legislation failed to take any action on deficit reduction. Although Medicaid is specifically exempted from the federal spending cuts mandated by the legislation, it calls for a reduction of up to 2% in federal Medicare spending, all of which will be achieved by reduced reimbursements to healthcare providers. With the passage of the American Taxpayer Relief Act of 2012, the reduced reimbursements provided for under the Budget Control Act took effect starting on March 1, 2013. As our hospital customers rely heavily on reimbursements from Medicare to fund their operations, the anticipated reduction in reimbursement rates, although capped at 2%, could negatively affect the businesses of our customers and our business.
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
Results of Operations
During the six months ended June 30, 2013, we generated revenues of $102.8 million from the sale of our products and services, as compared to $90.2 million in the six months ended June 30, 2012, an increase of 14.0% that can mostly be attributed to our discontinued use of First Generation Meaningful Use Installment Plans (as discussed below). We installed our core financial and patient accounting system in 17 new hospitals in the first six months of 2013 compared to 18 in the first six months of 2012. Additionally, our expanding customer base resulted in continued growth in support and maintenance revenues and business management, consulting and managed IT services revenues. Our net income for the six months ended June 30, 2013 increased 10.9% from the first six months of 2012, while cash flow from operations decreased 41.3%, primarily as a result of increases in our financing receivables.
As mentioned above, our operations have been significantly affected by the EHR incentives offered under the ARRA and the related reduction in Medicare reimbursement rates for those providers that fail to demonstrate meaningful use of EHR by October 1, 2014. "Meaningful use" of EHR under the ARRA refers to a set of core criteria that medical providers must meet in order to prove that they are using their EHR as an effective tool in their practice, plus additional a la carte menu items. Meaningful use is measured in three stages over five years, with each stage representing a level of adoption of EHR. EHR incentive payments to eligible hospitals meeting the stage one criteria began in 2011 and are scheduled to begin decreasing in October 2013. To achieve the stage one criteria, eligible hospitals are required to meet 14 core objectives and five menu objectives that they select from a total list of 10. Stage two criteria, published in September 2012, will be effective at the beginning of the federal government's fiscal year 2014 and will require eligible hospitals to meet 16 core objectives and three menu objectives to be selected from a total list of six. Most of the stage one objectives will be core objectives under stage two, and the threshold that providers must meet for these objectives for stage two has been raised.
In the first year of participation in the EHR incentive program, eligible hospitals are required to report compliance with stage one requirements for a consecutive 90-day period during the federal government's fiscal year to qualify for incentive payments. For subsequent years, the original rules required eligible hospitals to demonstrate meaningful use for a full EHR reporting year. However, for fiscal 2014 CMS is permitting a one-time three-month reporting period to allow providers time to adopt 2014 certified EHR technology. For eligible hospitals, this three-month reporting period is fixed to the quarter of the federal government's fiscal year. As a result of the required deadlines associated with these compliance periods, in order for eligible hospitals to maximize potential EHR incentive payments and escape the aforementioned reduction in Medicare reimbursement rates for failure demonstrate meaningful use of EHR by October 1, 2014, our financial results have become and will remain uneven during the term of the ARRA program, with system sales activity relating to ARRA likely being higher in the first two quarters of our fiscal year and lower in the last two quarters of our fiscal year. However, based on factors such as those presented below, our recognition of revenue for the remainder of 2013 may not be in a pattern consistent with changes in system sales activity.
During 2012, we included language in certain of our customer license agreements that more evenly matched customers’ anticipated cash inflows under the EHR incentive program with the necessary cash outflows for purchasing our EHR solution (“First Generation Meaningful Use Installment Plans”, previously referred to as "Extended Meaningful Use Installment Plans" in our prior filings with the Securities and Exchange Commission). Under these arrangements, a customer is required to remit to us incentive payments (not to exceed the remaining balance under the arrangement) received for adoption of qualifying EHRs upon receipt of such funds, with only nominal payments required until the customer’s receipt of such incentive payments. If no such incentive payments are received by the customer or if such payments are not sufficient to pay the remaining balance under the arrangement, payments continue at contracted nominal amounts until the balance of the contract price is paid in full. EHR incentive payments aside, these nominal payment amounts would result in the overall duration of the payment periods significantly exceeding that of our historical financing arrangements. As a result, revenue from these arrangements is recognized as the amounts become due. As of June 30, 2013, we have remaining accumulated unrecognized revenue of $3.8 million to be recognized as the amounts become due under these contracts. Of the customers contributing to the $3.8 million in accumulated unrecognized revenue as of June 30, 2013, over half have attested to stage one of meaningful use as of the date of this filing, with each of those customers attesting to stage one having already received related Medicaid incentive payments. Medicare payments, which are typically significantly larger than the related Medicaid payments, are still pending for most of these customers. Our experience suggests an average time from successful attestation in stage one to receipt of funds from Medicare under the EHR incentive program of approximately six weeks. Overall with respect to these contracts, we typically experience a timeframe of 6 to 12 months from the date of installation to receipt of funds under the EHR incentive program. The final new system installation under a First Generation Meaningful Use Installment Plan was performed during the fourth quarter of 2012, and the Company does not expect to offer such payment terms going forward. As a result, aside from the anticipated recognition of the $3.8 million of accumulated unrecognized revenue as of June 30, 2013, we do not expect First Generation Meaningful Use Installment Plans to have a significant impact on our future financial statements.
Beginning in the fourth quarter of 2012, we ceased offering First Generation Meaningful Use Installment Plans to our customers, opting instead for license agreements with payment terms that provide us with greater visibility into and control over the customer's meaningful use attestation process and significantly reducing the maximum timeframe over which customers must satisfy their full payment obligations in purchasing our system (“Second Generation Meaningful Use Installment Plans”). As the overall payment period durations of the Second Generation Meaningful Use Installment Plans are consistent with that of our historical system sale financing arrangements, revenues under the Second Generation Meaningful Use Installment Plans are recognized upon installation of our EHR solution. Nearly all of our new system installations during the six months ended June 30, 2013 have been under Second Generation Meaningful Use Installment Plans, resulting in a significant increase in our financing receivables balances from December 31, 2012 to June 30, 2013. We expect the trend towards increased financing arrangements (predominantly through Second Generation Meaningful Use Installment Plans) to continue for the next few years.

The following table sets forth certain items included in our results of operations for the three and six months ended June 30, 2013 and 2012, expressed as a percentage of our total revenues for these periods (dollar amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
System sales	$22,377	42.0%	$17,829	39.0%	$43,099	41.9%	$34,903	38.7%
Support and maintenance (1)	17,738	33.3%	16,879	36.9%	35,415	34.4%	33,545	37.2%
Business management, consulting and managed IT services (1)	13,147	24.7%	11,024	24.1%	24,296	23.6%	21,773	24.1%
Total sales revenues	53,262	100.0%	45,732	100.0%	102,810	100.0%	90,221	100.0%
Costs of sales:
System sales	13,083	24.6%	12,679	27.7%	26,334	25.6%	24,579	27.2%
Support and maintenance (1)	7,160	13.4%	6,660	14.6%	14,413	14.0%	13,526	15.0%
Business management, consulting and managed IT services (1)	7,541	14.2%	6,254	13.7%	14,467	14.1%	12,710	14.1%
Total costs of sales	27,784	52.2%	25,593	56.0%	55,214	53.7%	50,815	56.3%
Gross profit	25,478	47.8%	20,139	44.0%	47,596	46.3%	39,406	43.7%
Operating expenses:
Sales and marketing	4,135	7.8%	3,641	8.0%	7,711	7.5%	7,281	8.1%
General and administrative	8,194	15.4%	6,573	14.4%	16,628	16.2%	13,200	14.6%
Total operating expenses	12,329	23.1%	10,214	22.3%	24,339	23.7%	20,481	22.7%
Operating income	13,149	24.7%	9,925	21.7%	23,257	22.6%	18,925	21.0%
Other income:
Interest income	137	0.3%	189	0.4%	273	0.3%	348	0.4%
Total other income	137	0.3%	189	0.4%	273	0.3%	348	0.4%
Income before taxes	13,286	24.9%	10,114	22.1%	23,530	22.9%	19,273	21.4%
Income taxes	4,800	9.0%	1,853	4.1%	8,101	7.9%	5,363	5.9%
Net income	$8,486	15.9%	$8,261	18.1%	$15,429	15.0%	$13,910	15.4%
(1) Prior year amounts have been reclassified to reflect the current presentation. See Note 1 to the condensed consolidated financial statements, included herein.
Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012
Revenues. Total revenues for the three months ended June 30, 2013 increased 16.5%, or $7.5 million, compared to the three months ended June 30, 2012. This was largely attributable to an increase in system sales revenues, primarily caused by an increase in new system installations under Second Generation Meaningful Use Installment Plans combined with revenue recognized related to First Generation Meaningful Use Installment Plans of $1.0 million (net of approximately $0.1 million of additional unrecognized revenue accumulated during the three months ended June 30, 2013 related to these arrangements). Additionally, we experienced an increase in support and maintenance revenues and business management, consulting and managed IT services revenues due to a larger customer base and increased applications within that customer base requiring support and maintenance services, as well as increased demand and market acceptance of our business management, consulting and managed IT services.
System sales revenues increased by 25.5%, or $4.5 million, for the comparative three-month periods. We completed financial and patient software system installations at ten new hospital clients in the second quarter of 2013 (none of which was under a First Generation Meaningful Use Installment Plan) compared to nine in the second quarter of 2012 (four of which were under First Generation Meaningful Use Installment Plans). Sales to existing customers accounted for 43.1% of our system sales revenues for the second quarter of 2013 compared to 71.9% for the second quarter of 2012. During the second quarter of 2012, the Company installed systems under First Generation Meaningful Use Installment Plans for which a substantial majority of the consideration is not received or revenue recognized until the customers successfully achieve "meaningful use" designation and receive related stage one ARRA incentive payments. These arrangements resulted in $4.7 million of accumulated unrecognized revenue during the second quarter of 2012 and revenue recognized (net of additional unrecognized revenue accumulated) of

$1.0 million during the second quarter of 2013. Excluding the net effect on revenue resulting from these arrangements, adjusted system sales (as hereinafter defined in the "Non-GAAP Financial Measures" section below) decreased $1.1 million, or 4.9%, due to the significant decrease in add-on sales to existing customers.
Support and maintenance revenues increased by 5.1%, or $0.9 million, for the comparative three-month periods. Support service fees increased by 7.5%, or $1.2 million, due to an increase in recurring revenues as a result of a larger customer base, an increase in support fees for add-on business sold to existing customers, and increases in support rates from contractually agreed upon Consumer Price Index (“CPI”) rate increases. The increase in support service fees was partially offset by a 34.5%, or $0.3 million, decrease in SaaS, hosting and other fees as a result of the high volume during 2011 and 2012 of previously installed SaaS arrangements that have been converted to perpetual licenses at the customers' request.
Business management, consulting and managed IT services revenues increased by 19.3%, or $2.1 million, for the comparative three-month periods. We experienced this increase in business management, consulting and managed IT services revenues primarily as a result of growth in customer demand for accounts receivable management, clinical consulting and revenue cycle management services.
Costs of Sales. Total costs of sales increased by 8.6%, or $2.2 million, for the comparative three-month periods. As a percentage of total revenues, costs of sales decreased to 52.2% from 56.0%.
Costs of system sales increased by 3.2%, or $0.4 million, for the comparative three-month periods. The increase in costs of system sales was due to a $1.0 million increase in the cost of third party software subscriptions, partially offset by a $0.6 million decrease in travel costs. Third party software subscriptions increased as a result of our expanding customer base utilizing such subscribed third party software services, new royalty payments for newly copyrighted third party content, and certain immaterial year-to-date reclassifications recorded during the second quarter of 2013. Travel costs decreased as the Company's new system installations for the second quarter of 2013 were more heavily concentrated in the State of Alabama and adjacent states. Payroll and related costs remained relatively flat, decreasing slightly from $6.2 million for the second quarter of 2012 to $6.1 million for the second quarter of 2013. The gross margin on system sales increased to 41.5% for the three-month period ended June 30, 2013 from 28.9% in the three-month period ended June 30, 2012. Excluding the net effect on revenue resulting from First Generation Meaningful Use Installment Plans (which were used by the Company in 2012) and the deferral of the related cost of equipment, the adjusted gross margin on system sales (as hereinafter defined in the “Non-GAAP Financial Measures” section below) decreased to 39.5% in the three-month period ended June 30, 2013 from 42.4% in the three-month period ended June 30, 2012. The table below summarizes the major components of costs of system sales as a percentage of system sales revenues:

	Three Months Ended
	June 30, 2013	June 30, 2012
Payroll and related expenses	27.4%	34.5%
Travel expenses	13.7%	20.3%
Cost of equipment	7.8%	9.8%
Excluding the net effect on revenue and cost of equipment resulting from First Generation Meaningful Use Installment Plans, payroll and related expenses, travel expense, and adjusted cost of equipment (as hereinafter defined in the “Non-GAAP Financial Measures” section below) would represent 28.6%, 14.3% and 7.6%, respectively, of adjusted system sales (as hereinafter defined in the “Non-GAAP Financial Measures” section below) for the second quarter of 2013 compared to 27.3%, 16.1% and 9.0%, respectively, for the second quarter of 2012. Please see the tables set forth below under the caption “Non-GAAP Financial Measures” for a reconciliation of each of these non-GAAP financial measures to the comparable financial measure determined in accordance with generally accepted accounting principles in the United States (“GAAP”).
Cost of support and maintenance increased 7.5%, or $0.5 million, for the comparative three-month periods, primarily due to an increase in payroll and related costs of 5.7%, or $0.4 million, due to increased personnel. The gross margin on support and maintenance revenues decreased slightly to 59.6% for the three-month period ended June 30, 2013 from 60.6% for the three-month period ended June 30, 2012.
Our costs associated with business management, consulting and managed IT services increased 20.6%, or $1.3 million, for the comparative three-month periods, due primarily to an increase in payroll and related costs. The gross margin on these services decreased slightly to 42.6% for the three-month period ended June 30, 2013 from 43.3% for the three-month period ended June 30, 2012 due to the disproportionate increase in payroll and related costs versus revenues. Payroll and related expenses increased 21.7%, or $0.9 million, as a result of adding more employees during the trailing twelve months in order to support and develop our growing customer base and increase capacity in advance of anticipated future increases in demand.

We also experienced a $0.3 million increase in related travel costs, primarily due to the increased volume of clinical consulting engagements.
Sales and Marketing Expenses. Sales and marketing expenses increased 13.6%, or $0.5 million, for the comparative three month periods. This increase was primarily attributable to increased commissions resulting from an increase in billings for system sales revenues.
General and Administrative Expenses. General and administrative expenses increased 24.7%, or $1.6 million, for the comparative three-month periods, with the largest contributing factor being a $1.2 million increase in bad debt expense due to the continued significant increase in our financing receivables balances and the write-off of significant amounts related to a single customer experiencing significant financial difficulty. Payroll and related costs increased $0.2 million, due mostly to our increased profitability during the second quarter of 2013 compared to the second quarter of 2012, resulting in a $0.2 million increase in expenses related to our incentive bonus program for certain members of management.
As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses increased to 23.1% for the three-month period ended June 30, 2013 compared to 22.3% for the three-month period ended June 30, 2012.
As a result of the foregoing factors, income before taxes increased by 31.4%, or $3.2 million, from the three months ended June 30, 2012.
Income Taxes. Our effective income tax rate for the three-month periods ended June 30, 2013 and 2012 was 36.1% and 18.3%, respectively. The significant increase in our effective income tax rate is primarily due to $1.8 million of favorable provision-to-return adjustments related to our 2011 federal and state income tax returns that were recorded during the three-months ended June 30, 2012. These adjustments were primarily related to differences between the Domestic Production Activities Deduction ("DPAD") reported on the 2011 federal income tax return and amounts previously estimated.
Net Income. Net income for the three months ended June 30, 2013 increased by 2.7%, or $0.2 million, to $8.5 million, or $0.77 per basic and diluted share, as compared with net income of $8.3 million, or $0.75 per basic and diluted share, for the three months ended June 30, 2012. Net income represented 15.9% of revenue for the three months ended June 30, 2013, as compared to 18.1% of revenue for the three months ended June 30, 2012.
Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012
Revenues. Total revenues for the six months ended June 30, 2013 increased 14.0%, or $12.6 million, compared to the six months ended June 30, 2012. This was largely attributable to an increase in system sales revenues, primarily caused by an increase in new system installations under Second Generation Meaningful Use Installment Plans combined with revenue recognized related to First Generation Meaningful Use Installment Plans of $2.8 million (net of approximately $0.6 million of additional unrecognized revenue accumulated during the six months ended June 30, 2013 related to these arrangements). Additionally, we experienced an increase in support and maintenance revenues and business management, consulting and managed IT services revenues due to a larger customer base and increased applications within that customer base requiring support and maintenance services, as well as increased demand and market acceptance of our business management, consulting and managed IT services.
System sales revenues increased by 23.5%, or $8.2 million, for the comparative six-month periods. We completed financial and patient software system installations at 17 new hospital clients in the first six months of 2013 (none of which was under a First Generation Meaningful Use Installment Plan) compared to 18 in the first six months of 2012 (seven of which were under First Generation Meaningful Use Installment Plans). Sales to existing customers accounted for 49.3% of our system sales revenues for the first six months of 2013 compared to 74.7% for the first six months of 2012. During the first six months of 2012, the Company installed systems under First Generation Meaningful Use Installment Plans for which a substantial majority of the consideration is not received or revenue recognized until the customers successfully achieve "meaningful use" designation and receive related stage one ARRA incentive payments. These arrangements resulted in $9.8 million of accumulated unrecognized revenue during the first six months of 2012 and revenue recognized (net of additional unrecognized revenue accumulated) of $2.8 million during the first six months of 2013. Excluding the net effect on revenue resulting from these arrangements, adjusted system sales (as hereinafter defined in the "Non-GAAP Financial Measures" section below) decreased $4.4 million, or 9.9%, due to the decrease in add-on sales to existing customers.
Support and maintenance revenues increased by 5.6%, or $1.9 million, for the comparative six-month periods. Support service fees increased by 8.3%, or $2.6 million, due to an increase in recurring revenues as a result of a larger customer base, an increase in support fees for add-on business sold to existing customers, and increases in support rates from contractually agreed upon Consumer Price Index (“CPI”) rate increases. The increase in support service fees was partially offset by a 35.0%, or $0.6 million, decrease in SaaS, hosting and other fees as a result of the high volume during 2011 and 2012 of previously installed SaaS arrangements that have been converted to perpetual licenses at the customers' request.
Business management, consulting and managed IT services revenues increased by 11.6%, or $2.5 million, for the comparative six-month periods. We experienced this increase in business management, consulting and managed IT services revenues primarily as a result of growth in customer demand for accounts receivable management, private pay, revenue cycle management and cloud computing services (a component of managed IT services).
Costs of Sales. Total costs of sales increased by 8.7%, or $4.4 million, for the comparative six-month periods. As a percentage of total revenues, costs of sales decreased to 53.7% from 56.3%.
Costs of system sales increased by 7.1%, or $1.8 million, for the comparative six-month periods. The increase in costs of system sales was primarily due to a $1.2 million increase in the cost of third party software subscriptions and a $0.3 million increase in payroll and related costs. Third party software subscriptions increased as a result of our expanding customer base utilizing such subscribed third party software services and new royalty payments for newly copyrighted third party content, and payroll and related costs increased due to increased personnel. The gross margin on system sales increased to 38.9% for the six-month period ended June 30, 2013 from 29.6% in the six-month period ended June 30, 2012. Excluding the net effect on revenue resulting from First Generation Meaningful Use Installment Plans (which were used by the Company in 2012) and the deferral of the related cost of equipment, the adjusted gross margin on system sales (as hereinafter defined in the “Non-GAAP Financial Measures” section below) decreased to 35.1% in the six-month period ended June 30, 2013 from 43.2% in the six-month period ended June 30, 2012. The table below summarizes the major components of costs of system sales as a percentage of system sales revenues:

	Six Months Ended
	June 30, 2013	June 30, 2012
Payroll and related expenses	28.8%	34.7%
Travel expenses	16.1%	19.6%
Cost of equipment	8.4%	10.2%
Excluding the net effect on revenue and cost of equipment resulting from First Generation Meaningful Use Installment Plans, payroll and related expenses, travel expense, and adjusted cost of equipment (as hereinafter defined in the “Non-GAAP Financial Measures” section below) would represent 30.8%, 17.3% and 8.5%, respectively, of adjusted system sales (as hereinafter defined in the “Non-GAAP Financial Measures” section below) for the first six months of 2013 compared to 27.1%, 15.3% and 9.8%, respectively, for the first six months of 2012. Please see the tables set forth below under the caption “Non-GAAP Financial Measures” for a reconciliation of each of these non-GAAP financial measures to the comparable financial measure determined in accordance with generally accepted accounting principles in the United States (“GAAP”).
Cost of support and maintenance increased 6.6%, or $0.9 million, for the comparative six-month periods, primarily due to an increase in payroll and related costs of 7.5%, or $0.9 million, due to increased personnel. The gross margin on support and maintenance revenues decreased slightly to 59.3% for the six-month period ended June 30, 2013 from 59.7% for the six-month period ended June 30, 2012.
Our costs associated with business management, consulting and managed IT services increased 13.8%, or $1.8 million, for the comparative six-month periods due primarily to an increase in payroll and related costs. The gross margin on these services decreased to 40.5% for the six-month period ended June 30, 2013 from 41.6% for the six-month period ended June 30, 2012 due to the disproportionate increase in payroll and related costs versus revenues. Payroll and related expenses increased 18.8%, or $1.5 million, as a result of adding more employees during the trailing twelve months in order to support and develop our growing customer base and increase capacity in advance of anticipated future increases in demand. We also experienced a $0.3 million increase in related travel costs, primarily due to the increased volume of clinical consulting engagements.
Sales and Marketing Expenses. Sales and marketing expenses increased 5.9%, or $0.4 million, for the comparative six month periods. This increase was primarily attributable to increased commissions resulting from an increase in system sales revenues.
General and Administrative Expenses. General and administrative expenses increased 26.0%, or $3.4 million, for the comparative six-month periods, with the largest contributing factor being a $1.4 million increase in bad debt expense due to the continued significant increase in our financing receivables balances and the write-off of significant amounts related to a single customer experiencing significant financial difficulty. Our group health insurance expense increased 26.0%, or $1.0 million, due to the combined factors of increased headcount and continuing increases in healthcare costs. Our expenses related to customer user groups increased $0.3 million as we held our Financial, Clinical, and Physician Conferences in May 2013, with no events of similar scale occurring during the six months ended June 30, 2012. Payroll and related costs increased $0.2 million, due mostly to our increased profitability during the first half of 2013 compared to the first half of 2012, resulting in a $0.2 million increase in expenses related to our incentive bonus program for certain members of management. Retirement plan costs increased $0.2 million as a result of additional personnel added over the trailing twelve months. Lastly, our depreciation expense increased $0.2 million as a result of significant capital expenditures over the trailing twelve months, mostly related to the build-out of our new facility in Fairhope, Alabama.
As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses increased to 23.7% for the six-month period ended June 30, 2013 compared to 22.7% for the six-month period ended June 30, 2012.
As a result of the foregoing factors, income before taxes increased by 22.1%, or $4.3 million, from the six months ended June 30, 2012.
Income Taxes. Our effective income tax rate for the six-month periods ended June 30, 2013 and 2012 was 34.4% and 27.8%, respectively. The significant increase in our effective income tax rate is primarily due to $1.8 million of favorable provision-to-return adjustments related to our 2011 federal and state income tax returns that were recorded during the six-months ended June 30, 2012. These adjustments were primarily related to differences between the Domestic Production Activities Deduction ("DPAD") reported on the 2011 federal income tax return and amounts previously estimated.
Net Income. Net income for the six months ended June 30, 2013 increased by 10.9%, or $1.5 million, to $15.4 million, or $1.39 per basic and diluted share, as compared with net income of $13.9 million, or $1.26 per basic and diluted share, for the six months ended June 30, 2012. Net income represented 15.0% of revenue for the six months ended June 30, 2013, as compared to 15.4% of revenue for the six months ended June 30, 2012.
Liquidity and Capital Resources
As of June 30, 2013, we had cash and cash equivalents of $1.6 million, compared to $5.2 million at June 30, 2012. This decrease in cash and cash equivalents is mostly due to a significant decrease in net cash provided by operating activities, as discussed below. Management believes that cash and investments plus cash generated from our normal operating activities should be adequate to fund our business through the remainder of 2013. Our principal source of liquidity has been cash provided by operating activities. Cash provided by operating activities has been used primarily to fund the growth in our business and return cash to stockholders in the form of dividends. We believe that paying dividends is an effective way of providing an investment return to our stockholders and a beneficial use of our cash. However, the declaration of dividends by CPSI is subject to the discretion of our Board of Directors. Our Board of Directors will continue to take into account such matters as general business conditions, our financial results and such other factors as our Board of Directors may deem relevant.
Net cash provided by operating activities for the six months ended June 30, 2013 was $6.8 million, compared to $11.5 million for the six months ended June 30, 2012. This decrease in net cash provided by operating activities is despite a 10.9% increase in net income from the first six months of 2012 to the first six months of 2013 and primarily results from a significant increase in our financing receivables. We continued to experience increased levels of customers seeking financing arrangements for system installations during the year due to continued challenging economic conditions, unavailability of third-party credit, and the increasing preference by our new system installation customers to minimize the near-term impact that purchasing our system will have on their current cash resources. We expect this trend of increased levels of customers seeking financing arrangements for system installations to continue during the next twelve months, resulting in further increases in our financing receivables. The expected increase in financing receivables, although offset by periodic collections of previously outstanding amounts, could temporarily have a negative impact on our net cash provided by operating activities.
Net cash used in investing activities totaled $2.8 million for the six months ended June 30, 2013, compared to $2.7 million for the six months ended June 30, 2012. We used cash for the purchase of $2.7 million of property and equipment during the first six months of 2013, with approximately half of that amount related to the build-out of our new facility in Fairhope, Alabama. We do not anticipate the need for significant investing activities for capital expenditures during the remainder of 2013.
Net cash used in financing activities totaled $11.3 million for the six months ended June 30, 2013, compared to $10.2 million for the six months ended June 30, 2012. During the six months ended June 30, 2013, we increased our dividend rate 10.9% to $0.51 per share from $0.46 per share.
Our days sales outstanding, which represents the average collection time for accounts receivable, for the six months ended June 30, 2013 and 2012 were 35 and 43 days, respectively.

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
In our Annual Report on Form 10-K for the year ended December 31, 2012, we identified our critical accounting polices related to revenue recognition, allowance for doubtful accounts, allowance for credit losses and estimates. There have been no significant changes to these critical accounting policies for the three months ended June 30, 2013.
Non-GAAP Financial Measures
We have included in the discussion under the captions “Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012” and "Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012" above financial measures that were not prepared in accordance with GAAP. Any analysis of non-GAAP financial measures should be made only in conjunction with results presented in accordance with GAAP. Below, we define each of these non-GAAP financial measures, provide a reconciliation of each non-GAAP financial measures to the most directly comparable financial measure calculated in accordance with GAAP, and discuss the reasons that we believe this information is useful to management and may be useful to investors.
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

Adjusted Gross Margin on System Sales

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	6/30/2013	6/30/2012
Gross margin on system sales	$9,293	$5,149	$16,765	$10,325
Add: Unrecognized revenue accumulated related to First Generation Meaningful Use Installment Plans	109	4,679	592	9,821
Less: Revenue recognized related to First Generation Meaningful Use Installment Plans	(1,086)	—	(3,379)	—
Less: Deferred cost of equipment related to First Generation Meaningful Use Installment Plans	—	(333)	(9)	(870)
Add: Amortization of deferred cost of equipment related to First Generation Meaningful Use Installment Plans	136	54	190	54
Adjusted gross margin on system sales	$8,452	$9,549	$14,159	$19,330
Adjusted Cost of Equipment

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Cost of equipment	$1,755	$1,748	$3,614	$3,547
Add: Deferred cost of equipment related to First Generation Meaningful Use Installment Plans	—	333	9	870
Less: Amortization of deferred cost of equipment related to First Generation Meaningful Use Installment Plans	(136)	(54)	(190)	(54)
Adjusted cost of equipment	$1,619	$2,027	$3,433	$4,363
Adjusted System Sales

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
System sales	$22,377	$17,829	$43,099	$34,903
Add: Unrecognized revenue accumulated related to First Generation Meaningful Use Installment Plans	109	4,679	592	9,821
Less: Revenue recognized related to First Generation Meaningful Use Installment Plans	(1,086)	—	(3,379)	—
Adjusted system sales	$21,400	$22,508	$40,312	$44,724

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk relates primarily to the potential change in the value of our investment portfolio as a result of fluctuations in interest rates. The primary purpose of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk of loss. As of June 30, 2013, our investment portfolio consisted of a variety of financial instruments, primarily including, but not limited to, money market securities and high quality government and corporate obligations. It is our intent to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We do not hold financial instruments for trading or other speculative purposes. The securities in our investment portfolio are classified as available-for-sale and, consequently, are recorded on our balance sheet at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

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
The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of June 30, 2013.

	Aggregate Fair Value	Weighted Average Interest Rate
Cash and Cash Equivalents:
Cash and cash equivalents	$1,583,642	—%
Short-Term Investments: (1)
Accrued income	$48,095	—%
Money market funds	2,090,907	0.08%
Obligations of the U.S. Treasury, U.S government corporations and agencies	2,266,393	1.83%
Corporate debt securities	2,721,174	3.38%
Total short-term investments	$7,126,569
Long-Term Investments: (2)
Obligations of the U.S. Treasury, U.S government corporations and agencies	$1,032,921	0.63%
Mortgage backed securities	87,560	1.75%
Corporate debt securities	2,439,189	2.12%
Total long-term investments	$3,559,670

(1)	Reflects instruments with a contractual maturity of less than one year.

(2)	Reflects instruments with a contractual maturity of one year or more.
As of June 30, 2013, the Company had no borrowings and, therefore, is not subject to interest rate risks related to debt instruments.

Item 4.	Controls and Procedures.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3 to CPSI’s Current Report on Form 8-K dated November 14, 2012 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Form 10-Q for the period ended June 30, 2013

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Date: August 9, 2013	By:	/s/ J. BOYD DOUGLAS
J. Boyd Douglas
President and Chief Executive Officer

Date: August 9, 2013	By:	/S/ DAVID A. DYE
David A. Dye
Chief Financial Officer

Exhibit Index

No.	Exhibit

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3 to CPSI’s Current Report on Form 8-K dated November 14, 2012 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Form 10-Q for the period ended June 30, 2013

Exhibit 31.1

CERTIFICATION

I, J. Boyd Douglas, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Computer Programs and Systems, Inc.;

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 9, 2013	/s/ J. BOYD DOUGLAS
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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 9, 2013	/S/ DAVID A. DYE
David A. Dye
Chief Financial Officer

Exhibit 32.1

Certification Pursuant to
18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002
In connection with the Quarterly Report of Computer Programs and Systems, Inc. (the “Company”) on Form 10-Q for the quarterly period ended June 30, 2013, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), J. Boyd Douglas, President and Chief Executive Officer of the Company, and David A. Dye, Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934;

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 9, 2013	/s/ J. BOYD DOUGLAS
J. Boyd Douglas
President and Chief Executive Officer

/S/ DAVID A. DYE
David A. Dye
Chief Financial Officer