Form 10-Q/A
period 2013-03-31
COMPUTER PROGRAMS & SYSTEMS INC
filed 2013-08-12
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2013
- OR -

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 000-49796

COMPUTER PROGRAMS AND SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	74-3032373
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

6600 Wall Street, Mobile, Alabama	36695
(Address of principal executive offices)	(Zip Code)
(251) 639-8100
(Registrant’s Telephone number, including area code)
N/A
(Former name, Former Address and Former Fiscal Year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Shares of common stock, par value $0.001 per share, outstanding as of May 7, 2013 were 11,080,062 shares.

Explanatory Note
This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Computer Programs and Systems, Inc. (the “Company”) for the quarter ended March 31, 2013 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on May 8, 2013. The Amendment is being filed solely for the purpose of correcting an incorrect date in the certifications by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1, 31.2 and 32.1. Each certification as corrected was true and correct as of the filing date of the Original Filing.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way, and speaks as of the date of the Original Filing and does not reflect events occurring subsequent to the original filing date.

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

COMPUTER PROGRAMS AND SYSTEMS, INC.

Date: August 12, 2013	By:	/s/ J. BOYD DOUGLAS
J. Boyd Douglas
President and Chief Executive Officer

Date: August 12, 2013	By:	/S/ DAVID A. DYE
David A. Dye
Chief Financial Officer

Exhibit Index

No.	Exhibit

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3 to CPSI’s Current Report on Form 8-K dated November 14, 2012 and incorporated herein by reference)

10.1	2013 Executive Officer Incentive Program (filed as Exhibit 10.1 to CPSI's Current Report on Form 8-K dated March 4, 2013 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Form 10-Q for the period ended March 31, 2013