Form 10-Q/A
period 2013-06-30
COMPUTER PROGRAMS & SYSTEMS INC
filed 2013-08-12
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Shares of common stock, par value $0.001 per share, outstanding as of August 8, 2013 were 11,080,062 shares.

Explanatory Note
This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Computer Programs and Systems, Inc. (the “Company”) for the quarter ended June 30, 2013 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on August 9, 2013. The Amendment is being filed solely for the purpose of correcting an incorrect date in the certifications by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1, 31.2 and 32.1. Each certification as corrected was true and correct as of the filing date of the Original Filing.

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