Form 10-Q
period 2013-09-30
COMPUTER PROGRAMS & SYSTEMS INC
filed 2013-11-07
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 6, 2013, there were 11,159,142 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.
Quarterly Report on Form 10-Q
(For the three and nine months ended September 30, 2013)

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,913,561	$8,912,457
Investments	10,699,265	10,674,609
Accounts receivable, net of allowance for doubtful accounts of $1,192,000 and $1,124,000, respectively	21,608,740	19,704,767
Financing receivables, current portion, net	28,932,277	4,618,131
Inventories	1,234,425	1,682,008
Deferred tax assets	2,500,198	2,463,567
Prepaid income taxes	—	1,064,515
Prepaid expenses and other	1,003,558	1,081,421
Total current assets	68,892,024	50,201,475
Property and equipment
Land	2,848,276	2,848,276
Buildings and improvements	9,301,557	9,067,504
Maintenance equipment	2,071,230	2,588,452
Computer equipment	5,887,139	5,795,707
Leasehold improvements	4,543,559	3,067,756
Office furniture and equipment	3,566,609	2,845,548
Automobiles	341,387	314,905
	28,559,757	26,528,148
Less accumulated depreciation	(8,775,985)	(7,498,174)
Property and equipment, net	19,783,772	19,029,974
Financing receivables, net of current portion	769,219	7,862,833
Total assets	$89,445,015	$77,094,282
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,931,759	$2,980,174
Deferred revenue	10,695,093	7,452,612
Accrued vacation	3,880,667	3,506,106
Income taxes payable	537,626	—
Other accrued liabilities	5,339,301	3,777,068
Total current liabilities	23,384,446	17,715,960
Deferred tax liabilities	2,073,696	2,176,130
Stockholders’ equity:
Common stock, $0.001 par value; 30,000,000 shares authorized; 11,159,142 and 11,077,672 shares issued and outstanding	11,159	11,078
Additional paid-in capital	33,897,775	32,848,101
Accumulated other comprehensive income	15,302	27,693
Retained earnings	30,062,637	24,315,320
Total stockholders’ equity	63,986,873	57,202,192
Total liabilities and stockholders’ equity	$89,445,015	$77,094,282
The accompanying notes are an integral part of these financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Sales revenues:
System sales	$16,184,926	$17,560,958	$59,283,594	$52,464,069
Support and maintenance	17,996,814	16,782,149	53,411,592	50,326,970
Business management, consulting and managed IT services	12,597,904	10,830,683	36,894,310	32,603,247
Total sales revenues	46,779,644	45,173,790	149,589,496	135,394,286
Costs of sales:
System sales	11,241,680	11,527,792	37,575,720	36,106,338
Support and maintenance	7,134,147	7,110,246	21,547,031	20,636,521
Business management, consulting and managed IT services	7,749,519	6,520,924	22,216,913	19,230,443
Total costs of sales	26,125,346	25,158,962	81,339,664	75,973,302
Gross profit	20,654,298	20,014,828	68,249,832	59,420,984
Operating expenses:
Sales and marketing	3,286,431	3,379,258	10,997,045	10,660,546
General and administrative	6,341,999	6,644,902	22,969,561	19,845,107
Total operating expenses	9,628,430	10,024,160	33,966,606	30,505,653
Operating income	11,025,868	9,990,668	34,283,226	28,915,331
Other income:
Interest income	113,428	261,968	386,727	610,459
Total other income	113,428	261,968	386,727	610,459
Income before taxes	11,139,296	10,252,636	34,669,953	29,525,790
Provision for income taxes	3,870,058	3,327,978	11,971,360	8,690,820
Net income	$7,269,238	$6,924,658	$22,698,593	$20,834,970
Net income per share—basic	$0.66	$0.63	$2.05	$1.88
Net income per share—diluted	$0.66	$0.63	$2.05	$1.88
Weighted average shares outstanding
Basic	11,085,164	11,065,380	11,081,244	11,064,045
Diluted	11,085,164	11,065,380	11,081,244	11,064,045
Dividends declared per share	$0.51	$0.46	$1.53	$1.38

The accompanying notes are an integral part of these financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$7,269,238	$6,924,658	$22,698,593	$20,834,970
Other comprehensive income(loss), net of tax
Unrealized gain(loss) on investments available for sale, net of tax	1,383	7,065	(12,391)	22,656
Total other comprehensive income(loss), net of tax	1,383	7,065	(12,391)	22,656
Comprehensive income	$7,270,621	$6,931,723	$22,686,202	$20,857,626

The accompanying notes are an integral part of these financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2012	11,077,672	$11,078	$32,848,101	$27,693	$24,315,320	$57,202,192
Net income	—	—	—	—	22,698,593	22,698,593
Unrealized loss on investments held for sale, net of tax	—	—	—	(12,391)	—	(12,391)
Issuance of restricted stock	81,470	81	(81)	—	—	—
Stock-based compensation	—	—	1,059,314	—	—	1,059,314
Dividends	—	—	—	—	(16,951,276)	(16,951,276)
Income tax benefit from restricted stock dividends	—	—	46,039	—	—	46,039
Deficient tax benefit from restricted stock	—	—	(55,598)	—	—	(55,598)
Balance at September 30, 2013	11,159,142	$11,159	$33,897,775	$15,302	$30,062,637	$63,986,873
The accompanying notes are an integral part of these financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating Activities
Net income	$22,698,593	$20,834,970
Adjustments to net income:
Provision for bad debt	2,113,244	684,877
Deferred taxes	(131,370)	(16,157)
Stock based compensation	1,059,314	929,779
Deficient tax benefit from restricted stock	55,598	96,934
Income tax benefit from restricted stock dividends	(46,039)	(46,805)
Depreciation	2,561,848	2,342,203
Changes in operating assets and liabilities:
Accounts receivable	(2,610,251)	(2,901,563)
Financing receivables	(18,627,498)	(4,939,550)
Inventories	447,583	(821,609)
Prepaid expenses and other	77,862	(798,880)
Accounts payable	(48,415)	706,413
Deferred revenue	3,242,481	1,529,810
Other liabilities	1,936,794	1,259,627
Prepaid income taxes/income taxes payable	1,592,582	(905,121)
Net cash provided by operating activities	14,322,326	17,954,928
Investing Activities
Purchases of property and equipment	(3,315,646)	(2,323,977)
Purchases of investments	(2,723,501)	(1,146,151)
Sale of investments	2,678,760	—
Net cash used in investing activities	(3,360,387)	(3,470,128)
Financing Activities
Dividends paid	(16,951,276)	(15,268,238)
Deficient tax benefit from restricted stock	(55,598)	(96,934)
Income tax benefit from restricted stock dividends	46,039	46,805
Net cash used in financing activities	(16,960,835)	(15,318,367)
Decrease in cash and cash equivalents	(5,998,896)	(833,567)
Cash and cash equivalents at beginning of period	8,912,457	6,664,482
Cash and cash equivalents at end of period	$2,913,561	$5,830,915
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes, net of refund	$10,569,288	$8,880,752
Reclassification of inventory to property and equipment	$—	$372,508
Write-off of fully depreciated assets	$1,222,325	$8,687,631

The accompanying notes are an integral part of these financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.     BASIS OF PRESENTATION
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the periods presented. All such adjustments are considered of a normal recurring nature. Quarterly and interim results of operations are not necessarily indicative of annual results.
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
Reclassifications
With the formation of TruBridge in January 2013 as a wholly-owned subsidiary of the Company focusing exclusively on providing business management, consulting and managed information technology ("IT") services to rural and community healthcare organizations, the Company's presentation of certain revenues and related costs of sales within its Condensed Consolidated Statements of Income was changed as follows:

•
The Company's consulting and managed IT services revenues and related costs of sales are now included under the caption "Business management, consulting and managed IT services" within the accompanying Condensed Consolidated Statements of Income. These amounts were formerly included as a component of "Support and maintenance" within the Condensed Statements of Income.

•
The former captioned item "Business management services" within the Condensed Statements of Income has been changed to "Business management, consulting and managed IT services" to reflect the additional revenue streams included under the recaptioned item as a result of the aforementioned reclassifications.

These reclassifications had no effect on previously reported total sales revenues, total costs of sales, gross profit, operating income, income before taxes or net income.
Amounts presented for the three and nine months ended September 30, 2012 have been reclassified to conform to the current presentation. The following table provides the amounts reclassified for the three and nine months ended September 30, 2012:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Sales revenues:
Support and maintenance	$(1,389,412)	$(4,378,021)
Business management, consulting and managed IT services	$1,389,412	$4,378,021
Costs of sales:
Support and maintenance	$(791,734)	$(2,447,409)
Business management, consulting and managed IT services	$791,734	$2,447,409
Additionally, effective September 30, 2013, the Company changed its presentation of liabilities arising from unrecognized tax benefits related to uncertain tax positions. These amounts, formerly included as a component of "Other accrued liabilities" within the Condensed Consolidated Balance Sheets, are now included as a component of "Income taxes payable" or "Prepaid income taxes" (as determined by the status of the Company's overall federal and state income tax position at the respective balance sheet dates) within the Condensed Consolidated Balance Sheets. The purpose of this change was to present the entirety of the Company's overall federal and state income tax position under a single caption within the Condensed Consolidated Balance Sheets. Amounts presented in the accompanying Condensed Consolidated Balance Sheet at December 31, 2012 have been reclassified to conform to the current presentation. The following table provides the amounts reclassified as of December 31, 2012:

December 31, 2012
Assets:
Prepaid income taxes	$(744,705)
Liabilities and Stockholders' Equity
Other accrued liabilities	$(744,705)
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

System Sales, Software Application Support and Hardware Maintenance
The Company enters into contractual obligations to sell hardware, perpetual software licenses, conversion, installation and training services, and software application support and hardware maintenance services. On average, the Company is able to complete a system installation in three to four weeks. The methods employed by the Company to recognize revenue, which are discussed by element below, achieve results materially consistent with the provisions of Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, due to the relatively short period during which there are multiple undelivered elements, the relatively small amount of non-software related elements in the system sale arrangements, and the limited number of contracts in-process at the end of each reporting period. The Company recognizes revenue on the elements noted above as follows:

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

•
Perpetual software licenses and conversion, installation and training services – The selling price of perpetual software licenses and conversion, installation and training services is based on management’s best estimate of selling price. In determining management’s best estimate of selling price, we consider the following: (1) competitor pricing, (2) supply and demand of installation staff, (3) overall economic conditions, and (4) our pricing practices as they relate to discounts. With the exception of certain arrangements with extended payment terms that were entered into in 2012 and that are not comparable to our historical and current arrangements (see Note 8), the method of recognizing revenue for the perpetual license of the associated modules included in the arrangement, and the related conversion, installation and training services over the term the services are performed, is on a module by module basis as the respective conversion, installation and training for each specific module is completed, as this is representative of the pattern of provision of these services.
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
Business Management Services
Business management services consist of electronic billing services, statement processing services, payroll processing, accounts receivable management services, contract management and insurance services. While business management service arrangements are contracts separate from the system sale and support and maintenance contracts, these contracts are sometimes executed within a short time frame of each other. The selling price of these services is based on VSOE of fair value by reference to the rate at which our customers renew as well as the rate at which the services are sold to customers when the business management services agreement is not executed within a short time frame of the system sale and support and maintenance contracts. Because the pricing is transaction based (per unit pricing), customers are billed and revenue recognized as services are performed based on transaction levels.
3.     OTHER ACCRUED LIABILITIES
Other accrued liabilities are comprised of the following:

	September 30, 2013	December 31, 2012
Salaries and benefits	$3,520,136	$2,155,435
Commissions	616,092	716,087
Self-insurance reserves	663,100	633,700
Other	539,973	271,846
	$5,339,301	$3,777,068
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

Investments are comprised of the following at September 30, 2013:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments (money market funds and accrued income)	$2,719,151	$—	$—	$2,719,151
Obligations of U.S. Treasury, U.S. government corporations and agencies	2,919,862	875	(194)	2,920,543
Mortgaged-backed securities	81,458	2,721	—	84,179
Corporate bonds	4,954,113	23,075	(1,796)	4,975,392
	$10,674,584	$26,671	$(1,990)	$10,699,265
Shown below are the amortized cost and estimated fair value of securities with fixed maturities at September 30, 2013, by contract maturity date. Actual maturities may differ from contractual maturities because issuers of certain securities retain early call or prepayment rights.

	Amortized Cost	Fair Value
Due in 2013	$3,576,082	$3,578,075
Due in 2014	4,258,383	4,269,667
Due in 2015	2,608,736	2,618,394
Due in 2016	149,925	148,950
Due thereafter	81,458	84,179
	$10,674,584	$10,699,265
Investments were comprised of the following at December 31, 2012:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments (money market funds and accrued income)	$449,420	$—	$—	$449,420
Obligations of U.S. Treasury, U.S. government corporations and agencies	2,381,313	1,031	(565)	2,381,779
Mortgaged-backed securities	93,458	2,146	—	95,604
Corporate bonds	7,705,914	53,236	(11,344)	7,747,806
	$10,630,105	$56,413	$(11,909)	$10,674,609

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at September 30, 2013 and December 31, 2012, respectively:

	At September 30, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Treasury, U.S. government corporations and agencies	$282,271	$(194)	$—	$—	$282,271	$(194)
Corporate bonds	148,950	(975)	162,728	(821)	311,678	(1,796)
	$431,221	$(1,169)	$162,728	$(821)	$593,949	$(1,990)

	At December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Treasury, U.S. government corporations and agencies	$1,649,980	$(565)	$—	$—	$1,649,980	$(565)
Corporate bonds	243,612	(9,800)	668,748	(1,544)	912,360	(11,344)
	$1,893,592	$(10,365)	$668,748	$(1,544)	$2,562,340	$(11,909)
Our investment portfolio, including those securities in unrealized loss positions at September 30, 2013, is comprised almost entirely of investment-grade corporate and government debt securities. The Company does not intend to sell the investments that are in an unrealized loss position, and it is not likely that the Company will be required to sell any investments before recovery of their amortized cost basis. As a result, the Company has determined that the unrealized losses are deemed to be temporary impairments as of September 30, 2013. The Company believes that the unrealized losses generally are caused by liquidity discounts and increases in risk premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets.
5.     NET INCOME PER SHARE
The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. There were no dilutive shares outstanding for the three or nine month periods ended September 30, 2013 or September 30, 2012.

6.     INCOME TAXES
The Company accounts for income taxes in accordance with FASB’s Codification topic, Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Deferred tax assets and liabilities are comprised of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Deferred tax assets:
Accounts receivable and financing receivables	$1,076,614	$696,672
Accrued vacation	1,263,852	1,367,381
Stock-based compensation	323,088	351,850
Accrued liabilities	170,748	432,707
Total deferred tax assets	$2,834,302	$2,848,610
Deferred tax liabilities:
Other comprehensive income	$9,279	$16,974
Depreciation	2,398,521	2,544,199
Total deferred tax liabilities	$2,407,800	$2,561,173
Significant components of the Company’s income tax provision in the Condensed Consolidated Statements of Income for the nine months ended September 30 are as follows:

	2013	2012
Current provision:
Federal	$10,396,557	$7,996,220
State	1,706,173	710,757
Deferred provision:
Federal	(117,896)	(14,500)
State	(13,474)	(1,657)
Total income tax provision	$11,971,360	$8,690,820
The difference between income taxes at the U.S. federal statutory income tax rate of 35% and those reported in the Condensed Consolidated Statements of Income for the nine months ended September 30 is as follows:

	2013	2012
Income taxes at U.S. Federal statutory rate	$12,134,483	$10,332,605
Provision-to-return adjustments	(210,673)	(1,889,311)
State income taxes, net of federal tax effect	1,234,907	1,059,289
Domestic production activities deduction	(1,086,617)	(880,002)
Tax credits	(439,600)	—
Uncertain tax positions	389,284	13,359
Other	(50,424)	54,880
Total income tax provision	$11,971,360	$8,690,820
The provision-to-return adjustments presented above for the nine months ended September 30, 2012 are primarily related to differences between the Domestic Production Activities Deduction reported on the 2011 federal income tax return and amounts previously estimated. As a result of these provision-to-return adjustments, primarily recorded during the second quarter of 2012, our effective tax rates for the three and nine months ended September 30, 2013 are significantly higher than during the same prior year periods. Our effective tax rates for the three and nine months ended September 30, 2013 were 34.7% and 34.5%, respectively, compared to 32.5% and 29.4% for the three and nine months ended September 30, 2012.

The Company had unrecognized tax benefits of $1,133,989 related to uncertain tax positions as of September 30, 2013 under the provisions of FASB Codification topic, Income Taxes, which is recorded in income taxes payable within the Condensed Consolidated Balance Sheet. No accrued interest or penalties for such positions is recorded as such potential amounts are considered immaterial. The federal returns for the tax years 2004 through 2009 are currently under examination by the Internal Revenue Service, primarily in relation to research credits and Domestic Production Activities Deduction amounts claimed on those returns, as amended, by the Company. The federal returns for tax years 2010 through 2012 remain open to examination, and the tax years 2006 through 2012 remain open to examination by certain other taxing jurisdictions to which the Company is subject.
7.     STOCK-BASED COMPENSATION AND EMPLOYEE INCENTIVE PROGRAMS
Stock-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee’s or non-employee director’s requisite service period.
The following table shows total stock-based compensation expense for the three and nine months ended September 30, 2013 and 2012, included in the Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Costs of sales	$114,999	$114,999	$344,997	$344,997
Operating expenses	240,421	200,001	714,317	584,782
Pre-tax stock-based compensation expense	355,420	315,000	1,059,314	929,779
Less: income tax effect	138,614	122,850	413,132	362,614
Net stock-based compensation expense	$216,806	$192,150	$646,182	$567,165
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
On September 25, 2013, the Compensation Committee of the Board of Directors approved the grant of a total of 79,080 shares of restricted stock, effective September 25, 2013, to certain executive officers of the Company. The grant date fair value was $57.54 per share. Under the terms of the restricted stock award agreements with the executive officers, the shares of restricted stock are scheduled to vest in four equal annual installments commencing on September 25, 2014 and each September 25 thereafter, assuming that the recipient of the award continues to serve as an executive officer of the Company on each applicable vesting date. Compensation expense for this grant is being recognized on a straight-line basis over four years.
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
A summary of activity under the 2005 Restricted Stock Plan and the 2012 Restricted Stock Plan for Non-Employee Directors (the “Plans”) for the nine months ended September 30, 2013 and 2012 is as follows:

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock outstanding at beginning of period	94,729	$59.12	100,346	$60.79
Granted	81,470	57.39	2,160	55.55
Vested	(20,069)	60.79	(20,069)	60.79
Nonvested stock outstanding at end of period	156,130	$58.47	82,437	$60.65
As of September 30, 2013, there was $8,313,817 of unrecognized compensation cost related to non-vested restricted stock granted under the Plans.
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

8.     FINANCING RECEIVABLES
Short-Term Payment Plans
The Company has sold information and patient care systems to certain healthcare providers under short-term payment plans, which typically have expected terms from 3 to 12 months. These receivables, included in the current portion of financing receivables, were comprised of the following on September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Short-term payment plans, gross	$28,496,248	$448,487
Less: allowance for losses	(1,424,812)	(22,424)
Less: unearned income	—	—
Short-term payment plans, net	$27,071,436	$426,063
The significant increase in amounts due under short-term payment plans from December 31, 2012 to September 30, 2013 is due to those factors described under the caption "Second Generation Meaningful Use Installment Plans" below.
Sales-Type Leases
Additionally, the Company leases its information and patient care systems to certain healthcare providers under sales-type leases expiring in various years through 2017. These receivables typically have terms from two to five years, bear interest at various rates, and are usually collateralized by a security interest in the underlying assets. Since the Company has a history of successfully collecting amounts due under the original payment terms of these extended payment arrangements without making any concessions to its customers, the Company satisfies the requirement for revenue recognition. The Company’s history with these types of extended payment term arrangements supports management’s assertion that revenues are fixed and determinable and collection is probable.
The components of these lease receivables were as follows on September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Sales-type leases, gross	3,172,959	13,665,300
Less: allowance for losses	(144,144)	(639,891)
Less: unearned income	(398,755)	(970,508)
Sales-type leases, net	$2,630,060	$12,054,901
The significant decrease in amounts due under sales-type leases from December 31, 2012 to September 30, 2013 is due to those factors described under the caption "Second Generation Meaningful Use Installment Plans" below.
Future minimum lease payments to be received subsequent to September 30, 2013 are as follows:

2013	$829,567
2014	1,735,225
2015	487,255
2016	72,000
2017	48,912
Thereafter	—

Total minimum lease payments to be received	3,172,959
Less unearned income	(398,755)

Net leases receivable	$2,774,204

Credit Quality of Financing Receivables and Allowance for Credit Losses
The following table is a roll-forward of the allowance for financing credit losses for the year ended December 31, 2012 and nine months ended September 30, 2013:

	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
December 31, 2012	$447,321	$214,994	$—	$—	$662,315
September 30, 2013	$662,315	$1,406,965	$(500,324)	$—	$1,568,956
The Company’s financing receivables are comprised of a single portfolio segment, as the balances are all derived from short-term payment plan arrangements and sales-type leasing arrangements within our target market of rural and community hospitals. The Company evaluates the credit quality of its financing receivables based on a combination of factors, including, but not limited to, customer collection experience, economic conditions, the customer’s financial condition, and known risk characteristics impacting the respective customer base of rural and community hospitals, the most notable of which relate to enacted and potential changes in Medicare and Medicaid reimbursement rates as rural and community hospitals typically generate a significant portion of their revenues and related cash flows from beneficiaries of these programs. In addition to specific account identification, the Company utilizes historical collection experience to establish the allowance for credit losses. Financing receivables are written off only after the Company has exhausted all collection efforts. The Company has been successful in collecting its financing receivables and considers the credit quality of such arrangements to be good, especially as the underlying assets act as collateral for the receivables.
Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. To facilitate customer collection and credit monitoring efforts, financing receivable amounts are invoiced and reclassified to trade accounts receivable when they become due, with all invoiced amounts placed on nonaccrual status. As a result, all past due amounts related to the Company’s financing receivables are included in trade accounts receivable in the accompanying Condensed Consolidated Balance Sheets. The following is an analysis of the age of financing receivables amounts (excluding short-term payment plans) that have been reclassified to trade accounts receivable and were past due as of September 30, 2013 and December 31, 2012:

	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due
September 30, 2013	$572,772	$91,087	$54,389	$718,248
December 31, 2012	$1,108,108	$297,812	$301,896	$1,707,816
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

	September 30, 2013	December 31, 2012
Customer balances with amounts reclassified to trade accounts receivable that are:
1 to 90 Days Past Due	$1,369,796	$7,337,602
91 to 180 Days Past Due	946,903	1,028,235
181 + Days Past Due	27,500	252,770
Total customer balances with past due amounts reclassified to trade accounts receivable	$2,344,199	$8,618,607
Total customer balances with no past due amounts reclassified to trade accounts receivable	430,005	4,076,185
Total financing receivables with contractual maturities of one year or less	28,496,248	448,487
Less allowance for losses	(1,568,956)	(662,315)
Total financing receivables	$29,701,496	$12,480,964
First Generation Meaningful Use Installment Plans
During 2012, the Company entered into multiple customer license agreements with payment terms requiring the customer to remit to the Company incentive payments (not to exceed the remaining balance of the contract price) received under the American Recovery and Reinvestment Act of 2009 (“ARRA”) for adoption of qualifying electronic health records (“EHRs”), with only nominal payment amounts required until the customer’s receipt of such incentive payments ("First Generation Meaningful Use Installment Plans"). If no such incentive payments are received by the customer or if such payments are not sufficient to pay the remaining balance under the arrangement, payments continue at contracted nominal amounts until the balance of the contract price is paid in full. Because of the significant difference in the underlying economics of these arrangements compared to our historical financing receivables, management has determined that these arrangements are not comparable to historical arrangements. In accordance with the Software topic and Revenue Recognition subtopic of the Codification, the Company recognizes revenue related to these arrangements as the amounts become due. Anticipated future cash flows from these 2012 licensing arrangements are excluded from the Company’s financing receivables and deferred revenue in the accompanying Condensed Consolidated Balance Sheets. Direct, incremental costs in the amount of $312,240, included as a component of prepaid expenses and other in the accompanying Condensed Consolidated Balance Sheets, have been capitalized as of September 30, 2013 related to these arrangements.
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
Nearly all of our new system installations during the nine months ended September 30, 2013 were under Second Generation Meaningful Use Installment Plans, resulting in a significant increase in our financing receivables balance related to short-term payment plans from December 31, 2012 to September 30, 2013. Consequently, this concentration of system installations under short-term payment plans has resulted in the overall significant decrease in amounts due under sales-type leases from December 31, 2012 to September 30, 2013.

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
The fair values of the Company’s available-for-sale securities are based on matrix pricing for the periods ended September 30, 2013 and December 31, 2012, which uses observable market-based inputs (such as benchmark yields) in addition to quoted prices in active markets to derive fair values. As a result, these inputs are classified as Level 2 within the fair value hierarchy. We generally apply fair value techniques on a non-recurring basis associated with (1) valuing potential impairment loss related to financing receivables accounted for pursuant to Codification topic, Leases, and (2) valuing potential impairment loss related to long-lived assets accounted for pursuant to Codification topic, Property, Plant and Equipment, when events or circumstances indicate a possible impairment.
The following tables summarize the carrying amounts and fair values of certain assets and liabilities at September 30, 2013 and December 31, 2012:

		Fair Value at September 30, 2013 Using
		Quoted Prices in
	Carrying	Active Markets for	Significant Other	Significant
	Amount at	Identical Assets	Observable Inputs	Unobservable Inputs
	9/30/2013	(Level 1)	(Level 2)	(Level 3)
Description
Available-for-sale securities
Short-term investments (money market funds and accrued income)	$2,719,151	$—	$2,719,151	$—
Mortgage backed securities	84,179	—	84,179	—
Obligations of U.S. Treasury, U.S. government corporations and agencies	2,920,543	—	2,920,543	—
Corporate bonds	4,975,392	—	4,975,392	—
Total available-for-sale securities	$10,699,265	$—	$10,699,265	$—

		Fair Value at December 31, 2012 Using
		Quoted Prices in
	Carrying	Active Markets for	Significant Other	Significant
	Amount at	Identical Assets	Observable Inputs	Unobservable Inputs
	12/31/2012	(Level 1)	(Level 2)	(Level 3)
Description
Available-for-sale securities
Short-term investments (money market funds and accrued income)	$449,420	$—	$449,420	$—
Mortgage backed securities	95,604	—	95,604	—
Obligations of U.S. Treasury, U.S. government corporations and agencies	2,381,779	—	2,381,779	—
Corporate bonds	7,747,806	—	7,747,806	—
Total available-for-sale securities	$10,674,609	$—	$10,674,609	$—
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
11.     RECENT ACCOUNTING PRONOUNCEMENTS
New Accounting Standards Adopted in 2013
There were no new standards required to be adopted during the nine months ended September 30, 2013 that will have a material impact on our financial statements.
New Accounting Standards Yet to be Adopted
There are no new standards required to be adopted in future periods that will have a material impact on our financial statements.
12.     SUBSEQUENT EVENTS
On October 31, 2013, the Company announced a dividend for the fourth quarter of 2013 in the amount of $0.51 per share, payable on November 22, 2013, to stockholders of record as of the close of business on November 8, 2013.

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
This discussion and analysis contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified generally by the use of forward-looking terminology and words such as “expects,” “anticipates,” “estimates,” “believes,” “predicts,” “intends,” “plans,” “potential,” “may,” “continue,” “should,” “will” and words of comparable meaning. Without limiting the generality of the preceding statement, all statements in this report relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and future financial results are forward-looking statements. We caution investors that any such forward-looking statements are only predictions and are not guarantees of future performance. Certain risks, uncertainties and other factors may cause actual results to differ materially from those projected in the forward-looking statements. Such factors may include:

•	overall business and economic conditions affecting the healthcare industry;

•	government regulation of the healthcare and health insurance industries;

•	government regulation of our products and customers, including changes in healthcare policy affecting Medicare and Medicaid reimbursement rates and qualifying technological standards;

•	potential effects of the federal healthcare reform legislation enacted in 2010, and implementing regulations, on the businesses of our hospital customers;

•	funding uncertainties associated with, and potential expenditures required by, the American Recovery and Reinvestment Act of 2009 in connection with the adoption of electronic health records;

•	saturation of our target market and hospital consolidations;

•	changes in customer purchasing priorities, capital expenditures and demand for information technology systems;

•	competition with companies that have greater financial, technical and marketing resources than we have;

•	failure to develop new technology and products in response to market demands;

•	fluctuations in quarterly financial performance due to, among other factors, timing of customer installations;

•	failure of our products to function properly resulting in claims for medical losses;

•	changes in accounting principles generally accepted in the United States of America;

•	breaches of security and viruses in our systems resulting in customer claims against us and harm to our reputation;

•	potential intellectual property claims against us;

•	general economic conditions, including changes in the financial and credit markets that may affect the availability and cost of credit to us or our customers; and

•	interruptions in our power supply and/or telecommunications capabilities.
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
Our system currently is installed and operating in over 650 hospitals in 45 states and the District of Columbia. Our customers consist of rural and community hospitals with 300 or fewer beds, with hospitals having 100 or fewer acute care beds comprising approximately 94% of our customers.
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
As a result of the recent economic recession, continued economic uncertainty and tightened lending standards, hospitals have experienced reduced availability of third party credit and increased volatility in their investment portfolios. In addition, healthcare organizations with a large dependency on Medicare and Medicaid populations, such as community-based hospitals, have been impacted by the challenging financial condition of the federal government and many state governments and government programs. Accordingly, we recognize that prospective hospital customers often do not have the necessary capital to make investments in information technology. Additionally, in response to these challenges, hospitals have become more selective regarding where they invest capital, resulting in a focus on strategic spending that generates a return on their investment. Despite the current economic environment, we believe healthcare information technology is often viewed as more strategically beneficial to hospitals than other possible purchases because the technology offers the possibility of a quick return on investment. Information technology also plays an important role in healthcare by improving safety and efficiency and reducing cost. Additionally, we believe most hospitals recognize that they must invest in healthcare information technology to meet current and future regulatory, compliance and government reimbursement requirements.
Over the past five years, we have experienced an increase in customers seeking financing arrangements from us for system installations as a result of ongoing challenging economic conditions and tightened lending standards. Additionally, as our new system installation customer base expects significant future cash inflows in the form of electronic health record ("EHR") incentive payments from the federal and state governments, we have experienced a significant demand for financing arrangements allowing new system installation customers to minimize the near-term impact on their current cash resources. As a result, we have experienced a significant increase in financing arrangements that allow customers to utilize anticipated cash inflows under the EHR incentive programs in satisfaction of their payment obligations in purchasing our EHR solution. The increased demand for financing arrangements has resulted in nearly all of our new system installation customers seeking and receiving financing arrangements during the first nine months of 2013. Historically, we have made financing arrangements available to customers on a case-by-case basis depending upon various aspects of the proposed contract and customer attributes. These financing arrangements include short-term payment plans, longer-term lease financing through us or third-

party financing companies, and Software as a Service (SaaS) arrangements. We intend to continue to work with prospective customers to provide for financing arrangements to purchase our systems so long as such arrangements do not adversely affect our financial position or long-term liquidity. We believe that meeting the financial needs of rural and community-based hospitals while allowing for the profitable expansion of our footprint in this market will remain both an opportunity and a challenge for us in the foreseeable future.
Despite the ongoing challenging economic conditions generally, including continued tightened lending standards, we have not experienced a decline in demand for our products and services and our collections of receivables remain consistent with historical trends.
American Recovery and Reinvestment Act of 2009
While the ongoing challenging economic conditions and tightened lending standards have impacted and could continue to impact the rural and community hospitals that comprise our target market, we believe that the American Recovery and Reinvestment Act of 2009 (the "ARRA") has increased and will continue to increase demand for healthcare information technology and will have a positive impact on our business prospects through 2015. The ARRA includes more than $19 billion in funding to aid healthcare organizations in modernizing their operations through the acquisition and wide-spread use of healthcare information technology. Included in the funding is approximately $17.2 billion in incentives through Medicare and Medicaid reimbursement systems to encourage and assist healthcare providers in adopting and using EHRs. These incentive payments began in 2011, but if an eligible healthcare provider does not begin to demonstrate meaningful use of EHRs by October 1, 2014, then reimbursement under Medicare will begin to be reduced. Our hospital customers began receiving these incentive payments under the ARRA in 2011. As of the date of this filing, approximately 395 of our hospital customers have received payments for EHR adoption totaling approximately $503 million. These amounts are based on information provided by the Centers for Medicare and Medicaid Services ("CMS") regarding recipients of Medicare EHR incentive payments through September 2013, supplemented by feedback from our customers regarding Medicare EHR incentive payments received since September 2013 and Medicaid EHR incentive payments received to date. Previously reported amounts were based solely upon feedback received from our customers.
We have been focused on ensuring that we take the necessary steps to meet the needs of rural and community hospitals to help them gain access to the incentives made available under the ARRA. Primary among those steps is ensuring that our technology meets the ARRA’s EHR certification requirements. During 2010, both our hospital and medical practice EHR solutions were certified as a complete EHR by CCHIT®. Receiving this certification for both our hospital and medical practice EHR products ensures that both hospitals and providers using our EHR systems can attain “meaningful use” of EHRs and qualify for certain EHR incentives. Continuing this focus on ensuring that our technology meets the ARRA's EHR certification requirements, in July 2013 we announced that Version 19 of our hospital EHR system was certified by CCHIT® as a complete EHR in compliance with the Office of the National Coordinator for Health Information Technology ("ONC") 2014 Edition criteria. The ONC 2014 Edition criteria support both stage one and stage two meaningful use measures required to qualify eligible hospitals and providers for funding under the ARRA.
According to data reported by the ONC, along with CMS, as of August 2013 CPSI is third among all vendors in terms of the number of successful hospital customer attestations for complete EHR systems. As a result of our obtaining the CCHIT® certification and our track record with our hospital customers successfully achieving meaningful use, the ARRA has had and should continue to have a positive impact on our business and the businesses of the rural and community hospitals that comprise our target market.
Health Care Reform
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, collectively referred to as the “Health Reform Laws.” This sweeping legislation implements changes to the healthcare and health insurance industries from 2010 through 2015, with the ultimate goal of requiring substantially all U.S. citizens and legal residents to have qualifying health insurance coverage by 2014 and providing the means by which it will be made available to them. We anticipate that the Health Reform Laws will have little direct impact on our internal operation but may have a significant impact on the businesses of our hospital customers once fully in effect. We have not been able to determine at this point whether the impact will be positive, negative or neutral; however, it is likely that the Health Reform Laws will affect hospitals differently depending upon the populations they service. Rural and community hospitals typically service higher uninsured populations than larger urban hospitals and rely more heavily on Medicare and Medicaid for reimbursement. It remains to be seen whether the increase in the insured populations for rural and community hospitals, as well as the increase in Medicare and Medicaid reimbursements under ARRA for hospitals that implement EHR technology, will be enough to offset cuts in Medicare and Medicaid reimbursements contained in the Health Reform Laws or as a result of sequestration or other federal legislation.

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
As the federal government seeks to further limit deficit spending in the future due to fiscal restraints, it will likely continue to cut entitlement spending programs such as Medicare and Medicaid matching grants which will place further cost pressures on hospitals and other healthcare providers. Furthermore, federal and state budget shortfalls could lead to potential reductions in funding for Medicare and Medicaid. Reductions in reimbursements from Medicare and Medicaid could lead to hospitals postponing expenditures on information technology.
Results of Operations
During the nine months ended September 30, 2013, we generated revenues of $149.6 million from the sale of our products and services, as compared to $135.4 million in the nine months ended September 30, 2012, an increase of 10.5% that can mostly be attributed to our discontinued use of First Generation Meaningful Use Installment Plans (as discussed below). We installed our core financial and patient accounting system in 22 new hospitals in the first nine months of 2013 compared to 26 in the first nine months of 2012. Additionally, our expanding customer base resulted in continued growth in support and maintenance revenues and business management, consulting and managed IT services revenues. Our net income for the nine months ended September 30, 2013 increased 8.9% from the first nine months of 2012, while cash flow from operations decreased 20.2%, primarily as a result of increases in our financing receivables from Second Generation Meaningful Use Installment Plans.
As mentioned above, our operations have been significantly affected by the EHR incentives offered under the ARRA and the related reduction in Medicare reimbursement rates for those providers that fail to demonstrate meaningful use of EHR by October 1, 2014. "Meaningful use" of EHR under the ARRA refers to a set of core criteria that medical providers must meet in order to prove that they are using their EHR as an effective tool in their practice, plus additional a la carte menu items. Meaningful use is measured in three stages over five years, with each stage representing a level of adoption of EHR. EHR incentive payments to eligible hospitals meeting the stage one criteria began in 2011 and began decreasing in October 2013. To achieve the stage one criteria, eligible hospitals are required to meet 14 core objectives and five menu objectives that they select from a total list of 10. Stage two criteria, published in September 2012, became effective at the beginning of the federal government's 2014 fiscal year (October 1, 2013) and require eligible hospitals to meet 16 core objectives and three menu objectives to be selected from a total list of six. Most of the stage one objectives are core objectives under stage two, but the thresholds that providers must meet to satisfy these objectives for stage two have been raised. Stage three criteria (the final rules for which have not yet been published) are expected to become effective at the beginning of the federal government's 2016 fiscal year (October 1, 2015).
In the first year of participation in the EHR incentive program, eligible hospitals are required to report compliance with stage one requirements for a consecutive 90-day period during the federal government's fiscal year to qualify for incentive payments. For subsequent years, the original rules required eligible hospitals to report compliance with meaningful use standards for a full EHR reporting year. However, for fiscal 2014 CMS is permitting a one-time three-month reporting period to allow providers time to adopt EHR technology that is in compliance with the ONC 2014 Edition criteria. For eligible hospitals, this three-month reporting period is fixed to the quarter of the federal government's fiscal year. As a result of the required deadlines associated with these compliance periods, in order for eligible hospitals to maximize potential EHR incentive payments and avoid the aforementioned reduction in Medicare reimbursement rates for failure to demonstrate meaningful use of EHR by October 1, 2014, our financial results have become and will remain uneven during the term of the ARRA program, with system sales activity relating to ARRA likely being higher in the first two quarters of our fiscal year and lower in the last two quarters of our fiscal year. However, due to the timing of revenue recognition on the remaining $3.7 million of accumulated unrecognized revenue related to First Generation Meaningful Use Installment Plans as discussed below, our recognition of revenue for the remainder of 2013 may not be in a pattern consistent with changes in system sales activity.
During 2012, we included language in certain of our customer license agreements that more evenly matched customers’ anticipated cash inflows under the EHR incentive program with the necessary cash outflows for purchasing our EHR solution (“First Generation Meaningful Use Installment Plans”, previously referred to as "Extended Meaningful Use Installment Plans" in our prior filings with the Securities and Exchange Commission). Under these arrangements, a customer is required to remit to us Medicare and Medicaid incentive payments (not to exceed the remaining balance under the arrangement) received for adoption of qualifying EHRs upon receipt of such funds, with only nominal payments required until the customer’s receipt of such incentive payments. If no such incentive payments are received by the customer or if such payments are not sufficient to pay the remaining balance under the arrangement, payments continue at contracted nominal amounts until the balance of the contract price is paid in full. EHR incentive payments aside, these nominal payment amounts would result in the overall duration of the payment periods significantly exceeding that of our historical financing arrangements. As a result, revenue from these arrangements is recognized as the amounts become due. As of September 30, 2013, we have remaining accumulated unrecognized revenue of $3.7 million to be recognized as the amounts become due under these contracts. Of the customers contributing to the $3.7 million in accumulated unrecognized revenue as of September 30, 2013, all have attested to stage one of meaningful use as of the date of this filing, with over half of those customers attesting to stage one having already received related Medicaid incentive payments. Medicare payments, which are typically significantly larger than the related Medicaid payments, are still pending for most of these customers. Our experience suggests an average time from successful attestation in stage one to receipt of funds from Medicare under the EHR incentive program of approximately six weeks. Overall with respect to these contracts, we typically experience a timeframe of 6 to 12 months from the date of installation to receipt of funds under the EHR incentive program. The final new system installation under a First Generation Meaningful Use Installment Plan was performed during the fourth quarter of 2012, and the Company does not expect to offer such payment terms going forward. As a result, aside from the anticipated recognition of the $3.7 million of accumulated unrecognized revenue as of September 30, 2013, we do not expect First Generation Meaningful Use Installment Plans to have a significant impact on our future financial statements.
Beginning in the fourth quarter of 2012, we ceased offering First Generation Meaningful Use Installment Plans to our customers, opting instead for license agreements with payment terms that provide us with greater visibility into and control over the customer's meaningful use attestation process and significantly reducing the maximum timeframe over which customers must satisfy their full payment obligations in purchasing our system (“Second Generation Meaningful Use Installment Plans”). Under these arrangements, for the first two years following execution of the contract, a customer is only required to remit to us Medicare and Medicaid incentive payments (not to exceed the remaining balance under the arrangement) received for adoption of qualifying EHRs upon receipt of such funds. Upon the expiration of this two-year period, the remaining balance (if any) is required to be paid in full over a period not to exceed twelve months. As the overall payment period durations of the Second Generation Meaningful Use Installment Plans are consistent with that of our historical system sale financing arrangements, revenues under the Second Generation Meaningful Use Installment Plans are recognized upon installation of our EHR solution. Nearly all of our new system installations during the nine months ended September 30, 2013 have been under Second Generation Meaningful Use Installment Plans, resulting in a significant increase in our financing receivables balances from December 31, 2012 to September 30, 2013. We expect the trend towards increased financing arrangements (predominantly through Second Generation Meaningful Use Installment Plans) to continue for the next few years.

The following table sets forth certain items included in our results of operations for the three and nine months ended September 30, 2013 and 2012, expressed as a percentage of our total revenues for these periods (dollar amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
System sales	$16,185	34.6%	$17,561	38.9%	$59,284	39.6%	$52,464	38.7%
Support and maintenance (1)	17,997	38.5%	16,782	37.1%	53,412	35.7%	50,327	37.2%
Business management, consulting and managed IT services (1)	12,598	26.9%	10,831	24.0%	36,894	24.7%	32,603	24.1%
Total sales revenues	46,780	100.0%	45,174	100.0%	149,590	100.0%	135,394	100.0%
Costs of sales:
System sales	11,242	24.0%	11,528	25.5%	37,576	25.1%	36,106	26.7%
Support and maintenance (1)	7,134	15.3%	7,110	15.7%	21,547	14.4%	20,637	15.2%
Business management, consulting and managed IT services (1)	7,750	16.6%	6,521	14.4%	22,217	14.9%	19,230	14.2%
Total costs of sales	26,126	55.8%	25,159	55.7%	81,340	54.4%	75,973	56.1%
Gross profit	20,654	44.2%	20,015	44.3%	68,250	45.6%	59,421	43.9%
Operating expenses:
Sales and marketing	3,286	7.0%	3,379	7.5%	10,997	7.4%	10,661	7.9%
General and administrative	6,342	13.6%	6,645	14.7%	22,970	15.4%	19,845	14.7%
Total operating expenses	9,628	20.6%	10,024	22.2%	33,967	22.7%	30,506	22.5%
Operating income	11,026	23.6%	9,991	22.1%	34,283	22.9%	28,915	21.4%
Other income:
Interest income	113	0.2%	262	0.6%	387	0.3%	610	0.5%
Total other income	113	0.2%	262	0.6%	387	0.3%	610	0.5%
Income before taxes	11,139	23.8%	10,253	22.7%	34,670	23.2%	29,525	21.8%
Income taxes	3,870	8.3%	3,328	7.4%	11,971	8.0%	8,691	6.4%
Net income	$7,269	15.5%	$6,925	15.3%	$22,699	15.2%	$20,834	15.4%
(1) Prior year amounts have been reclassified to reflect the current presentation. See Note 1 to the condensed consolidated financial statements, included herein.
Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012
Revenues. Total revenues for the three months ended September 30, 2013 increased 3.6%, or $1.6 million, compared to the three months ended September 30, 2012. This was largely attributable to a combined $3.0 million increase in support and maintenance revenues and business management, consulting and managed IT services revenues due to a larger customer base and increased applications within that customer base requiring support and maintenance services, as well as increased demand for and market acceptance of our business management, consulting and managed IT services. The combined increase in support and maintenance revenues and business management, consulting and managed IT services revenues were partially offset by a $1.4 million decrease in system sales revenues, primarily caused by a decrease in new system installations during the third quarter of 2013.
System sales revenues decreased by 7.8%, or $1.4 million, for the comparative three-month periods. We completed financial and patient software system installations at six new hospital clients in the third quarter of 2013 (none of which was under a First Generation Meaningful Use Installment Plan and one of which was under a SaaS arrangement) compared to eight in the third quarter of 2012 (two of which were under First Generation Meaningful Use Installment Plans). Sales to existing customers accounted for 63.5% of our system sales revenues for the third quarter of 2013 compared to 61.3% for the third quarter of 2012. During the third quarter of 2012, the Company installed systems under First Generation Meaningful Use Installment Plans for which a substantial majority of the consideration is not received or revenue recognized until the customers successfully achieve "meaningful use" designation and receive related stage one ARRA incentive payments. These arrangements resulted in $0.2 million and $0.5 million of revenue recognized (net of additional unrecognized revenue accumulated) during the third quarter of 2013 and 2012, respectively. Excluding the net effect on revenue resulting from these arrangements, adjusted system sales (as hereinafter defined in the "Non-GAAP Financial Measures" section below) decreased $1.1 million, or 6.2%, due to the decrease in new system installations and a decrease in add-on sales to existing customers.
Support and maintenance revenues increased by 7.2%, or $1.2 million, for the comparative three-month periods. Support service fees increased by 9.4%, or $1.5 million, due to an increase in recurring revenues as a result of a larger customer base, an increase in support fees for add-on business sold to existing customers, and increases in support rates from contractually agreed upon Consumer Price Index (“CPI”) rate increases. The increase in support service fees was partially offset by a 26.2%, or $0.2 million, decrease in SaaS, hosting and other fees as a result of the high volume during 2011 and 2012 of conversions of previously installed SaaS arrangements to perpetual licenses at the customers' request.
Business management, consulting and managed IT services revenues increased by 16.3%, or $1.8 million, for the comparative three-month periods. We experienced this increase in business management, consulting and managed IT services revenues primarily as a result of growth in customer demand for accounts receivable management (increasing 27.6%, or $0.8 million), clinical consulting (increasing 110.3%, or $0.4 million), private pay (increasing 3.7%, or $0.1 million) and cloud computing services (a component of managed IT services, increasing 69.5%, or $0.1 million) due to more effective marketing of these services. We also experienced a $0.2 million increase in reimbursed travel costs as a result of the increased utilization of our clinical consulting resources.
Costs of Sales. Total costs of sales increased by 3.8%, or $1.0 million, for the comparative three-month periods. As a percentage of total revenues, costs of sales remained relatively stable, increasing slightly to 55.8% from 55.7%.
Costs of system sales decreased by 2.5%, or $0.3 million, for the comparative three-month periods. The decrease in costs of system sales was due to a $0.4 million decrease in payroll and related costs and a $0.5 million decrease in travel costs. Payroll and related costs decreased as a result of attrition-based headcount reductions in our installation workforce, and travel costs decreased primarily as a result of the overall decrease in new system installations. These decreases were partially offset by a $0.6 million increase in the cost of third party software subscriptions as a result of our expanding customer base utilizing such third party software services and new royalty payments for newly copyrighted and newly provided third party content. The gross margin on system sales decreased to 30.5% for the three-month period ended September 30, 2013 from 34.4% in the three-month period ended September 30, 2012. Excluding the net effect on revenue resulting from First Generation Meaningful Use Installment Plans (which were used by the Company in 2012) and the deferral of the related cost of equipment, the adjusted gross margin on system sales (as hereinafter defined in the “Non-GAAP Financial Measures” section below) decreased to 30.1% in the three-month period ended September 30, 2013 from 32.3% in the three-month period ended September 30, 2012. The table below summarizes the major components of costs of system sales as a percentage of system sales revenues:

	Three Months Ended
	September 30, 2013	September 30, 2012
Payroll and related expenses	37.9%	37.1%
Travel expenses	14.7%	16.3%
Cost of equipment	7.6%	6.8%
Excluding the net effect on revenue and cost of equipment resulting from First Generation Meaningful Use Installment Plans, payroll and related expenses, travel expense, and adjusted cost of equipment (as hereinafter defined in the “Non-GAAP Financial Measures” section below) would represent 38.2%, 14.9% and 7.5%, respectively, of adjusted system sales (as hereinafter defined in the “Non-GAAP Financial Measures” section below) for the third quarter of 2013 compared to 38.1%, 16.8% and 7.2%, respectively, for the third quarter of 2012. Please see the tables set forth below under the caption “Non-GAAP Financial Measures” for a reconciliation of each of these non-GAAP financial measures to the comparable financial measure determined in accordance with generally accepted accounting principles in the United States (“GAAP”).
Costs of support and maintenance increased 0.3%, or less than $0.1 million, for the comparative three-month periods, primarily due to an increase in payroll and related costs of 2.1%, or $0.1 million, due to increased personnel. The gross margin on support and maintenance revenues increased to 60.4% for the three-month period ended September 30, 2013 from 57.6% for the three-month period ended September 30, 2012.
Our costs associated with business management, consulting and managed IT services increased 18.8%, or $1.2 million, for the comparative three-month periods, due primarily to an increase in payroll and related expenses. The gross margin on these services decreased slightly to 38.5% for the three-month period ended September 30, 2013 from 39.8% for the three-month period ended September 30, 2012 due to the disproportionate increase in payroll and related expenses versus revenues. Payroll and related expenses increased 20.3%, or $0.8 million, as a result of adding more employees during the trailing twelve months in order to support and develop our growing customer base and increase capacity in advance of anticipated future increases in demand. We also experienced a $0.3 million increase in related travel costs, primarily due to the increased volume of clinical consulting engagements and increased sales generation efforts.
Sales and Marketing Expenses. Sales and marketing expenses decreased 2.8%, or $0.1 million, for the comparative three-month periods. This decrease was primarily attributable to a $0.2 million decrease in related travel costs, partially offset by a $0.1 million increase in payroll and related costs.
General and Administrative Expenses. General and administrative expenses decreased 4.6%, or $0.3 million, for the comparative three-month periods, with the largest contributing factor being a $0.4 million decrease in group health insurance expense due to improved claims experience within our self insurance program for health and dental care benefits provided to our employees. Payroll and related costs decreased $0.2 million, due to a $0.2 million decrease in expense related to our incentive bonus program for certain members of management as profitability growth from the second quarter of 2012 to the third quarter of 2012 was greater than the profitability growth from the second quarter of 2013 to the third quarter of 2013. The decreases in insurance costs and payroll and related costs have been partially offset by a $0.2 million increase in depreciation expense as a result of significant capital expenditures over the trailing twelve months, mostly related to the build-out of our new facility in Fairhope, Alabama.
As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses decreased to 20.6% for the three-month period ended September 30, 2013 compared to 22.2% for the three-month period ended September 30, 2012.
As a result of the foregoing factors, income before taxes increased by 8.7%, or $0.9 million, from the three months ended September 30, 2012.
Income Taxes. Our effective income tax rate for the three-month periods ended September 30, 2013 and 2012 was 34.7% and 32.5%, respectively. The significant increase in our effective income tax rate is primarily due to the recognition of $0.3 million of additional expense for unrecognized tax benefits related to changes in uncertain tax positions due to recent developments resulting from the Internal Revenue Service's examination of our 2004 - 2006 federal tax returns (as amended), primarily as it relates to federal research and development tax credits.
Net Income. Net income for the three months ended September 30, 2013 increased by 5.0%, or $0.3 million, to $7.3 million, or $0.66 per basic and diluted share, as compared with net income of $6.9 million, or $0.63 per basic and diluted share, for the three months ended September 30, 2012. Net income represented 15.5% of revenue for the three months ended September 30, 2013, as compared to 15.3% of revenue for the three months ended September 30, 2012.
Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012
Revenues. Total revenues for the nine months ended September 30, 2013 increased 10.5%, or $14.2 million, compared to the nine months ended September 30, 2012. This was largely attributable to an increase in system sales revenues, primarily caused by an increase in new system installations under Second Generation Meaningful Use Installment Plans combined with revenue recognized related to First Generation Meaningful Use Installment Plans of $2.9 million (net of approximately $0.6 million of additional unrecognized revenue accumulated during the nine months ended September 30, 2013 related to these arrangements) compared to accumulated unrecognized revenue of $9.4 million (net of approximately $2.7 million of revenue recognized) related to these arrangements during the nine months ended September 30, 2012. Additionally, we experienced an increase in support and maintenance revenues and business management, consulting and managed IT services revenues due to a larger customer base and increased applications within that customer base requiring support and maintenance services, as well as increased demand for and market acceptance of our business management, consulting and managed IT services.
System sales revenues increased by 13.0%, or $6.8 million, for the comparative nine-month periods. We completed financial and patient software system installations at 22 new hospital clients in the first nine months of 2013 (none of which was under a First Generation Meaningful Use Installment Plan and one of which was under a SaaS arrangement) compared to 26 in the first nine months of 2012 (nine of which were under First Generation Meaningful Use Installment Plans). Sales to existing customers accounted for 52.4% of our system sales revenues for the first nine months of 2013 compared to 70.8% for the first nine months of 2012. During the first nine months of 2012, the Company installed systems under First Generation Meaningful Use Installment Plans for which a substantial majority of the consideration is not received or revenue recognized until the customers successfully achieve "meaningful use" designation and receive related stage one ARRA incentive payments. These arrangements resulted in revenue recognized (net of additional unrecognized revenue accumulated) of $2.9 million during the first nine months of 2013 and $9.4 million of accumulated unrecognized revenue during the first nine months of 2012. Excluding the net effect on revenue resulting from these arrangements, adjusted system sales (as hereinafter defined in the "Non-GAAP Financial Measures" section below) decreased $5.5 million, or 8.8%, due to the decrease in add-on sales to existing customers.
Support and maintenance revenues increased by 6.1%, or $3.1 million, for the comparative nine-month periods. Support service fees increased by 8.7%, or $4.1 million, due to an increase in recurring revenues as a result of a larger customer base, an increase in support fees for add-on business sold to existing customers, and increases in support rates from contractually agreed upon Consumer Price Index (“CPI”) rate increases. The increase in support service fees was partially offset by a 32.5%, or $0.8 million, decrease in SaaS, hosting and other fees as a result of the high volume during 2011 and 2012 of conversions of previously installed SaaS arrangements to perpetual licenses at the customers' request.
Business management, consulting and managed IT services revenues increased by 13.2%, or $4.3 million, for the comparative nine-month periods. We experienced this increase in business management, consulting and managed IT services revenues primarily as a result of growth in customer demand for accounts receivable management (increasing 32.6%, or $2.7 million), clinical consulting (increasing 37.7%, or $0.5 million), private pay (increasing 3.0%, or $0.2 million), revenue cycle management (increasing 66.6%, or $0.2 million) and cloud computing services (a component of managed IT services, increasing 59.5%, or $0.3 million) due to more effective marketing of these services.
Costs of Sales. Total costs of sales increased by 7.1%, or $5.4 million, for the comparative nine-month periods. As a percentage of total revenues, costs of sales decreased to 54.4% from 56.1%.
Costs of system sales increased by 4.1%, or $1.5 million, for the comparative nine-month periods. The increase in costs of system sales was primarily due to a $1.8 million increase in the cost of third party software subscriptions as a result of our expanding customer base utilizing such third party software services and new royalty payments for newly copyrighted and newly provided third party content. This increase in the cost of third party software subscriptions was partially offset by a $0.4 million decrease in travel costs as a result of the decrease in new system installations. The gross margin on system sales increased to 36.6% for the nine-month period ended September 30, 2013 from 31.2% in the nine-month period ended September 30, 2012. Excluding the net effect on revenue resulting from First Generation Meaningful Use Installment Plans (which were used by the Company in 2012) and the deferral of the related cost of equipment, the adjusted gross margin on system sales (as hereinafter defined in the “Non-GAAP Financial Measures” section below) decreased to 33.7% in the nine-month period ended September 30, 2013 from 40.2% in the nine-month period ended September 30, 2012. The table below summarizes the major components of costs of system sales as a percentage of system sales revenues:

	Nine Months Ended
	September 30, 2013	September 30, 2012
Payroll and related expenses	31.3%	35.5%
Travel expenses	15.8%	18.5%
Cost of equipment	8.2%	9.0%
Excluding the net effect on revenue and cost of equipment resulting from First Generation Meaningful Use Installment Plans, payroll and related expenses, travel expenses, and adjusted cost of equipment (as hereinafter defined in the “Non-GAAP Financial Measures” section below) would represent 32.9%, 16.6% and 8.2%, respectively, of adjusted system sales (as hereinafter defined in the “Non-GAAP Financial Measures” section below) for the first nine months of 2013 compared to 30.1%, 15.7% and 9.1%, respectively, for the first nine months of 2012. Please see the tables set forth below under the caption “Non-GAAP Financial Measures” for a reconciliation of each of these non-GAAP financial measures to the comparable financial measure determined in accordance with GAAP.
Costs of support and maintenance increased 4.4%, or $0.9 million, for the comparative nine-month periods, primarily due to an increase in payroll and related costs of 5.6%, or $1.1 million, due to increased personnel. The gross margin on support and maintenance revenues increased slightly to 59.7% for the nine-month period ended September 30, 2013 from 59.0% for the nine-month period ended September 30, 2012.
Our costs associated with business management, consulting and managed IT services increased 15.5%, or $3.0 million, for the comparative nine-month periods due primarily to an increase in payroll and related expenses. The gross margin on these services decreased to 39.8% for the nine-month period ended September 30, 2013 from 41.0% for the nine-month period ended September 30, 2012 due to the disproportionate increase in payroll and related expenses versus revenues. Payroll and related expenses increased 19.3%, or $2.3 million, as a result of adding more employees during the trailing twelve months in order to support and develop our growing customer base and increase capacity in advance of anticipated future increases in demand. We also experienced a $0.6 million increase in related travel costs, primarily due to the increased volume of clinical consulting engagements and increased sales generation efforts.

Sales and Marketing Expenses. Sales and marketing expenses increased 3.2%, or $0.3 million, for the comparative nine month periods. This increase was primarily attributable to increased commissions resulting from an increase in system sales revenues and increased salary expense due to the promotion of two new vice presidents during the fourth quarter of 2012.
General and Administrative Expenses. General and administrative expenses increased 15.7%, or $3.1 million, for the comparative nine-month periods, with the largest contributing factor being a $1.4 million increase in bad debt expense due to the continued significant increase in our financing receivables balances and the write-off of substantial amounts related to a single customer experiencing considerable financial difficulty. Our group health insurance expense increased 9.5%, or $0.6 million, due to the combined factors of increased headcount and continuing increases in healthcare costs. Our expenses related to customer user groups increased $0.3 million as we held our Financial, Clinical, and Physician Conferences in May 2013, with no events of similar scale occurring during the nine months ended September 30, 2012. Retirement plan costs increased $0.2 million as a result of additional personnel added over the trailing twelve months. Lastly, our depreciation expense increased $0.3 million as a result of significant capital expenditures over the trailing twelve months, mostly related to the build-out of our new facility in Fairhope, Alabama.
As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses increased slightly to 22.7% for the nine-month period ended September 30, 2013 compared to 22.5% for the nine-month period ended September 30, 2012.
As a result of the foregoing factors, income before taxes increased by 17.4%, or $5.1 million, from the nine months ended September 30, 2012.
Income Taxes. Our effective income tax rate for the nine-month periods ended September 30, 2013 and 2012 was 34.5% and 29.4%, respectively. The significant increase in our effective income tax rate is primarily due to $1.8 million of favorable provision-to-return adjustments related to our 2011 federal and state income tax returns that were recorded during the nine months ended September 30, 2012. These adjustments were primarily related to differences between the Domestic Production Activities Deduction ("DPAD") reported on the 2011 federal income tax return and amounts previously estimated.
Net Income. Net income for the nine months ended September 30, 2013 increased by 8.9%, or $1.9 million, to $22.7 million, or $2.05 per basic and diluted share, as compared with net income of $20.8 million, or $1.88 per basic and diluted share, for the nine months ended September 30, 2012. Net income represented 15.2% of revenue for the nine months ended September 30, 2013, as compared to 15.4% of revenue for the nine months ended September 30, 2012.
Liquidity and Capital Resources
As of September 30, 2013, we had cash and cash equivalents of $2.9 million, compared to $5.8 million at September 30, 2012. This decrease in cash and cash equivalents is mostly due to a significant decrease in net cash provided by operating activities, as discussed below. Management believes that cash and investments plus cash generated from our normal operating activities should be adequate to fund our business for at least the next twelve months. Our principal source of liquidity has been cash provided by operating activities. Cash provided by operating activities has been used primarily to fund the growth in our business and return cash to stockholders in the form of dividends. We believe that paying dividends is an effective way of providing an investment return to our stockholders and a beneficial use of our cash. However, the declaration of dividends by CPSI is subject to the discretion of our Board of Directors. Our Board of Directors will continue to take into account such matters as general business conditions, our financial results and such other factors as our Board of Directors may deem relevant.
Net cash provided by operating activities for the nine months ended September 30, 2013 was $14.3 million, compared to $18.0 million for the nine months ended September 30, 2012. This decrease in net cash provided by operating activities is despite an 8.9% increase in net income from the first nine months of 2012 to the first nine months of 2013 and primarily results from a significant increase in our financing receivables. We continued to experience increased levels of customers seeking financing arrangements for system installations during the year due to continued challenging economic conditions, unavailability of third party credit, and the increasing preference by our new system installation customers to minimize the near-term impact that purchasing our system will have on their current cash resources. We expect this trend of increased levels of customers seeking financing arrangements for system installations to continue during the next twelve months, resulting in further increases in our financing receivables. The expected increase in financing receivables, although offset by periodic collections of previously outstanding amounts, could temporarily have a negative impact on our net cash provided by operating activities.
Net cash used in investing activities totaled $3.4 million for the nine months ended September 30, 2013, compared to $3.5 million for the nine months ended September 30, 2012. We used cash for the purchase of $3.3 million of property and equipment during the first nine months of 2013, with nearly half of that amount related to the build-out of our new facility in

Fairhope, Alabama. We do not anticipate the need for significant investing activities for capital expenditures during the remainder of 2013.
Net cash used in financing activities totaled $17.0 million for the nine months ended September 30, 2013, compared to $15.3 million for the nine months ended September 30, 2012. During the nine months ended September 30, 2013, we increased our dividend rate 10.9% to $0.51 per share from $0.46 per share.
Our days sales outstanding, which represents the average collection time for accounts receivable, for the nine months ended September 30, 2013 and 2012 were 41 and 50 days, respectively.
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
Off Balance Sheet Arrangements
We had no off-balance sheet arrangements, as defined by Item 303(a)(4) of SEC Regulation S-K, as of September 30, 2013.
The Company has other lease rights and obligations that it accounts for as operating leases that may be reclassified as balance sheet arrangements under accounting pronouncements currently being considered by the Financial Accounting Standards Board ("FASB").
Critical Accounting Policies
Our Management Discussion and Analysis is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make subjective or complex judgments that may affect the reported financial condition and results of operations. We base our estimates on historical experience and other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the reported values of assets, liabilities, revenues, expenses and other financial amounts that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We continually evaluate the information used to make these estimates as our business and the economic environment change.
In our Annual Report on Form 10-K for the year ended December 31, 2012, we identified our critical accounting polices related to revenue recognition, allowance for doubtful accounts, allowance for credit losses and estimates. There have been no significant changes to these critical accounting policies for the three months ended September 30, 2013.
Non-GAAP Financial Measures
We have included in the discussion under the captions “Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012” and "Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012" above financial measures that were not prepared in accordance with GAAP. Any analysis of non-GAAP financial measures should be made only in conjunction with results presented in accordance with GAAP. Below, we define each of these non-GAAP financial measures, provide a reconciliation of each non-GAAP financial measure to the most directly comparable financial measure calculated in accordance with GAAP, and discuss the reasons that we believe this information is useful to management and may be useful to investors.
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
Adjusted Gross Margin on System Sales

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Gross margin on system sales	$4,943	$6,033	$21,708	$16,358
Add: Unrecognized revenue accumulated related to First Generation Meaningful Use Installment Plans	11	2,228	603	12,049
Less: Revenue recognized related to First Generation Meaningful Use Installment Plans	(161)	(2,699)	(3,541)	(2,699)
Less: Deferred cost of equipment related to First Generation Meaningful Use Installment Plans	—	(92)	—	(962)
Add: Amortization of deferred cost of equipment related to First Generation Meaningful Use Installment Plans	28	46	209	100
Adjusted gross margin on system sales	$4,821	$5,516	$18,979	$24,846
Adjusted Cost of Equipment

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Cost of equipment	$1,231	$1,190	$4,846	$4,737
Add: Deferred cost of equipment related to First Generation Meaningful Use Installment Plans	—	92	—	962
Less: Amortization of deferred cost of equipment related to First Generation Meaningful Use Installment Plans	(28)	(46)	(209)	(100)
Adjusted cost of equipment	$1,203	$1,236	$4,637	$5,599
Adjusted System Sales

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
System sales	$16,185	$17,561	$59,284	$52,464
Add: Unrecognized revenue accumulated related to First Generation Meaningful Use Installment Plans	11	2,228	603	12,049
Less: Revenue recognized related to First Generation Meaningful Use Installment Plans	(161)	(2,699)	(3,541)	(2,699)
Adjusted system sales	$16,035	$17,090	$56,346	$61,814

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk relates primarily to the potential change in the value of our investment portfolio as a result of fluctuations in interest rates. The primary purpose of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk of loss. As of September 30, 2013, our investment portfolio consisted of a variety of financial instruments, primarily including, but not limited to, money market securities and high quality government and corporate obligations. It is our intent to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We do not hold financial instruments for trading or other speculative purposes. The securities in our investment portfolio are classified as available-for-sale and, consequently, are recorded on our balance sheet at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in stockholders’ equity.
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
The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of September 30, 2013.

	Aggregate Fair Value	Weighted Average Interest Rate
Cash and Cash Equivalents:
Cash and cash equivalents	$2,913,561	—%
Short-Term Investments: (1)
Accrued income	$35,962	—%
Money market funds	2,683,189	0.04%
Obligations of the U.S. Treasury, U.S government corporations and agencies	1,687,295	2.06%
Corporate debt securities	2,921,834	3.34%
Total short-term investments	$7,328,280
Long-Term Investments: (2)
Obligations of the U.S. Treasury, U.S government corporations and agencies	$1,233,248	0.60%
Mortgage backed securities	84,179	1.75%
Corporate debt securities	2,053,558	1.94%
Total long-term investments	$3,370,985

(1)	Reflects instruments with a contractual maturity of less than one year.

(2)	Reflects instruments with a contractual maturity of one year or more.
As of September 30, 2013, the Company had no borrowings and, therefore, is not subject to interest rate risks related to debt instruments.

Item 4.	Controls and Procedures.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3 to CPSI’s Current Report on Form 8-K dated October 28, 2013 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Form 10-Q for the period ended September 30, 2013

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Date: November 7, 2013	By:	/s/ J. BOYD DOUGLAS
J. Boyd Douglas
President and Chief Executive Officer

Date: November 7, 2013	By:	/S/ DAVID A. DYE
David A. Dye
Chief Financial Officer

Exhibit Index

No.	Exhibit

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3 to CPSI’s Current Report on Form 8-K dated October 28, 2013 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Form 10-Q for the period ended September 30, 2013