Form 10-K
period 2013-12-31
COMPUTER PROGRAMS & SYSTEMS INC
filed 2014-03-12
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant at June 30, 2013 was $509,131,481.
As of March 11, 2014 the registrant had outstanding 11,163,950 shares of its common stock.
DOCUMENTS INCORPORATED BY REFERENCE IN THIS FORM 10-K:
Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2014 are incorporated by reference into Part III of this report.

*	Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2014 are incorporated by reference into Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified generally by the use of forward-looking terminology and words such as "expects," "anticipates," "estimates," "believes," "predicts," "intends," "plans," "potential," "may," "continue," "should," "will" and words of comparable meaning. Without limiting the generality of the preceding statement, all statements in this Annual Report relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and future financial results are forward-looking statements. We caution investors that any such forward-looking statements are only predictions and are not guarantees of future performance. Certain risks, uncertainties and other factors may cause actual results to differ materially from those projected in the forward-looking statements. Such factors may include:

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
For more information about the risks described above and other risks affecting us, see "Risk Factors" beginning on page 20 of this Annual Report. We also caution investors that the forward-looking information described herein represents our outlook only as of this date, and we undertake no obligation to update or revise any forward-looking statements to reflect events or developments after the date of this Annual Report.

i

PART I

ITEM 1.	BUSINESS
Overview
Computer Programs and Systems, Inc. ("we," "CPSI" or the "Company") is a leading provider of healthcare information technology solutions for rural (including critical access) and community hospitals, with over 650 client hospitals in 46 states and the District of Columbia. Founded in 1979, we are a single-source vendor providing comprehensive software and hardware products, complemented by complete installation services and extensive support. Our fully integrated, enterprise-wide system automates clinical and financial data management in each of the functional areas of a hospital. Our software and hardware products and installation and support services are further complemented by business management, consulting and managed information technology ("IT") services offered by our wholly-owned subsidiary, TruBridge, LLC ("TruBridge"). We believe our products and services enhance hospital performance in the critical areas of clinical care, revenue cycle management, cost control and regulatory compliance.
Our target market includes rural and community hospitals with 300 or fewer acute care beds. Our primary focus within this defined target market is on hospitals with 100 or fewer acute care beds, which comprise approximately 94% of our hospital customer base. In addition to our target market, we provide information technology services to other entities in the healthcare industry, such as nursing homes, home health agencies and physician clinics. During 2013, we generated revenues of $200.9 million from the sale of our products and services.
Industry Dynamics
The healthcare industry is the largest industry in the United States economy, comprising approximately 17.2% of the U.S. gross domestic product in 2012 according to the Centers for Medicare and Medicaid Services ("CMS"). CMS estimates that by fiscal 2022 total U.S. healthcare spending will reach $5.0 trillion, or 19.9% of the estimated U.S. gross domestic product.
Hospital services represents one of the largest categories of total healthcare expenditures, comprising approximately 31.6% of total healthcare expenditures in 2012 according to the CMS. According to the American Hospital Association’s AHA Hospital Statistics, 2014 Edition, there are approximately 4,200 community hospitals in the United States that are in our target market of hospitals with 300 or fewer acute care beds, with approximately 2,600 of those in our primary area of focus of 100 or fewer acute care beds. In addition, there is a market of small specialty hospitals that focus on discrete medical areas such as surgery, rehabilitation and psychiatry.
Notwithstanding the size and importance of the healthcare industry within the United States economy, the industry is constantly challenged by changing economic dynamics, increased regulation and pressure to improve the quality of healthcare. These challenges are particularly significant for the hospitals in our target market due to their more limited financial and human resources and their dependency on Medicare and Medicaid populations for a substantial portion of their revenue. However, we believe healthcare providers can successfully address these issues with the help of advanced medical information systems and our suite of complementary services. Specific examples of the challenges and opportunities facing healthcare providers include the following.
Changing Economic Dynamics. The economy of the healthcare industry, although not immune to general macroeconomic conditions, is heavily impacted by legislative and regulatory initiatives of the federal and state governments. These legislative and regulatory initiatives have a particularly significant impact on our customer base, as rural and community hospitals typically generate a significant portion of their revenues from beneficiaries of the Medicare and Medicaid programs. Consequently, even small changes in these federal and state programs have a disproportionately larger impact on rural and community hospitals as compared to larger facilities where greater portions of their revenues are typically generated from beneficiaries of private insurance programs. Medicare funding and reimbursements fluctuate year to year and, with the growth in healthcare costs, will continue to be scrutinized as the federal government attempts to control the costs and growth of the program. The Medicaid program, which is a federal/state program managed by the individual states and dependent in part on funding from the states, also continues to experience funding issues due to the increasing cost of healthcare and limited state revenues.
Mandatory cuts in federal spending resulting from the Budget Control Act of 2011 became effective on March 1, 2013. Although Medicaid is specifically exempted from the cuts mandated by the legislation, it includes a reduction of up to 2% in federal Medicare spending, all of which will be achieved by reduced reimbursements to healthcare providers. Additionally, the Patient Protection and Affordable Care Act, more commonly referred to as the Affordable Care Act (the "ACA"), contains a number of provisions designed to reduce Medicare and Medicaid program spending by significant amounts, many of which are already in effect. As the federal government seeks in the future to further limit deficit spending due to fiscal restraints, it will likely continue to cut entitlement spending programs such as Medicare and Medicaid matching grants which will place further cost pressures on hospitals and other healthcare providers. Furthermore, federal and state budget shortfalls could lead to potential reductions in funding for Medicare and Medicaid. Reductions in reimbursements from Medicare and Medicaid could lead to hospitals postponing expenditures on information technology.
While legislative and regulatory initiatives are placing significant pressure on Medicare and Medicaid reimbursements, our customer base of rural and community hospitals are also likely faced with increases in demand for Medicare and Medicaid services. We expect that the demand for Medicare and Medicaid services will increase for the foreseeable future due to the growing number of people born during the post-World War II baby boom becoming eligible for Medicare benefits at age 65 and Medicaid coverage expanding under the provisions of the ACA. The challenges posed by this dual-threat of increased demand for Medicare and Medicaid services and downward pressure on reimbursements are further complicated by the shift away from volume-based reimbursement towards value-based reimbursement, linking reimbursement to quality measurements and outcomes.
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
The American Recovery and Reinvestment Act of 2009. In February 2009, President Barack Obama signed into law the American Recovery and Reinvestment Act (the "ARRA"). This $787 billion economic stimulus package includes a number of healthcare policy provisions, including approximately $19 billion in funding over a ten-year period for health information technology infrastructure and Medicare and Medicaid incentives to encourage doctors, hospitals and other providers to use health information technology to electronically exchange patients’ health information, through the development of health information exchanges ("HIE") and the adoption of electronic health records ("EHR"). Approximately $2 billion of the total funding amount is in appropriated funds for discretionary grants, loans and technical assistance programs designed to aid providers with the development of HIE by individual states and the adoption of EHR. These funds are being disbursed by various agencies within the Department of Health and Human Services, either directly to providers – including private physician offices – or to other entities like states or non-profit organizations. The remaining allocated amounts take the form of Medicare and Medicaid payment incentives. The ARRA identifies four priority areas for spending with respect to health information technology: (1) HIE establishment; (2) EHR adoption; (3) workforce training; and (4) new technology research and development. In order to qualify for EHR funding, providers are required to adopt an EHR system and connect to an HIE, which means funding is dependent on state action to establish HIEs.
We have been focused on ensuring that we take the necessary steps to meet the needs of rural and community hospitals to help them gain access to the incentives made available under the ARRA. Primary among those steps is ensuring that our technology meets the ARRA’s EHR certification requirements. During 2010, both our hospital and medical practice EHR solutions were certified as a complete EHR by the Certification Commission for Health Information Technology ("CCHIT®"). Receiving this certification for both our hospital and medical practice EHR products ensures that both hospitals and providers using our EHR systems can attain "meaningful use" of EHRs and qualify for certain EHR incentives. Continuing this focus on ensuring that our technology meets the ARRA's EHR certification requirements, we recently announced that Version 19 of our hospital and medical practice EHR systems were each certified by CCHIT® as a complete EHR system in compliance with the Office of the National Coordinator for Health Information Technology ("ONC") 2014 Edition criteria. The ONC 2014 Edition criteria support both stage one and stage two meaningful use measures required to qualify eligible hospitals and providers for funding under the ARRA. As a result of our obtaining the CCHIT® certification and our track record with our hospital customers successfully achieving meaningful use, the ARRA has had and should continue to have a positive impact on our business and the businesses of the rural and community hospitals that comprise our target market.
Continued Push for Improved Patient Care. With the increased pressure to reduce medical errors and improve patient safety, driven in part by the general shift towards value-based reimbursement, hospitals are actively seeking information technology solutions for clinical decision support. This migration toward clinical decision support solutions is further supported by the ARRA. Provisions of the ARRA offer incentives for hospitals to become meaningful users of EHRs through September 2015, and approximately 420 of our hospital customers have received these incentive payments as of the date of this filing. Hospitals and healthcare providers that have not implemented EHRs with HIE connectivity by October 1, 2015 will be penalized with lower Medicare payment levels after that date.

While economic, regulatory and consumer pressures such as those described above have increased rapidly over the last several years, we believe healthcare organizations have historically underinvested in information technology and services compared to other industries. This historical underinvestment has caused healthcare providers to rely on non-integrated, complex and inefficient information systems. A hospital’s failure to adequately invest in a modern medical information system could result in fewer patient referrals, cost inefficiencies, lower than expected reimbursement, increased malpractice risk and possible regulatory infractions.
In the face of decreasing revenue and increasing pressure to improve patient care, healthcare providers are in need of management tools and related services that (1) increase efficiency in the delivery of healthcare services, (2) reduce medical errors, (3) effectively track the cost of delivering services so those costs can be properly managed and (4) increase the speed and rate of reimbursement. Despite challenging economic conditions, we believe the industry will increase its adoption of information technology as a management tool, particularly as a result of the ARRA. Additionally, we believe that the industry will increase its utilization of third party services that contribute to the achievement of these and other objectives necessary for success in the current environment. We believe these dynamics should allow for future revenue growth for both our information technology solutions and our complementary suite of services.
Our Solution
We have tailored an information technology solution that effectively addresses the specific needs of small and midsize hospitals. Due to their smaller operating budgets, rural and community hospitals have limited financial and human resources to operate manual or inefficient information systems. However, these hospitals are expected to achieve the same quality of care and regulatory compliance as larger hospitals, placing them in a particularly difficult operating environment. These pressures on the operating environments of rural and community hospitals were increased with the passage of the ARRA in 2009 which, in addition to providing incentives to healthcare providers to achieve meaningful use of EHR, will result in lowered Medicare payment levels after 2015 for healthcare providers that have yet to achieve meaningful use of EHR.
We believe that the CPSI solution meets these challenges facing rural and community hospitals by providing fully integrated, enterprise-wide and ARRA certified medical information systems and services that are compliant with the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and that collect, process, retain and report data in the primary functional areas of a hospital, from patient care to clinical processing to administration and accounting. As a key component of our complete solution, we provide ongoing customer service through regular interaction with customers, customer user groups and extensive customer support. Further, through our wholly-owned subsidiary, TruBridge, we offer business management, consulting and managed IT services that allow customers to avoid some of the fixed costs of a business office and leverage our expertise and resources in helping them identify their IT objectives, define the best way to meet those requirements and manage the resulting projects and associated technologies. As a result, we are capable of providing a single-source solution for small and midsize hospitals, making us a partner in their initiatives to improve operations and medical care.
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
In January 2013, we formed TruBridge as a wholly-owned subsidiary focusing exclusively on providing business management, consulting and managed IT services to rural and community healthcare organizations. While our traditional customer base for these services has been those rural and community healthcare organizations who have selected CPSI as their single-source healthcare information solutions provider, we believe that the formation of TruBridge will allow for an improved focus of our marketing and service delivery resources and assist us in expanding the customer base for these service offerings to all rural and community healthcare organizations, regardless of their primary healthcare information solutions provider.
Strategy
Our objective is to continue to grow as a leading provider of healthcare information technology systems and services to rural and community hospitals by expanding on the strategy that we have successfully pursued for over thirty years, the key elements of which are described below.
Deliver a Single-Source Solution. When a customer purchases the CPSI system, we provide everything necessary for the customer to implement and use our system. We deliver the application software, computer hardware, peripherals, forms and supplies used in the comprehensive information network. Our installation teams work extensively with each customer to convert existing data to the new system, to install all of the necessary equipment and to train hospital personnel to use our system. After installation, our support teams answer and address customer questions and issues related to any aspect of the system. Through TruBridge, we also offer our customers additional services such as business management, consulting and managed IT services. We believe our single-source approach to delivering a complete information system makes our system easier and more convenient for customers to understand and manage, which results in greater customer satisfaction and retention.
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
Expand Presence in Target Market for our Software and Hardware Products. We will continue to target small hospitals of 100 or fewer acute care beds, as well as expand our presence in midsize hospitals of 300 or fewer acute care beds. In addition, a number of our customers are small specialty hospitals that focus on discrete medical areas such as surgery, rehabilitation and psychiatry. According to the most recent data available from the U.S. Department of Health and Human Services, there are approximately 1,200 specialty care hospitals in the United States (excluding critical access and children’s hospitals). We intend to continue gaining customers from this market segment. Our system can help these smaller hospitals reduce costs and increase their operating efficiencies. We believe our personalized marketing approach and emphasis on customer relationships are attractive to the management of these hospitals. We also believe our system is well-suited to hospitals of this size because they typically demonstrate a greater commitment than larger hospitals to the concept of an enterprise-wide, fully integrated system. In addition, we will continue to sell software and hardware products and additional services to our existing customers who have not purchased our complete package of products and services.
Expand Presence in Target Market for our Suite of Additional Services. In January 2013, we formed TruBridge as a wholly-owned subsidiary focusing exclusively on providing business management, consulting and managed IT services to rural and community healthcare organizations. While we will continue our previous strategy of continuing to sell additional services to those rural and community healthcare organizations that have selected CPSI as their single-source healthcare information solutions provider, we believe that the formation of TruBridge will enable us to more effectively market and further expand our target market for these service offerings to all healthcare providers, regardless of their primary healthcare information solutions provider. There are approximately 4,200 community hospitals in the United States that are in our target market of hospitals with 300 or fewer acute care beds, with approximately 2,600 of those in our primary area of focus of 100 or fewer acute care beds. Given the magnitude of the marketplace for TruBridge’s services, the ability to expand the customer base for our suite of services beyond the more than 650 hospitals who have selected CPSI as their primary healthcare information solutions provider has the potential to drive significant revenue growth.
Emphasize Other Recurring Revenue Opportunities. In addition to revenues from new system installations, we have developed and will continue to develop sources of recurring revenues. Our current principal source of recurring revenues is our support and maintenance fees paid by existing customers. As our customer base grows, our recurring revenues from support and maintenance fees should also grow. We believe recurring revenues will also continue to increase from the business management, consulting and managed IT services provided by TruBridge, which we market to all rural and community healthcare organizations, regardless of their primary healthcare information solutions provider. Our business management services include electronic billing, patient statement processing, accounts receivable management, payroll processing, ISP services and web site hosting. Our consulting services include IT staffing, IT infrastructure assessment, and project management for application implementation and meaningful use attestation. Our managed IT services include managed network services, server and storage management, and desktop support, as well as communications, connectivity, security and data center services.
Our Products and Services
New Products
Much of our software programming efforts in 2013 and continuing into 2014 have been and will continue to be focused on helping our customers to achieve stage two of meaningful use of EHR, as the volume and complexity of changes required to reach stage two are considerable. The final rules regarding stage two of meaningful use of EHR were released in 2012, and hospitals were allowed to begin reporting their compliance with stage two requirements on October 1, 2013. Stage two increases data capture requirements and use of medical vocabularies, expands stage one functionality requirements, increases interoperability requirements and emphasizes greater patient engagement. To meet these new requirements, new data elements and functionalities have been created and tied to the existing data structure and system functionalities in a manner that is consistent with healthcare provider workflows. Updates associated with stage two of meaningful use of EHR were provided to our customers with the release of Version 19 of the CPSI system in July 2013.
During 2013, our development efforts also focused on the completion of our emergency department application. This new application is currently in beta testing and is scheduled to be generally available in the third quarter of 2014. The emergency department application is specifically designed for the care environment and workflow of a hospital emergency department. The application will provide comprehensive and customizable patient tracking boards; real time displays of patient locations, statuses and order/results alerts; computerized physician order entry specific to emergency care and workflow; evaluation and management coding specific to emergency department patients; and department-contained order routing and resulting. We feel that our emergency department application will allow customers to apply information system efficiencies to the most costly care environment in the hospital.
Software Systems
We offer a full array of software applications designed to streamline the flow of information to the primary functional areas of rural and community hospitals in one fully integrated system. We intend to continue to enhance our existing software applications and develop new applications as required by evolving industry standards and the changing needs of our customers. Pursuant to our customer support agreements, we provide our customers with software enhancements and upgrades periodically on a when-and-if-available basis. See "Support and Maintenance Services." These enhancements enable each customer, regardless of its original installation date, to have the benefit of the most advanced CPSI products available. Our software applications:

•	provide automated processes that improve clinical workflow and support clinical decision-making;

•	allow healthcare providers to efficiently input and easily access the most current patient medical data in order to improve quality of care and patient safety;

•	integrate clinical, financial and patient information to promote efficient use of time and resources, while eliminating dependence on paper medical records;

•	provide tools that permit healthcare organizations to analyze past performance, model new plans for the future and measure and monitor the effectiveness of those plans;

•	provide for rapid and cost-effective implementation, whether through the installation of an in-house system or through our Software as a Service ("SaaS") services; and

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
Patient Management. Our patient management software enables a hospital to identify a patient at any point in the healthcare delivery system and to collect and maintain patient information throughout the entire process of patient care on an enterprise-wide basis. The single database structure of our software permits authorized hospital personnel to simultaneously access appropriate portions of a patient’s record from any point on the system. Our patient management software:

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
Clinical. Our clinical software automates record keeping and reporting for many clinical functions including laboratory, radiology, physical therapy, respiratory care and pharmacy. These products eliminate tedious paperwork, calculations and written documentation while allowing for easy retrieval of patient data and statistics. Our clinical software:

Laboratory Information Systems	•	provides an interface to laboratory analytical instruments in order to transfer results to nurse stations, mobile point-of-care systems and remote physician offices
	•	allows users to receive orders from any designated location, process orders and report results, and maintain technical, statistical and account information

Laboratory Instrument Interfaces	•	provides an automated solution for reviewing test results and completing patient orders
	•	reduces the amount of required manual data entry thereby reducing the likelihood of human error
	•	reduces time to process laboratory specimens

Radiology Information Systems	•	includes flash card printing, patient scheduling, transcription, patient indexing by X-Ray film number, film tracking and location
	•	receives patient data, patient locations and other interdepartmental communications support

ImageLink®	•	provides a complete picture archiving and communications system (PACS) with comprehensive functionality designed to fit seamlessly with our other applications
	•	allows the realization of an electronic health record complete with diagnostic images
	•	provides physicians real-time access to diagnostic images via the internet through ChartLink®

Physical Therapy and Respiratory Care	•	communicates to nursing the appropriate procedures and patient preparation instructions from orders entered into the CPSI system
	•	keeps a journal of the orders received and processed
	•	handles a variety of processing tasks after a patient order is reviewed
	•	allows a department to customize its results to be sent back to nursing

Pharmacy	•	allows the hospital pharmacist to enter and fill physician orders
	•	performs all of the functions related to patient charging, general ledger upgrading, re-supply scheduling and inventory reduction/statistics maintenance
	•	improves patient care by monitoring drug/drug and food/drug interactions, allergy contraindications, dosage ranges and duplicate therapy
	•	produces drug education information for each patient in an easy-to-read format
Patient Care. Our patient care applications allow hospitals to create computerized "patient files" in place of the traditional paper file systems. This software enables physicians, nurses and other hospital staff to improve the quality of patient care through increased access to patient information, assistance with projected care requirements and feedback regarding patient needs. Our software also addresses current safety initiatives in the healthcare industry such as the transition from written prescriptions and physician orders to computerized physician order entry. Our patient care software:

Order Entry / Results Reporting	•	provides efficient order and result communication
	•	automates the entry of patient charges
	•	reduces "lost" charges and mistakes due to illegibility
	•	increases efficiency of nursing stations
	•	provides interactive, real time status reports for orders

Point-of-Care System	•	allows nurses to enter patient data into the network at the patient’s bedside thereby eliminating the duplicate entry of information
	•	utilizes touch-screen and wireless technology
	•	makes patient information instantly available throughout the entire hospital system

Patient Acuity	•	categorizes patients according to an assessment of the acuity of the illness, severity of the symptoms, and projected nursing dependency
	•	allows nurses to project the total character and amount of care that should be provided to each patient

ChartLink®	•	provides physicians with a secure and interactive portal to patient information through a hospital’s web site
	•	optional computerized physician order entry, including the ability to enter medication and ancillary test and treatment orders

Medication Verification	•	verifies the accuracy of patient medication orders at a patient’s bedside by comparing scans of patient and medication bar codes against past medication orders for that patient
	•	screens medication orders for possible patient allergies and/or drug interactions

Resident Assessment Instruments	•	allows nursing staff to complete time consuming resident reporting requirements in an expeditious and efficient manner
	•	generates nursing care plans based on deficiencies in the resident reports

Medical Practice EMR	•	provides medical practices and clinics with a complete CCHITSM certified electronic medical record
	•	supports patient account management and insurance processing for single and multiple practices/clinics
	•	automates medical practice workflow with an interactive white board, template driven documentation, image capture/document scanning and an integrated superbill
	•	integrated with CPSI’s ChartLink® EMR portal, the module provides immediate and secure access to the patient’s complete ambulatory and inpatient history
	•	supports both hospital-based and remote practices/clinics
	•	supports patient account management and insurance processing for home health agencies
	•	provides complete, regulatory compliant home care tracking
	•	provides for remote in-home documentation of care

Outreach Client Access	•
provides the hospital’s outreach clients, such as physicians, their office administrators, nursing homes, home health agencies and local businesses, with remote access to online, real-time, secure patient data as needed and appropriate for each outreach client

	•	includes insurance and billing information, diagnosis and procedure coding, discharge summaries, pharmacy profiles and other clinical and administrative information

Electronic Forms	•	electronic form templates replace paper-based records and care forms
	•	completed forms become a permanent part of the patient’s electronic health record

Physician Documentation	•	electronic documentation of all aspects of a physician/patient encounter
	•	documentation is integrated with clinical applications to allow inclusion of diagnostic results, patient clinical data, patient diagnosis, medications and orders
	•	promotes compliance with regulatory standards while assisting in optimizing reimbursement for services provided
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

Total System Support. We believe the quality of continuing customer support is one of the most critical considerations in the selection of an information system provider. We provide hardware, technical and software support for all aspects of our system which gives us the flexibility to take the necessary course of action to resolve any issue. Unlike our competitors who use third-party services for hardware and software support, we provide a single, convenient and efficient resource for all of our customers’ system support needs. In order to minimize the impact of a system problem, we train our customer service personnel to be technically proficient, courteous and prompt. Because a properly functioning information system is crucial to a hospital’s operations, our support teams are available 24 hours per day to assist customers with any problem that may arise. Customers can also use the Internet to directly access our support system. This allows customers to communicate electronically with our support teams at any time. With approximately 530 employees as of December 31, 2013 who provide customer service and support, we currently have close to a one-to-one support staff to customer ratio.
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
Software Releases. We are committed to providing our customers with software and technology solutions that will continue to meet their information system needs. To accomplish this purpose, we continually work to enhance and improve our application programs. As part of this effort, for each customer covered under our general support agreement, we provide software updates as they become available at no additional cost. We design these enhancements to be seamlessly integrated into each customer’s existing CPSI system. The benefit of these enhancements is that each customer, regardless of its original installation date, uses the most advanced CPSI software available. Through this process, we can keep our customers up-to-date with the latest operational innovations in the healthcare industry as well as with changing governmental regulatory requirements. Another benefit of this "one system" concept is that our customer service teams can be more effective in responding to customer needs because they maintain a complete understanding of and familiarity with the one system that all customers use.
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
Cloud Electronic Health Record (EHR). In some circumstances, we offer Cloud EHR services to customers via remote access telecommunications. Cloud EHR is a "Software as a Service" or "SaaS" configuration and is in essence a subscription to access and use application software maintained by CPSI in a cloud environment for a monthly fee. Under this configuration, a customer is able to obtain access to an advanced EHR without a significant initial capital outlay. We store and maintain all Cloud EHR customers’ critical patient and administrative data using TruBridge Cloud Computing Services. These customers access this information remotely through direct telecommunications connections.
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
We offer customers the option of using us to perform their patient billing functions and accounts receivable management. Using this service allows customers to reduce costs by employing fewer full-time administrative employees.

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
We offer customers revenue cycle consulting services, including revenue cycle assessment, process redesign, interim management, benchmarking, ICD-10 Readiness and custom contracted services. With decades of experience in healthcare operations, we understand what works in rural and community healthcare contexts and are able to develop achievable plans to help customers meet their revenue cycle goals.

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

Information Technology ("IT") Consulting	•
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

Managed Information Technology ("IT") Services. Our managed IT services consist of the following service offerings:

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
We offer complete management of CPSI-installed server and storage technology, including monitoring, administration and change management solutions to enhance client availability strategies for those important assets.

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
We offer complete solutions for protecting the integrity of information systems and keeping systems compliant with federal security laws, including HIPAA privacy and security requirements. Solutions for malware (anti-virus protection), Internet content filtering and firewall administration can all be provided by CPSI.

Data Center Services	•
We offer a SOC 1 accredited data center to house and manage client servers and storage technologies. Solutions for managing these environments and the provision of other data center services, such as disaster recovery co-location and remote testing services, are available.

The following table presents our revenues by major solutions and services as a percentage of total revenues:

	Year ended December 31,
	2013	2012	2011
Sales revenues:
System sales	39.7%	39.6%	40.7%
Support and maintenance	35.6%	36.7%	37.0%
Business management, consulting and managed IT services	24.7%	23.7%	22.3%
	100.0%	100.0%	100.0%
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
Training. In order to integrate the new system and to ensure its success, we spend approximately three to four weeks providing individualized training on-site at each customer’s facility at the time of installation. We directly train all hospital users, including staff members and healthcare providers, during all hospital shifts in the use of hardware and software applications. In contrast, some of our competitors train only a hospital’s training staff at an off-site location. We employ nurses, medical technicians, and providers in addition to our technical training staff in order to help us communicate more effectively with our customers during the training process.
Technology
Operating Systems and Server Platform. The CPSI system features a Linux operating system, open source SQL-compliant database, Java™ and a cross-platform user interface (UI). This reliable platform allows CPSI to provide its clients with an extensive range of capabilities to enhance IT operations and implement other new, complementary technologies, such as role-based customization and access from various end-user devices. The SQL-compliant database offers the ability to efficiently mine the mass of clinical data being captured by a hospital EHR system to meet the hospital's internal demands along with regulatory and interoperability requirements.
Server and Storage. Whether managing multiple guest machines on a hypervisor or operating a single bare metal server, the enterprise class hardware provided as part of CPSI’s turnkey solution is based on individual customer requirements.  The robust infrastructure solutions implemented are scalable while still providing for high availability, redundancy and data integrity.  Certified and trained technicians are employed to provide timely support and maintenance on all hardware currently supported by the Company.
ClientWare®. CPSI provides a client/server based solution where its ClientWare® application integrates the Linux environment with other end-user devices. This integration brings together the strengths and flexibility of many operating environments and devices. The processing power of Linux combined with the communication and portability aspects of other operating systems creates an information system that allows the use of familiar "point and click" processing. CPSI’s latest versions of ClientWare® offer easy interface with and access to a wide range of devices and applications.
Information Availability. EHR availability is crucial for continued patient care during system outages. CPSI offers several hardware and software options to assist its clients in creating an acceptable data recovery and business contingency plan based on the suite of applications utilized. These options range from hardware redundancy, real-time data replication and server clustering to maintaining availability of vital patient information during planned system maintenance.
Data Security.  Protecting individually identifiable health information and other sensitive data is a critical and essential function of CPSI’s solutions.  A variety of industry-standard approaches which meet or exceed regulatory requirements such as HIPAA and HITECH are employed. To assist in avoiding unauthorized access for the life span of this data, diverse methods of identification, authentication, authorization and encryption are utilized at various layers, inclusive of the operating system, application software and hardware.  These concepts are shared amongst servers and other end-user devices and are complemented by our Change Management module which allows the software change control cycle to be a formal, defined process.

Product Development and Enhancement
We continually work to improve and enhance the CPSI system and to develop new products and services for our customers. The primary source of ideas for improvements to our products and services comes from our customers, which submit suggestions to us through our national user group. We believe our interaction with customers and their communication with each other is the most efficient way to learn about and respond to changes in the healthcare operating environment. Our management and customer support and service teams play a significant role in product development by continually monitoring the needs and desires of our customers and our market. In addition to our customer support and service teams, a Product Development Services division was created in 2008. This division is responsible for the design, development, quality assurance/testing, and distribution of all application software. By consolidating all of our development efforts under a single division, we can ensure standardization in our software development processes and effective utilization of our resources. This approach to research and development allows us to quickly adapt to technological advances and improve our products and services to better serve the needs of our customers. As of December 31, 2013, we had 200 employees in our Product Development Services division, including 9 research and development employees whose dedicated function is to develop new uses for and applications of technology available in the marketplace. During the years ended December 31, 2013, 2012 and 2011, we expended approximately $2.8 million, $2.8 million and $2.5 million, respectively, on research and development activities.
Customers, Sales and Marketing
Target Market. The target market for our information system consists of small and midsize hospitals of 300 or fewer acute care beds, with a primary focus on hospitals with 100 or fewer acute care beds. In the United States, there are approximately 4,200 community hospitals with 300 or fewer acute care beds, with approximately 2,600 of these having 100 or fewer acute care beds. In addition, we market our products to small specialty hospitals in the United States that focus on discrete medical areas such as surgery, rehabilitation and psychiatry. As of the date of this filing, we have installed our system in over 650 facilities in 46 states and the District of Columbia. Approximately 94% of our existing customers are hospitals with 100 or fewer acute care beds, while approximately 99% of our existing customers are hospitals with 200 or fewer acute care beds. Our goal is to increase sales to hospitals with 100 to 300 acute care beds while continuing to increase our market share and competitive position in the under 100 acute care bed market segment.
Sales Staff. Most of our new customers are referrals from our existing customers, thereby reducing the need for a large sales force. As of December 31, 2013, we had 36 employees dedicated to direct sales, 18 of whom concentrate on new prospects, and 18 of whom are responsible for the sale of additional products and services to existing customers. We hire our sales representatives from our existing employees. Nearly three-quarters of our sales representatives have over 10 years of experience with the Company, including experience in installation, training and customer support. Our sales representatives have defined geographic territories in the United States in which to target new customers. A significant portion of the compensation for all sales personnel is commission based.
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
Backlog
Backlog consists of revenues we reasonably expect to recognize over the next twelve months under existing contracts. The revenues to be recognized may relate to a combination of one-time fees for system sales and recurring fees for support and maintenance, business management, consulting and managed IT services. As of December 31, 2013, we had a twelve-month backlog of approximately $51 million in connection with non-recurring system purchases and approximately $116 million in connection with recurring payments under support and maintenance, business management, consulting and managed IT services. The backlog amounts exclude amounts to be recognized in subsequent periods related to First Generation Meaningful Use Installment Plans. Our backlog increase is the result of new contracts signed in 2013 to be installed in 2014, as well as an increase in our customer base for recurring business. As of December 31, 2012 , we had a twelve-month backlog of approximately $42 million in connection with non-recurring system purchases and approximately $107 million in connection with recurring payments under support and maintenance, business management, consulting and managed IT services.

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
Our principal competitors are Medical Information Technology, Inc. ("Meditech"), Healthland Inc. ("Healthland"), and Healthcare Management Systems, Inc. ("HMS"). Meditech, Healthland and HMS compete with us directly in our target market of small and midsize hospitals. These companies offer products and systems that are comparable to our system and address the needs of hospitals in the markets we serve.
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
Health Information Security and Privacy Practices
The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") is a federal law that affects the use, disclosure, transmission and storage of certain individually identifiable health information, referred to as "protected health information," and that was enacted for the purpose of, among other things, protecting the privacy and security of protected health information. As directed by HIPAA, the Department of Health and Human Services (the "DHHS") has promulgated standards and rules for certain electronic health transactions, code sets, data security, unique identification numbers and privacy of protected health information. HIPAA and the standards promulgated by DHHS apply to certain health plans, healthcare clearinghouses and healthcare providers (referred to as "covered entities"), which includes our hospital customers. The Health Information Technology for Economic and Clinical Health Act and its implementing regulations published in January 2013 (the "HITECH Act") significantly expand HIPAA by extending privacy and security standards to "business associates" of healthcare providers that are covered entities. Under the HITECH Act, business associates are required to establish administrative, physical and technical safeguards and are subject to direct penalties for violations. Certain of our services, including those provided through our wholly-owned subsidiary, TruBridge, frequently entail us acting as a healthcare clearinghouse and/or in the capacity of a business associate to the hospitals that we serve. As a result, we are covered by the patient privacy and security standards of HIPAA and subject to oversight by DHHS. We believe that we have taken all necessary steps to comply with HIPAA, as it applies to us as a business associate, but it is important to note that DHHS could, at any time in the future, adopt new rules or modify existing rules in a manner that could require us to change our systems or operations.

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
Employees
As of December 31, 2013, we had 1,378 employees, almost all of whom are located at our offices in Mobile, Fairhope and Lanett, Alabama and Monroe, Louisiana. Our employees can be grouped according to the following general categories: 527 in software services and support, 458 in business management, consulting and managed IT services, 96 in information technology services and support, 200 in product development services, 49 in sales and marketing and 48 in administration. Our general practice is to recruit recent college graduates for entry-level positions and then promote these individuals within the organization to fill vacancies in higher positions. We also hire nurses and other medically-trained professionals in connection with our support services.
Since 1991, we have maintained a non-qualified discretionary profit-sharing plan under which all full-time employees with three years of uninterrupted service are eligible to participate, other than executive officers and commissioned salespeople. The plan is designed to provide each eligible employee with periodic cash bonuses based on our profitability. Each eligible employee receives a pro rata share of the amount of cash distributed under the profit-sharing plan based on the amount of his or her base salary compared to the sum of the salaries of all participating employees. Our profit-sharing plan is not a qualified plan for tax purposes or a guaranteed benefit. Contributions to the plan are made periodically at the sole discretion of the Board of Directors. During 2013, we distributed approximately $4.0 million under this profit-sharing plan. We plan to continue to make distributions under this plan based on our profitability.
We are fortunate to have a high rate of employee retention, with our executive officers having an average tenure in excess of 19 years. Our performance depends in significant part on our ability to attract, train and retain highly qualified personnel. None of our employees are represented by a labor union, and we believe our relations with our employees are good.
Executive Officers
The executive officers of CPSI serve at the pleasure of the Board of Directors. Set forth below is a list of the current executive officers of CPSI and a brief explanation of each individual’s principal employment during the last five years.
J. Boyd Douglas – President and Chief Executive Officer. J. Boyd Douglas, age 47, has served as our President and Chief Executive Officer since May 2006. He was elected as a director in March 2002. Mr. Douglas began his career with us in August 1988 as a Financial Software Support Representative. From May 1990 until November 1994, Mr. Douglas served as Manager of Electronic Billing, and from December 1994 until June 1999, he held the position of Director of Programming Services. From July 1999 until May 2006, Mr. Douglas served as our Executive Vice President and Chief Operating Officer. Mr. Douglas’s wife’s sister’s husband, Mr. Patrick A. Immel, is an executive officer of the Company. Mr. Immel is not a "family member" of Mr. Douglas under NASDAQ Listing Rule 5605.
David A. Dye – Chief Financial Officer, Secretary and Treasurer. David A. Dye, age 44, has served as our Chief Financial Officer, Secretary and Treasurer since July 1, 2010. Mr. Dye served as our President and Chief Executive Officer from July 1999 to May 2006. He was elected as a director in March 2002 and has served as our Chairman of the Board since May 2006. Mr. Dye began his career with CPSI in May 1990 as a Financial Software Support Representative and served in various capacities until July 1999. Mr. Dye has served as a director of Bulow Biotech Prosthetics, LLC, a company headquartered in Nashville, Tennessee that operates prosthetic clinics in the Southeastern United States, since July 2006.
Victor S. Schneider – Executive Vice President–Corporate and Business Development. Victor S. Schneider, age 55, has served as our Executive Vice President–Corporate and Business Development since January 2013. Prior to his appointment as Executive Vice President – Corporate and Business Development, Mr. Schneider served as our Senior Vice President – Corporate and Business Development since December 2005. Mr. Schneider is responsible for revenue generation efforts, customer relations, strategic growth initiatives and positioning, and market execution. Mr. Schneider began his career with us in June 1983 as Sales Manager. He served in that capacity until January 1997 when he was promoted to Sales Director. He served as our Vice President–Sales and Marketing from July 1999 until December 2005.
Robert D. Hinckle – Senior Vice President–Software Services. Robert D. Hinckle, age 44, served as our Vice President–Software Services from October 2004 until January 2013 and has served as our Senior Vice President – Software Services since January 2013. Mr. Hinckle is responsible for overseeing all aspects of the installation and support of our software products. Since beginning his career with us in 1995 as a Financial Software Support Representative, Mr. Hinckle has worked in various positions in our Software Services Division, including Team Manager, Assistant Director and Director of that division.
Troy D. Rosser – Senior Vice President–Sales. Troy D. Rosser, age 49, has served as our Senior Vice President–Sales since January 2012, having previously served as Vice President – Sales since October 2005. Mr. Rosser is responsible for overseeing all of our sales and marketing efforts. Mr. Rosser began his career with us in March 1989 as a Financial Software Support Representative. In 1992, Mr. Rosser was transferred to the Sales and Marketing division where he has worked in various positions, including Sales Manager and, from October 2000 until October 2005, Director of Sales.
Michael K. Muscat, Jr. – Senior Vice President–Product Development Services. Michael K. Muscat, Jr., age 40, has served as our Senior Vice President – Product Development Services since March 2008. Mr. Muscat is responsible for overseeing all aspects of the development, quality assurance/testing, documentation, and distribution of all application software. Mr. Muscat began his career with us in July 1996 as a Software Support Representative. Mr. Muscat then served as a Programmer and Manager of Outsourcing Services. From June 2002 to May 2006, Mr. Muscat served as the Director of Business Management Services and from May 2006 until March 2008 as the Vice President of Business Management Services.
Robert D. Smith – Vice President–Product Development Services. Robert D. Smith, age 43, has served as our Vice President – Product Development Services since March 2008. Mr. Smith is responsible for overseeing all aspects of system programming and enhancements within our Product Development division. Since Mr. Smith began his career with us in September 1993, he has served in the capacity of Technical Support Representative, Programmer, and Programming Manager. From January 2001 to May 2006, Mr. Smith served as the Director of Programming Services and from May 2006 to March 2008 as Vice President of Programming Services.
James B. Britain – Vice President–Finance and Controller. James B. Britain, age 48, has served as our Vice President – Finance and Controller since March 2011. Mr. Britain is our principal accounting officer. Mr. Britain began his career with us in September 2007 as Controller and served in that capacity until March 2011. Prior to his appointment as Controller, Mr. Britain was Controller of Azalea Aviation, Inc., a fixed base operator in Mobile, Alabama, from September 2006 until September 2007.
Lyle E. Hutchison – Vice President–Sales. Lyle E. Hutchison, age 48, has served as our Vice President – Sales since October 2012. Mr. Hutchison is responsible for overseeing all of our sales efforts directed towards new or prospective customers. Prior to his appointment as Vice President – Sales in October 2012, Mr. Hutchison served as Senior Sales Director since May 2011. Mr. Hutchison began his career with us in August 1990 and has held the positions of Sales Manager from August 2005 until June 2006, Sales Director from June 2006 until May 2011, and Senior Sales Director from May 2011 until October 2012.
Sean C. Nicholas – Vice President–Sales. Sean C. Nicholas, age 44, has served as our Vice President – Sales since October 2012. Mr. Nicholas is responsible for overseeing all of our sales efforts directed towards our established customers. Prior to his appointment as Vice President – Sales in October 2012, Mr. Nicholas served as Senior Sales Director since May 2011. Mr. Nicholas began his career with us in July 1993 and has held the positions of Sales Manager from January 1999 until October 2000, Marketing Director from October 2000 until October 2003, Sales Director from October 2003 until May 2011, and Senior Sales Director from May 2011 until October 2012.

J. Scott Littrell – Vice President–Information Technology Services. J. Scott Littrell, age 39, has served as our Vice President – Information Technology Services since January 2013. Mr. Littrell is responsible for overseeing all aspects of technical and hardware services. Mr. Littrell began his career with us in 2000 as a Technical Support Representative. Since that time, Mr. Littrell has served as ImageLink Support Representative from 2003 until 2004, R&D Analyst from 2004 until 2007, and most recently served as Director of Technical and Hardware Services from 2007 until January 2013.
Stephanie S. Durkac – Vice President–Clinical Support. Stephanie S. Durkac, age 47, has served as our Vice President – Clinical Support since January 2013. Ms. Durkac is responsible for overseeing the software support services we provide to customers of our clinical applications. Prior to her appointment as Vice President – Clinical Support in January 2013, Ms. Durkac served as Director of Software Services since November 2003. Ms. Durkac began her career with us in 1994 and has held various positions within our Software Services division, including Manager, Assistant Director, and Director.
Pamela S. Phillips – Vice President–Financial Support. Pamela S. Phillips, age 46, has served as our Vice President – Financial Support since January 2013. Ms. Phillips is responsible for overseeing the software support services we provide to customers of our financial applications. Prior to her appointment as Vice President – Financial Support in January 2013, Ms. Phillips served as our Director of Financial Support from November 2004 until January 2013. Ms. Phillips began her career with us in 1993 and has held various positions within our Software Services division, including Software Implementation Team Manager, Education Manager, and Director of Financial Support.
J. Lamar Cowart – Vice President–Implementation. J. Lamar Cowart, age 40, has served as our Vice President – Implementation since January 2013. Mr. Cowart is responsible for overseeing the implementation services we provide to those customers purchasing new applications. Mr. Cowart began his career with us in 1999 and has held various positions within our Software Services division, including Project Manager from 2003 until 2004, Director of Implementation Services from 2004 until 2011, and Senior Director of Implementation Services from 2011 until January 2013.
In January 2013, the Company announced the formation of Trubridge, LLC ("TruBridge"), a wholly-owned subsidiary of CPSI. The executive officers of TruBridge serve at the pleasure of the Board of Directors of CPSI. Set forth below is a list of the current executive officers of TruBridge and a brief explanation of each individual’s principal employment during the last five years.
Christopher L. Fowler – President–TruBridge. Christopher L. Fowler, age 38, has served as the President of TruBridge since its formation in January 2013. Mr. Fowler is responsible for overseeing all aspects of the business management, consulting and managed IT services we provide to our customers through TruBridge. Prior to the formation of TruBridge, Mr. Fowler served as CPSI’s Vice President – Business Management Services since March 2008. Mr. Fowler began his career with us in May 2000 as a Software Support Representative and later as a manager of Financial Software Services. From August 2004 until March 2008, Mr. Fowler served as Assistant Director and Director of Business Management Services.
Patrick A. Immel – Senior Vice President of Professional Services–TruBridge. Patrick A. Immel, age 43, has served as the Senior Vice President of Professional Services of TruBridge since its formation in January 2013. Mr. Immel is responsible for overseeing the managed IT and consulting services we provide to our customers through TruBridge. Prior to the formation of TruBridge, Mr. Immel served as CPSI’s Vice President–Information Technology Services since January 2000. Mr. Immel began his career with us in July 1993 as a Financial Software Support Representative. Since that time, Mr. Immel has served as a programmer, Manager of Technical Support and Director of Information Technology Services. Mr. Immel’s wife’s sister’s husband, Mr. J. Boyd Douglas, is an executive officer of the Company. Mr. Douglas is not a "family member" of Mr. Immel under NASDAQ Listing Rule 5605.
Gregory Leatherbury – Vice President of Business Services–TruBridge. Gregory Leatherbury, age 36, has served as the Vice President of Business Services of TruBridge since its formation in January 2013. Mr. Leatherbury is responsible for overseeing the business services we provide to our customers through TruBridge. Prior to the formation of TruBridge, Mr. Leatherbury served as CPSI’s Director of Revenue Cycle Management since 2008. Mr. Leatherbury began his career with us in 2002 and has held various positions in both the Software Services and Business Services divisions. Mr. Leatherbury’s uncle by marriage, Mr. Ernest F. Ladd, III, is a director of the Company. Mr. Ladd is not a "family member" of Mr. Leatherbury under NASDAQ Listing Rule 5605.
Rick Jones – Vice President of Sales–TruBridge. Rick Jones, age 44, has served as the Vice President of Sales of TruBridge since its formation in January 2013. Mr. Jones is responsible for all sales and marketing efforts related to TruBridge. Prior to the formation of TruBridge, Mr. Jones served as a Sales Director at CPSI since 2006. Mr. Jones began his career with us in February 1994 and has held various sales and Software Services positions within the Company.

Company Web Site
The Company maintains a web site at http://www.cpsi.com. The Company makes available on its web site, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as soon as it is reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. The Company is not including the information contained on or available through its web site as a part of, or incorporating such information into, this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS
There is significant uncertainty in the healthcare industry, both as a result of recently enacted legislation and changing government regulation, which may have a material adverse impact on the businesses of our hospital customers and ultimately on our business, financial condition and results of operations.
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
Recently enacted public laws reforming the U.S. healthcare system may have an impact on our business. The Patient Protection and Affordable Care Act (H.R. 3590; Public Law 111-148) (the "ACA") and The Health Care and Education Reconciliation Act of 2010 (H.R. 4872) (the "Reconciliation Act"), which amends the ACA (collectively the "Health Reform Laws"), were signed into law in March 2010. The Health Reform Laws contain various provisions which may impact us and our customers. Some of these provisions have a positive impact, by expanding the use of electronic health records in certain federal programs, for example, while others, such as reductions in reimbursement for certain types of providers, are likely to have a negative impact due to fewer available resources. Increases in fraud and abuse penalties may also adversely affect participants in the healthcare sector, including us.
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
It is likely that the Health Reform Laws will affect hospitals differently depending upon the populations they serve and their payor mix. Our target market of rural and community hospitals typically serve higher uninsured populations than larger urban hospitals and rely more heavily on Medicare and Medicaid for reimbursement. It remains to be seen whether the increase in the insured population for rural and community hospitals will be sufficient to offset actual and proposed additional cuts in Medicare and Medicaid reimbursements contained in the Health Reform Laws.
The Health Reform Laws will ultimately lead to significant changes in the healthcare system. Because not all of the administrative rules implementing the Health Reform Laws have been finalized, and because of ongoing federal fiscal budgetary pressures yet to be resolved for federal health programs, the full impact of the legislation and of further statutory and regulatory actions to reform healthcare on our business is unknown, but there can be no assurances that the legislation will not adversely impact either our operational results or the manner in which we operate our business. Healthcare industry participants may respond to the Health Reform Laws by reducing their investments or postponing investment decisions, including investments in our solutions and services.
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

The healthcare industry is heavily regulated at the local, state and federal levels. Our failure to comply with regulatory requirements could create liability for us, result in adverse publicity and negatively affect our business.
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
Healthcare Fraud. Federal and state governments continue to enhance regulation of and increase their scrutiny over practices potentially involving healthcare fraud, waste and abuse by healthcare providers whose services are reimbursed by Medicare, Medicaid and other government healthcare programs. Our healthcare provider customers are subject to laws and regulations regarding fraud and abuse that, among other things, prohibit the direct or indirect payment or receipt of any remuneration for patient referrals, or arranging for or recommending referrals or other business paid for in whole or in part by these federal or state healthcare programs. Federal enforcement personnel have substantial funding, powers and remedies to pursue suspected or perceived fraud and abuse. The effect of this government regulation on our customers is difficult to predict. Many of the regulations applicable to our customers and that may be applicable to us, including those relating to marketing incentives offered in connection with medical device sales, are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could broaden their applicability to us or require our customers to make changes in their operations or the way in which they deal with us. If such laws and regulations are determined to be applicable to us and if we fail to comply with any applicable laws and regulations, we could be subject to civil and criminal penalties, sanctions or other liability, including exclusion from government healthcare programs, which could have a material adverse effect on our business, results of operations and financial condition. Even an unsuccessful challenge by a regulatory or prosecutorial authority of our activities could result in adverse publicity, could require a costly response from us and could adversely affect our business, results of operations and financial condition.
E-Prescribing. The use of our solutions by physicians for electronic prescribing and electronic routing of prescriptions via the Surescripts network to pharmacies is governed by federal and state laws. States have differing regulations that govern the electronic transmission of certain prescriptions and prescription requirements. Standards adopted by the National Council for Prescription Drug Programs and regulations adopted by the Centers for Medicare and Medicaid Services ("CMS") related to "EPrescribing and the Prescription Drug Program" set forth implementation standards for the transmission of electronic prescriptions. These standards are detailed and broad, and cover not only routing transactions between prescribers and pharmacies, but also electronic eligibility, formulary and benefits inquiries. In general, regulations in this area can be burdensome and evolve regularly, meaning that any potential benefits to our customers from utilizing such solutions and services may be superseded by a newly-promulgated regulation that adversely affects our business model. Our efforts to provide solutions that enable our customers to comply with these regulations could be time consuming and expensive.
Claims Processing and Transmission. Our system electronically transmits medical claims by physicians to patients’ payors for immediate approval and reimbursement. In addition, we offer business management services that include the manual and electronic processing and submission of medical claims by physicians to patients’ payors for approval and reimbursement. Federal law provides that it is both a civil and a criminal violation for any person to submit, or cause to be submitted, a claim to any payor, including, without limitation, Medicare, Medicaid and all private health plans and managed care plans, seeking payment for any service or product that overbills or bills for items that have not been provided to the patient. We have in place policies and procedures that we believe assure that all claims that are transmitted by our system and through our services are accurate and complete, provided that the information given to us by our customers is also accurate and complete. If, however, we do not follow those procedures and policies, or they are not sufficient to prevent inaccurate claims from being submitted, we could be subject to substantial liability including, but not limited to, civil and criminal liability. Additionally, any such failure of our billing and collection services to comply with these laws and regulations could adversely affect demand for our services and could force us to expend significant capital, research and development, and other resources to address the failure.
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
A portion of our business involves billing Medicare claims on behalf of our clients. In an effort to combat fraudulent Medicare claims, the federal government offers rewards for reporting of Medicare fraud which could encourage others to subject us to a charge of fraudulent claims, including charges that are ultimately proved to be without merit.
As discussed below, the HIPAA security and privacy standards also affect our claims transmission services, since those services must be structured and provided in a way that supports our customers’ HIPAA compliance obligations.
Regulation of Medical Devices. The United States Food and Drug Administration (the "FDA") has determined that certain of our solutions, such as our ImageLink® product, are medical devices that are actively regulated under the Federal Food, Drug and Cosmetic Act, as amended. If other of our solutions are deemed to be actively regulated medical devices by the FDA, we could be subject to extensive requirements governing pre- and post-marketing activities including pre-market notification clearance. Complying with these medical device regulations is time consuming and expensive, and our marketing and other sales activities could be subject to unanticipated and significant delays. Further, it is possible that the FDA may become more active in regulating software and medical devices that are used in the healthcare industry. If we are unable to obtain the required regulatory approvals for any such software or medical devices, our short- to long-term business plans for these solutions or medical devices could be delayed or canceled and we could face FDA refusal to grant pre-market clearance or approval of products; withdrawal of existing clearances and approvals; fines, injunctions or civil penalties; recalls or product corrections; production suspensions; and criminal prosecution. FDA regulation of our products could increase our operating costs, delay or prevent the marketing of new or existing products, and adversely affect our revenue growth.
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
In the United States, HIPAA regulations require national standards for some types of electronic health information transactions and the data elements used in those transactions, security standards to ensure the integrity and confidentiality of health information, and standards to protect the privacy of individually identifiable health information. Covered entities under HIPAA, which include healthcare organizations such as our customers, and our claims processing, transmission and submission services, are required to comply with the privacy standards, transaction regulations and security regulations. Moreover, HITECH and associated regulatory requirements extend many of the HIPAA obligations, formerly imposed only upon covered entities, to business associates as well. As a business associate of our customers who are covered entities, we were in most instances already contractually required to ensure compliance with the HIPAA regulations as they pertain to the handling of covered customer data. However, the extension of these HIPAA obligations to business associates by law has created additional liability risks related to the privacy and security of individually identifiable health information.
Evolving HIPAA and HITECH-related laws or regulations could restrict the ability of our customers to obtain, use or disseminate patient information. This could adversely affect demand for our solutions and devices if they are not re-designed in a timely manner in order to meet the requirements of any new interpretations or regulations that seek to protect the privacy and security of patient data or enable our customers to execute new or modified healthcare transactions. We may need to expend additional capital and software development and other resources to modify our solutions to address these evolving data security and privacy issues. Furthermore, our failure to maintain the confidentiality of sensitive personal information in accordance with the applicable regulatory requirements could damage our reputation and expose us to claims, fines and penalties.
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
ARRA Meaningful Use Program. Various federal and state government agencies are developing standards that could become mandatory for systems purchased by entities that are funded by these agencies. For example, the ARRA requires "meaningful use of certified electronic health record technology" by healthcare providers by 2015 in order to receive incentive payments. Regulations have been issued that identify standards and implementation specifications and establish the certification standards for qualifying EHR technology. Nevertheless, these standards and specifications are subject to interpretation by the entities designated to certify such technology. While a combination of our solutions has been certified as meeting both stage one and stage two standards for certified health record technology, the regulatory standards to achieve certification will continue to evolve over time. We may incur increased development costs and delays in delivering solutions if we need to upgrade our software or healthcare devices to be in compliance with these varying and evolving standards. In addition, delays in interpreting these standards may result in postponement or cancellation of our customers’ decisions to purchase our software solutions. If our software solutions are not compliant with these evolving standards, our market position and sales could be impaired and we may have to invest significantly in changes to our software solution.
Interoperability Standards. Our customers are concerned with and often require that our software and systems be interoperable with other third party healthcare information technology systems. Market forces or governmental or regulatory authorities could create software interoperability standards that would apply to our software and systems, and if our software and systems are not consistent with those standards, we could be forced to incur substantial additional development costs. For example, the HITECH Act contains interoperability standards that healthcare providers are required to adhere to in order to receive stimulus funds from the federal government under the ARRA. Compliance with these and related standards is becoming a competitive requirement and, although a combination of our solutions has been certified as meeting all such required interoperability standards to date, maintaining such compliance with these varying and evolving rules may result in increased development costs and delays in upgrading our customer software and systems. To the extent these rules are narrowly construed, subsequently changed or supplemented, or that we are delayed in achieving certification under these evolving rules for applicable products, our customers may postpone or cancel their decisions to purchase or implement our software and systems.
As it relates specifically to interoperability, during 2013 we announced our membership in CommonWell Health Alliance ("CommonWell"), a not-for-profit trade association comprised of healthcare information technology vendors devoted to the notion that patient data should be safely, securely and immediately available to patients and healthcare providers to support better care delivery, regardless of where that care occurs. CommonWell is committed to fostering standards that make this possible, and to having healthcare information technology companies embed these capabilities natively and cost effectively into their EHR systems. Despite our membership in CommonWell, there is no guarantee that we will successfully manage the interoperability of our software and systems with third-party health IT providers.
Standards for Submission of Healthcare Claims. CMS has mandated the use of new patient codes for reporting medical diagnosis and inpatient procedures, referred to as the ICD-10 codes. CMS is requiring all providers, payors, clearinghouses and billing services to utilize these ICD-10 codes when submitting claims for payment. ICD-10 codes will affect medical diagnosis and inpatient procedure coding for everyone covered by HIPAA, not just those who submit Medicare or Medicaid claims. Claims for services provided on or after October 1, 2014 must use ICD-10 codes for medical diagnosis and inpatient procedures or they will not be paid.
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
The purchase of our information system involves a significant financial commitment by our customers. At the same time, the healthcare industry faces significant financial pressures that could adversely affect overall spending on healthcare information technology and services. For example, the recent economic recession and continued decrease in availability of credit, combined with actual and potential reductions in federal and state funding for Medicare and Medicaid, has caused hospitals to reduce, eliminate or postpone information technology related and other spending. To the extent spending for healthcare information technology and services declines or increases slower than we anticipate, demand for our products and services, as well as the prices we charge, could be adversely affected. Accordingly, we cannot assure you that we will be able to increase or maintain our revenues or our revenue growth rate.
There are a limited number of hospitals in our target market. Consolidation in the healthcare industry could result in the loss of existing customers, a reduction in our potential customer base and downward pressure on the prices of our products and services.
There are a finite number of hospitals with 300 or fewer acute care beds in our general target market. Saturation of this market with our products or our competitors’ products could limit our revenues and revenue growth. Furthermore, many healthcare providers have consolidated to create larger healthcare delivery enterprises with greater market power. If this consolidation continues, we could lose existing customers and could experience a decrease in the number of potential purchasers of our products and services. The loss of existing and potential customers due to industry consolidation could cause our revenue growth rate to decline. In addition, larger, consolidated enterprises could have greater bargaining power, which may lead to downward pressure on the prices of our products and services.
Volatility in and disruption to the global capital and credit markets and tightened lending standards may adversely affect our ability to access credit in the future, the cost of any credit obtained in the future, and the financial soundness of our customers and our business.
Domestic and international events during the last several years have resulted in volatility and disruption to the global capital and credit markets, manifested in the bankruptcy or restructuring of certain financial institutions and reduced lending activity by other financial institutions. Although certain indices and economic data have shown signs of stabilization in the United States and certain global markets, there can be no assurance that these improvements will be broad-based or sustainable. While the Company does not currently have any debt, continued or increased volatility and disruption in the global capital and credit markets may adversely affect the availability, terms and cost of credit should we seek it in the future. Although we believe that our operating cash flow and financial assets will give us the ability to meet our financing needs for the foreseeable future, there can be no assurance that the continued or increased volatility and disruption in the global capital and credit markets will not impair our liquidity or increase the costs of any future borrowing.
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
Our secondary competitors include McKesson Corporation, Quadramed Corp., Cerner Corporation, Quality Systems, Inc., Siemens Corporation, Prognosis Health Information Systems LLC, and Razor Insights, LLC. Most of these companies are significantly larger than we are, and they typically sell their products and services to larger hospitals outside of our target market. However, they sometimes compete directly with us. We also face competition from providers of practice management systems, general decision support and database systems and other segment-specific applications, as well as from healthcare technology consultants. Any of these companies, as well as other technology or healthcare companies, could decide at any time to specifically target hospitals within our target market.
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
The vast majority of our facilities and employees are located within 30 miles of the coast of the Gulf of Mexico. Our facilities are vulnerable to significant damage or destruction from hurricanes and tropical storms. We are also vulnerable to damage from other types of disasters, including tornadoes, fires, floods and similar events. If any disaster were to occur, our ability to conduct business at our facilities could be seriously impaired or completely destroyed. This would have adverse consequences for our customers who depend on us for system support or business management, consulting and managed IT services. Also, the servers of customers who use our remote access services could be damaged or destroyed in any such disaster. This would have potentially devastating consequences to those customers. Although we have an emergency recovery plan, including back-up systems in remote locations, there can be no assurance that this plan will effectively prevent the interruption of our business due to a natural disaster. Furthermore, the insurance we maintain may not be adequate to cover our losses resulting from any natural disaster or other business interruption.
Interruptions in our power supply and/or telecommunications capabilities could disrupt our operations, cause us to lose revenues and/or increase our expenses.
We currently have backup generators to be used as alternative sources of power in the event of a loss of power to our facilities. If these generators were to fail during any power outage, we would be temporarily unable to continue operations at our facilities. This would have adverse consequences for our customers who depend on us for system support, business management, and managed IT and professional services. Any such interruption in operations at our facilities could damage our reputation, harm our ability to retain existing customers and obtain new customers, and result in lost revenue and increased insurance and other operating costs.
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
We do not believe that our operations or products infringe on the intellectual property rights of others. However, there can be no assurance that others will not assert infringement or trade secret claims against us with respect to our current or future products. Many participants in the technology industry have an increasing number of patents and patent applications and have frequently demonstrated a readiness to take legal action based on allegations of patent and other intellectual property infringement. Further, as the number and functionality of our products increase, we believe we may become increasingly subject to the risk of infringement claims. If infringement claims are brought against us, these assertions could distract management. We may have to spend a significant amount of money and time to defend or settle those claims. In addition, claims against third parties from which we purchase software could adversely affect our ability to access third-party software for our systems.
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
We are dependent on the continued and unimpeded access to the Internet by us and our customers, which is not within our control.
We deliver Internet-based services and, accordingly, depend on our ability and the ability of our customers to access the Internet. This access is currently provided by third parties that have significant market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies and government-owned service providers - all of whom are outside of our control. In the event of any difficulties, outages and delays by Internet service providers, we may be impeded from providing services, resulting in a loss of potential or existing customers.
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
We are dependent on our licenses of rights, products and services from third parties, disruptions of which may cause us to discontinue, delay or reduce product shipments.
We are increasingly dependent upon licenses for some of the technology used in our products as well as other products and services from third-party vendors, and the costs of these licenses have increased in recent years. Most of these arrangements can be continued/renewed only by mutual consent and may be terminated for any number of reasons. We may not be able to continue using the technology, products or services made available to us under these arrangements on commercially reasonable terms or at all. As a result, we may have to discontinue, delay or reduce product shipments or services provided until we can obtain equivalent technology or services. Most of our third-party licenses are non-exclusive. Our competitors may obtain the right to use any of the business elements covered by these arrangements and use these elements to compete directly with us. In addition, if our vendors choose to discontinue providing their technology, products or services in the future or are unsuccessful in their continued research and development efforts, we may not be able to modify or adapt our own products.
We are subject to changes in and interpretations of financial accounting matters that govern the measurement of our performance, one or more of which could adversely affect our business, financial condition, cash flows, revenue and results of operations.
Based on our reading and interpretations of relevant guidance, principles or concepts issued by, among other authorities, the American Institute of Certified Public Accountants, the Financial Accounting Standards Board and the Securities and Exchange Commission, we believe revenue received pursuant to our current sales and licensing contract terms and business arrangements have been properly recognized. However, there continue to be issued interpretations and guidance for applying the relevant standards to a wide range of sales and licensing contract terms and business arrangements that are prevalent in the software industry. Future interpretations or changes by the regulators of existing accounting standards or changes in our business practices could result in changes in our revenue recognition and/or other accounting policies and practices that could adversely affect our business, financial condition, cash flows, revenue and results of operations.
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
The following factors may also affect demand for our products and services and cause our quarterly revenues to fluctuate:

•	changes in customer budgets and purchasing priorities;

•	the ability of our customers to obtain financing for the purchase of our products;

•	the financial stability of our customers;

•	the specific mix of software, hardware and services in orders from customers;

•	the timing of new product announcements and product introductions by us and our competitors;

•	market acceptance of new products, product enhancements and services from us and our competitors;

•	product and price competition;

•	our success in expanding our sales and marketing programs;

•	the availability and cost of system components;

•	delay of revenue recognition to future quarters due to an increase in the sales of our remote access SaaS services;

•	the length of sales cycles and installation processes;

•	changes in revenue recognition or other accounting guidelines employed by us and/or established by the Financial Accounting Standards Board or other rulemaking bodies;

•	accounting policies concerning the timing of recognition of revenue;

•	personnel changes; and

•	general market and economic factors.
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
We currently recognize revenue pursuant to Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 985-605, Software, Revenue Recognition, or ASC 985-605. ASC 985-605 summarizes the FASB’s views in applying generally accepted accounting principles to revenue recognition in financial statements. There can be no assurance that application and subsequent interpretations of this pronouncement will not further modify our revenue recognition policies, or that such modifications would not adversely affect our operating results reported in any particular quarter or year.

Due to all of the foregoing factors, it is possible that our operating results may be below the expectations of securities analysts and investors. In such event, the price of our common stock would likely be adversely affected.
Our common stock price has periodically experienced significant volatility, which could result in substantial losses for investors purchasing shares of our common stock and in litigation against us.
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
We do not anticipate the need to lease additional office space in 2014, as we expect that our existing facilities will be sufficient to meet our needs until the end of 2014 and beyond.

ITEM 3.	LEGAL PROCEEDINGS
From time to time, we are involved in routine litigation that arises in the ordinary course of business. We are not currently involved in any claims outside the ordinary course of business that are material to our financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for CPSI Common Stock
As of March 11, 2014, CPSI had 75 stockholders of record (which does not include the number of beneficial owners whose shares are held in "street" names by broker-dealers and other nominees who are the record holders) and 11,163,950 shares of common stock outstanding.
CPSI’s common stock is listed on the NASDAQ Global Select Market under the symbol "CPSI." The following table sets forth, for the calendar quarters indicated, the high and low sales prices per share for CPSI’s common stock on the NASDAQ Global Select Market, and the cash dividends declared per share in each such quarter:

	High	Low	Dividends Declared Per Share
2013
First Quarter	$54.50	$46.08	$0.51
Second Quarter	56.31	48.02	0.51
Third Quarter	59.53	47.23	0.51
Fourth Quarter	62.87	55.36	0.51
2012
First Quarter	$64.00	$50.58	$0.46
Second Quarter	61.90	51.64	0.46
Third Quarter	59.17	44.95	0.46
Fourth Quarter	56.03	46.76	0.46	(1)
(1) Excluded from the quarterly dividend declared per share in the fourth quarter of 2012 is the December 2012 declaration of a special, one-time dividend of $1.00 per share that was made in anticipation of increased federal income tax rates on dividends that began in 2013.
The last reported sales price of CPSI’s common stock as reported on the NASDAQ Global Select Market on March 11, 2014 was $67.12.
Dividends
During 2013, we paid a quarterly dividend in the amount of $0.51 per share, compared to $0.46 per share during 2012. Additionally, our strong cash position resulted in the decision by our Board of Directors on January 30, 2014 to approve a $0.06 increase in our quarterly dividend to $0.57 per share. We believe that paying dividends is an effective way of providing an investment return to our stockholders and a beneficial use of our cash. However, the declaration of dividends by CPSI is subject to the discretion of our Board of Directors. Our Board of Directors will take into account such matters as general business conditions, our financial results and such other factors as our Board of Directors may deem relevant.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands except for share and per share data)
INCOME DATA:
Total sales revenues	$200,863	$183,309	$173,476	$153,247	$127,742
Total costs of sales	107,126	102,648	94,065	88,863	74,483
Gross profit	93,737	80,661	79,411	64,384	53,259
Total operating expenses	43,493	39,384	38,116	35,287	29,890
Operating income	50,244	41,277	41,295	29,097	23,369
Total other income	466	721	667	674	728
Income before taxes	50,710	41,998	41,962	29,771	24,097
Provision for income taxes	17,967	12,025	16,129	11,033	8,914
Net Income	$32,743	$29,973	$25,833	$18,738	$15,183
Net income per share - basic	$2.95	$2.71	$2.34	$1.71	$1.39
Net income per share - diluted	$2.95	$2.71	$2.34	$1.71	$1.39
Weighted average shares outstanding:
Basic	11,100,825	11,066,456	11,033,804	10,962,874	10,953,747
Diluted	11,100,825	11,066,456	11,033,804	10,962,874	10,955,167
Cash dividends declared per common share	$2.04	$2.84	$1.44	$1.44	$1.44

	As of December 31,
	2013	2012	2011	2010	2009
BALANCE SHEET DATA
Cash and cash equivalents	$11,729	$8,912	$6,664	$2,940	$4,387
Working capital	51,301	32,486	37,498	35,135	34,426
Total assets	92,535	77,839	75,645	62,735	54,450
Total current liabilities	21,451	18,461	16,671	14,485	11,247
Total stockholders’ equity	69,083	57,202	57,384	46,464	42,691

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with the "Selected Financial Data" and our financial statements and the related notes included elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under "Risk Factors" and elsewhere in this Annual Report.
Background
CPSI was founded in 1979 and specializes in delivering comprehensive healthcare information systems and related services to rural and community hospitals. Our systems and services are designed to support the primary functional areas of a hospital and to enhance access to necessary financial and clinical information. Our comprehensive system enables healthcare providers to improve clinical, financial and administrative processes and outcomes. Our products and services provide solutions in key areas, including patient management, financial accounting, clinical, patient care and enterprise applications. In addition to servicing small to medium-sized hospitals, we provide information technology services to other related entities in the healthcare industry, such as nursing homes, home health agencies and physician clinics.
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
Management Overview
Historically we have primarily sought revenue growth through sales of healthcare information technology systems and related services to existing and new customers within our target market. Our strategy has produced consistent revenue growth over the long term, as reflected in five- and ten-year compounded annual growth rates in revenues of approximately 10.9% and 9.5%, respectively. Selling new and additional products and services to our existing customer base is an important part of CPSI’s future revenue growth. We believe that as our customer base grows, the demand for additional products and services, including business management services, will also continue to grow, supporting further increases in recurring revenues. We also expect to drive revenue growth from new product development that we may generate from our research and development activities.
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
As a result of the recent economic recession, continued economic uncertainty and tightened lending standards, hospitals have experienced reduced availability of third-party credit and increased volatility in their investment portfolios. In addition, healthcare organizations with a large dependency on Medicare and Medicaid populations, such as rural and community hospitals, have been impacted by the challenging financial condition of the federal government and many state governments and government programs. Accordingly, we recognize that prospective hospital customers often do not have the necessary capital to make investments in information technology. Additionally, in response to these challenges, hospitals have become more selective regarding where they invest capital, resulting in a focus on strategic spending that generates a return on their investment. Despite the current economic environment, we believe healthcare information technology is often viewed as more strategically beneficial to hospitals than other possible purchases because the technology offers the possibility of a quick return on investment. Information technology also plays an important role in healthcare by improving safety and efficiency and reducing costs. Additionally, we believe most hospitals recognize that they must invest in healthcare information technology to meet current and future regulatory, compliance and government reimbursement requirements.
Over the past five years, we have experienced an increase in customers seeking financing arrangements from us for system installations as a result of ongoing challenging economic conditions and tightened lending standards. Additionally, as our new system installation customers expect significant future cash inflows in the form of electronic health record ("EHR") incentive payments from the federal and state governments, we have experienced a significant demand for financing arrangements allowing these customers to minimize the near-term impact on their current cash resources. As a result, we have experienced a significant increase in financing arrangements that allow customers to utilize anticipated cash inflows under the EHR incentive program in satisfaction of their payment obligations in purchasing our EHR solution. The increased demand for financing arrangements has resulted in nearly all of our new system installation customers seeking and receiving financing arrangements during 2013. Historically, we have made financing arrangements available to customers on a case-by-case basis depending upon various aspects of the proposed contract and customer attributes. These financing arrangements include short-term payment plans, longer-term lease financing through us or third-party financing companies, and Software as a Service ("SaaS") arrangements. We intend to continue to work with prospective customers to provide for financing arrangements to purchase our systems so long as such arrangements do not adversely affect our financial position or long-term liquidity. We believe that meeting the financial needs of rural and community hospitals while allowing for the profitable expansion of our footprint in this market will remain both an opportunity and a challenge for us in the foreseeable future.
Despite the ongoing challenging economic conditions generally, including continued tightened lending standards and the significant increase in customers entering into financing arrangements with us, we have not experienced a decline in demand for our products and services, and our collections of receivables remain consistent with historical trends.
American Recovery and Reinvestment Act of 2009
While the ongoing challenging economic conditions and tightened lending standards have impacted and are expected to continue to impact the rural and community hospitals that comprise our target market, we believe that the American Recovery and Reinvestment Act of 2009 (the "ARRA") has increased and will continue to increase demand for healthcare information technology and will have a positive impact on our business prospects through 2015. The ARRA includes more than $19 billion in funding to aid healthcare organizations in modernizing their operations through the acquisition and wide-spread use of healthcare information technology. Included in the funding is approximately $17.2 billion in incentives through Medicare and Medicaid reimbursement systems to encourage and assist healthcare providers in adopting and using EHRs. These incentive payments began in 2011, but if an eligible healthcare provider does not begin to demonstrate meaningful use of an EHR by October 1, 2014, then reimbursement under Medicare will begin to be reduced. Our hospital customers began receiving these incentive payments under the ARRA in 2011. As of the date of this filing, approximately 420 of our hospital customers have received payments for EHR adoption totaling approximately $577 million.
We have been focused on ensuring that we take the necessary steps to meet the needs of rural and community hospitals to help them gain access to the incentives made available under the ARRA. Primary among those steps is ensuring that our technology meets the ARRA’s EHR certification requirements. During 2010, both our hospital and medical practice EHR solutions were certified as a complete EHR by CCHIT®. Receiving this certification for both our hospital and medical practice EHR products ensures that both hospitals and providers using our EHR systems can attain "meaningful use" of EHRs and qualify for certain EHR incentives. Continuing this focus on ensuring that our technology meets the ARRA's EHR certification requirements, we recently announced that Version 19 of our hospital and medical practice EHR systems were certified by CCHIT® as complete EHRs in compliance with the Office of the National Coordinator for Health Information Technology ("ONC") 2014 Edition criteria. The ONC 2014 Edition criteria support both stage one and stage two meaningful use measures required to qualify eligible hospitals and providers for funding under the ARRA.
According to data reported by the ONC, along with CMS, as of December 31, 2013 CPSI is third among all vendors in terms of the number of successful hospital customer attestations for complete EHR systems. As a result of our obtaining the CCHIT® certification and our track record with our hospital customers successfully achieving meaningful use, the ARRA has had and should continue to have a positive impact on our business and the businesses of the rural and community hospitals that comprise our target market.
Health Care Reform
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and

Education Reconciliation Act of 2010, collectively referred to as the "Health Reform Laws." This sweeping legislation implements changes to the healthcare and health insurance industries from 2010 through 2015, with the ultimate goal of requiring substantially all U.S. citizens and legal residents to have qualifying health insurance coverage by 2014 and providing the means by which it will be made available to them. We anticipate that the Health Reform Laws will have little direct impact on our internal operation but may have a significant impact on the businesses of our hospital customers once fully in effect. We have not been able to determine at this point whether the impact will be positive, negative or neutral; however, it is likely that the Health Reform Laws will affect hospitals differently depending upon the populations they service. Rural and community hospitals typically service higher uninsured populations than larger urban hospitals and rely more heavily on Medicare and Medicaid for reimbursement. It remains to be seen whether the increase in the insured populations for rural and community hospitals, as well as the increase in Medicare and Medicaid reimbursements under the ARRA for hospitals that implement EHR technology, will be enough to offset cuts in Medicare and Medicaid reimbursements contained in the Health Reform Laws or as a result of sequestration or other federal legislation.
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
2013 Financial Overview
Our gross revenues in 2013 increased 9.6%, while our net income increased 9.2%. Despite the increase in net income, cash flow from operations decreased 9.8% due primarily to significant increases in our financing receivables. We continued to experience increased levels of customers seeking financing arrangements for system installations during the year due to continued challenging economic conditions and unavailability of third-party credit. Additionally, as our new system installation customers expect significant future cash inflows in the form of EHR incentive payments, we have experienced a significant demand for financing arrangements allowing these customers to minimize the near-term impact on their current cash resources. As a result, we have experienced a significant increase in financing arrangements that allow customers to utilize anticipated cash inflows under the EHR incentive program in satisfaction of their principal obligation in purchasing our EHR solution. These customers have opted for payment terms that result in the full satisfaction of principal within a timeframe consistent with that of our historical financing arrangements. We will continue to grant financing arrangements to customers on a case-by-case basis depending upon various aspects of the proposed contract and customer attributes.
Despite the decrease in cash flow from operations during the year, we have maintained a strong cash position that we believe is sufficient to meet our operating requirements. We believe that a strong cash position enables us to compete better in the marketplace and maintain the quality of our customer service and product offerings.
As mentioned above, our operations have been significantly affected by the EHR incentives offered under the ARRA and the related reduction in Medicare reimbursement rates for those providers that fail to demonstrate meaningful use of EHR by October 1, 2014. "Meaningful use" of EHR under the ARRA refers to a set of core criteria that medical providers must meet in order to prove that they are using their EHR as an effective tool in their practice, plus additional a la carte menu items. Meaningful use is measured in three stages, with each stage representing a level of adoption of EHR. EHR incentive payments to eligible hospitals meeting the stage one criteria began in 2011 and eligible hospitals not meeting the stage one criteria by October 1, 2013 will experience a decrease in the overall incentive payments for which they are eligible under the incentive program. To achieve the stage one criteria, eligible hospitals are required to meet 14 core objectives and five menu objectives that they select from a total list of 10. Stage two criteria, published in September 2012, became effective at the beginning of the federal government's 2014 fiscal year (October 1, 2013) and require eligible hospitals to meet 16 core objectives and three menu objectives to be selected from a total list of six. Most of the stage one objectives are core objectives under stage two, but the thresholds that providers must meet to satisfy these objectives for stage two have been raised. Stage three criteria (the final rules for which have not yet been published) are expected to become effective at the beginning of the federal government's 2017 fiscal year (October 1, 2016).
First Generation Meaningful Use Installment Plans. During 2012, we included language in certain of our customer license agreements that more evenly matched customers’ anticipated cash inflows under the EHR incentive program with the necessary cash outflows for purchasing our EHR solution ("First Generation Meaningful Use Installment Plans," previously referred to as "Extended Meaningful Use Installment Plans" in our prior filings with the Securities and Exchange Commission). Under these arrangements, a customer is required to remit to us Medicare and Medicaid incentive payments (not to exceed the remaining balance under the arrangement) received for adoption of qualifying EHRs upon receipt of such funds, with only nominal payments required until the customer’s receipt of such incentive payments. If no such incentive payments are received by the customer or if such payments are not sufficient to pay the remaining balance under the arrangement, payments continue at contracted nominal amounts until the balance of the contract price is paid in full. EHR incentive payments aside, these nominal payment amounts would result in the overall duration of the payment periods significantly exceeding that of our historical financing arrangements. As a result, revenue from these arrangements is recognized as the amounts become due. As of December 31, 2013, we have remaining accumulated unrecognized revenue of $2.7 million to be recognized as the amounts become due under these contracts. Of the customers contributing to the $2.7 million in accumulated unrecognized revenue as of December 31, 2013, all have attested to stage one of meaningful use as of the date of this filing, with half of those customers attesting to stage one having already received related Medicaid incentive payments. Medicare payments, which are typically significantly larger than the related Medicaid payments, are still pending for most of these customers.
Our experience suggests an average time from successful attestation in stage one to receipt of funds from Medicare under the EHR incentive program of approximately six weeks. Overall with respect to these contracts, we have typically experienced a timeframe of 6 to 12 months from the date of installation to receipt of funds under the EHR incentive program. While those customers contributing to the $2.7 million of accumulated unrecognized revenue have experienced significantly expanded timeframes from installation to receipt of incentive funds, we do not consider the events giving rise to such timeframe expansion to be indicative of an increased risk of noncompliance with the ARRA requirements, collectibility or eventual revenue recognition. The final new system installation under a First Generation Meaningful Use Installment Plan was performed during the fourth quarter of 2012, and the Company does not expect to offer such payment terms going forward. As a result, aside from the anticipated recognition of the $2.7 million of accumulated unrecognized revenue as of December 31, 2013, we do not expect First Generation Meaningful Use Installment Plans to have a significant impact on our future financial statements.
Second Generation Meaningful Use Installment Plans. Beginning in the fourth quarter of 2012, we ceased offering First Generation Meaningful Use Installment Plans to our customers, opting instead for license agreements with payment terms that provide us with greater visibility into and control over the customer's meaningful use attestation process and significantly reducing the maximum timeframe over which customers must satisfy their full payment obligations in purchasing our system ("Second Generation Meaningful Use Installment Plans"). Under these arrangements, for the first two years following execution of the contract, a customer is only required to remit to us Medicare and Medicaid incentive payments (not to exceed the remaining balance under the arrangement) received for adoption of a qualifying EHR upon receipt of such funds. Upon the expiration of this two-year period, the remaining balance (if any) is required to be paid in full over a period not to exceed twelve months. As the overall payment period durations of the Second Generation Meaningful Use Installment Plans are consistent with that of our historical system sale financing arrangements, revenues under the Second Generation Meaningful Use Installment Plans are recognized upon installation of our EHR solution. Nearly all of our new system installations during 2013 were under Second Generation Meaningful Use Installment Plans, resulting in a significant increase in our financing receivables balances from December 31, 2012 to December 31, 2013.
We expect the demand for financing arrangements to continue for the next few years, but at a lower frequency than that experienced during 2012 and 2013. As a result, our financing receivables balances are expected to decrease beginning in 2014 upon successful collection of currently outstanding amounts.
Revenues
The Company allocates revenue to its multiple element arrangements, including software and software-related services, based on a hierarchy of evidence to support selling prices in accordance with generally accepted accounting principles.

Revenue from general support agreements for post-contract support services (support and maintenance) and information technology management and consulting services are recognized by the Company ratably over the term of the agreement.
System Sales. Revenues from system sales are derived from the sale of information systems (including software, conversion and installation services, hardware and peripherals) to new customers and from the sale of new or additional products to existing customers. We do not record revenue upon the execution of a sales contract. Revenue from the sale of the software perpetual license and system installation and training is recognized on a module-by-module basis after the installation and training have been completed and the system is functioning as designed for each individual module. Revenue from the sale of hardware is recognized upon shipment of the hardware to the customer.
Support and Maintenance. We also derive revenues from the provision of system support services, including software application support, hardware maintenance, continuing education and related services, and sales of forms and supplies. Support services are provided pursuant to a support agreement under which we provide comprehensive system support and related services in exchange for a monthly fee based on the services provided. The initial term of these contracts typically range from three to five years. Upon expiration of the initial term, these contracts renew automatically on a year-to-year basis thereafter until terminated. Revenues from support services are recognized in the month when these services are performed.
We provide our products to some customers utilizing the "Software as a Service" model, or "SaaS," which includes our Cloud EHR service. We provide SaaS services on a remote access basis by storing and maintaining servers at our headquarters which contain customers’ patient and administrative data. Revenues from our SaaS services are recognized in the month when these services are performed.
Business Management, Consulting and Managed IT Services. Our business management services include electronic billing, statement processing, payroll processing and business office management (primarily accounts receivable management and private pay services). Most of these business management services are sold pursuant to one-year customer agreements, with automatic one-year renewals until terminated. We also provide web site design, hosting services, and other managed IT and professional IT services if needed. Revenues from business management, consulting and managed IT services are recognized when these services are performed.
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
Our employees that perform system installations also provide support and maintenance services. We allocate their time equally between the two functions to provide them with an equal amount of time at home providing support services versus traveling away from home performing system installations. As such, salary-related expenses are allocated between cost of system sales and cost of support and maintenance services based upon an estimate of the percentage of time employees spend performing each function. We had 558 software installation and support employees as of December 31, 2013 compared to 652 as of December 31, 2012.
Additionally, as the employees in our Product Development Services division devote a portion of their time to the development of software enhancements governed by our support arrangements with our customers, we similarly allocate this division's salary-related expenses between cost of system sales and cost of support and maintenance services. The average headcount in this division increased from 174 during 2012 to 195 during 2013.
Supplies and forms represent an additional cost associated with our support and maintenance services. These costs are expensed as incurred.
Business Management, Consulting and Managed IT Services. The principal cost related to our statement processing services is postage. The principal costs related to our other business management, consulting and managed IT services are employee-related expenses, such as salaries and benefits, and telecommunication fees.

Results of Operations
The following table sets forth certain items included in our results of operations for each of the three years in the period ended December 31, 2013, expressed as a percentage of our total revenues for these periods (dollar amounts in thousands):

	Year ended December 31,
	2013		2012		2011
	Amount	% Revenues	Amount	% Revenues	Amount	% Revenues
INCOME DATA:
Sales revenues:
System sales	$79,792	39.7%	$72,553	39.6%	$70,644	40.7%
Support and maintenance (1)	71,506	35.6%	67,293	36.7%	64,153	37.0%
Business management, consulting and managed IT services (1)	49,565	24.7%	43,463	23.7%	38,679	22.3%
Total sales revenues	200,863	100.0%	183,309	100.0%	173,476	100.0%
Costs of sales:
System sales	47,840	23.8%	49,019	26.7%	47,603	27.4%
Support and maintenance (1)	28,640	14.3%	27,710	15.1%	25,844	14.9%
Business management, consulting and managed IT services (1)	30,646	15.3%	25,919	14.1%	20,618	11.9%
Total costs of sales	107,126	53.4%	102,648	55.9%	94,065	54.2%
Gross profit	93,737	46.6%	80,661	44.1%	79,411	45.8%
Operating expenses:
Sales and marketing	14,737	7.3%	14,290	7.8%	13,413	7.7%
General and administrative	28,756	14.3%	25,094	13.7%	24,703	14.2%
Total operating expenses	43,493	21.6%	39,384	21.5%	38,116	21.9%
Operating income	50,244	25.0%	41,277	22.6%	41,295	23.9%
Other income:
Interest income	466	0.2%	721	0.4%	667	0.4%
Total other income	466	0.2%	721	0.4%	667	0.4%
Income before taxes	50,710	25.2%	41,998	23.0%	41,962	24.3%
Provision for income taxes	17,967	8.9%	12,025	6.6%	16,129	9.3%
Net income	$32,743	16.3%	$29,973	16.4%	$25,833	15.0%
(1) Prior year amounts have been reclassified to reflect the current presentation. See Note 2 to the consolidated financial statements.
2013 Compared to 2012
Revenues. Total revenues increased 9.6%, or $17.6 million. This was largely attributable to an increase in system sales revenues, primarily caused by an increase in new system installations under Second Generation Meaningful Use Installment Plans combined with revenue recognized related to First Generation Meaningful Use Installment Plans of $3.9 million (net of approximately $0.6 million of additional unrecognized revenue accumulated during 2013 related to these arrangements) compared to accumulated unrecognized revenue of $7.1 million (net of approximately $5.5 million of revenue recognized) related to these arrangements during 2012. Additionally, we experienced an increase in support and maintenance revenues and business management, consulting and managed IT services revenues due to a larger customer base and increased applications within that customer base requiring support and maintenance services, as well as increased demand for and market acceptance of our business management, consulting and managed IT services.
System sales revenues increased by 10.0%, or $7.2 million. We completed financial and patient software system installations at 30 new hospital clients in 2013 (none of which was under a First Generation Meaningful Use Installment Plan and one of which was under a SaaS arrangement) compared to 34 in 2012 (10 of which were under First Generation Meaningful Use Installment Plans). Sales to existing customers accounted for 58.0% of our system sales revenues during 2013 compared to 64.1% during 2012. During 2012, the Company installed systems under First Generation Meaningful Use Installment Plans for which a substantial majority of the consideration is not received or revenue recognized until the customers successfully achieve

"meaningful use" designation and receive related stage one ARRA incentive payments. These arrangements resulted in revenue recognized (net of additional unrecognized revenue accumulated) of $3.9 million during 2013 and $7.1 million of accumulated unrecognized revenue during 2012. Excluding the net effect on revenue resulting from these arrangements, adjusted system sales (as hereinafter defined in the "Non-GAAP Financial Measures" section below) decreased $3.7 million, or 4.7%, due to the decrease in add-on sales to existing customers. Add-on sales in 2012 benefited from those customers purchasing necessary incremental applications in order to satisfy both stage one and stage two meaningful use criteria, whereas during 2013 the opportunities for add-on sales for stage one incremental applications had largely been exhausted.
Support and maintenance revenues increased by 6.3%, or $4.2 million. Support service fees increased by 8.5%, or $5.3 million, due to an increase in recurring revenues as a result of a larger customer base, an increase in support fees for add-on business sold to existing customers, and increases in support rates from contractually agreed upon Consumer Price Index rate increases. The increase in support service fees was partially offset by a 27.7%, or $0.8 million, decrease in SaaS, hosting and other fees as a result of the high volume during 2012 of conversions of previously installed SaaS arrangements to perpetual licenses at the customers' request.
Business management, consulting and managed IT services revenues increased by 14.0%, or $6.1 million. We experienced this increase in business management, consulting and managed IT services revenues primarily as a result of growth in customer demand for accounts receivable management (increasing 29.5%, or $3.4 million), consulting services (increasing 88.5%, or $2.0 million, due to an approximately 80% increase in related contract signings), cloud computing (a component of managed IT services, increasing 58.4%, or $0.5 million), and private pay services (increasing 3.3%, or $0.3 million) due to more effective marketing of these services.
Costs of Sales. Total costs of sales increased by 4.4%, or $4.5 million. As a percentage of revenues, costs of sales decreased from 55.9% to 53.4%.
Costs of system sales decreased 2.4%, or $1.2 million. The decrease in costs of system sales was primarily due to a $1.6 million decrease in travel expenses and a $1.2 million decrease in cost of equipment as a result of the decrease in new system installations. These cost decreases were partially offset by a $2.0 million increase in the cost of third-party software subscriptions as a result of our expanding customer base utilizing such third-party software services and new royalty payments for newly copyrighted and newly provided third-party content. The gross margin on system sales increased to 40.0% in 2013 from 32.4% in 2012. Excluding the net effect on revenue resulting from First Generation Meaningful Use Installment Plans (which were used by the Company in 2012) and the deferral of the related cost of equipment, the adjusted gross margin on system sales (as hereinafter defined in the "Non-GAAP Financial Measures" section below) decreased slightly to 37.5% in 2013 from 37.8% in 2012. The table below summarizes the major components of costs of system sales as a percentage of system sales revenues:

	Year Ended December 31,
	2013	2012
Payroll and related expenses	31.0%	34.5%
Travel expenses	14.1%	17.7%
Cost of equipment	7.3%	9.7%
Excluding the net effect on revenue and cost of equipment resulting from First Generation Meaningful Use Installment Plans, payroll and related expenses, travel expenses, and adjusted cost of equipment (as hereinafter defined in the "Non-GAAP Financial Measures" section below) would represent 32.6%, 14.9% and 7.7%, respectively, of adjusted system sales (as hereinafter defined in the "Non-GAAP Financial Measures" section below) for 2013 compared to 31.4%, 16.1% and 9.5%, respectively, for 2012. Please see the tables set forth below under the caption "Non-GAAP Financial Measures" for a reconciliation of each of these non-GAAP financial measures to the comparable financial measure determined in accordance with GAAP.
Costs of support and maintenance increased 3.4%, or $0.9 million, primarily due to an increase in payroll and related costs of 4.7%, or $1.2 million, due to increased personnel in our Product Development Services division. The gross margin on support and maintenance revenues increased slightly to 60.0% in 2013 from 58.8% in 2012.
Our costs associated with business management, consulting and managed IT services increased 18.2%, or $4.7 million, due primarily to an increase in payroll and related expenses. The gross margin on these services decreased to 38.2% in 2013 from 40.4% in 2012 due to the disproportionate increase in payroll and related expenses versus revenues. Payroll and related expenses increased 20.8%, or $3.4 million, as a result of adding more employees during the trailing twelve months in order to support and develop our growing customer base and increase capacity in advance of anticipated future increases in demand. We also experienced a $0.9 million increase in related travel costs, primarily due to the increased volume of clinical consulting engagements and increased sales generation efforts.
Sales and Marketing Expenses. Sales and marketing expenses increased 3.1%, or $0.4 million. This increase was primarily attributable to increased commissions resulting from an increase in system sales revenues and increased salary expense due to the promotion of two new vice presidents during the fourth quarter of 2012.
General and Administrative Expenses. General and administrative expenses increased 14.6%, or $3.7 million, with the largest contributing factor being a $1.4 million increase in bad debt expense due to the continued significant increase in our financing receivables balances and the write-off of substantial amounts related to a single customer experiencing considerable financial difficulty. Our group health insurance expense increased 11.9%, or $0.9 million, due to continuing increases in healthcare costs. Depreciation expense increased $0.4 million as a result of significant capital expenditures over the trailing twelve months, mostly related to the build-out of our new facility in Fairhope, Alabama. This new facility also resulted in a $0.3 million increase in utilities expense. Payroll and related expenses increased 6.5%, or $0.3 million, due to increased stock-based compensation costs resulting from additional grants of restricted stock to our executive officers and non-employee directors and increased costs related to our incentive bonus program for certain members of management as profitability growth improved from 2012 to 2013. Lastly, our expenses related to our customer user group increased $0.3 million as, in addition to our annual User Group Conference, we held our Financial, Clinical, and Physician Conferences in May 2013; the only such large event to take place during 2012 was the annual User Group Conference.
As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses increased slightly to 21.6% in 2013 compared to 21.5% in 2012.
As a result of the foregoing factors, income before taxes increased by 20.8%, or $8.7 million.
Income Taxes. Our effective income tax rate for the years ended December 31, 2013 and 2012 was 35.4% and 28.6%, respectively. The significant increase in our effective income tax rate was primarily due to $3.1 million in favorable provision-to-return adjustments recorded during 2012. These provision-to-return adjustments were primarily related to differences between the Domestic Production Activities Deduction ("DPAD") reported on the 2011 federal income tax return and amounts previously estimated, as well as the estimated additional net federal tax benefit to be realized by the Company upon amending federal income tax returns for all open years for revised DPAD amounts. This increase in our effective tax rate resulting from the significant provision-to-return adjustments recorded during 2012 was partially offset as our effective tax rate for 2013 included a tax benefit from federal research and development tax credits attributable to the entire 2012 and 2013 fiscal years. The federal research and development tax credit expired effective December 31, 2011 and was extended retroactively for amounts incurred between January 1, 2012 through December 31, 2013 when the American Taxpayer Relief Act of 2012 (the "ATRA") was signed into law in January 2013. As the ATRA was signed into law after December 31, 2012, the tax benefit from credits related to 2012 were recorded during 2013.
2012 Compared to 2011
Revenues. Total revenues increased by 5.7%, or $9.8 million. This was largely attributable to an increase in support and maintenance revenues and business management, consulting and managed IT services revenues due to a larger customer base and increased applications within that customer base requiring support and maintenance services, as well as increased demand and market acceptance of our managed IT services.
System sales revenues increased by 2.7%, or $1.9 million. We completed financial and patient software system installations at 34 new hospital clients in 2012 (10 of which were under First Generation Meaningful Use Installment Plans), compared to 17 new hospital clients in 2011 (none of which were under First Generation Meaningful Use Installment Plans). System sales to existing customers accounted for 64.1% of our revenues during 2012 compared to 75.4% in 2011. During 2012, the Company installed systems under First Generation Meaningful Use Installment Plans for which a substantial majority of the consideration will not be received or revenue recognized until the customers successfully achieve "meaningful use" designation and receive related stage one ARRA incentive payments, resulting in net unrecognized revenue of $7.1 million accumulated during 2012 to be recognized in future periods as the amounts become due and payable. The Company recognized $3.6 million of revenue during 2012 for previously installed SaaS arrangements that were converted to perpetual license arrangements.
Support and maintenance revenues increased by 4.9%, or $3.1 million. Support service fees increased by 8.1%, or $4.7 million, due to an increase in recurring revenues as a result of a larger customer base, an increase in support fees for add-on business sold to existing customers, and increases in support rates from contractually agreed upon Consumer Price Index rate increases. The increase in support service fees was partially offset by a 26.3%, or $1.0 million, decrease in SaaS, hosting and other fees as a result of the high volume during 2012 of conversions of previously installed SaaS arrangements to perpetual licenses at the customers' request.
Business management, consulting and managed IT services revenues increased by 12.4%, or $4.8 million. Consulting and managed IT services (exclusive of ASP and ISP fees) were new service offerings beginning in the third quarter of 2011, and resulted in revenues of $3.3 million in 2012 compared to $0.7 million in 2011. We also experienced increases in customer demand for accounts receivable management (increasing 9.2%, or $1.0 million) and private pay (increasing 6.8%, or $0.7 million) services due to more effective marketing of these services.
Costs of Sales. Total costs of sales increased by 9.1%, or $8.6 million. As a percentage of revenues, costs of sales increased slightly from 54.2% to 56.0%.
Costs of systems sales increased 3.0%, or $1.4 million. This increase is mostly attributable to increases in travel costs and payroll and related expenses. Travel costs increased 21.6%, or $2.3 million, as a result of the increased activity in new system installations. Payroll and related expenses increased 4.0%, or $1.0 million, due to moderate increases in the related headcount necessary to successfully accomplish the increased installation workload. These increases were partially offset by a 19.4%, or $1.7 million, decrease in cost of equipment due largely to a 27% decrease in equipment sales. During 2011, we experienced an unusually high number of equipment sales to existing customers and related cost of equipment due to the Company’s migration to a new operating platform, which required many customers to upgrade existing hardware to support the new platform. The gross margin on system sales remained relatively flat, decreasing slightly from 32.6% in 2011 to 32.4% in 2012. This is despite the prevalence of First Generation Meaningful Use Installment Plans in the Company’s 2012 new system implementations, which comprised nearly one third of all new system installations for 2012. Under these arrangements, the Company recognizes all non-equipment expenses as the installations occur but will not recognize the related revenue until the customers successfully achieve "meaningful use" designation and receive related ARRA incentive payments. Excluding the effects of the unrecognized revenue noted above and the deferral of the related cost of equipment, the adjusted gross margin on system sales (as hereinafter defined in the "Non-GAAP Financial Measures" section below) increased to 37.8% in 2012. The table below summarizes the major components of costs of system sales as a percentage of system sales revenues:

	Year Ended December 31,
	2012	2011
Payroll and related expenses	34.5%	34.1%
Travel expenses	17.7%	14.9%
Cost of equipment	9.7%	12.4%
If the Company had recognized the $7.1 million of unrecognized revenue accumulated during 2012 from First Generation Meaningful Use Installment Plans, payroll and related expenses, travel expenses, and adjusted cost of equipment (as hereinafter defined in the "Non-GAAP Financial Measures" section below) would represent 31.4%, 16.1%, and 9.5%, respectively, of adjusted system sales (as hereinafter defined in the Non-GAAP Financial Measures” section below) for 2012. Please see the tables set forth below under the caption "Non-GAAP Financial Measures" for a reconciliation of each of these non-GAAP financial measures to the comparable financial measure determined in accordance with GAAP.
Cost of support and maintenance increased 7.2%, or $1.9 million, due entirely to an increase in payroll and related costs of 8.7%, or $2.0 million, driven by an increase in headcount. The gross margin on support and maintenance decreased from 59.7% in 2011 to 58.8% in 2012, due mainly to the decrease in SaaS, hosting and other fees.
Our costs associated with business management, consulting and managed IT services increased 25.7%, or $5.3 million, due primarily to an increase in payroll and related costs. Payroll and related expenses increased 37.3%, or $4.4 million, as a result of the addition of personnel to provide consulting and managed IT services, which were new service offerings beginning in the third quarter of 2011. Similarly, temporary labor expenses increased 26.8%, or $0.2 million. The gross margin on business management, consulting and managed IT services decreased to 40.4% in 2012 from 46.7% in 2011 due to the disproportionate increase in payroll and related costs versus revenues as our consulting and managed IT services offerings have yet to achieve economies of scale on a level consistent with our business management services offerings.
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
Income Taxes. Our effective income tax rate for the years ended December 31, 2012 and 2011was 28.6% and 38.4%, respectively. The significant decrease in our effective income tax rate was primarily due to favorable provision-to-return adjustments related to differences between the DPAD reported on the 2011 federal income tax returns and amounts previously estimated, as well as the estimated additional net federal tax benefit to be realized by the Company upon amending federal income tax returns for all open years for revised DPAD amounts. The federal research and development tax credit expired effective December 31, 2011, but was retroactively extended for amounts incurred from January 1, 2012 through December 31, 2013, when the ATRA was signed into law in January 2013. As the ATRA was signed into law during the first quarter of 2013, no tax benefit from these potential credits was recorded for 2012. However, our effective tax rate for the first quarter of 2013 included a tax benefit from federal research and development tax credits attributable to the entire 2012 fiscal year and the first quarter of 2013.
Liquidity and Capital Resources
As of December 31, 2013, we had $11.7 million in cash and cash equivalents and $10.7 million in investments. Management believes that cash and investments plus cash generated from our normal operating activities should be adequate to fund our business through the remainder of 2014. Our principal source of liquidity has been cash provided by operating activities. Cash provided by operating activities has been used primarily to fund the growth of our business and return cash to our shareholders in the form of dividends. Because of our cash position, our Board of Directors decided to begin paying a quarterly dividend in 2003. We declared and paid dividends in the aggregate amount of $22.6 million in 2013, $31.4 million in 2012 (including a special, one-time dividend of approximately $11.1 million during December 2012 in anticipation of a significant increase in tax rates on dividends beginning in 2013), and $15.9 million in 2011. We believe that paying dividends is an effective way of providing an investment return to our stockholders and a beneficial use of our cash. However, the declaration of dividends by CPSI is subject to the discretion of our Board of Directors. Our Board of Directors will continue to take into account such matters as general business conditions, our financial results and such other factors as our Board of Directors may deem relevant.
Net cash provided by operating activities totaled $29.0 million, $32.2 million and $33.5 million for 2013, 2012 and 2011, respectively. The 9.8% decrease in net cash provided by operating activities in 2013 is despite a 9.2% increase in net income from 2012 to 2013, due primarily to significant increases in our financing receivables. We continued to experience increased levels of customers seeking financing arrangements for system installations during 2013 due to continued challenging economic conditions, unavailability of third-party credit, and the increasing preference by our new system installation customers to minimize the near-term impact that purchasing our system will have on their current cash resources. We expect this trend of increased levels of customers seeking financing arrangements for system installations to continue during the next twelve months, resulting in further increases in our financing receivables, although at lower levels than that experienced during 2013. The expected increase in financing receivables, although offset by periodic collections of previously outstanding amounts, could temporarily have a negative impact on our net cash provided by operating activities.
Net cash used in investing activities totaled $3.7 million in 2013, compared to $1.5 million of net cash provided by investing activities during 2012 and net cash used in investing activities of $14.0 million in 2011. We used cash for the purchase of property and equipment of $3.6 million, $4.4 million and $10.8 million in 2013, 2012 and 2011, respectively. Of the $10.8 million in capital expenditures in 2011, $9.5 million related to the purchase of our corporate headquarters which we had previously been leasing. We experienced a return to more historical levels of capital expenditures in 2012, with 2013 capital expenditures further normalizing with the completion of the build-out of our new facility in Fairhope, Alabama. Purchases of investments, net of cash inflows from liquidated positions, were $0.1 million in 2013 compared to net cash inflows from investments of $5.8 million in 2012. We liquidated $7.0 million of our investment portfolio in December 2012 to partially fund the aforementioned one-time, special dividend of $11.1 million. For 2014, we anticipate the need for approximately $3.5 million in capital expenditures.

Net cash used in financing activities totaled $22.5 million, $31.4 million and $15.8 million for 2013, 2012 and 2011, respectively. We declared and paid dividends in the aggregate amount of $22.6 million, $31.4 million (including the aforementioned one-time, special dividend of $11.1 million), and $15.9 million during 2013, 2012 and 2011, respectively.
Our days sales outstanding, which represents the average collection time for accounts receivable, for the years 2013, 2012 and 2011 were 38, 41, and 47 days, respectively.
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
Our future capital requirements will depend upon a number of factors, including the rate of growth of our sales, cash collections from our customers and future investments in fixed assets. We believe that our available cash and cash equivalents, investments and anticipated cash generated from operations will be sufficient to meet our operating requirements for at least the next 12 months.
Non-GAAP Financial Measures
We have included in the discussion under the captions "2013 Compared to 2012" and "2012 Compared to 2011" above financial measures that were not prepared in accordance with GAAP. Any analysis of non-GAAP financial measures should be made only in conjunction with results presented in accordance with GAAP. Below, we define each of these non-GAAP financial measures, provide a reconciliation of each non-GAAP financial measure to the most directly comparable financial measure calculated in accordance with GAAP, and discuss the reasons that we believe this information is useful to management and may be useful to investors.
We use the non-GAAP financial measures "adjusted gross margin on system sales," "adjusted cost of equipment," and "adjusted system sales." Management believes these non-GAAP financial measures provide our Board of Directors, investors, potential investors, securities analysts and others with useful information to evaluate our performance because they exclude the impact of unrecognized revenue, recognized revenue and related deferral of cost of equipment resulting from our use of First Generation Meaningful Use Installment Plans. First Generation Meaningful Use Installment Plans were new to the Company in 2012, resulting in the Company not having sufficient experience with comparable arrangements to establish evidence of a standard business practice of historically collecting under the original payment terms of such contracts without making concessions. As a result, the provisions of the Software topic and Revenue Recognition subtopic of the FASB Accounting Standards Codification result in a conclusion that the fee is not fixed or determinable and, as a result, the revenue is to be recognized as the amounts become due. Because the timing of our recognition of revenue under First Generation Meaningful Use Installment Plans is not related to any remaining obligation on the part of the Company, the Company and our Board of Directors use these non-GAAP financial measures to evaluate our performance relative to other periods. We believe that the most directly comparable GAAP measures to adjusted gross margin on system sales, adjusted cost of equipment, and adjusted system sales are gross margin on system sales, cost of equipment, and system sales, respectively. Set forth below are reconciliations of adjusted gross margin on system sales, adjusted cost of equipment, and adjusted system sales to the comparable financial measures calculated in accordance with GAAP (dollar amounts in thousands):

Adjusted Gross Margin on System Sales

	Year ended December 31,
	2013	2012	2011
Gross margin on system sales	$31,953	$23,534	$23,041
Add: Unrecognized revenue accumulated related to First Generation Meaningful Use Installment Plans	597	12,581	—
Less: Revenue recognized related to First Generation Meaningful Use Installment Plans	(4,488)	(5,524)	—
Less: Deferred cost of equipment related to First Generation Meaningful Use Installment Plans	—	(983)	—
Add: Amortization of deferred cost of equipment related to First Generation Meaningful Use Installment Plans	416	462	—
Adjusted gross margin on system sales	$28,478	$30,070	$23,041
Adjusted Cost of Equipment

	Year ended December 31,
	2013	2012	2011
Cost of equipment	$5,836	$7,055	$8,763
Add: Deferred cost of equipment related to First Generation Meaningful Use Installment Plans	—	983	—
Less: Amortization of deferred cost of equipment related to First Generation Meaningful Use Installment Plans	(416)	(462)	—
Adjusted cost of equipment	$5,420	$7,576	$8,763
Adjusted System Sales

	Year ended December 31,
	2013	2012	2011
System sales	$79,792	$72,553	$70,644
Add: Unrecognized revenue accumulated related to First Generation Meaningful Use Installment Plans	597	12,581	—
Less: Revenue recognized related to First Generation Meaningful Use Installment Plans	(4,488)	(5,524)	—
Adjusted system sales	$75,901	$79,610	$70,644
Related Party Transactions
On December 13, 2011, we purchased our corporate campus headquarters, including 16.5 acres of land on which the headquarters is located, in Mobile, Alabama from a related party, C.P. Investments, Inc., an Alabama corporation, for $9.5 million. The stockholders of C.P. Investments, Inc. include, among others, Michael K. Muscat, Jr., who is one of our executive officers, and his siblings, Ellen M. Harvey and Susan M. Slaton. Prior to the purchase, we leased the facilities from C.P. Investments, Inc. In 2011, we made total lease payments in the amount of $1,900,810 to C.P. Investments, Inc. These lease agreements were all canceled simultaneously with the purchase. The purchase price for the corporate campus headquarters and 16.5 acres of land was determined following receipt of three separate independent third-party appraisals of the property.

Contractual Obligations
Our real estate leases are the only material contractual obligations requiring payments in the future. Our payments under these leases subsequent to December 31, 2013, are set forth below:

	Payment due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$4,212,473	$772,079	$881,670	$757,278	$1,801,446
The table above excludes any amounts related to the $1,317,977 of unrecognized tax benefit as the Company cannot make a reasonably reliable estimate of the periods of cash settlements with the respective taxing authorities. See Note 7 to the financial statements for additional information.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of December 31, 2013 or December 31, 2012.
Critical Accounting Policies
General. Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. We are required to make some estimates and judgments that affect the preparation of these financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, but actual results may differ from these estimates under different assumptions or conditions.
Revenue Recognition. We generate revenue from the following sources:

•	The sale of information systems, which includes perpetual software licenses, conversion, installation and training services, hardware and peripherals;

•
The provision of system support services, which includes software application support, hardware maintenance, continuing education, Software as a Service (or "SaaS") products, and forms and supplies; and

•
The provision of business management services, which includes electronic billing, statement processing, payroll processing, accounts receivable management, contract management and insurance services, as well as Internet service provider ("ISP") services and consulting and managed IT services (collectively, "other professional IT services").

We recognize revenue in accordance with the accounting principles required by the Software topic and Revenue Recognition subtopic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification") and those prescribed by the Securities and Exchange Commission, as well as the accounting principles relevant to multiple-element arrangements in the Revenue Recognition topic and Multiple-Element Arrangements subtopic of the Codification. These standards require that four basic criteria must be met before revenues can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. The recognition of revenue pursuant to these criteria involves estimates and judgments regarding:

1)
The allocation of total arrangement consideration to the various elements of our multiple-element arrangements, including, for certain elements, estimates and judgments regarding vendor-specific objective evidence ("VSOE") of fair value, which we base on either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately. VSOE calculations are updated and reviewed regularly depending on the nature of the product or service. We base VSOE for the related undelivered elements on either renewals or stand-alone sales as appropriate.

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
Allowance for Doubtful Accounts. Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The collectability of trade receivable balances is regularly evaluated based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns, resulting in the establishment of general reserves. Additionally, if it is determined that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material event impacting its business, a specific reserve for bad debt is recorded to reduce the related receivable to the amount expected to be recovered.
Although we believe that our approach to estimates and judgments regarding our allowance for doubtful accounts is reasonable, actual results could differ and we may be exposed to increases or decreases in required reserves that could be material.
Allowance for Credit Losses. The Company has sold information and patient care systems to certain healthcare providers under short-term payment plans and sales-type leases. The Company establishes an allowance for credit losses for these financing receivables based on the historical level of customer defaults under such financing arrangements. Additionally, if it is determined that a customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing or other material event impacting its business, a specific reserve is recorded to reduce the related receivable to the amount expected to be recovered. Reference is made to Note 10 to the financial statements for further information about our financing receivables.
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
Quantitative and Qualitative Disclosures about Market and Interest Rate Risk
Our exposure to market risk relates primarily to the potential change in the value of our investment portfolio as a result of fluctuations in interest rates. The primary purpose of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk of loss. As of December 31, 2013, our investment portfolio consisted of a variety of financial instruments, primarily including, but not limited to, money market securities and high quality government and corporate obligations. It is our intent to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We do not hold financial instruments for trading or other speculative purposes. The securities in our investment portfolio are classified as available-for-sale and, consequently, are recorded on our balance sheet at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in stockholders’ equity.
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
The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of December 31, 2013 and 2012.

	Aggregate Fair Value		Weighted Average Interest Rate
	2013	2012	2013	2012
Cash and Cash Equivalents:
Cash and cash equivalents	$11,729,185	$8,912,457	—%	—%
Short-Term Investments:(1)
Accrued income	$45,607	$57,507	—%	—%
Money market funds	3,357,314	391,913	0.02%	0.14%
Obligations of the U.S. Treasury, U.S government corporations and agencies	1,444,257	1,448,433	2.39%	0.45%
Corporate debt securities	2,799,905	2,579,992	2.84%	3.83%
Total short-term investments	$7,647,083	$4,477,845
Long-Term Investments:(2)
Obligations of the U.S. Treasury, U.S government corporations and agencies	$1,304,593	$933,346	1.19%	1.10%
Mortgage backed securities	81,112	95,604	1.63%	1.75%
Corporate debt securities	1,669,838	5,167,814	2.09%	2.68%
Total long-term investments	$3,055,543	$6,196,764

(1)	Reflects instruments with a contractual maturity of less than one year.

(2)	Reflects instruments with a contractual maturity of one year or more.
As of December 31, 2013, the Company had no borrowings and, therefore, is not subject to interest rate risks related to debt instruments.
Recent Accounting Pronouncements
Reference is made to Note 2 to the financial statements for a discussion of accounting pronouncements that have been recently issued which we have not yet adopted.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this Item is contained in Item 7 herein under the heading "Quantitative and Qualitative Disclosures about Market and Interest Rate Risk."

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Computer Programs and Systems, Inc.’s ("CPSI") internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. CPSI’s internal control over financial reporting includes those policies and procedures that:
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
Management assessed the effectiveness of CPSI’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).
Based on our assessment and those criteria, management believes that CPSI maintained effective internal control over financial reporting as of December 31, 2013.
The independent registered public accounting firm, Grant Thornton LLP, has audited the financial statements as of and for the year ended December 31, 2013, and has also issued its report on the effectiveness of the Company’s internal control over financial reporting included in this report on page 51.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Computer Programs and Systems, Inc.:
We have audited the accompanying consolidated balance sheets of Computer Programs and Systems, Inc. (a Delaware corporation) and its subsidiary (collectively, the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Computer Programs and Systems, Inc. and its subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2014 expressed an unqualified opinion on the internal control over financial reporting.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
March 12, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Computer Programs and Systems, Inc.:
We have audited the internal control over financial reporting of Computer Programs and Systems, Inc. (a Delaware corporation) and its subsidiary (collectively, the "Company") as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated March 12, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
March 12, 2014

COMPUTER PROGRAMS AND SYSTEMS, INC.
Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$11,729,185	$8,912,457
Investments	10,702,626	10,674,609
Accounts receivable, net of allowance for doubtful accounts of $1,125,000 and $1,124,000, respectively	20,076,592	19,704,767
Financing receivables, current portion, net	25,387,637	4,618,131
Inventories	1,588,673	1,682,008
Deferred tax assets	2,366,369	2,463,567
Prepaid income taxes	—	1,064,515
Prepaid expenses and other	901,228	1,081,421
Total current assets	72,752,310	50,201,475
Property and equipment, net	19,231,372	19,029,974
Financing receivables, net of current portion	550,956	7,862,833
Total assets	$92,534,638	$77,094,282
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,213,714	$2,980,174
Deferred revenue	9,581,357	7,452,612
Accrued vacation	3,694,600	3,506,106
Income taxes payable	797,101	—
Other accrued liabilities	4,164,242	3,777,068
Total current liabilities	21,451,014	17,715,960
Deferred tax liabilities	2,001,077	2,176,130
Stockholders’ equity:
Common stock, $0.001 par value; 30,000,000 shares authorized; 11,159,142 and 11,077,672 shares issued and outstanding	11,159	11,078
Additional paid-in capital	34,643,900	32,848,101
Accumulated other comprehensive income	11,368	27,693
Retained earnings	34,416,120	24,315,320
Total stockholders’ equity	69,082,547	57,202,192
Total liabilities and stockholders’ equity	$92,534,638	$77,094,282
The accompanying notes are an integral part of these financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
Consolidated Statements of Income

	Year ended December 31,
	2013	2012	2011
Sales revenues:
System sales	$79,792,563	$72,553,036	$70,643,877
Support and maintenance	71,505,736	67,293,101	64,152,937
Business management, consulting and managed IT services	49,565,033	43,463,266	38,679,530
Total sales revenues	200,863,332	183,309,403	173,476,344
Costs of sales:
System sales	47,839,794	49,018,946	47,602,817
Support and maintenance	28,639,891	27,710,252	25,844,109
Business management, consulting and managed IT services	30,646,789	25,919,236	20,618,213
Total costs of sales	107,126,474	102,648,434	94,065,139
Gross profit	93,736,858	80,660,969	79,411,205
Operating expenses:
Sales and marketing	14,737,440	14,290,061	13,413,587
General and administrative	28,755,477	25,093,527	24,702,679
Total operating expenses	43,492,917	39,383,588	38,116,266
Operating income	50,243,941	41,277,381	41,294,939
Other income:
Interest income	466,678	720,573	667,564
Total other income	466,678	720,573	667,564
Income before taxes	50,710,619	41,997,954	41,962,503
Provision for income taxes	17,967,381	12,024,482	16,129,113
Net income	$32,743,238	$29,973,472	$25,833,390
Net income per share - basic	$2.95	$2.71	$2.34
Net income per share - diluted	$2.95	$2.71	$2.34
Weighted average shares outstanding
Basic	11,100,825	11,066,456	11,033,804
Diluted	11,100,825	11,066,456	11,033,804
The accompanying notes are an integral part of these financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2013	2012	2011
Net income	$32,743,238	$29,973,472	$25,833,390
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on investments available for sale, net of tax	(16,325)	20,313	(51,523)
Total other comprehensive (loss) income, net of tax	(16,325)	20,313	(51,523)
Comprehensive income	$32,726,913	$29,993,785	$25,781,867
The accompanying notes are an integral part of these financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
Consolidated Statements of Stockholders’ Equity

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income(Loss)	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2010	10,962,874	$10,963	$30,549,149	$58,903	$15,845,008	$46,464,023
Net income	—	—	—	—	25,833,390	25,833,390
Unrealized loss on investments held for sale, net of tax	—	—	—	(51,523)	—	(51,523)
Issuance of restricted stock	100,346	100	(100)	—	—	—
Stock-based compensation	—	—	928,224	—	—	928,224
Dividends	—	—	—	—	(15,894,912)	(15,894,912)
Income tax benefit from restricted stock dividends	—	—	42,266	—	—	42,266
Income tax benefit from restricted stock	—	—	62,569	—	—	62,569
Balance at December 31, 2011	11,063,220	11,063	31,582,108	7,380	25,783,486	57,384,037
Net income	—	—	—	—	29,973,472	29,973,472
Unrealized gain on investments held for sale,net of tax	—	—	—	20,313	—	20,313
Issuance of restricted stock	14,452	15	(15)	—	—	—
Stock-based compensation	—	—	1,264,779	—	—	1,264,779
Dividends	—	—	—	—	(31,441,638)	(31,441,638)
Income tax benefit from restricted stock dividends	—	—	98,163	—	—	98,163
Deficient tax benefit from restricted stock	—	—	(96,934)	—	—	(96,934)
Balance at December 31, 2012	11,077,672	11,078	32,848,101	27,693	24,315,320	57,202,192
Net income	—	—	—	—	32,743,238	32,743,238
Unrealized loss on investments held for sale,net of tax	—	—	—	(16,325)	—	(16,325)
Issuance of restricted stock	81,470	81	(81)	—	—	—
Stock-based compensation	—	—	1,699,128	—	—	1,699,128
Dividends	—	—	—	—	(22,642,438)	(22,642,438)
Income tax benefit from restricted stock dividends	—	—	74,939	—	—	74,939
Income tax benefit from restricted stock	—	—	21,813	—	—	21,813
Balance at December 31, 2013	11,159,142	$11,159	$34,643,900	$11,368	$34,416,120	$69,082,547
The accompanying notes are an integral part of these financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
Statements of Cash Flows

	Year ended December 31,
	2013	2012	2011
Operating Activities
Net income	$32,743,238	$29,973,472	$25,833,390
Adjustments to net income:
Provision for bad debt	1,911,480	515,138	1,436,549
Deferred taxes	(67,848)	654,093	(452,891)
Stock based compensation	1,699,128	1,264,779	928,224
(Excess) deficient tax benefit from restricted stock	(21,813)	96,934	(62,569)
Income tax benefit from restricted stock dividends	(74,939)	(98,163)	(42,266)
Depreciation	3,429,053	3,164,184	2,500,324
Changes in operating assets and liabilities:
Accounts receivable	(974,145)	1,516,349	3,014,205
Financing receivables	(14,766,789)	(4,858,589)	(790,376)
Inventories	93,335	(255,037)	(445,974)
Prepaid expenses and other	180,193	(583,249)	64,038
Accounts payable	233,540	511,017	(148,220)
Deferred revenue	2,128,745	1,862,820	1,120,285
Other liabilities	575,668	(597,169)	1,179,498
Prepaid income taxes/income taxes payable	1,958,368	(959,882)	(594,042)
Net cash provided by operating activities	29,047,214	32,206,697	33,540,175
Investing Activities
Purchases of property and equipment	(3,630,451)	(4,362,961)	(10,846,717)
Purchases of investments	(2,733,109)	(1,155,352)	(3,178,738)
Sale of investments	2,678,760	7,000,000	—
Net cash (used in) provided by investing activities	(3,684,800)	1,481,687	(14,025,455)
Financing Activities
Dividends paid	(22,642,438)	(31,441,638)	(15,894,912)
Excess (deficient) tax benefit from restricted stock	21,813	(96,934)	62,569
Income tax benefit from restricted stock dividends	74,939	98,163	42,266
Net cash used in financing activities	(22,545,686)	(31,440,409)	(15,790,077)
Increase in cash and cash equivalents	2,816,728	2,247,975	3,724,643
Cash and cash equivalents at beginning of year	8,912,457	6,664,482	2,939,839
Cash and cash equivalents at end of year	$11,729,185	$8,912,457	$6,664,482
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$16,236,693	$12,330,270	$17,146,023
Reclassification of inventory to property and equipment	$—	$411,966	$389,780
Write-off of fully depreciated assets	$2,360,563	$8,687,631	$—
The accompanying notes are an integral part of these financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013
1.     NATURE OF OPERATIONS
Computer Programs and Systems, Inc. ("CPSI" or the "Company") is a healthcare information technology solutions provider which was formed and commenced operations in 1979. The Company provides, on an integrated basis, enterprise-wide clinical management, access management, patient financial management, health information management, strategic decision support, resource planning management and enterprise application integration solutions to healthcare organizations throughout the United States. Additionally, CPSI provides other information technology solutions, including business management services, remote hosting, networking technologies and other related services. The Company operates in a single segment reporting to the chief executive officer, based on the criteria of the Segment Reporting topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification").
In January 2013, the Company announced the formation of TruBridge, LLC ("TruBridge"), a wholly-owned subsidiary of CPSI. TruBridge provides business management, consulting and managed information technology ("IT") services specifically targeted at rural and community healthcare organizations.
2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements of CPSI include the accounts of TruBridge, a wholly owned subsidiary of CPSI. All significant intercompany balances and transactions have been eliminated.
Reclassifications
With the formation of TruBridge in January 2013 as a wholly-owned subsidiary of the Company focusing exclusively on providing business management, consulting and managed IT services to rural and community healthcare organizations, the Company's presentation of certain revenues and related costs of sales within its Consolidated Statements of Income was changed as follows:

•
The Company's consulting and managed IT services revenues and related costs of sales are now included under the caption "Business management, consulting and managed IT services" within the accompanying Consolidated Statements of Income. These amounts were formerly included as a component of "Support and maintenance" within the Statements of Income.

•
The former captioned item "Business management services" within the Statements of Income has been changed to "Business management, consulting and managed IT services" to reflect the additional revenue streams included under the recaptioned item as a result of the aforementioned reclassifications.

These reclassifications had no effect on previously reported total sales revenues, total costs of sales, gross profit, operating income, income before taxes or net income.
Amounts presented for the years ended December 31, 2012 and 2011 have been reclassified to conform to the current presentation. The following table provides the amounts reclassified for the years ended December 31, 2012 and 2011:

	2012	2011
Sales revenues:
Support and maintenance	$(5,733,390)	$(3,404,449)
Business management, consulting and managed IT services	$5,733,390	$3,404,449
Costs of sales:
Support and maintenance	$(3,409,466)	$(1,394,670)
Business management, consulting and managed IT services	$3,409,466	$1,394,670
Additionally, effective September 30, 2013, the Company changed its presentation of liabilities arising from unrecognized tax benefits related to uncertain tax positions. These amounts, formerly included as a component of "Other accrued liabilities" within the Consolidated Balance Sheets, are now included as a component of "Income taxes payable" or

"Prepaid income taxes" (as determined by the status of the Company's overall federal and state income tax position at the respective balance sheet dates) within the Consolidated Balance Sheets. The purpose of this change was to present the entirety of the Company's overall federal and state income tax position under a single caption within the Consolidated Balance Sheets. Amounts presented in the accompanying Consolidated Balance Sheet at December 31, 2012 have been reclassified to conform to the current presentation. The following table provides the amounts reclassified as of December 31, 2012:

December 31, 2012
Assets:
Prepaid income taxes	$(744,705)
Liabilities and Stockholders' Equity
Other accrued liabilities	$(744,705)
Cash and Cash Equivalents
Cash and cash equivalents can include time deposits and certificates of deposit with original maturities of three months or less that are highly liquid and readily convertible to a known amount of cash. These assets are stated at cost, which approximates market value, due to their short duration or liquid nature.
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
Income Taxes
We account for income taxes in accordance with FASB Codification topic – Income Taxes. Under this topic, deferred income taxes are determined utilizing the asset and liability approach. This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of assets and liabilities. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We recognize interest and penalties accrued related to unrecognized tax benefits in the consolidated statements of income under general and administrative expenses.
We also make a provision for uncertain income tax positions in accordance with the Income Taxes Codification topic. These provisions require that a tax position taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement. The topic also requires that changes in judgment that result in subsequent recognition, derecognition, or change in a measurement date of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the interim period in which the change occurs.
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
Financing Receivables
Financing receivables are comprised of short-term payment plans and sales-type leases. Short-term payment plans are stated at the amount the Company expects to collect and do not bear interest. Sales-type leases are initially recorded at the present value of the related minimum lease payments, computed at the interest rate implicit in the lease, and are presented net of unearned income. Unearned income is amortized over the lease term to produce a constant periodic rate of return on the net investment in the lease (the interest method).

An allowance for credit losses has been established for our financing receivables based on the historical level of customer defaults under such arrangements. In the case of a bankruptcy filing or other similar event indicating the collectability of specific customer accounts is no longer probable, a specific reserve is recorded to reduce the related receivable to the amount expected to be recovered. Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms, with amounts reclassified to accounts receivable when they become due. As a result, we evaluate the credit quality of our financing receivables on an ongoing basis utilizing an aging of receivables and write-offs, customer collection experience, the customer’s financial condition and known risk characteristics impacting the respective customer base, as well as existing economic conditions, to determine if any further allowance is necessary. Amounts are specifically charged off once all available means of collection have been exhausted.
Inventories
Inventories are stated at lower of cost or market using the average cost method. The Company’s inventories are comprised of computer equipment, forms and supplies. For cash flow presentation, inventory used by the Company and capitalized as property and equipment is shown as a change in inventory.
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
Depreciation expense is computed using the straight-line method over the asset’s useful life, which is generally 5 years for computer equipment, furniture, and fixtures and 30 years for buildings. Leasehold improvements are depreciated over the shorter of the asset’s useful life or the remaining lease term. The Company reviews for the possible impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Depreciation expense is reported in the consolidated statements of income as a component of support and maintenance costs and operating expenses.
Deferred Revenue
Deferred revenue represents amounts received from customers under licensing agreements and implementation fees for which the revenue recognition process has not been completed.
Revenue Recognition
The Company recognizes revenue in accordance with accounting principles generally accepted in the United States of America ("GAAP"), principally those required by the Software topic and Revenue Recognition subtopic of the Codification and those prescribed by the Securities and Exchange Commission (the "SEC").
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

System Sales, Software Application Support, and Hardware Maintenance
The Company enters into contractual obligations to sell hardware, perpetual software licenses, conversion, installation and training services, and software application support and hardware maintenance services. On average, the Company is able to complete a system installation in three to four weeks. The methods employed by the Company to recognize revenue, which are discussed by element below, achieve results materially consistent with the provisions of Accounting Standards Update ("ASU") 2009-13, Multiple-Deliverable Revenue Arrangements, due to the relatively short period during which there are multiple undelivered elements, the relatively small amount of non-software related elements in the system sale arrangements, and the limited number of contracts in-process at the end of each reporting period. The Company recognizes revenue on the elements noted above as follows:

•	Hardware – We recognize revenue for hardware upon shipment. The selling price of hardware is based on management’s best estimate of selling price, which consists of cost plus a targeted margin.

•
Software application support and hardware maintenance services – We have established vendor-specific objective evidence ("VSOE") of the fair value of our software application support and hardware maintenance services by reference to the price our customers are required to pay for the services when sold separately via renewals. Support and maintenance revenue is recognized on a straight-line basis over the term of the maintenance contract, which is generally three to five years.

•
Perpetual software licenses and conversion, installation and training services – The selling price of perpetual software licenses and conversion, installation and training services is based on management’s best estimate of selling price. In determining management’s best estimate of selling price, we consider the following: (1) competitor pricing, (2) supply and demand of installation staff, (3) overall economic conditions, and (4) our pricing practices as they relate to discounts. With the exception of certain arrangements with extended payment terms that were entered into in 2012 and that are not comparable to our historical and current arrangements (see Note 10), the method of recognizing revenue for the perpetual license of the associated modules included in the arrangement, and the related conversion, installation and training services over the term the services are performed, is on a module by module basis as the respective conversion, installation and training for each specific module is completed, as this is representative of the pattern of provision of these services.

SaaS, ISP, and Other Professional IT Services
The Company accounts for SaaS services in accordance with the requirements of the Hosting Arrangement section under the Software topic and Revenue Recognition subtopic of the Codification. The Codification states that the software elements of SaaS services should not be accounted for as a hosting arrangement "if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software." Each SaaS contract entered into by the Company includes a system purchase and buyout clause, and this clause specifies the total amount of the system buyout. In addition, a clause is included in the contract which states that should the system be bought out by the customer, the customer would be required to enter into a general support agreement (for post-contract support services) for the remainder of the original SaaS term. Accordingly, the Company has concluded that SaaS customers do not have the right to take possession of the system without significant penalty (i.e., the purchase price of the system), resulting in the determination that these contracts are service contracts for which revenue is recognized when the services are performed.
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
Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs totaled approximately $2,761,000, $2,757,000 and $2,452,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Research and development costs are included in cost of support and maintenance in the accompanying consolidated statements of income.
Advertising
Advertising costs are expensed as incurred. Advertising expense was approximately $97,000, $132,000 and $283,000 for the years ended December 31, 2013, 2012 and 2011, respectively, and is recorded in sales and marketing expenses in the accompanying consolidated statements of income.
Shipping and Handling Costs
Shipping and handling costs are expensed as incurred and included in general and administrative expenses. Shipping and handling costs totaled approximately $482,000, $617,000 and $720,000 for the years ended December 31, 2013, 2012 and 2011, respectively.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported revenues and expenses during the reporting periods. Actual results could differ from those estimates.
New Accounting Standards Adopted in 2013
There were no new standards required to be adopted during the year ended December 31, 2013 that had or will have a material impact on our financial statements.
New Accounting Standards Yet to be Adopted
There are no new standards required to be adopted in future periods that will have a material impact on our financial statements.
3.     INVESTMENTS
Investments were comprised of the following at December 31, 2013:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments (money market funds and accrued income)	$3,402,921	$—	$—	$3,402,921
Obligations of U.S. Treasury, U.S. government corporations and agencies	2,748,721	250	(121)	2,748,850
Mortgaged-backed securities	78,540	2,572	—	81,112
Corporate debt securities	4,454,107	17,038	(1,402)	4,469,743
	$10,684,289	$19,860	$(1,523)	$10,702,626

Shown below are the amortized cost and estimated fair value of securities with fixed maturities at December 31, 2013, by contract maturity date. Actual maturities may differ from contractual maturities because issuers of certain securities retain early call or prepayment rights.

	Amortized Cost	Fair Value
Due in 2014	$7,639,903	$7,647,082
Due in 2015	2,815,913	2,825,521
Due in 2016	149,933	148,911
Due in 2017	—	—
Due thereafter	78,540	81,112
	$10,684,289	$10,702,626
Investments were comprised of the following at December 31, 2012:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments (money market funds and accrued income)	$449,420	$—	$—	$449,420
Obligations of U.S. Treasury, U.S. government corporations and agencies	2,381,313	1,031	(565)	2,381,779
Mortgaged-backed securities	93,458	2,146	—	95,604
Corporate debt securities	7,705,914	53,236	(11,344)	7,747,806
	$10,630,105	$56,413	$(11,909)	$10,674,609
The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at December 31, 2013 and December 31, 2012, respectively:

	At December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Treasury, U.S. government corporations and agencies	$1,321,511	$(121)	$—	$—	$1,321,511	$(121)
Corporate debt securities	148,911	(1,022)	161,270	(380)	310,181	(1,402)
	$1,470,422	$(1,143)	$161,270	$(380)	$1,631,692	$(1,523)

	At December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Treasury, U.S. government corporations and agencies	$1,649,980	$(565)	$—	$—	$1,649,980	$(565)
Corporate debt securities	243,612	(9,800)	668,748	(1,544)	912,360	(11,344)
	$1,893,592	$(10,365)	$668,748	$(1,544)	$2,562,340	$(11,909)
Our investment portfolio, including those securities in unrealized loss positions at December 31, 2013, is comprised almost entirely of investment-grade corporate and government debt securities. The Company does not intend to sell the investments that are in an unrealized loss position, and it is not likely that the Company will be required to sell any investments before recovery of their amortized cost basis. As a result, the Company has determined that the unrealized losses are deemed to be temporary impairments as of December 31, 2013. The Company believes that the unrealized losses generally are caused by liquidity discounts and increases in risk premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets.
4.     PROPERTY AND EQUIPMENT
Property and equipment are comprised of the following at December 31, 2013 and 2012:

	2013	2012
Land	$2,848,276	$2,848,276
Buildings and improvements	9,309,951	9,067,504
Maintenance equipment	1,607,256	2,588,452
Computer equipment	5,524,304	5,795,707
Leasehold improvements	4,543,559	3,067,756
Office furniture and fixtures	3,597,842	2,845,548
Automobiles	316,398	314,905
	27,747,586	26,528,148
Less: accumulated depreciation	(8,516,214)	(7,498,174)
Property and equipment, net	$19,231,372	$19,029,974
5.     OTHER ACCRUED LIABILITIES
Other accrued liabilities are comprised of the following at December 31, 2013 and 2012:

	2013	2012
Salaries and benefits	$2,379,202	$2,155,435
Commissions	718,524	716,087
Self-insurance reserves	706,600	633,700
Other	359,916	271,846
	$4,164,242	$3,777,068
6.     NET INCOME PER SHARE
The Company presents both basic and diluted earnings per share ("EPS") amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. There were no dilutive common equivalent shares outstanding for the years ended December 31, 2013, 2012 or 2011.
7.     INCOME TAXES
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
We applied these provisions to all tax positions for which the statute of limitations remained open. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	2013	2012
Beginning balance	$744,705	$731,346
Additions based on tax positions related to the current year	62,800	—
Additions for tax positions of prior years	580,099	13,359
Reductions for tax positions of prior years	(69,627)	—
Ending balance	$1,317,977	$744,705

The total amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $1,317,977.
The Company classifies interest and penalties arising from the underpayment of income taxes in the consolidated statements of income under provision for income taxes. As of December 31, 2013, we had recorded $168,288 of accrued interest related to uncertain tax positions. The federal returns for the tax years 2004 through 2009 are currently under examination by the Internal Revenue Service, primarily in relation to research credits and Domestic Production Activities Deduction ("DPAD") amounts claimed on those returns, as amended, by the Company. The federal returns for tax years 2010 through 2012 remain open to examination, and the tax years 2006 through 2012 remain open to examination by certain other taxing jurisdictions to which the Company is subject.
It is reasonably possible that the amount of unrecognized tax benefits, inclusive of related interest, will change in the next twelve months. At December 31, 2013, there is no estimated increase or decrease in the amount of unrecognized tax benefits.
Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Deferred tax assets and liabilities are comprised of the following at December 31, 2013 and 2012:

	2013	2012
Deferred tax assets:
Accounts receivable and financing receivables	$971,132	$696,672
Accrued vacation	1,191,286	1,367,381
Stock-based compensation	491,921	351,850
Accrued liabilities and other	203,952	432,707
Total deferred tax assets	$2,858,291	$2,848,610
Deferred tax liabilities:
Other comprehensive income	$6,967	$16,974
Depreciation	2,486,032	2,544,199
Total deferred tax liabilities	$2,492,999	$2,561,173
Significant components of the income tax provision for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Current provision:
Federal	$15,437,727	$9,997,468	$13,602,045
State	2,597,502	1,372,921	2,979,959
Deferred provision:
Federal	(60,890)	587,008	(406,441)
State	(6,958)	67,085	(46,450)
Total income tax provision	$17,967,381	$12,024,482	$16,129,113

The difference between income taxes at the U.S. federal statutory income tax rate of 35% and those reported in the consolidated statements of income for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Income taxes at U. S. federal statutory rate	$17,748,717	$14,699,284	$14,686,876
Provision-to-return adjustments	(217,206)	(3,085,812)	148,134
State income tax, net of federal tax effect	1,824,908	1,558,169	1,890,523
Domestic production activities deduction	(1,423,425)	(1,236,701)	(424,709)
Tax credits	(502,400)	—	(283,739)
Uncertain tax positions	573,272	13,359	33,622
Other	(36,485)	76,183	78,406
Total income tax provision	$17,967,381	$12,024,482	$16,129,113
Our effective tax rates for the years ended December 31, 2013, 2012 and 2011 were 35.43%, 28.63% and 38.44%, respectively. The significantly reduced effective tax rate for the year ended December 31, 2012 (when compared to both the immediately preceding and succeeding years) is mostly due to provision-to-return adjustments recorded during 2012, primarily related to differences between the DPAD amount reported on the 2011 federal income tax return and amounts previously estimated, as well as the expected additional net federal tax benefit to be realized by the Company upon amending federal income tax returns for all open years for revised DPAD amounts.
8.     STOCK-BASED COMPENSATION AND EMPLOYEE INCENTIVE PROGRAMS
Stock-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee’s or non-employee director’s requisite service period.
The following table shows total stock-based compensation expense for the years ended December 31, 2013, 2012 and 2011, included in the consolidated statements of income:

	2013	2012	2011
Costs of sales	$601,377	$459,996	$348,274
Operating expenses	1,097,751	804,783	579,950
Pre-tax stock-based compensation expense	1,699,128	1,264,779	928,224
Less: income tax effect	(662,660)	(493,264)	(362,007)
Net stock-based compensation expense	1,036,468	771,515	566,217
Basic and diluted per share impact	$0.09	$0.07	$0.05
Cash flows resulting from excess or deficient tax benefits are required to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for the vested portion of restricted share awards that are in excess of the deferred tax asset attributable to stock compensation costs for such restricted share awards. Conversely, deficient tax benefits are realized tax benefits from tax deductions for the vested portion of restricted share awards that are less than the deferred tax asset attributable to stock compensation costs for such restricted share awards. As a result, excess (deficient) tax benefits of $21,813, $(96,934) and $62,569 have been classified as financing cash inflows (outflows) for the years ended December 31, 2013, 2012 and 2011, respectively. In addition to tax benefits related to the vested portion of restricted share awards, the Company also pays dividends on unvested restricted stock which resulted in excess tax benefits of $74,939, $98,163 and $42,266 for the years ended December 31, 2013, 2012 and 2011, respectively, which are classified as cash inflows from financing activities.
2005 Restricted Stock Plan
On January 27, 2006, the Compensation Committee of the Board of Directors (the "Compensation Committee") approved the grant of 116,498 shares of restricted stock, effective January 30, 2006, to certain executive officers of the Company under the Company’s 2005 Restricted Stock Plan. The grant date fair value was $42.91 per share. The restricted stock vested in five equal annual installments commencing on the first anniversary of the date of grant.

On May 17, 2006, the Compensation Committee approved the grant of 17,810 shares of restricted stock, effective May 17, 2006, to the then Chief Operating Officer of the Company. The grant date fair value was $42.11 per share. The restricted stock vested in five equal annual installments commencing on the first anniversary of the date of grant.
On January 23, 2008, the Compensation Committee approved the grant of 16,471 shares of restricted stock to the Company’s then Vice President – Finance and Chief Financial Officer. The grant date fair value was $21.25 per share. The restricted stock was scheduled to vest in five equal annual installments commencing on the first anniversary of the date of grant. On June 30, 2010, 9,883 shares of unvested restricted stock were forfeited, cancelled and returned to the authorized and unissued shares of the Company as a result of the termination of employment of this individual on such date.
On April 18, 2011, the Compensation Committee approved the grant of a total of 100,346 shares of restricted stock, effective April 18, 2011, to certain executive officers of the Company. The grant date fair value was $60.79 per share. Under the terms of the restricted stock award agreements with the executive officers, the shares of restricted stock are scheduled to vest in five equal annual installments commencing on the first anniversary of the date of grant, assuming that the recipient of the award continues to serve as an executive officer of the Company on each applicable vesting date. Compensation expense for this grant will be recognized on a straight-line basis over five years.
On October 31, 2012, the Compensation Committee approved the grant of a total of 12,292 shares of restricted stock, effective October 31, 2012, to two executive officers of the Company. The grant date fair value was $48.81 per share. Under the terms of the restricted stock award agreements with the executive officers, the shares of restricted stock are scheduled to vest in five equal annual installments commencing on the first anniversary of the date of grant, assuming that the recipient of the award continues to serve as an executive officer of the Company on each applicable vesting date. Compensation expense for this grant will be recognized on a straight-line basis over five years.
On September 25, 2013, the Compensation Committee approved the grant of a total of 79,080 shares of restricted stock, effective September 25, 2013, to certain executive officers of the Company. The grant date fair value was $57.54 per share. Under the terms of the restricted stock award agreements with the executive officers, the shares of restricted stock are scheduled to vest in four equal annual installments commencing on the first anniversary of the date of grant, assuming that the recipient of the award continues to serve as an executive officer of the Company on each applicable vesting date. Compensation expense for this grant is being recognized on a straight-line basis over four years.
Of the 300,000 shares of the Company’s common stock initially reserved for issuance under the 2005 Restricted Stock Plan, five remain available for future issuances as of December 31, 2013.
2012 Restricted Stock Plan for Non-Employee Directors
On June 18, 2012, the Compensation Committee approved the grant of a total of 2,160 shares of restricted stock, effective June 18, 2012, to the five non-employee directors of the Company under the Company’s 2012 Restricted Stock Plan for Non-Employee Directors. The grant date fair value was $55.55 per share. Under the terms of the restricted stock award agreements with the non-employee directors, the shares of restricted stock are scheduled to vest on the third anniversary of the date of grant, assuming that the recipient of the grant continues to serve as a director of the Company on the vesting date. Compensation expense for this grant will be recognized on a straight-line basis over three years.
On March 4, 2013, the Compensation Committee approved the grant of a total of 2,390 shares of restricted stock, effective March 4, 2013, to the five non-employee directors of the Company under the Company's 2012 Restricted Stock Plan for Non-Employee Directors. The grant date fair value was $52.32 per share. Under the terms of the restricted stock award agreements with the non-employee directors, the shares of restricted stock are scheduled to vest on the third anniversary of the date of grant, assuming that the recipient of the grant continues to serve as a director of the Company on the vesting date. Compensation expense for this grant is being recognized on a straight-line basis over three years.
Of the 100,000 shares of the Company’s common stock initially reserved for issuance under the 2012 Restricted Stock Plan for Non-Employee Directors, 95,450 remain available for future issuances as of December 31, 2013.

A summary of activity under the 2005 Restricted Stock Plan and the 2012 Restricted Stock Plan for Non-Employee Directors (the "Plans") during the years ended December 31, 2013, 2012 and 2011 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock outstanding at January 1, 2011	19,871	$42.77
Granted	100,346	60.79
Vested	(19,871)	42.77
Forfeited	—	—
Nonvested stock outstanding at December 31, 2011	100,346	$60.79
Granted	14,452	49.82
Vested	(20,069)	60.79
Forfeited	—	—
Nonvested stock outstanding at December 31, 2012	94,729	$59.12
Granted	81,470	57.39
Vested	(22,525)	59.48
Forfeited	—	—
Nonvested stock outstanding at December 31, 2013	153,674	$58.15
As of December 31, 2013, there was $7,674,003 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. As of December 31, 2013, this cost is expected to be recognized over a weighted-average period of 3.17 years.
2013 Incentive Program
On March 4, 2013, the Board of Directors, upon the recommendation of the Compensation Committee, adopted a short-term incentive program for 2013 for the executive officers of the Company, other than executive officers earning any commission-based compensation (the "2013 Incentive Program"). Under the 2013 Incentive Program, certain executive officers of the Company were granted a short-term incentive cash bonus opportunity based on the achievement of a specified level of financial performance, specifically the Company’s earnings before interest, income taxes, depreciation and amortization ("EBITDA") in 2013 ("2013 EBITDA") compared to the Company’s EBITDA in 2012 ("2012 EBITDA").
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
10.     FINANCING RECEIVABLES
Short-Term Payment Plans
The Company has sold information and patient care systems to certain healthcare providers under short-term payment plans, which typically have expected terms from 3 to 12 months. These receivables, included in the current portion of financing receivables, were comprised of the following on December 31, 2013 and 2012:

	2013	2012
Short-term payment plans, gross	$25,317,770	$448,487
Less: allowance for losses	(1,265,889)	(22,424)
Less: unearned income	—	—
Short-term payment plans, net	$24,051,881	$426,063
The significant increase in amounts due under short-term payment plans from December 31, 2012 to December 31, 2013 is due to those factors described under the caption "Second Generation Meaningful Use Installment Plans" below.
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
The components of these lease receivables were as follows on December 31:

	2013	2012
Sales-type leases, gross	$2,081,512	$13,665,300
Less: allowance for losses	(99,301)	(639,891)
Less: unearned income	(95,499)	(970,508)
Sales-type leases, net	1,886,712	12,054,901
The significant decrease in amounts due under sales-type leases from December 31, 2012 to December 31, 2013 is due to those factors described under the caption "Second Generation Meaningful Use Installment Plans" below.

Future minimum lease payments to be received subsequent to December 31, 2013 are as follows:

2014	$1,530,556
2015	430,044
2016	72,000
2017	48,912
2018	—
Thereafter	—
Total minimum lease payments to be received	2,081,512
Less unearned income	(95,499)
Net leases receivable	$1,986,013
Credit Quality of Financing Receivables and Allowance for Credit Losses
The following table is a roll-forward of the allowance for financing credit losses for the years ended December 31, 2013 and 2012:

	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
December 31, 2013	$662,315	$1,309,160	$(606,285)	$—	$1,365,190
December 31, 2012	$447,321	$214,994	$—	$—	$662,315
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
Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. To facilitate customer collection and credit monitoring efforts, financing receivable amounts are invoiced and reclassified to trade accounts receivable when they become due, with all invoiced amounts placed on nonaccrual status. As a result, all past due amounts related to the Company’s financing receivables are included in trade accounts receivable in the accompanying consolidated balance sheets. The following is an analysis of the age of financing receivables amounts (excluding short-term payment plans) that have been reclassified to trade accounts receivable and were past due as of December 31, 2013 and December 31, 2012:

	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due
December 31, 2013	$511,792	$85,738	$57,429	$654,959
December 31, 2012	$1,108,108	$297,812	$301,896	$1,707,816
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

Because amounts are reclassified to trade accounts receivable when they become due, there are no past due amounts included within the financing receivables or the financing receivables, current portion, net amounts in the accompanying consolidated balance sheets.
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

	December 31, 2013	December 31, 2012
Customer balances with amounts reclassified to trade accounts receivable that are:
1 to 90 Days Past Due	$1,322,823	$7,337,602
91 to 180 Days Past Due	368,424	1,028,235
181+ Days Past Due	37,537	252,770
Total customer balances with past due amounts reclassified to trade accounts receivable	$1,728,784	$8,618,607
Total customer balances with no past due amounts reclassified to trade accounts receivable	257,229	4,076,185
Total financing receivables with contractual maturities of one year or less	25,317,770	448,487
Less allowance for losses	(1,365,190)	(662,315)
Total financing receivables	$25,938,593	$12,480,964
First Generation Meaningful Use Installment Plans
During 2012, the Company entered into multiple customer license agreements with payment terms requiring the customer to remit to the Company incentive payments (not to exceed the remaining balance of the contract price) received under the American Recovery and Reinvestment Act of 2009 (the "ARRA") for adoption of qualifying electronic health records ("EHRs"), with only nominal payment amounts required until the customer’s receipt of such incentive payments ("First Generation Meaningful Use Installment Plans"). If no such incentive payments are received by the customer or if such payments are not sufficient to pay the remaining balance under the arrangement, payments continue at contracted nominal amounts until the balance of the contract price is paid in full. Because of the significant difference in the underlying economics of these arrangements compared to our historical financing receivables, management determined that these arrangements were not comparable to historical arrangements. In accordance with the Software topic and Revenue Recognition subtopic of the Codification, the Company recognizes revenue related to these arrangements as the amounts become due. Anticipated future cash flows from these 2012 licensing arrangements are excluded from the Company’s financing receivables and deferred revenue in the accompanying consolidated balance sheets. Direct, incremental costs in the amount of $104,573, included as a component of prepaid expenses and other in the accompanying consolidated balance sheets, have been capitalized as of December 31, 2013 related to these arrangements.
Second Generation Meaningful Use Installment Plans
Beginning in the fourth quarter of 2012, we ceased offering First Generation Meaningful Use Installment Plans to our customers, opting instead for license agreements with payment terms that provide us with greater visibility into and control over the customer's meaningful use attestation process and significantly reducing the maximum timeframe over which customers must satisfy their full payment obligations in purchasing our system ("Second Generation Meaningful Use Installment Plans"). As the overall payment period durations of the Second Generation Meaningful Use Installment Plans are consistent with that of our historical system sale financing arrangements, revenues under the Second Generation Meaningful Use Installment Plans are recognized upon installation of our EHR solution. Consistent with the terms of the respective agreements, all related amounts are included as a component of financing receivables, current portion, net in the accompanying consolidated balance sheets and as a component of short-term payment plans within this Note 10.
Nearly all of our new system installations during the year ended December 31, 2013 were under Second Generation Meaningful Use Installment Plans, resulting in a significant increase in our financing receivables balance related to short-term payment plans from December 31, 2012 to December 31, 2013. Consequently, this concentration of system installations under short-term payment plans has resulted in the overall significant decrease in amounts due under sales-type leases from December 31, 2012 to December 31, 2013.

11.     BENEFIT PLANS
In January 1994, the Company adopted the CPSI 401(k) Retirement Plan that covers all eligible employees of the Company who have completed one year of service. The plan allows eligible employees to contribute up to 60% of their pre-tax earnings up to the statutory limit prescribed by the Internal Revenue Service. The Company matches a discretionary amount determined by the Board of Directors. The Company contributed approximately $2,020,000, $1,749,000 and $1,495,000 to the plan for the years ended December 31, 2013, 2012 and 2011, respectively.
The Company provides certain health and medical benefits to eligible employees, their spouses and dependents pursuant to a benefit plan funded by the Company. Each participating employee contributes to the Company’s costs associated with such benefit plan. The Company’s obligation to fund this benefit plan and pay for these benefits is limited through the Company’s purchase of an insurance policy from a third-party insurer. The amount established as a reserve is intended to recognize the Company’s estimated obligations with respect to its payment of claims and claims incurred but not yet reported under the benefit plan. Management believes that the recorded liability for medical self-insurance at December 31, 2013 and 2012 is adequate to cover the losses and claims incurred, but these reserves are based on estimates and the amount ultimately paid may be more or less than such estimates.
12.     OPERATING LEASES
Prior to the Company’s purchase of its corporate campus on December 13, 2011, the Company leased the real properties comprising the corporate campus, most of which was partially owned by an executive officer of the Company. The lease agreements had terms of ten years and were set to expire on or before December 2015. These related party leases were cancelled in December 2011 in conjunction with the Company’s purchase of these properties from the related party entity for $9.5 million. For the year ended December 31, 2011, total rent expense paid to the related party entity was $1,901,810. The Company also leased during 2013 office space in Mobile, Fairhope and Lanette, Alabama, and Monroe, Louisiana. These leases have terms expiring from 2014 through 2024 but do contain optional extension terms.
The future minimum lease payments payable under operating leases subsequent to December 31, 2013 are as follows:

2014	$772,079
2015	527,393
2016	354,277
2017	404,924
2018	352,354
Thereafter	1,801,446
$4,212,473
Total rent expense for the years ended December 31, 2013, 2012, and 2011 was $882,215, $934,206, and $2,437,422, respectively.
13.     COMMITMENTS AND CONTINGENCIES
From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. Management does not expect this to have a material adverse effect on the Company’s financial statements.
14.     FAIR VALUE
FASB Codification topic, Fair Value Measurements and Disclosures, establishes a framework for measuring fair value and expands financial statement disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The Codification topic does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. The Codification topic requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
The fair values of the Company’s available-for-sale securities are based on matrix pricing for the periods ended December 31, 2013 and 2012, which uses observable market-based inputs (such as benchmark yields) in addition to quoted prices in active markets to derive fair values. As a result, these inputs are classified as Level 2 within the fair value hierarchy. We generally apply fair value techniques on a non-recurring basis associated with (1) valuing potential impairment loss related to financing receivables accounted for pursuant to Codification topic, Leases, and (2) valuing potential impairment loss related to long-lived assets accounted for pursuant to Codification topic, Property, Plant and Equipment, when events or circumstances indicate a possible impairment.
The following table summarizes the carrying amounts and fair values of certain assets and liabilities at December 31, 2013 and December 31, 2012:

		Fair Value at December 31, 2013 Using
		Quoted Prices in
	Carrying	Active Markets for	Significant Other	Significant
	Amount at	Identical Assets	Observable Inputs	Unobservable Inputs
	12/31/2013	(Level 1)	(Level 2)	(Level 3)
Description
Available-for-sale securities
Short-term investments (money market funds and accrued income)	$3,402,921	$—	$3,402,921	$—
Mortgage backed securities	81,112	—	81,112	—
Obligations of U.S. Treasury, U.S. government corporations and agencies	2,748,850	—	2,748,850	—
Corporate debt securities	4,469,743	—	4,469,743	—
Total available-for-sale securities	$10,702,626	$—	$10,702,626	$—

		Fair Value at December 31, 2012 Using
		Quoted Prices in
	Carrying	Active Markets for	Significant Other	Significant
	Amount at	Identical Assets	Observable Inputs	Unobservable Inputs
	12/31/2012	(Level 1)	(Level 2)	(Level 3)
Description
Available-for-sale securities
Short-term investments (money market funds and accrued income)	$449,420	$—	$449,420	$—
Mortgage backed securities	95,604	—	95,604	—
Obligations of U.S. Treasury, U.S. government corporations and agencies	2,381,779	—	2,381,779	—
Corporate debt securities	7,747,806	—	7,747,806	—
Total available-for-sale securities	$10,674,609	$—	$10,674,609	$—
Accrued income in the above tables represents earnings due and payable to our investment portfolio at any point in time but not yet received.
The carrying amount of other financial instruments reported in the balance sheet for current assets and current liabilities approximates their fair values because of the short-term nature of these instruments.

15.     SUBSEQUENT EVENTS
Declaration of Dividends
On January 30, 2014, the Company announced a dividend for the first quarter of 2014 in the amount of $0.57 per share. The dividend was paid on February 28, 2014 to stockholders of record as of the close of business on February 13, 2014.
Issuance of Restricted Stock
On January 27, 2014, the Compensation Committee of the Board of Directors approved the grant of a total of 4,808 shares of restricted stock, effective January 27, 2014, to certain of the non-employee directors of the Company under the Company’s 2012 Restricted Stock Plan for Non-Employee Directors. The grant date fair value was $58.22 per share. Under the terms of the restricted stock award agreements with the non-employee directors, the shares of restricted stock are scheduled to vest on the first anniversary of the date of grant, assuming that the recipient of the grant continues to serve as a director of the Company on the vesting date. Compensation expense for this grant will be recognized on a straight-line basis over one year.
16.     QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)
The following table presents a summary of our results of operations for our eight most recent quarters ended December 31, 2013. The information for each of these quarters is unaudited and has been prepared on a basis consistent with the audited financial statements. This information includes all adjustments, consisting only of normal recurring adjustments, we consider necessary for fair presentation of this information when read in conjunction with the audited financial statements and related notes. Our operating results have varied on a quarterly basis and may fluctuate significantly in the future.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands except for share and per share data)
Year Ended December 31, 2013
Sales revenues	$49,549	$53,261	$46,780	$51,273
Gross profit	22,119	25,477	20,654	25,487
Operating income	10,109	13,148	11,026	15,961
Net income	6,944	8,486	7,269	10,044
Net income per share
Basic	$0.63	$0.77	$0.66	$0.90
Diluted	0.63	0.77	0.66	0.90
Weighted average shares outstanding
Basic	11,078,407	11,080,062	11,085,164	11,159,142
Diluted	11,078,407	11,080,062	11,085,164	11,159,142
Year Ended December 31, 2012
Sales revenues	$44,489	$45,731	$45,174	$47,915
Gross profit	19,267	20,139	20,015	21,240
Operating income	8,999	9,925	9,991	12,362
Net income	5,649	8,261	6,925	9,139
Net income per share
Basic	$0.51	$0.75	$0.63	$0.83
Diluted	0.51	0.75	0.63	0.83
Weighted average shares outstanding
Basic	11,063,220	11,063,529	11,065,380	11,073,575
Diluted	11,063,220	11,063,529	11,065,380	11,073,575

SCHEDULE II
COMPUTER PROGRAMS AND SYSTEMS, INC.
VALUATION AND QUALIFYING ACCOUNTS

Description		Balance at beginning of period	Additions charged to cost and expenses (1)	Deductions (2)	Balance at end of period
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet	2011	$969,000	$937,000	$(630,000)	$1,276,000
	2012	$1,276,000	$300,144	$(452,144)	$1,124,000
	2013	$1,124,000	$602,000	$(601,000)	$1,125,000

(1)	Adjustments to allowance for change in estimates.

(2)	Uncollectible accounts written off, net of recoveries.

Description		Balance at beginning of period	Additions charged to cost and expenses (1)	Deductions (2)	Balance at end of period
Allowance for credit losses deducted from financing receivables in the balance sheet	2011	$233,396	$499,485	$(285,560)	$447,321
	2012	$447,321	$214,994	$—	$662,315
	2013	$662,315	$1,309,160	$(606,285)	$1,365,190

(1)	Adjustments to allowance for change in estimates.

(2)	Uncollectible accounts written off, net of recoveries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations to the effectiveness of any system of disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been prevented or detected on a timely basis. Even disclosure controls and procedures determined to be effective can only provide reasonable assurance that their objectives are achieved.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting
This report is included in Item 8 on page 49 and is incorporated herein by reference.
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
This report is included in Item 8 on page 51 and is incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION.
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted a Code of Business Conduct and Ethics applicable to all of our directors, officers (including our Chief Executive Officer and senior financial officers) and employees. We have also adopted a separate code of ethics with additional guidelines and responsibilities applicable to our Chief Executive Officer and senior financial officers, known as the Code of Ethics for CEO and Senior Financial Officers. Copies of the Code of Business Conduct and Ethics and the Code of Ethics for CEO and Senior Financial Officers are available on CPSI’s web site at www.cpsi.com in the "Investors" section under "Governance."
Other information required by this Item regarding executive officers is included in Part I of this Form 10-K under the caption "Executive Officers" in accordance with Instruction 3 of the Instructions to Paragraph (b) of Item 401 of Regulation S-K.
Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) and (2) and (c) – Financial Statements and Financial Statement Schedules.
Financial Statements: The Financial Statements and related Financial Statements Schedule of CPSI are included herein in Part II, Item 8.
(a)(3) and (b) – Exhibits.
The exhibits listed on the Exhibit Index beginning on page 78 of this Form 10-K are filed herewith or are incorporated herein by reference.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 12th day of March, 2014.

COMPUTER PROGRAMS AND SYSTEMS, INC.

By:	/s/ J. Boyd Douglas
J. Boyd Douglas
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David A. Dye	Chairman of the Board and Director, Chief Financial Officer (principal financial officer)	March 12, 2014
David A. Dye

/s/ J. Boyd Douglas	President, Chief Executive Officer and Director (principal executive officer)	March 12, 2014
J. Boyd Douglas

/s/ James B. Britain	Vice President – Finance and Controller (principal accounting officer)	March 12, 2014
James B. Britain

/s/ Ernest F. Ladd, III	Director	March 12, 2014
Ernest F. Ladd, III

/s/ W. Austin Mulherin, III	Director	March 12, 2014
W. Austin Mulherin, III

/s/ William R. Seifert, II	Director	March 12, 2014
William R. Seifert, II

/s/ John C. Johnson	Director	March 12, 2014
John C. Johnson

/s/ Charles P. Huffman	Director	March 12, 2014
Charles P. Huffman

/s/ A. Robert Outlaw, Jr.	Director	March 12, 2014
A. Robert Outlaw, Jr.

Exhibit Index

Exhibit Number	Description

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3 to CPSI’s Current Report on Form 8-K dated October 28, 2013 and incorporated herein by reference)

10.1*	Amendment and Restatement of 2005 Restricted Stock Plan (filed as Exhibit 10.6 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2005 and incorporated herein by reference)

10.2*
Form of Five-Year Restricted Stock Award Agreement under the 2005 Restricted Stock Plan (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated January 30, 2006 and incorporated herein by reference)

10.3*
Form of Four-Year Restricted Stock Award Agreement under the 2005 Restricted Stock Plan (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated September 25, 2013 and incorporated herein by reference)

10.4
Form of Indemnity Agreement entered into by CPSI and each of its non-employee directors (filed as Exhibit 10.1 to CPSI’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 and incorporated herein by reference)

10.5
Real Property Lease Agreement, dated September 14, 2009 between CPSI and 3725 Airport Boulevard, LP (filed as Exhibit 10.1 to CPSI’s Quarterly Report on Form 10-Q for the period ended September 30, 2009 and incorporated herein by reference)

10.6
First Amendment to Real Property Lease Agreement, dated October 9, 2009, between CPSI and 3725 Airport Boulevard, LP (filed as Exhibit 10.2 to CPSI’s Quarterly Report on Form 10-Q for the period ended September 30, 2009 and incorporated herein by reference)

10.7
Real Property Lease Agreement, dated March 19, 2012, between CPSI and Fairhope Group, LLC (filed as Exhibit 10.6 to CPSI's Annual Report on Form 10-K for the period ended December 31, 2012 and incorporated herein by reference)

10.8*	2011 Executive Officer Incentive Program (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated April 18, 2011 and incorporated herein by reference)

10.9*	2012 Executive Officer Incentive Program (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated January 23, 2012 and incorporated herein by reference)

10.10*	2013 Executive Officer Incentive Program (filed as Exhibit 10.1 to CPSI's Current Report on Form 8-K dated March 4, 2013 and incorporated herein by reference)

10.11*	Commission Program for Victor S. Schneider (filed as Exhibit 10.9 to CPSI's Annual Report on Form 10-K for the period ended December 31, 2012 and incorporated herein by reference)

10.12*	Commission Program for Troy D. Rosser (filed as Exhibit 10.10 to CPSI's Annual Report on Form 10-K for the period ended December 31, 2012 and incorporated herein by reference)

10.13*	Commission Program for Sean C. Nicholas (filed as Exhibit 10.11 to CPSI's Annual Report on Form 10-K for the period ended December 31, 2012 and incorporated herein by reference)

10.14*	Commission Program for Lyle E. Hutchison (filed as Exhibit 10.12 to CPSI's Annual Report on Form 10-K for the period ended December 31, 2012 and incorporated herein by reference)

10.15*	Commission Program for Richard R. Jones (filed as Exhibit 10.13 to CPSI's Annual Report on Form 10-K for the period ended December 31, 2012 and incorporated herein by reference)

10.16*	Amended and Restated 2012 Restricted Stock Plan for Non-Employee Directors

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Annual Report on Form 10-K for the period ended December 31, 2013

*	Management compensation plan or arrangement