Form 10-Q
period 2014-03-31
COMPUTER PROGRAMS & SYSTEMS INC
filed 2014-05-08
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 7, 2014, there were 11,163,950 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.
Quarterly Report on Form 10-Q
(For the three months ended March 31, 2014)

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,549,241	$11,729,185
Investments	10,704,410	10,702,626
Accounts receivable, net of allowance for doubtful accounts of $1,425,000 and $1,125,000, respectively	24,447,854	20,076,592
Financing receivables, current portion, net	24,005,695	25,387,637
Inventories	1,476,189	1,588,673
Deferred tax assets	2,918,166	2,366,369
Prepaid expenses and other	934,902	901,228
Total current assets	83,036,457	72,752,310
Property and equipment, net	18,380,952	19,231,372
Financing receivables, net of current portion	593,232	550,956
Total assets	$102,010,641	$92,534,638
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,870,783	$3,213,714
Deferred revenue	10,567,386	9,581,357
Accrued vacation	4,087,302	3,694,600
Income taxes payable	6,058,011	797,101
Other accrued liabilities	5,689,104	4,164,242
Total current liabilities	29,272,586	21,451,014
Deferred tax liabilities	1,518,655	2,001,077
Stockholders’ equity:
Common stock, $0.001 par value; 30,000,000 shares authorized; 11,163,950 and 11,159,142 shares issued and outstanding	11,164	11,159
Additional paid-in capital	35,382,795	34,643,900
Accumulated other comprehensive income	57,715	11,368
Retained earnings	35,767,726	34,416,120
Total stockholders’ equity	71,219,400	69,082,547
Total liabilities and stockholders’ equity	$102,010,641	$92,534,638

The accompanying notes are an integral part of these financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2014	2013
Sales revenues:
System sales	$20,453,427	$20,721,986
Support and maintenance	18,245,121	17,676,861
Business management, consulting and managed IT services	13,395,830	11,149,661
Total sales revenues	52,094,378	49,548,508
Costs of sales:
System sales	11,193,416	13,250,579
Support and maintenance	7,373,953	7,238,969
Business management, consulting and managed IT services	9,091,710	6,940,019
Total costs of sales	27,659,079	27,429,567
Gross profit	24,435,299	22,118,941
Operating expenses:
Sales and marketing	3,964,167	3,575,717
General and administrative	8,484,121	8,434,056
Total operating expenses	12,448,288	12,009,773
Operating income	11,987,011	10,109,168
Other income (expense):
Other income (expense)	(40,910)	136,314
Total other income (expense)	(40,910)	136,314
Income before taxes	11,946,101	10,245,482
Provision for income taxes	4,231,043	3,301,760
Net income	$7,715,058	$6,943,722
Net income per share—basic	$0.69	$0.63
Net income per share—diluted	$0.69	$0.63
Weighted average shares outstanding
Basic	11,162,523	11,078,407
Diluted	11,162,523	11,078,407
Dividends declared per share	$0.57	$0.51

The accompanying notes are an integral part of these financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$7,715,058	$6,943,722
Other comprehensive income, net of tax
Unrealized gain on investments available for sale, net of tax	46,347	3,743
Total other comprehensive income, net of tax	46,347	3,743
Comprehensive income	$7,761,405	$6,947,465

The accompanying notes are an integral part of these financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2013	11,159,142	$11,159	$34,643,900	$11,368	$34,416,120	$69,082,547
Net income	—	—	—	—	7,715,058	7,715,058
Unrealized gain on investments held for sale, net of tax	—	—	—	46,347	—	46,347
Issuance of restricted stock	4,808	5	(5)	—	—	—
Stock-based compensation	—	—	706,601	—	—	706,601
Dividends	—	—	—	—	(6,363,452)	(6,363,452)
Income tax benefit from restricted stock dividends	—	—	32,299	—	—	32,299
Balance at March 31, 2014	11,163,950	$11,164	$35,382,795	$57,715	$35,767,726	$71,219,400

The accompanying notes are an integral part of these financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating Activities
Net income	$7,715,058	$6,943,722
Adjustments to net income:
Provision for bad debt	431,613	286,079
Deferred taxes	(1,062,627)	(582,529)
Stock based compensation	706,601	348,473
Income tax benefit from restricted stock dividends	(32,299)	(17,939)
Depreciation	929,701	850,214
Changes in operating assets and liabilities:
Accounts receivable	(4,873,384)	147,206
Financing receivables	1,410,175	(7,763,742)
Inventories	112,484	(537,833)
Prepaid expenses and other	(33,674)	(210,531)
Accounts payable	(342,931)	148,504
Deferred revenue	986,029	296,711
Other liabilities	1,917,564	1,838,458
Income taxes payable	5,293,209	3,775,618
Net cash provided by operating activities	13,157,519	5,522,411
Investing Activities
Purchases of property and equipment	(79,281)	(1,988,597)
Purchases of investments	—	(9,471)
Sale of investments	72,971	—
Net cash used in investing activities	(6,310)	(1,998,068)
Financing Activities
Dividends paid	(6,363,452)	(5,649,613)
Income tax benefit from restricted stock dividends	32,299	17,939
Net cash used in financing activities	(6,331,153)	(5,631,674)
Increase (decrease) in cash and cash equivalents	6,820,056	(2,107,331)
Cash and cash equivalents at beginning of period	11,729,185	8,912,457
Cash and cash equivalents at end of period	$18,549,241	$6,805,126
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes, net of refund	$—	$—
Write-off of fully depreciated assets	$—	$1,222,325

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
Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of Computer Programs and Systems, Inc. ("CPSI" or the "Company") for the year ended December 31, 2013 and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
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

•
Perpetual software licenses and conversion, installation and training services – The selling price of perpetual software licenses and conversion, installation and training services is based on management’s best estimate of selling price. In determining management’s best estimate of selling price, we consider the following: (1) competitor pricing, (2) supply and demand of installation staff, (3) overall economic conditions, and (4) our pricing practices as they relate to discounts. With the exception of certain arrangements with extended payment terms that were entered into in 2012 and that are not comparable to our historical or current arrangements (see Note 9), the method of recognizing revenue for the perpetual license of the associated modules included in the arrangement, and the related conversion, installation and training services over the term the services are performed, is on a module by module basis as the respective conversion, installation and training for each specific module is completed, as this is representative of the pattern of provision of these services.

SaaS, ISP and Other Professional IT Services
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
Business Management Services
Business management services consist of electronic billing services, statement processing services, payroll processing, accounts receivable management services, contract management and insurance services. While business management service arrangements are contracts separate from the system sale and support and maintenance contracts, these contracts are sometimes executed within a short time frame of each other. The amount of the total arrangement allocated to these services is based on VSOE of fair value by reference to the rate at which our customers renew as well as the rate at which the services are sold to customers when the business management services agreement is not executed within a short time frame of the system sale and support and maintenance contracts. If VSOE of fair value does not exist for these services, we allocate arrangement consideration based on third-party evidence ("TPE") of selling price or, if neither VSOE nor TPE is available, estimated selling price. Because the pricing is transaction based (per unit pricing), customers are billed and revenue recognized as services are performed based on transaction levels.

3.     PROPERTY AND EQUIPMENT
Property and equipment are comprised of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Land	$2,848,276	$2,848,276
Buildings and improvements	9,389,232	9,309,951
Maintenance equipment	1,607,256	1,607,256
Computer equipment	5,524,304	5,524,304
Leasehold improvements	4,543,559	4,543,559
Office furniture and fixtures	3,597,842	3,597,842
Automobiles	316,398	316,398
	27,826,867	27,747,586
Less: accumulated depreciation	(9,445,915)	(8,516,214)
Property and equipment, net	$18,380,952	$19,231,372

4.     OTHER ACCRUED LIABILITIES
Other accrued liabilities are comprised of the following:

	March 31, 2014	December 31, 2013
Salaries and benefits	$3,836,586	$2,379,202
Commissions	786,312	718,524
Self-insurance reserves	661,100	706,600
Other	405,106	359,916
	$5,689,104	$4,164,242
5.     INVESTMENTS
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
Investments are comprised of the following at March 31, 2014:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments (money market funds and accrued income)	$1,050,055	$—	$—	$1,050,055
Obligations of U.S. Treasury, U.S. government corporations and agencies	3,757,671	21,750	(265)	3,779,156
Mortgaged-backed securities	73,926	2,460	—	76,386
Corporate debt securities	5,729,669	71,231	(2,087)	5,798,813
	$10,611,321	$95,441	$(2,352)	$10,704,410

Shown below are the amortized cost and estimated fair value of securities with fixed maturities at March 31, 2014, by contract maturity date. Actual maturities may differ from contractual maturities because issuers of certain securities retain early call or prepayment rights.

	Amortized Cost	Fair Value
Due in 2014	$3,177,744	$3,206,435
Due in 2015	5,955,527	6,011,292
Due in 2016	1,214,528	1,221,853
Due in 2017	189,596	188,444
Due thereafter	73,926	76,386
	$10,611,321	$10,704,410
Investments were comprised of the following at December 31, 2013:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments (money market funds and accrued income)	$3,402,921	$—	$—	$3,402,921
Obligations of U.S. Treasury, U.S. government corporations and agencies	2,748,721	250	(121)	2,748,850
Mortgaged-backed securities	78,540	2,572	—	81,112
Corporate debt securities	4,454,107	17,038	(1,402)	4,469,743
	$10,684,289	$19,860	$(1,523)	$10,702,626
The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at March 31, 2014 and December 31, 2013, respectively:

	At March 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Treasury, U.S. government corporations and agencies	$909,174	$(265)	$—	$—	$909,174	$(265)
Corporate debt securities	788,564	(2,087)	—	—	788,564	(2,087)
	$1,697,738	$(2,352)	$—	$—	$1,697,738	$(2,352)

	At December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Treasury, U.S. government corporations and agencies	$1,321,511	$(121)	$—	$—	$1,321,511	$(121)
Corporate debt securities	148,911	(1,022)	161,270	(380)	310,181	(1,402)
	$1,470,422	$(1,143)	$161,270	$(380)	$1,631,692	$(1,523)
Our investment portfolio, including those securities in unrealized loss positions at March 31, 2014, is comprised almost entirely of investment-grade corporate and government debt securities. The Company does not intend to sell the investments that are in an unrealized loss position, and it is not likely that the Company will be required to sell any investments before recovery of their amortized cost basis. As a result, the Company has determined that the unrealized losses are deemed to be temporary impairments as of March 31, 2014. The Company believes that the unrealized losses generally are caused by liquidity discounts and increases in risk premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets.
6.     NET INCOME PER SHARE
The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. There were no dilutive common equivalent shares outstanding for the three month periods ended March 31, 2014 or March 31, 2013.
7.     INCOME TAXES
The Company accounts for income taxes in accordance with FASB’s Codification topic, Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Deferred tax assets and liabilities are comprised of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Deferred tax assets:
Accounts receivable and financing receivables	$1,060,577	$971,132
Accrued vacation	1,218,629	1,191,286
Stock-based compensation	767,496	491,921
Deferred revenue	475,435	48,383
Accrued liabilities and other	163,525	155,569
Total deferred tax assets	$3,685,662	$2,858,291
Deferred tax liabilities:
Other comprehensive income	$35,375	$6,967
Depreciation	2,250,776	2,486,032
Total deferred tax liabilities	$2,286,151	$2,492,999
Significant components of the Company’s income tax provision in the Condensed Consolidated Statements of Income for the three months ended March 31 are as follows:

	2014	2013
Current provision:
Federal	$4,479,631	$3,234,923
State	814,039	649,366
Deferred provision:
Federal	(953,640)	(522,782)
State	(108,987)	(59,747)
Total income tax provision	$4,231,043	$3,301,760
The difference between income taxes at the U.S. federal statutory income tax rate of 35% and those reported in the Condensed Consolidated Statements of Income for the three months ended March 31 is as follows:

	2014	2013
Income taxes at U.S. Federal statutory rate	$4,181,135	$3,585,919
State income taxes, net of federal tax effect	420,138	357,261
Domestic production activities deduction	(400,132)	(353,563)
Tax credits	—	(421,467)
Other	29,902	133,610
Total income tax provision	$4,231,043	$3,301,760

Our effective tax rate for the three months ended March 31, 2014 was 35.4%, compared to 32.2% for the three months ended March 31, 2013. The federal research and development tax credit expired effective December 31, 2011, but was retroactively extended for amounts incurred from January 1, 2012 through December 31, 2013, when the American Taxpayer Relief Act of 2012 (“ATRA”) was signed into law in January 2013. No tax benefit from these credits was recorded during 2012 as applicable accounting standards require that such benefits are to be recorded in the period that the legislation is enacted. Instead, the Company recognized the full net benefit for the federal research and development tax credit for the entire 2012 fiscal year during the three months ended March 31, 2013, in addition to estimated amounts related to the first quarter of 2013. As the federal research and development tax credit, as extended by the ATRA, expired effective December 31, 2013 and had yet to be extended for fiscal year 2014 as of March 31, 2014, no tax benefit from these credits has been recorded for the three months ended March 31, 2014.
The Company had unrecognized tax benefits of $1,343,379 related to uncertain tax positions as of March 31, 2014 under the provisions of FASB Codification topic, Income Taxes, which is recorded in income taxes payable within the Condensed Consolidated Balance Sheet. As of March 31, 2014, $193,690 of accrued interest related to such positions has been recorded. The federal returns for the tax years 2004 through 2009 are currently under examination by the Internal Revenue Service, primarily in relation to research credits and Domestic Production Activities Deduction amounts claimed on those returns, as amended, by the Company. The federal returns for tax years 2010 through 2012 remain open to examination, and the tax years 2006 through 2012 remain open to examination by certain other taxing jurisdictions to which the Company is subject.
8.     STOCK-BASED COMPENSATION
Stock-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee’s or non-employee director’s requisite service period.
The following table shows total stock-based compensation expense for the three months ended March 31, 2014 and 2013, included in the Condensed Consolidated Statements of Income:

	Three Months Ended
	March 31, 2014	March 31, 2013
Costs of sales	$265,249	$114,999
Operating expenses	441,352	233,474
Pre-tax stock-based compensation expense	706,601	348,473
Less: income tax effect	275,574	135,904
Net stock-based compensation expense	$431,027	$212,569
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

2012 Restricted Stock Plan for Non-Employee Directors
On June 18, 2012, the Compensation Committee of the Board of Directors approved the grant of 2,160 shares of restricted stock, effective June 18, 2012, to the five non-employee directors of the Company. The grant date fair value was $55.55 per share. Under the terms of the restricted stock award agreements with the non-employee directors, the shares of restricted stock are scheduled to vest on the third anniversary of the date of grant, assuming that the recipient of the grant continues to serve as a director of the Company on the vesting date. Compensation expense for this grant is being recognized on a straight-line basis over three years.
On March 4, 2013, the Compensation Committee of the Board of Directors approved the grant of a total of 2,390 shares of restricted stock, effective March 4, 2013, to the five non-employee directors of the Company. The grant date fair value was $52.32 per share. Under the terms of the restricted stock award agreements with the non-employee directors, the shares of restricted stock are scheduled to vest on the third anniversary of the date of grant, assuming that the recipient of the grant continues to serve as a director of the Company on the vesting date. Compensation expense for this grant is being recognized on a straight-line basis over three years.
On January 27, 2014, the Compensation Committee of the Board of Directors approved the grant of a total of 4,808 shares of restricted stock, effective January 27, 2014, to certain of the non-employee directors of the Company. The grant date fair value was $58.22 per share. Under the terms of the restricted stock award agreements with the non-employee directors, the shares of restricted stock are scheduled to vest on the first anniversary of the date of grant, assuming that the recipient of the grant continues to serve as a director of the Company on the vesting date. Compensation expense for this grant will be recognized on a straight-line basis over one year.
A summary of activity under the 2005 Restricted Stock Plan and the 2012 Restricted Stock Plan for Non-Employee Directors (the “Plans”) for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock outstanding at beginning of period	153,674	$58.15	94,729	$59.12
Granted	4,808	58.22	2,390	52.32
Vested	—	—	—	—
Nonvested stock outstanding at end of period	158,482	$58.15	97,119	$58.95
As of March 31, 2014, there was $7,250,751 of unrecognized compensation cost related to non-vested restricted stock granted under the Plans.
9.     FINANCING RECEIVABLES
Short-Term Payment Plans
The Company has sold information and patient care systems to certain healthcare providers under short-term payment plans, which typically have expected terms from 3 to 12 months. These receivables, included in the current portion of financing receivables, were comprised of the following on March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Short-term payment plans, gross	$24,116,393	$25,317,770
Less: allowance for losses	(1,205,820)	(1,265,889)
Less: unearned income	—	—
Short-term payment plans, net	$22,910,573	$24,051,881

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
The components of these lease receivables were as follows on March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Sales-type leases, gross	1,846,490	2,081,512
Less: allowance for losses	(88,860)	(99,301)
Less: unearned income	(69,276)	(95,499)
Sales-type leases, net	$1,688,354	$1,886,712
Future minimum lease payments to be received subsequent to March 31, 2014 are as follows:

2014	$1,040,582
2015	589,499
2016	160,150
2017	56,259
2018	—
Thereafter	—

Total minimum lease payments to be received	1,846,490
Less unearned income	(69,276)

Net lease receivables	$1,777,214

Credit Quality of Financing Receivables and Allowance for Credit Losses
The following table is a roll-forward of the allowance for financing credit losses for the three months ended March 31, 2014 and year ended December 31, 2013:

	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
March 31, 2014	$1,365,190	$(70,510)	$—	$—	$1,294,680
December 31, 2013	$662,315	$1,309,160	$(606,285)	$—	$1,365,190
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

Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. To facilitate customer collection and credit monitoring efforts, financing receivable amounts are invoiced and reclassified to trade accounts receivable when they become due, with all invoiced amounts placed on nonaccrual status. As a result, all past due amounts related to the Company’s financing receivables are included in trade accounts receivable in the accompanying Condensed Consolidated Balance Sheets. The following is an analysis of the age of financing receivables amounts (excluding short-term payment plans) that have been reclassified to trade accounts receivable and were past due as of March 31, 2014 and December 31, 2013:

	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due
March 31, 2014	$422,556	$89,794	$57,429	$569,779
December 31, 2013	$511,792	$85,738	$57,429	$654,959
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
Because amounts are reclassified to trade accounts receivable when they become due, there are no past due amounts included within financing receivables in the accompanying Condensed Consolidated Balance Sheets.
The Company utilizes an aging of trade accounts receivable as the primary credit quality indicator for its financing receivables, which is facilitated by the reclassification of customer payment amounts to trade accounts receivable when they become due. The table below categorizes customer financing receivable balances (excluding short term payment plans), none of which are considered past due, according to the age of the oldest related payment outstanding within trade accounts receivable:

	March 31, 2014	December 31, 2013
Customer balances with amounts reclassified to trade accounts receivable that are:
1 to 90 Days Past Due	$846,472	$1,322,823
91 to 180 Days Past Due	502,848	368,424
181 + Days Past Due	37,537	37,537
Total customer balances with past due amounts reclassified to trade accounts receivable	$1,386,857	$1,728,784
Total customer balances with no past due amounts reclassified to trade accounts receivable	390,357	257,229
Total financing receivables with contractual maturities of one year or less	24,116,393	25,317,770
Less allowance for losses	(1,294,680)	(1,365,190)
Total financing receivables	$24,598,927	$25,938,593
First Generation Meaningful Use Installment Plans
During 2012, the Company entered into multiple customer license agreements with payment terms requiring the customer to remit to the Company incentive payments (not to exceed the remaining balance of the contract price) received under the American Recovery and Reinvestment Act of 2009 (“ARRA”) for adoption of qualifying electronic health records (“EHRs”), with only nominal payment amounts required until the customer’s receipt of such incentive payments ("First Generation Meaningful Use Installment Plans"). If no such incentive payments are received by the customer or if such payments are not sufficient to pay the remaining balance under the arrangement, payments continue at contracted nominal amounts until the balance of the contract price is paid in full. Because of the significant difference in the underlying economics of these arrangements compared to our historical financing receivables, management has determined that these arrangements are not comparable to historical arrangements. In accordance with the Software topic and Revenue Recognition subtopic of the Codification, the Company recognizes revenue related to these arrangements as the amounts become due. Anticipated future cash flows from these 2012 licensing arrangements are excluded from the Company’s financing receivables and deferred revenue in the accompanying Condensed Consolidated Balance Sheets. Direct, incremental costs in the amount of $93,879, included as a component of prepaid expenses and other in the accompanying Condensed Consolidated Balance Sheets, have been capitalized as of March 31, 2014 related to these arrangements.
Second Generation Meaningful Use Installment Plans
Beginning in the fourth quarter of 2012, we ceased offering First Generation Meaningful Use Installment Plans to our customers, opting instead for license agreements with payment terms that provide us with greater visibility into and control over the customer's meaningful use attestation process and significantly reducing the maximum timeframe over which customers must satisfy their full payment obligations in purchasing our system (“Second Generation Meaningful Use Installment Plans”). As the overall payment period durations of the Second Generation Meaningful Use Installment Plans are consistent with that of our historical system sale financing arrangements, revenues under the Second Generation Meaningful Use Installment Plans are recognized upon installation of our EHR solution. Consistent with the terms of the respective agreements, all related amounts are included as a component of financing receivables, current portion, net in the accompanying Condensed Consolidated Balance Sheets and as a component of short-term payment plans within this Note 9.
10.     COMMITMENTS AND CONTINGENCIES
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
The fair values of the Company’s available-for-sale securities are based on matrix pricing for the periods ended March 31, 2014 and December 31, 2013, which uses observable market-based inputs (such as benchmark yields) in addition to quoted prices in active markets to derive fair values. As a result, these inputs are classified as Level 2 within the fair value hierarchy. We generally apply fair value techniques on a non-recurring basis associated with (1) valuing potential impairment loss related to financing receivables accounted for pursuant to Codification topic, Leases, and (2) valuing potential impairment loss related to long-lived assets accounted for pursuant to Codification topic, Property, Plant and Equipment, when events or circumstances indicate a possible impairment.

The following tables summarize the carrying amounts and fair values of certain assets and liabilities at March 31, 2014 and December 31, 2013:

		Fair Value at March 31, 2014 Using
		Quoted Prices in
	Carrying	Active Markets for	Significant Other	Significant
	Amount at	Identical Assets	Observable Inputs	Unobservable Inputs
	3/31/2014	(Level 1)	(Level 2)	(Level 3)
Description
Available-for-sale securities
Short-term investments (money market funds and accrued income)	$1,050,055	$—	$1,050,055	$—
Obligations of U.S. Treasury, U.S. government corporations and agencies	3,779,156	—	3,779,156	—
Mortgage backed securities	76,386	—	76,386	—
Corporate debt securities	5,798,813	—	5,798,813	—
Total available-for-sale securities	$10,704,410	$—	$10,704,410	$—

		Fair Value at December 31, 2013 Using
		Quoted Prices in
	Carrying	Active Markets for	Significant Other	Significant
	Amount at	Identical Assets	Observable Inputs	Unobservable Inputs
	12/31/2013	(Level 1)	(Level 2)	(Level 3)
Description
Available-for-sale securities
Short-term investments (money market funds and accrued income)	$3,402,921	$—	$3,402,921	$—
Obligations of U.S. Treasury, U.S. government corporations and agencies	2,748,850	—	2,748,850	—
Mortgage backed securities	81,112	—	81,112	—
Corporate debt securities	4,469,743	—	4,469,743	—
Total available-for-sale securities	$10,702,626	$—	$10,702,626	$—
Accrued income in the above tables represents earnings due and payable to our investment portfolio at any point in time but not yet received.
The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximates their fair values because of the short-term nature of these instruments.
12.     RECENT ACCOUNTING PRONOUNCEMENTS
New Accounting Standards Adopted in 2014
There were no new standards required to be adopted during the three months ended March 31, 2014 that are expected to have a material impact on our financial statements.
New Accounting Standards Yet to be Adopted
There are no new standards required to be adopted in future periods that are expected to have a material impact on our financial statements.
13.     SUBSEQUENT EVENTS
On May 1, 2014, the Company announced a dividend for the second quarter of 2014 in the amount of $0.57 per share, payable on May 30, 2014, to stockholders of record as of the close of business on May 15, 2014.

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
Additional information concerning these and other factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission.
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
Management Overview
Historically we have primarily sought revenue growth through sales of healthcare information technology systems and related services to existing and new customers within our historic target market. Our strategy has produced consistent revenue growth over the long-term, as reflected in five- and ten-year compounded annual growth rates in revenues of approximately 10.9% and 9.5%, respectively, as of the end of our most recently completed fiscal year. Selling new and additional products and services to our existing customer base is an important part of CPSI’s future revenue growth. We believe that as our customer base grows, the demand for additional products and services, including business management services, will also continue to grow, supporting further increases in recurring revenues. We also expect to drive revenue growth from new product development that we may generate from our research and development activities.
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
As our new system installation customers have expected significant future cash inflows in the form of electronic health record ("EHR") incentive payments from the federal and state governments, we have experienced a significant demand for financing arrangements allowing these customers to minimize the near-term impact on their current cash resources. Our response to such demand has been the implementation of financing arrangements that allow customers to utilize anticipated cash inflows under the EHR incentive program in satisfaction of their payment obligations in purchasing our EHR solution. These payment terms have been particularly pervasive in the population of our new system installations since 2011, with such arrangements comprising nearly all new system installations during 2013 as this was the last year an eligible hospital could begin participation in the EHR incentive program and receive the full four years of incentive payments under the program. Customers seeking and receiving such financing arrangements comprised less than half of our new system installations during the three months ended March 31, 2014. Historically, we have made financing arrangements available to customers on a case-by-case basis depending upon various aspects of the proposed contract and customer attributes. These financing arrangements include short-term payment plans, longer-term lease financing through us or third-party financing companies, and Software as a

Service ("SaaS") arrangements. We intend to continue to work with prospective customers to provide for financing arrangements to purchase our systems so long as such arrangements do not adversely affect our financial position or long-term liquidity. We believe that meeting the financial needs of rural and community hospitals while allowing for the profitable expansion of our footprint in this market will remain both an opportunity and a challenge for us in the foreseeable future.
Despite ongoing challenging economic conditions generally, we have not experienced a decline in demand for our products and services, and our collections of receivables remain consistent with historical trends.
American Recovery and Reinvestment Act of 2009
While ongoing challenging economic conditions have impacted and are expected to continue to impact the rural and community hospitals that comprise our target market, we believe that the incentives offered by the American Recovery and Reinvestment Act of 2009 (the "ARRA") for the adoption of qualifying EHRs has increased and will continue to increase demand for healthcare information technology and will have a positive impact on our business prospects through 2015. As of March 31, 2014, incentive payments totaling $22.9 billion have been made to aid healthcare organizations in modernizing their operations through the acquisition and wide-spread use of healthcare information technology. These incentive payments began in 2011 and will continue through 2015, but if an eligible healthcare provider does not begin to demonstrate meaningful use of an EHR by October 1, 2014, then reimbursement under Medicare will begin to be reduced.
We have been focused on ensuring that we take the necessary steps to meet the needs of rural and community hospitals to help them gain access to the incentives made available under the ARRA. Primary among those steps is ensuring that our technology meets the ARRA’s EHR certification requirements. During 2010, both our hospital and medical practice EHR solutions were certified as a complete EHR by CCHIT®. Receiving this certification for both our hospital and medical practice EHR products ensures that both hospitals and providers using our EHR systems can attain "meaningful use" of EHRs and qualify for certain EHR incentives. Continuing this focus on ensuring that our technology meets the ARRA's EHR certification requirements, during 2013 Version 19 of our hospital and medical practice EHR systems were certified by CCHIT® as complete EHRs in compliance with the Office of the National Coordinator for Health Information Technology ("ONC") 2014 Edition criteria. The ONC 2014 Edition criteria support both stage one and stage two meaningful use measures required to qualify eligible hospitals and providers for funding under the ARRA.
According to the most recently available data reported by the ONC and the Centers for Medicare and Medicaid Services ("CMS"), as of February 28, 2014, CPSI is third among all vendors in terms of the number of successful hospital customer attestations for complete EHR systems. As a result of our obtaining the CCHIT® certification and our track record with our hospital customers successfully achieving meaningful use, the ARRA has had and should continue to have a positive impact on our business and the businesses of the rural and community hospitals that comprise our target market.
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

Deficit Reduction/Sequestration
President Obama signed legislation in August 2011, the Budget Control Act of 2011, to increase the U.S. debt ceiling. This legislation mandates significant cuts in federal spending over the next decade, as the special bipartisan Congressional committee appointed under the legislation failed to take any action on deficit reduction. Although Medicaid is specifically exempted from the federal spending cuts mandated by the legislation, it calls for a reduction of up to 2% in federal Medicare spending, all of which will be achieved by reduced reimbursements to healthcare providers. With the passage of the American Taxpayer Relief Act of 2012, the reduced reimbursements provided for under the Budget Control Act took effect starting on March 1, 2013. As our hospital customers rely heavily on reimbursements from Medicare to fund their operations, this reduction in reimbursement rates, although capped at 2%, could negatively affect the businesses of our customers and our business. As of the date of this filing, we have not experienced significant adverse effects on our business or results from operations from this reduction in reimbursement rates.
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
Results of Operations
During the three months ended March 31, 2014, we generated revenues of $52.1 million from the sale of our products and services, as compared to $49.5 million in the three months ended March 31, 2013, an increase of 5.1% that is primarily attributed to continued growth in our business management, consulting and managed IT services revenues due to an expansion of service offerings complemented by an expanding customer base for our previously existing service offerings. We installed our core financial and patient accounting system in nine new hospitals in the first three months of 2014 compared to seven in the first three months of 2013. Additionally, our expanding customer base resulted in continued growth in support and maintenance revenues. Our net income for the three months ended March 31, 2014 increased 11.1% from the first three months of 2013, while cash flow from operations increased 138.3%, primarily as a result of decreased utilization of Second Generation Meaningful Use Installment Plans and increased collections of amounts previously recorded under such arrangements.
As mentioned above, our operations have been significantly affected by the EHR incentives offered under the ARRA and the related reduction in Medicare reimbursement rates for those providers that fail to demonstrate meaningful use of EHR by October 1, 2014. "Meaningful use" of EHR under the ARRA refers to a set of core criteria that medical providers must meet in order to prove that they are using their EHR as an effective tool in their practice, plus additional a la carte menu items. Meaningful use is measured in three stages, with each stage representing a level of adoption of EHR. EHR incentive payments to eligible hospitals meeting the stage one criteria began in 2011. Eligible hospitals that did not meet the stage one criteria by October 1, 2013 will experience a decrease in the overall incentive payments for which they are eligible under the incentive program. To achieve the stage one criteria, eligible hospitals are required to meet 14 core objectives and five menu objectives that they select from a total list of 10. Stage two criteria, published in September 2012, became effective at the beginning of the federal government's 2014 fiscal year (October 1, 2013) and require eligible hospitals to meet 16 core objectives and three menu objectives to be selected from a total list of six. Most of the stage one objectives are core objectives under stage two, but the thresholds that providers must meet to satisfy these objectives for stage two have been raised. Stage three criteria (the final rules for which have not yet been published) are expected to become effective at the beginning of the federal government's 2017 fiscal year (October 1, 2016).
In the first year of participation in the EHR incentive program, eligible hospitals are required to report compliance with stage one requirements for a consecutive 90-day period during the federal government's fiscal year to qualify for incentive payments. For subsequent years, the original rules required eligible hospitals to report compliance with meaningful use standards for a full EHR reporting year. However, for fiscal 2014 CMS is permitting a one-time three-month reporting period to allow providers time to adopt EHR technology that is in compliance with the ONC 2014 Edition criteria. For eligible hospitals, this three-month reporting period is fixed to the quarter of the federal government's fiscal year. As a result of the required deadlines associated with these compliance periods, in order for eligible hospitals to maximize potential EHR incentive payments and avoid the aforementioned reduction in Medicare reimbursement rates for failure to demonstrate meaningful use of EHR by October 1, 2014, our financial results have become and will remain uneven during the term of the ARRA program, with system sales activity relating to ARRA likely being higher in the first two quarters of our fiscal year and lower in the last two quarters of our fiscal year. However, due to the timing of revenue recognition on the remaining $2.6 million of accumulated unrecognized revenue related to First Generation Meaningful Use Installment Plans as discussed below, our recognition of revenue for the remainder of 2014 may not be in a pattern consistent with changes in system sales activity.

First Generation Meaningful Use Installment Plans. During 2012, we included language in certain of our customer license agreements that more evenly matched customers’ anticipated cash inflows under the EHR incentive program with the necessary cash outflows for purchasing our EHR solution ("First Generation Meaningful Use Installment Plans"). Under these arrangements, a customer is required to remit to us Medicare and Medicaid incentive payments (not to exceed the remaining balance under the arrangement) received for adoption of qualifying EHRs upon receipt of such funds, with only nominal payments required until the customer’s receipt of such incentive payments. If no such incentive payments are received by the customer or if such payments are not sufficient to pay the remaining balance under the arrangement, payments continue at contracted nominal amounts until the balance of the contract price is paid in full. EHR incentive payments aside, these nominal payment amounts would result in the overall duration of the payment periods significantly exceeding that of our historical financing arrangements. As a result, revenue from these arrangements is recognized as the amounts become due. As of March 31, 2014, we have remaining accumulated unrecognized revenue of $2.6 million to be recognized as the amounts become due under these contracts. Of the customers contributing to the $2.6 million in accumulated unrecognized revenue as of the date of this filing, all have attested to stage one of meaningful use as of the date of this filing, with half of those customers attesting to stage one having already received related first year Medicare and Medicaid incentive payments.
Our experience suggests an average time from successful attestation in stage one to receipt of funds from Medicare under the EHR incentive program of approximately six weeks. Overall with respect to these contracts, we have typically experienced a timeframe of 6 to 12 months from the date of installation to receipt of funds under the EHR incentive program. While those customers contributing to the $2.6 million of accumulated unrecognized revenue have experienced significantly expanded timeframes from installation to receipt of incentive funds, we do not consider the events giving rise to such timeframe expansion to be indicative of an increased risk of noncompliance with the ARRA requirements, collectibility or eventual revenue recognition. The final new system installation under a First Generation Meaningful Use Installment Plan was performed during the fourth quarter of 2012, and the Company does not expect to offer such payment terms going forward. As a result, aside from the anticipated recognition of the $2.6 million of accumulated unrecognized revenue as of March 31, 2014, we do not expect First Generation Meaningful Use Installment Plans to have a significant impact on our future financial statements.
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
We expect the demand for financing arrangements to continue for the next few years, but at a lower frequency than that experienced during 2012 and 2013. As a result, our financing receivables balances are expected to continue to decrease as collections of currently outstanding amounts are expected to exceed additional receivables recorded under such arrangements.

The following table sets forth certain items included in our results of operations for the three months ended March 31, 2014 and 2013, expressed as a percentage of our total revenues for these periods (dollar amounts in thousands):

	Three Months Ended March 31,
	2014		2013
	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
System sales	$20,453	39.3%	$20,722	41.8%
Support and maintenance	18,245	35.0%	17,677	35.7%
Business management, consulting and managed IT services	13,396	25.7%	11,150	22.5%
Total sales revenues	52,094	100.0%	49,549	100.0%
Costs of sales:
System sales	11,193	21.5%	13,251	26.7%
Support and maintenance	7,374	14.2%	7,239	14.6%
Business management, consulting and managed IT services	9,092	17.5%	6,940	14.0%
Total costs of sales	27,659	53.1%	27,430	55.4%
Gross profit	24,435	46.9%	22,119	44.6%
Operating expenses:
Sales and marketing	3,964	7.6%	3,576	7.2%
General and administrative	8,484	16.3%	8,434	17.0%
Total operating expenses	12,448	23.9%	12,010	24.2%
Operating income	11,987	23.0%	10,109	20.4%
Other income (expense):
Other income (expense)	(41)	(0.1)%	136	0.3%
Total other income (expense)	(41)	(0.1)%	136	0.3%
Income before taxes	11,946	22.9%	10,245	20.7%
Provision for income taxes	4,231	8.1%	3,302	6.7%
Net income	$7,715	14.8%	$6,943	14.0%
Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013
Revenues. Total revenues for the three months ended March 31, 2014 increased 5.1%, or $2.5 million, compared to the three months ended March 31, 2013. This was largely attributable to a combined $2.8 million increase in support and maintenance revenues and business management, consulting and managed IT services revenues due to a larger customer base and increased applications within that customer base requiring support and maintenance services, as well as increased demand for and market acceptance of our business management, consulting and managed IT services. The combined increase in support and maintenance revenues and business management, consulting and managed IT services revenues were partially offset by a $0.3 million decrease in system sales revenues, primarily caused by a decrease in revenue recognized under First Generation Meaningful Use Installment Plans.
System sales revenues decreased by 1.3%, or $0.3 million, for the comparative three-month periods. New system installation activity increased slightly from period to period, as we completed financial and patient software system installations at nine new hospital clients in the first quarter of 2014 (one of which was under a SaaS arrangement) compared to seven in the first quarter of 2013 (none of which were under SaaS arrangements). Sales to existing customers, which accounted for 65.8% of our system sales revenues for the first quarter of 2014 compared to 57.3% for the first quarter of 2013, increased 13.4%, or $1.6 million, as a result of increased installations within our existing customer base of our Physician Documentation application, a critical application in achieving stage two of meaningful use criteria. During 2012, the Company installed systems under First Generation Meaningful Use Installment Plans for which a substantial majority of the consideration is not received or revenue recognized until the customers successfully achieve "meaningful use" designation and receive related stage one ARRA incentive payments. These arrangements resulted in $0.2 million and $1.8 million of revenue recognized (net of additional unrecognized revenue accumulated) during the first quarter of 2014 and 2013, respectively. Excluding the net effect on revenue resulting from these arrangements, adjusted system sales (as hereinafter defined in the "Non-GAAP Financial Measures" section below) increased $1.4 million, or 7.3%, due to the increase in add-on sales to existing customers.
Support and maintenance revenues increased by 3.2%, or $0.6 million, for the comparative three-month periods. Support service fees increased by 6.1%, or $1.0 million, due to an increase in recurring revenues as a result of a larger customer base, an increase in support fees for add-on business sold to existing customers, and increases in support rates from contractually agreed upon Consumer Price Index (“CPI”) rate increases. The increase in support service fees was partially offset by a 47.6%, or $0.3 million, decrease in SaaS, hosting and other fees as a result of the high volume during the trailing twelve months of conversions of previously installed SaaS arrangements to perpetual licenses at the customers' request.
Business management, consulting and managed IT services revenues increased by 20.2%, or $2.2 million, for the comparative three-month periods. We experienced this increase in business management, consulting and managed IT services revenues primarily as a result of an expansion of service offerings complemented by an expanding customer base for our previously existing service offerings. Of our previously existing service offerings, we have experienced growth in customer demand for accounts receivables management (increasing 18.9%, or $0.6 million) and private pay services (increasing 8.1%, or $0.2 million) as a result of more effective marketing of these services. The introduction and continued maturation of our recently introduced service offerings has resulted in increased demand for our clinical consulting (increasing 121.7%, or $0.4 million) and cloud computing services (a component of managed IT services, increasing 49.9%, or $0.1 million). The introduction of medical coding services (a component of consulting services) in the fourth quarter of 2013 resulted in revenues of $0.2 million during the three months ended March 31, 2014 compared to none in the three months ended March 31, 2013. We also experienced a $0.3 million increase in reimbursed travel costs as a result of the increased utilization of our clinical consulting resources.
Costs of Sales. Total costs of sales increased by 0.8%, or $0.2 million, for the comparative three-month periods. As a percentage of total revenues, costs of sales decreased slightly to 53.1% from 55.4%.
Costs of system sales decreased by 15.5%, or $2.1 million, for the comparative three-month periods. The decrease in costs of system sales was primarily due to decreases in travel costs and cost of equipment. Travel costs decreased $1.3 million for the comparative three month periods as the Company's system installations for the first quarter of 2013 were more heavily concentrated in geographic areas requiring higher travel costs. Cost of equipment decreased $0.5 million as new and add-on installations are becoming progressively less equipment-intensive. The gross margin on system sales increased to 45.3% for the three-month period ended March 31, 2014 from 36.1% in the three-month period ended March 31, 2013. Excluding the net effect on revenue resulting from First Generation Meaningful Use Installment Plans (which were used by the Company in 2012) and the deferral of the related cost of equipment, the adjusted gross margin on system sales (as hereinafter defined in the “Non-GAAP Financial Measures” section below) increased to 44.9% in the three-month period ended March 31, 2014 from 30.2% in the three-month period ended March 31, 2013. The table below summarizes the major components of costs of system sales as a percentage of system sales revenues:

	Three Months Ended
	March 31, 2014	March 31, 2013
Payroll and related expenses	30.2%	30.4%
Travel expenses	12.5%	18.8%
Cost of equipment	6.6%	9.0%
Excluding the net effect on revenue and cost of equipment resulting from First Generation Meaningful Use Installment Plans, payroll and related expenses, travel expense, and adjusted cost of equipment (as hereinafter defined in the “Non-GAAP Financial Measures” section below) would represent 30.5%, 12.6% and 6.9%, respectively, of adjusted system sales (as hereinafter defined in the “Non-GAAP Financial Measures” section below) for the first quarter of 2014 compared to 33.3%, 20.6% and 9.6%, respectively, for the first quarter of 2013. Please see the tables set forth below under the caption “Non-GAAP Financial Measures” for a reconciliation of each of these non-GAAP financial measures to the comparable financial measure determined in accordance with generally accepted accounting principles in the United States (“GAAP”).
Costs of support and maintenance increased 1.7%, or $0.1 million, for the comparative three-month periods, primarily due to an increase in infrastructure equipment purchased and expensed pursuant to our capitalization policies, which were modified during the first quarter of 2014 in response to certain safe harbor provisions included in recently published Internal Revenue Service regulations governing tangible property. The gross margin on support and maintenance revenues increased slightly to 59.6% for the three-month period ended March 31, 2014 from 59.0% for the three-month period ended March 31, 2013.
Our costs associated with business management, consulting and managed IT services increased 31.3%, or $2.2 million, for the comparative three-month periods, due primarily to an increase in payroll and related expenses. The gross margin on these services decreased to 32.1% for the three-month period ended March 31, 2014 from 37.9% for the three-month period ended March 31, 2013 due to the disproportionate increase in payroll and related expenses versus revenues. Payroll and related expenses increased 31.5%, or $1.4 million, as a result of adding more employees during the trailing twelve months in order to support and develop our growing customer base and increase capacity in advance of anticipated future increases in demand. For similar reasons, we have experienced a $0.3 million increase in temporary labor costs. We also experienced a $0.3 million increase in related travel costs, primarily due to the increased volume of clinical consulting engagements and increased sales generation efforts.
Sales and Marketing Expenses. Sales and marketing expenses increased 10.9%, or $0.4 million, for the comparative three-month periods. This increase was primarily attributable to a $0.1 million increase in commission expense related to the increase in adjusted system sales, a $0.1 million increase in stock-based compensation expense as a result of additional grants of restricted stock to our executive officers during the third quarter of 2013, and a $0.2 million increase in costs associated with collaborative arrangements associated with our membership in CommonWell Health Alliance, in particular relating to the development of interoperability standards for the healthcare information technology industry.
General and Administrative Expenses. General and administrative expenses increased 0.6%, or $0.1 million, for the comparative three-month periods, as increases in payroll and related costs and costs associated with our defined contribution employee retirement plan have been largely offset by decreases in expenses associated with our self-insured group healthcare plans offered to our employees. Payroll and related costs increased 39.3%, or $0.5 million, due to increased stock-based compensation costs resulting from additional grants of restricted stock to our executive officers during the third quarter of 2013 and non-employee directors during the first quarter of 2014 and increased costs related to our incentive bonus program for certain members of management as profitability growth has improved from the first quarter of 2013 to the first quarter of 2014. Costs associated with our defined contribution employee retirement plan increased 13.8%, or $0.2 million, due to an increased number of participants eligible for the Company's discretionary employer matching contribution. Costs associated with our self-insured group healthcare plans decreased as we experienced historically severe claims experience in the first quarter of 2013, with such costs returning to more typical levels during the first quarter of 2014.
As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses decreased to 23.9% for the three-month period ended March 31, 2014 compared to 24.2% for the three-month period ended March 31, 2013.
As a result of the foregoing factors, income before taxes increased by 16.6%, or $1.7 million, from the three months ended March 31, 2013.
Income Taxes. Our effective income tax rate for the three-month periods ended March 31, 2014 and 2013 was 35.4% and 32.2%, respectively. The federal research and development tax credit expired effective December 31, 2011, but was retroactively extended for amounts incurred from January 1, 2012 through December 31, 2013, when the American Taxpayer Relief Act of 2012 (“ATRA”) was signed into law in January 2013. No tax benefit from these credits was recorded during 2012 as applicable accounting standards require that such benefits are to be recorded in the period that the legislation is enacted. Instead, the Company recognized the full net benefit for the federal research and development tax credit for the entire 2012 fiscal year during the three months ended March 31, 2013, in addition to estimated amounts related to the first quarter of 2013. As the federal research and development tax credit, as extended by the ATRA, expired effective December 31, 2013 and has yet to be extended for fiscal year 2014 as of March 31, 2014, no tax benefit from these credits has been recorded for the three months ended March 31, 2014.
Net Income. Net income for the three months ended March 31, 2014 increased by 11.1%, or $0.8 million, to $7.7 million, or $0.69 per basic and diluted share, as compared with net income of $6.9 million, or $0.63 per basic and diluted share, for the three months ended March 31, 2013. Net income represented 14.8% of revenue for the three months ended March 31, 2014, as compared to 14.0% of revenue for the three months ended March 31, 2013.
Liquidity and Capital Resources
As of March 31, 2014, we had cash and cash equivalents of $18.5 million, compared to $6.8 million at March 31, 2013. This increase in cash and cash equivalents is mostly due to a significant increase in net cash provided by operating activities and a significant decrease in cash used for investing activities, as discussed below. Management believes that cash and investments plus cash generated from our normal operating activities should be adequate to fund our business for at least the next twelve months. Our principal source of liquidity has been cash provided by operating activities. Cash provided by operating activities has been used primarily to fund the growth in our business and return cash to stockholders in the form of dividends. We believe that paying dividends is an effective way of providing an investment return to our stockholders and a beneficial use of our cash. However, the declaration of dividends by CPSI is subject to the discretion of our Board of Directors. Our Board of Directors will continue to take into account such matters as general business conditions, our financial results and such other factors as our Board of Directors may deem relevant.

Net cash provided by operating activities for the three months ended March 31, 2014 was $13.2 million, compared to $5.5 million for the three months ended March 31, 2013. This 138.3% increase in net cash provided by operating activities far outpaces our 11.1% increase in net income from the first three months of 2013 to the first three months of 2014 and primarily results from the combined effects of decreased utilization of Second Generation Meaningful Use Installment Plans in the first quarter of 2014 compared to the first quarter of 2013 and a significant increase in collections made pursuant to those arrangements during the first quarter of 2014.
As previously stated, for the first two years following execution of such an arrangement, customers are only required to remit to us Medicare and Medicaid incentive payments (not to exceed the remaining balance under the arrangement) received for adoption of a qualifying EHR upon receipt of such funds. All seven of our new customer installations during the first quarter of 2013 were under Second Generation Meaningful Use Installment Plans, resulting in significant increases in our financing receivables balances. Of the nine new customer installations during the first quarter of 2014, only four were under Second Generation Meaningful Use Plans while one was under a SaaS arrangement, with the remaining four containing more traditional payment terms resulting in payments due as the respective installations are completed. Our collections of amounts due under Second Generation Meaningful Use Installment Plans increased from $1.0 million during the first quarter of 2013 to $6.4 million during the first quarter of 2014, as these arrangements were relatively new in 2013 with very few of these customers having completed the attestation period and administrative actions necessary to receive related incentive payments as of March 31, 2013. The prevalence of these arrangements during the remainder of 2013 has resulted in an expanded population of customers under such arrangements and, when coupled with successful attestations in the trailing twelve months, has resulted in an increased volume of customers receiving incentive payments and, consequently, significantly higher collections during the first quarter of 2014.
We continue to experience customers seeking financing arrangements for system installations, in particular due to the desire and ability of customers to minimize the near-term impact that purchasing our system will have on their current cash resources by utilizing cash inflows expected under the EHR incentive program. We expect this demand for financing arrangements for system installations to continue during the next twelve months, which could result in increases in our financing receivables, although at lower levels than that experienced during 2013. The potential increase in financing receivables, although offset by periodic collections of previously outstanding amounts, could temporarily have a negative impact on our net cash provided by operating activities.
Net cash used in investing activities totaled less than $0.1 million for the three months ended March 31, 2014, compared to $2.0 million for the three months ended March 31, 2013. We used cash for the purchase of $2.0 million of property and equipment during the first three months of 2013, with nearly half of that amount related to the build-out of our new facility in Fairhope, Alabama. Capital expenditures were less than $0.1 million during the first three months of 2014, and we do not anticipate the need for significant capital expenditures during the remainder of 2014.
Net cash used in financing activities totaled $6.3 million for the three months ended March 31, 2014, compared to $5.6 million for the three months ended March 31, 2013. During the three months ended March 31, 2014, we increased our dividend rate 11.8% to $0.57 per share from $0.51 per share.
Our days sales outstanding, which represents the average collection time for accounts receivable, for the three months ended March 31, 2014 and 2013 were 45 and 38 days, respectively.
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
Backlog
Backlog consists of revenues we reasonably expect to recognize over the next twelve months under existing contracts, and excludes amounts to be recognized in subsequent periods related to First Generation Meaningful Use Installment Plans. The revenues to be recognized may relate to a combination of one-time fees for system sales and recurring fees for support and maintenance, business management, consulting and managed IT services. As of March 31, 2014, we had a twelve-month backlog of approximately $53.2 million in connection with non-recurring system purchases and approximately $117.2 million in connection with recurring payments under support and maintenance, business management, consulting and managed IT services. As of March 31, 2013, we had a twelve-month backlog of approximately $46.9 million in connection with non-recurring system purchases and approximately $110.8 million in connection with recurring payments under support and maintenance, business management, consulting and managed IT services. Our backlog increase is the result of new contracts signed in the trailing twelve months to be installed over the next twelve months, as well as an increase in our customer base for recurring business.
Off Balance Sheet Arrangements
We had no off-balance sheet arrangements, as defined by Item 303(a)(4) of SEC Regulation S-K, as of March 31, 2014.
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
In our Annual Report on Form 10-K for the year ended December 31, 2013, we identified our critical accounting polices related to revenue recognition, allowance for doubtful accounts, allowance for credit losses and estimates. There have been no significant changes to these critical accounting policies for the three months ended March 31, 2014.
Non-GAAP Financial Measures
We have included in the discussion under the caption “Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013” above financial measures that were not prepared in accordance with GAAP. Any analysis of non-GAAP financial measures should be made only in conjunction with results presented in accordance with GAAP. Below, we define each of these non-GAAP financial measures, provide a reconciliation of each non-GAAP financial measure to the most directly comparable financial measure calculated in accordance with GAAP, and discuss the reasons that we believe this information is useful to management and may be useful to investors.
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

Set forth below are reconciliations of adjusted gross margin on system sales, adjusted cost of equipment, and adjusted system sales to the comparable financial measures calculated in accordance with GAAP (dollar amounts in thousands):
Adjusted Gross Margin on System Sales

	Three Months Ended
	March 31, 2014	March 31, 2013
Gross margin on system sales	$9,260	$7,471
Add: Unrecognized revenue accumulated related to First Generation Meaningful Use Installment Plans	11	483
Less: Revenue recognized related to First Generation Meaningful Use Installment Plans	(165)	(2,293)
Less: Deferred cost of equipment related to First Generation Meaningful Use Installment Plans	—	(9)
Add: Amortization of deferred cost of equipment related to First Generation Meaningful Use Installment Plans	11	53
Adjusted gross margin on system sales	$9,117	$5,705
Adjusted Cost of Equipment

	Three Months Ended
	March 31, 2014	March 31, 2013
Cost of equipment	$1,347	$1,859
Add: Deferred cost of equipment related to First Generation Meaningful Use Installment Plans	—	9
Less: Amortization of deferred cost of equipment related to First Generation Meaningful Use Installment Plans	(11)	(53)
Adjusted cost of equipment	$1,336	$1,815
Adjusted System Sales

	Three Months Ended
	March 31, 2014	March 31, 2013
System sales	$20,453	$20,722
Add: Unrecognized revenue accumulated related to First Generation Meaningful Use Installment Plans	11	483
Less: Revenue recognized related to First Generation Meaningful Use Installment Plans	(165)	(2,293)
Adjusted system sales	$20,299	$18,912

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk relates primarily to the potential change in the value of our investment portfolio as a result of fluctuations in interest rates. The primary purpose of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk of loss. As of March 31, 2014, our investment portfolio consisted of a variety of financial instruments, primarily including, but not limited to, money market securities and high quality government and corporate obligations. It is our intent to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We do not hold financial instruments for trading or other speculative purposes. The securities in our investment portfolio are classified as available-for-sale and, consequently, are recorded on our balance sheet at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

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
The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of March 31, 2014.

	Aggregate Fair Value	Weighted Average Interest Rate
Cash and Cash Equivalents:
Cash and cash equivalents	$18,549,241	—%
Short-Term Investments: (1)
Accrued income	$37,651	—%
Money market funds	1,012,404	0.05%
Obligations of the U.S. Treasury, U.S government corporations and agencies	1,000,705	0.52%
Corporate debt securities	3,106,559	2.79%
Total short-term investments	$5,157,319
Long-Term Investments: (2)
Obligations of the U.S. Treasury, U.S government corporations and agencies	$2,778,451	1.14%
Mortgage backed securities	76,386	1.63%
Corporate debt securities	2,692,254	1.83%
Total long-term investments	$5,547,091

(1)	Reflects instruments with a contractual maturity of less than one year.

(2)	Reflects instruments with a contractual maturity of one year or more.
As of March 31, 2014, the Company had no borrowings and, therefore, is not subject to interest rate risks related to debt instruments.

Item 4.	Controls and Procedures.
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

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
From time to time, we are involved in routine litigation that arises in the ordinary course of business. We are not currently involved in any claims outside the ordinary course of business that are material to our financial condition or results of operations.

Item 1A.	Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3 to CPSI’s Current Report on Form 8-K dated October 28, 2013 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Form 10-Q for the period ended March 31, 2014

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Date: May 8, 2014	By:	/s/ J. BOYD DOUGLAS
J. Boyd Douglas
President and Chief Executive Officer

Date: May 8, 2014	By:	/S/ DAVID A. DYE
David A. Dye
Chief Financial Officer

Exhibit Index

No.	Exhibit

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3 to CPSI’s Current Report on Form 8-K dated October 28, 2013 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Form 10-Q for the period ended March 31, 2014