Form 10-Q
period 2014-06-30
COMPUTER PROGRAMS & SYSTEMS INC
filed 2014-08-08
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 7, 2014, there were 11,208,879 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.
Quarterly Report on Form 10-Q
(For the three and six months ended June 30, 2014)

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$13,294,472	$11,729,185
Investments	10,715,307	10,702,626
Accounts receivable, net of allowance for doubtful accounts of $1,425,000 and $1,125,000, respectively	24,869,413	20,076,592
Financing receivables, current portion, net	23,978,575	25,387,637
Inventories	1,409,902	1,588,673
Deferred tax assets	2,687,167	2,366,369
Prepaid expenses and other	1,810,924	901,228
Total current assets	78,765,760	72,752,310
Property and equipment, net	17,623,399	19,231,372
Financing receivables, net of current portion	412,713	550,956
Total assets	$96,801,872	$92,534,638
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,011,610	$3,213,714
Deferred revenue	8,934,160	9,581,357
Accrued vacation	4,092,634	3,694,600
Income taxes payable	415,266	797,101
Other accrued liabilities	3,986,967	4,164,242
Total current liabilities	20,440,637	21,451,014
Deferred tax liabilities	1,349,126	2,001,077
Stockholders’ equity:
Common stock, $0.001 par value; 30,000,000 shares authorized; 11,208,879 and 11,159,142 shares issued and outstanding	11,209	11,159
Additional paid-in capital	36,480,257	34,643,900
Accumulated other comprehensive income	35,592	11,368
Retained earnings	38,485,051	34,416,120
Total stockholders’ equity	75,012,109	69,082,547
Total liabilities and stockholders’ equity	$96,801,872	$92,534,638
The accompanying notes are an integral part of these financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sales revenues:
System sales	$20,663,393	$22,376,682	$41,116,820	$43,098,667
Support and maintenance	18,454,030	17,737,916	36,699,151	35,414,777
Business management, consulting and managed IT services	13,935,853	13,146,746	27,331,683	24,296,407
Total sales revenues	53,053,276	53,261,344	105,147,654	102,809,851
Costs of sales:
System sales	11,292,643	13,083,461	22,486,060	26,334,039
Support and maintenance	7,127,197	7,160,027	14,501,149	14,412,884
Business management, consulting and managed IT services	9,454,761	7,541,263	18,546,471	14,467,394
Total costs of sales	27,874,601	27,784,751	55,533,680	55,214,317
Gross profit	25,178,675	25,476,593	49,613,974	47,595,534
Operating expenses:
Sales and marketing	3,633,891	4,134,897	7,598,058	7,710,614
General and administrative	7,475,529	8,193,506	15,959,650	16,627,562
Total operating expenses	11,109,420	12,328,403	23,557,708	24,338,176
Operating income	14,069,255	13,148,190	26,056,266	23,257,358
Other income (expense):
Other income (expense)	66,630	136,985	25,720	273,299
Total other income (expense)	66,630	136,985	25,720	273,299
Income before taxes	14,135,885	13,285,175	26,081,986	23,530,657
Provision for income taxes	5,029,498	4,799,542	9,260,542	8,101,302
Net income	$9,106,387	$8,485,633	$16,821,444	$15,429,355
Net income per share—basic	$0.81	$0.77	$1.50	$1.39
Net income per share—diluted	$0.81	$0.77	$1.50	$1.39
Weighted average shares outstanding used in per common share computations:
Basic	11,022,076	11,000,612	11,013,863	10,991,875
Diluted	11,022,076	11,000,612	11,013,863	10,991,875
Dividends declared per share	$0.57	$0.51	$1.14	$1.02
The accompanying notes are an integral part of these financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$9,106,387	$8,485,633	$16,821,444	$15,429,355
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investments available for sale, net of tax	(22,123)	(17,517)	24,224	(13,774)
Total other comprehensive income (loss), net of tax	(22,123)	(17,517)	24,224	(13,774)
Comprehensive income	$9,084,264	$8,468,116	$16,845,668	$15,415,581

The accompanying notes are an integral part of these financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2013	11,159,142	$11,159	$34,643,900	$11,368	$34,416,120	$69,082,547
Net income	—	—	—	—	16,821,444	16,821,444
Unrealized gain on investments available for sale, net of tax	—	—	—	24,224	—	24,224
Issuance of restricted stock	49,737	50	(50)	—	—	—
Stock-based compensation	—	—	1,756,677	—	—	1,756,677
Dividends	—	—	—	—	(12,752,513)	(12,752,513)
Income tax benefit from restricted stock dividends	—	—	69,739	—	—	69,739
Excess tax benefit from restricted stock	—	—	9,991	—	—	9,991
Balance at June 30, 2014	11,208,879	$11,209	$36,480,257	$35,592	$38,485,051	$75,012,109
The accompanying notes are an integral part of these financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating Activities
Net income	$16,821,444	$15,429,355
Adjustments to net income:
Provision for bad debt	726,609	1,647,291
Deferred taxes	(982,532)	(459,131)
Stock based compensation	1,756,677	703,894
(Excess) deficient tax benefit from restricted stock	(9,991)	55,598
Income tax benefit from restricted stock dividends	(69,739)	(31,989)
Depreciation	1,864,379	1,717,676
Changes in operating assets and liabilities:
Accounts receivable	(5,600,868)	660,373
Financing receivables	1,628,743	(17,933,266)
Inventories	178,771	(113,348)
Prepaid expenses and other	(909,696)	168,079
Accounts payable	(202,104)	(135,731)
Deferred revenue	(647,197)	2,197,633
Other liabilities	220,759	1,499,512
Income taxes payable	(302,105)	1,370,024
Net cash provided by operating activities	14,473,150	6,775,970
Investing Activities
Purchases of property and equipment	(256,406)	(2,747,250)
Purchases of investments	—	(33,481)
Sale of investments	21,326	—
Net cash used in investing activities	(235,080)	(2,780,731)
Financing Activities
Dividends paid	(12,752,513)	(11,300,445)
Excess (deficient) tax benefit from restricted stock	9,991	(55,598)
Income tax benefit from restricted stock dividends	69,739	31,989
Net cash used in financing activities	(12,672,783)	(11,324,054)
Increase (decrease) in cash and cash equivalents	1,565,287	(7,328,815)
Cash and cash equivalents at beginning of period	11,729,185	8,912,457
Cash and cash equivalents at end of period	$13,294,472	$1,583,642
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes, net of refund	$10,537,300	$7,092,908
Write-off of fully depreciated assets	$—	$1,222,325
The accompanying notes are an integral part of these financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.     BASIS OF PRESENTATION
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the periods presented. All such adjustments are considered of a normal recurring nature. Quarterly and interim results of operations are not necessarily indicative of annual results.
Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2013 was derived from the audited consolidated financial statements at that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of Computer Programs and Systems, Inc. ("CPSI" or the "Company") for the year ended December 31, 2013 and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Principles of Consolidation
The condensed consolidated financial statements of CPSI include the accounts of TruBridge, LLC ("TruBridge"), a wholly-owned subsidiary of CPSI. All significant intercompany balances and transactions have been eliminated.
2.     REVENUE RECOGNITION
The Company recognizes revenue in accordance with accounting principles generally accepted in the United States of America, principally those required by the Software topic and Revenue Recognition subtopic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification") and those prescribed by the SEC.
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

•
Perpetual software licenses and conversion, installation and training services – The selling price of perpetual software licenses and conversion, installation and training services is based on management’s best estimate of selling price. In determining management’s best estimate of selling price, we consider the following: (1) competitor pricing, (2) supply and demand of installation staff, (3) overall economic conditions, and (4) our pricing practices as they relate to discounts. With the exception of certain arrangements with extended payment terms that were entered into in 2012 and that are not comparable to our historical or current arrangements (see Note 9), the method of recognizing revenue for the perpetual license of the associated modules included in the arrangement, and the related conversion, installation and training services over the term the services are performed, is on a module by module basis as the related perpetual licenses are delivered and the respective conversion, installation and training for each specific module is completed, as this is representative of the pattern of provision of these services.

•
Software application support and hardware maintenance – We have established vendor-specific objective evidence ("VSOE") of the fair value of our software application support and hardware maintenance services by reference to the price our customers are required to pay for the services when sold separately via renewals. Support and maintenance revenue is recognized on a straight-line basis over the term of the maintenance contract, which is generally three to five years.

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
Business Management Services
Business management services consist of electronic billing, statement processing, payroll processing, accounts receivable management, contract management and insurance services. While business management service arrangements are contracts separate from the system sale and support and maintenance contracts, these contracts are sometimes executed within a short time frame of each other. The amount of the total arrangement allocated to these services is based on VSOE of fair value by reference to the rate at which our customers renew as well as the rate at which the services are sold to customers when the business management services agreement is not executed within a short time frame of the system sale and support and maintenance contracts. If VSOE of fair value does not exist for these services, we allocate arrangement consideration based on third-party evidence ("TPE") of selling price or, if neither VSOE nor TPE is available, estimated selling price. Because the pricing is transaction based (per unit pricing), customers are billed and revenue recognized as services are performed based on transaction levels.

3.     PROPERTY AND EQUIPMENT
Property and equipment are comprised of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Land	$2,848,276	$2,848,276
Buildings and improvements	9,520,968	9,309,951
Maintenance equipment	1,607,256	1,607,256
Computer equipment	5,524,304	5,524,304
Leasehold improvements	4,543,559	4,543,559
Office furniture and fixtures	3,643,231	3,597,842
Automobiles	316,398	316,398
	28,003,992	27,747,586
Less: accumulated depreciation	(10,380,593)	(8,516,214)
Property and equipment, net	$17,623,399	$19,231,372

4.     OTHER ACCRUED LIABILITIES
Other accrued liabilities are comprised of the following:

	June 30, 2014	December 31, 2013
Salaries and benefits	$2,293,223	$2,379,202
Commissions	634,122	718,524
Self-insurance reserves	599,500	706,600
Other	460,122	359,916
	$3,986,967	$4,164,242
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
Investments are comprised of the following at June 30, 2014:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments (money market funds and accrued income)	$1,079,217	$—	$—	$1,079,217
Obligations of U.S. Treasury, U.S. government corporations and agencies	4,069,054	14,717	(521)	4,083,250
Mortgaged-backed securities	69,410	2,320	—	71,730
Corporate debt securities	5,434,447	47,449	(786)	5,481,110
	$10,652,128	$64,486	$(1,307)	$10,715,307

Shown below are the amortized cost and estimated fair value of available-for-sale securities with fixed maturities at June 30, 2014, by contract maturity date. Actual maturities may differ from contractual maturities because issuers of certain securities retain early call or prepayment rights.

	Amortized Cost	Fair Value
Due in 2014	$2,325,870	$2,337,337
Due in 2015	5,960,915	5,998,039
Due in 2016	1,803,738	1,814,684
Due in 2017	492,195	493,517
Due thereafter	69,410	71,730
	$10,652,128	$10,715,307
Investments were comprised of the following at December 31, 2013:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments (money market funds and accrued income)	$3,402,921	$—	$—	$3,402,921
Obligations of U.S. Treasury, U.S. government corporations and agencies	2,748,721	250	(121)	2,748,850
Mortgaged-backed securities	78,540	2,572	—	81,112
Corporate debt securities	4,454,107	17,038	(1,402)	4,469,743
	$10,684,289	$19,860	$(1,523)	$10,702,626
The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at June 30, 2014 and December 31, 2013, respectively:

	At June 30, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Treasury, U.S. government corporations and agencies	$493,609	$(521)	$—	$—	$493,609	$(521)
Corporate debt securities	389,982	(494)	149,681	(292)	539,663	(786)
	$883,591	$(1,015)	$149,681	$(292)	$1,033,272	$(1,307)

	At December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Treasury, U.S. government corporations and agencies	$1,321,511	$(121)	$—	$—	$1,321,511	$(121)
Corporate debt securities	148,911	(1,022)	161,270	(380)	310,181	(1,402)
	$1,470,422	$(1,143)	$161,270	$(380)	$1,631,692	$(1,523)
Our investment portfolio, including those securities in unrealized loss positions at June 30, 2014, is comprised almost entirely of investment-grade corporate and government debt securities. The Company does not intend to sell the investments that are in an unrealized loss position, and it is not likely that the Company will be required to sell any investments before recovery of their amortized cost basis. As a result, the Company has determined that the unrealized losses are deemed to be temporary impairments as of June 30, 2014. The Company believes that the unrealized losses generally are caused by liquidity discounts and increases in risk premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets.
6.     NET INCOME PER SHARE
The Company presents basic and diluted earnings per share ("EPS") data for its common stock. Basic EPS is calculated by dividing the net income attributable to stockholders of the Company by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is determined by adjusting the net income attributable to stockholders of the Company and the weighted average number of shares of common stock outstanding during the period for the effects of all dilutive potential common shares, including awards under stock-based compensation arrangements.
The Company's unvested restricted stock awards (see Note 8) are considered participating securities under FASB Codification Topic, Earnings Per Share, because they entitle holders to non-forfeitable rights to dividends until the awards vest or are forfeited. When a company has a security that qualifies as a "participating security," the Codification requires the use of the two-class method when computing basic EPS. The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In determining the amount of net income to allocate to common stockholders, income is allocated to both common stock and participating securities based on their respective weighted average shares outstanding for the period, with net income attributable to common stockholders ultimately equaling net income less net income attributable to participating securities. Diluted EPS for the Company's common stock is computed using the more dilutive of the two-class method or the treasury stock method.
The following is a calculation of the basic and diluted EPS for the Company's common stock, including a reconciliation between net income and net income attributable to common stockholders:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net income	$9,106,387	$8,485,633	$16,821,444	$15,429,355
Less: Net income attributable to participating securities	(144,023)	(59,623)	(252,934)	(120,164)
Net income attributable to common stockholders	$8,962,364	$8,426,010	$16,568,510	$15,309,191

Weighted average shares outstanding used in basic per common share computations	11,022,076	11,000,612	11,013,863	10,991,875
Add: Dilutive potential common shares	—	—	—	—
Weighted average shares outstanding used in diluted per common share computations	11,022,076	11,000,612	11,013,863	10,991,875

Basic EPS	$0.81	$0.77	$1.50	$1.39
Diluted EPS	$0.81	$0.77	$1.50	$1.39
During 2014, performance share awards were issued to certain executive officers and key employees of the Company which will result in a grant of restricted stock if the predefined performance criteria are met. The awards contain an aggregate target of 46,541 shares, none of which have been included in the calculation of diluted EPS for the three and six months ended June 30, 2014 because the related threshold award performance level has not been achieved as of June 30, 2014. See Note 8.

7.     INCOME TAXES
The Company accounts for income taxes in accordance with FASB’s Codification topic, Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Deferred tax assets and liabilities are comprised of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Deferred tax assets:
Accounts receivable and financing receivables	$1,056,536	$971,132
Accrued vacation	1,221,888	1,191,286
Stock-based compensation	682,091	491,921
Deferred revenue	267,083	48,383
Accrued liabilities and other	141,660	155,569
Total deferred tax assets	$3,369,258	$2,858,291
Deferred tax liabilities:
Other comprehensive income	$16,750	$6,967
Depreciation	2,014,467	2,486,032
Total deferred tax liabilities	$2,031,217	$2,492,999
Significant components of the Company’s income tax provision in the Condensed Consolidated Statements of Income for the six months ended June 30 are as follows:

	2014	2013
Current provision:
Federal	$8,669,670	$7,193,983
State	1,573,404	1,366,450
Deferred provision:
Federal	(881,760)	(412,040)
State	(100,772)	(47,091)
Total income tax provision	$9,260,542	$8,101,302
The difference between income taxes at the U.S. federal statutory income tax rate of 35% and those reported in the Condensed Consolidated Statements of Income for the six months ended June 30 is as follows:

	2014	2013
Income taxes at U.S. Federal statutory rate	$9,128,695	$8,235,730
State income taxes, net of federal tax effect	921,940	841,102
Domestic production activities deduction	(853,269)	(741,904)
Tax credits	—	(376,800)
Other	63,176	143,174
Total income tax provision	$9,260,542	$8,101,302
Our effective tax rates for the three and six months ended June 30, 2014 were 35.6% and 35.5%, respectively, compared to 36.1% and 34.4% for the three and six months ended June 30, 2013. The federal research and development tax credit expired effective December 31, 2011, but was retroactively extended for amounts incurred from January 1, 2012 through December 31, 2013, when the American Taxpayer Relief Act of 2012 (the "ATRA") was signed into law in January 2013. No tax benefit from these credits was recorded during 2012 as applicable accounting standards require that such benefits are to be recorded in the period that the legislation is enacted. Instead, the Company recognized the full net benefit for the federal research and development tax credit for the entire 2012 fiscal year during the three and six months ended June 30, 2013, in addition to estimated amounts related to the first and second quarters of 2013. As the federal research and development tax credit, as extended by the ATRA, expired effective December 31, 2013 and had yet to be extended for fiscal year 2014 as of June 30, 2014, no tax benefit from these credits has been recorded for the three and six months ended June 30, 2014.
The Company had unrecognized tax benefits of $1,343,379 related to uncertain tax positions as of June 30, 2014 under the provisions of FASB Codification topic, Income Taxes, which is recorded in income taxes payable within the Condensed Consolidated Balance Sheets. As of June 30, 2014, $193,690 of accrued interest related to such positions has been recorded. The federal returns for the tax years 2004 through 2009 are currently under examination by the Internal Revenue Service, primarily in relation to research credits and domestic production activities deduction amounts claimed on those returns, as amended, by the Company. The federal returns for tax years 2010 through 2012 remain open to examination, and the tax years 2006 through 2012 remain open to examination by certain other taxing jurisdictions to which the Company is subject.
8.     STOCK-BASED COMPENSATION
Stock-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee’s or non-employee director’s requisite service period.
The following table shows total stock-based compensation expense for the three and six months ended June 30, 2014 and 2013, included in the Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Costs of sales	$405,620	$114,999	$670,869	$229,998
Operating expenses	644,456	240,421	1,085,808	473,896
Pre-tax stock-based compensation expense	1,050,076	355,420	1,756,677	703,894
Less: income tax effect	409,530	138,614	685,104	274,519
Net stock-based compensation expense	$640,546	$216,806	$1,071,573	$429,375
The Company's stock-based compensation awards are in the form of restricted stock and performance share awards made pursuant to the Company's 2005 Restricted Stock Plan, 2012 Restricted Stock Plan for Non-Employee Directors, and 2014 Incentive Plan (the "Plans"). As of June 30, 2014, there was $12,843,374 of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans.
Restricted Stock
The Company grants restricted stock to executive officers, certain key employees and non-employee directors under the Plans with the fair value of the awards representing the fair value of the common stock on the date the restricted stock is granted. Shares of restricted stock generally vest in equal annual installments over the applicable vesting period, which ranges from one to five years. The Company records expenses for these grants on a straight-line basis over the applicable vesting periods.
A summary of restricted stock activity under the the Plans for the six months ended June 30, 2014 and 2013 is as follows:

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Nonvested restricted stock outstanding at beginning of period	153,674	$58.15	94,729	$59.12
Granted	49,737	61.63	2,390	52.32
Performance share awards converted to restricted stock	—	—	—	—
Vested	(20,980)	60.49	(20,069)	60.79
Nonvested restricted stock outstanding at end of period	182,431	$58.82	77,050	$58.47

Performance Share Awards
In 2014, the Company began to grant performance share awards to executive officers and certain key employees under the 2014 Incentive Plan. The number of shares earned is determined at the end of each performance period, based on the actual performance criteria predetermined by the Compensation Committee of the Board of Directors at the time of grant. If the performance criteria are met, the award results in a grant of shares of restricted stock, which are then subject to time-based vesting requirements pursuant to which the shares of restricted stock vest in equal annual installments over the applicable vesting period, which is generally three years for restricted stock issued pursuant to performance share awards.
In the event that the Company's financial performance meets the predetermined target for the performance criteria, the Company will grant each award recipient the number of restricted shares equal to the target award in the individual's underlying performance share award agreement. In the event the financial results of the Company exceed the predetermined target, additional shares up to the maximum award may be granted. In the event the financial results of the Company fall below the predetermined target, a reduced number of shares may be granted. If the financial results of the Company fall below the threshold performance level, no shares will be granted.
The recipients of performance share awards do not receive dividends or possess voting rights during the performance period and, accordingly, the fair value of the performance share awards is the quoted market value of the Company stock on the grant date less the present value of the expected dividends not received during the relevant period. Expense is recognized using the accelerated attribution (graded vesting) method over the period beginning on the date the Company determines that it is probable that the performance criteria will be achieved and ending on the last day of the vesting period for the restricted stock issued in satisfaction of such awards. In the event the Company determines it is no longer probable that the minimum performance level will be achieved, all previously recognized compensation expense related to the applicable awards is reversed in the period such a determination is made.
A summary of performance share award activity under the 2014 Incentive Plan for the six months ended June 30, 2014 and 2013 is as follows, based on the target award amounts set forth in the performance share award agreements:

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Performance share awards outstanding at beginning of period	—	$—	—	$—
Granted	46,541	60.28	—	—
Performance share awards converted to restricted stock	—	—	—	—
Performance share awards outstanding at end of period	46,541	$60.28	—	$—
9.     FINANCING RECEIVABLES
Short-Term Payment Plans
The Company has sold information and patient care systems to certain healthcare providers under short-term payment plans, which typically have expected terms from 3 to 12 months. These receivables, included in the current portion of financing receivables, were comprised of the following on June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Short-term payment plans, gross	$24,487,344	$25,317,770
Less: allowance for losses	(1,224,367)	(1,265,889)
Less: unearned income	—	—
Short-term payment plans, net	$23,262,977	$24,051,881

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
The components of these lease receivables were as follows on June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Sales-type leases, gross	$1,229,652	$2,081,512
Less: allowance for losses	(59,385)	(99,301)
Less: unearned income	(41,956)	(95,499)
Sales-type leases, net	$1,128,311	$1,886,712
Future minimum lease payments to be received subsequent to June 30, 2014 are as follows:

2014	$449,243
2015	537,488
2016	184,857
2017	58,064
2018	—
Thereafter	—

Total minimum lease payments to be received	1,229,652
Less: unearned income	(41,956)

Net lease receivables	$1,187,696

Credit Quality of Financing Receivables and Allowance for Credit Losses
The following table is a roll-forward of the allowance for financing credit losses for the six months ended June 30, 2014 and year ended December 31, 2013:

	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
June 30, 2014	$1,365,190	$(81,438)	$—	$—	$1,283,752
December 31, 2013	$662,315	$1,309,160	$(606,285)	$—	$1,365,190
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

Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. To facilitate customer collection and credit monitoring efforts, financing receivable amounts are invoiced and reclassified to trade accounts receivable when they become due, with all invoiced amounts placed on nonaccrual status. As a result, all past due amounts related to the Company’s financing receivables are included in trade accounts receivable in the accompanying Condensed Consolidated Balance Sheets. The following is an analysis of the age of financing receivables amounts (excluding short-term payment plans) that have been reclassified to trade accounts receivable and were past due as of June 30, 2014 and December 31, 2013:

	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due
June 30, 2014	$317,276	$28,610	$27,429	$373,315
December 31, 2013	$511,792	$85,738	$57,429	$654,959
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

	June 30, 2014	December 31, 2013
Customer balances with amounts reclassified to trade accounts receivable that are:
1 to 90 Days Past Due	$613,087	$1,322,823
91 to 180 Days Past Due	220,491	368,424
181 + Days Past Due	33,688	37,537
Total customer balances with past due amounts reclassified to trade accounts receivable	$867,266	$1,728,784
Total customer balances with no past due amounts reclassified to trade accounts receivable	320,430	257,229
Total financing receivables with contractual maturities of one year or less	24,487,344	25,317,770
Less: allowance for losses	(1,283,752)	(1,365,190)
Total financing receivables	$24,391,288	$25,938,593
First Generation Meaningful Use Installment Plans
During 2012, the Company entered into multiple customer license agreements with payment terms requiring the customer to remit to the Company incentive payments (not to exceed the remaining balance of the contract price) received under the American Recovery and Reinvestment Act of 2009 (the "ARRA") for adoption of qualifying electronic health records ("EHRs"), with only nominal payment amounts required until the customer’s receipt of such incentive payments ("First Generation Meaningful Use Installment Plans"). If no such incentive payments are received by the customer or if such payments are not sufficient to pay the remaining balance under the arrangement, payments continue at contracted nominal amounts until the balance of the contract price is paid in full. Because of the significant difference in the underlying economics of these arrangements compared to our historical financing receivables, management has determined that these arrangements are not comparable to historical arrangements. In accordance with the Software topic and Revenue Recognition subtopic of the Codification, the Company recognizes revenue related to these arrangements as the amounts become due. Anticipated future cash flows from these First Generation Meaningful Use Installment Plans are excluded from the Company’s financing receivables and deferred revenue in the accompanying Condensed Consolidated Balance Sheets. Direct, incremental costs in the amount of $77,844, included as a component of prepaid expenses and other in the accompanying Condensed Consolidated Balance Sheets, have been capitalized as of June 30, 2014 related to these arrangements.
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
The fair values of the Company’s available-for-sale securities are based on matrix pricing for the periods ended June 30, 2014 and December 31, 2013, which uses observable market-based inputs (such as benchmark yields) in addition to quoted prices in active markets to derive fair values. As a result, these inputs are classified as Level 2 within the fair value hierarchy. We generally apply fair value techniques on a non-recurring basis associated with (1) valuing potential impairment loss related to financing receivables accounted for pursuant to Codification topic, Leases, and (2) valuing potential impairment loss related to long-lived assets accounted for pursuant to Codification topic, Property, Plant and Equipment, when events or circumstances indicate a possible impairment.

The following tables summarize the carrying amounts and fair values of certain assets and liabilities at June 30, 2014 and December 31, 2013:

		Fair Value at June 30, 2014 Using
		Quoted Prices in
	Carrying	Active Markets for	Significant Other	Significant
	Amount at	Identical Assets	Observable Inputs	Unobservable Inputs
	6/30/2014	(Level 1)	(Level 2)	(Level 3)
Description
Available-for-sale securities
Short-term investments (money market funds and accrued income)	$1,079,217	$—	$1,079,217	$—
Obligations of U.S. Treasury, U.S. government corporations and agencies	4,083,250	—	4,083,250	—
Mortgage backed securities	71,730	—	71,730	—
Corporate debt securities	5,481,110	—	5,481,110	—
Total available-for-sale securities	$10,715,307	$—	$10,715,307	$—

		Fair Value at December 31, 2013 Using
		Quoted Prices in
	Carrying	Active Markets for	Significant Other	Significant
	Amount at	Identical Assets	Observable Inputs	Unobservable Inputs
	12/31/2013	(Level 1)	(Level 2)	(Level 3)
Description
Available-for-sale securities
Short-term investments (money market funds and accrued income)	$3,402,921	$—	$3,402,921	$—
Obligations of U.S. Treasury, U.S. government corporations and agencies	2,748,850	—	2,748,850	—
Mortgage backed securities	81,112	—	81,112	—
Corporate debt securities	4,469,743	—	4,469,743	—
Total available-for-sale securities	$10,702,626	$—	$10,702,626	$—
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
12.     RECENT ACCOUNTING PRONOUNCEMENTS
New Accounting Standards Adopted in 2014
There were no new standards required to be adopted during the six months ended June 30, 2014 that are expected to have a material impact on our financial statements.
New Accounting Standards Yet to be Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles for recognizing revenue and to develop a common revenue standard for generally accepted accounting principles ("GAAP") and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, which is effective for the Company as of the first quarter of our fiscal year ending December 31, 2017. The Company is currently evaluating the impact that the implementation of this standard will have on its financial statements.

13.     SUBSEQUENT EVENTS
On July 31, 2014, the Company announced a dividend for the third quarter of 2014 in the amount of $0.57 per share, payable on August 29, 2014, to stockholders of record as of the close of business on August 14, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes appearing elsewhere herein.
This discussion and analysis contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified generally by the use of forward-looking terminology and words such as "expects," "anticipates," "estimates," "believes," "predicts," "intends," "plans," "potential," "may," "continue," "should," "will" and words of comparable meaning. Without limiting the generality of the preceding statement, all statements in this report relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and future financial results are forward-looking statements. We caution investors that any such forward-looking statements are only predictions and are not guarantees of future performance. Certain risks, uncertainties and other factors may cause actual results to differ materially from those projected in the forward-looking statements. Such factors may include:

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
Additional information concerning these and other factors which could cause differences between forward-looking statements and future actual results is discussed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission.
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
Turbulence in the U.S. and worldwide economies and financial markets impacts almost all industries. While the healthcare industry is not immune to economic cycles, we believe it is more significantly affected by U.S. regulatory and national health projects than the economic cycles of our economy. Additionally, healthcare organizations with a large dependency on Medicare and Medicaid populations, such as rural and community hospitals, have been impacted by the challenging financial condition of the federal government and many state governments and government programs. Accordingly, we recognize that prospective hospital customers often do not have the necessary capital to make investments in information technology. Additionally, in response to these challenges, hospitals have become more selective regarding where they invest capital, resulting in a focus on strategic spending that generates a return on their investment. Despite these challenges, we believe healthcare information technology is often viewed as more strategically beneficial to hospitals than other possible purchases because the technology offers the possibility of a quick return on investment. Information technology also plays an important role in healthcare by improving safety and efficiency and reducing costs. Additionally, we believe most hospitals recognize that they must invest in healthcare information technology to meet current and future regulatory, compliance and government reimbursement requirements.
As our new system installation customers expect significant cash inflows in the form of electronic health record ("EHR") incentive payments from the federal and state governments, we have experienced a significant demand for financing arrangements allowing these customers to minimize the near-term impact on their current cash resources. Our response to such demand has been the implementation of financing arrangements that allow customers to utilize anticipated cash inflows under the EHR incentive program in satisfaction of their payment obligations in purchasing our EHR solution. These payment terms have been particularly pervasive in the population of our new system installations since 2011, with such arrangements comprising nearly all new system installations during 2013 as this was the last year an eligible hospital could begin participation in the EHR incentive program and receive the full four years of incentive payments under the program. Customers seeking and receiving such financing arrangements comprised less than half of our new system installations during the six months ended June 30, 2014. Historically, we have made financing arrangements available to customers on a case-by-case basis depending upon various aspects of the proposed contract and customer attributes. These financing arrangements include short-term payment plans, longer-term lease financing through us or third-party financing companies, and Software as a Service ("SaaS") arrangements. We intend to continue to work with prospective customers to provide for financing arrangements to purchase our systems so long as such arrangements do not adversely affect our financial position or long-term liquidity. We believe that meeting the financial needs of rural and community hospitals while allowing for the profitable expansion of our footprint in this market will remain both an opportunity and a challenge for us in the foreseeable future.
Despite the ongoing financial challenges facing healthcare organizations, we have not experienced a decline in demand for our products and services, and our collections of receivables remain consistent with historical trends.
American Recovery and Reinvestment Act of 2009
While ongoing financial challenges facing healthcare organizations have impacted and are expected to continue to impact the rural and community hospitals that comprise our target market, we believe that the incentives offered by the American Recovery and Reinvestment Act of 2009 (the "ARRA") for the adoption of qualifying EHRs has increased and will continue to increase demand for healthcare information technology and will have a positive impact on our business prospects through 2015. As of June 30, 2014, incentive payments totaling $24.7 billion have been made to aid healthcare organizations in modernizing their operations through the acquisition and wide-spread use of healthcare information technology. Eligible hospitals can begin receiving these incentive payments in any year from 2011 through 2015, but the total incentive payment will decrease for hospitals that start receiving payments in 2014 and later. Additionally, if an eligible healthcare provider does not begin to demonstrate meaningful use of an EHR by October 1, 2014, then reimbursement under Medicare will begin to be reduced.
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
According to the most recently available data reported by the ONC and the Centers for Medicare and Medicaid Services ("CMS"), as of May 31, 2014, CPSI is third among all vendors in terms of the number of successful hospital customer attestations for complete EHR systems. As a result of our obtaining the CCHIT® certification and our track record with our hospital customers successfully achieving meaningful use, the ARRA has had and should continue to have a positive impact on our business and the businesses of the rural and community hospitals that comprise our target market.
While we expect to continue to benefit from the ARRA's EHR incentive program, the number of rural and community hospitals that have not yet acquired qualifying technology is quickly decreasing. However, we believe that the expanded requirements for continued eligibility for incentive payments under meaningful use rules will result in an expanded replacement market for EHRs. Lastly, as the incentive payments end in coming years, we expect that the payment adjustment phase of the program, which penalizes organizations not participating in the EHR incentive program, will provide a different motivation for purchase and expansion of EHRs, particularly among rural and community hospitals, which typically service higher uninsured populations than larger urban hospitals and rely more heavily on Medicare and Medicaid for reimbursement.
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
Sequestration
Automatic across-the-board budget cuts to federal discretionary programs under the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012, known as "sequestration," commenced in March 2013, including a reduction in Medicare payments to healthcare providers beginning April 1, 2013. The percentage reduction to Medicare reimbursement rates may not be more than 2%, on a non-cumulative basis, during each federal fiscal year. Under current law, as amended by subsequent legislation, Medicare sequestration is scheduled to last through federal fiscal year 2024, although legislation could be enacted at any time to end or modify the terms of sequestration. As our hospital customers rely heavily on reimbursements from Medicare to fund their operations, this reduction in reimbursement rates, although capped at 2%, could negatively affect the businesses of our customers and our business. As of the date of this filing, we have not experienced significant adverse effects on our business or results from operations from this reduction in reimbursement rates.
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
Results of Operations
During the six months ended June 30, 2014, we generated revenues of $105.1 million from the sale of our products and services, as compared to $102.8 million in the six months ended June 30, 2013, an increase of 2.3% that is primarily attributed to continued growth in our business management, consulting and managed IT services revenues due to an expansion of service offerings complemented by an expanding customer base for our previously existing service offerings. We installed our core financial and patient accounting system in 13 new hospitals in the first six months of 2014 compared to 17 in the first six months of 2013. Additionally, our expanding customer base resulted in continued growth in support and maintenance revenues. Our net income for the six months ended June 30, 2014 increased 9.0% from the first six months of 2013, while cash flow from operations increased 113.6%, primarily as a result of decreased utilization of Second Generation Meaningful Use Installment Plans in the first six months of 2014 and increased collections of amounts previously recorded under such arrangements.
As mentioned above, our operations have been significantly affected by the EHR incentives offered under the ARRA and the related reduction in Medicare reimbursement rates for those providers that fail to demonstrate meaningful use of EHR by October 1, 2014. "Meaningful use" of EHR under the ARRA refers to a set of core criteria that medical providers must meet in order to prove that they are using their EHR as an effective tool in their practice, plus additional a la carte menu items. Meaningful use is measured in three stages, with each stage representing a level of adoption of EHR. EHR incentive payments to eligible hospitals meeting the stage one criteria began in 2011. Eligible hospitals that did not meet the stage one criteria by October 1, 2013 will experience a decrease in the overall incentive payments for which they are eligible under the incentive program. Providers who began participation in the incentive program in 2011 are required to meet three consecutive years of meaningful use under the stage one criteria before advancing to the stage two criteria in their fourth year, with all other providers required to meet two years of meaningful use under the stage one criteria before advancing to the stage two criteria in their third year. In May 2014, CMS released a proposed rule granting flexibility to providers who are experiencing difficulties fully implementing ONC 2014 Edition EHR, effectively giving all providers the option to defer demonstrating meaningful use under the stage two criteria until the federal government's 2015 fiscal year (October 1, 2014).
To achieve the stage one criteria, eligible hospitals are required to meet 14 core objectives and five menu objectives that they select from a total list of 10. Stage two criteria were published in September 2012 and became effective at the beginning of the federal government's 2014 fiscal year (October 1, 2013) and require eligible hospitals to meet 16 core objectives and three menu objectives to be selected from a total list of six. Most of the stage one objectives are core objectives under stage two, but the thresholds that providers must meet to satisfy these objectives for stage two have been raised. Stage three criteria (the final rules for which have not yet been published) are expected to become effective at the beginning of the federal government's 2017 fiscal year (October 1, 2016).
In the first year of participation in the EHR incentive program, eligible hospitals are required to report compliance with stage one requirements for a consecutive 90-day period during the federal government's fiscal year to qualify for incentive payments. For subsequent years, the original rules required eligible hospitals to report compliance with meaningful use standards for a full EHR reporting year. However, for fiscal 2014 CMS is permitting a one-time three-month reporting period. For eligible hospitals, this three-month reporting period is fixed to the quarter of the federal government's fiscal year. As a result of the required deadlines associated with these compliance periods, in order for eligible hospitals to maximize potential EHR incentive payments and avoid the aforementioned reduction in Medicare reimbursement rates for failure to demonstrate meaningful use of EHR by October 1, 2014, our financial results have become and will remain uneven during the term of the ARRA program, with system sales activity relating to the ARRA likely being higher in the first two quarters of our fiscal year and lower in the last two quarters of our fiscal year. However, due to the timing of revenue recognition on the remaining $1.6 million of accumulated unrecognized revenue related to First Generation Meaningful Use Installment Plans as discussed below, our recognition of revenue for the remainder of 2014 may not be in a pattern consistent with changes in system sales activity.
First Generation Meaningful Use Installment Plans. During 2012, we included language in certain of our customer license agreements that more evenly matched customers’ anticipated cash inflows under the EHR incentive program with the necessary cash outflows for purchasing our EHR solution ("First Generation Meaningful Use Installment Plans"). Under these arrangements, a customer is required to remit to us Medicare and Medicaid incentive payments (not to exceed the remaining balance under the arrangement) received for adoption of qualifying EHRs upon receipt of such funds, with only nominal payments required until the customer’s receipt of such incentive payments. If no such incentive payments are received by the customer or if such payments are not sufficient to pay the remaining balance under the arrangement, payments continue at contracted nominal amounts until the balance of the contract price is paid in full. EHR incentive payments aside, these nominal payment amounts would result in the overall duration of the payment periods significantly exceeding that of our historical financing arrangements. As a result, revenue from these arrangements is recognized as the amounts become due. As of June 30, 2014, we have remaining accumulated unrecognized revenue of $1.6 million to be recognized as the amounts become due under these contracts. As of the date of this filing, substantially all of the remaining $1.6 million in accumulated unrecognized revenue is due from a single customer.
Our experience suggests an average time from successful attestation in stage one to receipt of funds from Medicare under the EHR incentive program of approximately six weeks. Overall with respect to these contracts, we have typically experienced a timeframe of six to 12 months from the date of installation to receipt of funds under the EHR incentive program. While the single customer contributing substantially all of the remaining $1.6 million of accumulated unrecognized revenue has experienced a significantly expanded timeframe from installation to receipt of incentive funds, we do not consider the events giving rise to such timeframe expansion to be indicative of an increased risk of noncompliance with the ARRA requirements, collectibility or eventual revenue recognition. The final new system installation under a First Generation Meaningful Use Installment Plan was performed during the fourth quarter of 2012, and the Company does not expect to offer such payment terms going forward. As a result, aside from the anticipated recognition of the $1.6 million of accumulated unrecognized revenue as of June 30, 2014, we do not expect First Generation Meaningful Use Installment Plans to have a significant impact on our future financial statements.
Second Generation Meaningful Use Installment Plans. Beginning in the fourth quarter of 2012, we ceased offering First Generation Meaningful Use Installment Plans to our customers, opting instead for license agreements with payment terms that provide us with greater visibility into and control over the customer's meaningful use attestation process and significantly reducing the maximum timeframe over which customers must satisfy their full payment obligations in purchasing our system ("Second Generation Meaningful Use Installment Plans"). Under these arrangements, for the first two years following execution of the contract, a customer is only required to remit to us Medicare and Medicaid incentive payments (not to exceed the remaining balance under the arrangement) received for adoption of a qualifying EHR upon receipt of such funds. Upon the expiration of this two-year period, the remaining balance (if any) is required to be paid in full over a period not to exceed 12 months. As the overall payment period durations of the Second Generation Meaningful Use Installment Plans are consistent with that of our historical system sale financing arrangements, revenues under the Second Generation Meaningful Use Installment Plans are recognized upon installation of our EHR solution. Less than half of our new customer installations during the first six months of 2014 were under Second Generation Meaningful Use Installment Plans.
We expect the demand for financing arrangements to continue for the next few years, but at a lower frequency than that experienced during 2012 and 2013 due to the mechanics of the ARRA program. As a result, our financing receivables balances are expected to continue to decrease as collections of currently outstanding amounts are expected to exceed additional receivables recorded under such arrangements.

The following table sets forth certain items included in our results of operations for the three and six months ended June 30, 2014 and 2013, expressed as a percentage of our total revenues for these periods (dollar amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
System sales	$20,663	38.9%	$22,377	42.0%	$41,117	39.1%	$43,099	41.9%
Support and maintenance	18,454	34.8%	17,738	33.3%	36,699	34.9%	35,415	34.4%
Business management, consulting and managed IT services	13,936	26.3%	13,147	24.7%	27,332	26.0%	24,296	23.6%
Total sales revenues	53,053	100.0%	53,262	100.0%	105,148	100.0%	102,810	100.0%
Costs of sales:
System sales	11,293	21.3%	13,083	24.6%	22,486	21.4%	26,334	25.6%
Support and maintenance	7,127	13.4%	7,160	13.4%	14,501	13.8%	14,413	14.0%
Business management, consulting and managed IT services	9,455	17.8%	7,541	14.2%	18,547	17.6%	14,467	14.1%
Total costs of sales	27,875	52.5%	27,784	52.2%	55,534	52.8%	55,214	53.7%
Gross profit	25,178	47.5%	25,478	47.8%	49,614	47.2%	47,596	46.3%
Operating expenses:
Sales and marketing	3,634	6.8%	4,135	7.8%	7,598	7.2%	7,711	7.5%
General and administrative	7,476	14.1%	8,194	15.4%	15,960	15.2%	16,628	16.2%
Total operating expenses	11,110	20.9%	12,329	23.1%	23,558	22.4%	24,339	23.7%
Operating income	14,068	26.5%	13,149	24.7%	26,056	24.8%	23,257	22.6%
Other income:
Other income	67	0.1%	137	0.3%	26	—%	273	0.3%
Total other income	67	0.1%	137	0.3%	26	—%	273	0.3%
Income before taxes	14,135	26.6%	13,286	24.9%	26,082	24.8%	23,530	22.9%
Provision for income taxes	5,029	9.5%	4,800	9.0%	9,261	8.8%	8,101	7.9%
Net income	$9,106	17.2%	$8,486	15.9%	$16,821	16.0%	$15,429	15.0%
Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013
Revenues. Total revenues for the three months ended June 30, 2014 decreased 0.4%, or $0.2 million, compared to the three months ended June 30, 2013. This was largely attributable to a $1.7 million decrease in system sales revenues as increased add-on sales to existing customers were not sufficient to fully offset a decrease in new system installation activity. This decrease in system sales revenues was largely offset by a combined $1.5 million increase in support and maintenance revenues and business management, consulting and managed IT services revenues due to a larger customer base and increased applications within that customer base requiring support and maintenance services, as well as increased demand for and market acceptance of our business management, consulting and managed IT services.
System sales revenues decreased by 7.7%, or $1.7 million, for the comparative three-month periods. New system installation activity decreased from period to period, as we completed financial and patient software system installations at four new hospital clients in the second quarter of 2014 (one of which was under a SaaS arrangement) compared to ten in the second quarter of 2013 (none of which were under SaaS arrangements). Sales to existing customers, which accounted for 80.1% of our system sales revenues for the second quarter of 2014 compared to 43.1% for the second quarter of 2013, increased 71.7%, or $6.9 million, as a result of increased installations within our existing customer base of our Physician Documentation application, a critical application in achieving stage two of meaningful use criteria. During 2012, the Company installed systems under First Generation Meaningful Use Installment Plans for which a substantial majority of the consideration is not received or revenue recognized until the customers successfully achieve "meaningful use" designation and receive related stage one ARRA incentive payments. These arrangements resulted in $1.0 million of revenue recognized (net of additional unrecognized revenue accumulated) during each of the second quarters of 2014 and 2013, respectively. Excluding the net effect on revenue resulting from these arrangements, adjusted system sales (as hereinafter defined in the "Non-GAAP Financial Measures" section below) decreased $1.7 million, or 8.0%, due to the decrease in new system installation activity.

Support and maintenance revenues increased by 4.0%, or $0.7 million, for the comparative three-month periods. Support service fees increased by 5.9%, or $1.0 million, due to an increase in recurring revenues as a result of a larger customer base, an increase in support fees for add-on business sold to existing customers, and an increase in support rates from contractually agreed upon Consumer Price Index ("CPI") rate increases. SaaS, hosting and other fees decreased 20.6%, or $0.1 million, as a result of the high volume during the trailing twelve months of conversions of previously installed SaaS arrangements to perpetual licenses at the customers' request. Other fees (including, but not limited to, sales of forms and supplies) decreased a combined 51.5%, or $0.3 million, due to decreased sales volumes for these relatively insignificant revenue streams.
Business management, consulting and managed IT services revenues increased by 6.0%, or $0.8 million, for the comparative three-month periods. We experienced this increase in business management, consulting and managed IT services primarily as a result of an expansion of service offerings complemented by an expanding customer base for our previously existing private pay services. The introduction and continued maturation of our recently introduced service offerings has resulted in increased demand for our cloud computing services (a component of managed IT services, increasing 44.6%, or $0.1 million) and IT consulting services (increasing 164.6%, or $0.1 million). The introduction of medical coding and clinical help desk services (components of consulting services) in the fourth quarter of 2013 resulted in revenues of $0.3 million during the three months ended June 30, 2014 compared to none in the three months ended June 30, 2013. Our previously existing private pay services increased 15.6%, or $0.4 million, as a result of more effective marketing of these services. We also experienced a $0.1 million increase in reimbursed travel costs as a result of the increased utilization of our consulting resources. The increases experienced in these service offerings were partially offset by a 9.2%, or $0.4 million, decrease in accounts receivable management services due to the loss of a single customer during the trailing twelve months that contributed significant revenues during the three months ended June 30, 2013.
Costs of Sales. Total costs of sales increased by 0.3%, or $0.1 million, for the comparative three-month periods. As a percentage of total revenues, costs of sales increased slightly to 52.5% from 52.2%.
Costs of system sales decreased by 13.7%, or $1.8 million, for the comparative three-month periods. The decrease in costs of system sales was primarily due to decreases in cost of equipment, travel costs and third-party software costs. Cost of equipment and travel costs decreased $0.8 million and $0.7 million, respectively, due to decreased new system installation activity, as the Company's add-on sales are generally not equipment-intensive or travel-intensive. Third-party software costs decreased $0.3 million, mostly as a result of certain immaterial year-to-date reclassifications recorded during the second quarter of 2013 with no comparable activity during the second quarter of 2014. The gross margin on system sales increased to 45.3% for the three-month period ended June 30, 2014 from 41.5% in the three-month period ended June 30, 2013. Excluding the net effect on revenue resulting from First Generation Meaningful Use Installment Plans (which were used by the Company in 2012) and the deferral of the related cost of equipment, the adjusted gross margin on system sales (as hereinafter defined in the "Non-GAAP Financial Measures" section below) increased to 42.8% in the three-month period ended June 30, 2014 from 39.5% in the three-month period ended June 30, 2013. The table below summarizes the major components of costs of system sales as a percentage of system sales revenues:

	Three Months Ended
	June 30, 2014	June 30, 2013
Payroll and related expenses	29.8%	27.4%
Travel expenses	11.6%	13.7%
Cost of equipment	4.8%	7.8%
Excluding the net effect on revenue and cost of equipment resulting from First Generation Meaningful Use Installment Plans, payroll and related expenses, travel expense, and adjusted cost of equipment (as hereinafter defined in the "Non-GAAP Financial Measures" section below) would represent 31.2%, 12.1% and 5.0%, respectively, of adjusted system sales (as hereinafter defined in the "Non-GAAP Financial Measures" section below) for the second quarter of 2014 compared to 28.6%, 14.3% and 7.6%, respectively, for the second quarter of 2013. Please see the tables set forth below under the caption "Non-GAAP Financial Measures" for a reconciliation of each of these non-GAAP financial measures to the comparable financial measure determined in accordance with generally accepted accounting principles in the United States ("GAAP").
Costs of support and maintenance decreased 0.5%, or less than $0.1 million, for the comparative three-month periods, primarily due to a decrease in costs related to infrastructure projects in place during the second quarter of 2013 that had largely been completed by the beginning of the second quarter of 2014. The gross margin on support and maintenance revenues increased slightly to 61.4% for the three-month period ended June 30, 2014 from 59.6% for the three-month period ended June 30, 2013.

Our costs associated with business management, consulting and managed IT services increased 25.4%, or $1.9 million, for the comparative three-month periods, due primarily to an increase in payroll and related expenses. The gross margin on these services decreased to 32.2% for the three-month period ended June 30, 2014 from 42.6% for the three-month period ended June 30, 2013 due to the disproportionate increase in payroll and related expenses versus revenues. Payroll and related expenses increased 23.0%, or $1.1 million, as a result of adding more employees during the trailing twelve months in order to support and develop our growing customer base and increase capacity in advance of anticipated future increases in demand, as well as a $0.1 million increase in stock-based compensation due to additional grants of restricted stock and performance share awards to our executive officers and certain key employees during the trailing twelve months. For similar reasons, we have experienced a $0.5 million increase in temporary labor costs. We also experienced a $0.2 million increase in related travel costs, primarily due to the increased volume of consulting engagements and increased sales generation efforts.
Sales and Marketing Expenses. Sales and marketing expenses decreased 12.1%, or $0.5 million, for the comparative three-month periods. This decrease was primarily attributable to a $0.7 million decrease in commission expense related to the decrease in adjusted system sales, partially offset by a $0.2 million increase in stock-based compensation expense as a result of additional grants of restricted stock and performance share awards to our executive officers and certain key employees during the trailing twelve months.
General and Administrative Expenses. General and administrative expenses decreased 8.8%, or $0.7 million, for the comparative three-month periods, primarily due to a $1.1 million decrease in bad debt expense. This decrease in bad debt expense is due to the combined factors of decreased growth in gross accounts receivable and financing receivables ("total gross receivables") during the second quarter of 2014 compared to the second quarter of 2013 and the lack of any severe collectability determinations during the second quarter of 2014. Total gross receivables grew by 21.0%, or $8.8 million, during the second quarter of 2013, necessitating increases in our allowance for doubtful accounts and allowance for credit losses to accommodate the expanding receivables base. Comparatively, total gross receivables increased only 0.5%, or $0.3 million, during the second quarter of 2014. This decreased growth in total gross receivables is due to the combined effects of decreased utilization of Second Generation Meaningful Use Installment Plans in the second quarter of 2014 compared to the second quarter of 2013 and a significant increase in collections made pursuant to those arrangements during the second quarter of 2014. Additionally, the second quarter of 2013 was impacted by severe write-offs of receivable balances due from a single customer experiencing significant financial difficulty, with no such events occurring in the second quarter of 2014. This decrease in bad debt expense is partially offset by a $0.3 million increase in costs associated with our annual user group conference, which was held during April 2014 with the 2013 event occurring during September 2013. Lastly, we experienced a $0.3 million increase in stock-compensation costs resulting from additional grants of restricted stock and performance share awards to our executive officers, certain key employees and non-employee directors during the trailing twelve months.
As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses decreased to 20.9% for the three-month period ended June 30, 2014 compared to 23.1% for the three-month period ended June 30, 2013.
As a result of the foregoing factors, income before taxes increased by 6.4%, or $0.9 million, from the three months ended June 30, 2013.
Income Taxes. Our effective income tax rate for the three-month periods ended June 30, 2014 and 2013 was 35.6% and 36.1%, respectively. As the federal research and development tax credit, as extended by the ATRA, expired effective December 31, 2013 and has yet to be extended for fiscal year 2014 as of June 30, 2014, no tax benefit from these credits has been recorded for the three months ended June 30, 2014.
Net Income. Net income for the three months ended June 30, 2014 increased by 7.3%, or $0.6 million, to $9.1 million, or $0.81 per basic and diluted share, as compared with net income of $8.5 million, or $0.77 per basic and diluted share, for the three months ended June 30, 2013. Net income represented 17.2% of revenue for the three months ended June 30, 2014, as compared to 15.9% of revenue for the three months ended June 30, 2013.
Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013
Revenues. Total revenues for the six months ended June 30, 2014 increased 2.3%, or $2.3 million, compared to the six months ended June 30, 2013. This was largely attributable to a combined $4.3 million increase in support and maintenance revenues and business management, consulting and managed IT services revenues due to a larger customer base and increased applications within that customer base requiring support and maintenance services, as well as increased demand for and market acceptance of our business management, consulting and managed IT services. The combined increase in support and maintenance revenues and business management, consulting and managed IT services revenues was partially offset by a $2.0 million decrease in system sales revenues, primarily caused by a decrease in revenue recognized under First Generation Meaningful Use Installment Plans.

System sales revenues decreased by 4.6%, or $2.0 million, for the comparative six-month periods. New system installation activity decreased from period to period, as we completed financial and patient software system installations at 13 new hospital clients in the first six months of 2014 (two of which were under SaaS arrangements) compared to 17 in the first six months of 2013 (none of which were under SaaS arrangements). Sales to existing customers, which accounted for 73.3% of our system sales revenues for the first six months of 2014 compared to 49.3% for the first six months of 2013, increased 39.3%, or $8.5 million, as a result of increased installations within our existing customer base of our Physician Documentation application, a critical application in achieving stage two of meaningful use criteria. During 2012, the Company installed systems under First Generation Meaningful Use Installment Plans for which a substantial majority of the consideration is not received or revenue recognized until the customers successfully achieve "meaningful use" designation and receive related stage one ARRA incentive payments. These arrangements resulted in $1.1 million and $2.8 million of revenue recognized (net of additional unrecognized revenue accumulated) during the first six months of 2014 and 2013, respectively. Excluding the net effect on revenue resulting from these arrangements, adjusted system sales (as hereinafter defined in the "Non-GAAP Financial Measures" section below) decreased $0.3 million, or 0.8%, due to the decrease in new system installation activity.
Support and maintenance revenues increased by 3.6%, or $1.3 million, for the comparative six-month periods. Support service fees increased by 6.0%, or $2.0 million, due to an increase in recurring revenues as a result of a larger customer base, an increase in support fees for add-on business sold to existing customers, and an increase in support rates from contractually agreed upon Consumer Price Index ("CPI") rate increases. The increase in support service fees was partially offset by a 35.1%, or $0.4 million, decrease in SaaS, hosting and other fees as a result of the high volume during the trailing twelve months of conversions of previously installed SaaS arrangements to perpetual licenses at the customers' request.
Business management, consulting and managed IT services revenues increased by 12.5%, or $3.0 million, for the comparative six-month periods. We experienced this increase in business management, consulting and managed IT services revenues primarily as a result of an expansion of service offerings complemented by an expanding customer base for our previously existing service offerings. Of our previously existing service offerings, we have experienced growth in customer demand for accounts receivables management (increasing 2.8%, or $0.2 million) and private pay services (increasing 11.9%, or $0.7 million) as a result of more effective marketing of these services. The introduction and continued maturation of our recently introduced service offerings have resulted in increased demand for our clinical consulting services (increasing 41.9%, or $0.5 million), IT consulting services (increasing 349.4%, or $0.2 million) and cloud computing services (a component of managed IT services, increasing 47.1%, or $0.3 million). The introduction of medical coding and clinical help desk services (components of consulting services) in the fourth quarter of 2013 resulted in revenues of $0.6 million during the six months ended June 30, 2014 compared to none in the six months ended June 30, 2013. We also experienced a $0.4 million increase in reimbursed travel costs as a result of the increased utilization of our consulting resources.
Costs of Sales. Total costs of sales increased by 0.6%, or $0.3 million, for the comparative six-month periods. As a percentage of total revenues, costs of sales decreased slightly to 52.8% from 53.7%.
Costs of system sales decreased by 14.6%, or $3.8 million, for the comparative six-month periods. The decrease in costs of system sales was primarily due to decreases in cost of equipment, travel costs and third-party software costs. Cost of equipment and travel costs decreased $1.3 million and $2.0 million, respectively, due to decreased new system installation activity, as the Company's add-on sales are generally not equipment-intensive or travel-intensive. Third-party software costs decreased $0.4 million, as redundant subscriptions for third-party clinical vocabulary content that were in place during the first six months of 2013 have since been terminated. The gross margin on system sales increased to 45.3% for the six-month period ended June 30, 2014 from 38.9% in the six-month period ended June 30, 2013. Excluding the net effect on revenue resulting from First Generation Meaningful Use Installment Plans (which were used by the Company in 2012) and the deferral of the related cost of equipment, the adjusted gross margin on system sales (as hereinafter defined in the "Non-GAAP Financial Measures" section below) increased to 43.9% in the six-month period ended June 30, 2014 from 35.1% in the six-month period ended June 30, 2013. The table below summarizes the major components of costs of system sales as a percentage of system sales revenues:

	Six Months Ended
	June 30, 2014	June 30, 2013
Payroll and related expenses	30.0%	28.8%
Travel expenses	12.0%	16.1%
Cost of equipment	5.7%	8.4%
Excluding the net effect on revenue and cost of equipment resulting from First Generation Meaningful Use Installment Plans, payroll and related expenses, travel expense, and adjusted cost of equipment (as hereinafter defined in the "Non-GAAP Financial Measures" section below) would represent 30.8%, 12.4% and 5.8%, respectively, of adjusted system sales (as hereinafter defined in the "Non-GAAP Financial Measures" section below) for the first six months of 2014 compared to 30.8%, 17.3% and 8.5%, respectively, for the first six months of 2013. Please see the tables set forth below under the caption "Non-GAAP Financial Measures" for a reconciliation of each of these non-GAAP financial measures to the comparable financial measure determined in accordance with GAAP.
Costs of support and maintenance increased 0.6%, or $0.1 million, for the comparative six-month periods, primarily due to an increase in payroll and related costs of 1.0%, or $0.1 million, due to increased personnel. The gross margin on support and maintenance revenues increased slightly to 60.5% for the six-month period ended June 30, 2014 from 59.3% for the six-month period ended June 30, 2013.
Our costs associated with business management, consulting and managed IT services increased 28.2%, or $4.1 million, for the comparative six-month periods, due primarily to an increase in payroll and related expenses. The gross margin on these services decreased to 32.1% for the six-month period ended June 30, 2014 from 40.5% for the six-month period ended June 30, 2013 due to the disproportionate increase in payroll and related expenses versus revenues. Payroll and related expenses increased 27.1%, or $2.5 million, as a result of adding more employees during the trailing twelve months in order to support and develop our growing customer base and increase capacity in advance of anticipated future increases in demand. For similar reasons, we have experienced a $0.7 million increase in temporary labor costs. We also experienced a $0.5 million increase in related travel costs, primarily due to the increased volume of clinical consulting engagements and increased sales generation efforts.
Sales and Marketing Expenses. Sales and marketing expenses decreased 1.5%, or $0.1 million, for the comparative six-month periods. This decrease was primarily attributable to a $0.6 million decrease in commission expense related to the decrease in system sales revenues, partially offset by a $0.2 million increase in stock-based compensation expense as a result of additional grants of restricted stock and performance share awards to our executive officers and certain key employees during the trailing twelve months, and a $0.3 million increase in costs associated with collaborative arrangements associated with our membership in CommonWell Health Alliance, in particular relating to the development of interoperability standards for the healthcare information technology industry.
General and Administrative Expenses. General and administrative expenses decreased 4.0%, or $0.7 million, for the comparative six-month periods, primarily due to a $0.9 million decrease in bad debt expense and a $0.7 million decrease in expenses associated with our self-insured group healthcare plans offered to our employees. The decrease in bad debt expense is due to the combined factors of decreased growth in gross accounts receivable and financing receivables ("total gross receivables") during the first six months of 2014 compared to the first six months of 2013 and the lack of any severe collectability determinations during the first six months of 2014. Total gross receivables grew by 48.4%, or $16.4 million, during the first six months of 2013, necessitating increases in our allowance for doubtful accounts and allowance for credit losses to accommodate the expanding receivables base. Comparatively, total gross receivables increased only 7.1%, or $3.5 million, during the first six months of 2014. This decreased growth in total gross receivables is due to the combined effects of decreased utilization of Second Generation Meaningful Use Installment Plans in the first six months of 2014 compared to the first six months of 2013 and a significant increase in collections made pursuant to those arrangements during the first six months of 2014. Additionally, the first six months of 2013 were impacted by severe write-offs of receivable balances due from a single customer experiencing significant financial difficulty, with no such events occurring in the first six months of 2014. Costs associated with our self-insured group healthcare plans decreased as we experienced historically severe claims in the first six months of 2013, with such costs returning to more typical levels during the first six months of 2014. The combined $1.6 million decrease in bad debt expense and expenses associated with our self-insured group healthcare plans is partially offset by increases in stock-compensation costs, costs associated with our defined contribution employee retirement plan, costs associated with our annual user group conference, and costs related to our incentive bonus program for certain members of management. Stock-compensation costs increased $0.4 million due to additional grants of restricted stock and performance share awards to our executive officers, certain key employees and non-employee directors during the trailing twelve months. Costs associated with our defined contribution employee retirement plan increased 12.9%, or $0.2 million, due to an increased number of participants eligible for the Company's discretionary employer matching contribution. Costs associated with our annual user group conference increased $0.1 million as our national user conference was held during April 2014 with the 2013 event occurring during September 2013. Costs related to our incentive bonus program for certain members of management increased $0.1 million, due mostly to changes in the program.
As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses decreased to 22.4% for the six-month period ended June 30, 2014 compared to 23.7% for the six-month period ended June 30, 2013.
As a result of the foregoing factors, income before taxes increased by 10.8%, or $2.6 million, from the six months ended June 30, 2013.

Income Taxes. Our effective income tax rate for the six-month periods ended June 30, 2014 and 2013 was 35.5% and 34.4%, respectively. The federal research and development tax credit expired effective December 31, 2011, but was retroactively extended for amounts incurred from January 1, 2012 through December 31, 2013, when the American Taxpayer Relief Act of 2012 ("ATRA") was signed into law in January 2013. No tax benefit from these credits was recorded during 2012 as applicable accounting standards require that such benefits are to be recorded in the period that the legislation is enacted. Instead, the Company recognized the full net benefit for the federal research and development tax credit for the entire 2012 fiscal year during the six months ended June 30, 2013, in addition to estimated amounts related to the first six months of 2013. As the federal research and development tax credit, as extended by the ATRA, expired effective December 31, 2013 and has yet to be extended for fiscal year 2014 as of June 30, 2014, no tax benefit from these credits has been recorded for the six months ended June 30, 2014.
Net Income. Net income for the six months ended June 30, 2014 increased by 9.0%, or $1.4 million, to $16.8 million, or $1.50 per basic and diluted share, as compared with net income of $15.4 million, or $1.39 per basic and diluted share, for the six months ended June 30, 2013. Net income represented 16.0% of revenue for the six months ended June 30, 2014, as compared to 15.0% of revenue for the six months ended June 30, 2013.
Liquidity and Capital Resources
As of June 30, 2013, we had cash and cash equivalents of $13.3 million, compared to $1.6 million at June 30, 2013. This increase in cash and cash equivalents is mostly due to a significant increase in net cash provided by operating activities and a significant decrease in cash used for investing activities, as discussed below. Management believes that cash and investments plus cash generated from our normal operating activities should be adequate to fund our business for at least the next twelve months. Our principal source of liquidity has been cash provided by operating activities. Cash provided by operating activities has been used primarily to fund the growth in our business and return cash to stockholders in the form of dividends. We believe that paying dividends is an effective way of providing an investment return to our stockholders and a beneficial use of our cash. However, the declaration of dividends by CPSI is subject to the discretion of our Board of Directors. Our Board of Directors will continue to take into account such matters as general business conditions, our financial results and such other factors as our Board of Directors may deem relevant.
Net cash provided by operating activities for the six months ended June 30, 2014 was $14.5 million, compared to $6.8 million for the six months ended June 30, 2013. This 113.6% increase in net cash provided by operating activities far outpaces our 9.0% increase in net income from the first six months of 2013 to the first six months of 2014 and primarily results from the combined effects of decreased utilization of Second Generation Meaningful Use Installment Plans in the first six months of 2014 compared to the first six months of 2013 and a significant increase in collections made pursuant to those arrangements during the first six months of 2014.
As previously stated, for the first two years following execution of such an arrangement, customers are only required to remit to us Medicare and Medicaid incentive payments (not to exceed the remaining balance under the arrangement) received for adoption of a qualifying EHR upon receipt of such funds. All 17 of our new customer installations during the first six months of 2013 were under Second Generation Meaningful Use Installment Plans, resulting in significant increases in our financing receivables balances. Of the 13 new customer installations during the first six months of 2014, only six were under Second Generation Meaningful Use Plans while two were under SaaS arrangements, with the remaining five containing more traditional payment terms resulting in payments due as the respective installations are completed. Our collections of amounts due under Second Generation Meaningful Use Installment Plans increased from $3.0 million during the first six months of 2013 to $8.6 million during the first six months of 2014, as these arrangements were relatively new in 2013 with very few of these customers having completed the attestation period and administrative actions necessary to receive related incentive payments as of June 30, 2013. The prevalence of these arrangements during the remainder of 2013 has resulted in an expanded population of customers under such arrangements and, when coupled with successful attestations in the trailing twelve months, has resulted in an increased volume of customers receiving incentive payments and, consequently, significantly higher collections during the first six months of 2014.
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

Net cash used in investing activities totaled $0.2 million for the six months ended June 30, 2014, compared to $2.8 million for the six months ended June 30, 2013. We used cash for the purchase of $2.7 million of property and equipment during the first six months of 2013, with approximately half of that amount related to the build-out of our new facility in Fairhope, Alabama. Capital expenditures were $0.3 million during the first six months of 2014, and we do not anticipate the need for significant capital expenditures during the remainder of 2014.
Net cash used in financing activities totaled $12.7 million for the six months ended June 30, 2014, compared to $11.3 million for the six months ended June 30, 2013. During the six months ended June 30, 2014, we increased our dividend rate 11.8% to $0.57 per share from $0.51 per share.
Our days sales outstanding, which represents the average collection time for accounts receivable, for the six months ended June 30, 2014 and 2013 were 45 and 35 days, respectively. This significant increase in days sales outstanding is primarily attributable to the decreased utilization of Second Generation Meaningful Use Installment Plans in the first six months of 2014 compared to the first six months of 2013, resulting in more sales dollars entering accounts receivable. Despite this increase in days sales outstanding, we have not experienced a significant deterioration within the agings of our accounts receivable.
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
Backlog
Backlog consists of revenues we reasonably expect to recognize over the next 12 months under existing contracts, and excludes amounts to be recognized in subsequent periods related to First Generation Meaningful Use Installment Plans. The revenues to be recognized may relate to a combination of one-time fees for system sales and recurring fees for support and maintenance, business management, consulting and managed IT services. As of June 30, 2014, we had a twelve-month backlog of approximately $49.7 million in connection with non-recurring system purchases and approximately $120.9 million in connection with recurring payments under support and maintenance, business management, consulting and managed IT services. As of June 30, 2013, we had a twelve-month backlog of approximately $43.4 million in connection with non-recurring system purchases and approximately $115.0 million in connection with recurring payments under support and maintenance, business management, consulting and managed IT services. Our backlog increase is the result of new contracts signed in the trailing twelve months to be installed over the next twelve months, as well as an increase in our customer base for recurring business.
Off Balance Sheet Arrangements
We had no off-balance sheet arrangements, as defined by Item 303(a)(4) of SEC Regulation S-K, as of June 30, 2014.
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

In our Annual Report on Form 10-K for the year ended December 31, 2013, we identified our critical accounting polices related to revenue recognition, allowance for doubtful accounts, allowance for credit losses and estimates. There have been no significant changes to these critical accounting policies for the three months ended June 30, 2014.
Non-GAAP Financial Measures
We have included in the discussion under the captions "Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013" and "Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013" above financial measures that were not prepared in accordance with GAAP. Any analysis of non-GAAP financial measures should be made only in conjunction with results presented in accordance with GAAP. Below, we define each of these non-GAAP financial measures, provide a reconciliation of each non-GAAP financial measure to the most directly comparable financial measure calculated in accordance with GAAP, and discuss the reasons that we believe this information is useful to management and may be useful to investors.
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
Set forth below are reconciliations of adjusted gross margin on system sales, adjusted cost of equipment, and adjusted system sales to the comparable financial measures calculated in accordance with GAAP (dollar amounts in thousands):
Adjusted Gross Margin on System Sales

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Gross margin on system sales	$9,371	$9,293	$18,631	$16,765
Add: Unrecognized revenue accumulated related to First Generation Meaningful Use Installment Plans	—	109	11	592
Less: Revenue recognized related to First Generation Meaningful Use Installment Plans	(966)	(1,086)	(1,131)	(3,379)
Less: Deferred cost of equipment related to First Generation Meaningful Use Installment Plans	—	—	—	(9)
Add: Amortization of deferred cost of equipment related to First Generation Meaningful Use Installment Plans	16	136	27	190
Adjusted gross margin on system sales	$8,421	$8,452	$17,538	$14,159

Adjusted Cost of Equipment

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Cost of equipment	$986	$1,755	$2,333	$3,614
Add: Deferred cost of equipment related to First Generation Meaningful Use Installment Plans	—	—	—	9
Less: Amortization of deferred cost of equipment related to First Generation Meaningful Use Installment Plans	(16)	(136)	(27)	(190)
Adjusted cost of equipment	$970	$1,619	$2,306	$3,433
Adjusted System Sales

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
System sales	$20,663	$22,377	$41,117	$43,099
Add: Unrecognized revenue accumulated related to First Generation Meaningful Use Installment Plans	—	109	11	592
Less: Revenue recognized related to First Generation Meaningful Use Installment Plans	(966)	(1,086)	(1,131)	(3,379)
Adjusted system sales	$19,697	$21,400	$39,997	$40,312

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk relates primarily to the potential change in the value of our investment portfolio as a result of fluctuations in interest rates. The primary purpose of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk of loss. As of June 30, 2014, our investment portfolio consisted of a variety of financial instruments, primarily including, but not limited to, money market securities and high quality government and corporate obligations. It is our intent to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We do not hold financial instruments for trading or other speculative purposes. The securities in our investment portfolio are classified as available-for-sale and, consequently, are recorded on our balance sheet at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in stockholders’ equity.
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

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of June 30, 2014.

	Aggregate Fair Value	Weighted Average Interest Rate
Cash and Cash Equivalents:
Cash and cash equivalents	$13,294,472	—%
Short-Term Investments: (1)
Accrued income	$45,684	—%
Money market funds	1,033,533	0.04%
Obligations of the U.S. Treasury, U.S government corporations and agencies	1,210,978	0.26%
Corporate debt securities	2,815,564	2.18%
Total short-term investments	$5,105,759
Long-Term Investments: (2)
Obligations of the U.S. Treasury, U.S government corporations and agencies	$2,872,272	1.12%
Mortgage backed securities	71,730	1.63%
Corporate debt securities	2,665,546	1.91%
Total long-term investments	$5,609,548

(1)	Reflects instruments with a contractual maturity of less than one year.

(2)	Reflects instruments with a contractual maturity of one year or more.
As of June 30, 2014, the Company had no borrowings and, therefore, is not subject to interest rate risks related to debt instruments.

Item 4.	Controls and Procedures.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
From time to time, we are involved in routine litigation that arises in the ordinary course of business. We are not currently involved in any claims outside the ordinary course of business that are material to our financial condition or results of operations.

Item 1A.	Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3 to CPSI’s Current Report on Form 8-K dated October 28, 2013 and incorporated herein by reference)

10.1	Computer Programs and Systems, Inc. 2014 Incentive Plan (filed as Exhibit 10.1 to CPSI's Current Report on Form 8-K dated May 16, 2014 and incorporated herein by reference)

10.2
Form of Performance Share Award Agreement under the Computer Programs and Systems, Inc. 2014 Incentive Plan (filed as Exhibit 10.2 to CPSI's Current Report on Form 8-K dated May 16, 2014 and incorporated herein by reference)

10.3
Form of Performance-Based Cash Bonus Award Agreement under the Computer Programs and Systems, Inc. 2014 Incentive Plan (filed as Exhibit 10.3 to CPSI's Current Report on Form 8-K dated May 16, 2014 and incorporated herein by reference)

10.4
Form of Restricted Stock Award Agreement under the Computer Programs and Systems, Inc. 2014 Incentive Plan (filed as Exhibit 10.4 to CPSI's Current Report on Form 8-K dated May 16, 2014 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Form 10-Q for the period ended June 30, 2014

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Date: August 8, 2014	By:	/s/ J. BOYD DOUGLAS
J. Boyd Douglas
President and Chief Executive Officer

Date: August 8, 2014	By:	/S/ DAVID A. DYE
David A. Dye
Chief Financial Officer

Exhibit Index

No.	Exhibit

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3 to CPSI’s Current Report on Form 8-K dated October 28, 2013 and incorporated herein by reference)

10.1	Computer Programs and Systems, Inc. 2014 Incentive Plan (filed as Exhibit 10.1 to CPSI's Current Report on Form 8-K dated May 16, 2014 and incorporated herein by reference)

10.2
Form of Performance Share Award Agreement under the Computer Programs and Systems, Inc. 2014 Incentive Plan (filed as Exhibit 10.2 to CPSI's Current Report on Form 8-K dated May 16, 2014 and incorporated herein by reference)

10.3
Form of Performance-Based Cash Bonus Award Agreement under the Computer Programs and Systems, Inc. 2014 Incentive Plan (filed as Exhibit 10.3 to CPSI's Current Report on Form 8-K dated May 16, 2014 and incorporated herein by reference)

10.4
Form of Restricted Stock Award Agreement under the Computer Programs and Systems, Inc. 2014 Incentive Plan (filed as Exhibit 10.4 to CPSI's Current Report on Form 8-K dated May 16, 2014 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Form 10-Q for the period ended June 30, 2014