Form 10-Q
period 2014-09-30
COMPUTER PROGRAMS & SYSTEMS INC
filed 2014-11-07
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 6, 2014, there were 11,208,879 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.
Quarterly Report on Form 10-Q
(For the three and nine months ended September 30, 2014)

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$18,007,759	$11,729,185
Investments	10,684,086	10,702,626
Accounts receivable, net of allowance for doubtful accounts of $1,412,000 and $1,125,000, respectively	24,461,925	20,076,592
Financing receivables, current portion, net	23,790,136	25,387,637
Inventories	1,877,134	1,588,673
Deferred tax assets	2,701,015	2,366,369
Prepaid income taxes	969,859	—
Prepaid expenses and other	1,275,616	901,228
Total current assets	83,767,530	72,752,310
Property and equipment, net	17,257,077	19,231,372
Financing receivables, net of current portion	439,664	550,956
Total assets	$101,464,271	$92,534,638
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,917,646	$3,213,714
Deferred revenue	7,072,212	9,581,357
Accrued vacation	4,175,118	3,694,600
Income taxes payable	—	797,101
Other accrued liabilities	5,979,927	4,164,242
Total current liabilities	21,144,903	21,451,014
Deferred tax liabilities	1,010,194	2,001,077
Stockholders’ equity:
Common stock, $0.001 par value; 30,000,000 shares authorized; 11,208,879 and 11,159,142 shares issued and outstanding	11,209	11,159
Additional paid-in capital	37,859,093	34,643,900
Accumulated other comprehensive (loss) income	(11,865)	11,368
Retained earnings	41,450,737	34,416,120
Total stockholders’ equity	79,309,174	69,082,547
Total liabilities and stockholders’ equity	$101,464,271	$92,534,638
The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales revenues:
System sales	$20,755,908	$16,184,926	$61,872,728	$59,283,594
Support and maintenance	18,243,734	17,996,814	54,942,885	53,411,592
Business management, consulting and managed IT services	14,327,522	12,597,904	41,659,205	36,894,310
Total sales revenues	53,327,164	46,779,644	158,474,818	149,589,496
Costs of sales:
System sales	11,087,200	11,241,680	33,573,260	37,575,720
Support and maintenance	7,454,129	7,134,147	21,955,278	21,547,031
Business management, consulting and managed IT services	9,525,967	7,749,519	28,072,438	22,216,913
Total costs of sales	28,067,296	26,125,346	83,600,976	81,339,664
Gross profit	25,259,868	20,654,298	74,873,842	68,249,832
Operating expenses:
Sales and marketing	3,561,184	3,286,431	11,159,242	10,997,045
General and administrative	7,523,475	6,341,999	23,483,126	22,969,561
Total operating expenses	11,084,659	9,628,430	34,642,368	33,966,606
Operating income	14,175,209	11,025,868	40,231,474	34,283,226
Other income:
Other income	68,970	113,428	94,691	386,727
Total other income	68,970	113,428	94,691	386,727
Income before taxes	14,244,179	11,139,296	40,326,165	34,669,953
Provision for income taxes	4,889,432	3,870,058	14,149,974	11,971,360
Net income	$9,354,747	$7,269,238	$26,176,191	$22,698,593
Net income per share—basic	$0.83	$0.66	$2.34	$2.05
Net income per share—diluted	$0.83	$0.66	$2.34	$2.05
Weighted average shares outstanding used in per common share computations:
Basic	11,027,723	11,003,012	11,018,521	10,995,614
Diluted	11,027,723	11,003,012	11,018,521	10,995,614
Dividends declared per share	$0.57	$0.51	$1.71	$1.53
The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$9,354,747	$7,269,238	$26,176,191	$22,698,593
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on investments available for sale, net of tax	(47,457)	1,383	(23,233)	(12,391)
Total other comprehensive (loss) income, net of tax	(47,457)	1,383	(23,233)	(12,391)
Comprehensive income	$9,307,290	$7,270,621	$26,152,958	$22,686,202

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2013	11,159,142	$11,159	$34,643,900	$11,368	$34,416,120	$69,082,547
Net income	—	—	—	—	26,176,191	26,176,191
Unrealized (loss) on investments available for sale, net of tax	—	—	—	(23,233)	—	(23,233)
Issuance of restricted stock	49,737	50	(50)	—	—	—
Stock-based compensation	—	—	3,094,545	—	—	3,094,545
Dividends	—	—	—	—	(19,141,574)	(19,141,574)
Income tax benefit from restricted stock dividends	—	—	107,178	—	—	107,178
Excess tax benefit from restricted stock	—	—	13,520	—	—	13,520
Balance at September 30, 2014	11,208,879	$11,209	$37,859,093	$(11,865)	$41,450,737	$79,309,174
The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating Activities
Net income	$26,176,191	$22,698,593
Adjustments to net income:
Provision for bad debt	925,982	2,113,244
Deferred taxes	(1,311,933)	(131,370)
Stock based compensation	3,094,545	1,059,314
(Excess) deficient tax benefit from restricted stock	(13,520)	55,598
Income tax benefit from restricted stock dividends	(107,178)	(46,039)
Depreciation	2,725,521	2,561,848
Changes in operating assets and liabilities:
Accounts receivable	(5,401,276)	(2,610,251)
Financing receivables	1,798,754	(18,627,498)
Inventories	(288,461)	447,583
Prepaid expenses and other	(374,388)	77,862
Accounts payable	703,932	(48,415)
Deferred revenue	(2,509,145)	3,242,481
Other liabilities	2,296,203	1,936,794
Income taxes payable	(1,646,262)	1,592,582
Net cash provided by operating activities	26,068,965	14,322,326
Investing Activities
Purchases of property and equipment	(751,226)	(3,315,646)
Purchases of investments	(18,289)	(2,723,501)
Sale of investments	—	2,678,760
Net cash used in investing activities	(769,515)	(3,360,387)
Financing Activities
Dividends paid	(19,141,574)	(16,951,276)
Excess (deficient) tax benefit from restricted stock	13,520	(55,598)
Income tax benefit from restricted stock dividends	107,178	46,039
Net cash used in financing activities	(19,020,876)	(16,960,835)
Increase (decrease) in cash and cash equivalents	6,278,574	(5,998,896)
Cash and cash equivalents at beginning of period	11,729,185	8,912,457
Cash and cash equivalents at end of period	$18,007,759	$2,913,561
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes, net of refund	$17,163,458	$10,569,288
Write-off of fully depreciated assets	$—	$1,222,325
The accompanying notes are an integral part of these consolidated financial statements.

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
The Company will occasionally provide ISP and other professional IT services. Depending on the nature of the services provided, these services may be considered software elements or non-software elements. The selling price of services considered to be software elements is based on VSOE of the fair value of the services by reference to the price our customers are required to pay for the services when sold seperately. The selling price of services considered to be non-software elements is based on third-party evidence of selling price of similar services. Revenue from these elements are recognized as the services are performed.
Business Management Services
Business management services consist of electronic billing, statement processing, payroll processing, accounts receivable management, contract management and insurance services. While business management service arrangements are contracts separate from the system sale and support and maintenance contracts, these contracts are often executed within a short time frame of each other. The amount of the total arrangement allocated to these services is based on VSOE of fair value by reference to the rate at which our customers renew as well as the rate at which the services are sold to customers when the business management services agreement is not executed within a short time frame of the system sale and support and maintenance contracts. If VSOE of fair value does not exist for these services, we allocate arrangement consideration based on third-party evidence ("TPE") of selling price or, if neither VSOE nor TPE is available, estimated selling price. Because the pricing is transaction based (per unit pricing), customers are billed and revenue recognized as services are performed based on transaction levels.

3.     PROPERTY AND EQUIPMENT
Property and equipment are comprised of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Land	$2,848,276	$2,848,276
Buildings and improvements	9,692,268	9,309,951
Maintenance equipment	1,607,256	1,607,256
Computer equipment	5,524,304	5,524,304
Leasehold improvements	4,543,559	4,543,559
Office furniture and fixtures	3,948,751	3,597,842
Automobiles	334,398	316,398
	28,498,812	27,747,586
Less: accumulated depreciation	(11,241,735)	(8,516,214)
Property and equipment, net	$17,257,077	$19,231,372

4.     OTHER ACCRUED LIABILITIES
Other accrued liabilities are comprised of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Salaries and benefits	$4,216,987	$2,379,202
Commissions	639,916	718,524
Self-insurance reserves	632,800	706,600
Other	490,224	359,916
	$5,979,927	$4,164,242
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
Investments are comprised of the following at September 30, 2014:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments (money market funds and accrued income)	$83,348	$—	$—	$83,348
Obligations of U.S. Treasury, U.S. government corporations and agencies	2,118,001	9,886	(624)	2,127,263
Mortgaged-backed securities	67,663	2,274	—	69,937
Certificates of deposit	2,000,000	—	(17,503)	1,982,497
Corporate debt securities	6,417,078	24,760	(20,797)	6,421,041
	$10,686,090	$36,920	$(38,924)	$10,684,086

Shown below are the amortized cost and estimated fair value of available-for-sale securities with fixed maturities at September 30, 2014, by contract maturity date. Actual maturities may differ from contractual maturities because issuers of certain securities retain early call or prepayment rights.

	Amortized Cost	Fair Value
Due in 2014	$458,100	$458,832
Due in 2015	3,699,856	3,728,061
Due in 2016	1,957,566	1,960,867
Due in 2017	493,072	490,905
Due thereafter	4,077,496	4,045,421
	$10,686,090	$10,684,086
Investments were comprised of the following at December 31, 2013:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments (money market funds and accrued income)	$3,402,921	$—	$—	$3,402,921
Obligations of U.S. Treasury, U.S. government corporations and agencies	2,748,721	250	(121)	2,748,850
Mortgaged-backed securities	78,540	2,572	—	81,112
Corporate debt securities	4,454,107	17,038	(1,402)	4,469,743
	$10,684,289	$19,860	$(1,523)	$10,702,626
The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at September 30, 2014 and December 31, 2013, respectively:

	At September 30, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Treasury, U.S. government corporations and agencies	$493,649	$(624)	$—	$—	$493,649	$(624)
Certificates of deposit	1,982,497	(17,503)	—	—	1,982,497	(17,503)
Corporate debt securities	2,692,495	(20,522)	149,687	(275)	2,842,182	(20,797)
	$5,168,641	$(38,649)	$149,687	$(275)	$5,318,328	$(38,924)

	At December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Treasury, U.S. government corporations and agencies	$1,321,511	$(121)	$—	$—	$1,321,511	$(121)
Corporate debt securities	148,911	(1,022)	161,270	(380)	310,181	(1,402)
	$1,470,422	$(1,143)	$161,270	$(380)	$1,631,692	$(1,523)
Our investment portfolio, including those securities in unrealized loss positions at September 30, 2014, is comprised almost entirely of investment-grade corporate and government debt securities and certificates of deposits with large financial institutions. The Company does not intend to sell the investments that are in an unrealized loss position, and it is not likely that the Company will be required to sell any investments before recovery of their amortized cost basis. As a result, the Company has determined that the unrealized losses are deemed to be temporary impairments as of

September 30, 2014. The Company believes that the unrealized losses generally are caused by liquidity discounts and increases in risk premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets.
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
The following is a calculation of the basic and diluted EPS for the Company's common stock, including a reconciliation between net income and net income attributable to common stockholders:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net income	$9,354,747	$7,269,238	$26,176,191	$22,698,593
Less: Net income attributable to participating securities	(151,917)	(51,290)	(403,796)	(171,315)
Net income attributable to common stockholders	$9,202,830	$7,217,948	$25,772,395	$22,527,278

Weighted average shares outstanding used in basic per common share computations	11,027,723	11,003,012	11,018,521	10,995,614
Add: Dilutive potential common shares	—	—	—	—
Weighted average shares outstanding used in diluted per common share computations	11,027,723	11,003,012	11,018,521	10,995,614

Basic EPS	$0.83	$0.66	$2.34	$2.05
Diluted EPS	$0.83	$0.66	$2.34	$2.05
During 2014, performance share awards were granted to certain executive officers and key employees of the Company which will result in the issuance of time-vesting restricted stock if the predefined performance criteria are met. The awards contain an aggregate target of 46,541 shares, none of which have been included in the calculation of diluted EPS for the three and nine months ended September 30, 2014 because the related threshold award performance level has not been achieved as of September 30, 2014. See Note 8.

7.     INCOME TAXES
The Company accounts for income taxes in accordance with FASB Codification topic, Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Deferred tax assets and liabilities are comprised of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Deferred tax assets:
Accounts receivable and financing receivables	$1,048,162	$971,132
Accrued vacation	1,254,057	1,191,286
Stock-based compensation	760,501	491,921
Deferred revenue	232,583	48,383
Accrued liabilities and other	166,213	155,569
Other comprehensive income	6,629	—
Total deferred tax assets	$3,468,145	$2,858,291
Deferred tax liabilities:
Other comprehensive income	$—	$6,967
Depreciation	1,777,324	2,486,032
Total deferred tax liabilities	$1,777,324	$2,492,999
Significant components of the Company’s income tax provision in the Condensed Consolidated Statements of Income for the nine months ended September 30 are as follows:

	2014	2013
Current provision:
Federal	$12,954,529	$10,396,557
State	2,507,378	1,706,173
Deferred provision:
Federal	(1,177,376)	(117,896)
State	(134,557)	(13,474)
Total income tax provision	$14,149,974	$11,971,360
The difference between income taxes at the U.S. federal statutory income tax rate of 35% and those reported in the Condensed Consolidated Statements of Income for the nine months ended September 30 is as follows:

	2014	2013
Income taxes at U.S. Federal statutory rate	$14,114,158	$12,134,483
Provision-to-return adjustments	(161,732)	(210,673)
State income taxes, net of U.S. Federal tax effect	1,429,720	1,234,907
Domestic production activities deduction	(1,299,464)	(1,086,617)
Tax credits	—	(439,600)
Uncertain tax positions	25,402	389,284
Other	41,890	(50,424)
Total income tax provision	$14,149,974	$11,971,360
Our effective tax rates for the three and nine months ended September 30, 2014 were 34.3% and 35.1%, respectively, compared to 34.7% and 34.5% for the three and nine months ended September 30, 2013. The federal research and development tax credit expired effective December 31, 2011, but was retroactively extended for amounts incurred from January 1, 2012 through December 31, 2013, when the American Taxpayer Relief Act of 2012 (the "ATRA") was signed into law in January 2013. No tax benefit from these credits was recorded during 2012 as applicable accounting standards require that such benefits are to be recorded in the period that the legislation is enacted. Instead, the Company recognized the full net benefit for the federal research and development tax credit for the entire 2012 fiscal year during the three and nine months ended September 30, 2013, in addition to estimated amounts related to the first three quarters of 2013. As the federal research and development tax credit, as extended by the ATRA, expired effective December 31, 2013 and had yet to be extended for fiscal year 2014 as of September 30, 2014, no tax benefit from these credits has been recorded for the three or nine months ended September 30, 2014.
The Company had unrecognized tax benefits of $1,343,379 related to uncertain tax positions as of September 30, 2014 under the provisions of FASB Codification topic, Income Taxes, which is recorded as a component of prepaid income taxes within the Condensed Consolidated Balance Sheets. As of September 30, 2014, $193,690 of accrued interest related to such positions has been recorded. The federal returns for the tax years 2004 through 2009 are currently under examination by the Internal Revenue Service, primarily in relation to research credits and domestic production activities deduction amounts claimed on those returns, as amended, by the Company. The federal returns for tax years 2010 through 2013 remain open to examination, and the tax years 2006 through 2013 remain open to examination by certain other taxing jurisdictions to which the Company is subject.
8.     STOCK-BASED COMPENSATION
Stock-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee’s or non-employee director’s requisite service period.
The following table shows total stock-based compensation expense for the three and nine months ended September 30, 2014 and 2013, included in the Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Costs of sales	$551,322	$114,999	$1,222,190	$344,997
Operating expenses	786,546	240,421	1,872,355	714,317
Pre-tax stock-based compensation expense	1,337,868	355,420	3,094,545	1,059,314
Less: income tax effect	521,769	138,614	1,206,873	413,132
Net stock-based compensation expense	$816,099	$216,806	$1,887,672	$646,182
The Company's stock-based compensation awards are in the form of restricted stock and performance share awards made pursuant to the Company's 2005 Restricted Stock Plan, 2012 Restricted Stock Plan for Non-Employee Directors, and 2014 Incentive Plan (the "Plans"). As of September 30, 2014, there was $11,505,506 of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans.
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

A summary of restricted stock activity under the Plans for the nine months ended September 30, 2014 and 2013 is as follows:

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Nonvested restricted stock outstanding at beginning of period	153,674	$58.15	94,729	$59.12
Granted	49,737	61.63	81,470	57.39
Performance share awards converted to restricted stock	—	—	—	—
Vested	(40,737)	59.06	(20,069)	60.79
Nonvested restricted stock outstanding at end of period	162,674	$58.98	156,130	$58.47
Performance Share Awards
In 2014, the Company began to grant performance share awards to executive officers and certain key employees under the 2014 Incentive Plan. The number of shares of common stock earned and issuable under the award is determined at the end of each performance period, based on the Company's achievement of performance goals predetermined by the Compensation Committee of the Board of Directors at the time of grant. If certain levels of the performance criteria are met, the award results in the issuance of shares of restricted stock corresponding to such level, which shares are then subject to time-based vesting pursuant to which the shares of restricted stock vest in equal annual installments over the applicable vesting period, which is generally three years for restricted stock issued pursuant to performance share awards.
In the event that the Company's financial performance meets the predetermined target for the performance criteria, the Company will issue each award recipient the number of restricted shares equal to the target award specified in the individual's underlying performance share award agreement. In the event the financial results of the Company exceed the predetermined target, additional shares up to the maximum award may be issued. In the event the financial results of the Company fall below the predetermined target, a reduced number of shares may be issued. If the financial results of the Company fall below the threshold performance level, no shares will be issued.
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
A summary of performance share award activity under the 2014 Incentive Plan for the nine months ended September 30, 2014 and 2013 is as follows, based on the target award amounts set forth in the performance share award agreements:

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Performance share awards outstanding at beginning of period	—	$—	—	$—
Granted	46,541	60.28	—	—
Performance share awards converted to restricted stock	—	—	—	—
Performance share awards outstanding at end of period	46,541	$60.28	—	$—

9.     FINANCING RECEIVABLES
Short-Term Payment Plans
The Company has sold information and patient care systems to certain healthcare providers under short-term payment plans, which typically have expected terms from three to 12 months. These receivables, included in the current portion of financing receivables, were comprised of the following on September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Short-term payment plans, gross	$23,747,019	$25,317,770
Less: allowance for losses	(1,187,351)	(1,265,889)
Less: unearned income	—	—
Short-term payment plans, net	$22,559,668	$24,051,881
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
The components of these lease receivables were as follows on September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Sales-type leases, gross	$1,777,275	$2,081,512
Less: allowance for losses	(87,878)	(99,301)
Less: unearned income	(19,265)	(95,499)
Sales-type leases, net	$1,670,132	$1,886,712
Future minimum lease payments to be received subsequent to September 30, 2014 are as follows:

2014	$291,063
2015	1,186,358
2016	238,595
2017	61,259
2018	—
Thereafter	—

Total minimum lease payments to be received	1,777,275
Less: unearned income	(19,265)

Net lease receivables	$1,758,010

Credit Quality of Financing Receivables and Allowance for Credit Losses
The following table is a roll-forward of the allowance for financing credit losses for the nine months ended September 30, 2014 and year ended December 31, 2013:

	Balance at Beginning of Period	Provision	Charge-offs	Recoveries	Balance at End of Period
September 30, 2014	$1,365,190	$(89,961)	$—	$—	$1,275,229
December 31, 2013	$662,315	$1,309,160	$(606,285)	$—	$1,365,190
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
Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. To facilitate customer collection and credit monitoring efforts, financing receivable amounts are invoiced and reclassified to trade accounts receivable when they become due, with all invoiced amounts placed on nonaccrual status. As a result, all past due amounts related to the Company’s financing receivables are included in trade accounts receivable in the accompanying Condensed Consolidated Balance Sheets. The following is an analysis of the age of financing receivables amounts (excluding short-term payment plans) that have been reclassified to trade accounts receivable and were past due as of September 30, 2014 and December 31, 2013:

	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due
September 30, 2014	$146,915	$25,928	$21,086	$193,929
December 31, 2013	$511,792	$85,738	$57,429	$654,959
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

	September 30, 2014	December 31, 2013
Customer balances with amounts reclassified to trade accounts receivable that are:
1 to 90 Days Past Due	$805,297	$1,322,823
91 to 180 Days Past Due	162,628	368,424
181 + Days Past Due	27,500	37,537
Total customer balances with past due amounts reclassified to trade accounts receivable	$995,425	$1,728,784
Total customer balances with no past due amounts reclassified to trade accounts receivable	762,585	257,229
Total financing receivables with contractual maturities of one year or less	23,747,019	25,317,770
Less: allowance for losses	(1,275,229)	(1,365,190)
Total financing receivables	$24,229,800	$25,938,593
First Generation Meaningful Use Installment Plans
During 2012, the Company entered into multiple customer license agreements with payment terms requiring the customer to remit to the Company incentive payments (not to exceed the remaining balance of the contract price) received under the American Recovery and Reinvestment Act of 2009 (the "ARRA") for adoption of qualifying electronic health records ("EHRs"), with only nominal payment amounts required until the customer’s receipt of such incentive payments ("First Generation Meaningful Use Installment Plans"). If no such incentive payments are received by the customer or if such payments are not sufficient to pay the remaining balance under the arrangement, payments continue at contracted nominal amounts until the balance of the contract price is paid in full. Because of the significant difference in the underlying economics of these arrangements compared to our historical financing receivables, management has determined that these arrangements are not comparable to historical arrangements. In accordance with the Software topic and Revenue Recognition subtopic of the Codification, the Company recognizes revenue related to these arrangements as the amounts become due. Anticipated future cash flows from these First Generation Meaningful Use Installment Plans are excluded from the Company’s financing receivables and deferred revenue in the accompanying Condensed Consolidated Balance Sheets. Direct, incremental costs in the amount of $67,619, included as a component of prepaid expenses and other in the accompanying Condensed Consolidated Balance Sheets, have been capitalized as of September 30, 2014 related to these arrangements.
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
10.     COMMITMENTS AND CONTINGENCIES
From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. Management does not believe it is reasonably possible that these matters will have a material adverse effect on the Company’s financial statements.

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
The fair values of the Company’s available-for-sale securities are based on matrix pricing for the periods ended September 30, 2014 and December 31, 2013, which uses observable market-based inputs (such as benchmark yields) in addition to quoted prices in active markets to derive fair values. As a result, these inputs are classified as Level 2 within the fair value hierarchy. We generally apply fair value techniques on a non-recurring basis associated with (1) valuing potential impairment loss related to financing receivables accounted for pursuant to Codification topic, Leases, and (2) valuing potential impairment loss related to long-lived assets accounted for pursuant to Codification topic, Property, Plant and Equipment, when events or circumstances indicate a possible impairment.
The following tables summarize the carrying amounts and fair values of certain assets and liabilities at September 30, 2014 and December 31, 2013:

		Fair Value at September 30, 2014 Using
		Quoted Prices in
	Carrying	Active Markets for	Significant Other	Significant
	Amount at	Identical Assets	Observable Inputs	Unobservable Inputs
	9/30/2014	(Level 1)	(Level 2)	(Level 3)
Description
Available-for-sale securities
Short-term investments (money market funds and accrued income)	$83,348	$—	$83,348	$—
Obligations of U.S. Treasury, U.S. government corporations and agencies	2,127,263	—	2,127,263	—
Mortgage backed securities	69,937	—	69,937	—
Certificates of deposit	1,982,497	—	1,982,497	—
Corporate debt securities	6,421,041	—	6,421,041	—
Total available-for-sale securities	$10,684,086	$—	$10,684,086	$—

		Fair Value at December 31, 2013 Using
		Quoted Prices in
	Carrying	Active Markets for	Significant Other	Significant
	Amount at	Identical Assets	Observable Inputs	Unobservable Inputs
	12/31/2013	(Level 1)	(Level 2)	(Level 3)
Description
Available-for-sale securities
Short-term investments (money market funds and accrued income)	$3,402,921	$—	$3,402,921	$—
Obligations of U.S. Treasury, U.S. government corporations and agencies	2,748,850	—	2,748,850	—
Mortgage backed securities	81,112	—	81,112	—
Corporate debt securities	4,469,743	—	4,469,743	—
Total available-for-sale securities	$10,702,626	$—	$10,702,626	$—
Accrued income in the above tables represents earnings due and payable to our investment portfolio at any point in time but not yet received.
The carrying amounts of other financial instruments reported in the accompanying Condensed Consolidated Balance Sheets for current assets and current liabilities approximates their fair values because of the short-term nature of these instruments.
12.     RECENT ACCOUNTING PRONOUNCEMENTS
New Accounting Standards Adopted in 2014
There were no new standards required to be adopted during the nine months ended September 30, 2014 that are expected to have a material impact on our financial statements.
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
13.     SUBSEQUENT EVENTS
On October 30, 2014, the Company announced a dividend for the fourth quarter of 2014 in the amount of $0.57 per share, payable on November 28, 2014, to stockholders of record as of the close of business on November 13, 2014.

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
Management Overview
Historically we have primarily sought revenue growth through sales of healthcare information technology systems and related services to existing and new customers within our historic target market. Our strategy has produced consistent revenue growth over the long-term, as reflected in five- and ten-year compounded annual growth rates in revenues of approximately 10.9% and 9.5%, respectively, as of the end of our most recently completed fiscal year. Selling new and additional products and services to our existing customer base is an important part of CPSI’s future revenue growth. We believe that as our customer base grows, the demand for additional products and services, including business management, consulting and managed IT services, will also continue to grow, supporting further increases in recurring revenues. We also expect to drive revenue growth from new product development that we may generate from our research and development activities.
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
As our new system installation customers expect significant cash inflows in the form of electronic health record ("EHR") incentive payments from the federal and state governments, we have experienced a significant demand for financing arrangements allowing these customers to minimize the near-term impact on their current cash resources. Our response to such demand has been the implementation of financing arrangements that allow customers to utilize anticipated cash inflows under the EHR incentive program in satisfaction of their payment obligations in purchasing our EHR solution. These payment terms have been particularly pervasive in the population of our new system installations since 2011, with such arrangements comprising nearly all new system installations during 2013, as this was the last year an eligible hospital could begin participation in the EHR incentive program and receive the full four years of incentive payments under the program. Customers seeking and receiving such financing arrangements comprised less than half of our new system installations during the nine months ended September 30, 2014. Historically, we have made financing arrangements available to customers on a case-by-case basis depending upon various aspects of the proposed contract and customer attributes. These financing arrangements include short-term payment plans, longer-term lease financing through us or third-party financing companies, and Software as a Service ("SaaS") arrangements. We intend to continue to work with prospective customers to provide for financing arrangements to purchase our systems so long as such arrangements do not adversely affect our financial position or long-term liquidity. We believe that meeting the financial needs of rural and community hospitals while allowing for the profitable expansion of our footprint in this market will remain both an opportunity and a challenge for us in the foreseeable future.
Despite the ongoing financial challenges facing healthcare organizations, we have not experienced a decline in demand for our products and services, and our collections of receivables remain consistent with historical trends.
American Recovery and Reinvestment Act of 2009
While ongoing financial challenges facing healthcare organizations have impacted and are expected to continue to impact the rural and community hospitals that comprise our target market, we believe that the incentives offered by the American Recovery and Reinvestment Act of 2009 (the "ARRA") for the adoption of qualifying EHRs has increased and will continue to increase demand for healthcare information technology and will have a positive impact on our business prospects through 2015. As of September 30, 2014, incentive payments totaling $25.4 billion have been made to aid healthcare organizations in modernizing their operations through the acquisition and wide-spread use of healthcare information technology. Eligible hospitals can begin receiving these incentive payments in any year from 2011 through 2015, but the total incentive payment will decrease for hospitals that start receiving payments in 2014 and later. Additionally, if an eligible healthcare provider did not begin to demonstrate meaningful use of an EHR by October 1, 2014, then reimbursement under Medicare will begin to be reduced.
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
According to the most recently available data reported by the ONC and the Centers for Medicare and Medicaid Services ("CMS"), as of September 30, 2014, CPSI is third among all vendors in terms of the number of successful hospital customer attestations for complete EHR systems. As a result of our obtaining the CCHIT® certification and our track record with our hospital customers successfully achieving meaningful use, the ARRA has had and should continue to have a positive impact on our business and the businesses of the rural and community hospitals that comprise our target market.
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
Results of Operations
During the nine months ended September 30, 2014, we generated revenues of $158.5 million from the sale of our products and services, compared to $149.6 million in the nine months ended September 30, 2013, an increase of 5.9% that is primarily attributed to continued growth in our business management, consulting and managed IT services revenues due to an expansion of service offerings complemented by an expanding customer base for our previously existing service offerings. Although installations of our core financial and patient accounting system remained consistent at 22 new hospitals in each of the first nine months of 2014 and the first nine months of 2013, we have experienced growth in our system sales revenues as the incremental requirements of the stage two meaningful use criteria have led to increased sales to existing customers. Additionally, our expanding customer base resulted in continued growth in support and maintenance revenues. Our net income for the nine months ended September 30, 2014 increased 18.2% from the first nine months of 2013, while cash flow from operations increased 82.0%, primarily as a result of decreased utilization of Second Generation Meaningful Use Installment Plans in the first nine months of 2014 and increased collections of amounts previously recorded under such arrangements.
As mentioned above, our operations have been significantly affected by the EHR incentives offered under the ARRA and the related reduction in Medicare reimbursement rates for those providers that failed to demonstrate meaningful use of EHR by October 1, 2014. "Meaningful use" of EHR under the ARRA refers to a set of core criteria that medical providers must meet in order to prove that they are using their EHR as an effective tool in their practice, plus additional a la carte menu items. Meaningful use is measured in three stages, with each stage representing a level of adoption of EHR. EHR incentive payments to eligible hospitals meeting the stage one criteria began in 2011. Eligible hospitals that did not meet the stage one criteria by October 1, 2013 have begun to experience a decrease in the overall incentive payments for which they are eligible under the incentive program. Providers who began participation in the incentive program in 2011 are required to meet three consecutive years of meaningful use under the stage one criteria before advancing to the stage two criteria in their fourth year, with all other providers required to meet two years of meaningful use under the stage one criteria before advancing to the stage two criteria in their third year. In August 2014, CMS released a final rule granting flexibility to providers who are experiencing difficulties fully implementing ONC 2014 Edition EHR, effectively giving all providers the option to defer demonstrating meaningful use under the stage two criteria until the federal government's 2015 fiscal year (October 1, 2014 - September 30, 2015).
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

In the first year of participation in the EHR incentive program, eligible hospitals are required to report compliance with stage one requirements for a consecutive 90-day period during the federal government's fiscal year to qualify for incentive payments. For subsequent years, the original rules required eligible hospitals to report compliance with meaningful use standards for a full EHR reporting year. However, for federal fiscal 2014 CMS is permitting a one-time three-month reporting period. For eligible hospitals, this three-month reporting period is fixed to the quarter of the federal government's fiscal year. As a result of the required deadlines associated with these compliance periods, in order for eligible hospitals to maximize potential EHR incentive payments and avoid the aforementioned reduction in Medicare reimbursement rates for failure to demonstrate meaningful use of EHR by October 1, 2014, our financial results have become and will remain uneven during the term of the ARRA program, with system sales activity relating to the ARRA likely being higher in the first two quarters of our fiscal year and lower in the last two quarters of our fiscal year. However, due to the timing of revenue recognition on the remaining $1.4 million of accumulated unrecognized revenue related to First Generation Meaningful Use Installment Plans as discussed below, our recognition of revenue for the remainder of 2014 may not be in a pattern consistent with changes in system sales activity.
First Generation Meaningful Use Installment Plans. During 2012, we included language in certain of our customer license agreements that more evenly matched customers’ anticipated cash inflows under the EHR incentive program with the necessary cash outflows for purchasing our EHR solution ("First Generation Meaningful Use Installment Plans"). Under these arrangements, a customer is required to remit to us Medicare and Medicaid incentive payments (not to exceed the remaining balance under the arrangement) received for adoption of qualifying EHRs upon receipt of such funds, with only nominal payments required until the customer’s receipt of such incentive payments. If no such incentive payments are received by the customer or if such payments are not sufficient to pay the remaining balance under the arrangement, payments continue at contracted nominal amounts until the balance of the contract price is paid in full. EHR incentive payments aside, these nominal payment amounts would result in the overall duration of the payment periods significantly exceeding that of our historical financing arrangements. As a result, revenue from these arrangements is recognized as the amounts become due. As of September 30, 2014, we have remaining accumulated unrecognized revenue of $1.4 million to be recognized as the amounts become due under these contracts, with substantially all of the amount due from a single customer.
Our experience suggests an average time from successful attestation in stage one to receipt of funds from Medicare under the EHR incentive program of approximately six weeks. Overall with respect to these contracts, we have typically experienced a timeframe of six to 12 months from the date of installation to receipt of funds under the EHR incentive program. While the single customer contributing substantially all of the remaining $1.4 million of accumulated unrecognized revenue has experienced a significantly expanded timeframe from installation to receipt of incentive funds, we do not consider the events giving rise to such timeframe expansion to be indicative of an increased risk of noncompliance with the ARRA requirements, collectibility or eventual revenue recognition. The final new system installation under a First Generation Meaningful Use Installment Plan was performed during the fourth quarter of 2012, and the Company does not expect to offer such payment terms going forward. As a result, aside from the anticipated recognition of the $1.4 million of accumulated unrecognized revenue as of September 30, 2014, we do not expect First Generation Meaningful Use Installment Plans to have a significant impact on our future financial statements.
Second Generation Meaningful Use Installment Plans. Beginning in the fourth quarter of 2012, we ceased offering First Generation Meaningful Use Installment Plans to our customers, opting instead for license agreements with payment terms that provide us with greater visibility into and control over the customer's meaningful use attestation process and significantly reducing the maximum timeframe over which customers must satisfy their full payment obligations in purchasing our system ("Second Generation Meaningful Use Installment Plans"). Under these arrangements, for the first two years following execution of the contract, a customer is only required to remit to us Medicare and Medicaid incentive payments (not to exceed the remaining balance under the arrangement) received for adoption of a qualifying EHR upon receipt of such funds. Upon the expiration of this two-year period, the remaining balance (if any) is required to be paid in full over a period not to exceed 12 months. As the overall payment period durations of the Second Generation Meaningful Use Installment Plans are consistent with that of our historical system sale financing arrangements, revenues under the Second Generation Meaningful Use Installment Plans are recognized upon installation of our EHR solution. Less than half of our new customer installations during the first nine months of 2014 were under Second Generation Meaningful Use Installment Plans.
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

The following table sets forth certain items included in our results of operations for the three and nine months ended September 30, 2014 and 2013, expressed as a percentage of our total revenues for these periods (dollar amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
System sales	$20,756	38.9%	$16,185	34.6%	$61,873	39.0%	$59,284	39.6%
Support and maintenance	18,244	34.2%	17,997	38.5%	54,943	34.7%	53,412	35.7%
Business management, consulting and managed IT services	14,327	26.9%	12,598	26.9%	41,659	26.3%	36,894	24.7%
Total sales revenues	53,327	100.0%	46,780	100.0%	158,475	100.0%	149,590	100.0%
Costs of sales:
System sales	11,087	20.8%	11,242	24.0%	33,573	21.2%	37,576	25.1%
Support and maintenance	7,454	14.0%	7,134	15.3%	21,955	13.9%	21,547	14.4%
Business management, consulting and managed IT services	9,526	17.9%	7,750	16.6%	28,073	17.7%	22,217	14.9%
Total costs of sales	28,067	52.6%	26,126	55.8%	83,601	52.8%	81,340	54.4%
Gross profit	25,260	47.4%	20,654	44.2%	74,874	47.2%	68,250	45.6%
Operating expenses:
Sales and marketing	3,561	6.7%	3,286	7.0%	11,159	7.0%	10,997	7.4%
General and administrative	7,524	14.1%	6,342	13.6%	23,483	14.8%	22,970	15.4%
Total operating expenses	11,085	20.8%	9,628	20.6%	34,642	21.9%	33,967	22.7%
Operating income	14,175	26.6%	11,026	23.6%	40,232	25.4%	34,283	22.9%
Other income:
Other income	69	0.1%	113	0.2%	94	0.1%	387	0.3%
Total other income	69	0.1%	113	0.2%	94	0.1%	387	0.3%
Income before taxes	14,244	26.7%	11,139	23.8%	40,326	25.4%	34,670	23.2%
Provision for income taxes	4,889	9.2%	3,870	8.3%	14,150	8.9%	11,971	8.0%
Net income	$9,355	17.5%	$7,269	15.5%	$26,176	16.5%	$22,699	15.2%
Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013
Revenues. Total revenues for the three months ended September 30, 2014 increased 14.0%, or $6.5 million, compared to the three months ended September 30, 2013. This was largely attributable to a $4.6 million increase in system sales revenues as the incremental requirements of the stage two meaningful use criteria have led to increased add-on sales to existing customers and a $2.0 million combined increase in support and maintenance revenues and business management, consulting and managed IT services revenues due to a larger customer base and increased applications within that customer base requiring support and maintenance services, as well as increased demand for and market acceptance of our business management, consulting and managed IT services.
System sales revenues increased by 28.2%, or $4.6 million, for the comparative three-month periods. New system installation activity increased from period to period, as we completed financial and patient accounting system installations at nine new hospital clients in the third quarter of 2014 (none of which were under SaaS arrangements) compared to six in the third quarter of 2013 (one of which was under a SaaS arrangement). Despite the increase in the number of new system installations, the related revenues from new system sales remained relatively flat as we experienced a 47.7% decrease in average installation size. Sales to existing customers, which accounted for 70.6% of our system sales revenues for the third quarter of 2014 compared to 63.5% for the third quarter of 2013, increased 42.6%, or $4.4 million, as a result of increased installations within our existing customer base of our Physician Documentation application, a critical application in achieving stage two of meaningful use criteria. During 2012, the Company installed systems under First Generation Meaningful Use Installment Plans for which a substantial majority of the consideration is not received or revenue recognized until the customers successfully achieve "meaningful use" designation and receive related stage one ARRA incentive payments. These arrangements resulted in $0.2 million of revenue recognized (net of additional unrecognized revenue accumulated) during each of the third quarters of 2014 and 2013, respectively. Excluding the net effect on revenue resulting from these arrangements, adjusted system sales (as hereinafter defined in the "Non-GAAP Financial Measures" section below) increased $4.6 million, or 28.4%, due to the increase in add-on sales to existing customers.

Support and maintenance revenues increased by 1.4%, or $0.2 million, for the comparative three-month periods. Support service fees increased by 2.2%, or $0.4 million, due to an increase in recurring revenues as a result of a larger customer base, an increase in support fees for add-on business sold to existing customers, and an increase in support rates from contractually agreed upon Consumer Price Index ("CPI") rate increases. SaaS, hosting and other fees decreased 10.3%, or $0.1 million, as a result of the high volume during the trailing twelve months of conversions of previously installed SaaS arrangements to perpetual licenses at the customers' request. Other fees (including, but not limited to, sales of forms and supplies) decreased a combined 28.4%, or $0.1 million, due to decreased sales volumes for these relatively insignificant revenue streams.
Business management, consulting and managed IT services revenues increased by 13.7%, or $1.7 million, for the comparative three-month periods. We experienced this increase in business management, consulting and managed IT services primarily as a result of an expansion of service offerings complemented by an expanding customer base for our previously existing accounts receivable management and private pay services. The introduction and continued maturation of our recently introduced service offerings have resulted in increased demand for our cloud computing services (a component of managed IT services, increasing 38.1%, or $0.1 million) and revenue cycle management consulting services (increasing 93.6%, or $0.2 million). The introduction of medical coding and clinical help desk services (components of consulting services) in the fourth quarter of 2013 resulted in revenues of $0.4 million during the three months ended September 30, 2014 compared to none in the three months ended September 30, 2013. Our previously existing accounts receivable management and private pay services increased 17.8%, or $0.6 million, and 11.6%, or $0.3 million, respectively, as a result of more effective marketing of these services. We also experienced a $0.1 million increase in reimbursed travel costs as a result of the increased utilization of our consulting resources.
Costs of Sales. Total costs of sales increased by 7.4%, or $1.9 million, for the comparative three-month periods. As a percentage of total revenues, costs of sales decreased to 52.6% from 55.8%.
Costs of system sales decreased by 1.4%, or $0.2 million, for the comparative three-month periods. The decrease in costs of system sales was primarily due to a decrease in third-party software costs, which decreased $0.2 million as redundant subscriptions for third-party clinical vocabulary content that were in place during the third quarter of 2013 have since been terminated. The gross margin on system sales increased to 46.6% for the three-month period ended September 30, 2014 from 30.5% in the three-month period ended September 30, 2013. Excluding the net effect on revenue resulting from First Generation Meaningful Use Installment Plans (which were used by the Company in 2012) and the deferral of the related cost of equipment, the adjusted gross margin on system sales (as hereinafter defined in the "Non-GAAP Financial Measures" section below) increased to 46.2% in the three-month period ended September 30, 2014 from 30.1% in the three-month period ended September 30, 2013. The table below summarizes the major components of costs of system sales as a percentage of system sales revenues:

	Three Months Ended
	September 30, 2014	September 30, 2013
Payroll and related expenses	30.4%	37.9%
Travel expenses	10.9%	14.7%
Cost of equipment	5.8%	7.6%
Excluding the net effect on revenue and cost of equipment resulting from First Generation Meaningful Use Installment Plans, payroll and related expenses, travel expense, and adjusted cost of equipment (as hereinafter defined in the "Non-GAAP Financial Measures" section below) would represent 30.7%, 11.0% and 5.8%, respectively, of adjusted system sales (as hereinafter defined in the "Non-GAAP Financial Measures" section below) for the third quarter of 2014 compared to 38.2%, 14.9% and 7.5%, respectively, for the third quarter of 2013. Please see the tables set forth below under the caption "Non-GAAP Financial Measures" for a reconciliation of each of these non-GAAP financial measures to the comparable financial measure determined in accordance with generally accepted accounting principles in the United States ("GAAP").
Costs of support and maintenance increased 4.5%, or $0.3 million, for the comparative three-month periods, primarily due to a 3.5%, or $0.2 million, increase in payroll and related costs due to increased personnel and standard cost of living adjustments effected during the trailing twelve months. The gross margin on support and maintenance revenues decreased slightly to 59.1% for the three-month period ended September 30, 2014 from 60.4% for the three-month period ended September 30, 2013.
Our costs associated with business management, consulting and managed IT services increased 22.9%, or $1.8 million, for the comparative three-month periods, due primarily to an increase in payroll and related expenses. The gross margin on these services decreased to 33.5% for the three-month period ended September 30, 2014 from 38.5% for the three-month period ended September 30, 2013 due to the disproportionate increase in payroll and related expenses versus revenues. Payroll and related expenses increased 22.9%, or $1.1 million, as a result of adding more employees during the trailing twelve months in order to support and develop our growing customer base and increase capacity in advance of anticipated future increases in demand, as well as a $0.2 million increase in stock-based compensation due to additional grants of restricted stock and performance share awards to our executive officers and certain key employees during the trailing twelve months. For similar reasons, we have experienced a $0.3 million increase in temporary labor costs. We also experienced a $0.1 million increase in related travel costs, primarily due to the increased volume of consulting engagements and increased sales generation efforts.
Sales and Marketing Expenses. Sales and marketing expenses increased 8.4%, or $0.3 million, for the comparative three-month periods. This increase was primarily attributable to a $0.2 million increase in stock-based compensation expense as a result of additional grants of restricted stock and performance share awards to our executive officers and certain key employees during the trailing twelve months.
General and Administrative Expenses. General and administrative expenses increased 18.6%, or $1.2 million, for the comparative three-month periods, primarily due to a $0.8 million increase in expenses associated with our self-insured group healthcare plans offered to our employees as we experienced historically severe claims in the third quarter of 2014. Payroll and related costs have also increased $0.5 million as a result of increased stock-based compensation expense and increased costs related to our incentive bonus program for certain members of management. Stock-based compensation expense increased $0.3 million due to additional grants of restricted stock and performance share awards to our executive officers, certain key employees and non-employee directors during the trailing twelve months. Costs related to our incentive bonus program for certain members of management increased $0.1 million due to the combined effects of changes in the program from the prior year and improved profitability growth in the third quarter of 2014 compared to the third quarter of 2013.
As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses increased slightly to 20.8% for the three-month period ended September 30, 2014 compared to 20.6% for the three-month period ended September 30, 2013.
As a result of the foregoing factors, income before taxes increased by 27.9%, or $3.1 million, from the three months ended September 30, 2013.
Income Taxes. Our effective income tax rate for the three-month periods ended September 30, 2014 and 2013 was 34.3% and 34.7%, respectively. As the federal research and development tax credit, as extended by the American Taxpayer Relief Act of 2012 (the "ATRA"), expired effective December 31, 2013 and had yet to be extended for fiscal year 2014 as of September 30, 2014, no tax benefit from these credits has been recorded for the three months ended September 30, 2014. The implied increase in our effective income tax rate resulting from the lack of any tax benefit related to such credits being recorded for the three months ended September 30, 2014 is mostly offset by a decrease in expense related to unrecognized tax benefits. During the three months ended September 30, 2013, developments resulting from the Internal Revenue Service's examination of our 2004 - 2006 federal tax returns (as amended), primarily as it relates to federal research and development tax credits, resulted in $0.3 million of additional income tax expense. No such developments have occurred during the three months ended September 30, 2014.
Net Income. Net income for the three months ended September 30, 2014 increased by 28.7%, or $2.1 million, to $9.4 million, or $0.83 per basic and diluted share, compared with net income of $7.3 million, or $0.66 per basic and diluted share, for the three months ended September 30, 2013. Net income represented 17.5% of revenue for the three months ended September 30, 2014, compared to 15.5% of revenue for the three months ended September 30, 2013.
Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013
Revenues. Total revenues for the nine months ended September 30, 2014 increased 5.9%, or $8.9 million, compared to the nine months ended September 30, 2013. This was largely attributable to a combined $6.3 million increase in support and maintenance revenues and business management, consulting and managed IT services revenues due to a larger customer base and increased applications within that customer base requiring support and maintenance services, as well as increased demand for and market acceptance of our business management, consulting and managed IT services. We have also experienced a 4.4%, or $2.6 million, increase in system sales revenues as the incremental requirements of the stage two meaningful use criteria have led to increased add-on sales to existing customers.
System sales revenues increased by 4.4%, or $2.6 million, for the comparative nine-month periods. New system installation activity remained relatively consistent from period to period, as we completed financial and patient software system installations at 22 new hospital clients in the first nine months of 2014 (two of which were under SaaS arrangements) compared to 22 in the first nine months of 2013 (one of which was under a SaaS arrangement). Although the number of new system installations remained relatively flat, we experienced a 39.7% decrease in average installation size and an $11.4 million decrease in total contract value of scheduled installations. Sales to existing customers, which accounted for 72.5% of our system sales revenues for the first nine months of 2014 compared to 52.4% for the first nine months of 2013, increased 44.5%, or $13.8 million, as a result of increased installations within our existing customer base of our Physician Documentation application, a critical application in achieving stage two of meaningful use criteria. During 2012, the Company installed systems under First Generation Meaningful Use Installment Plans for which a substantial majority of the consideration is not received or revenue recognized until the customers successfully achieve "meaningful use" designation and receive related stage one ARRA incentive payments. These arrangements resulted in $1.3 million and $2.9 million of revenue recognized (net of additional unrecognized revenue accumulated) during the first nine months of 2014 and 2013, respectively. Excluding the net effect on revenue resulting from these arrangements, adjusted system sales (as hereinafter defined in the "Non-GAAP Financial Measures" section below) increased $4.2 million, or 7.5%, due to the increase in add-on sales to existing customers.
Support and maintenance revenues increased by 2.9%, or $1.5 million, for the comparative nine-month periods. Support service fees increased by 4.7%, or $2.4 million, due to an increase in recurring revenues as a result of a larger customer base, an increase in support fees for add-on business sold to existing customers, and an increase in support rates from contractually agreed upon CPI rate increases. The increase in support service fees was partially offset by a 27.4%, or $0.4 million, decrease in SaaS, hosting and other fees as a result of the high volume during the trailing twelve months of conversions of previously installed SaaS arrangements to perpetual licenses at the customers' request.
Business management, consulting and managed IT services revenues increased by 12.9%, or $4.8 million, for the comparative nine-month periods. We experienced this increase in business management, consulting and managed IT services revenues primarily as a result of an expansion of service offerings complemented by an expanding customer base for our previously existing service offerings. Of our previously existing service offerings, we have experienced growth in customer demand for accounts receivables management (increasing 7.7%, or $0.9 million) and private pay services (increasing 11.8%, or $1.0 million) as a result of more effective marketing of these services. The introduction and continued maturation of our recently introduced service offerings have resulted in increased demand for our clinical consulting services (increasing 20.4%, or $0.4 million), revenue cycle management consulting services (increasing 58.8%, or $0.4 million), IT consulting services (increasing 138.4%, or $0.3 million) and cloud computing services (a component of managed IT services, increasing 43.7%, or $0.4 million). The introduction of medical coding and clinical help desk services (components of consulting services) in the fourth quarter of 2013 resulted in revenues of $1.0 million during the nine months ended September 30, 2014 compared to none in the nine months ended September 30, 2013. We also experienced a $0.5 million increase in reimbursed travel costs as a result of the increased utilization of our consulting resources.
Costs of Sales. Total costs of sales increased by 2.8%, or $2.3 million, for the comparative nine-month periods. As a percentage of total revenues, costs of sales decreased to 52.8% from 54.4%.
Costs of system sales decreased by 10.7%, or $4.0 million, for the comparative nine-month periods. The decrease in costs of system sales was primarily due to decreases in cost of equipment, travel costs and third-party software costs. Although the relative number of new system installations has remained relatively consistent from period to period, cost of equipment and travel costs decreased $1.3 million and $2.1 million, respectively, as average new system installations during the first nine months of 2014 have been smaller in scale than during the first nine months of 2013 and the Company's add-on sales are generally not equipment-intensive or travel-intensive. Third-party software costs decreased $0.5 million, as redundant subscriptions for third-party clinical vocabulary content that were in place during the first nine months of 2013 have since been terminated. The gross margin on system sales increased to 45.7% for the nine-month period ended September 30, 2014 from 36.6% in the nine-month period ended September 30, 2013. Excluding the net effect on revenue resulting from First Generation Meaningful Use Installment Plans (which were used by the Company in 2012) and the deferral of the related cost of equipment, the adjusted gross margin on system sales (as hereinafter defined in the "Non-GAAP Financial Measures" section below) increased to 44.6% in the nine-month period ended September 30, 2014 from 33.7% in the nine-month period ended September 30, 2013. The table below summarizes the major components of costs of system sales as a percentage of system sales revenues:

	Nine Months Ended
	September 30, 2014	September 30, 2013
Payroll and related expenses	30.1%	31.3%
Travel expenses	11.6%	15.8%
Cost of equipment	5.7%	8.2%
Excluding the net effect on revenue and cost of equipment resulting from First Generation Meaningful Use Installment Plans, payroll and related expenses, travel expense, and adjusted cost of equipment (as hereinafter defined in the "Non-GAAP Financial Measures" section below) would represent 30.8%, 11.9% and 5.8%, respectively, of adjusted system sales (as hereinafter defined in the "Non-GAAP Financial Measures" section below) for the first nine months of 2014 compared to

32.9%, 16.6% and 8.2%, respectively, for the first nine months of 2013. Please see the tables set forth below under the caption "Non-GAAP Financial Measures" for a reconciliation of each of these non-GAAP financial measures to the comparable financial measure determined in accordance with GAAP.
Costs of support and maintenance increased 1.9%, or $0.4 million, for the comparative nine-month periods, primarily due to an increase in payroll and related costs of 1.8%, or $0.4 million, due to increased personnel and standard cost of living adjustments effected during the trailing twelve months. The gross margin on support and maintenance revenues increased slightly to 60.0% for the nine-month period ended September 30, 2014 from 59.7% for the nine-month period ended September 30, 2013.
Our costs associated with business management, consulting and managed IT services increased 26.4%, or $5.9 million, for the comparative nine-month periods, due primarily to an increase in payroll and related expenses. The gross margin on these services decreased to 32.6% for the nine-month period ended September 30, 2014 from 39.8% for the nine-month period ended September 30, 2013 due to the disproportionate increase in payroll and related expenses versus revenues. Payroll and related expenses increased 25.6%, or $3.7 million, as a result of adding more employees during the trailing twelve months in order to support and develop our growing customer base and increase capacity in advance of anticipated future increases in demand. For similar reasons, we have experienced a $1.1 million increase in temporary labor costs. We also experienced a $0.7 million increase in related travel costs, primarily due to the increased volume of clinical consulting engagements and increased sales generation efforts.
Sales and Marketing Expenses. Sales and marketing expenses increased 1.5%, or $0.2 million, for the comparative nine-month periods. This increase is primarily attributable to a $0.3 million increase in costs associated with collaborative arrangements associated with our membership in CommonWell Health Alliance, in particular relating to the development of interoperability standards for the healthcare information technology industry. Stock-based compensation expense increased $0.5 million as a result of additional grants of restricted stock and performance share awards to our executive officers and certain key employees during the trailing twelve months. Lastly, commission expense decreased 10%, or $0.5 million, due to decreased billings for new system installations.
General and Administrative Expenses. General and administrative expenses increased 2.2%, or $0.5 million, for the comparative nine-month periods, as the combined $1.5 million increase in stock-compensation costs, costs associated with our defined contribution employee retirement plan, costs related to our incentive bonus program, depreciation expense and corporate insurance expenses have largely been offset by a $1.2 million decrease in bad debt expense. The decrease in bad debt expense is due to the combined factors of decreased growth in gross accounts receivable and financing receivables ("total gross receivables") during the first nine months of 2014 compared to the first nine months of 2013 and the lack of any severe collectability determinations during the first nine months of 2014. Total gross receivables grew by 59.2%, or $20.1 million, during the first nine months of 2013, necessitating increases in our allowance for doubtful accounts and allowance for credit losses to accommodate the expanding receivables base. Comparatively, total gross receivables decreased by 5.9%, or $2.9 million, during the first nine months of 2014. This decreased growth in total gross receivables is due to the combined effects of decreased utilization of Second Generation Meaningful Use Installment Plans in the first nine months of 2014 compared to the first nine months of 2013 and a significant increase in collections made pursuant to those arrangements during the first nine months of 2014. Additionally, the first nine months of 2013 were impacted by severe write-offs of receivable balances due from a single customer experiencing significant financial difficulty, with no such events occurring in the first nine months of 2014. Stock-based compensation expense increased $0.7 million due to additional grants of restricted stock and performance share awards to our executive officers, certain key employees and non-employee directors during the trailing twelve months. Costs associated with our defined contribution employee retirement plan increased 13.1%, or $0.2 million, due to an increased number of participants eligible for the Company's discretionary employer matching contribution. Costs related to our incentive bonus program for certain members of management increased $0.2 million, due mostly to changes in the program from the prior year. Depreciation expense increased 10.1%, or $0.2 million, as a result of capital expenditures during the trailing twelve months. Lastly, corporate insurance expenses have increased $0.2 million due to expanded coverages resulting in increased premiums for corporate insurance policies.
As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses decreased to 21.9% for the nine-month period ended September 30, 2014 compared to 22.7% for the nine-month period ended September 30, 2013.
As a result of the foregoing factors, income before taxes increased by 16.3%, or $5.7 million, from the nine months ended September 30, 2013.
Income Taxes. Our effective income tax rate for the nine-month periods ended September 30, 2014 and 2013 was 35.1% and 34.5%, respectively. The federal research and development tax credit expired effective December 31, 2011, but was retroactively extended for amounts incurred from January 1, 2012 through December 31, 2013, when the ATRA was signed into law in January 2013. No tax benefit from these credits was recorded during 2012 as applicable accounting standards require that such benefits are to be recorded in the period that the legislation is enacted. Instead, the Company recognized the full net benefit for the federal research and development tax credit for the entire 2012 fiscal year during the nine months ended September 30, 2013, in addition to estimated amounts related to the first nine months of 2013. As the federal research and development tax credit, as extended by the ATRA, expired effective December 31, 2013 and had yet to be extended for fiscal year 2014 as of September 30, 2014, no tax benefit from these credits has been recorded for the nine months ended September 30, 2014.
Net Income. Net income for the nine months ended September 30, 2014 increased by 15.3%, or $3.5 million, to $26.2 million, or $2.34 per basic and diluted share, compared with net income of $22.7 million, or $2.05 per basic and diluted share, for the nine months ended September 30, 2013. Net income represented 16.5% of revenue for the nine months ended September 30, 2014, compared to 15.2% of revenue for the nine months ended September 30, 2013.
Liquidity and Capital Resources
As of September 30, 2014, we had cash and cash equivalents of $18.0 million, compared to $2.9 million at September 30, 2013. This increase in cash and cash equivalents is mostly due to a significant increase in net cash provided by operating activities and a significant decrease in cash used for investing activities, as discussed below. Management believes that cash and investments plus cash generated from our normal operating activities should be adequate to fund our business for at least the next twelve months. Our principal source of liquidity has been cash provided by operating activities. Cash provided by operating activities has been used primarily to fund the growth in our business and return cash to stockholders in the form of dividends. We believe that paying dividends is an effective way of providing an investment return to our stockholders and a beneficial use of our cash. However, the declaration of dividends by CPSI is subject to the discretion of our Board of Directors. Our Board of Directors will continue to take into account such matters as general business conditions, our financial results and such other factors as our Board of Directors may deem relevant.
Net cash provided by operating activities for the nine months ended September 30, 2014 was $26.1 million, compared to $14.3 million for the nine months ended September 30, 2013. This 82.0% increase in net cash provided by operating activities far outpaces our 15.3% increase in net income from the first nine months of 2013 to the first nine months of 2014 and primarily results from the combined effects of decreased utilization of Second Generation Meaningful Use Installment Plans in the first nine months of 2014 compared to the first nine months of 2013 and a significant increase in collections made pursuant to those arrangements during the first nine months of 2014.
As previously stated, for the first two years following execution of a Second Generation Meaningful Use Installment Plan, customers are only required to remit to us Medicare and Medicaid incentive payments (not to exceed the remaining balance under the arrangement) received for adoption of a qualifying EHR upon receipt of such funds. All but two of our 22 new customer installations during the first nine months of 2013 were under Second Generation Meaningful Use Installment Plans, resulting in significant increases in our financing receivables balances. Of the 22 new customer installations during the first nine months of 2014, only eight were under Second Generation Meaningful Use Plans while two were under SaaS arrangements, with the remaining 12 containing more traditional payment terms resulting in payments becoming due as the respective installations are completed. Our collections of amounts due under Second Generation Meaningful Use Installment Plans increased from $5.5 million during the first nine months of 2013 to $11.7 million during the first nine months of 2014, as these arrangements were relatively new in 2013 with very few of these customers having completed the attestation period and administrative actions necessary to receive related ARRA incentive payments as of September 30, 2013. The prevalence of these arrangements during 2013 has resulted in an expanded population of customers under such arrangements and, when coupled with successful attestations in the trailing twelve months, has resulted in an increased volume of customers receiving incentive payments and, consequently, significantly higher collections during the first nine months of 2014.
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
Net cash used in investing activities totaled $0.8 million for the nine months ended September 30, 2014, compared to $3.4 million for the nine months ended September 30, 2013. We used cash for the purchase of $3.3 million of property and equipment during the first nine months of 2013, with nearly half of that amount related to the build-out of our new facility in

Fairhope, Alabama. Capital expenditures were $0.8 million during the first nine months of 2014, and we do not anticipate the need for significant capital expenditures during the remainder of 2014.
Net cash used in financing activities totaled $19.0 million for the nine months ended September 30, 2014, compared to $17.0 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, we increased our dividend rate 11.8% to $0.57 per share from $0.51 per share.
Our days sales outstanding, which represents the average collection time for accounts receivable, for the nine months ended September 30, 2014 and 2013 were 44 and 41 days, respectively. This increase in days sales outstanding is primarily attributable to the decreased utilization of Second Generation Meaningful Use Installment Plans in the first nine months of 2014 compared to the first nine months of 2013, resulting in more sales dollars entering accounts receivable. Despite this increase in days sales outstanding, we have not experienced a significant deterioration within the agings of our accounts receivable.
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
Backlog
Backlog consists of revenues we reasonably expect to recognize over the next 12 months under existing contracts, excluding amounts to be recognized in subsequent periods related to First Generation Meaningful Use Installment Plans. The revenues to be recognized may relate to a combination of one-time fees for system sales and recurring fees for support and maintenance, business management, consulting and managed IT services. As of September 30, 2014, we had a twelve-month backlog of approximately $44.2 million in connection with non-recurring system purchases and approximately $121.6 million in connection with recurring payments under support and maintenance, business management, consulting and managed IT services. As of September 30, 2013, we had a twelve-month backlog of approximately $48.1 million in connection with non-recurring system purchases and approximately $115.3 million in connection with recurring payments under support and maintenance, business management, consulting and managed IT services.
Off Balance Sheet Arrangements
We had no off-balance sheet arrangements, as defined by Item 303(a)(4) of SEC Regulation S-K, as of September 30, 2014.
The Company has other lease rights and obligations that it accounts for as operating leases that may be reclassified as balance sheet arrangements under accounting pronouncements currently being considered by the Financial Accounting Standards Board ("FASB").
Critical Accounting Policies and Estimates
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
In our Annual Report on Form 10-K for the year ended December 31, 2013, we identified our critical accounting polices related to revenue recognition, allowance for doubtful accounts, allowance for credit losses and estimates. There have been no significant changes to these critical accounting policies for the three months ended September 30, 2014.

Non-GAAP Financial Measures
We have included in the discussion under the captions "Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013" and "Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013" above financial measures that were not prepared in accordance with GAAP. Any analysis of non-GAAP financial measures should be made only in conjunction with results presented in accordance with GAAP. Below, we define each of these non-GAAP financial measures, provide a reconciliation of each non-GAAP financial measure to the most directly comparable financial measure calculated in accordance with GAAP, and discuss the reasons that we believe this information is useful to management and may be useful to investors.
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
Set forth below are reconciliations of adjusted gross margin on system sales, adjusted cost of equipment, and adjusted system sales to the comparable financial measures calculated in accordance with GAAP (dollar amounts in thousands):
Adjusted Gross Margin on System Sales

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Gross margin on system sales	$9,669	$4,943	$28,299	$21,708
Add: Unrecognized revenue accumulated related to First Generation Meaningful Use Installment Plans	—	11	11	603
Less: Revenue recognized related to First Generation Meaningful Use Installment Plans	(169)	(161)	(1,300)	(3,541)
Less: Deferred cost of equipment related to First Generation Meaningful Use Installment Plans	—	—	—	—
Add: Amortization of deferred cost of equipment related to First Generation Meaningful Use Installment Plans	10	28	37	209
Adjusted gross margin on system sales	$9,510	$4,821	$27,047	$18,979

Adjusted Cost of Equipment

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Cost of equipment	$1,205	$1,231	$3,537	$4,846
Add: Deferred cost of equipment related to First Generation Meaningful Use Installment Plans	—	—	—	—
Less: Amortization of deferred cost of equipment related to First Generation Meaningful Use Installment Plans	(10)	(28)	(37)	(209)
Adjusted cost of equipment	$1,195	$1,203	$3,500	$4,637
Adjusted System Sales

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
System sales	$20,756	$16,185	$61,873	$59,284
Add: Unrecognized revenue accumulated related to First Generation Meaningful Use Installment Plans	—	11	11	603
Less: Revenue recognized related to First Generation Meaningful Use Installment Plans	(169)	(161)	(1,300)	(3,541)
Adjusted system sales	$20,587	$16,035	$60,584	$56,346

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk relates primarily to the potential change in the value of our investment portfolio as a result of fluctuations in interest rates. The primary purpose of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk of loss. As of September 30, 2014, our investment portfolio consisted of a variety of financial instruments, primarily including, but not limited to, money market securities and high quality government and corporate obligations. It is our intent to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We do not hold financial instruments for trading or other speculative purposes. The securities in our investment portfolio are classified as available-for-sale and, consequently, are recorded on our balance sheet at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in stockholders’ equity.
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

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of September 30, 2014:

	Aggregate Fair Value	Weighted Average Interest Rate
Cash and Cash Equivalents:
Cash and cash equivalents	$18,007,759	—%
Short-Term Investments: (1)
Accrued income	$39,515	—%
Money market funds	43,833	0.06%
Obligations of the U.S. Treasury, U.S government corporations and agencies	1,223,372	1.91%
Corporate debt securities	2,270,421	2.68%
Total short-term investments	$3,577,141
Long-Term Investments: (2)
Obligations of the U.S. Treasury, U.S government corporations and agencies	$903,891	0.14%
Mortgage backed securities	69,937	1.63%
Certificates of deposit	1,982,497	1.85%
Corporate debt securities	4,150,620	2.46%
Total long-term investments	$7,106,945

(1)	Reflects instruments with a contractual maturity of less than one year.

(2)	Reflects instruments with a contractual maturity of one year or more.
As of September 30, 2014, the Company had no borrowings and, therefore, is not subject to interest rate risks related to debt instruments.

Item 4.	Controls and Procedures.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3 to CPSI’s Current Report on Form 8-K dated October 28, 2013 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Form 10-Q for the period ended September 30, 2014

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Date: November 7, 2014	By:	/s/ J. BOYD DOUGLAS
J. Boyd Douglas
President and Chief Executive Officer

Date: November 7, 2014	By:	/S/ DAVID A. DYE
David A. Dye
Chief Financial Officer

Exhibit Index

No.	Exhibit

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3 to CPSI’s Current Report on Form 8-K dated October 28, 2013 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Form 10-Q for the period ended September 30, 2014