Form 10-K
period 2014-12-31
COMPUTER PROGRAMS & SYSTEMS INC
filed 2015-03-13
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
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
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant at June 30, 2014 was $665,441,140.
As of March 12, 2015 the registrant had outstanding 11,315,573 shares of its common stock.
DOCUMENTS INCORPORATED BY REFERENCE IN THIS FORM 10-K:
Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2015 are incorporated by reference into Part III of this report.

*	Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2015 are incorporated by reference into Part III of this Form 10-K.

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
For more information about the risks described above and other risks affecting us, see "Risk Factors" beginning on page 19 of this Annual Report. We also caution investors that the forward-looking information described herein represents our outlook only as of this date, and we undertake no obligation to update or revise any forward-looking statements to reflect events or developments after the date of this Annual Report.

i

PART I

ITEM 1.	BUSINESS
Overview
Computer Programs and Systems, Inc. ("we," "CPSI" or the "Company") is a leading provider of healthcare information technology solutions for rural (including critical access) and community hospitals, with over 650 client hospitals in 46 states and the District of Columbia. During 2014 we entered the international healthcare information technology marketplace by completing a new system installation in the Caribbean nation of St. Maarten. Founded in 1979, we are a single-source vendor providing comprehensive software and hardware products, complemented by complete installation services and extensive support. Our fully integrated, enterprise-wide system automates clinical and financial data management in each of the functional areas of a hospital. Our software and hardware products and installation and support services are further complemented by business management, consulting and managed information technology ("IT") services offered by our wholly-owned subsidiary, TruBridge, LLC ("TruBridge"). We believe our products and services enhance hospital performance in the critical areas of clinical care, revenue cycle management, cost control and regulatory compliance.
Our target market includes rural and community hospitals with 300 or fewer acute care beds. Our primary focus within this defined target market is on hospitals with 100 or fewer acute care beds, which comprise approximately 94% of our hospital customer base. In addition to our target market, we provide information technology services to other entities in the healthcare industry, such as nursing homes, home health agencies and physician clinics. Inclusive of these other entities, our products and services are utilized by over 12,000 healthcare providers in over 1,000 facilities in 49 states and the District of Columbia. During 2014, we generated revenues of $204.7 million from the sale of our products and services.
Industry Dynamics
The healthcare industry is the largest industry in the United States economy, comprising approximately 17.4% of the U.S. gross domestic product in 2013 according to the Centers for Medicare and Medicaid Services ("CMS"). CMS estimates that by fiscal 2023 total U.S. healthcare spending will reach $5.2 trillion, or 19.3% of the estimated U.S. gross domestic product.
Hospital services represents one of the largest categories of total healthcare expenditures, comprising approximately 32.1% of total healthcare expenditures in 2013 according to the CMS. According to the American Hospital Association’s AHA Hospital Statistics, 2015 Edition, there are approximately 4,200 community hospitals in the United States that are in our target market of hospitals with 300 or fewer acute care beds, with approximately 2,600 of those in our primary area of focus of 100 or fewer acute care beds. In addition, there is a market of small specialty hospitals that focus on discrete medical areas such as surgery, rehabilitation and long-term acute care.
Notwithstanding the size and importance of the healthcare industry within the United States economy, the industry is constantly challenged by changing economic dynamics, increased regulation and pressure to improve the quality of healthcare. These challenges are particularly significant for the hospitals in our target market due to their more limited financial and human resources and their dependency on Medicare and Medicaid populations for a substantial portion of their revenue. However, we believe healthcare providers can successfully address these issues with the help of advanced medical information systems and our suite of complementary services. Specific examples of the challenges and opportunities facing healthcare providers include the following:
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
We have been focused on ensuring that we take the necessary steps to meet the needs of rural and community hospitals to help them gain access to the incentives made available under the ARRA. Primary among those steps is ensuring that our technology meets the ARRA’s EHR certification requirements. During 2010, both our hospital and medical practice EHR solutions were certified as a complete EHR by the Certification Commission for Health Information Technology ("CCHIT®"). Receiving this certification for both our hospital and medical practice EHR products ensures that both hospitals and providers using our EHR systems can attain "meaningful use" of EHRs and qualify for certain EHR incentives. Continuing this focus on ensuring that our technology meets the ARRA's EHR certification requirements, during 2013 Version 19 of our hospital and medical practice EHR systems were each certified by CCHIT® as complete EHRs in compliance with the Office of the National Coordinator for Health Information Technology ("ONC") 2014 Edition criteria. The ONC 2014 Edition criteria support both stage one and stage two meaningful use measures required to qualify eligible hospitals and providers for funding under the ARRA. As a result of our obtaining the CCHIT® certification and our track record with our hospital customers successfully achieving meaningful use, the ARRA has had and should continue to have a positive impact on our business and the businesses of the rural and community hospitals that comprise our target market.
Continued Push for Improved Patient Care. With the increased pressure to reduce medical errors and improve patient safety, driven in part by the general shift towards value-based reimbursement, hospitals are actively seeking information technology solutions for clinical decision support. This migration toward clinical decision support solutions is further supported by the ARRA. Provisions of the ARRA offer incentives for hospitals to become meaningful users of EHRs through September 2015. Hospitals and healthcare providers that did not implement and demonstrate meaningful use of EHRs by October 1, 2014 were penalized with lower Medicare payment levels after that date.

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
Despite challenging economic conditions, we believe the industry has increased and will continue to increase its adoption of information technology as a management tool, particularly as a result of the ARRA. Additionally, we believe that the industry will continue to increase its utilization of third party services that contribute to the achievement of these and other objectives necessary for success in the current environment. We believe these dynamics should allow for future revenue growth for both our information technology solutions and our complementary suite of services.
Our Solution
We have tailored an information technology solution that effectively addresses the specific needs of small and midsize hospitals. Due to their smaller operating budgets, rural and community hospitals have limited financial and human resources to operate manual or inefficient information systems. However, these hospitals are expected to achieve the same quality of care and regulatory compliance as larger hospitals, placing them in a particularly difficult operating environment. These pressures on the operating environments of rural and community hospitals were increased with the passage of the ARRA in 2009 which, in addition to providing incentives to healthcare providers to achieve meaningful use of EHR, has resulted in lowered Medicare payment levels for healthcare providers that have yet to achieve meaningful use of EHR.
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
Expand Presence in Target Market for our Software and Hardware Products. We will continue to target small hospitals of 100 or fewer acute care beds, as well as expand our presence in midsize hospitals of 300 or fewer acute care beds. In addition, a number of our customers are small specialty hospitals that focus on discrete medical areas such as surgery, rehabilitation and long-term acute care. We intend to continue gaining customers from this market segment. Our system can help these smaller hospitals reduce costs and increase their operating efficiencies. We believe our personalized marketing approach and emphasis on customer relationships are attractive to the management of these hospitals. We also believe our system is well-suited to hospitals of this size because they typically demonstrate a greater commitment than larger hospitals to the concept of an enterprise-wide, fully integrated system. In addition, we will continue to sell software and hardware products and additional services to our existing customers who have not purchased our complete package of products and services.
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

Our Products and Services
New Products
During 2014, our development efforts focused on the completion of our emergency department application. This new application completed beta testing and was made generally available to our customers in the fourth quarter of 2014. The emergency department application is specifically designed for the care environment and workflow of a hospital emergency department. The application will provide comprehensive and customizable patient tracking boards; real time displays of patient locations, statuses and order/results alerts; computerized physician order entry specific to emergency care and workflow; evaluation and management coding specific to emergency department patients; and department-contained order routing and resulting. We feel that our emergency department application will allow customers to apply information system efficiencies to the most costly care environment in the hospital.
We also completed development of our Medical Practice EHR5 suite in 2014. Medical Practice EHR5 is a retooling of our original Medical Practice EHR product through which we were able to improve the clinician experience in the ambulatory environment by taking advantage of the techniques and processes developed for ClientWare5, successfully implemented with our ChartLink suite and CPOE application, and used in the development of our Emergency Department suite. With this update, the clinician-focused components of our EHR system now provide both a unified user experience and a consolidated portfolio of functional capabilities across the continuum of care. Medical Practice EHR5 was made generally available to all of our customers in the second quarter of 2014.
Development efforts in 2015 include (1) the release of an iPad app, (2) Clinical Content, and (3) Data Analytics with a focus on Population Health.

The iPad app will provide users with access to our EHR system from Apple iOS devices. The initial focus is on providers, with the first function delivered through the app being access to our mobile rounding suite. This suite will provide physicians with quick access to patient charts allowing for the review of patient information, vitals, medication lists, test results, problems and history. Additionally, it will allow the providers to pend orders and set reminders for later tasks to be performed from a PC. The iPad app with the mobile rounding suite is scheduled to be made generally available to all of our customers in the third quarter of 2015.

Clinical Content will work in conjunction with our existing Emergency Department suite, Multi-Disciplinary Documentation application and Medical Practice EHR5 suite. This content will provide structured specialty-specific patient care documentation using our managed entry methodology and content. Our new Content Services Department will oversee the creation and maintenance of this, ensuring the product reflects on-going best practices. Clinical Content is scheduled to be made generally available to all of our customers in the third quarter of 2015

Data Analytics is an initiative at CPSI that will utilize intelligent data mining across multiple customer facilities in order to perform analytic tasks such as predictive data modeling, scoring, categorization and classification. Our use of big data will provide facilities with the critical indicators they need to manage population health concerns. We are currently reviewing the outcomes of a pilot utilizing a suite of predictive models developed for readmission risk focusing on key disease conditions.
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
Financial Accounting. Our financial accounting software provides a variety of business office applications designed to efficiently track and coordinate information needed for managerial decision-making. Our financial accounting software:

Executive Information System	•	summarizes daily financial transactions regarding patient revenues, receipts, census statistics and billing information for ready access by hospital administrators

General Ledger	•	provides timely, accurate financial information generated from daily hospital operations
	•	formats financial statements to the specifications of each user and is able to generate up to 999 different user-defined reports

Accounts Payable	•	processes vendor invoices and payments and their related general ledger entries

Payroll/Personnel	•	calculates all employee wages and benefits for an unlimited number of salaried and hourly employees
	•	allocates employee time to user-defined cost centers

Time and Attendance	•	uses touch-screen time clocks to eliminate manual time entry
	•	reduces effort of gathering employee time data and increases access of managers to such data
	•	makes time records more accurate by identifying employees through bar-coding and optional biometric fingerprint technology

Electronic Direct Deposits	•	provides for computerized bank deposits to meet payroll and accounts payable needs

Human Resources	•	provides for computerized employee files through document/image scanning and data entry
	•	allows for complete tracking of benefits and other employee data through a variety of user-defined reports
	•	tracks job applicant information to assist in the employee recruiting and hiring process

Budgeting	•	allows for complete online budget preparation through computerized access to historical data

Fixed Assets	•	allows access to information regarding hospital assets including locations and depreciation scheduling

Materials Management	•	tracks the flow of materials throughout the hospital
	•	automates the process of inventory control, materials purchasing, stock requisitions and patient charging
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

Order Entry / Results Reporting	•	provides efficient order and result communication
	•	automates the entry of patient charges
	•	reduces "lost" charges and mistakes due to illegibility
	•	increases efficiency of nursing stations
	•	provides interactive, real time status reports for orders

Point-of-Care System	•	allows nurses to enter patient data into the network at the patient’s bedside thereby eliminating the duplicate entry of information
	•	utilizes touch-screen and wireless technology
	•	makes patient information instantly available throughout the entire hospital system

Patient Acuity	•	categorizes patients according to an assessment of the acuity of the illness, severity of the symptoms, and projected nursing dependency
	•	allows nurses to project the total character and amount of care that should be provided to each patient

ChartLink®	•	provides physicians with a secure and interactive portal to patient information through a hospital’s web site
	•	optional computerized physician order entry, including the ability to enter medication and ancillary test and treatment orders

Medication Verification	•	verifies the accuracy of patient medication orders at a patient’s bedside by comparing scans of patient and medication bar codes against past medication orders for that patient
	•	screens medication orders for possible patient allergies and/or drug interactions

Resident Assessment Instruments	•	allows nursing staff to complete time consuming resident reporting requirements in an expeditious and efficient manner
	•	generates nursing care plans based on deficiencies in the resident reports

Medical Practice EHR	•	provides medical practices and clinics with a complete CCHITSM certified electronic medical record
	•	supports patient account management and insurance processing for single and multiple practices/clinics
	•	automates medical practice workflow with an interactive white board, template driven documentation, image capture/document scanning and an integrated superbill
	•	integrated with CPSI’s ChartLink® EMR portal, the module provides immediate and secure access to the patient’s complete ambulatory and inpatient history
	•	supports both hospital-based and remote practices/clinics
	•	supports patient account management and insurance processing for home health agencies
	•	provides complete, regulatory compliant home care tracking
	•	provides for remote in-home documentation of care

Outreach Client Access	•
provides the hospital’s outreach clients, such as physicians, their office administrators, nursing homes, home health agencies and local businesses, with remote access to online, real-time, secure patient data as needed and appropriate for each outreach client

	•	includes insurance and billing information, diagnosis and procedure coding, discharge summaries, pharmacy profiles and other clinical and administrative information

Electronic Forms	•	electronic form templates replace paper-based records and care forms
	•	completed forms become a permanent part of the patient’s electronic health record

Physician Documentation	•	electronic documentation of all aspects of a physician/patient encounter
	•	documentation is integrated with clinical applications to allow inclusion of diagnostic results, patient clinical data, patient diagnosis, medications and orders
	•	promotes compliance with regulatory standards while assisting in optimizing reimbursement for services provided

Emergency Department	•	designed for the care environment and workflow of a hospital emergency department
•
provides comprehensive and customizable patient tracking boards, real-time displays of patient locations, statuses and order/results alerts, computerized physician order entry specific to emergency care and workflow, evaluation and management coding specific to emergency department patients, and department-contained order routing and resultings

Enterprise Applications. We provide software applications that support the products described above and are useful to all areas of the hospital. These applications include: ad hoc reporting, automatic batch and real-time system backups, an integrated fax system, archival data repository, document scanning and Microsoft Office integration and an Application Portal. The Application Portal allows clients to access our applications remotely via Microsoft Internet Explorer and the Internet without requiring the loading of any additional client software on the accessing PC. User information and data accessed is secured with HIPAA compliant 128 bit cipher strength Secure Socket Layer (SSL) encryption. Remote access using the Application Portal results in no discernible difference to the user in software functionality.
Support and Maintenance Services
After a customer installs a CPSI system, we provide software application support, hardware maintenance, continuing education and related services pursuant to a support agreement. The following describes services provided to customers using CPSI systems.
Total System Support. We believe the quality of continuing customer support is one of the most critical considerations in the selection of an information system provider. We provide hardware, technical and software support for all aspects of our system which gives us the flexibility to take the necessary course of action to resolve any issue. Unlike our competitors who use third-party services for hardware and software support, we provide a single, convenient and efficient resource for all of our customers’ system support needs. In order to minimize the impact of a system problem, we train our customer service personnel to be technically proficient, courteous and prompt. Because a properly functioning information system is crucial to a hospital’s operations, our support teams are available 24 hours per day to assist customers with any problem that may arise. Customers can also use the Internet to directly access our support system. This allows customers to communicate electronically with our support teams at any time. With approximately 480 employees as of December 31, 2014 who provide customer service and support, we currently have close to a one-to-one support staff to customer ratio.
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

The following table presents our revenues by major solutions and services as a percentage of total revenues:

	Year ended December 31,
	2014	2013	2012
Sales revenues:
System sales	36.7%	39.7%	39.6%
Support and maintenance	35.9%	35.6%	36.7%
Business management, consulting and managed IT services	27.4%	24.7%	23.7%
	100.0%	100.0%	100.0%
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
Product Development and Enhancement
We continually work to improve and enhance the CPSI system and to develop new products and services for our customers. The primary source of ideas for improvements to our products and services comes from our customers, which submit suggestions to us through our national user group. We believe our interaction with customers and their communication with each other is the most efficient way to learn about and respond to changes in the healthcare operating environment. Our management and customer support and service teams play a significant role in product development by continually monitoring the needs and desires of our customers and our market. In addition to our customer support and service teams, a Product Development Services division was created in 2008. This division is responsible for the design, development, quality assurance/testing, and distribution of all application software. By consolidating all of our development efforts under a single division, we can ensure standardization in our software development processes and effective utilization of our resources. This approach to research and development allows us to quickly adapt to technological advances and improve our products and services to better serve the needs of our customers. As of December 31, 2014, we had 193 employees in our Product Development Services division, including 9 research and development employees whose dedicated function is to develop new uses for and applications of technology available in the marketplace. During the years ended December 31, 2014, 2013 and 2012, we expended approximately $2.9 million, $2.8 million and $2.8 million, respectively, on research and development activities.
Customers, Sales and Marketing
Target Market. The target market for our EHR system consists of small and midsize hospitals of 300 or fewer acute care beds, with a primary focus on hospitals with 100 or fewer acute care beds. In the United States, there are approximately 4,200 community hospitals with 300 or fewer acute care beds, with approximately 2,600 of these having 100 or fewer acute care beds. In addition, we market our products to small specialty hospitals in the United States that focus on discrete medical areas such as surgery, rehabilitation and long-term acute care. As of the date of this filing, we have installed our system in over 650 facilities in 46 states and the District of Columbia. Approximately 94% of our existing customers are hospitals with 100 or fewer acute care beds, while approximately 99% of our existing customers are hospitals with 200 or fewer acute care beds.
During 2014 we entered the international healthcare information technology marketplace by completing a new system installation in the Caribbean nation of St. Maarten. We are actively evaluating opportunities in Canada and believe our EHR system would fit well within the Canadian healthcare system. Our research to date indicates the Canadian adoption of electronic healthcare systems is approximately five years behind that of the United States market. We also believe a significant opportunity exists to sell our ambulatory EHR system on a stand-alone basis, especially to those physician practices located in the same communities as our client hospitals. We believe this would include a significant number of unique physician practices.
Our goals in the inpatient hospital market are threefold: (1) target those hospitals under 100 beds in the United States whose vendor has struggled with the federal EHR adoption program, (2) selectively expand into English-speaking international markets with the initial efforts being focused on Canada and (3) selectively target hospitals in the 100 to 300 bed market that we believe offer a reasonable chance of sales success based on size, location and other factors. Our goal in the ambulatory market is to aggressively target physician practices in those communities where the local hospital is a current CPSI client.

The following table presents our revenues generated from customers located within the US ("domestic") and all foreign countries, in total ("international").

	Year ended December 31,
	2014	2013	2012
Sales revenues:
Domestic	$203,730,687	$200,863,332	$183,309,403
International	1,011,450	—	—
	$204,742,137	$200,863,332	$183,309,403
Sales Staff. Most of our new customers are either referrals from our existing customers or approach us directly based on our name recognition in the rural and community hospital EHR market. Our sales lead qualification process allows our new prospect sales staff to be targeted in their efforts, reducing the need for a large sales force. As of December 31, 2014, we had 38 employees dedicated to direct sales, 17 of whom concentrate on new prospects, and 21 of whom are responsible for the sale of additional products and services to existing customers. We hire our sales representatives from our existing employees. Over three-quarters of our sales representatives have over 10 years of experience with the Company, including experience in installation, training and customer support. Our new prospects sales representatives have defined geographic territories in the United States in which to target new customers. Our sales representatives who sell to existing customers have assigned hospitals within their territory, which is also geographically based. A significant portion of the compensation for all sales personnel except for administrative support staff is commission based.
Marketing Strategy. Our primary marketing strategy is to generate referrals from our existing customers and directly solicit potential users through presentations at industry seminars and trade shows. Due to the success of the ARRA in fostering EHR adoption, 98% of the hospitals in the United States have implemented an EHR system, the vast majority of which are certified as in compliance with the requirements of the ARRA. In order to differentiate our EHR and related products and services offerings, we have undertaken an extensive re-branding project focused on our use of new technologies and our customer implementation and support model that is specifically focused on the rural and community hospital market. For hospitals that we have targeted as potential customers, most of our direct sales efforts involve product demonstrations, site visits and meetings with hospital management. The typical sales cycle of an EHR system usually takes six to eighteen months from the time of initial contact to the signing of a contract. Therefore, we believe it is important for our sales staff to dedicate a substantial amount of time and energy to building relationships with potential new customers. We do not conduct extensive marketing activities and promotions because hospitals are easily identified, finite in number and generally send a request for proposal to vendors when they contemplate the purchase of a hospital information system.
Backlog
Backlog consists of revenues we reasonably expect to recognize over the next twelve months under existing contracts. The revenues to be recognized may relate to a combination of one-time fees for system sales and recurring fees for support and maintenance, business management, consulting and managed IT services. As of December 31, 2014, we had a twelve-month backlog of approximately $36 million in connection with non-recurring system purchases and approximately $123 million in connection with recurring payments under support and maintenance, business management, consulting and managed IT services. The backlog amounts exclude amounts to be recognized in subsequent periods related to First Generation Meaningful Use Installment Plans (see Management's Discussion and Analysis for a detailed discussion of these arrangements). As of December 31, 2013, we had a twelve-month backlog of approximately $51 million in connection with non-recurring system purchases and approximately $116 million in connection with recurring payments under support and maintenance, business management, consulting and managed IT services.
Competition
The market for our products and services is competitive, and we expect additional competition from established and emerging companies in the future. Our market is characterized by rapidly changing technology, global shifts in the healthcare system, evolving user needs and impactful regulatory and reimbursement changes. We believe the principal competitive factors that hospitals consider when choosing between us and our competitors are:

•	product features, functionality and performance;

•	level of customer service and satisfaction;

•	ease of integration and speed of implementation;

•	product price;

•	knowledge of the healthcare industry;

•	sales and marketing efforts; and

•	company reputation.
Our principal competitors are Medical Information Technology, Inc. ("Meditech"), Healthland Inc. ("Healthland"), and MEDHOST, Inc. ("MEDHOST"). Meditech, Healthland and MEDHOST compete with us directly in our target market of small and midsize hospitals. These companies offer products and systems that are comparable to our system and address the needs of hospitals in the markets we serve.
Our secondary competitors include McKesson Corporation, Epic Systems Corporation, Cerner Corporation, Quality Systems, Inc. and Siemens Corporation. These companies are significantly larger than we are, and they typically sell their products and services to larger hospitals outside of our target market. However, they will sometimes compete with us directly or, more commonly, a larger health system who uses a system from one of these companies will offer it to a smaller hospital as part of a merger or alliance. Our secondary competitors also include Prognosis Health Information Systems LLC and Razor Insights, LLC, which are smaller than us.
We also face competition from providers of practice management systems, general decision support and database systems and other segment-specific applications. Any of these companies as well as other technology or healthcare companies could decide at any time to specifically target hospitals within our target market.
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
Employees
As of December 31, 2014, we had 1,379 employees, almost all of whom are located at our offices in Mobile, Fairhope and Lanett, Alabama and Monroe, Louisiana. Our employees can be grouped according to the following general categories: 482 in software services and support, 509 in business management, consulting and managed IT services, 97 in information technology services and support, 193 in product development services, 49 in sales and marketing and 49 in administration. Our general practice is to recruit recent college graduates for entry-level positions and then promote these individuals within the organization to fill vacancies in higher positions. We also hire nurses and other medically-trained professionals in connection with our support services.
Since 1991, we have maintained a non-qualified discretionary profit-sharing plan under which all full-time, non-equity compensated and non-commission compensated employees with three years of uninterrupted service are eligible to participate. The plan is designed to provide each eligible employee with periodic cash bonuses based on our profitability. Each eligible employee receives a pro rata share of the amount of cash distributed under the profit-sharing plan based on the amount of his or her base salary compared to the sum of the salaries of all participating employees. Our profit-sharing plan is not a qualified plan for tax purposes or a guaranteed benefit. Contributions to the plan are made periodically at the sole discretion of the Board of Directors. During 2014, we distributed approximately $4.3 million under this profit-sharing plan. We plan to continue to make distributions under this plan based on our profitability.
We are fortunate to have a high rate of employee retention, with our executive officers having an average tenure in excess of 22 years. Our performance depends in significant part on our ability to attract, train and retain highly qualified personnel. None of our employees are represented by a labor union, and we believe our relations with our employees are good.
Executive Officers
The executive officers of CPSI serve at the pleasure of the Board of Directors. Set forth below is a list of the current executive officers of CPSI and a brief explanation of each individual’s principal employment during the last five years.
J. Boyd Douglas – President and Chief Executive Officer. J. Boyd Douglas, age 48, has served as our President and Chief Executive Officer since May 2006. He was elected as a director in March 2002. Mr. Douglas began his career with us in August 1988 as a Financial Software Support Representative. From May 1990 until November 1994, Mr. Douglas served as Manager of Electronic Billing, and from December 1994 until June 1999, he held the position of Director of Programming Services. From July 1999 until May 2006, Mr. Douglas served as our Executive Vice President and Chief Operating Officer. Mr. Douglas’s wife’s sister’s husband, Mr. Patrick A. Immel, is an executive officer of the Company. Mr. Immel is not a "family member" of Mr. Douglas under NASDAQ Listing Rule 5605.
David A. Dye – Chief Financial Officer, Secretary and Treasurer. David A. Dye, age 45, has served as our Chief Financial Officer, Secretary and Treasurer since July 1, 2010. Mr. Dye served as our President and Chief Executive Officer from July 1999 to May 2006. He was elected as a director in March 2002 and has served as our Chairman of the Board since May 2006. Mr. Dye began his career with CPSI in May 1990 as a Financial Software Support Representative and served in various capacities until July 1999. Mr. Dye has served as a director of Bulow Biotech Prosthetics, LLC, a company headquartered in Nashville, Tennessee that operates prosthetic clinics in the Southeastern United States, since July 2006.
Victor S. Schneider – Executive Vice President–Corporate and Business Development. Victor S. Schneider, age 56, has served as our Executive Vice President–Corporate and Business Development since January 2013. Prior to his appointment as Executive Vice President – Corporate and Business Development, Mr. Schneider served as our Senior Vice President – Corporate and Business Development since December 2005. Mr. Schneider is responsible for revenue generation efforts, customer relations, strategic growth initiatives and positioning, and market execution. Mr. Schneider began his career with us in June 1983 as Sales Manager. He served in that capacity until January 1997 when he was promoted to Sales Director. He served as our Vice President–Sales and Marketing from July 1999 until December 2005.

Robert D. Hinckle – Senior Vice President–Software Services. Robert D. Hinckle, age 45, served as our Vice President–Software Services from October 2004 until January 2013 and has served as our Senior Vice President – Software Services since January 2013. Mr. Hinckle is responsible for overseeing all aspects of the installation and support of our software products. Since beginning his career with us in 1995 as a Financial Software Support Representative, Mr. Hinckle has worked in various positions in our Software Services Division, including Team Manager, Assistant Director and Director of that division.
Troy D. Rosser – Senior Vice President–Sales. Troy D. Rosser, age 50, has served as our Senior Vice President–Sales since January 2012, having previously served as Vice President – Sales since October 2005. Mr. Rosser is responsible for overseeing all of our sales and marketing efforts. Mr. Rosser began his career with us in March 1989 as a Financial Software Support Representative. In 1992, Mr. Rosser was transferred to the Sales and Marketing division where he has worked in various positions, including Sales Manager and, from October 2000 until October 2005, Director of Sales.
Michael K. Muscat, Jr. – Senior Vice President–Product Development Services. Michael K. Muscat, Jr., age 41, has served as our Senior Vice President – Product Development Services since March 2008. Mr. Muscat is responsible for overseeing all aspects of the development, quality assurance/testing, documentation, and distribution of all application software. Mr. Muscat began his career with us in July 1996 as a Software Support Representative. Mr. Muscat then served as a Programmer and Manager of Outsourcing Services. From June 2002 to May 2006, Mr. Muscat served as the Director of Business Management Services and from May 2006 until March 2008 as the Vice President of Business Management Services.
In January 2013, the Company announced the formation of Trubridge, LLC ("TruBridge"), a wholly-owned subsidiary of CPSI. The executive officers of TruBridge serve at the pleasure of the Board of Directors of CPSI. Set forth below is a list of the current executive officers of TruBridge and a brief explanation of each individual’s principal employment during the last five years.
Christopher L. Fowler – President–TruBridge. Christopher L. Fowler, age 39, has served as the President of TruBridge since its formation in January 2013. Mr. Fowler is responsible for overseeing all aspects of the business management, consulting and managed IT services we provide to our customers through TruBridge. Prior to the formation of TruBridge, Mr. Fowler served as CPSI’s Vice President – Business Management Services since March 2008. Mr. Fowler began his career with us in May 2000 as a Software Support Representative and later as a manager of Financial Software Services. From August 2004 until March 2008, Mr. Fowler served as Assistant Director and Director of Business Management Services.
Patrick A. Immel – Senior Vice President of Professional Services–TruBridge. Patrick A. Immel, age 44, has served as the Senior Vice President of Professional Services of TruBridge since its formation in January 2013. Mr. Immel is responsible for overseeing the managed IT and consulting services we provide to our customers through TruBridge. Prior to the formation of TruBridge, Mr. Immel served as CPSI’s Vice President–Information Technology Services since January 2000. Mr. Immel began his career with us in July 1993 as a Financial Software Support Representative. Since that time, Mr. Immel has served as a programmer, Manager of Technical Support and Director of Information Technology Services. Mr. Immel’s wife’s sister’s husband, Mr. J. Boyd Douglas, is an executive officer of the Company. Mr. Douglas is not a "family member" of Mr. Immel under NASDAQ Listing Rule 5605.
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
Recently enacted public laws reforming the U.S. healthcare system may have an impact on our business. The Patient Protection and Affordable Care Act (H.R. 3590; Public Law 111-148) (the "ACA") and The Health Care and Education Reconciliation Act of 2010 (H.R. 4872) (the "Reconciliation Act"), which amends the ACA (collectively the "Health Reform Laws"), were signed into law in March 2010. The Health Reform Laws contain various provisions which impact us and our customers. Some of these provisions have a positive impact, by expanding the use of electronic health records in certain federal programs, for example, while others, such as reductions in reimbursement for certain types of providers, have a negative impact due to fewer available resources. Increases in fraud and abuse penalties may also adversely affect participants in the healthcare sector, including us.
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
Claims Processing and Transmission. Our system electronically transmits medical claims by physicians to patients’ payors for immediate approval and reimbursement. In addition, we offer business management services that include the manual and electronic processing and submission of medical claims by healthcare providers to patients’ payors for approval and reimbursement. Federal law provides that it is both a civil and a criminal violation for any person to submit, or cause to be submitted, a claim to any payor, including, without limitation, Medicare, Medicaid and all private health plans and managed care plans, seeking payment for any service or product that overbills or bills for items that have not been provided to the patient. We have in place policies and procedures that we believe assure that all claims that are transmitted by our system and through our services are accurate and complete, provided that the information given to us by our customers is also accurate and complete. If, however, we do not follow those procedures and policies, or they are not sufficient to prevent inaccurate claims from being submitted, we could be subject to substantial liability including, but not limited to, civil and criminal liability. Additionally, any such failure of our billing and collection services to comply with these laws and regulations could adversely affect demand for our services and could force us to expend significant capital, research and development, and other resources to address the failure.
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
ARRA Meaningful Use Program. Various federal and state government agencies are developing standards that could become mandatory for systems purchased by entities that are funded by these agencies. For example, the ARRA requires "meaningful use of certified electronic health record technology" by healthcare providers by 2015 in order to receive incentive payments. Regulations have been issued that identify standards and implementation specifications and establish the certification standards for qualifying EHR technology. Nevertheless, these standards and specifications are subject to interpretation by the entities designated to certify such technology. While a combination of our solutions has been certified as meeting both stage one and stage two standards for certified electronic health record technology, the regulatory standards to achieve certification will continue to evolve over time. We may incur increased development costs and delays in delivering solutions if we need to upgrade our software or healthcare devices to be in compliance with these varying and evolving standards. In addition, delays in interpreting these standards may result in postponement or cancellation of our customers’ decisions to purchase our software solutions. If our software solutions are not compliant with these evolving standards, our market position and sales could be impaired and we may have to invest significantly in changes to our software solution.
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
Standards for Submission of Healthcare Claims. CMS has mandated the use of new patient codes for reporting medical diagnosis and inpatient procedures, referred to as the ICD-10 codes. CMS is requiring all providers, payors, clearinghouses and billing services to utilize these ICD-10 codes when submitting claims for payment. ICD-10 codes will affect medical diagnosis and inpatient procedure coding for everyone covered by HIPAA, not just those who submit Medicare or Medicaid claims. Claims for services provided on or after October 1, 2015 must use ICD-10 codes for medical diagnosis and inpatient procedures or they will not be paid.
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

There are a limited number of hospitals in our target market. Saturation or consolidation in the healthcare industry could result in the loss of existing customers, a reduction in our potential customer base and downward pressure on the prices of our products and services.
The limited number of hospitals with 300 or fewer acute care beds in our general target market, coupled with the accelerated adoption of EHRs resulting from the ARRA's EHR incentive program, has resulted in an ever narrowing market for new system installations which could materially and adversely impact our business, financial condition and operating results.
We have identified opportunities for continued growth and expansion in the form of (1) an expanded replacement market for EHRs as certain existing EHR vendors have struggled and are expected to continue to struggle with the expanding requirements of the ARRA's EHR adoption program, (2) selective expansion into English-speaking international markets, (3) selective expansion within the 100 to 300 bed hospital market, and (4) targeted expansion of the footprint for our ambulatory solutions by aggressively targeting physician practices in those communities where the local hospital is a current CPSI customer. Although we have formulated strategic responses for capitalizing on each of the identified opportunities, there is no guarantee that such responses will ultimately prove successful. Additionally, to the extent that these opportunities fail to develop or develop more slowly than expected, our business, financial condition and operating results could be materially and adversely impacted.
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
Our principal competitors are Meditech, Healthland and MEDHOST. Meditech, Healthland and MEDHOST compete with us directly in our target market of rural and community hospitals with 300 or fewer acute care beds. These companies offer products and services that are comparable to our system and are designed to address the needs of rural and community hospitals.

Our secondary competitors include McKesson Corporation, Epic Systems Corporation, Cerner Corporation, Quality Systems, Inc., Siemens Corporation, Prognosis Health Information Systems LLC, and Razor Insights, LLC. Most of these companies are significantly larger than we are, and they typically sell their products and services to larger hospitals outside of our target market. However, they sometimes compete directly with us. We also face competition from providers of practice management systems, general decision support and database systems and other segment-specific applications, as well as from healthcare technology consultants. Any of these companies, as well as other technology or healthcare companies, could decide at any time to specifically target hospitals within our target market.
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
In the course of our business operations, we compile and transmit confidential information, including patient health information. We have included security features in our systems that are intended to protect the privacy and integrity of this information. Despite the existence of these security features, our system may experience break-ins and similar disruptive problems that could jeopardize the security of information stored in and transmitted through the information technology networks of our customers. In addition, the other systems with which we may interface, such as the Internet and related systems, may be vulnerable to security breaches, viruses, programming errors or similar disruptive problems. Because of the sensitivity of medical information, customers could sue us for breaches of security involving our system. Also, actual or perceived security breaches in our system could harm the market perception of our products which could cause us to lose existing and prospective customers. Additionally, the effect of security breaches and related issues could disrupt our ability to perform certain key business functions and could potentially reduce demand for our products and services. Accordingly, we have expended significant resources toward establishing and enhancing the security of our related infrastructures, although no assurance can be given that these systems will be entirely free from potential breach. Maintaining and enhancing our infrastructure security may require us to expend significant capital in the future.

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
On September 2, 2014, we entered into a lease agreement with Empire Schuylkill, L.P. to house a call center to further the growth of our business management services (now offered by our subsidiary, TruBridge). This lease consists of approximately 12,400 square feet of space and is located in Frackville, Pennsylvania.
We do not anticipate the need to lease additional office space in 2015, as we expect that our existing facilities will be sufficient to meet our needs until the end of 2015 and beyond.

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
Market for CPSI Common Stock
As of March 12, 2015, CPSI had 83 stockholders of record (which does not include the number of beneficial owners whose shares are held in "street" names by broker-dealers and other nominees who are the record holders) and 11,315,573 shares of common stock outstanding.
CPSI’s common stock is listed on the NASDAQ Global Select Market under the symbol "CPSI." The following table sets forth, for the calendar quarters indicated, the high and low sales prices per share for CPSI’s common stock on the NASDAQ Global Select Market, and the cash dividends declared per share in each such quarter:

	High	Low	Dividends Declared Per Share
2014
First Quarter	$71.89	$56.60	$0.57
Second Quarter	67.42	59.21	0.57
Third Quarter	66.71	57.22	0.57
Fourth Quarter	64.86	57.13	0.57
2013
First Quarter	$54.50	$46.08	$0.51
Second Quarter	56.31	48.02	0.51
Third Quarter	59.53	47.23	0.51
Fourth Quarter	62.87	55.36	0.51
The last reported sales price of CPSI’s common stock as reported on the NASDAQ Global Select Market on March 12, 2015 was $53.04.
Dividends
During 2014, we paid a quarterly dividend in the amount of $0.57 per share, compared to $0.51 per share during 2013. Additionally, our strong cash position resulted in the decision by our Board of Directors on January 29, 2015 to approve a $0.07 increase in our quarterly dividend to $0.64 per share. We believe that paying dividends is an effective way of providing an investment return to our stockholders and a beneficial use of our cash. However, the declaration of dividends by CPSI is subject to the discretion of our Board of Directors. Our Board of Directors will take into account such matters as general business conditions, our financial results and such other factors as our Board of Directors may deem relevant.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands except for share and per share data)
INCOME DATA:
Total sales revenues	$204,742	$200,863	$183,309	$173,476	$153,247
Total costs of sales	110,766	107,126	102,648	94,065	88,863
Gross profit	93,976	93,737	80,661	79,411	64,384
Total operating expenses	44,389	43,493	39,384	38,116	35,287
Operating income	49,587	50,244	41,277	41,295	29,097
Total other income	152	466	721	667	674
Income before taxes	49,739	50,710	41,998	41,962	29,771
Provision for income taxes	16,819	17,967	12,025	16,129	11,033
Net Income	$32,920	$32,743	$29,973	$25,833	$18,738
Net income per share - basic	$2.94	$2.95	$2.71	$2.34	$1.71
Net income per share - diluted	$2.94	$2.95	$2.71	$2.34	$1.71
Weighted average shares outstanding:
Basic	11,025,897	10,997,890	10,976,982	10,961,245	10,941,104
Diluted	11,026,406	10,997,890	10,976,982	10,961,245	10,941,104
Cash dividends declared per common share	$2.28	$2.04	$2.84	$1.44	$1.44

	As of December 31,
	2014	2013	2012	2011	2010
BALANCE SHEET DATA
Cash and cash equivalents	$23,792	$11,729	$8,912	$6,664	$2,940
Working capital	63,355	51,301	32,486	37,498	35,135
Total assets	99,325	92,535	77,839	75,645	62,735
Total current liabilities	18,161	21,451	18,461	16,671	14,485
Total stockholders’ equity	80,781	69,083	57,202	57,384	46,464

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Our system currently is installed and operating in over 650 hospitals in 46 states and the District of Columbia. During 2014, we entered the international healthcare information technology marketplace by completing a new system installation in the Caribbean nation of St. Maarten. Our customers primarily consist of rural and community hospitals with 300 or fewer acute care beds, with hospitals having 100 or fewer acute care beds comprising approximately 94% of our customers. Inclusive of other entities in the healthcare industry, such as nursing homes, home health agencies and physician clinics, our products and services are utilized by over 12,000 healthcare providers in over 1,000 facilities in 49 states and the District of Columbia.
Management Overview
Historically we have primarily sought revenue growth through sales of healthcare information technology systems and related services to existing and new customers within our target market. Our strategy has produced consistent revenue growth over the long term, as reflected in five- and ten-year compounded annual growth rates in revenues of approximately 9.9% and 9.5%, respectively. Selling new and additional products and services to our existing customer base is an important part of CPSI’s future revenue growth. We believe that as our customer base grows, the demand for additional products and services, including business management, consulting and managed IT services, will also continue to grow, supporting further increases in recurring revenues. We also expect to drive revenue growth from new product development that we may generate from our research and development activities.
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
In addition to revenue growth, our business model is focused on earnings growth. Once a hospital has installed our system, we continue to provide support and maintenance services to the customer on an ongoing basis. These services are typically provided by the same personnel who perform our system installations, resulting in an increased gross margin as the substantial majority of the related costs are relatively fixed. We also look to increase margins through cost containment measures where appropriate.
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
As our new system installation customers expect significant cash inflows in the form of electronic health record ("EHR") incentive payments from the federal and state governments, we have experienced a significant demand for financing arrangements allowing these customers to minimize the near-term impact on their current cash resources. Our response to such demand has been the implementation of financing arrangements that allow customers to utilize anticipated cash inflows under the EHR incentive program in satisfaction of their payment obligations in purchasing our EHR solution. These payment terms have been particularly pervasive in the population of our new system installations since 2011, with such arrangements comprising nearly all new system installations during 2013, as this was the last year an eligible hospital could begin participation in the EHR incentive program and receive the full four years of incentive payments under the program. Customers seeking and receiving such financing arrangements comprised approximately one-third of our new system installations during the year ended December 31, 2014. Historically, we have made financing arrangements available to customers on a case-by-case basis depending upon various aspects of the proposed contract and customer attributes. These financing arrangements include short-term payment plans, longer-term lease financing through us or third-party financing companies, and Software as a Service ("SaaS") arrangements. We intend to continue to work with prospective customers to provide for financing arrangements to purchase our systems so long as such arrangements do not adversely affect our financial position or long-term liquidity. We believe that meeting the financial needs of rural and community hospitals while allowing for the profitable expansion of our footprint in this market will remain both an opportunity and a challenge for us in the foreseeable future.
American Recovery and Reinvestment Act of 2009
While ongoing financial challenges facing healthcare organizations have impacted and are expected to continue to impact the rural and community hospitals that comprise our target market, we believe that the incentives offered by the American Recovery and Reinvestment Act of 2009 (the "ARRA") for the adoption of qualifying EHRs has increased and will continue to support demand for healthcare information technology and will have a positive impact on our business prospects through 2015. As of January 31, 2015, incentive payments totaling $29.1 billion have been made to aid healthcare organizations in modernizing their operations through the acquisition and wide-spread use of healthcare information technology. Eligible hospitals can begin receiving these incentive payments in any year from 2011 through 2015, but the total incentive payment will decrease for hospitals that started receiving payments in 2014 and later. Additionally, if an eligible healthcare provider did not begin to demonstrate meaningful use of an EHR by October 1, 2014, then reimbursement under Medicare will begin to be reduced.
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
According to the most recently available data reported by the ONC and the Centers for Medicare and Medicaid Services ("CMS"), as of January 31, 2015, CPSI is third among all vendors in terms of the number of successful hospital customer attestations for complete EHR systems. As a result of our obtaining the necessary certifications and our track record with our hospital customers successfully achieving meaningful use, the ARRA has had and should continue to have a positive impact on our business and the businesses of the rural and community hospitals that comprise our target market.

The accelerated adoption of EHRs resulting from the ARRA's EHR incentive program has resulted in an ever narrowing market for new system installations and has accelerated the purchases of incremental applications by our existing customer base to satisfy the current meaningful use rules, thereby narrowing the market for add-on sales to existing customers for Stage 2-related incremental applications. Despite these narrowing markets, we expect to continue to benefit from the ARRA's EHR incentive program in the medium-to-long term as the expanded requirements for continued eligibility for incentive payments and related payment adjustments for those healthcare providers not in compliance with meaningful use rules are expected to result in both an expanded replacement market for EHRs and additional orders from our existing customer base to purchase incremental applications necessary to satisfy such expanded requirements, particularly as the Stage 3 rules become effective. However, as the replacement market is not likely to develop rapidly and the market for add-on sales to existing customers for incremental Stage 3-related applications is not likely to significantly expand until the related Stage 3 rules become effective, our system sales revenues and profitability are expected to be materially and adversely impacted during the short term. Although we are pursuing other strategic initiatives designed to result in system sales revenue growth in the future in the form of selective expansion into English-speaking international markets, selective expansion within the 100 to 300 bed hospital market and targeted expansion for our ambulatory solutions, there can be no guarantee that such initiatives will prove successful or will benefit the Company in a sufficiently timely fashion to offset the short-term effects of the afore-mentioned narrowing markets.
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
Sequestration
Automatic across-the-board budget cuts to federal discretionary programs under the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012, known as "sequestration," commenced in March 2013, including a reduction in Medicare payments to healthcare providers beginning April 1, 2013. The percentage reduction to Medicare reimbursement rates may not be more than 2%, on a non-cumulative basis. Under current law, as amended by subsequent legislation, Medicare sequestration is scheduled to last through federal fiscal year 2024, although legislation could be enacted at any time to end or modify the terms of sequestration. As our hospital customers rely heavily on reimbursements from Medicare to fund their operations, this reduction in reimbursement rates, although capped at 2%, could negatively affect the businesses of our customers and our business. As of the date of this filing, we have not experienced significant adverse effects on our business or results from operations from this reduction in reimbursement rates.
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
2014 Financial Overview
2014 represented a record year for the Company in terms of both the top and bottom lines, as our gross revenues increased 1.9%, while our net income increased 0.5%. Our cash flow from operations also reached record levels, increasing 34.1% over 2013. Our successful facilitation of our hospital customers' achievement of meaningful use of EHR and thereby qualifying for related EHR incentive payments resulted in the collection of over $20.0 million of amounts due under Second Generation Meaningful Use Installment Plans (see below) during 2014, allowing us to more than double our available balances of cash and cash equivalents from December 31, 2013 to December 31, 2014 despite an 11.8% increase in our quarterly dividend rate during the same period. We have maintained and strengthened a strong cash position that we believe is sufficient to meet our operating requirements. We believe that a strong cash position enables us to compete better in the marketplace and maintain the consistently high quality of our customer service and product offerings.
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
In the first year of participation in the EHR incentive program, eligible hospitals are required to report compliance with stage one requirements for a consecutive 90-day period during the federal government's fiscal year to qualify for incentive payments. For subsequent years, the original rules required eligible hospitals to report compliance with meaningful use standards for a full EHR reporting year. However, for federal fiscal 2014 CMS has permitted a one-time three-month reporting period. For eligible hospitals, this three-month reporting period is fixed to the quarter of the federal government's fiscal year. In January of 2015, CMS announced its intention to apply a similar shortened reporting period for fiscal 2015, with a final rule expected during the spring of 2015. As a result of the deadlines associated with these compliance periods, in order for eligible hospitals to maximize potential EHR incentive payments and avoid the aforementioned reduction in Medicare reimbursement rates for failure to demonstrate meaningful use of EHR by October 1, 2014, our financial results have become and will remain uneven during the term of the ARRA program, with system sales activity relating to the ARRA likely being higher in the first two quarters of our fiscal year and lower in the last two quarters of our fiscal year.
First Generation Meaningful Use Installment Plans. During 2012, we included language in certain of our customer license agreements that more evenly matched customers’ anticipated cash inflows under the EHR incentive program with the necessary cash outflows for purchasing our EHR solution ("First Generation Meaningful Use Installment Plans"). Under these arrangements, a customer is required to remit to us Medicare and Medicaid incentive payments (not to exceed the remaining balance under the arrangement) received for adoption of qualifying EHRs upon receipt of such funds, with only nominal payments required until the customer’s receipt of such incentive payments. If no such incentive payments are received by the customer or if such payments are not sufficient to pay the remaining balance under the arrangement, payments continue at contracted nominal amounts until the balance of the contract price is paid in full. EHR incentive payments aside, these nominal payment amounts would result in the overall duration of the payment periods significantly exceeding that of our historical financing arrangements. As a result, revenue from these arrangements is recognized as the amounts become due. As of December 31, 2014, we have remaining accumulated unrecognized revenue of $0.5 million to be recognized as the amounts become due under these contracts, with substantially all of the amount due from a single customer. The final new system installation under a First Generation Meaningful Use Installment Plan was performed during the fourth quarter of 2012, and the Company does not expect to offer such payment terms going forward. As a result, aside from the anticipated recognition of the $0.5 million of accumulated unrecognized revenue as of December 31, 2014, we do not expect First Generation Meaningful Use Installment Plans to have a significant impact on our future financial statements.

Second Generation Meaningful Use Installment Plans. Beginning in the fourth quarter of 2012, we ceased offering First Generation Meaningful Use Installment Plans to our customers, opting instead for license agreements with payment terms that provide us with greater visibility into and control over the customer's meaningful use attestation process and significantly reducing the maximum timeframe over which customers must satisfy their full payment obligations in purchasing our system ("Second Generation Meaningful Use Installment Plans"). Under these arrangements, for the first two years following execution of the contract, a customer is only required to remit to us Medicare and Medicaid incentive payments (not to exceed the remaining balance under the arrangement) received for adoption of a qualifying EHR upon receipt of such funds. Upon the expiration of this two-year period, the remaining balance (if any) is required to be paid in full over a period not to exceed 12 months. As the overall payment period durations of the Second Generation Meaningful Use Installment Plans are consistent with that of our historical system sale financing arrangements, revenues under the Second Generation Meaningful Use Installment Plans are recognized upon installation of our EHR solution. Approximately one third of our new customer installations during 2014 were under Second Generation Meaningful Use Installment Plans. Comparatively, nearly all of our new system installations during 2013 were under such arrangements.
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
Revenues
The Company allocates revenue to its multiple element arrangements, including software and software-related services, based on a hierarchy of evidence to support selling prices in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). Revenue from general support agreements for post-contract support services (support and maintenance) and information technology management and consulting services are recognized by the Company ratably over the term of the agreement.
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
Support and Maintenance. We also derive revenues from the provision of system support services, including software application support, hardware maintenance, continuing education and related services, and sales of forms and supplies. Support services are provided pursuant to a support agreement under which we provide comprehensive system support and related services in exchange for a monthly fee based on the services provided. The initial term of these contracts typically ranges from three to five years. Upon expiration of the initial term, these contracts renew automatically on a year-to-year basis thereafter until terminated. Revenues from support services are recognized in the month when these services are performed.
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
Costs of Sales
System Sales. The principal costs associated with the design, development, sale and installation of our systems are employee salaries, benefits, travel expenses, third-party software costs and certain other overhead expenses. These costs are expensed as incurred. For the sale of equipment, we incur costs to acquire these products from the respective distributors or manufacturers. The costs related to the acquisition of equipment are capitalized into inventory and expensed upon the sale of the equipment utilizing the average cost method.
Support and Maintenance. The principal costs associated with our system support and maintenance services are employee salaries, benefits and certain other overhead expenses. These costs are expensed as incurred.
Our employees that perform system installations also provide support and maintenance services. We allocate their time equally between the two functions to provide them with an equal amount of time at home providing support services versus traveling away from home performing system installations. As such, salary-related expenses are allocated between cost of system sales and cost of support and maintenance services based upon an estimate of the percentage of time employees spend performing each function. We had 528 software installation and support employees as of December 31, 2014 compared to 558 as of December 31, 2013.
Additionally, as the employees in our Product Development Services division devote a portion of their time to the development of software enhancements governed by our support arrangements with our customers, we similarly allocate this division's salary-related expenses between cost of system sales and cost of support and maintenance services. The average headcount in this division increased slightly from 195 during 2013 to 196 during 2014.
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

Results of Operations
The following table sets forth certain items included in our results of operations for each of the three years in the period ended December 31, 2014, expressed as a percentage of our total revenues for these periods (dollar amounts in thousands):

	Year ended December 31,
	2014		2013		2012
	Amount	% Revenues	Amount	% Revenues	Amount	% Revenues
INCOME DATA:
Sales revenues:
System sales	$75,099	36.7%	$79,792	39.7%	$72,553	39.6%
Support and maintenance	73,553	35.9%	71,506	35.6%	67,293	36.7%
Business management, consulting and managed IT services	56,090	27.4%	49,565	24.7%	43,463	23.7%
Total sales revenues	204,742	100.0%	200,863	100.0%	183,309	100.0%
Costs of sales:
System sales	44,620	21.8%	47,840	23.8%	49,019	26.7%
Support and maintenance	29,081	14.2%	28,640	14.3%	27,710	15.1%
Business management, consulting and managed IT services	37,065	18.1%	30,646	15.3%	25,919	14.1%
Total costs of sales	110,766	54.1%	107,126	53.4%	102,648	55.9%
Gross profit	93,976	45.9%	93,737	46.6%	80,661	44.1%
Operating expenses:
Sales and marketing	14,370	7.0%	14,737	7.3%	14,290	7.8%
General and administrative	30,019	14.7%	28,756	14.3%	25,094	13.7%
Total operating expenses	44,389	21.7%	43,493	21.6%	39,384	21.5%
Operating income	49,587	24.2%	50,244	25.0%	41,277	22.6%
Other income:
Other income	152	0.1%	466	0.2%	721	0.4%
Total other income	152	0.1%	466	0.2%	721	0.4%
Income before taxes	49,739	24.3%	50,710	25.2%	41,998	23.0%
Provision for income taxes	16,819	8.2%	17,967	8.9%	12,025	6.6%
Net income	$32,920	16.1%	$32,743	16.3%	$29,973	16.4%
2014 Compared to 2013
Revenues. Total revenues increased 1.9%, or $3.9 million. This was largely attributable to a combined $8.6 million increase in support and maintenance revenues and business management, consulting and managed IT services revenues due to a larger customer base and increased applications within that customer base requiring support and maintenance services, as well as increased demand for and market acceptance of our business management, consulting and managed IT services. The combined increase in support and maintenance revenues and business management, consulting and managed IT services revenues was partially offset by a $4.7 million decrease in system sales revenues as increased add-on sales to existing customers were not sufficient to fully offset a decrease in new system installation activity, compounded by a decrease in revenue recognized under First Generation Meaningful Use Installment Plans.
System sales revenues decreased by 5.9%, or $4.7 million. The accelerated adoption of EHRs resulting from the ARRA's EHR incentive program has resulted in an ever narrowing market for new system installations. Consequently, we experienced a significant decrease in new system installations during 2014, as we completed financial and patient accounting system installations at 24 new hospital clients during 2014 (two of which were under SaaS arrangements) compared to 30 during 2013 (one of which was under a SaaS arrangement). This decrease in the number of new system installations, coupled with a 30.5% decrease in average installation size, resulted in decreased new customer installation revenues of 42.3%, or $12.7 million. This decrease in revenues from new customer installations was partially offset by an increase in add-on sales to existing customers of 19.1%, or $8.8 million, as a result of increased installations within our existing customer base of our physician documentation application, a critical application in achieving stage two of meaningful use criteria. In total, add-on sales to existing customers accounted for 73.3% of our system sales revenues during 2014 compared to 58.0% during 2013. Lastly, we experienced a $1.7 million decrease in revenue recognized under First Generation Meaningful Use Installment Plans. Under these arrangements, for which the related installations were completed during 2012, a substantial majority of the consideration is not received or revenue recognized until the customers successfully achieve "meaningful use" designation and receive related stage one ARRA incentive payments. These arrangements resulted in $2.2 million and $3.9 million of revenue recognized (net of additional unrecognized revenue accumulated) during 2014 and 2013, respectively. Excluding the net effect on revenue resulting from these arrangements, adjusted system sales (as hereinafter defined in the "Non-GAAP Financial Measures" section below) decreased $3.0 million, or 4.0%, due to the decrease in new customer installations.
Support and maintenance revenues increased by 2.9%, or $2.0 million. Support service fees increased by 4.4%, or $3.0 million, due to an increase in recurring revenues as a result of a larger customer base, an increase in support fees for add-on business sold to existing customers, and an increase in support rates from contractually agreed upon Consumer Price Index ("CPI") rate increases. The increase in support service fees was partially offset by a 23.4%, or $0.5 million, decrease in SaaS, hosting and other fees as a result of the high volume during 2013 and 2014 of conversions of previously installed SaaS arrangements to perpetual licenses at the customers' request.
Business management, consulting and managed IT services revenues increased by 13.2%, or $6.5 million. We experienced this increase in business management, consulting and managed IT services revenues primarily as a result of an expansion of service offerings complemented by an expanding customer base for our previously existing service offerings. Of our previously existing service offerings, we have experienced growth in customer demand for accounts receivables management (increasing 10.6%, or $1.6 million) and private pay services (increasing 12.2%, or $1.3 million) as a result of more effective marketing of these services. The continued expansion and growth of our recently introduced service offerings have resulted in increased demand for our clinical consulting services (increasing 7.8%, or $0.2 million), revenue cycle management consulting services (increasing 76.7%, or $0.6 million), IT consulting services (increasing 78.1%, or $0.3 million) and cloud computing services (a component of managed IT services, increasing 42.1%, or $0.5 million). The introduction of medical coding and clinical help desk services (components of consulting services) in the fourth quarter of 2013 resulted in revenues of $1.5 million during 2014 compared to only $0.1 million in 2013. We also experienced a $0.5 million increase in reimbursed travel costs as a result of the increased utilization of our consulting resources.
Costs of Sales. Total costs of sales increased by 3.4%, or $3.6 million. As a percentage of revenues, costs of sales increased from 53.4% to 54.1%.
Costs of system sales decreased by 6.7%, or $3.2 million. The decrease in costs of system sales was primarily due to a $2.5 million decrease in travel costs and a $1.2 million decrease in cost of equipment as a result of the decrease in new system installations, which are more travel and hardware intensive than the Company's add-on sales to existing customers. These cost decreases were partially offset by a $0.5 million increase in stock-based compensation expense as a result of additional grants of restricted stock and performance share awards to our executive officers and certain key employees during the trailing twelve months. The gross margin on system sales increased to 40.6% in 2014 from 40.0% in 2013. Excluding the net effect on revenue resulting from First Generation Meaningful Use Installment Plans (which were used by the Company in 2012) and the deferral of the related cost of equipment, the adjusted gross margin on system sales (as hereinafter defined in the "Non-GAAP Financial Measures" section below) increased to 38.8% in 2014 from 37.5% in 2013. The table below summarizes the major components of costs of system sales as a percentage of system sales revenues:

	Year Ended December 31,
	2014	2013
Payroll and related expenses	31.8%	31.0%
Travel expenses	11.7%	14.1%
Cost of equipment	6.3%	7.3%
Excluding the net effect on revenue and cost of equipment resulting from First Generation Meaningful Use Installment Plans, payroll and related expenses, travel expense, and adjusted cost of equipment (as hereinafter defined in the "Non-GAAP Financial Measures" section below) would represent 32.8%, 12.1% and 6.5%, respectively, of adjusted system sales (as hereinafter defined in the "Non-GAAP Financial Measures" section below) for 2014 compared to 32.6%, 14.9% and 7.7%, respectively, for 2013. Please see the tables set forth below under the caption "Non-GAAP Financial Measures" for a reconciliation of each of these non-GAAP financial measures to the comparable financial measure determined in accordance with GAAP.
Costs of support and maintenance increased 1.5%, or $0.4 million, primarily due to an increase in payroll and related costs of 1.6%, or $0.4 million, due to increased personnel and standard cost of living adjustments effected during the trailing twelve months. The gross margin on support and maintenance revenues increased slightly to 60.5% in 2014 from 60.0% in 2013.
Our costs associated with business management, consulting and managed IT services increased 20.9%, or $6.4 million, due primarily to an increase in payroll and related expenses. The gross margin on these services decreased to 33.9% in 2014 from 38.2% in 2013 due to the disproportionate increase in payroll and related expenses versus revenues. Payroll and related expenses increased 18.3%, or $3.2 million, as a result of adding more employees during the trailing twelve months in order to support and develop our growing customer base and increase capacity in advance of anticipated future increases in demand. For similar reasons, we have experienced a $1.2 million increase in temporary labor costs. We also experienced a $0.8 million increase in related travel costs, primarily due to the increased volume of clinical consulting engagements and increased sales generation efforts. Lastly, stock-based compensation expense increased by $0.5 million as a result of additional grants of restricted stock and performance share awards to our executive officers and certain key employees during the trailing twelve months.
Sales and Marketing Expenses. Sales and marketing expenses decreased 2.5%, or $0.4 million. This decrease is primarily attributable to a decrease in commission expense of 18.5%, or $1.3 million, due to decreased billings for new system installations. The decrease in commission expense is partially offset by a $0.5 million increase in stock-based compensation expense as a result of additional grants of restricted stock and performance share awards to our executive officers and certain key employees during the trailing twelve months. Lastly, we experienced a $0.2 million increase in costs associated with collaborative arrangements associated with our membership in CommonWell Health Alliance, in particular relating to the development of interoperability standards for the healthcare information technology industry.
General and Administrative Expenses. General and administrative expenses increased 4.4%, or $1.3 million, with the largest contributing factor being a $0.8 million increase in stock-based compensation expense due to additional grants of restricted stock and performance share awards to our executive officers, certain key employees and non-employee directors during the trailing twelve months. Costs associated with healthcare benefits offered to our employees increased $0.5 million primarily due to the addition of on-site healthcare clinics as an added benefit for our employees beginning in the fourth quarter of 2013. Costs associated with our defined contribution employee retirement plan increased 20.1%, or $0.4 million, due to an increased number of participants eligible for the Company's discretionary employer matching contribution. Depreciation expense increased 10.5%, or $0.3 million, as a result of capital expenditures during the trailing twelve months. Payroll and related costs increased 6.6%, or $0.3 million, due mostly to standard cost of living adjustments effected during the trailing twelve months. The combined $2.3 million increase in costs noted above has been mostly offset by a $1.3 million decrease in bad debt expense, mostly due to the combined factors of decreased growth in gross accounts receivable and financing receivables ("total gross receivables") during 2014 compared to 2013 and the lack of any substantial write-offs of receivables balances in 2014. Total gross receivables grew by 42.8%, or $14.5 million, during 2013, necessitating increases in our allowance for doubtful accounts and allowance for credit losses to accommodate the expanding receivables base. Comparatively, total gross receivables decreased by 8.8%, or $4.3 million, during 2014. This decreased growth in total gross receivables is due to the decreased utilization of Second Generation Meaningful Use Installment Plans in 2014 compared to 2013. Additionally, 2013 was impacted by substantial write-offs of receivable balances due from a single customer experiencing significant financial difficulty, with no such events occurring in 2014.
As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses increased slightly to 21.7% in 2014 compared to 21.6% in 2013.
As a result of the foregoing factors, income before taxes decreased by 1.9%, or $1.0 million.
Income Taxes. Our effective income tax rate for the years ended December 31, 2014 and 2013 was 33.8% and 35.4%, respectively. This decrease in effective income tax rate is mostly due to the combined effects of a $0.4 million decrease in expense related to unrecognized tax benefits and a $0.2 million increase in beneficial provision-to-return adjustments. During 2013, recent developments resulting from the Internal Revenue Service's examination of our 2004 through 2006 federal tax returns (as amended), primarily as they relate to federal research and development tax credits, necessitated an increase in our reserves for uncertain tax positions for all impacted years, with a corresponding increase in the related expense related to unrecognized tax benefits. The related expense during 2014 has been limited to tax positions related to the current year, with no further developments impacting prior years. The increase in beneficial provision to return adjustments is primarily attributable to differences between credits claimed on the 2013 federal income tax return and amounts previously estimated.
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
System sales revenues increased by 10.0%, or $7.2 million. We completed financial and patient software system installations at 30 new hospital clients in 2013 (none of which was under a First Generation Meaningful Use Installment Plan and one of which was under a SaaS arrangement) compared to 34 in 2012 (10 of which were under First Generation Meaningful Use Installment Plans and one of which was under a SaaS arrangement). Sales to existing customers accounted for 58.0% of our system sales revenues during 2013 compared to 64.1% during 2012. During 2012, the Company installed systems under First Generation Meaningful Use Installment Plans for which a substantial majority of the consideration is not received or revenue recognized until the customers successfully achieve "meaningful use" designation and receive related stage one ARRA incentive payments. These arrangements resulted in revenue recognized (net of additional unrecognized revenue accumulated) of $3.9 million during 2013 and $7.1 million of accumulated unrecognized revenue during 2012. Excluding the net effect on revenue resulting from these arrangements, adjusted system sales (as hereinafter defined in the "Non-GAAP Financial Measures" section below) decreased $3.7 million, or 4.7%, due to the decrease in add-on sales to existing customers. Add-on sales in 2012 benefited from those customers purchasing necessary incremental applications in order to satisfy both stage one and stage two meaningful use criteria, whereas during 2013 the opportunities for add-on sales for stage one incremental applications had largely been exhausted.
Support and maintenance revenues increased by 6.3%, or $4.2 million. Support service fees increased by 8.5%, or $5.3 million, due to an increase in recurring revenues as a result of a larger customer base, an increase in support fees for add-on business sold to existing customers, and increases in support rates from contractually agreed upon CPI rate increases. The increase in support service fees was partially offset by a 27.7%, or $0.8 million, decrease in SaaS, hosting and other fees as a result of the high volume during 2012 of conversions of previously installed SaaS arrangements to perpetual licenses at the customers' request.
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
Liquidity and Capital Resources
As of December 31, 2014, we had $23.8 million in cash and cash equivalents and $10.7 million in investments. Management believes that cash and investments plus cash generated from our normal operating activities should be adequate to fund our business through the remainder of 2015. Our principal source of liquidity has been cash provided by operating activities. Cash provided by operating activities has been used primarily to fund the growth of our business and return cash to our shareholders in the form of dividends. Because of our cash position, our Board of Directors decided to begin paying a quarterly dividend in 2003. We declared and paid dividends in the aggregate amount of $25.5 million in 2014, $22.6 million in 2013, and $31.4 million in 2012 (including a special, one-time dividend of approximately $11.1 million during December 2012 in anticipation of a significant increase in tax rates on dividends beginning in 2013). We believe that paying dividends is an effective way of providing an investment return to our stockholders and a beneficial use of our cash. However, the declaration of dividends by CPSI is subject to the discretion of our Board of Directors. Our Board of Directors will continue to take into account such matters as general business conditions, our financial results and such other factors as our Board of Directors may deem relevant.
Net cash provided by operating activities totaled $38.9 million, $29.0 million and $32.2 million for 2014, 2013 and 2012, respectively. This 34.1% increase in net cash provided by operating activities in 2014 far outpaces our 0.5% increase in net income from 2013 to 2014 and primarily results from the decreased utilization of Second Generation Meaningful Use Installment Plans in 2014 compared to 2013. As previously stated, for the first two years following execution of a Second Generation Meaningful Use Installment Plan, customers are only required to remit to us Medicare and Medicaid incentive payments (not to exceed the remaining balance under the arrangement) received for adoption of a qualifying EHR upon receipt of such funds. All but five of our 30 new customer installations during 2013 were under Second Generation Meaningful Use Installment Plans, resulting in significant increases in our financing receivables balances. Of the 24 new customer installations during 2014, only eight were under Second Generation Meaningful Use Plans while two were under SaaS arrangements, with the remaining 14 mostly containing more traditional payment terms resulting in payments becoming due as the respective installations are completed.
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
Net cash used in investing activities totaled $1.5 million in 2014, compared to net cash used in investing activities of $3.7 million in 2013 and $1.5 million of net cash provided by investing activities during 2012. We used cash for the purchase of property and equipment of $1.5 million, $3.6 million and $4.4 million in 2014, 2013 and 2012, respectively. The significant decrease in capital expenditures from 2013 to 2014 was due to the completion of the build-out of our new facility in Fairhope, Alabama during 2013, coupled with the lack of any major capital expenditure projects during 2014. We believe that our existing physical facilities provide us with ample infrastructure to continue and grow our existing operations and, as such, we do not anticipate the need for significant capital expenditures during 2015. Purchases of investments, net of cash inflows from liquidated positions, were $0.1 million in 2014 and 2013 compared to net cash inflows from investments of $5.8 million in 2012. We liquidated $7.0 million of our investment portfolio in December 2012 to partially fund the aforementioned one-time, special dividend of $11.1 million.
Net cash used in financing activities totaled $25.4 million, $22.5 million and $31.4 million for 2014, 2013 and 2012, respectively. We declared and paid dividends in the aggregate amount of $25.5 million, $22.6 million, and $31.4 million (including the aforementioned one-time, special dividend of $11.1 million) during 2014, 2013 and 2012, respectively.
Our days sales outstanding, which represents the average collection time for accounts receivable, for the years 2014, 2013 and 2012 were 43, 38, and 41 days, respectively. This increase in days sales outstanding from 2013 to 2014 is primarily attributable to the decreased utilization of Second Generation Meaningful Use Installment Plans in 2014 compared to 2013, resulting in more sales dollars entering accounts receivable. Despite this increase in days sales outstanding, we have not experienced a significant deterioration within the agings of our accounts receivable.
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
Non-GAAP Financial Measures
We have included in the discussion under the captions "2014 Compared to 2013" and "2013 Compared to 2012" above financial measures that were not prepared in accordance with US GAAP. Any analysis of non-GAAP financial measures should be made only in conjunction with results presented in accordance with US GAAP. Below, we define each of these non-GAAP financial measures, provide a reconciliation of each non-GAAP financial measure to the most directly comparable financial measure calculated in accordance with US GAAP, and discuss the reasons that we believe this information is useful to management and may be useful to investors.
We use the non-GAAP financial measures "adjusted gross margin on system sales," "adjusted cost of equipment," and "adjusted system sales." Management believes these non-GAAP financial measures provide our Board of Directors, investors, potential investors, securities analysts and others with useful information to evaluate our performance because they exclude the impact of unrecognized revenue, recognized revenue and related deferral of cost of equipment resulting from our use of First Generation Meaningful Use Installment Plans. First Generation Meaningful Use Installment Plans were new to the Company in 2012, resulting in the Company not having sufficient experience with comparable arrangements to establish evidence of a standard business practice of historically collecting under the original payment terms of such contracts without making concessions. As a result, the provisions of the Software topic and Revenue Recognition subtopic of the FASB Accounting Standards Codification resulted in a conclusion that the fee was not fixed or determinable and, as a result, the revenue is to be recognized as the amounts become due. Because the timing of our recognition of revenue under First Generation Meaningful Use Installment Plans is not related to any remaining obligation on the part of the Company, the Company and our Board of Directors use these non-GAAP financial measures to evaluate our performance relative to other periods. We believe that the most directly comparable US GAAP measures to adjusted gross margin on system sales, adjusted cost of equipment, and adjusted system sales are gross margin on system sales, cost of equipment, and system sales, respectively.
Set forth below are reconciliations of adjusted gross margin on system sales, adjusted cost of equipment, and adjusted system sales to the comparable financial measures calculated in accordance with US GAAP (dollar amounts in thousands):
Adjusted Gross Margin on System Sales

	Year ended December 31,
	2014	2013	2012
Gross margin on system sales	$30,479	$31,953	$23,534
Add: Unrecognized revenue accumulated related to First Generation Meaningful Use Installment Plans	11	597	12,581
Less: Revenue recognized related to First Generation Meaningful Use Installment Plans	(2,243)	(4,488)	(5,524)
Less: Deferred cost of equipment related to First Generation Meaningful Use Installment Plans	—	—	(983)
Add: Amortization of deferred cost of equipment related to First Generation Meaningful Use Installment Plans	47	416	462
Adjusted gross margin on system sales	$28,294	$28,478	$30,070

Adjusted Cost of Equipment

	Year ended December 31,
	2014	2013	2012
Cost of equipment	$4,734	$5,836	$7,055
Add: Deferred cost of equipment related to First Generation Meaningful Use Installment Plans	—	—	983
Less: Amortization of deferred cost of equipment related to First Generation Meaningful Use Installment Plans	(47)	(416)	(462)
Adjusted cost of equipment	$4,687	$5,420	$7,576
Adjusted System Sales

	Year ended December 31,
	2014	2013	2012
System sales	$75,099	$79,792	$72,553
Add: Unrecognized revenue accumulated related to First Generation Meaningful Use Installment Plans	11	597	12,581
Less: Revenue recognized related to First Generation Meaningful Use Installment Plans	(2,243)	(4,488)	(5,524)
Adjusted system sales	$72,867	$75,901	$79,610
Contractual Obligations
Our real estate leases are the only material contractual obligations requiring payments in the future. Our payments under these leases subsequent to December 31, 2014, are set forth below:

	Payment due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$3,809,116	$601,138	$906,690	$846,496	$1,454,792
The table above excludes any amounts related to the $1,455,871 of unrecognized tax benefit as the Company cannot make a reasonably reliable estimate of the periods of cash settlements with the respective taxing authorities. See Note 7 to the financial statements for additional information.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of December 31, 2014 or December 31, 2013.
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
Allowance for Doubtful Accounts. Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The collectability of trade receivable balances is regularly evaluated based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns, resulting in the establishment of general reserves. Additionally, if it is determined that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material event impacting its business, a specific reserve for bad debt may be recorded to reduce the related receivable to the amount expected to be recovered.
Although we believe that our approach to estimates and judgments regarding our allowance for doubtful accounts is reasonable, actual results could differ and we may be exposed to increases or decreases in required reserves that could be material.
Allowance for Credit Losses. The Company has sold information and patient care systems to certain healthcare providers under short-term payment plans and sales-type leases. The Company establishes an allowance for credit losses for these financing receivables based on the historical level of customer defaults under such financing arrangements. Additionally, if it is determined that a customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing or other material event impacting its business, a specific reserve may be recorded to reduce the related receivable to the amount expected to be recovered. Reference is made to Note 10 to the financial statements for further information about our financing receivables.
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
Quantitative and Qualitative Disclosures about Market and Interest Rate Risk
Our exposure to market risk relates primarily to the potential change in the value of our investment portfolio as a result of fluctuations in interest rates. The primary purpose of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk of loss. As of December 31, 2014, our investment portfolio consisted of a variety of financial instruments, primarily including, but not limited to, money market securities and high quality government and corporate obligations. It is our intent to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We do not hold financial instruments for trading or other speculative purposes. The securities in our investment portfolio are classified as available-for-sale and, consequently, are recorded on our balance sheet at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive (loss) income in stockholders’ equity.
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
The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of December 31, 2014 and 2013.

	Aggregate Fair Value		Weighted Average Interest Rate
	2014	2013	2014	2013
Cash and Cash Equivalents:
Cash and cash equivalents	$23,791,748	$11,729,185	—%	—%
Short-Term Investments:(1)
Accrued income	$61,371	$45,607	—%	—%
Money market funds	33,224	3,357,314	0.07%	0.02%
Obligations of the U.S. Treasury, U.S government corporations and agencies	1,116,703	1,444,257	1.93%	2.39%
Corporate debt securities	1,987,945	2,799,905	1.92%	2.84%
Total short-term investments	$3,199,243	$7,647,083
Long-Term Investments:(2)
Obligations of the U.S. Treasury, U.S government corporations and agencies	$904,083	$1,304,593	0.36%	1.19%
Mortgage backed securities	69,532	81,112	1.63%	1.63%
Certificates of deposit	1,975,245	—	1.85%	—%
Corporate debt securities	4,555,023	1,669,838	2.33%	2.68%
Total long-term investments	$7,503,883	$3,055,543

(1)	Reflects instruments with a contractual maturity of less than one year.

(2)	Reflects instruments with a contractual maturity of one year or more.
As of December 31, 2014, the Company had no borrowings and, therefore, is not subject to interest rate risks related to debt instruments.
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
Management assessed the effectiveness of CPSI’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on our assessment and those criteria, management believes that CPSI maintained effective internal control over financial reporting as of December 31, 2014.
The independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements as of and for the year ended December 31, 2014, and has also issued its report on the effectiveness of the Company’s internal control over financial reporting included in this report on page 51.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Board of Directors and Stockholders
Computer Programs and Systems, Inc.:

We have audited the internal control over financial reporting of Computer Programs and Systems, Inc. (a Delaware corporation) and its subsidiary (collectively, the “Company”) as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated March 13, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
March 13, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS
To the Board of Directors and Stockholders
Computer Programs and Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Computer Programs and Systems, Inc. (a Delaware corporation) and its subsidiary (collectively, the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Computer Programs and Systems, Inc. and its subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2015 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
March 13, 2015

COMPUTER PROGRAMS AND SYSTEMS, INC.
Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$23,791,748	$11,729,185
Investments	10,703,126	10,702,626
Accounts receivable, net of allowance for doubtful accounts of $1,253,000 and $1,125,000, respectively	23,101,575	20,076,592
Financing receivables, current portion, net	18,111,633	25,387,637
Inventories	1,431,560	1,588,673
Deferred tax assets	2,318,988	2,366,369
Prepaid income taxes	1,120,487	—
Prepaid expenses and other	936,915	901,228
Total current assets	81,516,032	72,752,310
Property and equipment, net	17,038,619	19,231,372
Financing receivables, net of current portion	770,169	550,956
Total assets	$99,324,820	$92,534,638
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,990,368	$3,213,714
Deferred revenue	5,890,431	9,581,357
Accrued vacation	3,930,778	3,694,600
Income taxes payable	—	797,101
Other accrued liabilities	4,349,207	4,164,242
Total current liabilities	18,160,784	21,451,014
Deferred tax liabilities	383,050	2,001,077
Stockholders’ equity:
Common stock, $0.001 par value; 30,000,000 shares authorized; 11,208,879 and 11,159,142 shares issued and outstanding	11,209	11,159
Additional paid-in capital	38,983,350	34,643,900
Accumulated other comprehensive (loss) income	(19,337)	11,368
Retained earnings	41,805,764	34,416,120
Total stockholders’ equity	80,780,986	69,082,547
Total liabilities and stockholders’ equity	$99,324,820	$92,534,638
The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
Consolidated Statements of Income

	Year ended December 31,
	2014	2013	2012
Sales revenues:
System sales	$75,099,075	$79,792,563	$72,553,036
Support and maintenance	73,552,764	71,505,736	67,293,101
Business management, consulting and managed IT services	56,090,298	49,565,033	43,463,266
Total sales revenues	204,742,137	200,863,332	183,309,403
Costs of sales:
System sales	44,620,446	47,839,794	49,018,946
Support and maintenance	29,080,564	28,639,891	27,710,252
Business management, consulting and managed IT services	37,065,515	30,646,789	25,919,236
Total costs of sales	110,766,525	107,126,474	102,648,434
Gross profit	93,975,612	93,736,858	80,660,969
Operating expenses:
Sales and marketing	14,369,752	14,737,440	14,290,061
General and administrative	30,019,270	28,755,477	25,093,527
Total operating expenses	44,389,022	43,492,917	39,383,588
Operating income	49,586,590	50,243,941	41,277,381
Other income:
Other income	152,419	466,678	720,573
Total other income	152,419	466,678	720,573
Income before taxes	49,739,009	50,710,619	41,997,954
Provision for income taxes	16,818,730	17,967,381	12,024,482
Net income	$32,920,279	$32,743,238	$29,973,472
Net income per share - basic	$2.94	$2.95	$2.71
Net income per share - diluted	$2.94	$2.95	$2.71
Weighted average shares outstanding used in per common share computations:
Basic	11,025,897	10,997,890	10,976,982
Diluted	11,026,406	10,997,890	10,976,982
The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2014	2013	2012
Net income	$32,920,279	$32,743,238	$29,973,472
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on investments available for sale, net of tax	(30,705)	(16,325)	20,313
Total other comprehensive (loss) income, net of tax	(30,705)	(16,325)	20,313
Comprehensive income	$32,889,574	$32,726,913	$29,993,785
The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
Consolidated Statements of Stockholders’ Equity

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income(Loss)	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2011	11,063,220	$11,063	$31,582,108	$7,380	$25,783,486	$57,384,037
Net income	—	—	—	—	29,973,472	29,973,472
Unrealized gain on investments held for sale, net of tax	—	—	—	20,313	—	20,313
Issuance of restricted stock	14,452	15	(15)	—	—	—
Stock-based compensation	—	—	1,264,779	—	—	1,264,779
Dividends	—	—	—	—	(31,441,638)	(31,441,638)
Income tax benefit from restricted stock dividends	—	—	98,163	—	—	98,163
Deficient tax benefit from restricted stock	—	—	(96,934)	—	—	(96,934)
Balance at December 31, 2012	11,077,672	11,078	32,848,101	27,693	24,315,320	57,202,192
Net income	—	—	—	—	32,743,238	32,743,238
Unrealized loss on investments held for sale, net of tax	—	—	—	(16,325)	—	(16,325)
Issuance of restricted stock	81,470	81	(81)	—	—	—
Stock-based compensation	—	—	1,699,128	—	—	1,699,128
Dividends	—	—	—	—	(22,642,438)	(22,642,438)
Income tax benefit from restricted stock dividends	—	—	74,939	—	—	74,939
Income tax benefit from restricted stock	—	—	21,813	—	—	21,813
Balance at December 31, 2013	11,159,142	11,159	34,643,900	11,368	34,416,120	69,082,547
Net income	—	—	—	—	32,920,279	32,920,279
Unrealized loss on investments held for sale, net of tax	—	—	—	(30,705)	—	(30,705)
Issuance of restricted stock	49,737	50	(50)	—	—	—
Stock-based compensation	—	—	4,172,174	—	—	4,172,174
Dividends	—	—	—	—	(25,530,635)	(25,530,635)
Income tax benefit from restricted stock dividends	—	—	140,571	—	—	140,571
Income tax benefit from restricted stock	—	—	26,755	—	—	26,755
Balance at December 31, 2014	11,208,879	$11,209	$38,983,350	$(19,337)	$41,805,764	$80,780,986
The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
Consolidated Statements of Cash Flows

	Year ended December 31,
	2014	2013	2012
Operating Activities
Net income	$32,920,279	$32,743,238	$29,973,472
Adjustments to net income:
Provision for bad debt	581,943	1,911,480	515,138
Deferred taxes	(1,551,828)	(67,848)	654,093
Stock based compensation	4,172,174	1,699,128	1,264,779
(Excess) deficient tax benefit from restricted stock	(26,755)	(21,813)	96,934
Income tax benefit from restricted stock dividends	(140,571)	(74,939)	(98,163)
Depreciation	3,665,414	3,429,053	3,164,184
Changes in operating assets and liabilities:
Accounts receivable	(3,956,206)	(974,145)	1,516,349
Financing receivables	7,406,071	(14,766,789)	(4,858,589)
Inventories	157,113	93,335	(255,037)
Prepaid expenses and other	(35,687)	180,193	(583,249)
Accounts payable	776,654	233,540	511,017
Deferred revenue	(3,690,926)	2,128,745	1,862,820
Other liabilities	421,143	575,668	(597,169)
Prepaid income taxes/income taxes payable	(1,750,262)	1,958,368	(959,882)
Net cash provided by operating activities	38,948,556	29,047,214	32,206,697
Investing Activities
Purchases of property and equipment	(1,472,661)	(3,630,451)	(4,362,961)
Purchases of investments	(50,023)	(2,733,109)	(1,155,352)
Sale of investments	—	2,678,760	7,000,000
Net cash (used in) provided by investing activities	(1,522,684)	(3,684,800)	1,481,687
Financing Activities
Dividends paid	(25,530,635)	(22,642,438)	(31,441,638)
Excess (deficient) tax benefit from restricted stock	26,755	21,813	(96,934)
Income tax benefit from restricted stock dividends	140,571	74,939	98,163
Net cash used in financing activities	(25,363,309)	(22,545,686)	(31,440,409)
Increase in cash and cash equivalents	12,062,563	2,816,728	2,247,975
Cash and cash equivalents at beginning of year	11,729,185	8,912,457	6,664,482
Cash and cash equivalents at end of year	$23,791,748	$11,729,185	$8,912,457
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$20,068,807	$16,236,693	$12,330,270
Reclassification of inventory to property and equipment	$—	$—	$411,966
Write-off of fully depreciated assets	$1,974,025	$2,360,563	$8,687,631
The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
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
2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements of CPSI include the accounts of TruBridge, a wholly-owned subsidiary of CPSI. All significant intercompany balances and transactions have been eliminated.
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
Income Taxes
We account for income taxes in accordance with FASB Codification topic – Income Taxes. Under this topic, deferred income taxes are determined utilizing the asset and liability approach. This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of assets and liabilities. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We recognize interest and penalties accrued related to unrecognized tax benefits in the consolidated statements of income as a component of the provision for income taxes.
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

Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The Company establishes a general allowance for doubtful accounts based on collections history. In the case of a bankruptcy filing or other similar event indicating the collectability of specific customer accounts is no longer probable, a specific reserve for bad debt may be recorded to reduce the related receivable to the amount expected to be recovered.
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
An allowance for credit losses has been established for our financing receivables based on the historical level of customer defaults under such arrangements. In the case of a bankruptcy filing or other similar event indicating the collectability of specific customer accounts is no longer probable, a specific reserve may be recorded to reduce the related receivable to the amount expected to be recovered. Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms, with amounts reclassified to accounts receivable when they become due. As a result, we evaluate the credit quality of our financing receivables on an ongoing basis utilizing an aging of receivables and write-offs, customer collection experience, the customer’s financial condition and known risk characteristics impacting the respective customer base, as well as existing economic conditions, to determine if any further allowance is necessary. Amounts are specifically charged off once all available means of collection have been exhausted.
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
Revenue Recognition
The Company recognizes revenue in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), principally those required by the Software topic and Revenue Recognition subtopic of the Codification and those prescribed by the Securities and Exchange Commission (the "SEC").
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

System Sales, Software Application Support and Hardware Maintenance
The Company enters into contractual obligations to sell perpetual software licenses, conversion, installation and training services, hardware and software application support and hardware maintenance services. On average, the Company is able to complete a system installation in three to four weeks. The methods employed by the Company to recognize revenue, which are discussed by element below, achieve results materially consistent with the provisions of Accounting Standards Update ("ASU") 2009-13, Multiple-Deliverable Revenue Arrangements, due to the relatively short period during which there are multiple undelivered elements, the relatively small amount of non-software related elements in the system sale arrangements, and the limited number of contracts in-process at the end of each reporting period. The Company recognizes revenue on the elements noted above as follows:

•
Perpetual software licenses and conversion, installation and training services – The selling price of perpetual software licenses and conversion, installation and training services is based on management’s best estimate of selling price. In determining management’s best estimate of selling price, we consider the following: (1) competitor pricing, (2) supply and demand of installation staff, (3) overall economic conditions, and (4) our pricing practices as they relate to discounts. With the exception of certain arrangements with extended payment terms that were entered into in 2012 and that are not comparable to our historical or current arrangements (see Note 10), the method of recognizing revenue for the perpetual license of the associated modules included in the arrangement, and the related conversion, installation and training services over the term the services are performed, is on a module by module basis as the related perpetual licenses are delivered and the respective conversion, installation and training for each specific module is completed, as this is representative of the pattern of provision of these services.

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

SaaS, ISP and Other Professional IT Services
The Company accounts for SaaS arrangements in accordance with the requirements of the Hosting Arrangement section under the Software topic and Revenue Recognition subtopic of the Codification. The Codification states that the software elements of SaaS services should not be accounted for as a hosting arrangement "if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software." Each SaaS contract entered into by the Company includes a system purchase and buyout clause, and this clause specifies the total amount of the system buyout. In addition, a clause is included in the contract which states that should the system be bought out by the customer, the customer would be required to enter into a general support agreement (for post-contract support services) for the remainder of the original SaaS term. Accordingly, the Company has concluded that SaaS customers do not have the right to take possession of the system without significant penalty (i.e., the purchase price of the system), resulting in the determination that these contracts are service contracts for which revenue is recognized when the services are performed.
The Company will occasionally provide ISP and other professional IT services. Depending on the nature of the services provided, these services may be considered software elements or non-software elements. The selling price of services considered to be software elements is based on VSOE of the fair value of the services by reference to the price our customers are required to pay for the services when sold separately. The selling price of services considered to be non-

software elements is based on third-party evidence of selling price of similar services. Revenue from these elements are recognized as the services are performed.
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
Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs totaled approximately $2,866,000, $2,761,000 and $2,757,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Research and development costs are included in costs of support and maintenance in the accompanying consolidated statements of income.
Advertising
Advertising costs are expensed as incurred. Advertising expense was approximately $93,000, $97,000 and $132,000 for the years ended December 31, 2014, 2013 and 2012, respectively, and is recorded in sales and marketing expenses in the accompanying consolidated statements of income.
Shipping and Handling Costs
Shipping and handling costs are expensed as incurred and included in general and administrative expenses and costs of business management, consulting and managed IT services. Shipping and handling costs totaled approximately $571,000, $491,000 and $617,000 for the years ended December 31, 2014, 2013 and 2012, respectively.
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
New Accounting Standards Adopted in 2014
There were no new standards required to be adopted during the year ended December 31, 2014 that had or will have a material impact on our financial statements.
New Accounting Standards Yet to be Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles for recognizing revenue and to develop a common revenue standard for US GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, which is effective for the Company as of the first quarter of our fiscal year ending December 31, 2017. The Company is currently evaluating the impact that the implementation of this standard will have on its financial statements.
3.     INVESTMENTS
Investments were comprised of the following at December 31, 2014:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments (money market funds and accrued income)	$94,595	$—	$—	$94,595
Obligations of U.S. Treasury, U.S. government corporations and agencies	2,017,250	3,885	(349)	2,020,786
Mortgaged-backed securities	66,982	2,550	—	69,532
Certificates of deposit	2,000,000	—	(24,755)	1,975,245
Corporate debt securities	6,555,485	8,826	(21,343)	6,542,968
	$10,734,312	$15,261	$(46,447)	$10,703,126
Shown below are the amortized cost and estimated fair value of securities with fixed maturities at December 31, 2014, by contract maturity date. Actual maturities may differ from contractual maturities because issuers of certain securities retain early call or prepayment rights.

	Amortized Cost	Fair Value
Due in 2015	$3,189,557	$3,199,242
Due in 2016	1,956,598	1,957,169
Due in 2017	493,072	490,872
Due in 2018	2,416,215	2,402,062
Due thereafter	2,678,870	2,653,781
	$10,734,312	$10,703,126
Investments were comprised of the following at December 31, 2013:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments (money market funds and accrued income)	$3,402,921	$—	$—	$3,402,921
Obligations of U.S. Treasury, U.S. government corporations and agencies	2,748,721	250	(121)	2,748,850
Mortgaged-backed securities	78,540	2,572	—	81,112
Corporate debt securities	4,454,107	17,038	(1,402)	4,469,743
	$10,684,289	$19,860	$(1,523)	$10,702,626

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at December 31, 2014 and December 31, 2013, respectively:

	At December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Treasury, U.S. government corporations and agencies	$904,083	$(349)	$—	$—	$904,083	$(349)
Certificates of deposit	1,975,245	(24,755)	—	—	1,975,245	(24,755)
Corporate debt securities	3,975,432	(21,220)	149,838	(123)	4,125,270	(21,343)
	$6,854,760	$(46,324)	$149,838	$(123)	$7,004,598	$(46,447)

	At December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Treasury, U.S. government corporations and agencies	$1,321,511	$(121)	$—	$—	$1,321,511	$(121)
Corporate debt securities	148,911	(1,022)	161,270	(380)	310,181	(1,402)
	$1,470,422	$(1,143)	$161,270	$(380)	$1,631,692	$(1,523)
Our investment portfolio, including those securities in unrealized loss positions at December 31, 2014, is comprised almost entirely of investment-grade corporate and government debt securities and certificates of deposit with large financial institutions. The Company does not intend to sell the investments that are in an unrealized loss position, and it is not likely that the Company will be required to sell any investments before recovery of their amortized cost basis. As a result, the Company has determined that the unrealized losses are deemed to be temporary impairments as of December 31, 2014. The Company believes that the unrealized losses generally are caused by liquidity discounts and increases in risk premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets.
4.     PROPERTY AND EQUIPMENT
Property and equipment are comprised of the following at December 31, 2014 and 2013:

	2014	2013
Land	$2,848,276	$2,848,276
Buildings and improvements	9,422,696	9,309,951
Maintenance equipment	1,230,714	1,607,256
Computer equipment	4,668,006	5,524,304
Leasehold improvements	4,680,233	4,543,559
Office furniture and fixtures	4,061,899	3,597,842
Automobiles	334,398	316,398
	27,246,222	27,747,586
Less: accumulated depreciation	(10,207,603)	(8,516,214)
Property and equipment, net	$17,038,619	$19,231,372

5.     OTHER ACCRUED LIABILITIES
Other accrued liabilities are comprised of the following at December 31, 2014 and 2013:

	2014	2013
Salaries and benefits	$2,782,862	$2,379,202
Commissions	504,952	718,524
Self-insurance reserves	668,800	706,600
Other	392,593	359,916
	$4,349,207	$4,164,242
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

The following is a calculation of the basic and diluted EPS for the Company's common stock, including a reconciliation between net income and net income attributable to common stockholders:

	2014	2013	2012
Basic EPS
Numerator
Net income	$32,920,279	$32,743,238	$29,973,472
Less: Net income attributable to participating securities	(499,270)	(298,939)	(271,182)
Net income attributable to common stockholders	$32,421,009	$32,444,299	$29,702,290

Denominator
Weighted average shares outstanding used in basic per common share computations	11,025,897	10,997,890	10,976,982

Basic EPS	$2.94	$2.95	$2.71

Diluted EPS
Numerator
Net income attributable to common stockholders	$32,421,009	$32,444,299	$29,702,290
Reallocation of net income attributable to participating securities	5	—	—
Net income attributable to common stockholders for diluted EPS	$32,421,014	$32,444,299	$29,702,290

Denominator
Weighted average shares outstanding used in basic per common share computations	11,025,897	10,997,890	10,976,982
Weighted average effect of dilutive securities:
Performance share awards	509	—	—
Weighted average shares outstanding used in diluted per common share computations	11,026,406	10,997,890	10,976,982

Diluted EPS	$2.94	$2.95	$2.71
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
We applied these provisions to all tax positions for which the statute of limitations remained open. A reconciliation of the beginning and ending amount of unrecognized tax benefit, included as a component of "Income taxes payable" or "Prepaid income taxes" (as determined by the status of the Company's overall federal and state income tax position at the respective balance sheet dates) within the Consolidated Balance Sheets, is as follows:

	2014	2013
Beginning balance	$1,317,977	$744,705
Additions based on tax positions related to the current year	112,492	62,800
Additions for tax positions of prior years	25,402	580,099
Reductions for tax positions of prior years	—	(69,627)
Ending balance	$1,455,871	$1,317,977

The total amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $1,455,871.
The Company classifies interest and penalties arising from the underpayment of income taxes in the consolidated statements of income under provision for income taxes. As of December 31, 2014, we had recorded $143,997 of accrued interest related to uncertain tax positions. The federal returns for the tax years 2004 through 2009 are currently under examination by the Internal Revenue Service, primarily in relation to research credits claimed on those returns, as amended, by the Company. The federal returns for tax years 2010 through 2013 remain open to examination, and the tax years 2006 through 2013 remain open to examination by certain other taxing jurisdictions to which the Company is subject.
It is reasonably possible that the amount of unrecognized tax benefits, inclusive of related interest, will change in the next twelve months. At December 31, 2014, there is no estimated increase or decrease in the amount of unrecognized tax benefits.
Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Deferred tax assets and liabilities are comprised of the following at December 31, 2014 and 2013:

	2014	2013
Deferred tax assets:
Accounts receivable and financing receivables	$879,094	$971,132
Accrued vacation	1,158,764	1,191,286
Stock-based compensation	1,133,986	491,921
Deferred revenue	105,554	48,383
Accrued liabilities and other	175,575	155,569
Other comprehensive income	11,851	—
Total deferred tax assets	$3,464,824	$2,858,291
Deferred tax liabilities:
Other comprehensive income	$—	$6,967
Depreciation	1,528,886	2,486,032
Total deferred tax liabilities	$1,528,886	$2,492,999
Significant components of the income tax provision for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Current provision:
Federal	$15,546,110	$15,437,727	$9,997,468
State	2,824,448	2,597,502	1,372,921
Deferred provision:
Federal	(1,392,666)	(60,890)	587,008
State	(159,162)	(6,958)	67,085
Total income tax provision	$16,818,730	$17,967,381	$12,024,482

The difference between income taxes at the U.S. federal statutory income tax rate of 35% and those reported in the consolidated statements of income for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Income taxes at U. S. federal statutory rate	$17,408,653	$17,748,717	$14,699,284
Provision-to-return adjustments	(464,049)	(217,206)	(3,085,812)
State income tax, net of federal tax effect	1,772,595	1,824,908	1,558,169
Domestic production activities deduction	(1,606,060)	(1,423,425)	(1,236,701)
Tax credits	(596,807)	(502,400)	—
Uncertain tax positions	137,894	573,272	13,359
Other	166,504	(36,485)	76,183
Total income tax provision	$16,818,730	$17,967,381	$12,024,482
Our effective tax rates for the years ended December 31, 2014, 2013 and 2012 were 33.81%, 35.43% and 28.63%, respectively. The significantly reduced effective tax rate for the year ended December 31, 2012 (when compared to both 2013 and 2014) is mostly due to provision-to-return adjustments recorded during 2012, primarily related to differences between the DPAD amount reported on the 2011 federal income tax return and amounts previously estimated, as well as the expected additional net federal tax benefit to be realized by the Company upon amending federal income tax returns for all open years for revised DPAD amounts.
8.     STOCK-BASED COMPENSATION
The Company's stock-based compensation awards are in the form of restricted stock and performance share awards made pursuant to the Company's 2005 Restricted Stock Plan, 2012 Restricted Stock Plan for Non-Employee Directors, and 2014 Incentive Plan (the "Plans"). Stock-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee’s or non-employee director’s requisite service period. As of December 31, 2014, there were a total of 608,836 shares of common stock reserved under the Plans for issuance under future share-based payment arrangements.
The following table details total stock-based compensation expense for the years ended December 31, 2014, 2013 and 2012, included in the consolidated statements of income:

	2014	2013	2012
Costs of sales	$1,648,311	$601,377	$459,996
Operating expenses	2,523,863	1,097,751	804,783
Pre-tax stock-based compensation expense	4,172,174	1,699,128	1,264,779
Less: income tax effect	(1,627,148)	(662,660)	(493,264)
Net (after tax) stock-based compensation expense	2,545,026	1,036,468	771,515
Cash flows resulting from excess or deficient tax benefits are required to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for the vested portion of restricted share awards that are in excess of the deferred tax asset attributable to stock compensation costs for such restricted share awards. Conversely, deficient tax benefits are realized tax benefits from tax deductions for the vested portion of restricted share awards that are less than the deferred tax asset attributable to stock compensation costs for such restricted share awards. As a result, excess (deficient) tax benefits of $26,755, $21,813 and $(96,934) have been classified as financing cash inflows (outflows) for the years ended December 31, 2014, 2013 and 2012, respectively. In addition to tax benefits related to the vested portion of restricted share awards, the Company also pays dividends on unvested restricted stock which resulted in excess tax benefits of $140,571, $74,939 and $98,163 for the years ended December 31, 2014, 2013 and 2012, respectively, which are classified as cash inflows from financing activities.
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
A summary of restricted stock activity under the Plans during the years ended December 31, 2014, 2013 and 2012 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock outstanding at January 1, 2012	100,346	$60.79
Granted	14,452	49.82
Vested	(20,069)	60.79
Forfeited	—	—
Nonvested stock outstanding at December 31, 2012	94,729	$59.12
Granted	81,470	57.39
Vested	(22,525)	59.48
Forfeited	—	—
Nonvested stock outstanding at December 31, 2013	153,674	$58.15
Granted	49,737	61.63
Performance share awards converted to restricted stock	—	—
Vested	(43,195)	58.48
Forfeited	—	—
Nonvested stock outstanding at December 31, 2014	160,216	$59.14
As of December 31, 2014, there was $7,267,059 of total unrecognized compensation cost related to non-vested restricted stock arrangements granted under the Plans, which is expected to be recognized over a weighted-average period of 2.25 years.
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

A summary of performance share award activity under the 2014 Incentive Plan for the year ended December 31, 2014 is as follows, based on the target award amounts set forth in the performance share award agreements:

	Shares	Weighted-Average Grant-Date Fair Value
Performance share awards outstanding at December 31, 2013	—	$—
Granted	46,541	60.28
Performance share awards converted to restricted stock	—	—
Performance share awards outstanding at December 31, 2014	46,541	$60.28
As of December 31, 2014, there was $2,108,759 of total unrecognized compensation cost related to performance share awards granted under the Plans, which is expected to be recognized over a weighted-average period of 2.25 years.
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
10.     FINANCING RECEIVABLES
Short-Term Payment Plans
The Company has sold information and patient care systems to certain healthcare providers under Second Generation Meaningful Use Installment Plans (see below) with maximum contractual terms of three years and expected terms of less than one year and other arrangements requiring fixed monthly payments over terms ranging from 3 to 12 months ("Fixed Periodic Payment Plans"). These receivables, collectively referred to as short-term payment plans and included in the current portion of financing receivables, were comprised of the following on December 31, 2014 and 2013:

	2014	2013
Second Generation Meaningful Use Installment Plans, gross	$15,554,900	$23,901,435
Fixed Periodic Payment Plans, gross	2,239,817	1,416,335
Short-term payment plans, gross	$17,794,717	$25,317,770

Less: allowance for losses	(889,736)	(1,265,889)
Less: unearned income	—	—
Short-term payment plans, net	$16,904,981	$24,051,881
The significant decrease in amounts due under short-term payment plans from December 31, 2013 to December 31, 2014 is due to those factors described under the caption "Second Generation Meaningful Use Installment Plans" below.

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
The components of these lease receivables were as follows on December 31:

	2014	2013
Sales-type leases, gross	$2,152,218	$2,081,512
Less: allowance for losses	(111,450)	(99,301)
Less: unearned income	(63,947)	(95,499)
Sales-type leases, net	1,976,821	1,886,712
Future minimum lease payments to be received subsequent to December 31, 2014 are as follows:

2015	$1,346,014
2016	668,131
2017	138,073
2018	—
2019	—
Thereafter	—
Total minimum lease payments to be received	2,152,218
Less unearned income	(63,947)
Net lease receivables	$2,088,271
Credit Quality of Financing Receivables and Allowance for Credit Losses
The following table is a roll-forward of the allowance for financing credit losses for the years ended December 31, 2014 and 2013:

	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
December 31, 2014	$1,365,190	$(349,280)	$(14,724)	$—	$1,001,186
December 31, 2013	$662,315	$1,309,160	$(606,285)	$—	$1,365,190
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

Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. To facilitate customer collection and credit monitoring efforts, financing receivable amounts are invoiced and reclassified to trade accounts receivable when they become due, with all invoiced amounts placed on nonaccrual status. As a result, all past due amounts related to the Company’s financing receivables are included in trade accounts receivable in the accompanying consolidated balance sheets. The following is an analysis of the age of financing receivables amounts (excluding short-term payment plans) that have been reclassified to trade accounts receivable and were past due as of December 31, 2014 and December 31, 2013:

	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due
December 31, 2014	$161,160	$16,978	$10,072	$188,210
December 31, 2013	$511,792	$85,738	$57,429	$654,959
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

	December 31, 2014	December 31, 2013
Customer balances with amounts reclassified to trade accounts receivable that are:
1 to 90 Days Past Due	$361,303	$1,322,823
91 to 180 Days Past Due	349,721	368,424
181+ Days Past Due	27,500	37,537
Total customer balances with past due amounts reclassified to trade accounts receivable	$738,524	$1,728,784
Total customer balances with no past due amounts reclassified to trade accounts receivable	1,349,747	257,229
Total financing receivables with contractual maturities of one year or less	17,794,717	25,317,770
Less allowance for losses	(1,001,186)	(1,365,190)
Total financing receivables	$18,881,802	$25,938,593
First Generation Meaningful Use Installment Plans
During 2012, the Company entered into multiple customer license agreements with payment terms requiring the customer to remit to the Company incentive payments (not to exceed the remaining balance of the contract price) received under the American Recovery and Reinvestment Act of 2009 (the "ARRA") for adoption of qualifying electronic health records ("EHRs"), with only nominal payment amounts required until the customer’s receipt of such incentive payments ("First Generation Meaningful Use Installment Plans"). If no such incentive payments are received by the customer or if such payments are not sufficient to pay the remaining balance under the arrangement, payments continue at contracted nominal amounts until the balance of the contract price is paid in full. Because of the significant difference in the underlying economics of these arrangements compared to our historical financing receivables, management determined that these arrangements were not comparable to historical arrangements. In accordance with the Software topic and Revenue Recognition subtopic of the Codification, the Company recognizes revenue related to these arrangements as the amounts become due. Anticipated future cash flows from these First Generation Meaningful Use Installment Plans are excluded from the Company’s financing receivables and deferred revenue in the accompanying consolidated balance sheets. Direct, incremental costs in the amount of $40,170, included as a component of prepaid expenses and other in the accompanying consolidated balance sheets, have been capitalized as of December 31, 2014 related to these arrangements.
Second Generation Meaningful Use Installment Plans
Beginning in the fourth quarter of 2012, we ceased offering First Generation Meaningful Use Installment Plans to our customers, opting instead for license agreements with payment terms that provide us with greater visibility into and control over the customer’s meaningful use attestation process and significantly reducing the maximum timeframe over which customers must satisfy their full payment obligations in purchasing our system (“Second Generation Meaningful Use Installment Plans”). As the overall payment period durations of the Second Generation Meaningful Use Installment Plans are consistent with that of our historical system sale financing arrangements, revenues under the Second Generation Meaningful Use Installment Plans are recognized upon installation of our EHR solution. Although these arrangements provide for a maximum payment term of three years, management has determined the expected term for these arrangements to be less than one year due to (a) historical collection patterns of required EHR incentive payment amounts and (b) the estimated significance of those amounts, the receipt of which is expected to result in minimal or no remaining balance for the related arrangements. As a result, all related amounts are included as a component of financing receivables, current portion, net in the accompanying consolidated balance sheets and as a component of short-term payment plans within this Note 10.
Second Generation Meaningful Use Installment Plans comprised nearly all of our new system installations during the year ended December 31, 2013, compared to approximately one-third of our new system installations during the year ended December 31, 2014. This decreased utilization of Second Generation Meaningful Use Installment Plans, coupled with payments received under such arrangements during the year ended December 31, 2014, has resulted in the overall significant decrease in our financing receivables balance related to short-term payment plans from December 31, 2013 to December 31, 2014.
11.     BENEFIT PLANS
In January 1994, the Company adopted the CPSI 401(k) Retirement Plan that covers all eligible employees of the Company who have completed one year of service. The plan allows eligible employees to contribute up to 60% of their pre-tax earnings up to the statutory limit prescribed by the Internal Revenue Service. The Company matches a discretionary amount determined by the Board of Directors. The Company contributed approximately $2,183,000, $2,020,000 and $1,749,000 to the plan for the years ended December 31, 2014, 2013 and 2012, respectively.
The Company provides certain health and medical benefits to eligible employees, their spouses and dependents pursuant to a benefit plan funded by the Company. Each participating employee contributes to the Company’s costs associated with such benefit plan. The Company’s obligation to fund this benefit plan and pay for these benefits is limited through the Company’s purchase of an insurance policy from a third-party insurer. The amount established as a reserve is intended to recognize the Company’s estimated obligations with respect to its payment of claims and claims incurred but not yet reported under the benefit plan. Management believes that the recorded liability for medical self-insurance at December 31, 2014 and 2013 is adequate to cover the losses and claims incurred, but these reserves are based on estimates and the amount ultimately paid may be more or less than such estimates.
12.     OPERATING LEASES
The Company leased during 2014 office space in Mobile, Fairhope and Lanette, Alabama, and Monroe, Louisiana and during 2015 will commence lease payments on office space in Frackville, Pennsylvania. These leases have terms expiring from 2015 through 2024 but do contain optional extension terms.

The future minimum lease payments payable under operating leases subsequent to December 31, 2014 are as follows:

2015	$601,138
2016	428,021
2017	478,669
2018	426,098
2019	420,398
Thereafter	1,454,792
$3,809,116
Total rent expense for the years ended December 31, 2014, 2013, and 2012 was $934,223, $882,215, and $934,206, respectively.
13.     COMMITMENTS AND CONTINGENCIES
From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. Management does not believe it is reasonably possible that such matters will have a material adverse effect on the Company’s financial statements.
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
The fair values of the Company’s available-for-sale securities are based on matrix pricing for the periods ended December 31, 2014 and 2013, which uses observable market-based inputs (such as benchmark yields) in addition to quoted prices in active markets to derive fair values. As a result, these inputs are classified as Level 2 within the fair value hierarchy. We generally apply fair value techniques on a non-recurring basis associated with (1) valuing potential impairment loss related to financing receivables accounted for pursuant to Codification topic, Leases, and (2) valuing potential impairment loss related to long-lived assets accounted for pursuant to Codification topic, Property, Plant and Equipment, when events or circumstances indicate a possible impairment.

The following table summarizes the carrying amounts and fair values of certain assets and liabilities at December 31, 2014 and December 31, 2013:

		Fair Value at December 31, 2014 Using
		Quoted Prices in
	Carrying	Active Markets for	Significant Other	Significant
	Amount at	Identical Assets	Observable Inputs	Unobservable Inputs
	12/31/2014	(Level 1)	(Level 2)	(Level 3)
Description
Available-for-sale securities
Short-term investments (money market funds and accrued income)	$94,595	$—	$94,595	$—
Mortgage backed securities	69,532	—	69,532	—
Certificates of deposit	1,975,245	—	1,975,245	—
Obligations of U.S. Treasury, U.S. government corporations and agencies	2,020,786	—	2,020,786	—
Corporate debt securities	6,542,968	—	6,542,968	—
Total available-for-sale securities	$10,703,126	$—	$10,703,126	$—

		Fair Value at December 31, 2013 Using
		Quoted Prices in
	Carrying	Active Markets for	Significant Other	Significant
	Amount at	Identical Assets	Observable Inputs	Unobservable Inputs
	12/31/2013	(Level 1)	(Level 2)	(Level 3)
Description
Available-for-sale securities
Short-term investments (money market funds and accrued income)	$3,402,921	$—	$3,402,921	$—
Mortgage backed securities	81,112	—	81,112	—
Obligations of U.S. Treasury, U.S. government corporations and agencies	2,748,850	—	2,748,850	—
Corporate debt securities	4,469,743	—	4,469,743	—
Total available-for-sale securities	$10,702,626	$—	$10,702,626	$—
Accrued income in the above tables represents earnings due and payable to our investment portfolio at any point in time but not yet received.
The carrying amount of other financial instruments reported in the consolidated balance sheets for current assets and current liabilities approximates their fair values because of the short-term nature of these instruments.
15.     SUBSEQUENT EVENTS
Declaration of Dividends
On January 29, 2015, the Company announced a dividend for the first quarter of 2015 in the amount of $0.64 per share. The dividend was paid on February 27, 2015 to stockholders of record as of the close of business on February 12, 2015.
Issuance of Restricted Stock
On February 5, 2015, the Compensation Committee of the Board of Directors (the "Committee") approved the grant of a total of 6,750 shares of restricted stock, effective February 5, 2015, to certain of the non-employee directors of the Company under the Company’s 2012 Restricted Stock Plan for Non-Employee Directors. The grant date fair value was $51.85 per share. Under the terms of the restricted stock award agreements with the non-employee directors, the shares of restricted stock are scheduled to vest on the first anniversary of the date of grant, assuming that the recipient of the grant continues to serve as a director of the Company on the vesting date. Compensation expense for this grant will be recognized on a straight-line basis over one year.
Additionally, on February 5, 2015, the Committee approved the grant of a total of 54,100 shares of restricted stock, effective February 5, 2015, to executive officers and certain key employees under the 2014 Incentive Plan. The grant date fair value was $51.85 per share. Under the terms of the restricted stock award agreements with the executive officers and certain key employees, the shares of restricted stock are scheduled to vest in three equal annual installments commencing on the first anniversary of the grant date, assuming that the recipient of the award continues to serve as an employee of the Company on each applicable vesting date. Compensation expense for this grant will be recognized on a straight-line basis over three years.
Finally, on February 5, 2015, the Committee approved the grant of a total of 45,843 shares of restricted stock, effective February 5, 2015, to executive officers and certain key employees related to performance share awards issued during 2014 under the 2014 Incentive Plan as a result of the achievement of performance goals predetermined by the Committee. Achievement of these performance goals during 2014 resulted in a grant of restricted stock equal to 98.5% of the total target award amount of 46,541 shares. The grant date fair value of the performance share awards was $60.28 per share. Under the terms of the restricted stock award agreements with the executive officers and certain key employees, the shares of restricted stock are scheduled to vest in three equal annual installments commencing on the first anniversary of the Vesting Determination Date, defined by the Committee as February 5, 2015. Compensation expense for this grant is being recognized using the accelerated attribution (graded vesting) method over the period beginning on May 15, 2014, the date the Company determined that it was probable that the performance criteria would be achieved, and ending on the last day of the vesting period for the restricted stock issued in satisfaction of the performance share awards.
Issuance of Performance Share Awards
On February 5, 2015, the Committee approved the grant of performance share awards to executive offices and certain key employees with a total target award of 52,364 shares of common stock. The number of shares of common stock earned and issuable under the award will be determined at the end of the performance period, based on the Company's achievement of performance goals predetermined by the Committee at the time of grant. If certain levels of the performance criteria are met, the award results in the issuance of shares of restricted stock corresponding to such level, which shares are then subject to time-based vesting pursuant to which the shares of restricted stock vest in equal annual installments over the applicable vesting period, which is generally three years for restricted stock issued pursuant to performance share awards.
In the event that the Company's financial performance meets the predetermined target for the performance criteria, the Company will issue each award recipient the number of restricted shares equal to the target award specified in the individual's underlying performance share award agreement. In the event the financial results of the Company exceed the predetermined target, additional shares up to the maximum award of 78,549 shares may be issued. In the event the financial results of the Company fall below the predetermined target, a reduced number of shares may be issued. If the financial results of the Company fall below the threshold performance level, no shares will be issued.
The grant date fair value of the performance share awards was $49.29 per share. Expense will be recognized using the accelerated attribution (graded vesting) method over the period beginning on the date the Company determines that it is probable that the performance criteria will be achieved and ending on the last day of the vesting period for the restricted stock issued in satisfaction of such awards. In the event the Company determines it is no longer probable that the minimum performance level will be achieved, all previously recognized compensation expense related to the applicable awards will be reversed in the period such a determination is made.

16.     QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)
The following table presents a summary of our results of operations for our eight most recent quarters ended December 31, 2014. The information for each of these quarters is unaudited and has been prepared on a basis consistent with the audited financial statements. This information includes all adjustments, consisting only of normal recurring adjustments, we consider necessary for fair presentation of this information when read in conjunction with the audited financial statements and related notes. Our operating results have varied on a quarterly basis and may fluctuate significantly in the future.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands except for share and per share data)
Year Ended December 31, 2014
Sales revenues	$52,094	$53,053	$53,327	$46,268
Gross profit	24,435	25,179	25,260	19,102
Operating income	11,987	14,069	14,175	9,356
Net income	7,715	9,106	9,355	6,744
Net income per share
Basic	$0.69	$0.81	$0.83	$0.60
Diluted	0.69	0.81	0.83	0.60
Year Ended December 31, 2013
Sales revenues	$49,549	$53,261	$46,780	$51,273
Gross profit	22,119	25,477	20,654	25,487
Operating income	10,109	13,148	11,026	15,961
Net income	6,944	8,486	7,269	10,044
Net income per share
Basic	$0.63	$0.77	$0.66	$0.90
Diluted	0.63	0.77	0.66	0.90

SCHEDULE II
COMPUTER PROGRAMS AND SYSTEMS, INC.
VALUATION AND QUALIFYING ACCOUNTS

Description		Balance at beginning of period	Additions charged to cost and expenses (1)	Deductions (2)	Balance at end of period
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet	2012	$1,276,000	$300,144	$(452,144)	$1,124,000
	2013	$1,124,000	$602,000	$(601,000)	$1,125,000
	2014	$1,125,000	$931,000	$(803,000)	$1,253,000

(1)	Adjustments to allowance for change in estimates.

(2)	Uncollectible accounts written off, net of recoveries.

Description		Balance at beginning of period	Additions charged to cost and expenses (1)	Deductions (2)	Balance at end of period
Allowance for credit losses deducted from financing receivables in the balance sheet	2012	$447,321	$214,994	$—	$662,315
	2013	$662,315	$1,309,160	$(606,285)	$1,365,190
	2014	$1,365,190	$(349,280)	$(14,724)	$1,001,186

(1)	Adjustments to allowance for change in estimates.

(2)	Uncollectible accounts written off, net of recoveries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting
This report is included in Item 8 on page 50 and is incorporated herein by reference.
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
Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes the securities that have been authorized for issuance as of December 31, 2014 under our 2005 Restricted Stock Plan, 2012 Restricted Stock Plan for Non-Employee Directors and 2014 Incentive Plan. All of these plans were previously approved by CPSI's stockholders. These plans are described in Note 8 of the notes to the consolidated financial statements.

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	-0-	N/A	608,836	(1)
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	-0-		608,836	(1)

(1)
Represents (i) 5 shares of common stock issuable pursuant to our 2005 Restricted Stock Plan, (ii) 89,513 shares of common stock issuable pursuant to our 2012 Restricted Stock Plan for Non-Employee Directors, and (iii) 519,318 shares of common stock issuable pursuant to our 2014 Incentive Plan. We do not intend to use the 2005 Restricted Stock Plan to make any future grants of restricted stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) and (2) and (c) – Financial Statements and Financial Statement Schedules.
Financial Statements: The Financial Statements and related Financial Statements Schedule of CPSI are included herein in Part II, Item 8.
(a)(3) and (b) – Exhibits.
The exhibits listed on the Exhibit Index beginning on page 82 of this Form 10-K are filed herewith or are incorporated herein by reference.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 13th day of March, 2015.

COMPUTER PROGRAMS AND SYSTEMS, INC.

By:	/s/ J. Boyd Douglas
J. Boyd Douglas
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David A. Dye	Chairman of the Board and Director, Chief Financial Officer (principal financial officer)	March 13, 2015
David A. Dye

/s/ J. Boyd Douglas	President, Chief Executive Officer and Director (principal executive officer)	March 13, 2015
J. Boyd Douglas

/s/ James B. Britain	Vice President – Finance and Controller (principal accounting officer)	March 13, 2015
James B. Britain

/s/ W. Austin Mulherin, III	Director	March 13, 2015
W. Austin Mulherin, III

/s/ William R. Seifert, II	Director	March 13, 2015
William R. Seifert, II

/s/ John C. Johnson	Director	March 13, 2015
John C. Johnson

/s/ Charles P. Huffman	Director	March 13, 2015
Charles P. Huffman

/s/ A. Robert Outlaw, Jr.	Director	March 13, 2015
A. Robert Outlaw, Jr.

Exhibit Index

Exhibit Number	Description

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3 to CPSI’s Current Report on Form 8-K dated October 28, 2013 and incorporated herein by reference)

10.1
Form of Indemnity Agreement entered into by CPSI and each of its non-employee directors (filed as Exhibit 10.1 to CPSI’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 and incorporated herein by reference)

10.2
Real Property Lease Agreement, dated September 14, 2009 between CPSI and 3725 Airport Boulevard, LP (filed as Exhibit 10.1 to CPSI’s Quarterly Report on Form 10-Q for the period ended September 30, 2009 and incorporated herein by reference)

10.3
First Amendment to Real Property Lease Agreement, dated October 9, 2009, between CPSI and 3725 Airport Boulevard, LP (filed as Exhibit 10.2 to CPSI’s Quarterly Report on Form 10-Q for the period ended September 30, 2009 and incorporated herein by reference)

10.4
Real Property Lease Agreement, dated March 19, 2012, between CPSI and Fairhope Group, LLC (filed as Exhibit 10.6 to CPSI's Annual Report on Form 10-K for the period ended December 31, 2012 and incorporated herein by reference)

10.5*
Amendment and Restatement of the Computer Programs and Systems, Inc. 2005 Restricted Stock Plan (filed as Exhibit 10.6 to CPSI's Annual Report on Form 10-K for the period ended December 31, 2005 and incorporated herein by reference)

10.6*
Form of Five-Year Restricted Stock Award Agreement under the Amended and Restated 2005 Restricted Stock Plan (filed as Exhibit 10.1 to CPSI's Current Report on Form 8-K dated January 30, 2006 and incorporated herein by reference)

10.7*
Form of Four-Year Restricted Stock Award Agreement under the Amended and Restated 2005 Restricted Stock Plan (filed as Exhibit 10.1 to CPSI's Current Report on Form 8-K dated September 25, 2013 and incorporated herein by reference)

10.8*
Computer Programs and Systems, Inc. Amended and Restated 2012 Restricted Stock Plan for Non-Employee Directors (filed as Exhibit 10.16 to CPSI's Annual Report on Form 10-K for the period ended December 31, 2013 and incorporated herein by reference)

10.9*
Form of Restricted Stock Award Agreement under the Amended and Restated 2012 Restricted Stock Plan for Non-Employee Directors (filed as Exhibit 10.2 to CPSI's Quarterly Report on Form 10-Q for the period ended June 30, 2012 and incorporated herein by reference)

10.10*	Computer Programs and Systems, Inc. 2014 Incentive Plan (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated May 16, 2014 and incorporated herein by reference)

10.11*	Form of Performance Share Award Agreement under the 2014 Incentive Plan (filed as Exhibit 10.2 to CPSI’s Current Report on Form 8-K dated May 16, 2014 and incorporated herein by reference)

10.12*	Form of Performance-Based Cash Bonus Award Agreement under the 2014 Incentive Plan (filed as Exhibit 10.3 to CPSI’s Current Report on Form 8-K dated May 16, 2014 and incorporated herein by reference)

10.13*	Form of Restricted Stock Award Agreement under the 2014 Incentive Plan (filed as Exhibit 10.4 to CPSI’s Current Report on Form 8-K dated May 16, 2014 and incorporated herein by reference)

10.14*	2011 Executive Officer Incentive Program (filed as Exhibit 10.1 to CPSI's Current Report on Form 8-K dated April 18, 2011 and incorporated herein by reference)

10.15*	2012 Executive Officer Incentive Program (filed as Exhibit 10.1 to CPSI's Current Report on Form 8-K dated January 23, 2012 and incorporated herein by reference)

10.16*	2013 Executive Officer Incentive Program (filed as Exhibit 10.1 to CPSI's Current Report on Form 8-K dated March 4, 2013 and incorporated herein by reference)

10.17*	Commission Program for Victor S. Schneider (filed as Exhibit 10.9 to CPSI's Annual Report on Form 10-K for the period ended December 31, 2012 and incorporated herein by reference)

10.18*	Commission Program for Troy D. Rosser (filed as Exhibit 10.10 to CPSI's Annual Report on Form 10-K for the period ended December 31, 2012 and incorporated herein by reference)

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Annual Report on Form 10-K for the period ended December 31, 2014

*	Management compensation plan or arrangement