Form 10-Q
period 2015-03-31
COMPUTER PROGRAMS & SYSTEMS INC
filed 2015-05-08
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 7, 2015, there were 11,315,573 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.
Quarterly Report on Form 10-Q
(For the three months ended March 31, 2015)

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$29,967,280	$23,791,748
Investments	10,804,476	10,703,126
Accounts receivable, net of allowance for doubtful accounts of $1,134,000 and $1,253,000, respectively	21,480,122	23,101,575
Financing receivables, current portion, net	15,755,513	18,111,633
Inventories	1,574,120	1,431,560
Deferred tax assets	2,298,495	2,318,988
Prepaid income taxes	—	1,120,487
Prepaid expenses and other	1,354,780	936,915
Total current assets	83,234,786	81,516,032
Property and equipment, net	16,449,991	17,038,619
Financing receivables, net of current portion	914,903	770,169
Deferred tax assets	257,563	—
Total assets	$100,857,243	$99,324,820
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,832,307	$3,990,368
Deferred revenue	4,992,502	5,890,431
Accrued vacation	4,127,360	3,930,778
Income taxes payable	1,920,215	—
Other accrued liabilities	5,349,593	4,349,207
Total current liabilities	20,221,977	18,160,784
Deferred tax liabilities	—	383,050
Stockholders’ equity:
Common stock, $0.001 par value; 30,000,000 shares authorized; 11,315,573 and 11,208,879 shares issued and outstanding	11,316	11,209
Additional paid-in capital	40,484,687	38,983,350
Accumulated other comprehensive income (loss)	67,558	(19,337)
Retained earnings	40,071,705	41,805,764
Total stockholders’ equity	80,635,266	80,780,986
Total liabilities and stockholders’ equity	$100,857,243	$99,324,820
The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2015	2014
Sales revenues:
System sales	$12,584,948	$20,453,427
Support and maintenance	18,531,712	18,245,121
Business management, consulting and managed IT services	15,122,683	13,395,830
Total sales revenues	46,239,343	52,094,378
Costs of sales:
System sales	9,809,683	11,193,416
Support and maintenance	7,159,711	7,373,953
Business management, consulting and managed IT services	9,963,978	9,091,710
Total costs of sales	26,933,372	27,659,079
Gross profit	19,305,971	24,435,299
Operating expenses:
Sales and marketing	3,033,358	3,964,167
General and administrative	8,438,984	8,484,121
Total operating expenses	11,472,342	12,448,288
Operating income	7,833,629	11,987,011
Other income (expense):
Other income (expense)	83,366	(40,910)
Total other income (expense)	83,366	(40,910)
Income before taxes	7,916,995	11,946,101
Provision for income taxes	2,409,087	4,231,043
Net income	$5,507,908	$7,715,058
Net income per common share—basic	$0.49	$0.69
Net income per common share—diluted	$0.49	$0.69
Weighted average shares outstanding used in per common share computations:
Basic	11,052,044	11,005,468
Diluted	11,052,044	11,005,468
Dividends declared per common share	$0.64	$0.57
The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$5,507,908	$7,715,058
Other comprehensive income, net of tax
Unrealized gain on investments available for sale, net of tax	86,895	46,347
Total other comprehensive income, net of tax	86,895	46,347
Comprehensive income	$5,594,803	$7,761,405

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity

	Shares	Amount
Balance at December 31, 2014	11,208,879	$11,209	$38,983,350	$(19,337)	$41,805,764	$80,780,986
Net income	—	—	—	—	5,507,908	5,507,908
Unrealized gain on investments available for sale, net of tax	—	—	—	86,895	—	86,895
Issuance of restricted stock	106,694	107	(107)	—	—	—
Stock-based compensation	—	—	1,436,637	—	—	1,436,637
Dividends	—	—	—	—	(7,241,967)	(7,241,967)
Income tax benefit from restricted stock dividends	—	—	65,384	—	—	65,384
Deficient tax benefit from restricted stock	—	—	(577)	—	—	(577)
Balance at March 31, 2015	11,315,573	$11,316	$40,484,687	$67,558	$40,071,705	$80,635,266
The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating Activities
Net income	$5,507,908	$7,715,058
Adjustments to net income:
Provision for bad debt	235,794	431,613
Deferred taxes	(673,378)	(1,062,627)
Stock-based compensation	1,436,637	706,601
Deficient tax benefit from restricted stock	577	—
Income tax benefit from restricted stock dividends	(65,384)	(32,299)
Depreciation	911,314	929,701
Changes in operating assets and liabilities:
Accounts receivable	1,421,597	(4,873,384)
Financing receivables	2,175,448	1,410,175
Inventories	(142,560)	112,484
Prepaid expenses and other	(417,865)	(33,674)
Accounts payable	(158,061)	(342,931)
Deferred revenue	(897,929)	986,029
Other liabilities	1,196,968	1,917,564
Income taxes payable/prepaid income taxes	3,105,509	5,293,209
Net cash provided by operating activities	13,636,575	13,157,519
Investing Activities
Purchases of property and equipment	(322,686)	(79,281)
Sale of investments	38,803	72,971
Net cash used in investing activities	(283,883)	(6,310)
Financing Activities
Dividends paid	(7,241,967)	(6,363,452)
Deficient tax benefit from restricted stock	(577)	—
Income tax benefit from restricted stock dividends	65,384	32,299
Net cash used in financing activities	(7,177,160)	(6,331,153)
Increase in cash and cash equivalents	6,175,532	6,820,056
Cash and cash equivalents at beginning of period	23,791,748	11,729,185
Cash and cash equivalents at end of period	$29,967,280	$18,549,241
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes, net of refund	$—	$—
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
Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2014 was derived from the audited consolidated balance sheet at that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of Computer Programs and Systems, Inc. ("CPSI" or the "Company") for the year ended December 31, 2014 and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Principles of Consolidation
The condensed consolidated financial statements of CPSI include the accounts of TruBridge, LLC ("TruBridge"), a wholly-owned subsidiary of CPSI. All significant intercompany balances and transactions have been eliminated.
In April 2015, the Company announced the formation of Evident, LLC ("Evident"), a wholly-owned subsidiary of CPSI. Evident will provide electronic health record solutions previously sold under the CPSI name as well as an expanded range of offerings targeted specifically at rural and community healthcare organizations.
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
The Company will occasionally provide ISP and other professional IT services. Depending on the nature of the services provided, these services may be considered software elements or non-software elements. The selling price of services considered to be software elements is based on VSOE of the fair value of the services by reference to the price our customers are required to pay for the services when sold separately. The selling price of services considered to be non-software elements is based on third-party evidence of selling price of similar services. Revenue from these elements is recognized as the services are performed.
Business Management Services
Business management services consist of electronic billing, statement processing, payroll processing, accounts receivable management, contract management and insurance services. While business management service arrangements are contracts separate from the system sale and support and maintenance contracts, these contracts are often executed within a short time frame of each other. The amount of the total arrangement consideration allocated to these services is based on VSOE of fair value by reference to the rate at which our customers renew as well as the rate at which the services are sold to customers when the business management services agreement is not executed within a short time frame of the system sale and support and maintenance contracts. If VSOE of fair value does not exist for these services, we allocate arrangement consideration based on third-party evidence ("TPE") of selling price or, if neither VSOE nor TPE is available, estimated selling price. Because the pricing is transaction based (per unit pricing), customers are billed and revenue recognized as services are performed based on transaction levels.

3.     PROPERTY AND EQUIPMENT
Property and equipment were comprised of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Land	$2,848,276	$2,848,276
Buildings and improvements	9,432,234	9,422,696
Maintenance equipment	1,230,714	1,230,714
Computer equipment	4,759,150	4,668,006
Leasehold improvements	4,753,386	4,680,233
Office furniture and fixtures	4,210,750	4,061,899
Automobiles	334,398	334,398
	27,568,908	27,246,222
Less: accumulated depreciation	(11,118,917)	(10,207,603)
Property and equipment, net	$16,449,991	$17,038,619

4.     OTHER ACCRUED LIABILITIES
Other accrued liabilities were comprised of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Salaries and benefits	$3,721,761	$2,782,862
Commissions	436,176	504,952
Self-insurance reserves	751,900	668,800
Other	439,756	392,593
	$5,349,593	$4,349,207
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
Investments were comprised of the following at March 31, 2015:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments (money market funds and accrued income)	$86,747	$—	$—	$86,747
Obligations of U.S. Treasury, U.S. government corporations and agencies	1,806,626	11,608	(228)	1,818,006
Mortgaged-backed securities	63,620	1,899	—	65,519
Certificates of deposit	2,000,000	8,985	—	2,008,985
Corporate debt securities	6,760,842	65,141	(764)	6,825,219
	$10,717,835	$87,633	$(992)	$10,804,476

Shown below are the amortized cost and fair value of available-for-sale securities with fixed maturities at March 31, 2015, by contract maturity date. Actual maturities may differ from contractual maturities because issuers of certain debt securities retain early call or prepayment rights.

	Amortized Cost	Fair Value
Due in 2015	$1,937,537	$1,956,884
Due in 2016	1,721,810	1,732,400
Due in 2017	706,394	708,114
Due in 2018	2,828,414	2,857,155
Due thereafter	3,523,680	3,549,923
	$10,717,835	$10,804,476
Investments were comprised of the following at December 31, 2014:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments (money market funds and accrued income)	$94,595	$—	$—	$94,595
Obligations of U.S. Treasury, U.S. government corporations and agencies	2,017,250	3,885	(349)	2,020,786
Mortgaged-backed securities	66,982	2,550	—	69,532
Certificates of deposit	2,000,000	—	(24,755)	1,975,245
Corporate debt securities	6,555,485	8,826	(21,343)	6,542,968
	$10,734,312	$15,261	$(46,447)	$10,703,126
The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at March 31, 2015 and December 31, 2014, respectively:

	At March 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Treasury, U.S. government corporations and agencies	$494,574	$(228)	$—	$—	$494,574	$(228)
Corporate debt securities	600,655	(764)	—	—	600,655	(764)
	$1,095,229	$(992)	$—	$—	$1,095,229	$(992)

	At December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Treasury, U.S. government corporations and agencies	$904,083	$(349)	$—	$—	$904,083	$(349)
Certificates of deposit	$1,975,245	$(24,755)	$—	$—	$1,975,245	$(24,755)
Corporate debt securities	3,975,432	(21,220)	149,838	(123)	4,125,270	(21,343)
	$6,854,760	$(46,324)	$149,838	$(123)	$7,004,598	$(46,447)
Our investment portfolio, including those securities in unrealized loss positions at March 31, 2015, is comprised almost entirely of investment-grade corporate and government debt securities and certificates of deposits with large financial institutions. The Company does not intend to sell the investments that are in an unrealized loss position, and it is not likely that the Company will be required to sell any investments before recovery of their amortized cost basis. As a result, the

Company has determined that the unrealized losses are deemed to be temporary impairments as of March 31, 2015. The Company believes that the unrealized losses generally are caused by liquidity discounts and increases in risk premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets.
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
The following is a calculation of the basic and diluted EPS for the Company's common stock, including a reconciliation between net income and net income attributable to common stockholders:

	Three Months Ended
	March 31, 2015	March 31, 2014
Net income	$5,507,908	$7,715,058
Less: Net income attributable to participating securities	(133,702)	(109,352)
Net income attributable to common stockholders	$5,374,206	$7,605,706

Weighted average shares outstanding used in basic per common share computations	11,052,044	11,005,468
Add: Dilutive potential common shares	—	—
Weighted average shares outstanding used in diluted per common share computations	11,052,044	11,005,468

Basic EPS	$0.49	$0.69
Diluted EPS	$0.49	$0.69
During 2015, performance share awards were granted to certain executive officers and key employees of the Company which will result in the issuance of time-vesting restricted stock if the predefined performance criteria are met. The awards provide for an aggregate target of 52,364 shares, none of which have been included in the calculation of diluted EPS for the three months ended March 31, 2015 because the related threshold award performance level has not been achieved as of March 31, 2015. See Note 8.

7.     INCOME TAXES
The Company accounts for income taxes in accordance with FASB Codification topic, Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Deferred tax assets and liabilities were comprised of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Deferred tax assets:
Accounts receivable and financing receivables	$784,394	$879,094
Accrued vacation	1,235,431	1,158,764
Stock-based compensation	1,585,105	1,133,986
Deferred revenue	65,777	105,554
Accrued liabilities and other	212,892	175,575
Other comprehensive income	—	11,851
Total deferred tax assets	$3,883,599	$3,464,824
Deferred tax liabilities:
Other comprehensive income	$41,407	$—
Depreciation	1,286,134	1,528,886
Total deferred tax liabilities	$1,327,541	$1,528,886
Significant components of the Company’s income tax provision in the Condensed Consolidated Statements of Income for the three months ended March 31 were as follows:

	2015	2014
Current provision:
Federal	$2,564,444	$4,479,631
State	518,021	814,039
Deferred provision:
Federal	(604,314)	(953,640)
State	(69,064)	(108,987)
Total income tax provision	$2,409,087	$4,231,043
The difference between income taxes at the U.S. federal statutory income tax rate of 35% and those reported in the Condensed Consolidated Statements of Income for the three months ended March 31 was as follows:

	2015	2014
Income taxes at U.S. Federal statutory rate	$2,770,948	$4,181,135
State income taxes, net of U.S. Federal tax effect	282,628	420,138
Domestic production activities deduction	(228,215)	(400,132)
Uncertain tax positions	(402,036)	—
Other	(14,238)	29,902
Total income tax provision	$2,409,087	$4,231,043
Our effective tax rate decreased to 30.4% for the three months ended March 31, 2015 from 35.4% for the three months ended March 31, 2014, primarily due to beneficial adjustments recorded during the three months ended March 31, 2015 related to our reserves for uncertain tax positions. The federal returns for tax years 2004 through 2009 are currently under examination by the Internal Revenue Service ("IRS"), primarily in relation to research credits claimed on those returns. Interactions with the IRS during the first quarter of 2015 regarding the examination of our federal returns for certain of the tax years under examination resulted in a more refined estimate regarding the expected outcome of the examinations for such tax years, prompting a change in our measurement of reserves for uncertain tax positions as the Company now estimates a more favorable outcome from such examinations.

The Company had unrecognized tax benefits of $1,053,835 related to uncertain tax positions as of March 31, 2015 under the provisions of FASB Codification topic, Income Taxes, which is recorded as a component of income taxes payable within the Condensed Consolidated Balance Sheets. As of March 31, 2015, $160,599 of accrued interest related to such positions had been recorded. As stated previously, the federal returns for the tax years 2004 through 2009 are currently under examination by the IRS, primarily in relation to research credits claimed on those returns, as amended, by the Company. The federal returns for tax years 2010 through 2013 remain open to examination, and returns for tax years 2006 through 2013 remain open to examination by certain other taxing jurisdictions to which the Company is subject.
8.     STOCK-BASED COMPENSATION
Stock-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee’s or non-employee director’s requisite service period.
The following table shows total stock-based compensation expense for the three months ended March 31, 2015 and 2014, included in the Condensed Consolidated Statements of Income:

	Three Months Ended
	March 31, 2015	March 31, 2014
Costs of sales	$596,856	$265,249
Operating expenses	839,781	441,352
Pre-tax stock-based compensation expense	1,436,637	706,601
Less: income tax effect	560,288	275,574
Net stock-based compensation expense	$876,349	$431,027
The Company's stock-based compensation awards are in the form of restricted stock and performance share awards made pursuant to the Company's 2005 Restricted Stock Plan, 2012 Restricted Stock Plan for Non-Employee Directors, and 2014 Incentive Plan (the "Plans"). As of March 31, 2015, there was $12,342,266 of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans.
Restricted Stock
The Company grants restricted stock to executive officers, certain key employees and non-employee directors under the Plans with the fair value of the awards representing the fair value of the common stock on the date the restricted stock is granted. Shares of restricted stock generally vest in equal annual installments over the applicable vesting period, which ranges from one to five years. The Company records expenses for these grants on a straight-line basis over the applicable vesting periods. Shares of restricted stock may also be issued pursuant to the settlement of performance share awards, for which the Company records expenses in the manner described in the "Performance Share Awards" section below.
A summary of restricted stock activity (including shares of restricted stock issued pursuant to the settlement of performance share awards) under the Plans for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Nonvested restricted stock outstanding at beginning of period	160,216	$59.14	153,674	$58.15
Granted	60,850	51.85	4,808	58.22
Performance share awards settled through the issuance of restricted stock	45,844	60.28	—	—
Vested	(4,808)	58.22	—	—
Nonvested restricted stock outstanding at end of period	262,102	$57.66	158,482	$58.15

Performance Share Awards
In 2014, the Company began to grant performance share awards to executive officers and certain key employees under the 2014 Incentive Plan. The number of shares of common stock earned and issuable under the award is determined at the end of each performance period, based on the Company's achievement of performance goals predetermined by the Compensation Committee of the Board of Directors at the time of grant. If certain levels of the performance objective are met, the award results in the issuance of shares of restricted stock corresponding to such level, which shares are then subject to time-based vesting pursuant to which the shares of restricted stock vest in equal annual installments over the applicable vesting period, which is three years for restricted stock issued pursuant to performance share awards.
In the event that the Company's financial performance meets the predetermined target for the performance objective, the Company will issue each award recipient the number of restricted shares equal to the target award specified in the individual's underlying performance share award agreement. In the event the financial results of the Company exceed the predetermined target, additional shares up to the maximum award may be issued. In the event the financial results of the Company fall below the predetermined target, a reduced number of shares may be issued. If the financial results of the Company fall below the threshold performance level, no shares will be issued.
The recipients of performance share awards do not receive dividends or possess voting rights during the performance period and, accordingly, the fair value of the performance share awards is the quoted market value of the Company's stock on the grant date less the present value of the expected dividends not received during the relevant period. Expense is recognized using the accelerated attribution (graded vesting) method over the period beginning on the date the Company determines that it is probable that the performance criteria will be achieved and ending on the last day of the vesting period for the restricted stock issued in satisfaction of such awards. In the event the Company determines it is no longer probable that the minimum performance level will be achieved, all previously recognized compensation expense related to the applicable awards is reversed in the period such a determination is made.
A summary of performance share award activity under the 2014 Incentive Plan for the three months ended March 31, 2015 and 2014 is as follows, based on the target award amounts set forth in the performance share award agreements:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Performance share awards outstanding at beginning of period	46,541	$60.28	—	$—
Granted	52,364	49.29	—	—
Forfeited or unearned	(697)	60.28	—	—
Performance share awards settled through the issuance of restricted stock	(45,844)	60.28	—	—
Performance share awards outstanding at end of period	52,364	$49.29	—	$—

9.     FINANCING RECEIVABLES
Short-Term Payment Plans
The Company has sold information and patient care systems to certain healthcare providers under Second Generation Meaningful Use Installment Plans (see below) with maximum contractual terms of three years and expected terms of less than one year and other arrangements requiring fixed monthly payments over terms ranging from three to 12 months ("Fixed Periodic Payment Plans"). These receivables, collectively referred to as short-term payment plans and included in the current portion of financing receivables, were comprised of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Second Generation Meaningful Use Installment Plans, gross	$13,922,239	$15,554,900
Fixed Periodic Payment Plans, gross	988,098	2,239,817
Short-term payment plans, gross	14,910,337	17,794,717

Less: allowance for losses	(745,517)	(889,736)
Less: unearned income	—	—
Short-term payment plans, net	$14,164,820	$16,904,981
Sales-Type Leases
Additionally, the Company leases its information and patient care systems to certain healthcare providers under sales-type leases expiring in various years through 2020. These receivables typically have terms from two to five years, bear interest at various rates, and are usually collateralized by a security interest in the underlying assets. Since the Company has a history of successfully collecting amounts due under the original payment terms of these extended payment arrangements without making any concessions to its customers, the Company satisfies the requirement for revenue recognition. The Company’s history with these types of extended payment term arrangements supports management’s assertion that revenues are fixed and determinable and collection is probable.
The components of these lease receivables were as follows at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Sales-type leases, gross	$2,786,186	$2,152,218
Less: allowance for losses	(131,874)	(111,450)
Less: unearned income	(148,716)	(63,947)
Sales-type leases, net	$2,505,596	$1,976,821
Future minimum lease payments to be received subsequent to March 31, 2015 are as follows:

2015	$1,472,441
2016	862,063
2017	191,052
2018	105,624
2019	105,624
Thereafter	49,382

Total minimum lease payments to be received	2,786,186
Less: unearned income	(148,716)

Lease receivables, net	$2,637,470

Credit Quality of Financing Receivables and Allowance for Credit Losses
The following table is a roll-forward of the allowance for financing credit losses for the three months ended March 31, 2015 and year ended December 31, 2014:

	Balance at Beginning of Period	Provision	Charge-offs	Recoveries	Balance at End of Period
March 31, 2015	$1,001,186	$(35,938)	$(87,857)	$—	$877,391
December 31, 2014	$1,365,190	$(349,280)	$(14,724)	$—	$1,001,186
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
Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. To facilitate customer collection and credit monitoring efforts, financing receivable amounts are invoiced and reclassified to trade accounts receivable when they become due, with all invoiced amounts placed on nonaccrual status. As a result, all past due amounts related to the Company’s financing receivables are included in trade accounts receivable in the accompanying Condensed Consolidated Balance Sheets. The following is an analysis of the age of financing receivables amounts (excluding short-term payment plans) that have been reclassified to trade accounts receivable and were past due as of March 31, 2015 and December 31, 2014:

	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due
March 31, 2015	$196,057	$15,736	$—	$211,793
December 31, 2014	$161,160	$16,978	$10,072	$188,210
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

The Company utilizes an aging of trade accounts receivable as the primary credit quality indicator for its financing receivables, which is facilitated by the reclassification of customer payment amounts to trade accounts receivable when they become due. The table below categorizes customer financing receivable balances (excluding short-term payment plans), none of which are considered past due, according to the age of the oldest related payment outstanding within trade accounts receivable:

	March 31, 2015	December 31, 2014
Customer balances with amounts reclassified to trade accounts receivable that are:
1 to 90 Days Past Due	$739,087	$361,303
91 to 180 Days Past Due	308,914	349,721
181 + Days Past Due	27,500	27,500
Total customer balances with past due amounts reclassified to trade accounts receivable	$1,075,501	$738,524
Total customer balances with no past due amounts reclassified to trade accounts receivable	1,561,969	1,349,747
Total financing receivables with contractual maturities of one year or less	14,910,337	17,794,717
Less: allowance for losses	(877,391)	(1,001,186)
Total financing receivables	$16,670,416	$18,881,802
First Generation Meaningful Use Installment Plans
During 2012, the Company entered into multiple customer license agreements with payment terms requiring the customer to remit to the Company incentive payments (not to exceed the remaining balance of the contract price) received under the American Recovery and Reinvestment Act of 2009 (the "ARRA") for adoption of qualifying electronic health records ("EHRs"), with only nominal payment amounts required until the customer’s receipt of such incentive payments ("First Generation Meaningful Use Installment Plans"). If no such incentive payments are received by the customer or if such payments are not sufficient to pay the remaining balance under the arrangement, payments continue at contracted nominal amounts until the balance of the contract price is paid in full. Because of the significant difference in the underlying economics of these arrangements compared to our historical financing receivables, management has determined that these arrangements are not comparable to historical arrangements. In accordance with the Software topic and Revenue Recognition subtopic of the Codification, the Company recognizes revenue related to these arrangements as the amounts become due. Anticipated future cash flows from these First Generation Meaningful Use Installment Plans are excluded from the Company’s financing receivables and deferred revenue in the accompanying Condensed Consolidated Balance Sheets. Direct, incremental costs in the amount of $12,722, included as a component of prepaid expenses and other in the accompanying Condensed Consolidated Balance Sheets, have been capitalized as of March 31, 2015 related to these arrangements.
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
The fair values of the Company’s available-for-sale securities are based on matrix pricing for the periods ended March 31, 2015 and December 31, 2014, which uses observable market-based inputs (such as benchmark yields) in addition to quoted prices in active markets to derive fair values. As a result, these inputs are classified as Level 2 within the fair value hierarchy. We generally apply fair value techniques on a non-recurring basis associated with (1) valuing potential impairment loss related to financing receivables accounted for pursuant to Codification topic, Leases, and (2) valuing potential impairment loss related to long-lived assets accounted for pursuant to Codification topic, Property, Plant and Equipment, when events or circumstances indicate a possible impairment.
The following tables summarize the carrying amounts and fair values of certain assets and liabilities at March 31, 2015 and December 31, 2014:

		Fair Value at March 31, 2015 Using
		Quoted Prices in
	Carrying	Active Markets for	Significant Other	Significant
	Amount at	Identical Assets	Observable Inputs	Unobservable Inputs
	3/31/2015	(Level 1)	(Level 2)	(Level 3)
Description
Available-for-sale securities
Short-term investments (money market funds and accrued income)	$86,747	$—	$86,747	$—
Obligations of U.S. Treasury, U.S. government corporations and agencies	1,818,006	—	1,818,006	—
Mortgage-backed securities	65,519	—	65,519	—
Certificates of deposit	2,008,985	—	2,008,985	—
Corporate debt securities	6,825,219	—	6,825,219	—
Total available-for-sale securities	$10,804,476	$—	$10,804,476	$—

		Fair Value at December 31, 2014 Using
		Quoted Prices in
	Carrying	Active Markets for	Significant Other	Significant
	Amount at	Identical Assets	Observable Inputs	Unobservable Inputs
	12/31/2014	(Level 1)	(Level 2)	(Level 3)
Description
Available-for-sale securities
Short-term investments (money market funds and accrued income)	$94,595	$—	$94,595	$—
Obligations of U.S. Treasury, U.S. government corporations and agencies	2,020,786	—	2,020,786	—
Mortgage-backed securities	69,532	—	69,532	—
Certificates of deposit	1,975,245	—	1,975,245	—
Corporate debt securities	6,542,968	—	6,542,968	—
Total available-for-sale securities	$10,703,126	$—	$10,703,126	$—
Accrued income in the above tables represents earnings due and payable to our investment portfolio at any point in time but not yet received.
The carrying amounts of other financial instruments reported in the accompanying Condensed Consolidated Balance Sheets for current assets and current liabilities approximate their fair values because of the short-term nature of these instruments.
12.     RECENT ACCOUNTING PRONOUNCEMENTS
New Accounting Standards Adopted in 2015
There were no new standards required to be adopted during the three months ended March 31, 2015 that are expected to have a material impact on our financial statements.
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
13.     SUBSEQUENT EVENTS
On April 30, 2015, the Company announced a dividend for the second quarter of 2015 in the amount of $0.64 per share, payable on May 29, 2015, to stockholders of record as of the close of business on May 14, 2015.

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
Additional information concerning these and other factors which could cause differences between forward-looking statements and future actual results is discussed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC.
Background
Founded in 1979, CPSI specializes in delivering comprehensive healthcare information systems and related services to rural and community hospitals through our wholly-owned subsidiaries, Evident, LLC ("Evident") and TruBridge, LLC ("TruBridge"). Our systems and services are designed to support the primary functional areas of a hospital and to enhance access to necessary financial and clinical information. Our comprehensive system enables healthcare providers to improve clinical, financial and administrative processes and outcomes. Our products and services provide solutions in key areas, including patient management, financial accounting, clinical, patient care and enterprise applications. In addition to servicing small to medium-sized hospitals, we provide information technology services to other related entities in the healthcare industry, such as nursing homes, home health agencies and physician clinics.
Through Evident, we sell a fully integrated, enterprise-wide financial and clinical hospital information system comprised of all necessary software, hardware, peripherals, forms and office supplies, together with comprehensive customer service and support. Through TruBridge, we also offer business management, consulting and managed information technology ("IT") services, including electronic billing submissions, patient statement processing and accounts receivable management, as part of our overall information system solution.
Our system currently is installed and operating in over 650 hospitals in 46 states and the District of Columbia. Our customers consist of rural and community hospitals with 300 or fewer beds, with hospitals having 100 or fewer acute care beds comprising approximately 94% of our customers.
Management Overview
Historically we have primarily sought revenue growth through sales of healthcare information technology systems and related services to existing and new customers within our historic target market. Our strategy has produced consistent revenue growth over the long-term, as reflected in five- and ten-year compounded annual growth rates in revenues of approximately 9.9% and 9.5%, respectively, as of the end of our most recently completed fiscal year. Selling new and additional products and services to our existing customer base is an important part of CPSI’s future revenue growth. We believe that as our customer base grows, the demand for additional products and services, including business management, consulting and managed IT services, will also continue to grow, supporting further increases in recurring revenues. We also expect to drive revenue growth from new product development that we may generate from our research and development activities.
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
In January 2013, we announced the formation of TruBridge, a wholly-owned subsidiary of CPSI. TruBridge provides the business management, consulting and managed IT services that historically had been provided by CPSI, with the expectation of expanding both our service offerings and our footprint in this particular marketplace in the future. We expect this strategic initiative to allow us to more fully take advantage of the market opportunities in providing such services by facilitating the expansion of our target market to include the entire rural and community hospital market, no longer limiting the market for our services to hospitals where CPSI already serves as the primary IT vendor.
In April 2015, we announced the formation of Evident, a wholly-owned subsidiary of CPSI. Evident will provide electronic health record solutions previously sold under the CPSI name as well as an expanded range of offerings targeted specifically at rural and community healthcare organizations. Our objectives with the creation of Evident are to further define system and support differentiation in our core target market, broaden the positioning of our EHR solution and offer a new range of solutions to address current and upcoming needs of rural and community healthcare providers. With the formation of Evident came the introduction of our EHR solution under the name Thrive and our unique collaborative support model under the name LikeMind.
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
As our new system installation customers expect significant cash inflows in the form of electronic health record ("EHR") incentive payments from the federal and state governments, we have experienced a significant demand for financing arrangements allowing these customers to minimize the near-term impact on their current cash resources. Our response to such demand has been the implementation of financing arrangements that allow customers to utilize anticipated cash inflows under the EHR incentive program in satisfaction of their payment obligations in purchasing our EHR solution. These payment terms have been particularly pervasive in the population of our new system installations since 2011, with such arrangements comprising nearly all new system installations during 2013, as this was the last year an eligible hospital could begin participation in the EHR incentive program and receive the full four years of incentive payments under the program. Customers seeking and receiving such financing arrangements comprised approximately one-half of our new system installations during the three months ended March 31, 2015. Historically, we have made financing arrangements available to customers on a case-by-case basis depending upon various aspects of the proposed contract and customer attributes. These financing arrangements include short-term payment plans, longer-term lease financing through us or third-party financing companies, and Software as a Service ("SaaS") arrangements. We intend to continue to work with prospective customers to provide for financing arrangements to purchase our systems so long as such arrangements do not adversely affect our financial position or long-term liquidity. We believe that meeting the financial needs of rural and community hospitals while allowing for the profitable expansion of our footprint in this market will remain both an opportunity and a challenge for us in the foreseeable future.
American Recovery and Reinvestment Act of 2009
While ongoing financial challenges facing healthcare organizations have impacted and are expected to continue to impact the rural and community hospitals that comprise our target market, we believe that the incentives offered by the American Recovery and Reinvestment Act of 2009 (the "ARRA") for the adoption of qualifying EHRs have increased and will continue to support demand for healthcare information technology and will have a positive impact on our business prospects through at least 2017. As of March 31, 2015, incentive payments totaling $30.0 billion have been made to aid healthcare organizations in modernizing their operations through the acquisition and wide-spread use of healthcare information technology. Eligible hospitals can begin receiving these incentive payments in any year from 2011 through 2015, but the total incentive payment will decrease for hospitals that started receiving payments in 2014 and later. Additionally, if an eligible healthcare provider did not begin to demonstrate meaningful use of an EHR by October 1, 2014, then reimbursement under Medicare will begin to be reduced.
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
According to the most recently available data reported by the ONC and the Centers for Medicare and Medicaid Services ("CMS"), as of March 31, 2015, CPSI is fourth among all vendors in terms of the number of successful hospital customer attestations for complete EHR systems. As a result of our obtaining the necessary certifications and our track record with our hospital customers successfully achieving meaningful use, the ARRA has had and should continue to have a positive impact on our business and the businesses of the rural and community hospitals that comprise our target market.
The accelerated adoption of EHRs resulting from the ARRA's EHR incentive program has resulted in a narrowing market for new system installations and has accelerated the purchases of incremental applications by our existing customer base to satisfy the current meaningful use rules, thereby narrowing the market for add-on sales to existing customers for stage two-related incremental applications. Despite these narrowing markets, we expect to continue to benefit from the ARRA's EHR incentive program in the medium-to-long term as the expanded requirements for continued eligibility for incentive payments and related payment adjustments for those healthcare providers not in compliance with meaningful use rules are expected to result in both an expanded replacement market for EHRs and additional orders from our existing customer base to purchase incremental applications necessary to satisfy such expanded requirements, particularly as the stage three rules become effective. However, as the replacement market is not likely to develop rapidly and the market for add-on sales to existing customers for incremental stage three-related applications is not likely to significantly expand until the related stage three rules become effective, our system sales revenues and profitability are expected to be materially and adversely impacted during the short-term. Although we are pursuing other strategic initiatives designed to result in system sales revenue growth in the future in the form of selective expansion into English-speaking international markets, selective expansion within the 100 to 300 bed hospital market and targeted expansion for our ambulatory solutions, there can be no guarantee that such initiatives will prove successful or will benefit the Company in a sufficiently timely fashion to offset the short-term effects of the afore-mentioned narrowing markets.
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
Sequestration
Automatic across-the-board budget cuts to federal discretionary programs under the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012, known as "sequestration," commenced in March 2013, including a reduction in Medicare payments to healthcare providers beginning April 1, 2013. The percentage reduction to Medicare reimbursement rates may not be more than 2% on a non-cumulative basis. Under current law, as amended by subsequent legislation, Medicare sequestration is scheduled to last through federal fiscal year 2024, although legislation could be enacted at any time to end or modify the terms of sequestration. As our hospital customers rely heavily on reimbursements from Medicare to fund their operations, this reduction in reimbursement rates, although capped at 2%, could negatively affect the businesses of our customers and our business. As of the date of this filing, we have not experienced significant adverse effects on our business or results from operations from this reduction in reimbursement rates.
As the federal government seeks to further limit deficit spending in the future due to fiscal restraints, it will likely continue to cut spending programs such as Medicare and Medicaid matching grants which will place further cost pressures on hospitals and other healthcare providers. Furthermore, federal and state budget shortfalls could lead to potential reductions in funding for Medicare and Medicaid. Reductions in reimbursements from Medicare and Medicaid could lead to hospitals postponing expenditures on information technology.
Results of Operations
During the three months ended March 31, 2015, we generated revenues of $46.2 million from the sale of our products and services, compared to $52.1 million during the three months ended March 31, 2014, a decrease of 11.2% that is primarily attributed to decreased system sales revenues due to the aforementioned narrowing markets for new system installations and add-on sales to existing customers for stage two-related incremental applications. The impact of these narrowing markets has been further augmented by the full-year reporting period for 2015 for continued participation in the EHR incentive program. Although a three-month reporting period was permitted by CMS for all hospitals and eligible providers to report compliance with meaningful use requirements for federal fiscal 2014, hospitals and eligible providers are currently required to report compliance with meaningful use standards for full federal fiscal 2015. Although CMS has proposed a rule that would shorten the 2015 reporting period to 90 days, the existing rule has resulted in many healthcare providers delaying the purchase of incremental applications necessary to comply with the 2015 meaningful use requirements until later in federal fiscal 2015 as the opportunity to attest for the 2015 reporting year effectively lapsed on October 1, 2014. Our net income for the three months ended March 31, 2015 decreased 28.6% from the first three months of 2014, while cash flow from operations increased 3.6%.
As mentioned above, our operations have been significantly affected by the EHR incentives offered under the ARRA and the related reduction in Medicare reimbursement rates for those providers that failed to demonstrate meaningful use of EHR by October 1, 2014. "Meaningful use" of EHR under the ARRA refers to a set of core criteria that medical providers must meet in order to prove that they are using their EHR as an effective tool in their practice, plus additional a la carte menu items. Meaningful use is measured in three stages, with each stage representing a level of adoption of EHR. EHR incentive payments to eligible hospitals meeting the stage one criteria began in 2011. Eligible hospitals that did not meet the stage one criteria by October 1, 2013 have begun to experience a decrease in the overall incentive payments for which they are eligible under the incentive program. Providers that began participation in the incentive program in 2011 are required to meet three consecutive years of meaningful use under the stage one criteria before advancing to the stage two criteria in their fourth year, with all other providers being required to meet two years of meaningful use under the stage one criteria before advancing to the stage two criteria in their third year. In August 2014, CMS released a final rule granting flexibility to providers who are experiencing difficulties fully implementing ONC 2014 Edition EHR, effectively giving all providers the option to defer demonstrating meaningful use under the stage two criteria until the federal government's 2015 fiscal year (October 1, 2014 - September 30, 2015).
To achieve the stage one criteria, eligible hospitals are required to meet 14 core objectives and five menu objectives that they select from a total list of 10. Stage two criteria were published in September 2012 and became effective at the beginning of the federal government's 2014 fiscal year (October 1, 2013) and require eligible hospitals to meet 16 core objectives and three menu objectives to be selected from a total list of six. Most of the stage one objectives are core objectives under stage two, but the thresholds that providers must meet to satisfy these objectives for stage two have been raised. The proposed rule for the stage three criteria issued in March 2015 establishes a single, aligned reporting period for all providers based on the calendar year and simplifies meaningful use reporting requirements to eight objectives that focus on advanced use of EHR technology and quality improvement. Once this rule becomes final, the stage three criteria will be optional for 2017 and mandatory for all providers beginning in 2018.
In the first year of participation in the EHR incentive program, eligible hospitals are required to report compliance with stage one requirements for a consecutive 90-day period during the federal government's fiscal year to qualify for incentive payments. For subsequent years, the original rules required eligible hospitals to report compliance with meaningful use standards for a full EHR reporting year. However, for federal fiscal 2014 CMS has permitted a one-time three-month reporting period. For eligible hospitals, this three-month reporting period is fixed to the quarter of the federal government's fiscal year. As a result of the 90-day reporting periods associated with these annual compliance periods, in order for eligible hospitals to maximize potential EHR incentive payments and avoid the aforementioned reduction in Medicare reimbursement rates for failure to demonstrate meaningful use of EHR by October 1, 2014, our financial results have been uneven during the term of the ARRA program, with system sales activity relating to the ARRA generally being higher in the first two quarters of our fiscal year and lower in the last two quarters of our fiscal year. Although the original rules require eligible hospitals to report compliance with meaningful use standards for the full 2015 EHR reporting year, CMS announced in January 2015 its intention to apply a similar shortened reporting period for fiscal 2015, with a final rule expected during the spring of 2015. This intended rule would also realign the EHR reporting period to the calendar year (as opposed to the federal fiscal year, which ends on September 30, 2015). If this rule becomes final, the potential exists for similar seasonality to be experienced during 2015 (albeit with new seasonality peaks during the second and third quarters because of realignment to the calendar year). However, until such rule becomes final, many healthcare providers have elected to delay the purchase of incremental applications necessary to comply with the 2015 meaningful use requirements until later in federal fiscal 2015 as the opportunity to attest for the 2015 reporting year effectively lapsed on October 1, 2014.
First Generation Meaningful Use Installment Plans. During 2012, we included language in certain of our customer license agreements that more evenly matched customers’ anticipated cash inflows under the EHR incentive program with the necessary cash outflows for purchasing our EHR solution ("First Generation Meaningful Use Installment Plans"). Under these arrangements, a customer is required to remit to us Medicare and Medicaid incentive payments (not to exceed the remaining balance under the arrangement) received for adoption of qualifying EHRs upon receipt of such funds, with only nominal payments required until the customer’s receipt of such incentive payments. If no such incentive payments are received by the customer or if such payments are not sufficient to pay the remaining balance under the arrangement, payments continue at contracted nominal amounts until the balance of the contract price is paid in full. EHR incentive payments aside, these nominal payment amounts would result in the overall duration of the payment periods significantly exceeding that of our historical financing arrangements. As a result, revenue from these arrangements is recognized as the amounts become due. As of March 31, 2015, we have remaining accumulated unrecognized revenue of $0.4 million to be recognized as the amounts become due under these contracts, with the entire amount due from a single customer. The final new system installation under a First Generation Meaningful Use Installment Plan was performed during the fourth quarter of 2012, and the Company does not expect to offer such payment terms going forward. As a result, aside from the anticipated recognition of the $0.4 million of accumulated unrecognized revenue as of March 31, 2015, we do not expect First Generation Meaningful Use Installment Plans to have a significant impact on our future financial statements.
Second Generation Meaningful Use Installment Plans. Beginning in the fourth quarter of 2012, we ceased offering First Generation Meaningful Use Installment Plans to our customers, opting instead for license agreements with payment terms that provide us with greater visibility into and control over the customer's meaningful use attestation process and significantly reducing the maximum timeframe over which customers must satisfy their full payment obligations in purchasing our system

("Second Generation Meaningful Use Installment Plans"). Under these arrangements, for the first two years following execution of the contract, a customer is only required to remit to us Medicare and Medicaid incentive payments (not to exceed the remaining balance under the arrangement) received for adoption of a qualifying EHR upon receipt of such funds. Upon the expiration of this two-year period, the remaining balance (if any) is required to be paid in full over a period not to exceed 12 months. As the overall payment period durations of the Second Generation Meaningful Use Installment Plans are consistent with that of our historical system sale financing arrangements, revenues under the Second Generation Meaningful Use Installment Plans are recognized upon installation of our EHR solution. Second Generation Meaningful Use Installment Plans comprised one of two new system installations during the first quarter of 2015, compared to four of nine new customer installations during the first quarter of 2014.
We expect the demand for financing arrangements to continue for the next few years, but at a lower frequency than that experienced during 2012 through 2014 due to the mechanics of the ARRA program. As a result, our financing receivables balances are expected to continue to decrease as collections of currently outstanding amounts are expected to exceed additional receivables recorded under such arrangements.
The following table sets forth certain items included in our results of operations for the three months ended March 31, 2015 and 2014, expressed as a percentage of our total revenues for these periods (dollar amounts in thousands):

	Three Months Ended March 31,
	2015		2014
	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
System sales	$12,585	27.2%	$20,453	39.3%
Support and maintenance	18,532	40.1%	18,245	35.0%
Business management, consulting and managed IT services	15,123	32.7%	13,396	25.7%
Total sales revenues	46,240	100.0%	52,094	100.0%
Costs of sales:
System sales	9,810	21.2%	11,193	21.5%
Support and maintenance	7,160	15.5%	7,374	14.2%
Business management, consulting and managed IT services	9,964	21.5%	9,092	17.5%
Total costs of sales	26,934	58.2%	27,659	53.1%
Gross profit	19,306	41.8%	24,435	46.9%
Operating expenses:
Sales and marketing	3,033	6.6%	3,964	7.6%
General and administrative	8,439	18.3%	8,484	16.3%
Total operating expenses	11,472	24.8%	12,448	23.9%
Operating income	7,834	16.9%	11,987	23.0%
Other income (expense):
Other income (expense)	83	0.2%	(41)	(0.1)%
Total other income (expense)	83	0.2%	(41)	(0.1)%
Income before taxes	7,917	17.1%	11,946	22.9%
Provision for income taxes	2,409	5.2%	4,231	8.1%
Net income	$5,508	11.9%	$7,715	14.8%
Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014
Revenues. Total revenues for the three months ended March 31, 2015 decreased 11.2%, or $5.9 million, compared to the three months ended March 31, 2014. This was largely attributed to a $7.9 million decrease in system sales revenues due to the aforementioned narrowing markets for new system installations and add-on sales to existing customers for stage two-related incremental applications, further augmented by the aforementioned delayed purchasing decisions caused by the current requirement for a full-year reporting period for 2015 meaningful use attestation. The decrease in system sales revenues was partially offset by a combined $2.0 million increase in support and maintenance revenues and business management, consulting and managed IT services revenues due to a larger customer base and increased applications within that customer base requiring support and maintenance services, as well as increased demand for and market acceptance of our business management, consulting and managed IT services, coupled with selective expansion of our service offerings within these service categories.

System sales revenues decreased by 38.5%, or $7.9 million, from the first quarter of 2014. The accelerated adoption of EHRs resulting from the ARRA's EHR incentive program has resulted in a narrowing market for new system installations and has accelerated the purchase of incremental applications by our existing customer base to satisfy the current meaningful use rules, thereby narrowing the market for add-on sales to existing customers for stage two-related incremental applications. Consequently, we experienced a significant decrease in new system installations during the first quarter of 2015, as we completed financial and patient accounting system installations at two new hospital clients during the first quarter of 2015 (neither of which were under SaaS arrangements) compared to nine during the first quarter of 2014 (one of which was under a SaaS arrangement). This decrease in the number of new system installations resulted in decreased new customer installation revenues of 59.0%, or $4.1 million. Similarly, add-on sales to existing customers, which accounted for 59.1% of our system sales revenues during the first quarter of 2015 compared to 65.8% during the first quarter of 2014, decreased 44.7%, or $6.0 million. Partially offsetting the decreased revenues from new system installations and add-on sales was $1.3 million of revenue recognized during the first quarter of 2015 related to amounts previously deferred (as required by GAAP) for specified upgrade rights and rights to specified software products that were included in certain new customer installation contracts from previous years. Lastly, the Company recognized revenue during the first quarter of 2015 of $0.4 million for previously installed Software as a Service ("SaaS") arrangements that were converted to perpetual licenses at the customer's request, with no such revenue in the first quarter of 2014.
Support and maintenance revenues increased by 1.6%, or $0.3 million, from the first quarter of 2014, due to an increase in recurring revenues as a result of a larger customer base, an increase in support fees for add-on business sold to existing customers, and an increase in support rates from contractually agreed upon Consumer Price Index ("CPI") rate increases.
Business management, consulting and managed IT services revenues increased by 12.9%, or $1.7 million, from the first quarter of 2014. We experienced this increase in business management, consulting and managed IT services revenues primarily as a result of the continued maturation of our recently introduced service offerings complemented by an expanding customer base for our previously existing service offerings. Of our previously existing service offerings, we have experienced growth in customer demand for accounts receivables management (increasing 20.6%, or $0.8 million) and private pay services (increasing 7.8%, or $0.2 million) as a result of more effective marketing of these services. The continued expansion and growth of our recently introduced service offerings have resulted in increased demand for our revenue cycle management consulting services (increasing 68.6%, or $0.2 million), IT consulting services (increasing 104.2%, or $0.1 million) and cloud computing services (a component of managed IT services, increasing 27.8%, or $0.1 million). Lastly, the continued maturation of medical coding services (a component of consulting services), introduced in the fourth quarter of 2013, resulted in revenues of $0.4 million during the first quarter of 2015 compared to only $0.2 million in the first quarter of 2014.
Costs of Sales. Total costs of sales decreased by 2.6%, or $0.7 million, from the first quarter of 2014. As a percentage of total revenues, costs of sales increased to 58.2% from 53.1%.
Costs of system sales decreased by 12.4%, or $1.4 million, from the first quarter of 2014. The decrease in costs of system sales was primarily due to a decrease in travel costs of 40.1%, or $1.0 million, as a result of the decrease in new system installations and add-on sales. Payroll and related expenses have decreased 3.7%, or $0.2 million, as a result of natural workforce attrition. The gross margin on system sales decreased to 22.1% in the first quarter of 2015 from 45.3% in the first quarter of 2014. Excluding the net effect on revenue resulting from First Generation Meaningful Use Installment Plans (which were used by the Company in 2012) and the deferral of the related cost of equipment, the adjusted gross margin on system sales (as hereinafter defined in the "Non-GAAP Financial Measures" section below) decreased to 21.6% in the first quarter of 2015 from 44.9% in the first quarter of 2014. The table below summarizes the major components of costs of system sales as a percentage of system sales revenues:

	Three Months Ended
	March 31, 2015	March 31, 2014
Payroll and related expenses	46.2%	30.2%
Travel expenses	12.1%	12.5%
Cost of equipment	10.7%	6.6%
Excluding the net effect on revenue and cost of equipment resulting from First Generation Meaningful Use Installment Plans, payroll and related expenses, travel expense, and adjusted cost of equipment (as hereinafter defined in the "Non-GAAP Financial Measures" section below) would represent 46.6%, 12.3% and 10.2%, respectively, of adjusted system sales (as hereinafter defined in the "Non-GAAP Financial Measures" section below) for the first quarter of 2015, compared to 30.5%, 12.6% and 6.9%, respectively, for the first quarter of 2014. Please see the tables set forth below under the caption "Non-GAAP Financial Measures" for a reconciliation of each of these non-GAAP financial measures to the comparable financial measure determined in accordance with GAAP.

Costs of support and maintenance decreased 2.9%, or $0.2 million, primarily due to a decrease in server-expansion expenditures. The gross margin on support and maintenance revenues increased to 61.4% in the first quarter of 2015 from 59.6% in the first quarter of 2014.
Our costs associated with business management, consulting and managed IT services increased 9.6%, or $0.9 million, with the largest contributing factor being an increase in payroll and related costs of 5.2%, or $0.3 million, as a result of adding more employees during the trailing twelve months in order to support and develop our growing customer base and increase capacity in advance of anticipated future increases in demand. For similar reasons, we experienced a $0.1 million increase in temporary labor costs. Stock-based compensation expense increased by $0.1 million as a result of additional grants of restricted stock and performance share awards to our executive officers and certain key employees during the trailing twelve months. Rent expense increased $0.1 million, mostly as a result of the opening of our Frackville, Pennsylvania location in January 2015. Commission expense increased 11.2%, or $0.1 million, as a result of increased revenues. Lastly, expenses associated with our medical coding services increased $0.1 million due to increased recruiting efforts in order to accommodate rapidly increasing demand. The gross margin on these services increased to 34.1% in the first quarter of 2015 from 32.1% in the first quarter of 2014.
Sales and Marketing Expenses. Sales and marketing expenses decreased 23.5%, or $0.9 million, from the first quarter of 2014. This decrease is primarily attributable to a decrease in commission expense of 62.1%, or $1.0 million, due to decreased revenue from new system installations. The decrease in commission expense was partially offset by a $0.2 million increase in stock-based compensation expense as a result of additional grants of restricted stock and performance share awards to our executive officers and certain key employees during the trailing twelve months.
General and Administrative Expenses. General and administrative expenses decreased 0.5%, or less than $0.1 million, from the first quarter of 2014 as decreases in bad debt expense and payroll and related costs were largely offset by increases in the costs associated with healthcare benefits offered to our employees and stock-based compensation. Bad debt expense decreased $0.7 million, mostly due to decreased growth in gross accounts receivable and financing receivables ("total gross receivables") during the first quarter of 2015 compared to the first quarter of 2014. Total gross receivables grew by 6.7%, or $3.3 million, during the first quarter of 2014, necessitating increases in our allowance for doubtful accounts and allowance for credit losses to accommodate the expanding receivables base. Comparatively, total gross receivables decreased by 9.6%, or $4.3 million, during the first quarter of 2015. This decreased growth in total gross receivables is due to the combined factors of the decreased utilization of Second Generation Meaningful Use Installment Plans in the first quarter of 2015 compared to the first quarter of 2014 and lower overall quarterly revenues. Payroll and related costs decreased $0.3 million, mostly as a result of decreased costs related to our incentive bonus program for certain members of management as profitability growth deteriorated from the first quarter of 2014 to the first quarter of 2015. Costs associated with healthcare benefits offered to our employees increased $0.7 million mostly due to increases in both the volume and severity of insurance claims made on behalf of partipants in our self-insurance healthcare plan. Lastly, we experienced a $0.2 million increase in stock-based compensation expense due to additional grants of restricted stock and performance share awards to our executive officers, certain key employees and non-employee directors during the trailing twelve months.
As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses increased to 24.8% in the first quarter of 2015 compared to 23.9% in the first quarter of 2014.
As a result of the foregoing factors, income before taxes decreased by 33.7%, or $4.0 million, from the first quarter of 2014.
Income Taxes. Our effective income tax rate for the three-month periods ended March 31, 2015 and 2014 was 30.4% and 35.4%, respectively. This decrease in effective income tax rate was primarily due to beneficial adjustments in the amount of $0.4 million recorded during the first quarter of 2015 related to our reserves for uncertain tax positions. The federal returns for tax years 2004 through 2009 are currently under examination by the Internal Revenue Service ("IRS"), primarily in relation to research credits claimed on those returns. Interactions with the IRS during the first quarter of 2015 regarding the examination of our federal returns for certain of the years under examination resulted in a more refined estimate regarding the expected outcome of the examinations for such tax years, prompting a change in our measurement of reserves for uncertain tax positions as the Company now estimates a more favorable outcome from such examinations.
Net Income. Net income for the three months ended March 31, 2015 decreased by 28.6%, or $2.2 million, to $5.5 million, or $0.49 per basic and diluted share, compared with net income of $7.7 million, or $0.69 per basic and diluted share, for the three months ended March 31, 2014. Net income represented 11.9% of revenue for the three months ended March 31, 2015, compared to 14.8% of revenue for the three months ended March 31, 2014.

Liquidity and Capital Resources
As of March 31, 2015, we had $30.0 million in cash and cash equivalents and $10.8 million in investments. Management believes that cash and investments plus cash generated from our normal operating activities should be adequate to fund our business through the remainder of 2015. Our principal source of liquidity has been cash provided by operating activities. Cash provided by operating activities has been used primarily to fund the growth of our business and return cash to our shareholders in the form of dividends. We believe that paying dividends is an effective way of providing an investment return to our stockholders and a beneficial use of our cash. However, the declaration of dividends by CPSI is subject to the discretion of our Board of Directors. Our Board of Directors will continue to take into account such matters as general business conditions, our financial results and such other factors as our Board of Directors may deem relevant.
Net cash provided by operating activities for the three months ended March 31, 2015 was $13.6 million, compared to $13.2 million for the three months ended March 31, 2014. This 3.6% increase in net cash provided by operating activities occurred despite a 28.6% decrease in net income from the three months ended March 31, 2014 to the three months ended March 31, 2015. Net cash provided by operating activities for the three months ended March 31, 2014 was suppressed by a $4.9 million expansion in our accounts receivable during such period, due mostly to the timing of new customer installations. Of the nine new customer installations that occurred during the first quarter of 2014, four were under Second Generation Meaningful Use Installment Plans while one was under a SaaS arrangement, with the remaining four containing more traditional payment terms resulting in payments due as the respective installations were completed. These four new system installations containing more traditional payment terms resulted in a temporary timing difference between revenue recognition and eventual cash collection, resulting in significant expansion of our accounts receivables during the first quarter of 2014. Comparatively, our accounts receivables contracted by $1.4 million during the first quarter of 2015 as there was only one new customer installation containing more traditional payment terms and cash collections during the period (much of which related to revenues generated in prior periods) exceeded quarterly revenues.
We continue to experience customers seeking financing arrangements for system installations, in particular due to the desire and ability of customers to minimize the near-term impact that purchasing our system will have on their current cash resources by utilizing cash inflows expected under the EHR incentive program. We expect this demand for financing arrangements for system installations to continue during the next twelve months, which could result in increases in our financing receivables. The potential increase in financing receivables, although offset by periodic collections of previously outstanding amounts, could temporarily have a negative impact on our net cash provided by operating activities.
Net cash used in investing activities totaled $0.3 million for the three months ended March 31, 2015, compared to less than $0.1 million for the three months ended March 31, 2014. We used cash for the purchase of $0.3 million of property and equipment during the first three months of 2015, mostly related to increasing storage capacity at our off-site server locations and the continued build-out of our new location in Frackville, Pennsylvania. We do not anticipate the need for significant capital expenditures during the remainder of 2015.
Net cash used in financing activities totaled $7.2 million for the three months ended March 31, 2015, compared to $6.3 million for the three months ended March 31, 2014. During the three months ended March 31, 2015, we increased our dividend rate 12.3% to $0.64 per share from $0.57 per share.
Our days sales outstanding, which represents the average collection time for accounts receivable, for the three months ended March 31, 2015 and 2014 were 44 and 45 days, respectively.
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
Backlog
Backlog consists of revenues we reasonably expect to recognize over the next 12 months under existing contracts, excluding amounts to be recognized in subsequent periods related to First Generation Meaningful Use Installment Plans. The

revenues to be recognized may relate to a combination of one-time fees for system sales and recurring fees for support and maintenance, business management, consulting and managed IT services. As of March 31, 2015, we had a twelve-month backlog of approximately $37.8 million in connection with non-recurring system purchases and approximately $126.9 million in connection with recurring payments under support and maintenance, business management, consulting and managed IT services. As of March 31, 2014, we had a twelve-month backlog of approximately $53.2 million in connection with non-recurring system purchases and approximately $117.2 million in connection with recurring payments under support and maintenance, business management, consulting and managed IT services.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements, as defined by Item 303(a)(4) of SEC Regulation S-K, as of March 31, 2015.
The Company has other lease rights and obligations that it accounts for as operating leases that may be reclassified as balance sheet arrangements under accounting pronouncements currently being considered by the FASB.
Critical Accounting Policies and Estimates
Our Management Discussion and Analysis is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make subjective or complex judgments that may affect the reported financial condition and results of operations. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the reported values of assets, liabilities, revenues, expenses and other financial amounts that are not readily apparent from other sources. Actual results may differ from these estimates and these estimates may differ under different assumptions or conditions. We continually evaluate the information used to make these estimates as our business and the economic environment change.
In our Annual Report on Form 10-K for the year ended December 31, 2014, we identified our critical accounting polices related to revenue recognition, allowance for doubtful accounts, allowance for credit losses and estimates. There have been no significant changes to these critical accounting policies during the three months ended March 31, 2015.
Non-GAAP Financial Measures
We have included in the discussion under the caption "Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014" above financial measures that were not prepared in accordance with GAAP. Any analysis of non-GAAP financial measures should be made only in conjunction with results presented in accordance with GAAP. Below, we define each of these non-GAAP financial measures, provide a reconciliation of each non-GAAP financial measure to the most directly comparable financial measure calculated in accordance with GAAP, and discuss the reasons that we believe this information is useful to management and may be useful to investors.
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

Set forth below are reconciliations of adjusted gross margin on system sales, adjusted cost of equipment, and adjusted system sales to the comparable financial measures calculated in accordance with GAAP (dollar amounts in thousands):
Adjusted Gross Margin on System Sales

	Three Months Ended
	March 31, 2015	March 31, 2014
Gross margin on system sales	$2,775	$9,260
Add: Unrecognized revenue accumulated related to First Generation Meaningful Use Installment Plans	—	11
Less: Revenue recognized related to First Generation Meaningful Use Installment Plans	(111)	(165)
Less: Deferred cost of equipment related to First Generation Meaningful Use Installment Plans	—	—
Add: Amortization of deferred cost of equipment related to First Generation Meaningful Use Installment Plans	27	11
Adjusted gross margin on system sales	$2,691	$9,117
Adjusted Cost of Equipment

	Three Months Ended
	March 31, 2015	March 31, 2014
Cost of equipment	$1,297	$1,347
Add: Deferred cost of equipment related to First Generation Meaningful Use Installment Plans	—	—
Less: Amortization of deferred cost of equipment related to First Generation Meaningful Use Installment Plans	(27)	(11)
Adjusted cost of equipment	$1,270	$1,336
Adjusted System Sales

	Three Months Ended
	March 31, 2015	March 31, 2014
System sales	$12,585	$20,453
Add: Unrecognized revenue accumulated related to First Generation Meaningful Use Installment Plans	—	11
Less: Revenue recognized related to First Generation Meaningful Use Installment Plans	(111)	(165)
Adjusted system sales	$12,474	$20,299

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk relates primarily to the potential change in the value of our investment portfolio as a result of fluctuations in interest rates. The primary purpose of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk of loss. As of March 31, 2015, our investment portfolio consisted of a variety of financial instruments, primarily including, but not limited to, money market securities and high quality government and corporate obligations. It is our intent to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We do not hold financial instruments for trading or other speculative purposes. The securities in our investment portfolio are classified as available-for-sale and, consequently, are recorded on our balance sheet at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in stockholders’ equity.
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
We believe that the market risk arising from our holdings of these financial instruments is minimal. Due to the conservative allocation of our investment portfolio, we do not believe that an immediate ten percent increase in interest rates would have a material effect on the fair market value of our portfolio. Additionally, since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio. We do not utilize derivative financial instruments to manage our interest rate risks.
The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of March 31, 2015:

	Aggregate Fair Value	Weighted Average Interest Rate
Cash and Cash Equivalents:
Cash and cash equivalents	$29,967,280	—%
Short-Term Investments: (1)
Accrued income	$45,972	—%
Money market funds	40,775	0.05%
Obligations of the U.S. Treasury, U.S government corporations and agencies	537,173	3.78%
Corporate debt securities	1,816,514	2.11%
Total short-term investments	$2,440,434
Long-Term Investments: (2)
Obligations of the U.S. Treasury, U.S government corporations and agencies	$1,280,833	0.73%
Mortgage backed securities	65,519	1.63%
Certificates of deposit	2,008,985	1.85%
Corporate debt securities	5,008,705	2.31%
Total long-term investments	$8,364,042

(1)	Reflects instruments with a contractual maturity of less than one year.

(2)	Reflects instruments with a contractual maturity of one year or more.
As of March 31, 2015, the Company had no borrowings and, therefore, is not subject to interest rate risks related to debt instruments.

Item 4.	Controls and Procedures.
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

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
From time to time, we are involved in routine litigation that arises in the ordinary course of business. We are not currently involved in any claims outside the ordinary course of business that are material to our financial condition or results of operations.

Item 1A.	Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3 to CPSI’s Current Report on Form 8-K dated October 28, 2013 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Form 10-Q for the period ended March 31, 2015

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Date: May 8, 2015	By:	/s/ J. BOYD DOUGLAS
J. Boyd Douglas
President and Chief Executive Officer

Date: May 8, 2015	By:	/S/ DAVID A. DYE
David A. Dye
Chief Financial Officer

Exhibit Index

No.	Exhibit

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3 to CPSI’s Current Report on Form 8-K dated October 28, 2013 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Form 10-Q for the period ended March 31, 2015