Form 10-Q
period 2015-06-30
COMPUTER PROGRAMS & SYSTEMS INC
filed 2015-08-07
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 6, 2015, there were 11,302,688 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.
Quarterly Report on Form 10-Q
(For the three and six months ended June 30, 2015)

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$26,248,693	$23,791,748
Investments	10,788,358	10,703,126
Accounts receivable, net of allowance for doubtful accounts of $1,153,000 and $1,253,000, respectively	21,981,180	23,101,575
Financing receivables, current portion, net	13,034,268	18,111,633
Inventories	1,352,691	1,431,560
Deferred tax assets	2,233,038	2,318,988
Prepaid income taxes	2,529,288	1,120,487
Prepaid expenses and other	2,016,090	936,915
Total current assets	80,183,606	81,516,032
Property and equipment, net	15,659,465	17,038,619
Financing receivables, net of current portion	1,827,162	770,169
Deferred tax assets	181,085	—
Total assets	$97,851,318	$99,324,820
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,867,733	$3,990,368
Deferred revenue	4,687,839	5,890,431
Accrued vacation	4,060,210	3,930,778
Other accrued liabilities	3,869,767	4,349,207
Total current liabilities	17,485,549	18,160,784
Deferred tax liabilities	—	383,050
Stockholders’ equity:
Common stock, $0.001 par value; 30,000,000 shares authorized; 11,302,688 and 11,208,879 shares issued and outstanding	11,303	11,209
Additional paid-in capital	41,606,296	38,983,350
Accumulated other comprehensive income (loss)	6,552	(19,337)
Retained earnings	38,741,618	41,805,764
Total stockholders’ equity	80,365,769	80,780,986
Total liabilities and stockholders’ equity	$97,851,318	$99,324,820
The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Sales revenues:
System sales	$12,267,721	$20,663,393	$24,852,669	$41,116,820
Support and maintenance	18,542,477	18,454,030	37,074,189	36,699,151
Business management, consulting and managed IT services	16,276,367	13,935,853	31,399,050	27,331,683
Total sales revenues	47,086,565	53,053,276	93,325,908	105,147,654
Costs of sales:
System sales	10,641,124	11,292,643	20,450,807	22,486,060
Support and maintenance	6,842,388	7,127,197	14,002,099	14,501,149
Business management, consulting and managed IT services	9,927,179	9,454,761	19,891,157	18,546,471
Total costs of sales	27,410,691	27,874,601	54,344,063	55,533,680
Gross profit	19,675,874	25,178,675	38,981,845	49,613,974
Operating expenses:
Sales and marketing	3,270,669	3,633,891	6,304,027	7,598,058
General and administrative	8,018,797	7,475,529	16,457,781	15,959,650
Total operating expenses	11,289,466	11,109,420	22,761,808	23,557,708
Operating income	8,386,408	14,069,255	16,220,037	26,056,266
Other income:
Other income	114,820	66,630	198,186	25,720
Total other income	114,820	66,630	198,186	25,720
Income before taxes	8,501,228	14,135,885	16,418,223	26,081,986
Provision for income taxes	2,597,595	5,029,498	5,006,682	9,260,542
Net income	$5,903,633	$9,106,387	$11,411,541	$16,821,444
Net income per common share—basic	$0.52	$0.81	$1.01	$1.50
Net income per common share—diluted	$0.52	$0.81	$1.01	$1.50
Weighted average shares outstanding used in per common share computations:
Basic	11,079,006	11,022,076	11,065,666	11,013,863
Diluted	11,079,006	11,022,076	11,065,666	11,013,863
Dividends declared per common share	$0.64	$0.57	$1.28	$1.14
The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$5,903,633	$9,106,387	$11,411,541	$16,821,444
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on investments available for sale, net of tax	(61,006)	(22,123)	25,889	24,224
Total other comprehensive (loss) income, net of tax	(61,006)	(22,123)	25,889	24,224
Comprehensive income	$5,842,627	$9,084,264	$11,437,430	$16,845,668

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity

	Shares	Amount
Balance at December 31, 2014	11,208,879	$11,209	$38,983,350	$(19,337)	$41,805,764	$80,780,986
Net income	—	—	—	—	11,411,541	11,411,541
Unrealized gain on investments available for sale, net of tax	—	—	—	25,889	—	25,889
Issuance of restricted stock	106,694	107	(107)	—	—	—
Forfeiture of common stock	(12,885)	(13)	13	—	—	—
Stock-based compensation	—	—	2,614,977	—	—	2,614,977
Dividends	—	—	—	—	(14,475,687)	(14,475,687)
Income tax benefit from restricted stock dividends	—	—	121,218	—	—	121,218
Deficient tax benefit from restricted stock	—	—	(113,155)	—	—	(113,155)
Balance at June 30, 2015	11,302,688	$11,303	$41,606,296	$6,552	$38,741,618	$80,365,769
The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating Activities:
Net income	$11,411,541	$16,821,444
Adjustments to net income:
Provision for bad debt	(338,886)	726,609
Deferred taxes	(494,052)	(982,532)
Stock-based compensation	2,614,977	1,756,677
Deficient (excess) tax benefit from restricted stock	113,155	(9,991)
Income tax benefit from restricted stock dividends	(121,218)	(69,739)
Depreciation	1,826,564	1,864,379
Changes in operating assets and liabilities:
Accounts receivable	1,328,133	(5,600,868)
Financing receivables	4,151,520	1,628,743
Inventories	78,869	178,771
Prepaid expenses and other	(1,079,175)	(909,696)
Accounts payable	877,365	(202,104)
Deferred revenue	(1,202,592)	(647,197)
Other liabilities	(350,008)	220,759
Income taxes payable/prepaid income taxes	(1,400,738)	(302,105)
Net cash provided by operating activities	17,415,455	14,473,150
Investing Activities:
Purchases of property and equipment	(447,410)	(256,406)
Purchases of investments	(43,476)	—
Sale of investments	—	21,326
Net cash used in investing activities	(490,886)	(235,080)
Financing Activities:
Dividends paid	(14,475,687)	(12,752,513)
(Deficient) excess tax benefit from restricted stock	(113,155)	9,991
Income tax benefit from restricted stock dividends	121,218	69,739
Net cash used in financing activities	(14,467,624)	(12,672,783)
Increase in cash and cash equivalents	2,456,945	1,565,287
Cash and cash equivalents at beginning of period	23,791,748	11,729,185
Cash and cash equivalents at end of period	$26,248,693	$13,294,472
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes, net of refund	$6,926,500	$10,537,300
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
Principles of Consolidation
The condensed consolidated financial statements of CPSI include the accounts of TruBridge, LLC ("TruBridge") and Evident, LLC ("Evident"), wholly-owned subsidiaries of CPSI. All significant intercompany balances and transactions have been eliminated.
In April 2015, the Company announced the formation of Evident. Evident provides electronic health record solutions previously sold under the CPSI name as well as an expanded range of offerings targeted specifically at rural and community healthcare organizations.
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

3.     PROPERTY AND EQUIPMENT
Property and equipment were comprised of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Land	$2,848,276	$2,848,276
Buildings and improvements	9,432,234	9,422,696
Maintenance equipment	1,230,714	1,230,714
Computer equipment	4,759,150	4,668,006
Leasehold improvements	4,753,386	4,680,233
Office furniture and fixtures	4,335,474	4,061,899
Automobiles	334,398	334,398
	27,693,632	27,246,222
Less: accumulated depreciation	(12,034,167)	(10,207,603)
Property and equipment, net	$15,659,465	$17,038,619

4.     OTHER ACCRUED LIABILITIES
Other accrued liabilities were comprised of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Salaries and benefits	$2,009,547	$2,782,862
Commissions	546,995	504,952
Self-insurance reserves	790,500	668,800
Other	522,725	392,593
	$3,869,767	$4,349,207
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
Investments were comprised of the following at June 30, 2015:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments (money market funds and accrued income)	$75,888	$—	$—	$75,888
Obligations of U.S. Treasury, U.S. government corporations and agencies	2,037,330	1,152	(3,513)	2,034,969
Mortgage-backed securities	60,550	2,071	—	62,621
Certificates of deposit	2,000,000	1,805	(120)	2,001,685
Corporate debt securities	6,604,022	29,464	(20,291)	6,613,195
	$10,777,790	$34,492	$(23,924)	$10,788,358

Shown below are the amortized cost and fair value of available-for-sale securities with fixed maturities at June 30, 2015, by contract maturity date. Actual maturities may differ from contractual maturities because issuers of certain debt securities retain early call or prepayment rights.

	Amortized Cost	Fair Value
Due in 2015	$825,290	$829,068
Due in 2016	1,515,510	1,521,518
Due in 2017	706,374	706,064
Due in 2018	3,026,785	3,036,779
Due thereafter	4,703,831	4,694,929
	$10,777,790	$10,788,358
Investments were comprised of the following at December 31, 2014:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments (money market funds and accrued income)	$94,595	$—	$—	$94,595
Obligations of U.S. Treasury, U.S. government corporations and agencies	2,017,250	3,885	(349)	2,020,786
Mortgage-backed securities	66,982	2,550	—	69,532
Certificates of deposit	2,000,000	—	(24,755)	1,975,245
Corporate debt securities	6,555,485	8,826	(21,343)	6,542,968
	$10,734,312	$15,261	$(46,447)	$10,703,126
The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at June 30, 2015 and December 31, 2014, respectively:

	At June 30, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Treasury, U.S. government corporations and agencies	$769,806	$(3,513)	$—	$—	$769,806	$(3,513)
Certificates of deposit	249,880	(120)	—	—	249,880	(120)
Corporate debt securities	2,783,434	(19,787)	539,646	(504)	3,323,080	(20,291)
	$3,803,120	$(23,420)	$539,646	$(504)	$4,342,766	$(23,924)

	At December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Treasury, U.S. government corporations and agencies	$904,083	$(349)	$—	$—	$904,083	$(349)
Certificates of deposit	$1,975,245	$(24,755)	$—	$—	$1,975,245	$(24,755)
Corporate debt securities	3,975,432	(21,220)	149,838	(123)	4,125,270	(21,343)
	$6,854,760	$(46,324)	$149,838	$(123)	$7,004,598	$(46,447)
Our investment portfolio, including those securities in unrealized loss positions at June 30, 2015, is comprised almost entirely of investment-grade corporate and government debt securities and certificates of deposits with large financial institutions. The Company does not intend to sell the investments that are in an unrealized loss position, and it is not likely that the Company will be required to sell any investments before recovery of their amortized cost basis. As a result, the Company has determined that the unrealized losses are deemed to be temporary impairments as of June 30, 2015. The Company believes that the unrealized losses generally are caused by liquidity discounts and increases in risk premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets.
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
The following is a calculation of the basic and diluted EPS for the Company's common stock, including a reconciliation between net income and net income attributable to common stockholders:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income	$5,903,633	$9,106,387	$11,411,541	$16,821,444
Less: Net income attributable to participating securities	(119,977)	(144,023)	(253,645)	(252,934)
Net income attributable to common stockholders	$5,783,656	$8,962,364	$11,157,896	$16,568,510

Weighted average shares outstanding used in basic per common share computations	11,079,006	11,022,076	11,065,666	11,013,863
Add: Dilutive potential common shares	—	—	—	—
Weighted average shares outstanding used in diluted per common share computations	11,079,006	11,022,076	11,065,666	11,013,863

Basic EPS	$0.52	$0.81	$1.01	$1.50
Diluted EPS	$0.52	$0.81	$1.01	$1.50
During 2015, performance share awards were granted to certain executive officers and key employees of the Company which will result in the issuance of time-vesting restricted stock if the predefined performance criteria are met. The awards provide for an aggregate target of 49,471 shares (net of forfeitures), none of which have been included in the calculation of diluted EPS for the three and six months ended June 30, 2015 because the related threshold award performance level has not been achieved as of June 30, 2015. See Note 8.

7.     INCOME TAXES
The Company accounts for income taxes in accordance with FASB Codification topic, Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Deferred tax assets and liabilities were comprised of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Deferred tax assets:
Accounts receivable and financing receivables	$754,687	$879,094
Accrued vacation	1,209,243	1,158,764
Stock-based compensation	1,229,965	1,133,986
Deferred revenue	43,799	105,554
Accrued liabilities and other	225,308	175,575
Other comprehensive income	—	11,851
Total deferred tax assets	$3,463,002	$3,464,824
Deferred tax liabilities:
Other comprehensive income	$4,016	$—
Depreciation	1,044,863	1,528,886
Total deferred tax liabilities	$1,048,879	$1,528,886
Significant components of the Company’s income tax provision in the Condensed Consolidated Statements of Income for the six months ended June 30 were as follows:

	2015	2014
Current provision:
Federal	$4,537,226	$8,669,670
State	963,508	1,573,404
Deferred provision:
Federal	(443,380)	(881,760)
State	(50,672)	(100,772)
Total income tax provision	$5,006,682	$9,260,542
The difference between income taxes at the U.S. federal statutory income tax rate of 35% and those reported in the Condensed Consolidated Statements of Income for the six months ended June 30 was as follows:

	2015	2014
Income taxes at U.S. Federal statutory rate	$5,746,378	$9,128,695
State income taxes, net of U.S. Federal tax effect	591,876	921,940
Domestic production activities deduction	(441,867)	(853,269)
Uncertain tax positions	(883,245)	25,402
Other	(6,460)	37,774
Total income tax provision	$5,006,682	$9,260,542
Our effective tax rates for the three and six months ended June 30, 2015 decreased to 30.6% and 30.5%, respectively, from 35.6% and 35.5% for the three and six months ended June 30, 2014, primarily due to beneficial adjustments recorded during the three and six months ended June 30, 2015 related to our reserves for uncertain tax positions. The federal returns for tax years 2004 through 2009 are currently under examination by the Internal Revenue Service ("IRS"), primarily in relation to research credits claimed on those returns. Interactions with the IRS during the first six months of 2015 regarding the examination of our federal returns for the tax years under examination resulted in enhanced clarity regarding the sustainability of our uncertain tax positions for all years, whether under examination or open to examination, prompting a beneficial change in our measurement of reserves for uncertain tax positions.

The Company had unrecognized tax benefits of $572,626 related to uncertain tax positions as of June 30, 2015 under the provisions of FASB Codification topic, Income Taxes, which is recorded as a component of income taxes payable within the Condensed Consolidated Balance Sheets. As of June 30, 2015, $51,108 of accrued interest related to such positions had been recorded. As stated previously, the federal returns for the tax years 2004 through 2009 are currently under examination by the IRS, primarily in relation to research credits claimed on those returns, as amended, by the Company. The federal returns for tax years 2011 through 2013 remain open to examination, and returns for tax years 2006 through 2013 remain open to examination by certain other taxing jurisdictions to which the Company is subject.
8.     STOCK-BASED COMPENSATION
Stock-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee’s or non-employee director’s requisite service period.
The following table shows total stock-based compensation expense for the three and six months ended June 30, 2015 and 2014, included in the Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Costs of sales	$356,355	$405,620	$953,211	$670,869
Operating expenses	821,984	644,456	1,661,766	1,085,808
Pre-tax stock-based compensation expense	1,178,339	1,050,076	2,614,977	1,756,677
Less: income tax effect	(459,552)	(409,530)	(1,019,841)	(685,104)
Net stock-based compensation expense	$718,787	$640,546	$1,595,136	$1,071,573
The Company's stock-based compensation awards are in the form of restricted stock and performance share awards made pursuant to the Company's 2005 Restricted Stock Plan, 2012 Restricted Stock Plan for Non-Employee Directors, and 2014 Incentive Plan (the "Plans"). As of June 30, 2015, there was $9,125,408 of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans.
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
A summary of restricted stock activity (including shares of restricted stock issued pursuant to the settlement of performance share awards) under the Plans for the six months ended June 30, 2015 and 2014 is as follows:

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested restricted stock outstanding at beginning of period	160,216	$59.14	153,674	$58.15
Granted	60,850	51.85	49,737	61.63
Performance share awards settled through the issuance of restricted stock	45,844	60.28	—	—
Vested	(41,525)	60.71	(20,980)	60.49
Forfeited	(12,885)	58.06	—	—
Nonvested restricted stock outstanding at end of period	212,500	$57.09	182,431	$58.82

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
A summary of performance share award activity under the 2014 Incentive Plan for the six months ended June 30, 2015 and 2014 is as follows, based on the target award amounts set forth in the performance share award agreements:

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Performance share awards outstanding at beginning of period	46,541	$60.28	—	$—
Granted	52,364	49.29	46,541	60.28
Forfeited or unearned	(3,590)	51.42	—	—
Performance share awards settled through the issuance of restricted stock	(45,844)	60.28	—	—
Performance share awards outstanding at end of period	49,471	$49.29	46,541	$60.28

9.     FINANCING RECEIVABLES
Short-Term Payment Plans
The Company has sold information and patient care systems to certain healthcare providers under Second Generation Meaningful Use Installment Plans (see below) with maximum contractual terms of three years and expected terms of less than one year and other arrangements requiring fixed monthly payments over terms ranging from three to 12 months ("Fixed Periodic Payment Plans"). These receivables, collectively referred to as short-term payment plans and included in the current portion of financing receivables, were comprised of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Second Generation Meaningful Use Installment Plans, gross	$11,344,918	$15,554,900
Fixed Periodic Payment Plans, gross	983,762	2,239,817
Short-term payment plans, gross	12,328,680	17,794,717

Less: allowance for losses	(616,434)	(889,736)
Less: unearned income	—	—
Short-term payment plans, net	$11,712,246	$16,904,981
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
The components of these lease receivables were as follows at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Sales-type leases, gross	$3,615,909	$2,152,218
Less: allowance for losses	(165,747)	(111,450)
Less: unearned income	(300,978)	(63,947)
Sales-type leases, net	$3,149,184	$1,976,821
Future minimum lease payments to be received subsequent to June 30, 2015 are as follows:

2015	$840,399
2016	1,300,473
2017	748,238
2018	327,357
2019	308,324
Thereafter	91,118

Total minimum lease payments to be received	3,615,909
Less: unearned income	(300,978)

Lease receivables, net	$3,314,931

Credit Quality of Financing Receivables and Allowance for Credit Losses
The following table is a roll-forward of the allowance for financing credit losses for the six months ended June 30, 2015 and year ended December 31, 2014:

	Balance at Beginning of Period	Provision	Charge-offs	Recoveries	Balance at End of Period
June 30, 2015	$1,001,186	$(131,148)	$(87,857)	$—	$782,181
December 31, 2014	$1,365,190	$(349,280)	$(14,724)	$—	$1,001,186
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
Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. To facilitate customer collection and credit monitoring efforts, financing receivable amounts are invoiced and reclassified to trade accounts receivable when they become due, with all invoiced amounts placed on nonaccrual status. As a result, all past due amounts related to the Company’s financing receivables are included in trade accounts receivable in the accompanying Condensed Consolidated Balance Sheets. The following is an analysis of the age of financing receivables amounts (excluding short-term payment plans) that have been reclassified to trade accounts receivable and were past due as of June 30, 2015 and December 31, 2014:

	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due
June 30, 2015	$207,947	$8,802	$—	$216,749
December 31, 2014	$161,160	$16,978	$10,072	$188,210
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

	June 30, 2015	December 31, 2014
Customer balances with amounts reclassified to trade accounts receivable that are:
1 to 90 Days Past Due	$1,728,187	$361,303
91 to 180 Days Past Due	482,424	349,721
181 + Days Past Due	27,500	27,500
Total customer balances with past due amounts reclassified to trade accounts receivable	$2,238,111	$738,524
Total customer balances with no past due amounts reclassified to trade accounts receivable	1,076,820	1,349,747
Total financing receivables with contractual maturities of one year or less	12,328,680	17,794,717
Less: allowance for losses	(782,181)	(1,001,186)
Total financing receivables	$14,861,430	$18,881,802
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
The fair values of the Company’s available-for-sale securities are based on matrix pricing for the periods ended June 30, 2015 and December 31, 2014, which uses observable market-based inputs (such as benchmark yields) in addition to quoted prices in active markets to derive fair values. As a result, these inputs are classified as Level 2 within the fair value hierarchy. We generally apply fair value techniques on a non-recurring basis associated with (1) valuing potential impairment loss related to financing receivables accounted for pursuant to Codification topic, Leases, and (2) valuing potential impairment loss related to long-lived assets accounted for pursuant to Codification topic, Property, Plant and Equipment, when events or circumstances indicate a possible impairment.
The following tables summarize the carrying amounts and fair values of certain assets and liabilities at June 30, 2015 and December 31, 2014:

		Fair Value at June 30, 2015 Using
		Quoted Prices in
	Carrying	Active Markets for	Significant Other	Significant
	Amount at	Identical Assets	Observable Inputs	Unobservable Inputs
	6/30/2015	(Level 1)	(Level 2)	(Level 3)
Description
Available-for-sale securities
Short-term investments (money market funds and accrued income)	$75,888	$—	$75,888	$—
Obligations of U.S. Treasury, U.S. government corporations and agencies	2,034,969	—	2,034,969	—
Mortgage-backed securities	62,621	—	62,621	—
Certificates of deposit	2,001,685	—	2,001,685	—
Corporate debt securities	6,613,195	—	6,613,195	—
Total available-for-sale securities	$10,788,358	$—	$10,788,358	$—

		Fair Value at December 31, 2014 Using
		Quoted Prices in
	Carrying	Active Markets for	Significant Other	Significant
	Amount at	Identical Assets	Observable Inputs	Unobservable Inputs
	12/31/2014	(Level 1)	(Level 2)	(Level 3)
Description
Available-for-sale securities
Short-term investments (money market funds and accrued income)	$94,595	$—	$94,595	$—
Obligations of U.S. Treasury, U.S. government corporations and agencies	2,020,786	—	2,020,786	—
Mortgage-backed securities	69,532	—	69,532	—
Certificates of deposit	1,975,245	—	1,975,245	—
Corporate debt securities	6,542,968	—	6,542,968	—
Total available-for-sale securities	$10,703,126	$—	$10,703,126	$—
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
12.     RECENT ACCOUNTING PRONOUNCEMENTS
New Accounting Standards Adopted in 2015
There were no new standards required to be adopted during the six months ended June 30, 2015 that are expected to have a material impact on our financial statements.
New Accounting Standards Yet to be Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles for recognizing revenue and to develop a common revenue standard for generally accepted accounting principles ("GAAP") and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, which is effective for the Company as of the first quarter of our fiscal year ending December 31, 2018. The Company is currently evaluating the impact that the implementation of this standard will have on its financial statements.
13.     SUBSEQUENT EVENTS
On July 30, 2015, the Company announced a dividend for the second quarter of 2015 in the amount of $0.64 per share, payable on August 28, 2015, to stockholders of record as of the close of business on August 13, 2015.

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
In April 2015, we announced the formation of Evident, a wholly-owned subsidiary of CPSI. Evident provides electronic health record solutions previously sold under the CPSI name as well as an expanded range of offerings targeted specifically at rural and community healthcare organizations. Our objectives with the creation of Evident are to further define system and support differentiation in our core target market, broaden the positioning of our EHR solution and offer a new range of solutions to address current and upcoming needs of rural and community healthcare providers. With the formation of Evident came the introduction of our EHR solution under the name Thrive and our unique collaborative support model under the name LikeMind.
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

American Recovery and Reinvestment Act of 2009
While ongoing financial challenges facing healthcare organizations have impacted and are expected to continue to impact the rural and community hospitals that comprise our target market, we believe that the incentives offered by the American Recovery and Reinvestment Act of 2009 (the "ARRA") for the adoption of qualifying EHRs have increased and will continue to support demand for healthcare information technology and will have a positive impact on our business prospects through at least 2017. As of June 30, 2015, incentive payments totaling $31.1 billion have been made to aid healthcare organizations in modernizing their operations through the acquisition and wide-spread use of healthcare information technology. Eligible hospitals can begin receiving these incentive payments in any year from 2011 through 2015, but the total incentive payment is decreased for hospitals that started receiving payments in 2014 and later. Additionally, reimbursements under Medicare have been reduced for those eligible healthcare providers that did not begin to demonstrate meaningful use of an EHR by October 1, 2014.
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
According to the most recently available data reported by the ONC and the Centers for Medicare and Medicaid Services ("CMS"), as of May 31, 2015, CPSI is fourth among all vendors in terms of the number of successful hospital customer attestations for complete EHR systems. As a result of our obtaining the necessary certifications and our track record with our hospital customers successfully achieving meaningful use, the ARRA has had and should continue to have a positive impact on our business and the businesses of the rural and community hospitals that comprise our target market.
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
Results of Operations
During the six months ended June 30, 2015, we generated revenues of $93.3 million from the sale of our products and services, compared to $105.1 million during the six months ended June 30, 2014, a decrease of 11.2% that is primarily attributed to decreased system sales revenues due to the aforementioned narrowing markets for new system installations and add-on sales to existing customers for stage two-related incremental applications. The impact of these narrowing markets has been further augmented by the full-year reporting period for 2015 for continued participation in the EHR incentive program. Although a three-month reporting period was permitted by CMS for all hospitals and eligible providers to report compliance with meaningful use requirements for federal fiscal 2014, hospitals and eligible providers are currently required to report compliance with meaningful use standards for full federal fiscal 2015. Although CMS has proposed a rule that would shorten the 2015 reporting period to 90 days, the existing rule has resulted in many healthcare providers delaying the purchase of incremental applications necessary to comply with the 2015 meaningful use requirements until later in federal fiscal 2015 as the opportunity to attest for the 2015 reporting year effectively lapsed on October 1, 2014. Our net income for the six months ended June 30, 2015 decreased 32.2% from the first six months of 2014, while cash flow from operations increased 20.3%, primarily as a result of decreased utilization of Second Generation Meaningful Use Installment Plans in the first six months of 2015.
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
In the first year of participation in the EHR incentive program, eligible hospitals are required to report compliance with stage one requirements for a consecutive 90-day period during the federal government's fiscal year to qualify for incentive payments. For subsequent years, the original rules required eligible hospitals to report compliance with meaningful use standards for a full EHR reporting year. However, for federal fiscal 2014 CMS permitted a one-time three-month reporting period. For eligible hospitals, this three-month reporting period is fixed to the quarter of the federal government's fiscal year. As a result of the 90-day reporting periods associated with these annual compliance periods, in order for eligible hospitals to maximize potential EHR incentive payments and avoid the aforementioned reduction in Medicare reimbursement rates for failure to demonstrate meaningful use of EHR by October 1, 2014, our financial results have been uneven during the term of the ARRA program, with system sales activity relating to the ARRA generally being higher in the first two quarters of our fiscal year and lower in the last two quarters of our fiscal year. Although the original rules require eligible hospitals to report compliance with meaningful use standards for the full 2015 EHR reporting year, CMS proposed a rule in April 2015 to apply a similar shortened reporting period for fiscal 2015, with a final rule expected later in 2015. This proposed rule would also realign the EHR reporting period to the calendar year (as opposed to the federal fiscal year, which ends on September 30, 2015). If this rule becomes final, the potential exists for similar seasonality to be experienced during 2015 (albeit with new seasonality peaks because of realignment to the calendar year). However, until such rule becomes final, many healthcare providers have elected to delay the purchase of incremental applications necessary to comply with the 2015 meaningful use requirements until later in federal fiscal 2015 as the opportunity to attest for the 2015 reporting year effectively lapsed on October 1, 2014.
First Generation Meaningful Use Installment Plans. During 2012, we included language in certain of our customer license agreements that more evenly matched customers’ anticipated cash inflows under the EHR incentive program with the necessary cash outflows for purchasing our EHR solution ("First Generation Meaningful Use Installment Plans"). Under these arrangements, a customer is required to remit to us Medicare and Medicaid incentive payments (not to exceed the remaining balance under the arrangement) received for adoption of qualifying EHRs upon receipt of such funds, with only nominal payments required until the customer’s receipt of such incentive payments. If no such incentive payments are received by the customer or if such payments are not sufficient to pay the remaining balance under the arrangement, payments continue at contracted nominal amounts until the balance of the contract price is paid in full. EHR incentive payments aside, these nominal payment amounts would result in the overall duration of the payment periods significantly exceeding that of our historical financing arrangements. As a result, revenue from these arrangements is recognized as the amounts become due. As of June 30, 2015, we have remaining accumulated unrecognized revenue of $0.3 million to be recognized as the amounts become due under these contracts, with the entire amount due from a single customer. The final new system installation under a First Generation Meaningful Use Installment Plan was performed during the fourth quarter of 2012, and the Company does not expect to offer such payment terms going forward. As a result, aside from the anticipated recognition of the $0.3 million of accumulated unrecognized revenue as of June 30, 2015, we do not expect First Generation Meaningful Use Installment Plans to have a significant impact on our future financial statements.
Second Generation Meaningful Use Installment Plans. Beginning in the fourth quarter of 2012, we ceased offering First Generation Meaningful Use Installment Plans to our customers, opting instead for license agreements with payment terms that provide us with greater visibility into and control over the customer's meaningful use attestation process and significantly reducing the maximum timeframe over which customers must satisfy their full payment obligations in purchasing our system ("Second Generation Meaningful Use Installment Plans"). Under these arrangements, for the first two years following execution of the contract, a customer is only required to remit to us Medicare and Medicaid incentive payments (not to exceed the remaining balance under the arrangement) received for adoption of a qualifying EHR upon receipt of such funds. Upon the expiration of this two-year period, the remaining balance (if any) is required to be paid in full over a period not to exceed 12 months. As the overall payment period durations of the Second Generation Meaningful Use Installment Plans are consistent with that of our historical system sale financing arrangements, revenues under the Second Generation Meaningful Use Installment Plans are recognized upon installation of our EHR solution. Second Generation Meaningful Use Installment Plans comprised two of the nine new system installations during the first six months of 2015, compared to six of thirteen new customer installations during the first six months of 2014.
In addition to the First Generation Meaningful Use Installment Plans and Second Generation Meaningful Use Installment Plans discussed above, we have historically made financing arrangements available to customers on a case-by-case basis depending upon the various aspects of the proposed contract and customer attributes. These financing arrangements include other short-term payment plans, longer-term lease financing through us or third-party financing companies, and Software as a

Service ("SaaS") arrangements. Although we expect the overall demand for financing arrangements to continue for the next few years, we expect this demand to be at a lower frequency than in recent years as the demand for Second Generation Meaningful Use Installment Plans wanes due to the mechanics of the ARRA program. As a result, our financing receivables balances are expected to continue to decrease as collections of currently outstanding amounts are expected to exceed additional receivables recorded under such arrangements. For those customers not seeking a financing arrangement, the payment schedule of the typical contract is structured to provide for a scheduling deposit due at contract signing, with the remainder of the contracted fees due at various stages of the installation process (delivery of hardware, installation of software and commencement of training, and satisfactory completion of a monthly accounting cycle or end-of-month operation by and as applicable for each respective application).
The following table sets forth certain items included in our results of operations for the three and six months ended June 30, 2015 and 2014, expressed as a percentage of our total revenues for these periods (dollar amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
System sales	$12,268	26.1%	$20,663	38.9%	$24,853	26.6%	$41,117	39.1%
Support and maintenance	18,542	39.4%	18,454	34.8%	37,074	39.7%	36,699	34.9%
Business management, consulting and managed IT services	16,276	34.6%	13,936	26.3%	31,399	33.6%	27,332	26.0%
Total sales revenues	47,086	100.0%	53,053	100.0%	93,326	100.0%	105,148	100.0%
Costs of sales:
System sales	10,641	22.6%	11,293	21.3%	20,451	21.9%	22,486	21.4%
Support and maintenance	6,842	14.5%	7,127	13.4%	14,002	15.0%	14,501	13.8%
Business management, consulting and managed IT services	9,927	21.1%	9,455	17.8%	19,891	21.3%	18,547	17.6%
Total costs of sales	27,410	58.2%	27,875	52.5%	54,344	58.2%	55,534	52.8%
Gross profit	19,676	41.8%	25,178	47.5%	38,982	41.8%	49,614	47.2%
Operating expenses:
Sales and marketing	3,271	6.9%	3,634	6.8%	6,304	6.8%	7,598	7.2%
General and administrative	8,019	17.0%	7,476	14.1%	16,458	17.6%	15,960	15.2%
Total operating expenses	11,290	24.0%	11,110	20.9%	22,762	24.4%	23,558	22.4%
Operating income	8,386	17.8%	14,068	26.5%	16,220	17.4%	26,056	24.8%
Other income:
Other income	115	0.2%	67	0.1%	198	0.2%	26	—%
Total other income	115	0.2%	67	0.1%	198	0.2%	26	—%
Income before taxes	8,501	18.1%	14,135	26.6%	16,418	17.6%	26,082	24.8%
Provision for income taxes	2,597	5.5%	5,029	9.5%	5,007	5.4%	9,261	8.8%
Net income	$5,904	12.5%	$9,106	17.2%	$11,411	12.2%	$16,821	16.0%
Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014
Revenues. Total revenues for the three months ended June 30, 2015 decreased 11.3%, or $6.0 million, compared to the three months ended June 30, 2014. This was largely attributed to an $8.4 million decrease in system sales revenues due to the aforementioned narrowing market for add-on sales to existing customers for stage two-related incremental applications, further augmented by the aforementioned delayed purchasing decisions caused by the current requirement for a full-year reporting period for 2015 meaningful use attestation. The decrease in system sales revenues was partially offset by a $2.3 million increase in business management, consulting and managed IT services revenues due to increased demand for and market acceptance of our business management, consulting and managed IT services, coupled with selective expansion of our service offerings within these service categories.
System sales revenues decreased by 40.6%, or $8.4 million, from the second quarter of 2014. The accelerated adoption of EHRs resulting from the ARRA's EHR incentive program has resulted in a narrowing market for new system installations and has accelerated the purchase of incremental applications by our existing customer base to satisfy the current meaningful use rules, thereby narrowing the market for add-on sales to existing customers for stage two-related incremental applications. Despite the narrowing market for new system installations, we experienced an increase in new system installation activity, as we completed financial and patient accounting system installations at seven new hospital clients during the second quarter of 2015 (four of which were under SaaS arrangements) compared to four during the second quarter of 2014 (one of which was under a SaaS arrangement). Although the current period revenue impact from this increased new system installation activity is muted by the increased prevalence of SaaS arrangements (under which the related revenues are recognized systematically over the term of the arrangement), we experienced an increase in new customer installation revenues of 50.6%, or $1.6 million, due to an increase in average installation size. Add-on sales to existing customers, which accounted for 61.4% of our system sales revenues during the second quarter of 2015 compared to 80.1% during the second quarter of 2014, decreased 54.5%, or $9.0 million. Lastly, we experienced a $0.9 million decrease in revenue recognized under First Generation Meaningful Use Installment Plans. Under these arrangements, for which the related installations were completed during 2012, a substantial majority of the consideration is not received or revenue recognized until the customers successfully achieve "meaningful use" designation and receive related stage one ARRA incentive payments. These arrangements resulted in less than $0.1 million and $1.0 million of revenue recognized (net of additional unrecognized revenue accumulated) during the second quarters of 2015 and 2014, respectively. Excluding the net effect on revenue resulting from these arrangements, adjusted system sales (as hereinafter defined in the "Non-GAAP Financial Measures" section below) decreased $7.5 million, or 37.9%, due to the decrease in add-on sales to existing customers.
Support and maintenance revenues increased by 0.5%, or $0.1 million, from the second quarter of 2014, due to an increase in recurring revenues as a result of a larger customer base, an increase in support fees for add-on business sold to existing customers, and an increase in support rates from contractually agreed upon Consumer Price Index ("CPI") rate increases.
Business management, consulting and managed IT services revenues increased by 16.8%, or $2.3 million, from the second quarter of 2014. Our hospital clients operate in an environment typified by rising costs and increased complexity and are increasingly seeking to alleviate themselves of the ever increasing administrative burden of operating their own business office functions, resulting in an expanded customer base for our private pay services (increasing $0.1 million, or 4.2%) and accounts receivable management services (increasing 42.0%, or $1.6 million). Of the $1.6 million increase in revenues related to our accounts receivable management services, $0.6 million is directly attributable to a newly introduced fee arrangement with two hospital clients whereby our fees, instead of calculated as a percentage of collections, are determined as a function of our success or failure in generating periodic cash collections as compared to a mutually agreed upon, predetermined target amount. Additionally, the continued expansion and growth of our recently introduced service offerings have resulted in increased demand for our revenue cycle management consulting services and health information management consulting services (increasing a combined 69.9%, or $0.2 million), and cloud computing services (a component of managed IT services, increasing 20.5%, or $0.1 million). Lastly, the continued maturation of medical coding services (a component of consulting services), introduced in the fourth quarter of 2013, resulted in revenues of $0.4 million during the second quarter of 2015 compared to only $0.2 million in the second quarter of 2014.
Costs of Sales. Total costs of sales decreased by 1.7%, or $0.5 million, from the second quarter of 2014. As a percentage of total revenues, costs of sales increased to 58.2% from 52.5%.
Costs of system sales decreased by 5.8%, or $0.7 million, from the second quarter of 2014. The decrease in costs of system sales was primarily due to a decrease in travel costs of 23.4%, or $0.6 million, as a result of the decrease in add-on sales. Payroll and related expenses decreased 5.5%, or $0.3 million, as a result of natural workforce attrition, and stock-based compensation expense decreased $0.1 million due primarily to forfeitures during the period of grants of restricted stock and performance share awards due to the departure of one of our executive officers. The combined $1.0 million decrease in travel costs, payroll and related expenses, and stock-based compensation expense were partially offset by a 33.9%, or $0.4 million, increase in cost of equipment as new system installations occurring during the second quarter of 2015 were significantly more equipment-intensive than those occurring during the second quarter of 2014. The gross margin on system sales decreased to 13.3% in the second quarter of 2015 from 45.4% in the second quarter of 2014, as the significant decline in system sales revenues coupled with a heavily fixed cost structure have resulted in significant margin deterioration. Excluding the net effect on revenue resulting from First Generation Meaningful Use Installment Plans (which were used by the Company in 2012) and the deferral of the related cost of equipment, the adjusted gross margin on system sales (as hereinafter defined in the "Non-GAAP Financial Measures" section below) decreased to 13.0% in the second quarter of 2015 from 42.8% in the second quarter of 2014. The table below summarizes the major components of costs of system sales as a percentage of system sales revenues:

	Three Months Ended
	June 30, 2015	June 30, 2014
Payroll and related expenses	45.6%	29.8%
Travel expenses	14.9%	11.6%
Cost of equipment	11.7%	4.8%
Excluding the net effect on revenue and cost of equipment resulting from First Generation Meaningful Use Installment Plans, payroll and related expenses, travel expense, and adjusted cost of equipment (as hereinafter defined in the "Non-GAAP Financial Measures" section below) would represent 45.7%, 15.0% and 11.2%, respectively, of adjusted system sales (as hereinafter defined in the "Non-GAAP Financial Measures" section below) for the second quarter of 2015, compared to 31.2%, 12.1% and 5.0%, respectively, for the second quarter of 2014. Please see the tables set forth below under the caption "Non-GAAP Financial Measures" for a reconciliation of each of these non-GAAP financial measures to the comparable financial measure determined in accordance with GAAP.
Costs of support and maintenance decreased 4.0%, or $0.3 million, primarily due to a decrease in payroll and related costs as a result of natural workforce attrition. The gross margin on support and maintenance revenues increased to 63.1% in the second quarter of 2015 from 61.4% in the second quarter of 2014.
Our costs associated with business management, consulting and managed IT services increased 5.0%, or $0.5 million, with the largest contributing factor being an increase in payroll and related costs of 7.5%, or $0.4 million, as a result of adding more employees during the trailing twelve months in order to support and develop our growing customer base and increase capacity in advance of anticipated future increases in demand. The gross margin on these services increased to 39.0% in the second quarter of 2015 from 32.2% in the second quarter of 2014.
Sales and Marketing Expenses. Sales and marketing expenses decreased 10.0%, or $0.4 million, from the second quarter of 2014. This decrease is primarily attributable to a decrease in commission expense of 34.5%, or $0.5 million, due to decreased revenue from add-on sales. The decrease in commission expense was partially offset by a $0.1 million increase in stock-based compensation expense as a result of additional grants of restricted stock to our executive officers and certain key employees during the trailing twelve months.
General and Administrative Expenses. General and administrative expenses increased 7.5%, or $0.6 million, from the second quarter of 2014 as decreases in bad debt expense and payroll and related costs were largely offset by increases in the costs associated with healthcare benefits offered to our employees, legal and accounting costs and stock-based compensation. Bad debt expense decreased $0.4 million, mostly due to decreased write-offs (in both severity and volume) of trade accounts receivable. Payroll and related costs decreased $0.2 million, mostly as a result of decreased costs related to our incentive bonus program for certain members of management as profitability growth deteriorated from the second quarter of 2014 to the second quarter of 2015. Costs associated with healthcare benefits offered to our employees increased $0.7 million mostly due to increases in both the volume and severity of insurance claims made on behalf of participants in our self-insurance healthcare plan. Legal and accounting fees increased $0.5 million due to one-time, nonrecurring charges. Lastly, we experienced a $0.1 million increase in stock-based compensation expense due to additional grants of restricted stock to our executive officers, certain key employees and non-employee directors during the trailing twelve months.
As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses increased to 24.0% in the second quarter of 2015 compared to 20.9% in the second quarter of 2014.
As a result of the foregoing factors, income before taxes decreased by 39.9%, or $5.6 million, from the second quarter of 2014.
Income Taxes. Our effective income tax rate for the three-month periods ended June 30, 2015 and 2014 was 30.6% and 35.6%, respectively. This decrease in effective income tax rate was primarily due to beneficial adjustments in the amount of $0.5 million recorded during the second quarter of 2015 related to our reserves for uncertain tax positions. The federal returns for tax years 2004 through 2009 are currently under examination by the Internal Revenue Service ("IRS"), primarily in relation to research credits claimed on those returns. Interactions with the IRS during the second quarter of 2015 regarding the examination of our federal returns for certain of the years under examination resulted in enhanced clarity regarding the sustainability of our uncertain tax positions for those tax years not currently under examination, prompting a beneficial change in our measurement of reserves for uncertain tax positions.
Net Income. Net income for the three months ended June 30, 2015 decreased by 35.2%, or $3.2 million, to $5.9 million, or $0.52 per basic and diluted share, compared with net income of $9.1 million, or $0.81 per basic and diluted share, for the three months ended June 30, 2014. Net income represented 12.5% of revenue for the three months ended June 30, 2015, compared to 17.2% of revenue for the three months ended June 30, 2014.
Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014
Revenues. Total revenues for the six months ended June 30, 2015 decreased 11.2%, or $11.8 million, compared to the six months ended June 30, 2014. This was largely attributed to a $16.3 million decrease in system sales revenues due to the aforementioned narrowing markets for new system installations and add-on sales to existing customers for stage two-related incremental applications, further augmented by the aforementioned delayed purchasing decisions caused by the current requirement for a full-year reporting period for 2015 meaningful use attestation. The decrease in system sales revenues was partially offset by a combined $4.4 million increase in support and maintenance revenues and business management, consulting and managed IT services revenues due to a larger customer base and increased applications within that customer base requiring support and maintenance services, as well as increased demand for and market acceptance of our business management, consulting and managed IT services, coupled with selective expansion of our service offerings within these service categories.
System sales revenues decreased by 39.6%, or $16.3 million, from the first six months of 2014. The accelerated adoption of EHRs resulting from the ARRA's EHR incentive program has resulted in a narrowing market for new system installations and has accelerated the purchase of incremental applications by our existing customer base to satisfy the current meaningful use rules, thereby narrowing the market for add-on sales to existing customers for stage two-related incremental applications. Consequently, we experienced a significant decrease in new system installations during the first six months of 2015, as we completed financial and patient accounting system installations at nine new hospital clients during the first six months of 2015 (four of which were under SaaS arrangements) compared to 13 during the first six months of 2014 (two of which were under SaaS arrangements). This decrease in the number of new system installations resulted in decreased new customer installation revenues of 25.9%, or $2.6 million. Similarly, add-on sales to existing customers, which accounted for 60.4% of our system sales revenues during the first six months of 2015 compared to 73.3% during the first six months of 2014, decreased 49.9%, or $15.0 million. Additionally, we experienced a $1.0 million decrease in revenue recognized under First Generation Meaningful Use Installment Plans. Under these arrangements, for which the related installations were completed during 2012, a substantial majority of the consideration is not received or revenue recognized until the customers successfully achieve "meaningful use" designation and receive related stage one ARRA incentive payments. These arrangements resulted in $0.2 million and $1.1 million of revenue recognized (net of additional unrecognized revenue accumulated) during the first six months of 2015 and 2014, respectively. Partially offsetting the decreased revenues from new system installations, add-on sales and First Generation Meaningful Use Installment Plans was $1.3 million of revenue recognized during the first six months of 2015 related to amounts previously deferred (as required by GAAP) for specified upgrade rights and rights to specified software products that were included in certain new customer installation contracts from previous years, compared to $0.6 million of revenue deferred for such items during the first six months of 2014. Lastly, the Company recognized revenue during the first six months of 2015 of $0.4 million for previously installed Software as a Service ("SaaS") arrangements that were converted to perpetual licenses at the customer's request, with no such revenue in the first six months of 2014.
Support and maintenance revenues increased by 1.0%, or $0.4 million, from the first six months of 2014, due to an increase in recurring revenues as a result of a larger customer base, an increase in support fees for add-on business sold to existing customers, and an increase in support rates from contractually agreed upon CPI rate increases.
Business management, consulting and managed IT services revenues increased by 14.9%, or $4.1 million, from the first six months of 2014. Our hospital clients operate in an environment typified by rising costs and increased complexity, and are increasingly seeking to alleviate themselves of the ever increasing administrative burden of operating their own business office functions, resulting in an expanded customer base for our private pay services (increasing $0.4 million, or 5.9%) and accounts receivable management services (increasing 31.4%, or $2.4 million). Of the $2.4 million increase in revenues related to our accounts receivable management services, $0.6 million is directly attributable to a newly introduced fee arrangement with two hospital clients whereby our fees, instead of calculated as a percentage of collections, are determined as a function of our success or failure in generating periodic cash collections as compared to a mutually agreed upon, predetermined target amount. Additionally, the continued expansion and growth of our recently introduced service offerings have resulted in increased demand for our revenue cycle management consulting services and health information management consulting services (increasing a combined 69.3%, or $0.4 million), and cloud computing services (a component of managed IT services, increasing 24.0%, or $0.2 million). Lastly, the continued maturation of medical coding services (a component of consulting services), introduced in the fourth quarter of 2013, resulted in revenues of $0.8 million during the first six months of 2015 compared to only $0.4 million in the first six months of 2014.
Costs of Sales. Total costs of sales decreased by 2.1%, or $1.2 million, from the first six months of 2014. As a percentage of total revenues, costs of sales increased to 58.2% from 52.8%.

Costs of system sales decreased by 9.1%, or $2.0 million, from the first six months of 2014. The decrease in costs of system sales was primarily due to a decrease in travel costs of 32.0%, or $1.6 million, as a result of the decrease in new system installations and add-on sales. Payroll and related expenses decreased 4.6%, or $0.5 million, as a result of natural workforce attrition. The gross margin on system sales decreased to 17.7% in the first six months of 2015 from 45.3% in the first six months of 2014, as the significant decline in system sales revenues coupled with a heavily fixed cost structure have resulted in significant margin deterioration. Excluding the net effect on revenue resulting from First Generation Meaningful Use Installment Plans (which were used by the Company in 2012) and the deferral of the related cost of equipment, the adjusted gross margin on system sales (as hereinafter defined in the "Non-GAAP Financial Measures" section below) decreased to 17.4% in the first six months of 2015 from 43.9% in the first six months of 2014. The table below summarizes the major components of costs of system sales as a percentage of system sales revenues:

	Six Months Ended
	June 30, 2015	June 30, 2014
Payroll and related expenses	45.9%	30.0%
Travel expenses	13.5%	12.0%
Cost of equipment	11.2%	5.7%
Excluding the net effect on revenue and cost of equipment resulting from First Generation Meaningful Use Installment Plans, payroll and related expenses, travel expense, and adjusted cost of equipment (as hereinafter defined in the "Non-GAAP Financial Measures" section below) would represent 46.2%, 13.6% and 10.7%, respectively, of adjusted system sales (as hereinafter defined in the "Non-GAAP Financial Measures" section below) for the first six months of 2015, compared to 30.8%, 12.4% and 5.8%, respectively, for the first six months of 2014. Please see the tables set forth below under the caption "Non-GAAP Financial Measures" for a reconciliation of each of these non-GAAP financial measures to the comparable financial measure determined in accordance with GAAP.
Costs of support and maintenance decreased 3.4%, or $0.5 million, primarily due to a decrease in server-expansion expenditures and decreased payroll and related costs as a result of natural workforce attrition. The gross margin on support and maintenance revenues increased to 61.4% in the first six months of 2015 from 60.5% in the first six months of 2014.
Our costs associated with business management, consulting and managed IT services increased 7.3%, or $1.3 million, with the largest contributing factor being an increase in payroll and related costs of 6.3%, or $0.7 million, as a result of adding more employees during the trailing twelve months in order to support and develop our growing customer base and increase capacity in advance of anticipated future increases in demand. Stock-based compensation expense increased by $0.2 million as a result of additional grants of restricted stock to our executive officers and certain key employees during the trailing twelve months. Rent expense increased $0.1 million, mostly as a result of the opening of our Frackville, Pennsylvania location in January 2015. Commission expense increased 22.5%, or $0.2 million, as a result of increased revenues. Lastly, expenses associated with our medical coding services increased $0.1 million due to increased recruiting efforts in order to accommodate rapidly increasing demand. The gross margin on these services increased to 36.7% in the first six months of 2015 from 32.1% in the first six months of 2014.
Sales and Marketing Expenses. Sales and marketing expenses decreased 17.0%, or $1.3 million, from the first six months of 2014. This decrease is primarily attributable to a decrease in commission expense of 49.2%, or $1.5 million, due to decreased revenue from new system installations and add-on sales. The decrease in commission expense was partially offset by a $0.3 million increase in stock-based compensation expense as a result of additional grants of restricted stock to our executive officers and certain key employees during the trailing twelve months.
General and Administrative Expenses. General and administrative expenses increased 3.2%, or $0.5 million, from the first six months of 2014 as decreases in bad debt expense and payroll and related costs were largely offset by increases in the costs associated with healthcare benefits offered to our employees, legal and accounting costs and stock-based compensation. Bad debt expense decreased $1.1 million, due to the combined factors of decreased growth in gross accounts receivable and financing receivables ("total gross receivables") during the first six months of 2015 compared to the first six months of 2014 and decreased write-offs (in both severity and volume) of trade accounts receivable. Total gross receivables grew by 7.1%, or $3.5 million, during the first six months of 2014, necessitating increases in our allowance for doubtful accounts and allowance for credit losses to accommodate the expanding receivables base. Comparatively, total gross receivables decreased by 12.3%, or $5.5 million, during the first six months of 2015. This decreased growth in total gross receivables is due to the combined factors of the decreased utilization of Second Generation Meaningful Use Installment Plans in the first six months of 2015 compared to the first six months of 2014 and lower overall quarterly revenues. Payroll and related costs decreased $0.5 million, mostly as a result of decreased costs related to our incentive bonus program for certain members of management as profitability growth deteriorated from the first six months of 2014 to the first six months of 2015. Costs associated with healthcare benefits offered to our employees increased $1.4 million mostly due to increases in both the volume and severity of insurance claims made on behalf of participants in our self-insurance healthcare plan and the expanded utilization of on-site health clinics, which were added as a benefit to our employees beginning in the fourth quarter of 2013. Legal and accounting fees increased $0.5 million due to one-time, nonrecurring charges. Lastly, we experienced a $0.3 million increase in stock-based compensation expense due to additional grants of restricted stock to our executive officers, certain key employees and non-employee directors during the trailing twelve months.
As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses increased to 24.4% in the first six months of 2015 compared to 22.4% in the first six months of 2014.
As a result of the foregoing factors, income before taxes decreased by 37.1%, or $9.7 million, from the first six months of 2014.
Income Taxes. Our effective income tax rate for the six-month periods ended June 30, 2015 and 2014 was 30.5% and 35.5%, respectively. This decrease in effective income tax rate was primarily due to beneficial adjustments in the amount of $0.9 million recorded during the first six months of 2015 related to our reserves for uncertain tax positions. The federal returns for tax years 2004 through 2009 are currently under examination by the IRS, primarily in relation to research credits claimed on those returns. Interactions with the IRS during the first six months of 2015 regarding the examination of our federal returns for certain of the years under examination resulted in enhanced clarity regarding the sustainability of our uncertain tax positions for all years, whether under examination or open to examination, prompting a beneficial change in our measurement of reserves for uncertain tax positions.
Net Income. Net income for the six months ended June 30, 2015 decreased by 32.2%, or $5.4 million, to $11.4 million, or $1.01 per basic and diluted share, compared with net income of $16.8 million, or $1.50 per basic and diluted share, for the six months ended June 30, 2014. Net income represented 12.2% of revenue for the six months ended June 30, 2015, compared to 16.0% of revenue for the six months ended June 30, 2014.
Liquidity and Capital Resources
As of June 30, 2015, we had $26.2 million in cash and cash equivalents and $10.8 million in investments. Management believes that cash and investments plus cash generated from our normal operating activities should be adequate to fund our business through at least the remainder of 2015. Our principal source of liquidity has been cash provided by operating activities. Cash provided by operating activities has been used primarily to fund the growth of our business and return cash to our shareholders in the form of dividends. We believe that paying dividends is an effective way of providing an investment return to our stockholders and a beneficial use of our cash. However, the declaration of dividends by CPSI is subject to the discretion of our Board of Directors. Our Board of Directors will continue to take into account such matters as general business conditions, our financial results and such other factors as our Board of Directors may deem relevant.
Net cash provided by operating activities for the six months ended June 30, 2015 was $17.4 million, compared to $14.5 million for the six months ended June 30, 2014. This 20.3% increase in net cash provided by operating activities occurred despite a 32.2% decrease in net income from the six months ended June 30, 2014 to the six months ended June 30, 2015, mostly due to the timing of cash collections on trade accounts receivable and previously existing Second Generation Meaningful Use Installment Plans coupled with the continued decreasing prevalence of Second Generation Meaningful Use Installment Plans within the population of system sales revenues. Although the customer demand for financing arrangements is expected to continue during the next twelve months (albeit at a lower frequency than in recent years), the waning demand for Second Generation Meaningful Use Installment Plans has resulted in more sporadic customer demand for financing arrangements. This sporadic demand for financing arrangements could result in increases in our financing receivables in future periods which, although offset by periodic collections of previously outstanding amounts, could temporarily have a negative impact on our net cash provided by operating activities.
Net cash used in investing activities totaled $0.5 million for the six months ended June 30, 2015, compared to $0.2 million for the six months ended June 30, 2014. We used cash for the purchase of $0.4 million of property and equipment during the first six months of 2015, mostly related to increasing storage capacity at our off-site server locations and the continued build-out of our new location in Frackville, Pennsylvania. We do not anticipate the need for significant capital expenditures during the remainder of 2015.
Net cash used in financing activities totaled $14.5 million for the six months ended June 30, 2015, compared to $12.7 million for the six months ended June 30, 2014. During the six months ended June 30, 2015, we increased our dividend rate 12.3% to $0.64 per share from $0.57 per share.

Our days sales outstanding, which represents the average collection time for accounts receivable, were 45 days for each of the six months ended June 30, 2015 and 2014, respectively.
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
Backlog
Backlog consists of revenues we reasonably expect to recognize over the next 12 months under existing contracts, excluding amounts to be recognized in subsequent periods related to First Generation Meaningful Use Installment Plans. The revenues to be recognized may relate to a combination of one-time fees for system sales and recurring fees for support and maintenance, business management, consulting and managed IT services. As of June 30, 2015, we had a twelve-month backlog of approximately $34.4 million in connection with non-recurring system purchases and approximately $135.6 million in connection with recurring payments under support and maintenance, business management, consulting and managed IT services. As of June 30, 2014, we had a twelve-month backlog of approximately $49.7 million in connection with non-recurring system purchases and approximately $120.9 million in connection with recurring payments under support and maintenance, business management, consulting and managed IT services.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements, as defined by Item 303(a)(4) of SEC Regulation S-K, as of June 30, 2015.
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
In our Annual Report on Form 10-K for the year ended December 31, 2014, we identified our critical accounting polices related to revenue recognition, allowance for doubtful accounts, allowance for credit losses and estimates. There have been no significant changes to these critical accounting policies during the three months ended June 30, 2015.
Non-GAAP Financial Measures
We have included in the discussion under the caption "Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014" and "Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014" above financial measures that were not prepared in accordance with GAAP. Any analysis of non-GAAP financial measures should be made only in conjunction with results presented in accordance with GAAP. Below, we define each of these non-GAAP financial measures, provide a reconciliation of each non-GAAP financial measure to the most directly comparable financial measure calculated in accordance with GAAP, and discuss the reasons that we believe this information is useful to management and may be useful to investors.
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
Set forth below are reconciliations of adjusted gross margin on system sales, adjusted cost of equipment, and adjusted system sales to the comparable financial measures calculated in accordance with GAAP (dollar amounts in thousands):
Adjusted Gross Margin on System Sales

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Gross margin on system sales	$1,627	$9,371	$4,402	$18,631
Add: Unrecognized revenue accumulated related to First Generation Meaningful Use Installment Plans	—	—	—	11
Less: Revenue recognized related to First Generation Meaningful Use Installment Plans	(45)	(966)	(156)	(1,131)
Less: Deferred cost of equipment related to First Generation Meaningful Use Installment Plans	—	—	—	—
Add: Amortization of deferred cost of equipment related to First Generation Meaningful Use Installment Plans	13	16	40	27
Adjusted gross margin on system sales	$1,595	$8,421	$4,286	$17,538
Adjusted Cost of Equipment

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Cost of equipment	$1,381	$986	$2,679	$2,333
Add: Deferred cost of equipment related to First Generation Meaningful Use Installment Plans	—	—	—	—
Less: Amortization of deferred cost of equipment related to First Generation Meaningful Use Installment Plans	(13)	(16)	(40)	(27)
Adjusted cost of equipment	$1,368	$970	$2,639	$2,306

Adjusted System Sales

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
System sales	$12,268	$20,663	$24,853	$41,117
Add: Unrecognized revenue accumulated related to First Generation Meaningful Use Installment Plans	—	—	—	11
Less: Revenue recognized related to First Generation Meaningful Use Installment Plans	(45)	(966)	(156)	(1,131)
Adjusted system sales	$12,223	$19,697	$24,697	$39,997

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk relates primarily to the potential change in the value of our investment portfolio as a result of fluctuations in interest rates. The primary purpose of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk of loss. As of June 30, 2015, our investment portfolio consisted of a variety of financial instruments, primarily including, but not limited to, money market securities and high quality government and corporate obligations. It is our intent to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We do not hold financial instruments for trading or other speculative purposes. The securities in our investment portfolio are classified as available-for-sale and, consequently, are recorded on our balance sheet at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in stockholders’ equity.
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

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of June 30, 2015:

	Aggregate Fair Value	Weighted Average Interest Rate
Cash and Cash Equivalents:
Cash and cash equivalents	$26,248,693	—%
Short-Term Investments: (1)
Accrued income	$56,704	—%
Money market funds	19,184	0.11%
Obligations of the U.S. Treasury, U.S government corporations and agencies	890,524	0.37%
Corporate debt securities	1,384,174	2.08%
Total short-term investments	$2,350,586
Long-Term Investments: (2)
Obligations of the U.S. Treasury, U.S government corporations and agencies	$1,144,445	1.44%
Mortgage backed securities	62,621	1.63%
Certificates of deposit	2,001,685	1.85%
Corporate debt securities	5,229,021	2.31%
Total long-term investments	$8,437,772

(1)	Reflects instruments with a contractual maturity of less than one year.

(2)	Reflects instruments with a contractual maturity of one year or more.
As of June 30, 2015, the Company had no borrowings and, therefore, is not subject to interest rate risks related to debt instruments.

Item 4.	Controls and Procedures.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3 to CPSI’s Current Report on Form 8-K dated October 28, 2013 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Form 10-Q for the period ended June 30, 2015

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Date: August 7, 2015	By:	/s/ J. BOYD DOUGLAS
J. Boyd Douglas
President and Chief Executive Officer

Date: August 7, 2015	By:	/S/ DAVID A. DYE
David A. Dye
Chief Financial Officer

Exhibit Index

No.	Exhibit

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3 to CPSI’s Current Report on Form 8-K dated October 28, 2013 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Form 10-Q for the period ended June 30, 2015