Form 10-Q
period 2015-09-30
COMPUTER PROGRAMS & SYSTEMS INC
filed 2015-11-06
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 5, 2015, there were 11,302,688 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.
Quarterly Report on Form 10-Q
(For the three and nine months ended September 30, 2015)

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$27,632,714	$23,791,748
Investments	10,833,269	10,703,126
Accounts receivable, net of allowance for doubtful accounts of $1,192,000 and $1,253,000, respectively	22,341,663	23,101,575
Financing receivables, current portion, net	12,612,300	18,111,633
Inventories	1,488,113	1,431,560
Deferred tax assets	2,723,331	2,318,988
Prepaid income taxes	1,188,242	1,120,487
Prepaid expenses and other	1,625,269	936,915
Total current assets	80,444,901	81,516,032
Property and equipment, net	15,019,629	17,038,619
Financing receivables, net of current portion	1,922,239	770,169
Deferred tax assets	457,036	—
Total assets	$97,843,805	$99,324,820
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,814,061	$3,990,368
Deferred revenue	3,878,588	5,890,431
Accrued vacation	4,019,065	3,930,778
Other accrued liabilities	7,314,624	4,349,207
Total current liabilities	20,026,338	18,160,784
Deferred tax liabilities	—	383,050
Stockholders’ equity:
Common stock, $0.001 par value; 30,000,000 shares authorized; 11,302,688 and 11,208,879 shares issued and outstanding	11,303	11,209
Additional paid-in capital	42,770,421	38,983,350
Accumulated other comprehensive loss	(11,057)	(19,337)
Retained earnings	35,046,800	41,805,764
Total stockholders’ equity	77,817,467	80,780,986
Total liabilities and stockholders’ equity	$97,843,805	$99,324,820
The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sales revenues:
System sales	$9,072,005	$20,755,908	$33,924,674	$61,872,728
Support and maintenance	19,022,304	18,243,734	56,096,493	54,942,885
Business management, consulting and managed IT services	16,523,247	14,327,522	47,922,297	41,659,205
Total sales revenues	44,617,556	53,327,164	137,943,464	158,474,818
Costs of sales:
System sales	9,725,834	11,087,200	30,176,640	33,573,260
Support and maintenance	6,654,065	7,454,129	20,656,164	21,955,278
Business management, consulting and managed IT services	10,626,221	9,525,967	30,517,378	28,072,438
Total costs of sales	27,006,120	28,067,296	81,350,182	83,600,976
Gross profit	17,611,436	25,259,868	56,593,282	74,873,842
Operating expenses:
Sales and marketing	3,002,339	3,561,184	9,306,366	11,159,242
General and administrative	10,348,365	7,523,475	26,806,147	23,483,126
Total operating expenses	13,350,704	11,084,659	36,112,513	34,642,368
Operating income	4,260,732	14,175,209	20,480,769	40,231,474
Other income:
Other income	136,890	68,970	335,076	94,691
Total other income	136,890	68,970	335,076	94,691
Income before taxes	4,397,622	14,244,179	20,815,845	40,326,165
Provision for income taxes	858,719	4,889,432	5,865,402	14,149,974
Net income	$3,538,903	$9,354,747	$14,950,443	$26,176,191
Net income per common share—basic	$0.31	$0.83	$1.32	$2.34
Net income per common share—diluted	$0.31	$0.83	$1.32	$2.34
Weighted average shares outstanding used in per common share computations:
Basic	11,091,391	11,027,723	11,074,308	11,018,521
Diluted	11,091,391	11,027,723	11,074,308	11,018,521
Dividends declared per common share	$0.64	$0.57	$1.92	$1.71
The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$3,538,903	$9,354,747	$14,950,443	$26,176,191
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on investments available for sale, net of tax	(17,609)	(47,457)	8,280	(23,233)
Total other comprehensive (loss) income, net of tax	(17,609)	(47,457)	8,280	(23,233)
Comprehensive income	$3,521,294	$9,307,290	$14,958,723	$26,152,958

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity

	Shares	Amount
Balance at December 31, 2014	11,208,879	$11,209	$38,983,350	$(19,337)	$41,805,764	$80,780,986
Net income	—	—	—	—	14,950,443	14,950,443
Unrealized gain on investments available for sale, net of tax	—	—	—	8,280	—	8,280
Issuance of restricted stock	106,694	107	(107)	—	—	—
Forfeiture of common stock	(12,885)	(13)	13	—	—	—
Stock-based compensation	—	—	3,997,720	—	—	3,997,720
Dividends	—	—	—	—	(21,709,407)	(21,709,407)
Income tax benefit from restricted stock dividends	—	—	30,219	—	—	30,219
Deficient tax benefit from restricted stock	—	—	(240,774)	—	—	(240,774)
Balance at September 30, 2015	11,302,688	$11,303	$42,770,421	$(11,057)	$35,046,800	$77,817,467
The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating Activities:
Net income	$14,950,443	$26,176,191
Adjustments to net income:
Provision for bad debt	741,592	925,982
Deferred taxes	(1,249,504)	(1,311,933)
Stock-based compensation	3,997,720	3,094,545
Deficient (excess) tax benefit from restricted stock	240,774	(13,520)
Income tax benefit from restricted stock dividends	(30,219)	(107,178)
Depreciation	2,499,281	2,725,521
Changes in operating assets and liabilities:
Accounts receivable	365,215	(5,401,276)
Financing receivables	4,000,368	1,798,754
Inventories	(89,434)	(288,461)
Prepaid expenses and other	(688,354)	(374,388)
Accounts payable	823,693	703,932
Deferred revenue	(2,011,843)	(2,509,145)
Other liabilities	3,053,704	2,296,203
Income taxes payable/prepaid income taxes	(278,310)	(1,646,262)
Net cash provided by operating activities	26,325,126	26,068,965
Investing Activities:
Purchases of property and equipment	(447,410)	(751,226)
Purchases of investments	(116,788)	(18,289)
Net cash used in investing activities	(564,198)	(769,515)
Financing Activities:
Dividends paid	(21,709,407)	(19,141,574)
(Deficient) excess tax benefit from restricted stock	(240,774)	13,520
Income tax benefit from restricted stock dividends	30,219	107,178
Net cash used in financing activities	(21,919,962)	(19,020,876)
Increase in cash and cash equivalents	3,840,966	6,278,574
Cash and cash equivalents at beginning of period	23,791,748	11,729,185
Cash and cash equivalents at end of period	$27,632,714	$18,007,759
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes, net of refund	$7,418,137	$17,163,458
Reclassification of inventory to property and equipment	$32,881	$—
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

3.     PROPERTY AND EQUIPMENT
Property and equipment were comprised of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Land	$2,848,276	$2,848,276
Buildings and improvements	9,432,234	9,422,696
Maintenance equipment	1,230,714	1,230,714
Computer equipment	4,792,031	4,668,006
Leasehold improvements	4,753,386	4,680,233
Office furniture and fixtures	4,335,474	4,061,899
Automobiles	334,398	334,398
	27,726,513	27,246,222
Less: accumulated depreciation	(12,706,884)	(10,207,603)
Property and equipment, net	$15,019,629	$17,038,619

4.     OTHER ACCRUED LIABILITIES
Other accrued liabilities were comprised of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Salaries and benefits	$3,589,133	$2,782,862
Severance	1,886,942	—
Commissions	445,753	504,952
Self-insurance reserves	850,700	668,800
Other	542,096	392,593
	$7,314,624	$4,349,207
The accrued severance costs depicted above are new for the Company beginning in the third quarter of 2015 and relate solely to the Company's one-time, voluntary severance program extended to certain employees during the third quarter of 2015.
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
Investments were comprised of the following at September 30, 2015:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments (money market funds and accrued income)	$246,471	$—	$—	$246,471
Obligations of U.S. Treasury, U.S. government corporations and agencies	1,935,980	5,758	—	1,941,738
Mortgage-backed securities	57,901	1,912	—	59,813
Certificates of deposit	2,000,000	—	(3,078)	1,996,922
Corporate debt securities	6,610,751	5,291	(27,717)	6,588,325
	$10,851,103	$12,961	$(30,795)	$10,833,269

Shown below are the amortized cost and fair value of available-for-sale securities with fixed maturities at September 30, 2015, by contract maturity date. Actual maturities may differ from contractual maturities because issuers of certain debt securities retain early call or prepayment rights.

	Amortized Cost	Fair Value
Due in 2015	$851,378	$847,050
Due in 2016	1,418,745	1,419,594
Due in 2017	506,739	505,252
Due in 2018	3,039,603	3,034,006
Due thereafter	5,034,638	5,027,367
	$10,851,103	$10,833,269
Investments were comprised of the following at December 31, 2014:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments (money market funds and accrued income)	$94,595	$—	$—	$94,595
Obligations of U.S. Treasury, U.S. government corporations and agencies	2,017,250	3,885	(349)	2,020,786
Mortgage-backed securities	66,982	2,550	—	69,532
Certificates of deposit	2,000,000	—	(24,755)	1,975,245
Corporate debt securities	6,555,485	8,826	(21,343)	6,542,968
	$10,734,312	$15,261	$(46,447)	$10,703,126
The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at September 30, 2015 and December 31, 2014, respectively:

	At September 30, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	—	—	1,996,922	(3,078)	1,996,922	(3,078)
Corporate debt securities	2,939,026	(20,098)	1,609,546	(7,619)	4,548,572	(27,717)
	$2,939,026	$(20,098)	$3,606,468	$(10,697)	$6,545,494	$(30,795)

	At December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Treasury, U.S. government corporations and agencies	$904,083	$(349)	$—	$—	$904,083	$(349)
Certificates of deposit	$1,975,245	$(24,755)	$—	$—	$1,975,245	$(24,755)
Corporate debt securities	3,975,432	(21,220)	149,838	(123)	4,125,270	(21,343)
	$6,854,760	$(46,324)	$149,838	$(123)	$7,004,598	$(46,447)
Our investment portfolio, including those securities in unrealized loss positions at September 30, 2015, is comprised almost entirely of investment-grade corporate and government debt securities and certificates of deposits with large financial institutions. The Company does not intend to sell the investments that are in an unrealized loss position, and it is not likely that the Company will be required to sell any investments before recovery of their amortized cost basis. As a result, the Company has determined that the unrealized losses are deemed to be temporary impairments as of

September 30, 2015. The Company believes that the unrealized losses generally are caused by liquidity discounts and increases in risk premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets.
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
The following is a calculation of the basic and diluted EPS for the Company's common stock, including a reconciliation between net income and net income attributable to common stockholders:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income	$3,538,903	$9,354,747	$14,950,443	$26,176,191
Less: Net income attributable to participating securities	(66,928)	(151,917)	(318,962)	(403,796)
Net income attributable to common stockholders	$3,471,975	$9,202,830	$14,631,481	$25,772,395

Weighted average shares outstanding used in basic per common share computations	11,091,391	11,027,723	11,074,308	11,018,521
Add: Dilutive potential common shares	—	—	—	—
Weighted average shares outstanding used in diluted per common share computations	11,091,391	11,027,723	11,074,308	11,018,521

Basic EPS	$0.31	$0.83	$1.32	$2.34
Diluted EPS	$0.31	$0.83	$1.32	$2.34
During 2015, performance share awards were granted to certain executive officers and key employees of the Company which will result in the issuance of time-vesting restricted stock if the predefined performance criteria are met. The awards provide for an aggregate target of 49,471 shares (net of forfeitures), none of which have been included in the calculation of diluted EPS for the three and nine months ended September 30, 2015 because the related threshold award performance level has not been achieved as of September 30, 2015. See Note 8.

7.     INCOME TAXES
The Company accounts for income taxes in accordance with FASB Codification topic, Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Deferred tax assets and liabilities were comprised of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Deferred tax assets:
Accounts receivable and financing receivables	$763,067	$879,094
Accrued vacation	962,350	1,158,764
Stock-based compensation	1,291,691	1,133,986
Deferred revenue	33,157	105,554
Accrued severance (see Note 4)	735,907	—
Accrued liabilities and other	228,850	175,575
Other comprehensive income	6,776	11,851
Total deferred tax assets	$4,021,798	$3,464,824
Deferred tax liabilities:
Depreciation	$841,431	$1,528,886
Total deferred tax liabilities	$841,431	$1,528,886
Significant components of the Company’s income tax provision in the Condensed Consolidated Statements of Income for the nine months ended September 30 were as follows:

	2015	2014
Current provision:
Federal	$6,245,347	$12,954,529
State	869,559	2,507,378
Deferred provision:
Federal	(1,121,350)	(1,177,376)
State	(128,154)	(134,557)
Total income tax provision	$5,865,402	$14,149,974
The difference between income taxes at the U.S. federal statutory income tax rate of 35% and those reported in the Condensed Consolidated Statements of Income for the nine months ended September 30 was as follows:

	2015	2014
Income taxes at U.S. Federal statutory rate	$7,285,546	$14,114,158
Provision-to-return adjustments	(293,335)	(161,732)
State income taxes, net of U.S. Federal tax effect	757,951	1,429,720
Domestic production activities deduction	(647,965)	(1,299,464)
Uncertain tax positions	(1,218,833)	25,402
Other	(17,962)	41,890
Total income tax provision	$5,865,402	$14,149,974
Our effective tax rates for the three and nine months ended September 30, 2015 decreased to 19.5% and 28.2%, respectively, from 34.3% and 35.1% for the three and nine months ended September 30, 2014, primarily due to beneficial adjustments recorded during the three and nine months ended September 30, 2015 related to our reserves for uncertain tax positions. The federal returns for tax years 2004 through 2009 had previously been under examination by the Internal Revenue Service ("IRS"), primarily in relation to research credits claimed on those returns. The IRS completed these examinations during the first nine months of 2015, consequently resulting in enhanced clarity regarding the sustainability of our uncertain tax positions for all years. The completion of these examinations prompted a change in our measurement of reserves for uncertain tax positions that benefited our effective tax rate by 7.6% and 5.9%, respectively, for the three and nine months ended September 30, 2015. Additionally, the Company recorded beneficial provision-to-return adjustments during the third quarter of 2015, primarily related to differences in state income taxes payable reported on the 2014 state returns and amounts previously estimated. Because of the substantial decline in income before taxes from the three and nine months ended September 30, 2014 to the three and nine months ended September 30, 2015, these provision-to-return adjustments benefited our effective tax rate by 6.7% and 1.4%, respectively, for the three and nine months ended September 30, 2015. Comparatively, beneficial provision-to-return adjustments benefited our effective tax rate by only 1.1% and 0.4%, respectively, for the three and nine months ended September 30, 2014.
The Company had unrecognized tax benefits of $237,038 related to uncertain tax positions as of September 30, 2015 under the provisions of FASB Codification topic, Income Taxes, which is recorded as a component of prepaid income taxes within the Condensed Consolidated Balance Sheets. As stated previously, the federal returns for the tax years 2004 through 2009 had previously been under examination by the IRS, primarily in relation to research credits claimed on those returns, as amended, by the Company, with the remaining unrecognized tax benefits representing amounts disallowed pursuant to those examinations. The federal returns for tax years 2012 through 2014 remain open to examination, and returns for tax years 2012 through 2014 remain open to examination by certain other taxing jurisdictions to which the Company is subject.
8.     STOCK-BASED COMPENSATION
Stock-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee’s or non-employee director’s requisite service period.
The following table shows total stock-based compensation expense for the three and nine months ended September 30, 2015 and 2014, included in the Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Costs of sales	$530,489	$551,322	$1,483,701	$1,222,190
Operating expenses	852,254	786,546	2,514,019	1,872,355
Pre-tax stock-based compensation expense	1,382,743	1,337,868	3,997,720	3,094,545
Less: income tax effect	(539,270)	(521,769)	(1,559,111)	(1,206,873)
Net stock-based compensation expense	$843,473	$816,099	$2,438,609	$1,887,672
The Company's stock-based compensation awards are in the form of restricted stock and performance share awards made pursuant to the Company's 2005 Restricted Stock Plan, 2012 Restricted Stock Plan for Non-Employee Directors, and 2014 Incentive Plan (the "Plans"). As of September 30, 2015, there was $7,742,665 of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans.
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

A summary of restricted stock activity (including shares of restricted stock issued pursuant to the settlement of performance share awards) under the Plans for the nine months ended September 30, 2015 and 2014 is as follows:

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested restricted stock outstanding at beginning of period	160,216	$59.14	153,674	$58.15
Granted	60,850	51.85	49,737	61.63
Performance share awards settled through the issuance of restricted stock	45,844	60.28	—	—
Vested	(60,170)	59.72	(40,737)	59.06
Forfeited	(12,885)	58.06	—	—
Nonvested restricted stock outstanding at end of period	193,855	$57.01	162,674	$58.98
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

A summary of performance share award activity under the 2014 Incentive Plan for the nine months ended September 30, 2015 and 2014 is as follows, based on the target award amounts set forth in the performance share award agreements:

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Performance share awards outstanding at beginning of period	46,541	$60.28	—	$—
Granted	52,364	49.29	46,541	60.28
Forfeited or unearned	(3,590)	51.42	—	—
Performance share awards settled through the issuance of restricted stock	(45,844)	60.28	—	—
Performance share awards outstanding at end of period	49,471	$49.29	46,541	$60.28
9.     FINANCING RECEIVABLES
Short-Term Payment Plans
The Company has sold information and patient care systems to certain healthcare providers under Second Generation Meaningful Use Installment Plans (see below) with maximum contractual terms of three years and expected terms of less than one year and other arrangements requiring fixed monthly payments over terms ranging from three to 12 months ("Fixed Periodic Payment Plans"). These receivables, collectively referred to as short-term payment plans and included in the current portion of financing receivables, were comprised of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Second Generation Meaningful Use Installment Plans, gross	$10,768,301	$15,554,900
Fixed Periodic Payment Plans, gross	1,014,976	2,239,817
Short-term payment plans, gross	11,783,277	17,794,717

Less: allowance for losses	(589,164)	(889,736)
Less: unearned income	—	—
Short-term payment plans, net	$11,194,113	$16,904,981
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
The components of these lease receivables were as follows at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Sales-type leases, gross	$3,721,011	$2,152,218
Less: allowance for losses	(175,812)	(111,450)
Less: unearned income	(204,773)	(63,947)
Sales-type leases, net	$3,340,426	$1,976,821

Future minimum lease payments to be received subsequent to September 30, 2015 are as follows:

2015	$535,440
2016	1,454,066
2017	1,006,769
2018	379,153
2019	315,346
Thereafter	30,237

Total minimum lease payments to be received	3,721,011
Less: unearned income	(204,773)

Lease receivables, net	$3,516,238

Credit Quality of Financing Receivables and Allowance for Credit Losses
The following table is a roll-forward of the allowance for financing credit losses for the nine months ended September 30, 2015 and year ended December 31, 2014:

	Balance at Beginning of Period	Provision	Charge-offs	Recoveries	Balance at End of Period
September 30, 2015	$1,001,186	$346,895	$(583,105)	$—	$764,976
December 31, 2014	$1,365,190	$(349,280)	$(14,724)	$—	$1,001,186
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
Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. To facilitate customer collection and credit monitoring efforts, financing receivable amounts are invoiced and reclassified to trade accounts receivable when they become due, with all invoiced amounts placed on nonaccrual status. As a result, all past due amounts related to the Company’s financing receivables are included in trade accounts receivable in the accompanying Condensed Consolidated Balance Sheets. The following is an analysis of the age of financing receivables amounts (excluding short-term payment plans) that have been reclassified to trade accounts receivable and were past due as of September 30, 2015 and December 31, 2014:

	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due
September 30, 2015	$206,952	$23,814	$7,321	$238,087
December 31, 2014	$161,160	$16,978	$10,072	$188,210
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

	September 30, 2015	December 31, 2014
Customer balances with amounts reclassified to trade accounts receivable that are:
1 to 90 Days Past Due	$1,235,254	$361,303
91 to 180 Days Past Due	—	349,721
181 + Days Past Due	—	27,500
Total customer balances with past due amounts reclassified to trade accounts receivable	$1,235,254	$738,524
Total customer balances with no past due amounts reclassified to trade accounts receivable	2,280,984	1,349,747
Total financing receivables with contractual maturities of one year or less	11,783,277	17,794,717
Less: allowance for losses	(764,976)	(1,001,186)
Total financing receivables	$14,534,539	$18,881,802
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
The fair values of the Company’s available-for-sale securities are based on matrix pricing for the periods ended September 30, 2015 and December 31, 2014, which uses observable market-based inputs (such as benchmark yields) in addition to quoted prices in active markets to derive fair values. As a result, these inputs are classified as Level 2 within the fair value hierarchy. We generally apply fair value techniques on a non-recurring basis associated with (1) valuing potential impairment loss related to financing receivables accounted for pursuant to Codification topic, Leases, and (2) valuing potential impairment loss related to long-lived assets accounted for pursuant to Codification topic, Property, Plant and Equipment, when events or circumstances indicate a possible impairment.
The following tables summarize the carrying amounts and fair values of certain assets and liabilities at September 30, 2015 and December 31, 2014:

		Fair Value at September 30, 2015 Using
		Quoted Prices in
	Carrying	Active Markets for	Significant Other	Significant
	Amount at	Identical Assets	Observable Inputs	Unobservable Inputs
	9/30/2015	(Level 1)	(Level 2)	(Level 3)
Description
Available-for-sale securities
Short-term investments (money market funds and accrued income)	$246,471	$—	$246,471	$—
Obligations of U.S. Treasury, U.S. government corporations and agencies	1,941,738	—	1,941,738	—
Mortgage-backed securities	59,813	—	59,813	—
Certificates of deposit	1,996,922	—	1,996,922	—
Corporate debt securities	6,588,325	—	6,588,325	—
Total available-for-sale securities	$10,833,269	$—	$10,833,269	$—

		Fair Value at December 31, 2014 Using
		Quoted Prices in
	Carrying	Active Markets for	Significant Other	Significant
	Amount at	Identical Assets	Observable Inputs	Unobservable Inputs
	12/31/2014	(Level 1)	(Level 2)	(Level 3)
Description
Available-for-sale securities
Short-term investments (money market funds and accrued income)	$94,595	$—	$94,595	$—
Obligations of U.S. Treasury, U.S. government corporations and agencies	2,020,786	—	2,020,786	—
Mortgage-backed securities	69,532	—	69,532	—
Certificates of deposit	1,975,245	—	1,975,245	—
Corporate debt securities	6,542,968	—	6,542,968	—
Total available-for-sale securities	$10,703,126	$—	$10,703,126	$—
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
12.     RECENT ACCOUNTING PRONOUNCEMENTS
New Accounting Standards Adopted in 2015
There were no new standards required to be adopted during the nine months ended September 30, 2015 that are expected to have a material impact on our financial statements.
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
13.     SUBSEQUENT EVENTS
On October 29, 2015, the Company announced a dividend for the third quarter of 2015 in the amount of $0.64 per share, payable on November 27, 2015, to stockholders of record as of the close of business on November 12, 2015.

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
Management Overview
Historically we have primarily sought revenue growth through sales of healthcare information technology systems and related services to existing and new customers within our historic target market. Despite the contraction in overall revenues during the first nine months of 2015, our strategy has produced consistent revenue growth over the long-term, as reflected in five- and ten-year compounded annual growth rates in revenues of approximately 9.9% and 9.5%, respectively, as of the end of our most recently completed fiscal year. Selling new and additional products and services to our existing customer base is an important part of CPSI’s future revenue growth. We believe that as our customer base grows, the demand for additional products and services, including business management, consulting and managed IT services, will also continue to grow, supporting further increases in recurring revenues. We also expect to drive revenue growth from new product development that we may generate from our research and development activities.
In addition to revenue growth, our business model is focused on earnings growth. Once a hospital has installed our system, we continue to provide support and maintenance services to the customer on an ongoing basis. These services are typically provided by the same personnel who perform our system installations but at a reduced cost to us, and therefore at an increased gross margin. We also look to increase margins through cost containment measures where appropriate. For example, during 2015 we have allowed natural workforce attrition to run its course within our system implementation employee base, selectively attempting to retain or replace only those positions considered by management to be critical to our continuing needs. Additionally, during the third quarter of 2015 we instituted a one-time, voluntary severance program offering those employees meeting certain predetermined criteria severance packages involving continuing periodic cash payments and healthcare benefits for varying periods, depending upon the individual's years of service with the Company. Lastly, we have instituted several changes related to our employee benefits offerings, including a spousal carve-out for healthcare benefits that will take effect on January 1, 2016.
In January 2013, we announced the formation of TruBridge, a wholly-owned subsidiary of CPSI. TruBridge provides the business management, consulting and managed IT services that historically had been provided by CPSI, with the expectation of expanding both our service offerings and our footprint in this particular marketplace in the future. This strategic initiative has allowed and is expected to continue to allow us to more fully take advantage of the market opportunities in providing such services by facilitating the expansion of our target market to include the entire rural and community hospital market, and not limiting the market for our services to hospitals where CPSI already serves as the primary IT vendor.
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
American Recovery and Reinvestment Act of 2009
While ongoing financial challenges facing healthcare organizations have impacted and are expected to continue to impact the rural and community hospitals that comprise our target market, we believe that the incentives offered by the American Recovery and Reinvestment Act of 2009 (the "ARRA") for the adoption of qualifying EHRs have increased and will continue to support demand for healthcare information technology and will have a positive impact on our business prospects through at least 2017. As of September 30, 2015, incentive payments totaling $31.6 billion have been made to aid healthcare organizations in modernizing their operations through the acquisition and wide-spread use of healthcare information technology. Eligible hospitals can begin receiving these incentive payments in any year from 2011 through 2015, but the total incentive payment is decreased for hospitals that started receiving payments in 2014 and later. Additionally, reimbursements under Medicare have been reduced for those eligible healthcare providers that did not begin to demonstrate meaningful use of an EHR by October 1, 2014.
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
According to the most recently available data reported by the ONC and the Centers for Medicare and Medicaid Services ("CMS"), as of September 30, 2015, CPSI is fourth among all vendors in terms of the number of successful hospital customer attestations for complete EHR systems. As a result of our obtaining the necessary certifications and our track record with our hospital customers successfully achieving meaningful use, the ARRA has had and should continue to have a positive impact on our business and the businesses of the rural and community hospitals that comprise our target market.
The accelerated adoption of EHRs resulting from the ARRA's EHR incentive program has resulted in a narrowing market for new system installations and has accelerated the purchases of incremental applications by our existing customer base to satisfy the current meaningful use rules, thereby narrowing the market for add-on sales to existing customers for stage two-related incremental applications. Despite these narrowing markets, we expect to continue to benefit from the ARRA's EHR incentive program in the medium-to-long term as the expanded requirements for continued eligibility for incentive payments and related payment adjustments for those healthcare providers not in compliance with meaningful use rules are expected to result in both an expanded replacement market for EHRs and additional orders from our existing customer base to purchase incremental applications necessary to satisfy such expanded requirements, particularly as the stage three rules become effective. The stage three requirements will be optional for 2017, with all providers required to comply with the stage three requirements beginning in 2018. However, as the replacement market is not likely to develop rapidly and the market for add-on sales to existing customers for incremental stage three-related applications is not likely to significantly expand until the related stage three rules become effective, our system sales revenues and profitability are expected to be materially and adversely impacted during the short-term. Although we are pursuing other strategic initiatives designed to result in system sales revenue growth in the future in the form of selective expansion into English-speaking international markets, selective expansion within the 100 to 300 bed hospital market and targeted expansion for our ambulatory solutions, there can be no guarantee that such initiatives will prove successful or will benefit the Company in a sufficiently timely fashion to offset the short-term effects of the afore-mentioned narrowing markets.
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
Results of Operations
During the nine months ended September 30, 2015, we generated revenues of $137.9 million from the sale of our products and services, compared to $158.5 million during the nine months ended September 30, 2014, a decrease of 13.0% that is primarily attributed to decreased system sales revenues due to the aforementioned narrowing markets for new system installations and add-on sales to existing customers for stage two-related incremental applications. The impact of these narrowing markets has been further exacerbated by the operating assumption utilized during the majority of 2015 by many hospitals and eligible providers of a full-year reporting period for 2015 for continued participation in the EHR incentive program. Although a three-month reporting period was permitted by CMS for all hospitals and eligible providers to report compliance with meaningful use requirements for federal fiscal 2014, hospitals and eligible providers were originally required to report compliance with meaningful use standards for full federal fiscal 2015. Although CMS finalized a rule in October 2015 shortening the 2015 reporting period to 90 days, the original rule influenced the purchasing decisions of many hospitals and eligible providers throughout the first nine months of 2015, resulting in many healthcare providers delaying the purchase of incremental applications necessary to comply with the 2015 meaningful use requirements until later in 2015 as the opportunity to attest for the 2015 reporting year had effectively lapsed on October 1, 2014. Our net income for the nine months ended September 30, 2015 decreased 42.9% from the first nine months of 2014, while cash flow from operations increased 1.0%, primarily as a result of decreased utilization of Second Generation Meaningful Use Installment Plans in the first nine months of 2015.
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
To achieve the stage one criteria, eligible hospitals are required to meet 14 core objectives and five menu objectives that they select from a total list of 10. Stage two criteria were published in September 2012 and became effective at the beginning of the federal government's 2014 fiscal year (October 1, 2013) and require eligible hospitals to meet 16 core objectives and three menu objectives to be selected from a total list of six. Most of the stage one objectives are core objectives under stage two, but the thresholds that providers must meet to satisfy these objectives for stage two have been raised. The final rule for the stage three criteria issued in October 2015 establishes a single, aligned reporting period for all providers based on the calendar year and simplifies meaningful use reporting requirements to eight objectives that focus on advanced use of EHR technology and quality improvement. The stage three criteria will be optional for 2017 and mandatory for all providers beginning in 2018.
In the first year of participation in the EHR incentive program, eligible hospitals are required to report compliance with stage one requirements for a consecutive 90-day period during the federal government's fiscal year to qualify for incentive payments. For subsequent years, the original rules required eligible hospitals to report compliance with meaningful use standards for a full EHR reporting year. However, for federal fiscal 2014 CMS permitted a one-time three-month reporting period. For eligible hospitals, this three-month reporting period is fixed to the quarter of the federal government's fiscal year. As a result of the 90-day reporting periods associated with these annual compliance periods, in order for eligible hospitals to maximize potential EHR incentive payments and avoid the aforementioned reduction in Medicare reimbursement rates for failure to demonstrate meaningful use of EHR by October 1, 2014, our financial results have been uneven during the term of the ARRA program, with system sales activity relating to the ARRA generally being higher in the first two quarters of our fiscal year and lower in the last two quarters of our fiscal year. Although the original rules required eligible hospitals to report compliance with meaningful use standards for the full 2015 EHR reporting year, CMS issued a final rule in October 2015 to apply a similar shortened reporting period for fiscal 2015 and realign the EHR reporting period to the calendar year (as opposed to the federal fiscal year, which ended on September 30, 2015). The purchasing decisions of many hospitals and eligible providers for the first nine months of 2015 were largely influenced by operating assumptions based on the original rules and many healthcare providers elected to delay the purchase of incremental applications necessary to comply with the 2015 meaningful use requirements until later in federal fiscal 2015 as the opportunity to attest for the 2015 reporting year had effectively lapsed on October 1, 2014. Although the final rule allowing a shortened reporting period for fiscal 2015 (now aligned to the calendar year) provides some relief to healthcare providers, the adoption of this final rule in October 2015 is not expected to significantly benefit our system sales revenues for the remainder of 2015 as 2015 attestations will be based on EHR systems in place prior to October 1, 2015. After 2015, hospitals and eligible providers are required to attest for full calendar years, resulting in an expectation that remaining ARRA-related system sales revenues will experience some level of seasonality, with lower volumes expected in the first two quarters of our fiscal year and higher volumes in the last two quarters of our fiscal year.
First Generation Meaningful Use Installment Plans. During 2012, we included language in certain of our customer license agreements that more evenly matched customers’ anticipated cash inflows under the EHR incentive program with the necessary cash outflows for purchasing our EHR solution ("First Generation Meaningful Use Installment Plans"). Under these arrangements, a customer is required to remit to us Medicare and Medicaid incentive payments (not to exceed the remaining balance under the arrangement) received for adoption of qualifying EHRs upon receipt of such funds, with only nominal payments required until the customer’s receipt of such incentive payments. If no such incentive payments are received by the customer or if such payments are not sufficient to pay the remaining balance under the arrangement, payments continue at contracted nominal amounts until the balance of the contract price is paid in full. EHR incentive payments aside, these nominal payment amounts would result in the overall duration of the payment periods significantly exceeding that of our historical financing arrangements. As a result, revenue from these arrangements is recognized as the amounts become due. As of September 30, 2015, we have remaining accumulated unrecognized revenue of $0.3 million to be recognized as the amounts become due under these contracts, with the entire amount due from a single customer. The final new system installation under a First Generation Meaningful Use Installment Plan was performed during the fourth quarter of 2012, and the Company does not expect to offer such payment terms going forward. As a result, aside from the anticipated recognition of the $0.3 million of accumulated unrecognized revenue as of September 30, 2015, we do not expect First Generation Meaningful Use Installment Plans to have a significant impact on our future financial statements.
Second Generation Meaningful Use Installment Plans. Beginning in the fourth quarter of 2012, we ceased offering First Generation Meaningful Use Installment Plans to our customers, opting instead for license agreements with payment terms that provide us with greater visibility into and control over the customer's meaningful use attestation process and significantly reducing the maximum timeframe over which customers must satisfy their full payment obligations in purchasing our system ("Second Generation Meaningful Use Installment Plans"). Under these arrangements, for the first two years following execution of the contract, a customer is only required to remit to us Medicare and Medicaid incentive payments (not to exceed the remaining balance under the arrangement) received for adoption of a qualifying EHR upon receipt of such funds. Upon the expiration of this two-year period, the remaining balance (if any) is required to be paid in full over a period not to exceed 12 months. As the overall payment period durations of the Second Generation Meaningful Use Installment Plans are consistent with that of our historical system sale financing arrangements, revenues under the Second Generation Meaningful Use Installment Plans are recognized upon installation of our EHR solution. Second Generation Meaningful Use Installment Plans comprised three of the 12 new system installations during the first nine months of 2015, compared to eight of 22 new customer installations during the first nine months of 2014.
In addition to the First Generation Meaningful Use Installment Plans and Second Generation Meaningful Use Installment Plans discussed above, we have historically made financing arrangements available to customers on a case-by-case basis depending upon the various aspects of the proposed contract and customer attributes. These financing arrangements include other short-term payment plans and longer-term lease financing through us or third-party financing companies. Although we expect the overall demand for financing arrangements to continue for the next few years, we expect this demand to be at a lower frequency than in recent years as the demand for Second Generation Meaningful Use Installment Plans wanes due to the mechanics of the ARRA program. As a result, our financing receivables balances are expected to continue to decrease as collections of currently outstanding amounts are expected to exceed additional receivables recorded under such arrangements. For those customers not seeking a financing arrangement, the payment schedule of the typical contract is structured to provide for a scheduling deposit due at contract signing, with the remainder of the contracted fees due at various stages of the installation process (delivery of hardware, installation of software and commencement of training, and satisfactory completion of a monthly accounting cycle or end-of-month operation by and as applicable for each respective application).
We have also historically made our software applications available to customers through "Software as a Service" or "SaaS" configurations, including our Cloud Electronic Health Record ("Cloud EHR") offering. These offerings are attractive to some customers because this configuration allows them to obtain access to advanced software products without a significant initial capital outlay. Although the broader enterprise software marketplace has been experiencing an increasing trend of SaaS arrangements in the past few years, this trend has been slower to develop within our market for new system installations and add-on sales to existing customers. However, the first nine months of 2015 have shown a substantial increase in the prevalence of such arrangements within our system sales arrangements, a trend we expect to continue for the foreseeable future. Unlike our historical perpetual license arrangements under which the related revenue is recognized effectively upon installation, the SaaS arrangements result in revenue being recognized monthly as the services are provided over the term of the arrangement. As a result, the effect of this trend on the Company's financial statements is reduced system sales revenues during the period of installation in exchange for increased recurring periodic revenues (reflected in support and maintenance revenues) over the term of the SaaS arrangement.
The following table sets forth certain items included in our results of operations for the three and nine months ended September 30, 2015 and 2014, expressed as a percentage of our total revenues for these periods (dollar amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
System sales	$9,072	20.3%	$20,756	38.9%	$33,925	24.6%	$61,873	39.0%
Support and maintenance	19,022	42.6%	18,244	34.2%	56,096	40.7%	54,943	34.7%
Business management, consulting and managed IT services	16,523	37.0%	14,327	26.9%	47,922	34.7%	41,659	26.3%
Total sales revenues	44,617	100.0%	53,327	100.0%	137,943	100.0%	158,475	100.0%
Costs of sales:
System sales	9,726	21.8%	11,087	20.8%	30,177	21.9%	33,573	21.2%
Support and maintenance	6,654	14.9%	7,454	14.0%	20,656	15.0%	21,955	13.9%
Business management, consulting and managed IT services	10,626	23.8%	9,526	17.9%	30,517	22.1%	28,073	17.7%
Total costs of sales	27,006	60.5%	28,067	52.6%	81,350	59.0%	83,601	52.8%
Gross profit	17,611	39.5%	25,260	47.4%	56,593	41.0%	74,874	47.2%
Operating expenses:
Sales and marketing	3,002	6.7%	3,561	6.7%	9,306	6.7%	11,159	7.0%
General and administrative	10,348	23.2%	7,524	14.1%	26,806	19.4%	23,483	14.8%
Total operating expenses	13,350	29.9%	11,085	20.8%	36,112	26.2%	34,642	21.9%
Operating income	4,261	9.6%	14,175	26.6%	20,481	14.8%	40,232	25.4%
Other income:
Other income	137	0.3%	69	0.1%	335	0.2%	94	0.1%
Total other income	137	0.3%	69	0.1%	335	0.2%	94	0.1%
Income before taxes	4,398	9.9%	14,244	26.7%	20,816	15.1%	40,326	25.4%
Provision for income taxes	859	1.9%	4,889	9.2%	5,866	4.3%	14,150	8.9%
Net income	$3,539	7.9%	$9,355	17.5%	$14,950	10.8%	$26,176	16.5%

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014
Revenues. Total revenues for the three months ended September 30, 2015 decreased 16.3%, or $8.7 million, compared to the three months ended September 30, 2014. This was largely attributed to an $11.7 million decrease in system sales revenues due to the aforementioned narrowing market for new system installations and add-on sales to existing customers for stage two-related incremental applications, further exacerbated by the aforementioned delayed purchasing decisions caused by the original (pre-October 2015) requirement for a full-year reporting period for 2015 meaningful use attestation. The decrease in system sales revenues was partially offset by a combined $3.0 million increase in support and maintenance revenues and business management, consulting and managed IT services revenues due to a larger customer base and increased applications within that customer base requiring support and maintenance services, as well as increased demand for and market acceptance of our business management, consulting and managed IT services, coupled with selective expansion of our service offerings within these service categories.
System sales revenues decreased by 56.3%, or $11.7 million, from the third quarter of 2014. The accelerated adoption of EHRs resulting from the ARRA's EHR incentive program has resulted in a narrowing market for new system installations and has accelerated the purchase of incremental applications by our existing customer base to satisfy the current meaningful use rules, thereby narrowing the market for add-on sales to existing customers for stage two-related incremental applications. Consequently, we experienced a significant decrease in new system installations, as we completed financial and patient accounting system installations at four new hospital clients during the third quarter of 2015 (two of which were under Cloud EHR or other SaaS arrangements) compared to nine during the third quarter of 2014 (none of which were under Cloud EHR or other SaaS arrangements). This decrease in the number of new system installations resulted in decreased new customer installation revenues of 87.1%, or $4.4 million. Similarly, add-on sales to existing customers, which accounted for 91.4% of our system sales revenues during the third quarter of 2015 compared to 70.6% during the third quarter of 2014, decreased 43.4%, or $6.4 million. In addition to the combined $10.8 million decrease in new customer installation revenues and add-on sales to existing customers, the third quarter of 2014 benefited from revenue recognized related to amounts that had previously been deferred (as required by GAAP) related to beta installations of certain of our software applications. These applications became generally available during the third quarter of 2014, resulting in $0.3 million of revenue during the third quarter of 2014, with no such activity during the third quarter of 2015. Lastly, we experienced a $0.1 million decrease in revenue recognized under First Generation Meaningful Use Installment Plans. Under these arrangements, for which the related installations were completed during 2012, a substantial majority of the consideration is not received or revenue recognized until the customers successfully achieve "meaningful use" designation and receive related stage one ARRA incentive payments. These arrangements resulted in less than $0.1 million and $0.2 million of revenue recognized (net of additional unrecognized revenue accumulated) during the third quarters of 2015 and 2014, respectively.
Support and maintenance revenues increased by 4.3%, or $0.8 million, from the third quarter of 2014, due to an increase in recurring revenues as a result of a larger customer base, an increase in support fees for add-on business sold to existing customers, and an increase in support rates from contractually agreed upon Consumer Price Index ("CPI") rate increases.
Business management, consulting and managed IT services revenues increased by 15.3%, or $2.2 million, from the third quarter of 2014. Our hospital clients operate in an environment typified by rising costs and increased complexity and are increasingly seeking to alleviate themselves of the ever increasing administrative burden of operating their own business office functions, resulting in an expanded customer base for our private pay services (increasing 3.6%, or $0.1 million) and accounts receivable management services (increasing 35.1%, or $1.5 million). Of the $1.5 million increase in revenues related to our accounts receivable management services, $0.5 million is directly attributable to a newly introduced fee arrangement with two hospital clients whereby our fees, instead of calculated as a percentage of collections, are determined as a function of our success or failure in generating periodic cash collections as compared to a mutually agreed upon, predetermined target amount. Additionally, the continued expansion and growth of our recently introduced service offerings have resulted in increased demand for our revenue cycle management consulting services and health information management consulting services (increasing a combined 64.9%, or $0.2 million), and cloud computing services (a component of managed IT services, increasing 11.8%, or $0.1 million). Lastly, the continued maturation of medical coding services (a component of consulting services), introduced in the fourth quarter of 2013, resulted in revenues of $0.6 million during the third quarter of 2015 compared to only $0.2 million in the third quarter of 2014.
Costs of Sales. Total costs of sales decreased by 3.8%, or $1.1 million, from the third quarter of 2014. As a percentage of total revenues, costs of sales increased to 60.5% from 52.6%.
Costs of system sales decreased by 12.3%, or $1.4 million, from the third quarter of 2014. The decrease in costs of system sales was primarily due to a decrease in travel costs of 30.1%, or $0.7 million, as a result of the decrease in new system installations and add-on sales. Payroll and related expenses decreased 10.5%, or $0.6 million, as a result of natural workforce attrition over the trailing twelve months. The gross margin on system sales decreased to negative 7.2% in the third quarter of

2015 from 46.6% in the third quarter of 2014, as the significant decline in system sales revenues coupled with a heavily fixed cost structure have resulted in significant margin deterioration. Excluding the net effect on revenue resulting from First Generation Meaningful Use Installment Plans (which were used by the Company in 2012) and the deferral of the related cost of equipment, the adjusted gross margin on system sales (as hereinafter defined in the "Non-GAAP Financial Measures" section below) decreased to negative 7.7% in the third quarter of 2015 from 46.2% in the third quarter of 2014. The table below summarizes the major components of costs of system sales as a percentage of system sales revenues:

	Three Months Ended
	September 30, 2015	September 30, 2014
Payroll and related expenses	59.2%	30.4%
Travel expenses	17.4%	10.9%
Cost of equipment	10.9%	5.8%
Excluding the net effect on revenue and cost of equipment resulting from First Generation Meaningful Use Installment Plans, payroll and related expenses, travel expense, and adjusted cost of equipment (as hereinafter defined in the "Non-GAAP Financial Measures" section below) would represent 59.5%, 17.5% and 10.3%, respectively, of adjusted system sales (as hereinafter defined in the "Non-GAAP Financial Measures" section below) for the third quarter of 2015, compared to 30.7%, 11.0% and 5.8%, respectively, for the third quarter of 2014. Please see the tables set forth below under the caption "Non-GAAP Financial Measures" for a reconciliation of each of these non-GAAP financial measures to the comparable financial measure determined in accordance with GAAP.
Costs of support and maintenance decreased 10.7%, or $0.8 million, primarily due to a decrease in payroll and related costs as a result of natural workforce attrition. The gross margin on support and maintenance revenues increased to 65.0% in the third quarter of 2015 from 59.1% in the third quarter of 2014.
Our costs associated with business management, consulting and managed IT services increased 11.6%, or $1.1 million, with the largest contributing factor being an increase in payroll and related costs of 13.1%, or $0.7 million, as a result of adding more employees during the trailing twelve months in order to support and develop our growing customer base and increase capacity in advance of anticipated future increases in demand. For similar reasons, we have experienced an increase in temporary labor costs of 32.9%, or $0.2 million. The gross margin on these services increased to 35.7% in the third quarter of 2015 from 33.5% in the third quarter of 2014.
Sales and Marketing Expenses. Sales and marketing expenses decreased 15.7%, or $0.6 million, from the third quarter of 2014. This decrease is primarily attributable to a decrease in commission expense of 52.2%, or $0.8 million, due to decreased revenue from new customer installations and add-on sales. The decrease in commission expense was partially offset by increased expenses associated with our exploratory efforts within the Canadian EHR market.
General and Administrative Expenses. General and administrative expenses increased 37.6%, or $2.8 million, from the third quarter of 2014, mostly due to $2.0 million of severance expense related to a one-time voluntary termination program instituted by the Company during the third quarter of 2015. We also experienced a $0.9 million increase in bad debt expense, driven primarily by severe collectability determinations regarding two customers, one of which filed for bankruptcy during the third quarter of 2015 and one of which closed their facility during the third quarter of 2015. There were no such collectability determinations of similar magnitude during the third quarter of 2014.
As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses increased to 29.9% in the third quarter of 2015 compared to 20.8% in the third quarter of 2014.
As a result of the foregoing factors, income before taxes decreased by 69.1%, or $9.8 million, from the third quarter of 2014.
Income Taxes. Our effective income tax rate for the three-month periods ended September 30, 2015 and 2014 was 19.5% and 34.3%, respectively. This decrease in effective income tax rate was primarily due to beneficial adjustments in the amount of $0.3 million recorded during the third quarter of 2015 related to our reserves for uncertain tax positions, benefiting our effective tax rate by 7.6%. The federal returns for tax years 2007 through 2009 were previously under examination by the Internal Revenue Service ("IRS"), primarily in relation to research credits claimed on those returns. The IRS completed its examination of our 2007 through 2009 federal returns during the third quarter of 2015, resulting in enhanced clarity regarding the sustainability of our uncertain tax positions for those tax years. The completion of this examination prompted a beneficial change in our measurement of reserves for uncertain tax positions. Additionally, the recognition of provision-to-return adjustments resulted in beneficial adjustments in the amount of $0.3 million during the third quarter of 2015, compared to $0.2 million of such adjustments recorded during the third quarter of 2014. Because of the substantial decline in income before taxes during the third quarter of 2015 from the third quarter of 2014, these provision-to-return adjustments benefited our effective tax rate by 6.7% during the third quarter of 2015 compared to only 1.1% during the third quarter of 2014.
Net Income. Net income for the three months ended September 30, 2015 decreased by 62.2%, or $5.8 million, to $3.5 million, or $0.31 per basic and diluted share, compared with net income of $9.4 million, or $0.83 per basic and diluted share, for the three months ended September 30, 2014. Net income represented 7.9% of revenue for the three months ended September 30, 2015, compared to 17.5% of revenue for the three months ended September 30, 2014.
Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014
Revenues. Total revenues for the nine months ended September 30, 2015 decreased 13.0%, or $20.5 million, compared to the nine months ended September 30, 2014. This was largely attributed to a $27.9 million decrease in system sales revenues due to the aforementioned narrowing markets for new system installations and add-on sales to existing customers for stage two-related incremental applications, further exacerbated by the aforementioned delayed purchasing decisions caused by the original (pre-October 2015) requirement for a full-year reporting period for 2015 meaningful use attestation. The decrease in system sales revenues was partially offset by a combined $7.4 million increase in support and maintenance revenues and business management, consulting and managed IT services revenues due to a larger customer base and increased applications within that customer base requiring support and maintenance services, as well as increased demand for and market acceptance of our business management, consulting and managed IT services, coupled with selective expansion of our service offerings within these service categories.
System sales revenues decreased by 45.2%, or $27.9 million, from the first nine months of 2014. The accelerated adoption of EHRs resulting from the ARRA's EHR incentive program has resulted in a narrowing market for new system installations and has accelerated the purchase of incremental applications by our existing customer base to satisfy the current meaningful use rules, thereby narrowing the market for add-on sales to existing customers for stage two-related incremental applications. Consequently, we experienced a significant decrease in new system installations during the first nine months of 2015, as we completed financial and patient accounting system installations at 12 new hospital clients during the first nine months of 2015 (five of which were under Cloud EHR or other SaaS arrangements) compared to 22 during the first nine months of 2014 (two of which were under Cloud EHR or other SaaS arrangements). This decrease in the number of new system installations resulted in decreased new customer installation revenues of 40.3%, or $5.6 million. Similarly, add-on sales to existing customers, which accounted for 68.5% of our system sales revenues during the first nine months of 2015 compared to 72.5% during the first nine months of 2014, decreased 48.3%, or $21.7 million. Additionally, we experienced a $1.1 million decrease in revenue recognized under First Generation Meaningful Use Installment Plans. Under these arrangements, for which the related installations were completed during 2012, a substantial majority of the consideration is not received or revenue recognized until the customers successfully achieve "meaningful use" designation and receive related stage one ARRA incentive payments. These arrangements resulted in $0.2 million and $1.3 million of revenue recognized (net of additional unrecognized revenue accumulated) during the first nine months of 2015 and 2014, respectively.
Support and maintenance revenues increased by 2.1%, or $1.2 million, from the first nine months of 2014, due to an increase in recurring revenues as a result of a larger customer base, an increase in support fees for add-on business sold to existing customers, and an increase in support rates from contractually agreed upon CPI rate increases.
Business management, consulting and managed IT services revenues increased by 15.0%, or $6.3 million, from the first nine months of 2014. Our hospital clients operate in an environment typified by rising costs and increased complexity, and are increasingly seeking to alleviate themselves of the ever increasing administrative burden of operating their own business office functions, resulting in an expanded customer base for our private pay services (increasing 5.1%, or $0.5 million) and accounts receivable management services (increasing 32.7%, or $3.9 million). Of the $3.9 million increase in revenues related to our accounts receivable management services, $1.2 million is directly attributable to a newly introduced fee arrangement with two hospital clients whereby our fees, instead of calculated as a percentage of collections, are determined as a function of our success or failure in generating periodic cash collections as compared to a mutually agreed upon, predetermined target amount. Additionally, the continued expansion and growth of our recently introduced service offerings have resulted in increased demand for our revenue cycle management consulting services and health information management consulting services (increasing a combined 67.5%, or $0.6 million), and cloud computing services (a component of managed IT services, increasing 19.6%, or $0.2 million). Lastly, the continued maturation of medical coding services (a component of consulting services), introduced in the fourth quarter of 2013, resulted in revenues of $1.4 million during the first nine months of 2015 compared to only $0.6 million in the first nine months of 2014.
Costs of Sales. Total costs of sales decreased by 2.7%, or $2.3 million, from the first nine months of 2014. As a percentage of total revenues, costs of sales increased to 59.0% from 52.8%.

Costs of system sales decreased by 10.1%, or $3.4 million, from the first nine months of 2014. The decrease in costs of system sales was primarily due to a decrease in travel costs of 31.4%, or $2.3 million, as a result of the decrease in new system installations and add-on sales. Payroll and related expenses decreased 6.6%, or $1.2 million, as a result of natural workforce attrition. The gross margin on system sales decreased to 11.1% in the first nine months of 2015 from 45.7% in the first nine months of 2014, as the significant decline in system sales revenues coupled with a heavily fixed cost structure have resulted in significant margin deterioration. Excluding the net effect on revenue resulting from First Generation Meaningful Use Installment Plans (which were used by the Company in 2012) and the deferral of the related cost of equipment, the adjusted gross margin on system sales (as hereinafter defined in the "Non-GAAP Financial Measures" section below) decreased to 10.6% in the first nine months of 2015 from 44.6% in the first nine months of 2014. The table below summarizes the major components of costs of system sales as a percentage of system sales revenues:

	Nine Months Ended
	September 30, 2015	September 30, 2014
Payroll and related expenses	49.4%	30.1%
Travel expenses	14.6%	11.6%
Cost of equipment	11.1%	5.7%
Excluding the net effect on revenue and cost of equipment resulting from First Generation Meaningful Use Installment Plans, payroll and related expenses, travel expense, and adjusted cost of equipment (as hereinafter defined in the "Non-GAAP Financial Measures" section below) would represent 49.7%, 14.6% and 10.6%, respectively, of adjusted system sales (as hereinafter defined in the "Non-GAAP Financial Measures" section below) for the first nine months of 2015, compared to 30.8%, 11.9% and 5.8%, respectively, for the first nine months of 2014. Please see the tables set forth below under the caption "Non-GAAP Financial Measures" for a reconciliation of each of these non-GAAP financial measures to the comparable financial measure determined in accordance with GAAP.
Costs of support and maintenance decreased 5.9%, or $1.3 million, primarily due to a decrease in server-expansion expenditures and decreased payroll and related costs as a result of natural workforce attrition. The gross margin on support and maintenance revenues increased to 63.2% in the first nine months of 2015 from 60.0% in the first nine months of 2014.
Our costs associated with business management, consulting and managed IT services increased 8.7%, or $2.4 million, with the largest contributing factor being an increase in payroll and related costs of 8.6%, or $1.3 million, as a result of adding more employees during the trailing twelve months in order to support and develop our growing customer base and increase capacity in advance of anticipated future increases in demand. Stock-based compensation expense increased by $0.2 million as a result of additional grants of restricted stock to our executive officers and certain key employees during the trailing twelve months. Rent expense increased $0.1 million, mostly as a result of the opening of our Frackville, Pennsylvania location in January 2015. Commission expense increased 16.8%, or $0.3 million, as a result of increased revenues. Lastly, expenses associated with our medical coding services increased $0.2 million due to increased recruiting efforts in order to accommodate rapidly increasing demand. The gross margin on these services increased to 36.3% in the first nine months of 2015 from 32.6% in the first nine months of 2014.
Sales and Marketing Expenses. Sales and marketing expenses decreased 16.6%, or $1.9 million, from the first nine months of 2014. This decrease is primarily attributable to a decrease in commission expense of 50.2%, or $2.3 million, due to decreased revenue from new system installations and add-on sales. The decrease in commission expense was partially offset by a $0.3 million increase in stock-based compensation expense as a result of additional grants of restricted stock to our executive officers and certain key employees during the trailing twelve months.
General and Administrative Expenses. General and administrative expenses increased 14.2%, or $3.3 million, from the first nine months of 2014, mostly due to $2.0 million of severance expense related to a one-time voluntary termination program instituted by the Company during the third quarter of 2015. Costs associated with healthcare benefits offered to our employees increased $1.6 million mostly due to increases in both the volume and severity of insurance claims made on behalf of participants in our self-insurance healthcare plan and the expanded utilization of on-site health clinics, which were added as a benefit to our employees beginning in the fourth quarter of 2013. Legal and accounting fees increased $0.7 million due to one-time, nonrecurring charges. The combined $4.3 million increase in severance expense, costs associated with healthcare benefits offered to our employees, and legal and accounting fees has been partially offset by a $0.5 million decrease in costs related to our incentive bonus program for certain members of management as profitability growth deteriorated from the first nine months of 2014 to the first nine months of 2015. Additionally, increased earned-time-off utilization has resulted in a $0.4 million decrease in payroll and related expenses, as we have instituted changes in our earned-time-off policy during the first nine months of 2015 that lower the maximum amount of earned-time-off an employee will be allowed to carry over from 2015 to 2016. This policy change has provided our employees with an added incentive to fully utilize existing earned-time-off balances throughout 2015 in order to avoid forfeiture of earned-time-off at the conclusion of 2015.
As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses increased to 26.2% in the first nine months of 2015 compared to 21.9% in the first nine months of 2014.
As a result of the foregoing factors, income before taxes decreased by 48.4%, or $19.5 million, from the first nine months of 2014.
Income Taxes. Our effective income tax rate for the nine-month periods ended September 30, 2015 and 2014 was 28.2% and 35.1%, respectively. This decrease in effective income tax rate was primarily due to beneficial adjustments in the amount of $1.2 million recorded during the first nine months of 2015 related to our reserves for uncertain tax positions, benefiting our effective tax rate by 5.9%. The federal returns for tax years 2004 through 2009 were previously under examination by the IRS, primarily in relation to research credits claimed on those returns. The IRS completed these examinations during the first nine months of 2015, resulting in enhanced clarity regarding the sustainability of our uncertain tax positions for all years. The completion of these examinations prompted a beneficial change in our measurement of reserves for uncertain tax positions. Additionally, the recognition of provision-to-return adjustments resulted in beneficial adjustments in the amount of $0.3 million during the first nine months of 2015, compared to $0.2 million of such adjustments recorded during the first nine months of 2014. Because of the substantial decline in income before taxes during the first nine months of 2015 from the first nine months of 2014, these provision-to-return adjustments benefited our effective tax rate by 1.4% during the first nine months of 2015 compared to only 0.4% during the first nine months of 2014.
Net Income. Net income for the nine months ended September 30, 2015 decreased by 42.9%, or $11.2 million, to $15.0 million, or $1.32 per basic and diluted share, compared with net income of $26.2 million, or $2.34 per basic and diluted share, for the nine months ended September 30, 2014. Net income represented 10.8% of revenue for the nine months ended September 30, 2015, compared to 16.5% of revenue for the nine months ended September 30, 2014.
Liquidity and Capital Resources
As of September 30, 2015, we had $27.6 million in cash and cash equivalents and $10.8 million in investments. Management believes that cash and investments plus cash generated from our normal operating activities should be adequate to fund our business through at least the next twelve months. Our principal source of liquidity has been cash provided by operating activities. Cash provided by operating activities has been used primarily to fund the growth of our business and return cash to our stockholders in the form of dividends. We believe that paying dividends is an effective way of providing an investment return to our stockholders and a beneficial use of our cash. However, the declaration of dividends by CPSI is subject to the discretion of our Board of Directors. Our Board of Directors will continue to take into account such matters as general business conditions, our financial results and such other factors as our Board of Directors may deem relevant.
Net cash provided by operating activities for the nine months ended September 30, 2015 was $26.3 million, compared to $26.1 million for the nine months ended September 30, 2014. This 1.0% increase in net cash provided by operating activities occurred despite a 42.9% decrease in net income from the nine months ended September 30, 2014 to the nine months ended September 30, 2015, mostly due to the timing of cash collections on previously existing Second Generation Meaningful Use Installment Plans coupled with the continued decreasing prevalence of Second Generation Meaningful Use Installment Plans within the population of system sales revenues. Although the customer demand for financing arrangements is expected to continue during the next twelve months (albeit at a lower frequency than in recent years), the waning demand for Second Generation Meaningful Use Installment Plans has resulted in more sporadic customer demand for financing arrangements. This sporadic demand for financing arrangements could result in increases in our financing receivables in future periods which, although offset by periodic collections of previously outstanding amounts, could temporarily have a negative impact on our net cash provided by operating activities.
Net cash used in investing activities totaled $0.6 million for the nine months ended September 30, 2015, compared to $0.8 million for the nine months ended September 30, 2014. We used cash for the purchase of $0.4 million of property and equipment during the first nine months of 2015, mostly related to increasing storage capacity at our off-site server locations and the continued build-out of our new location in Frackville, Pennsylvania. We do not anticipate the need for significant capital expenditures during the remainder of 2015.
Net cash used in financing activities totaled $21.9 million for the nine months ended September 30, 2015, compared to $19.0 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, we increased our dividend rate 12.3% to $0.64 per share from $0.57 per share.

Our days sales outstanding, which represents the average collection time for accounts receivable, for the nine months ended September 30, 2015 and 2014 were 46 and 44 days, respectively.
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
Backlog
Backlog consists of revenues we reasonably expect to recognize over the next 12 months under existing contracts, excluding amounts to be recognized in subsequent periods related to First Generation Meaningful Use Installment Plans. The revenues to be recognized may relate to a combination of one-time fees for system sales and recurring fees for support and maintenance, business management, consulting and managed IT services. As of September 30, 2015, we had a twelve-month backlog of approximately $34.2 million in connection with non-recurring system purchases and approximately $136.5 million in connection with recurring payments under support and maintenance, Cloud EHR contracts, business management, consulting and managed IT services. As of September 30, 2014, we had a twelve-month backlog of approximately $44.2 million in connection with non-recurring system purchases and approximately $121.6 million in connection with recurring payments under support and maintenance, business management, consulting and managed IT services.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements, as defined by Item 303(a)(4) of SEC Regulation S-K, as of September 30, 2015.
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
In our Annual Report on Form 10-K for the year ended December 31, 2014, we identified our critical accounting polices related to revenue recognition, allowance for doubtful accounts, allowance for credit losses and estimates. There have been no significant changes to these critical accounting policies during the three months ended September 30, 2015.
Non-GAAP Financial Measures
We have included in the discussion under the captions "Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014" and "Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014" above financial measures that were not prepared in accordance with GAAP. Any analysis of non-GAAP financial measures should be made only in conjunction with results presented in accordance with GAAP. Below, we define each of these non-GAAP financial measures, provide a reconciliation of each non-GAAP financial measure to the most directly comparable financial measure calculated in accordance with GAAP, and discuss the reasons that we believe this information is useful to management and may be useful to investors.
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
Set forth below are reconciliations of adjusted gross margin on system sales, adjusted cost of equipment, and adjusted system sales to the comparable financial measures calculated in accordance with GAAP (dollar amounts in thousands):
Adjusted Gross Margin on System Sales

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Gross (loss) margin on system sales	$(654)	$9,669	$3,748	$28,299
Add: Unrecognized revenue accumulated related to First Generation Meaningful Use Installment Plans	—	—	—	11
Less: Revenue recognized related to First Generation Meaningful Use Installment Plans	(45)	(169)	(201)	(1,300)
Less: Deferred cost of equipment related to First Generation Meaningful Use Installment Plans	—	—	—	—
Add: Amortization of deferred cost of equipment related to First Generation Meaningful Use Installment Plans	—	10	40	37
Adjusted gross (loss) margin on system sales	$(699)	$9,510	$3,587	$27,047
Adjusted Cost of Equipment

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Cost of equipment	$931	$1,205	$3,610	$3,537
Add: Deferred cost of equipment related to First Generation Meaningful Use Installment Plans	—	—	—	—
Less: Amortization of deferred cost of equipment related to First Generation Meaningful Use Installment Plans	—	(10)	(40)	(37)
Adjusted cost of equipment	$931	$1,195	$3,570	$3,500

Adjusted System Sales

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
System sales	$9,072	$20,756	$33,925	$61,873
Add: Unrecognized revenue accumulated related to First Generation Meaningful Use Installment Plans	—	—	—	11
Less: Revenue recognized related to First Generation Meaningful Use Installment Plans	(45)	(169)	(201)	(1,300)
Adjusted system sales	$9,027	$20,587	$33,724	$60,584

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk relates primarily to the potential change in the value of our investment portfolio as a result of fluctuations in interest rates. The primary purpose of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk of loss. As of September 30, 2015, our investment portfolio consisted of a variety of financial instruments, primarily including, but not limited to, money market securities and high quality government and corporate obligations. It is our intent to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We do not hold financial instruments for trading or other speculative purposes. The securities in our investment portfolio are classified as available-for-sale and, consequently, are recorded on our balance sheet at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in stockholders’ equity.
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

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of September 30, 2015:

	Aggregate Fair Value	Weighted Average Interest Rate
Cash and Cash Equivalents:
Cash and cash equivalents	$27,632,714	—%
Short-Term Investments: (1)
Accrued income	$45,284	—%
Money market funds	201,187	0.14%
Obligations of the U.S. Treasury, U.S government corporations and agencies	790,728	0.38%
Corporate debt securities	1,229,445	2.19%
Total short-term investments	$2,266,644
Long-Term Investments: (2)
Obligations of the U.S. Treasury, U.S government corporations and agencies	$1,151,010	1.44%
Mortgage backed securities	59,813	1.63%
Certificates of deposit	1,996,922	1.85%
Corporate debt securities	5,358,880	2.37%
Total long-term investments	$8,566,625

(1)	Reflects instruments with a contractual maturity of less than one year.

(2)	Reflects instruments with a contractual maturity of one year or more.
As of September 30, 2015, the Company had no borrowings and, therefore, is not subject to interest rate risks related to debt instruments.

Item 4.	Controls and Procedures.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3 to CPSI’s Current Report on Form 8-K dated October 28, 2013 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Form 10-Q for the period ended September 30, 2015

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Date: November 6, 2015	By:	/s/ J. BOYD DOUGLAS
J. Boyd Douglas
President and Chief Executive Officer

Date: November 6, 2015	By:	/S/ DAVID A. DYE
David A. Dye
Chief Financial Officer

Exhibit Index

No.	Exhibit

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3 to CPSI’s Current Report on Form 8-K dated October 28, 2013 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Form 10-Q for the period ended September 30, 2015