Form 10-K
period 2015-12-31
COMPUTER PROGRAMS & SYSTEMS INC
filed 2016-03-14
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
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
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant at June 30, 2015 was $507,263,446.
As of March 11, 2016 the registrant had outstanding 13,425,001 shares of its common stock.
DOCUMENTS INCORPORATED BY REFERENCE IN THIS FORM 10-K:
Portions of the definitive Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this report to the extent described herein.

*	Portions of the definitive Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this report to the extent described herein.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified generally by the use of forward-looking terminology and words such as "expects," "anticipates," "estimates," "believes," "predicts," "intends," "plans," "potential," "may," "continue," "should," "will" and words of comparable meaning. Without limiting the generality of the preceding statement, all statements in this Annual Report relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and future financial results are forward-looking statements. We caution investors that any such forward-looking statements are only predictions and are not guarantees of future performance. Certain risks, uncertainties and other factors may cause actual results to differ materially from those projected in the forward-looking statements. Such factors may include:

•
overall business and economic conditions affecting the healthcare industry, including the potential effects of the federal healthcare reform legislation enacted in 2010, and implementing regulations, on the businesses of our hospital customers;

•
government regulation of our products and services and the healthcare and health insurance industries, including changes in healthcare policy affecting Medicare and Medicaid reimbursement rates and qualifying technological standards;

•	changes in customer purchasing priorities, capital expenditures and demand for information technology systems;

•	saturation of our target market and hospital consolidations;

•	general economic conditions, including changes in the financial and credit markets that may affect the availability and cost of credit to us or our customers;

•	our substantial indebtedness, and our ability to incur additional indebtedness in the future;

•	our inability to generate sufficient cash in order to meet our debt service obligations;

•	restrictions on our current and future operations because of the terms of our senior secured credit facilities;

•	market risks related to interest rate changes;

•
our ability to successfully integrate the businesses of Healthland Inc., American HealthTech, Inc., and Rycan Technologies, Inc. with our business and the inherent risks associated with any potential future acquisitions;

•	competition with companies that have greater financial, technical and marketing resources than we have;

•	failure to develop new technology and products in response to market demands;

•	failure of our products to function properly resulting in claims for medical losses;

•	breaches of security and viruses in our systems resulting in customer claims against us and harm to our reputation;

•	failure to maintain customer satisfaction through new product releases free of undetected errors or problems;

•	interruptions in our power supply and/or telecommunications capabilities, including those caused by natural disaster;

•	our ability to attract and retain qualified and key personnel;

•	failure to properly manage growth in new markets we may enter;

•	misappropriation of our intellectual property rights and potential intellectual property claims and litigation against us;

•	changes in accounting principles generally accepted in the United States of America; and

•	fluctuations in quarterly financial performance due to, among other factors, timing of customer installations.
For more information about the risks described above and other risks affecting us, see "Risk Factors" beginning on page 18 of this Annual Report. We also caution investors that the forward-looking information described herein represents our outlook only as of this date, and we undertake no obligation to update or revise any forward-looking statements to reflect events or developments after the date of this Annual Report.

i

PART I

ITEM 1.	BUSINESS
Overview
Computer Programs and Systems, Inc. ("we," "CPSI" or the "Company"), founded in 1979, is a leading provider of healthcare information technology ("IT") solutions and services for rural and community hospitals and post-acute care facilities. With our January 2016 acquisition of Healthland Holding Inc. ("HHI"), CPSI is now the parent of five companies - Evident, LLC ("Evident"), TruBridge, LLC ("TruBridge"), Healthland Inc. ("Healthland"), American HealthTech, Inc. ("AHT"), and Rycan Technologies, Inc. ("Rycan"). Our combined companies are focused on improving the health of the communities we serve, connecting healthcare communities for a better patient care experience, and improving the financial operations of our customers. The individual contributions of each of our five wholly-owned subsidiaries towards this combined focus are as follows:

•
Evident, formed in April 2015, provides comprehensive electronic health record ("EHR") solutions and services for rural and community hospitals, including those solutions previously sold under the CPSI name as well as an expanded range of offerings specifically targeting rural and community healthcare organizations.

•
TruBridge focuses exclusively on providing business management, consulting and managed IT services to rural and community healthcare organizations, regardless of their primary healthcare information solutions provider.

•	Healthland, acquired in the acquisition of HHI, provides integrated technology solutions and services to small rural and critical access hospitals.

•	AHT, acquired in the acquisition of HHI, is one of the nation's largest providers of financial and clinical technology solutions and services for post-acute care facilities.

•	Rycan, acquired in the acquisition of HHI, provides revenue cycle management workflow and automation software to hospitals, healthcare systems, and skilled nursing organizations.
The combined company currently supports approximately 1,300 acute care facilities and over 3,300 post-acute care facilities with a geographically diverse customer mix within the domestic rural and community healthcare market. The company has a limited presence in the international healthcare IT marketplace after completing a new system installation in the Caribbean nation of St. Maarten during 2014.
Our target market includes rural and community hospitals with 300 or fewer acute care beds. Our primary focus within this defined target market is on hospitals with 100 or fewer acute care beds, which comprise approximately 95% of our hospital EHR customer base. In addition to our target market, we provide information technology services to other entities in the healthcare industry, such as nursing homes, home health agencies and physician clinics. During 2015, we generated revenues of $182.2 million from the sale of our products and services, excluding the products and services of HHI as the acquisition of HHI did not occur until January 2016.
Industry Dynamics
The healthcare industry is the largest industry in the United States economy, comprising approximately 17.5% of the U.S. gross domestic product in 2014 according to the Centers for Medicare and Medicaid Services ("CMS"). CMS estimates that by fiscal 2024 total U.S. healthcare spending will reach $5.4 trillion, or 19.6% of the estimated U.S. gross domestic product.
Hospital services represents one of the largest categories of total healthcare expenditures, comprising approximately 32.1% of total healthcare expenditures in 2014 according to the CMS. According to the American Hospital Association’s AHA Hospital Statistics, 2016 Edition, there are approximately 4,100 community hospitals in the United States that are in our target market of hospitals with 300 or fewer acute care beds, with approximately 2,600 of those in our primary area of focus of 100 or fewer acute care beds. In addition, there is a market of small specialty hospitals that focus on discrete medical areas such as surgery, rehabilitation and long-term acute care.
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
While legislative and regulatory initiatives are placing significant pressure on Medicare and Medicaid reimbursements, our customer base of rural and community hospitals is also likely faced with increases in demand for Medicare and Medicaid services. We expect that the demand for Medicare and Medicaid services will increase for the foreseeable future due to the growing number of people born during the post-World War II baby boom becoming eligible for Medicare benefits at age 65 and states electing to expand Medicaid coverage under the provisions of the ACA. The challenges posed by this dual-threat of increased demand for Medicare and Medicaid services and downward pressure on reimbursements are further complicated by the shift away from volume-based reimbursement towards value-based reimbursement, linking reimbursement to quality measurements and outcomes.
To compete in the continually changing healthcare environment, providers are increasingly using technology in order to help maximize the efficiency of their business practices, to assist in enhancing patient care, and to maintain the privacy and security of patient information. Healthcare providers are placing increased demands on their information systems to accomplish these tasks. We believe that information systems must facilitate management of patient information across administrative, financial and clinical tasks. Information systems must also effectively interface with a variety of payor organizations within the increasingly complex reimbursement environment.
The American Recovery and Reinvestment Act of 2009. In 2009, the U.S. federal government enacted the American Recovery and Reinvestment Act (the "ARRA"), which included the Health Information Technology for Economic and Clinical Health Act ("HITECH"). HITECH authorized the EHR incentive program, which provided significant incentive funding to physicians and hospitals that can prove they have adopted and are appropriately using technology such as our EHR solutions. The level to which healthcare providers must prove they are effectively utilizing such solutions in order to qualify for these incentives is measured through an escalating criteria designated as "meaningful use." As a result of our obtaining the required certifications and our track record with our hospital customers successfully achieving meaningful use, the ARRA has had and should continue to have a positive impact on our business and the businesses of the rural and community hospitals that comprise our target market.
Continued Push for Improved Patient Care. With the increased pressure to reduce medical errors and improve patient safety, driven in part by the general shift towards value-based reimbursement, hospitals are actively seeking information technology solutions for clinical decision support. This migration toward clinical decision support solutions is further supported by the ARRA. Provisions of the ARRA offered incentives for hospitals to become meaningful users of EHRs through September 2015. Hospitals and healthcare providers that did not implement and demonstrate meaningful use of EHRs by October 1, 2014 were penalized with lower Medicare payment levels after that date.

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
Our Solutions
We have tailored information technology solutions that effectively address the specific needs of small and midsize hospitals. Due to their smaller operating budgets, rural and community hospitals have limited financial and human resources to operate manual or inefficient information systems. However, these hospitals are expected to achieve the same quality of care and regulatory compliance as larger hospitals, placing them in a particularly difficult operating environment. These pressures on the operating environments of rural and community hospitals were increased with the passage of the ARRA in 2009 which, in addition to providing incentives to healthcare providers to achieve meaningful use of EHR, has resulted in lowered Medicare payment levels for healthcare providers that have yet to achieve meaningful use of EHR.
We believe that our information technology solutions meet these challenges facing rural and community hospitals by providing fully integrated, enterprise-wide and ARRA certified medical information systems and services that are compliant with the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and that collect, process, retain and report data in the primary functional areas of a hospital, from patient care to clinical processing to administration and accounting. As a key component of our complete solutions, we provide ongoing customer service through regular interaction with customers, customer user groups and extensive customer support. Further, through our wholly-owned subsidiary, TruBridge, we offer business management, consulting and managed IT services that allow customers to avoid some of the fixed costs of a business office and leverage our expertise and resources in helping them identify their IT objectives, define the best way to meet those requirements and manage the resulting projects and associated technologies. As a result, we are capable of providing a single-source solution for small and midsize hospitals, making us a partner in their initiatives to improve operations and medical care.
Our customers continually communicate with us through our support teams and through organized user groups, allowing us to continue to provide state-of-the-art solutions that meet their specific needs. By remaining sensitive and responsive to the ever-changing demands of our customers and regularly updating our products, we believe that we provide information technology solutions that meet the needs of rural and community hospitals. Our business has continued to grow because we have successfully addressed the needs of rural and community hospitals for fully integrated, enterprise-wide information systems that allow them to improve operating effectiveness, reduce costs and improve the quality of patient care.
In January 2013, we formed TruBridge as a wholly-owned subsidiary focusing exclusively on providing business management, consulting and managed IT services to rural and community healthcare organizations. While our traditional customer base for these services has been those rural and community healthcare organizations who have selected CPSI as their single-source healthcare information solutions provider, the formation of TruBridge has allowed for an improved focus of our marketing and service delivery resources and assist us in expanding the customer base for these service offerings to all rural and community healthcare organizations, regardless of their primary healthcare information solutions provider.
In April 2015, we announced the formation of Evident, a wholly-owned subsidiary of CPSI. Evident provides EHR solutions previously sold under the CPSI name as well as an expanded range of offerings specifically targeting rural and community healthcare organizations. Our objectives with the creation of Evident are to further differentiate our system and support offerings in our core target market, broaden the positioning of our EHR solution and offer a new range of solutions to address current and upcoming needs of rural and community healthcare providers. With the formation of Evident came the introduction of our EHR solution under the name Thrive and our unique collaborative support model under the name LikeMind.
January 2016 marked an important milestone for CPSI, as we announced the completion of our acquisition of Healthland Holding Inc. ("HHI"), the first major acquisition in the Company's history. We believe the acquisition of HHI and its wholly-owned subsidiaries:

•	strengthens our position in providing healthcare information systems to rural and community healthcare organizations with the addition of Healthland;

•	introduces CPSI to the post-acute market with the addition of AHT; and

•	expands the products and capabilities of TruBridge with the addition of Rycan and its suite of revenue cycle management products.
Strategy
Our objective is to continue to increase our share of the electronic health record ("EHR") and healthcare business management services markets for rural and community healthcare providers. The healthcare industry is in the midst of transitioning its focus from EHR implementations as a result of Meaningful Use to EHR optimization, value-based reimbursement, care coordination and interoperability. Our strategy is to position our services and solutions with rural and community healthcare providers so they are able to respond to these changes positively by enabling them to improve community health and connect providers and patients within the community and with other communities, while improving financial operations. We intend to leverage several strengths to accomplish this goal.
Market Share/Scale
Our solutions and services are used by approximately 1,300 hospitals, which represents approximately 26% of all inpatient acute care community hospitals nationally and approximately 31% of the community hospital market with 300 or fewer beds. Our post-acute care EHR is used by approximately 3,300 skilled nursing facilities, which represents a 24% market share. In 2015, our EHRs addressed more than 18 million patient encounters. We believe the size of our client base and scale of our development and client support resources is a positive factor for rural and community healthcare providers looking for a long term partner with a proven track record in meeting the unique needs of community healthcare.
EHR Solutions Across the Care Continuum
Our EHR solutions now address the entire continuum of care, with systems that address the three primary care settings; ambulatory care, inpatient acute care and post-acute care. This enables providers to coordinate patient care across the major settings where care is delivered. As accountable care organizations continue to increase their focus on care coordination, our ability to bridge care settings with integrated solutions will be a competitive advantage.
Solutions and Services to Address Value-Based Reimbursement
With the continued emphasis on value-based reimbursement models, data analytics has become a critical tool for rural and community healthcare providers to enable them to shift from reactive to proactive care delivery. We currently offer business intelligence as the first facet of a three-phase approach to analytics solutions, which we plan to expand to include predictive and prescriptive analytics. Because of the complexity inherent in data analytics, we will provide services to healthcare providers to assist them with certain aspects of data modeling and data analysis.
Interoperability
We currently provide integration across our ambulatory and inpatient EHR solutions. This integration will be expanded to encompass our post-acute care EHR product in 2016. In addition, as a founding member of the CommonWell Health Alliance we enable healthcare organizations to identify, confirm and link patient encounters across the CommonWell network. This translates into patient data that is not only shareable within communities but across communities as well.
Focus on the Financial Health of Community Healthcare Providers
Given the ongoing transition to value-based reimbursement models, rural and community healthcare providers are under more financial pressure than ever before. Our accounts receivable management services incorporate proven workflow and processes as well as industry leading revenue cycle management tools. A new aspect of many current payment models is an increasing shift of the financial burden to the patient. Community hospitals typically underperform in private pay collections because of the nature of community healthcare but cannot afford to forego the patient portion of contributions. Through our private pay services, providers can bring in much needed private pay receipts without alienating the local community.
Our operational expertise and technology tools provide proven results in improving claim acceptance rates, accelerating payments from third party payers and increasing private pay collections. We also differentiate our services by working to maintain employment in the community by hiring local provider employees to continue their role under our services program.

Explore Additional Revenue Streams that Complement Existing Markets, Solutions and Services
In the EHR space we are selling our ambulatory EHR solutions on a standalone basis with a focus on communities that currently already have one of our EHR solutions installed in an acute care setting. Also, we are actively pursuing expansion of our inpatient EHR product into the Canadian market through our own direct efforts and collaboration with key Canadian technology providers. In the United States EHR market, we are targeting other types of providers who have lagged behind inpatient acute care in EHR adoption such as ambulatory surgery centers, behavioral health facilities and inpatient psychiatric hospitals. In the post-acute care market, we are now providing an EHR solution for assisted living facilities in conjunction with our own post-acute care EHR for skilled nursing operators. In the services business we will continue to look for opportunities to add or increase services resulting from changing market dynamics, availability of technology or operational expertise, or changes in regulatory requirements.
Our Products and Services
New Products
During 2015 our development efforts focused on the completion and release of (1) an iPad application, (2) Clinical Content, and (3) IdentiReg.

•
The iPad application provides users with access to our EHR system from Apple iOS devices. The initial focus is on providers, with the first function delivered through the app being access to our mobile rounding suite. This suite provides physicians with quick access to patient charts allowing for the review of patient information, vitals, medication lists, test results, problems and history. Additionally, it allows the providers to pend orders and set reminders for later tasks to be performed from a PC.

•
Clinical Content works in conjunction with our existing Emergency Department suite, Multi-Disciplinary Documentation application and Thrive Provider EHR. This content provides structured specialty-specific patient care documentation using our managed entry methodology and content. Our new Content Services Department oversees the creation and maintenance of this, ensuring the product reflects on-going best practices.

•
IdentiReg integrates biometric fingerprint scanners into the patient registration process. The application provides a means to positively identify individual patients and provides protection against identity theft and fraud.

Development efforts in 2016 include (1) Meaningful Use Stage 3, (2) CommonWell interoperability, and (3) expansion of data analytics.

•
Final rules regarding Meaningful Use ("MU") Stage 3 for electronic health records were released in October 2015. Hospitals may begin reporting for MU Stage 3 requirements as early as January 1, 2017. The volume and complexity of changes associated with MU Stage 3 are considerable. MU Stage 3 increases the data capture requirements and use of medical vocabularies, expands Stage 2 functionality requirements, increases interoperability requirements and emphasizes greater patient engagement. To meet the requirements, new data elements and functionalities must be created and tied to the existing data structure and system functionalities in a manner that is consistent with healthcare provider workflows.

•
CPSI is a participant in the CommonWell Health Alliance. The purpose of the alliance is to develop and implement an interoperability standard for the communication of patient data between disparate EHR systems. We are taking a phased approach to development. In the first phase, we developed the ability for participating customers to automatically submit a small amount of patient demographic data. This phase helped to prove the concept of the alliance and is helping to build the network of EHR systems participating in the CommonWell Health Alliance. The second and current phase of development will focus on integrating CommonWell patient engagement and enrollment into the registration process. The final phase will focus on providing healthcare providers with a means to query and retrieve clinical documentation from other CommonWell member facilities.

•
We will be continuing our development efforts in data analytics in 2016. Our first pilot program focusing on predictive data modeling, scoring, categorization and classification was completed in 2015. While we continue our work on predictive analytic solutions, current market demand appears strong for business intelligence solutions. Consequently, our current development efforts are focused on dashboard software and the development of a library of financial, clinical and operational metrics to help improve outcomes and better manage hospital operations.

Acute Care Software Systems
Through our wholly-owned subsidiaries, Evident, LLC ("Evident") and Healthland Inc. ("Healthland"), we offer healthcare information technology solutions specifically designed to cater to the specific needs of rural and community hospital organizations.
Evident
Formed in April 2015, Evident provides EHR solutions previously sold under the CPSI name as well as an expanded range of offerings targeted specifically at rural and community healthcare organizations. With the formation of Evident came the introduction of our EHR solution under the name Thrive, through which we offer a full array of software applications designed to streamline the flow of information to the primary functional areas of rural and community hospitals using one fully integrated system. We intend to continue to enhance our existing software applications and develop new applications as required by evolving industry standards and the changing needs of our customers. Pursuant to our customer support agreements, we provide our customers with software enhancements and upgrades periodically on a when-and-if-available basis. See "Support and Maintenance Services." These enhancements enable each customer, regardless of its original installation date, to have the benefit of the most advanced Evident products available. Evident's software applications within Thrive:

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

Our software applications within Thrive are grouped for support purposes according to the following functional categories:

•	Patient Management

•	Financial Accounting

•	Clinical

•	Patient Care

•	Enterprise Applications
Due to the integrated nature of Thrive, our software applications are not marketed as distinct products and our sales force attempts to sell all applications to each customer as a single product. New customers must purchase from us the core applications of patient management and financial accounting and all hardware necessary to run these applications. In addition to the core applications, customers may also purchase one or more of our clinical, patient care and enterprise applications. Over two-thirds of our Thrive customers have purchased a combination of applications that meet their enterprise-wide information technology needs.
The general functional categories, as well as the software applications in each of these categories, are described below.

•
Patient Management. Our patient management software enables a hospital to identify a patient at any point in the healthcare delivery system and to collect and maintain patient information throughout the entire process of patient care on an enterprise-wide basis. Thrive's single database structure permits authorized hospital personnel to simultaneously access appropriate portions of a patient’s record from any point on the system. Our patient management software applications include: Registration, Patient Accounting, Health Information Management, Patient Index, Enterprise Wide Scheduling, Contract Management, and Quality Improvement.

•
Financial Accounting. Our financial accounting software provides a variety of business office applications designed to efficiently track and coordinate information needed for managerial decision-making. Our financial accounting software applications include: Executive Information System, General Ledger, Accounts Payable, Payroll/Personnel, Time and Attendance, Electronic Direct Deposits, Human Resources, Budgeting, Fixed Assets, and Materials Management.

•
Clinical. Our clinical software automates record keeping and reporting for many clinical functions including laboratory, radiology, physical therapy, respiratory care and pharmacy. These products eliminate tedious paperwork, calculations and written documentation while allowing for easy retrieval of patient data and statistics. Our clinical software applications include: Laboratory Information Systems, Laboratory Instrument Interfaces, Radiology Information Systems, ImageLink® Picture Archiving and Communication System (PACS), Physical Therapy and Respiratory Care, and Pharmacy.

•
Patient Care. Our patient care applications allow hospitals to create computerized "patient files" in place of the traditional paper file systems. This software enables physicians, nurses and other hospital staff to improve the quality of patient care through increased access to patient information, assistance with projected care requirements and feedback regarding patient needs. Our software also addresses current safety initiatives in the healthcare industry such as the transition from written prescriptions and physician orders to computerized physician order entry. Our patient care software applications include: Order Entry/Results Reporting, Point-of-Care System, Patient Acuity, ChartLink®, Computerized Physician Order Entry (CPOE), Medication Verification, Resident Assessment Instruments, Thrive Provider EHR, Outreach Client Access, Electronic Forms, Physician Documentation, and Emergency Department System.

•
Enterprise Applications. We provide software applications that support the products described above and are useful to all areas of the hospital. These applications include: ad hoc reporting, automatic batch and real-time system backups, an integrated fax system, archival data repository, document scanning and Microsoft Office integration, and an Application Portal. The Application Portal allows clients to access our applications remotely via Microsoft Internet Explorer and the Internet without requiring the loading of any additional client software on the accessing PC. User information and data accessed is secured with HIPAA compliant 128 bit cipher strength Secure Socket Layer (SSL) encryption. Remote access using the Application Portal results in no discernible difference to the user in software functionality.

Healthland
Our acquisition of HHI in January 2016 introduced the products and services of Healthland to our already broad suite of EHR product offerings provided through Evident. Healthland currently has two platforms that make up its collective EHR offering, primarily serving rural and community hospitals with 50 and fewer beds across the United States. Details regarding each platform are below:
Healthland Centriq®
This web-based EHR platform was brought to market in 2011 as a next-generation alternative solution to Healthland Classic and serves as Healthland’s primary MU compliant platform for rural and community hospitals. The Centriq platform is designed to be an intuitive user interface that is easy for clinicians to use and attractive to both patients and clinicians. Additionally, as a web-based platform, users are able to connect to the system from any device that is connected to the Internet. Ease of use combined with Centriq’s ability to centralize data from various care areas, including Long Term Care, Home Health, and Ambulatory settings, provides the end user with a powerful tool to view past and present patient information with ease. Healthland EHR platforms have achieved a 99.0% attestation rate among its clients. Key Centriq® capabilities include:

•
Computerized Practitioner Order Entry ("CPOE"). The cornerstone of inpatient EHR systems, CPOE promotes user adoption by including medication interaction alerts, access to relevant laboratory results, duplicate order checking, customizable order sets and protocols, and order templates containing pre-populated screens.

•	Clinical Documentation. This system securely enables a patient’s caregivers to view the vital signs, intake-output values, progress notes, and nursing tasks that are entered into the patient’s EHR.

•	Emergency Department. This system expedites and simplifies registration, patient tracking, order management, assessments, and other activities in a fast-paced environment.

•	Laboratory. This system automates routine tasks such as lab order processing and tracking, enabling the practitioner to focus on the results and ultimately better patient care.

•
Radiology. This application delivers faster turnaround times and enhanced communications among caregivers by automatically processing radiology orders, managing and tracking images, and generating reports.

•	Pharmacy. This application helps pharmacies manage all aspects of medication verification and dispensing, including order coordination, interaction checks, administration, and charging.
Following the completed acquisition of HHI, CPSI is committed to investing in, developing, and supporting the Centriq platform. Centriq must remain a viable solution for the Healthland clients we serve. Therefore, we have committed to our clients consistent delivery of product and regulatory enhancements, including a fully certified Centriq solution for MU Stage 3, for at least seven years.
Healthland Classic
Healthland’s original EHR platform, Classic was designed specifically for both rural and community hospitals and post-acute care facilities. In 2013 and 2014, Healthland upgraded Classic to be MU Stage 2 compliant, but has since announced to its customers that Classic will not be made MU Stage 3 compliant.
Healthland continues to support the system and CPSI has committed to providing at least two years' notice before sunsetting Classic. Approximately 60 of the remaining 190 Classic customers are non-acute care facilities that are not compelled to follow or become compliant with MU standards, as there are no financial incentives available to non-acute care facilities for MU compliance. An additional 40 Classic customers have already begun the migration from Classic to Centriq, with another 25 expected to migrate in 2016. Beyond sales activity already underway, the Classic platform will no longer be offered as a new installation to prospective customers now that the acquisition of HHI has closed.
Beyond inpatient EHR, Healthland offers a suite of integrated applications for managing operations, resources, and people, in addition to ambulatory information management solutions. Such products include:

•	Financial Accounting. A hospital financial accounting management solution that helps rural and community hospitals gain better insight and perspective on their costs.

•	Patient Management. An accounting system to better manage patient information and automate the hospital billing process.

•
Ambulatory Software Solutions. Enables clinicians to focus on providing high-quality patient care by streamlining the management of patient data. Each offers a broad set of features and functionalities that can help clinics reduce costs, increase revenue, and improve administrative and clinical staff efficiency, all while enhancing patient care and safety.

Post-Acute Care Software Systems
Our acquisition of HHI in January 2016 also introduced CPSI to the post-acute care market through the products and services of AHT. AHT, a leading provider of integrated solutions to the post-acute care industry, was acquired by HHI in May 2013 and offers software solutions that promote data-driven clinical and financial outcomes for the customers they serve. AHT's comprehensive, long-term care management solutions include:

•
Care Management. This integrated offering helps manage the delivery of quality care, collect and report on resident information, and manage compliance risk. Core modules include Work Center, Clinical, Smart Charting Order Administration (Point of Care), Quality Assurance, Therapy Tracking, Supplies Tracking, and Disease State Management.

•
Financial and Enterprise Management. This comprehensive set of financial solutions enables customers to improve cash flow and better manage costs. Core modules include Accounts Payable, General Ledger, Payroll, Financial Management, Trust Funds, and Enterprise Management.

Support and Maintenance Services
Evident
After a customer installs Thrive, we provide software application support, hardware maintenance, continuing education and related services pursuant to a support agreement using our LikeMind collaborative support model. The following describes services provided to customers using Thrive.

•
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

•
User Group. All of our Thrive customers have the opportunity to be members of our user group from which we solicit feedback regarding our products. We host a national user group meeting annually. This group meets to discuss and recommend product modifications and improvements which it then evaluates and prioritizes. Upon confirming that the desired improvements are technically feasible, we agree to allocate a significant amount of programming time each year to undertake the requested modification or improvement. The majority of our product enhancements originate from suggestions from our customers that we receive through the user group structure.

•
Software Releases. We are committed to providing our customers with software and technology solutions that will continue to meet their information system needs. To accomplish this purpose, we continually work to enhance and improve our application programs. As part of this effort, for each customer covered under our general support agreement, we provide software updates as they become available at no additional cost. We design these enhancements to be seamlessly integrated into each customer’s existing Thrive system. The benefit of these enhancements is that each customer, regardless of its original installation date, uses the most advanced Thrive software available. Through this process, we can keep our customers up-to-date with the latest operational innovations in the healthcare industry as well as with changing governmental regulatory requirements. Another benefit of this "one system" concept is that our customer service teams can be more effective in responding to customer needs because they maintain a complete understanding of and familiarity with the one system that all customers use.

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

•
Hardware Replacement. As part of our general support agreements, we are also committed to promptly replacing malfunctioning system hardware in order to minimize the effect of operational interruptions. By offering all hardware used in our system, we believe we are better able to meet and address all of the information technology needs of our customers.

•
Cloud Electronic Health Record (EHR). In some circumstances, we offer Cloud EHR services to customers via remote access telecommunications. Cloud EHR is a "Software as a Service" (or "SaaS") configuration and is in essence a subscription to access and use application software maintained by CPSI in a cloud environment for a monthly fee. Under this configuration, a customer is able to obtain access to an advanced EHR without a significant initial capital outlay. We store and maintain all Cloud EHR customers’ critical patient and administrative data using TruBridge Cloud Computing Services. These customers access this information remotely through direct telecommunications connections.

•
Forms and Supplies. We offer our customers the forms that they need for their patient and financial records, as well as their general office supplies. Furnishing these forms and supplies helps us to achieve our objective of being a one-source solution for a hospital’s complete healthcare information system requirements.

Healthland
Effective learning tools are a key factor in successful EHR adoption and clients getting the most out of a software investment. Therefore, Healthland’s support approach, which focuses on learning and training, is a cornerstone to the Healthland “total solution” and a key competitive differentiator. The Healthland support offering also addresses some of the unique needs of rural and community hospitals - limited resources and staff with cross-department responsibilities and budget and time constraints - all of which require a customized approach to training and support including:

•	eLearning. Engaging content that can be accessed anytime, anywhere with built-in assessments to measure content retention and comprehension.

•
Virtual Classrooms. Live, on-line training to promote interaction and collaboration with a team of product experts. Plus, a set quarterly training schedule to help providers balance training needs with their core job responsibilities.

•	Campus Classrooms. Live, instructor-led classes at the Healthland corporate office promoting hands-on training and interaction with peers from other client facilities.

•
Online Learning Tools. Easy access to a comprehensive set of training tools including product release notes and documentation, software guides, and key reference material related to all supported products.

•
User Forum and Expert Exchange. Annual user conference plus regional user group forums that allow clients to interact with peers and leverage Healthland experts to learn more about key industry issues and get their specific product questions answered.

AHT
AHT’s comprehensive and integrated solution set is backed by on-going training and support to ensure that clients can maximize their software investment. This is demonstrated by:

•
Experienced and Dedicated Support Representatives. Seasoned experts assigned to each client site that not only understand the challenges in the post-acute care industry, but know how to best address them. This includes proactive education on the key regulatory changes and requirements before they impact business operations.

•	Client Portal and Training. Instant, on-line access to the most up-to-date industry information impacting long-term care, plus a vast array of product training opportunities.

•	Customer Enhancement Council. Access to a community of peers along with a robust set of resources and knowledge to help clients get the most out of their AHT investment.

•
Annual Customer Symposium. This forum provides clients with an opportunity to share best practices, gain industry insight on key topics impacting post-acute care providers, network with peers, and learn more about current and future AHT product and service offerings.

Business Management, Consulting, and Managed Information Technology Services
TruBridge
We offer complementary services through TruBridge, our wholly-owned subsidiary, which can be grouped into the following categories:

•	Business Management Services

•	Consulting Services

•	Managed Information Technology Services
A brief description of each of these categories of services is as follows:

•
Business Management Services. Our business management services span a healthcare enterprise’s revenue cycle and provide customers with a strong alternative to in-house operations. The services leverage our deep service and technology experience and are designed to allow customers to streamline their administrative staffing while improving operational efficiencies. Our business management services include the following service offerings: Electronic Billing, Insurance Services, Statement Processing, Accounts Receivable Management, Payroll Processing, and Contract Management.

•
Consulting Services. Our consulting services are designed to help healthcare organizations by assessing their needs, setting goals, and creating an action plan to achieve those goals, and, if needed, implementing the action plan. Many of our professional consultants possess decades of experience and all are skilled in adopting new technologies, redesigning processes, educating staff, and providing interim or on-going management services. Our consulting services include the following service offerings: Revenue Cycle Consulting, Clinical Consulting, Medical Coding, and Information Technology Consulting.

•
Managed Information Technology ("IT") Services. Our managed IT services provide a range of services designed to meet the IT needs of community healthcare enterprises. The pace of technological change can be overwhelming. Our services allow customers to affordably maintain an advanced IT infrastructure, meet regulatory requirements, and reduce risk. Our managed IT services include the following service offerings: Cloud Computing, Internet Service Provider, Managed Network Services, Server and Storage Management, Desktop Support, Communications Solutions, Connectivity Solutions, Security Services, and Data Center Services.

Rycan
Our acquisition of HHI in January 2016 also introduced the products and services of Rycan Technologies, Inc. ("Rycan"), a leading provider of SaaS-based healthcare revenue cycle management ("RCM") solutions. Following the acquisition, and due to the versatility of healthcare RCM solutions, CPSI is working to integrate Rycan's solution set into the respective EHRs for Evident, Healthland, and AHT and integrate all of Rycan's highly complementary services into the TruBridge suite of service offerings.
Rycan empowers providers and care givers in hospitals, healthcare systems and skilled nursing organizations to accelerate their revenue cycle through a suite of comprehensive, web-based solutions designed to improve financial operations and staff productivity and increase reimbursement. Core functionalities within the Rycan product and service offerings include:

•	Patient Liability Estimates. Improve patient satisfaction, maximize point-of-service collections, and equip staff with the ability to provide transparent pricing with the PLE module.

•	Eligibility Verification. Reduce claim denials and carrier rejections by performing on-demand eligibility look-ups, assuring the care provided is covered.

•	Claim Scrubbing and Submission. A powerful claim management solution for submitting, validating, and processing a healthcare facility’s claims with ease with a high quality of edits.

•
Remittance Management. Remittance advice can be effortlessly gathered and managed with the Electronic Remittance Advice ("ERA") Retrieval and Remittance Management modules, simplifying workflow and involvement.

•	Denial/Audit Management. Equips healthcare facilities with the tools necessary to combat denied and audited claims, assisting organizations in recovering lost revenue.

•
Contract Management. Allows healthcare facilities to take control over complex healthcare contracts by prospectively pricing every claim submitted to payers, retrospectively pricing every remittance to ensure proper payment was received, and modeling proposed contract terms during payer negotiations.

•
Reporting and Data Mining. Brings together a facility’s revenue cycle data to gain a better understanding of the facility's financial health by analyzing reports and utilizing interactive, drill-in graphs.

For additional details on our products, service, and support offerings, visit www.evident.com (Evident), www.healthland.com (Healthland), www.healthtech.net (AHT), www.trubridge.com (TruBridge), and www.rycan.com (Rycan).
The following table presents our revenues by major solutions and services as a percentage of total revenues:

	Year ended December 31,
	2015	2014	2013
Sales revenues:
System sales	23.6%	36.7%	39.7%
Support and maintenance	41.4%	35.9%	35.6%
Business management, consulting and managed IT services	35.0%	27.4%	24.7%
	100.0%	100.0%	100.0%
System Implementation and Training
Conversion Services. When a customer purchases one of our systems, we convert its existing data to the purchased system. Our knowledge of hospital data processing, in conjunction with extensive in-house technical expertise, allows us to accomplish this task in a cost effective manner. When we install a new system, the data conversion has already occurred so that the system is immediately operational. Our goal is for each customer to be immediately productive in order not to waste time and money on the costly and inefficient task of maintaining the same data on parallel systems. Our services also relieve the hospital staff of the time-consuming burden of data conversion. The conversion process is the initial phase of our LikeMind support model.
Training. In order to integrate the new system and to ensure its success, we spend approximately three to four weeks providing individualized training on-site at each customer’s facility at the time of installation. We directly train all hospital users, including staff members and healthcare providers, during all hospital shifts in the use of hardware and software applications. We employ nurses, medical technicians, and providers in addition to our technical training staff in order to help us communicate more effectively with our customers during the training process. This training phase is also part of the LikeMind support model that is provided to all of our customers.
Product Development and Enhancement
The healthcare information technology industry is characterized by rapid technological change requiring us to continually make investments to update, enhance and improve our products and services. These investments have resulted in total expenditures related to our Product Development Services division of approximately $14.2 million, $14.6 million, and $14.2 million during the years ended December 31, 2015, 2014 and 2013, respectively, with approximately $2.9 million, $2.9 million and $2.8 million, respectively, incurred in the development of new products and services and significant improvements to existing products or services.
Customers, Sales and Marketing
Target Markets. The target market for our acute care EHR systems consists of community hospitals of 300 or fewer acute care beds, with a primary focus on hospitals with 100 or fewer acute care beds. In the United States, there are approximately 4,100 community hospitals with 300 or fewer acute care beds, with approximately 2,600 of these having 100 or fewer acute care beds. In addition, we market our products to small specialty hospitals in the United States that focus on discrete medical areas such as behavioral health, surgery, rehabilitation and long-term acute care. As of the date of the filing of this Annual Report on Form 10-K, we have installed our systems in over 950 facilities in 49 states and the District of Columbia. Approximately 95% of our existing customers are hospitals with 100 or fewer acute care beds, while approximately 99% of our existing customers are hospitals with 200 or fewer acute care beds.
The target market for our post-acute care EHR solution consists of approximately 13,750 long-term care and skilled nursing facilities in the United States. In addition, through a strategic relationship with Medtelligent, we are able to market an EHR for assisted living facilities to our clients and potential clients who operate these facilities in conjunction with post-acute care operations. As of the date of this filing, we have installed our post-acute care EHR solution in approximately 3,300 facilities in 49 states.
The target market for our business management, consulting and managed information technology services consists of small to mid-size hospitals in the United States. There are approximately 4,100 of these hospitals of 300 beds or less. In addition, we are now marketing our services to post-acute care facilities in the United States, of which there are approximately

13,750. As of the date of this filing, there are 864 healthcare providers who use our business management services, 320 who use our managed information technology services, and 223 who use our consulting services.
In the acute care provider market, we are now actively marketing our EHR system in Canada. We have established business relationships with key Canadian technology providers which we believe will be a significant factor in penetrating the Canadian market. We have concluded our evaluation of the unique requirements of the Canadian healthcare system and are actively working on incorporating the necessary changes into our Thrive acute care EHR product. Domestically, we are actively selling our ambulatory EHR system on a stand-alone basis, with a focus on physician practices located in the same communities as our client hospitals. We believe this would include a significant number of unique physician practices.
Our goals in the inpatient hospital market are threefold: (1) target those hospitals under 100 beds in the United States that we believe are currently using a vendor that we have determined is vulnerable based on a variety of factors, (2) continue our efforts to expand into the Canadian market through active marketing efforts and establishing business relationships with Canadian information technology providers, and (3) selectively target hospitals in the 100 to 300 bed market that we believe offer a reasonable chance of sales success based on size, location and other factors. Our goal in the ambulatory market is to aggressively target physician practices in those communities where the local hospital is a current CPSI client.
Our goal in the post-acute care market is to continue to target both individual facilities as well as larger multi-facility corporate entities. In addition, we intend to extend our penetration into the post-acute care market by offering an assisted living facility EHR solution that we believe will broaden the appeal of our solutions to those operators who offer multiple care settings in their organizations.
The following table presents our revenues generated from customers located within the U.S. ("Domestic") and all foreign countries, in total ("International").

	Year ended December 31,
	2015	2014	2013
Sales revenues:
Domestic	$181,715,723	$203,730,687	$200,863,332
International(1)	458,161	1,011,450	—
	$182,173,884	$204,742,137	$200,863,332

(1) International sales revenues for all periods presented are related to a single foreign country, the Caribbean nation of St. Maarten.
Sales Staff. We have dedicated sales organizations in all three business lines: acute care EHR, post-acute care EHR and business management, consulting and managed information technology services. Many of our sales personnel are hired from within the company and have previous experience in client support roles. We believe this experience positions them to more effectively sell our products and services within our target markets. Our sales organizations are generally divided in four areas; sales management, new client sales, existing client sales and sales support staff. New client sales staff are typically organized based on geographic territories, though we also have sales personnel that focus on national accounts in our post-acute EHR business due to the number of national chain operators in that market. Our sales representatives who sell to existing customers have assigned clients within their territory, which is also geographically based. Some sales representatives in our services areas are assigned specifically to cross-sell services into our acute care EHR and post-acute care EHR client bases. A significant portion of the compensation for all sales personnel except for administrative support staff is commission based.
Marketing Strategy. Our corporate marketing strategy is to leverage our EHR solutions to all providers across the care continuum, with a primary focus on the community healthcare market. We believe our ability to serve ambulatory, acute and post-acute care settings with our products will be especially appealing as new reimbursement models force the coordination of care by healthcare providers. Our ability to connect patients to care providers within their community and across communities through our own products and interoperability development, including our membership in the CommonWell Health Alliance, sets us apart from other competitors in our market. We also believe as the EHR market in the acute care environment transitions from implementation to optimization that our data analytics solutions will be a key differentiator for our EHR solutions. Our goal is to position ourselves as partners to community healthcare providers as they move to a more proactive care model based on the use of data analytics and patient engagement tools.
With regard to business management, consulting and managed information technology services, we will continue to leverage our proven track record of success in accounts receivable management and private pay collections for community healthcare providers. With the increasing complexity of reimbursement requirements and a global shift in healthcare towards an increase in patient financial responsibility, the ability of our services business to bring expertise and best practice operational efficiencies to bear is a significant competitive advantage. In consulting services, the added complexity brought about by the transition to the ICD-10 code set has created a significant demand for our coding services. Our strategy is to leverage any services engagement, whether business, IT or consulting, into opportunities to cross-sell other services to the client.
Backlog
Backlog consists of revenues we reasonably expect to recognize over the next twelve months under existing contracts. The revenues to be recognized may relate to a combination of one-time fees for system sales and recurring fees for support and maintenance, business management, consulting and managed IT services. As of December 31, 2015, we had a twelve-month backlog of approximately $14 million in connection with non-recurring system purchases and approximately $136 million in connection with recurring payments under support and maintenance, business management, consulting and managed IT services. The backlog amounts exclude amounts to be recognized in subsequent periods related to First Generation Meaningful Use Installment Plans (see Management's Discussion and Analysis for a detailed discussion of these arrangements). As of December 31, 2014, we had a twelve-month backlog of approximately $36 million in connection with non-recurring system purchases and approximately $123 million in connection with recurring payments under support and maintenance, business management, consulting and managed IT services.
Competition
The market for our products and services is competitive, and we expect additional competition from established and emerging companies in the future. Our market is characterized by rapidly changing technology, global shifts in the healthcare system, evolving user needs and impactful regulatory and reimbursement changes. We believe the principal competitive factors that hospitals and post-acute care providers consider when choosing between us and our competitors are:

•	product features, functionality and performance;

•	range of services offered;

•	level of customer service and satisfaction;

•	ease of integration and speed of implementation;

•	product price;

•	cost of services offered;

•	results of services engagements;

•	knowledge of the healthcare industry;

•	sales and marketing efforts; and

•	company reputation.
Our principal competitors in the acute care EHR market are Medical Information Technology, Inc. ("Meditech"), athenahealth, Inc., Cerner Corporation and MEDHOST, Inc. These companies compete with us directly in our target market of small and midsize hospitals. They offer products and systems that are comparable to our system and address the needs of hospitals in the markets we serve.
Our secondary competitors in the acute care EHR market include McKesson Corporation, Allscripts Healthcare Solutions, Inc., and Epic Systems Corporation. These companies are significantly larger than we are, and they typically sell their products and services to larger hospitals outside of our target market. However, they will sometimes compete with us directly or, more commonly, a larger health system who uses a system from one of these companies will offer it to a smaller hospital as part of a merger or alliance.
We also face competition from providers of practice management systems, general decision support and database systems and other segment-specific applications. Any of these companies as well as other technology or healthcare companies could decide at any time to specifically target hospitals within our target market.

Our principal competitors in the post-acute care EHR market are PointClickCare Corporation, MatrixCare, Inc. and HealthMEDX, LLC. These companies compete with us directly in our target market of long-term post-acute care facilities. They offer products and systems that are comparable to our system and address the needs of long-term care providers.
Our principal competitors in the business management, consulting and managed information technology services market are Healthcare Resource Group, Inc., Resolution Health, Inc., The Outsource Group Inc. and Patient Focus, Inc. All of these companies provide one or more of the services we offer, with their primary focus being on business management services. The services they offer are comparable in scope to the competing services we offer. These companies all focus on providing services to the healthcare market. Secondary competitors include ARx LLC, Pioneer Health Services, Inc., Citadel Outsource Group LLC and Patient Matters, LLC.
Health Information Security and Privacy Practices
The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") is a federal law that affects the use, disclosure, transmission and storage of certain individually identifiable health information, referred to as "protected health information," and that was enacted for the purpose of, among other things, protecting the privacy and security of protected health information. As directed by HIPAA, the Department of Health and Human Services (the "DHHS") has promulgated standards and rules for certain electronic health transactions, code sets, data security, unique identification numbers and privacy of protected health information. HIPAA and the standards promulgated by DHHS apply to certain health plans, healthcare clearinghouses and healthcare providers (referred to as "covered entities"), which includes our hospital customers. The Health Information Technology for Economic and Clinical Health Act and its implementing regulations published in January 2013 (the "HITECH Act") significantly expand HIPAA by extending privacy and security standards to "business associates" of healthcare providers that are covered entities. Under the HITECH Act, business associates are required to establish administrative, physical and technical safeguards and are subject to direct penalties for violations. Certain of our services frequently entail us acting as a healthcare clearinghouse and/or in the capacity of a business associate to the hospitals that we serve. As a result, we are covered by the patient privacy and security standards of HIPAA and subject to oversight by DHHS. We believe that we have taken all necessary steps to comply with HIPAA, as it applies to us as a business associate, but it is important to note that DHHS could, at any time in the future, adopt new rules or modify existing rules in a manner that could require us to change our systems or operations.
Protecting individually identifiable health information and other sensitive data is a critical and essential function of CPSI’s software solutions.  A variety of industry-standard approaches which meet or exceed regulatory requirements such as HIPAA and HITECH are employed. In order to avoid unauthorized access for the life span of this data, diverse methods of identification, authentication, authorization and encryption are utilized at various points throughout the operating system, application software and hardware.  These methods and processes are shared amongst servers and other end-user devices and are complemented by change management processes and tools which allow the software change control cycle to be a formal, defined process.
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
Employees
As of December 31, 2015, we had approximately 1,500 employees, the substantial majority of which are located at our offices in Mobile, Fairhope, and Lanett, Alabama and Monroe, Louisiana. With our acquisition of Healthland Holding Inc. on January 8, 2016, we added approximately 460 employees to our workforce, primarily located in various locations in Minnesota and in Ridgeland, Mississippi. None of our employees are covered by a collective bargaining agreement or are represented by a labor union.

Executive Officers
The executive officers of CPSI serve at the pleasure of the Board of Directors. Set forth below is a list of the current executive officers of CPSI and a brief explanation of each individual’s principal employment during the last five years.
J. Boyd Douglas – President and Chief Executive Officer. J. Boyd Douglas, age 49, has served as our President and Chief Executive Officer since May 2006. He was elected as a director in March 2002. Mr. Douglas began his career with us in August 1988 as a Financial Software Support Representative. From May 1990 until November 1994, Mr. Douglas served as Manager of Electronic Billing, and from December 1994 until June 1999, he held the position of Director of Programming Services. From July 1999 until May 2006, Mr. Douglas served as our Executive Vice President and Chief Operating Officer.
David A. Dye – Chief Growth Officer. David A. Dye, age 46, was appointed as our Chief Growth Officer in November 2015, having previously served as our Chief Financial Officer, Secretary and Treasurer from July 2010 until November 2015. Mr. Dye served as our President and Chief Executive Officer from July 1999 to May 2006. He was elected as a director in March 2002 and has served as our Chairman of the Board since May 2006. Mr. Dye began his career with CPSI in May 1990 as a Financial Software Support Representative and served in various capacities until July 1999. Mr. Dye has served as a director of Bulow Biotech Prosthetics, LLC, a company headquartered in Nashville, Tennessee that operates prosthetic clinics in the Southeastern United States, since July 2006.
Christopher L. Fowler – Chief Operating Officer and President (TruBridge). Christopher L. Fowler, age 40, was appointed as our Chief Operating Officer in November 2015 and has served as the President of TruBridge since its formation in January 2013. Prior to the formation of TruBridge, Mr. Fowler served as CPSI’s Vice President – Business Management Services since March 2008. Mr. Fowler began his career with us in May 2000 as a Software Support Representative and later as a manager of Financial Software Services. From August 2004 until March 2008, Mr. Fowler served as Assistant Director and Director of Business Management Services.
Matt J. Chambless – Chief Financial Officer, Secretary and Treasurer. Matt J. Chambless, age 35, was appointed as our Chief Financial Officer, Secretary and Treasurer in November 2015, having previously served as our Director of Financial Reporting from March 2012 until November 2015. Prior to joining CPSI, Mr. Chambless served as the Accounting Manager for Northside Hospital System from May 2011 until March 2012 and as an audit professional, including an Audit Manager, for Grant Thornton, LLP from August 2004 to May 2011.
Chris Bauleke - Chief Executive Officer (Healthland). Chris Bauleke, age 49, has served as the Chief Executive Officer of Healthland since July 2013. Before joining Healthland, Mr. Bauleke gained nearly 20 years of executive leadership experience at McKesson Corporation, most recently serving as President of their RelayHealth Enterprise Intelligence business unit from 2011 until joining Healthland in July 2013.
Victor S. Schneider – Executive Vice President. Victor S. Schneider, age 57, has served as our Executive Vice President since April 2012. Prior to his appointment as Executive Vice President, Mr. Schneider served as our Senior Vice President-Corporate and Business Development since December 2005. Mr. Schneider began his career with us in June 1983 as Sales Manager. He served in that capacity until January 1997 when he was promoted to Sales Director. He served as our Vice President–Sales and Marketing from July 1999 until December 2005.
Robert D. Hinckle – Senior Vice President–Client Services. Robert D. Hinckle, age 46, served as our Vice President–Software Services from October 2004 until January 2013 and has served as our Senior Vice President – Client Services since January 2013. Since beginning his career with us in 1995 as a Financial Software Support Representative, Mr. Hinckle has worked in various positions in our Software Services Division, including Team Manager, Assistant Director and Director of that division.
Troy D. Rosser – Senior Vice President–Sales. Troy D. Rosser, age 51, has served as our Senior Vice President–Sales since January 2012, having previously served as Vice President – Sales since October 2005. Mr. Rosser began his career with us in March 1989 as a Financial Software Support Representative. In 1992, Mr. Rosser was transferred to the Sales and Marketing division where he has worked in various positions, including Sales Manager and, from October 2000 until October 2005, Director of Sales.

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
These are not the only risks and uncertainties that we face. Our business, financial condition, operating results, and stock price can be materially and adversely affected by a number of factors, whether currently known or unknown, including, but not limited to, those described below. Any one or more of such factors could directly or indirectly cause our actual financial condition and operating results to vary materially from our past or anticipated future financial condition or operating results.
RISKS RELATED TO OUR INDUSTRY
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
Among other things, the Health Reform Laws require nearly all individuals to have health insurance, provide for the expansion of Medicaid eligibility, mandate material changes to the delivery of healthcare services and reduce the reimbursement paid for such services in order to generate savings in the Medicare program. The Health Reform Laws also modify certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste, including through new tools to address fraud and abuse.
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
The healthcare industry is heavily regulated and is constantly evolving due to the changing political, legislative and regulatory landscapes. In some instances, the impact of these regulations on our business is direct to the extent that we are subject to these laws and regulations ourselves. However, these regulations also impact our business indirectly as, in a number of circumstances, our solutions, devices and services must be capable of being used by our customers in a way that complies with those laws and regulations, even though we may not be directly regulated by the specific healthcare laws and regulations. There is a significant number of wide-ranging regulations, including regulations in the areas of healthcare fraud, e-prescribing, claims processing and transmission, medical devices, the security and privacy of patient data, the ARRA meaningful use program, and interoperability standards, that may be directly or indirectly applicable to our operations and relationships or the business practices of our customers. Specific areas that are subject to increased regulation include, but are not limited to, the following:
Healthcare Fraud. Federal and state governments continue to enhance regulation of and increase their scrutiny over practices potentially involving healthcare fraud, waste and abuse by healthcare providers whose services are reimbursed by Medicare, Medicaid and other government healthcare programs. Our healthcare provider customers are subject to laws and regulations regarding fraud and abuse that, among other things, prohibit the direct or indirect payment or receipt of any remuneration for patient referrals, or arranging for or recommending referrals or other business paid for in whole or in part by these federal or state healthcare programs. Federal enforcement personnel have substantial funding, powers and remedies to pursue suspected or perceived fraud and abuse. The effect of this government regulation on our customers is difficult to predict. Many of the regulations applicable to our customers and that may be applicable to us, including those relating to marketing incentives offered in connection with medical device sales, are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could broaden their applicability to us or require our customers to make changes in their operations or the way in which they deal with us. If such laws and regulations are determined to be applicable to us and if we fail to comply with any applicable laws and regulations, we could be subject to civil and criminal penalties, sanctions or other liabilities, including exclusion from government healthcare programs, which could have a material adverse effect on our business, results of operations and financial condition. Even an unsuccessful challenge by a regulatory or prosecutorial authority of our activities could result in adverse publicity, could require a costly response from us and could adversely affect our business, results of operations and financial condition.
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
Claims Processing and Transmission. Our system electronically transmits medical claims by physicians to patients’ payors for immediate approval and reimbursement. In addition, we offer business management services that include the manual and electronic processing and submission of medical claims by healthcare providers to patients’ payors for approval and reimbursement. Federal and state laws provide that it is a violation for any person to submit, or cause to be submitted, a claim to any payor, including, without limitation, Medicare, Medicaid and all private health plans and managed care plans, seeking payment for any service or product that overbills or bills for items that have not been provided to the patient. We have in place policies and procedures that we believe assure that all claims that are transmitted by our system and through our services are accurate and complete, provided that the information given to us by our customers is also accurate and complete. If, however, we do not follow those procedures and policies, or they are not sufficient to prevent inaccurate claims from being submitted, we could be subject to substantial liability including, but not limited to, civil and criminal liability. Additionally, any such failure of our billing and collection services to comply with these laws and regulations could adversely affect demand for our services and could force us to expend significant capital, research and development, and other resources to address the failure.

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
Security and Privacy of Patient Information. Federal, state and local laws regulate the privacy and security of patient records and the circumstances under which those records may be released. These regulations govern both the disclosure and use of confidential patient medical record information and require the users of such information to implement specified security and privacy measures. United States regulations currently in place governing electronic health data transmissions continue to evolve and are often unclear and difficult to apply.
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

ARRA Meaningful Use Program. Various federal and state government agencies are developing standards that could become mandatory for systems purchased by entities that are funded by these agencies. For example, the ARRA requires "meaningful use of certified electronic health record technology" by healthcare providers by 2015 in order to receive incentive payments. Regulations have been issued that identify standards and implementation specifications and establish the certification standards for qualifying EHR technology. Nevertheless, these standards and specifications are subject to interpretation by the entities designated to certify such technology. While a combination of our solutions has been certified as meeting both stage one and stage two standards for certified electronic health record technology, the regulatory standards to achieve certification will continue to evolve over time. We may incur increased development costs and delays in delivering solutions if we need to upgrade our software or healthcare devices to be in compliance with these varying and evolving standards. In addition, delays in interpreting these standards may result in postponement or cancellation of our customers’ decisions to purchase our software solutions. If our software solutions are not compliant with these evolving standards, our market position and sales could be impaired and we may have to invest significantly in changes to our software solutions.
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
Standards for Submission of Healthcare Claims. CMS has mandated the use of new patient codes for reporting medical diagnosis and inpatient procedures, referred to as the ICD-10 codes. CMS is requiring all providers, payors, clearinghouses and billing services to utilize these ICD-10 codes when submitting claims for payment. ICD-10 codes will affect medical diagnosis and inpatient procedure coding for everyone covered by HIPAA, not just those who submit Medicare or Medicaid claims. Claims for services provided on or after October 1, 2015 must use ICD-10 codes for medical diagnosis and inpatient procedures or they will not be paid. While we have successfully implemented the use of ICD-10 codes within our products and services, the possibility exists for similar future mandates by CMS. If our products and services do not accommodate CMS mandates at any future date, customers may cease to use those products and services that are not compliant and may choose alternative vendors and products that are compliant. This could adversely impact future revenues.
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
The limited number of hospitals with 300 or fewer acute care beds in our general target market for our acute care product and service offerings, coupled with the accelerated adoption of EHRs resulting from the ARRA's EHR incentive program, has resulted in an ever narrowing market for new system installations which could materially and adversely impact our business, financial condition and operating results.
We have identified opportunities for continued growth and expansion in the form of (1) an expanded replacement market for EHRs as certain existing EHR vendors have struggled and are expected to continue to struggle with the expanding requirements of the ARRA's EHR adoption program, (2) selective expansion into English-speaking international markets, and (3) targeted expansion of the footprint for our ambulatory solutions by aggressively targeting physician practices in those communities where the local hospital is a current CPSI customer. Although we have formulated strategic responses for capitalizing on each of the identified opportunities, there is no guarantee that such responses will ultimately prove successful. Additionally, to the extent that these opportunities fail to develop or develop more slowly than expected, our business, financial condition and operating results could be materially and adversely impacted.
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
RISKS RELATED TO OUR COMPANY
Volatility in and disruption to the global capital and credit markets and tightened lending standards may adversely affect our ability to access credit in the future, the cost of any credit obtained in the future, and the financial soundness of our customers and our business.
Domestic and international events during the last several years have resulted in volatility and disruption to the global capital and credit markets, manifested in the bankruptcy or restructuring of certain financial institutions and reduced lending activity by other financial institutions. Although certain indices and economic data have shown signs of stabilization in the United States and certain global markets, there can be no assurance that these improvements will be broad-based or sustainable. Continued or increased volatility and disruption in the global capital and credit markets may adversely affect the availability, terms and cost of credit in the future. Although we believe that our operating cash flow and financial assets will give us the ability to meet our financing needs for the foreseeable future, there can be no assurance that the continued or increased volatility and disruption in the global capital and credit markets will not impair our liquidity or increase the costs of any future borrowing.
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
Our substantial indebtedness may adversely affect our available cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness.
In connection with the acquisition of Healthland we incurred substantial indebtedness. As of January 8, 2016, we had approximately $150.0 million of indebtedness, which includes $125.0 million under our Term Loan Facility and $25.0 million borrowed under our Revolving Credit Facility. We also have $25.0 million of unused commitments under our Revolving Credit Facility.

Our substantial indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our substantial indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences. For example, it could:

•
make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in an event of default under such instruments;

•	make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•
place us at a competitive disadvantage compared to our competitors that are less highly leveraged and therefore able to take advantage of opportunities that our indebtedness prevents us from exploiting; and

•	limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other purposes.
Any of the above listed factors could have a material adverse effect on our business, prospects, results of operations and financial condition. Furthermore, our interest expense could increase if interest rates increase because our debt bears interest at floating rates, which could adversely affect our cash flows. If we do not have sufficient earnings to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do.
In addition, the Credit Agreement governing our Term Loan Facility and Revolving Credit Facility contains restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. A breach of any of these restrictive covenants, if not cured or waived, could result in an event of default that could trigger acceleration of our indebtedness and may result in the acceleration of or default under any other debt to which a cross-acceleration or cross-default provision applies, which could have a material adverse effect on our business and financial condition. The Credit Agreement requires compliance with a consolidated leverage ratio test. In addition, the Credit Agreement requires prepayment of the outstanding indebtedness thereunder if we have certain excess cash flow, as described therein. The Credit Agreement requires us to mandatorily prepay the Term Loan Facility and amounts borrowed under the Revolving Credit Facility with net cash proceeds from certain financing and other transactions and beginning with the fiscal year ending December 31, 2016, 50% of excess cash flow (minus certain specified other payments), subject to a step down based on our consolidated leverage ratio.
Despite our current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt, which could exacerbate the risks associated with our substantial leverage.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future, including secured indebtedness. Although the Credit Agreement governing our Term Loan Facility and Revolving Credit Facility contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. If new debt is added to our or our subsidiaries’ current debt levels, the related risks that we face would be increased.
To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could have a material adverse effect on our business, prospects, results of operations and financial condition.
Our ability to pay interest on and principal of our debt obligations principally depends upon our operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make these payments.
If we do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our indebtedness, selling assets, reducing or delaying capital investments or capital expenditures or seeking to raise additional capital. Our ability to restructure or refinance our debt, if at all, will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt instruments may restrict us from adopting some of these alternatives. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance our obligations at all or on commercially reasonable terms, could affect our ability to satisfy our debt obligations and have a material adverse effect on our business, prospects, results of operations and financial condition.
The terms of the Credit Agreement governing our Term Loan Facility and Revolving Credit Facility may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.
Our Term Loan Facility and Revolving Credit Facility contain, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interests.
The Credit Agreement governing our Term Loan Facility and Revolving Credit Facility includes covenants restricting, among other things, our ability to:
•incur additional debt;
•incur liens and encumbrances;
•pay dividends on our equity securities or payments to redeem, repurchase or retire our equity securities;
•enter into restrictive agreements;
•make investments, loans and acquisitions;
•merge or consolidate with any other person;
•dispose of assets;
•enter into sale and leaseback transactions;
•engage in transactions with our affiliates; and
•materially alter the business we conduct.
The operating restrictions and covenants in these debt agreements and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. Our ability to comply with these covenants may be affected by events beyond our control, and any material deviations from our forecasts could require us to seek waivers or amendments of covenants, alternative sources of financing or reductions in expenditures. In addition, the outstanding indebtedness under our Term Loan Facility and Revolving Credit Facility is, subject to certain exceptions, secured by security interests in substantially all of our and the subsidiary guarantors’ tangible and intangible assets (subject to certain exceptions). A breach of any of the restrictive covenants in the Credit Agreement governing our Term Loan Facility and Revolving Credit Facility would result in a default, and our lenders may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable, or enforce and foreclose on their security interest and liquidate some or all of such pledged assets. The lenders under our Term Loan Facility and Revolving Credit Facility also have the right in these circumstances to terminate any commitments they have to provide further borrowings.
We are exposed to market risk related to interest rate changes.
We are exposed to market risk related to changes in interest rates as a result of the floating interest rates applicable to the outstanding debt under our Term Loan Facility and Revolving Credit Facility. The interest rate for the outstanding debt under our Term Loan Facility and Revolving Credit Facility as of January 8, 2016 was 3.69%. Borrowings under our Term Loan Facility and Revolving Credit Facility bear interest at a base rate, a LIBOR rate, or a combination of the two, as elected by us, plus an applicable margin. The base rate is determined by reference to the greatest of (a) the prime lending rate of Regions Bank, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate plus one percent per annum. The LIBOR rate is determined by reference to the interest rate for dollar deposits in the London interbank market for the interest period relevant to such borrowings, adjusted as set forth in the Credit Agreement. There is no cap on the maximum interest rate for borrowings under our Term Loan Facility and Revolving Credit Facility.

If we cannot integrate our recent acquisition of Healthland Holding Inc. successfully, our business and prospects could be adversely affected.
In January 2016, we completed our acquisition of Healthland Holding Inc. (“Healthland”) for approximately $252.0 million consisting of approximately $166.9 million in cash (inclusive of financing costs and seller's transaction expenses, and net of cash acquired), 1,973,880 shares of our common stock and the assumption of options exercisable for 174,972 shares of our common stock. We incurred approximately $150.0 million in indebtedness to partially finance the acquisition.
The success of the acquisition will depend significantly on how quickly and efficiently we are able to integrate Healthland with our business. Integration of a substantial business is a challenging, time-consuming and costly process. In addition to costs, successful integration of Healthland will require the dedication of significant management resources that may temporarily detract attention from our day-to-day business.
It is possible that the acquisition itself or the integration process could result in the loss of key Healthland personnel, the disruption of Healthland’s business or inconsistencies or changes in its business processes or methods that could adversely affect Healthland’s ability to conduct business successfully. This could in turn impede our ability to expand and profitably operate Healthland’s business.
Our overall strategy contemplates the growth and profitability of Healthland. Consequently, if we cannot integrate Healthland in a timely and efficient manner, or if we are unable to expand the business and operate it profitably, the anticipated benefits of the acquisition may not be fully realized, we may not recognize the return we anticipate on our investment in Healthland and our business and prospects as a whole may be materially adversely affected.
Further, the market price of our stock may decline due to the Healthland acquisition, including if our integration of Healthland is unsuccessful, takes longer than expected or fails to achieve projected benefits to the extent anticipated by us, financial analysts or investors, or the effect of the acquisition on our post-closing financial results is otherwise not consistent with our expectations or those of our financial analysts or investors.
We may engage in future acquisitions. Such strategic acquisitions may be expensive, time consuming, and subject to other inherent risks which may jeopardize our ability to realize anticipated benefits.
We may acquire additional businesses, technologies and products if we determine that these additional businesses, technologies and products are likely to serve our strategic goals. Acquisitions, including the Healthland acquisition, have inherent risks, which may have a material adverse effect on our business, financial condition, operating results or prospects, including, but not limited to the following:

•	significant acquisition and integration costs;

•	failure to achieve projected synergies and performance targets;

•
potentially dilutive issuances of our securities, the incurrence of debt and contingent liabilities and amortization expenses related to intangible assets with indefinite useful lives, which could adversely affect our results of operations and financial condition;

•	using cash as acquisition currency may adversely affect interest or investment income, which may in turn adversely affect our earnings and/or earnings per share;

•
difficulty in fully or effectively integrating the acquired technologies, software products, services, business practices or personnel, which would prevent us from realizing the intended benefits of the acquisition;

•	failure to maintain uniform standard controls, policies and procedures across acquired businesses;

•	difficulty in predicting and responding to issues related to product transition such as development, distribution and customer support;

•	the possible adverse effect of such acquisitions on existing relationships with third party partners and suppliers of technologies and services;

•
the possibility that staff or customers of the acquired companies might not accept new ownership and may transition to different technologies or attempt to renegotiate contract terms or relationships, including maintenance or support agreements;

•	the assumption of known and unknown liabilities;

•
the possibility that the due diligence process in any such acquisition may not completely identify material issues associated with product quality, product architecture, product development, intellectual property issues, key personnel issues or legal and financial contingencies, including any deficiencies in internal controls and procedures and the costs associated with remedying such deficiencies;

•	difficulty in entering geographic and/or business markets in which we have no or limited prior experience;

•	diversion of management’s attention from other business concerns; and

•	the possibility that acquired assets become impaired, requiring us to take a charge to earnings which could be significant.
A failure to successfully integrate acquired businesses or technology in a timely manner could, for any of these reasons, have an adverse effect on our financial condition and results of operations. As a result, we may not be able to realize the expected benefits that we seek to achieve from the acquisitions, which could also affect our ability to service our debt obligations. In addition, we may be required to spend additional time or money on integration that otherwise would be spent on the development and expansion of our business.
Competition with companies that have greater financial, technical and marketing resources than we have could result in a loss of customers and/or a lowering of prices for our products, causing a decrease in our revenues and/or market share.
Our principal competitors are Meditech and MEDHOST. Meditech and MEDHOST compete with us directly in our target market of rural and community hospitals with 300 or fewer acute care beds. These companies offer products and services that are comparable to our solutions and are designed to address the needs of rural and community hospitals.
Our secondary competitors include McKesson Corporation, Epic Systems Corporation, Cerner Corporation, Quality Systems, Inc., Siemens Corporation, Prognosis Health Information Systems LLC, and athenahealth, Inc. Most of these companies are significantly larger than we are, and they typically sell their products and services to larger hospitals outside of our target market. However, they sometimes compete directly with us. We also face competition from providers of practice management systems, general decision support and database systems and other segment-specific applications, as well as from healthcare technology consultants. Any of these companies, as well as other technology or healthcare companies, could decide at any time to specifically target hospitals within our target market.
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
A significant portion of our facilities and employees are located within 30 miles of the coast of the Gulf of Mexico. Our facilities are vulnerable to significant damage or destruction from hurricanes and tropical storms. We are also vulnerable to damage from other types of disasters, including tornadoes, fires, floods and similar events. If any disaster were to occur, our ability to conduct business at our facilities could be seriously impaired or completely destroyed. This would have adverse consequences for our customers who depend on us for system support or business management, consulting and managed IT services. Also, the servers of customers who use our remote access services could be damaged or destroyed in any such disaster. This would have potentially devastating consequences to those customers. Although we have an emergency recovery plan, including back-up systems in remote locations, there can be no assurance that this plan will effectively prevent the interruption of our business due to a natural disaster. Furthermore, the insurance we maintain may not be adequate to cover our losses resulting from any natural disaster or other business interruption.
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
We do not have employment or non-competition agreements with most of our key personnel, and their departure could harm our future success.
Our future success depends to a significant extent on the leadership and performance of our chief executive officer and other executive officers. We do not have employment or non-competition agreements with most of our executive officers. Therefore, they may terminate their employment with us at any time and may compete against us. The loss of the services of any of our executive officers could have a material adverse effect on our business, financial condition and results of operations.
If we are unable to manage our growth in the new markets we may enter, our business and financial results could suffer.
Our future financial results will depend in part on our ability to profitably manage our business in new markets that we may enter. We are engaging in the strategic identification of, and competition for, growth and expansion opportunities in new markets or offerings. In order to successfully execute on these future initiatives, we will need to, among other things, manage changing business conditions and develop expertise in areas outside of our business's traditional core competencies. Difficulties in managing future growth in new markets could have a significant negative impact on our business, financial condition and results of operations.
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
If we were found to infringe on the intellectual property rights of others, we could be forced to pay significant license fees or damages for infringement. If we were unable to obtain licenses to these rights on commercially acceptable terms, we would be required to discontinue the sale of our products that contain the infringing technology. Our customers would also be required to discontinue the use of those products. We are unable to insure against this risk on an economically feasible basis. Even if we were to prevail in an infringement lawsuit, the accompanying publicity could adversely impact the demand for our products. Under some circumstances, we agree to indemnify our customers for some types of infringement claims that may arise from the use of our products.
We face the risks and uncertainties that are associated with litigation against us, which may adversely impact our marketing, distract management and have a negative impact upon our business, results of operations and financial condition.
We face the risks associated with litigation concerning the operation of our business. For example, companies in our industry, including many of our competitors, have been subject to litigation based on allegations of patent infringement or other violations of intellectual property rights. In particular, patent holding companies often engage in litigation to seek to monetize patents that they have obtained. As the number of competitors, patents and patent holding companies in our industry increases, the functionality of our products and services expands, and we enter into new geographies and markets, the number of intellectual property rights-related actions against us is likely to continue to increase. The uncertainty associated with substantial unresolved litigation may have an adverse effect on our business. In particular, such litigation could impair our relationships with existing customers and our ability to obtain new customers. Defending such litigation may result in a diversion of management's time and attention away from business operations, which could have an adverse effect on our business, results of operations and financial condition. Such litigation may also have the effect of discouraging potential acquirers from bidding for us or reducing the consideration such acquirers would otherwise be willing to pay in connection with an acquisition.
There can be no assurance that such litigation will not result in liability in excess of our insurance coverage, that our insurance will cover such claims or that appropriate insurance will continue to be available to us in the future at commercially reasonable rates.
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
RISKS RELATED TO OUR COMMON STOCK
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
We lease the remainder of our facilities in various locations in the United States, including: Fairhope, Alabama; Frackville, Pennsylvania; Lanett, Alabama; Mobile, Alabama; and Monroe, Louisiana. In connection with our acquisition of Healthland Holding Inc. in January 2016, we assumed facility leases in: Denver, Colorado; Franklin, Tennessee; Glenwood, Minnesota; Marshall, Minnesota; Minneapolis, Minnesota; and Ridgeland, Mississippi.
We do not anticipate the need to lease additional office space in 2016, as we expect that our existing facilities will be sufficient to meet our needs until the end of 2016 and beyond.

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
Market for CPSI Common Stock
As of March 11, 2016, CPSI had 246 stockholders of record (which does not include the number of beneficial owners whose shares are held in "street" names by broker-dealers and other nominees who are the record holders) and 13,425,001 shares of common stock outstanding.
CPSI’s common stock is listed on the NASDAQ Global Select Market under the symbol "CPSI." The following table sets forth, for the calendar quarters indicated, the high and low sales prices per share for CPSI’s common stock on the NASDAQ Global Select Market, and the cash dividends declared per share in each such quarter:

	High	Low	Dividends Declared Per Share
2015
First Quarter	$62.98	$47.40	$0.64
Second Quarter	57.49	51.78	0.64
Third Quarter	56.86	41.64	0.64
Fourth Quarter	54.99	36.04	0.64
2014
First Quarter	$71.89	$56.60	$0.57
Second Quarter	67.42	59.21	0.57
Third Quarter	66.71	57.22	0.57
Fourth Quarter	64.86	57.13	0.57
The last reported sales price of CPSI’s common stock as reported on the NASDAQ Global Select Market on March 11, 2016 was $53.54.
Dividends
During 2015, we paid a quarterly dividend in the amount of $0.64 per share, compared to $0.57 per share during 2014. We believe that paying dividends is an effective way of providing an investment return to our stockholders and a beneficial use of our cash. However, the declaration of dividends by CPSI is subject to the discretion of our Board of Directors. Our Board of Directors will take into account such matters as general business conditions, capital needs, our financial results and such other factors as our Board of Directors may deem relevant. Additionally, the terms of our Credit Agreement restrict our ability to pay dividends. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources-Credit Agreement” included herein.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands except for share and per share data)
INCOME DATA:
Total sales revenues	$182,174	$204,742	$200,863	$183,309	$173,476
Total costs of sales	108,065	110,766	107,126	102,648	94,065
Gross profit	74,109	93,976	93,737	80,661	79,411
Total operating expenses	49,022	44,389	43,493	39,384	38,116
Operating income	25,087	49,587	50,244	41,277	41,295
Total other income	404	152	466	721	667
Income before taxes	25,491	49,739	50,710	41,998	41,962
Provision for income taxes	7,148	16,819	17,967	12,025	16,129
Net Income	$18,343	$32,920	$32,743	$29,973	$25,833
Net income per share - basic	$1.62	$2.94	$2.95	$2.71	$2.34
Net income per share - diluted	$1.62	$2.94	$2.95	$2.71	$2.34
Weighted average shares outstanding:
Basic	11,083,403	11,025,897	10,997,890	10,976,982	10,961,245
Diluted	11,083,403	11,026,406	10,997,890	10,976,982	10,961,245
Cash dividends declared per common share	$2.56	$2.28	$2.04	$2.84	$1.44

	As of December 31,
	2015	2014	2013	2012	2011
BALANCE SHEET DATA
Cash and cash equivalents	$24,951	$23,792	$11,729	$8,912	$6,664
Working capital	57,136	63,355	51,301	32,486	37,498
Total assets	92,788	99,325	92,535	77,839	75,645
Total current liabilities	17,421	18,161	21,451	18,461	16,671
Total stockholders’ equity	75,366	80,781	69,083	57,202	57,384

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Background
CPSI, founded in 1979, is a leading provider of healthcare information technology ("IT") solutions and services for rural and community hospitals and post-acute care facilities. With our January 2016 acquisition of Healthland Holding Inc. ("HHI"), CPSI is now the parent of five companies - Evident, LLC ("Evident"), TruBridge, LLC ("TruBridge"), Healthland Inc. ("Healthland"), American HealthTech, Inc. ("AHT"), and Rycan Technologies, Inc. ("Rycan"). Our combined companies are focused on helping improve the health of the communities we serve, connecting communities for a better patient care experience, and improving the financial operations of our customers. The individual contributions of each of our five wholly-owned subsidiaries towards this combined focus is as follows:

•
Evident, formed in April 2015, provides comprehensive electronic health record ("EHR") solutions and services for rural and community hospitals, including those solutions previously sold under the CPSI name as well as an expanded range of offerings targeted specifically at rural and community healthcare organizations.

•	TruBridge focuses exclusively on providing business management, consulting and managed IT services to rural and community healthcare organizations, regardless of their IT vendor.

•	Healthland, acquired in the acquisition of HHI, provides integrated technology solutions and services to small rural and critical access hospitals.

•	AHT, acquired in the acquisition of HHI, is one of the nation's largest providers of financial and clinical technology solutions and services for post-acute care facilities.

•	Rycan, acquired in the acquisition of HHI, provides revenue cycle management workflow and automation software to hospitals, healthcare systems, and skilled nursing organizations.
The combined company currently supports approximately 1,300 acute care facilities and over 3,300 post-acute care facilities with a geographically diverse customer mix within the domestic rural and community healthcare market. Our customers primarily consist of rural and community hospitals with 300 or fewer acute care beds, with hospitals having 100 or fewer beds comprising approximately 95% of our hospital EHR customer base.
As the acquisition of HHI did not occur until January 2016, the historical financial results presented below do not reflect the results of HHI.
Management Overview
Historically we have primarily sought revenue growth through sales of healthcare IT systems and related services to existing and new customers within our target market. Despite an overall decline in revenues during 2015, our strategy has produced consistent revenue growth over the long term, as reflected in five- and ten-year compounded annual growth rates in revenues of approximately 3.5% and 5.3%, respectively. Important to our potential for continued long-term revenue growth is our ability to sell new and additional products and services to our existing customer base, including cross-selling opportunities presented with the acquisition of HHI. We believe that as our combined customer base grows, the demand for additional products and services, including business management, consulting and managed IT services, will also continue to grow, supporting further increases in recurring revenues. We also expect to drive revenue growth from new product development that we may generate from our research and development activities.
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
January 2016 marked an important milestone for CPSI, as we announced the completion of our acquisition of HHI, the first major acquisition in the Company's history. With this acquisition, CPSI now has a presence in well over 1,000 rural and community hospitals and over 3,300 post-acute care facilities, adding significantly to our already significant recurring revenue base and further expanding our ability to generate organic recurring revenue growth through additional cross-selling opportunities now available within the combined company.
Our business model is designed such that, as revenue growth materializes, earnings and profitability growth are naturally bolstered through increased future margin realization. Once a hospital has installed our solutions, we continue to provide support and maintenance services to the customer on an ongoing basis and make available to the customer our broad portfolio of business management, consulting, and managed IT services. The provision of these services typically requires fewer resources than the initial system installation, resulting in increased overall gross margins.
We also look to increase margins through cost containment measures where appropriate. For example, during 2015 we have allowed natural workforce attrition to run its course within our system implementation employee base, selectively attempting to retain or replace only those positions considered by management to be critical to our continuing needs. Additionally, during the third quarter of 2015 we instituted a one-time, voluntary severance program offering those employees meeting certain predetermined criteria severance packages involving continuing periodic cash payments and healthcare benefits for varying periods, depending upon the individual's years of service with the Company. Lastly, we have instituted several changes related to our employee benefits offerings, including a spousal carve-out for healthcare benefits that took effect on January 1, 2016. The acquisition of HHI in January of 2016 presents us with additional opportunities to leverage the greater operating efficiencies of the combined entity to drive further earnings and profitability growth in the future.
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
In recent years, there have been significant changes to provider reimbursement by the U.S. federal government, followed by commercial payers and state governments. There is increasing pressure on healthcare organizations to reduce costs and increase quality, replacing fee-for-service in part by enrolling in an advanced payment model, which could further encourage adoption of healthcare IT and increasing demand for business management, consulting, and managed IT services as the future success of these healthcare providers is greatly dependent upon their ability to engage patient populations and to coordinate patient care across a multitude of settings, while optimizing operating efficiency along the way.
American Recovery and Reinvestment Act of 2009
While ongoing financial challenges facing healthcare organizations have impacted and are expected to continue to impact the rural and community hospitals that comprise our target market, we believe that the incentives offered by the American Recovery and Reinvestment Act of 2009 (the "ARRA") for the adoption of qualifying EHRs have increased and will continue to support demand for healthcare information technology and will have a positive impact on our business prospects through at least 2017. As of December 31, 2015, incentive payments totaling $31.9 billion have been made to aid healthcare organizations in modernizing their operations through the acquisition and wide-spread use of healthcare information technology. Eligible hospitals could begin receiving these incentive payments in any year from 2011 through 2015, but the total incentive payment is decreased for hospitals that started receiving payments in 2014 and later. Additionally, reimbursements under Medicare have been reduced for those eligible healthcare providers that did not begin to demonstrate meaningful use of an EHR by October 1, 2014.
The accelerated adoption of EHRs resulting from the ARRA's EHR incentive program has resulted in a narrowing market for new system installations and has accelerated the purchases of incremental applications by our existing customer base to satisfy the current meaningful use rules, thereby also narrowing the market for add-on sales to existing customers for meaningful use stage two-related incremental applications. Despite these narrowing markets, we expect to continue to benefit from the ARRA's EHR incentive program in the medium-to-long term as the expanded requirements for continued eligibility for incentive payments and related payment adjustments for those healthcare providers not in compliance with meaningful use rules are expected to result in both an expanded replacement market for EHRs and additional orders from our existing customer base to purchase incremental applications necessary to satisfy such expanded requirements, particularly as the stage three meaningful use rules become effective. The stage three requirements will be optional for 2017, with all providers required to comply with the stage three requirements beginning in 2018. However, as the EHR replacement market is not likely to develop rapidly and the market for add-on sales to existing customers for incremental stage three-related applications is not likely to significantly expand until the related stage three rules become effective, our system sales revenues and profitability are expected to be materially and adversely impacted during the short-term. Although we are pursuing other strategic initiatives designed to result in system sales revenue growth in the future in the form of selective expansion into English-speaking international markets, selective expansion within the 100 to 300 bed hospital market and targeted expansion for our ambulatory solutions, there can be no guarantee that such initiatives will prove successful or will benefit the Company in a sufficiently timely fashion to offset the short-term effects of the afore-mentioned narrowing markets.
Health Care Reform
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, collectively referred to as the "Health Reform Laws." This sweeping legislation implements changes to the healthcare and health insurance industries from 2010 through 2015, requiring substantially all U.S. citizens and legal residents to have qualifying health insurance coverage starting in 2014 and providing the means by which it will be made available to them. The Health Reform Laws have had little direct impact on our internal operation and do not appear to have had a significant impact on the businesses of our hospital customers to date. However, we have not been able to determine at this point whether the ultimate impact will be positive, negative or neutral; it is likely that the Health Reform Laws will affect hospitals differently depending upon the populations they service. Rural and community hospitals typically service higher uninsured populations than larger urban hospitals and rely more heavily on Medicare and Medicaid for reimbursement. It remains to be seen whether the increase in the insured populations for rural and community hospitals, as well as the increase in Medicare and Medicaid reimbursements under the ARRA for hospitals that implement EHR technology, will be enough to offset cuts in Medicare and Medicaid reimbursements contained in the Health Reform Laws or as a result of sequestration or other federal legislation.
We believe healthcare initiatives will continue during the foreseeable future. If adopted, some aspects of previously proposed reforms, such as further reductions in Medicare and Medicaid payments, could adversely affect the businesses of our customers and thereby harm our business.
2015 Financial Overview
The aforementioned narrowing markets for new customer installations and add-on sales to existing customers for incremental stage two applications had a significant impact on our revenues, profitability, and cash generating abilities for 2015, as our gross revenues declined 11.0%, net income decreased 44.3%, and cash flow from operations decreased 20.7% from the record levels achieved in 2014. The impact of these narrowing markets has been further exacerbated by the operating assumption utilized during the majority of 2015 by many hospitals and eligible providers of a full-year reporting period for 2015 for continued participation in the EHR incentive program. Although a three-month reporting period was permitted by CMS for all hospitals and eligible providers to report compliance with meaningful use requirements for federal fiscal 2014, hospitals and eligible providers were originally required to report compliance with meaningful use standards for full federal fiscal 2015. Although CMS finalized a rule in October 2015 shortening the 2015 reporting period to 90 days, the original rule influenced the capital expenditure budgets and purchasing decisions of many hospitals and eligible providers throughout the majority of 2015, resulting in many healthcare providers delaying the purchase of incremental applications necessary to comply with the 2015 meaningful use requirements as the opportunity to attest for the 2015 reporting year had effectively lapsed on October 1, 2014.

As mentioned above, our operations have been significantly affected by the EHR incentives offered under the ARRA and the related reduction in Medicare reimbursement rates for those providers that failed to demonstrate meaningful use of EHR by October 1, 2014. "Meaningful use" of EHR under the ARRA refers to a set of core criteria that medical providers must meet in order to prove that they are using their EHR as an effective tool in their practice, plus additional a la carte menu items. Meaningful use is measured in three stages, with each stage representing a level of adoption of EHR. EHR incentive payments to eligible hospitals meeting the stage one criteria began in 2011. Eligible hospitals that did not meet the stage one criteria by October 1, 2013 have begun to experience a decrease in the overall incentive payments for which they are eligible under the incentive program. Providers that began participation in the incentive program in 2011 are required to meet three consecutive years of meaningful use under the stage one criteria before advancing to the stage two criteria in their fourth year, with all other providers being required to meet two years of meaningful use under the stage one criteria before advancing to the stage two criteria in their third year. In August 2014, CMS released a final rule granting flexibility to providers who were experiencing difficulties fully implementing ONC 2014 Edition EHR, effectively giving all providers the option to defer demonstrating meaningful use under the stage two criteria until the federal government's 2015 fiscal year (October 1, 2014 - September 30, 2015).
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
In the first year of participation in the EHR incentive program, eligible hospitals are required to report compliance with stage one requirements for a consecutive 90-day period during the federal government's fiscal year to qualify for incentive payments. For subsequent years, the original rules required eligible hospitals to report compliance with meaningful use standards for a full EHR reporting year. However, for federal fiscal 2014 CMS permitted a one-time three-month reporting period. For eligible hospitals, this three-month reporting period is fixed to the quarter of the federal government's fiscal year. As a result of the 90-day reporting periods associated with these annual compliance periods, in order for eligible hospitals to maximize potential EHR incentive payments and avoid the aforementioned reduction in Medicare reimbursement rates for failure to demonstrate meaningful use of EHR by October 1, 2014, our financial results have been uneven during the term of the ARRA program, with system sales activity relating to the ARRA generally having been higher in the first two quarters of our fiscal year and lower in the last two quarters of our fiscal year. Although the original rules required eligible hospitals to report compliance with meaningful use standards for the full 2015 EHR reporting year, CMS issued a final rule in October 2015 to apply a similar shortened reporting period for fiscal 2015 and realign the EHR reporting period to the calendar year (as opposed to the federal fiscal year, which ended on September 30, 2015). The capital expenditure budgets and purchasing decisions of many hospitals and eligible providers for the majority of 2015 were largely influenced by operating assumptions based on the original rules, and many healthcare providers elected to delay the purchase of incremental applications necessary to comply with the 2015 meaningful use requirements as the opportunity to attest for the 2015 reporting year had effectively lapsed on October 1, 2014. Although the final rule allowing a shortened reporting period for fiscal 2015 (now aligned to the calendar year) provides some relief to healthcare providers, the adoption of this final rule in October 2015 did not significantly benefit our system sales revenues as 2015 attestations were based on EHR systems in place prior to October 1, 2015. After 2015, hospitals and eligible providers are required to attest for full calendar years, resulting in an expectation that remaining ARRA-related system sales revenues will experience some level of seasonality, with lower volumes expected in the first two quarters of our fiscal year and higher volumes in the last two quarters of our fiscal year.
First Generation Meaningful Use Installment Plans. During 2012, we included language in certain of our customer license agreements that more evenly matched customers’ anticipated cash inflows under the EHR incentive program with the necessary cash outflows for purchasing our EHR solution ("First Generation Meaningful Use Installment Plans"). Under these arrangements, a customer is required to remit to us Medicare and Medicaid incentive payments (not to exceed the remaining balance under the arrangement) received for adoption of qualifying EHRs upon receipt of such funds, with only nominal payments required until the customer’s receipt of such incentive payments. If no such incentive payments are received by the customer or if such payments are not sufficient to pay the remaining balance under the arrangement, payments continue at contracted nominal amounts until the balance of the contract price is paid in full. EHR incentive payments aside, these nominal payment amounts would result in the overall duration of the payment periods significantly exceeding that of our historical financing arrangements. As a result, revenue from these arrangements is recognized as the amounts become due. As of December 31, 2015, we have remaining accumulated unrecognized revenue of $0.2 million to be recognized as the amounts become due under these contracts, with the entire amount due from a single customer. The final new system installation under a First Generation Meaningful Use Installment Plan was performed during the fourth quarter of 2012, and the Company does not expect to offer such payment terms going forward. As a result, aside from the anticipated recognition of the $0.2 million of accumulated unrecognized revenue as of December 31, 2015, we do not expect First Generation Meaningful Use Installment Plans to have a significant impact on our future financial statements.
Second Generation Meaningful Use Installment Plans. Beginning in the fourth quarter of 2012, we ceased offering First Generation Meaningful Use Installment Plans to our customers, opting instead for license agreements with payment terms that provide us with greater visibility into and control over the customer's meaningful use attestation process and significantly reducing the maximum timeframe over which customers must satisfy their full payment obligations in purchasing our system ("Second Generation Meaningful Use Installment Plans"). Under these arrangements, for the first two years following execution of the contract, a customer is only required to remit to us Medicare and Medicaid incentive payments (not to exceed the remaining balance under the arrangement) received for adoption of a qualifying EHR upon receipt of such funds. Upon the expiration of this two-year period, the remaining balance (if any) is required to be paid in full over a period not to exceed 12 months. As the overall payment period durations of the Second Generation Meaningful Use Installment Plans are consistent with that of our historical system sale financing arrangements, revenues under the Second Generation Meaningful Use Installment Plans are recognized upon installation of our EHR solution. Second Generation Meaningful Use Installment Plans comprised four of the 16 new system installations during 2015, compared to eight of 24 new system installations during 2014.
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
We have also historically made our software applications available to customers through "Software as a Service" or "SaaS" configurations, including our Cloud Electronic Health Record ("Cloud EHR") offering. These offerings are attractive to some customers because this configuration allows them to obtain access to advanced software products without a significant initial capital outlay. Although the broader enterprise software marketplace has been experiencing an increasing trend of SaaS arrangements in the past few years, this trend has been slower to develop within our market for new system installations and add-on sales to existing customers. However, 2015 reflected a substantial increase in the prevalence of such arrangements within our system sales arrangements, a trend we expect to continue for the foreseeable future. Unlike our historical perpetual license arrangements under which the related revenue is recognized effectively upon installation, the SaaS arrangements result in revenue being recognized monthly as the services are provided over the term of the arrangement. As a result, the effect of this trend on the Company's financial statements is reduced system sales revenues during the period of installation in exchange for increased recurring periodic revenues (reflected in support and maintenance revenues) over the term of the SaaS arrangement.
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
Business Management, Consulting and Managed IT Services. Our business management services include electronic billing, insurance services, statement processing, accounts receivable management, payroll processing, and contract management. Most of these business management services are sold pursuant to one-year customer agreements, with automatic one-year renewals until terminated. Additional services include hosting, backup recovery, medical coding, IT and business improvement consulting and other consulting and managed IT services if needed. Revenues from business management, consulting and managed IT services are recognized when these services are performed.
Reference is made to Note 2 to the consolidated financial statements included herein for additional discussion of our revenue recognition policies.
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
Support and Maintenance. The principal costs associated with our system support and maintenance services are employee salaries, benefits, procurement costs related to forms and supplies, and certain other overhead expenses. These costs are expensed as incurred.
Business Management, Consulting and Managed IT Services. The principal cost related to our statement processing services is third party processing costs. The principal costs related to our other business management, consulting and managed IT services are employee-related expenses, such as salaries and benefits, and telecommunication fees.

Results of Operations
The following table sets forth certain items included in our results of operations for each of the three years in the period ended December 31, 2015, expressed as a percentage of our total revenues for these periods (dollar amounts in thousands):

	Year ended December 31,
	2015		2014		2013
	Amount	% Revenues	Amount	% Revenues	Amount	% Revenues
INCOME DATA:
Sales revenues:
System sales	$42,994	23.6%	$75,099	36.7%	$79,792	39.7%
Support and maintenance	75,392	41.4%	73,553	35.9%	71,506	35.6%
Business management, consulting and managed IT services	63,788	35.0%	56,090	27.4%	49,565	24.7%
Total sales revenues	182,174	100.0%	204,742	100.0%	200,863	100.0%
Costs of sales:
System sales	39,514	21.7%	44,620	21.8%	47,840	23.8%
Support and maintenance	27,214	14.9%	29,081	14.2%	28,640	14.3%
Business management, consulting and managed IT services	41,337	22.7%	37,065	18.1%	30,646	15.3%
Total costs of sales	108,065	59.3%	110,766	54.1%	107,126	53.4%
Gross profit	74,109	40.7%	93,976	45.9%	93,737	46.6%
Operating expenses:
Sales and marketing	12,212	6.7%	14,370	7.0%	14,737	7.3%
General and administrative	36,810	20.2%	30,019	14.7%	28,756	14.3%
Total operating expenses	49,022	26.9%	44,389	21.7%	43,493	21.6%
Operating income	25,087	13.8%	49,587	24.2%	50,244	25.0%
Other income:
Other income	404	0.2%	152	0.1%	466	0.2%
Total other income	404	0.2%	152	0.1%	466	0.2%
Income before taxes	25,491	14.0%	49,739	24.3%	50,710	25.2%
Provision for income taxes	7,148	3.9%	16,819	8.2%	17,967	8.9%
Net income	$18,343	10.1%	$32,920	16.1%	$32,743	16.3%
2015 Compared to 2014
Revenues. Total revenues decreased 11.0%, or $22.6 million. This was largely attributed to a $32.1 million decrease in system sales revenues due to the aforementioned narrowing markets for new system installations and add-on sales to existing customers for stage two-related incremental applications, further exacerbated by the aforementioned delayed purchasing decisions caused by the original (pre-October 2015) requirement for a full-year reporting period for 2015 meaningful use attestation. The decrease in system sales revenues was partially offset by a combined $9.5 million increase in support and maintenance revenues and business management, consulting and managed IT services revenues due to a larger customer base and increased applications within that customer base requiring support and maintenance services, as well as increased demand for and market acceptance of our business management, consulting and managed IT services, coupled with selective expansion of our service offerings within these service categories.
System sales revenues decreased by 42.8%, or $32.1 million. The accelerated adoption of EHRs resulting from the ARRA's EHR incentive program has resulted in a narrowing market for new system installations and has accelerated the purchase of incremental applications by our existing customer base to satisfy the current meaningful use rules, thereby narrowing the market for add-on sales to existing customers for stage two-related incremental applications. Consequently, we experienced a significant decrease in new system installations during 2015, as we completed financial and patient accounting system installations at 16 new hospital clients during 2015 (eight of which were under Cloud EHR or other SaaS arrangements, under which the related costs are all captured in the period of installation with the resulting revenue recognized ratably over the contractual term as the services are provided) compared to 24 during 2014 (two of which were under Cloud EHR or other SaaS arrangements). This decrease in the number of new system installations resulted in decreased new customer installation revenues of 42.5%, or $6.5 million. Similarly, add-on sales to existing customers, which accounted for 73.0% of our system sales revenues during 2015 compared to 73.3% during 2014, decreased 43.0%, or $23.7 million. Additionally, we experienced a $2.0 million decrease in revenue recognized under First Generation Meaningful Use Installment Plans. Under these arrangements, for which the related installations were completed during 2012, a substantial majority of the consideration is not received or revenue recognized until the customers successfully achieve "meaningful use" designation and receive related stage one ARRA incentive payments. These arrangements resulted in $0.2 million and $2.2 million of revenue recognized (net of additional unrecognized revenue accumulated) during 2015 and 2014, respectively.
Support and maintenance revenues increased by 2.5%, or $1.8 million, due to an increase in recurring revenues as a result of a larger customer base, an increase in support fees for add-on business sold to existing customers, and an increase in support rates from contractually agreed upon CPI rate increases.
Business management, consulting and managed IT services revenues increased by 13.7%, or $7.7 million. Our hospital clients operate in an environment typified by rising costs and increased complexity, and are increasingly seeking to alleviate themselves of the ever increasing administrative burden of operating their own business office functions, resulting in an expanded customer base for our private pay services (increasing 4.9%, or $0.6 million) and accounts receivable management services (increasing 28.2%, or $4.6 million). Of the $4.6 million increase in revenues related to our accounts receivable management services, $1.2 million is directly attributable to a newly introduced fee arrangement with two hospital clients whereby our fees, instead of calculated as a percentage of collections, are determined as a function of our success or failure in generating periodic cash collections as compared to a mutually agreed upon, predetermined target amount. Additionally, the continued expansion and growth of our recently introduced service offerings have resulted in increased demand for our revenue cycle management consulting services and health information management consulting services (increasing a combined 43.0%, or $0.7 million), and cloud computing services (a component of managed IT services, increasing 19.3%, or $0.3 million). Lastly, the continued maturation of medical coding services (a component of consulting services), introduced in the fourth quarter of 2013, resulted in revenues of $2.1 million during 2015 compared to only $0.9 million in 2014.
Costs of Sales. Total costs of sales decreased by 2.4%, or $2.7 million. As a percentage of revenues, costs of sales increased from 54.1% to 59.3%.
Costs of system sales decreased by 11.4%, or $5.1 million. The decrease in costs of system sales was primarily due to a decrease in travel costs of 33.9%, or $3.0 million, as a result of the decrease in new system installations and add-on sales. Payroll and related expenses decreased 7.6%, or $1.8 million, as a result of natural workforce attrition. The gross margin on system sales decreased to 8.1% in 2015 from 40.6% in 2014, as the significant decline in system sales revenues coupled with a heavily fixed cost structure have resulted in significant margin deterioration. Excluding the net effect on revenue resulting from First Generation Meaningful Use Installment Plans (which were used by the Company in 2012) and the deferral of the related cost of equipment, the adjusted gross margin on system sales (as hereinafter defined in the "Non-GAAP Financial Measures" section below) decreased to 7.7% in 2015 from 38.8% in 2014. The table below summarizes the major components of costs of system sales as a percentage of system sales revenues:

	Year Ended December 31,
	2015	2014
Payroll and related expenses	51.3%	31.8%
Travel expenses	13.5%	11.7%
Cost of equipment	11.3%	6.3%
Excluding the net effect on revenue and cost of equipment resulting from First Generation Meaningful Use Installment Plans, payroll and related expenses, travel expense, and adjusted cost of equipment (as hereinafter defined in the "Non-GAAP Financial Measures" section below) would represent 51.6%, 13.6% and 11.3%, respectively, of adjusted system sales (as hereinafter defined in the "Non-GAAP Financial Measures" section below) for 2015, compared to 32.8%, 12.1% and 6.5%, respectively, for 2014. Please see the tables set forth below under the caption "Non-GAAP Financial Measures" for a reconciliation of each of these non-GAAP financial measures to the comparable financial measure determined in accordance with GAAP.
Costs of support and maintenance decreased 6.4%, or $1.9 million, primarily due to a decrease in server-expansion expenditures and decreased payroll and related costs as a result of natural workforce attrition. The gross margin on support and maintenance revenues increased to 63.9% in 2015 from 60.5% in 2014.

Our costs associated with business management, consulting and managed IT services increased 11.5%, or $4.3 million, with the largest contributing factor being an increase in payroll and related costs of 11.6%, or $2.4 million, as a result of adding more employees during the trailing twelve months in order to support and develop our growing customer base and increase capacity in advance of anticipated future increases in demand. For similar reasons, we have experienced an increase in temporary labor costs of 12.2%, or $0.3 million. Stock-based compensation expense increased by $0.3 million as a result of additional grants of restricted stock to our executive officers and certain key employees during the trailing twelve months. Rent expense increased $0.1 million, mostly as a result of the opening of our Frackville, Pennsylvania location in January 2015. Commission expense increased 20.7%, or $0.5 million, as a result of increased revenues. Expenses associated with our medical coding services increased $0.2 million due to increased recruiting efforts in order to accommodate rapidly increasing demand. Lastly, third party statement processing costs increased 17.6%, or $0.8 million, due to the aforementioned expansion in our customer base for private pay services and accounts receivable management services (statement processing services are included within those respective service offerings). The gross margin on these services increased to 35.2% in 2015 from 33.9% in 2014.
Sales and Marketing Expenses. Sales and marketing expenses decreased 15.0%, or $2.2 million. This decrease is primarily attributable to a decrease in commission expense of 45.1%, or $2.5 million, due to decreased revenue from new system installations and add-on sales. The decrease in commission expense was partially offset by a $0.4 million increase in stock-based compensation expense as a result of additional grants of restricted stock to our executive officers and certain key employees during the trailing twelve months.
General and Administrative Expenses. General and administrative expenses increased 22.6%, or $6.8 million, with the largest contributing factors being $3.0 million of transaction costs incurred related to our acquisition of HHI, which was completed in January 2016, and $2.0 million of severance expense related to a one-time voluntary termination program instituted by the Company during the third quarter of 2015. Costs associated with healthcare benefits offered to our employees increased $2.0 million mostly due to increases in both the volume and severity of insurance claims made on behalf of participants in our self-insurance healthcare plan and the expanded utilization of on-site health clinics, which were added as a benefit to our employees beginning in the fourth quarter of 2013. Legal and accounting fees increased $0.7 million due to one-time, nonrecurring expenses and stock-based compensation expensed increased $0.4 million due to additional grants of restricted stock to our executive officers, certain key employees and non-employee directors during the trailing twelve months. The combined $8.1 million increase in transaction costs, severance expense, costs associated with healthcare benefits offered to our employees, legal and accounting fees, and stock-based compensation has been partially offset by a $0.5 million decrease in costs related to our incentive bonus program for certain members of management as profitability growth deteriorated from 2014 to 2015. Additionally, increased earned-time-off utilization has resulted in a $0.8 million decrease in payroll and related expenses, as we have instituted changes in our earned-time-off policy during 2015 that lower the maximum amount of earned-time-off an employee will be allowed to carry over from 2015 to 2016. This policy change provided our employees with an added incentive to fully utilize existing earned-time-off balances throughout 2015 in order to avoid forfeiture of earned-time-off at the conclusion of 2015.
As a percentage of total revenues, sales and marketing expenses, and general and administrative expenses increased to 26.9% in 2015 compared to 21.7% in 2014.
As a result of the foregoing factors, income before taxes decreased by 48.8%, or $24.2 million.
Income Taxes. Our effective income tax rate for the years ended December 31, 2015 and 2014 was 28.0% and 33.8%, respectively. This decrease in effective income tax rate was primarily due to beneficial adjustments in the amount of $1.2 million recorded during 2015 related to our reserves for uncertain tax positions, benefiting our effective tax rate by 4.8%. The federal returns for tax years 2004 through 2009 were previously under examination by the IRS, primarily in relation to research credits claimed on those returns. The IRS completed these examinations during 2015, resulting in enhanced clarity regarding the sustainability of our uncertain tax positions for all years. The completion of these examinations prompted a beneficial change in our measurement of reserves for uncertain tax positions.
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
System sales revenues decreased by 5.9%, or $4.7 million. The accelerated adoption of EHRs resulting from the ARRA's EHR incentive program has resulted in an ever narrowing market for new system installations. Consequently, we experienced a significant decrease in new system installations during 2014, as we completed financial and patient accounting system installations at 24 new hospital clients during 2014 (two of which were under SaaS arrangements, under which the related costs are all captured in the period of installation with the resulting revenue recognized ratably over the contractual term as the services are provided) compared to 30 during 2013 (one of which was under a SaaS arrangement). This decrease in the number of new system installations, coupled with a 30.5% decrease in average installation size, resulted in decreased new customer installation revenues of 42.3%, or $12.7 million. This decrease in revenues from new customer installations was partially offset by an increase in add-on sales to existing customers of 19.1%, or $8.8 million, as a result of increased installations within our existing customer base of our physician documentation application, a critical application in achieving stage two of meaningful use criteria. In total, add-on sales to existing customers accounted for 73.3% of our system sales revenues during 2014 compared to 58.0% during 2013. Lastly, we experienced a $1.7 million decrease in revenue recognized under First Generation Meaningful Use Installment Plans. Under these arrangements, for which the related installations were completed during 2012, a substantial majority of the consideration is not received or revenue recognized until the customers successfully achieve "meaningful use" designation and receive related stage one ARRA incentive payments. These arrangements resulted in $2.2 million and $3.9 million of revenue recognized (net of additional unrecognized revenue accumulated) during 2014 and 2013, respectively. Excluding the net effect on revenue resulting from these arrangements, adjusted system sales (as hereinafter defined in the "Non-GAAP Financial Measures" section below) decreased $3.0 million, or 4.0%, due to the decrease in new customer installations.
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
Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2015, our principal sources of liquidity consisted of cash and cash equivalents and investments of $35.8 million compared to $34.5 million as of December 31, 2014. As noted previously, in January 2016 we completed our acquisition of HHI. In conjunction with the acquisition, we entered into a syndicated credit agreement (the "Credit Agreement," described further below), with Regions Bank ("Regions") serving as administrative agent, which provided for a $125 million term loan facility (the "Term Loan Facility") and a $50 million revolving credit facility (the "Revolving Credit Facility"). The cash portion of the purchase price was funded by the $125 million Term Loan Facility and $25 million borrowed under the Revolving Credit Facility, as well as available cash on hand (net of cash of the acquired entities) of $16.9 million (inclusive of financing costs and seller's transaction expenses). As a result, as of the date of this filing, our principal sources of liquidity consist of cash and cash equivalents, investments, and our remaining borrowing capacity under the Revolving Credit Facility of $25 million.
We believe that our cash and cash equivalents and investments of $35.8 million as of December 31, 2015, the future operating cash flows of the newly combined entity, and our remaining borrowing capacity under the Revolving Credit Facility, taken together, provide adequate resources to fund ongoing cash requirements for the next twelve months. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of filing of this Form 10-K. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.
Operating Cash Flow Activities
2015 Compared to 2014. Net cash provided by operating activities decreased 20.7%, or $8.1 million, primarily due to the aforementioned 44.3%, or $14.6 million, decrease in net income. The impact of the decreased net income on our operating cash flows was partially muted by the timing of cash collections on previously existing Second Generation Meaningful Use Installment Plans coupled with the continued decreasing prevalence of Second Generation Meaningful Use Installment Plans within the population of system sales revenues. Although the customer demand for financing arrangements is expected to continue during the next twelve months (albeit at a lower frequency than in recent years), the waning demand for Second Generation Meaningful Use Installment Plans has resulted in more sporadic customer demand for financing arrangements. This sporadic demand for financing arrangements could result in increases in our financing receivables in future periods which, although offset by periodic collections of previously outstanding amounts, could temporarily have a negative impact on our net cash provided by operating activities.
2014 Compared to 2013. Net cash provided by operating activities increased 34.1%, or $9.9 million, far outpacing our 0.5% increase in net income from 2013 to 2014 and primarily results from the timing of cash collections on previously existing Second Generation Meaningful Use Installment Plans coupled with the decreasing prevalence of Second Generation Meaningful Use Installment Plans within the population of system sales revenues.
Investing Cash Flow Activities
2015 Compared to 2014. Net cash used in investing activities decreased to $0.6 million in 2015 from $1.5 million in 2014. We used cash for the purchase of $0.4 million of property and equipment during 2015, mostly related to increasing storage capacity at our off-site server locations and the continued build-out of our new location in Frackville, Pennsylvania. During 2014, we used cash for the purchase of $1.5 million of property and equipment, mostly related to renovation projects at our corporate campus in Mobile, Alabama. We believe that our existing physical facilities provide us with ample infrastructure to continue and grow our existing operations and, as such, we do not anticipate the need for significant capital expenditures during 2016.
2014 Compared to 2013. Net cash used in investing activities decreased to $1.5 million in 2014 from $3.7 million in 2013 as we completed the build-out of our new facility in Fairhope, Alabama during 2013, coupled with the lack of any major capital expenditure projects of similar scale during 2014.
Financing Cash Flow Activities
2015 Compared to 2014. Net cash used in financing activities increased to $29.1 million in 2015 from $25.4 million in 2014. We declared and paid dividends in the aggregate amount of $28.9 million during 2015 compared to $25.5 million in 2014, as we increased our dividend rate 12.3% to $0.64 per share from $0.57 per share. We believe that paying dividends is an effective way of providing an investment return to our stockholders and a beneficial use of our cash. However, the declaration of dividends by CPSI is subject to compliance with the terms of our Credit Agreement and the discretion of our Board of Directors. Our Board of Directors will continue to take into account such matters as general business conditions, capital needs, our financial results and such other factors as our Board of Directors may deem relevant.
2014 Compared to 2013. Net cash used in financing activities increased to $25.4 million in 2014 from $22.5 million in 2014. We declared and paid dividends in the aggregate amount of $25.5 million during 2014 compared to $22.6 million in 2013, as we increased our dividend rate 11.8% to $0.57 per share from $0.51 per share.
Days Sales Outstanding
Our days sales outstanding, which represents the average collection time for accounts receivable, for the years 2015, 2014 and 2013 were 47, 43, and 38 days, respectively. This increase in days sales outstanding from 2014 to 2015 and 2013 to 2014 is primarily attributable to the continued decreased utilization of Second Generation Meaningful Use Installment Plans in 2015 compared to 2014 and in 2014 compared to 2013, resulting in a greater percentage of sales dollars entering accounts receivable. Despite this increase in days sales outstanding, we have not experienced a significant deterioration within the overall agings of our accounts receivable.
Credit Agreement
As noted above, in conjunction with our acquisition of HHI in January 2016, we entered into a Credit Agreement which provided for a $125 million Term Loan Facility and a $50 million Revolving Credit Facility.
The Term Loan Facility bears interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted LIBOR rate for the relevant interest period, (2) an alternate base rate determined by reference to the greatest of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate plus one percent per annum, or (3) a combination of (1) and (2). The applicable margin will range from 2.25% to 3.50% for LIBOR loans and 1.25% to 2.50% for base rate loans, in each case based on our consolidated leverage ratio (as defined in the Credit Agreement). Interest on the outstanding principal of the Term Loan Facility will be payable on the last day of each month, in the case of each base rate loan, and on the last day of each interest period (but no less frequently than every three months), in the case of LIBOR loans. Principal payments will be due on the last day of each fiscal quarter beginning March 31, 2016, with quarterly principal payments of approximately $0.8 million in 2016, approximately $1.6 million in 2017, approximately $2.3 million in 2018, approximately $3.1 million in 2019 and approximately $3.9 million in 2020, with the remainder due at maturity on January 8, 2021 or such earlier date as the obligations under the Credit Agreement become due and payable pursuant to the terms of the Credit Agreement (the “Maturity Date”).
Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted LIBOR rate for the relevant interest period or (2) an alternate base rate determined by reference to the greatest of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate plus one percent per annum. The applicable margin will range from 2.25% to 3.50% for LIBOR loans and 1.25% to 2.50% for base rate loans, in each case based on our consolidated leverage ratio. Interest on borrowings under the Revolving Credit Facility is payable on the last day of each month, in the case of each base rate loan, and on the last day of each interest period (but no less frequently than every three months), in the case of LIBOR loans. The Revolving Credit Facility includes a $5 million swingline sublimit, with swingline loans bearing interest at the alternate base rate plus the applicable margin. Any principal outstanding under the Revolving Credit Facility is due and payable on the Maturity Date.
The Term Loan Facility and amounts borrowed under the Revolving Credit Facility are secured pursuant to a Pledge and Security Agreement, dated January 8, 2016, among the parties identified as obligors therein and Regions, as collateral agent (the “Security Agreement”), on a first priority basis by a security interest in substantially all of the tangible and intangible assets (subject to certain exceptions) of the Company and certain subsidiaries of the Company, as guarantors (collectively, the “Subsidiary Guarantors”), including certain registered intellectual property and the capital stock of certain of the Company’s direct and indirect subsidiaries. Our obligations under the Credit Agreement are also guaranteed by the Subsidiary Guarantors.
The Credit Agreement provides incremental facility capacity of $50 million, subject to certain conditions. The Credit Agreement includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on its equity securities or payments to redeem, repurchase or retire its equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with its affiliates; and materially alter the business it conducts. In addition, the Company is required to comply with a minimum fixed charge coverage ratio of 1.25:1.0 throughout the duration of the Credit Agreement and a maximum consolidated leverage ratio (as defined in the Credit Agreement) of 3.50:1.0 through September 30, 2016, 3.00:1.0 from October 1, 2016 through September 30, 2017, and 2.50:1.0 thereafter. The Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default.
The Credit Agreement requires the Company to mandatorily prepay the Term Loan Facility and amounts borrowed under the Revolving Credit Facility with (i) 100% of net cash proceeds from certain sales and dispositions, subject to certain reinvestment rights, (ii) 100% of net cash proceeds from certain issuances or incurrences of additional debt, (iii) 50% of net cash proceeds from certain issuances or sales of equity securities, subject to a step down to 0% if the Company’s consolidated leverage ratio is no greater than 2.50:1.0, and (iv) beginning with the fiscal year ending December 31, 2016, 50% of excess cash flow (minus certain specified other payments), subject to a step down to 0% of excess cash flow if the Company’s consolidated leverage ratio is no greater than 2.50:1.0. The Company is permitted to voluntarily prepay the Term Loan Facility and amounts borrowed under the Revolving Credit Facility at any time without penalty, subject to customary “breakage” costs with respect to prepayments of LIBOR rate loans made on a day other than the last day of any applicable interest period.
Non-GAAP Financial Measures
We have included in the discussion under the captions "2015 Compared to 2014" and "2014 Compared to 2013" above financial measures that were not prepared in accordance with US GAAP. Any analysis of non-GAAP financial measures should be made only in conjunction with results presented in accordance with US GAAP. Below, we define each of these non-GAAP financial measures, provide a reconciliation of each non-GAAP financial measure to the most directly comparable financial measure calculated in accordance with US GAAP, and discuss the reasons that we believe this information is useful to management and may be useful to investors.
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
Set forth below are reconciliations of adjusted gross margin on system sales, adjusted cost of equipment, and adjusted system sales to the comparable financial measures calculated in accordance with US GAAP (dollar amounts in thousands):
Adjusted Gross Margin on System Sales

	Year ended December 31,
	2015	2014	2013
Gross margin on system sales	$3,479	$30,479	$31,953
Add: Unrecognized revenue accumulated related to First Generation Meaningful Use Installment Plans	—	11	597
Less: Revenue recognized related to First Generation Meaningful Use Installment Plans	(246)	(2,243)	(4,488)
Less: Deferred cost of equipment related to First Generation Meaningful Use Installment Plans	—	—	—
Add: Amortization of deferred cost of equipment related to First Generation Meaningful Use Installment Plans	40	47	416
Adjusted gross margin on system sales	$3,273	$28,294	$28,478
Adjusted Cost of Equipment

	Year ended December 31,
	2015	2014	2013
Cost of equipment	$4,850	$4,734	$5,836
Add: Deferred cost of equipment related to First Generation Meaningful Use Installment Plans	—	—	—
Less: Amortization of deferred cost of equipment related to First Generation Meaningful Use Installment Plans	(40)	(47)	(416)
Adjusted cost of equipment	$4,810	$4,687	$5,420
Adjusted System Sales

	Year ended December 31,
	2015	2014	2013
System sales	$42,994	$75,099	$79,792
Add: Unrecognized revenue accumulated related to First Generation Meaningful Use Installment Plans	—	11	597
Less: Revenue recognized related to First Generation Meaningful Use Installment Plans	(246)	(2,243)	(4,488)
Adjusted system sales	$42,748	$72,867	$75,901

Contractual Obligations
As of December 31, 2015, our real estate leases were the only material contractual obligations requiring payments in the future. Our payments under these leases subsequent to December 31, 2015, are set forth below:

	Payment due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$4,044,572	$737,656	$1,143,390	$1,005,675	$1,157,851
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of December 31, 2015 or December 31, 2014.
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
Quantitative and Qualitative Disclosures about Market and Interest Rate Risk
Our exposure to market risk as of December 31, 2015 related primarily to the potential change in the value of our investment portfolio as a result of fluctuations in interest rates. The primary purpose of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk of loss. As of December 31, 2015, our investment portfolio consisted of a variety of financial instruments, primarily including, but not limited to, money market securities and high quality government and corporate obligations. It is our intent to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We do not hold financial instruments for trading or other speculative purposes. The securities in our investment portfolio are classified as available-for-sale and, consequently, are recorded on our balance sheet at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive (loss) income in stockholders’ equity.
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
The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of December 31, 2015 and 2014.

	Aggregate Fair Value		Weighted Average Interest Rate
	2015	2014	2015	2014
Cash and Cash Equivalents:
Cash and cash equivalents	$24,950,617	$23,791,748	—%	—%
Short-Term Investments:(1)
Accrued income	$51,803	$61,371	—%	—%
Money market funds	1,217,375	33,224	0.28%	0.07%
Obligations of the U.S. Treasury, U.S government corporations and agencies	789,640	1,116,703	0.38%	1.93%
Corporate debt securities	626,075	1,987,945	2.17%	1.92%
Total short-term investments	$2,684,893	$3,199,243
Long-Term Investments:(2)
Obligations of the U.S. Treasury, U.S government corporations and agencies	$767,568	$904,083	1.35%	0.36%
Mortgage backed securities	55,100	69,532	1.88%	1.63%
Certificates of deposit	1,993,192	1,975,245	1.85%	1.85%
Corporate debt securities	5,322,936	4,555,023	2.36%	2.33%
Total long-term investments	$8,138,796	$7,503,883

(1)	Reflects instruments with a contractual maturity of less than one year.

(2)	Reflects instruments with a contractual maturity of one year or more.
As of December 31, 2015, the Company had no borrowings and, therefore, was not subject to interest rate risks related to debt instruments. However, as noted previously, the Company entered into a Credit Agreement on January 8, 2016 and, as of the date of this filing, is now exposed to interest rate risk on the related borrowings, primarily with regard to changes in U.S. interest rates and changes in LIBOR. Based on our outstanding indebtedness under the Credit Agreement on January 8, 2016 of $150 million and the related contractual principal payment amounts and dates, an increase in LIBOR of 1.0% would cause a corresponding increase in our anticipated 2016 annual interest expense of approximately $1.7 million.
Recent Accounting Pronouncements
Reference is made to Note 2 to the consolidated financial statements for a discussion of accounting pronouncements that have been recently issued which we have not yet adopted.

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
Management assessed the effectiveness of CPSI’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on our assessment and those criteria, management believes that CPSI maintained effective internal control over financial reporting as of December 31, 2015.
The independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and has also issued its report on the effectiveness of the Company’s internal control over financial reporting included in this report on page 55.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Board of Directors and Stockholders
Computer Programs and Systems, Inc.:

We have audited the internal control over financial reporting of Computer Programs and Systems, Inc. (a Delaware corporation) and its subsidiaries (collectively, the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated March 14, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
March 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS
Board of Directors and Stockholders
Computer Programs and Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Computer Programs and Systems, Inc. (a Delaware corporation) and its subsidiaries (collectively, the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Computer Programs and Systems, Inc. and its subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2016 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
March 14, 2016

COMPUTER PROGRAMS AND SYSTEMS, INC.
Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$24,950,617	$23,791,748
Investments	10,823,689	10,703,126
Accounts receivable, net of allowance for doubtful accounts of $1,216,000 and $1,253,000, respectively	22,594,069	23,101,575
Financing receivables, current portion, net	10,576,154	18,111,633
Inventories	1,494,859	1,431,560
Deferred tax assets	2,335,112	2,318,988
Prepaid income taxes	426,818	1,120,487
Prepaid expenses and other	1,356,101	936,915
Total current assets	74,557,419	81,516,032
Property and equipment, net	14,350,669	17,038,619
Financing receivables, net of current portion	1,569,179	770,169
Deferred tax assets	2,310,606	—
Total assets	$92,787,873	$99,324,820
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,590,660	$3,990,368
Deferred revenue	3,820,526	5,890,431
Accrued vacation	3,411,868	3,930,778
Other accrued liabilities	5,598,401	4,349,207
Total current liabilities	17,421,455	18,160,784
Deferred tax liabilities	—	383,050
Stockholders’ equity:
Common stock, $0.001 par value; 30,000,000 shares authorized; 11,302,688 and 11,208,879 shares issued and outstanding	11,303	11,209
Additional paid-in capital	44,186,771	38,983,350
Accumulated other comprehensive loss	(37,678)	(19,337)
Retained earnings	31,206,022	41,805,764
Total stockholders’ equity	75,366,418	80,780,986
Total liabilities and stockholders’ equity	$92,787,873	$99,324,820
The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
Consolidated Statements of Income

	Year ended December 31,
	2015	2014	2013
Sales revenues:
System sales	$42,993,672	$75,099,075	$79,792,563
Support and maintenance	75,391,633	73,552,764	71,505,736
Business management, consulting and managed IT services	63,788,579	56,090,298	49,565,033
Total sales revenues	182,173,884	204,742,137	200,863,332
Costs of sales:
System sales	39,514,513	44,620,446	47,839,794
Support and maintenance	27,213,840	29,080,564	28,639,891
Business management, consulting and managed IT services	41,337,010	37,065,515	30,646,789
Total costs of sales	108,065,363	110,766,525	107,126,474
Gross profit	74,108,521	93,975,612	93,736,858
Operating expenses:
Sales and marketing	12,212,241	14,369,752	14,737,440
General and administrative	36,809,998	30,019,270	28,755,477
Total operating expenses	49,022,239	44,389,022	43,492,917
Operating income	25,086,282	49,586,590	50,243,941
Other income:
Other income	404,832	152,419	466,678
Total other income	404,832	152,419	466,678
Income before taxes	25,491,114	49,739,009	50,710,619
Provision for income taxes	7,147,728	16,818,730	17,967,381
Net income	$18,343,386	$32,920,279	$32,743,238
Net income per share - basic	$1.62	$2.94	$2.95
Net income per share - diluted	$1.62	$2.94	$2.95
Weighted average shares outstanding used in per common share computations:
Basic	11,083,403	11,025,897	10,997,890
Diluted	11,083,403	11,026,406	10,997,890
The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2015	2014	2013
Net income	$18,343,386	$32,920,279	$32,743,238
Other comprehensive loss, net of tax
Unrealized loss on investments available for sale, net of tax	(18,341)	(30,705)	(16,325)
Total other comprehensive loss, net of tax	(18,341)	(30,705)	(16,325)
Comprehensive income	$18,325,045	$32,889,574	$32,726,913
The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
Consolidated Statements of Stockholders’ Equity

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income(Loss)	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2012	11,077,672	$11,078	$32,848,101	$27,693	$24,315,320	$57,202,192
Net income	—	—	—	—	32,743,238	32,743,238
Unrealized loss on investments held for sale, net of tax	—	—	—	(16,325)	—	(16,325)
Issuance of restricted stock	81,470	81	(81)	—	—	—
Stock-based compensation	—	—	1,699,128	—	—	1,699,128
Dividends	—	—	—	—	(22,642,438)	(22,642,438)
Income tax benefit from restricted stock dividends	—	—	74,939	—	—	74,939
Income tax benefit from restricted stock	—	—	21,813	—	—	21,813
Balance at December 31, 2013	11,159,142	$11,159	$34,643,900	$11,368	$34,416,120	$69,082,547
Net income	—	—	—	—	32,920,279	32,920,279
Unrealized loss on investments held for sale, net of tax	—	—	—	(30,705)	—	(30,705)
Issuance of restricted stock	49,737	50	(50)	—	—	—
Stock-based compensation	—	—	4,172,174	—	—	4,172,174
Dividends	—	—	—	—	(25,530,635)	(25,530,635)
Income tax benefit from restricted stock dividends	—	—	140,571	—	—	140,571
Income tax benefit from restricted stock	—	—	26,755	—	—	26,755
Balance at December 31, 2014	11,208,879	$11,209	$38,983,350	$(19,337)	$41,805,764	$80,780,986
Net income	—	—	—	—	18,343,386	18,343,386
Unrealized loss on investments held for sale, net of tax	—	—	—	(18,341)	—	(18,341)
Issuance of restricted stock	106,694	107	(107)	—	—	—
Forfeiture of common stock	(12,885)	(13)	13	—	—	—
Stock-based compensation	—	—	5,379,716	—	—	5,379,716
Dividends	—	—	—	—	(28,943,128)	(28,943,128)
Income tax benefit from restricted stock dividends	—	—	74,660	—	—	74,660
Deficient tax benefit from restricted stock	—	—	(250,861)	—	—	(250,861)
Balance at December 31, 2015	11,302,688	$11,303	$44,186,771	$(37,678)	$31,206,022	$75,366,418
The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
Consolidated Statements of Cash Flows

	Year ended December 31,
	2015	2014	2013
Operating Activities
Net income	$18,343,386	$32,920,279	$32,743,238
Adjustments to net income:
Provision for bad debt	909,878	581,943	1,911,480
Deferred taxes	(2,698,540)	(1,551,828)	(67,848)
Stock based compensation	5,379,716	4,172,174	1,699,128
Deficient (excess) tax benefit from restricted stock	250,861	(26,755)	(21,813)
Income tax benefit from restricted stock dividends	(74,660)	(140,571)	(74,939)
Depreciation	3,174,241	3,665,414	3,429,053
Changes in operating assets and liabilities:
Accounts receivable	(166,073)	(3,956,206)	(974,145)
Financing receivables	6,500,170	7,406,071	(14,766,789)
Inventories	(102,180)	157,113	93,335
Prepaid expenses and other	(419,186)	(35,687)	180,193
Accounts payable	600,292	776,654	233,540
Deferred revenue	(2,069,905)	(3,690,926)	2,128,745
Other liabilities	730,284	421,143	575,668
Prepaid income taxes/income taxes payable	517,468	(1,750,262)	1,958,368
Net cash provided by operating activities	30,875,752	38,948,556	29,047,214
Investing Activities
Purchases of property and equipment	(447,410)	(1,472,661)	(3,630,451)
Purchases of investments	(150,144)	(50,023)	(2,733,109)
Sale of investments	—	—	2,678,760
Net cash used in investing activities	(597,554)	(1,522,684)	(3,684,800)
Financing Activities
Dividends paid	(28,943,128)	(25,530,635)	(22,642,438)
(Deficient) excess tax benefit from restricted stock	(250,861)	26,755	21,813
Income tax benefit from restricted stock dividends	74,660	140,571	74,939
Net cash used in financing activities	(29,119,329)	(25,363,309)	(22,545,686)
Increase in cash and cash equivalents	1,158,869	12,062,563	2,816,728
Cash and cash equivalents at beginning of year	23,791,748	11,729,185	8,912,457
Cash and cash equivalents at end of year	$24,950,617	$23,791,748	$11,729,185
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$9,231,214	$20,068,807	$16,236,693
Reclassification of inventory to property and equipment	$38,881	$—	$—
Write-off of fully depreciated assets	$—	$1,974,025	$2,360,563
The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
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
2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of CPSI and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
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
Income Taxes
We account for income taxes in accordance with FASB Codification topic, Income Taxes. Under this topic, deferred income taxes are determined utilizing the asset and liability approach. This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of assets and liabilities. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We recognize interest and penalties accrued related to unrecognized tax benefits in the consolidated statements of income as a component of the provision for income taxes.
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
Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs totaled approximately $2,896,000, $2,866,000 and $2,761,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Research and development costs are included in costs of support and maintenance in the accompanying consolidated statements of income.
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense was approximately $206,000, $93,000 and $97,000 for the years ended December 31, 2015, 2014 and 2013, respectively, and is recorded in sales and marketing expenses in the accompanying consolidated statements of income.
Shipping and Handling Costs
Shipping and handling costs are expensed as incurred and included in general and administrative expenses and costs of business management, consulting and managed IT services. Shipping and handling costs totaled approximately $363,000, $571,000 and $491,000 for the years ended December 31, 2015, 2014 and 2013, respectively.
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
New Accounting Standards Adopted in 2015
There were no new standards required to be adopted during the year ended December 31, 2015 that had or will have a material impact on our financial statements.
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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. Under this guidance, an entity will present such costs in the balance sheet as a reduction of the related debt liability rather than as an asset. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015, which is effective for the Company as of the first quarter of our fiscal year ending December 31, 2016. Early adoption is permitted for all entities for financial statements that have not been previously issued. We have evaluated ASU 2015-03 and determined that its adoption will not have a material effect on our financial position or earnings.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, that eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new standard should be applied prospectively to measurement period adjustments that occur after the effective date. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015, which is effective for the Company as of the first quarter of our fiscal year ending December 31, 2016. We have evaluated ASU 2015-16 and determined that its adoption will not have a material effect on our financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred income taxes. The standard eliminates the current requirement for organizations to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, which is effective for the Company as of the first quarter of our fiscal year ending December 31, 2017. The Company is currently evaluating the impact that the implementation of this standard will have on its financial statements.
3.     INVESTMENTS
Investments were comprised of the following at December 31, 2015:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments (money market funds and accrued income)	$1,269,178	$—	$—	$1,269,178
Obligations of U.S. Treasury, U.S. government corporations and agencies	1,561,937	887	(5,616)	1,557,208
Mortgaged-backed securities	53,755	1,345	—	55,100
Certificates of deposit	2,000,000	225	(7,033)	1,993,192
Corporate debt securities	5,999,590	34	(50,613)	5,949,011
	$10,884,460	$2,491	$(63,262)	$10,823,689
Shown below are the amortized cost and estimated fair value of securities with fixed maturities at December 31, 2015, by contract maturity date. Actual maturities may differ from contractual maturities because issuers of certain securities retain early call or prepayment rights.

	Amortized Cost	Fair Value
Due in 2016	$2,687,853	$2,684,892
Due in 2017	506,705	504,122
Due in 2018	3,033,559	3,015,233
Due in 2019	4,072,262	4,041,545
Due thereafter	584,081	577,897
	$10,884,460	$10,823,689

Investments were comprised of the following at December 31, 2014:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments (money market funds and accrued income)	$94,595	$—	$—	$94,595
Obligations of U.S. Treasury, U.S. government corporations and agencies	2,017,250	3,885	(349)	2,020,786
Mortgaged-backed securities	66,982	2,550	—	69,532
Certificates of deposit	2,000,000	—	(24,755)	1,975,245
Corporate debt securities	6,555,485	8,826	(21,343)	6,542,968
	$10,734,312	$15,261	$(46,447)	$10,703,126
The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at December 31, 2015 and December 31, 2014, respectively:

	At December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Treasury, U.S. government corporations and agencies	$767,569	$(5,453)	$409,906	$(163)	$1,177,475	$(5,616)
Certificates of deposit	—	—	1,742,968	(7,033)	1,742,968	(7,033)
Corporate debt securities	2,565,909	(25,976)	3,234,530	(24,637)	5,800,439	(50,613)
	$3,333,478	$(31,429)	$5,387,404	$(31,833)	$8,720,882	$(63,262)

	At December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Treasury, U.S. government corporations and agencies	$904,083	$(349)	$—	$—	$904,083	$(349)
Certificates of deposit	1,975,245	(24,755)	—	—	1,975,245	(24,755)
Corporate debt securities	3,975,432	(21,220)	149,838	(123)	4,125,270	(21,343)
	$6,854,760	$(46,324)	$149,838	$(123)	$7,004,598	$(46,447)
Our investment portfolio, including those securities in unrealized loss positions at December 31, 2015, is comprised almost entirely of investment-grade corporate and government debt securities and certificates of deposit with large financial institutions. Although it is likely that certain of the investments that are in an unrealized loss position will be sold before recovery of their amortized cost basis, the resulting realized loss upon sale is not expected to be material. As a result, the Company has determined that the unrealized losses are deemed to be temporary impairments as of December 31, 2015. The Company believes that the unrealized losses generally are caused by liquidity discounts and increases in risk premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets.

4.     PROPERTY AND EQUIPMENT
Property and equipment were comprised of the following at December 31, 2015 and 2014:

	2015	2014
Land	$2,848,276	$2,848,276
Buildings and improvements	9,432,234	9,422,696
Maintenance equipment	1,230,714	1,230,714
Computer equipment	4,798,031	4,668,006
Leasehold improvements	4,753,386	4,680,233
Office furniture and fixtures	4,335,474	4,061,899
Automobiles	334,398	334,398
	27,732,513	27,246,222
Less: accumulated depreciation	(13,381,844)	(10,207,603)
Property and equipment, net	$14,350,669	$17,038,619
5.     OTHER ACCRUED LIABILITIES
Other accrued liabilities were comprised of the following at December 31, 2015 and 2014:

	2015	2014
Salaries and benefits	$2,291,623	$2,782,862
Severance	1,568,920	—
Commissions	434,605	504,952
Self-insurance reserves	883,600	668,800
Other	419,653	392,593
	$5,598,401	$4,349,207
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

The following is a calculation of the basic and diluted EPS for the Company's common stock, including a reconciliation between net income and net income attributable to common stockholders:

	2015	2014	2013
Basic EPS
Numerator
Net income	$18,343,386	$32,920,279	$32,743,238
Less: Net income attributable to participating securities	(373,276)	(499,270)	(298,939)
Net income attributable to common stockholders	$17,970,110	$32,421,009	$32,444,299

Denominator
Weighted average shares outstanding used in basic per common share computations	11,083,403	11,025,897	10,997,890

Basic EPS	$1.62	$2.94	$2.95

Diluted EPS
Numerator
Net income attributable to common stockholders	$17,970,110	$32,421,009	$32,444,299
Reallocation of net income attributable to participating securities	—	5	—
Net income attributable to common stockholders for diluted EPS	$17,970,110	$32,421,014	$32,444,299

Denominator
Weighted average shares outstanding used in basic per common share computations	11,083,403	11,025,897	10,997,890
Weighted average effect of dilutive securities:
Performance share awards	—	509	—
Weighted average shares outstanding used in diluted per common share computations	11,083,403	11,026,406	10,997,890

Diluted EPS	$1.62	$2.94	$2.95
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
We applied these provisions to all tax positions for which the statute of limitations remained open. A reconciliation of the beginning and ending amount of unrecognized tax benefits for uncertain tax positions, included as a component of "Income taxes payable" or "Prepaid income taxes" (as determined by the status of the Company's overall federal and state income tax position at the respective balance sheet dates) within the consolidated balance sheets, is as follows:

	2015	2014
Beginning balance	$1,455,871	$1,317,977
Additions based on tax positions related to the current year	—	112,492
Additions for tax positions of prior years	—	25,402
Reductions for tax positions of prior years	(1,455,871)	—
Ending balance	$—	$1,455,871

The Company's uncertain tax positions have historically been limited to the uncertainty regarding the eventual sustainability of federal research and development tax credits claimed on historical federal returns. The federal returns for tax years 2004 through 2009 were previously under examination by the Internal Revenue Service ("IRS"), primarily in relation to such credits claimed on those returns. The IRS completed these examinations during 2015, resulting in enhanced clarity regarding the sustainability of our uncertain tax positions for all years. The completion of these examinations prompted a beneficial change in our measurement of reserves for uncertain tax positions. As a result, as of December 31, 2015, there is no amount of unrecognized tax benefits that, if recognized, would affect the tax rate.
The federal returns for tax years 2012 through 2014 remain open to examination, and the tax years 2012 through 2014 remain open to examination by certain other taxing jurisdictions to which the Company is subject.
Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Deferred tax assets and liabilities were comprised of the following at December 31, 2015 and 2014:

	2015	2014
Deferred tax assets:
Accounts receivable and financing receivables	$729,494	$879,094
Accrued vacation	725,543	1,158,764
Stock-based compensation	1,783,880	1,133,986
Deferred revenue	25,334	105,554
Accrued severance (see Note 5)	611,879	—
Accrued liabilities and other	242,863	175,575
Transaction costs	1,166,170	—
Other comprehensive income	23,091	11,851
Total deferred tax assets	$5,308,254	$3,464,824
Deferred tax liabilities:
Depreciation	$662,536	$1,528,886
Total deferred tax liabilities	$662,536	$1,528,886
Significant components of the income tax provision for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Current provision:
Federal	$8,576,285	$15,546,110	$15,437,727
State	1,269,983	2,824,448	2,597,502
Deferred provision:
Federal	(2,421,766)	(1,392,666)	(60,890)
State	(276,774)	(159,162)	(6,958)
Total income tax provision	$7,147,728	$16,818,730	$17,967,381

The difference between income taxes at the U.S. federal statutory income tax rate of 35% and those reported in the consolidated statements of income for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Income taxes at U.S. federal statutory rate	$8,921,890	$17,408,653	$17,748,717
Provision-to-return adjustments	(293,335)	(464,049)	(217,206)
State income tax, net of federal tax effect	944,052	1,772,595	1,824,908
Domestic production activities deduction	(669,869)	(1,606,060)	(1,423,425)
Tax credits	(413,665)	(596,807)	(502,400)
Uncertain tax positions	(1,218,833)	137,894	573,272
Other	(122,512)	166,504	(36,485)
Total income tax provision	$7,147,728	$16,818,730	$17,967,381
Our effective tax rates for the years ended December 31, 2015, 2014 and 2013 were 28.04%, 33.81% and 35.43%, respectively. The significantly reduced effective tax rate for the year ended December 31, 2015 (when compared to both 2014 and 2013) is mostly due to beneficial adjustments recorded during 2015 related to our reserves for uncertain tax positions. As stated previously, the federal returns for tax years 2004 through 2009 had previously been under examination by the IRS, primarily in relation to research credits claimed on those returns. The IRS completed these examinations during 2015, consequently resulting in enhanced clarity regarding the sustainability of our uncertain tax positions for all years. The completion of these examinations prompted a change in our measurement of reserves for uncertain tax positions that benefited our effective tax rate by approximately 4.8% during 2015.
8.     STOCK-BASED COMPENSATION
The Company's stock-based compensation awards are in the form of restricted stock and performance share awards made pursuant to the Company's 2005 Restricted Stock Plan, 2012 Restricted Stock Plan for Non-Employee Directors, and 2014 Incentive Plan (the "Plans"). Stock-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee’s or non-employee director’s requisite service period. As of December 31, 2015, there were a total of 417,073 shares of common stock reserved under the Plans for issuance under future share-based payment arrangements.
The following table details total stock-based compensation expense for the years ended December 31, 2015, 2014 and 2013, included in the consolidated statements of income:

	2015	2014	2013
Costs of sales	$2,013,867	$1,648,311	$601,377
Operating expenses	3,365,849	2,523,863	1,097,751
Pre-tax stock-based compensation expense	5,379,716	4,172,174	1,699,128
Less: income tax effect	(2,098,089)	(1,627,148)	(662,660)
Net (after tax) stock-based compensation expense	3,281,627	2,545,026	1,036,468
As of December 31, 2015, there was $6,360,668 of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans, which is expected to be recognized over a weighted-average period of 1.67 years.
Cash flows resulting from excess or deficient tax benefits are required to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for the vested portion of restricted stock awards that are in excess of the deferred tax asset attributable to stock compensation costs for such restricted stock awards. Conversely, deficient tax benefits are realized tax benefits from tax deductions for the vested portion of restricted stock awards that are less than the deferred tax asset attributable to stock compensation costs for such restricted stock awards. As a result, excess (deficient) tax benefits of $(250,861), $26,755 and $21,813 have been classified as financing cash inflows (outflows) for the years ended December 31, 2015, 2014 and 2013, respectively. In addition to tax benefits related to the vested portion of restricted stock awards, the Company also pays dividends on unvested restricted stock which resulted in excess tax benefits of $74,660, $140,571 and $74,939 for the years ended December 31, 2015, 2014 and 2013, respectively, which are classified as cash inflows from financing activities.

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
A summary of restricted stock activity under the Plans during the years ended December 31, 2015, 2014 and 2013 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock outstanding at January 1, 2013	94,729	$59.12
Granted	81,470	57.39
Vested	(22,525)	59.48
Forfeited	—	—
Nonvested stock outstanding at December 31, 2013	153,674	$58.15
Granted	49,737	61.63
Performance share awards converted to restricted stock	—	—
Vested	(43,195)	58.48
Forfeited	—	—
Nonvested stock outstanding at December 31, 2014	160,216	$59.14
Granted	60,850	51.85
Performance share awards converted to restricted stock	45,844	60.28
Vested	(62,628)	59.30
Forfeited	(12,885)	58.06
Nonvested stock outstanding at December 31, 2015	191,397	$57.12
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

A summary of performance share award activity under the 2014 Incentive Plan for the year ended December 31, 2015 is as follows, based on the target award amounts set forth in the performance share award agreements:

	Shares	Weighted-Average Grant-Date Fair Value
Performance share awards outstanding at December 31, 2013	—	$—
Granted	46,541	60.28
Performance share awards converted to restricted stock	—	—
Performance share awards outstanding at December 31, 2014	46,541	$60.28
Granted	52,364	49.29
Forfeited or unearned	(3,590)	51.42
Performance share awards converted to restricted stock	(45,844)	60.28
Performance share awards outstanding at December 31, 2015	49,471	$49.29
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
10.     FINANCING RECEIVABLES
Short-Term Payment Plans
The Company has sold information and patient care systems to certain healthcare providers under Second Generation Meaningful Use Installment Plans (see below) with maximum contractual terms of three years and expected terms of less than one year and other arrangements requiring fixed monthly payments over terms ranging from 3 to 12 months ("Fixed Periodic Payment Plans"). These receivables, collectively referred to as short-term payment plans and included in the current portion of financing receivables, were comprised of the following on December 31, 2015 and 2014:

	2015	2014
Second Generation Meaningful Use Installment Plans, gross	$9,372,065	$15,554,900
Fixed Periodic Payment Plans, gross	454,472	2,239,817
Short-term payment plans, gross	$9,826,537	$17,794,717

Less: allowance for losses	(491,327)	(889,736)
Less: unearned income	—	—
Short-term payment plans, net	$9,335,210	$16,904,981
The significant decrease in amounts due under short-term payment plans from December 31, 2014 to December 31, 2015 is due to those factors described under the caption "Second Generation Meaningful Use Installment Plans" below.

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
The components of these lease receivables were as follows on December 31:

	2015	2014
Sales-type leases, gross	$3,239,511	$2,152,218
Less: allowance for losses	(163,052)	(111,450)
Less: unearned income	(266,336)	(63,947)
Sales-type leases, net	$2,810,123	$1,976,821
Future minimum lease payments to be received subsequent to December 31, 2015 are as follows:

2016	$1,497,303
2017	1,021,503
2018	364,118
2019	315,346
2020	41,241
Thereafter	—
Total minimum lease payments to be received	3,239,511
Less unearned income	(266,336)
Net lease receivables	$2,973,175
Credit Quality of Financing Receivables and Allowance for Credit Losses
The following table is a roll-forward of the allowance for financing credit losses for the years ended December 31, 2015 and 2014:

	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
December 31, 2015	$1,001,186	$236,298	$(583,105)	$—	$654,379
December 31, 2014	$1,365,190	$(349,280)	$(14,724)	$—	$1,001,186
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

Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. To facilitate customer collection and credit monitoring efforts, financing receivable amounts are invoiced and reclassified to trade accounts receivable when they become due, with all invoiced amounts placed on nonaccrual status. As a result, all past due amounts related to the Company’s financing receivables are included in trade accounts receivable in the accompanying consolidated balance sheets. The following is an analysis of the age of financing receivables amounts (excluding short-term payment plans) that have been reclassified to trade accounts receivable and were past due as of December 31, 2015 and December 31, 2014:

	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due
December 31, 2015	$250,749	$66,117	$29,284	$346,150
December 31, 2014	$161,160	$16,978	$10,072	$188,210
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

	December 31, 2015	December 31, 2014
Customer balances with amounts reclassified to trade accounts receivable that are:
1 to 90 Days Past Due	$515,352	$361,303
91 to 180 Days Past Due	230,037	349,721
181+ Days Past Due	—	27,500
Total customer balances with past due amounts reclassified to trade accounts receivable	$745,389	$738,524
Total customer balances with no past due amounts reclassified to trade accounts receivable	2,227,786	1,349,747
Total financing receivables with contractual maturities of one year or less	9,826,537	17,794,717
Less allowance for losses	(654,379)	(1,001,186)
Total financing receivables	$12,145,333	$18,881,802
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
The reduction of incentive amounts available in each successive year under the ARRA's EHR incentive program has naturally resulted in these arrangements losing their economic appeal to both the Company and our customers, resulting in decreased demand from our customers for Second Generation Meaningful Use Installment Plans and a decreased willingness on our part to finance the purchase of our solutions through such arrangements. This decreased demand, coupled with payments received under such arrangements during the year ended December 31, 2015, has resulted in the overall significant decrease in our financing receivables balance related to short-term payment plans from December 31, 2014 to December 31, 2015.
11.     BENEFIT PLANS
In January 1994, the Company adopted the CPSI 401(k) Retirement Plan that covers all eligible employees of the Company who have completed one year of service. The plan allows eligible employees to contribute up to 60% of their pre-tax earnings up to the statutory limit prescribed by the Internal Revenue Service. The Company matches a discretionary amount determined by the Board of Directors. The Company contributed approximately $2,218,000, $2,183,000 and $2,020,000 to the plan for the years ended December 31, 2015, 2014 and 2013, respectively.
The Company provides certain health and medical benefits to eligible employees, their spouses and dependents pursuant to a benefit plan funded by the Company. Each participating employee contributes to the Company’s costs associated with such benefit plan. The Company’s obligation to fund this benefit plan and pay for these benefits is limited through the Company’s purchase of an insurance policy from a third-party insurer. The amount established as a reserve is intended to recognize the Company’s estimated obligations with respect to its payment of claims and claims incurred but not yet reported under the benefit plan. Management believes that the recorded liability for medical self-insurance at December 31, 2015 and 2014 is adequate to cover the losses and claims incurred, but these reserves are based on estimates and the amount ultimately paid may be more or less than such estimates.
12.     OPERATING LEASES
The Company leased during 2015 office space in various locations in Alabama, Louisiana, and Pennsylvania. These leases have terms expiring from 2016 through 2024 but do contain optional extension terms.

The future minimum lease payments payable under these operating leases subsequent to December 31, 2015 are as follows:

2016	$737,656
2017	597,980
2018	545,410
2019	539,710
2020	465,965
Thereafter	1,157,851
$4,044,572
Total rent expense for the years ended December 31, 2015, 2014, and 2013 was $1,032,561, $934,223, and $882,215, respectively.
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
The fair values of the Company’s available-for-sale securities are based on matrix pricing for the periods ended December 31, 2015 and 2014, which uses observable market-based inputs (such as benchmark yields) in addition to quoted prices in active markets to derive fair values. As a result, these inputs are classified as Level 2 within the fair value hierarchy. We generally apply fair value techniques on a non-recurring basis associated with (1) valuing potential impairment loss related to financing receivables accounted for pursuant to Codification topic, Leases, and (2) valuing potential impairment loss related to long-lived assets accounted for pursuant to Codification topic, Property, Plant and Equipment, when events or circumstances indicate a possible impairment.

The following table summarizes the carrying amounts and fair values of certain assets and liabilities at December 31, 2015 and December 31, 2014:

		Fair Value at December 31, 2015 Using
		Quoted Prices in
	Carrying	Active Markets for	Significant Other	Significant
	Amount at	Identical Assets	Observable Inputs	Unobservable Inputs
	12/31/2015	(Level 1)	(Level 2)	(Level 3)
Description
Available-for-sale securities
Short-term investments (money market funds and accrued income)	$1,269,178	$—	$1,269,178	$—
Mortgage backed securities	55,100	—	55,100	—
Certificates of deposit	1,993,192	—	1,993,192	—
Obligations of U.S. Treasury, U.S. government corporations and agencies	1,557,208	—	1,557,208	—
Corporate debt securities	5,949,011	—	5,949,011	—
Total available-for-sale securities	$10,823,689	$—	$10,823,689	$—

		Fair Value at December 31, 2014 Using
		Quoted Prices in
	Carrying	Active Markets for	Significant Other	Significant
	Amount at	Identical Assets	Observable Inputs	Unobservable Inputs
	12/31/2014	(Level 1)	(Level 2)	(Level 3)
Description
Available-for-sale securities
Short-term investments (money market funds and accrued income)	$94,595	$—	$94,595	$—
Mortgage backed securities	69,532	—	69,532	—
Certificates of deposit	1,975,245	—	1,975,245	—
Obligations of U.S. Treasury, U.S. government corporations and agencies	2,020,786	—	2,020,786	—
Corporate debt securities	6,542,968	—	6,542,968	—
Total available-for-sale securities	$10,703,126	$—	$10,703,126	$—
Accrued income in the above tables represents earnings due and payable to our investment portfolio at any point in time but not yet received.
The carrying amount of other financial instruments reported in the consolidated balance sheets for current assets and current liabilities approximates their fair values because of the short-term nature of these instruments.
15.     SUBSEQUENT EVENTS
Declaration of Dividends
On January 28, 2016, the Company announced a dividend for the first quarter of 2016 in the amount of $0.64 per share. The dividend was paid on February 26, 2016 to stockholders of record as of the close of business on February 11, 2016.
Acquisition of Healthland Holding Inc.
On January 8, 2016, we acquired substantially all of the assets and assumed certain liabilities of Healthland Holding Inc. ("HHI"), including its wholly-owned subsidiaries, Healthland Inc. ("Healthland"), American HealthTech, Inc. ("AHT"), and Rycan Technologies, Inc. ("Rycan"). Healthland provides electronic health records ("EHR") and clinical information management solutions to over 350 hospital customers. AHT is a provider of clinical and financial solutions in the post-

acute care space, serving over 3,300 skilled nursing facilities. Rycan offers SaaS-based revenue cycle management workflow and automation software to over 290 hospital customers.
We believe the acquisition of HHI:

•	strengthens our position in providing healthcare information systems to community healthcare organizations with approximately 1,200 combined hospital customers;

•	introduces CPSI to the post-acute care market; and

•	expands the products and capabilities of TruBridge with the addition of Rycan and its suite of revenue cycle management software products.
These factors, combined with the synergies and economies of scale expected from combining the operations of CPSI and HHI, are the basis for the acquisition.
Consideration for the acquisition included cash (net of cash of the acquired entities) of $166.9 million (inclusive of financing costs and seller's transaction expenses), 1,973,880 shares of common stock of CPSI ("CPSI Common Stock"), and options assumed by CPSI that were exercisable for 174,972 shares of CPSI Common Stock. During 2015, we incurred approximately $2,990,000 of pre-tax costs in connection with the acquisition, which are included in general and administrative expenses in our consolidated statements of income.
Our acquisition of HHI will be treated as a purchase in accordance with ASC 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. Due to the timing of the acquisition subsequent to our 2015 fiscal year-end, certain disclosures, including the preliminary allocation of purchase price, have been omitted from this Annual Report on Form 10-K because the initial accounting for the business combination is incomplete as of the filing date. We intend to include necessary disclosures in our Quarterly Report on Form 10-Q for our first fiscal quarter of 2016.
The operating results of HHI will be combined with our operating results subsequent to the purchase date of January 8, 2016.
Credit Agreement
In conjunction with our acquisition of HHI on January 8, 2016, we entered into a syndicated credit agreement on the same date (the "Credit Agreement"), with Regions Bank ("Regions") serving as administrative agent, which provided for a $125,000,000 term loan facility (the "Term Loan Facility") and a $50,000,000 revolving credit facility ("Revolving Credit Facility"). The cash portion of the purchase price was partially funded by the $125,000,000 Term Loan Facility and $25,000,000 borrowed under the Revolving Credit Facility.
The Term Loan Facility bears interest at a rate per annum equal to an applicable margin plus (1) the Adjusted LIBOR rate for the relevant interest period, (2) an alternate base rate determined by reference to the greatest of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate plus one percent per annum, or (3) a combination of (1) and (2). Interest on the outstanding principal of the Term Loan Facility will be payable on the last day of each month, in the case of each base rate loan, and on the last day of each interest period (but no less frequently than every three months), in the case of LIBOR loans. Principal payments will be due on the last day of each fiscal quarter beginning March 31, 2016, with the remainder due at maturity on January 8, 2021 (the "Maturity Date"). Anticipated annual future maturities of the Term Loan Facility and Revolving Credit Facility are as follows:

2016	$3,125,000
2017	6,250,000
2018	9,375,000
2019	12,500,000
2020	15,625,000
Thereafter	103,125,000
$150,000,000

Borrowings under the Revolving Credit Facility bear interest at a rate similar to that of the Term Loan Facility, with interest payment dates similar to that of the Term Loan Facility. The Revolving Credit Facility includes a $5 million swingline sublimit, with swingline loans bearing interest at the alternate base rate plus the applicable margin. Any principal outstanding under the Revolving Credit Facility is due and payable on the Maturity Date.
The Term Loan Facility and amounts borrowed under the Revolving Credit Facility are secured pursuant to a Pledge and Security Agreement, dated January 8, 2016, among the parties identified as Obligors therein and Regions, as collateral agent (the “Security Agreement”), on a first priority basis by a security interest in substantially all of the tangible and intangible assets (subject to certain exceptions) of the Company and certain subsidiaries of the Company, as guarantors (collectively, the “Subsidiary Guarantors”), including certain registered intellectual property and the capital stock of certain of the Company’s direct and indirect subsidiaries. Our obligations under the Credit Agreement are also guaranteed by the Subsidiary Guarantors.
The Credit Agreement provides incremental facility capacity of $50 million, subject to certain conditions. The Credit Agreement includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on its equity securities or payments to redeem, repurchase or retire its equity securities; enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other entity; dispose of assets; enter into sale and leaseback transactions; engage in transactions with its affiliates; and materially alter the business it conducts. In addition, the Company is required to comply with a minimum fixed charge coverage ratio throughout the duration of the Credit Agreement and a maximum consolidated leverage ratio. The Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default.
The Credit Agreement requires the Company to mandatorily prepay the Term Loan Facility and amounts borrowed under the Revolving Credit Facility with (i) 100% of net cash proceeds from certain sales and dispositions, subject to certain reinvestment rights, (ii) 100% of net cash proceeds from certain issuances or incurrences of additional debt, (iii) 50% of net cash proceeds from certain issuances or sales of equity securities, subject to a step down to 0% if the Company’s consolidated leverage ratio is no greater than 2.50:1.0, and (iv) beginning with the fiscal year ending December 31, 2016, 50% of excess cash flow (minus certain specified other payments), subject to a step down to 0% of excess cash flow if the Company’s consolidated leverage ratio is no greater than 2.50:1.0. The Company is permitted to voluntarily prepay the Term Loan Facility and amounts borrowed under the Revolving Credit Facility at any time without penalty, subject to customary “breakage” costs with respect to prepayments of LIBOR rate loans made on a day other than the last day of any applicable interest period.

16.     QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)
The following table presents a summary of our results of operations for our eight most recent quarters ended December 31, 2015. The information for each of these quarters is unaudited and has been prepared on a basis consistent with the audited financial statements. This information includes all adjustments, consisting only of normal recurring adjustments, we consider necessary for fair presentation of this information when read in conjunction with the audited financial statements and related notes. Our operating results have varied on a quarterly basis and may fluctuate significantly in the future.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands except for share and per share data)
Year Ended December 31, 2015
Sales revenues	$46,239	$47,087	$44,618	$44,230
Gross profit	19,306	19,676	17,611	17,516
Operating income	7,834	8,386	4,261	4,605
Net income	5,508	5,904	3,539	3,392
Net income per share
Basic	$0.49	$0.52	$0.31	$0.30
Diluted	0.49	0.52	0.31	0.30
Year Ended December 31, 2014
Sales revenues	$52,094	$53,053	$53,327	$46,268
Gross profit	24,435	25,179	25,260	19,102
Operating income	11,987	14,069	14,175	9,356
Net income	7,715	9,106	9,355	6,744
Net income per share
Basic	$0.69	$0.81	$0.83	$0.60
Diluted	0.69	0.81	0.83	0.60

SCHEDULE II
COMPUTER PROGRAMS AND SYSTEMS, INC.
VALUATION AND QUALIFYING ACCOUNTS

Description		Balance at beginning of period	Additions charged to cost and expenses (1)	Deductions (2)	Balance at end of period
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet	2013	$1,124,000	$602,000	$(601,000)	$1,125,000
	2014	$1,125,000	$931,000	$(803,000)	$1,253,000
	2015	$1,253,000	$674,000	$(711,000)	$1,216,000

(1)	Adjustments to allowance for change in estimates.

(2)	Uncollectible accounts written off, net of recoveries.

Description		Balance at beginning of period	Additions charged to cost and expenses (1)	Deductions (2)	Balance at end of period
Allowance for credit losses deducted from financing receivables in the balance sheet	2013	$662,315	$1,309,160	$(606,285)	$1,365,190
	2014	$1,365,190	$(349,280)	$(14,724)	$1,001,186
	2015	$1,001,186	$236,298	$(583,105)	$654,379

(1)	Adjustments to allowance for change in estimates.

(2)	Uncollectible accounts written off, net of recoveries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting
This report is included in Item 8 on page 54 and is incorporated herein by reference.
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
This report is included in Item 8 on page 55 and is incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION.
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted a Code of Business Conduct and Ethics applicable to all of our directors, officers (including our Chief Executive Officer and senior financial officers) and employees. We have also adopted a separate code of ethics with additional guidelines and responsibilities applicable to our Chief Executive Officer and senior financial officers, known as the Code of Ethics for CEO and Senior Financial Officers. Copies of the Code of Business Conduct and Ethics and the Code of Ethics for CEO and Senior Financial Officers are available on CPSI’s web site at www.cpsi.com in the "Corporate Information" section under "Corporate Governance."
Other information required by this Item regarding executive officers is included in Part I of this Form 10-K under the caption "Executive Officers" in accordance with Instruction 3 of the Instructions to Paragraph (b) of Item 401 of Regulation S-K.
Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes the securities that have been authorized for issuance as of December 31, 2015 under our 2005 Restricted Stock Plan, 2012 Restricted Stock Plan for Non-Employee Directors and 2014 Incentive Plan. All of these plans were previously approved by CPSI's stockholders. These plans are described in Note 8 of the notes to the consolidated financial statements.

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	-0-	N/A	417,073	(1)
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	-0-		417,073	(1)

(1)
Represents (i) 5,040 shares of common stock issuable pursuant to our 2005 Restricted Stock Plan, (ii) 82,763 shares of common stock issuable pursuant to our 2012 Restricted Stock Plan for Non-Employee Directors, and (iii) 329,270 shares of common stock issuable pursuant to our 2014 Incentive Plan. We do not intend to use the 2005 Restricted Stock Plan to make any future grants of restricted stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) and (2) and (c) – Financial Statements and Financial Statement Schedules.
Financial Statements: The Financial Statements and related Financial Statements Schedule of CPSI are included herein in Part II, Item 8.
(a)(3) and (b) – Exhibits.
The exhibits listed on the Exhibit Index beginning on page 87 of this Form 10-K are filed herewith or are incorporated herein by reference.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 14th day of March, 2016.

COMPUTER PROGRAMS AND SYSTEMS, INC.

By:	/s/ J. Boyd Douglas
J. Boyd Douglas
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ J. Boyd Douglas	President, Chief Executive Officer and Director (principal executive officer)	March 14, 2016
J. Boyd Douglas

/s/ Matt J. Chambless	Chief Financial Officer (principal financial officer)	March 14, 2016
Matt J. Chambless

/s/ David A. Dye	Chairman of the Board and Director, Chief Growth Officer	March 14, 2016
David A. Dye

/s/ James B. Britain	Vice President – Finance and Controller (principal accounting officer)	March 14, 2016
James B. Britain

/s/ W. Austin Mulherin, III	Director	March 14, 2016
W. Austin Mulherin, III

/s/ William R. Seifert, II	Director	March 14, 2016
William R. Seifert, II

/s/ John C. Johnson	Director	March 14, 2016
John C. Johnson

/s/ Charles P. Huffman	Director	March 14, 2016
Charles P. Huffman

/s/ A. Robert Outlaw, Jr.	Director	March 14, 2016
A. Robert Outlaw, Jr.

Exhibit Index

Exhibit Number	Description

2.1
Agreement and Plan of Merger and Reorganization, dated as of November 25, 2015, by and among Computer Programs and Systems, Inc., HHI Merger Sub I, Inc., HHI Merger Sub II, Inc., Healthland Holding Inc. and AHR Holdings, LLC (filed as Exhibit 2.1 to the CPSI’s Current Report on Form 8-K dated December 1, 2015 and incorporated herein by reference)

2.2
Amendment to Agreement and Plan of Merger and Reorganization, dated as of January 8, 2016, by and among Computer Programs and Systems, Inc., Healthland Holding, Inc. and AHR Holdings, LLC (filed as Exhibit 2.2 to the CPSI’s Current Report on Form 8-K dated January 8, 2016 and incorporated herein by reference)

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

10.14*
Healthland Holding Inc. (f/k/a Dairyland Healthcare Solutions Holding Corp) Stock Incentive Plan (filed as Exhibit 99.1 to CPSI’s Registration Statement on Form S-8 (Registration No. 333-208915) and incorporated herein by reference)

10.15*	Commission Program for Victor S. Schneider (filed as Exhibit 10.9 to CPSI's Annual Report on Form 10-K for the period ended December 31, 2012 and incorporated herein by reference)

10.16*	Commission Program for Troy D. Rosser (filed as Exhibit 10.10 to CPSI's Annual Report on Form 10-K for the period ended December 31, 2012 and incorporated herein by reference)

10.17*	Employment Agreement, dated as of July 8, 2013, by and between Healthland Holdings Inc. and Chris Bauleke

10.18
Credit Agreement, dated as of January 8, 2016, by and among Computer Programs and Systems, Inc., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated January 8, 2016 and incorporated herein by reference)

10.19
Pledge and Security Agreement, dated as of January 8, 2016, by and among the parties identified as Obligors therein and Regions Bank, as collateral agent (filed as Exhibit 10.2 to CPSI’s Current Report on Form 8-K dated January 8, 2016 and incorporated herein by reference)

10.20
Investor Agreement, dated as of January 8, 2016, by and among Computer Programs and Systems, Inc., Francisco Partners II, L.P., Francisco Partners Parallel Fund II, L.P., and AHR Holdings, LLC. (filed as Exhibit 10.3 to CPSI’s Current Report on Form 8-K dated January 8, 2016 and incorporated herein by reference)

10.21
Support Agreement, dated as of November 25, 2015, by and among Computer Programs and Systems, Inc., HHI Merger Sub I, Inc., HHI Merger Sub II, Inc., AHR Holdings, LLC, Francisco Partners II, L.P., and Francisco Partners Parallel Fund II, L.P. (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated December 1, 2015 and incorporated herein by reference)

21.1	Subsidiaries of the registrant

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Annual Report on Form 10-K for the period ended December 31, 2015

*	Management compensation plan or arrangement