Form 10-Q
period 2016-03-31
COMPUTER PROGRAMS & SYSTEMS INC
filed 2016-05-16
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 13, 2016, there were 13,525,700 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.
Quarterly Report on Form 10-Q
(For the three months ended March 31, 2016)

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$11,694	$24,951
Investments	1,144	10,824
Accounts receivable, net of allowance for doubtful accounts of $1,229 and $1,216, respectively	29,279	22,594
Financing receivables, current portion, net	12,478	10,576
Inventories	1,154	1,495
Deferred tax assets	—	2,335
Prepaid income taxes	529	427
Prepaid expenses and other	4,512	1,355
Total current assets	60,790	74,557
Property and equipment, net	14,795	14,351
Financing receivables, net of current portion	2,701	1,569
Intangible assets, net	109,245	—
Goodwill	170,589	—
Deferred tax assets	2,156	2,311
Total assets	$360,276	$92,788
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,800	$4,591
Current portion of long-term debt	3,221	—
Deferred revenue	15,233	3,821
Accrued vacation	4,950	3,412
Other accrued liabilities	16,056	5,598
Total current liabilities	54,260	17,422
Long-term debt, less current portion	142,728	—
Total liabilities	196,988	17,422
Stockholders’ equity:
Common stock, $0.001 par value; 30,000 shares authorized; 13,521 and 11,303 shares issued and outstanding	13	11
Additional paid-in capital	142,325	44,187
Accumulated other comprehensive loss	(6)	(38)
Retained earnings	20,956	31,206
Total stockholders’ equity	163,288	75,366
Total liabilities and stockholders’ equity	$360,276	$92,788
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Sales revenues:
System sales and support	$52,380	$31,117
Business management, consulting and managed IT services	17,263	15,123
Total sales revenues	69,643	46,240
Costs of sales:
System sales and support	23,862	13,388
Business management, consulting and managed IT services	9,528	8,406
Total costs of sales	33,390	21,794
Gross profit	36,253	24,446
Operating expenses:
Product development	7,190	3,582
Sales and marketing	6,730	4,591
General and administrative	19,202	8,439
Amortization of acquisition-related intangibles	2,355	—
Total operating expenses	35,477	16,612
Operating income	776	7,834
Other income (expense):
Other income (expense)	(1)	83
Interest expense	(1,468)	—
Total other income (expense)	(1,469)	83
Income (loss) before taxes	(693)	7,917
Provision for income taxes	970	2,409
Net income (loss)	$(1,663)	$5,508
Net income (loss) per common share—basic	$(0.13)	$0.49
Net income (loss) per common share—diluted	$(0.13)	$0.49
Weighted average shares outstanding used in per common share computations:
Basic	13,025	11,052
Diluted	13,025	11,052
Dividends declared per common share	$0.64	$0.64
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$(1,663)	$5,508
Other comprehensive income, net of tax
Unrealized gain on investments available for sale, net of tax	32	87
Total other comprehensive income, net of tax	32	87
Comprehensive income (loss)	$(1,631)	$5,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity

	Shares	Amount
Balance at December 31, 2015	11,303	$11	$44,187	$(38)	$31,206	$75,366
Net loss	—	—	—	—	(1,663)	(1,663)
Unrealized gain on investments available for sale, net of tax	—	—	—	32	—	32
Common stock issued as consideration for acquisition of HHI	1,974	2	89,801	—	—	89,803
Fair value of options issued as consideration for acquisition of HHI	—	—	5,748	—	—	5,748
Common stock issued upon exercise of stock options	164	—	1,097	—	—	1,097
Issuance of restricted stock	80	—	—	—	—	—
Stock-based compensation	—	—	1,383	—	—	1,383
Dividends	—	—	—	—	(8,587)	(8,587)
Income tax benefit from restricted stock dividends	—	—	44	—	—	44
Income tax benefit from restricted stock	—	—	65	—	—	65
Balance at March 31, 2016	13,521	$13	$142,325	$(6)	$20,956	$163,288
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating Activities:
Net income (loss)	$(1,663)	$5,508
Adjustments to net income (loss):
Provision for bad debt	133	236
Deferred taxes	957	(673)
Stock-based compensation	1,383	1,437
Deficient (excess) tax benefit from restricted stock	(65)	1
Income tax benefit from restricted stock dividends	(44)	(65)
Depreciation	852	911
Amortization of acquisition-related intangibles	2,355	—
Amortization of deferred finance costs	158	—
Changes in operating assets and liabilities (net of acquired assets and liabilites):
Accounts receivable	(985)	1,422
Financing receivables	(895)	2,175
Inventories	557	(143)
Prepaid expenses and other	72	(418)
Accounts payable	2,878	(158)
Deferred revenue	(4,323)	(898)
Other liabilities	(954)	1,197
Prepaid income taxes/income taxes payable	418	3,105
Net cash provided by operating activities	834	13,637
Investing Activities:
Purchases of property and equipment	(32)	(323)
Purchase of business, net of cash received	(162,198)	—
Sale of investments	9,729	39
Net cash used in investing activities	(152,501)	(284)
Financing Activities:
Dividends paid	(8,587)	(7,242)
Proceeds from long-term debt	146,572	—
Payments of long-term debt principal	(781)	—
Proceeds from exercise of stock options	1,097	—
Excess (deficient) tax benefit from restricted stock	65	(1)
Income tax benefit from restricted stock dividends	44	65
Net cash provided by (used in) financing activities	138,410	(7,178)
(Decrease) increase in cash and cash equivalents	(13,257)	6,175
Cash and cash equivalents at beginning of period	24,951	23,792
Cash and cash equivalents at end of period	$11,694	$29,967
Supplemental disclosure of cash flow information:
Cash paid for interest	$922	$—
Cash paid for income taxes, net of refund	$—	$—
Fair value of common stock issued as consideration for acquisition of HHI	$96,562	$—
Write-off of fully depreciated assets	$2,769	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

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
Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2015 was derived from the audited consolidated balance sheet at that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of Computer Programs and Systems, Inc. ("CPSI" or the "Company") for the year ended December 31, 2015 and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Principles of Consolidation
The condensed consolidated financial statements of CPSI include the accounts of TruBridge, LLC ("TruBridge"), Evident, LLC ("Evident"), and Healthland Holding Inc. ("HHI"), all of which are wholly-owned subsidiaries of CPSI. The accounts of HHI include those of its wholly-owned subsidiaries, Healthland Inc. ("Healthland"), Rycan Technologies, Inc. ("Rycan"), and American HealthTech, Inc. ("AHT"). All significant intercompany balances and transactions have been eliminated.
Reclassifications
Effective January 1, 2016, we adopted a revised presentation of sales revenues and the associated costs of sales in our condensed consolidated statements of operations, which we believe is better aligned with and representative of the amount and profitability of our revenue streams, as well as the way we manage our business, review our operating performance and market our products. Specifically:

•
The Company's sales revenues and costs of sales amounts formerly included within the captions "System sales" and "Support and maintenance" are now included within the caption "System sales and support" within the condensed consolidated statements of operations;

•
The Company's product development costs formerly included within the captions of "System sales" and "Support and maintenance" within the "Costs of sales" section of the condensed consolidated statements of operations are now included within the caption "Product development" within the "Operating expenses" section of the condensed consolidated statements of operations; and

•
The Company's sales-facilitative costs associated with business management, consulting and managed IT services formerly included within the caption "Business management, consulting and managed IT services" within the "Costs of sales" section of the condensed consolidated statements of income are now included within the caption "Sales and marketing" within the "Operating expenses" section of the condensed consolidated statements of operations.

These reclassifications had no effect on previously reported total sales revenues, operating income, income before taxes or net income.

Amounts presented for the three months ended March 31, 2015 have been reclassified to conform to the current presentation. The following table provides the amounts reclassified for the three months ended March 31, 2015:

(In thousands)	As previously reported	Reclassifications	As reclassified
Sales revenues:
System sales	$12,585	$(12,585)	$—
Support and maintenance	18,532	(18,532)	—
System sales and support	—	31,117	31,117
Costs of sales:
System sales	9,810	(9,810)	—
Support and maintenance	7,160	(7,160)	—
System sales and support	—	13,388	13,388
Business management, consulting and managed IT services	9,964	(1,558)	8,406
Operating expenses:
Product development	—	3,582	3,582
Sales and marketing	3,033	1,558	4,591
2.     BUSINESS COMBINATION
Acquisition of HHI
On January 8, 2016, we acquired all of the assets and liabilities of HHI, including its wholly-owned subsidiaries, Healthland, AHT and Rycan. Healthland provides electronic health records ("EHR") and clinical information management solutions to over 350 hospital customers. AHT is a provider of clinical and financial solutions in the post-acute care space, serving over 3,300 skilled nursing facilities. Rycan offers SaaS-based revenue cycle management workflow and automation software to over 290 hospital customers.
We believe the acquisition of HHI:

•	strengthens our position in providing healthcare information systems to community healthcare organizations with approximately 1,200 combined hospital customers;

•	introduces CPSI to the post-acute care market; and

•	expands the products offered by and capabilities of TruBridge with the addition of Rycan and its suite of revenue cycle management software products.
These factors, combined with the synergies and economies of scale expected from combining the operations of CPSI and HHI, were the basis for the acquisition.
Consideration for the acquisition included cash (net of cash of the acquired entities) of $162.2 million (inclusive of seller's transaction expenses), 1,973,880 shares of common stock of CPSI ("CPSI Common Stock"), and the assumption by CPSI of stock options that became exercisable for 174,972 shares of CPSI Common Stock. During 2015, we incurred approximately $3.0 million of pre-tax costs in connection with the acquisition of HHI. During the three months ended March 31, 2016, we incurred approximately $7.6 million of pre-tax acquisition costs in connection with the acquisition of HHI. Acquisition costs are included in general and administrative expenses in our condensed consolidated statements of operations.
Our acquisition of HHI will be treated as a purchase in accordance with Accounting Standards Codification (the "Codification") 805, Business Combinations, of the Financial Accounting Standards Board ("FASB"), which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. Our allocation of the purchase price is based on management's judgment after evaluating several factors, including a preliminary valuation assessment. The allocation is preliminary and subject to changes, which could be significant, as additional information becomes available and appraisals of intangible assets and deferred tax positions are finalized.

The preliminary allocation of the purchase price paid for HHI is as follows:

(In thousands)	Purchase Price Allocation
Acquired cash	$5,371
Accounts receivable	5,789
Financing receivables	2,184
Inventories	216
Prepaid expenses	3,228
Property and equipment	1,263
Intangible assets	111,600
Goodwill	170,589
Accounts payable and accrued liabilities	(17,836)
Deferred taxes, net	(1,514)
Contingent consideration	(1,620)
Deferred revenue	(15,737)
Net assets acquired	$263,533
The intangible assets in the table above are being amortized on a straight-line basis over their estimated useful lives. The amortization is included in amortization of acquisition-related intangibles in our condensed consolidated statements of operations.
The fair value measurements of tangible and intangible assets and liabilities were based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value measurement hierarchy (see Note 14). Level 3 inputs included, among others, discount rates that we estimated would be used by a market participant in valuing these assets and liabilities, projections of revenues and cash flows, client attrition rates and market comparables.
The gross contractual amount of accounts receivable of HHI at the date of acquisition was $8.5 million.
Our condensed consolidated statement of operations for the three months ended March 31, 2016 includes revenues of approximately $22.7 million and pre-tax income of approximately $5.4 million attributed to the acquired business since the January 8, 2016 acquisition date.
The following unaudited pro forma revenue, net income (loss) and earning per share amounts for the three months ended March 31, 2016 and 2015 give effect to the HHI acquisition as if it had been completed on January 1, 2015. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of what the operating results actually would have been during the periods presented had the HHI acquisition been completed during the periods presented. In addition, the unaudited pro forma financial information does not purport to project future operating results. The pro forma information does not fully reflect: (1) any anticipated synergies (or costs to achieve synergies) or (2) the impact of non-recurring items directly related to the HHI acquisition.

	Three Months Ended March 31,
(In thousands, except per share data)	2016	2015
Pro forma revenues	$71,842	$71,342
Pro forma net income (loss)	$1,696	$(2,018)
Pro forma diluted earnings (loss) per share	$0.13	$(0.18)
Pro forma net income (loss) was calculated by adjusting the results for the applicable period to reflect (i) the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied on January 1, 2015 and (ii) adjustments to amortized revenue during fiscal 2016 and 2015 as a result of the acquisition date valuation of assumed deferred revenue. The pro forma results for each period also reflect the pro forma adjustment to interest expense as a result of the issuance of new debt to finance the acquisition and elimination of Healthland debt in conjunction with the acquisition.

The Company incurred $5.1 million in acquisition-related costs, which are included in general and administrative expense in the Company’s statement of operations for the three months ended March 31, 2016 that are reflected in pro forma net loss for the three months ended March 31, 2015. Severance costs of $2.5 million were not included in the acquisition costs for the purpose of calculating the pro forma results.
3.     REVENUE RECOGNITION
The Company recognizes revenue in accordance with U.S. GAAP, principally those required by the Software topic and Revenue Recognition subtopic of the FASB Codification and those prescribed by the SEC.
The Company's revenue is generated from two sources:

•
System Sales and Support - the sale of information systems and the provision of system support services. The sale of information systems includes perpetual software licenses, conversion, installation and training services, hardware and peripherals, "Software as a Service" (or "SaaS") services, and forms and supplies. System support services includes software application support, hardware maintenance, and continuing education.

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

System Sales and Support
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

•
SaaS services - The Company accounts for SaaS arrangements in accordance with the requirements of the Hosting Arrangement section under the Software topic and Revenue Recognition subtopic of the Codification. The Codification states that the software elements of SaaS services should not be accounted for as a hosting arrangement "if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software." Each SaaS contract entered into by the Company includes a system purchase and buyout clause, and this clause specifies the total amount of the system buyout. In addition, a clause is included in the contract which states that should the system be bought out by the customer, the customer would be required to enter into a general support agreement (for post-contract support services) for the remainder of the original SaaS term. Accordingly, the Company has concluded that SaaS customers do not have the right to take possession of the system without significant penalty (i.e., the purchase price of the system), resulting in the determination that these contracts are service contracts for which revenue is recognized when the services are performed.
Business Management, Consulting and Managed IT Services
Business management services consist of electronic billing, statement processing, payroll processing, accounts receivable management, contract management and insurance services. While business management service arrangements are contracts separate from the system sale and support contracts, these contracts are often executed within a short time frame of each other. The amount of the total arrangement consideration allocated to these services is based on VSOE of fair value by reference to the rate at which our customers renew as well as the rate at which the services are sold to customers when the business management services agreement is not executed within a short time frame of the system sale and support contracts. If VSOE of fair value does not exist for these services, we allocate arrangement consideration based on third-party evidence ("TPE") of selling price or, if neither VSOE nor TPE is available, estimated selling price. Because the pricing is transaction based (per unit pricing), customers are billed and revenue recognized as services are performed based on transaction levels.
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
4.     PROPERTY AND EQUIPMENT
Property and equipment were comprised of the following at March 31, 2016 and December 31, 2015:

(In thousands)	March 31, 2016	December 31, 2015
Land	$2,848	$2,848
Buildings and improvements	9,442	9,432
Maintenance equipment	802	1,231
Computer equipment	4,241	4,798
Leasehold improvements	5,007	4,753
Office furniture and fixtures	3,593	4,336
Automobiles	335	335
	26,268	27,733
Less: accumulated depreciation	(11,473)	(13,382)
Property and equipment, net	$14,795	$14,351
5.     OTHER ACCRUED LIABILITIES
Other accrued liabilities were comprised of the following at March 31, 2016 and December 31, 2015:

(In thousands)	March 31, 2016	December 31, 2015
Salaries and benefits	$7,881	$2,292
Severance	2,652	1,569
Commissions	1,868	435
Self-insurance reserves	1,179	883
Contingent consideration	1,620	—
Other	856	419
	$16,056	$5,598

The accrued contingent consideration depicted above represents the potential earnout incentive for former Rycan shareholders. We have estimated the fair value of the contingent consideration based on the amount of revenue we expect to be earned by Rycan through the year ending December 31, 2018.
6.     INVESTMENTS
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
Investments were comprised of the following at March 31, 2016:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments (money market funds and accrued income)	$430	$—	$—	$430
Corporate debt securities	723	—	(9)	714
	$1,153	$—	$(9)	$1,144
Shown below are the amortized cost and fair value of available-for-sale securities with fixed maturities at March 31, 2016, by contract maturity date. Actual maturities may differ from contractual maturities because issuers of certain debt securities retain early call or prepayment rights.

(In thousands)	Amortized Cost	Fair Value
Due in 2016	$430	$430
Due in 2017	—	—
Due in 2018	437	432
Due in 2019	286	282
Due thereafter	—	—
	$1,153	$1,144
Investments were comprised of the following at December 31, 2015:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments (money market funds and accrued income)	$1,269	$—	$—	$1,269
Obligations of U.S. Treasury, U.S. government corporations and agencies	1,562	1	(6)	1,557
Mortgage-backed securities	54	1	—	55
Certificates of deposit	2,000	—	(7)	1,993
Corporate debt securities	6,000	—	(50)	5,950
	$10,885	$2	$(63)	$10,824

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at March 31, 2016 and December 31, 2015, respectively:

	At March 31, 2016
	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$203	$(3)	$511	$(6)	$714	$(9)
	$203	$(3)	$511	$(6)	$714	$(9)

	At December 31, 2015
	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Treasury, U.S. government corporations and agencies	$768	$(6)	$410	$—	$1,178	$(6)
Certificates of deposit	—	—	1,743	(7)	1,743	(7)
Corporate debt securities	2,566	(26)	3,234	(24)	5,800	(50)
	$3,334	$(32)	$5,387	$(31)	$8,721	$(63)
Our investment portfolio, including those securities in unrealized loss positions at March 31, 2016, is comprised entirely of investment-grade corporate and government debt securities. Although it is likely that certain of the investments that are in an unrealized loss position will be sold before recovery of their amortized cost basis, the resulting realized loss upon sale is not expected to be material. As a result, the Company has determined that the unrealized losses are deemed to be temporary impairments as of March 31, 2016. The Company believes that the unrealized losses generally are caused by liquidity discounts and increases in risk premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets.
7.     NET INCOME PER SHARE
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
The Company's unvested restricted stock awards (see Note 9) are considered participating securities under FASB Codification topic, Earnings Per Share, because they entitle holders to non-forfeitable rights to dividends until the awards vest or are forfeited. When a company has a security that qualifies as a "participating security," the Codification requires the use of the two-class method when computing basic EPS. The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In determining the amount of net income to allocate to common stockholders, income is allocated to both common stock and participating securities based on their respective weighted average shares outstanding for the period, with net income attributable to common stockholders ultimately equaling net income less net income attributable to participating securities. Diluted EPS for the Company's common stock is computed using the more dilutive of the two-class method or the treasury stock method.

The following is a calculation of the basic and diluted EPS for the Company's common stock, including a reconciliation between net income and net income attributable to common stockholders:

	Three Months Ended
(in thousands, except per share data)	March 31, 2016	March 31, 2015
Net income (loss)	$(1,663)	$5,508
Less: Net income attributable to participating securities	21	(134)
Net income (loss) attributable to common stockholders	$(1,642)	$5,374

Weighted average shares outstanding used in basic per common share computations	13,025	11,052
Add: Dilutive potential common shares	—	—
Weighted average shares outstanding used in diluted per common share computations	13,025	11,052

Basic EPS	$(0.13)	$0.49
Diluted EPS	$(0.13)	$0.49
During 2016, performance share awards were granted to certain executive officers and key employees of the Company which will result in the issuance of time-vesting restricted stock if the predefined performance criteria are met. The awards provide for an aggregate target of 70,434 shares, none of which have been included in the calculation of diluted EPS for the three months ended March 31, 2016 because the related threshold award performance level has not been achieved as of March 31, 2016. See Note 9.
8.     INCOME TAXES
The Company determines the tax provision for interim periods using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.
Our effective tax rate for the three months ended March 31, 2016 decreased to (140.0)% from 30.4% for the three months ended March 31, 2015, primarily due to the consolidated net loss for the three months ended March 31, 2016, partially offset by permanent nondeductible acquisition transaction costs of $3.5 million.
9.     STOCK-BASED COMPENSATION
Stock-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee’s or non-employee director’s requisite service period.
The following table shows total stock-based compensation expense for the three months ended March 31, 2016 and 2015, included in the condensed consolidated statements of operations:

	Three Months Ended
(In thousands)	March 31, 2016	March 31, 2015
Costs of sales	$399	$597
Operating expenses	984	840
Pre-tax stock-based compensation expense	1,383	1,437
Less: income tax effect	(539)	(560)
Net stock-based compensation expense	$844	$877
The Company's stock-based compensation awards are in the form of restricted stock and performance share awards made pursuant to the Company's 2005 Restricted Stock Plan, 2012 Restricted Stock Plan for Non-Employee Directors, and 2014 Incentive Plan (the "Plans"). As of March 31, 2016, there was $12.8 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans expected to be recognized over the next three years.

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
A summary of restricted stock activity (including shares of restricted stock issued pursuant to the settlement of performance share awards) under the Plans during the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Shares	Weighted-Average Grant Date Fair Value Per Share	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested restricted stock outstanding at beginning of period	191,397	$57.12	160,216	$59.14
Granted	79,824	53.24	60,850	51.85
Performance share awards settled through the issuance of restricted stock	—	—	45,844	60.28
Vested	(40,174)	54.90	(4,808)	58.22
Forfeited	—	—	—	—
Nonvested restricted stock outstanding at end of period	231,047	$56.16	262,102	$57.66
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

A summary of performance share award activity under the 2014 Incentive Plan during the three months ended March 31, 2016 and 2015 is as follows, based on the target award amounts set forth in the performance share award agreements:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Performance share awards outstanding at beginning of period	49,471	$49.29	46,541	$60.28
Granted	70,434	50.68	52,364	49.29
Forfeited or unearned	(49,471)	49.29	(697)	60.28
Performance share awards settled through the issuance of restricted stock	—	—	(45,844)	60.28
Performance share awards outstanding at end of period	70,434	$50.68	52,364	$49.29
10.     FINANCING RECEIVABLES
Short-Term Payment Plans
The Company has sold information and patient care systems to certain healthcare providers under Second Generation Meaningful Use Installment Plans (see below) with maximum contractual terms of three years and expected terms of less than one year and other arrangements requiring fixed monthly payments over terms ranging from three to 12 months ("Fixed Periodic Payment Plans"). These receivables, collectively referred to as short-term payment plans and included in the current portion of financing receivables, were comprised of the following at March 31, 2016 and December 31, 2015:

(In thousands)	March 31, 2016	December 31, 2015
Second Generation Meaningful Use Installment Plans, gross	$8,586	$9,372
Fixed Periodic Payment Plans, gross	2,790	454
Short-term payment plans, gross	$11,376	$9,826

Less: allowance for losses	(474)	(491)
Less: unearned income	—	—
Short-term payment plans, net	$10,902	$9,335
Sales-Type Leases
Additionally, the Company leases its information and patient care systems to certain healthcare providers under sales-type leases expiring in various years through 2022. These receivables typically have terms from two to seven years, bear interest at various rates, and are usually collateralized by a security interest in the underlying assets. Since the Company has a history of successfully collecting amounts due under the original payment terms of these extended payment arrangements without making any concessions to its customers, the Company satisfies the requirement for revenue recognition. The Company’s history with these types of extended payment term arrangements supports management’s assertion that revenues are fixed and determinable and collection is probable.
The components of these lease receivables were as follows at March 31, 2016 and December 31, 2015:

(In thousands)	March 31, 2016	December 31, 2015
Sales-type leases, gross	$5,156	$3,239
Less: allowance for losses	(225)	(163)
Less: unearned income	(654)	(266)
Sales-type leases, net	$4,277	$2,810

Future minimum lease payments to be received subsequent to March 31, 2016 are as follows:

(In thousands)
2016	$1,496
2017	1,572
2018	606
2019	504
2020	342
Thereafter	636

Total minimum lease payments to be received	5,156
Less: unearned income	(654)

Lease receivables, net	$4,502

Credit Quality of Financing Receivables and Allowance for Credit Losses
The following table is a roll-forward of the allowance for financing credit losses for the three months ended March 31, 2016 and year ended December 31, 2015:

(In thousands)	Balance at Beginning of Period	Provision	Charge-offs	Recoveries	Balance at End of Period
March 31, 2016	$654	$45	$—	$—	$699
December 31, 2015	$1,001	$236	$(583)	$—	$654
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
Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. To facilitate customer collection and credit monitoring efforts, financing receivable amounts are invoiced and reclassified to trade accounts receivable when they become due, with all invoiced amounts placed on nonaccrual status. As a result, all past due amounts related to the Company’s financing receivables are included in trade accounts receivable in the accompanying condensed consolidated balance sheets. The following is an analysis of the age of financing receivables amounts (excluding short-term payment plans) that have been reclassified to trade accounts receivable and were past due as of March 31, 2016 and December 31, 2015:

(In thousands)	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due
March 31, 2016	$208	$105	$—	$313
December 31, 2015	$251	$66	$29	$346
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
The Company utilizes an aging of trade accounts receivable as the primary credit quality indicator for its financing receivables, which is facilitated by the reclassification of customer payment amounts to trade accounts receivable when they become due. The table below categorizes customer financing receivable balances (excluding short-term payment plans), none of which are considered past due, according to the age of the oldest related payment outstanding that has been reclassified to trade accounts receivable:

(In thousands)	March 31, 2016	December 31, 2015
Customer balances with amounts reclassified to trade accounts receivable that are:
1 to 90 Days Past Due	$2,187	$515
91 to 180 Days Past Due	108	230
181 + Days Past Due	—	—
Total customer balances with past due amounts reclassified to trade accounts receivable	$2,295	$745
Total customer balances with no past due amounts reclassified to trade accounts receivable	2,207	2,228
Total financing receivables with contractual maturities of one year or less	11,376	9,826
Less: allowance for losses	(699)	(654)
Total financing receivables	$15,179	$12,145
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

11.     INTANGIBLE ASSETS AND GOODWILL
Our purchased definite-lived intangible assets as of March 31, 2016 are summarized as follows:

(In thousands)	Customer Relationships	Trademark	Developed Technology	Total
Gross carrying amount	$70,500	$15,000	$26,100	$111,600
Accumulated amortization	(1,311)	(275)	(769)	(2,355)
Net intangible assets	$69,189	$14,725	$25,331	$109,245
Weighted average remaining years of useful life	12	15	8	12
The following table represents the remaining amortization of definite-lived intangible assets as of March 31, 2016:

(In thousands)
For the year ended December 31,
2016	$7,640
2017	10,186
2018	10,186
2019	9,794
2020	9,786
Due thereafter	61,653
Total	$109,245
The following table sets forth the change in the carrying amount of goodwill by segment for the three months ended March 31, 2016:

(In thousands)	Acute Care EHR	Post-acute Care EHR	Business Management, Consulting and Managed IT Services	Total
Balance as of December 31, 2015	$—	$—	$—	$—
Goodwill acquired	122,824	47,765	—	170,589
Balance as of March 31, 2016	$122,824	$47,765	$—	$170,589
As of March 31, 2016, there was no impairment to goodwill.

12.     LONG-TERM DEBT
Long-term debt was comprised of the following at March 31, 2016 and December 31, 2015:

(In thousands)	March 31, 2016	December 31, 2015
Term loan facility	$124,219	$—
Revolving credit facility	25,000	—
Debt obligations	149,219	—
Less: debt issuance costs	(3,270)	—
Debt obligation, net	145,949	—
Less: current portion	(3,221)	—
Long-term debt	$142,728	$—
As of March 31, 2016, the carrying value of debt approximates the fair value.
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
The Term Loan Facility bears interest at a rate per annum equal to an applicable margin plus (1) the Adjusted LIBOR rate for the relevant interest period, (2) an alternate base rate determined by reference to the greatest of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate plus one percent per annum, or (3) a combination of (1) and (2). Interest on the outstanding principal of the Term Loan Facility is payable on the last day of each month, in the case of each base rate loan, and on the last day of each interest period (but no less frequently than every three months), in the case of LIBOR loans. Principal payments are due on the last day of each fiscal quarter beginning March 31, 2016, with the remainder due at maturity on January 8, 2021 (the "Maturity Date"). Anticipated annual future maturities of the Term Loan Facility and Revolving Credit Facility are as follows as of March 31, 2016:

(In thousands)
2016	$2,344
2017	6,250
2018	9,375
2019	12,500
2020	15,625
Thereafter	103,125
$149,219
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
The Credit Agreement requires the Company to mandatorily prepay the Term Loan Facility and amounts borrowed under the Revolving Credit Facility with (i) 100% of net cash proceeds from certain sales and dispositions, subject to certain reinvestment rights, (ii) 100% of net cash proceeds from certain issuances or incurrences of additional debt, (iii) 50% of net cash proceeds from certain issuances or sales of equity securities, subject to a step down to 0% if the Company’s consolidated leverage ratio is no greater than 2.50:1.0, and (iv) beginning with the fiscal year ending December 31, 2016, 50% of excess cash flow (minus certain specified other payments), subject to a step down to 0% of excess cash flow if the Company’s consolidated leverage ratio is no greater than 2.50:1.0. The Company is permitted to voluntarily prepay the Term Loan Facility and amounts borrowed under the Revolving Credit Facility at any time without penalty, subject to customary “breakage” costs with respect to prepayments of LIBOR rate loans made on a day other than the last day of any applicable interest period. As of March 31, 2016, we believe that we were in compliance with all debt covenants contained in the Credit Agreement.
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
The fair values of the Company’s available-for-sale securities are based on matrix pricing for the periods ended March 31, 2016 and December 31, 2015, which uses observable market-based inputs (such as benchmark yields) in addition to quoted prices in active markets to derive fair values. As a result, these inputs are classified as Level 2 within the fair value hierarchy. We generally apply fair value techniques on a non-recurring basis associated with (1) valuing potential impairment loss related to financing receivables accounted for pursuant to Codification topic, Leases, and (2) valuing potential impairment loss related to long-lived assets accounted for pursuant to Codification topic, Property, Plant and Equipment, when events or circumstances indicate a possible impairment.

The following tables summarize the carrying amounts and fair values of certain assets at March 31, 2016 and December 31, 2015:

		Fair Value at March 31, 2016 Using
	Carrying Amount at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	3/31/2016	(Level 1)	(Level 2)	(Level 3)
Description
Available-for-sale securities
Short-term investments (money market funds and accrued income)	$430	$—	$430	$—
Corporate debt securities	714	—	714	—
Total available-for-sale securities	$1,144	$—	$1,144	$—

		Fair Value at December 31, 2015 Using
	Carrying Amount at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	12/31/2015	(Level 1)	(Level 2)	(Level 3)
Description
Available-for-sale securities
Short-term investments (money market funds and accrued income)	$1,269	$—	$1,269	$—
Obligations of U.S. Treasury, U.S. government corporations and agencies	55	—	55	—
Mortgage-backed securities	1,993	—	1,993	—
Certificates of deposit	1,558	—	1,558	—
Corporate debt securities	5,949	—	5,949	—
Total available-for-sale securities	$10,824	$—	$10,824	$—
The carrying amounts of other financial instruments reported in the accompanying condensed consolidated balance sheets for current assets and current liabilities approximate their fair values because of the short-term nature of these instruments.

15.     SEGMENT REPORTING
In connection with our acquisition of HHI, we reevaluated our methodology for allocating revenues and cost of sales and chose to allocate these items to three operating segments which better align with the reporting structure utilized by our chief operating decision makers ("CODM") in the management of resource allocation and performance assessment. Our Chief Executive Officer and Chief Growth Officer are the Company's CODM. Effective for our first quarter of 2016, we revised our reportable segments. Prior to this change, we used one reportable segment.
We now utilize three operating segments, "Acute Care EHR", "Post-acute Care EHR" and "Business Management, Consulting and Managed IT Services", based on our three distinct business units with unique market dynamics and opportunities. Revenues and cost of sales are primarily derived from the provision of services and sales of our proprietary software, and our CODM assess the performance of these three segments at the gross profit level. Operating expenses and items such as interest, income tax, capital expenditures and total assets are managed at a consolidated level and thus are not included in our operating segment disclosures. Accounting policies for each of the reportable segments are the same as those used on a consolidated basis.
The following table presents a summary of the revenues and gross profits of our three operating segments for the three months ended March 31, 2016 and 2015:

	March 31,
(In thousands)	2016	2015
Revenues:
Acute Care EHR	$45,326	$31,117
Post-acute Care EHR	7,054	—
Business Management, Consulting and Managed IT Services	17,263	15,123
Total revenues	$69,643	$46,240

Cost of sales:
Acute Care EHR	$21,378	$13,388
Post-acute Care EHR	2,484	—
Business Management, Consulting and Managed IT Services	9,528	8,406
Total cost of sales	$33,390	$21,794

Gross profit:
Acute Care EHR	$23,948	$17,729
Post-acute Care EHR	4,570	—
Business Management, Consulting and Managed IT Services	7,735	6,717
Total gross profit	$36,253	$24,446

Corporate operating expenses	$(35,477)	$(16,612)
Other income (loss)	(1)	83
Interest expense	(1,468)	—
Income (loss) before taxes	$(693)	$7,917
16.     RECENT ACCOUNTING PRONOUNCEMENTS
New Accounting Standards Adopted in 2016
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. Under this guidance, an entity will present such costs in the balance sheet as a reduction of the related debt liability rather than as an asset. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015, which is effective for the Company as of the first quarter of our fiscal year ending December 31, 2016. Refer to Note 12 for further information regarding debt issuance costs.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, that eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new standard will be applied prospectively to measurement period adjustments that occur after the effective date. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015, which is effective for the Company as of the first quarter of our fiscal year ending December 31, 2016. The adoption of ASU 2015-16 did not have a material effect on our financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred income taxes. The standard eliminates the current requirement for organizations to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption permitted. The Company has chosen to early adopt ASU 2015-17 as of the first quarter of our fiscal year ending December 31, 2016 by prospectively applying the update. The adoption of ASU 2015-17 did not have a material effect on our financial statements.
New Accounting Standards Yet to be Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This guidance will be effective for fiscal years and interim periods within those years beginning after December 15, 2017, which is effective for the Company as of the first quarter of our fiscal year ending December 31, 2018. The Company is currently evaluating the impact that the implementation of this standard will have on its financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. The amended guidance requires entities to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The requirement would replace the current lower of cost or market evaluation. Accounting guidance is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail method. The amended guidance will be effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amended guidance should be applied prospectively with earlier application permitted. The Company is currently evaluating the impact that the implementation of this standard will have on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new guidance will require the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. This guidance will be effective for fiscal years and interim periods within those years beginning after December 15, 2018, which is effective for the Company as of the first quarter of our fiscal year ending December 31, 2019. The Company is currently evaluating the impact that the implementation of this standard will have on its financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and the classification of awards on the statement of cash flows. This guidance will be effective for fiscal years and interim periods within those years beginning after December 15, 2016, which is effective for the Company as of the first quarter of our fiscal year ending December 31, 2017. The Company is currently evaluating the impact that the implementation of this standard will have on its financial statements.
17.     SUBSEQUENT EVENTS
On May 4, 2016, the Company announced a dividend for the first quarter of 2016 in the amount of $0.64 per share, payable on May 27, 2016, to stockholders of record as of the close of business on May 12, 2016.

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

•	competition with companies that have greater financial, technical and marketing resources than we have;

•	failure to develop new or enhance current technology and products in response to market demands;

•	failure of our products to function properly resulting in claims for losses;

•	breaches of security and viruses in our systems resulting in customer claims against us and harm to our reputation;

•	failure to maintain customer satisfaction through new product releases or enhancements free of undetected errors or problems;

•	interruptions in our power supply and/or telecommunications capabilities, including those caused by natural disaster;

•	our ability to attract and retain qualified customer service and support personnel;

•	failure to properly manage growth in new markets we may enter;

•	misappropriation of our intellectual property rights and potential intellectual property claims and litigation against us;

•	changes in accounting principles generally accepted in the United States of America; and

•	fluctuations in quarterly financial performance due to, among other factors, timing of customer installations.

Additional information concerning these and other factors which could cause differences between forward-looking statements and future actual results is discussed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
As discussed in this Item under “Results of Operations by Segment” below, we now manage our operations using three operating segments which are also our reportable segments: (1) acute care EHR, (2) post-acute care EHR and (3) business management, consulting and managed IT services.

Acute Care EHR

Our Acute Care EHR segment consists of acute care software solutions and support sales generated by Evident, Healthand and Rycan.

Post-acute Care EHR

Our Post-acute Care EHR segment consists of post-acute care software solutions and support sales generated by AHT.

Business Management, Consulting and Managed IT Services

Our Business Management, Consulting and Managed IT Services segment consists of business management, consulting, and managed IT services sales generated by TruBridge.
Management Overview
Historically we have primarily sought revenue growth through sales of healthcare IT systems and related services to existing and new customers within our target market. Despite an overall decline in revenues during 2015, our strategy has produced consistent revenue growth over the long term, as reflected in five- and ten-year compounded annual growth rates in revenues of approximately 3.5% and 5.3%, respectively, as of the end of our most recently completed fiscal year. Important to our potential for continued long-term revenue growth is our ability to sell new and additional products and services to our existing customer base, including cross-selling opportunities presented with the acquisition of HHI. We believe that as our combined customer base grows, the demand for additional products and services, including business management, consulting and managed IT services, will also continue to grow, supporting further increases in recurring revenues. We also expect to drive revenue growth from new product development that we may generate from our research and development activities.
In January 2013, we announced the formation of TruBridge, a wholly-owned subsidiary of CPSI. TruBridge provides the business management, consulting and managed IT services that historically had been provided by CPSI, with the expectation of expanding both our service offerings and our footprint in this particular marketplace in the future. We expect this strategic initiative to continue to allow us to more fully take advantage of the market opportunities in providing such services by facilitating the expansion of our target market to include the entire rural and community hospital market, no longer limiting the market for our services to hospitals where CPSI already serves as the primary IT vendor.
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
January 2016 marked an important milestone for CPSI, as we announced the completion of our acquisition of HHI, the first major acquisition in the Company's history. With this acquisition, CPSI now has a presence in well over 1,000 rural and community hospitals and over 3,300 post-acute care facilities, adding significantly to our already substantial recurring revenue base and further expanding our ability to generate organic recurring revenue growth through additional cross-selling opportunities now available within the combined company.
Our business model is designed such that, as revenue growth materializes, earnings and profitability growth are naturally bolstered through increased future margin realization. Once a hospital has installed our solutions, we continue to provide support services to the customer on an ongoing basis and make available to the customer our broad portfolio of business management, consulting, and managed IT services. The provision of these services typically requires fewer resources than the initial system installation, resulting in increased overall gross margins.
We also look to increase margins through cost containment measures where appropriate. For example, during 2015 we allowed natural workforce attrition to run its course within our system implementation employee base, selectively attempting to retain or replace only those positions considered by management to be critical to our continuing needs. Additionally, during the third quarter of 2015 we instituted a one-time, voluntary severance program offering those employees meeting certain predetermined criteria severance packages involving continuing periodic cash payments and healthcare benefits for varying periods, depending upon the individual's years of service with the Company. Lastly, we have instituted several changes related to our employee benefits offerings, including a spousal carve-out for healthcare benefits that took effect on January 1, 2016. The acquisition of HHI in January of 2016 presents us with additional opportunities to leverage the greater operating efficiencies of the combined entity to drive further earnings and profitability growth in the future.
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
In recent years, there have been significant changes to provider reimbursement by the U.S. federal government, followed by commercial payers and state governments. There is increasing pressure on healthcare organizations to reduce costs and increase quality, replacing fee-for-service in part by enrolling in an advanced payment model, which could further encourage adoption of healthcare IT and increase demand for business management, consulting, and managed IT services as the future success of these healthcare providers is greatly dependent upon their ability to engage patient populations and to coordinate patient care across a multitude of settings, while optimizing operating efficiency along the way.
American Recovery and Reinvestment Act of 2009
While ongoing financial challenges facing healthcare organizations have impacted and are expected to continue to impact the rural and community hospitals that comprise our target market, we believe that the incentives offered by the American Recovery and Reinvestment Act of 2009 (the "ARRA") for the adoption of qualifying EHRs have increased and will continue to support demand for healthcare information technology and will have a positive impact on our business prospects through at least 2017. As of December 31, 2015, incentive payments totaling $33.6 billion have been made to aid healthcare organizations in modernizing their operations through the acquisition and wide-spread use of healthcare information technology. Eligible hospitals could begin receiving these incentive payments in any year from 2011 through 2015, but the total incentive payment is decreased for hospitals that started receiving payments in 2014 and later. Additionally, reimbursements under Medicare have been reduced for those eligible healthcare providers that did not begin to demonstrate meaningful use of an EHR by October 1, 2014.
The accelerated adoption of EHRs resulting from the ARRA's EHR incentive program has resulted in a narrowing market for new system installations and has accelerated the purchases of incremental applications by our existing customer base to satisfy the current meaningful use rules, thereby also narrowing the market for add-on sales to existing customers for meaningful use stage two-related incremental applications. Despite these narrowing markets, we expect to continue to benefit from the ARRA's EHR incentive program in the medium-to-long term as the expanded requirements for continued eligibility for incentive payments and related payment adjustments for those healthcare providers not in compliance with meaningful use rules are expected to result in both an expanded replacement market for EHRs and additional orders from our existing customer base to purchase incremental applications necessary to satisfy such expanded requirements, particularly as the stage three meaningful use rules become effective. The stage three requirements will be optional for 2017, with all providers required to comply with the stage three requirements beginning in 2018. However, as the EHR replacement market is not likely to develop rapidly and the market for add-on sales to existing customers for incremental stage three-related applications is not likely to significantly expand until the related stage three rules become effective, our system sales revenues and profitability are expected to be materially and adversely impacted during the short-term. Although we are pursuing other strategic initiatives designed to result in system sales revenue growth in the future in the form of selective expansion into English-speaking international markets, selective expansion within the 100 to 300 bed hospital market and targeted expansion for our ambulatory solutions, there can be no guarantee that such initiatives will prove successful or will benefit the Company in a sufficiently timely fashion to offset the short-term effects of the aforementioned narrowing markets.
Health Care Reform
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, collectively referred to as the "Health Reform Laws." This sweeping legislation implemented changes to the healthcare and health insurance industries from 2010 through 2015, requiring substantially all U.S. citizens and legal residents to have qualifying health insurance coverage starting in 2014 and providing the means by which it will be made available to them. The Health Reform Laws have had little direct impact on our internal operation and do not appear to have had a significant impact on the businesses of our hospital customers to date. However, we have not been able to determine at this point whether the ultimate impact will be positive, negative or neutral; it is likely that the Health Reform Laws will affect hospitals differently depending upon the populations they service. Rural and community hospitals typically service higher uninsured populations than larger urban hospitals and rely more heavily on Medicare and Medicaid for reimbursement. It remains to be seen whether the increase in the insured populations for rural and community hospitals, as well as the increase in Medicare and Medicaid reimbursements under the ARRA for hospitals that implement EHR technology, will be enough to offset cuts in Medicare and Medicaid reimbursements contained in the Health Reform Laws or as a result of sequestration or other federal legislation.
We believe healthcare reform initiatives will continue during the foreseeable future. If adopted, some aspects of previously proposed reforms, such as further reductions in Medicare and Medicaid payments, could adversely affect the businesses of our customers and thereby harm our business.
Results of Operations
During the three months ended March 31, 2016, we generated revenues of $69.6 million from the sale of our products and services, compared to $46.2 million during the three months ended March 31, 2015, an increase of 50.6% that is primarily attributed to contributions from the acquisition of HHI. Our net income (loss) for the three months ended March 31, 2016 decreased 130.2% from the first quarter of 2015, while cash flow from operations decreased 93.9%.

Second Generation Meaningful Use Installment Plans. Beginning in the fourth quarter of 2012, we began offering to our customers license agreements with payment terms that provide us with greater visibility into and control over the customer's meaningful use attestation process and significantly reducing the maximum timeframe over which customers must satisfy their full payment obligations in purchasing our system ("Second Generation Meaningful Use Installment Plans"). Under these arrangements, for the first two years following execution of the contract, a customer is only required to remit to us Medicare and Medicaid incentive payments (not to exceed the remaining balance under the arrangement) received for adoption of a qualifying EHR upon receipt of such funds. Upon the expiration of this two-year period, the remaining balance (if any) is required to be paid in full over a period not to exceed 12 months. As the overall payment period durations of the Second Generation Meaningful Use Installment Plans are consistent with that of our historical system sale financing arrangements, revenues under the Second Generation Meaningful Use Installment Plans are recognized upon installation of our EHR solution.
In addition to the Second Generation Meaningful Use Installment Plans discussed above, we have historically made financing arrangements available to customers on a case-by-case basis depending upon the various aspects of the proposed contract and customer attributes. These financing arrangements include other short-term payment plans and longer-term lease financing through us or third-party financing companies. For those customers not seeking a financing arrangement, the payment schedule of the typical contract is structured to provide for a scheduling deposit due at contract signing, with the remainder of the contracted fees due at various stages of the installation process (delivery of hardware, installation of software and commencement of training, and satisfactory completion of a monthly accounting cycle or end-of-month operation by and as applicable for each respective application).
We have also historically made our software applications available to customers through "Software as a Service" or "SaaS" configurations, including our Cloud Electronic Health Record ("Cloud EHR") offering. These offerings are attractive to some customers because this configuration allows them to obtain access to advanced software products without a significant initial capital outlay. Although the broader enterprise software marketplace has been experiencing an increasing trend of SaaS arrangements in the past few years, this trend has been slower to develop within our market for new system installations and add-on sales to existing customers. However, we experienced a substantial increase in the prevalence of such arrangements within our system sales arrangements in 2015, a trend we expect to continue for the foreseeable future. Unlike our historical perpetual license arrangements under which the related revenue is recognized effectively upon installation, the SaaS arrangements result in revenue being recognized monthly as the services are provided over the term of the arrangement. As a result, the effect of this trend on the Company's financial statements is reduced system sales revenues during the period of installation in exchange for increased recurring periodic revenues (reflected in system sales and support revenues) over the term of the SaaS arrangement.

The following table sets forth certain items included in our results of operations for the three months ended March 31, 2016 and 2015, expressed as a percentage of our total revenues for these periods:

	Three Months Ended March 31,
	2016		2015
(In thousands)	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
System sales and support	$52,380	75.2%	$31,117	67.3%
Business management, consulting and managed IT services	17,263	24.8%	15,123	32.7%
Total sales revenues	69,643	100.0%	46,240	100.0%
Costs of sales:
System sales and support	23,862	34.3%	13,388	29.0%
Business management, consulting and managed IT services	9,528	13.7%	8,406	18.2%
Total costs of sales	33,390	47.9%	21,794	47.1%
Gross profit	36,253	52.1%	24,446	52.9%
Operating expenses:
Product development	7,190	10.3%	3,582	7.7%
Sales and marketing	6,730	9.7%	4,591	9.9%
General and administrative	19,202	27.6%	8,439	18.3%
Amortization of acquisition-related intangibles	2,355	3.4%	—	—%
Total operating expenses	35,477	50.9%	16,612	35.9%
Operating income	776	1.1%	7,834	16.9%
Other income (expense):
Other income (expense)	(1)	—%	83	0.2%
Interest expense	(1,468)	(2.1)%	—	—%
Total other income (expense)	(1,469)	(2.1)%	83	0.2%
Income (loss) before taxes	(693)	(1.0)%	7,917	17.1%
Provision for income taxes	970	1.4%	2,409	5.2%
Net income (loss)	$(1,663)	(2.4)%	$5,508	11.9%
Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015
Revenues. Total revenues for the three months ended March 31, 2016 increased 50.6%, or $23.4 million, compared to the three months ended March 31, 2015. This was largely attributable to $22.7 million of revenue contributions from the acquisition of HHI.
System sales and support revenues increased by 68.3%, or $21.3 million, from the first quarter of 2015. System sales and support revenues were comprised of the following for the three months ended March 31, 2016 and March 31, 2015, with increases in both system sales and support mostly attributable to $12.3 million and $10.0 million, respectively, of revenue contributions from the acquisition of HHI.

	Three Months Ended
(In thousands)	March 31, 2016	March 31, 2015
System sales(1)	$23,963	$13,378
Support(1)	28,417	17,739
	$52,380	$31,117

(1) Note these amounts differ from amounts previously reported as "System sales" and "Support and maintenance" under our prior revenue classifications as certain revenue categories (such as Saas/Cloud EHR) that were formerly included in "Support and maintenance" revenues are now classified as a component of "System sales."

The combined $22.3 million of revenue contributions from the acquisition of HHI were partially offset by a $1.1 million decrease in revenues from CPSI-legacy operations, as add-on sales to existing customers for the Company's Emergency Department and Thrive Provider EHR solutions experienced a decline due to lowered installation volumes.
Business management, consulting and managed IT services revenues increased by 14.2%, or $2.1 million, from the first quarter of 2015. Our hospital clients operate in an environment typified by rising costs and increased complexity and are increasingly seeking to alleviate themselves of the ever increasing administrative burden of operating their own business office functions, resulting in an expanded customer base for our private pay services (increasing 4.8%, or $0.2 million) and accounts receivable management services (increasing 22.5%, or $1.0 million). Additionally, the added complexity of the medical coding environment facing healthcare providers since ICD-10 became effective on October 1, 2015 has resulted in a substantial increase in demand for our medical coding services, resulting in an increase in these revenues of 131.4%, or $0.5 million, from the first quarter of 2015 to the first quarter of 2016. Lastly, the acquisition of HHI contributed $0.4 million of incremental revenues for the first quarter of 2016.
Costs of Sales. Total costs of sales increased by 53.2%, or $11.6 million, from the first quarter of 2015. As a percentage of total revenues, costs of sales increased to 47.9% from 47.1%. This increase was mostly attributable to $11.3 million of cost of sales contributions from the acquisition of HHI.
Costs of system sales and support increased by 78.2%, or $10.5 million, from the first quarter of 2015 due mostly to $11.3 million of costs of sales contributions from the acquisition of HHI, partially offset by a 4.9%, or $0.7 million, decrease in costs related to CPSI-legacy operations, mostly the result of decreased payroll and related costs due to managed attrition in the trailing twelve months. The gross margin on system sales and support decreased to 54.4% in the first quarter of 2016 from 57.0% in the first quarter of 2015, primarily due to the margin profile associated with the HHI system sales and support revenues. The gross margin on system sales and support generated by HHI operations was 50.2% in the first quarter of 2016. Comparatively, the gross margin on system sales and support generated by CPSI-legacy operations was 57.6% during the first quarter of 2016, increasing slightly from 57.0% during the first quarter of 2015. The significant difference between the system sales and support gross margins of HHI operations and CPSI-legacy operations is the byproduct of a significantly decreased support customer base for HHI compared to CPSI-legacy, resulting in a sales mix for HHI that is more heavily weighted towards the more cost-intensive system sales revenues.
Our costs associated with business management, consulting and managed IT services increased 13.3%, or $1.1 million, with the largest contributing factor being an increase in payroll and related costs of 27.1%, or $1.3 million, as a result of adding more employees during the trailing twelve months in order to support and develop our growing customer base and increase capacity in advance of anticipated future increases in demand. This has been partially offset by a decrease in temporary labor costs of 51.4%, or $0.3 million, due to intentional efforts to fulfill our incremental labor needs through direct hiring as opposed to contract or temporary labor. The gross margin on these services increased slightly to 44.8% in the first quarter of 2016 from 44.4% in the first quarter of 2015.
Product Development Costs. Product development costs increased 100.7%, or $3.6 million, from the first quarter of 2015, with nearly all of this increase related to contributions from the acquisition of HHI.
Sales and Marketing Expenses. Sales and marketing expenses increased 46.6%, or $2.1 million, from the first quarter of 2015, with the largest contributing factor being $1.7 million of contributions from the acquisition of HHI.
General and Administrative Expenses. General and administrative expenses increased 127.5%, or $10.8 million, from the first quarter of 2015, with the largest contributing factor being $7.6 million of transaction costs associated with our acquisition of HHI. We also experienced a $0.9 million increase in bad debt expense related to CPSI-legacy operations, driven primarily by severe collectability determinations regarding two customers. There were no such collectability determinations of similar magnitude during the first quarter of 2015. Legal and accounting costs increased $0.4 million due to a number of factors, including increased audit fees, patent defense costs, compensation-related consultation in response to the HHI acquisition, and annual business registration filings. The remainder of the increase in general and administrative expenses is spread across a broad range of categories, including contributions from the HHI acquisition and increased employee benefit costs due to higher overall headcount.
Amortization of Acquisition-Related Intangibles. Amortization expense associated with acquisition-related intangible assets were new to the Company during the first quarter of 2016 as a result of the HHI acquisition, resulting in $2.4 million of expenses in the first quarter of 2016.
As a percentage of total revenues, total operating expenses increased to 50.9% in the first quarter of 2016 compared to 35.9% in the first quarter of 2015.

Total Other Income (Expense). Total other income (expense) decreased from income of $0.1 million during the first quarter of 2015 to expense of $1.5 million during the first quarter of 2016, as the debt obligations assumed to facilitate the acquisition of HHI have resulted in interest expense of $1.5 million during the first quarter of 2016, with no such expense during the first quarter of 2015 as the Company had no outstanding debt obligations during the period.
As a result of the foregoing factors, income before taxes decreased by 108.8%, or $8.6 million, from the first quarter of 2015.
Income Taxes. Our effective income tax rates for the three-month periods ended March 31, 2016 and 2015 were (140.0)% and 30.4%, respectively. Despite a pre-tax loss of $0.7 million for the first quarter of 2016, we recognized income tax expense of $1.0 million due to the identification of approximately $3.5 million of facilitative transaction costs that management has concluded are not deductible for tax purposes, negatively impacting our effective income tax rate by approximately 175.1% during the first quarter of 2016.
Net Income (Loss). Net income (loss) for the three months ended March 31, 2016 decreased by 130.2%, or $7.2 million, to a net loss of $1.7 million, or $0.13 per basic and diluted share, compared with net income of $5.5 million, or $0.49 per basic and diluted share, for the three months ended March 31, 2015. Net income (loss) represented 2.4% of revenue for the three months ended March 31, 2016, compared to 11.9% of revenue for the three months ended March 31, 2015.
Results of Operations by Segment. We operate in three reportable segments: (1) Acute Care EHR, (2) Post-acute Care EHR and (3) Business Management, Consulting and Managed IT Services. The following table presents a summary of our operating segment information for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended
(In thousands)	March 31, 2016	March 31, 2015
Sales revenues:
Acute Care EHR	$45,326	$31,117
Post-acute Care EHR	7,054	—
Business Management, Consulting, and Managed IT Services	17,263	15,123
Total revenues	$69,643	$46,240

Costs of sales:
Acute Care EHR	$21,378	$13,388
Post-acute Care EHR	2,484	—
Business Management, Consulting, and Managed IT Services	9,528	8,406
Total costs of sales	$33,390	$21,794

Gross profit:
Acute Care EHR	$23,948	$17,729
Post-acute Care EHR	4,570	—
Business Management, Consulting, and Managed IT Services	7,735	6,717
Total gross profit	$36,253	$24,446
Acute Care EHR
Acute Care EHR revenues increased by 45.7%, or $14.2 million, from the first quarter of 2015, due mostly to $15.3 million of revenue contributions from the acquisition of HHI, partially offset by a $1.1 million decrease in revenues from CPSI-legacy operations, as add-on sales to existing customers for the Company's Emergency Department and Thrive Provider EHR solutions experienced a decline due to lowered installation volumes.
Acute Care EHR costs of sales increased by 59.7%, or $8.0 million, from the first quarter of 2015, due mostly to $8.6 million of costs of sales contributions from the acquisition of HHI, partially offset by a 4.9%, or $0.7 million, decrease in costs related to CPSI-legacy operations, mostly the result of decreased payroll and related costs due to managed attrition in the trailing twelve months.
The gross margin on Acute Care EHR revenues decreased from 57.0% during the first quarter of 2015 to 52.8% during the first quarter of 2016, mostly due to the differing margin profiles between CPSI-legacy operations and those generated by

HHI operations. CPSI-legacy gross margins from Acute Care EHR revenues increased slightly from 57.0% during the first quarter of 2015 to 57.6% during the first quarter of 2016, compared to gross margins from Acute Care EHR revenues generated by HHI operations of 43.4% during the first quarter of 2016. The significant difference between the Acute Care EHR gross margins of HHI operations and CPSI-legacy operations is the byproduct of a significantly decreased support customer base for HHI compared to CPSI-legacy, resulting in a sales mix that is now more heavily weighted towards the more cost-intensive system sales revenues.
Post-acute Care EHR
The Company's acquisition of HHI in January 2016 marked the Company's entrance into the Post-acute Care EHR marketplace and, as a result, there were no related revenues or costs of sales for the first quarter of 2015.
Business Management, Consulting and Managed IT Services
See the discussion above regarding revenues and costs of sales for the Company's business management, consulting and managed IT services revenue stream and costs of sales, as amounts reflected for the consolidated revenue stream and costs of sales are equal to the amounts for the reportable segment.
Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2016, our principal sources of liquidity consisted of cash and cash equivalents and investments of $12.8 million compared to $35.8 million as of December 31, 2015, and our remaining borrowing capacity under the Revolving Credit Facility (as defined below). As noted previously, in January 2016 we completed our acquisition of HHI. In conjunction with the acquisition, we entered into a syndicated credit agreement (the "Credit Agreement," described further below), with Regions Bank ("Regions") serving as administrative agent, which provided for a $125 million term loan facility (the "Term Loan Facility") and a $50 million revolving credit facility (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Credit Facilities"). The cash portion of the purchase price was funded by the $125 million Term Loan Facility and $25 million borrowed under the Revolving Credit Facility, as well as available cash on hand (net of cash of the acquired entities) of $15.8 million (inclusive of financing costs and seller's transaction expenses). As of March 31, 2016, we had $149.2 million in principal amount of indebtedness outstanding under the Credit Facilities.
We believe that our cash and cash equivalents and investments of $12.8 million as of March 31, 2016, the future operating cash flows of the newly combined entity, and our remaining borrowing capacity under the Revolving Credit Facility of $25 million as of March 31, 2016, taken together, provide adequate resources to fund ongoing cash requirements for the next twelve months. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of filing of this Form 10-Q. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.
Operating Cash Flow Activities
Net cash provided by operating activities decreased 93.9%, or $12.8 million, primarily due the combined effects of (a) the aforementioned $7.2 million decrease in net income, (b) the $4.3 million of non-cash revenue recorded by the Company during the first quarter of 2016 related primarily to the amortization of deferred revenue amounts related to the HHI acquisition for which the related cash was received prior to the period, and (c) the $0.9 million expansion of financing receivables during the period compared to a $2.2 million contraction in financing receivables during the first quarter of 2015. The waning demand for Second Generation Meaningful Use Installment Plans has resulted in sporadic customer demand for financing arrangements. This sporadic demand for financing arrangements could result in further increases in our financing receivables in future periods which, although offset by periodic collections of previously outstanding amounts, could temporarily have a negative impact on our net cash provided by operating activities.
Investing Cash Flow Activities
Net cash used in investing activities increased to $152.5 million in the first quarter of 2016 from only $0.3 million during the first quarter of 2015. We utilized cash (net of cash acquired) of $162.2 million for the acquisition of HHI during January 2016, partially offset by sales of investments in available-for-sale securities of $9.7 million. Investing cash flow activities during the first quarter of 2015 were primarily limited to $0.3 million of capital expenditures. We do not anticipate the need for significant capital expenditures during the remainder of 2016.

Financing Cash Flow Activities
During the first quarter of 2016, our financing activities provided net cash of $138.4 million, as net proceeds of $146.6 million from our new Credit Agreement were used to fund a portion of the HHI purchase price, and we declared and paid dividends in the amount of $8.6 million. Financing cash flow activities during the first quarter of 2015 were primarily limited to the payment of $7.2 million in dividends.
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
Credit Agreement
As noted above, in conjunction with our acquisition of HHI in January 2016, we entered into a Credit Agreement which provided for a $125 million Term Loan Facility and a $50 million Revolving Credit Facility. As of March 31, 2106, we had $124.2 million in principal amount outstanding under The Term Loan Facility and $25 million in principal amount outstanding under the Revolving Credit Facility.
The Term Loan Facility bears interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted LIBOR rate for the relevant interest period, (2) an alternate base rate determined by reference to the greatest of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate plus one percent per annum, or (3) a combination of (1) and (2). The applicable margin will range from 2.25% to 3.50% for LIBOR loans and 1.25% to 2.50% for base rate loans, in each case based on our consolidated leverage ratio (as defined in the Credit Agreement). Interest on the outstanding principal of the Term Loan Facility will be payable on the last day of each month, in the case of each base rate loan, and on the last day of each interest period (but no less frequently than every three months), in the case of LIBOR loans. Principal payments are due on the last day of each fiscal quarter beginning March 31, 2016, with quarterly principal payments of approximately $0.8 million in 2016, approximately $1.6 million in 2017, approximately $2.3 million in 2018, approximately $3.1 million in 2019 and approximately $3.9 million in 2020, with the remainder due at maturity on January 8, 2021 or such earlier date as the obligations under the Credit Agreement become due and payable pursuant to the terms of the Credit Agreement (the “Maturity Date”).
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
The Credit Agreement provides incremental facility capacity of $50 million, subject to certain conditions. The Credit Agreement includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. In addition, the Company is required to comply with a minimum fixed charge coverage ratio of 1.25:1.0 throughout the duration of the Credit Agreement and a maximum consolidated leverage ratio (as defined in the Credit Agreement) of 3.50:1.0 through September 30, 2016, 3.00:1.0 from October 1, 2016 through September 30, 2017, and 2.50:1.0 thereafter. The Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default. We believe that we were in compliance with the covenants contained in the Credit Agreement as of March 31, 2016.
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
Backlog
Backlog consists of revenues we reasonably expect to recognize over the next 12 months under existing contracts, excluding amounts to be recognized in subsequent periods related to First Generation Meaningful Use Installment Plans. The revenues to be recognized may relate to a combination of one-time fees for system sales and recurring fees for support and maintenance, business management, consulting and managed IT services. As of March 31, 2016, we had a twelve-month backlog of approximately $16.4 million in connection with non-recurring system purchases and approximately $208.6 million in connection with recurring payments under support and maintenance, Cloud EHR contracts, business management, consulting and managed IT services. As of March 31, 2015, we had a twelve-month backlog of approximately $37.8 million in connection with non-recurring system purchases and approximately $126.9 million in connection with recurring payments under support and maintenance, business management, consulting and managed IT services.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements, as defined by Item 303(a)(4) of SEC Regulation S-K, as of March 31, 2016.
The Company has other lease rights and obligations that it accounts for as operating leases that may be reclassified as balance sheet arrangements under accounting pronouncements recently finalized by the FASB.
Contractual Obligations

The Company has updated the contractual obligations table under the caption “Contractual Obligations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as of March 31, 2016 to reflect (i) material changes in our real estate lease obligations due to the Company’s acquisition of HHI and its wholly-owned subsidiaries on January 8, 2016 and (ii) the Company’s debt obligations under the Credit Facilities entered into on January 8, 2016 in connection with the Company’s acquisition of HHI and its wholly-owned subsidiaries, and related interest payments for the remainder of 2016 and beyond as follows:

	Payment due by period
(In thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$7,389	$1,909	$3,249	$1,190	$1,041
Debt obligations	149,219	3,906	17,188	128,125	—
Interest on debt obligations	24,203	5,655	10,592	7,956	—
	$180,811	$11,470	$31,029	$137,271	$1,041

Interest on debt obligations for floating rate instruments, as calculated above, assumes rates in effect at March 31, 2016 remain constant.

As of March 31, 2016, there have been no other material changes to the Company’s summary of expected payments for significant contractual obligations in the contractual obligations table.

Critical Accounting Policies and Estimates
Our Management Discussion and Analysis is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make subjective or complex judgments that may affect the reported financial condition and results of operations. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the reported values of assets, liabilities, revenues, expenses and other financial amounts that are not readily apparent from other sources. Actual results may differ from these estimates and these estimates may differ under different assumptions or conditions. We continually evaluate the information used to make these estimates as our business and the economic environment changes.
In our Annual Report on Form 10-K for the year ended December 31, 2015, we identified our critical accounting polices related to revenue recognition, allowance for doubtful accounts, allowance for credit losses and estimates. The acquisition of HHI on January 8, 2016 has resulted in the identification of purchased intangible assets and goodwill as additional critical accounting policies and estimates:
Business combinations, including purchased intangible assets, are accounted for at fair value. Acquisition costs are expensed as incurred and recorded in general and administrative expenses. Measurement period adjustments relate to adjustments to the fair value of assets acquired and liabilities assumed based on information that we should have known at the time of acquisition. All changes to purchase accounting that do not qualify as measurement period adjustments are included in current period earnings.
The fair value amount assigned to an intangible asset is based on an exit price from a market participant’s viewpoint, and utilizes data such as discounted cash flow analysis and replacement cost models. We review acquired intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.
Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the identifiable net tangible and intangible assets acquired. Goodwill is not amortized but is evaluated for impairment annually or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered to be impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.
Critical estimates in valuing certain intangible assets and the fair value of the reporting unit during goodwill impairment tests include, but are not limited to, identifying reporting units, historical and projected customer retention rates, anticipated growth in revenue from the acquired customers, expected future cash outflows, the allocation of those cash flows to identifiable intangible assets, estimated useful lives of these intangible assets, and a probability-weighted income approach based on scenarios in estimating achievement of operating results.
Significant judgments in testing goodwill for impairment also include assigning assets and liabilities to the reporting unit and determining the fair value of each reporting unit based on management’s best estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques.
Management’s best estimates and assumptions are employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period.
Future business and economic conditions, as well as differences actually related to any of the assumptions, could materially impact the financial statements through impairment of goodwill or intangible assets, and acceleration of the amortization period of the purchased intangible assets, which are finite-lived assets.
Aside from those items discussed above, there have been no significant changes to the Company's critical accounting policies during the three months ended March 31, 2016.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk relates primarily to the potential change in the British Bankers Association London Interbank Offered Rate ("LIBOR"). We had $149.2 million of outstanding borrowings under our Credit Facilities with Regions Bank at March 31, 2016. The Term Loan Facility and Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin plus (1) the Adjusted LIBOR rate for the relevant interest period, (2) an alternate base rate determined by reference to the greatest of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate plus one percent per annum, or (3) a combination of (1) and (2). Accordingly, we are exposed to fluctuations in interest rates on borrowings under the Credit Facilities. A one hundred basis point change in interest rate on our borrowings outstanding as of March 31, 2016 would result in a change in interest expense of approximately $1.5 million annually.
We are also exposed to risks of potential change in the value of our investment portfolio as a result of fluctuations in interest rates. The primary purpose of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk of loss. As of March 31, 2016, our investment portfolio consisted of a variety of financial instruments. It is our intent to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We do not hold financial instruments for trading or other speculative purposes. The securities in our investment portfolio are classified as available-for-sale and, consequently, are recorded on our balance sheet at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in stockholders’ equity.
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
The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of March 31, 2016:

(In thousands)	Aggregate Fair Value	Weighted Average Interest Rate
Cash and Cash Equivalents:
Cash and cash equivalents	$11,694	—%
Short-Term Investments: (1)
Accrued income	$9	—%
Money market funds	421	0.35%
Total short-term investments	$430
Long-Term Investments: (2)
Corporate debt securities	$714	3.18%
Total long-term investments	$714

(1)	Reflects instruments with a contractual maturity of less than one year.

(2)	Reflects instruments with a contractual maturity of one year or more.

Item 4.	Controls and Procedures.
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
Changes in Internal Control over Financial Reporting
On January 8, 2016, we acquired Healthland Holding Inc. ("HHI"), as further described in Note 2 of the notes to the condensed consolidated financial statements. We continue to integrate policies, processes, people, technology and operations for our combined operations, and we will continue to evaluate the impact of any related changes to internal control over financial reporting during the fiscal year. Except for any changes in internal controls related to the integration of the HHI businesses into CPSI, such as the addition of internal controls related to debt, intangible assets, goodwill and consolidation, there were no other changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management has excluded HHI from its assessment of internal control over financial reporting as of March 31, 2016. HHI's internal controls over financial reporting will be assessed throughout the remainder of the year as part of our assessment of internal controls over financial reporting and reported on for the year ending December 31, 2016.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
From time to time, we are involved in routine litigation that arises in the ordinary course of business. We are not currently involved in any claims outside the ordinary course of business that are material to our financial condition or results of operations.

Item 1A.	Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Except for the issuance of 1,973,880 shares of our common stock in connection with our acquisition of HHI, as more fully described in our Current Report on Form 8-K filed with the SEC on January 8, 2016, there were no unregistered sales of our securities during the period covered by this report.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

2.1
Amendment to Agreement and Plan of Merger and Reorganization, dated as of January 8, 2016, by and among Computer Programs and Systems, Inc., Healthland Holding, Inc. and AHR Holdings, LLC (filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8‑K dated January 8, 2016 and incorporated herein by reference).

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3 to CPSI’s Current Report on Form 8-K dated October 28, 2013 and incorporated herein by reference)

10.1
Credit Agreement, dated as of January 8, 2016, by and among Computer Programs and Systems, Inc., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K dated January 8, 2016 and incorporated herein by reference).

10.2
Pledge and Security Agreement, dated as of January 8, 2016, by and among the parties identified as Obligors therein and Regions Bank, as collateral agent (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K dated January 8, 2016 and incorporated herein by reference).

10.3
Investor Agreement, dated as of January 8, 2016, by and among Computer Programs and Systems, Inc., Francisco Partners II, L.P., Francisco Partners Parallel Fund II, L.P., and AHR Holdings, LLC (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8‑K dated January 8, 2016 and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Form 10-Q for the period ended March 31, 2016

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Date: May 16, 2016	By:	/s/ J. Boyd Douglas
J. Boyd Douglas
President and Chief Executive Officer

Date: May 16, 2016	By:	/S/ Matt J. Chambless
Matt J. Chambless
Chief Financial Officer

Exhibit Index

No.	Exhibit

2.1
Amendment to Agreement and Plan of Merger and Reorganization, dated as of January 8, 2016, by and among Computer Programs and Systems, Inc., Healthland Holding, Inc. and AHR Holdings, LLC (filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8‑K dated January 8, 2016 and incorporated herein by reference).

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3 to CPSI’s Current Report on Form 8-K dated October 28, 2013 and incorporated herein by reference)

10.1
Credit Agreement, dated as of January 8, 2016, by and among Computer Programs and Systems, Inc., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K dated January 8, 2016 and incorporated herein by reference).

10.2
Pledge and Security Agreement, dated as of January 8, 2016, by and among the parties identified as Obligors therein and Regions Bank, as collateral agent (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K dated January 8, 2016 and incorporated herein by reference).

10.3
Investor Agreement, dated as of January 8, 2016, by and among Computer Programs and Systems, Inc., Francisco Partners II, L.P., Francisco Partners Parallel Fund II, L.P., and AHR Holdings, LLC (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8‑K dated January 8, 2016 and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Form 10-Q for the period ended March 31, 2016