Form 10-Q
period 2016-06-30
COMPUTER PROGRAMS & SYSTEMS INC
filed 2016-08-09
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 8, 2016, there were 13,533,097 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.
Quarterly Report on Form 10-Q
(For the three and six months ended June 30, 2016)

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$3,824	$24,951
Investments	—	10,824
Accounts receivable, net of allowance for doubtful accounts of $1,944 and $1,216, respectively	30,620	22,594
Financing receivables, current portion, net	10,741	10,576
Inventories	1,721	1,495
Deferred tax assets	—	2,335
Prepaid income taxes	—	427
Prepaid expenses and other	4,342	1,355
Total current assets	51,248	74,557
Property and equipment, net	13,911	14,351
Financing receivables, net of current portion	4,038	1,569
Intangible assets, net	112,321	—
Goodwill	166,109	—
Deferred tax assets	279	2,311
Total assets	$347,906	$92,788
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,169	$4,591
Current portion of long-term debt	4,002	—
Deferred revenue	11,446	3,821
Accrued vacation	5,063	3,412
Income taxes payable	196	—
Other accrued liabilities	9,394	5,598
Total current liabilities	38,270	17,422
Long-term debt, less current portion	151,337	—
Total liabilities	189,607	17,422
Stockholders’ equity:
Common stock, $0.001 par value; 30,000 shares authorized; 13,533 and 11,303 shares issued and outstanding	13	11
Additional paid-in capital	143,991	44,187
Accumulated other comprehensive loss	—	(38)
Retained earnings	14,295	31,206
Total stockholders’ equity	158,299	75,366
Total liabilities and stockholders’ equity	$347,906	$92,788
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Sales revenues:
System sales and support	$50,561	$30,810	$102,941	$61,927
Business management, consulting and managed IT services	17,854	16,276	35,117	31,399
Total sales revenues	68,415	47,086	138,058	93,326
Costs of sales:
System sales and support	23,367	13,913	47,229	27,301
Business management, consulting and managed IT services	9,913	8,458	19,440	16,864
Total costs of sales	33,280	22,371	66,669	44,165
Gross profit	35,135	24,715	71,389	49,161
Operating expenses:
Product development	8,179	3,570	15,369	7,152
Sales and marketing	6,717	4,740	13,447	9,331
General and administrative	12,352	8,019	31,555	16,458
Amortization of acquisition-related intangibles	2,624	—	4,979	—
Total operating expenses	29,872	16,329	65,350	32,941
Operating income	5,263	8,386	6,039	16,220
Other income (expense):
Other income	69	115	68	198
Interest expense	(1,642)	—	(3,110)	—
Total other income (expense)	(1,573)	115	(3,042)	198
Income before taxes	3,690	8,501	2,997	16,418
Provision for income taxes	1,694	2,598	2,664	5,007
Net income	$1,996	$5,903	$333	$11,411
Net income per common share—basic	$0.15	$0.52	$0.03	$1.01
Net income per common share—diluted	$0.15	$0.52	$0.03	$1.01
Weighted average shares outstanding used in per common share computations:
Basic	13,317	11,079	13,171	11,066
Diluted	13,365	11,079	13,227	11,066
Dividends declared per common share	$0.64	$0.64	$1.28	$1.28
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$1,996	$5,903	$333	$11,411
Other comprehensive income, net of tax
Change in unrealized income with realized income on the Statement of Operations	6	(61)	38	26
Total other comprehensive income (loss), net of tax	6	(61)	38	26
Comprehensive income	$2,002	$5,842	$371	$11,437

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity

	Shares	Amount
Balance at December 31, 2015	11,303	$11	$44,187	$(38)	$31,206	$75,366
Net income	—	—	—	—	333	333
Change in unrealized income with realized income on the Statement of Operations	—	—	—	38	—	38
Common stock issued as consideration for acquisition of HHI	1,974	2	89,801	—	—	89,803
Fair value of options issued as consideration for acquisition of HHI	—	—	5,748	—	—	5,748
Common stock issued upon exercise of stock options	169	—	1,134	—	—	1,134
Issuance of restricted stock	87	—	—	—	—	—
Stock-based compensation	—	—	2,877	—	—	2,877
Dividends	—	—	—	—	(17,244)	(17,244)
Excess tax benefit from share-based compensation	—	—	244	—	—	244
Balance at June 30, 2016	13,533	$13	$143,991	$—	$14,295	$158,299
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating Activities:
Net income	$333	$11,411
Adjustments to net income:
Provision for bad debt	451	(339)
Deferred taxes	1,748	(494)
Stock-based compensation	2,877	2,615
Excess tax benefit from stock-based compensation	(244)	(8)
Depreciation	1,740	1,827
Amortization of acquisition-related intangibles	4,979	—
Amortization of deferred finance costs	330	—
Changes in operating assets and liabilities (net of acquired assets and liabilities):
Accounts receivable	(2,564)	1,328
Financing receivables	(574)	4,152
Inventories	(10)	79
Prepaid expenses and other	242	(1,079)
Accounts payable	(4,260)	877
Deferred revenue	(8,573)	(1,203)
Other liabilities	(5,825)	(350)
Prepaid income taxes/income taxes payable	868	(1,401)
Net cash provided by (used in) operating activities	(8,482)	17,415
Investing Activities:
Purchases of property and equipment	(39)	(447)
Purchases of investments	—	(43)
Purchase of business, net of cash received	(162,611)	—
Sale of investments	10,861	—
Net cash used in investing activities	(151,789)	(490)
Financing Activities:
Dividends paid	(17,244)	(14,476)
Proceeds from long-term debt	156,572	—
Payments of long-term debt principal	(1,562)	—
Proceeds from exercise of stock options	1,134	—
Excess tax benefit from stock-based compensation	244	8
Net cash provided by (used in) financing activities	139,144	(14,468)
(Decrease) increase in cash and cash equivalents	(21,127)	2,457
Cash and cash equivalents at beginning of period	24,951	23,792
Cash and cash equivalents at end of period	$3,824	$26,249
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,780	$—
Cash paid for income taxes, net of refund	$—	$6,927
Supplemental disclosure of non-cash information:
Fair value of common stock and options issued as consideration for acquisition of HHI	$95,551	$—
Write-off of fully depreciated assets	$2,769	$—
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

Amounts presented for the three and six months ended June 30, 2015 have been reclassified to conform to the current presentation. The following table provides the amounts reclassified for the three months ended June 30, 2015:

(In thousands)	As previously reported	Reclassifications	As reclassified
Sales revenues:
System sales	$12,268	$(12,268)	$—
Support and maintenance	18,542	(18,542)	—
System sales and support	—	30,810	30,810
Costs of sales:
System sales	10,641	(10,641)	—
Support and maintenance	6,842	(6,842)	—
System sales and support	—	13,913	13,913
Business management, consulting and managed IT services	9,927	(1,469)	8,458
Operating expenses:
Product development	—	3,570	3,570
Sales and marketing	3,271	1,469	4,740
The following table provides the amounts reclassified for the six months ended June 30, 2015:

(In thousands)	As previously reported	Reclassifications	As reclassified
Sales revenues:
System sales	$24,853	$(24,853)	$—
Support and maintenance	37,074	(37,074)	—
System sales and support	—	61,927	61,927
Costs of sales:
System sales	20,451	(20,451)	—
Support and maintenance	14,002	(14,002)	—
System sales and support	—	27,301	27,301
Business management, consulting and managed IT services	19,891	(3,027)	16,864
Operating expenses:
Product development	—	7,152	7,152
Sales and marketing	6,304	3,027	9,331

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
Consideration for the acquisition included cash (net of cash of the acquired entities) of $162.6 million (inclusive of seller's transaction expenses), 1,973,880 shares of common stock of CPSI ("CPSI Common Stock"), and the assumption by CPSI of stock options that became exercisable for 174,972 shares of CPSI Common Stock. During 2015, we incurred approximately $3.0 million of pre-tax costs in connection with the acquisition of HHI. During the three and six months ended June 30, 2016, we incurred approximately $0.5 million and $8.0 million, respectively, of pre-tax acquisition costs in connection with the acquisition of HHI. Acquisition costs are included in general and administrative expenses in our condensed consolidated statements of operations.
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
The preliminary allocation of the purchase price paid for HHI is as follows:

(In thousands)	Purchase Price Allocation
Acquired cash	$5,371
Accounts receivable	5,789
Financing receivables	2,184
Inventories	216
Prepaid expenses	3,228
Property and equipment	1,263
Intangible assets	117,300
Goodwill	166,109
Accounts payable and accrued liabilities	(17,490)
Deferred taxes, net	(2,618)
Contingent consideration	(1,620)
Deferred revenue	(16,199)
Net assets acquired	$263,533
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
Our condensed consolidated statement of operations for the three and six months ended June 30, 2016 includes revenues of approximately $22.5 million and $45.2 million, respectively, and pre-tax income of approximately $2.4 million and $7.8 million, respectively, attributed to the acquired business since the January 8, 2016 acquisition date.
The following unaudited pro forma revenue, net income (loss) and earnings per share amounts for the three and six months ended June 30, 2016 and 2015 give effect to the HHI acquisition as if it had been completed on January 1, 2015. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of what the operating results actually would have been during the periods presented had the HHI acquisition been completed during the periods presented. In addition, the unaudited pro forma financial information does not purport to project future operating results. The pro forma information does not fully reflect: (1) any anticipated synergies (or costs to achieve synergies) or (2) the impact of non-recurring items directly related to the HHI acquisition.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2016	2015	2016	2015
Pro forma revenues	$66,647	$74,476	$138,489	$145,818
Pro forma net income (loss)	$941	$1,678	$2,637	$(340)
Pro forma diluted earnings (loss) per share	$0.07	$0.13	$0.20	$(0.03)
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
The Company incurred $0.4 million and $5.1 million, respectively, in acquisition-related costs, which are included in general and administrative expense in the Company’s statement of operations for the three and six months ended June 30, 2016 that are reflected in pro forma net income (loss) for the three and six months ended June 30, 2016. Severance costs of $2.5 million were not included in the acquisition costs for the purpose of calculating the pro forma results.
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

4.     PROPERTY AND EQUIPMENT
Property and equipment were comprised of the following at June 30, 2016 and December 31, 2015:

(In thousands)	June 30, 2016	December 31, 2015
Land	$2,848	$2,848
Buildings and improvements	9,432	9,432
Maintenance equipment	802	1,231
Computer equipment	4,241	4,798
Leasehold improvements	5,007	4,753
Office furniture and fixtures	3,592	4,336
Automobiles	335	335
	26,257	27,733
Less: accumulated depreciation	(12,346)	(13,382)
Property and equipment, net	$13,911	$14,351
5.     OTHER ACCRUED LIABILITIES
Other accrued liabilities were comprised of the following at June 30, 2016 and December 31, 2015:

(In thousands)	June 30, 2016	December 31, 2015
Salaries and benefits	$4,601	$2,292
Severance	1,065	1,569
Commissions	1,171	435
Self-insurance reserves	875	883
Contingent consideration	1,120	—
Other	562	419
	$9,394	$5,598
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

The Company did not have investments at June 30, 2016. Investments were comprised of the following at December 31, 2015:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments (money market funds and accrued income)	$1,269	$—	$—	$1,269
Obligations of U.S. Treasury, U.S. government corporations and agencies	1,562	1	(6)	1,557
Mortgage-backed securities	54	1	—	55
Certificates of deposit	2,000	—	(7)	1,993
Corporate debt securities	6,000	—	(50)	5,950
	$10,885	$2	$(63)	$10,824
The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities were in a continuous loss position at December 31, 2015.

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
7.     NET INCOME PER SHARE
The Company presents basic and diluted earnings per share ("EPS") data for its common stock. Basic EPS is calculated by dividing the net income attributable to stockholders of the Company by the weighted average number of shares of CPSI Common Stock outstanding during the period. Diluted EPS is determined by adjusting the net income attributable to stockholders of the Company and the weighted average number of shares of CPSI Common Stock outstanding during the period for the effects of all dilutive potential common shares, including awards under stock-based compensation arrangements.
The Company's unvested restricted stock awards (see Note 9) are considered participating securities under FASB Codification topic, Earnings Per Share, because they entitle holders to non-forfeitable rights to dividends until the awards vest or are forfeited. When a company has a security that qualifies as a "participating security," the Codification requires the use of the two-class method when computing basic EPS. The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In determining the amount of net income to allocate to common stockholders, income is allocated to both common stock and participating securities based on their respective weighted average shares outstanding for the period, with net income attributable to common stockholders ultimately equaling net income less net income attributable to participating securities. Diluted EPS for CPSI Common Stock is computed using the more dilutive of the two-class method or the treasury stock method.

The following is a calculation of the basic and diluted EPS for CPSI Common Stock, including a reconciliation between net income and net income attributable to common stockholders:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net income	$1,996	$5,903	$333	$11,411
Less: Net (income) loss attributable to participating securities	(32)	(120)	15	(254)
Net income attributable to common stockholders	$1,964	$5,783	$348	$11,157

Weighted average shares outstanding used in basic per common share computations	13,317	11,079	13,171	11,066
Add: Dilutive potential common shares	48	—	56	—
Weighted average shares outstanding used in diluted per common share computations	13,365	11,079	13,227	11,066

Basic EPS	$0.15	$0.52	$0.03	$1.01
Diluted EPS	$0.15	$0.52	$0.03	$1.01
During 2016, performance share awards were granted to certain executive officers and key employees of the Company that will result in the issuance of time-vesting restricted stock if the predefined performance criteria are met. The awards provide for an aggregate target of 77,594 shares, none of which have been included in the calculation of diluted EPS for the three and six months ended June 30, 2016 because the related threshold award performance level has not been achieved as of June 30, 2016. See Note 9.
8.     INCOME TAXES
The Company determines the tax provision for interim periods using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.
Our effective tax rate for the three and six months ended June 30, 2016 increased to 45.9% and 88.9% respectively, from 30.6% and 30.5% for the three and six months ended June 30, 2015, primarily due to permanent non-deductible acquisition transaction costs of $3.9 million and state income taxes.
9.     STOCK-BASED COMPENSATION
Stock-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee’s or non-employee director’s requisite service period.
The following table shows total stock-based compensation expense for the three and six months ended June 30, 2016 and 2015, included in the condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Costs of sales	$374	$356	$773	$953
Operating expenses	1,120	822	2,104	1,662
Pre-tax stock-based compensation expense	1,494	1,178	2,877	2,615
Less: income tax effect	(583)	(459)	(1,122)	(1,020)
Net stock-based compensation expense	$911	$719	$1,755	$1,595
The Company's stock-based compensation awards are in the form of restricted stock and performance share awards made pursuant to the Company's 2005 Restricted Stock Plan, 2012 Restricted Stock Plan for Non-Employee Directors, and 2014 Incentive Plan (the "Plans"). As of June 30, 2016, there was $10.0 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans expected to be recognized over the next three years.
Restricted Stock
The Company grants restricted stock to executive officers, certain key employees and non-employee directors under the Plans with the fair value of the awards representing the fair value of CPSI Common Stock on the date the restricted stock is granted. Shares of restricted stock generally vest in equal annual installments over the applicable vesting period, which ranges from one to five years. The Company records expenses for these grants on a straight-line basis over the applicable vesting periods. Shares of restricted stock may also be issued pursuant to the settlement of performance share awards, for which the Company records expenses in the manner described in the "Performance Share Awards" section below.
A summary of restricted stock activity (including shares of restricted stock issued pursuant to the settlement of performance share awards) under the Plans during the six months ended June 30, 2016 and 2015 is as follows:

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Shares	Weighted-Average Grant Date Fair Value Per Share	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested restricted stock outstanding at beginning of period	191,397	$57.12	160,216	$59.14
Granted	86,984	52.21	60,850	51.85
Performance share awards settled through the issuance of restricted stock	—	—	45,844	60.28
Vested	(72,393)	57.75	(41,525)	60.71
Forfeited	—	—	(12,885)	58.06
Nonvested restricted stock outstanding at end of period	205,988	$54.82	212,500	$57.09
Performance Share Awards
In 2014, the Company began to grant performance share awards to executive officers and certain key employees under the 2014 Incentive Plan. The number of shares of CPSI Common Stock earned and issuable under the award is determined at the end of each performance period, based on the Company's achievement of performance goals predetermined by the Compensation Committee of the Board of Directors at the time of grant. If certain levels of the performance objective are met, the award results in the issuance of shares of restricted stock corresponding to such level, which shares are then subject to time-based vesting pursuant to which the shares of restricted stock vest in equal annual installments over the applicable vesting period, which is three years for restricted stock issued pursuant to performance share awards.
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
The recipients of performance share awards do not receive dividends or possess voting rights during the performance period and, accordingly, the fair value of the performance share awards is the quoted market value of CPSI Common Stock on the grant date less the present value of the expected dividends not received during the relevant period. Expense is recognized using the accelerated attribution (graded vesting) method over the period beginning on the date the Company determines that it is probable that the performance criteria will be achieved and ending on the last day of the vesting period for the restricted stock issued in satisfaction of such awards. In the event the Company determines it is no longer probable that the minimum performance level will be achieved, all previously recognized compensation expense related to the applicable awards is reversed in the period such a determination is made.

A summary of performance share award activity under the 2014 Incentive Plan during the six months ended June 30, 2016 and 2015 is as follows, based on the target award amounts set forth in the performance share award agreements:

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Performance share awards outstanding at beginning of period	49,471	$49.29	46,541	$60.28
Granted	77,594	49.64	52,364	49.29
Forfeited or unearned	(49,471)	49.29	(3,590)	51.42
Performance share awards settled through the issuance of restricted stock	—	—	(45,844)	60.28
Performance share awards outstanding at end of period	77,594	$49.64	49,471	$49.29
10.     FINANCING RECEIVABLES
Short-Term Payment Plans
The Company has sold information and patient care systems to certain healthcare providers under Second Generation Meaningful Use Installment Plans (see below) with maximum contractual terms of three years and expected terms of less than one year and other arrangements requiring fixed monthly payments over terms ranging from three to 12 months ("Fixed Periodic Payment Plans"). These receivables, collectively referred to as short-term payment plans and included in the current portion of financing receivables, were comprised of the following at June 30, 2016 and December 31, 2015:

(In thousands)	June 30, 2016	December 31, 2015
Second Generation Meaningful Use Installment Plans, gross	$6,434	$9,372
Fixed Periodic Payment Plans, gross	2,822	454
Short-term payment plans, gross	$9,256	$9,826

Less: allowance for losses	(448)	(491)
Less: unearned income	—	—
Short-term payment plans, net	$8,808	$9,335
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
The components of these lease receivables were as follows at June 30, 2016 and December 31, 2015:

(In thousands)	June 30, 2016	December 31, 2015
Sales-type leases, gross	$7,290	$3,239
Less: allowance for losses	(329)	(163)
Less: unearned income	(990)	(266)
Sales-type leases, net	$5,971	$2,810

Future minimum lease payments to be received subsequent to June 30, 2016 are as follows:

(In thousands)
Years Ended December 31,
2016	$1,210
2017	2,223
2018	1,287
2019	926
2020	704
Thereafter	940

Total minimum lease payments to be received	7,290
Less: allowance for losses	(329)
Less: unearned income	(990)

Lease receivables, net	$5,971

Credit Quality of Financing Receivables and Allowance for Credit Losses
The following table is a roll-forward of the allowance for financing credit losses for the six months ended June 30, 2016 and year ended December 31, 2015:

(In thousands)	Balance at Beginning of Period	Provision	Charge-offs	Recoveries	Balance at End of Period
June 30, 2016	$654	$123	$—	$—	$777
December 31, 2015	$1,001	$236	$(583)	$—	$654
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
Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. To facilitate customer collection and credit monitoring efforts, financing receivable amounts are invoiced and reclassified to trade accounts receivable when they become due, with all invoiced amounts placed on nonaccrual status. As a result, all past due amounts related to the Company’s financing receivables are included in trade accounts receivable in the accompanying condensed consolidated balance sheets. The following is an analysis of the age of financing receivables amounts (excluding short-term payment plans) that have been reclassified to trade accounts receivable and were past due as of June 30, 2016 and December 31, 2015:

(In thousands)	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due
June 30, 2016	$149	$30	$57	$236
December 31, 2015	$251	$66	$29	$346
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

(In thousands)	June 30, 2016	December 31, 2015
Customer balances with amounts reclassified to trade accounts receivable that are:
1 to 90 Days Past Due	$3,827	$515
91 to 180 Days Past Due	228	230
181 + Days Past Due	—	—
Total customer balances with past due amounts reclassified to trade accounts receivable	$4,055	$745
Total customer balances with no past due amounts reclassified to trade accounts receivable	2,245	2,228
Total financing receivables with contractual maturities of one year or less	9,256	9,826
Less: allowance for losses	(777)	(654)
Total financing receivables	$14,779	$12,145
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

11.     INTANGIBLE ASSETS AND GOODWILL
Our purchased definite-lived intangible assets as of June 30, 2016 are summarized as follows:

(In thousands)	Customer Relationships	Trademark	Developed Technology	Total
Gross carrying amount	$82,300	$10,900	$24,100	$117,300
Accumulated amortization	(3,129)	(407)	(1,443)	(4,979)
Net intangible assets	$79,171	$10,493	$22,657	$112,321
Weighted average remaining years of useful life	12	15	8	12
The following table represents the remaining amortization of definite-lived intangible assets as of June 30, 2016:

(In thousands)
For the year ended December 31,
2016	$5,203
2017	10,406
2018	10,406
2019	10,112
2020	10,105
Due thereafter	66,089
Total	$112,321
The following table sets forth the change in the carrying amount of goodwill by segment for the six months ended June 30, 2016:

(In thousands)	Acute Care EHR	Post-acute Care EHR	Business Management, Consulting and Managed IT Services	Total
Balance as of December 31, 2015	$—	$—	$—	$—
Goodwill acquired	98,835	55,813	11,461	166,109
Balance as of June 30, 2016	$98,835	$55,813	$11,461	$166,109
As of June 30, 2016, there was no impairment to goodwill.

12.     LONG-TERM DEBT
Long-term debt was comprised of the following at June 30, 2016 and December 31, 2015:

(In thousands)	June 30, 2016	December 31, 2015
Term loan facility	$123,437	$—
Revolving credit facility	35,000	—
Debt obligations	158,437	—
Less: debt issuance costs	(3,098)	—
Debt obligation, net	155,339	—
Less: current portion	(4,002)	—
Long-term debt	$151,337	$—
As of June 30, 2016, the carrying value of debt approximates the fair value.
Credit Agreement
In conjunction with our acquisition of HHI on January 8, 2016, we entered into a syndicated credit agreement on the same date (the "Credit Agreement"), with Regions Bank ("Regions") serving as administrative agent, which provided for a $125,000,000 term loan facility (the "Term Loan Facility") and a $50,000,000 revolving credit facility ("Revolving Credit Facility"). The cash portion of the purchase price for HHI was partially funded by the $125,000,000 Term Loan Facility and $25,000,000 borrowed under the Revolving Credit Facility.
The Term Loan Facility bears interest at a rate per annum equal to an applicable margin plus (1) the Adjusted LIBOR rate for the relevant interest period, (2) an alternate base rate determined by reference to the greatest of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one-month LIBOR rate plus one percent per annum, or (3) a combination of (1) and (2). Interest on the outstanding principal of the Term Loan Facility is payable on the last day of each month, in the case of each base rate loan, and on the last day of each interest period (but no less frequently than every three months), in the case of LIBOR loans. Principal payments are due on the last day of each fiscal quarter beginning March 31, 2016, with the remainder due at maturity on January 8, 2021 (the "Maturity Date"). Anticipated annual future maturities of the Term Loan Facility and Revolving Credit Facility are as follows as of June 30, 2016:

(In thousands)
2016	$1,562
2017	6,250
2018	9,375
2019	12,500
2020	15,625
Thereafter	113,125
$158,437
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
The Credit Agreement requires the Company to mandatorily prepay the Term Loan Facility and amounts borrowed under the Revolving Credit Facility with (i) 100% of net cash proceeds from certain sales and dispositions, subject to certain reinvestment rights, (ii) 100% of net cash proceeds from certain issuances or incurrences of additional debt, (iii) 50% of net cash proceeds from certain issuances or sales of equity securities, subject to a step down to 0% if the Company’s consolidated leverage ratio is no greater than 2.50:1.0, and (iv) beginning with the fiscal year ending December 31, 2016, 50% of excess cash flow (minus certain specified other payments), subject to a step down to 0% of excess cash flow if the Company’s consolidated leverage ratio is no greater than 2.50:1.0. The Company is permitted to voluntarily prepay the Term Loan Facility and amounts borrowed under the Revolving Credit Facility at any time without penalty, subject to customary “breakage” costs with respect to prepayments of LIBOR rate loans made on a day other than the last day of any applicable interest period. As of June 30, 2016, we believe that we were in compliance with all debt covenants contained in the Credit Agreement.
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

The Company did not have available-for-sale securities at June 30, 2016. The accrued contingent consideration depicted below represents the potential earnout incentive for former Rycan shareholders, relating to the purchase of Rycan by HHI in 2015. We have estimated the fair value of the contingent consideration based on the amount of revenue we expect to be earned by Rycan through the year ending December 31, 2018.

		Fair Value at June 30, 2016 Using
	Carrying Amount at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	6/30/2016	(Level 1)	(Level 2)	(Level 3)
Description
Contingent consideration	$1,120	$—	$—	$1,120
Total	$1,120	$—	$—	$1,120
The fair values of the Company’s available-for-sale securities are based on matrix pricing for the period ended December 31, 2015, which uses observable market-based inputs (such as benchmark yields) in addition to quoted prices in active markets to derive fair values. As a result, these inputs are classified as Level 2 within the fair value hierarchy. We generally apply fair value techniques on a non-recurring basis associated with (1) valuing potential impairment loss related to financing receivables accounted for pursuant to Codification topic, Leases, and (2) valuing potential impairment loss related to long-lived assets accounted for pursuant to Codification topic, Property, Plant and Equipment, when events or circumstances indicate a possible impairment.
The Company did not have available-for-sale securities at June 30, 2016. The following table summarizes the carrying amounts and fair values of certain assets at December 31, 2015:

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

15.     SEGMENT REPORTING
In connection with our acquisition of HHI, we re-evaluated our methodology for allocating revenues and cost of sales and chose to allocate these items to three operating segments which better align with the reporting structure utilized by our chief operating decision makers ("CODM") in the management of resource allocation and performance assessment. Our Chief Executive Officer and Chief Growth Officer are the Company's CODM. Effective for our first quarter of 2016, we revised our reportable segments. Prior to this change, we used one reportable segment.
We now utilize three operating segments, "Acute Care EHR", "Post-acute Care EHR" and "TruBridge, Rycan, and Other Outsourcing", based on our three distinct business units with unique market dynamics and opportunities. Revenues and cost of sales are primarily derived from the provision of services and sales of our proprietary software, and our CODM assess the performance of these three segments at the gross profit level. Operating expenses and items such as interest, income tax, capital expenditures and total assets are managed at a consolidated level and thus are not included in our operating segment disclosures. Accounting policies for each of the reportable segments are the same as those used on a consolidated basis.
The three operating segments disclosed above differ from those presented in our Form 10-Q for the period ended March 31, 2016.  Revenues and cost of sales for Rycan are now included in the “TruBridge, Rycan, and Other Outsourcing” operating segment (formerly included in the “Acute Care EHR” segment), which replaces the previously captioned “Business Management, Consulting and Managed IT Services” operating segment.
The following table presents a summary of the revenues and gross profits of our three operating segments for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Revenues:
Acute Care EHR	$41,125	$30,810	$84,250	$61,927
Post-acute Care EHR	7,579	—	15,098	—
TruBridge, Rycan, and Other Outsourcing	19,711	16,276	38,710	31,399
Total revenues	$68,415	$47,086	$138,058	$93,326

Cost of sales:
Acute Care EHR	$19,744	$13,913	39,800	27,301
Post-acute Care EHR	2,919	—	5,661	—
TruBridge, Rycan, and Other Outsourcing	10,617	8,458	21,208	16,864
Total cost of sales	$33,280	$22,371	$66,669	$44,165

Gross profit:
Acute Care EHR	$21,381	$16,897	44,450	34,626
Post-acute Care EHR	4,660	—	9,437	—
TruBridge, Rycan, and Other Outsourcing	9,094	7,818	17,502	14,535
Total gross profit	$35,135	$24,715	$71,389	$49,161

Corporate operating expenses	$(29,872)	(16,329)	(65,350)	(32,941)
Other income (loss)	69	115	68	198
Interest expense	(1,642)	—	(3,110)	—
Income (loss) before taxes	$3,690	$8,501	$2,997	$16,418

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
17.     SUBSEQUENT EVENTS
On August 4, 2016, the Company announced that our Board of Directors adopted a variable dividend policy for the payment of quarterly dividends. The policy provides for dividends on a trailing quarterly basis in an amount based on a pre-established financial formula. The declaration and payment of any dividends will remain subject to the discretion of the Board of Directors to pay dividends based on the Company’s current cash needs. Also on August 4, 2016, the Company announced a dividend for the second quarter of 2016 in the amount of $0.34 per share, payable on August 26, 2016, to stockholders of record as of the close of business on August 11, 2016.

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

Additional information concerning these and other factors that could cause differences between forward-looking statements and future actual results is discussed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015.
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

•	TruBridge focuses exclusively on providing business management, consulting and managed IT services to rural and community healthcare organizations, regardless of their IT vendor.

•	Healthland, acquired in the acquisition of HHI, provides integrated technology solutions and services to small rural, community, and critical access hospitals.

•	AHT, acquired in the acquisition of HHI, is one of the nation's largest providers of financial and clinical technology solutions and services for post-acute care facilities.

•	Rycan, acquired in the acquisition of HHI, provides revenue cycle management workflow and automation software to rural and community hospitals, healthcare systems, and skilled nursing organizations.
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
As discussed in this Item under “Results of Operations by Segment” below, we now manage our operations using three operating segments which are also our reportable segments: (1) acute care EHR, (2) post-acute care EHR and (3) TruBridge, Rycan, and other outsourcing.

Acute Care EHR

Our Acute Care EHR segment consists of acute care software solutions and support sales generated by Evident and Healthand.

Post-acute Care EHR

Our Post-acute Care EHR segment consists of post-acute care software solutions and support sales generated by AHT.

TruBridge, Rycan, and Other Outsourcing

Our TruBridge, Rycan, and Other Outsourcing segment primarily consists of business management, consulting and managed IT services sales generated by TruBridge and the sale of Rycan's revenue cycle management workflow and automation software.
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
January 2016 marked an important milestone for CPSI, as we announced the completion of our acquisition of HHI, the first major acquisition in the Company's history. With this acquisition, CPSI now has a presence in well over 1,000 rural and community hospitals and over 3,300 post-acute care facilities, adding significantly to our already substantial recurring revenue base and further expanding our ability to generate organic recurring revenue growth through additional cross-selling opportunities now available within the combined company. While the acquisition of HHI has negatively impacted our net income for the first six months of 2016 as a result of related transaction costs and amortization expense, we believe that the addition of HHI and its clients and products will enhance our ability to grow our business and compete in the markets that we serve.
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
We also look to increase margins through cost containment measures where appropriate. For example, during 2015 we allowed natural workforce attrition to run its course within our system implementation employee base, selectively attempting to retain or replace only those positions considered by management to be critical to our continuing needs. Additionally, during the third quarter of 2015 we instituted a one-time, voluntary severance program offering those employees meeting certain predetermined criteria severance packages involving continuing periodic cash payments and healthcare benefits for varying periods, depending upon the individual's years of service with the Company. Lastly, we have instituted several changes related to our employee benefits offerings, including a spousal carve-out for healthcare benefits that took effect on January 1, 2016. The acquisition of HHI in January of 2016 presents us with additional opportunities to leverage the greater operating efficiencies of the combined entity in order to drive further earnings and profitability growth in the future.
Turbulence in the U.S. and worldwide economies and financial markets impacts almost all industries. While the healthcare industry is not immune to economic cycles, we believe it is more significantly affected by U.S. regulatory and national health projects than by the economic cycles of our economy. Additionally, healthcare organizations with a large dependency on Medicare and Medicaid populations, such as rural and community hospitals, have been impacted by the challenging financial condition of the federal government and many state governments and government programs. Accordingly, we recognize that prospective hospital customers often do not have the necessary capital to make investments in information technology. Additionally, in response to these challenges, hospitals have become more selective regarding where they invest capital, resulting in a focus on strategic spending that generates a return on their investment. Despite these challenges, we believe healthcare information technology is often viewed as more strategically beneficial to hospitals than other possible purchases because the technology offers the possibility of a quick return on investment. Information technology also plays an important role in healthcare by improving safety and efficiency and reducing costs. Additionally, we believe most hospitals recognize that they must invest in healthcare information technology to meet current and future regulatory, compliance and government reimbursement requirements.
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
American Recovery and Reinvestment Act of 2009
While ongoing financial challenges facing healthcare organizations have impacted and are expected to continue to impact the rural and community hospitals that comprise our target market, we believe that the incentives offered by the American Recovery and Reinvestment Act of 2009 (the "ARRA") for the adoption of qualifying EHRs have increased and will continue to support demand for healthcare information technology and will have a positive impact on our business prospects through at least 2017. As of June 30, 2016, incentive payments totaling $34.9 billion have been made to aid healthcare organizations in modernizing their operations through the acquisition and wide-spread use of healthcare information technology. Eligible hospitals could begin receiving these incentive payments in any year from 2011 through 2015, but the total incentive payment is decreased for hospitals that started receiving payments in 2014 and later. Additionally, reimbursements under Medicare have been reduced for those eligible healthcare providers that did not begin to demonstrate meaningful use of an EHR by October 1, 2014.
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
Results of Operations
During the six months ended June 30, 2016, we generated revenues of $138.1 million from the sale of our products and services, compared to $93.3 million during the six months ended June 30, 2015, an increase of 47.9% that is primarily attributed to contributions from the acquisition of HHI. Our net income for the six months ended June 30, 2016 decreased 97.1% from the first six months of 2015 primarily due to the HHI-related transaction costs and amortization expense in the combined amount of $13.0 million, while cash flow from operations decreased 148.7% due to the aforementioned transaction costs and acquisition-related investments in working capital.
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

The following table sets forth certain items included in our results of operations for the three and six months ended June 30, 2016 and 2015, expressed as a percentage of our total revenues for these periods:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
(In thousands)	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
System sales and support	$50,561	73.9%	$30,810	65.4%	$102,941	74.6%	$61,927	66.4%
Business management, consulting and managed IT services	17,854	26.1%	16,276	34.6%	35,117	25.4%	31,399	33.6%
Total sales revenues	68,415	100.0%	47,086	100.0%	138,058	100.0%	93,326	100.0%
Costs of sales:
System sales and support	23,367	34.2%	13,913	29.5%	47,229	34.2%	27,301	29.3%
Business management, consulting and managed IT services	9,913	14.5%	8,458	18.0%	19,440	14.1%	16,864	18.1%
Total costs of sales	33,280	48.6%	22,371	47.5%	66,669	48.3%	44,165	47.3%
Gross profit	35,135	51.4%	24,715	52.5%	71,389	51.7%	49,161	52.7%
Operating expenses:
Product development	8,179	12.0%	3,570	7.6%	15,369	11.1%	7,152	7.7%
Sales and marketing	6,717	9.8%	4,740	10.1%	13,447	9.7%	9,331	10.0%
General and administrative	12,352	18.1%	8,019	17.0%	31,555	22.9%	16,458	17.6%
Amortization of acquisition-related intangibles	2,624	3.8%	—	—%	4,979	3.6%	—	—%
Total operating expenses	29,872	43.7%	16,329	34.7%	65,350	47.3%	32,941	35.3%
Operating income	5,263	7.7%	8,386	17.8%	6,039	4.4%	16,220	17.4%
Other income (expense):
Other income	69	0.1%	115	0.2%	68	—%	198	0.2%
Interest expense	(1,642)	(2.4)%	—	—%	(3,110)	(2.3)%	—	—%
Total other income (expense)	(1,573)	(2.3)%	115	0.2%	(3,042)	(2.2)%	198	0.2%
Income before taxes	3,690	5.4%	8,501	18.1%	2,997	2.2%	16,418	17.6%
Provision for income taxes	1,694	2.5%	2,598	5.5%	2,664	1.9%	5,007	5.4%
Net income	$1,996	2.9%	$5,903	12.5%	$333	0.2%	$11,411	12.2%
Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015
Revenues. Total revenues for the three months ended June 30, 2016 increased 45.3%, or $21.3 million, compared to the three months ended June 30, 2015. This was largely attributable to $22.6 million of revenue contributions from the acquisition of HHI.
System sales and support revenues increased by 64.1%, or $19.8 million, from the second quarter of 2015. System sales and support revenues were comprised of the following for the three months ended June 30, 2016 and June 30, 2015, with increases in both system sales and support mostly attributable to $11.6 million and $10.6 million, respectively, of revenue contributions from the acquisition of HHI.

	Three Months Ended
(In thousands)	June 30, 2016	June 30, 2015
System sales(1)	$21,617	$13,055
Support(1)	28,944	17,755
	$50,561	$30,810

(1) Note these amounts differ from amounts previously reported as "System sales" and "Support and maintenance" under our prior revenue classifications as certain revenue categories (such as Saas/Cloud EHR) that were formerly included in "Support and maintenance" revenues are now classified as a component of "System sales."

The combined $22.2 million of revenue contributions from the acquisition of HHI were partially offset by a $2.4 million decrease in revenues from CPSI-legacy operations, as add-on sales to existing customers for the Company's Emergency Department and Thrive Provider EHR solutions experienced a decline due to lower installation volumes and revenues from new customer installations declined due to lower relative contract values during the second quarter of 2016.
Business management, consulting and managed IT services revenues increased by 9.7%, or $1.6 million, from the second quarter of 2015. Our hospital clients operate in an environment typified by rising costs and increased complexity and are increasingly seeking to alleviate themselves of the ever increasing administrative burden of operating their own business office functions, resulting in an expanded customer base for our private pay services (increasing 9.4%, or $0.3 million, as compared to the second quarter of 2015) and accounts receivable management services (increasing 8.3%, or $0.5 million, as compared to the second quarter of 2015). Additionally, the added complexity of the medical coding environment facing healthcare providers since ICD-10 became effective on October 1, 2015 has resulted in a substantial increase in demand for our medical coding services, resulting in an increase in these revenues of 120.8%, or $0.5 million, from the second quarter of 2015 to the second quarter of 2016. Lastly, the acquisition of HHI contributed $0.4 million of incremental revenues for the second quarter of 2016.
Costs of Sales. Total costs of sales increased by 48.8%, or $10.9 million, from the second quarter of 2015. This increase was mostly attributable to $11.1 million of cost of sales contributions from the acquisition of HHI. As a percentage of total revenues, costs of sales increased slightly to 48.6% from 47.5%.
Costs of system sales and support increased by 68.0%, or $9.5 million, from the second quarter of 2015 due primarily to $10.8 million of costs of sales contributions from the acquisition of HHI, partially offset by a 9.3%, or $1.3 million, decrease in costs related to CPSI-legacy operations, primarily the result of decreased payroll and related costs due to managed attrition in the trailing twelve months. The gross margin on system sales and support decreased to 53.8% in the second quarter of 2016 from 54.8% in the second quarter of 2015, primarily due to the margin profile associated with the HHI system sales and support revenues. The gross margin on system sales and support generated by HHI operations was 51.5% in the second quarter of 2016. Comparatively, the gross margin on system sales and support generated by CPSI-legacy operations was 55.6% during the second quarter of 2016, increasing slightly from 54.8% during the second quarter of 2015. The significant difference between the system sales and support gross margins of HHI operations and CPSI-legacy operations is the byproduct of a significantly decreased support customer base for HHI compared to CPSI-legacy, resulting in a sales mix for HHI that is more heavily weighted towards the more cost-intensive system sales revenues.
Our costs associated with business management, consulting and managed IT services increased 17.2%, or $1.5 million, with the largest contributing factor being an increase in payroll and related costs of 24.5%, or $1.2 million, as a result of adding more employees during the trailing twelve months in order to support and develop our growing customer base and increase capacity in advance of anticipated future increases in demand. The acquisition of HHI contributed an additional $0.4 million to these cost of sales. The gross margin on these services decreased to 44.5% in the second quarter of 2016 from 48.0% in the second quarter of 2015.
Product Development Costs. Product development costs increased 129.1%, or $4.6 million, from the second quarter of 2015, almost all of which is attributable to the acquisition of HHI.
Sales and Marketing Expenses. Sales and marketing expenses increased 41.7%, or $2.0 million, from the second quarter of 2015, with the largest contributing factor being $1.8 million of contributions from the acquisition of HHI.
General and Administrative Expenses. General and administrative expenses increased 54.0%, or $4.3 million, from the second quarter of 2015. General and administrative cost contributions from the acquisition of HHI totaled $3.7 million, which includes $0.5 million of transaction-related costs. We also experienced a $0.5 million increase in bad debt expense driven primarily by general collectability determinations spread across all entities.
Amortization of Acquisition-Related Intangibles. Amortization expense associated with acquisition-related intangible assets were new to the Company during 2016 as a result of the HHI acquisition, resulting in $2.6 million of expenses in the second quarter of 2016.
As a percentage of total revenues, total operating expenses increased to 43.7% in the second quarter of 2016 compared to 34.7% in the second quarter of 2015.
Total Other Income (Expense). Total other income (expense) decreased from income of $0.1 million during the second quarter of 2015 to expense of $1.6 million during the second quarter of 2016, as the debt obligations entered into to facilitate the acquisition of HHI have resulted in interest expense of $1.6 million during the second quarter of 2016, with no such expense during the second quarter of 2015, as the Company had no outstanding debt obligations during the 2015 period.

As a result of the foregoing factors, income before taxes decreased by 56.6%, or $4.8 million, from the second quarter of 2015.
Income Taxes. Our effective income tax rates for the three-month periods ended June 30, 2016 and 2015 were 45.9% and 30.6%, respectively. During the second quarter of 2015 we recorded beneficial adjustments in the amount of $0.5 million related to our reserves for uncertain tax positions due to then-recent developments in the examination by the Internal Revenue Service of our federal returns for tax years 2004 through 2009, primarily in relation to research credits claimed on those returns. This beneficial adjustment reduced the effective tax rate for the second quarter of 2015 by 5.7%. Comparatively, during the second quarter of 2016 the identification of nondeductible facilitative transaction costs and adjustments in our estimated state effective tax rate have resulted in combined additional income tax expense of $0.4 million, increasing the period’s effective tax rate by 11.2%.
Net Income. Net income for the three months ended June 30, 2016 decreased by 66.2%, or $3.9 million, to a net income of $2.0 million, or $0.15 per basic and diluted share, compared with net income of $5.9 million, or $0.52 per basic and diluted share, for the three months ended June 30, 2015. Net income represented 2.9% of revenue for the three months ended June 30, 2016, compared to 12.5% of revenue for the three months ended June 30, 2015.
Results of Operations by Segment. We operate in three reportable segments: (1) Acute Care EHR, (2) Post-acute Care EHR and (3) TruBridge, Rycan, and Other Outsourcing. See Note 15 above for additional information on our segment reporting. The following table presents a summary of our operating segment information for the three months ended June 30, 2016 and 2015, respectively:

	Three Months Ended
(In thousands)	June 30, 2016	June 30, 2015
Sales revenues:
Acute Care EHR	$41,125	$30,810
Post-acute Care EHR	7,579	—
TruBridge, Rycan, and Other Outsourcing	19,711	16,276
Total revenues	$68,415	$47,086

Costs of sales:
Acute Care EHR	$19,744	$13,913
Post-acute Care EHR	2,919	—
TruBridge, Rycan, and Other Outsourcing	10,617	8,458
Total costs of sales	$33,280	$22,371

Gross profit:
Acute Care EHR	$21,381	$16,897
Post-acute Care EHR	4,660	—
TruBridge, Rycan, and Other Outsourcing s	9,094	7,818
Total gross profit	$35,135	$24,715
Acute Care EHR
Acute Care EHR revenues increased by 33.5%, or $10.3 million, from the second quarter of 2015, due primarily to $12.7 million of revenue contributions from the acquisition of HHI, partially offset by a $2.4 million decrease in revenues from CPSI-legacy operations, as add-on sales to existing customers for the Company's Emergency Department and Thrive Provider EHR solutions experienced a decline due to lower installation volumes and revenues from new customer installations declined due to lower relative contract values.
Acute Care EHR costs of sales increased by 41.9%, or $5.8 million, from the second quarter of 2015, due primarily to $7.1 million of costs of sales contributions from the acquisition of HHI, partially offset by a 9.3%, or $1.3 million, decrease in costs related to CPSI-legacy operations, mostly the result of decreased payroll and related costs due to managed attrition in the trailing twelve months.
The gross margin on Acute Care EHR revenues decreased from 54.8% during the second quarter of 2015 to 52.0% during the second quarter of 2016, primarily due to the differing margin profiles between CPSI-legacy operations and those generated by HHI operations. CPSI-legacy gross margins from Acute Care EHR revenues increased slightly from 54.8% during the second quarter of 2015 to 55.6% during the second quarter of 2016, compared to gross margins from Acute Care EHR revenues generated by HHI operations of 44.1% during the second quarter of 2016. The significant difference between the Acute Care EHR gross margins of HHI operations and CPSI-legacy operations is the byproduct of a significantly decreased support customer base for HHI compared to CPSI-legacy, resulting in a sales mix that is now more heavily weighted towards the more cost-intensive system sales revenues.
Post-acute Care EHR
The Company's acquisition of HHI in January 2016 marked the Company's entrance into the Post-acute Care EHR marketplace and, as a result, there were no related revenues or costs of sales for the second quarter of 2015.
TruBridge, Rycan, and Other Consulting
TruBridge, Rycan, and Other Outsourcing revenues increased by 21.1%, or $3.4 million, from the second quarter of 2015, due mostly to $2.2 million of revenue contributions from the acquisition of HHI. Revenues related to TruBridge-legacy operations increased 7.4%, or $1.2 million, primarily driven by the expanding customer base for our private pay services (increasing 9.4%, or $0.3 million, over the 2015 second quarter) and accounts receivable management services (increasing 8.3%, or $0.5 million, over the 2015 second quarter) as healthcare industry dynamics are resulting in a growing population of healthcare providers seeking to alleviate themselves of the administrative burden of operating their own business office functions. Additionally, the Company has generated a $0.5 million increase in revenues associated with medical coding services driven by the added coding complexities introduced by ICD-10, which became effective on October 1, 2015.
TruBridge, Rycan and Other Outsourcing costs of sales increased by 25.5%, or $2.2 million, from the second quarter of 2015, as the acquisition of HHI has contributed additional costs of sales of $1.1 million and costs of sales related to TruBridge-legacy operations have increased 12.8%, or $1.1 million. The increased costs within TruBridge-legacy operations is primarily due to an increase in payroll and related costs of 24.5%, or $1.2 million, over the 2015 second quarter, as a result of adding more employees during the trailing twelve months in order to support and develop our growing customer base and increase capacity in advance of anticipated future increases in demand.
The gross margin on TruBridge, Rycan and Other Outsourcing revenues decreased from 48.0% during the second quarter of 2015 to 46.1% during the second quarter of 2016 as a result of the aforementioned investment in capacity, which we consider a necessary investment to support future revenue growth.
Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015
Revenues. Total revenues for the six months ended June 30, 2016 increased 47.9%, or $44.7 million, compared to the six months ended June 30, 2015. This was largely attributable to $45.2 million of revenue contributions from the acquisition of HHI.
System sales and support revenues increased by 66.2%, or $41.0 million, from the first six months of 2015. System sales and support revenues were comprised of the following for the six months ended June 30, 2016 and June 30, 2015, with increases in both system sales and support mostly attributable to $23.1 million and $21.4 million, respectively, of revenue contributions from the acquisition of HHI.

	Six Months Ended
(In thousands)	June 30, 2016	June 30, 2015
System sales(1)	$44,789	$26,433
Support(1)	58,152	35,494
	$102,941	$61,927

(1) Note these amounts differ from amounts previously reported as "System sales" and "Support and maintenance" under our prior revenue classifications as certain revenue categories (such as Saas/Cloud EHR) that were formerly included in "Support and maintenance" revenues are now classified as a component of "System sales."

The combined $44.5 million of revenue contributions from the acquisition of HHI were partially offset by a $3.5 million decrease in revenues from CPSI-legacy operations, as add-on sales to existing customers for the Company's Emergency Department and Thrive Provider EHR solutions experienced a decline due to lower installation volumes during the six months ended June 30, 2016.

Business management, consulting and managed IT services revenues increased by 11.8%, or $3.7 million, from the first six months of 2015. Our hospital clients operate in an environment typified by rising costs and increased complexity and are increasingly seeking to alleviate themselves of the ever increasing administrative burden of operating their own business office functions, resulting in an expanded customer base for our private pay services (increasing 7.2%, or $0.5 million, as compared to the first six months of 2016) and accounts receivable management services (increasing 14.7%, or $1.5 million, as compared to the first six months of 2016). Additionally, the added complexity of the medical coding environment facing healthcare providers since ICD-10 became effective on October 1, 2015 has resulted in a substantial increase in demand for our medical coding services, resulting in an increase in these revenues of 126.0%, or $1.0 million, from the first six months of 2015 to the first six months of 2016. Lastly, the acquisition of HHI contributed $0.8 million of incremental revenues for the first six months of 2016.
Costs of Sales. Total costs of sales increased by 51.0%, or $22.5 million, from the first six months of 2015. This increase was mostly attributable to $22.7 million of cost of sales contributions from the acquisition of HHI. As a percentage of total revenues, costs of sales increased to 48.3% from 47.3%.
Costs of system sales and support increased by 73.0%, or $19.9 million, from the first six months of 2015 due mostly to $21.9 million of costs of sales contributions from the acquisition of HHI, partially offset by a 7.2%, or $2.0 million, decrease in costs related to CPSI-legacy operations, mostly the result of decreased payroll and related costs due to managed attrition in the trailing twelve months. The gross margin on system sales and support decreased to 54.1% in the first six months of 2016, from 55.9% in the first six months of 2015, primarily due to the margin profile associated with the HHI system sales and support revenues. The gross margin on system sales and support generated by HHI operations was 50.8% in the first six months of 2016. Comparatively, the gross margin on system sales and support generated by CPSI-legacy operations was 56.6% during the first six months of 2016, increasing slightly from 55.9% during the first six months of 2015. The significant difference between the system sales and support gross margins of HHI operations and CPSI-legacy operations is the byproduct of a significantly decreased support customer base for HHI compared to CPSI-legacy, resulting in a sales mix for HHI that is more heavily weighted towards the more cost-intensive system sales revenues.
Our costs associated with business management, consulting and managed IT services increased 15.3%, or $2.6 million, with the largest contributing factor being an increase in payroll and related costs of 25.8%, or $2.6 million, as a result of adding more employees during the trailing twelve months in order to support and develop our growing customer base and increase capacity in advance of anticipated future increases in demand. The gross margin on these services decreased to 44.6% in the first six months of 2016, from 46.3% in the first six months of 2015.
Product Development Costs. Product development costs increased 114.9%, or $8.2 million, from the first six months of 2015, with nearly all of this increase related to contributions from the acquisition of HHI.
Sales and Marketing Expenses. Sales and marketing expenses increased 44.1%, or $4.1 million, from the first six months of 2015, with the largest contributing factor being $3.6 million of contributions from the acquisition of HHI.
General and Administrative Expenses. General and administrative expenses increased 91.7%, or $15.1 million, from the first six months of 2015, with the largest contributing factor being $8.0 million of transaction costs associated with our acquisition of HHI. Other contributing factors were $4.1 million increase in payroll expenses, a $1.5 million increase in employee health expenses, and a $0.5 million increase in retirement plan expenses all related to the HHI acquisition. We also experienced a $0.8 million increase in bad debt expense driven primarily by collection concerns for two CPSI legacy customers and general collectability determinations spread across all entities.
Amortization of Acquisition-Related Intangibles. Amortization expense associated with acquisition-related intangible assets were new to the Company during the first six months of 2016 as a result of the HHI acquisition, resulting in $5.0 million of expenses in the first six months of 2016.
As a percentage of total revenues, total operating expenses increased to 47.3% in the first six months of 2016, compared to 35.3% in the first six months of 2015.
Total Other Income (Expense). Total other income (expense) decreased from income of $0.2 million during the first six months of 2015 to expense of $3.0 million during the first six months of 2016, as the debt obligations entered into to facilitate the acquisition of HHI have resulted in interest expense of $3.1 million during the first six months of 2016, with no such expense during the first six months of 2015, as the Company had no outstanding debt obligations during the 2015 period.
As a result of the foregoing factors, income before taxes decreased by 81.7%, or $13.4 million, from the first six months of 2015.

Income Taxes. Our effective income tax rates for the six months ended June 30, 2016 and 2015 were 88.9% and 30.5%, respectively. During the first six months of 2015, we recorded beneficial adjustments in the amount of $0.9 million related to our reserves for uncertain tax positions due to then-recent developments in the examination by the Internal Revenue Service of our federal returns for tax years 2004 through 2009, primarily in relation to research credits claimed on those returns. These beneficial adjustments reduced the effective tax rate for the first six months of 2015 by 5.4%. Comparatively, during the first six months of 2016 the identification of nondeductible facilitative transaction costs has resulted in combined additional income tax expense of $1.4 million, increasing the period’s effective tax rate by 46.9%.
Net Income. Net income for the six months ended June 30, 2016 decreased by 97.1%, or $11.1 million, to a net income of $0.3 million, or $0.03 per basic and diluted share, compared with net income of $11.4 million, or $1.01 per basic and diluted share, for the six months ended June 30, 2015. Net income represented 0.2% of revenue for the six months ended June 30, 2016, compared to 12.2% of revenue for the six months ended June 30, 2015.
Results of Operations by Segment. We operate in three reportable segments: (1) Acute Care EHR, (2) Post-acute Care EHR and (3) TruBridge, Rycan, and Other Outsourcing. See Note 15 above for additional information on our segment reporting. The following table presents a summary of our operating segment information for the six months ended June 30, 2016 and 2015, respectively:

	Six Months Ended
(In thousands)	June 30, 2016	June 30, 2015
Sales revenues:
Acute Care EHR	$84,250	$61,927
Post-acute Care EHR	15,098	—
TruBridge, Rycan, and Other Outsourcing	38,710	31,399
Total revenues	$138,058	$93,326

Costs of sales:
Acute Care EHR	$39,800	$27,301
Post-acute Care EHR	5,661	—
TruBridge, Rycan, and Other Outsourcing	21,208	16,864
Total costs of sales	$66,669	$44,165

Gross profit:
Acute Care EHR	$44,450	$34,626
Post-acute Care EHR	9,437	—
TruBridge, Rycan, and Other Outsourcing	17,502	14,535
Total gross profit	$71,389	$49,161
Acute Care EHR
Acute Care EHR revenues increased by 36.0%, or $22.3 million, from the first six months of 2015, due mostly to $25.8 million of revenue contributions from the acquisition of HHI, partially offset by a $3.5 million decrease in revenues from CPSI-legacy operations, as add-on sales to existing customers for the Company's Emergency Department and Thrive Provider EHR solutions experienced a decline due to lower installation volumes.
Acute Care EHR costs of sales increased by 45.8%, or $12.5 million, from the first six months of 2015, due mostly to $14.5 million of costs of sales contributions from the acquisition of HHI, partially offset by a 7.2%, or $2.0 million, decrease in costs related to CPSI-legacy operations, mostly the result of decreased payroll and related costs due to managed attrition in the trailing twelve months.
The gross margin on Acute Care EHR revenues decreased from 55.9% during the first six months of 2015 to 52.8% during the first six months of 2016, mostly due to the differing margin profiles between CPSI-legacy operations and those generated by HHI operations. CPSI-legacy gross margins from Acute Care EHR revenues increased slightly from 55.9% during the first six months of 2015 to 56.6% during the first six months of 2016, compared to gross margins from Acute Care EHR revenues generated by HHI operations of 44.0% during the first six months of 2016. The significant difference between the Acute Care EHR gross margins of HHI operations and CPSI-legacy operations is the byproduct of a significantly decreased support customer base for HHI compared to CPSI-legacy, resulting in a sales mix that is now more heavily weighted towards the more cost-intensive system sales revenues.
Post-acute Care EHR
The Company's acquisition of HHI in January 2016 marked the Company's entrance into the Post-acute Care EHR marketplace and, as a result, there were no related revenues or costs of sales for the first six months of 2015.
TruBridge, Rycan, and Other consulting
TruBridge, Rycan and Other Outsourcing revenues increased by 23.3%, or $7.3 million, as compared to the first six months of 2015, due mostly to $4.3 million of revenue contributions from the acquisition of HHI. Revenues related to TruBridge-legacy operations increased 9.5%, or $3.0 million, as compared to the first six months of 2015, primarily driven by the expanding customer base for our private pay services (increasing 7.2%, or $0.5 million, as compared to the first six months of 2015) and accounts receivable management services (increasing 14.7%, or $1.5 million, as compared to the first six months of 2015) as healthcare industry dynamics are resulting in a growing population of healthcare providers seeking to alleviate themselves of the administrative burden of operating their own business office functions. Additionally, the Company has generated a $1.0 million increase in revenues associated with medical coding services driven by the added coding complexities introduced by ICD-10, which became effective on October 1, 2015.
TruBridge, Rycan and Other Outsourcing costs of sales increased by 25.8%, or $4.3 million, as compared to the first six months of 2015, as the acquisition of HHI has contributed additional costs of sales of $2.3 million and costs of sales related to TruBridge-legacy operations have increased 12.2%, or $2.1 million. The increased costs within TruBridge-legacy operations is primarily due to an increase in payroll and related costs of 25.8%, or $2.6 million, as a result of adding more employees during the trailing twelve months in order to support and develop our growing customer base and increase capacity in advance of anticipated future increases in demand. This has been partially offset by a decrease in temporary labor costs of 52.5%, or $0.6 million, due to intentional efforts to fulfill our incremental labor needs through direct hiring as opposed to contract or temporary labor.
The gross margin on TruBridge, Rycan and Other Outsourcing revenues decreased from 46.3% during the first six months of 2015 to 45.2% during the first six months of 2016 as a result of the aforementioned investment in capacity, which we consider a necessary investment to support future revenue growth.
Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2016, our principal sources of liquidity consisted of cash and cash equivalents of $3.8 million and our remaining borrowing capacity under the Revolving Credit Facility (as defined below) compared to $25.0 million of cash and cash equivalents and investments of $10.8 million as of December 31, 2015. As noted previously, in January 2016 we completed our acquisition of HHI. In conjunction with the acquisition, we entered into a syndicated credit agreement (the "Credit Agreement,") described further below, with Regions Bank ("Regions") serving as administrative agent, which provided for a $125 million term loan facility (the "Term Loan Facility") and a $50 million revolving credit facility (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Credit Facilities"). The cash portion of the purchase price for our acquisition of HHI was funded by the $125 million Term Loan Facility and $25 million borrowed under the Revolving Credit Facility, as well as available cash on hand (net of cash of the acquired entities) of $15.8 million (inclusive of financing costs and seller's transaction expenses). As of June 30, 2016, we had $158.4 million in principal amount of indebtedness outstanding under the Credit Facilities.
We believe that our cash and cash equivalents of $3.8 million as of June 30, 2016, the future operating cash flows of the newly combined entity, and our remaining borrowing capacity under the Revolving Credit Facility of $15 million as of June 30, 2016, taken together, provide adequate resources to fund ongoing cash requirements for the next twelve months. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of filing of this Form 10-Q. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.
Operating Cash Flow Activities
Net cash provided by operating activities decreased 148.7%, or $25.9 million, from $17.4 million for the six months ended 2015 to $(8.5) million for the six months ended 2016, primarily due to the impact of the HHI acquisition. During the first six months of 2016, we invested heavily in improving the working capital of the HHI entities post-acquisition in order to normalize the aging of vendor payables and improve acquired vendor relationships, resulting in a combined cash outflow related to changes in accounts payable and other liabilities of $10.1 million during the first six months of 2016, whereas the movement of these working capital components improved operating cash flows by $0.5 million during the first six months of 2015. Additionally, the acquisition of HHI included significant deferred revenue balances at the date of acquisition, for which the subsequent revenue recognition has had no benefit to our operating cash flows. Consequently, our operating cash flows have been negatively affected by the net impact of deferred revenue balances in the amount of $8.6 million, whereas this impact during the first six months of 2015 was limited to $1.2 million. Lastly, the Company has incurred $8 million of transaction costs, the vast majority of which have been in cash, associated with the HHI acquisition during the first six months of 2016, with no such costs during the first six months of 2016.
Investing Cash Flow Activities
Net cash used in investing activities increased to $151.8 million in the first six months of 2016 from only $0.5 million during the first six months of 2015. We utilized cash (net of cash acquired) of $162.6 million for the acquisition of HHI during the first six months of 2016, partially offset by sales of investments in available-for-sale securities of $10.9 million during this period. Investing cash flow activities during the first six months of 2015 were primarily limited to $0.4 million of capital expenditures. We do not anticipate the need for significant capital expenditures during the remainder of 2016.
Financing Cash Flow Activities
During the first six months of 2016, our financing activities provided net cash of $139.1 million, as net proceeds of $146.6 million from our new Credit Agreement were used to fund a portion of the HHI purchase price. We withdrew an additional $10.0 million from the Revolving Credit Facility to fund the aforementioned investments in HHI working capital. We declared and paid dividends in the amount of $17.2 million during the first six months of 2016. Financing cash flow activities during the first six months of 2015 were primarily limited to the payment of $14.5 million in dividends.
We believe that paying dividends is an effective way of providing an investment return to our stockholders and a beneficial use of our cash. However, the declaration of dividends by CPSI is subject to compliance with the terms of our Credit Agreement and the discretion of our Board of Directors which may decide to change or terminate the Company's dividend policy at any time. Our Board of Directors will continue to take into account such matters as general business conditions, capital needs, our financial results and such other factors as our Board of Directors may deem relevant.
Credit Agreement
As noted above, in conjunction with our acquisition of HHI in January 2016, we entered into a Credit Agreement which provided for a $125 million Term Loan Facility and a $50 million Revolving Credit Facility. As of June 30, 2016, we had $123.4 million in principal amount outstanding under The Term Loan Facility and $35 million in principal amount outstanding under the Revolving Credit Facility.
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
The Credit Agreement provides incremental facility capacity of $50 million, subject to certain conditions. The Credit Agreement includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. In addition, the Company is required to comply with a minimum fixed charge coverage ratio of 1.25:1.0 throughout the duration of the Credit Agreement and a maximum consolidated leverage ratio (as defined in the Credit Agreement) of 3.50:1.0 through September 30, 2016, 3.00:1.0 from October 1, 2016 through September 30, 2017, and 2.50:1.0 thereafter. The Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default. We believe that we were in compliance with the covenants contained in the Credit Agreement as of June 30, 2016.
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
Backlog
Backlog consists of revenues we reasonably expect to recognize over the next 12 months under existing contracts, excluding amounts to be recognized in subsequent periods related to First Generation Meaningful Use Installment Plans. The revenues to be recognized may relate to a combination of one-time fees for system sales and recurring fees for support and maintenance, business management, consulting and managed IT services. As of June 30, 2016, we had a twelve-month backlog of approximately $15.5 million in connection with non-recurring system purchases and approximately $210.8 million in connection with recurring payments under support and maintenance, Cloud EHR contracts, business management, consulting and managed IT services. As of June 30, 2015, we had a twelve-month backlog of approximately $34.4 million in connection with non-recurring system purchases and approximately $135.6 million in connection with recurring payments under support and maintenance, business management, consulting and managed IT services.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements, as defined by Item 303(a)(4) of SEC Regulation S-K, as of June 30, 2016.
The Company has other lease rights and obligations that it accounts for as operating leases that may be reclassified as balance sheet arrangements under accounting pronouncements recently finalized by the FASB.
Contractual Obligations

The Company has updated the contractual obligations table under the caption “Contractual Obligations” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as of June 30, 2016 to reflect (i) material changes in our real estate lease obligations due to the Company’s acquisition of HHI and its wholly-owned subsidiaries on January 8, 2016 and (ii) the Company’s debt obligations under the Credit Facilities entered into on January 8, 2016 in connection with the Company’s acquisition of HHI and its wholly-owned subsidiaries, and related interest payments for the remainder of 2016 and beyond as follows:

	Payment due by period
(In thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$6,839	$1,359	$3,249	$1,190	$1,041
Debt obligations	158,437	4,687	18,750	135,000	—
Interest on debt obligations	24,473	5,991	11,176	7,306	—
	$189,749	$12,037	$33,175	$143,496	$1,041

Interest on debt obligations for floating rate instruments, as calculated above, assumes rates in effect at June 30, 2016 remain constant.

As of June 30, 2016, there have been no other material changes to the Company’s summary of expected payments for significant contractual obligations in the contractual obligations table.
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
In our Annual Report on Form 10-K for the year ended December 31, 2015, we identified our critical accounting polices related to revenue recognition, allowance for doubtful accounts, allowance for credit losses, and estimates. The acquisition of HHI on January 8, 2016 has resulted in the identification of purchased intangible assets and goodwill as additional critical accounting policies and estimates:
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
Aside from those items discussed above, there have been no significant changes to the Company's critical accounting policies during the six months ended June 30, 2016.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk relates primarily to the potential change in the British Bankers Association London Interbank Offered Rate ("LIBOR"). We had $158.4 million of outstanding borrowings under our Credit Facilities with Regions Bank at June 30, 2016. The Term Loan Facility and Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin plus (1) the Adjusted LIBOR rate for the relevant interest period, (2) an alternate base rate determined by reference to the greatest of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate plus one percent per annum, or (3) a combination of (1) and (2). Accordingly, we are exposed to fluctuations in interest rates on borrowings under the Credit Facilities. A one hundred basis point change in interest rate on our borrowings outstanding as of June 30, 2016 would result in a change in interest expense of approximately $1.6 million annually.
We did not have investments as of June 30, 2016. We do not utilize derivative financial instruments to manage our interest rate risks.
The table that follows presents fair values of principal amount and weighted average interest rate for our cash and cash equivalents as of June 30, 2016:

(In thousands)	Aggregate Fair Value	Weighted Average Interest Rate
Cash and Cash Equivalents:
Cash and cash equivalents	$3,824	—%

Item 4.	Controls and Procedures.
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

Changes in Internal Control over Financial Reporting
On January 8, 2016, we acquired Healthland Holding Inc. ("HHI"), as further described in Note 2 of the notes to the condensed consolidated financial statements. We continue to integrate policies, processes, people, technology and operations for our combined operations, and we will continue to evaluate the impact of any related changes to internal control over financial reporting during the fiscal year. Except for any changes in internal controls related to the integration of the HHI businesses into CPSI, such as the addition of internal controls related to debt, intangible assets, goodwill and consolidation, there were no other changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management has excluded HHI from its assessment of internal control over financial reporting as of June 30, 2016. HHI's internal controls over financial reporting will be assessed throughout the remainder of the year as part of our assessment of internal controls over financial reporting and reported on for the year ending December 31, 2016.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3 to CPSI’s Current Report on Form 8-K dated October 28, 2013 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Form 10-Q for the period ended June 30, 2016

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Date: August 9, 2016	By:	/s/ J. Boyd Douglas
J. Boyd Douglas
President and Chief Executive Officer

Date: August 9, 2016	By:	/S/ Matt J. Chambless
Matt J. Chambless
Chief Financial Officer

Exhibit Index

No.	Exhibit

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3 to CPSI’s Current Report on Form 8-K dated October 28, 2013 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Form 10-Q for the period ended June 30, 2016