Form 10-Q
period 2016-09-30
COMPUTER PROGRAMS & SYSTEMS INC
filed 2016-11-08
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 7, 2016, there were 13,533,097 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.
Quarterly Report on Form 10-Q
(For the three and nine months ended September 30, 2016)

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$3,656	$24,951
Investments	—	10,824
Accounts receivable, net of allowance for doubtful accounts of $1,797 and $1,216, respectively	29,943	22,594
Financing receivables, current portion, net	7,628	10,576
Inventories	1,681	1,495
Deferred tax assets	—	2,335
Prepaid income taxes	1,264	427
Prepaid expenses and other	3,776	1,355
Total current assets	47,948	74,557
Property and equipment, net	14,164	14,351
Financing receivables, net of current portion	4,607	1,569
Intangible assets, net	109,720	—
Goodwill	166,109	—
Deferred tax assets	—	2,311
Total assets	$342,548	$92,788
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,334	$4,591
Current portion of long-term debt	5,075	—
Deferred revenue	8,655	3,821
Accrued vacation	4,873	3,412
Other accrued liabilities	8,068	5,598
Total current liabilities	34,005	17,422
Long-term debt, less current portion	150,587	—
Deferred tax liabilities	1,707	—
Total liabilities	186,299	17,422
Stockholders’ equity:
Common stock, $0.001 par value; 30,000 shares authorized; 13,533 and 11,303 shares issued and outstanding	13	11
Additional paid-in capital	144,943	44,187
Accumulated other comprehensive loss	—	(38)
Retained earnings	11,293	31,206
Total stockholders’ equity	156,249	75,366
Total liabilities and stockholders’ equity	$342,548	$92,788
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Sales revenues:
System sales and support	$47,329	$28,094	$150,270	$90,021
Business management, consulting and managed IT services	17,334	16,523	52,451	47,922
Total sales revenues	64,663	44,617	202,721	137,943
Costs of sales:
System sales and support	21,739	12,825	68,968	40,126
Business management, consulting and managed IT services	9,973	9,065	29,414	25,929
Total costs of sales	31,712	21,890	98,382	66,055
Gross profit	32,951	22,727	104,339	71,888
Operating expenses:
Product development	8,397	3,555	23,766	10,707
Sales and marketing	6,894	4,563	20,341	13,894
General and administrative	10,815	10,348	42,370	26,806
Amortization of acquisition-related intangibles	2,601	—	7,580	—
Total operating expenses	28,707	18,466	94,057	51,407
Operating income	4,244	4,261	10,282	20,481
Other income (expense):
Other income	53	137	121	335
Interest expense	(1,717)	—	(4,828)	—
Total other income (expense)	(1,664)	137	(4,707)	335
Income before taxes	2,580	4,398	5,575	20,816
Provision for income taxes	981	859	3,643	5,865
Net income	$1,599	$3,539	$1,932	$14,951
Net income per common share—basic	$0.12	$0.31	$0.15	$1.32
Net income per common share—diluted	$0.12	$0.31	$0.15	$1.32
Weighted average shares outstanding used in per common share computations:
Basic	13,327	11,091	13,224	11,074
Diluted	13,327	11,091	13,224	11,074
Dividends declared per common share	$0.34	$0.64	$1.62	$1.92
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$1,599	$3,539	$1,932	$14,951
Other comprehensive income (loss), net of tax
Change in unrealized income with realized income on the Statement of Operations	—	(18)	38	8
Total other comprehensive income (loss), net of tax	—	(18)	38	8
Comprehensive income	$1,599	$3,521	$1,970	$14,959

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity

	Shares	Amount
Balance at December 31, 2015	11,303	$11	$44,187	$(38)	$31,206	$75,366
Net income	—	—	—	—	1,932	1,932
Change in unrealized income with realized income on the Statement of Operations	—	—	—	38	—	38
Common stock issued as consideration for acquisition of HHI	1,974	2	89,801	—	—	89,803
Fair value of options issued as consideration for acquisition of HHI	—	—	5,748	—	—	5,748
Common stock issued upon exercise of stock options	169	—	1,134	—	—	1,134
Issuance of restricted stock	87	—	—	—	—	—
Stock-based compensation	—	—	4,023	—	—	4,023
Dividends	—	—	—	—	(21,845)	(21,845)
Excess tax benefit from share-based compensation	—	—	50	—	—	50
Balance at September 30, 2016	13,533	$13	$144,943	$—	$11,293	$156,249
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating Activities:
Net income	$1,932	$14,951
Adjustments to net income:
Provision for bad debt	722	741
Deferred taxes	3,735	(1,250)
Stock-based compensation	4,023	3,998
(Excess) deficient tax benefit from stock-based compensation	(50)	211
Depreciation	2,422	2,499
Amortization of acquisition-related intangibles	7,580	—
Amortization of deferred finance costs	501	—
Changes in operating assets and liabilities (net of acquired assets and liabilities):
Accounts receivable	(1,489)	365
Financing receivables	1,301	4,000
Inventories	31	(90)
Prepaid expenses and other	808	(688)
Accounts payable	(5,095)	824
Deferred revenue	(11,365)	(2,012)
Other liabilities	(6,841)	3,054
Prepaid income taxes/income taxes payable	(788)	(278)
Net cash provided by (used in) operating activities	(2,573)	26,325
Investing Activities:
Purchases of property and equipment	(39)	(447)
Purchases of investments	—	(117)
Purchase of business, net of cash received	(162,611)	—
Sale of investments	10,861	—
Net cash used in investing activities	(151,789)	(564)
Financing Activities:
Dividends paid	(21,845)	(21,709)
Proceeds from long-term debt	156,572	—
Payments of long-term debt principal	(2,344)	—
Payments of contingent consideration	(500)	—
Proceeds from exercise of stock options	1,134	—
Excess (deficient) tax benefit from stock-based compensation	50	(211)
Net cash provided by (used in) financing activities	133,067	(21,920)
(Decrease) increase in cash and cash equivalents	(21,295)	3,841
Cash and cash equivalents at beginning of period	24,951	23,792
Cash and cash equivalents at end of period	$3,656	$27,633
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,326	$—
Cash paid for income taxes, net of refund	$654	$7,418
Supplemental disclosure of non-cash information:
Fair value of common stock and options issued as consideration for acquisition of HHI	$95,551	$—
Write-off of fully depreciated assets	$2,769	$—
Capital lease obligation	$933	$—
Reclassification of inventory to property and equipment	$—	$33
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

Amounts presented for the three and nine months ended September 30, 2015 have been reclassified to conform to the current presentation. The following table provides the amounts reclassified for the three months ended September 30, 2015:

(In thousands)	As previously reported	Reclassifications	As reclassified
Sales revenues:
System sales	$9,072	$(9,072)	$—
Support and maintenance	19,022	(19,022)	—
System sales and support	—	28,094	28,094
Costs of sales:
System sales	9,726	(9,726)	—
Support and maintenance	6,654	(6,654)	—
System sales and support	—	12,825	12,825
Business management, consulting and managed IT services	10,626	(1,561)	9,065
Operating expenses:
Product development	—	3,555	3,555
Sales and marketing	3,002	1,561	4,563
The following table provides the amounts reclassified for the nine months ended September 30, 2015:

(In thousands)	As previously reported	Reclassifications	As reclassified
Sales revenues:
System sales	$33,925	$(33,925)	$—
Support and maintenance	56,096	(56,096)	—
System sales and support	—	90,021	90,021
Costs of sales:
System sales	30,177	(30,177)	—
Support and maintenance	20,656	(20,656)	—
System sales and support	—	40,126	40,126
Business management, consulting and managed IT services	30,517	(4,588)	25,929
Operating expenses:
Product development	—	10,707	10,707
Sales and marketing	9,306	4,588	13,894

2.     BUSINESS COMBINATION
Acquisition of HHI
On January 8, 2016, we acquired all of the assets and liabilities of HHI, including its wholly-owned subsidiaries, Healthland, AHT and Rycan. Healthland provides electronic health records ("EHR") and clinical information management solutions to over 350 hospital customers. AHT is a provider of clinical and financial solutions in the post-acute care market, serving over 3,300 skilled nursing facilities. Rycan offers SaaS-based revenue cycle management workflow and automation software to over 290 hospital customers.
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
Consideration for the acquisition included cash (net of cash of the acquired entities) of $162.6 million (inclusive of seller's transaction expenses), 1,973,880 shares of common stock of CPSI ("CPSI Common Stock"), and the assumption by CPSI of stock options that became exercisable for 174,972 shares of CPSI Common Stock. During 2015, we incurred approximately $3.0 million of pre-tax costs in connection with the acquisition of HHI. During the three and nine months ended September 30, 2016, we incurred approximately $0.1 million and $8.1 million, respectively, of pre-tax acquisition costs in connection with the acquisition of HHI. Acquisition costs are included in general and administrative expenses in our condensed consolidated statements of operations.
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
The gross contractual amount of accounts receivable of HHI at the date of acquisition was $9.4 million.
Our condensed consolidated statement of operations for the three and nine months ended September 30, 2016 includes revenues of approximately $20.8 million and $66.0 million, respectively, and pre-tax income of approximately $2.1 million and $10.0 million, respectively, attributed to the acquired business since the January 8, 2016 acquisition date.
The following unaudited pro forma revenue, net income (loss) and earnings per share amounts for the three and nine months ended September 30, 2016 and 2015 give effect to the HHI acquisition as if it had been completed on January 1, 2015. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of what the operating results actually would have been during the periods presented had the HHI acquisition been completed during the periods presented. In addition, the unaudited pro forma financial information does not purport to project future operating results. The pro forma information does not fully reflect: (1) any anticipated synergies (or costs to achieve synergies) or (2) the impact of non-recurring items directly related to the HHI acquisition.

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
(In thousands, except per share data)	2016	2015	2016	2015
Pro forma revenues	$65,179	$72,749	$206,423	$218,566
Pro forma net income (loss)	$2,010	$1,071	$6,439	$736
Pro forma diluted earnings (loss) per share	$0.15	$0.08	$0.48	$0.06
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
The Company incurred $0.1 million and $5.5 million, respectively, in acquisition-related costs, which are included in general and administrative expense in the Company’s statement of operations for the three and nine months ended September 30, 2016 that are reflected in pro forma net income (loss) for the three and nine months ended September 30, 2016. Severance costs of $2.6 million were not included in the acquisition costs for the purpose of calculating the pro forma results.
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

4.     PROPERTY AND EQUIPMENT
Property and equipment were comprised of the following at September 30, 2016 and December 31, 2015:

(In thousands)	September 30, 2016	December 31, 2015
Land	$2,848	$2,848
Buildings and improvements	9,432	9,432
Maintenance equipment	802	1,231
Computer equipment	5,174	4,798
Leasehold improvements	5,007	4,753
Office furniture and fixtures	3,594	4,336
Automobiles	335	335
	27,192	27,733
Less: accumulated depreciation	(13,028)	(13,382)
Property and equipment, net	$14,164	$14,351
5.     OTHER ACCRUED LIABILITIES
Other accrued liabilities were comprised of the following at September 30, 2016 and December 31, 2015:

(In thousands)	September 30, 2016	December 31, 2015
Salaries and benefits	$4,138	$2,292
Severance	552	1,569
Commissions	725	435
Self-insurance reserves	915	883
Contingent consideration	1,120	—
Other	618	419
	$8,068	$5,598
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

The Company did not have investments at September 30, 2016. Investments were comprised of the following at December 31, 2015:

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

The following is a calculation of the basic and diluted EPS for CPSI Common Stock, including a reconciliation between net income and net income attributable to common stockholders:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net income	$1,599	$3,539	$1,932	$14,951
Less: Net (income) loss attributable to participating securities	(24)	(67)	(8)	(319)
Net income attributable to common stockholders	$1,575	$3,472	$1,924	$14,632

Weighted average shares outstanding used in basic per common share computations	13,327	11,091	13,224	11,074
Add: Dilutive potential common shares	—	—	—	—
Weighted average shares outstanding used in diluted per common share computations	13,327	11,091	13,224	11,074

Basic EPS	$0.12	$0.31	$0.15	$1.32
Diluted EPS	$0.12	$0.31	$0.15	$1.32
During 2016, performance share awards were granted to certain executive officers and key employees of the Company that will result in the issuance of time-vesting restricted stock if the predefined performance criteria are met. The awards provide for an aggregate target of 77,594 shares, none of which have been included in the calculation of diluted EPS for the three and nine months ended September 30, 2016 because the related threshold award performance level has not been achieved as of September 30, 2016. See Note 9.
8.     INCOME TAXES
The Company determines the tax provision for interim periods using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.
Our effective tax rate for the three and nine months ended September 30, 2016 increased to 38.0% and 65.3% respectively, from 19.5% and 28.2% for the three and nine months ended September 30, 2015. Our effective tax rate for the three and nine months ended September 30, 2015 was uncharacteristically low as we recorded beneficial provision to return adjustments and beneficial adjustments to our reserve for uncertain tax positions that benefited the effective tax rate by a combined 14.3% and 7.3%, respectively, for each of the three and nine-month periods ended September 30, 2015. The effect of these items on our effective tax rate for the three and nine months ended September 30, 2016 was much lower as provision to return adjustments decreased in magnitude and no adjustments for uncertain tax positions were considered necessary. Additionally, our effective tax rate for the nine months ended September 30, 2016 was uncharacteristically high, primarily due to permanent non-deductible acquisition transaction costs of $3.8 million.
9.     STOCK-BASED COMPENSATION
Stock-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee’s or non-employee director’s requisite service period.

The following table shows total stock-based compensation expense for the three and nine months ended September 30, 2016 and 2015, included in the condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Costs of sales	$285	$385	$1,058	$1,062
Operating expenses	861	997	2,965	2,936
Pre-tax stock-based compensation expense	1,146	1,382	4,023	3,998
Less: income tax effect	(447)	(539)	(1,569)	(1,559)
Net stock-based compensation expense	$699	$843	$2,454	$2,439
The Company's stock-based compensation awards are in the form of restricted stock and performance share awards made pursuant to the Company's 2005 Restricted Stock Plan, 2012 Restricted Stock Plan for Non-Employee Directors, and 2014 Incentive Plan (the "Plans"). As of September 30, 2016, there was $6.9 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans expected to be recognized over the next three years.
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
A summary of restricted stock activity (including shares of restricted stock issued pursuant to the settlement of performance share awards) under the Plans during the nine months ended September 30, 2016 and 2015 is as follows:

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Shares	Weighted-Average Grant Date Fair Value Per Share	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested restricted stock outstanding at beginning of period	191,397	$57.12	160,216	$59.14
Granted	86,984	52.21	60,850	51.85
Performance share awards settled through the issuance of restricted stock	—	—	45,844	60.28
Vested	(91,038)	57.71	(60,170)	59.72
Forfeited	—	—	(12,885)	58.06
Nonvested restricted stock outstanding at end of period	187,343	$54.55	193,855	$57.01
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
A summary of performance share award activity under the 2014 Incentive Plan during the nine months ended September 30, 2016 and 2015 is as follows, based on the target award amounts set forth in the performance share award agreements:

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Performance share awards outstanding at beginning of period	49,471	$49.29	46,541	$60.28
Granted	77,594	49.64	52,364	49.29
Forfeited or unearned	(49,471)	49.29	(3,590)	51.42
Performance share awards settled through the issuance of restricted stock	—	—	(45,844)	60.28
Performance share awards outstanding at end of period	77,594	$49.64	49,471	$49.29

10.     FINANCING RECEIVABLES
Short-Term Payment Plans
The Company has sold information and patient care systems to certain healthcare providers under Second Generation Meaningful Use Installment Plans (see below) with maximum contractual terms of three years and expected terms of less than one year and other arrangements requiring fixed monthly payments over terms ranging from three to 12 months ("Fixed Periodic Payment Plans"). These receivables, collectively referred to as short-term payment plans and included in the current portion of financing receivables, were comprised of the following at September 30, 2016 and December 31, 2015:

(In thousands)	September 30, 2016	December 31, 2015
Second Generation Meaningful Use Installment Plans, gross	$3,922	$9,372
Fixed Periodic Payment Plans, gross	2,801	454
Short-term payment plans, gross	$6,723	$9,826

Less: allowance for losses	(1,004)	(491)
Less: unearned income	—	—
Short-term payment plans, net	$5,719	$9,335
Sales-Type Leases
Additionally, the Company leases its information and patient care systems to certain healthcare providers under sales-type leases expiring in various years through 2023. These receivables typically have terms from two to seven years, bear interest at various rates, and are usually collateralized by a security interest in the underlying assets. Since the Company has a history of successfully collecting amounts due under the original payment terms of these extended payment arrangements without making any concessions to its customers, the Company satisfies the requirement for revenue recognition. The Company’s history with these types of extended payment term arrangements supports management’s assertion that revenues are fixed and determinable and collection is probable.
The components of these lease receivables were as follows at September 30, 2016 and December 31, 2015:

(In thousands)	September 30, 2016	December 31, 2015
Sales-type leases, gross	$7,802	$3,239
Less: allowance for losses	(443)	(163)
Less: unearned income	(843)	(266)
Sales-type leases, net	$6,516	$2,810

Future minimum lease payments to be received subsequent to September 30, 2016 are as follows:

(In thousands)
Years Ended December 31,
2016	$654
2017	2,424
2018	1,512
2019	1,187
2020	1,190
Thereafter	835

Total minimum lease payments to be received	7,802
Less: allowance for losses	(443)
Less: unearned income	(843)

Lease receivables, net	$6,516

Credit Quality of Financing Receivables and Allowance for Credit Losses
The following table is a roll-forward of the allowance for financing credit losses for the nine months ended September 30, 2016 and year ended December 31, 2015:

(In thousands)	Balance at Beginning of Period	Provision	Charge-offs	Recoveries	Balance at End of Period
September 30, 2016	$654	$793	$—	$—	$1,447
December 31, 2015	$1,001	$236	$(583)	$—	$654
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
Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. To facilitate customer collection and credit monitoring efforts, financing receivable amounts are invoiced and reclassified to trade accounts receivable when they become due, with all invoiced amounts placed on nonaccrual status. As a result, all past due amounts related to the Company’s financing receivables are included in trade accounts receivable in the accompanying condensed consolidated balance sheets. The following is an analysis of the age of financing receivables amounts (excluding short-term payment plans) that have been reclassified to trade accounts receivable and were past due as of September 30, 2016 and December 31, 2015:

(In thousands)	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due
September 30, 2016	$230	$20	$48	$298
December 31, 2015	$251	$66	$29	$346
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

(In thousands)	September 30, 2016	December 31, 2015
Customer balances with amounts reclassified to trade accounts receivable that are:
1 to 90 Days Past Due	$4,963	$515
91 to 180 Days Past Due	244	230
181 + Days Past Due	—	—
Total customer balances with past due amounts reclassified to trade accounts receivable	$5,207	$745
Total customer balances with no past due amounts reclassified to trade accounts receivable	1,752	2,228
Total financing receivables with contractual maturities of one year or less	6,723	9,826
Less: allowance for losses	(1,447)	(654)
Total financing receivables	$12,235	$12,145
First Generation Meaningful Use Installment Plans
During 2012, the Company entered into multiple customer license agreements with payment terms requiring the customer to remit to the Company incentive payments (not to exceed the remaining balance of the contract price) received under the American Recovery and Reinvestment Act of 2009 (the "ARRA") for adoption of qualifying electronic health records ("EHRs"), with only nominal payment amounts required until the customer’s receipt of such incentive payments ("First Generation Meaningful Use Installment Plans"). If no such incentive payments are received by the customer or if such payments are not sufficient to pay the remaining balance under the arrangement, payments continue at contracted nominal amounts until the balance of the contract price is paid in full. Because of the significant difference in the underlying economics of these arrangements compared to our historical financing receivables, management has determined that these arrangements are not comparable to historical arrangements. In accordance with the Software topic and Revenue Recognition subtopic of the Codification, the Company recognizes revenue related to these arrangements as the amounts become due. Anticipated future cash flows from these First Generation Meaningful Use Installment Plans are excluded from the Company’s financing receivables and deferred revenue in the accompanying condensed consolidated balance sheets. As of September 30, 2016, there are no remaining amounts due under these arrangements.
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

11.     INTANGIBLE ASSETS AND GOODWILL
Our purchased definite-lived intangible assets as of September 30, 2016 are summarized as follows:

(In thousands)	Customer Relationships	Trademark	Developed Technology	Total
Gross carrying amount	$82,300	$10,900	$24,100	$117,300
Accumulated amortization	(4,763)	(619)	(2,198)	(7,580)
Net intangible assets	$77,537	$10,281	$21,902	$109,720
Weighted average remaining years of useful life	12	15	8	11
The following table represents the remaining amortization of definite-lived intangible assets as of September 30, 2016:

(In thousands)
For the year ended December 31,
2016	$2,602
2017	10,406
2018	10,406
2019	10,112
2020	10,105
Due thereafter	66,089
Total	$109,720
The following table sets forth the change in the carrying amount of goodwill by segment for the nine months ended September 30, 2016:

(In thousands)	Acute Care EHR	Post-acute Care EHR	TruBridge, Rycan, and Other Outsourcing	Total
Balance as of December 31, 2015	$—	$—	$—	$—
Goodwill acquired	95,523	57,420	13,166	166,109
Balance as of September 30, 2016	$95,523	$57,420	$13,166	$166,109
As of September 30, 2016, there was no impairment to goodwill.

12.     LONG-TERM DEBT
Long-term debt was comprised of the following at September 30, 2016 and December 31, 2015:

(In thousands)	September 30, 2016	December 31, 2015
Term loan facility	$122,656	$—
Revolving credit facility	35,000	—
Capital lease obligation	933	—
Debt obligations	158,589	—
Less: debt issuance costs	(2,927)	—
Debt obligation, net	155,662	—
Less: current portion	(5,075)	—
Long-term debt	$150,587	$—
As of September 30, 2016, the carrying value of debt approximates the fair value.
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
The Term Loan Facility bears interest at a rate per annum equal to an applicable margin plus (1) the Adjusted LIBOR rate for the relevant interest period, (2) an alternate base rate determined by reference to the greatest of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one-month LIBOR rate plus one percent per annum, or (3) a combination of (1) and (2). Interest on the outstanding principal of the Term Loan Facility is payable on the last day of each month, in the case of each base rate loan, and on the last day of each interest period (but no less frequently than every three months), in the case of LIBOR loans. Principal payments are due on the last day of each fiscal quarter beginning March 31, 2016, with the remainder due at maturity on January 8, 2021 (the "Maturity Date"). Anticipated annual future maturities of the Term Loan Facility, Revolving Credit Facility, and capital lease obligation are as follows as of September 30, 2016:

(In thousands)
2016	$853
2017	6,546
2018	9,690
2019	12,750
2020	15,625
Thereafter	113,125
$158,589
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
The Credit Agreement requires the Company to mandatorily prepay the Term Loan Facility and amounts borrowed under the Revolving Credit Facility with (i) 100% of net cash proceeds from certain sales and dispositions, subject to certain reinvestment rights, (ii) 100% of net cash proceeds from certain issuances or incurrences of additional debt, (iii) 50% of net cash proceeds from certain issuances or sales of equity securities, subject to a step down to 0% if the Company’s consolidated leverage ratio is no greater than 2.50:1.0, and (iv) beginning with the fiscal year ending December 31, 2016, 50% of excess cash flow (minus certain specified other payments), subject to a step down to 0% of excess cash flow if the Company’s consolidated leverage ratio is no greater than 2.50:1.0. The Company is permitted to voluntarily prepay the Term Loan Facility and amounts borrowed under the Revolving Credit Facility at any time without penalty, subject to customary “breakage” costs with respect to prepayments of LIBOR rate loans made on a day other than the last day of any applicable interest period. As of September 30, 2016, we believe that we were in compliance with all debt covenants contained in the Credit Agreement.
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

The Company did not have available-for-sale securities at September 30, 2016. The accrued contingent consideration depicted below represents the potential earnout incentive for former Rycan shareholders, relating to the purchase of Rycan by HHI in 2015. We have estimated the fair value of the contingent consideration based on the amount of revenue we expect to be earned by Rycan through the year ending December 31, 2018. The Company did not have a contingent consideration liability at December 31, 2015.

		Fair Value at September 30, 2016 Using
	Carrying Amount at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	9/30/2016	(Level 1)	(Level 2)	(Level 3)
Description
Contingent consideration	$1,120	$—	$—	$1,120
Total	$1,120	$—	$—	$1,120
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
The Company did not have available-for-sale securities at September 30, 2016. The following table summarizes the carrying amounts and fair values of certain assets at December 31, 2015:

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
The following table presents a summary of the revenues and gross profits of our three operating segments for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Revenues:
Acute Care EHR	$38,076	$28,094	$122,326	$90,021
Post-acute Care EHR	7,168	—	22,266	—
TruBridge, Rycan, and Other Outsourcing	19,419	16,523	58,129	47,922
Total revenues	$64,663	$44,617	$202,721	$137,943

Cost of sales:
Acute Care EHR	$18,160	$12,825	57,962	40,126
Post-acute Care EHR	3,100	—	8,761	—
TruBridge, Rycan, and Other Outsourcing	10,452	9,065	31,659	25,929
Total cost of sales	$31,712	$21,890	$98,382	$66,055

Gross profit:
Acute Care EHR	$19,916	$15,269	64,364	49,895
Post-acute Care EHR	4,068	—	13,505	—
TruBridge, Rycan, and Other Outsourcing	8,967	7,458	26,470	21,993
Total gross profit	$32,951	$22,727	$104,339	$71,888

Corporate operating expenses	$(28,707)	(18,466)	(94,057)	(51,407)
Other income (loss)	53	137	121	335
Interest expense	(1,717)	—	(4,828)	—
Income (loss) before taxes	$2,580	$4,398	$5,575	$20,816

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

In August 2016, the FASB issued ASU 2016-15, Classifications of Certain Cash Receipts and Cash Payments, which clarifies cash flow classification for eight specific issues, including debt prepayment or extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and proceeds from settlement of corporate-owned life insurance policies. This guidance will be effective for fiscal years and interim periods within those years beginning after December 15, 2017, which is effective for the Company as of the first quarter of our fiscal year ending December 31, 2018. The Company is currently evaluating the impact that the implementation of this standard will have on its financial statements.
17.     SUBSEQUENT EVENTS
On November 3, 2016, the Company announced a dividend for the third quarter of 2016 in the amount of $0.24 per share, payable on December 2, 2016, to stockholders of record as of the close of business on November 17, 2016.

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
January 2016 marked an important milestone for CPSI, as we announced the completion of our acquisition of HHI, the first major acquisition in the Company's history. With this acquisition, CPSI now has a presence in well over 1,000 rural and community hospitals and over 3,300 post-acute care facilities, adding significantly to our already substantial recurring revenue base and further expanding our ability to generate organic recurring revenue growth through additional cross-selling opportunities now available within the combined company. While the acquisition of HHI has negatively affected our net income for the first nine months of 2016 as a result of related transaction costs and amortization expense, we believe that the addition of HHI and its clients and products will enhance our ability to grow our business and compete in the markets that we serve.
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
Turbulence in the U.S. and worldwide economies and financial markets impacts almost all industries. While the healthcare industry is not immune to economic cycles, we believe it is more significantly affected by U.S. regulatory and national health projects than by the economic cycles of our economy. Additionally, healthcare organizations with a large dependency on Medicare and Medicaid populations, such as rural and community hospitals, have been affected by the challenging financial condition of the federal government and many state governments and government programs. Accordingly, we recognize that prospective hospital customers often do not have the necessary capital to make investments in information technology. Additionally, in response to these challenges, hospitals have become more selective regarding where they invest capital, resulting in a focus on strategic spending that generates a return on their investment. Despite these challenges, we believe healthcare information technology is often viewed as more strategically beneficial to hospitals than other possible purchases because the technology offers the possibility of a quick return on investment. Information technology also plays an important role in healthcare by improving safety and efficiency and reducing costs. Additionally, we believe most hospitals recognize that they must invest in healthcare information technology to meet current and future regulatory, compliance and government reimbursement requirements.

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
American Recovery and Reinvestment Act of 2009
While ongoing financial challenges facing healthcare organizations have impacted and are expected to continue to impact the rural and community hospitals that comprise our target market, we believe that the incentives offered by the American Recovery and Reinvestment Act of 2009 (the "ARRA") for the adoption of qualifying EHRs have increased and will continue to support demand for healthcare information technology and will have a positive impact on our business prospects through at least 2017. As of September 30, 2016, incentive payments totaling $35.4 billion have been made to aid healthcare organizations in modernizing their operations through the acquisition and wide-spread use of healthcare information technology. Eligible hospitals could begin receiving these incentive payments in any year from 2011 through 2015, but the total incentive payment is decreased for hospitals that started receiving payments in 2014 and later. Additionally, reimbursements under Medicare have been reduced for those eligible healthcare providers that did not begin to demonstrate meaningful use of an EHR by October 1, 2014.
The accelerated adoption of EHRs resulting from the ARRA's EHR incentive program has resulted in a narrowing market for new system installations and has accelerated the purchases of incremental applications by our existing customer base to satisfy the current meaningful use rules, thereby also narrowing the market for add-on sales to existing customers for meaningful use stage two-related incremental applications. Despite these narrowing markets, we expect to continue to benefit from the ARRA's EHR incentive program in the medium-to-long term as the expanded requirements for continued eligibility for incentive payments and related payment adjustments for those healthcare providers not in compliance with meaningful use rules are expected to result in both an expanded replacement market for EHRs and additional orders from our existing customer base to purchase incremental applications necessary to satisfy such expanded requirements, particularly as the stage three meaningful use rules become effective. The stage three requirements will be optional for 2017, with all providers required to comply with the stage three requirements beginning in 2018. However, as the EHR replacement market is not likely to develop rapidly and the market for add-on sales to existing customers for incremental stage three-related applications is not likely to significantly expand until the related stage three rules become effective, our system sales revenues and profitability are expected to be materially and adversely affected during the short-term. Although we are pursuing other strategic initiatives designed to result in system sales revenue growth in the future in the form of selective expansion into English-speaking international markets, selective expansion within the 100 to 300 bed hospital market and targeted expansion for our ambulatory solutions, there can be no guarantee that such initiatives will prove successful or will benefit the Company in a sufficiently timely fashion to offset the short-term effects of the aforementioned narrowing markets.
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

Results of Operations
During the nine months ended September 30, 2016, we generated revenues of $202.7 million from the sale of our products and services, compared to $137.9 million during the nine months ended September 30, 2015, an increase of 47.0% that is primarily attributed to contributions from the acquisition of HHI. Our net income for the nine months ended September 30, 2016 decreased 87.1% from the first nine months of 2015, primarily due to the HHI-related transaction costs and amortization expense in the combined amount of $15.7 million, while cash flow from operations decreased 109.8%, due to the aforementioned transaction costs and acquisition-related investments in working capital.
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

The following table sets forth certain items included in our results of operations for the three and nine months ended September 30, 2016 and 2015, expressed as a percentage of our total revenues for these periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
(In thousands)	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
System sales and support	$47,329	73.2%	$28,094	63.0%	$150,270	74.1%	$90,021	65.3%
Business management, consulting and managed IT services	17,334	26.8%	16,523	37.0%	52,451	25.9%	47,922	34.7%
Total sales revenues	64,663	100.0%	44,617	100.0%	202,721	100.0%	137,943	100.0%
Costs of sales:
System sales and support	21,739	33.6%	12,825	28.7%	68,968	34.0%	40,126	29.1%
Business management, consulting and managed IT services	9,973	15.4%	9,065	20.3%	29,414	14.5%	25,929	18.8%
Total costs of sales	31,712	49.0%	21,890	49.1%	98,382	48.5%	66,055	47.9%
Gross profit	32,951	51.0%	22,727	50.9%	104,339	51.5%	71,888	52.1%
Operating expenses:
Product development	8,397	13.0%	3,555	8.0%	23,766	11.7%	10,707	7.8%
Sales and marketing	6,894	10.7%	4,563	10.2%	20,341	10.0%	13,894	10.1%
General and administrative	10,815	16.7%	10,348	23.2%	42,370	20.9%	26,806	19.4%
Amortization of acquisition-related intangibles	2,601	4.0%	—	—%	7,580	3.7%	—	—%
Total operating expenses	28,707	44.4%	18,466	41.4%	94,057	46.4%	51,407	37.3%
Operating income	4,244	6.6%	4,261	9.6%	10,282	5.1%	20,481	14.8%
Other income (expense):
Other income	53	0.1%	137	0.3%	121	0.1%	335	0.2%
Interest expense	(1,717)	(2.7)%	—	—%	(4,828)	(2.4)%	—	—%
Total other income (expense)	(1,664)	(2.6)%	137	0.3%	(4,707)	(2.3)%	335	0.2%
Income before taxes	2,580	4.0%	4,398	9.9%	5,575	2.8%	20,816	15.1%
Provision for income taxes	981	1.5%	859	1.9%	3,643	1.8%	5,865	4.3%
Net income	$1,599	2.5%	$3,539	7.9%	$1,932	1.0%	$14,951	10.8%
Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015
Revenues. Total revenues for the three months ended September 30, 2016 increased 44.9%, or $20.0 million, compared to the three months ended September 30, 2015. This was largely attributable to $20.8 million of revenue contributions from the acquisition of HHI.

System sales and support revenues increased by 68.5%, or $19.2 million, from the third quarter of 2015. System sales and support revenues were comprised of the following for the three months ended September 30, 2016 and September 30, 2015, with increases in both system sales and support mostly attributable to $10.0 million and $10.6 million, respectively, of revenue contributions from the acquisition of HHI.

	Three Months Ended
(In thousands)	September 30, 2016	September 30, 2015
System sales(1)	$18,363	$10,066
Support(1)	28,966	18,028
	$47,329	$28,094

(1) Note these amounts differ from amounts previously reported as "System sales" and "Support and maintenance" under our prior revenue classifications, as certain revenue categories (such as Saas/Cloud EHR) that were formerly included in "Support and maintenance" revenues are now classified as a component of "System sales."

The combined $20.6 million of revenue contributions from the acquisition of HHI were partially offset by a $1.3 million decrease in revenues from CPSI-legacy operations, as add-on sales to existing customers for the Company's Emergency Department and Thrive Provider EHR solutions experienced a decline due to lower installation volumes, reducing add-on sales by approximately 32.4%, or $2.6 million. This was partially offset by a $1.1 million increase in revenues generated from new system installations that is mostly attributable to timing of such installations. Related to the market for new system installations, CPSI-legacy operations completed financial and patient accounting system installations at five new hospital clients in the third quarter of 2016 (three of which were under Cloud EHR or other SaaS arrangements, under which the related costs are all captured in the period of installation with the resulting revenue recognized ratably over the contractual term as the services are provided) compared to four during the third quarter of 2015 (two of which were under Cloud EHR or other SaaS arrangements).
Business management, consulting and managed IT services revenues increased by 4.9%, or $0.8 million, from the third quarter of 2015. Our hospital clients operate in an environment typified by rising costs and increased complexity and are increasingly seeking to alleviate themselves of the ever increasing administrative burden of operating their own business office functions, resulting in an expanded customer base for our private pay services (increasing 6.8%, or $0.2 million, as compared to the third quarter of 2015) and accounts receivable management services (increasing 5.9%, or $0.3 million, as compared to the third quarter of 2015). Additionally, the added complexity of the medical coding environment facing healthcare providers since ICD-10 became effective on October 1, 2015 has resulted in a substantial increase in demand for our medical coding services, resulting in an increase in these revenues of 61.5%, or $0.4 million, from the third quarter of 2015 to the third quarter of 2016. Lastly, the acquisition of HHI contributed $0.2 million of incremental revenues for the third quarter of 2016.
Costs of Sales. Total costs of sales increased by 44.9%, or $9.8 million, from the third quarter of 2015. This increase was mostly attributable to $10.6 million of cost of sales contributions from the acquisition of HHI, which were partially offset by a $0.8 million decrease in travel costs associated with the decreased system sales volumes discussed above related to CPSI-legacy operations. As a percentage of total revenues, costs of sales was consistent at 49.0%.
Costs of system sales and support increased by 69.5%, or $8.9 million, from the third quarter of 2015 due primarily to $10.1 million of costs of sales contributions from the acquisition of HHI, partially offset by a 9.1%, or $1.2 million, decrease in costs related to CPSI-legacy operations, primarily the result of decreased travel costs associated with the decreased system sales volumes discussed above. The gross margin on system sales and support decreased to 54.1% in the third quarter of 2016 from 54.3% in the third quarter of 2015, primarily due to the margin profile associated with the HHI system sales and support revenues. The gross margin on system sales and support generated by HHI operations was 51.0% in the third quarter of 2016. Comparatively, the gross margin on system sales and support generated by CPSI-legacy operations was 56.4% during the third quarter of 2016, increasing slightly from 54.3% during the third quarter of 2015. The difference between the system sales and support gross margins of HHI operations and CPSI-legacy operations is the byproduct of a decreased support customer base for HHI compared to CPSI-legacy, resulting in a sales mix for HHI that is more heavily weighted towards the more cost-intensive system sales revenues.
Our costs associated with business management, consulting and managed IT services increased 10.0%, or $0.9 million, with the largest contributing factor being an increase in payroll and related costs of 20.5%, or $1.1 million, as a result of adding more employees during the trailing twelve months in order to support and develop our growing customer base and increase capacity in advance of anticipated future increases in demand. These increased payroll costs have been compounded by a shift in hiring strategy during the trailing twelve months that has reduced our reliance on temporary labor in favor of direct hiring, resulting in a corresponding $0.6 million decrease in temporary labor costs. The acquisition of HHI contributed an additional $0.5 million to such cost of sales. The gross margin on these services decreased to 42.5% in the third quarter of 2016 from 45.1% in the third quarter of 2015. This margin compression is primarily due to headcount growth related to our accounts receivable management services outpacing the related revenue growth, as recent bookings have not fully converted into revenues as of September 30, 2016, but nevertheless require immediate investment in capacity.
Product Development Costs. Product development costs increased 136.2%, or $4.8 million, from the third quarter of 2015, which increase is almost entirely attributable to the acquisition of HHI.
Sales and Marketing Expenses. Sales and marketing expenses increased 51.1%, or $2.3 million, from the third quarter of 2015, with the largest contributing factor being $1.8 million of contributions from the acquisition of HHI. Additionally, payroll and related costs associated with our CPSI-legacy operations have increased $0.3 million due to the expansion of our sales force.
General and Administrative Expenses. General and administrative expenses increased 4.5%, or $0.5 million, from the third quarter of 2015. General and administrative cost contributions from the acquisition of HHI totaled $1.6 million, with an additional $0.1 million of transaction-related costs. The increase in expenses due to the HHI acquisition, along with an additional $0.6 million for a second user group conference added in 2016 to accommodate HHI customers, was offset by a $1.9 million reduction in severance costs. The Company incurred one-time severance costs in the third quarter of 2015 related to a voluntary termination program instituted by the Company during that quarter.
Amortization of Acquisition-Related Intangibles. Amortization expense associated with acquisition-related intangible assets were new to the Company during 2016 as a result of the HHI acquisition, resulting in $2.6 million of expenses in the third quarter of 2016.
As a percentage of total revenues, total operating expenses increased to 44.4% in the third quarter of 2016 compared to 41.4% in the third quarter of 2015.
Total Other Income (Expense). Total other income (expense) decreased from income of $0.1 million during the third quarter of 2015 to expense of $1.7 million during the third quarter of 2016, as the debt obligations entered into to facilitate the acquisition of HHI have resulted in interest expense of $1.7 million during the third quarter of 2016, with no such expense during the third quarter of 2015, as the Company had no outstanding debt obligations during the 2015 period.
As a result of the foregoing factors, income before taxes decreased by 41.3%, or $1.8 million, from the third quarter of 2015.
Income Taxes. Our effective income tax rates for the three months ended September 30, 2016 and 2015 were 38.0% and 19.5%, respectively. Our effective tax rate for the three months ended September 30, 2015 was uncharacteristically low as we recorded beneficial provision to return adjustments and beneficial adjustments to our reserve for uncertain tax positions that benefited the effective tax rate by a combined 14.3%. The effect of these items on our effective tax rate for the three months ended September 30, 2016 was much lower as provision to return adjustments decreased in magnitude and no adjustments for uncertain tax positions were considered necessary.
Net Income. Net income for the three months ended September 30, 2016 decreased by 54.8%, or $1.9 million, to a net income of $1.6 million, or $0.12 per basic and diluted share, compared with net income of $3.5 million, or $0.31 per basic and diluted share, for the three months ended September 30, 2015. Net income represented 2.5% of revenue for the three months ended September 30, 2016, compared to 7.9% of revenue for the three months ended September 30, 2015.
Results of Operations by Segment. We operate in three reportable segments: (1) Acute Care EHR, (2) Post-acute Care EHR and (3) TruBridge, Rycan, and Other Outsourcing. See Note 15 above for additional information on our segment reporting. The following table presents a summary of our operating segment information for the three months ended September 30, 2016 and 2015, respectively:

	Three Months Ended
(In thousands)	September 30, 2016	September 30, 2015
Sales revenues:
Acute Care EHR	$38,076	$28,094
Post-acute Care EHR	7,168	—
TruBridge, Rycan, and Other Outsourcing	19,419	16,523
Total revenues	$64,663	$44,617

Costs of sales:
Acute Care EHR	$18,160	$12,825
Post-acute Care EHR	3,100	—
TruBridge, Rycan, and Other Outsourcing	10,452	9,065
Total costs of sales	$31,712	$21,890

Gross profit:
Acute Care EHR	$19,916	$15,269
Post-acute Care EHR	4,068	—
TruBridge, Rycan, and Other Outsourcing s	8,967	7,458
Total gross profit	$32,951	$22,727
Acute Care EHR
Acute Care EHR revenues increased by 35.5%, or $10.0 million, from the third quarter of 2015, due primarily to $11.3 million of revenue contributions from the acquisition of HHI, partially offset by a $1.3 million decrease in revenues from CPSI-legacy operations, as add-on sales to existing customers for the Company’s Emergency Department and Thrive Provider EHR solutions experienced a decline due to lower installation volumes, reducing add-on sales by approximately 32.4%, or $2.6 million. This was partially offset by a $1.1 million increase in revenues generated from new system installations that is mostly attributable to timing of such installations.
Acute Care EHR costs of sales increased by 41.6%, or $5.3 million, from the third quarter of 2015, due primarily to $6.5 million of costs of sales contributions from the acquisition of HHI, partially offset by a 9.1%, or $1.2 million, decrease in costs related to CPSI-legacy operations, mostly the result of decreased travel costs associated with the decreased system sales volumes discussed above.
The gross margin on Acute Care EHR revenues decreased from 54.3% during the third quarter of 2015 to 52.3% during the third quarter of 2016, primarily due to the differing margin profiles between CPSI-legacy operations and those generated by HHI operations. CPSI-legacy gross margins from Acute Care EHR revenues increased slightly from 54.3% during the third quarter of 2015 to 56.4% during the third quarter of 2016, compared to gross margins from Acute Care EHR revenues generated by HHI operations of 42.6% during the third quarter of 2016. The significant difference between the Acute Care EHR gross margins of HHI operations and CPSI-legacy operations is the byproduct of a decreased support customer base for HHI compared to CPSI-legacy, resulting in a sales mix that is now more heavily weighted towards the more cost-intensive system sales revenues.
Post-acute Care EHR
The Company's acquisition of HHI in January 2016 marked the Company's entrance into the Post-acute Care EHR marketplace and, as a result, there were no related revenues or costs of sales for the third quarter of 2015.
TruBridge, Rycan, and Other Consulting
TruBridge, Rycan, and Other Outsourcing revenues increased by 17.5%, or $2.9 million, from the third quarter of 2015, due mostly to $2.3 million of revenue contributions from the acquisition of HHI. Revenues related to TruBridge-legacy operations increased 3.6%, or $0.6 million, primarily driven by the expanding customer base for our private pay services (increasing 6.8%, or $0.2 million, over the 2015 third quarter) and accounts receivable management services (increasing 5.9%, or $0.3 million, over the 2015 third quarter) as healthcare industry dynamics are resulting in a growing population of healthcare providers seeking to alleviate themselves of the administrative burden of operating their own business office functions.

Additionally, the Company has generated a $0.4 million increase in revenues associated with medical coding services driven by the added coding complexities introduced by ICD-10, which became effective on October 1, 2015.
TruBridge, Rycan and Other Outsourcing costs of sales increased by 15.3%, or $1.4 million, from the third quarter of 2015, as the acquisition of HHI has contributed additional costs of sales of $1.0 million and costs of sales related to TruBridge-legacy operations have increased 4.6%, or $0.4 million. The increased costs within TruBridge-legacy operations is primarily due to an increase in payroll costs of 20.5%, or $1.1 million, over the 2015 third quarter, as a result of adding more employees during the trailing twelve months in order to support and develop our growing customer base and increase capacity in advance of anticipated future increases in demand. This has been partially offset by a decrease in temporary labor costs of 69.4%, or $0.6 million, due to intentional efforts to fulfill our incremental labor needs through direct hiring as opposed to contract or temporary labor.
As a result of the increased revenues from our growing customer base and the aforementioned investments in capacity, the gross margin on TruBridge, Rycan and Other Outsourcing revenues increased to 46.2% during the third quarter of 2016 from 45.1% during the third quarter of 2015.
Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015
Revenues. Total revenues for the nine months ended September 30, 2016 increased 47.0%, or $64.8 million, compared to the nine months ended September 30, 2015. This was largely attributable to $66.0 million of revenue contributions from the acquisition of HHI.
System sales and support revenues increased by 66.9%, or $60.2 million, from the first nine months of 2015. System sales and support revenues were comprised of the following for the nine months ended September 30, 2016 and September 30, 2015, with increases in both system sales and support mostly attributable to $33.1 million and $32.0 million, respectively, of revenue contributions from the acquisition of HHI.

	Nine Months Ended
(In thousands)	September 30, 2016	September 30, 2015
System sales(1)	$63,152	$36,499
Support(1)	87,118	53,522
	$150,270	$90,021

(1) Note these amounts differ from amounts previously reported as "System sales" and "Support and maintenance" under our prior revenue classifications as certain revenue categories (such as Saas/Cloud EHR) that were formerly included in "Support and maintenance" revenues are now classified as a component of "System sales."

The combined $65.1 million of revenue contributions from the acquisition of HHI were partially offset by a $4.9 million decrease in revenues from CPSI-legacy operations, as add-on sales to existing customers for the Company's Emergency Department and Thrive Provider EHR solutions experienced a decline due to lower installation volumes during the nine months ended September 30, 2016. Related to the market for new system installations, CPSI-legacy operations completed financial and patient accounting system installations at 16 new hospital clients in the first nine months of 2016 (four of which were under Cloud EHR or other SaaS arrangements) compared to 12 during the third quarter of 2015 (five of which were under Cloud EHR or other SaaS arrangements). Despite the increase in non-Cloud EHR new system installation activity, the related revenues remained relatively unchanged as the average installation value has decreased from the first nine months of 2015.
Business management, consulting and managed IT services revenues increased by 9.5%, or $4.5 million, from the first nine months of 2015. Our hospital clients operate in an environment typified by rising costs and increased complexity and are increasingly seeking to alleviate themselves of the ever increasing administrative burden of operating their own business office functions, resulting in an expanded customer base for our private pay services (increasing 7.1%, or $0.7 million, as compared to the first nine months of 2015) and accounts receivable management services (increasing 11.5%, or $1.8 million, as compared to the first nine months of 2015). Additionally, the added complexity of the medical coding environment facing healthcare providers since ICD-10 became effective on October 1, 2015 has resulted in a substantial increase in demand for our medical coding services, resulting in an increase in these revenues of 99.4%, or $1.4 million, from the first nine months of 2015 to the first nine months of 2016. Lastly, the acquisition of HHI contributed $0.9 million of incremental revenues for the first nine months of 2016. These increases were partially offset by a 10.4%, or $0.3 million, decrease in statement outsourcing reflecting a continuing trend of customer count reduction for statement outsourcing.

Costs of Sales. Total costs of sales increased by 48.9%, or $32.3 million, from the first nine months of 2015. This increase was mostly attributable to $33.0 million of cost of sales contributions from the acquisition of HHI. As a percentage of total revenues, costs of sales increased to 48.5% from 47.9%.
Costs of system sales and support increased by 71.9%, or $28.8 million, from the first nine months of 2015 due mostly to $32.0 million of costs of sales contributions from the acquisition of HHI, partially offset by a 7.8%, or $3.1 million, decrease in costs related to CPSI-legacy operations, mostly the result of decreased payroll and related costs due to managed attrition in the trailing twelve months. The gross margin on system sales and support decreased to 54.1% in the first nine months of 2016, from 55.4% in the first nine months of 2015, primarily due to the margin profile associated with the HHI system sales and support revenues. The gross margin on system sales and support generated by HHI operations was 50.9% in the first nine months of 2016. Comparatively, the gross margin on system sales and support generated by CPSI-legacy operations was 56.6% during the first nine months of 2016, increasing slightly from 55.4% during the first nine months of 2015. The significant difference between the system sales and support gross margins of HHI operations and CPSI-legacy operations is the byproduct of a decreased support customer base for HHI compared to CPSI-legacy, resulting in a sales mix for HHI that is more heavily weighted towards the more cost-intensive system sales revenues.
Our costs associated with business management, consulting and managed IT services increased 13.4%, or $3.5 million, with the largest contributing factor being an increase in payroll costs of 24.0%, or $3.6 million, as a result of adding more employees during the trailing twelve months in order to support and develop our growing customer base and increase capacity in advance of anticipated future increases in demand. The gross margin on these services decreased to 43.9% in the first nine months of 2016, from 45.9% in the first nine months of 2015. This margin compression is primarily due to headcount growth related to our accounts receivable management services outpacing the related revenue growth, as recent bookings have not fully converted into revenues as of September 30, 2016, but nevertheless require immediate investment in capacity.
Product Development Costs. Product development costs increased 122.0%, or $13.1 million, from the first nine months of 2015, with nearly all of this increase related to contributions from the acquisition of HHI.
Sales and Marketing Expenses. Sales and marketing expenses increased 46.4%, or $6.4 million, from the first nine months of 2015, with the largest contributing factor being $5.3 million of contributions from the acquisition of HHI. Additionally, payroll and related costs and travel costs associated with our CPSI-legacy operations have increased a combined $1.1 million due to the expansion of our sales force.
General and Administrative Expenses. General and administrative expenses increased 58.1%, or $15.6 million, from the first nine months of 2015, with the largest contributing factor being $8.1 million of transaction costs associated with our acquisition of HHI. Other contributing factors were $2.2 million increase in payroll expenses, a $2.1 million increase in employee health expenses, a $0.6 million increase in retirement plan benefits, a $1.2 million increase in rent expenses, a $0.7 million increase in utilities, and a $0.7 million increase due to an added user group conference, all related to the HHI acquisition.
Amortization of Acquisition-Related Intangibles. Amortization expense associated with acquisition-related intangible assets were new to the Company during the first nine months of 2016 as a result of the HHI acquisition, resulting in $7.6 million of expenses in the first nine months of 2016.
As a percentage of total revenues, total operating expenses increased to 46.4% in the first nine months of 2016, compared to 37.3% in the first nine months of 2015.
Total Other Income (Expense). Total other income (expense) decreased from income of $0.3 million during the first nine months of 2015 to expense of $4.7 million during the first nine months of 2016, as the debt obligations entered into to facilitate the acquisition of HHI have resulted in interest expense of $4.8 million during the first nine months of 2016, with no such expense during the first nine months of 2015, as the Company had no outstanding debt obligations during the 2015 period.
As a result of the foregoing factors, income before taxes decreased by 73.2%, or $15.2 million, from the first nine months of 2015.
Income Taxes. Our effective income tax rates for the nine months ended September 30, 2016 and 2015 were 65.3% and 28.2%, respectively. During the first nine months of 2015, we recorded beneficial adjustments related to our reserves for uncertain tax positions due to then-recent developments in the examination by the Internal Revenue Service of our federal returns for tax years 2004 through 2009, primarily in relation to research credits claimed on those returns. These beneficial adjustments reduced the effective tax rate for the first nine months of 2015 by 5.9%. Comparatively, during the first nine months of 2016, the identification of nondeductible facilitative transaction costs has resulted in combined additional income tax expense of $1.4 million, increasing the period’s effective tax rate by 25.3%.

Net Income. Net income for the nine months ended September 30, 2016 decreased by 87.1%, or $13.0 million, to a net income of $1.9 million, or $0.15 per basic and diluted share, compared with net income of $15.0 million, or $1.32 per basic and diluted share, for the nine months ended September 30, 2015. Net income represented 1.0% of revenue for the nine months ended September 30, 2016, compared to 10.8% of revenue for the nine months ended September 30, 2015.
Results of Operations by Segment. We operate in three reportable segments: (1) Acute Care EHR, (2) Post-acute Care EHR and (3) TruBridge, Rycan, and Other Outsourcing. See Note 15 above for additional information on our segment reporting. The following table presents a summary of our operating segment information for the nine months ended September 30, 2016 and 2015, respectively:

	Nine Months Ended
(In thousands)	September 30, 2016	September 30, 2015
Sales revenues:
Acute Care EHR	$122,326	$90,021
Post-acute Care EHR	22,266	—
TruBridge, Rycan, and Other Outsourcing	58,129	47,922
Total revenues	$202,721	$137,943

Costs of sales:
Acute Care EHR	$57,962	$40,126
Post-acute Care EHR	8,761	—
TruBridge, Rycan, and Other Outsourcing	31,659	25,929
TruBridge, Rycan, and Other Outsourcing	$98,382	$66,055

Gross profit:
Acute Care EHR	$64,364	$49,895
Post-acute Care EHR	13,505	—
TruBridge, Rycan, and Other Outsourcing	26,470	21,993
Total gross profit	$104,339	$71,888
Acute Care EHR
Acute Care EHR revenues increased by 35.9%, or $32.3 million, from the first nine months of 2015, due mostly to $37.1 million of revenue contributions from the acquisition of HHI, partially offset by a $4.8 million decrease in revenues from CPSI-legacy operations, as add-on sales to existing customers for the Company's Emergency Department and Thrive Provider EHR solutions experienced a decline due to lower installation volumes.
Acute Care EHR costs of sales increased by 44.4%, or $17.8 million, from the first nine months of 2015, due mostly to $21.0 million of costs of sales contributions from the acquisition of HHI, partially offset by a 7.8%, or $3.1 million, decrease in costs related to CPSI-legacy operations, mostly the result of decreased payroll and related costs due to managed attrition in the trailing twelve months.
The gross margin on Acute Care EHR revenues decreased from 55.4% during the first nine months of 2015 to 52.6% during the first nine months of 2016, mostly due to the differing margin profiles between CPSI-legacy operations and those generated by HHI operations. CPSI-legacy gross margins from Acute Care EHR revenues increased slightly from 55.4% during the first nine months of 2015 to 56.6% during the first nine months of 2016, compared to gross margins from Acute Care EHR revenues generated by HHI operations of 43.6% during the first nine months of 2016. The significant difference between the Acute Care EHR gross margins of HHI operations and CPSI-legacy operations is the byproduct of a significantly decreased support customer base for HHI compared to CPSI-legacy, resulting in a sales mix that is now more heavily weighted towards the more cost-intensive system sales revenues.
Post-acute Care EHR
The Company's acquisition of HHI in January 2016 marked the Company's entrance into the Post-acute Care EHR marketplace and, as a result, there were no related revenues or costs of sales for the first nine months of 2015.

TruBridge, Rycan, and Other consulting
TruBridge, Rycan and Other Outsourcing revenues increased by 21.3%, or $10.2 million, as compared to the first nine months of 2015, due mostly to $6.6 million of revenue contributions from the acquisition of HHI. Revenues related to TruBridge-legacy operations increased 7.5%, or $3.6 million, as compared to the first nine months of 2015, primarily driven by the expanding customer base for our private pay services (increasing 7.1%, or $0.7 million, as compared to the first nine months of 2015) and accounts receivable management services (increasing 11.5%, or $1.8 million, as compared to the first nine months of 2015) as healthcare industry dynamics are resulting in a growing population of healthcare providers seeking to alleviate themselves of the administrative burden of operating their own business office functions. Additionally, the Company has generated a $1.4 million increase in revenues associated with medical coding services driven by the added coding complexities introduced by ICD-10, which became effective on October 1, 2015. These increases were partially offset by a 10.4%, or $0.3 million, decrease in statement outsourcing reflecting a continuing trend of customer count reduction for statement outsourcing.
TruBridge, Rycan and Other Outsourcing costs of sales increased by 22.1%, or $5.7 million, as compared to the first nine months of 2015, as the acquisition of HHI has contributed additional costs of sales of $3.3 million and costs of sales related to TruBridge-legacy operations have increased 9.5%, or $2.5 million. The increased costs within TruBridge-legacy operations is primarily due to an increase in payroll costs of 24.0%, or $3.6 million, as a result of adding more employees during the trailing twelve months in order to support and develop our growing customer base and increase capacity in advance of anticipated future increases in demand. This has been partially offset by a decrease in temporary labor costs of 59.0%, or $1.2 million, due to intentional efforts to fulfill our incremental labor needs through direct hiring as opposed to contract or temporary labor.
The gross margin on TruBridge, Rycan and Other Outsourcing revenues decreased from 45.9% during the first nine months of 2015 to 45.5% during the first nine months of 2016, as a result of the aforementioned investment in capacity, which we consider a necessary investment to support future revenue growth.
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2016, our principal sources of liquidity consisted of cash and cash equivalents of $3.7 million and our remaining borrowing capacity under the Revolving Credit Facility (as defined below) compared to $25.0 million of cash and cash equivalents and investments of $10.8 million as of December 31, 2015. As noted previously, in January 2016 we completed our acquisition of HHI. In conjunction with the acquisition, we entered into a syndicated credit agreement (the "Credit Agreement,") described further below, with Regions Bank ("Regions") serving as administrative agent, which provided for a $125 million term loan facility (the "Term Loan Facility") and a $50 million revolving credit facility (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Credit Facilities"). The cash portion of the purchase price for our acquisition of HHI was funded by the $125 million Term Loan Facility and $25 million borrowed under the Revolving Credit Facility, as well as available cash on hand (net of cash of the acquired entities) of $15.8 million (inclusive of financing costs and seller's transaction expenses). As of September 30, 2016, we had $157.7 million in principal amount of indebtedness outstanding under the Credit Facilities.
We believe that our cash and cash equivalents of $3.7 million as of September 30, 2016, the future operating cash flows of the newly combined entity, and our remaining borrowing capacity under the Revolving Credit Facility of $15 million as of September 30, 2016, taken together, provide adequate resources to fund ongoing cash requirements for the next twelve months. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of filing of this Form 10-Q. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.
Operating Cash Flow Activities
Net cash provided by operating activities decreased 109.8%, or $28.9 million, from $26.3 million provided by operations for the nine months ended 2015 to $(2.6) million provided by operations for the nine months ended 2016, primarily due to the impact of the HHI acquisition. During the first nine months of 2016, we invested heavily in improving the working capital of the HHI entities post-acquisition in order to normalize the aging of vendor payables and improve acquired vendor relationships, resulting in a combined cash outflow related to changes in accounts payable and other liabilities of $11.9 million during the first nine months of 2016, whereas the movement of these working capital components improved operating cash flows by $3.9 million during the first nine months of 2015. Additionally, the acquisition of HHI included significant deferred revenue balances at the date of acquisition, for which the subsequent revenue recognition has had no benefit to our operating cash flows. Consequently, our operating cash flows have been negatively affected by the net impact of deferred revenue balances in the amount of $11.4 million, whereas this impact during the first nine months of 2015 was limited to $2.0 million. Lastly, the Company has incurred $8.1 million of transaction costs, the vast majority of which have been in cash, associated with the HHI acquisition during the first nine months of 2016, with no such costs during the first nine months of 2015.
Investing Cash Flow Activities
Net cash used in investing activities increased to $151.8 million in the first nine months of 2016 from only $0.6 million during the first nine months of 2015. We utilized cash (net of cash acquired) of $162.6 million for the acquisition of HHI during the first nine months of 2016, partially offset by sales of investments in available-for-sale securities of $10.9 million during this period. Investing cash flow activities during the first nine months of 2015 were primarily limited to $0.4 million of capital expenditures. We do not anticipate the need for significant capital expenditures during the remainder of 2016.
Financing Cash Flow Activities
During the first nine months of 2016, our financing activities provided net cash of $133.1 million, as net proceeds of $146.6 million from our new Credit Agreement were used to fund a portion of the HHI purchase price. We withdrew an additional $10.0 million from the Revolving Credit Facility to fund the aforementioned investments in HHI working capital. We declared and paid dividends in the amount of $21.8 million during the first nine months of 2016. Financing cash flow activities during the first nine months of 2015 were primarily limited to the payment of $21.7 million in dividends.
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
Credit Agreement
As noted above, in conjunction with our acquisition of HHI in January 2016, we entered into a Credit Agreement which provided for a $125 million Term Loan Facility and a $50 million Revolving Credit Facility. As of September 30, 2016, we had $122.7 million in principal amount outstanding under The Term Loan Facility and $35 million in principal amount outstanding under the Revolving Credit Facility.
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
The Credit Agreement provides incremental facility capacity of $50 million, subject to certain conditions. The Credit Agreement includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. In addition, the Company is required to comply with a minimum fixed charge coverage ratio of 1.25:1.0 throughout the duration of the Credit Agreement and a maximum consolidated leverage ratio (as defined in the Credit Agreement) of 3.50:1.0 through September 30, 2016, 3.00:1.0 from October 1, 2016 through September 30, 2017, and 2.50:1.0 thereafter. The Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default. We believe that we were in compliance with the covenants contained in the Credit Agreement as of September 30, 2016.
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
Backlog
Backlog consists of revenues we reasonably expect to recognize over the next 12 months under existing contracts, excluding amounts to be recognized in subsequent periods related to First Generation Meaningful Use Installment Plans. The revenues to be recognized may relate to a combination of one-time fees for system sales and recurring fees for support and maintenance, business management, consulting and managed IT services. As of September 30, 2016, we had a twelve-month backlog of approximately $16.6 million in connection with non-recurring system purchases and approximately $211.7 million in connection with recurring payments under support and maintenance, Cloud EHR contracts, business management, consulting and managed IT services. As of September 30, 2015, we had a twelve-month backlog of approximately $34.2 million in connection with non-recurring system purchases and approximately $136.5 million in connection with recurring payments under support and maintenance, business management, consulting and managed IT services.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements, as defined by Item 303(a)(4) of SEC Regulation S-K, as of September 30, 2016.
The Company has other lease rights and obligations that it accounts for as operating leases that may be reclassified as balance sheet arrangements under accounting pronouncements recently finalized by the FASB.
Contractual Obligations

The Company has updated the contractual obligations table under the caption “Contractual Obligations” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as of September 30, 2016 to reflect (i) material changes in our real estate lease obligations due to the Company’s acquisition of HHI and its wholly-owned subsidiaries on January 8, 2016 (ii) changes in our capital lease obligations, and (iii) the Company’s debt obligations under the Credit Facilities entered into on January 8, 2016 in connection with the Company’s acquisition of HHI and its wholly-owned subsidiaries, and related interest payments for the remainder of 2016 and beyond as follows:

	Payment due by period
(In thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$6,607	$1,789	$2,884	$913	$1,021
Capital lease obligations	933	292	641	—	—
Debt obligations	157,656	5,469	20,312	131,875	—
Interest on debt obligations	22,229	5,994	11,038	5,197	—
	$187,425	$13,544	$34,875	$137,985	$1,021

Interest on debt obligations for floating rate instruments, as calculated above, assumes rates in effect at September 30, 2016 remain constant.

As of September 30, 2016, there have been no other material changes to the Company’s summary of expected payments for significant contractual obligations in the contractual obligations table.
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
Future business and economic conditions, as well as differences actually related to any of the assumptions, could materially affect the financial statements through impairment of goodwill or intangible assets, and acceleration of the amortization period of the purchased intangible assets, which are finite-lived assets.
Aside from those items discussed above, there have been no significant changes to the Company's critical accounting policies during the nine months ended September 30, 2016.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk relates primarily to the potential change in the British Bankers Association London Interbank Offered Rate ("LIBOR"). We had $157.7 million of outstanding borrowings under our Credit Facilities with Regions Bank at September 30, 2016. The Term Loan Facility and Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin plus (1) the Adjusted LIBOR rate for the relevant interest period, (2) an alternate base rate determined by reference to the greatest of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate plus one percent per annum, or (3) a combination of (1) and (2). Accordingly, we are exposed to fluctuations in interest rates on borrowings under the Credit Facilities. A one hundred basis point change in interest rate on our borrowings outstanding as of September 30, 2016 would result in a change in interest expense of approximately $1.6 million annually.
We did not have investments as of September 30, 2016. We do not utilize derivative financial instruments to manage our interest rate risks.
The table that follows presents fair values of principal amount and weighted average interest rate for our cash and cash equivalents as of September 30, 2016:

(In thousands)	Aggregate Fair Value	Weighted Average Interest Rate
Cash and Cash Equivalents:
Cash and cash equivalents	$3,656	—%

Item 4.	Controls and Procedures.
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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to material weaknesses in our control environment and financial reporting process, our disclosure controls and procedures were not effective at the reasonable assurance level and are not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act, as amended, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.
Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis. During the quarter ended September 30, 2016, we identified material weaknesses in our internal control over financial reporting relating to the revenue recognition of one of the entities acquired in the HHI acquisition. Specifically, transaction-level and management review controls were not designed or operating at a level of effectiveness to provide reasonable assurance that advanced billings for system sales and support contracts would be appropriately recorded such that deferred revenue, accounts receivable and periodic system sales and support revenues would not be materially misstated. This resulted in immaterial errors related to the overstatement of system sales and support revenues (and resulting impact on net income), overstatement of accounts receivable, and understatement of deferred revenues within the condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the period ended June 30, 2016. These errors were corrected in the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
In connection with the identification of material weaknesses in our internal control over financial reporting, we evaluated, designed, and began the process of implementing controls and procedures to address these weaknesses. These measures include:

•
Converting the billing processes and systems for the affected HHI revenue streams to CPSI-legacy billing processes and systems to provide transaction-level controls enforcing revenue recognition upon delivery (as required by GAAP) as opposed to upon billing (the nature of the error);

•
Implementing monitoring controls over the affected HHI revenue streams, similar to those already implemented for CPSI-legacy revenue streams, as an additional proof of the effectiveness of the aforementioned transaction-level controls; and

•
Improving our control environment by reinforcing to our accounting and financial reporting personnel and select members of management the necessity for sound revenue recognition practices, beginning at the transaction-level, and ensuring that the appropriate individuals within management with the appropriate knowledge and experience are involved in any decisions related to billing practices that deviate from our standard billing processes and systems.

Based on these measures, for which the implementation is already underway, management believes that the control deficiencies will be remediated by the end of the fiscal year as the revised controls will need to operate for a sufficient period of time for management to test that they are designed and operating effectively before the material weakness will be considered remediated. Should additional changes to the remediation plan be warranted, management will modify the planned measures accordingly.
Despite the existence of these material weaknesses, we believe that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (and our previously filed Quarterly Report on Form 10-Q for the period ended June 30, 2016) present, in all material respects, our financial position, results of operations, comprehensive income and cash flows for the periods presented in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting
On January 8, 2016, we acquired Healthland Holding Inc. ("HHI"), as further described in Note 2 of the notes to the condensed consolidated financial statements. We continue to integrate policies, processes, people, technology and operations for our combined operations, and we will continue to evaluate the impact of any related changes to internal control over financial reporting during the fiscal year. Except for any changes in internal controls related to the integration of the HHI businesses into CPSI, such as the addition of internal controls related to debt, intangible assets, goodwill and consolidation, and the steps taken to begin remediating the material weaknesses identified above, there were no other changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management has excluded HHI from its assessment of internal control over financial reporting as of September 30, 2016. HHI's internal controls over financial reporting will be assessed throughout the remainder of the year as part of our assessment of internal controls over financial reporting and reported on for the year ending December 31, 2016.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3 to CPSI’s Current Report on Form 8-K dated October 28, 2013 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Form 10-Q for the period ended September 30, 2016

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Date: November 8, 2016	By:	/s/ J. Boyd Douglas
J. Boyd Douglas
President and Chief Executive Officer

Date: November 8, 2016	By:	/S/ Matt J. Chambless
Matt J. Chambless
Chief Financial Officer

Exhibit Index

No.	Exhibit

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3 to CPSI’s Current Report on Form 8-K dated October 28, 2013 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Form 10-Q for the period ended September 30, 2016