Form 10-K
period 2016-12-31
COMPUTER PROGRAMS & SYSTEMS INC
filed 2017-03-15
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
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
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant at June 30, 2016 was $348,584,753.
As of March 14, 2017 the registrant had outstanding 13,533,183 shares of its common stock.
DOCUMENTS INCORPORATED BY REFERENCE IN THIS FORM 10-K:
Portions of the definitive Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this report to the extent described herein.

*	Portions of the definitive Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this report to the extent described herein.

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

•	changes in customer purchasing priorities, capital expenditures and demand for information technology systems;

•	saturation of our target market and hospital consolidations;

•	general economic conditions, including changes in the financial and credit markets that may affect the availability and cost of credit to us or our customers;

•	our substantial indebtedness, and our ability to incur additional indebtedness in the future;

•	our potential inability to generate sufficient cash in order to meet our debt service obligations;

•	restrictions on our current and future operations because of the terms of our senior secured credit facilities;

•	market risks related to interest rate changes;

•
our ability to successfully integrate the businesses of Healthland Inc., American HealthTech, Inc., and Rycan Technologies, Inc. with our business and the inherent risks associated with any potential future acquisitions;

•	competition with companies that have greater financial, technical and marketing resources than we have;

•	failure to develop new technology and products in response to market demands;

•	failure of our products to function properly resulting in claims for medical losses;

•	breaches of security and viruses in our systems resulting in customer claims against us and harm to our reputation;

•	failure to maintain customer satisfaction through new product releases free of undetected errors or problems;

•	interruptions in our power supply and/or telecommunications capabilities, including those caused by natural disaster;

•	our ability to attract and retain qualified and key personnel;

•	failure to properly manage growth in new markets we may enter;

•	misappropriation of our intellectual property rights and potential intellectual property claims and litigation against us;

•	changes in accounting principles generally accepted in the United States of America;

•	significant charge to earnings if our goodwill or intangible assets become impaired; and

•	fluctuations in quarterly financial performance due to, among other factors, timing of customer installations.
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
Our target market includes rural and community hospitals with 300 or fewer acute care beds. Our primary focus within this defined target market is on hospitals with 100 or fewer acute care beds, which comprise approximately 95% of our hospital EHR customer base. In addition to our target market, we provide information technology services to other entities in the healthcare industry, such as nursing homes, home health agencies and physician clinics. During 2016, we generated revenues of $267.3 million from the sale of our products and services.
Industry Dynamics
The healthcare industry is the largest industry in the United States economy, comprising approximately 17.8% of the U.S. gross domestic product in 2015 according to the Centers for Medicare and Medicaid Services ("CMS"). CMS estimates that by fiscal 2025, total U.S. healthcare spending will reach $5.6 trillion, or 20.1% of the estimated U.S. gross domestic product.
Hospital services represents one of the largest categories of total healthcare expenditures, comprising approximately 31.9% of total healthcare expenditures in 2015 according to the CMS. According to the American Hospital Association’s AHA Hospital Statistics, 2016 Edition, there are approximately 4,100 community hospitals in the United States that are in our target market of hospitals with 300 or fewer acute care beds, with approximately 2,600 of those in our primary area of focus of 100 or fewer acute care beds. In addition, there is a market of small specialty hospitals that focus on discrete medical areas such as surgery, rehabilitation and long-term acute care.
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
Changing Economic Dynamics. The economy of the healthcare industry, although not immune to general macroeconomic conditions, is heavily impacted by legislative and regulatory initiatives of the federal and state governments. These legislative and regulatory initiatives have a particularly significant impact on our customer base, as rural and community hospitals typically generate a significant portion of their revenues from beneficiaries of the Medicare and Medicaid programs. Consequently, even small changes in these federal and state programs have a disproportionately larger effect on rural and community hospitals as compared to larger facilities where greater portions of their revenues are typically generated from beneficiaries of private insurance programs. Medicare funding and reimbursements fluctuate year to year and, with the growth in healthcare costs, will continue to be scrutinized as the federal government attempts to control the costs and growth of the program. The Medicaid program, which is a federal/state program managed by the individual states and dependent in part on funding from the states, also continues to experience funding issues due to the increasing cost of healthcare and limited state revenues.
Mandatory cuts in federal spending resulting from the Budget Control Act of 2011 became effective on March 1, 2013. Although Medicaid is specifically exempted from the cuts mandated by the legislation, it (the "Budget Control Act") includes a reduction of up to 2% in federal Medicare spending, which will be achieved by reduced reimbursements to healthcare providers. Additionally, the Patient Protection and Affordable Care Act, more commonly referred to as the Affordable Care Act (the "ACA"), contains a number of provisions designed to reduce Medicare and Medicaid program spending by significant amounts, many of which are already in effect. As the federal government seeks in the future to further limit deficit spending due to fiscal restraints, it will likely continue to cut entitlement spending programs such as Medicare and Medicaid matching grants, which will place further cost pressures on hospitals and other healthcare providers. Furthermore, federal and state budget shortfalls could lead to potential reductions in funding for Medicare and Medicaid. Reductions in reimbursements from Medicare and Medicaid could lead to hospitals postponing expenditures on information technology.
While legislative and regulatory initiatives are placing significant pressure on Medicare and Medicaid reimbursements, our customer base of rural and community hospitals is also likely faced with increases in demand for Medicare and Medicaid services. We expect that the demand for Medicare and Medicaid services will increase for the foreseeable future due to the growing number of people born during the post-World War II baby boom that are becoming eligible for Medicare benefits at age 65, as well as states electing to expand Medicaid coverage under the provisions of the ACA. The challenges posed by this dual-threat of increased demand for Medicare and Medicaid services and downward pressure on reimbursements are further complicated by the shift away from volume-based reimbursement towards value-based reimbursement, linking reimbursement to quality measurements and outcomes.
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

In the face of decreasing revenue and increasing pressure to improve patient care, healthcare providers are in need of management tools and related services that (1) increase efficiency in the delivery of healthcare services, (2) reduce medical errors, (3) effectively track the cost of delivering services so that those costs can be properly managed and (4) increase the speed and rate of reimbursement. A hospital’s failure to adequately invest in a modern medical information system could result in fewer patient referrals, cost inefficiencies, lower than expected reimbursement, increased malpractice risk and possible regulatory infractions.
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
We believe that our information technology solutions meet these challenges facing rural and community hospitals by providing fully integrated, enterprise-wide and ARRA-certified medical information systems and services that are compliant with the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and that collect, process, retain and report data in the primary functional areas of a hospital, from patient care to clinical processing to administration and accounting. As a key component of our complete solutions, we provide ongoing customer service through regular interaction with customers, customer user groups and extensive customer support. Further, through our wholly-owned subsidiary, TruBridge, we offer business management, consulting and managed IT services that allow customers to avoid some of the fixed costs of a business office and leverage our expertise and resources in helping them identify their IT objectives, define the best way to meet those requirements and manage the resulting projects and associated technologies. As a result, we are capable of providing a single-source solution for small and midsize hospitals, making us a partner in their initiatives to improve operations and medical care.
Our customers continually communicate with us through our support teams and through organized user groups, allowing us to continue to provide state-of-the-art solutions that meet their specific needs. By remaining sensitive and responsive to the ever-changing demands of our customers and regularly updating our products, we believe that we provide information technology solutions that meet the needs of rural and community hospitals. Our business has continued to grow because we have successfully provided fully integrated, enterprise-wide information systems that allow rural and community hospitals to improve operating effectiveness, reduce costs and improve the quality of patient care.
In January 2013, we formed TruBridge as a wholly-owned subsidiary focusing exclusively on providing business management, consulting and managed IT services to rural and community healthcare organizations. While our traditional customer base for these services has been those rural and community healthcare organizations who have selected CPSI as their single-source healthcare information solutions provider, the formation of TruBridge has allowed for an improved focus of our marketing and service delivery resources and has assisted us in expanding the customer base for these service offerings to all rural and community healthcare organizations, regardless of their primary healthcare information solutions provider.
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
January 2016 marked an important milestone for CPSI, as we announced the completion of our acquisition of Healthland Holding Inc. ("HHI"), the first major acquisition in the Company's history. We believe the acquisition of HHI and its wholly-owned subsidiaries:

•	strengthens our position in providing healthcare information systems to rural and community healthcare organizations through the addition of Healthland;

•	introduces CPSI to the post-acute market through the addition of AHT; and

•	expands the products and capabilities of TruBridge through the addition of Rycan and its suite of revenue cycle management products.
Strategy
Our objective is to continue to increase our share of the EHR and healthcare services markets for rural and community healthcare providers. The healthcare industry is in the midst of transitioning its focus from EHR implementations as a result of meaningful use to EHR optimization, value-based reimbursement, care coordination and interoperability. Our strategy is to position our services and solutions with rural and community healthcare providers so that they are able to respond to these changes positively by enabling them to improve community health and connect providers and patients within the community and with other communities, while improving financial operations. We intend to leverage several strengths to accomplish this goal.
Market Share/Scale
Our solutions and services are used by approximately 1,300 hospitals, which represents approximately 26% of all inpatient acute care community hospitals nationally and approximately 31% of the market of community hospitals with 300 or fewer beds. Our post-acute care EHR is used by approximately 3,300 skilled nursing facilities, which represents a 24% market share. In 2015, our EHRs addressed more than 18 million patient encounters. We believe the size of our client base and scale of our development and client support resources is a positive factor for rural and community healthcare providers looking for a long term partner with a proven track record in meeting the unique needs of community healthcare.
EHR Solutions Across the Care Continuum
Our EHR solutions now address the entire continuum of care, with systems that address the three primary care settings: ambulatory care, inpatient acute care and post-acute care. This enables providers to coordinate patient care across the major settings where care is delivered. New payment models in both the government and private payer sectors are focused on payment for delivering quality outcomes and keeping patients well while still delivering financial efficiencies. These financial efficiencies are realized through the elimination of duplicate tests performed in different care settings as well as providing timely access to clinical information from other care settings, when making diagnostic decisions. Having integrated solutions across the care continuum facilitates this process for providers and healthcare organizations.
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
Interoperability
We currently provide integration across our ambulatory and inpatient EHR solutions. This integration was expanded to encompass our post-acute care EHR product in 2016. In addition, as a founding member of the CommonWell Health Alliance, we enable healthcare organizations to identify, confirm and link patient encounters across the CommonWell network. This translates into patient data that is not only shareable within communities but across communities as well.
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
Explore Additional Revenue Streams that Complement Existing Markets, Solutions and Services
In the EHR space, we are selling our ambulatory EHR solutions on a standalone basis with a focus on communities that already have one of our EHR solutions installed in an acute care setting. Also, we are actively pursuing expansion of our inpatient EHR product into the Canadian market through our own direct efforts and collaboration with key Canadian technology providers. In the United States EHR market, we are targeting other types of providers who have lagged behind inpatient acute care in EHR adoption such as ambulatory surgery centers, behavioral health facilities and inpatient psychiatric hospitals. In the post-acute care market, we are now providing an EHR solution for assisted living facilities in conjunction with our own post-acute care EHR for skilled nursing operators. In the services business we will continue to look for opportunities to add or increase services resulting from changing market dynamics, availability of technology or operational expertise, or changes in regulatory requirements.
In an effort to expand revenue streams outside our traditional models, we have partnered with Caravan Health to form the CPSI ACOs powered by Caravan Health. Accountable Care Organizations ("ACOs") are groups of healthcare providers who come together voluntarily to give coordinated high quality care to Medicare patients. ACOs are seeing increased popularity in the US healthcare market due to the Medicare Access and CHIP Reauthorization Act of 2015 ("MACRA"). MACRA is a quality payment model passed in 2015 to replace the Sustainable Growth Rate model for paying physicians for treating Medicare patients. Under MACRA, providers are required over time to move to Advance Alternative Payment Models that measure quality and savings and then reimburse providers on those factors based on how they compare on a percentage basis with other providers nationally. Caravan Health has an industry leading track record in establishing successful ACOs that participate in the Medicare Shared Savings Program. CPSI has partnered with Caravan to establish ACOs specific to rural providers. CPSI partners with Caravan to provide services to the ACOs at a reduced rate in return for a percentage share of the savings that are returned to the providers through their successful participation in the Medicare Shared Savings program. Not only does this represent a potential on-going revenue stream to CPSI, but it also contributes to the overall financial health of the healthcare providers in the community as well.
Our Products and Services
Acute Care Software Systems
Through our wholly-owned subsidiaries, Evident and Healthland, we offer healthcare information technology solutions specifically designed to cater to the specific needs of rural and community hospital organizations.
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
Healthland
Our acquisition of HHI in January 2016 introduced the products and services of Healthland to our already broad suite of EHR product offerings provided through Evident. Healthland currently has two platforms that make up its collective EHR offering, primarily serving rural and community hospitals with 50 or fewer beds across the United States. Details regarding each platform are as follows:
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
Healthland continues to support the system and CPSI has committed to providing at least two years' notice before sunsetting Classic. Approximately 60 of the remaining 190 Classic customers are non-acute care facilities that are not compelled to follow or become compliant with MU standards, as there are no financial incentives available to non-acute care facilities for MU compliance. An additional 40 Classic customers have already begun the migration from Classic to Centriq, with another 25 expected to migrate in 2016. Beyond sales activity already underway, the Classic platform will no longer be offered as a new installation to prospective customers.
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

Post-Acute Care Software Systems
Our acquisition of HHI in January 2016 also introduced CPSI to the post-acute care market through the products and services of AHT. AHT, a leading provider of integrated solutions to the post-acute care industry, was acquired by HHI in May 2013 and offers software solutions that promote data-driven clinical and financial outcomes for the customers they serve. AHT's comprehensive, long-term care management solutions include:

•
Care Management. This integrated offering helps manage the delivery of quality care, collect and report on resident information, and manage compliance risk. Core modules include: Work Center, Clinical, Smart Charting Order Administration (Point of Care), Quality Assurance, Therapy Tracking, Supplies Tracking, and Disease State Management.

•
Financial and Enterprise Management. This comprehensive set of financial solutions enables customers to improve cash flow and better manage costs. Core modules include: Accounts Payable, General Ledger, Payroll, Financial Management, Trust Funds, and Enterprise Management.

Support and Maintenance Services
Evident
After a customer installs Thrive, we provide software application support, hardware maintenance, continuing education and related services pursuant to a support agreement using our LikeMind collaborative support model. The following describes services provided to customers using Thrive:

•
Total System Support. We believe the quality of continuing customer support is one of the most critical considerations in the selection of an information system provider. We provide hardware, technical and software support for all aspects of our system, which gives us the flexibility to take the necessary course of action to resolve any issue. Unlike our competitors who use third-party services for hardware and software support, we provide a single, convenient and efficient resource for all of our customers’ system support needs. In order to minimize the impact of a system problem, we train our customer service personnel to be technically proficient, courteous and prompt. Because a properly functioning information system is crucial to a hospital’s operations, our support teams are available 24 hours per day to assist customers with any problem that may arise. Customers can also use the Internet to directly access our support system. This allows customers to communicate electronically with our support teams at any time.

•
User Group. All of our Thrive customers have the opportunity to be members of our user group from which we solicit feedback regarding our products. We host a national user group meeting annually. This group meets to discuss and recommend product modifications and improvements, which it then evaluates and prioritizes. Upon confirming that the desired improvements are technically feasible, we agree to allocate a significant amount of programming time each year to undertake the requested modification or improvement. The majority of our product enhancements originate from suggestions from our customers that we receive through the user group structure.

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

•
Cloud Electronic Health Record (Cloud EHR). In some circumstances, we offer Cloud EHR services to customers via remote access telecommunications. Cloud EHR is a "Software as a Service" (or "SaaS") configuration and is in essence a subscription to access and use application software maintained by CPSI in a cloud environment for a monthly fee. Under this configuration, a customer is able to obtain access to an advanced EHR without a significant initial capital outlay. We store and maintain all Cloud EHR customers’ critical patient and administrative data using TruBridge Cloud Computing Services. These customers access this information remotely through direct telecommunications connections.

•
Forms and Supplies. We offer our customers the forms that they need for their patient and financial records, as well as their general office supplies. Furnishing these forms and supplies helps us to achieve our objective of being a one-source solution for a hospital’s complete healthcare information system requirements.

Healthland
Effective learning tools are a key factor in successful EHR adoption and allowing clients to get the most out of a software investment. Therefore, Healthland’s support approach, which focuses on learning and training, is a cornerstone to the Healthland “total solution” and a key competitive differentiator. The Healthland support offering also addresses some of the unique needs of rural and community hospitals - limited resources and staff with cross-department responsibilities and budget and time constraints - all of which require a customized approach to training and support including:

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

•
Annual Customer Symposium. An opportunity for clients to share best practices, gain industry insight on key topics impacting post-acute care providers, network with peers, and learn more about current and future AHT product and service offerings.

Business Management, Consulting, and Managed Information Technology Services
TruBridge
We offer complementary services through TruBridge, our wholly-owned subsidiary, which can be grouped into the following categories:

•	Business Management Services

•	Consulting Services

•	Managed Information Technology Services
A brief description of each of these categories of services is as follows:

•
Business Management Services. Our business management services span a healthcare enterprise’s revenue cycle and provide customers with a strong alternative to in-house operations. These services leverage our deep service and technology experience and are designed to allow customers to streamline their administrative staffing while improving operational efficiencies. Our business management services include the following service offerings: Electronic Billing, Insurance Services, Statement Processing, Accounts Receivable Management, Payroll Processing, and Contract Management.

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

Rycan
Our acquisition of HHI in January 2016 also introduced the products and services of Rycan, a leading provider of SaaS-based healthcare revenue cycle management ("RCM") solutions. Following the acquisition, and due to the versatility of healthcare RCM solutions, CPSI is working to integrate Rycan's solution set into the respective EHRs for Evident, Healthland, and AHT and integrate all of Rycan's highly complementary services into the TruBridge suite of service offerings.
Rycan empowers providers and caregivers in hospitals, healthcare systems and skilled nursing organizations to accelerate their revenue cycle through a suite of comprehensive, web-based solutions designed to improve financial operations and staff productivity and increase reimbursement. Core functionalities within the Rycan product and service offerings include:

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
For the results of operations by segment, refer to Note 18 of the financial statements.
Product Development and Enhancement
The healthcare information technology industry is characterized by rapid technological change requiring us to continually make investments to update, enhance and improve our products and services. These investments have resulted in total expenditures related to our Product Development Services division of approximately $32.6 million, $14.2 million, and $14.6 million during the years ended December 31, 2016, 2015 and 2014, respectively.
In 2016, with the acquisition of HHI, our product development scope expanded significantly. In addition to functionality additions and enhancements across the product lines, we also focused on integration across product lines to maximize the benefit of our entire product offerings. These efforts included:

•	Integration of the AHT post-acute EHR platform with both the Evident Thrive EHR and Healthland Centriq EHR;

•	Integration of the Rycan product into the TruBridge services platform;

•	Integration of the Evident Interface Management System into the Healthland Centriq EHR; and

•	Integration of the newly developed Evident Laboratory Instrument Interface solution into the Centriq EHR.

In addition, in 2016, platform specific development efforts continued as well across our primary product lines. Highlights of these efforts by platform include:
Evident Thrive EHR

•	Development of an Evident Laboratory Instrument Interface solution to replace a third party product previously used;

•	A complete re-write of the Patient Portal application;

•	An on-going, focused effort on improving physician usability and workflow across the ambulatory and emergency; departments and inpatient care settings;

•	Localizing the product for entry into the Canadian market; and

•	Meeting a variety of regulatory requirements including:

◦	Meaningful Use Stage 2 2015 Edition Certification;

◦	Meaningful Use Stage 3 Certification; and

◦	Medicare Access and CHIP Reauthorization Act of 2015 (MACRA).

Healthland Centriq EHR

•	Development of next iteration of the Notes product;

•	Development of updated laboratory functionality; and

•	Meeting a variety of regulatory requirements including:

◦	Meaningful Use Stage 2 2015 Edition Certification;

◦	Meaningful Use Stage 3 Certification; and

◦	Medicare Access and CHIP Reauthorization Act of 2015 (MACRA).

AHT

•	Continued development of the new “Work Center” platform, TruBridge; and

•	On-going development of the Business Intelligence phase of our Analytics development project.

In 2017, with the Product Development services division operating as a CPSI corporate entity across all companies, we have identified key initiatives we will focus on strategically to best position CPSI for both short term and long term success. These initiatives are:

•	Physician Adoption

•	Continuum of Care

•	Financial Efficiencies

•	Population Health

•	Global Market Expansion

Many of our current development projects already fall into one of these categories. Going forward, we will continue to use these strategic initiatives to help us identify and prioritize specific development projects. While some of these projects will be platform specific, as we move towards harmonizing our product lines we believe an increasing amount of development over time will have applicability across all our platforms.
System Implementation and Training
Conversion Services. When a customer purchases one of our systems, we convert their existing data to the purchased system. Our knowledge of hospital data processing, in conjunction with extensive in-house technical expertise, allows us to accomplish this task in a cost effective manner. When we install a new system, the data conversion has already occurred so that the system is immediately operational. Our goal is for each customer to be productive day one in order to eliminate time and money wasted on the costly and inefficient task of maintaining the same data on parallel systems. Our services also relieve the hospital staff of the time-consuming burden of data conversion. The conversion process is the initial phase of our LikeMind support model.
Training. In order to integrate the new system and to ensure its success, we spend approximately sixteen weeks providing individualized training on-site at each customer’s facility. We provide one to one hardware and software application training for all hospital users, including staff members and healthcare providers, during all hospital shifts. We employ nurses, medical technicians, and providers along with our technical training staff in order to help us communicate more effectively with our customers during the training process. This training phase is also part of the LikeMind support model that is provided to all of our customers.
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

	Year ended December 31,
(In thousands)	2016	2015	2014
Sales revenues:
Domestic	$267,081	$181,716	$203,731
International(1)	191	458	1,011
	$267,272	$182,174	$204,742

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
Backlog
Backlog consists of revenues we reasonably expect to recognize over the next twelve months under existing contracts. The revenues to be recognized may relate to a combination of one-time fees for system sales and recurring fees for support and maintenance, business management, consulting and managed IT services. As of December 31, 2016, we had a twelve-month backlog of approximately $26 million in connection with non-recurring system purchases and approximately $209 million in connection with recurring payments under support and maintenance, business management, consulting and managed IT services. As of December 31, 2015, we had a twelve-month backlog of approximately $14 million in connection with non-recurring system purchases and approximately $136 million in connection with recurring payments under support and maintenance, business management, consulting and managed IT services.
Competition

The market for our products and services is competitive, and we expect additional competition from established and emerging companies in the future. Our market is characterized by rapidly changing technology, global shifts in the healthcare system, evolving user needs and impactful regulatory and reimbursement changes. We believe the principal competitive factors that hospitals and post-acute care providers consider when choosing between us and our competitors are:

•	product features, functionality and performance;

•	range of services offered;

•	level of customer service and satisfaction;

•	ease of integration and speed of implementation;

•	product price;

•	cost of services offered;

•	results of services engagements;

•	knowledge of the healthcare industry;

•	training provided;

•	sales and marketing efforts; and

•	company reputation.
We believe that we compete favorably with our competitors on these factors. Our principal competitors in the acute care EHR market are Medical Information Technology, Inc. ("Meditech"), athenahealth, Inc., Cerner Corporation and MEDHOST, Inc. These companies compete with us directly in our target market of small and midsize hospitals. They offer products and systems that are comparable to our system and address the needs of hospitals in the markets we serve.
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
Protecting individually identifiable health information and other sensitive data is a critical and essential function of CPSI’s software solutions. A variety of industry-standard approaches that meet or exceed regulatory requirements such as HIPAA and HITECH are employed. In order to avoid unauthorized access for the life span of this data, diverse methods of identification, authentication, authorization and encryption are utilized at various points throughout the operating system, application software and hardware. These methods and processes are shared amongst servers and other end-user devices and are complemented by change management processes and tools, which allow the software change control cycle to be a formal, defined process.
Intellectual Property
We regard some aspects of our internal operations, software and documentation as proprietary, and rely primarily on a combination of contract and trade secret laws to protect our proprietary information. We believe, because of the rapid pace of technological change in the computer software industry, trade secret and copyright protection is less significant than factors such as the knowledge, ability and experience of our employees, frequent software product enhancements and the timeliness and quality of our support services. The source code for our proprietary software is protected as a trade secret. We enter into confidentiality or license agreements with our employees, consultants and customers, and control access to and distribution of our software, documentation and other proprietary information. We cannot guarantee that these protections will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.
We do not believe our software products or other CPSI proprietary rights infringe on the property rights of third parties. However, we cannot guarantee that third parties will not assert infringement claims against us with respect to current or future software products or that any such assertion may not require us to enter into royalty arrangements or result in costly litigation.
Employees
As of December 31, 2016, we had approximately 2,000 employees, the substantial majority of which are located at our offices in Alabama, Louisiana, Mississippi, and Minnesota. None of our employees are covered by a collective bargaining agreement or are represented by a labor union.
Executive Officers
The executive officers of CPSI serve at the pleasure of the Board of Directors. Set forth below is a list of the current executive officers of CPSI and a brief explanation of each individual’s principal employment during the last five years.
J. Boyd Douglas – President and Chief Executive Officer. J. Boyd Douglas, age 50, has served as our President and Chief Executive Officer since May 2006. He was elected as a director in March 2002. Mr. Douglas began his career with us in August 1988 as a Financial Software Support Representative. From May 1990 until November 1994, Mr. Douglas served as Manager of Electronic Billing, and from December 1994 until June 1999, he held the position of Director of Programming Services. From July 1999 until May 2006, Mr. Douglas served as our Executive Vice President and Chief Operating Officer.

David A. Dye – Chief Growth Officer. David A. Dye, age 47, was appointed as our Chief Growth Officer in November 2015, having previously served as our Chief Financial Officer, Secretary and Treasurer from July 2010 until November 2015. Mr. Dye served as our President and Chief Executive Officer from July 1999 to May 2006. He was elected as a director in March 2002 and has served as our Chairman of the Board since May 2006. Mr. Dye began his career with CPSI in May 1990 as a Financial Software Support Representative and served in various capacities until July 1999. Mr. Dye has served as a director of Bulow Biotech Prosthetics, LLC, a company headquartered in Nashville, Tennessee that operates prosthetic clinics in the Southeastern United States, since July 2006.
Christopher L. Fowler – Chief Operating Officer and President (TruBridge). Christopher L. Fowler, age 41, was appointed as our Chief Operating Officer in November 2015 and has served as the President of TruBridge since its formation in January 2013. Prior to the formation of TruBridge, Mr. Fowler served as CPSI’s Vice President – Business Management Services, beginning in March 2008. Mr. Fowler began his career with CPSI in May 2000 as a Software Support Representative and later as a manager of Financial Software Services. From August 2004 until March 2008, Mr. Fowler served as Assistant Director and Director of Business Management Services.
Matt J. Chambless – Chief Financial Officer, Secretary and Treasurer. Matt J. Chambless, age 36, was appointed as our Chief Financial Officer, Secretary and Treasurer in November 2015, having previously served as our Director of Financial Reporting from March 2012 until November 2015. Prior to joining CPSI, Mr. Chambless served as the Accounting Manager for Northside Hospital System from May 2011 until March 2012 and as an audit professional, including an Audit Manager, for Grant Thornton, LLP from August 2004 to May 2011.
Victor S. Schneider – Executive Vice President. Victor S. Schneider, age 58, has served as our Executive Vice President since April 2012. From December 2005 until his appointment as Executive Vice President, Mr. Schneider served as our Senior Vice President-Corporate and Business Development. Mr. Schneider began his career with us in June 1983 as Sales Manager. He served in that capacity until January 1997 when he was promoted to Sales Director. He served as our Vice President–Sales and Marketing from July 1999 until December 2005.
Robert D. Hinckle – Senior Vice President–Client Services. Robert D. Hinckle, age 47, served as our Vice President–Software Services from October 2004 until January 2013 and has served as our Senior Vice President – Client Services since January 2013. Since beginning his career with CPSI in 1995 as a Financial Software Support Representative, Mr. Hinckle has worked in various positions in our Software Services Division, including Team Manager, Assistant Director and Director of that division.
Troy D. Rosser – Senior Vice President–Sales. Troy D. Rosser, age 52, has served as our Senior Vice President–Sales since January 2012, having previously served as Vice President – Sales since October 2005. Mr. Rosser began his career with us in March 1989 as a Financial Software Support Representative. In 1992, Mr. Rosser was transferred to the Sales and Marketing division where he has worked in various positions, including Sales Manager and, from October 2000 until October 2005, Director of Sales.
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

ARRA Meaningful Use Program. Various federal and state government agencies are developing standards that could become mandatory for systems purchased by entities that are funded by these agencies. For example, the ARRA requires "meaningful use of certified electronic health record technology" by healthcare providers by 2015 in order to receive incentive payments and avoid related reduced reimbursement rates for Medicare claims. Regulations have been issued that identify standards and implementation specifications and establish the certification standards for qualifying EHR technology. Nevertheless, these standards and specifications are subject to interpretation by the entities designated to certify such technology. While a combination of our solutions has been certified as meeting both stage one and stage two standards for certified electronic health record technology, the regulatory standards to achieve certification will continue to evolve over time. We may incur increased development costs and delays in delivering solutions if we need to upgrade our software or healthcare devices to be in compliance with these varying and evolving standards. In addition, delays in interpreting these standards may result in postponement or cancellation of our customers’ decisions to purchase our software solutions. If our software solutions are not compliant with these evolving standards, our market position and sales could be impaired and we may have to invest significantly in changes to our software solutions.
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
In connection with the acquisition of HHI we incurred substantial indebtedness. As of December 31, 2016, we had approximately $155.7 million of indebtedness, which includes $121.9 million under our Term Loan Facility and $33.0 million borrowed under our Revolving Credit Facility. We also have $17.0 million of unused commitments under our Revolving Credit Facility.

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
We are exposed to market risk related to changes in interest rates as a result of the floating interest rates applicable to the outstanding debt under our Term Loan Facility and Revolving Credit Facility. The interest rate for the outstanding debt under our Term Loan Facility and Revolving Credit Facility as of December 31, 2016 was 3.875%. Borrowings under our Term Loan Facility and Revolving Credit Facility bear interest at a base rate, a LIBOR rate, or a combination of the two, as elected by us, plus an applicable margin. The base rate is determined by reference to the greatest of (a) the prime lending rate of Regions Bank, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate plus one percent per annum. The LIBOR rate is determined by reference to the interest rate for dollar deposits in the London interbank market for the interest period relevant to such borrowings, adjusted as set forth in the Credit Agreement. There is no cap on the maximum interest rate for borrowings under our Term Loan Facility and Revolving Credit Facility.

If we cannot integrate our recent acquisition of Healthland Holding Inc. successfully, our business and prospects could be adversely affected.
In January 2016, we completed our acquisition of Healthland Holding Inc. (“HHI”). The success of the acquisition will depend significantly on how quickly and efficiently we are able to integrate HHI with our business. Integration of a substantial business is a challenging, time-consuming and costly process and involves numerous risks, including difficulties in the assimilation of operations, services, solutions and personnel, the diversion of management's attention from other business concerns, the expansion into markets in which we have little or no direct prior experience, and the potential inability to maintain the goodwill of existing clients. Potential difficulties that we may encounter as part of the integration process, which may preclude us from fully realizing the anticipated benefits of the acquisition, including the anticipated synergies, growth opportunities and costs savings, include, among other factors:

•	managing a larger company;

•
the possibility of faulty assumptions underlying expectations regarding the integration process, including known and unknown liabilities in the HHI business or arising out of the integration, or assumptions around client retention;

•	integrating two business cultures;

•	creating uniform standards, controls, procedures, policies and information systems and minimizing the costs associated with such matters;

•	integrating information systems, purchasing, accounting, finance, legal, sales, billing, payroll, and regulatory compliance functions;

•	preserving client, supplier, product development, distribution, marketing, promotion and other important relationships;

•	commercializing "go forward" solutions under development and increasing revenues from existing marketed solutions;

•	combining the sales force territories and competencies associated with the sale of solutions and services presently sold or provided by legacy CPSI or HHI;

•	integrating personnel from different businesses while maintaining focus on providing consistent, high quality solutions and client support and attracting prospective clients;

•	integrating complex technologies and solutions from different businesses in a manner that is seamless to clients, and

•	performance shortfalls as a result of the diversion of management's attention to the integration of HHI.
If management is unable to successfully integrate HHI in a manner that permits us to achieve the cost savings and operating synergies anticipated to result from the HHI acquisition, such anticipated benefits may not be realized fully or at all or may take longer to realize than expected. The significant diversion of our management's attention away from the ongoing businesses, and any difficulties encountered in the transition and integration process, could adversely affect our financial results. Moreover, the failure to achieve the anticipated benefits of HHI acquisition could result in material increases in costs or material decreases in the amount of expected revenues. Any of the above difficulties could adversely affect our ability to maintain relationships with clients, partners, suppliers and associates or our ability to achieve the anticipated benefits of the HHI acquisition, or could reduce our earnings or otherwise adversely affect our business, results of operations and financial condition.
We may engage in future acquisitions. Such strategic acquisitions may be expensive, time consuming, and subject to other inherent risks which may jeopardize our ability to realize anticipated benefits.
We may acquire additional businesses, technologies and products if we determine that these additional businesses, technologies and products are likely to serve our strategic goals. Acquisitions, including the HHI acquisition, have inherent risks, which may have a material adverse effect on our business, financial condition, operating results or prospects, including, but not limited to the following:

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
Our secondary competitors include McKesson Corporation, Epic Systems Corporation, Cerner Corporation, Quality Systems, Inc., Prognosis Health Information Systems LLC, and athenahealth, Inc. Most of these companies are significantly larger than we are, and they typically sell their products and services to larger hospitals outside of our target market. However, they sometimes compete directly with us. We also face competition from providers of practice management systems, general decision support and database systems and other segment-specific applications, as well as from healthcare technology consultants. Any of these companies, as well as other technology or healthcare companies, could decide at any time to specifically target hospitals within our target market.
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
As a result of the inherent limitations in our internal control over financial reporting, misstatements due to error or fraud may occur and not be detected.
Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports we file with or submit to the SEC under the Securities Exchange Act of 1934 (“Exchange Act”) is accumulated and communicated to management and recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. In addition, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by an unauthorized override of the controls.
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
We may be required to record a significant charge to earnings if our goodwill or intangible assets become impaired.
We are required under U.S. generally accepted accounting principles ("U.S. GAAP") to test our goodwill for impairment annually or more frequently if indicators for potential impairment exist. Indicators that are considered include significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry, or economic trends, or a significant decline in the Company's stock price and/or market capitalization for a sustained period of time. In addition, we periodically review our intangible assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include slower growth rates, the loss of significant customers, or divestiture of a business or asset for less than its carrying value. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined. This could have a material adverse impact on our results of operations. There are inherent uncertainties in management's estimates, judgments and assumptions used in assessing recoverability of goodwill and intangible assets. Any changes in key assumptions, including failure to meet business plans, a deterioration in the market, or other unanticipated events and circumstances, may affect the accuracy or validity of such estimates and could potentially result in an impairment charge.
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
In our internal control over financial reporting, we identified a material weakness. If we fail to remedy this weakness or otherwise fail to achieve and maintain effective internal control over financial reporting, this may adversely affect investor confidence in our company and, as a result, the value of our common stock.
We are required under Section 404 of the Sarbanes-Oxley Act to furnish a report by management on the effectiveness of our internal control over financial reporting and to include a report by our independent auditors attesting to such effectiveness. Any failure by us to maintain effective internal control over financial reporting could adversely affect our ability to report accurately our financial condition or results of operations.
As discussed in this report under "Controls and Procedures," our management concluded that, as of December 31, 2016, we had material weaknesses in our internal control over financial reporting related to our business combination processes. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We are actively remediating the identified material weakness, but no assurance can be given that such condition will be fully remedied in a timely fashion.

If we are unable to remediate this weakness, or otherwise to conclude that our internal control over financial reporting is effective, or if our independent auditors determine that we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, also could restrict our future access to the capital markets.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our corporate campus is located on approximately 16.5 acres in Mobile, Alabama and includes approximately 135,500 square feet of office space. Our main campus headquarters building consists of approximately 66,000 square feet of office and warehouse space. We also have eleven additional smaller campus buildings consisting of approximately 6,000 square feet of office space each and an additional campus building consisting of approximately 3,500 square feet. The Company also owns 11.3 acres of undeveloped real property adjacent to our corporate campus.
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
We do not anticipate the need to lease additional office space in 2017, as we expect that our existing facilities will be sufficient to meet our needs until the end of 2017 and beyond.

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
Market for CPSI Common Stock
As of March 14, 2017, CPSI had 121 stockholders of record (which does not include the number of beneficial owners whose shares are held in "street" names by broker-dealers and other nominees who are the record holders) and 13,533,183 shares of common stock outstanding.
CPSI’s common stock is listed on the NASDAQ Global Select Market under the symbol "CPSI." The following table sets forth, for the calendar quarters indicated, the high and low sales prices per share for CPSI’s common stock on the NASDAQ Global Select Market, and the cash dividends declared per share in each such quarter:

	High	Low	Dividends Declared Per Share
2016
First Quarter	$59.16	$47.14	$0.64
Second Quarter	54.09	37.10	0.64
Third Quarter	42.02	24.18	0.34
Fourth Quarter	26.71	18.25	0.24
2015
First Quarter	$62.98	$47.40	$0.64
Second Quarter	57.49	51.78	0.64
Third Quarter	56.86	41.64	0.64
Fourth Quarter	54.99	36.04	0.64
The last reported sales price of CPSI’s common stock as reported on the NASDAQ Global Select Market on March 14, 2017 was $26.10.
Dividends
On August 4, 2016, the Company announced that our Board of Directors adopted a variable dividend policy for the payment of quarterly dividends. The policy provides for dividends on a trailing quarterly basis in an amount based on a pre-established financial formula. During 2016, we paid quarterly dividends in the amount of $0.64. $0.64, $0.34, and $0.24, respectively, per share, compared to $0.64 per share for each quarter during 2015. We believe that paying dividends is an effective way of providing an investment return to our stockholders and a beneficial use of our cash. However, the declaration of dividends by CPSI is subject to the discretion of our Board of Directors. Our Board of Directors will take into account such matters as general business conditions, capital needs, our financial results, available liquidity and such other factors as our Board of Directors may deem relevant. Additionally, the terms of our Credit Agreement restrict our ability to pay dividends. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources-Credit Agreement” included herein.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
(In thousands, except for per share data)	2016	2015	2014	2013	2012
INCOME DATA:
Total sales revenues	$267,272	$182,174	$204,742	$200,863	$183,309
Total costs of sales	129,258	87,716	90,795	89,534	90,086
Gross profit	138,014	94,458	113,947	111,329	93,223
Total operating expenses	123,639	69,372	64,360	61,085	51,946
Operating income	14,375	25,086	49,587	50,244	41,277
Total other income	(6,389)	405	152	466	721
Income before taxes	7,986	25,491	49,739	50,710	41,998
Provision for income taxes	4,053	7,148	16,819	17,967	12,025
Net Income	$3,933	$18,343	$32,920	$32,743	$29,973
Net income per share - basic	$0.29	$1.62	$2.94	$2.95	$2.71
Net income per share - diluted	$0.29	$1.62	$2.94	$2.95	$2.71
Weighted average shares outstanding:
Basic	13,255	11,083	11,026	10,998	10,977
Diluted	13,255	11,083	11,026	10,998	10,977
Cash dividends declared per common share	$1.86	$2.56	$2.28	$2.04	$2.84

	As of December 31,
	2016	2015	2014	2013	2012
BALANCE SHEET DATA
Cash and cash equivalents	$2,220	$24,951	$23,792	$11,729	$8,912
Working capital	13,604	57,136	63,355	51,301	32,486
Total assets	339,150	92,788	99,325	92,535	77,839
Total current liabilities	30,945	17,421	18,161	21,451	18,461
Total stockholders’ equity	157,970	75,366	80,781	69,083	57,202

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
As discussed in this Item under “Results of Operations by Segment” below, we now manage our operations using three operating segments, which are also our reportable segments: (1) acute care EHR, (2) post-acute care EHR and (3) TruBridge, Rycan, and other outsourcing.

Acute Care EHR

Our Acute Care EHR segment consists of acute care software solutions and support sales generated by Evident and Healthland.

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

Management Overview
Historically we have primarily sought revenue growth through sales of healthcare IT systems and related services to existing and new customers within our target market, a strategy that has resulted in a ten-year compounded annual growth rate in legacy revenues (i.e., revenues related to our legacy Evident and TruBridge operations) of approximately 4.5%. Important to our potential for continued long-term revenue growth is our ability to sell new and additional products and services to our existing customer base, including cross-selling opportunities presented with the acquisition of HHI. We believe that as our combined customer base grows, the demand for additional products and services, including business management, consulting and managed IT services, will also continue to grow, supporting further increases in recurring revenues. We also expect to drive revenue growth from new product development that we may generate from our product development activities.
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
January 2016 marked an important milestone for CPSI, as we announced the completion of our acquisition of HHI, the first major acquisition in the Company's history. With this acquisition, CPSI now has a presence in well over 1,000 rural and community hospitals and over 3,300 post-acute care facilities, adding significantly to our already substantial recurring revenue base and further expanding our ability to generate organic recurring revenue growth through additional cross-selling opportunities now available within the combined company. While the acquisition of HHI has negatively affected our net income for 2016 as a result of related transaction costs and amortization expense, we believe that the addition of HHI and its clients and products will enhance our ability to grow our business and compete in the markets that we serve.
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
American Recovery and Reinvestment Act of 2009
While ongoing financial challenges facing healthcare organizations have affected and are expected to continue to affect the rural and community hospitals that comprise our target market, we believe that the incentives offered by the American Recovery and Reinvestment Act of 2009 (the "ARRA") for the adoption of qualifying EHRs have increased and will continue to support demand for healthcare information technology and will have a positive impact on our business prospects through at least 2017. As of December 31, 2016, incentive payments totaling $35.7 billion have been made to aid healthcare organizations in modernizing their operations through the acquisition and wide-spread use of healthcare information technology. Eligible hospitals could begin receiving these incentive payments in any year from 2011 through 2016, but the total incentive payment is decreased for hospitals that started receiving payments in 2014 and later. Additionally, reimbursements under Medicare have been reduced for those eligible healthcare providers that did not begin to demonstrate meaningful use of an EHR by October 1, 2014.
The accelerated adoption of EHRs resulting from the ARRA's EHR incentive program has resulted in a narrowing market for new system installations and has accelerated the purchases of incremental applications by our existing customer base to satisfy the current meaningful use rules, thereby also narrowing the market for add-on sales to existing customers for meaningful use stage two-related incremental applications. Despite these narrowing markets, we expect to continue to benefit from the ARRA's EHR incentive program in the medium-to-long term as the expanded requirements for continued eligibility for incentive payments and related payment adjustments for those healthcare providers not in compliance with meaningful use rules are expected to result in both an expanded replacement market for EHRs and additional orders from our existing customer base to purchase incremental applications necessary to satisfy such expanded requirements, particularly as the stage three meaningful use rules become effective. The stage three requirements will be optional for 2017, with all providers required to comply with the stage three requirements beginning in 2018. However, as the EHR replacement market is not likely to develop rapidly and the market for add-on sales to existing customers for incremental stage three-related applications is not likely to significantly expand until the related stage three rules become effective, our system sales revenues and profitability may be materially and adversely affected during the short-term. Although we are pursuing other strategic initiatives designed to result in system sales revenue growth in the future in the form of selective expansion into English-speaking international markets, selective expansion within the 100 to 300 bed hospital market and targeted expansion for our ambulatory solutions, there can be no guarantee that such initiatives will prove successful or will benefit the Company in a sufficiently timely fashion to offset the short-term effects of the aforementioned narrowing markets.
Health Care Reform
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, collectively referred to herein as the "Health Reform Laws." This sweeping legislation implemented changes to the healthcare and health insurance industries from 2010 through 2015, requiring substantially all U.S. citizens and legal residents to have qualifying health insurance coverage starting in 2014 and providing the means by which it will be made available to them. The Health Reform Laws have had little direct impact on our internal operation and do not appear to have had a significant impact on the businesses of our hospital customers to date. However, we have not been able to determine at this point whether the ultimate impact will be positive, negative or neutral; it is likely that the Health Reform Laws will affect hospitals differently depending upon the populations they service. Rural and community hospitals typically service higher uninsured populations than larger urban hospitals and rely more heavily on Medicare and Medicaid for reimbursement. It remains to be seen whether the increase in the insured populations for rural and community hospitals, as well as the increase in Medicare and Medicaid reimbursements under the ARRA for hospitals that implement EHR technology, will be enough to offset cuts in Medicare and Medicaid reimbursements contained in the Health Reform Laws or as a result of sequestration or other federal legislation.
We believe healthcare reform initiatives will continue during the foreseeable future. If adopted, some aspects of previously proposed reforms, such as further reductions in Medicare and Medicaid payments, could adversely affect the businesses of our customers and thereby harm our business.
2016 Financial Overview
We generated revenues of $267.3 million from the sale of our products and services during 2016, compared to $182.2 million during 2015, an increase of 46.7% that is primarily attributed to contributions from the acquisition of HHI. Our net income decreased 78.5% from 2015, primarily due to the HHI-related transaction costs and amortization expense in the combined amount of $18.4 million, while cash flow from operations decreased 93.3%, due to the aforementioned transaction costs and acquisition-related investments in working capital.
Second Generation Meaningful Use Installment Plans. Beginning in the fourth quarter of 2012, we began offering to our customers license agreements with payment terms that provide us with greater visibility into and control over the customer's meaningful use attestation process and significantly reduce the maximum timeframe over which customers must satisfy their full payment obligations in purchasing our system ("Second Generation Meaningful Use Installment Plans"). Under these arrangements, for the first two years following execution of the contract, a customer is only required to remit to us Medicare and Medicaid incentive payments (not to exceed the remaining balance under the arrangement) received for adoption of a qualifying EHR upon receipt of such funds. Upon the expiration of this two-year period, the remaining balance (if any) is required to be paid in full over a period not to exceed 12 months. As the overall payment period durations of the Second Generation Meaningful Use Installment Plans are consistent with that of our historical system sale financing arrangements, revenues under the Second Generation Meaningful Use Installment Plans are recognized upon installation of our EHR solution.
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
Revenues
The Company allocates revenue to its multiple element arrangements, including software and software-related services, based on a hierarchy of evidence to support selling prices in accordance with U.S. GAAP. Revenue from general support agreements for post-contract support services (support and maintenance) and business management, information technology management and consulting services are recognized by the Company ratably over the term of the agreement.
System sales and support. Revenues from system sales and support are derived from the sale of information systems and the provision of related support services, including perpetual software licenses, conversion, installation and training services, hardware and peripherals, SaaS services, forms and supplies, software application support, hardware maintenance, and continuing education. We do not recognize revenue upon the execution of a sales contract. Revenue from the sale of the perpetual software license, conversion, and installation and training services is recognized on a module-by-module basis after the installation and training have been completed and the system is functioning as designed for each individual module. Revenue from the sale of hardware is recognized upon shipment of the hardware to the customer. Support services are provided pursuant to a support agreement under which we provide comprehensive system support and related services in exchange for a monthly fee based on the services provided. The initial term of these contracts typically ranges from three to five years, after which these contracts renew automatically on a year-to-year basis thereafter until terminated. Revenues from support services are recognized in the month when these services are performed. Our SaaS services, which include our Cloud EHR service, are provided on a remote basis by storing and maintaining servers at our headquarters or other third-party facilities that contain customers’ patient and administrative data. Revenues from our SaaS services are recognized in the month when these services are performed.

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
Costs of Sales
System Sales and Support. The principal costs associated with the design, development, sale and installation of our systems are employee salaries, benefits, travel expenses, third-party software costs and certain other overhead expenses. These costs are expensed as incurred. For the sale of equipment, we incur costs to acquire these products from the respective distributors or manufacturers. The costs related to the acquisition of equipment are capitalized into inventory and expensed upon the sale of the equipment utilizing the average cost method. The principal costs associated with our system support and maintenance services are employee salaries, benefits, procurement costs related to forms and supplies, and certain other overhead expenses. These costs are expensed as incurred.
Business Management, Consulting and Managed IT Services. The principal cost related to our statement processing services is third party processing costs. The principal costs related to our other business management, consulting and managed IT services are employee-related expenses, such as salaries and benefits, and telecommunication fees.

Results of Operations
The following table sets forth certain items included in our results of operations for each of the three years in the period ended December 31, 2016, expressed as a percentage of our total sales for these periods:

	Year ended December 31,
	2016		2015		2014
(In thousands)	Amount	% Sales	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
System sales and support	$197,874	74.0%	$118,385	65.0%	$148,652	72.6%
Business management, consulting and managed IT services	69,398	26.0%	63,789	35.0%	56,090	27.4%
Total sales revenues	267,272	100.0%	182,174	100.0%	204,742	100.0%
Costs of sales:
System sales and support	89,543	33.5%	52,500	28.8%	59,079	28.9%
Business management, consulting and managed IT services	39,715	14.9%	35,216	19.3%	31,716	15.5%
Total costs of sales	129,258	48.4%	87,716	48.1%	90,795	44.3%
Gross profit	138,014	51.6%	94,458	51.9%	113,947	55.7%
Operating expenses:
Product development	32,621	12.2%	14,229	7.8%	14,622	7.1%
Sales and marketing	27,194	10.2%	18,333	10.1%	19,720	9.6%
General and administrative	53,642	20.1%	36,810	20.2%	30,018	14.7%
Amortization of acquisition-related intangibles	10,182	3.8%	—	—%	—	—%
Total operating expenses	123,639	46.3%	69,372	38.1%	64,360	31.4%
Operating income	14,375	5.4%	25,086	13.8%	49,587	24.2%
Other income (expense):
Other income	220	0.1%	405	0.2%	152	0.1%
Interest expense	(6,609)	(2.5)%	—	—%	—	—%
Total other income (expense)	(6,389)	(2.4)%	405	0.2%	152	0.1%
Income before taxes	7,986	3.0%	25,491	14.0%	49,739	24.3%
Provision for income taxes	4,053	1.5%	7,148	3.9%	16,819	8.2%
Net income	$3,933	1.5%	$18,343	10.1%	$32,920	16.1%
2016 Compared to 2015
Revenues. Total revenues for 2016 increased 46.7%, or $85.1 million, compared to 2015. This was largely attributable to $86.6 million of revenue contributions from the acquisition of HHI.

System sales and support revenues increased by 67.2%, or $79.5 million. System sales and support revenues were comprised of the following for the years ended December 31, 2016 and December 31, 2015, with increases in both system sales and support mostly attributable to $43.2 million and $42.2 million, respectively, of revenue contributions from the acquisition of HHI.

	Year Ended December 31,
(In thousands)	2016	2015
System sales(1)	$82,231	$46,578
Support(1)	115,643	71,807
Total system sales and support	$197,874	$118,385

(1) Note these amounts differ from amounts previously reported as "System sales" and "Support and maintenance" under our prior revenue classifications as certain revenue categories (such as Saas/Cloud EHR) that were formerly included in "Support and maintenance" revenues are now classified as a component of "System sales."

The combined $85.4 million of revenue contributions from the acquisition of HHI were partially offset by a $5.9 million decrease in revenues from CPSI-legacy operations, as add-on sales to existing customers for the Company's Emergency Department and Thrive Provider EHR solutions experienced a decline due to lower installation volumes during 2016. Related to the market for new system installations, CPSI-legacy operations completed financial and patient accounting system installations at 21 new hospital clients in 2016 (five of which were under Cloud EHR or other SaaS arrangements) compared to 16 during 2015 (eight of which were under Cloud EHR or other SaaS arrangements). Despite the increase in non-Cloud EHR new system installation activity, the related revenues remained relatively unchanged as the average installation value has decreased from 2015.
Business management, consulting and managed IT services revenues increased by 8.8%, or $5.6 million. Our hospital clients operate in an environment typified by rising costs and increased complexity and are increasingly seeking to alleviate themselves of the ever increasing administrative burden of operating their own business office functions, resulting in an expanded customer base for our private pay services (increasing 5.9%, or $0.8 million) and accounts receivable management services (increasing 11.9%, or $2.5 million). Additionally, the added complexity of the medical coding environment facing healthcare providers since ICD-10 became effective on October 1, 2015 has resulted in a substantial increase in demand for our medical coding services, resulting in an increase in these revenues of 79.4%, or $1.7 million. Lastly, the acquisition of HHI contributed $1.2 million of incremental revenues for 2016. These increases were partially offset by a decrease of 59.0%, or $0.5 million, in health information management consulting reflecting the 2015 ICD-10 compliance deadline mentioned above.
Costs of Sales. Total costs of sales increased by 47.3%, or $41.5 million. This increase was mostly attributable to $42.4 million of cost of sales contributions from the acquisition of HHI. As a percentage of total revenues, costs of sales increased to 48.4% from 48.1%.
Costs of system sales and support increased by 70.5%, or $37.0 million due mostly to $41.0 million of costs of sales contributions from the acquisition of HHI, partially offset by a 7.6%, or $4.0 million, decrease in costs related to CPSI-legacy operations, mostly the result of decreased payroll and related costs due to managed attrition in the trailing twelve months and decreased travel costs associated with the aforementioned decrease in add-on sales for CPSI-legacy operations. The gross margin on system sales and support decreased to 54.7% from 55.7%, primarily due to the margin profile associated with the HHI system sales and support revenues. The gross margin on system sales and support generated by HHI operations was 51.1% in 2016. Comparatively, the gross margin on system sales and support generated by CPSI-legacy operations was 56.9% during 2016, increasing slightly from 55.7% in 2015. The difference between the system sales and support gross margins of HHI operations and CPSI-legacy operations is the byproduct of a decreased support customer base for HHI compared to CPSI-legacy, resulting in a sales mix for HHI that is more heavily weighted towards the more cost-intensive system sales revenues.
Our costs associated with business management, consulting and managed IT services increased 12.8%, or $4.5 million, with the largest contributing factor being an increase in payroll costs of 23.6%, or $4.9 million, as a result of adding more employees during the trailing twelve months in order to support and develop our growing customer base and increase capacity in advance of anticipated future increases in demand. The increase in payroll costs was partially offset by a decrease of 61.5%, or $1.7 million, in temporary labor costs during 2016 due to intentional efforts to fulfill our incremental labor needs through direct hiring as opposed to contract or temporary labor. Lastly, the acquisition of HHI contributed $0.6 million in costs during 2016. The gross margin on these services decreased to 42.8% in 2016, from 44.8% in 2015. This margin compression is primarily due to headcount growth related to our accounts receivable management services outpacing the related revenue growth, as recent bookings have not fully converted into revenues as of December 31, 2016, but nevertheless require immediate investment in capacity.
Product Development Costs. Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) and infrastructure costs incurred, but not capitalized, for new product development and product enhancements. Product development costs increased 129.3%, or $18.4 million, with nearly all of this increase related to contributions from the acquisition of HHI.
Sales and Marketing Expenses. Sales and marketing expenses increased 48.5%, or $8.9 million, with the largest contributing factor being $7.1 million of contributions from the acquisition of HHI. Additionally, payroll and related costs and travel costs associated with our CPSI-legacy operations have increased a combined $1.8 million due to the expansion of our sales force.
General and Administrative Expenses. General and administrative expenses increased 45.6%, or $16.8 million, with the largest contributing factor being $8.2 million of transaction costs in 2016 associated with our acquisition of HHI compared to $3.0 million in 2015. Other contributing factors were $1.8 million increase in payroll expenses, a $3.5 million increase in employee health expenses, a $0.8 million increase in legal and accounting expenses, a $0.7 million increase in retirement plan benefits, a $1.7 million increase in rent expenses, a $1.2 million increase in utilities, and a $0.5 million increase due to an added user group conference, all related to the HHI acquisition. In addition, despite $1.9 million in bad debt recoveries related to HHI pre-acquisition receivables, bad debt increased $1.3 million in 2016 primarily due to increased accounts receivable from the inclusion of HHI and severe collectability determinations related to two customers filing bankruptcy.
Amortization of Acquisition-Related Intangibles. Amortization expense associated with acquisition-related intangible assets were new to the Company during 2016 as a result of the HHI acquisition, resulting in $10.2 million of expenses.
As a percentage of total revenues, total operating expenses increased to 46.3% in 2016, compared to 38.1% in 2015.
Total Other Income (Expense). Total other income (expense) decreased from income of $0.4 million during 2015 to expense of $6.4 million during 2016, as the debt obligations entered into to facilitate the acquisition of HHI have resulted in interest expense of $6.6 million during 2016, with no such expense during 2015, as the Company had no outstanding debt obligations during the 2015 period.
As a result of the foregoing factors, income before taxes decreased by 68.7%, or $17.5 million, from 2015.
Income Taxes. Our effective income tax rates for 2016 and 2015 were 50.8% and 28.0%, respectively. During 2015, we recorded beneficial adjustments related to our reserves for uncertain tax positions due to then-recent developments in the examination by the Internal Revenue Service of our federal returns for tax years 2004 through 2009, primarily in relation to research credits claimed on those returns. These beneficial adjustments reduced the effective tax rate for 2015 by 4.8%. Comparatively, during 2016, the identification of nondeductible facilitative transaction costs has resulted in combined additional income tax expense of $1.4 million, increasing the period’s effective tax rate by 17.7%.
Net Income. Net income for 2016 decreased by 78.5%, or $14.4 million, to a net income of $3.9 million, or $0.29 per basic and diluted share, compared with net income of $18.3 million, or $1.62 per basic and diluted share, for 2015. Net income represented 1.5% of revenue for 2016, compared to 10.1% of revenue for 2015.

Results of Operations by Segment. We operate in three reportable segments: (1) Acute Care EHR, (2) Post-acute Care EHR and (3) TruBridge, Rycan, and Other Outsourcing. See Note 18 for additional information on our segment reporting. The following table presents a summary of our operating segment information for the years ending December 31, 2016 and 2015, respectively:

	Year Ended December 31,
(In thousands)	2016	2015
Sales revenues:
Acute Care EHR	$160,836	$118,385
Post-acute Care EHR	29,058	—
TruBridge, Rycan, and Other Outsourcing	77,378	63,789
Total revenues	267,272	182,174

Costs of sales:
Acute Care EHR	75,225	52,500
Post-acute Care EHR	11,362	—
TruBridge, Rycan, and Other Outsourcing	42,671	35,216
Total cost of sales	129,258	87,716

Gross profit:
Acute Care EHR	85,611	65,885
Post-acute Care EHR	17,696	—
TruBridge, Rycan, and Other Outsourcing	34,707	28,573
Total gross profit	$138,014	$94,458
Acute Care EHR
Acute Care EHR revenues increased by 35.9%, or $42.5 million, from 2015, due mostly to $48.4 million of revenue contributions from the acquisition of HHI, partially offset by a $5.9 million decrease in revenues from CPSI-legacy operations, as add-on sales to existing customers for the Company's Emergency Department and Thrive Provider EHR solutions experienced a decline due to lower installation volumes.
Acute Care EHR costs of sales increased by 43.3%, or $22.7 million, from 2015, due mostly to $26.7 million of costs of sales contributions from the acquisition of HHI, partially offset by a 7.6%, or $4.0 million, decrease in costs related to CPSI-legacy operations, mostly the result of decreased payroll and related costs due to managed attrition in the trailing twelve months and decreased travel costs associated with the aforementioned decrease in add-on sales for CPSI-legacy operations.
The gross margin on Acute Care EHR revenues decreased from 55.7% during 2015 to 53.2% during 2016, mostly due to the differing margin profiles between CPSI-legacy operations and those generated by HHI operations. CPSI-legacy gross margins from Acute Care EHR revenues increased slightly from 55.7% during 2015 to 56.9% during 2016, compared to gross margins from Acute Care EHR revenues generated by HHI operations of 44.7% during 2016. The significant difference between the Acute Care EHR gross margins of HHI operations and CPSI-legacy operations is the byproduct of a significantly decreased support customer base for HHI compared to CPSI-legacy, resulting in a sales mix that is now more heavily weighted towards the more cost-intensive system sales revenues.
Post-acute Care EHR
The Company's acquisition of HHI in January 2016 marked the Company's entrance into the Post-acute Care EHR marketplace and, as a result, there were no related revenues or costs of sales for 2015. Business remained relatively stable throughout 2016.

TruBridge, Rycan, and Other consulting

TruBridge, Rycan and Other Outsourcing revenues increased by 21.3%, or $13.6 million, as compared to 2015, due mostly to $9.2 million of revenue contributions from the acquisition of HHI. Revenues related to TruBridge-legacy operations increased 6.9%, or $4.4 million, as compared to 2015, primarily driven by the expanding customer base for our private pay services (increasing 5.9%, or $0.7 million, as compared to 2015) and accounts receivable management services (increasing 11.9%, or $2.5 million, as compared to 2015) as healthcare industry dynamics are resulting in a growing population of healthcare providers seeking to alleviate themselves of the administrative burden of operating their own business office functions. Additionally, the Company has generated a $1.7 million increase in revenues associated with medical coding services driven by the added coding complexities introduced by ICD-10, which became effective on October 1, 2015. These increases were partially offset by a decrease of 59.0%, or $0.5 million, in health information management consulting reflecting the 2015 ICD-10 compliance deadline mentioned above.
TruBridge, Rycan and Other Outsourcing costs of sales increased by 21.2%, or $7.5 million, as compared to 2015, as the acquisition of HHI has contributed additional costs of sales of $4.3 million and costs of sales related to TruBridge-legacy operations have increased 9.0%, or $3.2 million. The increased costs within TruBridge-legacy operations is primarily due to an increase in payroll costs of 23.6%, or $4.9 million, as a result of adding more employees during the trailing twelve months in order to support and develop our growing customer base and increase capacity in advance of anticipated future increases in demand. The increase in payroll costs was partially offset by a decrease of 61.5%, or $1.7 million, in temporary labor costs due to intentional efforts to fulfill our incremental labor needs through direct hiring as opposed to contract or temporary labor.
The gross margin on TruBridge, Rycan and Other Outsourcing revenues remained relatively flat, increasing slightly from 44.8% during 2015 to 44.9% during 2016.
2015 Compared to 2014
Revenues. Total revenues decreased 11.0%, or $22.6 million. This was largely attributed to a $30.3 million decrease in system sales and support revenues due to the narrowing markets for new system installations and add-on sales to existing customers for stage two-related incremental applications. The decrease in system sales and support revenues was partially offset by a $7.7 million increase in business management, consulting and managed IT services revenues due to increased demand for and market acceptance of our services coupled with selective expansion of our service offerings within these categories.
System sales and support revenues decreased by 20.4%, or $30.3 million, with system sales revenues decreasing by 39.9%, or $30.9 million. Due to the accelerated adoption of EHRs resulting from the ARRA's EHR incentive program, we experienced a significant decrease in new system installations during 2015, as we completed financial and patient accounting system installations at 16 new hospital clients during 2015 (eight of which were under Cloud EHR or other SaaS arrangements) compared to 24 during 2014 (two of which were under Cloud EHR or other SaaS arrangements). This decrease in the number of new system installations was partially offset by an increase in support revenues of 1.0%, or $0.7 million, due to an increase in recurring revenues as a result of a larger customer base and an increase in support rates from contractually agreed upon CPI rate increases.

	Year Ended December 31,
(In thousands)	2015	2014
System sales(1)	$46,578	$77,514
Support(1)	71,807	71,138
Total system sales and support	$118,385	$148,652

(1) Note these amounts differ from amounts previously reported as "System sales" and "Support and maintenance" under our prior revenue classifications as certain revenue categories (such as Saas/Cloud EHR) that were formerly included in "Support and maintenance" revenues are now classified as a component of "System sales."

Business management, consulting and managed IT services revenues increased by 13.7%, or $7.7 million. The increase is primarily due to an expanded customer base for our private pay services (increasing 4.9%, or $0.6 million), accounts receivable management services (increasing 28.2%, or $4.6 million), revenue cycle management consulting services and health information management consulting services (increasing a combined 43.0%, or $0.7 million), and cloud computing services (a component of managed IT services, increasing 19.3%, or $0.3 million). Lastly, the continued maturation of medical coding services (a component of consulting services) resulted in revenues of $2.1 million during 2015 compared to only $0.9 million in 2014.

Costs of Sales. Total costs of sales decreased by 3.4%, or $3.1 million. As a percentage of revenues, costs of sales increased from 44.3% to 48.1%.
Costs of system sales and support decreased by 11.2%, or $6.6 million. The decrease in costs of system sales and support was primarily due to a decrease in travel costs of 33.9%, or $3.0 million, as a result of the decrease in new system installations and add-on sales. Also as a result of the lower installation volume, software licenses, hardware, and installation equipment rentals decreased by $0.9 million. Payroll and related expenses decreased $2.7 million, as a result of natural workforce attrition. The gross margin on system sales and support decreased to 55.7% in 2015 from 60.3% in 2014, as the significant decline in system sales revenues coupled with a heavily fixed cost structure have resulted in significant margin deterioration.
Our costs associated with business management, consulting and managed IT services increased 11.0%, or $3.5 million, with the largest contributing factor being an increase in payroll, related payroll costs and temporary labor of $2.5 million in order to support and develop our growing customer base and increase capacity in advance of anticipated demand. Stock-based compensation expense increased by $0.2 million as a result of additional grants of restricted stock to our executive officers and certain key employees during the trailing twelve months. Lastly, third party statement processing costs increased $0.8 million, due to the expansion in our customer base for private pay services and accounts receivable management services. The gross margin on these services increased to 44.8% in 2015 from 43.5% in 2014.
Product Development Costs. Product development costs decreased 2.7%, or $0.4 million, from 2014 due to decreased payroll costs resulting from natural attrition.
Sales and Marketing Expenses. Sales and marketing expenses decreased 7.1%, or $1.4 million. This decrease is primarily attributable to a decrease in commission expense of 27.1%, or $2.0 million, due to decreased revenue from new system installations and add-on sales. The decrease in commission expense was partially offset by a $0.6 million increase in stock-based compensation expense as a result of additional grants of restricted stock to our executive officers and certain key employees during the trailing twelve months.
General and Administrative Expenses. General and administrative expenses increased 22.7%, or $6.8 million, with the largest contributing factors being $3.0 million of transaction costs incurred related to our acquisition of HHI, which was completed in January 2016, and $2.0 million of severance expense related to a one-time voluntary termination program instituted by the Company during the third quarter of 2015. Costs associated with healthcare benefits offered to our employees increased $2.0 million mostly due to increases in both the volume and severity of insurance claims made on behalf of participants in our self-insurance healthcare plan. Legal and accounting fees increased $0.7 million due to one-time, nonrecurring expenses and stock-based compensation expensed increased $0.4 million due to additional grants of restricted stock to our executive officers, certain key employees and non-employee directors during the trailing twelve months. These costs were partially offset by a $0.5 million decrease in costs related to our incentive bonus program for certain members of management as profitability growth deteriorated from 2014 to 2015. Additionally, increased earned-time-off utilization resulted in a $0.8 million decrease in payroll and related expenses, as we instituted changes in our earned-time-off policy during 2015 that lowered the maximum amount of earned-time-off an employee would be allowed to carry over from 2015 to 2016. This policy change provided our employees with an added incentive to fully utilize existing earned-time-off balances throughout 2015 in order to avoid forfeiture of earned-time-off at the conclusion of 2015.
Amortization of Acquisition-Related Intangibles. Amortization expense associated with acquisition-related intangible assets were new to the Company during 2016.
As a percentage of total revenues, total operating expenses increased to 38.1% in 2015, compared to 31.4% in 2014.
Total Other Income (Expense). Total other income (expense) increased from income of $0.2 million during 2014 to $0.4 million during 2015.
As a result of the foregoing factors, income before taxes decreased by 48.7%, or $24.2 million, from 2014.
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

Net Income. Net income for 2015 decreased by 44.3%, or $14.6 million, to a net income of $18.3 million, or $1.62 per basic and diluted share, compared with net income of $32.9 million, or $2.94 per basic and diluted share, for 2014. Net income represented 10.1% of revenue for 2015, compared to 16.1% of revenue for 2014.
Results of Operations by Segment. We operate in three reportable segments: (1) Acute Care EHR, (2) Post-acute Care EHR and (3) TruBridge, Rycan, and Other Outsourcing. See Note 18 for additional information on our segment reporting. The following table presents a summary of our operating segment information for the years ended December, 2015 and 2014, respectively:

	Years Ended
(In thousands)	December 31, 2015	December 31, 2014
Sales revenues:
Acute Care EHR	$118,385	$148,652
Post-acute Care EHR	—	—
TruBridge, Rycan, and Other Outsourcing	63,789	56,090
Total revenues	182,174	204,742

Costs of sales:
Acute Care EHR	52,500	59,079
Post-acute Care EHR	—	—
TruBridge, Rycan, and Other Outsourcing	35,216	31,716
Total cost of sales	87,716	90,795

Gross profit:
Acute Care EHR	65,885	89,573
Post-acute Care EHR	—	—
TruBridge, Rycan, and Other Outsourcing	28,573	24,374
Total gross profit	$94,458	$113,947
Acute Care EHR
Acute Care EHR revenues decreased by 20.4%, or $30.3 million, from 2014, due mostly to a decrease of $30.9 million in new installations partially offset by an increase in support revenue of $0.7 million. Due to the accelerated adoption of EHRs resulting from the ARRA's EHR incentive program, we experienced a significant decrease in new system installations during 2015, as we completed financial and patient accounting system installations at 16 new hospital clients during 2015 (eight of which were under Cloud EHR or other SaaS arrangements) compared to 24 during 2014 (two of which were under Cloud EHR or other SaaS arrangements). The increase in support recurring revenues were a result of a larger customer base and an increase in support rates from contractually agreed upon CPI rate increases.
Acute Care EHR costs of sales decreased by 11.1%, or $6.6 million. The decrease in costs was primarily due to a decrease in travel costs of 33.9%, or $3.0 million, as a result of the decrease in new system installations and add-on sales. Also as a result of the lower installation volume, software licenses, hardware, and installation equipment rentals decreased by $0.9 million. Payroll and related expenses decreased $2.7 million, as a result of natural workforce attrition.
The gross margin on Acute Care EHR revenues decreased from 60.3% during 2014 to 55.7% during 2015, as the significant decline in system sales revenues coupled with a heavily fixed cost structure have resulted in significant margin deterioration.
Post-acute Care EHR
The Company's acquisition of HHI in January 2016 marked the Company's entrance into the Post-acute Care EHR marketplace and, as a result, there were no related revenues or costs of sales for 2015 and 2014.

TruBridge, Rycan, and Other consulting
TruBridge, Rycan and Other Outsourcing revenues increased by 13.7%, or $7.7 million, as compared to 2014. The increase is primarily due to an expanded customer base for our private pay services (increasing 4.9%, or $0.6 million), accounts receivable management services (increasing 28.2%, or $4.6 million), revenue cycle management consulting services and health information management consulting services (increasing a combined 43.0%, or $0.7 million), and cloud computing services (a component of managed IT services, increasing 19.3%, or $0.3 million). Lastly, the continued maturation of medical coding services (a component of consulting services) resulted in revenues of $2.1 million during 2015 compared to only $0.9 million in 2014.
TruBridge, Rycan and Other Outsourcing costs of sales increased by 11.0%, or $3.5 million, with the largest contributing factor being an increase in payroll, related payroll costs and temporary labor of $2.5 million in order to support and develop our growing customer base and increase capacity in advance of anticipated demand. Stock-based compensation expense increased by $0.2 million as a result of additional grants of restricted stock to our executive officers and certain key employees during the trailing twelve months. Lastly, third party statement processing costs increased $0.8 million, due to the expansion in our customer base for private pay services and accounts receivable management services.
The gross margin on TruBridge, Rycan and Other Outsourcing revenues increased from 43.5% during 2014 to 44.8% during 2015,
Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2016, our principal sources of liquidity consisted of cash and cash equivalents of $2.2 million and our remaining borrowing capacity under the Revolving Credit Facility (as defined below) compared to $25.0 million of cash and cash equivalents and investments of $10.8 million as of December 31, 2015. As noted previously, in January 2016 we completed our acquisition of HHI. In conjunction with the acquisition, we entered into a syndicated credit agreement (the "Credit Agreement,") described further below, with Regions Bank ("Regions") serving as administrative agent, which provided for a $125 million term loan facility (the "Term Loan Facility") and a $50 million revolving credit facility (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Credit Facilities"). The cash portion of the purchase price for our acquisition of HHI was funded by the $125 million Term Loan Facility and $25 million borrowed under the Revolving Credit Facility, as well as available cash on hand (net of cash of the acquired entities) of $15.8 million (inclusive of financing costs and seller's transaction expenses). As of December 31, 2016, we had $154.9 million in principal amount of indebtedness outstanding under the Credit Facilities.
We believe that our cash and cash equivalents of $2.2 million as of December 31, 2016, the future operating cash flows of the newly combined entity, and our remaining borrowing capacity under the Revolving Credit Facility of $17 million as of December 31, 2016, taken together, provide adequate resources to fund ongoing cash requirements for the next twelve months. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of filing of this Form 10-K. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.
Operating Cash Flow Activities
2016 Compared to 2015. Net cash provided by operating activities decreased 93.3%, or $28.8 million, from $30.9 million provided by operations for 2015 to $2.1 million provided by operations for 2016, primarily due to the impact of the HHI acquisition. During 2016, we invested heavily in improving the working capital of the HHI entities post-acquisition in order to normalize the aging of vendor payables and improve acquired vendor relationships, resulting in a combined cash outflow related to changes in accounts payable and other liabilities of $12.8 million in 2016, whereas the movement of these working capital components improved operating cash flows by $1.3 million in 2015. Additionally, the acquisition of HHI included significant deferred revenue balances at the date of acquisition, for which the subsequent revenue recognition has had no benefit to our operating cash flows. Consequently, our operating cash flows have been negatively affected by the net impact of deferred revenue balances in the amount of $13.7 million, compared to this impact during 2015 of $2.1 million. Lastly, the Company has incurred $8.2 million of transaction costs, the vast majority of which have been in cash, associated with the HHI acquisition during 2016, with only $3.0 million of such costs during 2015.

2015 Compared to 2014. Net cash provided by operating activities decreased 20.8%, or $8.1 million, primarily due to the previously mentioned 44.3%, or $14.6 million, decrease in net income. The impact of the decreased net income on our operating cash flows was partially muted by the timing of cash collections on previously existing Second Generation Meaningful Use Installment Plans coupled with the continued decreasing prevalence of Second Generation Meaningful Use Installment Plans within the population of system sales revenues. Although the customer demand for financing arrangements is expected to continue during the next twelve months (albeit at a lower frequency than in recent years), the waning demand for Second Generation Meaningful Use Installment Plans has resulted in more sporadic customer demand for financing arrangements. This sporadic demand for financing arrangements could result in increases in our financing receivables in future periods which, although offset by periodic collections of previously outstanding amounts, could temporarily have a negative impact on our net cash provided by operating activities.
Investing Cash Flow Activities
2016 Compared to 2015. Net cash used in investing activities increased to $151.8 million in 2016 from only $0.6 million in 2015. We utilized cash (net of cash acquired) of $162.6 million for the acquisition of HHI during 2016, partially offset by sales of investments in available-for-sale securities of $10.9 million in this period. Investing cash flow activities in 2015 were primarily limited to $0.4 million of capital expenditures. We believe that our existing physical facilities provide us with ample infrastructure to continue and grow our existing operations and, as such, we do not anticipate the need for significant capital expenditures during 2017.
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
Financing Cash Flow Activities
2016 Compared to 2015. During 2016, our financing activities provided net cash of $127.0 million, as net proceeds of $146.6 million from our new Credit Agreement were used to fund a portion of the HHI purchase price. We withdrew an additional $10.0 million from the Revolving Credit Facility to fund the aforementioned investments in HHI working capital. We declared and paid dividends in the amount of $25.1 million in 2016. Financing cash flow activities in 2015 were primarily limited to the payment of $28.9 million in dividends. During 2016, our Board of Directors adopted a variable dividend policy for the payment of quarterly dividends. The policy provides for dividends on a trailing quarterly basis in an amount based on a pre-established financial formula.
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
Credit Agreement
As noted above, in conjunction with our acquisition of HHI in January 2016, we entered into a Credit Agreement which provided for a $125 million Term Loan Facility and a $50 million Revolving Credit Facility. As of December, 2016, we had $121.9 million in principal amount outstanding under the Term Loan Facility and $33 million in principal amount outstanding under the Revolving Credit Facility.
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
The Credit Agreement provides incremental facility capacity of $50 million, subject to certain conditions. The Credit Agreement includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. In addition, the Company is required to comply with a minimum fixed charge coverage ratio of 1.25:1.0 throughout the duration of the Credit Agreement and a maximum consolidated leverage ratio (as defined in the Credit Agreement, as amended) of 3.50:1.0 through September 30, 2017, 3.00:1.0 from October 1, 2017 through September 30, 2018, and 2.50:1.0 thereafter. The Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default. We believe that we were in compliance with the covenants contained in the Credit Agreement as of December 31, 2016.
The Credit Agreement requires the Company to mandatorily prepay the Term Loan Facility and amounts borrowed under the Revolving Credit Facility with (i) 100% of net cash proceeds from certain sales and dispositions, subject to certain reinvestment rights, (ii) 100% of net cash proceeds from certain issuances or incurrences of additional debt, (iii) 50% of net cash proceeds from certain issuances or sales of equity securities, subject to a step down to 0% if the Company’s consolidated leverage ratio is no greater than 2.50:1.0, and (iv) beginning with the fiscal year ending December 31, 2016, 50% of excess cash flow (minus certain specified other payments), subject to a step down to 0% of excess cash flow if the Company’s consolidated leverage ratio is no greater than 2.50:1.0. As of December 31, 2016 our leverage ratio was at a level that does not require us to make mandatory repayments of cash flows. The Company is permitted to voluntarily prepay the Term Loan Facility and amounts borrowed under the Revolving Credit Facility at any time without penalty, subject to customary “breakage” costs with respect to prepayments of LIBOR rate loans made on a day other than the last day of any applicable interest period.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements, as defined by Item 303(a)(4) of SEC Regulation S-K, as of December 31, 2016 or December 31, 2015.
The Company has other lease rights and obligations that it accounts for as operating leases that may be reclassified as balance sheet arrangements under accounting pronouncements recently finalized by the FASB.

Contractual Obligations

As of December 31, 2016, our material obligations requiring payments in the future are set forth below to reflect (i) our real estate lease obligations (ii) our capital lease obligations, and (iii) the Company’s debt obligations under the Credit Facilities entered into on January 8, 2016 in connection with the Company’s acquisition of HHI and its wholly-owned subsidiaries, and related interest payments as follows:

	Payment due by period
(In thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$6,351	$1,988	$2,740	$862	$761
Capital lease obligations	861	296	565	—	—
Debt obligations	154,875	6,250	21,875	126,750	—
Interest on debt obligations	21,156	5,816	10,650	4,690	—
Total contractual obligations	$183,243	$14,350	$35,830	$132,302	$761

Interest on debt obligations for floating rate instruments, as calculated above, assumes rates in effect at December 31, 2016 remain constant.
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
Revenue Recognition. We generate revenue from the following sources:

•
The sale of information systems and the provision of related support services, including perpetual software licenses, conversion, installation and training services, hardware and peripherals, SaaS services, forms and supplies, software application support, hardware maintenance, and continuing education.

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
Allowance for Credit Losses. The Company has sold information and patient care systems to certain healthcare providers under short-term payment plans and sales-type leases. The Company establishes an allowance for credit losses for these financing receivables based on the historical level of customer defaults under such financing arrangements. Additionally, if it is determined that a customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing or other material event impacting its business, a specific reserve may be recorded to reduce the related receivable to the amount expected to be recovered. Reference is made to Note 11 to the financial statements for further information about our financing receivables.
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
Business combinations, including purchased intangible assets. The Company accounts for business combinations at fair value. Acquisition costs are expensed as incurred and recorded in general and administrative expenses. Measurement period adjustments relate to adjustments to the fair value of assets acquired and liabilities assumed based on information that we should have known at the time of acquisition. All changes to purchase accounting that do not qualify as measurement period adjustments are included in current period earnings.
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
Quantitative and Qualitative Disclosures about Market and Interest Rate Risk
Our exposure to market risk relates primarily to the potential change in the British Bankers Association London Interbank Offered Rate ("LIBOR"). We had $154.9 million of outstanding borrowings under our Credit Facilities with Regions Bank at December 31, 2016. The Term Loan Facility and Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin plus (1) the Adjusted LIBOR rate for the relevant interest period, (2) an alternate base rate determined by reference to the greatest of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate plus one percent per annum, or (3) a combination of (1) and (2). Accordingly, we are exposed to fluctuations in interest rates on borrowings under the Credit Facilities. A one hundred basis point change in interest rate on our borrowings outstanding as of December 31, 2016 would result in a change in interest expense of approximately $1.6 million annually.
We did not have investments as of December 31, 2016. We do not utilize derivative financial instruments to manage our interest rate risks.
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
Management assessed the effectiveness of CPSI’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
In its assessment, management identified control deficiencies in its business combination processes that constituted material weaknesses, as there is a reasonable possibility that such processes potentially would not prevent or detect a material misstatement of the Company’s consolidated financial statements on a timely basis. As a result, management has concluded that our internal control over financial reporting was not effective as of December 31, 2016.
We excluded Rycan Technologies, Inc., which was included in our consolidated financial statements, from our assessment of internal control over financial reporting as of December 31, 2016 because it was acquired by the Company in a purchase business combination on January 8, 2016. The assets of Rycan Technologies, Inc. excluded from our assessment represented less than 1% of the Company’s total assets as of December 31, 2016 and approximately 3% of the Company’s consolidated total revenues for the year ended December 31, 2016.
The independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and has also issued its report on the effectiveness of the Company’s internal control over financial reporting included in this report on page 57.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Board of Directors and Stockholders
Computer Programs and Systems, Inc.:

We have audited the internal control over financial reporting of Computer Programs and Systems, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Rycan Technologies, Inc., a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting approximately 1 percent and 3 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016. As indicated in Management’s Report, Rycan Technologies, Inc. was acquired during 2016. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Rycan Technologies, Inc.
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
A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.
Certain control deficiencies were identified in management’s processes relating to accounting for business combinations that constituted a material weakness in internal controls as there is a reasonable possibility that such processes potentially would not prevent or detect a material misstatement of the Company’s consolidated financial statements on a timely basis.
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated March 15, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
March 15, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS
Board of Directors and Stockholders
Computer Programs and Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Computer Programs and Systems, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Computer Programs and Systems, Inc. and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2016 expressed an adverse opinion thereon.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
March 15, 2017

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$2,220	$24,951
Investments	—	10,824
Accounts receivable, net of allowance for doubtful accounts of $2,370 and $1,216, respectively	31,812	22,594
Financing receivables, current portion, net	5,459	10,576
Inventories	1,697	1,495
Deferred tax assets	—	2,335
Prepaid income taxes	567	427
Prepaid expenses and other	2,794	1,355
Total current assets	44,549	74,557
Property and equipment, net	13,439	14,351
Financing receivables, net of current portion	5,595	1,569
Intangible assets, net	107,118	—
Goodwill	168,449	—
Deferred tax assets	—	2,311
Total assets	$339,150	$92,788
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,841	$4,591
Current portion of long-term debt	5,817	—
Deferred revenue	5,840	3,821
Accrued vacation	3,650	3,412
Other accrued liabilities	8,797	5,598
Total current liabilities	30,945	17,422
Long-term debt, less current portion	146,989	—
Deferred tax liabilities	3,246	—
Total liabilities	181,180	17,422
Stockholders’ equity:
Common stock, $0.001 par value; 30,000 shares authorized; 13,533 and 11,303 shares issued and outstanding	13	11
Additional paid-in capital	147,911	44,187
Accumulated other comprehensive loss	—	(38)
Retained earnings	10,046	31,206
Total stockholders’ equity	157,970	75,366
Total liabilities and stockholders’ equity	$339,150	$92,788
The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year ended December 31,
	2016	2015	2014
Sales revenues:
System sales and support	$197,874	$118,385	$148,652
Business management, consulting and managed IT services	69,398	63,789	56,090
Total sales revenues	267,272	182,174	204,742
Costs of sales (exclusive of amortization shown separately below):
System sales and support	89,543	52,500	59,079
Business management, consulting and managed IT services	39,715	35,216	31,716
Total costs of sales	129,258	87,716	90,795
Gross profit	138,014	94,458	113,947
Operating expenses:
Product development	32,621	14,229	14,622
Sales and marketing	27,194	18,333	19,720
General and administrative	53,642	36,810	30,018
Amortization of acquisition-related intangibles	10,182	—	—
Total operating expenses	123,639	69,372	64,360
Operating income	14,375	25,086	49,587
Other income (expense):
Other income	220	405	152
Interest expense	(6,609)	—	—
Total other income (expense)	(6,389)	405	152
Income before taxes	7,986	25,491	49,739
Provision for income taxes	4,053	7,148	16,819
Net income	$3,933	$18,343	$32,920
Net income per share - basic	$0.29	$1.62	$2.94
Net income per share - diluted	$0.29	$1.62	$2.94
Weighted average shares outstanding used in per common share computations:
Basic	13,255	11,083	11,026
Diluted	13,255	11,083	11,026
The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$3,933	$18,343	$32,920
Other comprehensive income (loss), net of tax
Change in unrealized income with realized income on the Statement of Income	38	(18)	(31)
Total other comprehensive income (loss), net of tax	38	(18)	(31)
Comprehensive income	$3,971	$18,325	$32,889
The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income(Loss)	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2013	11,159	$11	$34,644	$11	$34,416	$69,082
Net income	—	—	—	—	32,920	32,920
Unrealized loss on investments held for sale, net of tax	—	—	—	(31)	—	(31)
Issuance of restricted stock	50	—	—	—	—	—
Stock-based compensation	—	—	4,172	—	—	4,172
Dividends	—	—	—	—	(25,530)	(25,530)
Excess (deficit) tax benefit from share-based compensation	—	—	167	—	—	167
Balance at December 31, 2014	11,209	$11	$38,983	$(20)	$41,806	$80,780
Net income	—	—	—	—	18,343	18,343
Unrealized loss on investments held for sale, net of tax	—	—	—	(18)	—	(18)
Issuance of restricted stock	107	—	—	—	—	—
Forfeiture of common stock	(13)	—	—	—	—	—
Stock-based compensation	—	—	5,380	—	—	5,380
Dividends	—	—	—	—	(28,943)	(28,943)
Excess (deficit) tax benefit from share-based compensation	—	—	(176)	—	—	(176)
Balance at December 31, 2015	11,303	$11	$44,187	$(38)	$31,206	$75,366
Net income	—	—	—	—	3,933	3,933
Change in unrealized income with realized income on the Statement of Income	—	—	—	38	—	38
Common stock issued as consideration for acquisition of HHI	1,974	2	89,801	—	—	89,803
Fair value of options issued as consideration for acquisition of HHI	—	—	7,213	—	—	7,213
Common stock issued upon exercise of stock options	169	—	1,134	—	—	1,134
Issuance of restricted stock	87	—	—	—	—	—
Stock-based compensation	—	—	5,366	—	—	5,366
Dividends	—	—	—	—	(25,093)	(25,093)
Excess (deficit) tax benefit from share-based compensation	—	—	210	—	—	210
Balance at December 31, 2016	13,533	$13	$147,911	$—	$10,046	$157,970
The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2016	2015	2014
Operating Activities
Net income	$3,933	$18,343	$32,920
Adjustments to net income:
Provision for bad debt	2,259	910	582
Deferred taxes	3,672	(2,698)	(1,552)
Stock based compensation	5,366	5,380	4,172
(Excess) deficit tax benefit from shared-based compensation	(210)	176	(167)
Depreciation	3,062	3,174	3,665
Amortization of acquisition-related intangibles	10,182	—	—
Amortization of deferred finance costs	673	—	—
Changes in operating assets and liabilities (net of acquired assets and liabilities:
Accounts receivable	(3,927)	(166)	(3,956)
Financing receivables	1,514	6,500	7,406
Inventories	14	(102)	158
Prepaid expenses and other	1,787	(419)	(35)
Accounts payable	(5,588)	600	777
Deferred revenue	(13,662)	(2,070)	(3,691)
Other liabilities	(7,250)	730	421
Prepaid income taxes/income taxes payable	280	518	(1,750)
Net cash provided by operating activities	2,105	30,876	38,950
Investing Activities
Purchases of property and equipment	(39)	(448)	(1,473)
Purchase of business, net of cash received	(162,611)	—	—
Purchases of investments	—	(150)	(50)
Sale of investments	10,861	—	—
Net cash used in investing activities	(151,789)	(598)	(1,523)
Financing Activities
Dividends paid	(25,092)	(28,943)	(25,531)
Proceeds from long-term debt	156,397	—	—
Payments of long-term debt principal	(5,196)	—	—
Payments of contingent consideration	(500)	—	—
Proceeds from exercise of stock options	1,134	—	—
Excess (deficit) tax benefit from stock-based compensation	210	(176)	167
Net cash provided by (used in) financing activities	126,953	(29,119)	(25,364)
Increase (decrease) in cash and cash equivalents	(22,731)	1,159	12,063
Cash and cash equivalents at beginning of year	24,951	23,792	11,729
Cash and cash equivalents at end of year	$2,220	$24,951	$23,792

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(In thousands)

Supplemental disclosure of cash flow information
Cash paid for interest	$5,876	$—	$—
Cash paid for income taxes, net of refund	$110	$9,231	$20,069
Supplemental disclosure of non-cash flow information:
Fair value of common stock and options issued as consideration for acquisition of HHI	$97,017	$—	$—
Reclassification of inventory to property and equipment	$—	$39	$—
Write-off of fully depreciated assets	$2,769	$—	$1,974
Capital lease obligation	$933	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
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
2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements of CPSI include the accounts of TruBridge, LLC ("TruBridge"), Evident, LLC ("Evident"), and Healthland Holding Inc. ("HHI"), all of which are wholly-owned subsidiaries of CPSI. The accounts of HHI include those of its wholly-owned subsidiaries, Healthland Inc. ("Healthland"), Rycan Technologies, Inc. ("Rycan"), and American HealthTech, Inc. ("AHT"). All significant intercompany balances and transactions have been eliminated.
Presentation
Effective January 1, 2016, we adopted a revised presentation of sales revenues and the associated costs of sales in our consolidated statements of income, which we believe is better aligned with and representative of the amount and profitability of our revenue streams, as well as the way we manage our business, review our operating performance and market our products. Specifically:

•
The Company's sales revenues and costs of sales amounts formerly included within the captions "System sales" and "Support and maintenance" are now included within the caption "System sales and support" within the consolidated statements of income;

•
The Company's product development costs formerly included within the captions of "System sales" and "Support and maintenance" within the "Costs of sales" section of the consolidated statements of income are now included within the caption "Product development" within the "Operating expenses" section of the consolidated statements of income; and

•
The Company's sales-facilitative costs associated with business management, consulting and managed IT services formerly included within the caption "Business management, consulting and managed IT services" within the "Costs of sales" section of the consolidated statements of income are now included within the caption "Sales and marketing" within the "Operating expenses" section of the consolidated statements of income.

These reclassifications had no effect on previously reported total sales revenues, operating income, income before taxes or net income. In addition, in 2016, we changed the rounding of our financial statements from ones to thousands.

Amounts presented for the years ending December 31, 2015 and 2014, respectively, have been reclassified to conform to the current presentation. The following table provides the amounts reclassified for the year ended December 31, 2015:

(In thousands)	As previously reported	Reclassifications	As reclassified
Sales revenues:
System sales	$42,994	$(42,994)	$—
Support and maintenance	75,391	(75,391)	—
System sales and support	—	118,385	118,385
Costs of sales:
System sales	39,515	(39,515)	—
Support and maintenance	27,214	(27,214)	—
System sales and support	—	52,500	52,500
Business management, consulting and managed IT services	41,337	(6,121)	35,216
Operating expenses:
Product development	—	14,229	14,229
Sales and marketing	12,212	6,121	18,333
The following table provides the amounts reclassified for the year ended December 31, 2014:

(In thousands)	As previously reported	Reclassifications	As reclassified
Sales revenues:
System sales	$75,099	$(75,099)	$—
Support and maintenance	73,553	(73,553)	—
System sales and support	—	148,652	148,652
Costs of sales:
System sales	44,620	(44,620)	—
Support and maintenance	29,081	(29,081)	—
System sales and support	—	59,079	59,079
Business management, consulting and managed IT services	37,066	(5,350)	31,716
Operating expenses:
Product development	—	14,622	14,622
Sales and marketing	14,370	5,350	19,720
Cash and Cash Equivalents
Cash and cash equivalents can include time deposits and certificates of deposit with original maturities of three months or less that are highly liquid and readily convertible to a known amount of cash. These assets are stated at cost, which approximates market value, due to their short duration or liquid nature.
Investments
The Company accounts for investments in accordance with Financial Accounting Standards Board ("FASB") Codification topic, Investments – Debt and Equity Securities. Accordingly, investments are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity. The Company’s management determines the appropriate classifications of investments in fixed maturity securities at the time of acquisition and re-evaluates the classifications at each balance sheet date. An average cost method is used for purposes of determining the cost of investments sold.

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
Valuation allowance are recorded when, in the opinion of management, it is more likely than not that all or a portion of the deferred tax assets will not be realized. These valuation allowances can be impacted by changes in tax laws, changes to statutory tax rates, and future taxable income, and are based on our judgment, estimates, and assumptions.
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

Depreciation expense is computed using the straight-line method over the asset’s useful life, which is generally 5 years for computer equipment, furniture, and fixtures and 30 years for buildings. Leasehold improvements are depreciated over the shorter of the asset’s useful life or the remaining lease term. The Company reviews for the possible impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Depreciation expense is reported in the consolidated statements of income as a component of costs of sales and operating expenses.
Goodwill
Goodwill is recorded as the difference between the aggregate consideration paid for the acquisition of a business and the fair value of the identifiable net tangible and intangible assets acquired. Goodwill is not amortized but is evaluated for impairment annually or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist. We evaluate the carrying value of our goodwill annually on October 1. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If fair value of our reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired. If the carrying amount of our reporting unit exceeds its fair value, a second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the affected reporting unit's goodwill with the carrying amount of that goodwill. No impairments have been recognized.
Purchased Intangible Assets
Purchased intangible assets are acquired in connection with a business acquisition, and are amortized over their estimated useful lives based on the pattern of economic benefit expected from each asset. We concluded for certain purchased intangible assets that the pattern of economic benefit approximated the straight-line method, and therefore, the use of the straight-line method was appropriate, as the majority of the cash flows will be recognized ratably over the estimated useful lives and there is no degradation of the cash flows over time.
Business Combinations
We apply business combination accounting when we acquire a business. Business combinations are accounted for at fair value. The associated acquisition costs are expensed as incurred and recorded in general and administrative expenses; restructuring costs associated with a business combination are expenses; contingent consideration is measured at fair value at the acquisition date, with changes in fair value after the acquisition date affecting earnings; changes in deferred tax asset valuation allowances and income tax uncertainties after the measurement period affect income tax expense; and goodwill is determined as the excess of the fair value of the consideration conveyed in the acquisition over the fair value of the net assets acquired. The accounting for business combinations requires estimates and judgments as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets and liabilities acquired. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, are based on management's estimates and assumptions, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill, or require acceleration of the amortization expense of finite-lived intangible assets. The results of the acquired businesses' operations are included in the Consolidated Statements of Income of the combined entity beginning on the date of the acquisition. We have applied this acquisition method to the transactions described in Note 3 - Business Combinations.
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

System Sales and Support
The Company enters into contractual obligations to sell perpetual software licenses, conversion, installation and training services, hardware and software application support and hardware maintenance services. On average, the Company is able to complete a system installation in three to four weeks. The methods employed by the Company to recognize revenue, which are discussed by element below, achieve results materially consistent with the provisions of Accounting Standards Update ("ASU") 2009-13, Multiple-Deliverable Revenue Arrangements, due to the relatively short period during which there are multiple undelivered elements, the relatively small amount of non-software related elements in the system sale arrangements, and the limited number of contracts in-process at the end of each reporting period. The Company recognizes revenue on the elements noted above as follows:

•
Perpetual software licenses and conversion, installation and training services – The selling price of perpetual software licenses and conversion, installation and training services is based on management’s best estimate of selling price. In determining management’s best estimate of selling price, we consider the following: (1) competitor pricing, (2) supply and demand of installation staff, (3) overall economic conditions, and (4) our pricing practices as they relate to discounts. With the exception of certain arrangements with extended payment terms that were entered into in 2012 and that are not comparable to our historical or current arrangements (see Note 11), the method of recognizing revenue for the perpetual license of the associated modules included in the arrangement, and the related conversion, installation and training services over the term the services are performed, is on a module by module basis as the related perpetual licenses are delivered and the respective conversion, installation and training for each specific module is completed, as this is representative of the pattern of provision of these services.

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
Product Development Costs
Product development costs are expensed as incurred. Product development costs totaled approximately $32.6 million, $14.2 million, and $14.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense was approximately $0.2 million, $0.2 million, and $0.1 million for the years ended December 31, 2016, 2015 and 2014, respectively, and is recorded in sales and marketing expenses in the accompanying consolidated statements of income.
Shipping and Handling Costs
Shipping and handling costs are expensed as incurred and included in general and administrative expenses and costs of business management, consulting and managed IT services. Shipping and handling costs totaled approximately $0.4 million, $0.4 million, and $0.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported revenues and expenses during the reporting periods. Actual results could differ from those estimates.
Segment Reporting
Operating segments are identified as components of an enterprise about which separate discrete financial information is evaluated by the chief operating decision maker, which we refer to as the CODM, or decision-making group in assessing performance and making decisions regarding resource allocation. The Company has prepared operating segment information based on the manner in which management disaggregates the Company's operations for making internal operating decisions. See Note 18.
New Accounting Standards Adopted in 2016
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which requires management of an entity to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about such entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable), and provide related disclosures.

ASU2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. We adopted this new guidance effective on December 31, 2016 and the adoption did not have any impact on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. Under this guidance, an entity will present such costs in the balance sheet as a reduction of the related debt liability rather than as an asset. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015, which is effective for the Company as of the first quarter of our fiscal year ending December 31, 2016. Refer to Note 13 for further information regarding debt issuance costs.

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
New Accounting Standards Yet to be Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This guidance will be effective for fiscal years and interim periods within those years beginning after December 15, 2017, which is effective for the Company as of the first quarter of our fiscal year ending December 31, 2018. We are in the very early stages of our initial assessment of our systems, data and processes that will be affected by the implementation of this new standard, having engaged third party consultants to assist in evaluating the related impact that the implementation of this standard will have on our financial statements. As a result, we are unable at this time to conclude as to whether the implementation of this standard will have a material effect on our financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. The amended guidance requires entities to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The requirement would replace the current lower of cost or market evaluation. Accounting guidance is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail method. The amended guidance will be effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amended guidance should be applied prospectively with earlier application permitted. The Company is currently evaluating the impact that the implementation of this standard will have on its financial statements, but preliminary assessments have results in a conclusion that the adoption of this ASU will not have a material effect on our financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and the classification of awards on the statement of cash flows. This guidance will be effective for fiscal years and interim periods within those years beginning after December 15, 2016, which is effective for the Company as of the first quarter of our fiscal year ending December 31, 2017. ASU 2016-09 requires registrants to recognize all income tax effects of share-based awards in the statement of operations when the awards are vested or are settled, which will impact our future results of operations and earnings per share. We are not able to determine the magnitude of such an impact as it will depend on the future prices of our common stock and awards activity.

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
Consideration for the acquisition included cash (net of cash of the acquired entities) of $162.6 million, 1,973,880 shares of common stock of CPSI ("CPSI Common Stock"), and the assumption by CPSI of stock options that became exercisable for 174,972 shares of CPSI Common Stock. During 2015, we incurred approximately $3.0 million of pre-tax costs in connection with the acquisition of HHI. During the year ended December 31, 2016, we incurred approximately $8.2 million, of pre-tax acquisition costs in connection with the acquisition of HHI. Acquisition costs are included in general and administrative expenses in our consolidated statements of income.

(In thousands)	Purchase Price
Cash consideration, net of acquired cash received	$162,611
Fair value of common stock and options issued as consideration	97,017
Total consideration	$259,628
Our acquisition of HHI was treated as a purchase in accordance with Accounting Standards Codification (the "Codification") 805, Business Combinations, of the FASB, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. Our allocation of the purchase price is based on management's judgment after evaluating several factors, including a valuation assessment.

The allocation of the purchase price paid for HHI is as follows:

(In thousands)	Purchase Price Allocation
Acquired cash	$5,371
Accounts receivable	5,789
Financing receivables	2,184
Inventories	216
Prepaid expenses	3,228
Property and equipment	1,263
Intangible assets	117,300
Goodwill	168,449
Accounts payable and accrued liabilities	(17,490)
Deferred taxes, net	(4,010)
Contingent consideration	(1,620)
Deferred revenue	(15,681)
Net assets acquired	$264,999
The intangible assets in the table above are being amortized on a straight-line basis over their estimated useful lives. The amortization is included in amortization of acquisition-related intangibles in our consolidated statements of income. Of the goodwill acquired, $23.3 million is expected to be tax deductible.
The fair value measurements of tangible and intangible assets and liabilities were based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value measurement hierarchy (see Note 17). Level 3 inputs included, among others, discount rates that we estimated would be used by a market participant in valuing these assets and liabilities, projections of revenues and cash flows, client attrition rates and market comparables.
The gross contractual amount of accounts receivable of HHI at the date of acquisition was $9.4 million.
Our consolidated statement of income for the year ended December 31, 2016 includes revenues of approximately $86.6 million, and pre-tax income of approximately $12.2 million, attributed to the acquired business since the January 8, 2016 acquisition date.
The following unaudited pro forma revenue, net income and earnings per share amounts for the years ended December 31, 2016 and 2015 give effect to the HHI acquisition as if it had been completed on January 1, 2015. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of what the operating results actually would have been during the periods presented had the HHI acquisition been completed during the periods presented. In addition, the unaudited pro forma financial information does not purport to project future operating results. The pro forma information does not fully reflect: (1) any anticipated synergies (or costs to achieve synergies) or (2) the impact of non-recurring items directly related to the HHI acquisition.

	Years Ended December 31,
(In thousands, except per share data, unaudited)	2016	2015
Pro forma revenues	$270,974	$290,071
Pro forma net income	$8,538	$3,484
Pro forma diluted earnings per share	$0.64	$0.26
Pro forma net income was calculated by adjusting the results for the applicable period to reflect (i) the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied on January 1, 2015 and (ii) adjustments to amortized revenue during fiscal 2016 and 2015 as a result of the acquisition date valuation of assumed deferred revenue. The pro forma results for each period also reflect the pro forma adjustment to interest expense as a result of the issuance of new debt to finance the acquisition and elimination of Healthland debt in conjunction with the acquisition.
The Company incurred $5.5 million in 2016 acquisition-related costs, which are included in general and administrative expense in the Company’s statement of income for the year ended December 31, 2016, that is reflected in pro forma net income for the year ended December 31, 2015. Severance and integration costs of $2.7 million were not included in the acquisition costs for the purpose of calculating the pro forma results.
4.     INVESTMENTS
The Company did not have investments at December 31, 2016. Investments were comprised of the following at December 31, 2015:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments (money market funds and accrued income)	$1,269	$—	$—	$1,269
Obligations of U.S. Treasury, U.S. government corporations and agencies	1,562	1	(6)	1,557
Mortgaged-backed securities	54	1	—	55
Certificates of deposit	2,000	—	(7)	1,993
Corporate debt securities	6,000	—	(50)	5,950
	$10,885	$2	$(63)	$10,824
The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2015:

	At December 31, 2015
	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Treasury, U.S. government corporations and agencies	$768	$(6)	$410	$—	$1,178	$(6)
Certificates of deposit	—	—	1,743	(7)	1,743	(7)
Corporate debt securities	2,566	(26)	3,234	(24)	5,800	(50)
	$3,334	$(32)	$5,387	$(31)	$8,721	$(63)
5.     PROPERTY AND EQUIPMENT
Property and equipment were comprised of the following at December 31, 2016 and 2015:

(In thousands)	2016	2015
Land	$2,848	$2,848
Buildings and improvements	9,432	9,432
Maintenance equipment	802	1,231
Computer equipment	5,174	4,798
Leasehold improvements	5,007	4,753
Office furniture and fixtures	3,591	4,336
Automobiles	335	335
	27,189	27,733
Less: accumulated depreciation	(13,750)	(13,382)
Property and equipment, net	$13,439	$14,351

6.     OTHER ACCRUED LIABILITIES
Other accrued liabilities were comprised of the following at December 31, 2016 and 2015:

(In thousands)	2016	2015
Salaries and benefits	$5,397	$2,292
Severance	337	1,569
Commissions	518	434
Self-insurance reserves	887	883
Contingent consideration	1,120	—
Other	538	420
	$8,797	$5,598
The accrued contingent consideration depicted above represents the potential earnout incentive for former Rycan shareholders related to the purchase of Rycan by HHI in 2015. We have estimated the fair value of the contingent consideration based on the amount of revenue we expect to be earned by Rycan through the year ending December 31, 2018.
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

The following is a calculation of the basic and diluted EPS for the Company's common stock, including a reconciliation between net income and net income attributable to common stockholders:

(In thousands, except for per share data)	2016	2015	2014
Basic EPS
Numerator
Net income	$3,933	$18,343	$32,920
Less: Net income attributable to participating securities	(38)	(373)	(499)
Net income attributable to common stockholders	$3,895	$17,970	$32,421

Denominator
Weighted average shares outstanding used in basic per common share computations	13,255	11,083	11,026

Basic EPS	$0.29	$1.62	$2.94

Diluted EPS
Numerator
Net income attributable to common stockholders	$3,895	$17,970	$32,421
Reallocation of net income attributable to participating securities	—	—	—
Net income attributable to common stockholders for diluted EPS	$3,895	$17,970	$32,421

Denominator
Weighted average shares outstanding used in basic per common share computations	13,255	11,083	11,026
Weighted average effect of dilutive securities:
Performance share awards	—	—	—
Weighted average shares outstanding used in diluted per common share computations	13,255	11,083	11,026

Diluted EPS	$0.29	$1.62	$2.94
8.     INCOME TAXES
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

(In thousands)	2016	2015
Beginning balance	$—	$1,456
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	(1,456)
Ending balance	$—	$—

The Company's uncertain tax positions have historically been limited to the uncertainty regarding the eventual sustainability of federal research and development tax credits claimed on historical federal returns. The federal returns for tax years 2004 through 2009 were previously under examination by the Internal Revenue Service ("IRS"), primarily in relation to such credits claimed on those returns. The IRS completed these examinations during 2015, resulting in enhanced clarity regarding the sustainability of our uncertain tax positions for all years. The completion of these examinations prompted a beneficial change in our measurement of reserves for uncertain tax positions. As a result, as of December 31, 2016, there is no amount of unrecognized tax benefits that, if recognized, would affect the tax rate.
The federal returns for tax years 2013 through 2015 remain open to examination, and the tax years 2012 through 2015 remain open to examination by certain other taxing jurisdictions to which the Company is subject.
Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Deferred tax assets and liabilities were comprised of the following at December 31, 2016 and 2015:

(In thousands)	2016	2015
Deferred tax assets:
Accounts receivable and financing receivables	$1,392	$729
Accrued vacation	1,022	726
Stock-based compensation	1,678	1,784
Deferred revenue	894	25
Accrued severance	75	612
Accrued liabilities and other	1,002	243
Transaction costs	—	1,166
Other comprehensive income	23	23
Credits	349	—
Net operating loss	26,689	—
Deferred tax assets	33,124	5,308
Less: Valuation allowance	1,624	—
Total deferred tax assets	$31,500	$5,308
Deferred tax liabilities:
Intangibles	34,696	$—
Depreciation	50	662
Total deferred tax liabilities	$34,746	$662
Total deferred tax asset/(liability)	$(3,246)	$4,646
Significant components of the income tax provision for the years ended December 31, 2016, 2015 and 2014 were as follows:

(In thousands)	2016	2015	2014
Current provision:
Federal	$(72)	$8,576	$15,546
State	453	1,270	2,825
Deferred provision:
Federal	4,144	(2,421)	(1,393)
State	(472)	(277)	(159)
Total income tax provision	$4,053	$7,148	$16,819

The difference between income taxes at the U.S. federal statutory income tax rate of 35% and those reported in the consolidated statements of income for the years ended December 31, 2016, 2015 and 2014 are as follows:

(In thousands)	2016	2015	2014
Income taxes at U.S. federal statutory rate	$2,795	$8,922	$17,409
Provision-to-return adjustments	325	(293)	(464)
State income tax, net of federal tax effect	5	944	1,773
Domestic production activities deduction	—	(670)	(1,606)
Tax credits	(349)	(414)	(597)
Uncertain tax positions	—	(1,219)	138
Transaction costs	1,312	—	—
Other	(35)	(122)	166
Total income tax provision	$4,053	$7,148	$16,819
Our effective tax rates for the years ended December 31, 2016, 2015 and 2014 were 50.75%, 28.04% and 33.81%, respectively. Our effective tax rate for the year ended December 31, 2016 was uncharacteristically high, primarily due to permanent non-deductible acquisition transaction costs of $3.8 million. The significantly reduced effective tax rate for the year ended December 31, 2015 is mostly due to beneficial adjustments recorded during 2015 related to our reserves for uncertain tax positions. As stated previously, the federal returns for tax years 2004 through 2009 had previously been under examination by the IRS, primarily in relation to research credits claimed on those returns. The IRS completed these examinations during 2015, consequently resulting in enhanced clarity regarding the sustainability of our uncertain tax positions for all years. The completion of these examinations prompted a change in our measurement of reserves for uncertain tax positions that benefited our effective tax rate by approximately 4.8% during 2015.
We have federal net operating loss carryfowards related to the acquisition of HHI of $82.9 million and $70.5 million at January 8, 2016 and December 31, 2016, respectively, which expire at various dates from 2028 to 2035. We have state net operating loss carryforwards related to the acquisition of HHI of $47.6 million and $46.5 million at January 8, 2016 and December 31, 2016, respectively, which expire at various dates from 2017 and 2035.
Realization of deferred tax assets associated with the state net operating loss carryforward is dependent upon generating sufficient taxable income prior to their expiration. We believe it is more likely than not that the benefit from certain state NOL carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance on the deferred tax assets related to these state NOL carryforwards of $1.6 million at January 8, 2016 and December 31, 2016.
9.     STOCK-BASED COMPENSATION
The Company's stock-based compensation awards are in the form of restricted stock and performance share awards made pursuant to the Company's 2005 Restricted Stock Plan, 2012 Restricted Stock Plan for Non-Employee Directors, and 2014 Incentive Plan (the "Plans"). Stock-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee’s or non-employee director’s requisite service period. As of December 31, 2016, there were a total of 351,437 shares of common stock reserved under the Plans for issuance under future share-based payment arrangements.
The following table details total stock-based compensation expense for the years ended December 31, 2016, 2015 and 2014, included in the consolidated statements of income:

(In thousands)	2016	2015	2014
Costs of sales	$1,396	$1,447	$1,264
Operating expenses	3,970	3,933	2,908
Pre-tax stock-based compensation expense	5,366	5,380	4,172
Less: income tax effect	(2,093)	(2,098)	(1,627)
Net (after tax) stock-based compensation expense	$3,273	$3,282	$2,545
As of December 31, 2016, there was $5.5 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans, which is expected to be recognized over a weighted-average period of 1.58 years.

Cash flows resulting from excess or deficient tax benefits are required to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for the vested portion of restricted stock awards that are in excess of the deferred tax asset attributable to stock compensation costs for such restricted stock awards. Conversely, deficient tax benefits are realized tax benefits from tax deductions for the vested portion of restricted stock awards that are less than the deferred tax asset attributable to stock compensation costs for such restricted stock awards. In addition to tax benefits related to the vested portion of restricted stock awards, the Company also pays dividends on unvested restricted stock. As a result, excess (deficient) tax benefits of approximately $210,000, $(176,000), $167,000, have been classified as financing cash inflows (outflows) for the years ended December 31, 2016, 2015 and 2014, respectively.
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
A summary of restricted stock activity under the Plans during the years ended December 31, 2016, 2015 and 2014 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock outstanding at January 1, 2014	153,674	$58.15
Granted	49,737	61.63
Vested	(43,195)	58.48
Forfeited	—	—
Nonvested stock outstanding at December 31, 2014	160,216	$59.14
Granted	60,850	51.85
Performance share awards converted to restricted stock	45,844	60.28
Vested	(62,628)	59.30
Forfeited	(12,885)	58.06
Nonvested stock outstanding at December 31, 2015	191,397	$57.12
Granted	86,984	52.21
Vested	(93,496)	57.48
Forfeited	—	—
Nonvested stock outstanding at December 31, 2016	184,885	$54.63
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
A summary of performance share award activity under the 2014 Incentive Plan for the years ended December 31, 2016, 2015, and 2014, is as follows, based on the target award amounts set forth in the performance share award agreements:

	Shares	Weighted-Average Grant-Date Fair Value
Performance share awards outstanding at January 1, 2014	—	$—
Granted	46,541	60.28
Performance share awards converted to restricted stock	—	—
Performance share awards outstanding at December 31, 2014	46,541	$60.28
Granted	52,364	49.29
Forfeited or unearned	(3,590)	51.42
Performance share awards converted to restricted stock	(45,844)	60.28
Performance share awards outstanding at December 31, 2015	49,471	$49.29
Granted	77,594	49.64
Forfeited or unearned	(49,471)	49.29
Performance share awards outstanding at December 31, 2016	77,594	$49.64
10.     CONCENTRATION OF CREDIT RISK
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
11.     FINANCING RECEIVABLES
Short-Term Payment Plans
The Company has sold information and patient care systems to certain healthcare providers under Second Generation Meaningful Use Installment Plans (see below) with maximum contractual terms of three years and expected terms of less than one year and other arrangements requiring fixed monthly payments over terms ranging from 3 to 12 months ("Fixed Periodic Payment Plans"). These receivables, collectively referred to as short-term payment plans and included in the current portion of financing receivables, were comprised of the following on December 31, 2016 and 2015:

(In thousands)	2016	2015
Second Generation Meaningful Use Installment Plans, gross	$3,080	$9,372
Fixed Periodic Payment Plans, gross	1,988	454
Short-term payment plans, gross	5,068	9,826

Less: allowance for losses	(1,796)	(491)
Less: unearned income	—	—
Short-term payment plans, net	$3,272	$9,335
The significant decrease in amounts due under short-term payment plans from December 31, 2015 to December 31, 2016 is due to those factors described under the caption "Second Generation Meaningful Use Installment Plans" below.
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
The components of these lease receivables were as follows on December 31:

(In thousands)	2016	2015
Sales-type leases, gross	$8,981	$3,239
Less: allowance for losses	(402)	(163)
Less: unearned income	(797)	(266)
Sales-type leases, net	$7,782	$2,810
Future minimum lease payments to be received subsequent to December 31, 2016 are as follows:

(In thousands)
2017	$2,836
2018	2,003
2019	1,495
2020	1,342
2021	818
Thereafter	487
Total minimum lease payments to be received	8,981
Less allowance for losses	(402)
Less unearned income	(797)
Net lease receivables	$7,782
Credit Quality of Financing Receivables and Allowance for Credit Losses
The following table is a roll-forward of the allowance for financing credit losses for the years ended December 31, 2016 and 2015:

(In thousands)	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
December 31, 2016	$654	$1,762	$(218)	$—	$2,198
December 31, 2015	$1,001	$236	$(583)	$—	$654

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
Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. To facilitate customer collection and credit monitoring efforts, financing receivable amounts are invoiced and reclassified to trade accounts receivable when they become due, with all invoiced amounts placed on nonaccrual status. As a result, all past due amounts related to the Company’s financing receivables are included in trade accounts receivable in the accompanying consolidated balance sheets. The following is an analysis of the age of financing receivables amounts (excluding short-term payment plans) that have been reclassified to trade accounts receivable and were past due as of December 31, 2016 and December 31, 2015:

(In thousands)	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due
December 31, 2016	$228	$31	$34	$293
December 31, 2015	$251	$66	$29	$346
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

(In thousands)	December 31, 2016	December 31, 2015
Customer balances with amounts reclassified to trade accounts receivable that are:
1 to 90 Days Past Due	$6,167	$515
91 to 180 Days Past Due	550	230
181+ Days Past Due	273	—
Total customer balances with past due amounts reclassified to trade accounts receivable	$6,990	$745
Total customer balances with no past due amounts reclassified to trade accounts receivable	1,194	2,228
Total financing receivables with contractual maturities of one year or less	5,068	9,826
Less allowance for losses	(2,198)	(654)
Total financing receivables	$11,054	$12,145

First Generation Meaningful Use Installment Plans
During 2012, the Company entered into multiple customer license agreements with payment terms requiring the customer to remit to the Company incentive payments (not to exceed the remaining balance of the contract price) received under the American Recovery and Reinvestment Act of 2009 (the "ARRA") for adoption of qualifying electronic health records ("EHRs"), with only nominal payment amounts required until the customer’s receipt of such incentive payments ("First Generation Meaningful Use Installment Plans"). If no such incentive payments are received by the customer or if such payments are not sufficient to pay the remaining balance under the arrangement, payments continue at contracted nominal amounts until the balance of the contract price is paid in full. Because of the significant difference in the underlying economics of these arrangements compared to our historical financing receivables, management determined that these arrangements were not comparable to historical arrangements. In accordance with the Software topic and Revenue Recognition subtopic of the Codification, the Company recognized revenue related to these arrangements as the amounts become due. Cash flows from these First Generation Meaningful Use Installment Plans are excluded from the Company’s financing receivables and deferred revenue in the accompanying consolidated balance sheets. As of the year ending December 31, 2016, all anticipated cash flows from these First Generation Meaningful Use Installment Plans have been collected.
Second Generation Meaningful Use Installment Plans
Beginning in the fourth quarter of 2012, we ceased offering First Generation Meaningful Use Installment Plans to our customers, opting instead for license agreements with payment terms that provide us with greater visibility into and control over the customer’s meaningful use attestation process and significantly reducing the maximum timeframe over which customers must satisfy their full payment obligations in purchasing our system (“Second Generation Meaningful Use Installment Plans”). As the overall payment period durations of the Second Generation Meaningful Use Installment Plans are consistent with that of our historical system sale financing arrangements, revenues under the Second Generation Meaningful Use Installment Plans are recognized upon installation of our EHR solution. Although these arrangements provide for a maximum payment term of three years, management has determined the expected term for these arrangements to be less than one year due to (a) historical collection patterns of required EHR incentive payment amounts and (b) the estimated significance of those amounts, the receipt of which is expected to result in minimal or no remaining balance for the related arrangements. As a result, all related amounts are included as a component of financing receivables, current portion, net in the accompanying consolidated balance sheets and as a component of short-term payment plans within this Note 11.
The reduction of incentive amounts available in each successive year under the ARRA's EHR incentive program has naturally resulted in these arrangements losing their economic appeal to both the Company and our customers, resulting in decreased demand from our customers for Second Generation Meaningful Use Installment Plans and a decreased willingness on our part to finance the purchase of our solutions through such arrangements. This decreased demand, coupled with payments received under such arrangements during the year ended December 31, 2016, has resulted in the overall significant decrease in our financing receivables balance related to short-term payment plans from December 31, 2015 to December 31, 2016.

12.     INTANGIBLE ASSETS AND GOODWILL
Our purchased definite-lived intangible assets as of December 31, 2016 are summarized as follows:

(In thousands)	Customer Relationships	Trademark	Developed Technology	Total
Gross carrying amount	$82,300	$10,900	$24,100	$117,300
Accumulated amortization	(6,398)	(832)	(2,952)	(10,182)
Net intangible assets	$75,902	$10,068	$21,148	$107,118
Weighted average remaining years of useful life	12	14	7	11
The following table represents the remaining amortization of definite-lived intangible assets as of December 31, 2016:

(In thousands)
For the year ended December 31,
2017	$10,406
2018	10,406
2019	10,112
2020	10,106
2021	10,066
Due thereafter	56,022
Total	$107,118
The following table sets forth the change in the carrying amount of goodwill by segment for the year ended December 31, 2016:

(In thousands)	Acute Care EHR	Post-acute Care EHR	TruBridge, Rycan, and Other Outsourcing	Total
Balance as of December 31, 2015	$—	$—	$—	$—
Goodwill acquired	97,095	57,570	13,784	168,449
Balance as of December 31, 2016	$97,095	$57,570	$13,784	$168,449

13.     LONG-TERM DEBT
There was no long-term debt at December 31, 2015. Long-term debt was comprised of the following at December 31, 2016:

(In thousands)	December 31, 2016
Term loan facility	$121,875
Revolving credit facility	33,000
Capital lease obligation	861
Debt obligations	155,736
Less: debt issuance costs	(2,930)
Debt obligation, net	152,806
Less: current portion	(5,817)
Long-term debt	$146,989
As of December 31, 2016, the carrying value of debt approximates the fair value due to the variable interest rate.
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
The Term Loan Facility bears interest at a rate per annum equal to an applicable margin plus (1) the Adjusted LIBOR rate for the relevant interest period, (2) an alternate base rate determined by reference to the greatest of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one-month LIBOR rate plus one percent per annum, or (3) a combination of (1) and (2). Interest on the outstanding principal of the Term Loan Facility is payable on the last day of each month, in the case of each base rate loan, and on the last day of each interest period (but no less frequently than every three months), in the case of LIBOR loans. Principal payments are due on the last day of each fiscal quarter beginning March 31, 2016, with the remainder due at maturity on January 8, 2021 (the "Maturity Date"). Anticipated annual future maturities of the Term Loan Facility, Revolving Credit Facility, and capital lease obligation are as follows as of December 31, 2016:

(In thousands)
2017	$6,546
2018	9,690
2019	12,750
2020	15,625
2021	111,125
Thereafter	—
$155,736
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
The Credit Agreement requires the Company to mandatorily prepay the Term Loan Facility and amounts borrowed under the Revolving Credit Facility with (i) 100% of net cash proceeds from certain sales and dispositions, subject to certain reinvestment rights, (ii) 100% of net cash proceeds from certain issuances or incurrences of additional debt, (iii) 50% of net cash proceeds from certain issuances or sales of equity securities, subject to a step down to 0% if the Company’s consolidated leverage ratio is no greater than 2.50:1.0, and (iv) beginning with the fiscal year ending December 31, 2016, 50% of excess cash flow (minus certain specified other payments), subject to a step down to 0% of excess cash flow if the Company’s consolidated leverage ratio is no greater than 2.50:1.0. The Company is permitted to voluntarily prepay the Term Loan Facility and amounts borrowed under the Revolving Credit Facility at any time without penalty, subject to customary “breakage” costs with respect to prepayments of LIBOR rate loans made on a day other than the last day of any applicable interest period. As of December 31, 2016, we believe that we were in compliance with all debt covenants contained in the Credit Agreement.

14.     BENEFIT PLANS
In January 1994, the Company adopted the CPSI 401(k) Retirement Plan that covers all eligible employees of the Company who have completed one year of service. The plan allows eligible employees to contribute up to 60% of their pre-tax earnings up to the statutory limit prescribed by the Internal Revenue Service. The Company matches a discretionary amount determined by the Board of Directors. The Company contributed approximately $2.8 million, $2.2 million, and $2.2 million to the plan for the years ended December 31, 2016, 2015 and 2014, respectively.
The Company provides certain health and medical benefits to eligible employees, their spouses and dependents pursuant to a benefit plan funded by the Company. Each participating employee contributes to the Company’s costs associated with such benefit plan. The Company’s obligation to fund this benefit plan and pay for these benefits is limited through the Company’s purchase of an insurance policy from a third-party insurer. The amount established as a reserve is intended to recognize the Company’s estimated obligations with respect to its payment of claims and claims incurred but not yet reported under the benefit plan. Management believes that the recorded liability for medical self-insurance at December 31, 2016 and 2015 is adequate to cover the losses and claims incurred, but these reserves are based on estimates and the amount ultimately paid may be more or less than such estimates.
15.     OPERATING LEASES
The Company leased office space during 2016 in various locations in Alabama, Louisiana, Pennsylvania, Minnesota, Colorado, Tennessee, and Mississippi. These leases have terms expiring from 2016 through 2024 but do contain optional extension terms.

The future minimum lease payments payable under these operating leases subsequent to December 31, 2016 are as follows:

(In thousands)
2017	$1,988
2018	1,749
2019	991
2020	466
2021	396
Thereafter	761
$6,351
Total rent expense for the years ended December 31, 2016, 2015, and 2014 was $2.7 million, $1.0 million, $0.9 million, respectively.
16.     COMMITMENTS AND CONTINGENCIES
From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. Management does not believe it is reasonably possible that such matters will have a material adverse effect on the Company’s financial statements.
17.     FAIR VALUE
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
The Company did not have available-for-sale securities at December 31, 2016. The accrued contingent consideration depicted below represents the potential earnout incentive for former Rycan shareholders, relating to the purchase of Rycan by HHI in 2015. We have estimated the fair value of the contingent consideration based on the amount of revenue we expect to be earned by Rycan through the year ending December 31, 2018. The Company did not have a contingent consideration liability at December 31, 2015.

		Fair Value at December 31, 2016 Using
		Quoted Prices in
	Carrying	Active Markets for	Significant Other	Significant
	Amount at	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	12/31/2016	(Level 1)	(Level 2)	(Level 3)
Description
Contingent consideration	$1,120	$—	$—	$1,120
Total	$1,120	$—	$—	$1,120
The fair values of the Company’s available-for-sale securities are based on matrix pricing for the year ended December 31, 2015, which uses observable market-based inputs (such as benchmark yields) in addition to quoted prices in active markets to derive fair values. As a result, these inputs are classified as Level 2 within the fair value hierarchy. We generally apply fair value techniques on a non-recurring basis associated with (1) valuing potential impairment loss related to financing receivables accounted for pursuant to Codification topic, Leases, and (2) valuing potential impairment loss related to long-

lived assets accounted for pursuant to Codification topic, Property, Plant and Equipment, when events or circumstances indicate a possible impairment.
The following table summarizes the carrying amounts and fair values of certain assets at December 31, 2015:

		Fair Value at December 31, 2015 Using
		Quoted Prices in
	Carrying	Active Markets for	Significant Other	Significant
	Amount at	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	12/31/2015	(Level 1)	(Level 2)	(Level 3)
Description
Available-for-sale securities
Short-term investments (money market funds and accrued income)	$1,269	$—	$1,269	$—
Mortgage backed securities	55	—	55	—
Certificates of deposit	1,993	—	1,993	—
Obligations of U.S. Treasury, U.S. government corporations and agencies	1,557	—	1,557	—
Corporate debt securities	5,950	—	5,950	—
Total available-for-sale securities	$10,824	$—	$10,824	$—
The carrying amount of other financial instruments reported in the consolidated balance sheets for current assets and current liabilities approximates their fair values because of the short-term nature of these instruments.

18.     SEGMENT REPORTING
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
We now utilize three operating segments, "Acute Care EHR", "Post-acute Care EHR" and "TruBridge, Rycan, and Other Outsourcing", based on our three distinct business units with unique market dynamics and opportunities. Revenues and cost of sales are primarily derived from the provision of services and sales of our proprietary software, and our CODM assesses the performance of these three segments at the gross profit level. Operating expenses and items such as interest, income tax, capital expenditures and total assets are managed at a consolidated level and thus are not included in our operating segment disclosures. Accounting policies for each of the reportable segments are the same as those used on a consolidated basis.
The following table presents a summary of the revenues and gross profits of our three operating segments for the year ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Revenues:
Acute Care EHR	$160,836	$118,385	$148,652
Post-acute Care EHR	29,058	—	—
TruBridge, Rycan, and Other Outsourcing	77,378	63,789	56,090
Total revenues	267,272	182,174	204,742

Cost of sales:
Acute Care EHR	75,225	52,500	59,079
Post-acute Care EHR	11,362	—	—
TruBridge, Rycan, and Other Outsourcing	42,671	35,216	31,716
Total cost of sales	129,258	87,716	90,795

Gross profit:
Acute Care EHR	85,611	65,885	89,573
Post-acute Care EHR	17,696	—	—
TruBridge, Rycan, and Other Outsourcing	34,707	28,573	24,374
Total gross profit	138,014	94,458	113,947

Corporate operating expenses	(123,639)	(69,372)	(64,360)
Other income (loss)	220	405	152
Interest expense	(6,609)	—	—
Income (loss) before taxes	$7,986	$25,491	$49,739

19.     SUBSEQUENT EVENTS
Declaration of Dividends
On February 9, 2017, the Company announced a dividend for the first quarter of 2017 in the amount of $0.25 per share. The dividend was paid on March 10, 2017 to stockholders of record as of the close of business on February 23, 2017.
20.     QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)
The following table presents a summary of our results of operations for our eight most recent quarters ended December 31, 2016. The information for each of these quarters is unaudited and has been prepared on a basis consistent with the audited financial statements. This information includes all adjustments, consisting only of normal recurring adjustments, we consider necessary for fair presentation of this information when read in conjunction with the audited financial statements and related notes. Our operating results have varied on a quarterly basis and may fluctuate significantly in the future.

(In thousands, except for per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2016
Sales revenues	$69,643	$68,415	$64,663	$64,551
Gross profit	36,253	35,135	32,951	33,675
Operating income	766	5,263	4,244	4,102
Net income	(1,663)	1,996	1,599	2,001
Net income per share
Basic	$(0.13)	$0.15	$0.12	$0.15
Diluted	(0.13)	0.15	0.12	0.15
Year Ended December 31, 2015
Sales revenues	$46,240	$47,086	$44,617	$44,231
Gross profit	24,446	24,715	22,727	22,570
Operating income	7,834	8,386	4,261	4,605
Net income	5,508	5,903	3,539	3,393
Net income per share
Basic	$0.49	$0.52	$0.31	$0.30
Diluted	0.49	0.52	0.31	0.30

SCHEDULE II
COMPUTER PROGRAMS AND SYSTEMS, INC.
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description		Balance at beginning of period	Additions charged to cost and expenses (1)	Deductions (2)	Balance at end of period
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet	2014	$1,125	$931	$(803)	$1,253
	2015	$1,253	$674	$(711)	$1,216
	2016	$1,216	$497	$657	$2,370

(1)	Adjustments to allowance for change in estimates.

(2)	Uncollectible accounts written off, net of recoveries.

Description		Balance at beginning of period	Additions charged to cost and expenses (1)	Deductions (2)	Balance at end of period
Allowance for credit losses deducted from financing receivables in the balance sheet	2014	$1,365	$(349)	$(15)	$1,001
	2015	$1,001	$236	$(583)	$654
	2016	$654	$1,762	$(218)	$2,198

(1)	Adjustments to allowance for change in estimates.

(2)	Uncollectible accounts written off, net of recoveries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2016 due to the material weaknesses in internal control over financial reporting related to our business combinations processes.

Remediation of Previously Identified Material Weakness
During the year ended December 31, 2016, we implemented internal control procedures to address previously identified material weaknesses related to the revenue recognition of one of the entities acquired in the HHI acquisition. In connection with the identification of material weaknesses in our internal control over financial reporting, we evaluated, designed and implemented controls and procedures to address these weaknesses. These measures included:

•
Converting the billing processes and systems for the affected HHI revenue streams to CPSI-legacy billing processes and systems to provide transaction-level controls enforcing revenue recognition upon delivery (as required by U.S. GAAP) as opposed to billing;

•
Implementing monitoring controls over the affected HHI revenue streams, similar to those already implemented for CPSI-legacy revenue streams, as an additional proof of the effectiveness of the aforementioned transaction-level controls; and

•
Improving our control environment by enforcing to our accounting and financial reporting personnel and select members of management the necessity for sound revenue recognition practices, beginning at the transaction-level, and ensure that the appropriate individuals within management with the appropriate knowledge and experience are involved in any decisions related to billing practices that deviate from our standard billing processes and systems.

As of the end of the previous fiscal 2016 interim periods, we had not yet determined that these internal control changes had operated effectively for a sufficient period of time to conclude that the material weaknesses previously identified had been remediated. During the fourth quarter of our year ended December 31, 2016, we completed our assessment of the operating effectiveness of these controls. After completing our assessment of the design and operating effectiveness of these new controls and procedures, we concluded that we have remediated the previously identified material weaknesses as of December 31, 2016.

Material Weakness - Business Combinations

During the three months ended December 31, 2016, the Company identified a material weakness related to the Company’s business combination process. The Company identified deficiencies in its controls over review of third-party valuations and properly establishing and accounting for opening balance sheet amounts. Due to the complexity and materiality of the transaction and the subjectivity of the estimates inherent in the process, management has concluded that these processes potentially would not prevent or detect a material misstatement on a timely basis. A potential misstatement would primarily affect the value recorded for goodwill and purchased intangibles, and to a lesser extent, other purchased assets, and the depreciation and amortization associated with those assets.

We are currently evaluating the controls and procedures we will design and put in place to address and remediate this material weakness and plan to implement appropriate measures as part of this effort. These controls and procedures may include engagement of independent consultants to aid the Company in its review of future business combinations for proper accounting, conducting training sessions for key financial personnel regarding the acquisition accounting, or implementing additional review procedures over the business combination accounting related to the overall completeness and accuracy of third-party valuation. We have do not regularly conclude business combinations, so it is uncertain as to when we will be able to remedy this material weakness. Successful remediation of this material weakness requires review and evidence of the effectiveness of the related internal control processes as part of our periodic assessments of our internal control over financial reporting. As we continue to evaluate and work to enhance our internal control over financial reporting, we may determine that additional measures should be taken to address the material weakness described above or other control deficiencies, or that we should modify the remediation plan.

Changes in Internal Control over Financial Reporting
On January 8, 2016, we acquired Healthland Holding Inc. ("HHI"), as further described in Note 3 of the notes to the consolidated financial statements. We continue to integrate policies, processes, people, technology and operations for our combined operations, and we will continue to evaluate the impact of any related changes to internal control over financial reporting during the fiscal year.
Except for any changes in internal controls related to the integration of the HHI businesses into CPSI, such as the addition of internal controls related to debt, intangible assets, goodwill and consolidation, and the steps taken to remediate the material weaknesses identified above, there were no other changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Consistent with the guidance issued by the Securities and Exchange Commission that an assessment of internal control over financial reporting of a recently acquired business may be omitted from management’s evaluation, management has excluded from its assessment Rycan Technologies, Inc., which we acquired on January 8, 2016. The assets of Rycan Technologies, Inc. excluded from our assessment represented less than 1% of the Company’s total assets as of December 31, 2016 and approximately 3% of the Company’s consolidated total revenues for the year ended December 31, 2016.
Management’s Annual Report on Internal Control Over Financial Reporting
This report is included in Item 8 on page 56 and is incorporated herein by reference.
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
Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.
Securities Authorized for Issuance Under Equity Compensation Plans
Information regarding securities authorized for issuance under our equity compensation plans is incorporated by reference to the Proxy Statement for the 2017 Annual Meeting of Stockholders of the Company (the "2017 Proxy Statement") to be filed by the Company with the SEC under the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) and (2) and (c) – Financial Statements and Financial Statement Schedules.
Financial Statements: The Financial Statements and related Financial Statements Schedule of CPSI are included herein in Part II, Item 8.
(a)(3) and (b) – Exhibits.
The exhibits listed on the Exhibit Index beginning on page 97 of this Form 10-K are filed herewith or are incorporated herein by reference.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 15th day of March, 2017.

COMPUTER PROGRAMS AND SYSTEMS, INC.

By:	/s/ J. Boyd Douglas
J. Boyd Douglas
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ J. Boyd Douglas	President, Chief Executive Officer and Director (principal executive officer)	March 15, 2017
J. Boyd Douglas

/s/ Matt J. Chambless	Chief Financial Officer (principal financial officer)	March 15, 2017
Matt J. Chambless

/s/ David A. Dye	Chairman of the Board and Director, Chief Growth Officer	March 15, 2017
David A. Dye

/s/ James B. Britain	Vice President – Finance and Controller (principal accounting officer)	March 15, 2017
James B. Britain

/s/ W. Austin Mulherin, III	Director	March 15, 2017
W. Austin Mulherin, III

/s/ William R. Seifert, II	Director	March 15, 2017
William R. Seifert, II

/s/ John C. Johnson	Director	March 15, 2017
John C. Johnson

/s/ Charles P. Huffman	Director	March 15, 2017
Charles P. Huffman

/s/ A. Robert Outlaw, Jr.	Director	March 15, 2017
A. Robert Outlaw, Jr.

Exhibit Index

Exhibit Number	Description

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

10.15	Commission Program for Troy D. Rosser

10.16
Employment Agreement, dated as of July 8, 2013, by and between Healthland Holdings Inc. and Chris Bauleke (filed as exhibit 10.17 to CPSI's Annual Report on Form 10-K for the period ending December 31, 2015 and incorporated herein by reference)

10.17
Credit Agreement, dated as of January 8, 2016, by and among Computer Programs and Systems, Inc., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated January 8, 2016 and incorporated herein by reference)

10.18
Pledge and Security Agreement, dated as of January 8, 2016, by and among the parties identified as Obligors therein and Regions Bank, as collateral agent (filed as Exhibit 10.2 to CPSI’s Current Report on Form 8-K dated January 8, 2016 and incorporated herein by reference)

10.19
Investor Agreement, dated as of January 8, 2016, by and among Computer Programs and Systems, Inc., Francisco Partners II, L.P., Francisco Partners Parallel Fund II, L.P., and AHR Holdings, LLC. (filed as Exhibit 10.3 to CPSI’s Current Report on Form 8-K dated January 8, 2016 and incorporated herein by reference)

10.20
Support Agreement, dated as of November 25, 2015, by and among Computer Programs and Systems, Inc., HHI Merger Sub I, Inc., HHI Merger Sub II, Inc., AHR Holdings, LLC, Francisco Partners II, L.P., and Francisco Partners Parallel Fund II, L.P. (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated December 1, 2015 and incorporated herein by reference)

10.21
Escrow Agreement, dated as of January 8, 2016, by and among Computer Programs and Systems, Inc., AHR Holdings, LLC and U.S. Bank National Association (filed as Exhibit 99.4 to CPSI's Registration Statement on Form S-8 (Registration No. 333-208915) and incorporated herein by reference)

10.22
First Amendment, dated as of December 20, 2016, by and among Computer Programs and Systems, Inc., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to CPSI's Current Report on Form 8-K dated December 20, 2016 and incorporated herein by reference)

21.1	Subsidiaries of the registrant

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Annual Report on Form 10-K for the period ended December 31, 2016

*	Management compensation plan or arrangement