Form 10-Q
period 2017-03-31
COMPUTER PROGRAMS & SYSTEMS INC
filed 2017-05-09
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017.

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 8, 2017, there were 13,536,003 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.
Quarterly Report on Form 10-Q
(For the three months ended March 31, 2017)

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$1,888	$2,220
Accounts receivable, net of allowance for doubtful accounts of $2,120 and $2,370, respectively	32,909	31,812
Financing receivables, current portion, net	4,707	5,459
Inventories	1,217	1,697
Prepaid income taxes	934	567
Prepaid expenses and other	2,948	2,794
Total current assets	44,603	44,549
Property and equipment, net	12,721	13,439
Financing receivables, net of current portion	6,025	5,595
Intangible assets, net	104,517	107,118
Goodwill	168,449	168,449
Total assets	$336,315	$339,150
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,768	$6,841
Current portion of long-term debt	6,603	5,817
Deferred revenue	9,743	5,840
Accrued vacation	4,250	3,650
Other accrued liabilities	7,718	8,797
Total current liabilities	36,082	30,945
Long-term debt, less current portion	139,750	146,989
Deferred tax liabilities	4,370	3,246
Total liabilities	180,202	181,180
Stockholders’ equity:
Common stock, $0.001 par value; 30,000 shares authorized; 13,536 and 13,533 shares issued and outstanding	13	13
Additional paid-in capital	149,192	147,911
Retained earnings	6,908	10,046
Total stockholders’ equity	156,113	157,970
Total liabilities and stockholders’ equity	$336,315	$339,150
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Sales revenues:
System sales and support	$43,423	$49,709
TruBridge	20,652	19,934
Total sales revenues	64,075	69,643
Costs of sales:
System sales and support	18,655	22,267
TruBridge	11,863	11,287
Total costs of sales	30,518	33,554
Gross profit	33,557	36,089
Operating expenses:
Product development	8,934	7,190
Sales and marketing	7,127	6,730
General and administrative	11,661	19,038
Amortization of acquisition-related intangibles	2,601	2,355
Total operating expenses	30,323	35,313
Operating income	3,234	776
Other income (expense):
Other income	70	(1)
Interest expense	(1,807)	(1,468)
Total other income (expense)	(1,737)	(1,469)
Income before taxes	1,497	(693)
Provision for income taxes	1,251	970
Net income (loss)	$246	$(1,663)
Net income (loss) per common share—basic	$0.02	$(0.13)
Net income (loss) per common share—diluted	$0.02	$(0.13)
Weighted average shares outstanding used in per common share computations:
Basic	13,374	13,025
Diluted	13,374	13,025
Dividends declared per common share	$0.25	$0.64
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$246	$(1,663)
Other comprehensive income, net of tax
Change in unrealized income with realized income on the Statement of Operations	—	32
Total other comprehensive income, net of tax	—	32
Comprehensive income (loss)	$246	$(1,631)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity

	Shares	Amount
Balance at December 31, 2016	13,533	$13	$147,911	$10,046	$157,970
Net income	—	—	—	246	246
Issuance of restricted stock	3	—	—	—	—
Stock-based compensation	—	—	1,281	—	1,281
Dividends	—	—	—	(3,384)	(3,384)
Balance at March 31, 2017	13,536	$13	$149,192	$6,908	$156,113
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating Activities:
Net income (loss)	246	$(1,663)
Adjustments to net income:
Provision for bad debt	174	133
Deferred taxes	1,124	957
Stock-based compensation	1,281	1,383
Excess tax benefit from stock-based compensation	—	(109)
Depreciation	718	852
Amortization of acquisition-related intangibles	2,601	2,355
Amortization of deferred finance costs	182	158
Changes in operating assets and liabilities (net of acquired assets and liabilities):
Accounts receivable	(801)	(985)
Financing receivables	(147)	(895)
Inventories	480	557
Prepaid expenses and other	(154)	72
Accounts payable	927	2,878
Deferred revenue	3,903	(4,323)
Other liabilities	(480)	(954)
Prepaid income taxes/income taxes payable	(367)	418
Net cash provided by operating activities	9,687	834
Investing Activities:
Purchases of property and equipment	—	(32)
Purchase of business, net of cash received	—	(162,198)
Sale of investments	—	9,729
Net cash used in investing activities	—	(152,501)
Financing Activities:
Dividends paid	(3,384)	(8,587)
Proceeds from long-term debt	—	146,572
Payments of long-term debt principal	(6,635)	(781)
Proceeds from exercise of stock options	—	1,097
Excess tax benefit from stock-based compensation	—	109
Net cash provided by (used in) financing activities	(10,019)	138,410
Decrease in cash and cash equivalents	(332)	(13,257)
Cash and cash equivalents at beginning of period	2,220	24,951
Cash and cash equivalents at end of period	$1,888	$11,694
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,612	$922
Cash paid for income taxes, net of refund	$494	$—
Supplemental disclosure of non-cash information:
Fair value of common stock and options issued as consideration for acquisition of HHI	$—	$97,017
Write-off of fully depreciated assets	$—	$2,769
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
Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2016 was derived from the audited consolidated balance sheet at that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of Computer Programs and Systems, Inc. ("CPSI" or the "Company") for the year ended December 31, 2016 and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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
Presentation
Effective January 1, 2017, we adopted a revised presentation of sales revenues and the associated costs of sales in our condensed consolidated statements of operations, which we believe is better aligned with and representative of the amount and profitability of our revenue streams, as well as the way we manage our business, review our operating performance and market our products. Specifically:

•
The Company's sales revenues and costs of sales amounts formerly presented with the caption "Business management, consulting, and managed IT services" are now presented within the caption "TruBridge" within the condensed consolidated statements of operations.

•
Rycan's sales revenues and costs of sales amount formerly included within the captions "Systems sales and support" are now included within the caption "TruBridge" within the condensed consolidated statements of operations;

•
Healthland and AHT revenues and costs of sales related to hosting services formerly included within the captions "Systems sales and support" are now included within the caption "TruBridge" within the condensed consolidated statements of operations; and,

•
Certain Rycan expenses formerly included within the caption "General and administrative" are now included in cost of sales with the caption "TruBridge" within the condensed consolidated statements of operations.

These reclassifications had no effect on previously reported total sales revenues, operating income, income before taxes or net income.

Amounts presented for the three months ended March 31, 2016 have been reclassified to conform to the current presentation. The following table provides the amounts reclassified for the three months ended March 31, 2016:

(In thousands)	As previously reported	Reclassifications	As reclassified
Sales revenues:
System sales	52,380	(2,671)	49,709
TruBridge	17,263	2,671	19,934
Costs of sales:
System Sales	23,862	(1,595)	22,267
TruBridge	9,528	1,759	11,287
Operating expenses:
General and administrative	19,202	(164)	19,038
2.     BUSINESS COMBINATION
Acquisition of HHI
On January 8, 2016, we acquired all of the assets and liabilities of HHI, including its wholly-owned subsidiaries, Healthland, AHT and Rycan. Healthland provides electronic health records ("EHR") and clinical information management solutions to over 350 hospital customers at the time of acquisition. AHT is a provider of clinical and financial solutions in the post-acute care market, serving over 3,300 skilled nursing facilities at the time of acquisition. Rycan offered SaaS-based revenue cycle management workflow and automation software to over 290 hospital customers at the time of acquisition.
We believe the acquisition of HHI:

•	strengthened our position in providing healthcare information systems to community healthcare organizations with approximately 1,200 combined hospital customers at the time of acquisition;

•	introduced CPSI to the post-acute care market; and

•	expanded the products offered by and capabilities of TruBridge with the addition of Rycan and its suite of revenue cycle management software products.
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
Our acquisition of HHI was treated as a purchase in accordance with Accounting Standards Codification (the "Codification") 805, Business Combinations, of the Financial Accounting Standards Board ("FASB"), which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. Our allocation of the purchase price was based on management's judgment after evaluating several factors, including a valuation assessment.

The allocation of the purchase price paid for HHI was as follows:

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
The fair value measurements of tangible and intangible assets and liabilities were based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value measurement hierarchy (see Note 13). Level 3 inputs included, among others, discount rates that we estimated would be used by a market participant in valuing these assets and liabilities, projections of revenues and cash flows, client attrition rates and market comparables.
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

•
TruBridge - the provision of business management services, which includes electronic billing, statement processing, payroll processing, accounts receivable management, contract management and insurance services, as well as Internet service provider ("ISP") services and consulting and managed IT services (collectively, "other professional IT services").

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

TruBridge
TruBridge consists of electronic billing, statement processing, payroll processing, accounts receivable management, contract management and insurance services. While TruBridge arrangements are contracts separate from the system sale and support contracts, these contracts are often executed within a short time frame of each other. The amount of the total arrangement consideration allocated to these services is based on VSOE of fair value by reference to the rate at which our customers renew as well as the rate at which the services are sold to customers when the TruBridge agreement is not executed within a short time frame of the system sale and support contracts. If VSOE of fair value does not exist for these services, we allocate arrangement consideration based on third-party evidence ("TPE") of selling price or, if neither VSOE nor TPE is available, estimated selling price. Because the pricing is transaction based (per unit pricing), customers are billed and revenue recognized as services are performed based on transaction levels.
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
4.     PROPERTY AND EQUIPMENT
Property and equipment were comprised of the following at March 31, 2017 and December 31, 2016:

(In thousands)	March 31, 2017	December 31, 2016
Land	$2,848	$2,848
Buildings and improvements	9,432	9,432
Maintenance equipment	802	802
Computer equipment	5,174	5,174
Leasehold improvements	5,007	5,007
Office furniture and fixtures	3,591	3,591
Automobiles	335	335
	27,189	27,189
Less: accumulated depreciation	(14,468)	(13,750)
Property and equipment, net	$12,721	$13,439
5.     OTHER ACCRUED LIABILITIES
Other accrued liabilities were comprised of the following at March 31, 2017 and December 31, 2016:

(In thousands)	March 31, 2017	December 31, 2016
Salaries and benefits	$3,926	$5,397
Severance	631	337
Commissions	518	518
Self-insurance reserves	939	887
Contingent consideration	1,120	1,120
Other	584	538
	$7,718	$8,797
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

The following is a calculation of the basic and diluted EPS for Company's common stock, including a reconciliation between net income and net income attributable to common stockholders:

	Three Months Ended
(in thousands, except per share data)	March 31, 2017	March 31, 2016
Net income (loss)	$246	$(1,663)
Less: Net (income) loss attributable to participating securities	(2)	21
Net income (loss) attributable to common stockholders	$244	$(1,642)

Weighted average shares outstanding used in basic per common share computations	13,374	13,025
Add: Dilutive potential common shares	—	—
Weighted average shares outstanding used in diluted per common share computations	13,374	13,025

Basic EPS	$0.02	$(0.13)
Diluted EPS	$0.02	$(0.13)
7.     INCOME TAXES
The Company determines the tax provision for interim periods using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.
Our effective tax rate for the three months ended March 31, 2017 increased to 83.6% from (140.0)% for the three months ended March 31, 2016. During the first quarter of 2017 we experienced a shortfall tax expense related to restricted stock of $0.8 million that increased the effective rate by 51% due to the adoption of ASU 2016-09. During the three months ended March 31, 2016, we experienced a consolidated net loss.
8.     STOCK-BASED COMPENSATION
Stock-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee's or non-employee director's requisite service period.
The following table details total stock-based compensation expense for the three months ended March 31, 2017 and 2016, included in the condensed consolidated statements of operations:

	Three Months Ended
(In thousands)	March 31, 2017	March 31, 2016
Costs of sales	$318	$399
Operating expenses	963	984
Pre-tax stock-based compensation expense	1,281	1,383
Less: income tax effect	(500)	(539)
Net stock-based compensation expense	$781	$844
The Company's stock-based compensation awards are in the form of restricted stock and performance share awards made pursuant to the Company's 2005 Restricted Stock Plan, 2012 Restricted Stock Plan for Non-Employee Directors, and 2014 Incentive Plan (the "Plans"). As of March 31, 2017, there was $6.0 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans, which is expected to be recognized over a weighted-average period of 1.9 years.

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
A summary of restricted stock activity (including shares of restricted stock issued pursuant to the settlement of performance share awards) under the Plans during the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Shares	Weighted-Average Grant Date Fair Value Per Share	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested restricted stock outstanding at beginning of period	184,885	$54.63	191,397	$57.12
Granted	2,820	26.60	79,824	53.24
Vested	(64,378)	54.45	(40,174)	54.90
Nonvested restricted stock outstanding at end of period	123,327	$54.07	231,047	$56.16
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

A summary of performance share award activity under the 2014 Incentive Plan during the three months ended March 31, 2017 and 2016 is as follows, based on the target award amounts set forth in the performance share award agreements:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Performance share awards outstanding at beginning of period	77,594	$49.64	49,471	$49.29
Granted	56,711	25.13	70,434	50.68
Forfeited or unearned	(77,594)	49.64	(49,471)	49.29
Performance share awards outstanding at end of period	56,711	$25.13	70,434	$50.68

9.     FINANCING RECEIVABLES
Short-Term Payment Plans
The Company has sold information and patient care systems to certain healthcare providers under Second Generation Meaningful Use Installment Plans (see below) with maximum contractual terms of three years and expected terms of less than one year and other arrangements requiring fixed monthly payments over terms ranging from three to 12 months ("Fixed Periodic Payment Plans"). These receivables, collectively referred to as short-term payment plans and included in the current portion of financing receivables, were comprised of the following at March 31, 2017 and December 31, 2016:

(In thousands)	March 31, 2017	December 31, 2016
Second Generation Meaningful Use Installment Plans, gross	$2,564	$3,080
Fixed Periodic Payment Plans, gross	1,166	1,988
Short-term payment plans, gross	$3,730	$5,068

Less: allowance for losses	(2,125)	(1,796)
Short-term payment plans, net	$1,605	$3,272
Sales-Type Leases
Additionally, the Company leases its information and patient care systems to certain healthcare providers under sales-type leases expiring in various years through 2024. These receivables typically have terms from two to seven years, bear interest at various rates, and are usually collateralized by a security interest in the underlying assets. Since the Company has a history of successfully collecting amounts due under the original payment terms of these extended payment arrangements without making any concessions to its customers, the Company satisfies the requirement for revenue recognition. The Company’s history with these types of extended payment term arrangements supports management’s assertion that revenues are fixed and determinable and collection is probable.
The components of these lease receivables were as follows at March 31, 2017 and December 31, 2016:

(In thousands)	March 31, 2017	December 31, 2016
Sales-type leases, gross	$10,588	$8,981
Less: allowance for losses	(543)	(402)
Less: unearned income	(918)	(797)
Sales-type leases, net	$9,127	$7,782

Future minimum lease payments to be received subsequent to March 31, 2017 are as follows:

(In thousands)
Years Ended December 31,
2017	$2,839
2018	2,497
2019	1,944
2020	1,536
2021	1,134
Thereafter	638

Total minimum lease payments to be received	10,588
Less: allowance for losses	(543)
Less: unearned income	(918)

Lease receivables, net	$9,127

Credit Quality of Financing Receivables and Allowance for Credit Losses
The following table is a roll-forward of the allowance for financing credit losses for the three months ended March 31, 2017 and year ended December 31, 2016:

(In thousands)	Balance at Beginning of Period	Provision	Charge-offs	Recoveries	Balance at End of Period
March 31, 2017	$2,198	$470	$—	$—	$2,668
December 31, 2016	$654	$1,762	$(218)	$—	$2,198
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
Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. To facilitate customer collection and credit monitoring efforts, financing receivable amounts are invoiced and reclassified to trade accounts receivable when they become due, with all invoiced amounts placed on nonaccrual status. As a result, all past due amounts related to the Company’s financing receivables are included in trade accounts receivable in the accompanying condensed consolidated balance sheets. The following is an analysis of the age of financing receivables amounts (excluding short-term payment plans) that have been reclassified to trade accounts receivable and were past due as of March 31, 2017 and December 31, 2016:

(In thousands)	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due
March 31, 2017	$247	$55	$41	$343
December 31, 2016	$228	$31	$34	$293
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
Because amounts are reclassified to trade accounts receivable when they become due, there are no past due amounts included within financing receivables or the financing receivables, current portion, net amount in the accompanying condensed consolidated balance sheets.
The Company utilizes an aging of trade accounts receivable as the primary credit quality indicator for its financing receivables, which is facilitated by the reclassification of customer payment amounts to trade accounts receivable when they become due. The table below categorizes customer financing receivable balances (excluding short-term payment plans), none of which are considered past due, based on the age of the oldest payment outstanding that has been reclassified to trade accounts receivable:

(In thousands)	March 31, 2017	December 31, 2016
Customer balances with amounts reclassified to trade accounts receivable that are:
1 to 90 Days Past Due	$3,357	$6,167
91 to 180 Days Past Due	1,707	550
181 + Days Past Due	1,176	273
Total customer balances with past due amounts reclassified to trade accounts receivable	$6,240	$6,990
Total customer balances with no past due amounts reclassified to trade accounts receivable	3,430	1,194
Total financing receivables with contractual maturities of one year or less	3,730	5,068
Less: allowance for losses	(2,668)	(2,198)
Total financing receivables	$10,732	$11,054
Second Generation Meaningful Use Installment Plans
Beginning in the fourth quarter of 2012, we offered to our customers license agreements with payment terms that provided us with greater visibility into and control over the customer’s meaningful use attestation process and significantly reduced the maximum timeframe over which customers must satisfy their full payment obligations in purchasing our system (“Second Generation Meaningful Use Installment Plans”). As the overall payment period durations of the Second Generation Meaningful Use Installment Plans are consistent with that of our historical system sale financing arrangements, revenues under the Second Generation Meaningful Use Installment Plans are recognized upon installation of our EHR solution. Although these arrangements provide for a maximum payment term of three years, management has determined the expected term for these arrangements to be less than one year due to (a) historical collection patterns of required EHR incentive payment amounts and (b) the estimated significance of those amounts, the receipt of which is expected to result in minimal or no remaining balance for the related arrangements. As a result, all related amounts are included as a component of financing receivables, current portion, net in the accompanying condensed consolidated balance sheets and as a component of short-term payment plans within this note.

10.     INTANGIBLE ASSETS AND GOODWILL
Our purchased definite-lived intangible assets as of March 31, 2017 are summarized as follows:

(In thousands)	Customer Relationships	Trademark	Developed Technology	Total
Gross carrying amount	$82,300	$10,900	$24,100	$117,300
Accumulated amortization	(8,033)	(1,044)	(3,706)	(12,783)
Net intangible assets	$74,267	$9,856	$20,394	$104,517
Weighted average remaining years of useful life	12	14	7	11
The following table represents the remaining amortization of definite-lived intangible assets as of March 31, 2017:

(In thousands)
For the year ended December 31,
2017	$7,804
2018	10,406
2019	10,112
2020	10,106
2021	10,066
Due thereafter	56,023
Total	$104,517
The following table sets forth the change in the carrying amount of goodwill by segment for the three months ended March 31, 2017:

(In thousands)	Acute Care EHR	Post-acute Care EHR	TruBridge	Total
Balance as of December 31, 2016	$97,095	$57,570	$13,784	$168,449
Goodwill acquired	—	—	—	—
Balance as of March 31, 2017	$97,095	$57,570	$13,784	$168,449
Goodwill is evaluated for impairment annually on October 1, or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist. As of March 31, 2017, there was no impairment to goodwill.

11.     LONG-TERM DEBT
Long-term debt was comprised of the following at March 31, 2017 and December 31, 2016:

(In thousands)	March 31, 2017	December 31, 2016
Term loan facility	$120,312	$121,875
Revolving credit facility	28,000	33,000
Capital lease obligation	789	861
Debt obligations	149,101	155,736
Less: debt issuance costs	(2,748)	(2,930)
Debt obligation, net	146,353	152,806
Less: current portion	(6,603)	(5,817)
Long-term debt	$139,750	$146,989
As of March 31, 2017, the carrying value of debt approximates the fair value due to the variable interest rate.
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
The Term Loan Facility bears interest at a rate per annum equal to an applicable margin plus (1) the Adjusted LIBOR rate for the relevant interest period, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one-month LIBOR rate plus one percent per annum, or (3) a combination of (1) and (2). Interest on the outstanding principal of the Term Loan Facility is payable on the last day of each month, in the case of each base rate loan, and on the last day of each interest period (but no less frequently than every three months), in the case of LIBOR loans. Principal payments are due on the last day of each fiscal quarter beginning March 31, 2016, with the remainder due at maturity on January 8, 2021 (the "Maturity Date"). Anticipated annual future maturities of the Term Loan Facility, Revolving Credit Facility, and capital lease obligation are as follows as of March 31, 2017:

(In thousands)
2017	$4,911
2018	9,690
2019	12,750
2020	15,625
2021	106,125
Thereafter	—
$149,101
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
The Credit Agreement requires the Company to mandatorily prepay the Term Loan Facility and amounts borrowed under the Revolving Credit Facility with (i) 100% of net cash proceeds from certain sales and dispositions, subject to certain reinvestment rights, (ii) 100% of net cash proceeds from certain issuances or incurrences of additional debt, (iii) 50% of net cash proceeds from certain issuances or sales of equity securities, subject to a step down to 0% if the Company’s consolidated leverage ratio is no greater than 2.50:1.0, and (iv) beginning with the fiscal year ending December 31, 2016, 50% of excess cash flow (minus certain specified other payments), subject to a step down to 0% of excess cash flow if the Company’s consolidated leverage ratio is no greater than 2.50:1.0. The Company is permitted to voluntarily prepay the Term Loan Facility and amounts borrowed under the Revolving Credit Facility at any time without penalty, subject to customary “breakage” costs with respect to prepayments of LIBOR rate loans made on a day other than the last day of any applicable interest period. As of March 31, 2017, we believe that we were in compliance with all debt covenants contained in the Credit Agreement.
12.     COMMITMENTS AND CONTINGENCIES
From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. Management does not believe it is reasonably possible that such matters will have a material adverse effect on the Company’s financial statements.
13.     FAIR VALUE
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
The following table summarizes the carrying amounts and fair values of certain liabilities at March 31, 2017:

		Fair Value at March 31, 2017 Using
	Carrying Amount at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	3/31/2017	(Level 1)	(Level 2)	(Level 3)
Description
Contingent consideration	$1,120	$—	$—	$1,120
Total	$1,120	$—	$—	$1,120
The following table summarizes the carrying amounts and fair values of certain liabilities at December 31, 2016:

		Fair Value at December 31, 2016 Using
	Carrying Amount at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	12/31/2016	(Level 1)	(Level 2)	(Level 3)
Description
Contingent consideration	$1,120	$—	$—	$1,120
Total	$1,120	$—	$—	$1,120
The carrying amounts of other financial instruments reported in the consolidated balance sheets for current assets and current liabilities approximate their fair values because of the short-term nature of these instruments.

14.     SEGMENT REPORTING
Our chief operating decision makers ("CODM") utilize three operating segments, "Acute Care EHR", "Post-acute Care EHR" and "TruBridge", based on our three distinct business units with unique market dynamics and opportunities. Revenues and cost of sales are primarily derived from the provision of services and sales of our proprietary software, and our CODM assess the performance of these three segments at the gross profit level. Operating expenses and items such as interest, income tax, capital expenditures and total assets are managed at a consolidated level and thus are not included in our operating segment disclosures. Our CODM group is comprised of the Chief Executive Officer, Chief Growth Officer, Chief Operating Officer, and Chief Financial Officer. Accounting policies for each of the reportable segments are the same as those used on a consolidated basis.
As of January 1, 2017, the operating segment formerly identified as "TruBridge, Rycan, and Other Outsourcing" is now identified as "TruBridge".
The following table presents a summary of the revenues and gross profits of our three operating segments for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(In thousands)	2017	2016
Revenues:
Acute Care EHR	$37,131	$42,740
Post-acute Care EHR	6,292	6,969
TruBridge	20,652	19,934
Total revenues	$64,075	$69,643

Cost of sales:
Acute Care EHR	$16,642	$19,886
Post-acute Care EHR	2,013	2,381
TruBridge	11,863	11,287
Total cost of sales	$30,518	$33,554

Gross profit:
Acute Care EHR	$20,489	$22,854
Post-acute Care EHR	4,279	4,588
TruBridge	8,789	8,647
Total gross profit	$33,557	$36,089

Corporate operating expenses	$(30,323)	(35,313)
Other income (loss)	70	(1)
Interest expense	(1,807)	(1,468)
Income (loss) before taxes	$1,497	$(693)
15.     RECENT ACCOUNTING PRONOUNCEMENTS
New Accounting Standards Adopted in 2017

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. The amended guidance requires entities to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The requirement would replace the current lower of cost or market evaluation. Accounting guidance is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail method. The amended guidance will be effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15,

2017. The amended guidance should be applied prospectively with earlier application permitted. The adoption of ASU 2015-11 did not have a material effect on our financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and the classification of awards on the statement of cash flows. This guidance will be effective for fiscal years and interim periods within those years beginning after December 15, 2016, which is effective for the Company as of the first quarter of our fiscal year ending December 31, 2017. The adoption of ASU 2016-09 had a material effect on our financial statements in the period of adoption and is disclosed in Note 7 of the financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, that removes step two of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the new guidance, a goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2019 with early adoption permitted for any goodwill impairment tests performed after January 1, 2017. The guidance is to be applied prospectively.

We have elected to early adopt ASU 2017-04 and the guidance will be applied for any goodwill impairment tests performed after January 1, 2017. The adoption of ASU 2017-04 may have a material impact on our financial statements if one of our reporting unit's carrying value exceeds its fair value at the time of impairment assessment.
New Accounting Standards Yet to be Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This guidance will be effective for fiscal years and interim periods within those years beginning after December 15, 2017, which is effective for the Company as of the first quarter of our fiscal year ending December 31, 2018. We are in the process of completing our initial assessment of our systems, data, and processes that will be affected by the implementation of this standard, having engaged third party consultants to assist in evaluating the related impact that the implementation of this standard will have on our financial statements. As a result, we are unable at this time to conclude as to whether the implementation of this standard will have a material effect on our financial statements.

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

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, to assist an entity in evaluating when a set of transferred assets and activities is a business. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and should be applied prospectively to any transactions occurring within the period of adoption. Early adoption is permitted, including for interim or annual periods in which the financial statements have not been issued or made available for issuance. The Company is currently evaluating the impact that the implementation of this standard will have on its financial statements.

We do not believe that any other recently issued, but not yet effective accounting standards, if adopted, would have a material impact on our consolidated financial statements.
16.     SUBSEQUENT EVENTS
On May 4, 2017, the Company announced a dividend for the second quarter of 2017 in the amount of $0.20 per share, payable on June 2, 2017, to stockholders of record as of the close of business on May 18, 2017.

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
Additional information concerning these and other factors that could cause differences between forward-looking statements and future actual results is discussed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
As discussed in this Item under “Results of Operations by Segment” below, we now manage our operations using three operating segments which are also our reportable segments: (1) acute care EHR, (2) post-acute care EHR and (3) TruBridge.

Acute Care EHR

Our Acute Care EHR segment consists of acute care software solutions and support sales generated by Evident and Healthand.

Post-acute Care EHR

Our Post-acute Care EHR segment consists of post-acute care software solutions and support sales generated by AHT.

TruBridge

Our TruBridge segment primarily consists of business management, consulting and managed IT services sales generated by TruBridge and the sale of Rycan's revenue cycle management workflow and automation software.
Management Overview
Historically we have primarily sought revenue growth through sales of healthcare IT systems and related services to existing and new customers within our target market, a strategy that has resulted in a ten-year compounded annual growth rate in legacy revenues (i.e., revenues related to our legacy Evident and TruBridge operations) of approximately 4.5% as of the end of our most recently completed fiscal year. Important to our potential for continued long-term revenue growth is our ability to sell new and additional products and services to our existing customer base, including cross-selling opportunities presented with the acquisition of HHI. We believe that as our combined customer base grows, the demand for additional products and services, including business management, consulting and managed IT services, will also continue to grow, supporting further increases in recurring revenues. We also expect to drive revenue growth from new product development that we may generate from our research and development activities.
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
We also look to increase margins through cost containment measures where appropriate. For example, during 2016 we instituted several changes related to our employee benefits offerings, including a spousal carve-out for healthcare benefits. Additionally, during the first quarter of 2017 we instituted a one-time, voluntary severance program offering those employees meeting certain predetermined criteria severance packages involving continuing periodic cash payments and healthcare benefits for varying periods, depending upon the individual's years of service with the Company. Lastly, the acquisition of HHI in January of 2016 presents us with additional opportunities to leverage the greater operating efficiencies of the combined entity in order to drive further earnings and profitability growth in the future.
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
In recent years, there have been significant changes to provider reimbursement by the U.S. federal government, followed by commercial payers and state governments. There is increasing pressure on healthcare organizations to reduce costs and increase quality, replacing fee-for-service in part by enrolling in an advanced payment model. This pressure could further encourage adoption of healthcare IT and increase demand for business management, consulting, and managed IT services as the future success of these healthcare providers is greatly dependent upon their ability to engage patient populations and to coordinate patient care across a multitude of settings, while optimizing operating efficiency along the way.
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
We have also historically made our software applications available to customers through "Software as a Service" or "SaaS" configurations, including our Cloud Electronic Health Record ("Cloud EHR") offering. These offerings are attractive to some customers because this configuration allows them to obtain access to advanced software products without a significant initial capital outlay. Although the broader enterprise software marketplace has been experiencing an increasing trend of SaaS arrangements in the past few years, this trend has been slower to develop within our market for new system installations and add-on sales to existing customers. However, we experienced a substantial increase in the prevalence of such arrangements within our system sales arrangements in 2015, a trend which continued in 2016 and we expect to continue for the foreseeable future. Unlike our historical perpetual license arrangements under which the related revenue is recognized effectively upon installation, the SaaS arrangements result in revenue being recognized monthly as the services are provided over the term of the arrangement. As a result, the effect of this trend on the Company's financial statements is reduced system sales revenues during the period of installation in exchange for increased recurring periodic revenues (reflected in system sales and support revenues) over the term of the SaaS arrangement.
American Recovery and Reinvestment Act of 2009
While ongoing financial challenges facing healthcare organizations have impacted and are expected to continue to impact the rural and community hospitals that comprise our target market, we believe that the financial incentives and penalties offered by the American Recovery and Reinvestment Act of 2009 (the "ARRA") for the adoption of qualifying EHRs have increased and will continue to support demand for healthcare information technology and will have a positive impact on our business prospects through at least 2017. As of March 31, 2017, incentive payments totaling $36.2 billion have been made to aid healthcare organizations in modernizing their operations through the acquisition and wide-spread use of healthcare information technology. Eligible hospitals could begin receiving these incentive payments in any year from 2011 through 2015, but the total incentive payment is decreased for hospitals that started receiving payments in 2014 and later. Additionally, reimbursements under Medicare have been reduced for those eligible healthcare providers that did not begin to demonstrate meaningful use of an EHR by October 1, 2014.
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

Results of Operations
During the three months ended March 31, 2017, we generated revenues of $64.1 million from the sale of our products and services, compared to $69.6 million during the three months ended March 31, 2016, a decrease of 8.0% that is primarily attributed to fewer EHR system installations and add on sales. Our net income for the three months ended March 31, 2017 increased 114.8%, or $1.9 million, from the first three months of 2016, while cash flow from operations increased $8.9 million, primarily due to improved profitability and more cash-advantageous changes in working capital.
The following table sets forth certain items included in our results of operations for the three months ended March 31, 2017 and 2016, expressed as a percentage of our total revenues for these periods:

	Three Months Ended March 31,
	2017		2016
(In thousands)	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
System sales and support	$43,423	67.8%	$49,709	71.4%
TruBridge	20,652	32.2%	19,934	28.6%
Total sales revenues	64,075	100.0%	69,643	100.0%
Costs of sales:
System sales and support	18,655	29.1%	22,267	32.0%
TruBridge	11,863	18.5%	11,287	16.2%
Total costs of sales	30,518	47.6%	33,554	48.2%
Gross profit	33,557	52.4%	36,089	51.8%
Operating expenses:
Product development	8,934	13.9%	7,190	10.3%
Sales and marketing	7,127	11.1%	6,730	9.7%
General and administrative	11,661	18.2%	19,038	27.3%
Amortization of acquisition-related intangibles	2,601	4.1%	2,355	3.4%
Total operating expenses	30,323	47.3%	35,313	50.7%
Operating income	3,234	5.0%	776	1.1%
Other income (expense):
Other income	70	0.1%	(1)	—%
Interest expense	(1,807)	(2.8)%	(1,468)	(2.1)%
Total other income (expense)	(1,737)	(2.7)%	(1,469)	(2.1)%
Income (loss) before taxes	1,497	2.3%	(693)	(1.0)%
Provision for income taxes	1,251	2.0%	970	1.4%
Net income (loss)	$246	0.4%	$(1,663)	(2.4)%

Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016
Revenues. Total revenues for the three months ended March 31, 2017 decreased 8.0%, or $5.6 million, compared to the three months ended March 31, 2016.
System sales and support revenues decreased by 12.6%, or $6.3 million, from the first quarter of 2016. System sales and support revenues were comprised of the following for the three months ended March 31, 2017 and March 31, 2016.

	Three Months Ended
(In thousands)	March 31, 2017	March 31, 2016
Recurring system sales and support revenues (1)	$33,616	$34,499
Non-recurring system sales and support revenues (2)	9,807	15,210
Total system sales and support revenue	$43,423	$49,709

(1) Mostly comprised of installation revenues from the sale of our acute and post-acute EHR solutions and related applications under a perpetual (non-subscription) licensing model.

(2) Mostly comprised of support and maintenance, subscriptions, and SaaS revenues.
Nonrecurring system sales and support revenues decreased $5.4 million, or 35.5%, primarily as Evident’s new system installation and add-on volumes decreased and the market for Healthland migrations from the legacy Classic platform to Healthland’s flagship Centriq platform continues to decrease. Related to Evident’s new system installation volumes, we installed our Thrive EHR solution at three new hospital clients during the first quarter of 2017 (one of which was under a Cloud EHR arrangement, under which the related costs are all captured in the period of installation with the resulting revenue recognized ratably over the contractual term as the services are provided) compared to six during the first quarter of 2016 (one of which was under a Cloud EHR arrangement), with a resulting revenue decrease of $1.2 million. Evident’s add-on sales decreased by $1.7 million due to lower installation volumes of Emergency Department Information Systems and Thrive Provider EHR. Platform migration opportunities for Healthland customers moving from Classic to Centriq are naturally decreasing over time as we have completed most migrations for this finite population, resulting in a $1.3 million decrease in nonrecurring revenues from our Healthland operations as we completed three migrations during the first quarter of 2016 compared to none in the first quarter of 2017. These decreased installation revenues at Evident and Healthland have been compounded by decreased installations of AHT’s post-acute EHR solution, resulting in a $0.7 million decrease in related revenues.
Recurring system sales and support revenues decreased $0.9 million, or 2.6%. Our recently acquired Healthland customer base contains a heavy concentration of calendar year-end support and maintenance renewal terms. As a result, the majority of the revenue impacted related to Healthland attrition through 2016 customer support terminations did not occur until the first quarter of 2017.
TruBridge revenues increased 3.6%, or $0.7 million, from the first quarter of 2016. Our hospital customers operate in an environment typified by rising costs and increased complexity and are increasingly seeking to alleviate themselves of the ever increasing administrative burden of operating their own business office functions, resulting in an expanded customer base for our private pay services (increasing 6.9%, or $0.2 million) and accounts receivable management services (increasing 4.9%, or $0.3 million). Our insurance services revenues have increased 8.2%, or $0.4 million, primarily as our recent acquisition of HHI exposes Rycan’s solutions, which we consider to be best-of-breed, to a broader and more robust sales channel. Our IT managed services revenues have increased 17.6%, or $0.4 million, as we continue to see increasing demand for remote hosting for our acute and post-acute EHR solutions. These increases have been partially offset by a 31.8%, or $0.4 million decrease in consulting revenues as ICD-10 related projects have decreased based on the related regulatory compliance deadline and decreased implementations of our Computerized Practitioner Order Entry (“CPOE”) and Physician Documentation applications have limited the related consulting opportunities.
Costs of Sales. Total costs of sales decreased by 9.0%, or $3.0 million, from the first quarter of 2016. As a percentage of total revenues, costs of sales decreased from 48.2% in the first quarter of 2016 to 47.6% in the first quarter of 2017.
Costs of system sales and support decreased by 16.2%, or $3.6 million, from the first quarter of 2016 due primarily to decreased equipment costs and third party installation consulting associated with the decreased system sales volumes discussed above. Reduced headcount due to HHI acquisition synergies decreased cost of sales payroll expense 4.9%, or $0.6 million, from the first quarter of 2016. The gross margin on system sales and support increased to 57.0% in the first quarter of 2017 from 55.2% in the first quarter of 2016, primarily due to realized synergies from the HHI acquisition.

Our costs associated with TruBridge increased 5.1%, or $0.6 million, with the largest contributing factor being an increase in payroll and related costs of 7.9%, or $0.6 million, as a result of adding more employees during the trailing twelve months in order to support and develop our growing customer base and increase capacity in advance of anticipated future increases in demand. The gross margin on these services decreased to 42.6% in the first quarter of 2017 from 43.4% in the first quarter of 2016. This margin compression is primarily due to headcount growth related to our accounts receivable management and private pay services outpacing the related revenue growth, as recent bookings have not fully converted into revenues as of March 31, 2017, but nevertheless require immediate investment in capacity.
Product Development Costs. Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) and infrastructure costs incurred, but not capitalized, for new product development and product enhancements. Product development costs increased 24.3%, or $1.7 million, from the first quarter of 2016, as a result of increased headcount dedicated to functionality additions and enhancements across the product lines as well as integration across product lines.
Sales and Marketing Expenses. Sales and marketing expense increased 5.9%, or $0.4 million, from the first quarter of 2016, as TruBridge-specific commissions have increased in light of increased bookings and travel costs have increased across our sales organizations as our sales generation efforts continue to increase.
General and Administrative Expenses. General and administrative expenses decreased 38.7%, or $7.4 million, from the first quarter of 2016, primarily due to the $7.6 million in HHI transaction costs incurred during the first quarter of 2016 with no such costs during the first quarter of 2017, partially offset by the cost of a one-time, voluntary severance program expense in the first quarter of 2017 of $0.4 million.
Amortization of Acquisition-Related Intangibles. Amortization expense associated with acquisition-related intangible assets increased by 10.5%, or $0.2 million, from the first quarter of 2016. This is due to seven additional days of amortization during the first quarter of 2017 due to the closing date of the HHI acquisition.
As a percentage of total revenues, total operating expenses decreased to 47.3% in the first quarter of 2017 compared to 50.7% in the first quarter of 2016.
Total Other Income (Expense). Total other income (expense) increased from expense of $1.5 million during the first quarter of 2016 to expense of $1.7 million during the first quarter of 2017, as the debt obligations entered into to facilitate the acquisition of HHI on January 8, 2016 resulting in seven additional days of interest expense during the first quarter of 2017.
As a result of the foregoing factors, income before taxes increased by 316.0%, or $2.2 million, from the first quarter of 2016.
Income Taxes. Our effective income tax rates for the three months ended March 31, 2017 and 2016 were 83.6% and (140.0)%, respectively. The adoption of ASU 2016-09 and the related $0.8 million income tax expense associated with shortfalls in the tax benefits associated with stock-based compensation impacted our effective tax rate by 51.1% in the first quarter of 2017. Comparatively, despite experiencing a net loss of $0.7 million during the first quarter of 2016, we recognized $1.0 million of income tax expense due to the identification of approximately $3.5 million of nondeductible facilitative transaction costs, negatively impacting our effective tax rate by approximately 175.1% during the first quarter of 2016.
Net Income. Net income for the three months ended March 31, 2017 increased by $1.9 million to a net income of $0.2 million, or $0.02 per basic and diluted share, compared with net loss of $(1.7) million, or $(0.13) per basic and diluted share, for the three months ended March 31, 2016. Net income (loss) represented 0.4% of revenue for the three months ended March 31, 2017, compared to (2.4)% of revenue for the three months ended March 31, 2016.
Results of Operations by Segment. We operate in three reportable segments: (1) Acute Care EHR, (2) Post-acute Care EHR and (3) TruBridge. See Note 14 above for additional information on our segment reporting. The following table presents a summary of our operating segment information for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended
(In thousands)	March 31, 2017	March 31, 2016
Sales revenues:
Acute Care EHR	$37,131	$42,740
Post-acute Care EHR	6,292	6,969
TruBridge	20,652	19,934
Total revenues	$64,075	$69,643

Costs of sales:
Acute Care EHR	$16,642	$19,886
Post-acute Care EHR	2,013	2,381
TruBridge	11,863	11,287
Total costs of sales	$30,518	$33,554

Gross profit:
Acute Care EHR	$20,489	$22,854
Post-acute Care EHR	4,279	4,588
TruBridge	8,789	8,647
Total gross profit	$33,557	$36,089
Acute Care EHR
Acute Care EHR revenues decreased $5.6 million, or 13.1%, primarily as Evident’s new system installation and add-on volumes decreased and the market for Healthland migrations from the legacy Classic platform to Healthland’s flagship Centriq platform continues to decrease. Related to Evident’s new system installation volumes, we installed our Thrive EHR solution at three new hospital clients during the first quarter of 2017 compared to six during the first quarter of 2016 (one of which was under a Cloud EHR arrangement), with a resulting revenue decrease of $1.2 million. Evident’s add-on sales decreased by $1.7 million due to lower installation volumes of Emergency Department Information Systems and Thrive Provider EHR. Platform migration opportunities for Healthland customers moving from Classic to Centriq are naturally decreasing over time as we have completed most migrations for this finite population, resulting in a $1.3 million decrease in nonrecurring revenues from our Healthland operations as we completed three migrations during the first quarter of 2016 compared to none in the first quarter of 2017. Recurring Acute Care EHR revenues decreased $0.9 million, or 3.2%. Our recently acquired Healthland customer base contains a heavy concentration of calendar year-end support and maintenance renewal terms. As a result, the majority of the revenue impacted related to Healthland attrition through 2016 customer support terminations did not occur until the first quarter of 2017.
Acute Care EHR costs of sales decreased by 16.3%, or $3.2 million, from the first quarter of 2016, due primarily to decreased equipment costs and third party installation consulting associated with the decreased system sales volumes discussed above. Reduced headcount due to HHI acquisition synergies decreased cost of sales payroll expense 6.9%, or $0.8 million, from the first quarter of 2016. The gross margin on Acute Care EHR revenues increased to 55.2% in the first quarter of 2017 from 53.5% in the first quarter of 2016, primarily due to realized synergies from the HHI acquisition.
Post-acute Care EHR
Post-cute Care EHR revenues decreased by 9.7%, or $0.7 million, from the first quarter of 2016, due to decreased AHT product line installations during the first quarter of 2017.
Post-acute Care EHR costs of sales decreased by 15.5%, or $0.4 million, from the first quarter of 2016, due primarily to decreased equipment costs and travel associated with the decreased system sales volumes discussed above.
The gross margin on Post-acute Care EHR revenues increased from 65.8% during the first quarter of 2016 to 68.0% during the first quarter of 2017 due to the aforementioned cost of sales reductions.

TruBridge
TruBridge revenues increased 3.6%, or $0.7 million, from the first quarter of 2016. Our hospital customers operate in an environment typified by rising costs and increased complexity and are increasingly seeking to alleviate themselves of the ever increasing administrative burden of operating their own business office functions, resulting in an expanded customer base for our private pay services (increasing 6.9%, or $0.2 million) and accounts receivable management services (increasing 4.9%, or $0.3 million). Our insurance services revenues have increased 8.2%, or $0.4 million, primarily as our recent acquisition of HHI exposes Rycan’s solutions, which we consider to be best-of-breed, to a broader and more robust sales channel. Our IT managed services revenues have increased 17.6%, or $0.4 million, as we continue to see increasing demand for remote hosting for our acute and post-acute EHR solutions. These increases have been partially offset by a 31.8%, or $0.4 million decrease in consulting revenues as ICD-10 related projects have decreased based on the related regulatory compliance deadline and decreased implementations of our Computerized Practitioner Order Entry (“CPOE”) and Physician Documentation applications have limited the related consulting opportunities.
Our costs associated with TruBridge increased 5.1%, or $0.6 million, with the largest contributing factor being an increase in payroll and related costs of 7.9%, or $0.6 million, as a result of adding more employees during the trailing twelve months in order to support and develop our growing customer base and increase capacity in advance of anticipated future increases in demand. The gross margin on these services decreased to 42.6% in the first quarter of 2017 from 43.4% in the first quarter of 2016. This margin compression is primarily due to headcount growth related to our accounts receivable management and private pay services outpacing the related revenue growth, as recent bookings have not fully converted into revenues as of March 31, 2017, but nevertheless require immediate investment in capacity.
Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2017, our principal sources of liquidity consisted of cash and cash equivalents of $1.9 million and our remaining borrowing capacity under the Revolving Credit Facility (as defined below) compared to $2.2 million of cash and cash equivalents as of December 31, 2016. As noted previously, in January 2016 we completed our acquisition of HHI. In conjunction with the acquisition, we entered into a syndicated credit agreement (the "Credit Agreement,") described further below, with Regions Bank ("Regions") serving as administrative agent, which provided for a $125 million term loan facility (the "Term Loan Facility") and a $50 million revolving credit facility (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Credit Facilities"). The cash portion of the purchase price for our acquisition of HHI was primarily funded by the $125 million Term Loan Facility and $25 million borrowed under the Revolving Credit Facility. As of March 31, 2017, we had $148.3 million in principal amount of indebtedness outstanding under the Credit Facilities.
We believe that our cash and cash equivalents of $1.9 million as of March 31, 2017, the future operating cash flows of the combined entity, and our remaining borrowing capacity under the Revolving Credit Facility of $22 million as of March 31, 2017, taken together, provide adequate resources to fund ongoing cash requirements for the next twelve months. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of filing of this Form 10-Q. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.
Operating Cash Flow Activities
Net cash provided by operating activities increased $8.9 million, from $0.8 million provided by operations for the three months ended 2016 to $9.7 million provided by operations for the three months ended 2017. The increase is primarily due to the aforementioned $1.9 million increase in net income and the $8.2 million change in deferred revenue impact. Our acquisition of HHI in January 2016 included significant deferred revenue balances, the amortization of which benefited revenues during the first quarter of 2016 with no corresponding cash benefit. Conversely, deferred revenue balances grew during the first quarter of 2017 due to a high volume of advance billings for third party subscriptions, providing cash benefits with no related revenue impact on the period. These increases in operating cash flows were partially offset by lowered growth of trade payables due to timing of vendor payments.

Investing Cash Flow Activities
Net cash used in investing activities decreased to $0.0 million in the first three months of 2017 from $152.5 million used during the first three months of 2016. We utilized cash (net of cash acquired) of $162.2 million for the acquisition of HHI during the first three months of 2016, partially offset by sales of investments in available-for-sale securities of $9.7 million during this period. We do not anticipate the need for significant capital expenditures during the remainder of 2017.
Financing Cash Flow Activities
During the first three months of 2017, our financing activities used net cash of $10.0 million, as we paid $6.6 million in long term debt principle and we declared and paid dividends in the amount of $3.4 million. Financing cash flow activities provided $138.4 million during the first three months of 2016, primarily due to the proceeds of the aforementioned credit facility of $146.6 million partially offset by $8.6 million cash paid in dividends.
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
Credit Agreement
As noted above, in conjunction with our acquisition of HHI in January 2016, we entered into a Credit Agreement which provided for a $125 million Term Loan Facility and a $50 million Revolving Credit Facility. As of March 31, 2017, we had $120.3 million in principal amount outstanding under the Term Loan Facility and $28.0 million in principal amount outstanding under the Revolving Credit Facility.
The Term Loan Facility bears interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted LIBOR rate for the relevant interest period, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate plus one percent per annum, or (3) a combination of (1) and (2). The applicable margin will range from 2.25% to 3.50% for LIBOR loans and 1.25% to 2.50% for base rate loans, in each case based on our consolidated leverage ratio (as defined in the Credit Agreement). Interest on the outstanding principal of the Term Loan Facility will be payable on the last day of each month, in the case of each base rate loan, and on the last day of each interest period (but no less frequently than every three months), in the case of LIBOR loans. Principal payments are due on the last day of each fiscal quarter beginning March 31, 2016, with quarterly principal payments of approximately $0.8 million in 2016, approximately $1.6 million in 2017, approximately $2.3 million in 2018, approximately $3.1 million in 2019 and approximately $3.9 million in 2020, with the remainder due at maturity on January 8, 2021 or such earlier date as the obligations under the Credit Agreement become due and payable pursuant to the terms of the Credit Agreement (the “Maturity Date”).
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
The Credit Agreement provides incremental facility capacity of $50 million, subject to certain conditions. The Credit Agreement includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. In addition, the Company is required to comply with a minimum fixed charge coverage ratio of 1.25:1.0 throughout the duration of the Credit Agreement and a maximum consolidated leverage ratio (as defined in the Credit Agreement, as amended) of 3.50:1.0 through September 30, 2017, 3.00:1.0 from October 1, 2017 through September 30, 2018, and 2.50:1.0 thereafter. The Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default. We believe that we were in compliance with the covenants contained in the Credit Agreement as of March 31, 2017.
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
Backlog
Backlog consists of revenues we reasonably expect to recognize over the next 12 months under existing contracts. The revenues to be recognized may relate to a combination of one-time fees for system sales and recurring fees for support and maintenance and TruBridge services. As of March 31, 2017, we had a twelve-month backlog of approximately $24.6 million in connection with non-recurring system purchases and approximately $214.9 million in connection with recurring payments under support and maintenance, Cloud EHR contracts, and TruBridge services. As of March 31, 2016, we had a twelve-month backlog of approximately $16.4 million in connection with non-recurring system purchases and approximately $208.6 million in connection with recurring payments under support and maintenance and TruBridge services.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements, as defined by Item 303(a)(4) of SEC Regulation S-K, as of March 31, 2017.
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
In our Annual Report on Form 10-K for the year ended December 31, 2016, we identified our critical accounting polices related to revenue recognition, allowance for doubtful accounts, allowance for credit losses, and estimates. There have been no significant changes to these critical accounting policies during the three months ended March 31, 2017.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk relates primarily to the potential change in the British Bankers Association London Interbank Offered Rate ("LIBOR"). We had $148.3 million of outstanding borrowings under our Credit Facilities with Regions Bank at March 31, 2017. The Term Loan Facility and Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin plus (1) the Adjusted LIBOR rate for the relevant interest period, (2) an alternate base rate determined by reference to the greatest of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate plus one percent per annum, or (3) a combination of (1) and (2). Accordingly, we are exposed to fluctuations in interest rates on borrowings under the Credit Facilities. A one hundred basis point change in interest rate on our borrowings outstanding as of March 31, 2017 would result in a change in interest expense of approximately $1.5 million annually.
We did not have investments and do not utilize derivative financial instruments to manage our interest rate risks.

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
Changes in Internal Control over Financial Reporting
As previously disclosed under "Item 9A - Controls and Procedures" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, the Company identified a material weakness related to the Company's business combination process. The Company identified deficiencies in its internal controls over review of third-party valuations and properly establishing and accounting for opening balance sheet amounts. The Company has taken actions to remediate the material weakness related to our internal control over financial reporting. We have made improvements to the design of the related controls, including standardized review procedures over third-party valuations. We intend to supplement our in-house accounting and financial reporting functions with third-party consultants with extensive experience in accounting for complex business combinations. However, as the Company did not complete another acquisition, neither we nor our external auditors tested the operating effectiveness of these newly designed controls.
Successful remediation of the material weakness described above requires review and evidence of the effectiveness of the related internal control processes as part of our periodic assessments of our internal control over financial reporting. As we continue to evaluate and work to enhance our internal control over financial reporting, we may determine that additional measures should be taken to address the material weakness described above or other control deficiencies, or that we should modify the remediation plan.
Except as noted in the preceding paragraphs, there were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
From time to time, we are involved in routine litigation that arises in the ordinary course of business. We are not currently involved in any claims outside the ordinary course of business that are material to our financial condition or results of operations.

Item 1A.	Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3 to CPSI’s Current Report on Form 8-K dated October 28, 2013 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Form 10-Q for the period ended March 31, 2017

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Date: May 9, 2017	By:	/s/ J. Boyd Douglas
J. Boyd Douglas
President and Chief Executive Officer

Date: May 9, 2017	By:	/S/ Matt J. Chambless
Matt J. Chambless
Chief Financial Officer

Exhibit Index

No.	Exhibit

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3 to CPSI’s Current Report on Form 8-K dated October 28, 2013 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Form 10-Q for the period ended March 31, 2017