Form 10-Q
period 2017-06-30
COMPUTER PROGRAMS & SYSTEMS INC
filed 2017-08-08
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017.

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 7, 2017, there were 13,755,726 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.
Quarterly Report on Form 10-Q
(For the three and six months ended June 30, 2017)

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$1,741	$2,220
Accounts receivable, net of allowance for doubtful accounts of $2,566 and $2,370, respectively	34,655	31,812
Financing receivables, current portion, net	5,899	5,459
Inventories	1,075	1,697
Prepaid income taxes	758	567
Prepaid expenses and other	3,808	2,794
Total current assets	47,936	44,549
Property and equipment, net	12,485	13,439
Financing receivables, net of current portion	9,093	5,595
Intangible assets, net	101,915	107,118
Goodwill	168,449	168,449
Total assets	$339,878	$339,150
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,429	$6,841
Current portion of long-term debt	7,389	5,817
Deferred revenue	8,564	5,840
Accrued vacation	4,604	3,650
Other accrued liabilities	10,079	8,797
Total current liabilities	42,065	30,945
Long-term debt, less current portion	136,011	146,989
Deferred tax liabilities	5,166	3,246
Total liabilities	183,242	181,180
Stockholders’ equity:
Common stock, $0.001 par value; 30,000 shares authorized; 13,756 and 13,533 shares issued and outstanding	14	13
Additional paid-in capital	150,878	147,911
Retained earnings	5,744	10,046
Total stockholders’ equity	156,636	157,970
Total liabilities and stockholders’ equity	$339,878	$339,150
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sales revenues:
System sales and support	$45,474	$47,719	$88,897	$97,428
TruBridge	22,203	20,696	42,854	40,630
Total sales revenues	67,677	68,415	131,751	138,058
Costs of sales:
System sales and support	18,859	21,886	37,789	44,153
TruBridge	11,933	11,616	23,520	22,903
Total costs of sales	30,792	33,502	61,309	67,056
Gross profit	36,885	34,913	70,442	71,002
Operating expenses:
Product development	9,308	8,179	18,243	15,369
Sales and marketing	7,607	6,717	14,734	13,447
General and administrative	12,921	12,130	24,581	31,168
Amortization of acquisition-related intangibles	2,601	2,624	5,203	4,979
Total operating expenses	32,437	29,650	62,761	64,963
Operating income	4,448	5,263	7,681	6,039
Other income (expense):
Other income	70	69	140	68
Interest expense	(1,938)	(1,642)	(3,745)	(3,110)
Total other income (expense)	(1,868)	(1,573)	(3,605)	(3,042)
Income before taxes	2,580	3,690	4,076	2,997
Provision for income taxes	993	1,694	2,243	2,664
Net income	$1,587	$1,996	$1,833	$333
Net income per common share—basic	$0.11	$0.15	$0.13	$0.03
Net income per common share—diluted	$0.11	$0.15	$0.13	$0.03
Weighted average shares outstanding used in per common share computations:
Basic	13,420	13,317	13,397	13,171
Diluted	13,420	13,365	13,397	13,227
Dividends declared per common share	$0.20	$0.64	$0.45	$1.28
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$1,587	$1,996	$1,833	$333
Other comprehensive income, net of tax
Change in unrealized income with realized income on the Statement of Income	—	6	—	38
Total other comprehensive income, net of tax	—	6	—	38
Comprehensive income	$1,587	$2,002	$1,833	$371
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity

	Shares	Amount
Balance at December 31, 2016	13,533	$13	$147,911	$10,046	$157,970
Net income	—	—	—	1,833	1,833
Common stock issued upon exercise of stock options	—	—	1	—	1
Issuance of restricted stock	223	1	(1)	—	—
Stock-based compensation	—	—	2,967	—	2,967
Dividends	—	—	—	(6,135)	(6,135)
Balance at June 30, 2017	13,756	$14	$150,878	$5,744	$156,636
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating Activities:
Net income	1,833	$333
Adjustments to net income:
Provision for bad debt	473	451
Deferred taxes	1,920	1,748
Stock-based compensation	2,967	2,877
Excess tax benefit from stock-based compensation	—	(244)
Depreciation	1,419	1,740
Amortization of acquisition-related intangibles	5,203	4,979
Amortization of deferred finance costs	365	330
Changes in operating assets and liabilities (net of acquired assets and liabilities):
Accounts receivable	(3,013)	(2,564)
Financing receivables	(4,241)	(574)
Inventories	622	(10)
Prepaid expenses and other	(1,014)	242
Accounts payable	4,588	(4,260)
Deferred revenue	2,724	(8,573)
Other liabilities	2,236	(5,825)
Prepaid income taxes/income taxes payable	(191)	868
Net cash provided by (used in) operating activities	15,891	(8,482)
Investing Activities:
Purchases of property and equipment	(465)	(39)
Purchase of business, net of cash received	—	(162,611)
Sale of investments	—	10,861
Net cash used in investing activities	(465)	(151,789)
Financing Activities:
Dividends paid	(6,135)	(17,244)
Proceeds from long-term debt	—	156,572
Payments of long-term debt principal	(9,771)	(1,562)
Proceeds from exercise of stock options	1	1,134
Excess tax benefit from stock-based compensation	—	244
Net cash provided by (used in) financing activities	(15,905)	139,144
Decrease in cash and cash equivalents	(479)	(21,127)
Cash and cash equivalents at beginning of period	2,220	24,951
Cash and cash equivalents at end of period	$1,741	$3,824
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,355	$2,780
Cash paid for income taxes, net of refund	$514	$—
Supplemental disclosure of non-cash information:
Fair value of common stock and options issued as consideration for acquisition of HHI	$—	$97,017
Write-off of fully depreciated assets	$—	$2,769
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
Presentation
Effective January 1, 2017, we adopted a revised presentation of sales revenues and the associated costs of sales in our condensed consolidated statements of income, which we believe is better aligned with and representative of the amount and profitability of our revenue streams, as well as the way we manage our business, review our operating performance and market our products. Specifically:

•
The Company's sales revenues and costs of sales amounts formerly presented with the caption "Business management, consulting, and managed IT services" are now presented within the caption "TruBridge" within the condensed consolidated statements of income;

•
Rycan's sales revenues and costs of sales amounts formerly included within the caption "Systems sales and support" are now included within the caption "TruBridge" within the condensed consolidated statements of income;

•
Healthland and AHT revenues and costs of sales related to hosting services formerly included within the caption "Systems sales and support" are now included within the caption "TruBridge" within the condensed consolidated statements of income; and

•
Certain Rycan expenses formerly included within the caption "General and administrative" are now included in cost of sales with the caption "TruBridge" within the condensed consolidated statements of income.

These reclassifications had no effect on previously reported total sales revenues, operating income, income before taxes or net income.

Amounts presented for the three and six months ended June 30, 2016 have been reclassified to conform to the current presentation. The following table provides the amounts reclassified for the three months ended June 30, 2016:

(In thousands)	As previously reported	Reclassifications	As reclassified
Sales revenues:
System sales	$50,561	$(2,842)	$47,719
TruBridge	17,854	2,842	20,696
Costs of sales:
System Sales	23,367	(1,481)	21,886
TruBridge	9,913	1,703	11,616
Operating expenses:
General and administrative	12,352	(222)	12,130
The following table provides the amounts reclassified for the six months ended June 30, 2016:

(In thousands)	As previously reported	Reclassifications	As reclassified
Sales revenues:
System sales	$102,941	$(5,513)	$97,428
TruBridge	35,117	5,513	40,630
Costs of sales:
System Sales	47,229	(3,076)	44,153
TruBridge	19,440	3,463	22,903
Operating expenses:
General and administrative	31,555	(387)	31,168
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
Consideration for the acquisition included cash (net of cash of the acquired entities) of $162.6 million (inclusive of seller's transaction expenses), 1,973,880 shares of common stock of CPSI ("CPSI Common Stock"), and the assumption by CPSI of stock options that became exercisable for 174,972 shares of CPSI Common Stock. During the three and six months ended June 30, 2016, we incurred approximately $0.5 million and $8.0 million, respectively, of pre-tax acquisition costs in connection with the acquisition of HHI. Acquisition costs are included in general and administrative expenses in our condensed consolidated statements of income.

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
The intangible assets in the table above are being amortized on a straight-line basis over their estimated useful lives. The amortization is included in amortization of acquisition-related intangibles in our condensed consolidated statements of income. Of the goodwill acquired, $23.3 million is expected to be tax deductible.
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
4.     PROPERTY AND EQUIPMENT
Property and equipment were comprised of the following at June 30, 2017 and December 31, 2016:

(In thousands)	June 30, 2017	December 31, 2016
Land	$2,848	$2,848
Buildings and improvements	9,432	9,432
Maintenance equipment	802	802
Computer equipment	5,639	5,174
Leasehold improvements	5,007	5,007
Office furniture and fixtures	3,591	3,591
Automobiles	335	335
	27,654	27,189
Less: accumulated depreciation	(15,169)	(13,750)
Property and equipment, net	$12,485	$13,439
5.     OTHER ACCRUED LIABILITIES
Other accrued liabilities were comprised of the following at June 30, 2017 and December 31, 2016:

(In thousands)	June 30, 2017	December 31, 2016
Salaries and benefits	$4,098	$5,397
Severance	2,129	337
Commissions	1,082	518
Self-insurance reserves	1,029	887
Contingent consideration	1,120	1,120
Other	621	538
	$10,079	$8,797
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
The following is a calculation of the basic and diluted EPS for the Company's common stock, including a reconciliation between net income and net income attributable to common stockholders:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net income	$1,587	$1,996	$1,833	$333
Less: Net (income) loss attributable to participating securities	(45)	(32)	(41)	15
Net income attributable to common stockholders	$1,542	$1,964	$1,792	$348

Weighted average shares outstanding used in basic per common share computations	13,420	13,317	13,397	13,171
Add: Dilutive potential common shares	—	48	—	56
Weighted average shares outstanding used in diluted per common share computations	13,420	13,365	13,397	13,227

Basic EPS	$0.11	$0.15	$0.13	$0.03
Diluted EPS	$0.11	$0.15	$0.13	$0.03
During 2017, performance share awards were granted to certain executive officers and key employees of the Company that will result in the issuance of time-vesting restricted stock if the predefined performance criteria are met. The awards provide for an aggregate target of 189,325 shares, none of which have been included in the calculation of diluted EPS for the three and six months ended June 30, 2017 because the related threshold award performance level has not been achieved as of June 30, 2017. See Note 8.
7.     INCOME TAXES
The Company determines the tax provision for interim periods using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.
Our effective tax rate for the three months ended June 30, 2017 decreased to 38.5% from 45.9% for the three months ended June 30, 2016. During the three months ended June 30, 2016 the identification of nondeductible facilitative transaction costs and adjustments in our estimated state effective tax rate resulted in combined additional income tax expense of $0.4 million, increasing the period's effective tax rate by 11.2%. Conversely, during the three months ended June 30, 2017 we experienced a shortfall tax expense related to restricted stock of $0.2 million that increased the effective rate by 6.1% due to the adoption of ASU 2016-09 as detailed in Note 15.
Our effective tax rate for the six months ended June 30, 2017 decreased to 55.0% compared to 88.9% for the six months ended June 30, 2016. During the six months ended June 30, 2016 the identification of nondeductible facilitative transaction costs resulted in additional income tax expense of $1.4 million, increasing the period's effective tax rate by 49.1%. Conversely, during the six months ended June 30, 2017 we experienced a shortfall tax expense related to restricted stock of $0.9 million that increased the effective tax rate by 22.6% due to the adoption of ASU 2016-09 as detailed in Note 15.
8.     STOCK-BASED COMPENSATION
Stock-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee's or non-employee director's requisite service period.

The following table details total stock-based compensation expense for the three and six months ended June 30, 2017 and 2016, included in the condensed consolidated statements of income:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Costs of sales	$425	$374	$743	$773
Operating expenses	1,261	1,120	2,224	2,104
Pre-tax stock-based compensation expense	1,686	1,494	2,967	2,877
Less: income tax effect	(658)	(583)	(1,157)	(1,122)
Net stock-based compensation expense	$1,028	$911	$1,810	$1,755
The Company's stock-based compensation awards are in the form of restricted stock and performance share awards made pursuant to the Company's 2005 Restricted Stock Plan, 2012 Restricted Stock Plan for Non-Employee Directors, and the Amended and Restated 2014 Incentive Plan (the "Plans"). As of June 30, 2017, there was $14.1 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans, which is expected to be recognized over a weighted-average period of 2.4 years.
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
A summary of restricted stock activity (including shares of restricted stock issued pursuant to the settlement of performance share awards) under the Plans during the six months ended June 30, 2017 and 2016 is as follows:

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Shares	Weighted-Average Grant Date Fair Value Per Share	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested restricted stock outstanding at beginning of period	184,885	$54.63	191,397	$57.12
Granted	222,390	32.87	86,984	52.21
Vested	(80,558)	55.34	(72,393)	57.75
Nonvested restricted stock outstanding at end of period	326,717	$39.64	205,988	$54.82
Performance Share Awards
In 2014, the Company began to grant performance share awards to executive officers and certain key employees under the Amended and Restated 2014 Incentive Plan ("2014 Incentive Plan"). The number of shares of common stock earned and issuable under the award is determined at the end of each performance period, based on the Company's achievement of performance goals predetermined by the Compensation Committee of the Board of Directors at the time of grant. If certain levels of the performance objective are met, the award results in the issuance of shares of restricted stock corresponding to such level, which shares are then subject to time-based vesting pursuant to which the shares of restricted stock vest in equal annual installments over the applicable vesting period, which is generally three years for restricted stock issued pursuant to performance share awards.

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
A summary of performance share award activity under the 2014 Incentive Plan during the six months ended June 30, 2017 and 2016 is as follows, based on the target award amounts set forth in the performance share award agreements:

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Performance share awards outstanding at beginning of period	77,594	$49.64	49,471	$49.29
Granted	189,325	29.94	77,594	49.64
Forfeited or unearned	(77,594)	49.64	(49,471)	49.29
Performance share awards outstanding at end of period	189,325	$29.94	77,594	$49.64

9.     FINANCING RECEIVABLES
Short-Term Payment Plans
The Company has sold information and patient care systems to certain healthcare providers under Second Generation Meaningful Use Installment Plans (see below) with maximum contractual terms of three years and expected terms of less than one year and other arrangements requiring fixed monthly payments over terms ranging from three to 12 months ("Fixed Periodic Payment Plans"). These receivables, collectively referred to as short-term payment plans and included in the current portion of financing receivables, were comprised of the following at June 30, 2017 and December 31, 2016:

(In thousands)	June 30, 2017	December 31, 2016
Second Generation Meaningful Use Installment Plans, gross	$320	$3,080
Fixed Periodic Payment Plans, gross	1,384	1,988
Short-term payment plans, gross	$1,704	$5,068

Less: allowance for losses	(317)	(1,796)
Short-term payment plans, net	$1,387	$3,272
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
The components of these lease receivables were as follows at June 30, 2017 and December 31, 2016:

(In thousands)	June 30, 2017	December 31, 2016
Sales-type leases, gross	$16,727	$8,981
Less: allowance for losses	(1,612)	(402)
Less: unearned income	(1,510)	(797)
Sales-type leases, net	$13,605	$7,782
Future minimum lease payments to be received subsequent to June 30, 2017 are as follows:

(In thousands)
Years Ended December 31,
2017	$3,001
2018	4,071
2019	3,398
2020	2,914
2021	2,123
Thereafter	1,220

Total minimum lease payments to be received	16,727
Less: allowance for losses	(1,612)
Less: unearned income	(1,510)

Lease receivables, net	$13,605

Credit Quality of Financing Receivables and Allowance for Credit Losses
The following table is a roll-forward of the allowance for financing credit losses for the six months ended June 30, 2017 and year ended December 31, 2016:

(In thousands)	Balance at Beginning of Period	Provision	Charge-offs	Recoveries	Balance at End of Period
June 30, 2017	$2,198	$303	$(572)	$—	$1,929
December 31, 2016	$654	$1,762	$(218)	$—	$2,198
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
Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. To facilitate customer collection and credit monitoring efforts, financing receivable amounts are invoiced and reclassified to trade accounts receivable when they become due, with all invoiced amounts placed on nonaccrual status. As a result, all past due amounts related to the Company’s financing receivables are included in trade accounts receivable in the accompanying condensed consolidated balance sheets. The following is an analysis of the age of financing receivables amounts (excluding short-term payment plans) that have been reclassified to trade accounts receivable and were past due as of June 30, 2017 and December 31, 2016:

(In thousands)	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due
June 30, 2017	$384	$33	$42	$459
December 31, 2016	$228	$31	$34	$293
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

(In thousands)	June 30, 2017	December 31, 2016
Customer balances with amounts reclassified to trade accounts receivable that are:
1 to 90 Days Past Due	$8,632	$6,167
91 to 180 Days Past Due	1,511	550
181 + Days Past Due	827	273
Total customer balances with past due amounts reclassified to trade accounts receivable	$10,970	$6,990
Total customer balances with no past due amounts reclassified to trade accounts receivable	4,247	1,194
Total financing receivables with contractual maturities of one year or less	1,704	5,068
Less: allowance for losses	(1,929)	(2,198)
Total financing receivables	$14,992	$11,054
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

10.     INTANGIBLE ASSETS AND GOODWILL
Our purchased definite-lived intangible assets as of June 30, 2017 are summarized as follows:

(In thousands)	Customer Relationships	Trademark	Developed Technology	Total
Gross carrying amount	$82,300	$10,900	$24,100	$117,300
Accumulated amortization	(9,668)	(1,257)	(4,460)	(15,385)
Net intangible assets	$72,632	$9,643	$19,640	$101,915
Weighted average remaining years of useful life	11	14	7	11
The following table represents the remaining amortization of definite-lived intangible assets as of June 30, 2017:

(In thousands)
For the year ended December 31,
2017	$5,202
2018	10,406
2019	10,112
2020	10,106
2021	10,066
Due thereafter	56,023
Total	$101,915
The following table sets forth the change in the carrying amount of goodwill by segment for the six months ended June 30, 2017:

(In thousands)	Acute Care EHR	Post-acute Care EHR	TruBridge	Total
Balance as of December 31, 2016	$97,095	$57,570	$13,784	$168,449
Goodwill acquired	—	—	—	—
Balance as of June 30, 2017	$97,095	$57,570	$13,784	$168,449
Goodwill is evaluated for impairment annually on October 1, or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist. As of June 30, 2017, there was no impairment to goodwill.

11.     LONG-TERM DEBT
Long-term debt was comprised of the following at June 30, 2017 and December 31, 2016:

(In thousands)	June 30, 2017	December 31, 2016
Term loan facility	$118,750	$121,875
Revolving credit facility	26,500	33,000
Capital lease obligation	716	861
Debt obligations	145,966	155,736
Less: unamortized debt issuance costs	(2,566)	(2,930)
Debt obligation, net	143,400	152,806
Less: current portion	(7,389)	(5,817)
Long-term debt	$136,011	$146,989
As of June 30, 2017, the carrying value of debt approximates the fair value due to the variable interest rate.
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
The Term Loan Facility bears interest at a rate per annum equal to an applicable margin plus (1) the Adjusted LIBOR rate for the relevant interest period, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one-month LIBOR rate plus one percent per annum, or (3) a combination of (1) and (2). Interest on the outstanding principal of the Term Loan Facility is payable on the last day of each month, in the case of each base rate loan, and on the last day of each interest period (but no less frequently than every three months), in the case of LIBOR loans. Principal payments are due on the last day of each fiscal quarter beginning March 31, 2016, with the remainder due at maturity on January 8, 2021 (the "Maturity Date"). Anticipated annual future maturities of the Term Loan Facility, Revolving Credit Facility, and capital lease obligation are as follows as of June 30, 2017:

(In thousands)
2017	$3,276
2018	9,690
2019	12,750
2020	15,625
2021	104,625
Thereafter	—
$145,966
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
The Credit Agreement requires the Company to mandatorily prepay the Term Loan Facility and amounts borrowed under the Revolving Credit Facility with (i) 100% of net cash proceeds from certain sales and dispositions, subject to certain reinvestment rights, (ii) 100% of net cash proceeds from certain issuances or incurrences of additional debt, (iii) 50% of net cash proceeds from certain issuances or sales of equity securities, subject to a step down to 0% if the Company’s consolidated leverage ratio is no greater than 2.50:1.0, and (iv) beginning with the fiscal year ending December 31, 2016, 50% of excess cash flow (minus certain specified other payments), subject to a step down to 0% of excess cash flow if the Company’s consolidated leverage ratio is no greater than 2.50:1.0. The Company is permitted to voluntarily prepay the Term Loan Facility and amounts borrowed under the Revolving Credit Facility at any time without penalty, subject to customary “breakage” costs with respect to prepayments of LIBOR rate loans made on a day other than the last day of any applicable interest period. As of June 30, 2017, we believe that we were in compliance with all debt covenants contained in the Credit Agreement.
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
The following table summarizes the carrying amounts and fair values of certain liabilities at June 30, 2017:

		Fair Value at June 30, 2017 Using
	Carrying Amount at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	6/30/2017	(Level 1)	(Level 2)	(Level 3)
Description
Contingent consideration	$1,120	$—	$—	$1,120
Total	$1,120	$—	$—	$1,120
The following table summarizes the carrying amounts and fair values of certain liabilities at December 31, 2016:

		Fair Value at December 31, 2016 Using
	Carrying Amount at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	12/31/2016	(Level 1)	(Level 2)	(Level 3)
Description
Contingent consideration	$1,120	$—	$—	$1,120
Total	$1,120	$—	$—	$1,120
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
The following table presents a summary of the revenues and gross profits of our three operating segments for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Revenues:
Acute Care EHR	$39,394	$40,754	$76,525	$83,494
Post-acute Care EHR	6,080	6,965	12,372	13,934
TruBridge	22,203	20,696	42,854	40,630
Total revenues	$67,677	$68,415	$131,751	$138,058

Cost of sales:
Acute Care EHR	$16,836	$19,364	33,753	39,250
Post-acute Care EHR	2,023	2,522	4,036	4,903
TruBridge	11,933	11,616	23,520	22,903
Total cost of sales	$30,792	$33,502	$61,309	$67,056

Gross profit:
Acute Care EHR	$22,558	$21,390	42,772	44,244
Post-acute Care EHR	4,057	4,443	8,336	9,031
TruBridge	10,270	9,080	19,334	17,727
Total gross profit	$36,885	$34,913	$70,442	$71,002

Corporate operating expenses	$(32,437)	(29,650)	(62,761)	(64,963)
Other income	70	69	140	68
Interest expense	(1,938)	(1,642)	(3,745)	(3,110)
Income before taxes	$2,580	$3,690	$4,076	$2,997
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

We have elected to early adopt ASU 2017-04 and the guidance will be applied for all goodwill impairment tests performed after January 1, 2017. The adoption of ASU 2017-04 may have a material impact on our financial statements if one or more of our reporting unit's carrying value exceeds its fair value at the time of impairment assessment.
New Accounting Standards Yet to be Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This guidance will be effective for fiscal years and interim periods within those years beginning after December 15, 2017, which is effective for the Company as of the first quarter of our fiscal year ending December 31, 2018. Although we have not fully completed the assessment of our systems, data, and processes that will be affected by the implementation of this standard, we currently anticipate that this standard will not significantly alter revenue recognition practices for our system sales and support and TruBridge revenue streams but may have a material impact on our consolidated financial statements with respect to the capitalization of certain commissions and contract fulfillment costs which are currently expensed as incurred. We intend to adopt this standard using the modified retrospective method, in which the cumulative effect of initially applying the guidance will be recognized as an adjustment to retained earnings or impacted balance sheet line items as of January 1, 2018, the date of adoption.

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

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, to assist an entity in evaluating when a set of transferred assets and activities is a business. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and should be applied prospectively to any transactions occurring within the period of adoption. Early adoption is permitted, including for interim or annual periods in which the financial statements have not been issued or made available for issuance. The Company is currently evaluating the impact that the implementation of this standard will have on its financial statements.

We do not believe that any other recently issued, but not yet effective accounting standards, if adopted, would have a material impact on our consolidated financial statements.
16.     SUBSEQUENT EVENTS
On August 3, 2017, the Company announced a dividend for the third quarter of 2017 in the amount of $0.30 per share, payable on September 1, 2017, to stockholders of record as of the close of business on August 17, 2017.

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

•	our ability to remediate a material weakness in our internal control over financial reporting;

•	competition with companies that have greater financial, technical and marketing resources than we have;

•	failure to develop new or enhance current technology and products in response to market demands;

•	failure of our products to function properly resulting in claims for losses;

•	breaches of security and viruses in our systems resulting in customer claims against us and harm to our reputation;

•	failure to maintain customer satisfaction through new product releases or enhancements free of undetected errors or problems;

•	interruptions in our power supply and/or telecommunications capabilities, including those caused by natural disaster;

•	our ability to attract and retain qualified and key personnel;

•	failure to properly manage growth in new markets we may enter;

•	misappropriation of our intellectual property rights and potential intellectual property claims and litigation against us;

•	changes in accounting principles generally accepted in the United States of America;

•	significant charge to earnings if our goodwill or intangible assets become impaired; and

•	fluctuations in quarterly financial performance due to, among other factors, timing of customer installations.
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
American Recovery and Reinvestment Act of 2009
While ongoing financial challenges facing healthcare organizations have impacted and are expected to continue to impact the rural and community hospitals that comprise our target market, we believe that the financial incentives and penalties offered by the American Recovery and Reinvestment Act of 2009 (the "ARRA") for the adoption of qualifying EHRs have increased and will continue to support demand for healthcare information technology and will have a positive impact on our business prospects through at least 2018. As of June 30, 2017, incentive payments totaling over $37 billion have been made to aid healthcare organizations in modernizing their operations through the acquisition and wide-spread use of healthcare information technology. Eligible hospitals could begin receiving these incentive payments in any year from 2011 through 2015, but the total incentive payment is decreased for hospitals that started receiving payments in 2014 and later. Additionally, reimbursements under Medicare have been reduced for those eligible healthcare providers that did not begin to demonstrate meaningful use of an EHR by October 1, 2014.
The accelerated adoption of EHRs resulting from the ARRA's EHR incentive program has resulted in a narrowing market for new system installations and has accelerated the purchases of incremental applications by our existing customer base to satisfy the current meaningful use rules, thereby also narrowing the market for add-on sales to existing customers for meaningful use stage two-related incremental applications. Despite these narrowing markets, we expect to continue to benefit from the ARRA's EHR incentive program as the expanded requirements for continued eligibility for incentive payments and related payment adjustments for those healthcare providers not in compliance with meaningful use rules are expected to result in both an expanded replacement market for EHRs and additional orders from our existing customer base to purchase incremental applications necessary to satisfy such expanded requirements, particularly as the stage three meaningful use rules become effective. The stage three requirements are optional for 2017 and 2018, with all providers required to comply with the stage three requirements beginning in 2019. However, as the EHR replacement market is not likely to develop rapidly and revenues from add-on sales to existing customers for incremental stage three-related applications are not likely to significantly materialize until the related stage three rules become effective, our system sales revenues and profitability are expected to be materially and adversely affected during the short-term. Although we are pursuing other strategic initiatives designed to result in system sales revenue growth in the future in the form of selective expansion into English-speaking international markets, selective expansion within the 100 to 300 bed hospital market and targeted expansion for our ambulatory solutions, there can be no guarantee that such initiatives will prove successful or will benefit the Company in a sufficiently timely fashion to offset the short-term effects of the aforementioned narrowing markets. On August 2, 2017, the Centers for Medicare and Medicaid Services ("CMS") announced a final rule that effectively delays the requirement for stage three compliance from the first day of 2018 to the first day of 2019. The delay by the CMS is expected to delay some of the contract revenues we previously anticipated and there is a risk of further delays or reductions in the regulatory requirements imposed on hospitals, which could have an adverse effect on our revenues.
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
Results of Operations
Despite impressive growth in revenues from our TruBridge services, which management views as the primary agent for long-term revenue growth for CPSI, revenue challenges faced by our system sales and support operations have resulted in decreased total revenues as, during the six months ended June 30, 2017, we generated revenues of $131.8 million from the sales of our products and services, compared to $138.1 million during the six months ended June 30, 2016, a decrease of 4.6%. This decrease in revenues is primarily attributed to (1) the continuing challenging environment for add-on sales within our acute care EHR customer base, (2) the exhaustion of migration revenue opportunities for Healthland customers moving from the legacy Classic platform to Healthland’s flagship Centriq platform, (3) the revenue impact of 2016-reported attrition within the Healthland customer base, and (4) decreased installation volumes of AHT’s post-acute EHR solution. Despite the decrease in total revenues, our net income for the six months ended June 30, 2017 increased 450.4% due to the realization of acquisition-related synergies over the trailing twelve months and the lack of any significant transaction-related costs during the first six months of 2017. This improved profitability, coupled with more cash-advantageous changes in working capital, resulted in an improvement in cash flow from operations, increasing from cash used in operations of $8.5 million during the first six months of 2016 to cash provided by operations of $15.9 million during the first six months of 2017.
The following table sets forth certain items included in our results of operations for the three and six months ended June 30, 2017 and 2016, expressed as a percentage of our total revenues for these periods:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
(In thousands)	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
System sales and support	$45,474	67.2%	$47,719	69.7%	$88,897	67.5%	$97,428	70.6%
TruBridge	22,203	32.8%	20,696	30.3%	42,854	32.5%	40,630	29.4%
Total sales revenues	67,677	100.0%	68,415	100.0%	131,751	100.0%	138,058	100.0%
Costs of sales:
System sales and support	18,859	27.9%	21,886	32.0%	37,789	28.7%	44,153	32.0%
TruBridge	11,933	17.6%	11,616	17.0%	23,520	17.9%	22,903	16.6%
Total costs of sales	30,792	45.5%	33,502	49.0%	61,309	46.5%	67,056	48.6%
Gross profit	36,885	54.5%	34,913	51.0%	70,442	53.5%	71,002	51.4%
Operating expenses:
Product development	9,308	13.8%	8,179	12.0%	18,243	13.8%	15,369	11.1%
Sales and marketing	7,607	11.2%	6,717	9.8%	14,734	11.2%	13,447	9.7%
General and administrative	12,921	19.1%	12,130	17.7%	24,581	18.7%	31,168	22.6%
Amortization of acquisition-related intangibles	2,601	3.8%	2,624	3.8%	5,203	3.9%	4,979	3.6%
Total operating expenses	32,437	47.9%	29,650	43.3%	62,761	47.6%	64,963	47.1%
Operating income	4,448	6.6%	5,263	7.7%	7,681	5.8%	6,039	4.4%
Other income (expense):
Other income	70	0.1%	69	0.1%	140	0.1%	68	—%
Interest expense	(1,938)	(2.9)%	(1,642)	(2.4)%	(3,745)	(2.8)%	(3,110)	(2.3)%
Total other income (expense)	(1,868)	(2.8)%	(1,573)	(2.3)%	(3,605)	(2.7)%	(3,042)	(2.2)%
Income before taxes	2,580	3.8%	3,690	5.4%	4,076	3.1%	2,997	2.2%
Provision for income taxes	993	1.5%	1,694	2.5%	2,243	1.7%	2,664	1.9%
Net income	$1,587	2.3%	$1,996	2.9%	$1,833	1.4%	$333	0.2%

Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016
Revenues. Total revenues for the three months ended June 30, 2017 decreased 1.1%, or $0.7 million, compared to the three months ended June 30, 2016.
System sales and support revenues decreased by 4.7%, or $2.2 million, from the three months ended June 30, 2016. System sales and support revenues were comprised of the following for the three months ended June 30, 2017 and 2016.

	Three Months Ended
(In thousands)	June 30, 2017	June 30, 2016
Recurring system sales and support revenues (1)	$33,109	$34,236
Non-recurring system sales and support revenues (2)	12,365	13,483
Total system sales and support revenue	$45,474	$47,719

(1) Mostly comprised of support and maintenance, subscriptions, and SaaS revenues.

(2) Mostly comprised of installation revenues from the sale of our acute and post-acute EHR solutions and related applications under a perpetual (non-subscription) licensing model.
Nonrecurring system sales and support revenues decreased $1.1 million, or 8.2%, primarily as Evident’s add-on volumes decreased and the market for Healthland migrations from the legacy Classic platform to Healthland’s flagship Centriq platform continues to decrease. Related to Evident’s new system installation volumes, we completed installation of our Thrive EHR solution at ten new hospital clients during the three months ended June 30, 2017 (one of which was under a Cloud EHR arrangement, under which the related costs are all captured in the period of installation with the resulting revenue recognized ratably over the contractual term as the services are provided) compared to five during the three months ended June 30, 2016 (none of which were under a Cloud EHR arrangement), with a resulting revenue increase of $2.8 million. Evident’s add-on sales decreased by $0.9 million due to lower installation volumes of Emergency Department Information Systems and Thrive Provider EHR. Platform migration opportunities for Healthland customers moving from Classic to Centriq are naturally decreasing over time as we have completed most migrations for this finite population, resulting in a $1.7 million decrease in nonrecurring revenues from our Healthland operations as we completed three migrations during the three months ended June 30, 2016 compared to one in the three months ended June 30, 2017. These decreased installation revenues at Evident and Healthland have been compounded by decreased installations of AHT’s post-acute EHR solution, resulting in a $0.9 million decrease in related revenues.
Recurring system sales and support revenues decreased $1.1 million, or 3.3%. Our recently acquired Healthland customer base contains a heavy concentration of calendar year-end support and maintenance renewal terms. As a result, the majority of the revenue impact related to Healthland attrition through 2016 customer support terminations did not materialize until the first quarter of 2017.
TruBridge revenues increased 7.3%, or $1.5 million, from the three months ended June 30, 2016. Our hospital customers operate in an environment typified by rising costs and increased complexity and are increasingly seeking to alleviate themselves of the ever-increasing administrative burden of operating their own business office functions, resulting in an expanded customer base for our accounts receivable management services (increasing 5.2%, or $0.3 million). Our insurance services revenues have increased 15.7%, or $0.7 million, primarily as our recent acquisition of HHI exposes Rycan’s solutions, which we consider to be best-of-breed, to a broader and more robust sales channel. Our IT managed services revenues have increased 19.5%, or $0.4 million, as we continue to see increasing demand for remote hosting for our acute and post-acute EHR solutions. Our medical coding services have increased 31.4%, or $0.3 million, as new key customers have been added. These increases have been partially offset by a 12.2%, or $0.1 million, decrease in consulting revenues as ICD-10 related projects have decreased based on the related regulatory compliance deadline and decreased implementations of our Computerized Practitioner Order Entry (“CPOE”) and Physician Documentation applications have limited the related consulting opportunities.
Costs of Sales. Total costs of sales decreased by 8.1%, or $2.7 million, from the second quarter of 2016. As a percentage of total revenues, costs of sales decreased from 49.0% in the second quarter of 2016 to 45.5% in the second quarter of 2017.
Costs of system sales and support decreased by 13.8%, or $3.0 million, from the three months ended June 30, 2016 primarily due to decreased equipment costs and travel associated with the overall decrease in nonrecurring system sales revenues discussed above, leading to a combined $1.6 million decrease. Payroll and related costs decreased by $1.5 million, or 12.3%, primarily as the realization of HHI acquisition synergies over the trailing twelve months have resulted in a decrease in associated headcount. As a result, the gross margin on system sales and support increased to 58.5% in the three months ended June 30, 2017 from 54.1% in the three months ended June 30, 2016.
Our costs associated with TruBridge increased 2.7%, or $0.3 million, in the three months ended June 30, 2017 with the largest contributing factor being an increase in payroll and related costs of 8.7%, or $0.6 million, as a result of adding more employees during the trailing twelve months in order to support and develop our growing customer base and increase capacity in advance of anticipated future increases in demand. The gross margin on these services increased to 46.3% in the three months ended June 30, 2017 from 43.9% in the three months ended June 30, 2016. This margin improvement is the result of revenues materializing during the second quarter of 2017 for which the related investments in capacity had been made in prior periods.
Product Development Costs. Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) and infrastructure costs incurred, but not capitalized, for new product development and product enhancements. Product development costs increased 13.8%, or $1.1 million, from the three months ended June 30, 2016, as a result of increased headcount dedicated to functionality additions and enhancements across the product lines as well as integration across product lines.
Sales and Marketing Expenses. Sales and marketing expense increased 13.2%, or $0.9 million, from the three months ended June 30, 2016, with the largest contributing factor being a $0.6 million increase in commission expense resulting from the aforementioned increase in Evident’s new system implementation volumes and related revenues and continued bookings growth for TruBridge. Adding to the increased commission expense was an approximately $0.4 million increase in marketing program expenses due to more aggressive marketing of our family of community healthcare companies as we continue to mature our brand positioning after the HHI acquisition.
General and Administrative Expenses. General and administrative expenses increased 6.5%, or $0.8 million, from the three months ended June 30, 2016, mostly due to $1.7 million of expense associated with a one-time, voluntary severance program that, although initiated during the first quarter of 2017, concluded during the second quarter of 2017. Additionally, our three separate national user conferences held during the second and third quarters of 2016 were combined into a single national user conference across our entire customer base for 2017. This newly combined conference took place during the second quarter of 2017, resulting in an increase in related expenses of $0.4 million. This combined $2.1 million increase in severance and national user conference expenses were partially offset by a $0.6 million decrease in legal and accounting primarily as a result of litigation-related insurance proceeds, a $0.4 million decrease in HHI transaction costs, and a $0.5 million decrease in payroll and related costs due to the realization of synergies during the trailing twelve months from the HHI acquisition.
Amortization of Acquisition-Related Intangibles. Amortization expense associated with acquisition-related intangible assets remained relatively unchanged from the second quarter of 2016.
As a percentage of total revenues, total operating expenses increased to 47.9% in the second quarter of 2017 compared to 43.3% in the second quarter of 2016.
Total Other Income (Expense). Total other income (expense) increased from expense of $1.6 million during the three months ended June 30, 2016 to expense of $1.9 million during the three months ended June 30, 2017, as market conditions have resulted in increased interest rates paid on our variable-rate debt obligations.
As a result of the foregoing factors, income before taxes decreased by 30.1%, or $1.1 million, from the three months ended June 30, 2016.
Income Taxes. Our effective income tax rates for the three months ended June 30, 2017 and 2016 were 38.5% and 45.9%, respectively. During the three months ended June 30, 2016 the identification of nondeductible facilitative transaction costs and adjustments in our estimated state effective tax rate resulted in combined additional income tax expense of $0.4 million, increasing the period's effective tax rate by 11.2%. Conversely, during the three months ended June 30, 2017 we experienced a shortfall tax expense related to restricted stock of $0.2 million that increased the effective rate by 6.1% due to the adoption of ASU 2016-09.
Net Income. Net income for the three months ended June 30, 2017 decreased by $0.4 million to a net income of $1.6 million, or $0.11 per basic and diluted share, compared with net income of $2.0 million, or $0.15 per basic and diluted share, for the three months ended June 30, 2016. Net income represented 2.3% of revenue for the three months ended June 30, 2017, compared to 2.9% of revenue for the three months ended June 30, 2016.

Results of Operations by Segment. We operate in three reportable segments: (1) Acute Care EHR, (2) Post-acute Care EHR and (3) TruBridge. See Note 14 above for additional information on our segment reporting. The following table presents a summary of our operating segment information for the three months ended June 30, 2017 and 2016, respectively:

	Three Months Ended
(In thousands)	June 30, 2017	June 30, 2016
Sales revenues:
Acute Care EHR	$39,394	$40,754
Post-acute Care EHR	6,080	6,965
TruBridge	22,203	20,696
Total revenues	$67,677	$68,415

Costs of sales:
Acute Care EHR	$16,836	$19,364
Post-acute Care EHR	2,023	2,522
TruBridge	11,933	11,616
Total costs of sales	$30,792	$33,502

Gross profit:
Acute Care EHR	$22,558	$21,390
Post-acute Care EHR	4,057	4,443
TruBridge	10,270	9,080
Total gross profit	$36,885	$34,913
Acute Care EHR
Acute Care EHR revenues decreased $1.4 million, or 3.3%, primarily as Evident’s add-on volumes decreased and the market for Healthland migrations from the legacy Classic platform to Healthland’s flagship Centriq platform continues to decrease. Related to Evident’s new system installation volumes, we completed installation of our Thrive EHR solution at ten new hospital clients during the three months ended June 30, 2017 (one of which was under a Cloud EHR arrangement) compared to five during the three months ended June 30, 2016 (none of which were under a Cloud EHR arrangement), with a resulting revenue increase of $2.8 million. Evident’s add-on sales decreased by $0.9 million due to lower installation volumes of Emergency Department Information Systems and Thrive Provider EHR. Platform migration opportunities for Healthland customers moving from Classic to Centriq are naturally decreasing over time as we have completed most migrations for this finite population, resulting in a $1.7 million decrease in nonrecurring revenues from our Healthland operations as we completed three migrations during the three months ended June 30, 2016 compared to one in the three months ended June 30, 2017. Recurring Acute Care revenues decreased $1.2 million, or 4.0%. Our recently acquired Healthland customer base contains a heavy concentration of calendar year-end support and maintenance renewal terms. As a result, the majority of the revenue impact related to Healthland attrition through 2016 customer support terminations did not materialize until the first quarter of 2017 and we continued to experience that impact in the second quarter.
Acute Care EHR costs of sales decreased by 13.1%, or $2.5 million, from the second quarter of 2016, primarily due to decreased equipment costs and travel associated with the decrease in nonrecurring sales revenues discussed above, leading to a combined $1.5 million decrease. Payroll and related costs decreased by $1.0 million, or 9.0%, primarily as the realization of HHI acquisition synergies over the trailing twelve months have resulted in a decrease in associated headcount. As a result, the gross margin on Acute Care EHR revenues increased to 57.3% in the three months ended June 30, 2017 from 52.5% in the three months ended June 30, 2016.
Post-acute Care EHR
Post-cute Care EHR revenues decreased by 12.7%, or $0.9 million, from the three months ended June 30, 2016, due to decreased AHT product line installations during the three months ended June 30, 2017.
Post-acute Care EHR costs of sales decreased by 19.8%, or $0.5 million, from the three months ended June 30, 2016, primarily due to reduced associated headcount resulting from acquisition-related synergies captured during the trailing twelve months combined with the repurposing of certain individuals to our corporate-wide product development teams.

The gross margin on Post-acute Care EHR revenues increased from 63.8% during the three months ended June 30, 2016 to 66.7% during the three months ended June 30, 2017 due to the aforementioned cost of sales reductions.
TruBridge
TruBridge revenues increased 7.3%, or $1.5 million, from the three months ended June 30, 2016. Our hospital customers operate in an environment typified by rising costs and increased complexity and are increasingly seeking to alleviate themselves of the ever-increasing administrative burden of operating their own business office functions, resulting in an expanded customer base for our accounts receivable management services (increasing 5.2%, or $0.3 million). Our insurance services revenues have increased 15.7%, or $0.7 million, primarily as our recent acquisition of HHI exposes Rycan’s solutions, which we consider to be best-of-breed, to a broader and more robust sales channel. Our IT managed services revenues have increased 19.5%, or $0.4 million, as we continue to see increasing demand for remote hosting for our acute and post-acute EHR solutions. Our medical coding services have increased 31.4%, or $0.3 million, as new key customers have been added. These increases have been partially offset by a 12.2%, or $0.1 million, decrease in consulting revenues as ICD-10 related projects have decreased based on the related regulatory compliance deadline and decreased implementations of our Computerized Practitioner Order Entry (“CPOE”) and Physician Documentation applications have limited the related consulting opportunities.
Our costs associated with TruBridge increased 2.7%, or $0.3 million, in the three months ended June 30, 2017 with the largest contributing factor being an increase in payroll and related costs of 8.7%, or $0.6 million, as a result of adding more employees during the trailing twelve months in order to support and develop our growing customer base and increase capacity in advance of anticipated future increases in demand. The gross margin on these services increased to 46.3% in the three months ended June 30, 2017 from 43.9% in the three months ended June 30, 2016. This margin improvement is the result of revenues materializing during the second quarter of 2017 for which the related investments in capacity had been made in prior periods.
Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016
Revenues. Total revenues for the six months ended June 30, 2017 decreased 4.6%, or $6.3 million, compared to the six months ended June 30, 2016.
System sales and support revenues decreased by 8.8%, or $8.5 million, from the six months ended June 30, 2016. System sales and support revenues were comprised of the following for the six months ended June 30, 2017 and June 30, 2016:

	Six Months Ended
(In thousands)	June 30, 2017	June 30, 2016
Recurring system sales and support revenues (1)	66,725	68,735
Non-recurring system sales and support revenues (2)	22,172	28,693
Total system sales and support revenue	$88,897	$97,428

(1) Mostly comprised of support and maintenance, subscriptions, and SaaS revenues.

(2) Mostly comprised of installation revenues from the sale of our acute and post-acute EHR solutions and related applications under a perpetual (non-subscription) licensing model.
Nonrecurring system sales and support revenues decreased $6.5 million, or 22.7%, primarily as Evident’s system add-on volumes decreased and the market for Healthland migrations from the legacy Classic platform to Healthland’s flagship Centriq platform continues to decrease. Related to Evident’s new system installation volumes, we completed installation of our Thrive EHR solution at thirteen new hospital clients during the six months ended June 30, 2017 (two of which were under a Cloud EHR arrangement) compared to eleven new hospital clients during the six months ended June 30, 2016 (one of which was under a Cloud EHR arrangement), with a resulting revenue increase of $1.4 million. Evident’s add-on sales decreased by $2.6 million due to lower installation volumes of Emergency Department Information Systems and Thrive Provider EHR. Platform migration opportunities for Healthland customers moving from Classic to Centriq are naturally decreasing over time as we have completed most migrations for this finite population, resulting in a $3.0 million decrease in nonrecurring revenues from our Healthland operations as we completed six migrations during the six months ended June 30, 2016 compared to one in the six months ended June 30, 2017. These decreased installation revenues at Evident and Healthland have been compounded by decreased installations of AHT’s post-acute EHR solution, resulting in a $1.7 million decrease in related revenues.

Recurring system sales and support revenues decreased $2.0 million, or 2.9%. Our recently acquired Healthland customer base contains a heavy concentration of calendar year-end support and maintenance renewal terms. As a result, the majority of the revenue impact related to Healthland attrition through 2016 customer support terminations did not materialize until the first quarter of 2017.
TruBridge revenues increased 5.5%, or $2.2 million, from the six months ended June 30, 2016. The current environment has resulted in an expanded customer base for our private pay services (increasing 3.3%, or $0.2 million) and accounts receivable management services (increasing 5.0%, or $0.6 million). Our insurance services revenues have increased 12.0%, or $1.1 million, primarily as our recent acquisition of HHI exposes Rycan’s solutions, which we consider to be best-of-breed, to a broader and more robust sales channel. Our IT managed services revenues have increased 18.5%, or $0.8 million, as we continue to see increasing demand for remote hosting for our acute and post-acute EHR solutions. Our medical coding services have increased 16.9%, or $0.3 million, as new key customers have been added. These increases have been partially offset by a 22.3%, or $0.5 million, decrease in consulting revenues as ICD-10 related projects have decreased based on the related regulatory compliance deadline and decreased implementations of our Computerized Practitioner Order Entry (“CPOE”) and Physician Documentation applications have limited the related consulting opportunities.
Costs of Sales. Total costs of sales decreased by 8.6%, or $5.7 million, from the six months ended June 30, 2016. As a percentage of total revenues, costs of sales decreased from 48.6% in the six months ended June 30, 2016 to 46.5% in the six months ended June 30, 2017.
Costs of system sales and support decreased by 14.4%, or $6.4 million, from the six months ended June 30, 2016 primarily due to decreased equipment costs and travel associated with the overall decrease in nonrecurring system sales revenues discussed above, leading to a combined $3.2 million decrease. Payroll and related costs decreased by $2.1 million, or 8.7%, primarily as the realization of HHI acquisition synergies over the trailing twelve months have resulted in a decrease in associated headcount. As a result, the gross margin on system sales and support increased to 57.5% in the six months ended June 30, 2017 from 54.7% in the six months ended June 30, 2016.
Our costs associated with TruBridge increased 2.7%, or $0.6 million, with the largest contributing factor being an increase in payroll and related costs of 8.3%, or $1.1 million, as a result of adding more employees during the trailing twelve months in order to support and develop our growing customer base and increase capacity in advance of anticipated future increases in demand. The gross margin on these services increased to 45.1% in the six months ended June 30, 2017 from 43.6% in the six months ended June 30, 2016. This margin improvement is the result of revenues materializing during the second quarter of 2017 for which the related investments in capacity had been made in prior periods.
Product Development Costs. Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) and infrastructure costs incurred, but not capitalized, for new product development and product enhancements. Product development costs increased 18.7%, or $2.9 million, from the six months ended June 30, 2016, as a result of increased headcount dedicated to functionality additions and enhancements across the product lines as well as integration across product lines.
Sales and Marketing Expenses. Sales and marketing expense increased 9.6%, or $1.3 million, from the six months ended June 30, 2016, with the largest contributing factor being a $0.9 million increase in commission expense resulting from the aforementioned increase in Evident’s new system implementation volumes and related revenues and continued bookings growth for TruBridge. Adding to the increased commission expense was an approximately $0.7 million increase in marketing program expenses due to more aggressive marketing of our family of community healthcare companies as we continue to mature our brand positioning after the HHI acquisition.
General and Administrative Expenses. General and administrative expenses decreased 21.1%, or $6.6 million, from the six months ended June 30, 2016, primarily due to $8.0 million in HHI transaction costs incurred during the six months ended June 30, 2016 with no such costs during the six months ended June 30, 2017. Adding to the decrease in HHI transaction costs is a $0.7 million decrease in costs associated with the employer match portion of our defined contribution retirement plan resulting from changes to plan design to achieve better distribution of employer match throughout the year and a $2.3 million decrease in payroll and related costs due to the realization of synergies during the trailing twelve months from the HHI acquisition. Partially offsetting this combined $11.1 million decrease in HHI transaction costs, employer match expenses, and payroll and related costs has been $2.1 million of expense associated with a one-time, voluntary retirement program that was concluded during the first six months of 2017. Additionally, our three separate national user conferences held during the second and third quarters of 2016 were combined into a single national user conference across our entire customer base for 2017. This newly combined conference took place during the second quarter of 2017, resulting in an increase in related expenses of $0.4 million.

Amortization of Acquisition-Related Intangibles. Amortization expense associated with acquisition-related intangible assets increased by 4.5%, or $0.2 million, from the six months ended June 30, 2016. This is due to seven additional days of amortization during the six months ended June 30, 2017 due to the closing date of the HHI acquisition.
As a percentage of total revenues, total operating expenses increased to 47.6% in the six months ended June 30, 2017 compared to 47.1% in the six months ended June 30, 2016.
Total Other Income (Expense). Total other income (expense) increased from expense of $3.0 million during the six months ended June 30, 2016 to expense of $3.6 million during the six months ended June 30, 2017, as market conditions have resulted in increased interest rates paid on our variable-rate debt obligations.
As a result of the foregoing factors, income before taxes increased by 36.0%, or $1.1 million, from the six months ended June 30, 2016.
Income Taxes. Our effective income tax rates for the six months ended June 30, 2017 and 2016 were 55.0% and 88.9%, respectively. During the six months ended June 30, 2016 the identification of nondeductible facilitative transaction costs resulted in additional income tax expense of $1.5 million, increasing the period's effective tax rate by 49.1%. Conversely, during the six months ended June 30, 2017 we experienced a shortfall tax expense related to restricted stock of $0.9 million that increased the effective tax rate by 22.6% due to the adoption of ASU 2016-09.
Net Income. Net income for the six months ended June 30, 2017 increased by $1.5 million to a net income of $1.8 million, or $0.13 per basic and diluted share, compared with net income of $0.3 million, or $0.03 per basic and diluted share, for the six months ended June 30, 2016. Net income represented 1.4% of revenue for the six months ended June 30, 2017, compared to 0.2% of revenue for the six months ended June 30, 2016.
Results of Operations by Segment. We operate in three reportable segments: (1) Acute Care EHR, (2) Post-acute Care EHR and (3) TruBridge. See Note 14 above for additional information on our segment reporting. The following table presents a summary of our operating segment information for the six months ended June 30, 2017 and 2016, respectively:

	Six Months Ended
(In thousands)	June 30, 2017	June 30, 2016
Sales revenues:
Acute Care EHR	$76,525	$83,494
Post-acute Care EHR	12,372	13,934
TruBridge	42,854	40,630
Total revenues	$131,751	$138,058

Costs of sales:
Acute Care EHR	33,753	39,250
Post-acute Care EHR	4,036	4,903
TruBridge	23,520	22,903
Total costs of sales	$61,309	$67,056

Gross profit:
Acute Care EHR	42,772	44,244
Post-acute Care EHR	8,336	9,031
TruBridge	19,334	17,727
Total gross profit	$70,442	$71,002

Acute Care EHR
Acute Care EHR revenues decreased $7.0 million, or 8.3%, primarily as Evident’s system add-on volumes decreased and the market for Healthland migrations from the legacy Classic platform to Healthland’s flagship Centriq platform continues to decrease. Related to Evident’s new system installation volumes, we completed installation of our Thrive EHR solution at thirteen new hospital clients during the six months ended June 30, 2017 (two of which were under a Cloud EHR arrangement) compared to eleven new hospital clients during the six months ended June 30, 2016 (one of which was under a Cloud EHR arrangement), with a resulting revenue increase of $1.4 million. Evident’s add-on sales decreased by $2.6 million due to lower installation volumes of Emergency Department Information Systems and Thrive Provider EHR. Platform migration opportunities for Healthland customers moving from Classic to Centriq are naturally decreasing over time as we have completed most migrations for this finite population, resulting in a $3.0 million decrease in nonrecurring revenues from our Healthland operations as we completed six migrations during the six months ended June 30, 2016 compared to one in the six months ended June 30, 2017. Recurring Acute Care revenues decreased $2.1 million, or 3.6%. Our recently acquired Healthland customer base contains a heavy concentration of calendar year-end support and maintenance renewal terms. As a result, the majority of the revenue impact related to Healthland attrition through 2016 customer support terminations did not materialize until the first quarter of 2017.
Acute Care EHR costs of sales decreased by 14.0%, or $5.5 million, from the six months ended June 30, 2016, primarily due to decreased equipment costs and travel associated with the decrease in nonrecurring sales revenues discussed above, leading to a combined $2.8 million decrease. Payroll and related costs decreased by $1.7 million, or 7.9%, primarily as the realization of HHI acquisition synergies over the trailing twelve months have resulted in a decrease in associated headcount. As a result, the gross margin on Acute Care EHR revenues increased to 55.9% in the six months ended June 30, 2017 from 53.0% in the six months ended June 30, 2016.
Post-acute Care EHR
Post-cute Care EHR revenues decreased by 11.2%, or $1.6 million, from the six months ended June 30, 2016, due to decreased AHT product line installations during the six months ended June 30, 2017.
Post-acute Care EHR costs of sales decreased by 17.7%, or $0.9 million, from the six months ended June 30, 2016, primarily due to a $0.4 million decrease in equipment costs and travel expenses associated with the decreased system sales volumes discussed above, coupled with reduced associated headcount resulting from acquisition-related synergies captured during the trailing twelve months combined with the repurposing of certain individuals to our corporate-wide product development teams.
The gross margin on Post-acute Care EHR revenues increased from 64.8% during the six months ended June 30, 2016 to 67.4% during the six months ended June 30, 2017 due to the aforementioned cost of sales reductions.
TruBridge
TruBridge revenues increased 5.5%, or $2.2 million, from the six months ended June 30, 2016. Our hospital customers operate in an environment typified by rising costs and increased complexity and are increasingly seeking to alleviate themselves of the ever increasing administrative burden of operating their own business office functions, resulting in an expanded customer base for our private pay services (increasing 3.3%, or $0.2 million) and accounts receivable management services (increasing 5.0%, or $0.6 million). Our insurance services revenues have increased 12.0%, or $1.1 million, primarily as our recent acquisition of HHI exposes Rycan’s solutions, which we consider to be best-of-breed, to a broader and more robust sales channel. Our IT managed services revenues have increased 18.5%, or $0.8 million, as we continue to see increasing demand for remote hosting for our acute and post-acute EHR solutions. Our medical coding services have increased 16.9%, or $0.3 million, as new key customers have been added. These increases have been partially offset by a 22.3%, or $0.5 million decrease in consulting revenues as ICD-10 related projects have decreased based on the related regulatory compliance deadline and decreased implementations of our Computerized Practitioner Order Entry (“CPOE”) and Physician Documentation applications have limited the related consulting opportunities.
Our costs associated with TruBridge increased 2.7%, or $0.6 million, with the largest contributing factor being an increase in payroll and related costs of 8.3%, or $1.1 million, as a result of adding more employees during the trailing twelve months in order to support and develop our growing customer base and increase capacity in advance of anticipated future increases in demand. The gross margin on these services increased to 45.1% in the six months ended June 30, 2017 from 43.6% in the six months ended June 30, 2016. This margin improvement is the result of revenues materializing during the second quarter of 2017 for which the related investments in capacity had been made in prior periods.

Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2017, our principal sources of liquidity consisted of cash and cash equivalents of $1.7 million and our remaining borrowing capacity under the Revolving Credit Facility (as defined below) compared to $2.2 million of cash and cash equivalents as of December 31, 2016. As noted previously, in January 2016 we completed our acquisition of HHI. In conjunction with the acquisition, we entered into a syndicated credit agreement (the "Credit Agreement,") described further below, with Regions Bank ("Regions") serving as administrative agent, which provided for a $125 million term loan facility (the "Term Loan Facility") and a $50 million revolving credit facility (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Credit Facilities"). The cash portion of the purchase price for our acquisition of HHI was primarily funded by the $125 million Term Loan Facility and $25 million borrowed under the Revolving Credit Facility. As of June 30, 2017, we had $145.3 million in principal amount of indebtedness outstanding under the Credit Facilities.
We believe that our cash and cash equivalents of $1.7 million as of June 30, 2017, the future operating cash flows of the combined entity, and our remaining borrowing capacity under the Revolving Credit Facility of $23.5 million as of June 30, 2017, taken together, provide adequate resources to fund ongoing cash requirements for the next twelve months. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of filing of this Form 10-Q. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.
Operating Cash Flow Activities
Net cash provided by operating activities increased $24.4 million, from $8.5 million used in operations for the six months ended 2016 to $15.9 million provided by operations for the six months ended 2017. This increase is primarily due to the aforementioned $1.5 million increase in net income and more cash-advantageous changes in working capital. During the first six months of 2016, we invested heavily in improving the working capital of the HHI entities post-acquisition in order to normalize the aging of vendor payables and improve acquired vendor relationships, resulting in a combined cash outflow of $10.1 million during the first six months of 2016. Comparatively, the timing of vendor payments during the first six months of 2017 resulted in expansion of these liabilities and a resulting benefit to cash flows of $6.8 million, for a total beneficial swing in cash flows from these working capital components of $16.9 million.
Additionally, our acquisition of HHI in January 2016 included significant deferred revenue balances, the amortization of which benefited revenues during the first six months of 2016 with no corresponding cash benefit. Conversely, deferred revenue balances grew during the six months ended June 30, 2017 due to a high volume of advance billings for third party subscriptions, providing cash benefits with no related revenue impact. These deferred revenue dynamics alone resulted in an $11.3 million improvement in cash flows as displayed in the condensed consolidated statement of cash flows.
These cash flow improvements have been partially offset by an increasing level of customer financing arrangements for the purchase of our EHR systems. The first six months of 2017 saw financing receivables expansion that was $3.7 million more than such expansion during the first six months of 2016.
Investing Cash Flow Activities
Net cash used in investing activities decreased to $0.5 million in the six months ended June 30, 2017 from $151.8 million used during the six months ended June 30, 2016. We utilized cash (net of cash acquired) of $162.6 million for the acquisition of HHI during the six months ended June 30, 2016, partially offset by sales of investments in available-for-sale securities of $10.9 million during this period. We do not anticipate the need for significant capital expenditures during the remainder of 2017.
Financing Cash Flow Activities
During the six months ended June 30, 2017, our financing activities used net cash of $15.9 million, as we paid $9.8 million in long term debt principle and we declared and paid dividends in the amount of $6.1 million. Financing cash flow activities provided $139.1 million during the six months ended June 30, 2016, primarily due to the proceeds of the aforementioned credit facility of $156.6 million partially offset by $17.2 million cash paid in dividends.
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
Credit Agreement
As noted above, in conjunction with our acquisition of HHI in January 2016, we entered into a Credit Agreement which provided for a $125 million Term Loan Facility and a $50 million Revolving Credit Facility. As of June 30, 2017, we had $118.8 million in principal amount outstanding under the Term Loan Facility and $26.5 million in principal amount outstanding under the Revolving Credit Facility.
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
The Credit Agreement provides incremental facility capacity of $50 million, subject to certain conditions. The Credit Agreement includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. In addition, the Company is required to comply with a minimum fixed charge coverage ratio of 1.25:1.0 throughout the duration of the Credit Agreement and a maximum consolidated leverage ratio (as defined in the Credit Agreement, as amended) of 3.50:1.0 through September 30, 2017, 3.00:1.0 from October 1, 2017 through September 30, 2018, and 2.50:1.0 thereafter. The Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default. We believe that we were in compliance with the covenants contained in the Credit Agreement as of June 30, 2017.
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
Backlog
Backlog consists of revenues we reasonably expect to recognize over the next 12 months under existing contracts. The revenues to be recognized may relate to a combination of one-time fees for system sales and recurring fees for support and maintenance and TruBridge services. As of June 30, 2017, we had a total backlog of approximately $37.2 million in connection with non-recurring system purchases and approximately $217.2 million in connection with recurring payments under support and maintenance, Cloud EHR contracts, and TruBridge services. Of the $37.2 million in non-recurring backlog as of June 30, 2017, approximately $16.1 million represents firm orders for incremental applications associated with stage three meaningful use requirements of the ARRA’s EHR incentive program. On August 2, 2017, the CMS announced a final rule that effectively delays the requirement for stage three compliance from the first day of 2018 to the first day of 2019. As a result, we are unable to estimate with a reasonable amount of certainty what amount of the stage three backlog is expected to be recognized as revenue over the next twelve months. As of June 30, 2016, we had a twelve-month backlog of approximately $15.5 million in connection with non-recurring system purchases and approximately $210.8 million in connection with recurring payments under support and maintenance and TruBridge services.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements, as defined by Item 303(a)(4) of SEC Regulation S-K, as of June 30, 2017.
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
In our Annual Report on Form 10-K for the year ended December 31, 2016, we identified our critical accounting polices related to revenue recognition, allowance for doubtful accounts, allowance for credit losses, and estimates. There have been no significant changes to these critical accounting policies during the six months ended June 30, 2017.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk relates primarily to the potential change in the British Bankers Association London Interbank Offered Rate ("LIBOR"). We had $145.3 million of outstanding borrowings under our Credit Facilities with Regions Bank at June 30, 2017. The Term Loan Facility and Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin plus (1) the Adjusted LIBOR rate for the relevant interest period, (2) an alternate base rate determined by reference to the greatest of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate plus one percent per annum, or (3) a combination of (1) and (2). Accordingly, we are exposed to fluctuations in interest rates on borrowings under the Credit Facilities. A one hundred basis point change in interest rate on our borrowings outstanding as of June 30, 2017 would result in a change in interest expense of approximately $1.5 million annually.
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
Except as noted in the preceding paragraphs, there were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As previously reported, at the 2017 Annual Meeting of Stockholders (the “Annual Meeting”) held on May 11, 2017, the Company’s stockholders approved the 2014 Plan to increase the number of shares of common stock available for grant under the 2014 Plan from 700,000 to 2,100,000 shares. A more detailed summary of the principal features of the 2014 Plan can be found in the Company’s definitive proxy statement for the Annual Meeting, as filed with the Securities and Exchange Commission on March 31, 2017 (the “Proxy”). The foregoing description does not purport to be complete and is qualified in its entirety by reference to such summary and the full text of the 2014 Plan filed as Appendix A to the Proxy and incorporated herein by reference.

Item 6.	Exhibits.

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3 to CPSI’s Current Report on Form 8-K dated October 28, 2013 and incorporated herein by reference)

10.1	Computer Programs and Systems, Inc. Amended and Restated 2014 Incentive Plan (filed as Appendix A to CPSI's Schedule 14A dated March 31, 2017 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Form 10-Q for the period ended June 30, 2017

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Date: August 8, 2017	By:	/s/ J. Boyd Douglas
J. Boyd Douglas
President and Chief Executive Officer

Date: August 8, 2017	By:	/S/ Matt J. Chambless
Matt J. Chambless
Chief Financial Officer

Exhibit Index

No.	Exhibit

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3 to CPSI’s Current Report on Form 8-K dated October 28, 2013 and incorporated herein by reference)

10.1	Computer Programs and Systems, Inc. Amended and Restated 2014 Incentive Plan (filed as Appendix A to CPSI's Schedule 14A dated March 31, 2017 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Form 10-Q for the period ended June 30, 2017