Form 10-Q
period 2017-09-30
COMPUTER PROGRAMS & SYSTEMS INC
filed 2017-11-07
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017.

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 6, 2017, there were 13,756,189 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.
Quarterly Report on Form 10-Q
(For the three and nine months ended September 30, 2017)

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$954	$2,220
Accounts receivable, net of allowance for doubtful accounts of $2,206 and $2,370, respectively	36,159	31,812
Financing receivables, current portion, net	8,642	5,459
Inventories	1,129	1,697
Prepaid income taxes	677	567
Prepaid expenses and other	3,155	2,794
Total current assets	50,716	44,549
Property and equipment, net	11,959	13,439
Financing receivables, net of current portion	10,098	5,595
Intangible assets, net	99,314	107,118
Goodwill	168,449	168,449
Total assets	$340,536	$339,150
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,611	$6,841
Current portion of long-term debt	8,175	5,817
Deferred revenue	8,587	5,840
Accrued vacation	4,600	3,650
Other accrued liabilities	8,919	8,797
Total current liabilities	40,892	30,945
Long-term debt, net of current portion	136,320	146,989
Deferred tax liabilities	6,472	3,246
Total liabilities	183,684	181,180
Stockholders’ equity:
Common stock, $0.001 par value; 30,000 shares authorized; 13,756 and 13,533 shares issued and outstanding	14	13
Additional paid-in capital	152,932	147,911
Retained earnings	3,906	10,046
Total stockholders’ equity	156,852	157,970
Total liabilities and stockholders’ equity	$340,536	$339,150
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sales revenues:
System sales and support	$44,366	$44,101	$133,263	$141,529
TruBridge	22,747	20,562	65,601	61,192
Total sales revenues	67,113	64,663	198,864	202,721
Costs of sales:
System sales and support	18,832	20,709	56,621	65,075
TruBridge	12,806	11,187	36,326	33,878
Total costs of sales	31,638	31,896	92,947	98,953
Gross profit	35,475	32,767	105,917	103,768
Operating expenses:
Product development	9,345	8,397	27,588	23,766
Sales and marketing	8,528	6,894	23,262	20,341
General and administrative	9,379	10,631	33,960	41,799
Amortization of acquisition-related intangibles	2,601	2,601	7,804	7,580
Total operating expenses	29,853	28,523	92,614	93,486
Operating income	5,622	4,244	13,303	10,282
Other income (expense):
Other income	102	53	242	121
Interest expense	(2,062)	(1,717)	(5,807)	(4,828)
Total other income (expense)	(1,960)	(1,664)	(5,565)	(4,707)
Income before taxes	3,662	2,580	7,738	5,575
Provision for income taxes	1,374	981	3,617	3,643
Net income	$2,288	$1,599	$4,121	$1,932
Net income per common share—basic	$0.17	$0.12	$0.30	$0.15
Net income per common share—diluted	$0.17	$0.12	$0.30	$0.15
Weighted average shares outstanding used in per common share computations:
Basic	13,431	13,327	13,409	13,224
Diluted	13,431	13,327	13,409	13,224
Dividends declared per common share	$0.30	$0.34	$0.75	$1.62
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$2,288	$1,599	$4,121	$1,932
Other comprehensive income, net of tax
Change in unrealized income with realized income on the Statement of Income	—	—	—	38
Total other comprehensive income, net of tax	—	—	—	38
Comprehensive income	$2,288	$1,599	$4,121	$1,970
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity

	Shares	Amount
Balance at December 31, 2016	13,533	$13	$147,911	$10,046	$157,970
Net income	—	—	—	4,121	4,121
Common stock issued upon exercise of stock options	—	—	1	—	1
Issuance of restricted stock	223	1	(1)	—	—
Stock-based compensation	—	—	5,021	—	5,021
Dividends	—	—	—	(10,261)	(10,261)
Balance at September 30, 2017	13,756	$14	$152,932	$3,906	$156,852
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating Activities:
Net income	4,121	$1,932
Adjustments to net income:
Provision for bad debt	753	722
Deferred taxes	3,226	3,735
Stock-based compensation	5,021	4,023
Excess tax benefit from stock-based compensation	—	(50)
Depreciation	1,945	2,422
Amortization of acquisition-related intangibles	7,804	7,580
Amortization of deferred finance costs	547	501
Changes in operating assets and liabilities (net of acquired assets and liabilities):
Accounts receivable	(4,358)	(1,489)
Financing receivables	(8,428)	1,301
Inventories	568	31
Prepaid expenses and other	(361)	808
Accounts payable	3,770	(5,095)
Deferred revenue	2,748	(11,365)
Other liabilities	1,071	(6,841)
Prepaid income taxes/income taxes payable	(110)	(788)
Net cash provided by (used in) operating activities	18,317	(2,573)
Investing Activities:
Purchases of property and equipment	(464)	(39)
Purchase of business, net of cash received	—	(162,611)
Sale of investments	—	10,861
Net cash used in investing activities	(464)	(151,789)
Financing Activities:
Dividends paid	(10,261)	(21,845)
Proceeds from long-term debt	2,550	156,572
Payments of long-term debt principal	(11,409)	(2,344)
Payments of contingent consideration	—	(500)
Proceeds from exercise of stock options	1	1,134
Excess tax benefit from stock-based compensation	—	50
Net cash provided by (used in) financing activities	(19,119)	133,067
Decrease in cash and cash equivalents	(1,266)	(21,295)
Cash and cash equivalents at beginning of period	2,220	24,951
Cash and cash equivalents at end of period	$954	$3,656
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,151	$4,326
Cash paid for income taxes, net of refund	$501	$654
Supplemental disclosure of non-cash information:
Fair value of common stock and options issued as consideration for acquisition of HHI	$—	$97,017
Write-off of fully depreciated assets	$—	$2,769
Capital lease obligation	$—	$933
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
Presentation
Effective January 1, 2017, we adopted a revised presentation of sales revenues and the associated costs of sales in our condensed consolidated statements of income, which we believe is better aligned with and representative of the amount and profitability of our revenue streams, as well as the way we manage our business, review our operating performance and market our products. Specifically:

•
The Company's sales revenues and costs of sales amounts formerly included within the caption "Business management, consulting, and managed IT services" are now included within the caption "TruBridge" within the condensed consolidated statements of income;

•
Rycan's sales revenues and costs of sales amounts formerly included within the caption "Systems sales and support" are now included within the caption "TruBridge" within the condensed consolidated statements of income;

•
Healthland's and AHT's sales revenues and costs of sales related to hosting services formerly included within the caption "Systems sales and support" are now included within the caption "TruBridge" within the condensed consolidated statements of income; and

•
Certain Rycan expenses formerly included within the caption "General and administrative" are now included within the caption "TruBridge" within the "Costs of sales" section of the condensed consolidated statements of income.

These reclassifications had no effect on previously reported total sales revenues, operating income, income before taxes or net income.

Amounts presented for the three and nine months ended September 30, 2016 have been reclassified to conform to the current presentation. The following table provides the amounts reclassified for the three months ended September 30, 2016:

(In thousands)	As previously reported	Reclassifications	As reclassified
Sales revenues:
System sales	$47,329	$(3,228)	$44,101
TruBridge	17,334	3,228	20,562
Costs of sales:
System sales	21,739	(1,030)	20,709
TruBridge	9,973	1,214	11,187
Operating expenses:
General and administrative	10,815	(184)	10,631
The following table provides the amounts reclassified for the nine months ended September 30, 2016:

(In thousands)	As previously reported	Reclassifications	As reclassified
Sales revenues:
System sales	$150,270	$(8,741)	$141,529
TruBridge	52,451	8,741	61,192
Costs of sales:
System sales	68,968	(3,893)	65,075
TruBridge	29,414	4,464	33,878
Operating expenses:
General and administrative	42,370	(571)	41,799
2.     BUSINESS COMBINATION
Acquisition of HHI
On January 8, 2016, we acquired all of the assets and liabilities of HHI, including its wholly-owned subsidiaries, Healthland, AHT and Rycan. Healthland provided electronic health records ("EHR") and clinical information management solutions to over 350 hospital customers at the time of acquisition. AHT is a provider of clinical and financial solutions in the post-acute care market, serving over 3,300 skilled nursing facilities at the time of acquisition. Rycan offered SaaS-based revenue cycle management workflow and automation software to over 290 hospital customers at the time of acquisition.
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
Consideration for the acquisition included cash (net of cash of the acquired entities) of $162.6 million (inclusive of seller's transaction expenses), 1,973,880 shares of common stock of CPSI ("CPSI Common Stock"), and the assumption by CPSI of stock options that became exercisable for 174,972 shares of CPSI Common Stock. During the three and nine months ended September 30, 2016, we incurred approximately $0.1 million and $8.1 million, respectively, of pre-tax acquisition costs in connection with the acquisition of HHI. We have incurred no such costs during the three and nine months ended September 30, 2017. Acquisition costs are included in general and administrative expenses in our condensed consolidated statements of income.

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
3.     REVENUE RECOGNITION
The Company recognizes revenue in accordance with U.S. GAAP, the requirements of the Software topic and Revenue Recognition subtopic of the FASB Codification, and the requirements of the SEC.
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

•
TruBridge - the provision of business management services, which includes electronic billing, statement processing, payroll processing, accounts receivable management, contract management, and insurance services, as well as Internet service provider ("ISP") services and consulting and managed IT services (collectively, "other professional IT services").

System Sales and Support
The Company enters into contractual obligations to sell perpetual software licenses, conversion, installation and training services, hardware and software application support and hardware maintenance services. On average, the Company is able to complete a system installation in three to four weeks. The methods employed by the Company to recognize revenue, which are discussed by element below, achieve results materially consistent with the provisions of Accounting Standards Update ("ASU") 2009-13, Multiple-Deliverable Revenue Arrangements, due to the relatively short period during which there are multiple undelivered elements, the relatively small amount of non-software related elements in the system sale arrangements, and the limited number of contracts in-process at the end of each reporting period. The Company recognizes revenue on the elements noted above as follows:

•
Perpetual software licenses and conversion, installation and training services – The selling price of perpetual software licenses and conversion, installation and training services is based on management’s best estimate of selling price. In determining management’s best estimate of selling price, we consider the following: (1) competitor pricing, (2) supply and demand of installation staff, (3) overall economic conditions, and (4) our pricing practices as they relate to discounts. The method of recognizing revenue for the perpetual licenses of the associated modules included in the arrangement, and the related conversion, installation and training services over the term the services are performed, is on a module-by-module basis as the related perpetual licenses are delivered and the respective conversion, installation and training services for each specific module are completed, as this is representative of the pattern of provision of these services.

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

•
SaaS services - The Company accounts for SaaS arrangements in accordance with the requirements of the Hosting Arrangement section under the Software topic and Revenue Recognition subtopic of the FASB Codification. The FASB Codification states that the software elements of SaaS services should not be accounted for as a hosting arrangement "if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software." Each SaaS contract entered into by the Company includes a system purchase and buyout clause, and this clause specifies the total amount of the system buyout. In addition, a clause is included in the contract which states that should the system be bought out by the customer, the customer would be required to enter into a general support agreement (for post-contract support services) for the remainder of the original SaaS term. Accordingly, the Company has concluded that SaaS customers do not have the right to take possession of the system without significant penalty (i.e., the purchase price of the system), resulting in the determination that these contracts are service contracts for which revenue is recognized when the services are performed.

TruBridge
TruBridge consists of electronic billing, statement processing, payroll processing, accounts receivable management, contract management, and insurance services. While TruBridge arrangements are contracts separate from the system sale and support contracts, these contracts are often executed within a short time frame of each other. The amount of the total arrangement consideration allocated to these services is based on VSOE of fair value by reference to the rate at which our customers renew, as well as the rate at which the services are sold to customers when the TruBridge agreement is not executed within a short time frame of the system sale and support contracts. If VSOE of fair value does not exist for these services, we allocate the arrangement consideration based on third-party evidence ("TPE") of selling price or, if neither VSOE nor TPE is available, estimated selling price. Because the pricing is transaction-based (per unit pricing), customers are billed and revenue is recognized as services are performed.

The Company will occasionally provide ISP and other professional IT services. Depending on the nature of the services provided, these services may be considered software elements or non-software elements. The selling price of services considered to be software elements is based on VSOE of the fair value of the services by reference to the price our customers are required to pay for the services when sold separately. The selling price of services considered to be non-software elements is based on TPE of the selling price of similar services. Revenue from these elements is recognized as the services are performed.
4.     PROPERTY AND EQUIPMENT
Property and equipment was comprised of the following at September 30, 2017 and December 31, 2016:

(In thousands)	September 30, 2017	December 31, 2016
Land	$2,848	$2,848
Buildings and improvements	9,432	9,432
Maintenance equipment	802	802
Computer equipment	5,639	5,174
Leasehold improvements	5,007	5,007
Office furniture and fixtures	3,591	3,591
Automobiles	335	335
	27,654	27,189
Less: accumulated depreciation	(15,695)	(13,750)
Property and equipment, net	$11,959	$13,439
5.     OTHER ACCRUED LIABILITIES
Other accrued liabilities was comprised of the following at September 30, 2017 and December 31, 2016:

(In thousands)	September 30, 2017	December 31, 2016
Salaries and benefits	$3,673	$5,397
Severance	1,754	337
Commissions	666	518
Self-insurance reserves	934	887
Contingent consideration	1,192	1,120
Other	700	538
	$8,919	$8,797
The accrued contingent consideration depicted above represents the potential earnout incentive for former Rycan shareholders. We have estimated the fair value of the contingent consideration based on the amount of revenue we expect to be earned by Rycan through the year ending December 31, 2018.
6.     NET INCOME PER SHARE
The Company presents basic and diluted earnings per share ("EPS") data for its common stock. Basic EPS is calculated by dividing the net income attributable to stockholders of the Company by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is determined by adjusting the net income attributable to stockholders of the Company and the weighted average number of shares of common stock outstanding during the period for the effects of all potential dilutive common shares, including awards under stock-based compensation arrangements.
The Company's unvested restricted stock awards (see Note 8) are considered participating securities under FASB Codification topic, Earnings Per Share, because they entitle holders to non-forfeitable rights to dividends until the awards vest or are forfeited. When a company has a security that qualifies as a "participating security," the FASB Codification requires the use of the two-class method when computing basic EPS. The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In determining the amount of net income to allocate to common stockholders, income is allocated to both common stock and participating securities based on their respective weighted average shares outstanding for the period, with net income attributable to common stockholders ultimately equaling net income less net income attributable to participating securities. Diluted EPS for the Company's common stock is computed using the more dilutive of the two-class method or the treasury stock method.
The following is a calculation of the basic and diluted EPS for the Company's common stock, including a reconciliation between net income and net income attributable to common stockholders:

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net income	$2,288	$1,599	$4,121	$1,932
Less: Net income attributable to participating securities	(55)	(24)	(94)	(8)
Net income attributable to common stockholders	$2,233	$1,575	$4,027	$1,924

Weighted average shares outstanding used in basic per common share computations	13,431	13,327	13,409	13,224
Add: Dilutive potential common shares	—	—	—	—
Weighted average shares outstanding used in diluted per common share computations	13,431	13,327	13,409	13,224

Basic EPS	$0.17	$0.12	$0.30	$0.15
Diluted EPS	$0.17	$0.12	$0.30	$0.15
During 2017, performance share awards were granted to certain executive officers and key employees of the Company that will result in the issuance of time-vesting restricted stock if the predefined performance criteria are met. The awards provide for an aggregate target of 189,325 shares, none of which have been included in the calculation of diluted EPS for the three and nine months ended September 30, 2017 because the related threshold award performance level has not been achieved as of September 30, 2017. See Note 8.
7.     INCOME TAXES
The Company determines the tax provision for interim periods using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.
Our effective tax rate for the three months ended September 30, 2017 remained relatively unchanged from the three months ended September 30, 2016, decreasing slightly to 37.5% from 38.0%.
Our effective tax rate for the nine months ended September 30, 2017 decreased to 46.7% compared to 65.3% for the nine months ended September 30, 2016. During the nine months ended September 30, 2016 the identification of nondeductible facilitative transaction costs resulted in additional income tax expense of $1.4 million, increasing the period’s effective tax rate by 25.3%. During the nine months ended September 30, 2017, we experienced a shortfall tax expense related to restricted stock of $1.1 million that increased the effective tax rate by 14.0% due to the adoption of ASU 2016-09 as detailed in Note 15.
8.     STOCK-BASED COMPENSATION
Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as an expense over the employee's or non-employee director's requisite service period.

The following table details total stock-based compensation expense for the three and nine months ended September 30, 2017 and 2016, included in the condensed consolidated statements of income:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Costs of sales	$492	$285	$1,235	$1,058
Operating expenses	1,562	861	3,786	2,965
Pre-tax stock-based compensation expense	2,054	1,146	5,021	4,023
Less: income tax effect	(801)	(447)	(1,958)	(1,569)
Net stock-based compensation expense	$1,253	$699	$3,063	$2,454
The Company's stock-based compensation awards are in the form of restricted stock and performance share awards made pursuant to the Company's 2005 Restricted Stock Plan, 2012 Restricted Stock Plan for Non-Employee Directors, and the Amended and Restated 2014 Incentive Plan (the "Plans"). As of September 30, 2017, there was $12.1 million of unrecognized compensation expense related to non-vested stock-based compensation arrangements granted under the Plans, which is expected to be recognized over a weighted-average period of 2.2 years.
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
A summary of restricted stock activity (including shares of restricted stock issued pursuant to the settlement of performance share awards) under the Plans during the nine months ended September 30, 2017 and 2016 is as follows:

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Shares	Weighted-Average Grant Date Fair Value Per Share	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested restricted stock outstanding at beginning of period	184,885	$54.63	191,397	$57.12
Granted	222,390	32.87	86,984	52.21
Vested	(99,184)	55.75	(91,038)	57.71
Nonvested restricted stock outstanding at end of period	308,091	$38.56	187,343	$54.55
Performance Share Awards
In 2014, the Company began to grant performance share awards to executive officers and certain key employees under the Amended and Restated 2014 Incentive Plan (the "2014 Incentive Plan"). The number of shares of common stock earned and issuable under the award is determined at the end of each performance period, based on the Company's achievement of performance goals predetermined by the Compensation Committee of the Board of Directors at the time of grant. If certain levels of the performance objective are met, the award results in the issuance of shares of restricted stock corresponding to such level, which shares are then subject to time-based vesting pursuant to which the shares of restricted stock vest in equal annual installments over the applicable vesting period, which is generally three years for restricted stock issued pursuant to performance share awards.

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
A summary of performance share award activity under the 2014 Incentive Plan during the nine months ended September 30, 2017 and 2016 is as follows, based on the target award amounts set forth in the performance share award agreements:

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Performance share awards outstanding at beginning of period	77,594	$49.64	49,471	$49.29
Granted	189,325	29.94	77,594	49.64
Forfeited or unearned	(77,594)	49.64	(49,471)	49.29
Performance share awards outstanding at end of period	189,325	$29.94	77,594	$49.64

9.     FINANCING RECEIVABLES
Short-Term Payment Plans
The Company has sold information and patient care systems to certain healthcare providers under Second Generation Meaningful Use Installment Plans (see below) with maximum contractual terms of three years and expected terms of less than one year and other arrangements requiring fixed monthly payments over terms ranging from three to 12 months ("Fixed Periodic Payment Plans"). These receivables, collectively referred to as short-term payment plans and included in the current portion of financing receivables, were comprised of the following at September 30, 2017 and December 31, 2016:

(In thousands)	September 30, 2017	December 31, 2016
Second Generation Meaningful Use Installment Plans, gross	$28	$3,080
Fixed Periodic Payment Plans, gross	3,232	1,988
Short-term payment plans, gross	$3,260	$5,068

Less: allowance for losses	(338)	(1,796)
Short-term payment plans, net	$2,922	$3,272
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
The components of these lease receivables were as follows at September 30, 2017 and December 31, 2016:

(In thousands)	September 30, 2017	December 31, 2016
Sales-type leases, gross	$19,619	$8,981
Less: allowance for losses	(1,876)	(402)
Less: unearned income	(1,925)	(797)
Sales-type leases, net	$15,818	$7,782
Future minimum lease payments to be received subsequent to September 30, 2017 are as follows:

(In thousands)
Years Ended December 31,
2017	$1,966
2018	5,080
2019	4,599
2020	3,607
2021	2,553
Thereafter	1,814

Total minimum lease payments to be received	19,619
Less: allowance for losses	(1,876)
Less: unearned income	(1,925)

Lease receivables, net	$15,818

Credit Quality of Financing Receivables and Allowance for Credit Losses
The following table is a roll-forward of the allowance for financing credit losses for the nine months ended September 30, 2017 and year ended December 31, 2016:

(In thousands)	Balance at Beginning of Period	Provision	Charge-offs	Recoveries	Balance at End of Period
September 30, 2017	$2,198	$742	$(726)	$—	$2,214
December 31, 2016	$654	$1,762	$(218)	$—	$2,198
The Company’s financing receivables are comprised of a single portfolio segment, as the balances are all derived from short-term payment plan arrangements and sales-type leasing arrangements within our target market of community hospitals. The Company evaluates the credit quality of its financing receivables based on a combination of factors, including, but not limited to, customer collection experience, economic conditions, the customer’s financial condition, and known risk characteristics impacting the respective customer base of community hospitals, the most notable of which relate to enacted and potential changes in Medicare and Medicaid reimbursement rates as community hospitals typically generate a significant portion of their revenues and related cash flows from beneficiaries of these programs. In addition to specific account identification, the Company utilizes historical collection experience to establish the allowance for credit losses. Financing receivables are written off only after the Company has exhausted all collection efforts. The Company has been successful in collecting its financing receivables and considers the credit quality of such arrangements to be good, especially as the underlying assets act as collateral for the receivables.
Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. To facilitate customer collection and credit monitoring efforts, financing receivable amounts are invoiced and reclassified to trade accounts receivable when they become due, with all invoiced amounts placed on nonaccrual status. As a result, all past due amounts related to the Company’s financing receivables are included in trade accounts receivable in the accompanying condensed consolidated balance sheets. The following is an analysis of the age of financing receivables amounts (excluding short-term payment plans) that have been reclassified to trade accounts receivable and were past due as of September 30, 2017 and December 31, 2016:

(In thousands)	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due
September 30, 2017	$599	$80	$27	$706
December 31, 2016	$228	$31	$34	$293
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

(In thousands)	September 30, 2017	December 31, 2016
Customer balances with amounts reclassified to trade accounts receivable that are:
1 to 90 Days Past Due	$10,571	$6,167
91 to 180 Days Past Due	2,651	550
181 + Days Past Due	719	273
Total customer balances with past due amounts reclassified to trade accounts receivable	$13,941	$6,990
Total customer balances with no past due amounts reclassified to trade accounts receivable	3,753	1,194
Total financing receivables with contractual maturities of one year or less	3,260	5,068
Less: allowance for losses	(2,214)	(2,198)
Total financing receivables	$18,740	$11,054
Second Generation Meaningful Use Installment Plans
Beginning in the fourth quarter of 2012, we offered to our customers license agreements with payment terms that provided us with greater visibility into and control over the customers' meaningful use attestation process and significantly reduced the maximum timeframe over which customers must satisfy their full payment obligations in purchasing our system (“Second Generation Meaningful Use Installment Plans”). As the overall payment period durations of the Second Generation Meaningful Use Installment Plans are consistent with that of our historical system sale financing arrangements, revenues under the Second Generation Meaningful Use Installment Plans are recognized upon installation of our EHR solution. Although these arrangements provide for a maximum payment term of three years, management has determined the expected term for these arrangements to be less than one year due to (a) historical collection patterns of required EHR incentive payment amounts and (b) the estimated significance of those amounts, the receipt of which is expected to result in minimal or no remaining balance for the related arrangements. As a result, all related amounts are included as a component of financing receivables, current portion, net in the accompanying condensed consolidated balance sheets and as a component of Short-Term Payment Plans within this note.

10.     INTANGIBLE ASSETS AND GOODWILL
Our purchased definite-lived intangible assets as of September 30, 2017 are summarized as follows:

(In thousands)	Customer Relationships	Trademark	Developed Technology	Total
Gross carrying amount	$82,300	$10,900	$24,100	$117,300
Accumulated amortization	(11,303)	(1,469)	(5,214)	(17,986)
Net intangible assets	$70,997	$9,431	$18,886	$99,314
Weighted average remaining years of useful life	11	14	7	10
The following table represents the remaining amortization of definite-lived intangible assets as of September 30, 2017:

(In thousands)
For the year ended December 31,
2017	$2,601
2018	10,406
2019	10,112
2020	10,106
2021	10,066
Due thereafter	56,023
Total	$99,314
The following table sets forth the change in the carrying amount of goodwill by segment for the nine months ended September 30, 2017:

(In thousands)	Acute Care EHR	Post-acute Care EHR	TruBridge	Total
Balance as of December 31, 2016	$97,095	$57,570	$13,784	$168,449
Goodwill acquired	—	—	—	—
Balance as of September 30, 2017	$97,095	$57,570	$13,784	$168,449
Goodwill is evaluated for impairment annually on October 1, or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist. As of September 30, 2017, there was no impairment to goodwill.

11.     LONG-TERM DEBT
Long-term debt was comprised of the following at September 30, 2017 and December 31, 2016:

(In thousands)	September 30, 2017	December 31, 2016
Term loan facility	$117,187	$121,875
Revolving credit facility	29,050	33,000
Capital lease obligation	641	861
Debt obligations	146,878	155,736
Less: unamortized debt issuance costs	(2,383)	(2,930)
Debt obligation, net	144,495	152,806
Less: current portion	(8,175)	(5,817)
Long-term debt	$136,320	$146,989
As of September 30, 2017, the carrying value of debt approximated the fair value due to the variable interest rate reflecting the market rate.
Credit Agreement
In conjunction with our acquisition of HHI on January 8, 2016, we entered into a syndicated credit agreement on the same date (the "Previous Credit Agreement"), with Regions Bank ("Regions") serving as administrative agent, which provided for a $125 million term loan facility (the "Previous Term Loan Facility") and a $50 million revolving credit facility (the "Previous Revolving Credit Facility"). The cash portion of the purchase price for HHI was partially funded by the $125 million borrowed under the Previous Term Loan Facility and $25 million borrowed under the Previous Revolving Credit Facility. As described in Note 16, on October 13, 2017, we entered into a Second Amendment to the Previous Credit Agreement to refinance and decrease the aggregate committed size of the credit facilities.
The Previous Term Loan Facility bore interest at a rate per annum equal to an applicable margin plus (1) the Adjusted LIBOR rate for the relevant interest period, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one-month LIBOR rate plus one percent per annum, or (3) a combination of (1) and (2). Interest on the outstanding principal of the Previous Term Loan Facility was payable on the last day of each month, in the case of each base rate loan, and on the last day of each interest period (but no less frequently than every three months), in the case of LIBOR loans. Principal payments were due on the last day of each fiscal quarter beginning March 31, 2016, with the remainder due at maturity on January 8, 2021 (the "Previous Maturity Date"). Anticipated annual future maturities of the Previous Term Loan Facility, Previous Revolving Credit Facility, and capital lease obligation were as follows as of September 30, 2017:

(In thousands)
2017	$1,638
2018	9,690
2019	12,750
2020	15,625
2021	107,175
Thereafter	—
$146,878
Borrowings under the Previous Revolving Credit Facility bore interest at a rate similar to that of the Previous Term Loan Facility, with interest payment dates similar to that of the Previous Term Loan Facility. The Previous Revolving Credit Facility included a $5 million swingline sublimit, with swingline loans bearing interest at the alternate base rate plus the applicable margin. Any principal outstanding under the Previous Revolving Credit Facility was due and payable on the Previous Maturity Date.
The Previous Term Loan Facility and amounts borrowed under the Previous Revolving Credit Facility were secured pursuant to a Pledge and Security Agreement, dated January 8, 2016, among the parties identified as Obligors therein and

Regions, as collateral agent (the “Security Agreement”), on a first priority basis by a security interest in substantially all of the tangible and intangible assets (subject to certain exceptions) of the Company and certain subsidiaries of the Company, as guarantors (collectively, the “Subsidiary Guarantors”), including certain registered intellectual property and the capital stock of certain of the Company’s direct and indirect subsidiaries. Our obligations under the Previous Credit Agreement were also guaranteed by the Subsidiary Guarantors.
The Previous Credit Agreement provided incremental facility capacity of $50 million, subject to certain conditions. The Previous Credit Agreement included a number of restrictive covenants that, among other things and in each case are subject to certain exceptions and baskets, imposed operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on its equity securities or payments to redeem, repurchase or retire its equity securities; enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other entity; dispose of assets; enter into sale and leaseback transactions; engage in transactions with its affiliates; and materially alter the business it conducts. In addition, the Company was required to comply with a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio throughout the duration of the Previous Credit Agreement. The Previous Credit Agreement also contained customary representations and warranties, affirmative covenants and events of default.
The Previous Credit Agreement required the Company to mandatorily prepay the Previous Term Loan Facility and amounts borrowed under the Previous Revolving Credit Facility with (i) 100% of net cash proceeds from certain sales and dispositions, subject to certain reinvestment rights, (ii) 100% of net cash proceeds from certain issuances or incurrences of additional debt, (iii) 50% of net cash proceeds from certain issuances or sales of equity securities, subject to a step down to 0% if the Company’s consolidated leverage ratio was no greater than 2.50:1.0, and (iv) beginning with the fiscal year ending December 31, 2016, 50% of excess cash flow (minus certain specified other payments), subject to a step down to 0% of excess cash flow if the Company’s consolidated leverage ratio was no greater than 2.50:1.0. The Company was permitted to voluntarily prepay the Previous Term Loan Facility and amounts borrowed under the Previous Revolving Credit Facility at any time without penalty, subject to customary “breakage” costs with respect to prepayments of LIBOR rate loans made on a day other than the last day of any applicable interest period. As of September 30, 2017, we believe that we were in compliance with all debt covenants contained in the Previous Credit Agreement.
12.     COMMITMENTS AND CONTINGENCIES
From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. Management does not believe it is reasonably possible that such matters will have a material adverse effect on the Company’s financial statements.
13.     FAIR VALUE
The FASB Codification topic, Fair Value Measurements and Disclosures, establishes a framework for measuring fair value and expands financial statement disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The FASB Codification does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. The FASB Codification requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:
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
The following table summarizes the carrying amounts and fair values of certain liabilities at September 30, 2017:

		Fair Value at September 30, 2017 Using
	Carrying Amount at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	9/30/2017	(Level 1)	(Level 2)	(Level 3)
Description
Contingent consideration	$1,192	$—	$—	$1,192
Total	$1,192	$—	$—	$1,192
The following table summarizes the carrying amounts and fair values of certain liabilities at December 31, 2016:

		Fair Value at December 31, 2016 Using
	Carrying Amount at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	12/31/2016	(Level 1)	(Level 2)	(Level 3)
Description
Contingent consideration	$1,120	$—	$—	$1,120
Total	$1,120	$—	$—	$1,120
The carrying amounts of other financial instruments reported in the consolidated balance sheets for current assets and current liabilities approximate their fair values because of the short-term nature of these instruments.

14.     SEGMENT REPORTING
Our chief operating decision makers ("CODM") utilize three operating segments, "Acute Care EHR", "Post-acute Care EHR" and "TruBridge", based on our three distinct business units with unique market dynamics and opportunities. Revenues and costs of sales are primarily derived from the provision of services and sales of our proprietary software, and our CODM assess the performance of these three segments at the gross profit level. Operating expenses and items such as interest, income tax, capital expenditures and total assets are managed at a consolidated level and thus are not included in our operating segment disclosures. Our CODM group is comprised of the Chief Executive Officer, Chief Growth Officer, Chief Operating Officer, and Chief Financial Officer. Accounting policies for each of the reportable segments are the same as those used on a consolidated basis.
As of January 1, 2017, the operating segment formerly identified as "TruBridge, Rycan, and Other Outsourcing" is now identified as "TruBridge".
The following table presents a summary of the revenues and gross profits of our three operating segments for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Revenues:
Acute Care EHR	$38,761	$37,596	$115,285	$121,090
Post-acute Care EHR	5,605	6,505	17,978	20,439
TruBridge	22,747	20,562	65,601	61,192
Total revenues	$67,113	$64,663	$198,864	$202,721

Costs of sales:
Acute Care EHR	$17,068	$18,056	50,821	57,519
Post-acute Care EHR	1,764	2,653	5,800	7,556
TruBridge	12,806	11,187	36,326	33,878
Total costs of sales	$31,638	$31,896	$92,947	$98,953

Gross profit:
Acute Care EHR	$21,693	$19,540	64,464	63,571
Post-acute Care EHR	3,841	3,852	12,178	12,883
TruBridge	9,941	9,375	29,275	27,314
Total gross profit	$35,475	$32,767	$105,917	$103,768

Corporate operating expenses	$(29,853)	(28,523)	(92,614)	(93,486)
Other income	102	53	242	121
Interest expense	(2,062)	(1,717)	(5,807)	(4,828)
Income before taxes	$3,662	$2,580	$7,738	$5,575
15.     RECENT ACCOUNTING PRONOUNCEMENTS
New Accounting Standards Adopted in 2017

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. The amended guidance requires entities to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The requirement replaces the current lower of cost or market evaluation. Accounting guidance is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail method. The amended guidance was effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amended guidance is to be applied prospectively and early adoption was permitted. The adoption of ASU 2015-11 did not have a material effect on our financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and the classification of awards on the statement of cash flows. This guidance was effective for fiscal years and interim periods within those years beginning after December 15, 2016, which was effective for the Company as of the first quarter of our fiscal year ending December 31, 2017. The adoption of ASU 2016-09 had a material effect on our financial statements in the period of adoption and is disclosed in Note 7 of the financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, that removes step two of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the new guidance, a goodwill impairment is now the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance remains largely unchanged. Entities continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2019 with early adoption permitted for any goodwill impairment tests performed after January 1, 2017. The guidance is to be applied prospectively.

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

In February 2016, the FASB issued ASU 2016-02, Leases, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new guidance will require the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under U.S. GAAP. This guidance will be effective for fiscal years and interim periods within those years beginning after December 15, 2018, which is effective for the Company as of the first quarter of our fiscal year ending December 31, 2019. The Company is currently evaluating the impact that the implementation of this standard will have on its financial statements.

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

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, to assist an entity in evaluating when a set of transferred assets and activities is a business. The guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, and should be applied prospectively to any transactions occurring within the period of adoption. Early adoption is permitted, including for interim or annual periods in which the financial statements have not been issued or made available for issuance. The Company is currently evaluating the impact that the implementation of this standard will have on its financial statements.

We do not believe that any other recently issued but not yet effective accounting standards, if adopted, would have a material impact on our consolidated financial statements.
16.     SUBSEQUENT EVENTS
Credit Agreement Amendment
On October 13, 2017, the Company entered into a Second Amendment (the "Amendment") to the Previous Credit Agreement to refinance and decrease the aggregate committed size of the credit facilities from $175 million to $162 million, which includes a $117 million term loan facility and a $45 million revolving credit facility (collectively, the "Amended Facilities"). In addition to decreasing the aggregate size of the credit facilities, the Amendment:

•extends the maturity date of the credit facilities;
•increases the maximum consolidated leverage ratio with which the Company must comply;
•decreases the interest rates for LIBOR rate loans and base rate loans and the letter of credit fee;
•decreases the commitment fee; and

•	temporarily increases the percentage of excess cash flow (minus certain specified other payments) that must be used to prepay the credit facilities.

Dividend

On November 2, 2017, the Company announced a dividend for the fourth quarter of 2017 in the amount of $0.10 per share, payable on December 1, 2017, to stockholders of record as of the close of business on November 16, 2017.

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
Background
CPSI is a leading provider of healthcare solutions and services for community hospitals and other healthcare systems and post-acute care facilities. Founded in 1979, CPSI offers our products and services through four companies - Evident, LLC ("Evident"), TruBridge, LLC ("TruBridge"), Healthland Inc. ("Healthland"), and American HealthTech, Inc. ("AHT"). Our combined companies are focused on helping improve the health of the communities we serve, connecting communities for a better patient care experience, and improving the financial operations of our customers. The individual contributions of each of our four wholly-owned subsidiaries towards this combined focus are as follows:

•
Evident provides comprehensive electronic health record ("EHR") solutions and services for community hospitals, including those solutions previously sold under the CPSI name as well as an expanded range of offerings targeted specifically at community healthcare organizations.

•
TruBridge focuses exclusively on providing business management, consulting and managed IT services, along with its revenue cycle management ("RCM") product, Rycan, which provides RCM workflow and automation software to hospitals, other healthcare systems, and skilled nursing organizations.

•	Healthland provides integrated technology solutions and services to small rural and critical access hospitals.

•	AHT is one of the nation's largest providers of financial and clinical technology solutions and services for post-acute care facilities.
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
January 2016 marked an important milestone for CPSI, as we announced the completion of our acquisition of HHI, the first major acquisition in the Company's history. With this acquisition, CPSI now has a presence in approximately 1,300 acute care facilities and over 3,300 post-acute care facilities, adding significantly to our already substantial recurring revenue base and further expanding our ability to generate organic recurring revenue growth through additional cross-selling opportunities now available within the combined company. We believe that the addition of HHI and its clients and products will enhance our ability to grow our business and compete in the markets that we serve.
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
We have historically made financing arrangements available to customers on a case-by-case basis depending upon the various aspects of the proposed contract and customer attributes. These financing arrangements include other short-term payment plans and longer-term lease financing through us or third-party financing companies. We have seen an increased demand for financing arrangements since 2015 and expect this trend to continue. For those customers not seeking a financing arrangement, the payment schedule of the typical contract is structured to provide for a scheduling deposit due at contract signing, with the remainder of the contracted fees due at various stages of the installation process (delivery of hardware, installation of software and commencement of training, and satisfactory completion of a monthly accounting cycle or end-of-month operation by, and as applicable for, each respective application).
We have also historically made our software applications available to customers through "Software as a Service" or "SaaS" configurations, including our Cloud Electronic Health Record ("Cloud EHR") offering. These offerings are attractive to some customers because this configuration allows them to obtain access to advanced software products without a significant initial capital outlay. Although the broader enterprise software marketplace has been experiencing an increasing trend of SaaS arrangements in the past few years, this trend has been slower to develop within our market for new system installations and add-on sales to existing customers. However, we experienced a substantial increase in the prevalence of such arrangements within our system sales arrangements in 2015, a trend which continued in 2016 and to date in 2017 and we expect to continue for the foreseeable future. Unlike our historical perpetual license arrangements under which the related revenue is recognized effectively upon installation, the SaaS arrangements result in revenue being recognized monthly as the services are provided over the term of the arrangements. As a result, the effect of this trend on the Company's financial statements is reduced system sales revenues during the period of installation in exchange for increased recurring periodic revenues (reflected in system sales and support revenues) over the term of the SaaS arrangements.
American Recovery and Reinvestment Act of 2009
While ongoing financial challenges facing healthcare organizations have impacted and are expected to continue to impact the rural and community hospitals that comprise our target market, we believe that the financial incentives and penalties offered by the American Recovery and Reinvestment Act of 2009 (the "ARRA") for the adoption of qualifying EHRs have increased and will continue to support demand for healthcare information technology and will have a positive impact on our business prospects through at least 2018. As of September 30, 2017, incentive payments totaling over $37 billion have been made to aid healthcare organizations in modernizing their operations through the acquisition and wide-spread use of healthcare information technology. Eligible hospitals could begin receiving these incentive payments in any year from 2011 through 2015, but the total incentive payment is decreased for hospitals that started receiving payments in 2014 and later. Additionally, reimbursements under Medicare have been reduced for those eligible healthcare providers that did not begin to demonstrate meaningful use of an EHR by October 1, 2014.
The financial incentives and penalties offered by the ARRA have resulted in an accelerated adoption of EHRs and increased EHR penetration within the rural and community healthcare market, thereby significantly narrowing the market for new system installations of our solutions. While we believe that the expanded requirements for continued compliance with meaningful use rules have resulted in an expanded replacement market for EHRs, it is uncertain whether revenues generated from this replacement market will be sufficient to offset the impacts of the overall accelerated adoption and increased penetration of EHRs within our target market. As a result, our system sales revenues and profitability may be materially and adversely affected during the short-term.
Similarly, these financial incentives and penalties have accelerated the purchases of incremental applications by our existing customers to remain in compliance with existing meaningful use regulations. Consequently, our penetration rates within our existing customer base for our current menu of applications have increased significantly under the ARRA, thereby significantly narrowing the market for add-on sales to existing customers, particularly for those applications required for meaningful use stage two compliance. On August 2, 2017, the Centers for Medicare and Medicaid Services (“CMS”) announced a final rule that effectively delays the requirement for stage three compliance from the first day of 2018 to the first day of 2019. While we believe that the stage three requirements provide a significant opportunity for add-on sales revenues through 2018, the delay by CMS is expected to delay some of the contract revenues we previously anticipated and there is a risk of further delays or reductions in the regulatory requirements imposed on hospitals, which could have an adverse effect on our revenues.
Although we are pursuing other strategic initiatives designed to result in system sales revenue growth in the future in the form of selective expansion into English-speaking international markets, selective expansion within the 100 to 300 bed hospital market, and continued development of new software applications such as our Business Intelligence solution which provides community hospital leaders valuable insight into financial, operational, and clinical data, there can be no guarantee that such initiatives will prove successful or will benefit the Company in a sufficiently timely fashion to offset the short-term effects of the aforementioned narrowing markets.
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
Results of Operations
Despite impressive growth in revenues from our TruBridge services, which management views as the primary agent for long-term revenue growth for CPSI, revenue challenges faced by our system sales and support operations have resulted in decreased total revenues as, during the nine months ended September 30, 2017, we generated revenues of $198.9 million from the sales of our products and services, compared to $202.7 million during the nine months ended September 30, 2016, a decrease of 1.9%. This decrease in revenues is primarily attributed to (1) the challenging environment early in 2017 for add-on sales within our acute care EHR customer base, (2) the exhaustion of migration revenue opportunities for Healthland customers moving from the legacy Classic platform to Healthland’s flagship Centriq platform, (3) the revenue impact of 2016 attrition within the Healthland customer base, and (4) decreased installation volumes of AHT’s post-acute care EHR solution. Despite the decrease in total revenues, our net income for the nine months ended September 30, 2017 increased 113.3% due to the realization of acquisition-related synergies over the trailing twelve months and the lack of any significant transaction-related costs during the first nine months of 2017. This improved profitability, coupled with more cash-advantageous changes in working capital, resulted in an improvement in cash flow from operations, increasing from cash used in operations of $2.6 million during the first nine months of 2016 to cash provided by operations of $18.3 million during the first nine months of 2017.

The following table sets forth certain items included in our results of operations for the three and nine months ended September 30, 2017 and 2016, expressed as a percentage of our total revenues for these periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
(In thousands)	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
System sales and support:
Acute Care EHR	$38,761	57.8%	$37,596	58.1%	$115,285	58.0%	$121,090	59.7%
Post-acute Care EHR	5,605	8.4%	6,505	10.1%	17,978	9.0%	20,439	10.1%
Total System sales and support	44,366	66.1%	44,101	68.2%	133,263	67.0%	141,529	69.8%
TruBridge	22,747	33.9%	20,562	31.8%	65,601	33.0%	61,192	30.2%
Total sales revenues	67,113	100.0%	64,663	100.0%	198,864	100.0%	202,721	100.0%
Costs of sales:
System sales and support:
Acute Care EHR	17,068	25.4%	18,056	27.9%	50,821	25.6%	57,519	28.4%
Post-acute Care EHR	1,764	2.6%	2,653	4.1%	5,800	2.9%	7,556	3.7%
Total System sales and support	18,832	28.1%	20,709	32.0%	56,621	28.5%	65,075	32.1%
TruBridge	12,806	19.1%	11,187	17.3%	36,326	18.3%	33,878	16.7%
Total costs of sales	31,638	47.2%	31,896	49.3%	92,947	46.8%	98,953	48.8%
Gross profit	35,475	52.9%	32,767	50.7%	105,917	53.3%	103,768	51.2%
Operating expenses:
Product development	9,345	13.9%	8,397	13.0%	27,588	13.9%	23,766	11.7%
Sales and marketing	8,528	12.7%	6,894	10.7%	23,262	11.7%	20,341	10.0%
General and administrative	9,379	14.0%	10,631	16.4%	33,960	17.1%	41,799	20.6%
Amortization of acquisition-related intangibles	2,601	3.9%	2,601	4.0%	7,804	3.9%	7,580	3.7%
Total operating expenses	29,853	44.5%	28,523	44.1%	92,614	46.6%	93,486	46.1%
Operating income	5,622	8.4%	4,244	6.6%	13,303	6.7%	10,282	5.1%
Other income (expense):
Other income	102	0.2%	53	0.1%	242	0.1%	121	0.1%
Interest expense	(2,062)	(3.1)%	(1,717)	(2.7)%	(5,807)	(2.9)%	(4,828)	(2.4)%
Total other income (expense)	(1,960)	(2.9)%	(1,664)	(2.6)%	(5,565)	(2.8)%	(4,707)	(2.3)%
Income before taxes	3,662	5.5%	2,580	4.0%	7,738	3.9%	5,575	2.8%
Provision for income taxes	1,374	2.0%	981	1.5%	3,617	1.8%	3,643	1.8%
Net income	$2,288	3.4%	$1,599	2.5%	$4,121	2.1%	$1,932	1.0%

Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016
Revenues. Total revenues for the three months ended September 30, 2017 increased 3.8%, or $2.5 million, compared to the three months ended September 30, 2016.
System sales and support revenues, consisting of the Acute Care EHR and Post-acute Care EHR segments, increased by 0.6%, or $0.3 million, from the three months ended September 30, 2016. System sales and support revenues were comprised of the following for the three months ended September 30, 2017 and 2016:

	Three Months Ended
(In thousands)	September 30, 2017	September 30, 2016
Recurring system sales and support revenues (1)	$32,954	$34,459
Non-recurring system sales and support revenues (2)	11,412	9,642
Total system sales and support revenue	$44,366	$44,101

(1) Mostly comprised of support and maintenance, subscriptions, and SaaS revenues.

(2) Mostly comprised of installation revenues from the sale of our acute and post-acute care EHR solutions and related applications under a perpetual (non-subscription) licensing model.
Nonrecurring Acute Care EHR system sales and support revenues increased $2.7 million, or 32.5%, primarily as Evident’s new installation and add-on revenues increased $2.8 million, partially offset by a $0.1 million decrease in Healthland's nonrecurring revenue. Related to Evident’s new system installation volumes, we went live with our Thrive EHR solution at nine new hospital clients during the three months ended September 30, 2017 (one of which was under a Cloud EHR arrangement, under which the related costs are all captured in the period of installation with the resulting revenue recognized ratably over the contractual term as the services are provided) compared to five during the three months ended September 30, 2016 (three of which were under a Cloud EHR arrangement), with a resulting revenue increase of $0.5 million. Evident’s add-on sales increased by $2.3 million due to installations related to meaningful use stage three compliance. These increases were partially offset by a decrease in nonrecurring Post-acute Care EHR revenues of $0.9 million, or 62%, compared with the three months ended September 30, 2016.
Recurring Acute Care EHR system sales and support revenues decreased $1.5 million, or 5.1%. Our recently acquired Healthland customer base contains a heavy concentration of calendar year-end support and maintenance renewal terms. As a result, the majority of the revenue impact related to Healthland attrition through 2016 customer support terminations did not materialize until the first quarter of 2017. Post-acute Care EHR recurring revenues remained relatively flat compared to the three months ended September 30, 2016.
TruBridge revenues increased 10.6%, or $2.2 million, from the three months ended September 30, 2016. Our hospital customers operate in an environment typified by rising costs and increased complexity and are increasingly seeking to alleviate themselves of the ever-increasing administrative burden of operating their own business office functions, resulting in an expanded customer base for our accounts receivable management services (increasing 8.5%, or $0.5 million). Our insurance services revenues increased 11.3%, or $0.5 million, as our recent acquisition of HHI exposes Rycan’s solutions to a broader and more robust sales channel. Our IT managed services revenues have increased 11.5%, or $0.3 million, as we continue to see increasing demand for remote hosting for our acute and post-acute care EHR solutions. Our medical coding services have increased 83.6%, or $0.8 million, as new key customers have been added. Our new data analytics service generated $0.1 million compared to none in 2016.
Costs of Sales. Total costs of sales decreased by 0.8%, or $0.3 million, from the third quarter of 2016. As a percentage of total revenues, costs of sales decreased from 49.3% in the third quarter of 2016 to 47.2% in the third quarter of 2017.
Costs of Acute Care EHR system sales and support decreased by 5.5%, or $1.0 million, from the three months ended September 30, 2016 primarily due to decreased payroll costs of $0.7 million, or 6.3%, as the realization of HHI acquisition synergies over the trailing twelve months have resulted in a decrease in associated headcount. In addition to the payroll synergies realized, non-payroll costs of sales related to Healthland decreased $1.7 million, or 47.7%, partially offset by a $1.1 million, or 143.2%, increase in Evident travel costs related to installations and a $0.2 million, or 77.7%, increase in stock compensation attributable to employees in the Acute Care EHR segment. As a result, the gross margin on Acute Care EHR system sales and support increased to 56.0% in the three months ended September 30, 2017 from 52.0% in the three months ended September 30, 2016.

Costs of Post-acute Care EHR system sales and support decreased by 33.5%, or $0.9 million, from the three months ended September 30, 2016, primarily due to decreased payroll costs of $0.6 million, or 37.2%, as the realization of HHI acquisition synergies over the trailing twelve months have resulted in a decrease in associated headcount. Decreases of $0.1 million each in third party software costs, hardware costs, and travel costs are due to the decreased installation volume mentioned above. Gross margin on Post-acute Care EHR systems sales and support increased to 68.5% in the three months ended September 30, 2017, from 59.2% in the three months ended September 30, 2016.
Our costs associated with TruBridge increased 14.5%, or $1.6 million, in the three months ended September 30, 2017 with the largest contributing factor being an increase in payroll and related costs of 17.4%, or $1.2 million, as a result of adding more employees during the trailing twelve months in order to support and develop our growing customer base and increase capacity in advance of anticipated future increases in demand. The gross margin on these services decreased to 43.7% in the three months ended September 30, 2017 from 45.6% in the three months ended September 30, 2016 as a result of the aforementioned headcount increases to support a growing customer base.
Product Development Costs. Product development costs consist primarily of compensation and other employee-related costs (including stock-based compensation) and infrastructure costs incurred, but not capitalized, for new product development and product enhancements. Product development costs increased 11.3%, or $0.9 million, from the three months ended September 30, 2016, as a result of increased headcount dedicated to functionality additions and enhancements across the product lines, as well as integration across product lines.
Sales and Marketing Expenses. Sales and marketing expense increased 23.7%, or $1.6 million, from the three months ended September 30, 2016, with the largest contributing factor being a $1.6 million increase in commission expense resulting from the aforementioned increase in Evident’s new system implementation volumes, including Cloud EHR arrangements and related revenues and continued bookings growth for TruBridge.
General and Administrative Expenses. General and administrative expenses decreased 11.8%, or $1.3 million, from the three months ended September 30, 2016, mostly as our three separate national user conferences held during the second and third quarters of 2016 were combined into a single national user conference across our entire customer base for 2017. This newly combined conference took place during the second quarter of 2017, resulting in a decrease in related expenses of $0.6 million for the three months ended September 30, 2017. Additionally, there was a $0.6 million decrease in employee health claims, a $0.3 million decrease in legal and accounting expense, and a $0.3 million decrease in utility expenses. These were partially offset by a $0.5 million increase in costs associated with the employer match portion of our defined contribution retirement plan resulting from changes to plan design to achieve better distribution of employer match throughout the year.
Amortization of Acquisition-Related Intangibles. Amortization expense associated with acquisition-related intangible assets remained relatively unchanged from the third quarter of 2016.
Total Operating Expenses. As a percentage of total revenues, total operating expenses increased to 44.5% in the third quarter of 2017 compared to 44.1% in the third quarter of 2016.
Total Other Income (Expense). Total other income (expense) increased from expense of $1.7 million during the three months ended September 30, 2016 to expense of $2.0 million during the three months ended September 30, 2017, as market conditions have resulted in increased interest rates paid on our variable-rate debt obligations.
Income Before Taxes. As a result of the foregoing factors, income before taxes increased by 41.9%, or $1.1 million, from the three months ended September 30, 2016.
Income Taxes. Our effective income tax rates for the three months ended September 30, 2017 and 2016 were 37.5% and 38.0%, respectively.
Net Income. Net income for the three months ended September 30, 2017 increased by $0.7 million to a net income of $2.3 million, or $0.17 per basic and diluted share, compared with net income of $1.6 million, or $0.12 per basic and diluted share, for the three months ended September 30, 2016. Net income represented 3.4% of revenue for the three months ended September 30, 2017, compared to 2.5% of revenue for the three months ended September 30, 2016.
Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016
Revenues. Total revenues for the nine months ended September 30, 2017 decreased 1.9%, or $3.9 million, compared to the nine months ended September 30, 2016.

System sales and support revenues, consisting of the Acute Care EHR and Post-acute Care EHR segments, decreased by 5.8%, or $8.3 million, from the nine months ended September 30, 2016. System sales and support revenues were comprised of the following for the nine months ended September 30, 2017 and September 30, 2016:

	Nine Months Ended
(In thousands)	September 30, 2017	September 30, 2016
Recurring system sales and support revenues (1)	99,679	103,194
Non-recurring system sales and support revenues (2)	33,584	38,335
Total system sales and support revenue	$133,263	$141,529

(1) Mostly comprised of support and maintenance, subscriptions, and SaaS revenues.

(2) Mostly comprised of installation revenues from the sale of our acute and post-acute care EHR solutions and related applications under a perpetual (non-subscription) licensing model.
Nonrecurring Acute Care EHR system sales and support revenues decreased $2.2 million, or 6.6%, as Evident’s new installation and add-on revenues increased $0.8 million, or 3.5%, partially offset by a decrease in the market for Healthland migrations from the legacy Classic platform to Healthland’s flagship Centriq platform. Related to Evident’s new system installation volumes, we went live with our Thrive EHR solution at 22 new hospital clients during the nine months ended September 30, 2017 (three of which were under a Cloud EHR arrangement) compared to 16 new hospital clients during the nine months ended September 30, 2016 (four of which were under a Cloud EHR arrangement), with a resulting revenue increase of $1.2 million. Evident’s add-on sales decreased by $0.4 million due to lower installation volumes of Emergency Department Information Systems and Thrive Provider EHR, partially offset by an increase in installations related to meaningful use stage three compliance. Platform migration opportunities for Healthland customers moving from Classic to Centriq are naturally decreasing over time as we have completed most migrations for this finite population, resulting in a $3.0 million, or 36.0%, decrease in nonrecurring revenues from our Healthland operations as we completed seven migrations and one new installation during the nine months ended September 30, 2016, compared to one migration and two new installations in the nine months ended September 30, 2017. These decreased installation revenues at Evident and Healthland have been coupled with decreased installations of AHT’s post-acute care EHR solution, resulting in a $2.6 million, or 48.4%, decrease in related revenues.
Recurring Acute Care EHR system sales and support revenues decreased $3.6 million, or 4.1%. Our recently acquired Healthland customer base contains a heavy concentration of calendar year-end support and maintenance renewal terms. As a result, the majority of the revenue impact related to Healthland attrition through 2016 customer support terminations did not materialize until the first quarter of 2017. Recurring Post-acute Care EHR system sales and support revenues have increased $0.1 million, or 0.7%, from the nine months ended September 30, 2016.
TruBridge revenues increased 7.2%, or $4.4 million, from the nine months ended September 30, 2016. The current environment has resulted in an expanded customer base for our private pay services (increasing 2.7%, or $0.3 million) and accounts receivable management services (increasing 6.2%, or $1.1 million). Our insurance services revenues have increased 11.8%, or $1.6 million, as our recent acquisition of HHI exposes Rycan’s solutions to a broader and more robust sales channel. Our IT managed services revenues have increased 16.0%, or $1.1 million, as we continue to see increasing demand for remote hosting for our acute and post-acute care EHR solutions. Our medical coding services have increased 39.1%, or $1.1 million, as new key customers have been added. These increases have been partially offset by a 17.6%, or $0.6 million, decrease in consulting revenues as ICD-10 related projects have decreased based on the related regulatory compliance deadline passing and decreased implementations of our Computerized Practitioner Order Entry (“CPOE”) and Physician Documentation applications have limited the related consulting opportunities.
Costs of Sales. Total costs of sales decreased by 6.1%, or $6.0 million, from the nine months ended September 30, 2016. As a percentage of total revenues, costs of sales decreased from 48.8% in the nine months ended September 30, 2016 to 46.7% in the nine months ended September 30, 2017.
Costs of Acute Care EHR system sales and support decreased by 11.6%, or $6.7 million, from the nine months ended September 30, 2016, primarily due to the realization of planned HHI acquisition synergies over the trailing twelve months coupled with naturally declining Healthland installation volumes, as previously discussed. As a result, the gross margin on Acute Care EHR system sales and support increased to 55.9% in the nine months ended September 30, 2017 from 52.5% in the nine months ended September 30, 2016.

Costs of Post-acute Care EHR system sales and support decreased by 23.2%, or $1.8 million, from the nine months ended September 30, 2016, primarily due to decreased payroll costs of $1.0 million, or 23.6%, as the realization of HHI acquisition synergies over the trailing twelve months have resulted in a decrease in associated headcount. Decreases of $0.4 million in hardware costs and $0.2 million in travel and third party software costs each are due to the decreased installation volume mentioned above. Gross margin on Post-acute Care EHR systems sales and support increased to 67.7% in the nine months ended September 30, 2017 from 63.0% in the nine months ended September 30, 2016.
Our costs associated with TruBridge increased 7.2%, or $2.4 million, with the largest contributing factor being an increase in payroll and related costs of 11.4%, or $2.4 million, as a result of adding more employees during the trailing twelve months in order to support and develop our growing customer base and increase capacity in advance of anticipated future increases in demand. The gross margin on these services remained flat at 44.6% in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.
Product Development Costs. Product development costs consist primarily of compensation and other employee-related costs (including stock-based compensation) and infrastructure costs incurred, but not capitalized, for new product development and product enhancements. Product development costs increased 16.1%, or $3.8 million, from the nine months ended September 30, 2016, as a result of increased headcount dedicated to functionality additions and enhancements across the product lines, as well as integration across product lines.
Sales and Marketing Expenses. Sales and marketing expense increased 14.4%, or $2.9 million, from the nine months ended September 30, 2016, with the largest contributing factor being a $2.5 million increase in commission expense resulting from the aforementioned increase in Evident’s new system implementation volumes and related revenues, including Cloud EHR arrangements, and continued bookings growth for TruBridge. Adding to the increased commission expense was an approximately $0.4 million increase in marketing program expenses due to more aggressive marketing of our family of community healthcare companies as we continue to mature our brand positioning after the HHI acquisition.
General and Administrative Expenses. General and administrative expenses decreased 18.8%, or $7.8 million, from the nine months ended September 30, 2016, primarily due to $8.1 million in HHI transaction costs incurred during the nine months ended September 30, 2016 with no such costs during the nine months ended September 30, 2017.
Amortization of Acquisition-Related Intangibles. Amortization expense associated with acquisition-related intangible assets increased by 3.0%, or $0.2 million, from the nine months ended September 30, 2016. This is due to seven additional days of amortization during the nine months ended September 30, 2017 due to the closing date of the HHI acquisition.
Total Operating Expense. As a percentage of total revenues, total operating expenses increased to 46.6% in the nine months ended September 30, 2017 compared to 46.1% in the nine months ended September 30, 2016.
Total Other Income (Expense). Total other income (expense) increased from expense of $4.7 million during the nine months ended September 30, 2016 to expense of $5.6 million during the nine months ended September 30, 2017, as market conditions have resulted in increased interest rates paid on our variable-rate debt obligations.
Income Before Taxes. As a result of the foregoing factors, income before taxes increased by 38.8%, or $2.2 million, from the nine months ended September 30, 2016.
Income Taxes. Our effective tax rate for the nine months ended September 30, 2017 decreased to 46.7% compared to 65.3% for the nine months ended September 30, 2016. During the nine months ended September 30, 2016, the identification of nondeductible facilitative transaction costs resulted in additional income tax expense of $1.4 million, increasing the period’s effective tax rate by 25.3%. During the nine months ended September 30, 2017, we experienced a shortfall tax expense related to restricted stock of $1.1 million that increased the effective tax rate by 14.0% due to the adoption of ASU 2016-09 as detailed in Note 15.
Net Income. Net income for the nine months ended September 30, 2017 increased by $2.2 million to a net income of $4.1 million, or $0.30 per basic and diluted share, compared with net income of $1.9 million, or $0.15 per basic and diluted share, for the nine months ended September 30, 2016. Net income represented 2.1% of revenue for the nine months ended September 30, 2017, compared to 1.0% of revenue for the nine months ended September 30, 2016.
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2017, our principal sources of liquidity consisted of cash and cash equivalents of $1.0 million and our remaining borrowing capacity under the Previous Revolving Credit Facility (as defined below) compared to $2.2 million of cash and cash equivalents as of December 31, 2016. As noted previously, we completed our acquisition of HHI in January 2016. In conjunction with the acquisition, we entered into a syndicated credit agreement (the "Previous Credit Agreement"), described further below, with Regions Bank ("Regions") serving as administrative agent, which provided for a $125 million term loan facility (the "Previous Term Loan Facility") and a $50 million revolving credit facility (the "Previous Revolving Credit Facility" and, together with the Previous Term Loan Facility, the "Previous Credit Facilities"). The cash portion of the purchase price for our acquisition of HHI was primarily funded by the $125 million Previous Term Loan Facility and $25 million borrowed under the Previous Revolving Credit Facility. As of September 30, 2017, we had $146.2 million in principal amount of indebtedness outstanding under the Previous Credit Facilities.
On October 13, 2017, we entered into a Second Amendment (the "Amendment") to the existing Credit Agreement (the "Amended Credit Agreement"), dated as of January 8, 2016, to refinance and decrease the aggregate committed size of the credit facilities from $175 million to $162 million, which includes a $117 million term loan facility (the "Amended Term Loan Facility") and a $45 million revolving credit facility (the "Amended Revolving Credit Facility" and, together with the Amended Term Loan Facility, the "Amended Facilities").
We believe that our cash and cash equivalents of $1.0 million as of September 30, 2017, the future operating cash flows of the combined entity, and our remaining borrowing capacity under the Amended Revolving Credit Facility of $14.8 million as of October 13, 2017 (our remaining borrowing capacity prior to the Amendment was $20.9 million as of September 30, 2017), taken together, provide adequate resources to fund ongoing cash requirements for the next twelve months. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of filing of this Form 10-Q. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.
Operating Cash Flow Activities
Net cash provided by operating activities increased $20.9 million, from $2.6 million used in operations for the nine months ended September 30, 2016 to $18.3 million provided by operations for the nine months ended September 30, 2017. This increase is primarily due to the aforementioned $2.2 million increase in net income and more cash-advantageous changes in working capital. During the first nine months of 2016, we invested heavily in improving the working capital of the HHI entities post-acquisition in order to normalize the aging of vendor payables and improve acquired vendor relationships, resulting in a combined cash outflow of $11.9 million during the first nine months of 2016. Comparatively, the timing of vendor payments during the first nine months of 2017 resulted in expansion of these liabilities and a resulting benefit to cash flows of $4.8 million, for a total beneficial swing in cash flows from these working capital components of $16.8 million.
Additionally, our acquisition of HHI in January 2016 included significant deferred revenue balances, the amortization of which benefited revenues during the first nine months of 2016 with no corresponding cash benefit. Conversely, deferred revenue balances grew during the nine months ended September 30, 2017 due to a high volume of advance billings for third party subscriptions, providing cash benefits with no related revenue impact. These deferred revenue dynamics alone resulted in a $14.1 million improvement in cash flows as displayed in the condensed consolidated statement of cash flows.
These cash flow improvements have been partially offset by an increasing level of customer financing arrangements for the purchase of our EHR systems. The first nine months of 2017 saw financing receivables expand by $8.4 million compared to a $1.3 million contraction during the first nine months of 2016.
Investing Cash Flow Activities
Net cash used in investing activities decreased to $0.5 million in the nine months ended September 30, 2017 from $151.8 million used during the nine months ended September 30, 2016. We utilized cash (net of cash acquired) of $162.6 million for the acquisition of HHI during the nine months ended September 30, 2016, partially offset by sales of investments in available-for-sale securities of $10.9 million during this period. We do not anticipate the need for significant capital expenditures during the remainder of 2017.
Financing Cash Flow Activities
During the nine months ended September 30, 2017, our financing activities used net cash of $19.1 million, as we paid $11.4 million in long term debt principal and we declared and paid dividends in the amount of $10.3 million. Financing cash flow activities provided $133.1 million during the nine months ended September 30, 2016, primarily due to the proceeds of the aforementioned credit facility of $156.6 million partially offset by $21.8 million cash paid in dividends.

We believe that paying dividends is an effective way of providing an investment return to our stockholders and a beneficial use of our cash. However, the declaration of dividends by CPSI is subject to compliance with the terms of our Amended Credit Agreement and the discretion of our Board of Directors which may decide to change or terminate the Company's dividend policy at any time. The fixed dividend declared on November 2, 2017, which decreased the dividend to $0.10 per share, marks a change from the Company's previous variable dividend policy, announced on August 4, 2016. The revised dividend policy, along with improved pricing under the Amended Credit Facilities, are consistent with our goal of achieving a target leverage ratio of 2.5x in 2018. Our Board of Directors will continue to take into account such matters as general business conditions, capital needs, our financial results and such other factors as our Board of Directors may deem relevant.
Credit Agreement
As noted above, in conjunction with our acquisition of HHI in January 2016, we entered into the Previous Credit Agreement which provided for the $125 million Previous Term Loan Facility and the $50 million Previous Revolving Credit Facility. As of September 30, 2017, we had $117.2 million in principal amount outstanding under the Previous Term Loan Facility and $29.1 million in principal amount outstanding under the Previous Revolving Credit Facility. On October 13, 2017, the Company entered into the Amendment to refinance and decrease the aggregate committed size of the credit facilities from $175 million to $162 million, which includes the $117 million Amended Term Loan Facility and the $45 million Amended Revolving Credit Facility. As of October 13, 2017, we had $117 million in principal amount outstanding under the Amended Term Loan Facility and $30.2 million outstanding under the Amended Revolving Credit Facility. In addition to decreasing the aggregate size of the credit facilities, and as described in more detail below, the Amendment:
•extends the maturity date of the credit facilities to October 13, 2022;
•increases the maximum consolidated leverage ratio with which CPSI must comply;
•decreases the interest rates for LIBOR rate loans and base rate loans and the letter of credit fee;
•decreases the commitment fee; and

•	temporarily increases the percentage of excess cash flow (minus certain specified other payments ) that must be used to prepay the credit facilities.
Each of the Previous Term Loan Facility and the Previous Revolving Credit Facility (together, the "Previous Facilities") bore interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted LIBOR rate for the relevant interest period, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate plus one percent per annum, or (3) a combination of (1) and (2). The applicable margin ranged from 2.25% to 3.50% for LIBOR loans and 1.25% to 2.50% for base rate loans, in each case based on our consolidated leverage ratio (as defined in the Credit Agreement). Interest on the outstanding principal of the Previous Term Loan Facility and interest on borrowings under the Previous Revolving Credit Facility was payable on the last day of each month, in the case of each base rate loan, and on the last day of each interest period (but no less frequently than every three months), in the case of LIBOR loans. Principal payments on the Previous Term Loan Facility were due on the last day of each fiscal quarter beginning March 31, 2016, with quarterly principal payments of approximately $0.8 million in 2016, approximately $1.6 million in 2017, approximately $2.3 million in 2018, approximately $3.1 million in 2019 and approximately $3.9 million in 2020, with the remainder due at maturity on January 8, 2021 or such earlier date as the obligations under the Previous Credit Agreement become due and payable pursuant to the terms of the Credit Agreement (the “Previous Maturity Date”).
The Revolving Credit Facility included a $5 million swingline sublimit, with swingline loans bearing interest at the alternate base rate plus the applicable margin. Any principal outstanding under the Previous Revolving Credit Facility was due and payable on the Previous Maturity Date.
Each of the Amended Facilities continues to bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted LIBOR rate for the relevant interest period, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate plus one percent per annum, or (3) a combination of (1) and (2). The applicable margin range for LIBOR loans and the letter of credit fee ranges from 2.00% to 3.50%. The applicable margin range for base rate loans ranges from 1.00% to 2.50%, in each case based on the Company's consolidated leverage ratio.
Principal payments with respect to the Amended Term Loan Facility will be due on the last day of each fiscal quarter beginning December 31, 2017, with quarterly principal payments of approximately $1.46 million through September 30, 2019, approximately $2.19 million through September 30, 2021 and approximately $2.93 million through September 30. 2022, with the maturity on October 13, 2022 or such earlier date as the obligations under the Amended Credit Agreement become due and payable pursuant to the terms of the Amended Credit Agreement (the "Amended Maturity Date"). Any principal outstanding under the Amended Revolving Credit Facility is due and payable on the Amended Maturity Date.
Both the Previous Facilities and Amended Facilities are secured pursuant to a Pledge and Security Agreement, dated January 8, 2016, among the parties identified as obligors therein and Regions, as collateral agent (the “Security Agreement”), on a first priority basis by a security interest in substantially all of the tangible and intangible assets (subject to certain exceptions) of the Company and certain subsidiaries of the Company, as guarantors (collectively, the “Subsidiary Guarantors”), including certain registered intellectual property and the capital stock of certain of the Company’s direct and indirect subsidiaries. Our obligations under the Credit Agreement are also guaranteed by the Subsidiary Guarantors.
The Previous Credit Agreement provided incremental facility capacity of $50 million, subject to certain conditions. The Amended Credit Agreement provides incremental facility capacity of $45 million, subject to certain conditions. Both the Previous and Amended Credit Agreements include a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. Both the Previous and Amended Credit Agreements require the Company to maintain a minimum fixed charge coverage ratio of 1.25:1.00 throughout the duration of such agreement. Under the Previous Credit Agreement, the Company was required to comply with a maximum consolidated leverage ratio of 3.50:1.00 through September 30, 2017, 3.00:1.00 from October 1, 2017 through September 30, 2018, and 2.50:1.00 thereafter. The Amended Credit Agreement increased the maximum consolidated leverage ratio with which the Company must comply to 3.95:1.00 through December 31, 2017 and 3.50:1.00 from January 1, 2018 and thereafter. The Previous and Amended Credit Agreements also contain customary representations and warranties, affirmative covenants and events of default. We believe that we were in compliance with the covenants contained in the Previous Credit Agreement as of September 30, 2017.
The Previous Credit Agreement required the Company to mandatorily prepay the Previous Facilities with (i) 100% of net cash proceeds from certain sales and dispositions, subject to certain reinvestment rights, (ii) 100% of net cash proceeds from certain issuances or incurrences of additional debt, (iii) 50% of net cash proceeds from certain issuances or sales of equity securities, subject to a step down to 0% if the Company’s consolidated leverage ratio was no greater than 2.50:1.0, and (iv) beginning with the fiscal year ending December 31, 2016, 50% of excess cash flow (minus certain specified other payments), subject to a step down to 0% of excess cash flow if the Company’s consolidated leverage ratio was no greater than 2.50:1.0. The mandatory prepayment requirements remain the same under the Amended Credit Agreement, except that the Company must prepay the Amended Facilities with (i) 75% of excess cash flow (minus certain specified other payments) during each of the fiscal years ending December 31, 2017 and December 31, 2018 and (ii) 50% of excess cash flow (minus certain specified other payments) during the fiscal year ending December 31, 2019 and thereafter. The Company was permitted to voluntarily prepay the Previous Facilities and is permitted to voluntarily prepay the Amended Facilities at any time without penalty, subject to customary “breakage” costs with respect to prepayments of LIBOR rate loans made on a day other than the last day of any applicable interest period.
Backlog
Backlog consists of revenues we reasonably expect to recognize over the next twelve months under existing contracts. The revenues to be recognized may relate to a combination of one-time fees for system sales and recurring fees for support and maintenance and TruBridge services. As of September 30, 2017, we had a total backlog of approximately $41.0 million in connection with non-recurring system purchases and approximately $219.6 million in connection with recurring payments under support and maintenance contracts, Cloud EHR contracts, and TruBridge services. As of September 30, 2016, we had a twelve-month backlog of approximately $16.6 million in connection with non-recurring system purchases and approximately $211.7 million in connection with recurring payments under support and maintenance contracts and TruBridge services.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements, as defined by Item 303(a)(4) of SEC Regulation S-K, as of September 30, 2017.
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
In our Annual Report on Form 10-K for the year ended December 31, 2016, we identified our critical accounting polices related to revenue recognition, allowance for doubtful accounts, allowance for credit losses, and estimates. There have been no significant changes to these critical accounting policies during the nine months ended September 30, 2017.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk relates primarily to the potential change in the British Bankers Association London Interbank Offered Rate ("LIBOR"). We had $146.2 million of outstanding borrowings under our Previous Facilities with Regions Bank at September 30, 2017. The Previous Term Loan Facility and Previous Revolving Credit Facility bore interest at a rate per annum equal to an applicable margin plus (1) the Adjusted LIBOR rate for the relevant interest period, (2) an alternate base rate determined by reference to the greatest of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate plus one percent per annum, or (3) a combination of (1) and (2). Accordingly, we were exposed to fluctuations in interest rates on borrowings under the Previous Credit Facilities. A one hundred basis point change in interest rate on our borrowings outstanding under the Previous Credit Facilities as of September 30, 2017 would have resulted in a change in interest expense of approximately $1.4 million annually.
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
Except as noted in the preceding paragraphs, there were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.1
Second Amendment, dated as of October 13, 2017, by and among Computer Programs and Systems, Inc., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated October 13, 2017 and incorporated herein by reference)

10.2
Side Letter, dated as of October 26, 2017, related to Second Amendment to Credit Agreement, by and between Regions Bank, as administrative agent and collateral agent, and Computer Programs and Systems, Inc. (filed as Exhibit 10.2 to CPSI’s Amended Current Report on Form 8-K/A dated October 13, 2017 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Form 10-Q for the period ended September 30, 2017

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Date: November 7, 2017	By:	/s/ J. Boyd Douglas
J. Boyd Douglas
President and Chief Executive Officer

Date: November 7, 2017	By:	/S/ Matt J. Chambless
Matt J. Chambless
Chief Financial Officer

Exhibit Index

No.	Exhibit

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3 to CPSI’s Current Report on Form 8-K dated October 28, 2013 and incorporated herein by reference)

10.1
Second Amendment, dated as of October 13, 2017, by and among Computer Programs and Systems, Inc., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated October 13, 2017 and incorporated herein by reference)

10.2
Side Letter, dated as of October 26, 2017, related to Second Amendment to Credit Agreement, by and between Regions Bank, as administrative agent and collateral agent, and Computer Programs and Systems, Inc. (filed as Exhibit 10.2 to CPSI’s Amended Current Report on Form 8-K/A dated October 13, 2017 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Form 10-Q for the period ended September 30, 2017