Form 10-K
period 2017-12-31
COMPUTER PROGRAMS & SYSTEMS INC
filed 2018-03-14
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant at June 30, 2017 was $272,103,191.
As of March 12, 2018, the registrant had outstanding 14,085,989 shares of its common stock.
DOCUMENTS INCORPORATED BY REFERENCE IN THIS FORM 10-K:
Portions of the definitive Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this report to the extent described herein.

*	Portions of the definitive Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this report to the extent described herein.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified generally by the use of forward-looking terminology and words such as "expects," "anticipates," "estimates," "believes," "predicts," "intends," "plans," "potential," "may," "continue," "should," "will" and words of comparable meaning. Without limiting the generality of the preceding statement, all statements in this Annual Report relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and future financial results are forward-looking statements. We caution investors that any such forward-looking statements are only predictions and are not guarantees of future performance. Certain risks, uncertainties and other factors may cause actual results to differ materially from those projected in the forward-looking statements. Such factors may include:

•
overall business and economic conditions affecting the healthcare industry, including the effects of the federal healthcare reform legislation enacted in 2010, and implementing regulations, on the businesses of our hospital customers;

•
government regulation of our products and services and the healthcare and health insurance industries, including changes in healthcare policy affecting Medicare and Medicaid reimbursement rates and qualifying technological standards;

•	changes in customer purchasing priorities, capital expenditures and demand for information technology systems;

•	saturation of our target market and hospital consolidations;

•	general economic conditions, including changes in the financial and credit markets that may affect the availability and cost of credit to us or our customers;

•	our substantial indebtedness, and our ability to incur additional indebtedness in the future;

•	our potential inability to generate sufficient cash in order to meet our debt service obligations;

•	restrictions on our current and future operations because of the terms of our senior secured credit facilities;

•	market risks related to interest rate changes;

•	competition with companies that have greater financial, technical and marketing resources than we have;

•	failure to develop new technology and products in response to market demands;

•	failure of our products to function properly resulting in claims for medical and other losses;

•	breaches of security and viruses in our systems resulting in customer claims against us and harm to our reputation;

•	failure to maintain customer satisfaction through new product releases free of undetected errors or problems;

•	interruptions in our power supply and/or telecommunications capabilities, including those caused by natural disaster;

•	our ability to attract and retain qualified client service and support personnel;

•	failure to properly manage growth in new markets we may enter;

•	misappropriation of our intellectual property rights and potential intellectual property claims and litigation against us;

•	changes in accounting principles generally accepted in the United States of America;

•	significant charge to earnings if our goodwill or intangible assets become impaired; and

•	fluctuations in quarterly financial performance due to, among other factors, timing of customer installations.
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
Overview
Computer Programs and Systems, Inc ("we," "CPSI" or the "Company"), founded in 1979, is a leading provider of healthcare solutions and services for community hospitals and post-acute care facilities. CPSI offers its products and services through four wholly-owned companies - Evident, LLC ("Evident"), TruBridge, LLC ("TruBridge"), Healthland Inc. ("Healthland"), and American HealthTech, Inc. ("AHT"). Our family of companies is focused on improving the health of the communities we serve, connecting communities for a better patient care experience, and improving the financial operations of our clients. The individual contributions of each of these companies towards this combined focus are as follows:

•	Evident, formed in April 2015, provides a comprehensive acute care electronic health record ("EHR") solution, Thrive, and related services for community hospitals and their physician clinics.

•	Healthland provides a comprehensive acute care EHR solution, Centriq, and related services for community hospitals and their physician clinics.

•
TruBridge focuses on providing business management, consulting, and managed IT services, along with its complete revenue cycle management ("RCM") solution for all care settings, regardless of their primary healthcare information solutions provider.

•	AHT provides a comprehensive post-acute care EHR solution and related services for skilled nursing and assisted living facilities.
Our companies currently support approximately 1,100 acute care facilities and approximately 3,500 post-acute care facilities with a geographically diverse customer mix within the domestic community healthcare market. The Company has a limited presence in the international healthcare IT marketplace, with one client in the Caribbean nation of St. Maarten.
Our target market for our acute care solutions includes community hospitals with 200 or fewer acute care beds. Our primary focus within this defined target market is on hospitals with 100 or fewer beds, which comprise approximately 94% of our acute care hospital EHR customer base. Our target market for our TruBridge services includes community hospitals with 300 or fewer acute care beds. The target market for our post-acute care solutions consists of over 15,000 long-term and skilled nursing facilities. During 2017, we generated revenues of $276.9 million from the sale of our products and services.
Industry Dynamics
The healthcare industry is the largest industry in the United States economy, comprising approximately 17.9% of the U.S. gross domestic product in 2016 according to the Centers for Medicare and Medicaid Services ("CMS"). CMS estimates that by fiscal 2026, total U.S. healthcare spending will reach $5.7 trillion, or 19.7% of the estimated U.S. gross domestic product.
Hospital services represents one of the largest categories of total healthcare expenditures, comprising approximately 32.4% of total healthcare expenditures in 2016 according to the CMS. According to the American Hospital Association’s AHA Hospital Statistics, 2018 Edition, there are approximately 3,500 community hospitals in the United States that are in our target market of hospitals with 200 or fewer beds, with approximately 2,600 of those in our primary area of focus of 100 or fewer acute care beds. In addition, there is a market of small specialty hospitals that focus on discrete medical areas such as surgery, rehabilitation and long-term acute care.
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
Changing Economic Dynamics. The economy of the healthcare industry, although not immune to general macroeconomic conditions, is heavily impacted by legislative and regulatory initiatives of the federal and state governments. These legislative and regulatory initiatives have a particularly significant impact on our customer base, as community hospitals typically generate a significant portion of their revenues from beneficiaries of the Medicare and Medicaid programs. Consequently, even small changes in these federal and state programs have a disproportionately larger effect on community hospitals as compared to larger facilities where greater portions of their revenues are typically generated from beneficiaries of private insurance programs. Medicare and Medicaid funding and reimbursements fluctuate year to year and, with the growth in healthcare costs, will continue to be scrutinized as the federal and state governments attempt to control the costs and growth of the program. The Medicaid program, which is a federal/state program managed by the individual states and dependent in part on funding from the states, also continues to experience funding issues due to the increasing cost of healthcare and limited state revenues.
Mandatory cuts in federal spending resulting from the Budget Control Act of 2011 (the "Budget Control Act") became effective in March 2013. Although Medicaid is specifically exempted from the cuts mandated by the legislation, the Budget Control Act includes a reduction of up to 2% in federal Medicare spending, which has been achieved by reduced reimbursements to healthcare providers. Additionally, the Patient Protection and Affordable Care Act, more commonly referred to as the Affordable Care Act (the "ACA"), has put into effect a number of provisions designed to reduce Medicare and Medicaid program spending by significant amounts. As the federal government seeks in the future to further limit deficit spending due to fiscal restraints, it will likely continue to cut entitlement spending programs such as Medicare and Medicaid matching grants, which will place further cost pressures on hospitals and other healthcare providers. Furthermore, federal and state budget shortfalls could lead to potential reductions in funding for Medicare and Medicaid. Further reductions in reimbursements from Medicare and Medicaid could lead to hospitals postponing expenditures on information technology.
While legislative and regulatory initiatives are placing significant pressure on Medicare and Medicaid reimbursements, our customer base of community hospitals is also likely faced with increases in demand for Medicare and Medicaid services. We expect that the demand for Medicare and Medicaid services will increase for the foreseeable future due to the growing number of people born during the post-World War II baby boom that are becoming eligible for Medicare benefits at age 65, as well as states electing to expand Medicaid coverage under the provisions of the ACA. The challenges posed by this dual-threat of increased demand for Medicare and Medicaid services and downward pressure on reimbursements are further complicated by the shift away from volume-based reimbursement towards value-based reimbursement, linking reimbursement to quality measurements and outcomes.
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
The American Recovery and Reinvestment Act of 2009. In 2009, the U.S. federal government enacted the American Recovery and Reinvestment Act (the "ARRA"), which included the Health Information Technology for Economic and Clinical Health Act ("HITECH"). HITECH authorized the EHR incentive program, which provided significant incentive funding to physicians and hospitals that can prove they have adopted and are appropriately using technology such as our EHR solutions. The level to which healthcare providers must prove they are effectively utilizing such solutions in order to qualify for these incentives is measured through an escalating criteria designated as "meaningful use." As a result of our obtaining the required certifications and our track record with our hospital customers successfully achieving meaningful use, the ARRA continues to have a positive impact on our business and the businesses of the community hospitals that comprise our target market.
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
Our Solutions
We have tailored information technology solutions that effectively address the specific needs of small and midsize hospitals. Due to their smaller operating budgets, community hospitals have limited financial and human resources to operate manual or inefficient information systems. However, these hospitals are expected to achieve the same quality of care and regulatory compliance as larger hospitals, placing them in a particularly difficult operating environment. These pressures on the operating environments of community hospitals were increased with the passage of the ARRA in 2009 which, in addition to providing incentives to healthcare providers to achieve meaningful use of EHR, has resulted in lowered Medicare payment levels for healthcare providers that have yet to achieve meaningful use of EHR.
We believe that our information technology solutions meet these challenges facing community hospitals by providing fully integrated, enterprise-wide and ARRA-certified medical information systems and services that are compliant with the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and that collect, process, retain and report data in the primary functional areas of a hospital, from patient care to clinical processing to administration and accounting. As a key component of our complete solutions, we provide ongoing customer service through regular interaction with clients, client user groups and extensive client support. Further, through our wholly-owned subsidiary, TruBridge, we offer business management, consulting and managed IT services, along with its full RCM solution, that allow our acute and post-acute care clients to outsource all or just a portion of the revenue cycle function. Consulting and other services help clients avoid some of the fixed costs of a business office and leverage our expertise and resources in helping them identify their IT objectives, define the best way to meet those requirements and manage the resulting projects and associated technologies. As a result, we are capable of providing a single-source solution to healthcare organizations, making us a partner in their initiatives to improve operations and medical care.
Our clients continually communicate with us through our support teams and through organized user groups, allowing us to continue to provide state-of-the-art solutions that meet their specific needs. By remaining sensitive and responsive to the ever-changing demands of our clients and regularly updating our products, we believe that we provide information technology solutions that meet the needs of community hospitals. Our business has continued to grow because we have successfully provided fully integrated, enterprise-wide information systems that allow community hospitals to improve operating effectiveness, reduce costs and improve the quality of patient care.
In January 2013, we formed TruBridge as a wholly-owned subsidiary focusing exclusively on providing business management, consulting and managed IT services to community healthcare organizations. While our traditional client base for these services has been those community healthcare organizations who have selected CPSI as their single-source healthcare information solutions provider, the formation of TruBridge has allowed for an improved focus of our marketing and service delivery resources and has assisted us in expanding the client base for these service offerings to all community healthcare organizations, regardless of their primary healthcare information solutions provider.
In April 2015, we announced the formation of Evident, a wholly-owned subsidiary of CPSI. Evident provides EHR solutions previously sold under the CPSI name as well as an expanded range of offerings specifically targeting community healthcare organizations. Our objectives with the creation of Evident are to further differentiate our system and support offerings in our core target market, broaden the positioning of our EHR solution and offer a new range of solutions to address current and upcoming needs of community healthcare providers. With the formation of Evident came the introduction of our EHR solution under the name Thrive and our unique collaborative support model under the name LikeMind.
January 2016 marked an important milestone for CPSI, as we announced the completion of our acquisition of Healthland Holding Inc. ("HHI"), the first major acquisition in the Company's history. The acquisition of HHI and its wholly-owned subsidiaries:

•	has strengthened our position in providing healthcare information systems to community healthcare organizations through the addition of Healthland;

•	introduced CPSI to the post-acute market through the addition of AHT; and

•	expanded the products and capabilities of TruBridge through the addition of Rycan and its suite of RCM products.

Strategy
Our objective is to continue to increase our share of the EHR and healthcare services markets for community healthcare providers. The healthcare industry is in the midst of transitioning its focus from EHR implementations as a result of meaningful use to EHR optimization, value-based reimbursement, care coordination and interoperability. Our strategy is to position our services and solutions with community healthcare providers so that they are able to respond to these changes positively by enabling them to improve community health and connect providers and patients within the community and with other communities, while improving financial operations. We intend to leverage several strengths to accomplish this goal.
Market Share/Scale
Our solutions and services are used by approximately 1,100 facilities which represents approximately 26% of all inpatient acute care community hospitals nationally and approximately 31% of the market of community hospitals with 200 or fewer beds. Our post-acute care EHR is used by approximately 3,500 skilled nursing facilities, which represents an approximately 23% market share. In 2015, our EHRs addressed more than 18 million patient encounters. We believe the size of our client base and scale of our development and client support resources is a positive factor for community healthcare providers looking for a long term partner with a proven track record in meeting the unique needs of community healthcare.
EHR Solutions Across the Care Continuum
Our EHR solutions address the entire continuum of care, with systems that address the three primary care settings: ambulatory care, inpatient acute care and post-acute care. This enables providers to coordinate patient care across the major settings where care is delivered. New payment models in both the government and private payer sectors are focused on payment for delivering quality outcomes and keeping patients well while still delivering financial efficiencies. These financial efficiencies are realized through the elimination of duplicate tests performed in different care settings as well as providing timely access to clinical information from other care settings, when making diagnostic decisions. Having integrated solutions across the care continuum facilitates this process for providers and healthcare organizations.
Solutions and Services to Address Value-Based Reimbursement
With the continued emphasis on value-based reimbursement models, data analytics has become a critical tool for community healthcare providers to enable them to shift from reactive to proactive care delivery. We currently offer business intelligence as the first facet of a three-phase approach to analytics solutions, which we plan to expand to include predictive and prescriptive analytics. Because of the complexity inherent in data analytics, we will provide services to healthcare providers to assist them with certain aspects of data modeling and data analysis.
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
Focus on the Financial Health of Community Healthcare Providers
Given the ongoing transition to value-based reimbursement models, community healthcare providers are under more financial pressure than ever before. Our accounts receivable management services incorporate proven workflow and processes as well as industry leading revenue cycle management tools. A new aspect of many current payment models is an increasing shift of the financial burden to the patient. Community hospitals typically underperform in private pay collections because of the nature of community healthcare but cannot afford to forego the patient portion of contributions. Through our private pay services, providers can bring in much needed private pay receipts without alienating the local community.
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
In an effort to expand revenue streams outside our traditional models, we have partnered with Caravan Health to form the CPSI ACOs powered by Caravan Health. Accountable Care Organizations ("ACOs") are groups of healthcare providers who come together voluntarily to give coordinated high quality care to Medicare patients. ACOs are seeing increased popularity in the US healthcare market due to the Medicare Access and CHIP Reauthorization Act of 2015 ("MACRA"). MACRA is a quality payment model adopted in 2015 to replace the Sustainable Growth Rate model for paying physicians for treating Medicare patients. Under MACRA, providers are required over time to move to Advance Alternative Payment Models that measure quality and savings and then reimburse providers on those factors based on how they compare on a percentage basis with other providers nationally. Caravan Health has an industry leading track record in establishing successful ACOs that participate in the Medicare Shared Savings Program. CPSI has partnered with Caravan to establish ACOs specific to community providers. CPSI partners with Caravan to provide services to the ACOs at a reduced rate in return for a percentage share of the savings that are returned to the providers through their successful participation in the Medicare Shared Savings program. Not only does this represent a potential on-going income stream to CPSI, but it also contributes to the overall financial health of the healthcare providers in the community as well.
Our Products and Services
Acute Care Software Systems
Through our wholly-owned subsidiaries, Evident and Healthland, we offer healthcare information technology solutions specifically designed to cater to the specific needs of community hospital organizations.
Evident
Formed in April 2015, Evident provides EHR solutions previously sold under the CPSI name as well as an expanded range of offerings targeted specifically at community healthcare organizations. With the formation of Evident came the introduction of our EHR solution under the name Thrive, through which we offer a full array of software applications designed to streamline the flow of information to the primary functional areas of community hospitals using one fully integrated system. We intend to continue to enhance our existing software applications and develop new applications as required by evolving industry standards and the changing needs of our clients. Pursuant to our client support agreements, we provide our clients with software enhancements and upgrades periodically on a when-and-if-available basis. See "Support and Maintenance Services." These enhancements enable each client, regardless of its original installation date, to have the benefit of the most advanced Evident products available. Evident's software applications within Thrive:

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
Due to the integrated nature of Thrive, our software applications are not marketed as distinct products and our sales force attempts to sell all applications to each client as a single product. New clients must purchase from us the core applications of patient management and financial accounting and all hardware necessary to run these applications. In addition to the core applications, clients may also purchase one or more of our clinical, patient care and enterprise applications. Over two-thirds of our Thrive clients have purchased a combination of applications that meet their enterprise-wide information technology needs.
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

•
Clinical. Our clinical software automates record keeping and reporting for many clinical functions including laboratory, radiology, physical therapy, respiratory care and pharmacy. These products eliminate tedious paperwork, calculations and written documentation while allowing for easy retrieval of patient data and statistics. Our clinical software applications include: Laboratory Information Systems, Laboratory Instrument Interfaces, Radiology Information Systems, ImageLink Picture Archiving and Communication System (PACS), Physical Therapy and Respiratory Care, and Pharmacy.

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

Healthland
Our acquisition of HHI in January 2016 introduced the products and services of Healthland to our already broad suite of EHR product offerings provided through Evident. Healthland currently has two platforms that make up its collective EHR offering, primarily serving community hospitals with 50 or fewer beds across the United States. Details regarding each platform are as follows:
Healthland Centriq
This web-based EHR platform was brought to market in 2011 as a next-generation alternative solution to Healthland Classic and serves as Healthland’s primary meaningful use ("MU") compliant platform for community hospitals. The Centriq platform is designed to be an intuitive user interface that is easy for clinicians to use and attractive to both patients and clinicians. Additionally, as a web-based platform, users are able to connect to the system from any device that is connected to the Internet. Ease of use combined with Centriq’s ability to centralize data from various care areas, including Long Term Care, Home Health, and Ambulatory settings, provides the end user with a powerful tool to view past and present patient information with ease. Healthland EHR platforms have achieved a 99.0% attestation rate among its clients. Key Centriq capabilities include:

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
Healthland Classic
Healthland’s original EHR platform, Classic, was designed specifically for both community hospitals and post-acute care facilities. In 2013 and 2014, Healthland upgraded Classic to be MU Stage 2 compliant, but has since announced to its clients that Classic will not be made MU Stage 3 compliant.
During 2017, we notified all remaining Classic clients of our intent to sunset the solution effective November 1, 2019, after which time we will no longer provide related software application support. Prior to this announcement, the majority of Classic clients had already completed the migration to another platform.
Beyond inpatient EHR, Healthland offers a suite of integrated applications for managing operations, resources, and people, in addition to ambulatory information management solutions. Such products include:

•	Financial Accounting. A hospital financial accounting management solution that helps community hospitals gain better insight and perspective on their costs.

•	Patient Management. An accounting system to better manage patient information and automate the hospital billing process.

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

Acute Care Support and Maintenance Services
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

Healthland
Effective learning tools are a key factor in successful EHR adoption and allowing clients to get the most out of a software investment. Therefore, Healthland’s support approach, which focuses on learning and training, is a cornerstone to the Healthland “total solution” and a key competitive differentiator. The Healthland support offering also addresses some of the unique needs of community hospitals - limited resources and staff with cross-department responsibilities and budget and time constraints - all of which require a customized approach to training and support including:

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

Post-acute Care Support and Maintenance Services
AHT’s comprehensive and integrated solution set is backed by on-going training and support by AHT to ensure that clients can maximize their software investment. This is demonstrated by:

•
Experienced and Dedicated Support Representatives. Seasoned experts assigned to each client site that not only understand the challenges in the post-acute care industry, but know how to best address them. This includes proactive education on the key regulatory changes and requirements before they impact business operations.

•	Client Portal and Training. Instant, on-line access to the most up-to-date industry information impacting long-term care, plus a vast array of product training opportunities.

•	Client Enhancement Council. Access to a community of peers along with a robust set of resources and knowledge to help clients get the most out of their AHT investment.

•
Annual Client Symposium. An opportunity for clients to share best practices, gain industry insight on key topics impacting post-acute care providers, network with peers, and learn more about current and future AHT product and service offerings.

TruBridge - Business Management, Consulting, and Managed Information Technology Services
We offer complementary services through TruBridge, our wholly-owned subsidiary, which can be grouped into the following categories:

•	Business Management Services

•	Consulting Services

•	Managed Information Technology Services
A brief description of each of these categories of services is as follows:

•
Business Management Services. Our business management services span a healthcare enterprise’s revenue cycle and provide clients with a strong alternative to in-house operations. These services leverage our deep service and technology experience and are designed to allow clients to streamline their administrative staffing while improving operational efficiencies. Our business management services include the following service offerings: Electronic Billing, Insurance Services, Statement Processing, Accounts Receivable Management, Payroll Processing, and Contract Management.

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

•
Managed Information Technology ("IT") Services. Our managed IT services provide a range of services designed to meet the IT needs of community healthcare enterprises. The pace of technological change can be overwhelming. Our services allow clients to affordably maintain an advanced IT infrastructure, meet regulatory requirements, and reduce risk. Our managed IT services include the following service offerings: Cloud Computing, Internet Service Provider, Managed Network Services, Server and Storage Management, Desktop Support, Communications Solutions, Connectivity Solutions, Security Services, and Data Center Services.

Our acquisition of HHI in January 2016 also introduced the products and services of Rycan, a leading provider of SaaS-based healthcare RCM solutions. Following the acquisition, and due to the versatility of healthcare RCM solutions, CPSI has integrated Rycan's solution set into the respective EHRs for Evident, Healthland, and AHT and integrated all of Rycan's complementary services into the TruBridge suite of service offerings.
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

For additional details on our products, service, and support offerings, visit www.evident.com (Evident), www.healthland.com (Healthland), www.healthtech.net (AHT), and www.trubridge.com (TruBridge).
For the results of operations by segment, refer to Note 17 of the consolidated financial statements included herein.
Product Development and Enhancement
The healthcare information technology industry is characterized by rapid technological change requiring us to continually make investments to update, enhance and improve our products and services. These investments have resulted in total expenditures related to our Product Development Services division of approximately $37.8 million, $32.6 million, and $14.2 million during the years ended December 31, 2017, 2016 and 2015, respectively.
In 2017, our focus on delivering shared solutions to the acute and post-acute markets through a suite of services integrated with our core platforms resulted in our first production deliveries of shared products in areas such as:

•	Clinical quality measure reporting

•	Business intelligence

•	Interoperable clinical documentation review

•	CommonWell Health Alliance patient management workflows

We also delivered platform specific updates including:

•	Evident Thrive EHR

◦	Platform and infrastructure updates

◦	On-going localization activities for the Canadian market

◦	An on-going, focused effort on improving physician usability and workflow across the ambulatory and emergency departments and inpatient care settings

•	Healthland Centriq EHR

◦	Development activities continued to support our long-term strategy to utilize the CPSI Interface Management System as a means of efficiently delivering new third-party integrations at scale

•	AHT

◦	Software feature additions which enhanced the following:

▪	Ported functionality from legacy system to new system platform to enhance pre-admission workflows

▪	Use of new UI/UX process to improve Care Planning performance and workflow

▪	Introduced enterprise-level data concepts, including "Person profile" that included advanced directives, immunization tracking and history, preferences and goals, social history and special needs

▪	Supported value-based payment models adding "Bundled payment" support, convener and dashboard monitoring

▪	Provided Episodic care support, separation and identification of person, stay and episode contexts

▪	Provided Disease Management capabilities through integration with COMS

▪	Interact 4 v2 released

◦
Expanded interoperability framework to allow system level aggregation and simplification of certification process; introduced self-certification interoperability with vendors through use of mailbox; provided new integration and enhanced features

Our Product Development services division operates across our family of companies and we have identified key initiatives we will focus on strategically to best position CPSI for both short term and long term success. These initiatives are:

•
Physician Adoption - We realize the importance of providing physicians with efficient workflows that provide more time for them to focus on managing patient care. To that end, we have been investing in product improvements to enhance the usability of our physician-targeted applications through user-centered design processes involving our client facilities.

•
Continuum of Care - We find it critical to provide data expressing the past history and current state of a patient, regardless of setting and throughout their journey. To support this, our investment in product development has included the creation of more data liquidity and the facilitation of data exchange across the continuum.

•
Financial Efficiencies - Our focus in this area has been two-fold: assisting our clients in managing their operations and financial resources as effectively as possible, and expending our effort internally to ensure we are creating and delivering products in a cost efficient manner.

•
Population Health - As a provider of solutions which target healthcare delivery across individual communities, we are focused on facilitating more efficient and proactive management of the health of the population of those communities. Through projects such as our clients' ACOs, and products such as our eCQM platform and Business Intelligence dashboards, we are focused on how technology can support the community mission to improve the health of their populace.

•	Global Market Expansion - We have continued to focus on development to provide more capabilities to the Thrive platform, as well as add infrastructure to support more widespread deployments at scale.

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
System Implementation and Training
Conversion Services. When a client purchases or leases one of our systems, we convert their existing data to the new system. Our knowledge of hospital data processing, in conjunction with extensive in-house technical expertise, allows us to accomplish this task in a cost effective manner. When we install a new system, the data conversion has already occurred so that the system is immediately operational. Our goal is for each client to be productive day one in order to eliminate time and money wasted on the costly and inefficient task of maintaining the same data on parallel systems. Our services also relieve the hospital staff of the time-consuming burden of data conversion. The conversion process is the initial phase of our LikeMind client experience.
Training. In order to integrate the new system and to ensure its success, we spend approximately sixteen weeks providing individualized training at each client’s facility prior to the go-live date. We provide hardware and software application training for all hospital users, including staff members and healthcare providers, during all hospital shifts. We employ nurses, medical technicians, and providers along with our technical training staff in order to help us communicate more effectively with our clients during the training process. This training phase is also part of the LikeMind client experience that is provided to all of our clients.
Clients, Sales and Marketing
Target Markets. The target market for our acute care EHR systems consists of community hospitals with less than 200 acute care beds, with a primary focus on hospitals with 100 or fewer acute care beds. In the United States, there are approximately 3,500 community hospitals with less than 200 or fewer acute care beds, with approximately 2,500 of these having 100 or fewer acute care beds. In addition, we market our products to small specialty hospitals in the United States that focus on discrete medical areas such as behavioral health, surgery, rehabilitation and long-term acute care. As of the date of the filing of this Annual Report on Form 10-K, our companies currently support approximately 1,100 acute care facilities across the United States. Approximately 94% of our existing acute care clients are hospitals with fewer than 100 acute care beds, while approximately 99% of our existing acute care clients are hospitals with 200 or fewer acute care beds.
The target market for our post-acute care EHR solution consists of over 15,000 long-term care and skilled nursing facilities in the United States. In addition, through a strategic relationship with Medtelligent, we are able to market an EHR for assisted living facilities creating add-on sales opportunities in our direct client base and new sales opportunities across the broader senior living market. As of the date of this filing, we have our post-acute care EHR solution installed in approximately 3,400 facilities across the United States.
The expanded target market for our TruBridge services consists of small to mid-size hospitals in the United States. There are approximately 4,100 of these hospitals of 300 beds or less. As of the date of this filing, there are over 200 healthcare providers who use our accounts receivable management or private pay services, approximately 550 providers who use our managed information technology services, and approximately 600 providers who use our RCM solutions. In addition, we are now marketing our services to post-acute care facilities, of which there are over 15,000 in the United States.
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
Our goals in the inpatient hospital market are threefold: (1) target those hospitals under 100 beds in the United States that we believe are currently using a vendor that we have determined is vulnerable based on a variety of factors, (2) continue our efforts to expand into the Canadian market through active marketing efforts and establishing business relationships with Canadian information technology providers, and (3) selectively target hospitals in the 100 to 200 bed market that we believe offer a reasonable chance of sales success based on size, location and other factors. Our goal in the ambulatory market is to aggressively target physician practices in those communities where the local hospital is a current CPSI client.
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

The following table presents our revenues generated from clients located within the U.S. ("Domestic") and all foreign countries, in total ("International").

	Year ended December 31,
(In thousands)	2017	2016	2015
Sales revenues:
Domestic	$276,510	$267,081	$181,716
International(1)	417	191	458
	$276,927	$267,272	$182,174

(1) International sales revenues for all periods presented are related to a single foreign country, the Caribbean nation of St. Maarten.
Sales Staff. We have dedicated sales organizations in all three business lines: acute care EHR, post-acute care EHR and business management, consulting and managed information technology services. Many of our sales personnel are hired from within the company and have previous experience in client support roles. We believe this experience positions them to more effectively sell our products and services within our target markets. Our sales organizations are generally divided in four areas; sales management, new client sales, existing client sales and sales support staff. New client sales staff are typically organized based on geographic territories, though we also have sales personnel that focus on national accounts in our post-acute EHR business due to the number of national chain operators in that market. Our sales representatives who sell to existing clients have assigned clients within their territory, which is also geographically based. Some sales representatives in our services areas are assigned specifically to cross-sell services into our acute care EHR and post-acute care EHR client bases. A significant portion of the compensation for all sales personnel except for administrative support staff is commission based.
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
Backlog
Backlog consists of revenues we reasonably expect to recognize over the next twelve months under existing contracts. The revenues to be recognized may relate to a combination of one-time fees for system sales and recurring fees for support and maintenance, and TruBridge. As of December 31, 2017, we had a twelve-month backlog of approximately $31 million in connection with non-recurring system purchases and approximately $223 million in connection with recurring payments under support and maintenance, and TruBridge. As of December 31, 2016, we had a twelve-month backlog of approximately $26 million in connection with non-recurring system purchases and approximately $209 million in connection with recurring payments under support and maintenance, and TruBridge.
Competition
The market for our products and services is competitive, and we expect additional competition from established and emerging companies in the future. Our market is characterized by rapidly changing technology, global shifts in the healthcare system, evolving user needs and impactful regulatory and reimbursement changes. We believe the principal competitive factors that hospitals and post-acute care providers consider when choosing between us and our competitors are:

•	product features, functionality and performance;

•	range of services offered;

•	level of client service and satisfaction;

•	ease of integration and speed of implementation;

•	product price;

•	cost of services offered;

•	results of services engagements;

•	knowledge of the healthcare industry;

•	training provided;

•	sales and marketing efforts; and

•	company reputation.
We believe that we compete favorably with our competitors on these factors. Our principal competitors in the acute care EHR market are Cerner Corporation, athenahealth, Inc., Medical Information Technology, Inc. ("Meditech"), and MEDHOST, Inc. These companies compete with us directly in our target market of small and midsize hospitals. They offer products and systems that are comparable to our system and address the needs of hospitals in the markets we serve.
Our secondary competitors in the acute care EHR market include Change Healthcare Holdings, Inc., Allscripts Healthcare Solutions, Inc., and Epic Systems Corporation. These companies are significantly larger than we are, and they typically sell their products and services to larger hospitals outside of our target market. However, they will sometimes compete with us directly or, more commonly, a larger health system who uses a system from one of these companies will offer it to a smaller hospital as part of a merger or alliance.
We also face competition from providers of practice management systems, general decision support and database systems and other segment-specific applications. Any of these companies as well as other technology or healthcare companies could decide at any time to specifically target hospitals within our target market.
Our principal competitors in the post-acute care EHR market are PointClickCare Corporation, MatrixCare, Inc., and HealthMEDX, LLC. These companies compete with us directly in our target market of long-term post-acute care facilities. They offer products and systems that are comparable to our system and address the needs of long-term care providers.
Our principal competitors in the business management, consulting and managed information technology services market are Healthcare Resource Group, Inc., Resolution Health, Inc., The Outsource Group Inc.,Patient Focus, Inc, Xtend Healthcare Inc., Ensemble Health Partners, and nThrive, Inc. All of these companies provide one or more of the services we offer, with their primary focus being on business management services. The services they offer are comparable in scope to the competing services we offer. These companies all focus on providing services to the healthcare market. Secondary competitors include ARx LLC, Citadel Outsource Group LLC, Patient Matters, LLC, KIWI-TEK, LLC, and Aviacode Inc. Our principle competitors for RCM solutions include RelayHealth Corp, SSI Group, LLC, Quadax Inc., Change Healthcare Holdings, Inc., Availity, LLC, and Navicure, Inc.
Actual or perceived security breaches of our systems could harm the market perception of our products and services which could impact our retention of existing clients and ability to acquire prospective clients.

Health Information Security and Privacy Practices
The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") is a federal law governing the use, disclosure, transmission and storage of certain individually identifiable health information, referred to as "protected health information," and that was enacted for the purpose of, among other things, protecting the privacy and security of protected health information. As directed by HIPAA, the Department of Health and Human Services (the "DHHS") has promulgated standards and rules for certain electronic health transactions, code sets, data security, unique identification numbers and privacy of protected health information. HIPAA and the standards promulgated by DHHS apply to certain health plans, healthcare clearinghouses and healthcare providers (referred to as "covered entities"), which includes our hospital clients. The Health Information Technology for Economic and Clinical Health Act and its implementing regulations published in January 2013 (the "HITECH Act") significantly expand HIPAA by extending privacy and security standards to "business associates" of healthcare providers that are covered entities. Under the HITECH Act, business associates are required to establish administrative, physical and technical safeguards and are subject to direct penalties for violations. Certain of our services frequently entail us acting as a healthcare clearinghouse and/or in the capacity of a business associate to the hospitals that we serve. As a result, we are covered by the patient privacy and security standards of HIPAA and subject to oversight by DHHS. We believe that we have taken all necessary steps to comply with HIPAA, as it applies to us as a business associate, but it is important to note that DHHS could, at any time in the future, adopt new rules or modify existing rules in a manner that could require us to change our systems or operations.
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

Managing Cybersecurity Risks

Our business operations, including the provision of the products and services described above, involve the compilation and transmission of confidential information, including patient health information. We have included security features in our systems that are intended to protect the privacy and integrity of this information, but our systems may be vulnerable to security breaches, viruses, programming errors and other similar disruptive problems.

The Board of Directors is responsible for exercising oversight of management’s identification and management of, and planning for, the material risks facing the Company, and we believe our policies and procedures are adequate to ensure that relevant information about cybersecurity risks and incidents is appropriately reported and disclosed. In connection with its oversight responsibility with respect to cybersecurity risks facing the Company, the Board authorized in 2017 the formation of a Cybersecurity Committee comprised of the Executive Vice President of CPSI, the Chief Technology Officer, the Senior Vice President of IT Services, and the Senior Vice President of Professional Services of TruBridge, LLC. The Cybersecurity Committee meets quarterly to discuss the primary cybersecurity-related risks currently facing the Company, and the Committee reports to Mr. Fowler, the Company’s Chief Operating Officer and President of TruBridge, LLC, who in turn provides updates to the Board.

Additionally, we appointed a new Security Operations Center (SOC) Director to oversee a number of initiatives designed to improve our cybersecurity protection, readiness and response. The SOC Director oversees penetration testing for TruBridge customers, vulnerability scanning by CPSI and TruBridge, endpoint threat detection and response development, insider threat detection and monitoring, security event application management and other cybersecurity-related projects. The Company also consulted with a third party in 2017 to conduct an evaluation of our cybersecurity risks. Finally, all users employed by or contracted to the Company are required to complete annual cybersecurity education and training, which includes identifying suspicious emails, Internet threats, telecommunication threats and ransomware.
Intellectual Property
We regard some aspects of our internal operations, software and documentation as proprietary, and rely primarily on a combination of contract and trade secret laws to protect our proprietary information. We believe, because of the rapid pace of technological change in the computer software industry, trade secret and copyright protection is less significant than factors such as the knowledge, ability and experience of our employees, frequent software product enhancements and the timeliness and quality of our support services. The source code for our proprietary software is protected as a trade secret. We enter into confidentiality or license agreements with our employees, consultants and clients, and control access to and distribution of our software, documentation and other proprietary information. We cannot guarantee that these protections will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.
We do not believe our software products or other CPSI proprietary rights infringe on the property rights of third parties. However, we cannot guarantee that third parties will not assert infringement claims against us with respect to current or future software products or that any such assertion may not require us to enter into royalty arrangements or result in costly litigation.
Employees
As of December 31, 2017, we had approximately 2,000 employees, the substantial majority of which are located at our offices in Alabama, Louisiana, Mississippi, Pennsylvania, and Minnesota. None of our employees are covered by a collective bargaining agreement or are represented by a labor union.
Executive Officers
The executive officers of CPSI serve at the pleasure of the Board of Directors. Set forth below is a list of the current executive officers of CPSI and a brief explanation of each individual’s principal employment during the last five years.
J. Boyd Douglas – President and Chief Executive Officer. J. Boyd Douglas, age 51, has served as our President and Chief Executive Officer since May 2006. He was first elected as a director in March 2002. Mr. Douglas began his career with us in August 1988 as a Financial Software Support Representative. From May 1990 until November 1994, Mr. Douglas served as Manager of Electronic Billing, and from December 1994 until July 1999, he held the position of Director of Programming Services. From July 1999 until May 2006, Mr. Douglas served as our Executive Vice President and Chief Operating Officer.
David A. Dye – Chief Growth Officer. David A. Dye, age 48, was appointed as our Chief Growth Officer in November 2015, having previously served as our Chief Financial Officer, Secretary and Treasurer from June 2010 until November 2015. Mr. Dye served as our President and Chief Executive Officer from July 1999 to May 2006. He was first elected as a director in March 2002 and has served as our Chairman of the Board since May 2006. Mr. Dye began his career with CPSI in May 1990 as a Financial Software Support Representative and served in various capacities until July 1999. Mr. Dye has served as a director of Bulow Biotech Prosthetics, LLC, a company headquartered in Nashville, Tennessee that operates prosthetic clinics in the Southeastern United States, since July 2006.
Christopher L. Fowler – Chief Operating Officer and President (TruBridge). Christopher L. Fowler, age 42, was appointed as our Chief Operating Officer in November 2015 and has served as the President of TruBridge since its formation in January 2013. Prior to the formation of TruBridge, Mr. Fowler served as CPSI’s Vice President - Business Management Services, beginning in March 2008. Mr. Fowler began his career with CPSI in May 2000 as a Software Support Representative and later as a manager of Financial Software Services. From August 2004 until March 2008, Mr. Fowler served as Assistant Director and Director of Business Management Services.
Matt J. Chambless – Chief Financial Officer, Secretary and Treasurer. Matt J. Chambless, age 37, was appointed as our Chief Financial Officer, Secretary and Treasurer in November 2015, having previously served as our Director of Financial Reporting from March 2012 until November 2015. Prior to joining CPSI, Mr. Chambless served as the Accounting Manager for Northside Hospital System from May 2011 until March 2012 and as an audit professional, including an Audit Manager, for Grant Thornton, LLP from August 2004 to May 2011.
Victor S. Schneider – Executive Vice President. Victor S. Schneider, age 59, has served as our Executive Vice President since April 2012. From December 2005 until his appointment as Executive Vice President, Mr. Schneider served as our Senior Vice President - Corporate and Business Development. Mr. Schneider began his career with us in June 1983 as Sales Manager. He served in that capacity until January 1997 when he was promoted to Sales Director. He served as our Vice President - Sales and Marketing from July 1999 until December 2005.
Robert D. Hinckle – Senior Vice President–Client Services. Robert D. Hinckle, age 48, served as our Vice President - Software Services from October 2004 until January 2013 and has served as our Senior Vice President - Client Services since January 2013. Since beginning his career with CPSI in 1995 as a Financial Software Support Representative, Mr. Hinckle has worked in various positions in our Software Services Division, including Team Manager, Assistant Director and Director of that division.
Troy D. Rosser – Senior Vice President–Sales. Troy D. Rosser, age 53, has served as our Senior Vice President - Sales since January 2012, having previously served as Vice President - Sales since October 2005. Mr. Rosser began his career with us in March 1989 as a Financial Software Support Representative. In 1992, Mr. Rosser was transferred to the Sales and Marketing division where he has worked in various positions, including Sales Manager and, from October 2000 until October 2005, Director of Sales.
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
RISKS RELATED TO OUR INDUSTRY
There is significant uncertainty in the healthcare industry, both as a result of recently enacted legislation and changing government regulation, which may have a material adverse impact on the businesses of our hospital clients and ultimately on our business, financial condition and results of operations.
The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement processes and operation of healthcare facilities, including our hospital clients. During the past several years, the healthcare industry has been subject to increased legislation and regulation of, among other things, reimbursement rates, payment programs, information technology programs and certain capital expenditures (collectively, the "Health Reform Laws").
The Health Reform Laws contain various provisions which impact us and our clients. Some of these provisions have a positive impact, by expanding the use of electronic health records in certain federal programs, for example, while others, such as reductions in reimbursement for certain types of providers, have a negative impact due to fewer available resources. The continued increase in fraud and abuse penalties is expected to adversely affect participants in the healthcare sector, including us.
Among other things, the Health Reform Laws require nearly all individuals to have health insurance, provide for the expansion of Medicaid eligibility, mandate material changes to the delivery of healthcare services and reduce the reimbursement paid for such services in order to generate savings in the Medicare program. The Health Reform Laws also modify certain payment systems to encourage more cost-effective, quality-based care and a reduction of inefficiencies and waste, including through various tools to address fraud and abuse.
The Health Reform Laws will continue to affect hospitals differently depending upon the populations they serve and their payor mix. Our target market of community hospitals typically serve higher uninsured populations than larger urban hospitals and rely more heavily on Medicare and Medicaid for reimbursement. It remains to be seen whether the increase in the insured population for community hospitals will be sufficient to offset actual and proposed additional cuts in Medicare and Medicaid reimbursements contained in the Health Reform Laws.
The Health Reform Laws are leading to significant changes in the healthcare system, but the full impact of the legislation and of further statutory and regulatory actions to reform healthcare on our business is unknown. As a result, there can be no assurances that the legislation will not adversely impact either our operational results or the manner in which we operate our business. We believe some healthcare industry participants have reduced their investments or postponed investment decisions, including investments in our solutions and services.
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
The healthcare industry is heavily regulated and is constantly evolving due to the changing political, legislative and regulatory landscapes. In some instances, the impact of these regulations on our business is direct to the extent that we are subject to these laws and regulations ourselves. However, these regulations also impact our business indirectly as, in a number of circumstances, our solutions, devices and services must be capable of being used by our clients in a way that complies with those laws and regulations, even though we may not be directly regulated by the specific healthcare laws and regulations. There is a significant number of wide-ranging regulations, including regulations in the areas of healthcare fraud, e-prescribing, claims processing and transmission, medical devices, the security and privacy of patient data, the ARRA meaningful use program, and interoperability standards, that may be directly or indirectly applicable to our operations and relationships or the business practices of our clients. Specific areas that are subject to increased regulation include, but are not limited to, the following:
Healthcare Fraud. Federal and state governments continue to enhance regulation of and increase their scrutiny over practices potentially involving healthcare fraud, waste and abuse by healthcare providers whose services are reimbursed by Medicare, Medicaid and other government healthcare programs. Our healthcare provider clients are subject to laws and regulations regarding fraud and abuse that, among other things, prohibit the direct or indirect payment or receipt of any remuneration for patient referrals, or arranging for or recommending referrals or other business paid for in whole or in part by these federal or state healthcare programs. Federal enforcement personnel have substantial funding, powers and remedies to pursue suspected or perceived fraud and abuse. The effect of this government regulation on our clients is difficult to predict. Many of the regulations applicable to our clients and that may be applicable to us, including those relating to marketing incentives offered in connection with medical device sales may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could broaden their applicability to us or require our clients to make changes in their operations or the way in which they deal with us. If such laws and regulations are determined to be applicable to us and if we fail to comply with any applicable laws and regulations, we could be subject to civil and criminal penalties, sanctions or other liabilities, including exclusion from government healthcare programs, which could have a material adverse effect on our business, results of operations and financial condition. Even an unsuccessful challenge by a regulatory or prosecutorial authority of our activities could result in adverse publicity, could require a costly response from us and could adversely affect our business, results of operations and financial condition.
E-Prescribing. The use of our solutions by physicians for electronic prescribing and electronic routing of prescriptions via the Surescripts network to pharmacies is governed by federal and state laws. States have differing regulations that govern the electronic transmission of certain prescriptions and prescription requirements. Standards adopted by the National Council for Prescription Drug Programs and regulations adopted by the Centers for Medicare and Medicaid Services ("CMS") related to "EPrescribing and the Prescription Drug Program" set forth implementation standards for the transmission of electronic prescriptions. These standards are detailed and broad, and cover not only routing transactions between prescribers and pharmacies, but also electronic eligibility, formulary and benefits inquiries. In general, regulations in this area can be burdensome and evolve regularly, meaning that any potential benefits to our clients from utilizing such solutions and services may be superseded by a newly-promulgated regulation that adversely affects our business model. Our efforts to provide solutions that enable our clients to comply with these regulations could be time consuming and expensive.
Claims Processing and Transmission. Our system electronically transmits medical claims by physicians to patients’ payors for immediate approval and reimbursement. In addition, we offer business management services that include the manual and electronic processing and submission of medical claims by healthcare providers to patients’ payors for approval and reimbursement. Federal and state laws provide that it is a violation for any person to submit, or cause to be submitted, a claim to any payor, including, without limitation, Medicare, Medicaid and all private health plans and managed care plans, seeking payment for any service or product that overbills or bills for items that have not been provided to the patient. We have in place policies and procedures that we believe assure that all claims that are transmitted by our system and through our services are accurate and complete, provided that the information given to us by our clients is also accurate and complete. If, however, we do not follow those procedures and policies, or they are not sufficient to prevent inaccurate claims from being submitted, we could be subject to substantial liability including, but not limited to, civil and criminal liability. Additionally, any such failure of our billing and collection services to comply with these laws and regulations could adversely affect demand for our services and could force us to expend significant capital, research and development, and other resources to address the failure.
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
As discussed below, the HIPAA security and privacy standards also affect our claims transmission services, since those services must be structured and provided in a way that supports our clients’ HIPAA compliance obligations.
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
In the United States, HIPAA regulations require national standards for some types of electronic health information transactions and the data elements used in those transactions, security standards to ensure the integrity and confidentiality of health information, and standards to protect the privacy of individually identifiable health information. Covered entities under HIPAA, which include healthcare organizations such as our clients, and our claims processing, transmission and submission services, are required to comply with the privacy standards, transaction regulations and security regulations. Moreover, HITECH and associated regulatory requirements extend many of the HIPAA obligations, formerly imposed only upon covered entities, to business associates as well. As a business associate of our clients who are covered entities, we are in most instances already contractually required to ensure compliance with the HIPAA regulations as they pertain to the handling of covered client data. However, the extension of these HIPAA obligations to business associates by law has created a direct liability risk related to the privacy and security of individually identifiable health information.
Evolving HIPAA and HITECH-related laws or regulations could restrict the ability of our clients to obtain, use or disseminate patient information. This could adversely affect demand for our solutions and devices if they are not re-designed in a timely manner in order to meet the requirements of any new interpretations or regulations that seek to protect the privacy and security of patient data or enable our clients to execute new or modified healthcare transactions. We may need to expend additional capital and software development and other resources to modify our solutions to address these evolving data security and privacy issues. Furthermore, our failure to maintain the confidentiality of sensitive personal information in accordance with the applicable regulatory requirements could damage our reputation and expose us to claims, fines and penalties.
Federal and state statutes and regulations have granted broad enforcement powers to regulatory agencies to investigate and enforce compliance with these privacy and security laws and regulations. Federal and state enforcement personnel have substantial funding, powers and remedies to pursue suspected or perceived violations. If we fail to comply with any applicable laws or regulations, we could be subject to civil penalties, sanctions or other liability. Enforcement investigations, even if meritless, could have a negative impact on our reputation, cause us to lose existing clients or limit our ability to attract new clients.
ARRA Meaningful Use Program. The ARRA requires "meaningful use of certified electronic health record technology" by healthcare providers by 2015 in order to receive limited incentive payments and to avoid related reduced reimbursement rates for Medicare claims. Related standards and specifications are subject to interpretation by the entities designated to certify such technology. While a combination of our solutions has been certified as meeting both stage one and stage two standards for certified electronic health record technology, the regulatory standards to achieve certification will continue to evolve over time.

We may incur increased development costs and delays in delivering solutions if we need to upgrade our software or healthcare devices to be in compliance with these varying and evolving standards. In addition, delays in interpreting these standards may result in postponement or cancellation of our clients’ decisions to purchase our software solutions. If our software solutions are not compliant with these evolving standards, our market position and sales could be impaired and we may have to invest significantly in changes to our software solutions.
Interoperability Standards. Our clients are concerned with and often require that our software and systems be interoperable with other third party healthcare information technology systems. Market forces or governmental or regulatory authorities could create software interoperability standards that would apply to our software and systems, and if our software and systems are not consistent with those standards, we could be forced to incur substantial additional development costs. For example, the HITECH Act contains interoperability standards that healthcare providers are required to adhere to in order to receive stimulus funds from the federal government under the ARRA. Compliance with these and related standards is becoming a competitive requirement and, although a combination of our solutions has been certified as meeting all such required interoperability standards to date, maintaining such compliance with these varying and evolving rules may result in increased development costs and delays in upgrading our client software and systems. To the extent these rules are narrowly construed, subsequently changed or supplemented, or that we are delayed in achieving certification under these evolving rules for applicable products, our clients may postpone or cancel their decisions to purchase or implement our software and systems.
As it relates specifically to interoperability, we are a member of CommonWell Health Alliance ("CommonWell"), a not-for-profit trade association comprised of healthcare information technology vendors devoted to the notion that patient data should be safely, securely and immediately available to patients and healthcare providers to support better care delivery, regardless of where that care occurs. CommonWell is committed to fostering standards that make this possible, and to having healthcare information technology companies embed these capabilities natively and cost effectively into their EHR systems. Despite our membership in CommonWell, there is no guarantee that we will successfully manage the interoperability of our software and systems with third-party health IT providers.
Standards for Submission of Healthcare Claims. Effective October 2015, CMS mandated the use of new patient codes for reporting medical diagnosis and inpatient procedures, referred to as the ICD-10 codes. CMS requires all providers, payors, clearinghouses and billing services to utilize these ICD-10 codes when submitting claims for payment. ICD-10 codes affect medical diagnosis and inpatient procedure coding for everyone covered by HIPAA, not just those who submit Medicare or Medicaid claims. Claims for services must use ICD-10 codes for medical diagnosis and inpatient procedures or they will not be paid. While we have successfully implemented the use of ICD-10 codes within our products and services, the possibility exists for similar future mandates by CMS. If our products and services do not accommodate CMS mandates at any future date, clients may cease to use those products and services that are not compliant and may choose alternative vendors and products that are compliant. This could adversely impact future revenues.
Economic, market and other factors may cause a decline in spending for information technology and services by our current and prospective clients which may result in less demand for our products, lower prices and, consequently, lower revenues and a lower revenue growth rate.
The purchase of our information system involves a significant financial commitment by our clients. At the same time, the healthcare industry faces significant financial pressures that could adversely affect overall spending on healthcare information technology and services. For example, the economic recession in 2007-2009 and continued decrease in availability of credit to hospitals, combined with actual and potential further reductions in federal and state funding for Medicare and Medicaid, has caused hospitals to reduce, eliminate or postpone information technology related and other spending. To the extent spending for healthcare information technology and services declines or increases slower than we anticipate, demand for our products and services, as well as the prices we charge, could be adversely affected. Accordingly, we cannot assure you that we will be able to increase or maintain our revenues or our revenue growth rate.
There are a limited number of hospitals in our target market. Saturation or consolidation in the healthcare industry could result in the loss of existing clients, a reduction in our potential client base and downward pressure on the prices of our products and services.
The limited number of hospitals with 200 or fewer acute care beds in our general target market for our acute care product and service offerings has resulted in an ever narrowing market for new system installations which could materially and adversely impact our business, financial condition and operating results.

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
Furthermore, many healthcare providers have consolidated to create larger healthcare delivery enterprises with greater market power. If this consolidation continues, we could lose existing clients and could experience a decrease in the number of potential purchasers of our products and services. The loss of existing and potential clients due to industry consolidation could cause our revenue growth rate to decline.
RISKS RELATED TO OUR COMPANY
Volatility in and disruption to the global capital and credit markets and tightened lending standards may adversely affect our ability to access credit in the future, the cost of any credit obtained in the future, and the financial soundness of our clients and our business.
Domestic and international events have frequently resulted in volatility and disruption to the global capital and credit markets, often adversely affecting the availability, terms and cost of credit. Although we believe that our operating cash flow and financial assets will give us the ability to meet our financing needs for the foreseeable future, there can be no assurance that the volatility and disruption in the global capital and credit markets will not impair our liquidity or increase the costs of any future borrowing.
Our business could also be negatively impacted to the extent that our hospital clients continue to face tight capital and credit markets and other disruptions resulting from the prior economic recession or cuts in Medicare and Medicaid funding. Hospitals may modify, delay or cancel plans to purchase our software systems or services. Additionally, if hospitals’ operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, they may not be able to pay, or may delay payment of, accounts receivable owed to us. Any inability of clients to pay us for our products and services may adversely affect our earnings and cash flow.
Tightened lending standards and the absence of third-party credit has resulted in many of our hospital clients seeking financing arrangements from us to purchase our software systems and services. These financing arrangements impact our short-term operating cash flow and cash available. Should the requests for these financing arrangements continue or increase, our business could be negatively impacted by our inability to finance these arrangements. In addition, the absence of credit could negatively impact our existing financing receivables should our clients with financing arrangements be unable to meet their obligations.
Our substantial indebtedness may adversely affect our available cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness.
In connection with the acquisition of HHI we incurred substantial indebtedness. As of December 31, 2017, we had approximately $143.5 million of indebtedness, which includes $115.5 million under our Term Loan Facility and $28.0 million borrowed under our Revolving Credit Facility. We also had $17.0 million of unused commitments under our Revolving Credit Facility as of December 31, 2017.
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
In addition, the Credit Agreement governing our Term Loan Facility and Revolving Credit Facility contains restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. A breach of any of these restrictive covenants, if not cured or waived, could result in an event of default that could trigger acceleration of our indebtedness and may result in the acceleration of or default under any other debt to which a cross-acceleration or cross-default provision applies, which could have a material adverse effect on our business and financial condition. The Credit Agreement requires compliance with a consolidated leverage ratio test. In addition, the Credit Agreement requires prepayment of the outstanding indebtedness thereunder if we have certain excess cash flow, as described therein. The Credit Agreement requires us to mandatorily prepay the Term Loan Facility and amounts borrowed under the Revolving Credit Facility with net cash proceeds from certain financing and other transactions. Additionally, the Credit Agreement requires repayment of the facilities with 75% (50% for 2019 and thereafter) of excess cash flow (minus certain specified other payments), subject to elimination if our consolidated leverage ratio is less than or equal to 2.5 to 1.0.
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
We are exposed to market risk related to changes in interest rates as a result of the floating interest rates applicable to the outstanding debt under our Term Loan Facility and Revolving Credit Facility. The interest rate for the outstanding debt under our Term Loan Facility and Revolving Credit Facility as of December 31, 2017 was 4.875%. Borrowings under our Term Loan Facility and Revolving Credit Facility bear interest at a base rate, a LIBOR rate, or a combination of the two, as elected by us, plus an applicable margin. The base rate is determined by reference to the greatest of (a) the prime lending rate of Regions Bank, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate plus one percent per annum. The LIBOR rate is determined by reference to the interest rate for dollar deposits in the London interbank market for the interest period relevant to such borrowings, adjusted as set forth in the Credit Agreement. There is no cap on the maximum interest rate for borrowings under our Term Loan Facility and Revolving Credit Facility.
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

•	failure to maintain uniform standard controls, policies and procedures across acquired businesses;

•	difficulty in predicting and responding to issues related to product transition such as development, distribution and client support;

•	the possible adverse effect of such acquisitions on existing relationships with third party partners and suppliers of technologies and services;

•
the possibility that staff or clients of the acquired companies might not accept new ownership and may transition to different technologies or attempt to renegotiate contract terms or relationships, including maintenance or support agreements;

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
Competition with companies that have greater financial, technical and marketing resources than we have could result in a loss of clients and/or a lowering of prices for our products, causing a decrease in our revenues and/or market share.
Our principal competitors are Cerner Corporation, athenahealth, Inc., Medical Information Technology, Inc. ("Meditech"), and MEDHOST, Inc. These companies compete with us directly in our target market of small and midsize hospitals. They offer products and systems that are comparable to our solutions and address the needs of hospitals in the markets we serve.
Our secondary competitors in the acute care EHR market include Change Healthcare Holdings, Inc., Allscripts Healthcare Solutions, Inc., and Epic Systems Corporation. These companies are significantly larger than we are, and they typically sell their products and services to larger hospitals outside of our target market. However, they will sometimes compete with us directly or, more commonly, a larger health system who uses a system provided by one of these competitors will offer it to a smaller hospital as part of a merger or alliance.

We also face competition from providers of practice management systems, general decision support and database systems, and other segment-specific applications. Any of these companies, as well as other technology or healthcare companies could decide at any time to specifically target hospitals within our target market.
Our principal competitors in the post-acute care EHR market are PointClickCare Corporation, MatrixCare, Inc., and HealthMEDX, LLC. These companies compete with us directly in our target market of long-term post-acute care facilities. They offer products and systems that are comparable to our system and address the needs of long-term care providers.
Our principal competitors in the business management, consulting and managed information technology services market are Healthcare Resource Group, Inc., Resolution Health, Inc., The Outsource Group Inc.,Patient Focus, Inc, Xtend Healthcare Inc., Ensemble Health Partners, and nThrive, Inc. All of these companies provide one or more of the services we offer, with their primary focus being on business management services. The services they offer are comparable in scope to the competing services we offer. These companies all focus on providing services to the healthcare market. Secondary competitors include ARx LLC, Citadel Outsource Group LLC, Patient Matters, LLC, KIWI-TEK, LLC, and Aviacode Inc. Our principle competitors for RCM solutions include RelayHealth Corp, SSI Group, LLC, Quadax Inc., Change Healthcare Holdings, Inc., Availity, LLC, and Navicure, Inc.
A number of existing and potential competitors are more established than we are and have greater name recognition and financial, technical and marketing resources. Products of our competitors may have better performance, lower prices and broader market acceptance than our products. We expect increased competition that could cause us to lose clients, lower our prices to remain competitive and, consequently, experience lower revenues, revenue growth and profit margins.
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
Our products assist clinical decision-making and related care by capturing, maintaining and reporting relevant patient data. If our products fail to provide accurate and timely information, our clients could assert claims against us that could result in substantial cost to us, harm our reputation in the industry and cause demand for our products to decline.
We provide products that assist clinical decision-making and related care by capturing, maintaining and reporting relevant patient data. Our products could fail or produce inaccurate results due to a variety of reasons, including mechanical error, product flaws, faulty installation and/or human error during the initial data conversion. If our products fail to provide accurate and timely information, clients and/or patients could sue us to hold us responsible for losses they incur from these errors. These lawsuits, regardless of merit or outcome, could result in substantial cost to us, divert management’s attention from operations and decrease market acceptance of our products. We attempt to limit by contract our liability for damages arising from negligence, errors or mistakes. Despite this precaution, such contract provisions may not be enforceable or may not otherwise protect us from liability for damages. We maintain general liability insurance coverage, including coverage for errors or omissions. However, this coverage may not be sufficient to cover one or more large claims against us or otherwise continue to be available on terms acceptable to us. In addition, the insurer could disclaim coverage as to any future claim.
Breaches of security and viruses in our systems could result in client claims against us and harm to our reputation causing us to incur expenses and/or lose clients.
In the course of our business operations, we compile and transmit confidential information, including patient health information. We have included security features in our systems that are intended to protect the privacy and integrity of this information. Despite the existence of these security features, our system may experience break-ins and similar disruptive problems that could jeopardize the security of information stored in and transmitted through the information technology networks of our clients. In addition, the other systems with which we may interface, such as the Internet and related systems, may be vulnerable to security breaches, viruses, programming errors or similar disruptive problems. Based on the size of our company, the industry in which we operate, and the overall percentage of impacted companies in the same or similar industry, it is probable there will be attempts to breach our security. Healthcare information has become a prime target for attackers based on the value of the information and, therefore, has the potential to increase the risk of us experiencing a cyber attack.
Our systems have experienced various immaterial breaches in the past, including ransomware, denial-of-service, malware, and phishing. Also, our business partners have experienced security breaches, which is disruptive for our customers. While these events have not had an adverse impact on our business or financial condition, security breaches such as these could have a material adverse effect on our financial condition, as, (a) clients could sue us for breaches of security involving our system due to the sensitivity of the medical information we compile and transmit; (b) actual or perceived security breaches in our system could harm the market perception of our products which could cause us to lose existing and prospective clients; and (c) the effect of security breaches and related issues could disrupt our ability to perform certain key business functions and could potentially reduce demand for our products and services. Accordingly, we have expended significant resources toward establishing and enhancing the security of our related infrastructures and we have enhanced our cybersecurity risk management program and disclosure controls and procedures, as discussed under "Business - Our Products and Services." However, no assurance can be given that these efforts will be sufficient to protect against a breach or other cybersecurity incident. Also, maintaining and enhancing our infrastructure security may require us to expend significant capital in the future.
New products that we introduce or enhancements to our existing products may contain undetected errors or problems that could affect client satisfaction and cause a decrease in revenues.
Highly complex software products such as ours sometimes contain undetected errors or failures when first introduced or when updates and new versions are released. Tests of our products may not detect bugs or errors because it is difficult to simulate our clients’ wide variety of computing environments. Despite extensive testing, from time to time we have discovered defects or errors in our products. Defects or errors discovered in our products could cause delays in product introductions and shipments, result in increased costs and diversion of development resources, require design modifications, decrease market acceptance or client satisfaction with our products, cause a loss of revenue, result in legal actions by our clients and cause increased insurance costs.
Most of our facilities are located in an area vulnerable to hurricanes and tropical storms, and the occurrence of a severe hurricane, similar storm or other natural disaster could cause damage to our facilities and equipment, which could require us to cease or limit our operations.
A significant portion of our facilities and employees are located within 30 miles of the coast of the Gulf of Mexico. Our facilities are vulnerable to significant damage or destruction from hurricanes and tropical storms. We are also vulnerable to damage from other types of disasters, including tornadoes, fires, floods and similar events. If any disaster were to occur, our ability to conduct business at our facilities could be seriously impaired or completely destroyed. This would have adverse consequences for our clients who depend on us for system support or business management, consulting and managed IT services. Also, the servers of clients who use our remote access services could be damaged or destroyed in any such disaster. This would have potentially devastating consequences to those clients. Although we have an emergency recovery plan, including back-up systems in remote locations, there can be no assurance that this plan will effectively prevent the interruption of our business due to a natural disaster. Furthermore, the insurance we maintain may not be adequate to cover our losses resulting from any natural disaster or other business interruption.
Interruptions in our power supply and/or telecommunications capabilities could disrupt our operations, cause us to lose revenues and/or increase our expenses.
We currently have backup generators to be used as alternative sources of power in the event of a loss of power to our facilities. If these generators were to fail during any power outage, we would be temporarily unable to continue operations at our facilities. This would have adverse consequences for our clients who depend on us for system support, business management, and managed IT and professional services. Any such interruption in operations at our facilities could damage our reputation, harm our ability to retain existing clients and obtain new clients, and result in lost revenue and increased insurance and other operating costs.
We also have clients for whom we store and maintain computer servers containing critical patient and administrative data. Those clients access this data remotely through telecommunications lines. If our power generators fail during any power outage or if our telecommunications lines are severed or impaired for any reason, those clients would be unable to access their mission critical data causing an interruption in their operations. In such event our remote access clients and/or their patients could seek to hold us responsible for any losses. We would also potentially lose those clients, and our reputation could be harmed.
If we are unable to attract and retain qualified client service and support personnel, our business and operating results will suffer.
Our client service and support is a key component of our business. Most of our hospital clients have small information technology staffs, and they depend on us to service and support their systems. Future difficulty in attracting, training and retaining capable client service and support personnel could cause a decrease in the overall quality of our client service and support. That decrease would have a negative effect on client satisfaction which could cause us to lose existing clients and could have an adverse effect on our new client sales. The loss of clients due to inadequate client service and support would negatively impact our ability to continue to grow our business.
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
We are heavily dependent on the maintenance and protection of our intellectual property and we rely largely on a combination of confidentiality provisions in our client agreements, employee nondisclosure agreements, trademark and trade secret laws and other measures to protect our intellectual property. Additionally, our software is not patented or copyrighted. Although we attempt to control access to our intellectual property, unauthorized persons may attempt to copy or otherwise use our intellectual property. There can be no assurance that the legal protections and precautions we take will be adequate to prevent misappropriation of our technology or that competitors will not independently develop technologies equivalent or superior to ours. Monitoring unauthorized use of our intellectual property is difficult, and the steps we have taken may not prevent unauthorized use. If our competitors gain access to our intellectual property, our competitive position in the industry could be damaged. An inability to compete effectively could cause us to lose existing and potential clients and experience lower revenues, revenue growth and profit margins. Third parties could obtain patents that may require us to negotiate licenses to conduct our business, and the required licenses may not be available on reasonable terms or at all. We also rely on nondisclosure agreements with certain employees, and we cannot be certain that these agreements will not be breached or that we will have adequate remedies for any breach.
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
If we were found to infringe on the intellectual property rights of others, we could be forced to pay significant license fees or damages for infringement. If we were unable to obtain licenses to these rights on commercially acceptable terms, we would be required to discontinue the sale of our products that contain the infringing technology. Our clients would also be required to discontinue the use of those products. We are unable to insure against this risk on an economically feasible basis. Even if we were to prevail in an infringement lawsuit, the accompanying publicity could adversely impact the demand for our products. Under some circumstances, we agree to indemnify our clients for some types of infringement claims that may arise from the use of our products.
We face the risks and uncertainties that are associated with litigation against us, which may adversely impact our marketing, distract management and have a negative impact upon our business, results of operations and financial condition.
We face the risks associated with litigation concerning the operation of our business. For example, companies in our industry, including many of our competitors, have been subject to litigation based on allegations of patent infringement or other violations of intellectual property rights. In particular, patent holding companies often engage in litigation to seek to monetize patents that they have obtained. As the number of competitors, patents and patent holding companies in our industry increases, the functionality of our products and services expands, and we enter into new geographies and markets, the number of intellectual property rights-related actions against us is likely to continue to increase. The uncertainty associated with substantial unresolved litigation may have an adverse effect on our business. In particular, such litigation could impair our relationships with existing clients and our ability to obtain new clients. Defending such litigation may result in a diversion of management's time and attention away from business operations, which could have an adverse effect on our business, results of operations and financial condition. Such litigation may also have the effect of discouraging potential acquirers from bidding for us or reducing the consideration such acquirers would otherwise be willing to pay in connection with an acquisition.
There can be no assurance that such litigation will not result in liability in excess of our insurance coverage, that our insurance will cover such claims or that appropriate insurance will continue to be available to us in the future at commercially reasonable rates.
We are dependent on the continued and unimpeded access to the Internet by us and our clients, which is not within our control.
We deliver Internet-based services and, accordingly, depend on our ability and the ability of our clients to access the Internet. This access is currently provided by third parties that have significant market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies and government-owned service providers - all of whom are outside of our control. In the event of any difficulties, outages and delays by Internet service providers, we may be impeded from providing services, resulting in a loss of potential or existing clients.
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
Based on our reading and interpretations of relevant guidance, principles or concepts issued by, among other authorities, the American Institute of Certified Public Accountants, the Financial Accounting Standards Board and the Securities and Exchange Commission, we believe revenue received pursuant to our current sales and licensing contract terms and business arrangements have been properly recognized. However, there continue to be issued interpretations and guidance for applying the relevant standards to a wide range of sales and licensing contract terms and business arrangements that are prevalent in the software industry. Future interpretations or changes by the regulators of existing accounting standards, including ASC Topic 985-606, or changes in our business practices could result in changes in our revenue recognition and/or other accounting policies and practices that could adversely affect our business, financial condition, cash flows, revenue and results of operations.
We may be required to record a significant charge to earnings if our goodwill or intangible assets become impaired.
We are required under U.S. generally accepted accounting principles ("U.S. GAAP") to test our goodwill for impairment annually or more frequently if indicators for potential impairment exist. Indicators that are considered include significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry, or economic trends, or a significant decline in the Company's stock price and/or market capitalization for a sustained period of time. In addition, we periodically review our intangible assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include slower growth rates, the loss of significant clients, or divestiture of a business or asset for less than its carrying value. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined. For example, we recorded a goodwill impairment charge of $28.0 million in the fourth quarter of 2017 relating to our Post-acute Care EHR reporting unit, which consists soley of American HealthTech, which we acquired in January 2016 as part of our acquisition of HHI. This impairment charge had a significant negative effect on our consolidated net income for the year ended December 31, 2017.
Any future impairment charges could have a material adverse impact on our results of operations. There are inherent uncertainties in management's estimates, judgments and assumptions used in assessing recoverability of goodwill and intangible assets. Any changes in key assumptions, including failure to meet business plans, a deterioration in the market, or other unanticipated events and circumstances, may affect the accuracy or validity of such estimates and could potentially result in an impairment charge.
The unpredictability of our quarterly operating results may cause us to fail to meet revenues or earnings expectations which could cause the price of our common stock to fluctuate or decline.
There is no assurance that consistent quarterly growth in our business will occur. Our quarterly revenues may fluctuate and may be difficult to forecast for a variety of reasons. For example, prospective clients often take significant time evaluating our system and related services before making a purchase decision. Moreover, a prospective client who has placed an order for our system could decide to cancel that order or postpone installation of the ordered system. If a prospective client delays or cancels a scheduled system installation during any quarter, we may not be able to schedule a substitute system installation during that quarter. The amount of revenues that would have been generated from that installation will be postponed or lost. The possibility of delays or cancellations of scheduled system installations could cause our quarterly revenues to fluctuate.
The following factors may also affect demand for our products and services and cause our quarterly revenues to fluctuate:

•	changes in client budgets and purchasing priorities;

•	the ability of our clients to obtain financing for the purchase of our products;

•	the financial stability of our clients;

•	the specific mix of software, hardware and services in orders from clients;

•	the timing of new product announcements and product introductions by us and our competitors;

•	market acceptance of new products, product enhancements and services from us and our competitors;

•	product and price competition;

•	our success in expanding our sales and marketing programs;

•	the availability and cost of system components;

•	delay of revenue recognition to future quarters due to an increase in the sales of our remote access SaaS services;

•	the length of sales cycles and installation processes;

•	changes in revenue recognition or other accounting guidelines employed by us and/or established by the Financial Accounting Standards Board or other rulemaking bodies;

•	accounting policies concerning the timing of recognition of revenue;

•	personnel changes; and

•	general market and economic factors.
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
During 2017, we recognized revenue pursuant to Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 985-605, Software, Revenue Recognition, or ASC 985-605. As of January 1, 2018, we recognize revenue pursuant to FASB ASC Topic 606, Revenue from Contracts with Customers, or ASC 606. ASC 606 summarizes the FASB’s views in applying generally accepted accounting principles to revenue recognition in financial statements. There can be no assurance that application and subsequent interpretations of this pronouncement will not further modify our revenue recognition policies, or that such modifications would not adversely affect our operating results reported in any particular quarter or year.
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
Volatility may be caused by a number of factors including but not limited to:

•	actual or anticipated quarterly variations in operating results;

•	rumors about our performance, software solutions, or merger and acquisition activity;

•	changes in expectations of future financial performance or changes in estimates of securities analysts;

•	governmental regulatory action;

•	healthcare reform measures;

•	client relationship developments;

•	purchases or sales of Company stock;

•	changes occurring in the markets in general;

•	macroeconomic conditions, both nationally and internationally; and

•	other factors, many of which are beyond our control.
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
If we fail to maintain effective internal control over financial reporting, this may adversely affect investor confidence in our company and, as a result, the value of our common stock.
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
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2016 (under "Controls and Procedures"), our management concluded that, as of December 31, 2016, we had a material weakness in our internal control over financial reporting related to our business combination processes. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We have remediated the identified material weakness, but no assurances can be given that management will not identify in the future internal control deficiencies, with respect to business combination processes or otherwise, that constitute a material weakness in our internal control over financial reporting or that any such material weakness will be remediated in a timely fashion.
If we are unable to maintain effective internal control over financial reporting,or if our independent auditors determine that we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, also could restrict our future access to the capital markets.

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
We lease the remainder of our facilities in various locations in the United States, including: Fairhope, Alabama; Pottsville, Pennsylvania; Lanett, Alabama; Mobile, Alabama; Monroe, Louisiana; Denver, Colorado; Glenwood, Minnesota; Marshall, Minnesota; Minneapolis, Minnesota; and Ridgeland, Mississippi. The terms of these leases generally range in length from one to twelve years, and all of the leases contain options to incrementally extend the lease period. Two of our leases are set to expire in 2018 in the normal course. We do not expect difficulties in locating comparable facilities should we chose not to, or be otherwise unable to, extend one or more of our existing leases.
We do not anticipate the need to lease additional office space in 2018, as we expect that our existing facilities will be sufficient to meet our needs until the end of 2018 and beyond.

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
Market for CPSI Common Stock
As of March 12, 2018, there were approximately 100 registered holders of our common stock, as provided to us by our transfer agent. This number does not include the number of beneficial owners whose shares are held in "street" names by broker-dealers and other institutions who hold shares on behalf of their clients. As of March 12, 2018, there were 14,085,989 shares of common stock outstanding.
CPSI’s common stock is listed on the NASDAQ Global Select Market under the symbol "CPSI." The following table sets forth, for the calendar quarters indicated, the high and low sales prices per share for CPSI’s common stock on the NASDAQ Global Select Market, and the cash dividends declared per share in each such quarter:

	High	Low	Dividends Declared Per Share
2017
First Quarter	$29.00	$21.60	$0.25
Second Quarter	36.15	26.05	0.20
Third Quarter	32.85	27.60	0.30
Fourth Quarter	31.70	27.75	0.10
2016
First Quarter	$59.16	$47.14	$0.64
Second Quarter	54.09	37.10	0.64
Third Quarter	42.02	24.18	0.34
Fourth Quarter	26.71	18.25	0.24
The last reported sales price of CPSI’s common stock as reported on the NASDAQ Global Select Market on March 12, 2018 was $30.60.
Dividends
On November 2, 2017, the Company announced that our Board of Directors adopted a fixed dividend policy for the payment of quarterly dividends. The policy provides for dividends to be paid quarterly in an amount of $0.10 per share. During 2017, we paid quarterly dividends in the amount of $0.25. $0.20, $0.30, and $0.10, compared to 2016, when we paid quarterly dividends in the amount of $0.64. $0.64, $0.34, and $0.24. We believe that paying dividends is an effective way of providing an investment return to our stockholders and a beneficial use of our cash. However, the declaration of dividends by CPSI is subject to the discretion of our Board of Directors. Our Board of Directors will take into account such matters as general business conditions, capital needs, our financial results, available liquidity and such other factors as our Board of Directors may deem relevant. Additionally, the terms of our Credit Agreement restrict our ability to pay dividends. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources-Credit Agreement” included herein.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
(In thousands, except for per share data)	2017	2016	2015	2014	2013
INCOME DATA:
Total sales revenues	$276,927	$267,272	$182,174	$204,742	$200,863
Total costs of sales	125,630	130,012	87,716	90,795	89,534
Gross profit	151,297	137,260	94,458	113,947	111,329
Total operating expenses*	156,111	122,885	69,372	64,360	61,085
Operating income (loss)*	(4,814)	14,375	25,086	49,587	50,244
Total other income (expense)	(8,669)	(6,389)	405	152	466
Income (loss) before taxes*	(13,483)	7,986	25,491	49,739	50,710
Provision for income taxes	3,933	4,053	7,148	16,819	17,967
Net Income (loss)*	$(17,416)	$3,933	$18,343	$32,920	$32,743
Net income (loss) per share - basic*	$(1.27)	$0.29	$1.62	$2.94	$2.95
Net income (loss) per share - diluted*	$(1.27)	$0.29	$1.62	$2.94	$2.95
Weighted average shares outstanding:
Basic	13,419	13,255	11,083	11,026	10,998
Diluted	13,419	13,255	11,083	11,026	10,998
Cash dividends declared per common share	$0.85	$1.86	$2.56	$2.28	$2.04

	As of December 31,
	2017	2016	2015	2014	2013
BALANCE SHEET DATA
Cash and cash equivalents	$520	$2,220	$24,951	$23,792	$11,729
Working capital	17,028	13,604	57,136	63,355	51,301
Total assets	318,216	339,150	92,788	99,325	92,535
Total current liabilities	40,849	30,945	17,421	18,161	21,451
Total stockholders’ equity	136,086	157,970	75,366	80,781	69,083

* Year ended December 31, 2017 is inclusive of a $28.0 million ($2.09 per share) non-cash goodwill impairment expense.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Background
CPSI is a leading provider of healthcare solutions and services for community hospitals and other healthcare systems and post-acute care facilities. Founded in 1979, CPSI offers its products and services through four companies - Evident, LLC ("Evident"), TruBridge, LLC ("TruBridge"), Healthland Inc. ("Healthland"), and American HealthTech, Inc. ("AHT"). These combined companies are focused on helping improve the health of the communities we serve, connecting communities for a better patient care experience, and improving the financial operations of our customers. The individual contributions of each of these companies towards this combined focus are as follows:

•	Evident, formed in April 2015, provides a comprehensive acute care electronic health record ("EHR") solution, Thrive, and related services for community hospitals and their physician clinics.

•	Healthland provides a comprehensive acute care EHR solution, Centriq, and related services for community hospitals and their physician clinics.

•
TruBridge focuses on providing business management, consulting, and managed IT services along with its complete revenue cycle management ("RCM") solution for all care settings, regardless of their primary healthcare information solutions provider.

•	AHT provides a comprehensive post-acute care EHR solution and related services for skilled nursing and assisted living facilities.
Our companies currently support approximately 1,100 acute care facilities and approximately 3,500 post-acute care facilities with a geographically diverse customer mix within the domestic community healthcare market. Our customers primarily consist of community hospitals with 200 or fewer acute care beds, with hospitals having 100 or fewer beds comprising approximately 94% of our hospital EHR customer base.
We operate in three reportable segments: (1) Acute Care EHR, (2) Post-acute Care EHR and (3) TruBridge. See Note 17 to the consolidated financial statements included herein for additional information on our segment reporting.

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
Management Overview
Historically, we have primarily sought revenue growth through sales of healthcare IT systems and related services to existing and new customers within our target market, a strategy that has resulted in a ten-year compounded annual growth rate in legacy revenues (i.e., revenues related to our legacy Evident and TruBridge operations) of approximately 5.9% as of the end of our most recently completed fiscal year. Important to our potential for continued long-term revenue growth is our ability to sell new and additional products and services to our existing customer base, including cross-selling opportunities presented with the acquisition of HHI. We believe that as our combined customer base grows, the demand for additional products and services, including business management, consulting and managed IT services, will also continue to grow, supporting further increases in recurring revenues. We also expect to drive revenue growth from new product development that we may generate from our research and development activities.
January 2016 marked an important milestone for CPSI, as we announced the completion of our acquisition of Healthland Holding Inc. ("HHI"), the first major acquisition in the Company's history. This acquisition expanded our footprint for servicing acute care facilities and introduced us to the post-acute care segment, adding significantly to our already substantial recurring revenue base and further expanding our ability to generate organic recurring revenue growth through additional cross-selling opportunities now available within the combined company. We believe that the addition of HHI and its clients and products has enhanced and will continue to enhance our ability to grow our business and compete in the markets that we serve.
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
We also look to increase margins through cost containment measures where appropriate. For example, during 2016 we instituted several changes related to our employee benefits offerings, including a spousal carve-out for healthcare benefits. Additionally, during the first quarter of 2017 we instituted a limited-time, voluntary severance program offering those employees meeting certain predetermined criteria severance packages involving continuing periodic cash payments and healthcare benefits for varying periods, depending upon the individual's years of service with the Company. Lastly, the acquisition of HHI in January 2016 presented us with additional opportunities to leverage the greater operating efficiencies of the combined entity in order to drive further earnings and profitability growth in the future.
Turbulence in the U.S. and worldwide economies and financial markets impacts almost all industries. While the healthcare industry is not immune to economic cycles, we believe it is more significantly affected by U.S. regulatory and national health projects than by the economic cycles of our economy. Additionally, healthcare organizations with a large dependency on Medicare and Medicaid populations, such as community hospitals, have been affected by the challenging financial condition of the federal government and many state governments and government programs. Accordingly, we recognize that prospective hospital customers often do not have the necessary capital to make investments in information technology. Additionally, in response to these challenges, hospitals have become more selective regarding where they invest capital, resulting in a focus on strategic spending that generates a return on their investment. Despite these challenges, we believe healthcare information technology is often viewed as more strategically beneficial to hospitals than other possible purchases because the technology offers the possibility of a quick return on investment. Information technology also plays an important role in healthcare by improving safety and efficiency and reducing costs. Additionally, we believe most hospitals recognize that they must invest in healthcare information technology to meet current and future regulatory, compliance and government reimbursement requirements.
In recent years, there have been significant changes to provider reimbursement by the U.S. federal government, followed by commercial payers and state governments. There is increasing pressure on healthcare organizations to reduce costs and increase quality while replacing fee-for-service in part by enrolling in an advanced payment model. This pressure could further encourage adoption of healthcare IT and increase demand for business management, consulting, and managed IT services as the future success of these healthcare providers is greatly dependent upon their ability to engage patient populations and to coordinate patient care across a multitude of settings, while optimizing operating efficiency along the way.
American Recovery and Reinvestment Act of 2009
While ongoing financial challenges facing healthcare organizations have impacted and are expected to continue to impact the community hospitals that comprise our target market, we believe that the reduced reimbursement under the American Recovery and Reinvestment Act of 2009 (the "ARRA") for those providers failing to adopt qualifying EHRs will continue to support demand for healthcare information technology and will have a positive impact on our business prospects through at least 2018.
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

Similarly, compliance with the meaningful use rules has accelerated the purchases of incremental applications by our existing customers. Consequently, our penetration rates within our existing customer base for our current menu of applications have increased significantly under the ARRA, thereby significantly narrowing the market for add-on sales to existing customers. On August 2, 2017, the Centers for Medicare and Medicaid Services (“CMS”) announced a final rule that effectively delayed the requirement for stage three compliance from January 1, 2018 to January 1, 2019. While we believe that the stage three requirements provide a significant opportunity for add-on sales revenues through 2018, the delay by CMS is expected to delay some of the contract revenues we previously anticipated and there is a risk of further delays or reductions in the regulatory requirements imposed on hospitals, which could have an adverse effect on our revenues.
Although we are pursuing other strategic initiatives designed to result in system sales revenue growth in the future in the form of selective expansion into English-speaking international markets, selective expansion within the 100 to 200 bed hospital market, and continued development of new software applications such as our Business Intelligence solution which provides community hospital leaders valuable insight into financial, operational, and clinical data, there can be no guarantee that such initiatives will prove successful or will benefit the Company in a sufficiently timely fashion to offset the short-term effects of the aforementioned narrowing markets.
2017 Financial Overview
We generated revenues of $276.9 million from the sale of our products and services during 2017, compared to $267.3 million during 2016, an increase of 3.6% that is primarily attributed to TruBridge customer growth and meaningful use stage 3 implementations. We view sales of TruBridge solutions within our existing EHR client base as our leading performance indicator. Our net income (loss) decreased to a loss of $17.4 million from income of $3.9 million in 2016 primarily due to a $28.0 million goodwill impairment charge for our post-acute care EHR reporting unit. Our operating income (loss) decreased by 133.5%, from income of $14.4 million in 2016 to a loss of $4.8 million, primarily due to the aforementioned goodwill impairment partially offset by realized synergies resulting from the 2016 acquisition of HHI. Net cash provided by operating activities increased $21.5 million, from $2.1 million provided by operations for 2016 to $23.6 million provided by operations for 2017. This increase is primarily due to a $6.7 million increase in net income, exclusive of the non-cash goodwill impairment charge, and cash-advantageous changes in working capital.
We did not identify any events or circumstances that would require interim goodwill impairment testing prior to October 1, 2017. Based on our assessment as of October 1, 2017, we determined that there was no impairment of goodwill for our Acute Care EHR and TruBridge reporting units. We also determined as of October 1, 2017, that it was more likely than not that we did not have an impairment of our Post-acute Care EHR reporting unit. During the fourth quarter of 2017, the cumulation of events, including anticipated attrition of significant customer accounts and a product development acceleration investment plan in our Post-acute Care EHR software, triggered management to re-assess future discounted cash flow projections for the Post-acute Care EHR reporting unit. The result of our fair value assessment, with the assistance a third-party valuation expert, resulted in a preliminary conclusion on January 12, 2018. The valuation assessment, which applied a combination of the income and market valuation approach, measured the reporting unit's fair value less than the reporting unit's carrying value and a goodwill impairment of $28.0 million was recorded against our Post-acute Care EHR reporting unit as of December 31, 2017.
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
During 2017, total financing receivables increased by $15.5 million, which had a significant impact on operating cash flow. The increase in financing arrangements is primarily due to two reasons. First, meaningful use stage 3 installations are primarily financed through short-term payment plans. Second, competitor financing options, primarily through accounts receivables management collections and cloud EHR arrangements, have applied pressure to reduce initial customer capital investment requirements for new EHR installations, leading to the offering of long-term lease options.
We have also historically made our software applications available to customers through "Software as a Service" or "SaaS" configurations, including our Cloud Electronic Health Record ("Cloud EHR") offering. These offerings are attractive to some customers because this configuration allows them to obtain access to advanced software products without a significant initial capital outlay. We have experienced a substantial increase in the prevalence of such SaaS arrangements for new system installations and add-on sales to existing customers since 2015, a trend we expect to continue for the foreseeable future. Unlike our historical perpetual license arrangements under which the related revenue is recognized effectively upon installation, the SaaS arrangements result in revenue being recognized monthly as the services are provided over the term of the arrangement. As a result, the effect of this trend on the Company's financial statements is reduced system sales revenues during the period of installation in exchange for increased recurring periodic revenues (reflected in system sales and support revenues) over the term of the SaaS arrangement.
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
TruBridge. Our business management services include electronic billing, insurance services, statement processing, accounts receivable management, payroll processing, and contract management. Most of these business management services are sold pursuant to one-year customer agreements, with automatic one-year renewals until terminated. Additional services include hosting, backup recovery, medical coding, IT and business improvement consulting and other consulting and managed IT services if needed. Revenues from business management, consulting and managed IT services are recognized when these services are performed.
Reference is made to Note 2 to the consolidated financial statements included herein for additional discussion of our revenue recognition policies.
Costs of Sales
System Sales and Support. The principal costs associated with the sale and implementation of and training related to our Acute Care and Post-acute Care EHR software systems and related support services are employee salaries, travel expenses, third-party software costs and certain other overhead expenses. These costs are expensed as incurred. For the sale of equipment, we incur costs to acquire these products from the respective distributors or manufacturers. The costs related to the acquisition of equipment are capitalized into inventory and expensed upon the sale of the equipment utilizing the average cost method. The principal costs associated with our system support and maintenance services are employee salaries, benefits, procurement costs related to forms and supplies, and certain other overhead expenses. These costs are expensed as incurred.
TruBridge. The principal cost related to our statement processing services is third party processing costs. The principal costs related to our other business management, consulting and managed IT services are employee-related expenses, such as salaries and benefits, and telecommunication fees.

Results of Operations
The following table sets forth certain items included in our results of operations for each of the three years in the period ended December 31, 2017, expressed as a percentage of our total revenues for these periods:

	Year ended December 31,
	2017		2016		2015
(In thousands)	Amount	% Sales	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
System sales and support:
Acute Care EHR	$164,228	59.3%	$159,146	59.5%	$118,385	65.0%
Post-acute Care EHR	24,033	8.7%	26,519	9.9%	—	—%
Total system sales and support	188,261	68.0%	185,665	69.5%	118,385	65.0%
TruBridge	88,666	32.0%	81,607	30.5%	63,789	35.0%
Total sales revenues	276,927	100.0%	267,272	100.0%	182,174	100.0%
Costs of sales:
System sales and support:
Acute Care EHR	68,513	24.7%	74,746	28.0%	52,500	28.8%
Post-acute Care EHR	7,481	2.7%	9,610	3.6%	—	—%
Total system sales and support	75,994	27.4%	84,356	31.6%	52,500	28.8%
TruBridge	49,636	17.9%	45,656	17.1%	35,216	19.3%
Total costs of sales	125,630	45.4%	130,012	48.6%	87,716	48.1%
Gross profit	151,297	54.6%	137,260	51.4%	94,458	51.9%
Operating expenses:
Product development	37,761	13.6%	32,621	12.2%	14,229	7.8%
Sales and marketing	33,021	11.9%	27,194	10.2%	18,333	10.1%
General and administrative	46,923	16.9%	52,888	19.8%	36,810	20.2%
Amortization of acquisition-related intangibles	10,406	3.8%	10,182	3.8%	—	—%
Goodwill impairment	28,000	10.1%	—	—%	—	—%
Total operating expenses	156,111	56.4%	122,885	46.0%	69,372	38.1%
Operating income (loss)	(4,814)	(1.7)%	14,375	5.4%	25,086	13.8%
Other income (expense):
Other income	407	0.1%	220	0.1%	405	0.2%
Loss on extinguishment of debt	(1,340)	(0.5)%	—	—%	—	—%
Interest expense	(7,736)	(2.8)%	(6,609)	(2.5)%	—	—%
Total other income (expense)	(8,669)	(3.1)%	(6,389)	(2.4)%	405	0.2%
Income (loss) before taxes	(13,483)	(4.9)%	7,986	3.0%	25,491	14.0%
Provision for income taxes	3,933	1.4%	4,053	1.5%	7,148	3.9%
Net income (loss)	$(17,416)	(6.3)%	$3,933	1.5%	$18,343	10.1%

2017 Compared to 2016
Revenues. Total revenues for the year ended December 31, 2017 increased 3.6%, or $9.7 million, compared to the year ended December 31, 2016.
System sales and support revenues, consisting of the Acute Care EHR and Post-acute Care EHR segments, increased by 1.4%, or $2.6 million, from the year ended December 31, 2016. System sales and support revenues were comprised of the following for the year ended December 31, 2017 and 2016:

	Year ended December 31,
(In thousands)	2017	2016
Recurring system sales and support revenues (1)
Acute Care EHR	$113,056	$117,482
Post-acute Care EHR	20,122	20,082
Total recurring system sales and support revenues	133,178	137,564
Non-recurring system sales and support revenues (2)
Acute Care EHR	51,172	41,665
Post-acute Care EHR	3,911	6,436
Total non-recurring system sales and support revenues	55,083	48,101
Total system sales and support revenue	$188,261	$185,665

(1) Mostly comprised of support and maintenance, third-party subscriptions, and SaaS revenues.

(2) Mostly comprised of installation revenues from the sale of our acute and post-acute care EHR solutions and related applications under a perpetual (non-subscription) licensing model.
Nonrecurring Acute Care EHR system sales and support revenues increased $9.5 million, or 22.8%, primarily as Evident's new installations and add-on volumes increased by $10.5 million, or 33.6%, partially offset by a $1.0 million decrease in Healthland's nonrecurring revenue. Related to Evident's new system installation volumes, we went live with our Thrive EHR solution at 29 new hospital clients during 2017 (three of which were under a Cloud EHR arrangement, under which the related costs are all captured in the period of the installation with the resulting revenue recognized ratably over the contractual term as the services are provided) compared to 21 new hospital clients during 2016 (five of which were under a Cloud EHR arrangement), with a resulting revenue increase of $2.4 million. Evident's add-on sales increased $8.1 million due to installations related to meaningful use stage three compliance. These increases were partially offset by a decrease in nonrecurring Post-acute Care EHR revenues of $2.5 million, or 39.2%, compared with 2016, as a result of slowing new installation bookings due to aggressive competition and the need for technological improvement in the AHT products.
Recurring Acute Care EHR system sales and support revenues decreased $4.4 million, or 3.8%. Our recently acquired Healthland customer base contains a heavy concentration of calendar year-end support and maintenance renewal terms. As a result, the majority of the revenue impact related to Healthland attrition through 2016 customer support terminations did not materialize until 2017. Post-acute Care EHR recurring revenues remained relatively flat compared to 2016.
TruBridge revenues increased 8.6%, or $7.1 million, from 2016. Our hospital customers operate in an environment typified by rising costs and increased complexity and are increasingly seeking to alleviate themselves of the ever-increasing administrative burden of operating their own business office functions, resulting in an expanded customer base for our accounts receivable management services (increasing 11.1%, or $2.6 million). Our insurance services revenues increased 8.7%, or $1.6 million, as our 2016 acquisition of HHI exposed Rycan’s solutions to a broader and more robust sales channel. Our IT managed services revenues have increased 14.2%, or $1.3 million, as we continue to see increasing demand for remote hosting for our acute and post-acute care EHR solutions. Our medical coding services have increased 59.6%, or $2.3 million, as new key customers have been added. These increases were partially offset by a decrease in nonrecurring consulting services of $0.6 million, or 14.8%.
Costs of Sales. Total costs of sales decreased by 3.4%, or $4.4 million, from 2016. As a percentage of total revenues, costs of sales decreased from 48.6% in 2016 to 45.4% in 2017.

Costs of Acute Care EHR system sales and support decreased by 8.3%, or $6.2 million, from 2016 primarily due to the realization of planned HHI acquisition synergies over the past two years, coupled with expected declining Healthland installation volumes. As a result, the gross margin on Acute Care EHR system sales and support increased to 58.3% 2017 from 53.0% 2016.
Costs of Post-acute Care EHR system sales and support decreased by 22.2%, or $2.1 million, from 2016, primarily due to decreased payroll costs of $1.2 million, or 22.3%, as the realization of HHI acquisition synergies over the trailing twelve months have resulted in a decrease in associated headcount. Third party software costs, hardware costs, and travel costs decreased by a total of $0.9 million due to the decreased installation volume mentioned above. The gross margin on Post-acute Care EHR systems sales and support increased to 68.9% in 2017, from 63.8% in 2016.
Our costs of sales associated with TruBridge increased 8.7%, or $4.0 million, in 2017 with the largest contributing factor being an increase in payroll and related costs of 14.0%, or $4.0 million, as a result of adding more employees during the trailing twelve months in order to support and develop our growing customer base and increase capacity in advance of anticipated future increases in demand. The gross margin on these services decreased slightly to 44.0% in 2017 from 44.1% in 2016 as a result of the aforementioned headcount increases to support a growing customer base.
Product Development Costs. Product development costs consist primarily of compensation and other employee-related costs (including stock-based compensation) and infrastructure costs incurred, but not capitalized, for new product development and product enhancements. Product development costs increased 15.8%, or $5.1 million, from 2016, as a result of increased headcount dedicated to functionality additions and enhancements across the product lines, as well as integration across product lines.
Sales and Marketing Expenses. Sales and marketing expense increased 21.4%, or $5.8 million, from 2016, with the largest contributing factor being a $4.9 million increase in commission expense resulting from the aforementioned increase in Evident’s new system implementation and add-on volumes, including Cloud EHR arrangements and related revenues and continued bookings growth for TruBridge.
General and Administrative Expenses. General and administrative expenses decreased 11.3%, or $6.0 million, from 2016, primarily due to $8.2 million in HHI transaction costs during 2016 with none in 2017. This decrease was partially offset by an increase of $0.4 million in employee health claims, a $0.6 million increase in stock compensation, and a $1.2 million increase in bad debt expense, as our exposure to financially distressed clients increased during 2017, resulting in increased customer-specific reserves. The proliferation of customer financing has greatly increased our balance sheet risk, necessitating an increase in related general reserves.
Amortization of Acquisition-Related Intangibles. Amortization expense associated with acquisition-related intangible assets increased $0.2 million due to the HHI acquisition taking place in January 2016; therefore, a full year of amortization did not occur during 2016.
Goodwill Impairment. During the fourth quarter of 2017, the cumulation of events, including anticipated attrition of significant customer accounts and a product development acceleration investment plan in our Post-acute Care EHR software, triggered management to re-assess future discounted cash flow projections for the Post-acute Care EHR reporting unit. A goodwill impairment of $28.0 million was recorded against our Post-acute Care EHR reporting unit as of December 31, 2017. There was not an impairment during 2016.
Total Operating Expenses. As a percentage of total revenues, total operating expenses increased to 56.4% in 2017 compared to 46.0% in 2016. Excluding the aforementioned non-cash $28.0 million goodwill impairment expense, as a percentage of total revenues, total operating expenses increased to 46.3% in 2017 compared to 46.0% in 2016.
Total Other Income (Expense). Total other expense increased from an expense of $6.4 million during 2016 to an expense of $8.7 million during 2017, as we recognized a $1.3 million loss on extinguishment of debt. We partially expensed the capitalized loan fees associated with our Credit Facilities, which were refinanced during 2017. In addition, market conditions in 2017 have resulted in increased interest rates paid on our variable-rate debt obligations.
Income (loss) Before Taxes. As a result of the foregoing factors, income before taxes decreased by 268.8%, or $21.5 million, from 2016.
Provision for Income Taxes. Our effective income tax rates for 2017 and 2016 were (29.2)% and 50.8%, respectively. Our effective tax rate for the year ended December 31, 2017 was significantly impacted by tax shortfalls related to stock-based compensation resulting from our adoption of ASU 2016-09, the non-deductible nature of our goodwill impairment charges, and the effect of recent tax reform legislation. These three factors combined for a net $8.8 million expense during 2017, impacting the period's effective tax rate by approximately 65.2%. Our effective tax rate for the year ended December 31, 2016 was uncharacteristically high, primarily due to permanent non-deductible acquisition transaction costs of $3.8 million.
Net Income (loss). Net income (loss) for 2017 decreased by $21.3 million to a net loss of $17.4 million, or $1.27 loss per basic and diluted share, compared with net income of $3.9 million, or $0.29 per basic and diluted share, for 2016. Net loss represented 6.3% of revenue for 2017, compared to net income representing 1.5% of revenue for 2016.
2016 Compared to 2015
Revenues. Total revenues for the year ended December 31, 2016 increased 46.7%, or $85.1 million, compared to the year ended December 31, 2015. This was largely attributable to $86.6 million of revenue contributions from the acquisition of HHI.
System sales and support revenues, consisting of the Acute Care EHR and Post-acute Care EHR segments, increased by 56.8%, or $67.3 million, from the year ended December 31, 2015. This increase was largely attributable to $73.1 million of revenue contributions from the acquisition of HHI. System sales and support revenues were comprised of the following for the year ended December 31, 2016 and 2015:

	Year ended December 31,
(In thousands)	2016	2015
Recurring system sales and support revenues (1)
Acute Care EHR	$117,482	$79,477
Post-acute Care EHR	20,082	—
Total recurring system sales and support revenues	137,564	79,477
Non-recurring system sales and support revenues (2)
Acute Care EHR	41,665	38,908
Post-acute Care EHR	6,436	—
Total non-recurring system sales and support revenues	48,101	38,908
Total system sales and support revenue	$185,665	$118,385

(1) Mostly comprised of support and maintenance, third-party subscriptions, and SaaS revenues.

(2) Mostly comprised of installation revenues from the sale of our acute and post-acute care EHR solutions and related applications under a perpetual (non-subscription) licensing model.
Nonrecurring Acute Care EHR system sales and support revenues increased $2.8 million, or 7.1%, primarily due to $10.4 million of revenue contribution from the acquisition of HHI. The contribution of Healthland was partially offset as Evident’s new installation and add-on revenues decreased $7.6 million, or 19.5%, as add-on sales to existing customers for the Company's Emergency Department and Thrive Provider EHR solutions experienced a decline due to lower installation volumes during 2016. Related to the market for new system installations, Evident completed financial and patient accounting system installations at 21 new hospital clients in 2016 (five of which were under Cloud EHR or other SaaS arrangements) compared to 16 during 2015 (eight of which were under Cloud EHR or other SaaS arrangements). Despite the increase in non-Cloud EHR new system installation activity, the related revenues remained relatively unchanged as the average installation value decreased from 2015. Post-acute Care EHR nonrecurring revenue, all attributable to the HHI acquisition, contributed $6.4 million of revenue during 2016.
Recurring Acute Care EHR system sales and support revenues increased $38.0 million, or 47.8%. The acquisition of HHI contributed $36.3 million of recurring revenues. The remainder of the increase came from the Evident customer base, resulting in a $1.7 million, or 2.2% increase, primarily due to newly installed and add-on software support fees. Recurring Post-acute Care EHR system sales and support revenues contributed $20.1 million in 2016 as a result of the acquisition of HHI.

TruBridge revenues increased 27.9%, or $17.8 million, primarily due to $13.4 million of revenues attributable to the HHI acquisition, mostly generated through the Rycan RCM solution ($8.0 million) and hosting services ($4.2 million). TruBridge-legacy increased 6.9%, or $4.4 million. Our hospital clients operate in an environment typified by rising costs and increased complexity and are increasingly seeking to alleviate themselves of the ever increasing administrative burden of operating their own business office functions, resulting in an expanded customer base for our private pay services (increasing 5.9%, or $0.8 million) and accounts receivable management services (increasing 11.9%, or $2.5 million). Additionally, the added complexity of the medical coding environment facing healthcare providers since ICD-10 became effective on October 1, 2015 has resulted in a substantial increase in demand for our medical coding services, resulting in an increase in these revenues of 79.4%, or $1.7 million. These increases were partially offset by a decrease of 59.0%, or $0.5 million, in health management consulting reflecting the 2015 ICD-10 compliance deadline.
Costs of Sales. Total costs of sales increased by 48.2%, or $42.3 million. The increase was mostly attributable to $42.4 million of cost of sales contributions from the acquisition of HHI. As a percentage of total revenues, costs of sales increased from 48.1% to 48.6%.
Costs of Acute Care EHR system sales and support increased by 42.4%, or $22.2 million due mostly to $26.3 million of costs of sales contributions from Healthland, partially offset by a 7.6%, or $4.0 million, decrease in costs related to Evident operations, mostly the result of decreased payroll and related costs due to managed attrition in the trailing twelve months and decreased travel costs associated with the aforementioned decrease in add-on sales for Evident. The gross margin for Acute Care EHR system sales and support decreased to 53.0% from 55.7%, primarily due to the margin profile associated with the Healthland system sales and support revenues. The gross margin on system sales and support generated by Healthland operations was 43.7% in 2016. Comparably, the gross margin on system sales and support generated by Evident operations was 56.9% during 2016, increasing slightly from 55.7% in 2015. The difference between the system sales and support gross margins of Healthland operations and Evident operations is the byproduct of a decreased support customer base for Healthland compared to Evident, resulting in a sales mix for Healthland that is more heavily weighted towards the more cost-intensive system sales revenues.
Costs of Post-acute Care EHR system sales and support were $9.6 million in 2016, all attributable to the HHI acquisition. Gross margin on Post-acute Care EHR systems sales and support was 63.8% in 2016.
Our costs associated with TruBridge increased 29.6%, or $10.4 million, with the acquisition of HHI contributing $7.1 million in 2016. The largest contributing factor for the increase in cost of sales to TruBridge-legacy was an increase in payroll and related costs of 23.6%, or $4.9 million, as a result of adding more employees during the trailing twelve months in order to support and develop our growing customer base and increase capacity in advance of anticipated future increases in demand. The increase in payroll costs was partially offset by a decrease of 61.5%, or $1.7 million, in temporary labor costs during 2016 due to intentional efforts to fulfill our incremental labor needs through direct hiring as opposed to contract or temporary labor. The gross margin on these services decreased to 44.1% in 2016, from 44.8% in 2015. This margin compression is primarily due to headcount growth related to our accounts receivable management services outpacing the related revenue growth, as recent bookings had not fully converted into revenues as of December 31, 2016, but nevertheless required immediate investment in capacity.
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
Sales and Marketing Expenses. Sales and marketing expense increased 48.3%, or $8.9 million, with the largest contributing factor being $7.1 million of contributions from the acquisition of HHI. Additionally, payroll and related costs and travel costs associated with our CPSI-legacy operations increased a combined $1.8 million due to the expansion of our sales force.
General and Administrative Expenses. General and administrative expenses increased 43.7%, or $16.1 million, with the largest contributing factor being $8.2 million of transaction costs in 2016 associated with our acquisition of HHI compared to $3.0 million in 2015. Other contributing factors were $1.8 million increase in payroll expenses, a $3.5 million increase in employee health expenses, a $0.8 million increase in legal and accounting expenses, a $0.7 million increase in retirement plan benefits, a $1.7 million increase in rent expenses, a $1.2 million increase in utilities, and a $0.5 million increase due to an added user group conference, all related to the HHI acquisition. In addition, despite $1.9 million in bad debt recoveries related to HHI pre-acquisition receivables, bad debt increased $1.3 million in 2016 primarily due to increased accounts receivable from the inclusion of HHI and severe collectability determinations related to two customers filing bankruptcy.

Amortization of Acquisition-Related Intangibles. Amortization expense associated with acquisition-related intangible assets were new to the Company during 2016 as a result of the HHI acquisition, resulting in $10.2 million of expenses.
Total Operating Expense. As a percentage of total revenues, total operating expenses increased to 46.0% in 2016 compared to 38.1% in 2015.
Total Other Income (Expense). Total other income (expense) decreased from income of $0.4 million during 2015 to expense of $6.4 million during 2016, as the debt obligations entered into to facilitate the acquisition of HHI resulted in interest expense of $6.6 million during 2016, with no such expense during 2015, as the Company had no outstanding debt obligations during the 2015 period.
Income (loss) Before Taxes. As a result of the foregoing factors, income before taxes decreased by 68.7%, or $17.5 million, from 2015.
Provision for Income Taxes. Our effective tax rate for 2016 and 2015 were 50.8% and 28.0%, respectively. During 2015, we recorded beneficial adjustments related to our reserves for uncertain tax positions due to then-recent developments in the examination by the Internal Revenue Service of our federal returns for tax years 2004 through 2009, primarily in relation to research credits claimed on those returns. These beneficial adjustments reduced the effective tax rate for 2015 by 4.8%. Comparatively, during 2016, the identification of nondeductible facilitative transaction costs has resulted in combined additional income tax expense of $1.4 million, increasing the period's effective tax rate by 17.7%.
Net Income (loss). Net income for 2016 decreased by 78.5%, or $14.4 million, to net income of $3.9 million, or $0.29 per basic and diluted share, compared with net income of $18.3 million, or $1.62 per basic and diluted share, for 2015. Net income represented 1.5% of revenue for 2016, compared to 10.1% of revenue for 2015.
Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2017, our principal sources of liquidity consisted of cash and cash equivalents of $0.5 million and our remaining borrowing capacity under the Amended Revolving Credit Facility (as defined below) compared to $2.2 million of cash and cash equivalents as of December 31, 2016. As noted previously, we completed our acquisition of HHI in January 2016. In conjunction with the acquisition, we entered into a syndicated credit agreement (the "Previous Credit Agreement"), described further below, with Regions Bank ("Regions") serving as administrative agent, which provided for a $125 million term loan facility (the "Previous Term Loan Facility") and a $50 million revolving credit facility (the "Previous Revolving Credit Facility" and, together with the Previous Term Loan Facility, the "Previous Credit Facilities"). The cash portion of the purchase price for our acquisition of HHI was primarily funded by the $125 million Previous Term Loan Facility and $25 million borrowed under the Previous Revolving Credit Facility.
On October 13, 2017, we entered into a Second Amendment (the "Second Amendment") to the Previous Credit Agreement (the "Amended Credit Agreement"), dated as of January 8, 2016, to refinance and decrease the aggregate committed size of the credit facilities from $175 million to $162 million, which included a $117 million term loan facility (the "Amended Term Loan Facility") and a $45 million revolving credit facility (the "Amended Revolving Credit Facility" and, together with the Amended Term Loan Facility, the "Amended Credit Facilities"). On February 8, 2018 we entered into a Third Amendment (the "Third Amendment") to the Amended Credit Agreement to increase the aggregate principle amount of the Amended Credit Facilities from $162 million to $167 million, which includes the $117 million Amended Term Loan Facility and a $50 million Amended Revolving Credit Facility.
As of December 31, 2017, we had $143.5 million in principle amount of indebtedness outstanding under the Amended Credit Facilities. We believe that our cash and cash equivalents of $0.5 million as of December 31, 2017, our future operating cash flows and our remaining borrowing capacity under the Amended Revolving Credit Facility of $17.0 million as of December 31, 2017, taken together, provide adequate resources to fund ongoing cash requirements for the next twelve months. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of filing of this Form 10-K. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

Operating Cash Flow Activities
2017 Compared to 2016. Net cash provided by operating activities increased $21.5 million, from $2.1 million provided by operations for 2016 to $23.6 million provided by operations for 2017. This increase is primarily due to net income, exclusive of non-cash goodwill impairment charges, which increased $6.7 million, and cash-advantageous changes in working capital. During 2016, we invested heavily in improving the working capital of the HHI entities post-acquisition in order to normalize the aging of vendor payables and improve acquired vendor relationships, resulting in a combined cash outflow related to changes in accounts payable and other liabilities of $12.8 million during 2016. Comparatively, the timing of vendor payments during 2017 resulted in expansion of these liabilities and a resulting benefit to cash flows of $6.8 million, for a total beneficial swing in cash flows from these working capital components of $19.7 million.
Additionally, our acquisition of HHI in January 2016 included significant deferred revenue balances, the amortization of which benefited revenues during 2016 with no corresponding cash benefit. Conversely, deferred revenue balances grew during 2017 due to a high volume of advance billings for third party subscriptions, providing cash benefits with no related revenue impact. These deferred revenue dynamics alone resulted in a $16.5 million improvement in cash flows as displayed in the consolidated statement of cash flows.
These cash flow improvements have been partially offset by an increasing level of customer financing arrangements for the purchase of our EHR systems. The increase in financing arrangements is primarily due to two reasons. First, meaningful use stage 3 installations are primarily financed through short-term payment plans. Second, competitor financing options, primarily accounts receivables management collections and cloud EHR arrangements, have applied pressure to reduce initial customer capital investment requirements for new EHR installations, leading to the offering of long-term lease options. During 2017 financing receivables expanded by $17.3 million compared to a $1.5 million contraction during 2016.
2016 Compared to 2015. Net cash provided by operating activities decreased 93.3%, or $28.8 million, from $30.9 million provided by operations for 2015 to $2.1 million provided by operations for 2016, primarily due to the impact of the HHI acquisition. During 2016, we invested heavily in improving the working capital of the HHI entities post-acquisition in order to normalize the aging of vendor payables and improve acquired vendor relationships, resulting in a combined cash outflow related to changes in accounts payable and other liabilities of $12.8 million in 2016, whereas the movement of these working capital components improved operating cash flows by $1.3 million in 2015. Additionally, the acquisition of HHI included significant deferred revenue balances at the date of acquisition, for which the subsequent revenue recognition had no benefit to our operating cash flows. Consequently, our operating cash flows were negatively affected by the net impact of deferred revenue balances in the amount of $13.7 million, compared to this impact during 2015 of $2.1 million. Lastly, the Company incurred $8.2 million of transaction costs, the vast majority of which were in cash, associated with the HHI acquisition during 2016, with only $3.0 million of such costs during 2015.
Investing Cash Flow Activities
2017 Compared to 2016. Net cash used in investing activities decreased to $0.7 million in 2017 from $151.8 million used during 2016. We utilized cash (net of cash acquired) of $162.6 million for the acquisition of HHI during 2016, partially offset by sales of investments in available-for-sale securities of $10.9 million during this period.
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
Financing Cash Flow Activities
2017 Compared to 2016. During 2017, our financing activities used net cash of $24.6 million, as we paid $12.8 million in long term debt principal and we declared and paid dividends in the amount of $11.6 million. Financing cash flow activities provided $127.0 million during 2016, primarily due to the proceeds of the aforementioned credit facility of $156.4 million partially offset by $25.1 million cash paid in dividends.
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
2016 Compared to 2015. During 2016, our financing activities provided net cash of $127.0 million, as net proceeds of $146.6 million from our Credit Agreement were used to fund a portion of the HHI purchase price. We withdrew an additional $10.0 million from the Revolving Credit Facility to fund the aforementioned investments in HHI working capital. We declared and paid dividends in the amount of $25.1 million in 2016. Financing cash flow activities in 2015 were primarily limited to the payment of $28.9 million in dividends.
Credit Agreement
As noted above, in conjunction with our acquisition of HHI in January 2016, we entered into the Previous Credit Agreement which provided for the $125 million Previous Term Loan Facility and the $50 million Previous Revolving Credit Facility. On October 13, 2017, the Company entered into the second Amendment to refinance and decrease the aggregate committed size of the credit facilities from $175 million to $162 million, which included the $117 million Amended Term Loan Facility and the $45 million Amended Revolving Credit Facility. On February 8, 2018, the Company entered into the Third Amendment to increase the aggregate principle amount of the credit facilities from $162 million to $167 million, which includes the $117 million Amended Term Loan Facility and a $50 million Amended Revolving Credit Facility. As of December 31, 2017, we had $115.5 million in principal amount outstanding under the Amended Term Loan Facility and $28.0 million outstanding under the Amended Revolving Credit Facility. In addition to decreasing the aggregate size of the credit facilities, and as described in more detail below, the Second Amendment:
•extended the maturity date of the credit facilities to October 13, 2022;
•increased the maximum consolidated leverage ratio with which CPSI must comply;
•decreased the interest rates for LIBOR rate loans and base rate loans and the letter of credit fee;
•decreased the commitment fee; and

•	temporarily increased the percentage of excess cash flow (minus certain specified other payments) that must be used to prepay the credit facilities.
Each of the Previous Credit Facilities bore interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted LIBOR rate for the relevant interest period, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate plus one percent per annum, or (3) a combination of (1) and (2). The applicable margin ranged from 2.25% to 3.50% for LIBOR loans and 1.25% to 2.50% for base rate loans, in each case based on our consolidated leverage ratio (as defined in the Amended Credit Agreement). Interest on the outstanding principal of the Previous Term Loan Facility and interest on borrowings under the Previous Revolving Credit Facility was payable on the last day of each month, in the case of each base rate loan, and on the last day of each interest period (but no less frequently than every three months), in the case of LIBOR loans. Principal payments on the Previous Term Loan Facility were due on the last day of each fiscal quarter beginning March 31, 2016, with quarterly principal payments of approximately $0.8 million in 2016, approximately $1.6 million in 2017, approximately $2.3 million in 2018, approximately $3.1 million in 2019 and approximately $3.9 million in 2020, with the remainder due at maturity on January 8, 2021 or such earlier date as the obligations under the Previous Credit Agreement become due and payable pursuant to the terms of the Credit Agreement (the “Previous Maturity Date”).
The Previous Revolving Credit Facility included a $5 million swingline sublimit, with swingline loans bearing interest at the alternate base rate plus the applicable margin. Any principal outstanding under the Previous Revolving Credit Facility was due and payable on the Previous Maturity Date.
Each of the Amended Credit Facilities continues to bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted LIBOR rate for the relevant interest period, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate plus one percent per annum, or (3) a combination of (1) and (2). The applicable margin range for LIBOR loans and the letter of credit fee ranges from 2.00% to 3.50%. The applicable margin range for base rate loans ranges from 1.00% to 2.50%, in each case based on the Company's consolidated leverage ratio.
Principal payments with respect to the Amended Term Loan Facility are due on the last day of each fiscal quarter beginning December 31, 2017, with quarterly principal payments of approximately $1.46 million through September 30, 2019, approximately $2.19 million through September 30, 2021 and approximately $2.93 million through September 30. 2022, with the maturity on October 13, 2022 or such earlier date as the obligations under the Amended Credit Agreement become due and payable pursuant to the terms of the Amended Credit Agreement (the "Amended Maturity Date"). Any principal outstanding under the Amended Revolving Credit Facility is due and payable on the Amended Maturity Date.
Both the Previous Credit Facilities and Amended Credit Facilities are secured pursuant to a Pledge and Security Agreement, dated January 8, 2016, among the parties identified as obligors therein and Regions, as collateral agent (the “Security Agreement”), on a first priority basis by a security interest in substantially all of the tangible and intangible assets (subject to certain exceptions) of the Company and certain subsidiaries of the Company, as guarantors (collectively, the “Subsidiary Guarantors”), including certain registered intellectual property and the capital stock of certain of the Company’s direct and indirect subsidiaries. Our obligations under the Amended Credit Agreement are also guaranteed by the Subsidiary Guarantors.
The Previous Credit Agreement provided incremental facility capacity of $50 million, subject to certain conditions. The Amended Credit Agreement, as amended by the Third Amendment, also provides incremental facility capacity of $50 million, subject to certain conditions. Both the Previous and Amended Credit Agreements include a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. Both the Previous and Amended Credit Agreements require the Company to maintain a minimum fixed charge coverage ratio of 1.25:1.00 throughout the duration of such agreement. Under the Previous Credit Agreement, the Company was required to comply with a maximum consolidated leverage ratio of 3.50:1.00 through September 30, 2017, 3.00:1.00 from October 1, 2017 through September 30, 2018, and 2.50:1.00 thereafter. The Amended Credit Agreement increased the maximum consolidated leverage ratio with which the Company must comply to 3.95:1.00 through December 31, 2017 and 3.50:1.00 from January 1, 2018 and thereafter. The Previous and Amended Credit Agreements also contain customary representations and warranties, affirmative covenants and events of default. We believe that we were in compliance with the covenants contained in the Amended Credit Agreement as of December 31, 2017.
The Previous Credit Agreement required the Company to mandatorily prepay the Previous Credit Facilities with (i) 100% of net cash proceeds from certain sales and dispositions, subject to certain reinvestment rights, (ii) 100% of net cash proceeds from certain issuances or incurrences of additional debt, (iii) 50% of net cash proceeds from certain issuances or sales of equity securities, subject to a step down to 0% if the Company’s consolidated leverage ratio was no greater than 2.50:1.0, and (iv) beginning with the fiscal year ending December 31, 2016, 50% of excess cash flow (minus certain specified other payments), subject to a step down to 0% of excess cash flow if the Company’s consolidated leverage ratio was no greater than 2.50:1.0. The mandatory prepayment requirements remain the same under the Amended Credit Agreement, except that the Company must prepay the Amended Credit Facilities with (i) 75% of excess cash flow (minus certain specified other payments) during each of the fiscal years ending December 31, 2017 and December 31, 2018 and (ii) 50% of excess cash flow (minus certain specified other payments) during the fiscal year ending December 31, 2019 and thereafter. The Company was permitted to voluntarily prepay the Previous Credit Facilities and is permitted to voluntarily prepay the Amended Credit Facilities at any time without penalty, subject to customary “breakage” costs with respect to prepayments of LIBOR rate loans made on a day other than the last day of any applicable interest period.

Bookings
Bookings is a key operational metric used by management to assess the relative success of our sales generation efforts, and were as follows for the years ended December 31, 2017 and 2016, respectively:

(in thousands)	2017	2016
System sales and support (1)
Acute Care EHR	$72,673	$66,222
Post-acute Care EHR	4,809	10,084
Total system sales and support	77,482	76,306

TruBridge (2)	31,435	22,299

Total bookings	$108,917	$98,605

(1) Generally calculated as the total contract price (for system sales) and annualized contract value (for support).
(2) Generally calculated as the total contract price (for non-recurring, project-related amounts) and annualized contract value (for recurring amounts).
Acute Care EHR bookings increased $6.5 million, or 9.7%, from 2016, primarily resulting from customer demand related to our meaningful use stage 3 applications boosting our add-on sales.
Post-acute Care EHR bookings decreased $5.3 million, or 52.5%, from 2016. New business opportunities for this segment, which consists solely of the operations of AHT, have suffered as a result of increased competition and recent underinvestment in AHT's product offerings (particularly prior to our acquisition of AHT as part of the January 2016 acquisition of HHI) make functionality and usability comparisons less favorable for AHT. Although management has formulated a strategy and enacted steps to improve the related product functionality and usability and is confident that such measures will translate into improved future bookings performance (and, eventually, revenue growth), there can be no guarantee that this strategy will be successful.
TruBridge bookings increased $9.1 million, or 41.0%, from 2016 as we continue to see increasing demand for TruBridge's products and services that alleviate administrative burden on our customers and allow them to take advantage of our specialized capabilities. Particularly strong demand exists for TruBridge's accounts receivable management and medical coding services.
Bookings for 2015 have not been included, as our acquisition of HHI in January 2016 severely impairs the comparability of such amounts.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements, as defined by Item 303(a)(4) of SEC Regulation S-K, as of December 31, 2017.
The Company has other lease rights and obligations that it accounts for as operating leases that may be reclassified as balance sheet arrangements under accounting pronouncements recently finalized by the FASB.
Contractual Obligations

As of December 31, 2017, our material obligations requiring payments in the future are set forth below to reflect (i) our real estate lease obligations (ii) our capital lease obligations, and (iii) the Company’s debt obligations under the Amended Credit Facilities in connection with the Company’s acquisition of HHI and its wholly-owned subsidiaries, and related interest payments as follows:

	Payment due by period
(In thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$7,506	$1,959	$2,136	$1,489	$1,922
Capital lease obligations	565	315	250	—	—
Debt obligations	143,521	5,850	15,356	122,315	—
Interest on debt obligations	29,762	7,007	13,009	9,746	—
Total contractual obligations	$181,354	$15,131	$30,751	$133,550	$1,922

Interest on debt obligations for floating rate instruments, as calculated above, assumes rates in effect at December 31, 2017 remain constant.
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
Allowance for Doubtful Accounts. Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The collectability of trade receivable balances is regularly evaluated based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns, resulting in the establishment of general reserves. Additionally, if it is determined that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material event impacting its business, a specific allowance for doubtful accounts may be recorded to reduce the related receivable to the amount expected to be recovered.
Although we believe that our approach to estimates and judgments regarding our allowance for doubtful accounts is reasonable, actual results could differ and we may be exposed to increases or decreases in required allowances that could be material.
Allowance for Credit Losses. The Company has sold information and patient care systems to certain healthcare providers under short-term payment plans and sales-type leases. The Company establishes an allowance for credit losses for these financing receivables based on the historical level of customer defaults under such financing arrangements. Additionally, if it is determined that a customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing or other material event impacting its business, a specific allowances may be recorded to reduce the related receivable to the amount expected to be recovered. Reference is made to Note 10 to the financial statements for further information about our financing receivables.
Although we believe that that our approach to estimates and judgments regarding our allowance for credit losses is reasonable, actual results could differ and we may be exposed to increases or decreases in required allowances that could be material.
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
Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the identifiable net tangible and intangible assets acquired. Goodwill is not amortized but is evaluated for impairment annually or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist. We test annually for impairment as of October 1.
As part of our annual goodwill impairment test, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a quantitative goodwill impairment assessment. The first step of the quantitative goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. The Company early adopted ASU 2017-04 on January 1, 2017, which eliminates the second step of the goodwill impairment analysis. Therefore, if the carrying amount of the reporting unit exceeds its fair value in the first step of the goodwill impairment test, an impairment charge is recognized for the amount by which the carrying amount exceeds the total amount of goodwill allocated to that reporting unit. If the fair value of the reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered to be impaired.

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
Quantitative and Qualitative Disclosures about Market and Interest Rate Risk
Our exposure to market risk relates primarily to the potential change in the British Bankers Association London Interbank Offered Rate ("LIBOR"). We had $143.5 million of outstanding borrowings under our Amended Credit Facilities with Regions Bank at December 31, 2017. The Amended Term Loan Facility and Amended Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin plus (1) the Adjusted LIBOR rate for the relevant interest period, (2) an alternate base rate determined by reference to the greatest of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate plus one percent per annum, or (3) a combination of (1) and (2). Accordingly, we are exposed to fluctuations in interest rates on borrowings under the Amended Credit Facilities. A one hundred basis point change in interest rate on our borrowings outstanding as of December 31, 2017 would result in a change in interest expense of approximately $1.4 million annually.
We did not have investments as of December 31, 2017. We do not utilize derivative financial instruments to manage our interest rate risks.
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
Management assessed the effectiveness of CPSI’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
As previously disclosed under "Item 9A - Controls and Procedures" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, the Company identified a material weakness related to the Company's business combination process. The Company identified deficiencies in its internal controls related to the review of third-party valuations and properly establishing and accounting for opening balance sheet amounts. The Company has taken actions to remediate the material weakness related to our internal control over financial reporting. We have made improvements to the design of the related controls, including standardized review procedures over third-party valuations. We have supplemented our in-house accounting and financial reporting functions with third-party consultants with extensive experience in accounting for complex non-routine transactions. Based on our assessment and those criteria, management believes that CPSI maintained effective internal control over financial reporting as of December 31, 2017.
The independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and has also issued its report on the effectiveness of the Company’s internal control over financial reporting included in this report on page 56.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
Computer Programs and Systems, Inc.:

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Computer Programs and Systems, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated March 14, 2018 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
March 14, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Stockholders
Computer Programs and Systems, Inc.:

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Computer Programs and Systems, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 14, 2018 expressed an unqualified opinion.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2004.

Atlanta, Georgia
March 14, 2018

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$520	$2,220
Accounts receivable, net of allowance for doubtful accounts of $2,654 and $2,370, respectively	38,061	31,812
Financing receivables, current portion, net	15,055	5,459
Inventories	1,417	1,697
Prepaid income taxes	—	567
Prepaid expenses and other	2,824	2,794
Total current assets	57,877	44,549
Property and equipment, net	11,692	13,439
Financing receivables, net of current portion	11,485	5,595
Intangible assets, net	96,713	107,118
Goodwill	140,449	168,449
Total assets	$318,216	$339,150
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,620	$6,841
Current portion of long-term debt	5,820	5,817
Deferred revenue	8,707	5,840
Accrued vacation	3,794	3,650
Income taxes payable	810	—
Other accrued liabilities	14,098	8,797
Total current liabilities	40,849	30,945
Long-term debt, less current portion	136,614	146,989
Deferred tax liabilities	4,667	3,246
Total liabilities	182,130	181,180
Stockholders’ equity:
Common stock, $0.001 par value; 30,000 shares authorized; 13,760 and 13,533 shares issued and outstanding	14	13
Additional paid-in capital	155,078	147,911
Retained earnings (accumulated deficit)	(19,006)	10,046
Total stockholders’ equity	136,086	157,970
Total liabilities and stockholders’ equity	$318,216	$339,150
The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year ended December 31,
	2017	2016	2015
Sales revenues:
System sales and support	$188,261	$185,665	$118,385
TruBridge	88,666	81,607	63,789
Total sales revenues	276,927	267,272	182,174
Costs of sales (exclusive of amortization shown separately below):
System sales and support	75,994	84,356	52,500
TruBridge	49,636	45,656	35,216
Total costs of sales	125,630	130,012	87,716
Gross profit	151,297	137,260	94,458
Operating expenses:
Product development	37,761	32,621	14,229
Sales and marketing	33,021	27,194	18,333
General and administrative	46,923	52,888	36,810
Amortization of acquisition-related intangibles	10,406	10,182	—
Goodwill impairment	28,000	—	—
Total operating expenses	156,111	122,885	69,372
Operating income (loss)	(4,814)	14,375	25,086
Other income (expense):
Other income	407	220	405
Loss on extinguishment of debt	(1,340)	—	—
Interest expense	(7,736)	(6,609)	—
Total other income (expense)	(8,669)	(6,389)	405
Income (loss) before taxes	(13,483)	7,986	25,491
Provision for income taxes	3,933	4,053	7,148
Net income (loss)	$(17,416)	$3,933	$18,343
Net income (loss) per share - basic	$(1.27)	$0.29	$1.62
Net income (loss) per share - diluted	$(1.27)	$0.29	$1.62
Weighted average shares outstanding used in per common share computations:
Basic	13,419	13,255	11,083
Diluted	13,419	13,255	11,083
The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$(17,416)	$3,933	$18,343
Other comprehensive income (loss), net of tax
Change in unrealized income with realized income on the Statements of Operations	—	38	(18)
Total other comprehensive income (loss), net of tax	—	38	(18)
Comprehensive income (loss)	$(17,416)	$3,971	$18,325
The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at December 31, 2014	11,209	$11	$38,983	$(20)	$41,806	$80,780
Net income (loss)	—	—	—	—	18,343	18,343
Unrealized loss on investments held for sale, net of tax	—	—	—	(18)	—	(18)
Issuance of restricted stock	107	—	—	—	—	—
Forfeiture of common stock	(13)	—	—	—	—	—
Stock-based compensation	—	—	5,380	—	—	5,380
Dividends	—	—	—	—	(28,943)	(28,943)
Excess (deficit) tax benefit from share-based compensation	—	—	(176)	—	—	(176)
Balance at December 31, 2015	11,303	$11	$44,187	$(38)	$31,206	$75,366
Net income (loss)	—	—	—	—	3,933	3,933
Change in unrealized income with realized income on the Statements of Operations	—	—	—	38	—	38
Common stock issued as consideration for acquisition of HHI	1,974	2	89,801	—	—	89,803
Fair value of options issued as consideration for acquisition of HHI	—	—	7,213	—	—	7,213
Common stock issued upon exercise of stock options	169	—	1,134	—	—	1,134
Issuance of restricted stock	87	—	—	—	—	—
Stock-based compensation	—	—	5,366	—	—	5,366
Dividends	—	—	—	—	(25,093)	(25,093)
Excess (deficit) tax benefit from share-based compensation	—	—	210	—	—	210
Balance at December 31, 2016	13,533	$13	$147,911	$—	$10,046	$157,970
Net income (loss)	—	—	—	—	(17,416)	(17,416)
Common stock issued upon exercise of stock options	1	—	1	—	—	1
Issuance of restricted stock	226	1	—	—	—	1
Stock-based compensation	—	—	7,166	—	—	7,166
Dividends	—	—	—	—	(11,636)	(11,636)
Balance at December 31, 2017	13,760	14	155,078	—	(19,006)	136,086
The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2017	2016	2015
Operating Activities
Net income (loss)	$(17,416)	$3,933	$18,343
Adjustments to net income (loss):
Provision for bad debt	3,421	2,259	910
Deferred taxes	1,421	3,672	(2,698)
Stock based compensation	7,166	5,366	5,380
(Excess) deficit tax benefit from shared-based compensation	—	(210)	176
Depreciation	2,473	3,062	3,174
Amortization of acquisition-related intangibles	10,406	10,182	—
Amortization of deferred finance costs	645	673	—
Goodwill impairment	28,000	—	—
Loss on extinguishment of debt	1,340	—	—
Changes in operating assets and liabilities (net of acquired assets and liabilities):
Accounts receivable	(7,847)	(3,927)	(166)
Financing receivables	(17,308)	1,514	6,500
Inventories	280	14	(102)
Prepaid expenses and other	(30)	1,787	(419)
Accounts payable	779	(5,588)	600
Deferred revenue	2,867	(13,662)	(2,070)
Other liabilities	6,069	(7,250)	730
Prepaid income taxes/income taxes payable	1,377	280	518
Net cash provided by operating activities	23,643	2,105	30,876
Investing Activities
Purchases of property and equipment	(726)	(39)	(448)
Purchase of business, net of cash received	—	(162,611)	—
Purchases of investments	—	—	(150)
Sale of investments	—	10,861	—
Net cash used in investing activities	(726)	(151,789)	(598)
Financing Activities
Dividends paid	(11,636)	(25,092)	(28,943)
Proceeds from long-term debt	777	156,397	—
Payments of long-term debt principal	(12,838)	(5,196)	—
Payments on capital lease	(296)	—	—
Payments of contingent consideration	(625)	(500)	—
Proceeds from exercise of stock options	1	1,134	—
Excess (deficit) tax benefit from stock-based compensation	—	210	(176)
Net cash provided by (used in) financing activities	(24,617)	126,953	(29,119)
Increase (decrease) in cash and cash equivalents	(1,700)	(22,731)	1,159
Cash and cash equivalents at beginning of year	2,220	24,951	23,792
Cash and cash equivalents at end of year	$520	$2,220	$24,951
Continued on following page.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(In thousands)

	Year ended December 31,
	2017	2016	2015
Supplemental disclosure of cash flow information
Cash paid for interest	$6,953	$5,876	$—
Cash paid for income taxes, net of refund	$1,134	$110	$9,231
Supplemental disclosure of non-cash flow information:
Fair value of common stock and options issued as consideration for acquisition of HHI	$—	$97,017	$—
Reclassification of inventory to property and equipment	$—	$—	$39
Write-off of fully depreciated assets	$6,049	$2,769	$—
Capital lease obligation	$—	$933	$—
The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017
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
Presentation
Effective January 1, 2017, we adopted a revised presentation of sales revenues and the associated costs of sales in our consolidated statements of operations, which we believe is better aligned with and representative of the amount and profitability of our revenue streams, as well as the way we manage our business, review our operating performance and market our products. Specifically:

•
The Company's sales revenues and costs of sales amounts formerly included within the caption "Business management, consulting, and managed IT services" are now included within the caption "TruBridge" within the consolidated statements of operations;

•
Rycan's sales revenues and costs of sales amounts formerly included within the caption "Systems sales and support" are now included within the caption "TruBridge" within the consolidated statements of operations;

•
Healthland's and AHT's sales revenues and costs of sales related to hosting services formerly included within the caption "Systems sales and support" are now included within the caption "TruBridge" within the consolidated statements of operations; and

•
Certain Rycan expenses formerly included within the caption "General and administrative" are now included within the caption "TruBridge" within the "Costs of sales" section of the consolidated statements of operations.

These reclassifications had no effect on previously reported total sales revenues, operating income, income before taxes or net income for the year ended December 31, 2016 and no effect on any previously reported totals for the year ended December 31, 2015.

Amounts presented for the year ended December 31, 2016, have been reclassified to conform to the current presentation. The following table provides the amounts reclassified for the year ended December 31, 2016:

(In thousands)	As previously reported	Reclassifications	As reclassified
Sales revenues:
System sales	$197,874	$(12,209)	$185,665
TruBridge	69,398	12,209	81,607
Costs of sales:
System sales	89,543	(5,187)	84,356
TruBridge	39,715	5,941	45,656
Operating expenses:
General and administrative	53,642	(754)	52,888
Cash and Cash Equivalents
Cash and cash equivalents can include time deposits and certificates of deposit with original maturities of three months or less that are highly liquid and readily convertible to a known amount of cash. These assets are stated at cost, which approximates market value, due to their short duration or liquid nature.
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The Company establishes a general allowance for doubtful accounts based on collections history. In the case of a bankruptcy filing or other similar event indicating the collectability of specific customer accounts is no longer probable, a specific allowance for doubtful accounts may be recorded to reduce the related receivable to the amount expected to be recovered.
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

Depreciation expense is computed using the straight-line method over the asset’s useful life, which is generally 5 years for computer equipment, furniture, and fixtures and 30 years for buildings. Leasehold improvements are depreciated over the shorter of the asset’s useful life or the remaining lease term. The Company reviews for the possible impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Depreciation expense is reported in the consolidated statements of operations as a component of costs of sales and operating expenses.
Business Combinations
We apply business combination accounting when we acquire a business. Business combinations are accounted for at fair value. The associated acquisition costs are expensed as incurred and recorded in general and administrative expenses; restructuring costs associated with a business combination are expenses; contingent consideration is measured at fair value at the acquisition date, with changes in fair value after the acquisition date affecting earnings; changes in deferred tax asset valuation allowances and income tax uncertainties after the measurement period affect income tax expense; and goodwill is determined as the excess of the fair value of the consideration conveyed in the acquisition over the fair value of the net assets acquired. The accounting for business combinations requires estimates and judgments as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets and liabilities acquired. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, are based on management's estimates and assumptions, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill, or require acceleration of the amortization expense of finite-lived intangible assets. The results of the acquired businesses' operations are included in the Consolidated Statements of Operations of the combined entity beginning on the date of the acquisition. We have applied this acquisition method to the transactions described in Note 3 - Business Combination.
Goodwill
Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the identifiable net tangible and intangible assets acquired. Goodwill is not amortized but is evaluated for impairment annually or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist. We test annually for impairment as of October 1.
As part of our annual goodwill impairment test, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a quantitative goodwill impairment assessment. The first step of the quantitative goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. The Company early adopted Accounting Standards Update 2017-04 on January 1, 2017, which eliminates the second step of the goodwill impairment analysis. Therefore, if the carrying amount of the reporting unit exceeds its fair value in the first step of the goodwill impairment test, an impairment charge is recognized for the amount by which the carrying amount exceeds the total amount of goodwill allocated to that reporting unit. If the fair value of the reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered to be impaired.
We did not identify any events or circumstances that would require interim goodwill impairment testing prior to October 1, 2017. Based on our assessment as of October 1, 2017, we determined that there was no impairment of goodwill for our Acute Care EHR and TruBridge reporting units. We also determined as of October 1, 2017, that it was more likely than not that we did not have an impairment of our Post-acute Care EHR reporting unit. During the fourth quarter of 2017, the cumulation of events, including anticipated attrition of significant post-acute customer accounts and a product development acceleration plan for our post-acute EHR software, triggered management to re-assess future discounted cash flow projections incorporated in the October 1, 2017 annual assessment to include updated assumptions for the aforementioned fourth quarter events impacting the Post-acute Care EHR reporting unit. The result of our fair value assessment, which applied a combination of the income and market valuation approach, measured the reporting units fair value less than the reporting units carrying value. A goodwill impairment of $28.0 million was recorded against our Post-acute Care EHR reporting unit as of December 31, 2017. We determined there was no impairment to goodwill as of December 31, 2016.
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
We assess the recoverability of intangible assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount is not recoverable if it exceeds the undiscounted sum of cash flows expected to result from the use and eventual disposition of the asset. If the asset is not recoverable, the impairment loss is measured by the excess of the asset's carrying amount over its fair value.
During the fourth quarter of 2017, the cumulation of events, including anticipated attrition of significant post-acute customer accounts and a product development acceleration investment plan in our Post-acute Care EHR software, triggered management to assess the recoverability of purchased intangible assets related to our Post-acute Care EHR asset group. We determined there was no impairment to purchased intangible assets as of December 31, 2017 or 2016.
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
The Company's revenue is generated from two sources:

•
System Sales and Support – the sale of information systems and the provision of system support services. The sale of information systems includes perpetual software licenses, conversion, installation and training services, hardware and peripherals, "Software as a Service" (or "SaaS") services, and forms and supplies. System support services include software application support, hardware maintenance, and continuing education.

•
TruBridge – the provision of business management services, which includes electronic billing, statement processing, payroll processing, accounts receivable management, contract management, and insurance services, as well as Internet service provider ("ISP") services and consulting and managed IT services (collectively, "other professional IT services").

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

•
SaaS services – The Company accounts for SaaS arrangements in accordance with the requirements of the Hosting Arrangement section under the Software topic and Revenue Recognition subtopic of the FASB Codification. The FASB Codification states that the software elements of SaaS services should not be accounted for as a hosting arrangement "if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software." Each SaaS contract entered into by the Company includes a system purchase and buyout clause, and this clause specifies the total amount of the system buyout. In addition, a clause is included in the contract which states that should the system be bought out by the customer, the customer would be required to enter into a general support agreement (for post-contract support services) for the remainder of the original SaaS term. Accordingly, the Company has concluded that SaaS customers do not have the right to take possession of the system without significant penalty (i.e., the purchase price of the system), resulting in the determination that these contracts are service contracts for which revenue is recognized when the services are performed.

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
Product Development Costs
Product development costs are expensed as incurred. Product development costs totaled approximately $37.8 million, $32.6 million, and $14.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense was approximately $0.3 million, $0.2 million, and $0.2 million for the years ended December 31, 2017, 2016 and 2015, respectively, and is recorded in sales and marketing expenses in the accompanying consolidated statements of operations.
Shipping and Handling Costs
Shipping and handling costs are expensed as incurred and included in general and administrative expenses and costs of TruBridge. Shipping and handling costs totaled approximately $0.5 million, $0.4 million, and $0.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Income Taxes
We account for income taxes in accordance with FASB Codification topic, Income Taxes. Under this topic, deferred income taxes are determined utilizing the asset and liability approach. This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of assets and liabilities. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We recognize interest and penalties accrued related to unrecognized tax benefits in the consolidated statements of operations as a component of the provision for income taxes.
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
Valuation allowances are recorded when, in the opinion of management, it is more likely than not that all or a portion of the deferred tax assets will not be realized. These valuation allowances can be impacted by changes in tax laws, changes to statutory tax rates, and future taxable income, and are based on our judgment, estimates, and assumptions. See Note 7 for the impact of H.R. 1, commonly known as the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017.
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
Segment Reporting
Operating segments are identified as components of an enterprise about which separate discrete financial information is evaluated by the chief operating decision maker, which we refer to as the CODM, or decision-making group in assessing performance and making decisions regarding resource allocation. The Company has prepared operating segment information based on the manner in which management disaggregates the Company's operations for making internal operating decisions. See Note 17.
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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and the classification of awards on the statement of cash flows. This guidance was effective for fiscal years and interim periods within those years beginning after December 15, 2016, which was effective for the Company as of the first quarter of our fiscal year ended December 31, 2017. The adoption of ASU 2016-09 had a material effect on our financial statements in the period of adoption and is disclosed in Note 7 of the financial statements.

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

We elected to early adopt ASU 2017-04 and the guidance has been applied for all goodwill impairment tests performed after January 1, 2017. The adoption of ASU 2017-04 had a material impact on our financial statements, as one of our reporting unit's carrying value exceeded its fair value at the time of impairment assessment.
New Accounting Standards Yet to be Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This guidance will be effective for fiscal years and interim periods within those years beginning after December 15, 2017, which is effective for the Company as of the first quarter of our fiscal year ending December 31, 2018. We will adopt this standard using the modified retrospective method, in which the cumulative effect of initially applying the guidance will be recognized as an adjustment to retained earnings and impacted balance sheet line items as of January 1, 2018, the date of adoption.
We have fully completed the assessment of our systems, data, and processes that will be affected by the implementation of this standard and have concluded that this standard will not significantly alter revenue recognition practices for our system sales and support and TruBridge revenue streams. The impact on our revenue recognition is limited to deferring and amortizing implementation fees over the contract life related to our Rycan revenue cycle management product, in which we currently recognize revenue as implementation is completed. Rycan implementation fees totaled $1.6 million in 2017, less than 1% of our 2017 revenues. The balance sheet impact of the deferred revenue related to these fees will be an increase of $1.8 million as of the date of adoption. Also impacting deferred revenue is a decrease of $0.6 million related to previous billings which no longer require deferred recognition as of the date of adoption.
In addition to revenue recognition, the new standard will impact on our consolidated financial statements with respect to the capitalization of certain commissions and contract fulfillment costs which are currently expensed as incurred. Commissions and contract fulfillment costs related to the implementation of software as a service arrangements will be capitalized and amortized over the expected life of the customer. TruBridge commissions, which are paid up to twelve months in advance, will be capitalized and amortized over the prepayment period. The balance sheet impact of the prepaid assets will be an increase of $3.8 million as of the date of adoption.
In total, the adoption of ASU 2014-09 will result in a net increase in retained earnings of $2.6 million on the date of adoption.

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
3.     BUSINESS COMBINATION
Acquisition of HHI
On January 8, 2016, we acquired all of the assets and liabilities of HHI, including its wholly-owned subsidiaries, Healthland, AHT and Rycan. Healthland is a provider of electronic health records ("EHR") and clinical information management in the acute care market. AHT is a provider of clinical and financial solutions in the post-acute care market. Rycan offers SaaS-based revenue cycle management workflow and automation software to hospitals.
We believe the acquisition of HHI:

•	strengthened our position in providing healthcare information systems to community healthcare organizations by combining hospital customers;

•	introduced CPSI to the post-acute care market; and

•	expanded the products offered by and capabilities of TruBridge with the addition of Rycan and its suite of revenue cycle management software products.
These factors, combined with the synergies and economies of scale expected from combining the operations of CPSI and HHI, were the basis for the acquisition.
Consideration for the acquisition included cash (net of cash of the acquired entities) of $162.6 million (inclusive of seller's transaction expenses), 1,973,880 shares of common stock of CPSI ("CPSI Common Stock"), and the assumption by CPSI of stock options that became exercisable for 174,972 shares of CPSI Common Stock. During 2015, we incurred approximately $3.0 million of pre-tax costs in connection with the acquisition of HHI. During the year ended December 31, 2016, we incurred approximately $8.2 million, of pre-tax acquisition costs in connection with the acquisition of HHI. We incurred no such costs during the year ended December 31, 2017. Acquisition costs are included in general and administrative expenses in our consolidated statements of operations.

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
The intangible assets in the table above are being amortized on a straight-line basis over their estimated useful lives. The amortization is included in amortization of acquisition-related intangibles in our consolidated statements of operations. Of the goodwill acquired, $23.3 million was expected to be tax deductible.
The fair value measurements of tangible and intangible assets and liabilities were based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value measurement hierarchy (see Note 16). Level 3 inputs included, among others, discount rates that we estimated would be used by a market participant in valuing these assets and liabilities, projections of revenues and cash flows, client attrition rates and market comparables.
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
Pro forma net income was calculated by adjusting the results for the applicable period to reflect (i) the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied on January 1, 2015 and (ii) adjustments to amortized revenue during fiscal 2016 and 2015 as a result of the acquisition date valuation of assumed deferred revenue. The pro forma results for each period also reflect the pro forma adjustment to interest expense as a result of the incurrence of new debt to finance the acquisition and elimination of Healthland debt in conjunction with the acquisition.
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
4.     PROPERTY AND EQUIPMENT
Property and equipment were comprised of the following at December 31, 2017 and 2016:

(In thousands)	2017	2016
Land	$2,848	$2,848
Buildings and improvements	8,240	9,432
Maintenance equipment	—	802
Computer equipment	3,245	5,174
Leasehold improvements	5,001	5,007
Office furniture and fixtures	2,462	3,591
Automobiles	70	335
	21,866	27,189
Less: accumulated depreciation	(10,174)	(13,750)
Property and equipment, net	$11,692	$13,439
5.     OTHER ACCRUED LIABILITIES
Other accrued liabilities were comprised of the following at December 31, 2017 and 2016:

(In thousands)	2017	2016
Salaries and benefits	$8,432	$5,397
Severance	1,139	337
Commissions	2,416	518
Self-insurance reserves	1,024	887
Contingent consideration	586	1,120
Other	501	538
	$14,098	$8,797
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

The following is a calculation of the basic and diluted EPS for the Company's common stock, including a reconciliation between net income (loss) and net income (loss) attributable to common stockholders for the years ended December 31, 2017, 2016, and 2015:

(In thousands, except for per share data)	2017	2016	2015
Basic EPS
Numerator
Net income (loss)	$(17,416)	$3,933	$18,343
Less: Net (income) loss attributable to participating securities	316	(38)	(373)
Net income (loss) attributable to common stockholders	$(17,100)	$3,895	$17,970

Denominator
Weighted average shares outstanding used in basic per common share computations	13,419	13,255	11,083

Basic EPS	$(1.27)	$0.29	$1.62

Diluted EPS
Numerator
Net income (loss) attributable to common stockholders	$(17,100)	$3,895	$17,970
Reallocation of net income (loss) attributable to participating securities	—	—	—
Net income (loss) attributable to common stockholders for diluted EPS	$(17,100)	$3,895	$17,970

Denominator
Weighted average shares outstanding used in basic per common share computations	13,419	13,255	11,083
Weighted average effect of dilutive securities:
Performance share awards	—	—	—
Weighted average shares outstanding used in diluted per common share computations	13,419	13,255	11,083

Diluted EPS	$(1.27)	$0.29	$1.62
7.     INCOME TAXES
The Company accounts for income taxes in accordance with the FASB’s Codification topic, Income Taxes. These provisions require a company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. The Company did not have any unrecognized tax positions as of December 31, 2017 and 2016.
The federal returns for tax years 2013 through 2016 remain open to examination, and the tax years 2013 through 2016 remain open to examination by certain other taxing jurisdictions to which the Company is subject. Additional years may be open to the extent attributes are being carried forward to an open year.
Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized.
On December 22, 2017, H.R. 1, commonly known as the Tax Cuts and Jobs Act (the "Act"), was signed into law. Among other things, the Act reduces our corporate federal tax rate from 35% to 21% effective January 1, 2018. As a result we are required to re-measure, through income tax expense, our deferred tax assets and liabilities using the enacted rate at which we expect them to be recovered or settled. The re-measurement of our net deferred tax liability resulted in an additional tax benefit of $1.9 million for the period ended December 31, 2017.
Deferred tax assets and liabilities were comprised of the following at December 31, 2017 and 2016:

(In thousands)	2017	2016
Deferred tax assets:
Accounts receivable and financing receivables	$1,395	$1,392
Accrued vacation	519	1,022
Stock-based compensation	1,416	1,678
Deferred revenue	132	894
Accrued severance	207	75
Accrued liabilities and other	884	1,025
Fixed assets	172	—
Credits	—	349
Net operating loss	13,261	26,689
Deferred tax assets	17,986	33,124
Less: Valuation allowance	1,605	1,624
Total deferred tax assets	$16,381	$31,500
Deferred tax liabilities:
Intangible assets	21,048	$34,696
Fixed assets	—	50
Total deferred tax liabilities	$21,048	$34,746
Total net deferred tax liability	$(4,667)	$(3,246)
Significant components of the income tax provision for the years ended December 31, 2017, 2016 and 2015 were as follows:

(In thousands)	2017	2016	2015
Current provision:
Federal	$1,535	$(72)	$8,576
State	977	453	1,270
Deferred provision:
Federal	1,070	4,144	(2,421)
State	351	(472)	(277)
Total income tax provision	$3,933	$4,053	$7,148

The difference between income taxes at the U.S. federal statutory income tax rate of 35% and those reported in the consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015 are as follows:

(In thousands)	2017	2016	2015
Income taxes at U.S. federal statutory rate	$(4,584)	$2,795	$8,922
Provision-to-return adjustments	433	325	(293)
State income tax, net of federal tax effect	458	5	944
Domestic production activities deduction	(280)	—	(670)
Tax credits	(393)	(349)	(414)
Uncertain tax positions	—	—	(1,219)
Transaction costs	—	1,312	—
Goodwill impairment	9,520	—	—
Stock-based compensation	1,155	—	—
Deferred impact of tax reform	(1,890)	—	—
Change in valuation allowance	(304)	—	—
Other	(182)	(35)	(122)
Total income tax provision	$3,933	$4,053	$7,148
Our effective tax rates for the years ended December 31, 2017, 2016 and 2015 were (29.17)%, 50.75% and 28.04%, respectively. Our effective tax rate for the year ended December 31, 2017 was significantly impacted by tax shortfalls related to stock-based compensation resulting from our adoption of ASU 2016-09, the non-deductible nature of our goodwill impairment charges, and the effect of recent tax reform legislation. These three factors combined for a net $8.8 million tax expense impact during 2017, affecting the period's effective tax rate by approximately 65.2%. Our effective tax rate for the year ended December 31, 2016 was uncharacteristically high, primarily due to permanent non-deductible acquisition transaction costs of $3.8 million. The significantly reduced effective tax rate for the year ended December 31, 2015 is mostly due to beneficial adjustments recorded during 2015 related to our reserves for uncertain tax positions. The federal returns for tax years 2004 through 2009 had previously been under examination by the IRS, primarily in relation to research credits claimed on those returns. The IRS completed these examinations during 2015, consequently resulting in enhanced clarity regarding the sustainability of our uncertain tax positions for all years. The completion of these examinations prompted a change in our measurement of reserves for uncertain tax positions that benefited our effective tax rate by approximately 4.8% during 2015.
We have federal net operating loss carryfowards related to the acquisition of HHI of $82.9 million, $70.5 million, and $53.9 million at January 8, 2016, December 31, 2016, and December 31, 2017, respectively, which expire at various dates from 2028 to 2035. We have state net operating loss carryforwards related to the acquisition of HHI of $47.6 million, $46.5 million, and $37.1 million at January 8, 2016, December 31, 2016, and December 31, 2017, respectively, which expire at various dates from 2018 to 2035.
Realization of deferred tax assets associated with the state net operating loss carryforward is dependent upon generating sufficient taxable income prior to their expiration. We believe it is more likely than not that the benefit from certain state NOL carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance on the deferred tax assets related to these state NOL carryforwards of $1.6 million at January 8, 2016 and December 31, 2016 and $1.6 million as of December 31, 2017.
8.     STOCK-BASED COMPENSATION
The Company's stock-based compensation awards are in the form of restricted stock and performance share awards made pursuant to the Company's 2005 Restricted Stock Plan, 2012 Restricted Stock Plan for Non-Employee Directors, and 2014 Incentive Plan (the "Plans"). Stock-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee’s or non-employee director’s requisite service period. As of December 31, 2017, there were a total of 946,183 shares of common stock reserved under the Plans for issuance under future share-based payment arrangements.

The following table details total stock-based compensation expense for the years ended December 31, 2017, 2016 and 2015, included in the consolidated statements of operations:

(In thousands)	2017	2016	2015
Costs of sales	$1,750	$1,396	$1,447
Operating expenses	5,416	3,970	3,933
Pre-tax stock-based compensation expense	7,166	5,366	5,380
Less: income tax effect	(2,795)	(2,093)	(2,098)
Net (after tax) stock-based compensation expense	$4,371	$3,273	$3,282
As of December 31, 2017, there was $11.4 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans, which is expected to be recognized over a weighted-average period of 2.08 years.
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
A summary of restricted stock activity under the Plans during the years ended December 31, 2017, 2016 and 2015 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock outstanding at January 1, 2015	160,216	$59.14
Granted	60,850	51.85
Performance share awards converted to restricted stock	45,844	60.28
Vested	(62,628)	59.30
Forfeited	(12,885)	58.06
Nonvested stock outstanding at December 31, 2015	191,397	$57.12
Granted	86,984	52.21
Vested	(93,496)	57.48
Nonvested stock outstanding at December 31, 2016	184,885	$54.63
Granted	225,954	32.79
Vested	(101,644)	55.58
Nonvested stock outstanding at December 31, 2017	309,195	$38.36
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
A summary of performance share award activity under the 2014 Incentive Plan for the years ended December 31, 2017, 2016 and 2015, is as follows, based on the target award amounts set forth in the performance share award agreements:

	Shares	Weighted-Average Grant-Date Fair Value
Performance share awards outstanding at January 1, 2015	46,541	$60.28
Granted	52,364	49.29
Forfeited or unearned	(3,590)	51.42
Performance share awards converted to restricted stock	(45,844)	60.28
Performance share awards outstanding at December 31, 2015	49,471	$49.29
Granted	77,594	49.64
Forfeited or unearned	(49,471)	49.29
Performance share awards converted to restricted stock	—	—
Performance share awards outstanding at December 31, 2016	77,594	$49.64
Granted	189,325	29.94
Forfeited or unearned	(77,594)	49.64
Performance share awards converted to restricted stock	—	—
Performance share awards outstanding at December 31, 2017	189,325	$29.94
9.     CONCENTRATION OF CREDIT RISK
Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of temporary cash investments and trade receivables (including financing receivables). The Company places its temporary cash investments with credit-worthy, high-quality financial institutions.
The Company’s customer base is concentrated in the healthcare industry. Customers are located throughout the United States. The Company requires no collateral or other security to support customer trade receivables. An allowance for doubtful accounts and allowance for credit losses has been established for potential credit losses based on historical collection experience.
The Company maintains its cash and cash equivalents in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents.
10.     FINANCING RECEIVABLES
During 2017, total financing receivables increased by $15.4 million to $26.5 million as of December 31, 2017, compared with $11.1 million as of December 31, 2016. The increase in financing arrangements is primarily due to two reasons; meaningful use stage 3 installations are primarily financed through short-term payment plans, and competitor financing options through accounts receivables management collections and cloud EHR arrangements apply pressure to reduce initial customer capital investment requirements for new EHR installations leading to the offering of long-term lease options.
Short-Term Payment Plans
The Company has sold information and patient care systems to certain healthcare providers under Second Generation Meaningful Use Installment Plans (see below) with maximum contractual terms of three years and expected terms of less than one year and other arrangements requiring fixed monthly payments over terms ranging from 3 to 12 months ("Fixed Periodic Payment Plans"). These receivables, collectively referred to as short-term payment plans and included in the current portion of financing receivables, were comprised of the following on December 31, 2017 and 2016:

(In thousands)	2017	2016
Second Generation Meaningful Use Installment Plans, gross	$96	$3,080
Fixed Periodic Payment Plans, gross	8,985	1,988
Short-term payment plans, gross	9,081	5,068

Less: allowance for losses	(638)	(1,796)
Less: unearned income	—	—
Short-term payment plans, net	$8,443	$3,272
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
The components of these lease receivables were as follows on December 31:

(In thousands)	2017	2016
Sales-type leases, gross	$22,968	$8,981
Less: allowance for losses	(2,606)	(402)
Less: unearned income	(2,265)	(797)
Sales-type leases, net	$18,097	$7,782
Future minimum lease payments to be received subsequent to December 31, 2017 are as follows:

(In thousands)
2018	$6,905
2019	5,619
2020	4,540
2021	3,337
2022	1,770
Thereafter	797
Total minimum lease payments to be received	22,968
Less allowance for losses	(2,606)
Less unearned income	(2,265)
Net lease receivables	$18,097

Credit Quality of Financing Receivables and Allowance for Credit Losses
The following table is a roll-forward of the allowance for financing credit losses for the years ended December 31, 2017 and 2016:

(In thousands)	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
December 31, 2017	$2,198	$1,823	$(777)	$—	$3,244
December 31, 2016	$654	$1,762	$(218)	$—	$2,198
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
Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. To facilitate customer collection and credit monitoring efforts, financing receivable amounts are invoiced and reclassified to trade accounts receivable when they become due, with all invoiced amounts placed on nonaccrual status. As a result, all past due amounts related to the Company’s financing receivables are included in trade accounts receivable in the accompanying consolidated balance sheets. The following is an analysis of the age of financing receivables amounts (excluding short-term payment plans) that have been reclassified to trade accounts receivable and were past due as of December 31, 2017 and December 31, 2016:

(In thousands)	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due
December 31, 2017	$980	$171	$—	$1,151
December 31, 2016	$228	$31	$34	$293
For the year ended December 31, 2017, amounts considered past due increased by $0.9 million compared with the year ended December 31, 2016. In addition, during 2017 our exposure to financially distressed clients, as reflected in the total past due, prompted an increase in client-specific allowance for bad debt reserves related to financing receivables.
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

(In thousands)	December 31, 2017	December 31, 2016
Stratification of uninvoiced customer financing receivables based on aging of related trade accounts receivable:
1 to 90 Days Past Due	$11,300	$6,167
91 to 180 Days Past Due	3,727	550
181+ Days Past Due	967	273
Total uninvoiced customer financing receivables balances of customers with a trade accounts receivable	$15,994	$6,990
Total uninvoiced customer financing receivables of customers with no related trade accounts receivable	4,709	1,194
Total financing receivables with contractual maturities of one year or less	9,081	5,068
Less allowance for losses	(3,244)	(2,198)
Total financing receivables	$26,540	$11,054
Second Generation Meaningful Use Installment Plans
During 2012, the Company entered into multiple customer license agreements with payment terms requiring the customer to remit to the Company incentive payments (not to exceed the remaining balance of the contract price) received under the American Recovery and Reinvestment Act of 2009 (the "ARRA") for adoption of qualifying electronic health records ("EHRs"), with only nominal payment amounts required until the customer’s receipt of such incentive payments ("First Generation Meaningful Use Installment Plans"). If no such incentive payments are received by the customer or if such payments are not sufficient to pay the remaining balance under the arrangement, payments continue at contracted nominal amounts until the balance of the contract price is paid in full. Because of the significant difference in the underlying economics of these arrangements compared to our historical financing receivables, management determined that these arrangements were not comparable to historical arrangements. In accordance with the Software topic and Revenue Recognition subtopic of the Codification, the Company recognized revenue related to these arrangements as the amounts become due. Cash flows from these First Generation Meaningful Use Installment Plans are excluded from the Company’s financing receivables and deferred revenue in the accompanying consolidated balance sheets. As of the year ended December 31, 2016 and 2017, all anticipated cash flows from these First Generation Meaningful Use Installment Plans have been collected.
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

11.     INTANGIBLE ASSETS AND GOODWILL
Our purchased definite-lived intangible assets as of December 31, 2017 and 2016 are summarized as follows:

(In thousands)	Customer Relationships	Trademark	Developed Technology	Total
Gross carrying amount	$82,300	$10,900	$24,100	$117,300
Accumulated amortization for year ended December 31, 2016	(6,398)	(832)	(2,952)	(10,182)
Net intangible assets as of December 31, 2016	75,902	10,068	21,148	107,118
Accumulated amortization for year ended December 31, 2017	(6,539)	(850)	(3,016)	(10,405)
Net intangible assets as of December 31, 2017	$69,363	$9,218	$18,132	$96,713
Weighted average remaining years of useful life	11	13	6	11
The following table represents the remaining amortization of definite-lived intangible assets as of December 31, 2017:

(In thousands)
For the year ended December 31,
2018	$10,406
2019	10,112
2020	10,106
2021	10,066
2022	10,066
Due thereafter	45,957
Total	$96,713
The following table sets forth the change in the carrying amount of goodwill by segment for the years ended December 31, 2017 and 2016:

(In thousands)	Acute Care EHR	Post-acute Care EHR	TruBridge	Total
Balance as of December 31, 2015	$—	$—	$—	$—
Goodwill acquired	97,095	57,570	13,784	168,449
Balance as of December 31, 2016	$97,095	$57,570	$13,784	$168,449
Goodwill impairment	—	(28,000)	—	(28,000)
Balance as of December 31, 2017	$97,095	$29,570	$13,784	$140,449
We did not identify any events or circumstances that would require interim goodwill impairment testing prior to October 1, 2017. Based on our assessment as of October 1, 2017, we determined that there was no impairment of goodwill for our Acute Care EHR and TruBridge reporting units. We also determined as of October 1, 2017, that it was more likely than not that we did not have an impairment of our Post-acute Care EHR reporting unit. During the fourth quarter of 2017, the cumulation of events, including anticipated attrition of significant post-acute customer accounts and a product development acceleration plan for our post-acute EHR software, triggered management to re-assess future discounted cash flow projections incorporated in the October 1, 2017 annual assessment to include updated assumptions for the aforementioned fourth quarter events impacting the Post-acute Care EHR reporting unit. The result of our fair value assessment, which applied a combination of the income and market valuation approach, measured the reporting unit's fair value less than the reporting unit's carrying value. A goodwill impairment of $28.0 million was recorded against our Post-acute Care EHR reporting unit as of December 31, 2017. We determined there was no impairment to goodwill as of December 31, 2016.

12.     LONG-TERM DEBT
Long-term debt was comprised of the following at December 31, 2017 and 2016:

(In thousands)	December 31, 2017	December 31, 2016
Term loan facility	$115,538	121,875
Revolving credit facility	27,983	33,000
Capital lease obligation	565	861
Debt obligations	144,086	155,736
Less: debt issuance costs	(1,652)	(2,930)
Debt obligation, net	142,434	152,806
Less: current portion	(5,820)	(5,817)
Long-term debt	$136,614	$146,989
As of December 31, 2017, the carrying value of debt approximates the fair value due to the variable interest rate which reflects market rates.
Credit Agreement
In conjunction with our acquisition of HHI in January 2016, we entered into the Previous Credit Agreement which provided for the $125 million Previous Term Loan Facility and the $50 million Previous Revolving Credit Facility. On October 13, 2017, the Company entered into the Second Amendment to refinance and decrease the aggregate committed size of the credit facilities from $175 million to $162 million, which included the $117 million Amended Term Loan Facility and the $45 million Amended Revolving Credit Facility. On February 8, 2018, the Company entered into the Third Amendment to increase the aggregate principle amount of the credit facilities from $162 million to $167 million, which includes the $117 million Amended Term Loan Facility and a $50 million Amended Revolving Credit Facility.
Each of the Previous Credit Facilities bore interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted LIBOR rate for the relevant interest period, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate plus one percent per annum, or (3) a combination of (1) and (2). The applicable margin ranged from 2.25% to 3.50% for LIBOR loans and 1.25% to 2.50% for base rate loans, in each case based on our consolidated leverage ratio (as defined in the Amended Credit Agreement). Interest on the outstanding principal of the Previous Term Loan Facility and interest on borrowings under the Previous Revolving Credit Facility was payable on the last day of each month, in the case of each base rate loan, and on the last day of each interest period (but no less frequently than every three months), in the case of LIBOR loans. Principal payments on the Previous Term Loan Facility were due on the last day of each fiscal quarter beginning March 31, 2016, with quarterly principal payments of approximately $0.8 million in 2016, approximately $1.6 million in 2017, approximately $2.3 million in 2018, approximately $3.1 million in 2019 and approximately $3.9 million in 2020, with the remainder due at maturity on January 8, 2021 or such earlier date as the obligations under the Previous Credit Agreement become due and payable pursuant to the terms of the Previous Credit Agreement (the “Previous Maturity Date”).
The Previous Revolving Credit Facility included a $5 million swingline sublimit, with swingline loans bearing interest at the alternate base rate plus the applicable margin. Any principal outstanding under the Previous Revolving Credit Facility was due and payable on the Previous Maturity Date.
Each of the Amended Credit Facilities continues to bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted LIBOR rate for the relevant interest period, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate plus one percent per annum, or (3) a combination of (1) and (2). The applicable margin range for LIBOR loans and the letter of credit fee ranges from 2.00% to 3.50%. The applicable margin range for base rate loans ranges from 1.00% to 2.50%, in each case based on the Company's consolidated leverage ratio.
Principal payments with respect to the Amended Term Loan Facility are due on the last day of each fiscal quarter beginning December 31, 2017, with quarterly principal payments of approximately $1.46 million through September 30, 2019, approximately $2.19 million through September 30, 2021 and approximately $2.93 million through September 30. 2022, with the maturity on October 13, 2022 or such earlier date as the obligations under the Amended Credit Agreement become due and payable pursuant to the terms of the Amended Credit Agreement (the "Amended Maturity Date"). Any principal outstanding under the Amended Revolving Credit Facility is due and payable on the Amended Maturity Date.
Anticipated annual future maturities of the Term Loan Facility, Revolving Credit Facility, and capital lease obligation are as follows as of December 31, 2017:

(In thousands)
2018	$6,166
2019	6,831
2020	8,775
2021	9,506
2022	112,808
Thereafter	—
$144,086
Both the Previous Credit Facilities and Amended Credit Facilities are secured pursuant to a Pledge and Security Agreement, dated January 8, 2016, among the parties identified as obligors therein and Regions, as collateral agent (the “Security Agreement”), on a first priority basis by a security interest in substantially all of the tangible and intangible assets (subject to certain exceptions) of the Company and certain subsidiaries of the Company, as guarantors (collectively, the “Subsidiary Guarantors”), including certain registered intellectual property and the capital stock of certain of the Company’s direct and indirect subsidiaries. Our obligations under the Amended Credit Agreement are also guaranteed by the Subsidiary Guarantors.
The Previous Credit Agreement provided incremental facility capacity of $50 million, subject to certain conditions. The Amended Credit Agreement, as amended by the Third Amendment, also provides incremental facility capacity of $50 million, subject to certain conditions. Both the Previous and Amended Credit Agreements include a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. Both the Previous and Amended Credit Agreements require the Company to maintain a minimum fixed charge coverage ratio of 1.25:1.00 throughout the duration of such agreement. Under the Previous Credit Agreement, the Company was required to comply with a maximum consolidated leverage ratio of 3.50:1.00 through September 30, 2017, 3.00:1.00 from October 1, 2017 through September 30, 2018, and 2.50:1.00 thereafter. The Amended Credit Agreement increased the maximum consolidated leverage ratio with which the Company must comply to 3.95:1.00 through December 31, 2017 and 3.50:1.00 from January 1, 2018 and thereafter. The Previous and Amended Credit Agreements also contain customary representations and warranties, affirmative covenants and events of default. We believe that we were in compliance with the covenants contained in the Amended Credit Agreement as of December 31, 2017.
The Previous Credit Agreement required the Company to mandatorily prepay the Previous Credit Facilities with (i) 100% of net cash proceeds from certain sales and dispositions, subject to certain reinvestment rights, (ii) 100% of net cash proceeds from certain issuances or incurrences of additional debt, (iii) 50% of net cash proceeds from certain issuances or sales of equity securities, subject to a step down to 0% if the Company’s consolidated leverage ratio was no greater than 2.50:1.0, and (iv) beginning with the fiscal year ending December 31, 2016, 50% of excess cash flow (minus certain specified other payments), subject to a step down to 0% of excess cash flow if the Company’s consolidated leverage ratio was no greater than 2.50:1.0. The mandatory prepayment requirements remain the same under the Amended Credit Agreement, except that the Company must prepay the Amended Credit Facilities with (i) 75% of excess cash flow (minus certain specified other payments) during each of the fiscal years ending December 31, 2017 and December 31, 2018 and (ii) 50% of excess cash flow (minus certain specified other payments) during the fiscal year ending December 31, 2019 and thereafter. The Company was permitted to voluntarily prepay the Previous Credit Facilities and is permitted to voluntarily prepay the Amended Credit Facilities at any time without penalty, subject to customary “breakage” costs with respect to prepayments of LIBOR rate loans made on a day other than the last day of any applicable interest period.
13.     BENEFIT PLANS
In January 1994, the Company adopted the CPSI 401(k) Retirement Plan that covers all eligible employees of the Company who have completed one year of service. The plan allows eligible employees to contribute up to 60% of their pre-tax earnings up to the statutory limit prescribed by the Internal Revenue Service. The Company matches a discretionary amount determined by the Board of Directors. The Company contributed approximately $2.6 million, $2.8 million, and $2.2 million to the plan for the years ended December 31, 2017, 2016 and 2015, respectively.
The Company provides certain health and medical benefits to eligible employees, their spouses and dependents pursuant to a benefit plan funded by the Company. Each participating employee contributes to the Company’s costs associated with such benefit plan. The Company’s obligation to fund this benefit plan and pay for these benefits is limited through the Company’s purchase of an insurance policy from a third-party insurer. The amount established as a reserve is intended to recognize the Company’s estimated obligations with respect to its payment of claims and claims incurred but not yet reported under the benefit plan. Management believes that the recorded liability for medical self-insurance at December 31, 2017 and 2016 is adequate to cover the losses and claims incurred, but these reserves are based on estimates and the amount ultimately paid may be more or less than such estimates.
14.     OPERATING LEASES
The Company leased office space during 2017 in various locations in Alabama, Louisiana, Pennsylvania, Minnesota, Colorado, and Mississippi. These leases have terms expiring from 2018 through 2027 but do contain optional extension terms.
The future minimum lease payments payable under these operating leases subsequent to December 31, 2017 are as follows:

(In thousands)
2018	$1,959
2019	1,288
2020	847
2021	784
2022	706
Thereafter	1,922
$7,506
Total rent expense for the years ended December 31, 2017, 2016, and 2015 was $2.6 million, $2.7 million, $1.0 million, respectively.
15.     COMMITMENTS AND CONTINGENCIES
From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. Management does not believe it is reasonably possible that such matters will have a material adverse effect on the Company’s financial statements.
16.     FAIR VALUE
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
The accrued contingent consideration depicted below represents the remaining potential earnout incentive for former Rycan shareholders, relating to the purchase of Rycan by HHI in 2015. As a result of 2017 Rycan performance, a payout of $625,000 for the year ended December 31, 2017, was paid prior to December 31, 2017. We have estimated the fair value of the remaining contingent consideration based on the amount of revenue we expect to be earned by Rycan for the year ending December 31, 2018 in accordance with the agreement.

		Fair Value at December 31, 2017 Using
		Quoted Prices in
	Carrying	Active Markets for	Significant Other	Significant
	Amount at	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	12/31/2017	(Level 1)	(Level 2)	(Level 3)
Description
Contingent consideration	$586	$—	$—	$586
Total	$586	$—	$—	$586
The following table summarizes the carrying amounts and fair values of certain assets at December 31, 2016:

		Fair Value at December 31, 2016 Using
		Quoted Prices in
	Carrying	Active Markets for	Significant Other	Significant
	Amount at	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	12/31/2016	(Level 1)	(Level 2)	(Level 3)
Description
Contingent consideration	$1,120	$—	$—	$1,120
Total	$1,120	$—	$—	$1,120
The carrying amount of other financial instruments reported in the consolidated balance sheets for current assets and current liabilities approximates their fair values because of the short-term nature of these instruments.

17.     SEGMENT REPORTING
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
The following table presents a summary of the revenues, cost of sales, and gross profit of our three operating segments for the years ended December 31, 2017, 2016, and 2015:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Revenues:
Acute Care EHR	$164,228	$159,146	$118,385
Post-acute Care EHR	24,033	26,519	—
TruBridge	88,666	81,607	63,789
Total revenues	276,927	267,272	182,174

Cost of sales:
Acute Care EHR	68,513	74,746	52,500
Post-acute Care EHR	7,481	9,610	—
TruBridge	49,636	45,656	35,216
Total cost of sales	125,630	130,012	87,716

Gross profit:
Acute Care EHR	95,715	84,400	65,885
Post-acute Care EHR	16,552	16,909	—
TruBridge	39,030	35,951	28,573
Total gross profit	151,297	137,260	94,458

Corporate operating expenses	(156,111)	(122,885)	(69,372)
Other income	407	220	405
Loss on extinguishment of debt	(1,340)	—	—
Interest expense	(7,736)	(6,609)	—
Income (loss) before taxes	$(13,483)	$7,986	$25,491

18.     SUBSEQUENT EVENTS
Credit Agreement Amendment
On February 8, 2018, the Company entered into a Third Amendment (the "Amendment") to CPSI's existing Credit Agreement, to increase the aggregate principle amount of the revolving credit facility (the "Amended Revolving Credit Facility") from $45 million to $50 million. This Amendment increases the aggregate principle amount of the credit facilities from $162 million to$167 million, which includes a $117 million term loan facility and the $50 million Amended Revolving Credit Facility.
Declaration of Dividends
On February 8, 2018, the Company announced a dividend for the first quarter of 2018 in the amount of $0.10 per share. The dividend was paid on March 9, 2018 to stockholders of record as of the close of business on February 22, 2018.
19.     QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)
The following table presents a summary of our results of operations for our eight most recent quarters ended December 31, 2017. The information for each of these quarters is unaudited and has been prepared on a basis consistent with the audited financial statements. This information includes all adjustments, consisting only of normal recurring adjustments, we consider necessary for fair presentation of this information when read in conjunction with the audited financial statements and related notes. Our operating results have varied on a quarterly basis and may fluctuate significantly in the future.

(In thousands, except for per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2017
Sales revenues	$64,075	$67,677	$67,113	$78,062
Gross profit	33,557	36,885	35,475	45,380
Operating income (loss)	3,234	4,448	5,622	(18,118)
Net income (loss)	246	1,587	2,288	(21,537)
Net income (loss) per share
Basic	$0.02	$0.11	$0.17	$(1.57)
Diluted	0.02	0.11	0.17	(1.57)
Year Ended December 31, 2016
Sales revenues	$69,643	$68,415	$64,663	$64,551
Gross profit	36,089	34,913	32,767	33,491
Operating income	776	5,263	4,244	4,092
Net income (loss)	(1,663)	1,996	1,599	2,001
Net income (loss) per share
Basic	$(0.13)	$0.15	$0.12	$0.15
Diluted	(0.13)	0.15	0.12	0.15

SCHEDULE II
COMPUTER PROGRAMS AND SYSTEMS, INC.
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description		Balance at beginning of period	Additions charged to cost and expenses (1)	Deductions (2)	Balance at end of period
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet	2015	$1,253	$674	$(711)	$1,216
	2016	$1,216	$497	$657	$2,370
	2017	$2,370	$1,598	$(1,314)	$2,654

(1)	Adjustments to allowance for change in estimates.

(2)	Uncollectible accounts written off, net of recoveries.

Description		Balance at beginning of period	Additions charged to cost and expenses (1)	Deductions (2)	Balance at end of period
Allowance for credit losses deducted from financing receivables in the balance sheet	2015	$1,001	$236	$(583)	$654
	2016	$654	$1,762	$(218)	$2,198
	2017	$2,198	$1,823	$(777)	$3,244

(1)	Adjustments to allowance for change in estimates.

(2)	Uncollectible accounts written off, net of recoveries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
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

Changes in Internal Control over Financial Reporting
As previously disclosed under "Item 9A - Controls and Procedures" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, the Company identified a material weakness related to the Company's business combination process. The Company identified deficiencies in its internal controls over review of third-party valuations and properly establishing and accounting for opening balance sheet amounts. The Company took actions in 2017 to remediate the material weakness related to our internal control over financial reporting. We have made improvements to the design of the related controls, including standardized review procedures over third-party valuations. We supplemented our in-house accounting and financial reporting functions with third-party consultants with extensive experience in accounting for complex non-routine transactions. Testing of these remedial actions was completed as of the end of the period covered by this report and management has concluded that this material weakness has been remediated.
Except as noted in the preceding paragraphs, there were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders (the "2018 Proxy Statement") to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2018 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2018 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.
Securities Authorized for Issuance Under Equity Compensation Plans
Information regarding securities authorized for issuance under our equity compensation plans is incorporated by reference to the Proxy Statement for the 2018 Annual Meeting of Stockholders of the Company (the "2018 Proxy Statement") to be filed by the Company with the SEC under the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2018 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2018 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) and (2) and (c) – Financial Statements and Financial Statement Schedules.
Financial Statements: The Financial Statements and related Financial Statements Schedule of CPSI are included herein in Part II, Item 8.
(a)(3) and (b) – Exhibits.
The exhibits listed on the Exhibit Index beginning on page 94 of this Form 10-K are filed herewith or are incorporated herein by reference.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 14th day of March, 2018.

COMPUTER PROGRAMS AND SYSTEMS, INC.

By:	/s/ J. Boyd Douglas
J. Boyd Douglas
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ J. Boyd Douglas	President, Chief Executive Officer and Director (principal executive officer)	March 14, 2018
J. Boyd Douglas

/s/ Matt J. Chambless	Chief Financial Officer (principal financial officer)	March 14, 2018
Matt J. Chambless

/s/ David A. Dye	Chairman of the Board and Director, Chief Growth Officer	March 14, 2018
David A. Dye

/s/ James B. Britain	Vice President – Finance and Controller (principal accounting officer)	March 14, 2018
James B. Britain

/s/ Charles P. Huffman	Lead Director	March 14, 2018
Charles P. Huffman

/s/ William R. Seifert, II	Director	March 14, 2018
William R. Seifert, II

/s/ John C. Johnson	Director	March 14, 2018
John C. Johnson

/s/ W. Austin Mulherin, III	Director	March 14, 2018
W. Austin Mulherin, III

/s/ A. Robert Outlaw, Jr.	Director	March 14, 2018
A. Robert Outlaw, Jr.

/s/ Regina M. Benjamin	Director	March 14, 2018
Regina M. Benjamin

/s/ Denise W. Warren	Director	March 14, 2018
Denise W. Warren

/s/ Glenn P. Tobin	Director	March 14, 2018
Glenn P. Tobin

Exhibit Index

Exhibit Number	Description

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

10.10*	Computer Programs and Systems, Inc. Amended and Restated 2014 Incentive Plan (filed as Exhibit 10.1 to CPSI's Current Report on Form 8-K dated May 16, 2014 and incorporated herein by reference)

10.11*	Form of Performance Share Award Agreement under the 2014 Incentive Plan (filed as Exhibit 10.2 to CPSI’s Current Report on Form 8-K dated May 16, 2014 and incorporated herein by reference)

10.12*	Form of Performance-Based Cash Bonus Award Agreement under the 2014 Incentive Plan (filed as Exhibit 10.3 to CPSI’s Current Report on Form 8-K dated May 16, 2014 and incorporated herein by reference)

10.13*	Form of Restricted Stock Award Agreement under the 2014 Incentive Plan (filed as Exhibit 10.4 to CPSI’s Current Report on Form 8-K dated May 16, 2014 and incorporated herein by reference)

10.14*
Healthland Holding Inc. (f/k/a Dairyland Healthcare Solutions Holding Corp) Stock Incentive Plan (filed as Exhibit 99.1 to CPSI’s Registration Statement on Form S-8 (Registration No. 333-208915) and incorporated herein by reference)

10.15	Commission Program for Troy D. Rosser (filed as Exhibit 10.15 to CPSI's Annual Report on Form 10-K for the period ended December 31, 2016 and incorporated by reference herein)

10.16
Credit Agreement, dated as of January 8, 2016, by and among Computer Programs and Systems, Inc., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated January 8, 2016 and incorporated herein by reference)

10.17
Pledge and Security Agreement, dated as of January 8, 2016, by and among the parties identified as Obligors therein and Regions Bank, as collateral agent (filed as Exhibit 10.2 to CPSI’s Current Report on Form 8-K dated January 8, 2016 and incorporated herein by reference)

10.18
Investor Agreement, dated as of January 8, 2016, by and among Computer Programs and Systems, Inc., Francisco Partners II, L.P., Francisco Partners Parallel Fund II, L.P., and AHR Holdings, LLC. (filed as Exhibit 10.3 to CPSI’s Current Report on Form 8-K dated January 8, 2016 and incorporated herein by reference)

10.19
Support Agreement, dated as of November 25, 2015, by and among Computer Programs and Systems, Inc., HHI Merger Sub I, Inc., HHI Merger Sub II, Inc., AHR Holdings, LLC, Francisco Partners II, L.P., and Francisco Partners Parallel Fund II, L.P. (filed as Exhibit 10.2 to CPSI’s Current Report on Form 8-K dated December 1, 2015 and incorporated herein by reference)

10.20
Escrow Agreement, dated as of January 8, 2016, by and among Computer Programs and Systems, Inc., AHR Holdings, LLC and U.S. Bank National Association (filed as Exhibit 99.4 to CPSI's Registration Statement on Form S-8 (Registration No. 333-208915) and incorporated herein by reference)

10.21
First Amendment, dated as of December 20, 2016, by and among Computer Programs and Systems, Inc., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to CPSI's Current Report on Form 8-K dated December 20, 2016 and incorporated herein by reference)

10.22
Second Amendment, dated as of October 13, 2017, by and among Computer Programs and Systems., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to CPSI's Current Report on Form 8-K dated October 17, 2017 and incorporated herein by reference)

10.23
Third Amendment, dated as of February 8, 2018, by and among Computer Programs and Systems., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to CPSI's Current Report on Form 8-K dated February 14, 2018 and incorporated herein by reference)

21.1	Subsidiaries of the registrant

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Annual Report on Form 10-K for the period ended December 31, 2017

*	Management compensation plan or arrangement