Form 10-Q
period 2018-03-31
COMPUTER PROGRAMS & SYSTEMS INC
filed 2018-05-08
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018.

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 7, 2018, there were 14,085,989 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.
Quarterly Report on Form 10-Q
(For the three months ended March 31, 2018)

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$1,727	$520
Accounts receivable, net of allowance for doubtful accounts of $2,876 and $2,654, respectively	40,664	38,061
Financing receivables, current portion, net	15,482	15,055
Inventories	1,358	1,417
Prepaid expenses and other	5,935	2,824
Total current assets	65,166	57,877
Property and equipment, net	11,223	11,692
Financing receivables, net of current portion	13,245	11,485
Other assets, net of current portion	1,191	—
Intangible assets, net	94,111	96,713
Goodwill	140,449	140,449
Total assets	$325,385	$318,216
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,738	$7,620
Current portion of long-term debt	5,825	5,820
Deferred revenue	12,637	8,707
Accrued vacation	4,421	3,794
Income taxes payable	407	810
Other accrued liabilities	9,539	14,098
Total current liabilities	40,567	40,849
Long-term debt, net of current portion	136,231	136,614
Deferred tax liabilities	6,019	4,667
Total liabilities	182,817	182,130
Stockholders’ equity:
Common stock, $0.001 par value; 30,000 shares authorized; 14,086 and 13,760 shares issued and outstanding, respectively	14	14
Additional paid-in capital	157,017	155,078
Accumulated deficit	(14,463)	(19,006)
Total stockholders’ equity	142,568	136,086
Total liabilities and stockholders’ equity	$325,385	$318,216
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Sales revenues:
System sales and support	$45,751	$43,423
TruBridge	25,131	20,652
Total sales revenues	70,882	64,075
Costs of sales:
System sales and support	18,417	19,512
TruBridge	13,380	11,863
Total costs of sales	31,797	31,375
Gross profit	39,085	32,700
Operating expenses:
Product development	8,757	8,077
Sales and marketing	7,714	7,127
General and administrative	12,364	11,661
Amortization of acquisition-related intangibles	2,602	2,601
Total operating expenses	31,437	29,466
Operating income	7,648	3,234
Other income (expense):
Other income	198	70
Interest expense	(1,978)	(1,807)
Total other income (expense)	(1,780)	(1,737)
Income before taxes	5,868	1,497
Provision for income taxes	1,901	1,251
Net income	$3,967	$246
Net income per common share—basic	$0.29	$0.02
Net income per common share—diluted	$0.29	$0.02
Weighted average shares outstanding used in per common share computations:
Basic	13,475	13,374
Diluted	13,475	13,374
Dividends declared per common share	$0.10	$0.25
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount
Balance at December 31, 2017	13,760	$14	$155,078	$(19,006)	$136,086
Net income	—	—	—	3,967	3,967
Adoption of accounting standards (Note 2)	—	—	—	1,970	1,970
Issuance of restricted stock	326	—	—	—	—
Stock-based compensation	—	—	1,939	—	1,939
Dividends	—	—	—	(1,394)	(1,394)
Balance at March 31, 2018	14,086	$14	$157,017	$(14,463)	$142,568
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating Activities:
Net income	$3,967	$246
Adjustments to net income:
Provision for bad debt	646	174
Deferred taxes	777	1,124
Stock-based compensation	1,939	1,281
Depreciation	529	718
Amortization of acquisition-related intangibles	2,602	2,601
Amortization of deferred finance costs	86	182
Changes in operating assets and liabilities (net of acquired assets and liabilities):
Accounts receivable	(3,004)	(801)
Financing receivables	(2,432)	(147)
Inventories	59	480
Prepaid expenses and other	(527)	(154)
Accounts payable	118	927
Deferred revenue	2,700	3,903
Other liabilities	(3,932)	(480)
Prepaid income taxes/income taxes payable	(403)	(367)
Net cash provided by operating activities	3,125	9,687
Investing Activities:
Purchases of property and equipment	(60)	—
Net cash used in investing activities	(60)	—
Financing Activities:
Dividends paid	(1,394)	(3,384)
Payments of long-term debt principal	(8,794)	(1,635)
Proceeds from revolving line of credit	8,330	—
Payments of revolving line of credit	—	(5,000)
Net cash used in financing activities	(1,858)	(10,019)
Increase (decrease) in cash and cash equivalents	1,207	(332)
Cash and cash equivalents at beginning of period	520	2,220
Cash and cash equivalents at end of period	$1,727	$1,888
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,841	$1,612
Cash paid for income taxes, net of refund	$1,527	$494
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
Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2017 was derived from the audited consolidated balance sheet at that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of Computer Programs and Systems, Inc. ("CPSI" or the "Company") for the year ended December 31, 2017 and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
Presentation
Effective January 1, 2018, our interface services team, which provides the design, development, implementation, and support services for all interfaces for data exchange from the CPSI applications, was previously considered a part of our product development division and has been integrated with our acute care client service team. This transition will work to create a consistent, personal, and convenient service experience for our clients characterized by transparent communication with prompt resolution. With this change, the payroll and related costs of this group of employees that were formerly included within the caption "Product development" on our condensed consolidated statements of income are now included within the caption "System sales and support - Cost of sales."
These reclassification had no effect on previously reported total sales revenues, operating income, income before taxes or net income.
Amounts presented for the three months ended March 31, 2017 have been reclassified to conform to the current presentation. The following table provides the amounts reclassified for the three months ended March 31, 2017:

(In thousands)	As previously reported	Reclassifications	As reclassified
Costs of sales:
System sales and support	$18,655	$857	$19,512
Operating expenses:
Product development	$8,934	$(857)	$8,077
2.     RECENT ACCOUNTING PRONOUNCEMENTS
New Accounting Standards Adopted in 2018
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes prior revenue recognition guidance. This guidance was effective for fiscal years and interim periods within those years beginning after December 15, 2017, which was effective for the Company as of the first quarter of our fiscal year ending December 31, 2018. We adopted this new accounting standard codified as Accounting

Standards Codification ("ASC") 606, Revenue from Contracts with Customers, and the related amendments ("new revenue standard") during the first quarter of 2018 and have applied it to all contracts using the modified retrospective method, pursuant to which the cumulative effect of initially applying the new revenue standard is recognized as an adjustment to retained earnings and impacted balance sheet line items as of January 1, 2018, the date of adoption. The comparative previous period information continues to be reported under the accounting standards in effect for that period.
We completed an assessment of our systems, data, and processes that are affected by the implementation of this new revenue standard and have concluded that this standard does not significantly alter revenue recognition practices for our system sales and support and TruBridge revenue streams. The impact on our revenue recognition is limited to deferring and amortizing implementation fees over the contract life related to our Rycan revenue cycle management product, in which we previously recognized revenue as implementation was completed. Rycan implementation fees totaled $1.6 million in 2017, less than 1% of our 2017 revenues. The balance sheet impact of the deferred revenue related to these fees was an increase of $1.8 million as of the date of adoption. Also impacting deferred revenue was a decrease of $0.6 million related to previous billings which no longer required deferred recognition as of the date of adoption.
In addition to revenue recognition, the new revenue standard impacts our consolidated financial statements with respect to the capitalization of certain commissions and contract fulfillment costs which were previously expensed as incurred. Commissions and contract fulfillment costs related to the implementation of software as a service arrangements are now capitalized and amortized over the expected life of the customer. TruBridge commissions, which are paid up to twelve months in advance, are now capitalized and amortized over the prepayment period. The balance sheet impact of the prepaid assets was an increase of $3.8 million as of the date of adoption.
Due to the aforementioned changes in assets and liabilities related to the adoption of the new revenue standard, our deferred tax liability increased $0.6 million as of the date of adoption.
In total, the adoption of ASU 2014-09 resulted in a net increase in retained earnings of $2.0 million as of the date of adoption.
In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our condensed consolidated income statements and balance sheet were as follows:

	For the period ended March 31, 2018
(In thousands)	As reported	Balances without adoption of ASC 606	Effect of adoption increase/(decrease)
Condensed Consolidated Statements of Income
Revenue: TruBridge	$25,131	$25,072	$59
Cost of sales: System sales and support	18,417	18,350	67
Gross profit	39,085	39,093	(8)
Sales and marketing	7,714	7,614	100
Operating income	7,648	7,756	(108)
Provision for income taxes	1,901	1,924	(23)
Net income	$3,967	$4,052	$(85)

	March 31, 2018
(In thousands)	As reported	Balances without adoption of ASC 606	Effect of adoption increase/(decrease)
Condensed Consolidated Balance Sheet
Prepaid assets and other	$5,935	$3,518	$2,417
Other assets, net of current	1,191	—	1,191
Total assets	325,385	321,777	3,608
Deferred revenue	12,637	11,465	1,172
Deferred tax liability	6,019	5,468	551
Total liabilities	182,817	181,094	1,723
Retained earnings	$(14,463)	$(16,348)	$1,885

The effect of the changes in balance sheet accounts resulting from the adoption of the new revenue standard are primarily due to the beginning adjustments for adoption mentioned above, accompanied by incremental changes resulting from activity during the period ending March 31, 2018. Refer to Note 3 - Revenue Recognition for more information on period activity.
The new revenue standard requirements did not impact our net cash provided by or used in operating, investing, or financing cash flows on our condensed consolidated statements of cash flows, although components within changes in operating assets and liabilities were immaterially impacted by adoption.
In August 2016, the FASB issued ASU 2016-15, Classifications of Certain Cash Receipts and Cash Payments, which clarifies cash flow classification for eight specific issues, including debt prepayment or extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and proceeds from settlement of corporate-owned life insurance policies. This guidance was effective for fiscal years and interim periods within those years beginning after December 15, 2017, which was effective for the Company as of the first quarter of our fiscal year ending December 31, 2018. The adoption of ASU 2016-15 did not have a material effect on our financial statements.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, to assist an entity in evaluating when a set of transferred assets and activities is a business. The guidance was effective for fiscal years and interim periods within those years beginning after December 15, 2017, and will be applied prospectively to any transactions occurring within the period of adoption. The adoption of ASU 2017-01 did not have a material effect on our financial statements.
New Accounting Standards Yet to be Adopted

In February 2016, the FASB issued ASU 2016-02, Leases, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new guidance will require the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. This guidance will be effective for fiscal years and interim periods within those years beginning after December 15, 2018, which will be effective for the Company as of the first quarter of our fiscal year ending December 31, 2019. The Company is currently evaluating the impact that the implementation of this standard will have on its financial statements.

We do not believe that any other recently issued but not yet effective accounting standards, if adopted, would have a material impact on our consolidated financial statements.
3.     REVENUE RECOGNITION
Revenue is recognized upon transfer of control of promised products or services to clients in an amount that reflects the consideration we expect to receive in exchange for those products and services. We enter into contracts that can include various combinations of products and services, which are generally distinct and accounted for as separate performance obligations. The Company employs the 5-step revenue recognition model under ASC 606 to: (1) identify the contract with the client, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation.
Revenue is recognized net of shipping charges and any taxes collected from clients, which are subsequently remitted to governmental authorities.
System Sales and Support
The Company enters into contractual obligations to sell perpetual software licenses, installation, conversion, and training, hardware and software application support and hardware maintenance services to acute care and post-acute care community hospitals.
Non-recurring Revenues

•
Perpetual software licenses, installation, conversion, and related training are not considered separate and distinct performance obligations due to the proprietary nature of our software and are, therefore, accounted for as a single performance obligation on a module-by-module basis. Revenue is recognized as each module's implementation is completed based on the module's stand-alone selling price ("SSP"), net of discounts. Fees for licenses, installation, conversion, and related training are typically due in three installments: (1) at placement of order, (2)

upon installation of software and commencement of training, and (3) upon satisfactory completion of monthly accounting cycle or end-of-month operation by application and as applicable for each application. Often, short-term and/or long-term financing arrangements are provided for software implementations; refer to Note 9 - Financing Receivables for further information. Electronic health records ("EHR") implementations include a system warranty that terminates thirty days from the software go-live date, the date of which the client begins using the system in a live environment.

•
Hardware revenue is recognized separately from software licenses at the point in time it is delivered to the client. The SSP of hardware is cost plus a reasonable margin. Payment is generally due upon delivery of the hardware to the client. Standard manufacturer warranties apply for hardware.

Recurring Revenues

•
Software application support and hardware maintenance services sold with software licenses and hardware are separate and distinct performance obligations. Revenue for support and maintenance services is recognized based on SSP, which is the renewal price, ratably over the life of the contact, which is generally three to five years. Payment is due monthly for support services provided.

•
Subscriptions to third party content revenue is recognized as a separate performance obligation ratably over the subscription term based on SSP, which is cost plus a reasonable margin. Payment is due monthly for subscriptions to third party content.

•
Software as a Service ("SaaS") arrangements for EHR software and related conversion and training services are considered a single performance obligation. Revenue is recognized on a monthly basis as the SaaS service is provided to the client over the contract term. Payment is due monthly for SaaS services provided.

Refer to Note 14 - Segment Reporting, for further information, including revenue by client base (acute care or post-acute care) bifurcated by recurring and non-recurring revenue.
TruBridge
TruBridge provides an array of business processing services ("BPS") consisting of accounts receivable management, private pay services, insurance services, medical coding, electronic billing, statement processing, payroll processing, and contract management. Fees are recognized over the period of the client contractual relationship as the services are performed based on the SSP, net of discounts. Fees for many of these services are invoiced, and revenue recognized accordingly, based on the volume of transactions or a percentage of client accounts receivable collections. Payment is due monthly for BPS with certain amounts varying based on utilization and/or volumes.
TruBridge also provides professional IT services. Revenue from professional services is recognized as the services are performed based on SSP. Payment is due monthly as services are performed.
Deferred Revenue
Deferred revenue represents amounts invoiced to clients for which the services under contract have not been completed and revenue has not been recognized, including annual renewals of certain software subscriptions and customer deposits for implementations to be performed at a later date. Revenue is recognized ratably over the life of the software subscriptions as services are provided and at the point-in-time when implementations have been completed.

(In thousands)	March 31, 2018
Balance as of January 1, 2018	$9,937
Deferred revenue recorded	7,192
Less deferred revenue recognized as revenue	(4,492)
Balance as of March 31, 2018	$12,637
The $7.2 million of deferred revenue recorded during the period ended March 31, 2018 is primarily the annual renewals of certain software subscriptions billed during the first quarter of each year. The deferred revenue recognized as revenue during the period ending March 31, 2018 is primarily the periodic recognition of annual renewals that have been deferred until earned.

Costs to Obtain and Fulfill a Contract with a Customer
Costs to obtain a contract include the commission costs related to SaaS licensing agreements, which are capitalized and amortized ratably over the expected life of the customer. As a practical expedient, we generally recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset would have been one year or less, with the exception of commissions generated from TruBridge sales. TruBridge commissions, which are paid up to twelve months in advance, are capitalized and amortized over the prepayment period. Costs to obtain a contract are expensed within sales and marketing expenses in the accompanying condensed consolidated statements of income.
Contract fulfillment costs related to the implementation of SaaS arrangements are capitalized and amortized ratably over the expected life of the customer. Costs to fulfill contracts consist of the payroll costs for the implementation of SaaS arrangements, including time for training, conversion, and installation that is necessary for the software to be utilized. Contract fulfillment costs are expensed within the caption "System sales and support - Cost of sales."
Costs to obtain and fulfill contracts related to SaaS arrangements are included within the "Prepaid expenses and other" and "Other assets, net of current portion" line items on our condensed consolidated balance sheets.

(In thousands)	March 31, 2018
Balance as of January 1, 2018	$3,775
Costs to obtain and fulfill contracts recorded	883
Less costs to obtain and fulfill contracts recognized as expense	(1,050)
Balance as of March 31, 2018	$3,608
Significant Judgments
Our contracts with clients often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.
Judgment is required to determine SSP for each distinct performance obligation. We use observable SSP for items that are sold on a stand-alone basis to similarly situated clients at unit prices within a sufficiently narrow range. For performance obligations that are sold to different clients for a broad range of amounts, or for performance obligations that are never sold on a stand-alone basis, the residual method in determining SSP is applied and requires significant judgment.
Allocating the transaction price, including estimating SSP of promised goods and services for contracts with discounts or variable consideration, may require significant judgment. Due to the short time frame of the implementation cycle, discount allocation is immaterial as revenue is recognized net of discounts within the same reporting period. In scenarios where the Company enters into a contract that includes both a software license and BPS or other services that are charged based on volume of services rendered, the Company allocates variable amounts entirely to a distinct good or service. The terms of the variable payment relate specifically to the entity’s efforts to satisfy that performance obligation.
Significant judgment is required in determining the expected life of a customer, which is the amortization period for costs to obtain and fulfill a contract that have been capitalized. The Company determined that the expected life of the customer is not materially different from the initial contract term based on the characteristics of the SaaS offering.
Remaining Performance Obligations
Disclosures regarding remaining performance obligations are not considered material as the overwhelming majority of the Company's remaining performance obligations either (a) are related to contracts with an expected duration of one year or less, or (b) exhibit revenue recognition in the amount to which the Company has the right to invoice.

4.     PROPERTY AND EQUIPMENT
Property and equipment was comprised of the following at March 31, 2018 and December 31, 2017:

(In thousands)	March 31, 2018	December 31, 2017
Land	$2,848	$2,848
Buildings and improvements	8,240	8,240
Computer equipment	3,329	3,269
Leasehold improvements	5,001	5,001
Office furniture and fixtures	2,865	2,865
Automobiles	70	70
	22,353	22,293
Less: accumulated depreciation	(11,130)	(10,601)
Property and equipment, net	$11,223	$11,692
5.     OTHER ACCRUED LIABILITIES
Other accrued liabilities was comprised of the following at March 31, 2018 and December 31, 2017:

(In thousands)	March 31, 2018	December 31, 2017
Salaries and benefits	$5,582	$8,432
Severance	676	1,139
Commissions	952	2,416
Self-insurance reserves	1,020	1,024
Contingent consideration	615	586
Other	694	501
	$9,539	$14,098
The accrued contingent consideration depicted above represents the potential earnout incentive for former Rycan shareholders, relating to the purchase of Rycan by HHI in 2015. We have estimated the fair value of the contingent consideration based on the amount of revenue we expect to be earned by Rycan through the year ending December 31, 2018 in accordance with the agreement.
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

The following is a calculation of the basic and diluted EPS for Company's common stock, including a reconciliation between net income and net income attributable to common stockholders:

	Three Months Ended
(In thousands, except per share data)	March 31, 2018	March 31, 2017
Net income	$3,967	$246
Less: Net income attributable to participating securities	(121)	(2)
Net income attributable to common stockholders	$3,846	$244

Weighted average shares outstanding used in basic per common share computations	13,475	13,374
Add: Dilutive potential common shares	—	—
Weighted average shares outstanding used in diluted per common share computations	13,475	13,374

Basic EPS	$0.29	$0.02
Diluted EPS	$0.29	$0.02
During 2018, performance share awards were granted to certain executive officers and key employees of the Company that will result in the issuance of time-vesting restricted stock if the predefined performance criteria are met. The awards provide for an aggregate target of 184,776 shares, none of which have been included in the calculation of diluted EPS for the three months ended March 31, 2018 because the related threshold award performance level has not been achieved as of March 31, 2018. See Note 8 - Stock-based Compensation for more information.
7.     INCOME TAXES
The Company determines the tax provision for interim periods using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.
Our effective tax rate for the three months ended March 31, 2018 decreased to 32.4% from 83.6% for the three months ended March 31, 2017. Our effective tax rate for the three months ended March 31, 2018 was impacted by the Tax Cuts and Jobs Act, which reduced our corporate federal rate from 35% to 21% effective at the beginning of 2018. The first quarter of 2018 also included a $0.4 million shortfall tax expense related to stock-based compensation that increased the effective rate by 6%. During the first quarter of 2017 we experienced a shortfall tax expense related to stock-based compensation of $0.8 million that increased the effective rate by 51%.
8.     STOCK-BASED COMPENSATION
Stock-based compensation expense is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee's or non-employee director's requisite service period.
The following table details total stock-based compensation expense for the three months ended March 31, 2018 and 2017, included in the condensed consolidated statements of income:

	Three Months Ended
(In thousands)	March 31, 2018	March 31, 2017
Costs of sales	$439	$318
Operating expenses	1,500	963
Pre-tax stock-based compensation expense	1,939	1,281
Less: income tax effect	(427)	(500)
Net stock-based compensation expense	$1,512	$781
The Company's stock-based compensation awards are in the form of restricted stock and performance share awards granted pursuant to the Company's 2012 Restricted Stock Plan for Non-Employee Directors and Amended and Restated 2014 Incentive Plan (the "Plans"). As of March 31, 2018, there was $20.4 million of unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the Plans, which is expected to be recognized over a weighted-average period of 2.4 years.
Restricted Stock
The Company grants restricted stock to executive officers, certain key employees and non-employee directors under the Plans with the fair value of the awards representing the fair value of the common stock on the date the restricted stock is granted. Shares of restricted stock generally vest in equal annual installments over the applicable vesting period, which ranges from one to three years. The Company records expenses for these grants on a straight-line basis over the applicable vesting periods. Shares of restricted stock may also be issued pursuant to the settlement of performance share awards, for which the Company records expenses in the manner described in the "Performance Share Awards" section below.
A summary of restricted stock activity (including shares of restricted stock issued pursuant to the settlement of performance share awards) under the Plans during the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Shares	Weighted-Average Grant Date Fair Value Per Share	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested restricted stock outstanding at beginning of period	309,195	$38.36	184,885	$54.63
Granted	148,841	30.20	2,820	26.60
Performance share awards settled through the issuance of restricted stock	177,395	29.94	—	—
Vested	(55,907)	54.20	(64,378)	54.45
Unvested restricted stock outstanding at end of period	579,524	$32.16	123,327	$54.07
Performance Share Awards
The Company grants performance share awards to executive officers and certain key employees under the Amended and Restated 2014 Incentive Plan. The number of shares of common stock earned and issuable under each award is determined at the end of each one-year or three-year performance period, based on the Company's achievement of performance goals predetermined by the Compensation Committee of the Board of Directors at the time of grant. The three-year performance share awards include a modifier to the total number of shares earned based on the Company's total shareholder return ("TSR") compared to an industry index. If certain levels of the performance objective are met, the award results in the issuance of shares of restricted stock or common stock corresponding to such level. One-year performance share awards are then subject to time-based vesting pursuant to which the shares of restricted stock vest in equal annual installments over the applicable vesting period, which is generally three years. Three-year performance share awards result in the issuance of shares of common stock that are not subject to time-based vesting at the conclusion of the three-year performance period if earned.
In the event that the Company's financial performance meets the predetermined target for the performance objective of the one-year and three-year performance share awards, the Company will issue each award recipient the number of shares of restricted stock or common stock, as applicable, equal to the target award specified in the individual's underlying performance share award agreement. In the event the financial results of the Company exceed the predetermined target, additional shares up to the maximum award may be issued. In the event the financial results of the Company fall below the predetermined target, a reduced number of shares may be issued. If the financial results of the Company fall below the threshold performance level, no shares will be issued. The total number of shares issued for the three-year performance share award may be increased, decreased, or unchanged based on the TSR modifier described above.
The recipients of performance share awards do not receive dividends or possess voting rights during the performance period and, accordingly, the fair value of the one-year performance share awards is the quoted market value of CPSI's common stock on the grant date less the present value of the expected dividends not received during the relevant period. The TSR modifier applicable to the three-year performance share awards is considered a market condition and therefore is reflected in the grant date fair value of the award. A Monte Carlo simulation has been used to account for this market condition in the grant date fair value of the award.

Expense of one-year performance share awards is recognized using the accelerated attribution (graded vesting) method over the period beginning on the date the Company determines that it is probable that the performance criteria will be achieved and ending on the last day of the vesting period for the restricted stock issued in satisfaction of such awards. Expense of three-year performance share awards is recognized using ratable straight-line amortization over the three-year performance period. In the event the Company determines it is no longer probable that the minimum performance level will be achieved, all previously recognized compensation expense related to the applicable awards is reversed in the period such a determination is made.
A summary of performance share award activity under the 2014 Incentive Plan during the three months ended March 31, 2018 and 2017 is as follows, based on the target award amounts set forth in the performance share award agreements:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Performance share awards outstanding at beginning of period	189,325	$29.94	77,594	$49.64
Granted	184,776	30.15	56,711	25.13
Forfeited or unearned	(11,930)	29.94	(77,594)	49.64
Performance share awards settled through the issuance of restricted stock	(177,395)	29.94	—	—
Performance share awards outstanding at end of period	184,776	$30.15	56,711	$25.13
9.     FINANCING RECEIVABLES
Short-Term Payment Plans
The Company provides fixed monthly payment arrangements ("short-term payment plans") over terms ranging from three to twelve months for meaningful use stage three and other add-on software installations. As a practical expedient, we do not adjust the amount of consideration recognized as revenue for the financing component as unearned income when we expect payment within one year or less. These receivables, included in the current portion of financing receivables, were comprised of the following at March 31, 2018 and December 31, 2017:

(In thousands)	March 31, 2018	December 31, 2017
Short-term payment plans, gross	$8,243	$9,081
Less: allowance for losses	(565)	(638)
Short-term payment plans, net	$7,678	$8,443
Long-Term Financing Arrangements
Additionally, the Company provides financing for purchases of its information and patient care systems to certain healthcare providers under long-term financing arrangements expiring in various years through 2025. Under long-term financing arrangements, the transaction price is adjusted by a discount rate that reflects market conditions that would be used for a separate financing transaction between the Company and licensee at contract conception, and takes into account the credit characteristics of the licensee and market interest rates as of the date of the agreement. As such, the amount of fixed fee revenue recognized at the beginning of the license term will be reduced by the calculated financing component. As payments are received from the licensee, the Company recognizes a portion of the financing component as interest income, reported as other income in the condensed consolidated statements of income. These receivables typically have terms from two to seven years.

The components of these receivables were as follows at March 31, 2018 and December 31, 2017:

(In thousands)	March 31, 2018	December 31, 2017
Long-term financing arrangements, gross	$25,376	$22,968
Less: allowance for losses	(1,729)	(2,606)
Less: unearned income	(2,598)	(2,265)
Long-term financing arrangements, net	$21,049	$18,097
Future minimum payments to be received subsequent to March 31, 2018 are as follows:

(In thousands)
Years Ended December 31,
2018	$6,642
2019	7,386
2020	4,782
2021	3,746
2022	2,108
Thereafter	712

Total minimum payments to be received	25,376
Less: allowance for losses	(1,729)
Less: unearned income	(2,598)

Receivables, net	$21,049

Credit Quality of Financing Receivables and Allowance for Credit Losses
The following table is a roll-forward of the allowance for financing credit losses for the three months ended March 31, 2018 and year ended December 31, 2017:

(In thousands)	Balance at Beginning of Period	Provision	Charge-offs	Recoveries	Balance at End of Period
March 31, 2018	$3,244	$246	$(1,196)	$—	$2,294
December 31, 2017	$2,198	$1,823	$(777)	$—	$3,244
The Company’s financing receivables are comprised of a single portfolio segment, as the balances are all derived from short-term payment plan arrangements and long-term financing arrangements within our target market of community hospitals. The Company evaluates the credit quality of its financing receivables based on a combination of factors, including, but not limited to, customer collection experience, economic conditions, the customer’s financial condition, and known risk characteristics impacting the respective customer base of community hospitals, the most notable of which relate to enacted and potential changes in Medicare and Medicaid reimbursement rates as community hospitals typically generate a significant portion of their revenues and related cash flows from beneficiaries of these programs. In addition to specific account identification, the Company utilizes historical collection experience to establish the allowance for credit losses. Financing receivables are written off only after the Company has exhausted all collection efforts. The Company has been successful in collecting its financing receivables and considers the credit quality of such arrangements to be good.

Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. To facilitate customer collection and credit monitoring efforts, financing receivable amounts are invoiced and reclassified to trade accounts receivable when they become due, with all invoiced amounts placed on nonaccrual status. As a result, all past due amounts related to the Company’s financing receivables are included in trade accounts receivable in the accompanying condensed consolidated balance sheets. The following is an analysis of the age of financing receivables amounts (excluding short-term payment plans) that have been reclassified to trade accounts receivable and were past due as of March 31, 2018 and December 31, 2017:

(In thousands)	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due
March 31, 2018	$1,267	$314	$87	$1,668
December 31, 2017	$980	$171	$—	$1,151
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
Because amounts are reclassified to trade accounts receivable when they become due, there are no past due amounts included within financing receivables or financing receivables, net of current portion, in the accompanying condensed consolidated balance sheets.
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

(In thousands)	March 31, 2018	December 31, 2017
Stratification of uninvoiced client financing receivables based on aging of related trade accounts receivable:
1 to 90 Days Past Due	$12,482	$11,300
91 to 180 Days Past Due	3,844	3,727
181 + Days Past Due	993	967
Total uninvoiced client financing receivables balances of clients with a trade accounts receivable	$17,319	$15,994
Total uninvoiced client financing receivables of clients with no related trade accounts receivable	5,459	4,709
Total financing receivables with contractual maturities of one year or less	8,243	9,081
Less: allowance for losses	(2,294)	(3,244)
Total financing receivables	$28,727	$26,540
10.     INTANGIBLE ASSETS AND GOODWILL
Our purchased definite-lived intangible assets as of March 31, 2018 and December 31, 2017 are summarized as follows:

(In thousands)	Customer Relationships	Trademark	Developed Technology	Total
Gross carrying amount as of December 31, 2017 and March 31, 2018	$82,300	$10,900	$24,100	$117,300
Accumulated amortization as of December 31, 2017	(12,937)	(1,682)	(5,968)	(20,587)
Net intangible assets as of December 31, 2017	69,363	9,218	18,132	96,713
Accumulated amortization for period ended March 31, 2018	(1,635)	(213)	(754)	(2,602)
Net intangible assets as of March 31, 2018	$67,728	$9,005	$17,378	$94,111
Weighted average remaining years of useful life	11	13	6	10
The following table represents the remaining amortization of definite-lived intangible assets as of March 31, 2018:

(In thousands)
For the year ended December 31,
2018	$7,804
2019	10,112
2020	10,106
2021	10,066
2022	10,066
Due thereafter	45,957
Total	$94,111
The following table sets forth the change in the carrying amount of goodwill by segment for the three months ended March 31, 2018:

(In thousands)	Acute Care EHR	Post-acute Care EHR	TruBridge	Total
Balance as of December 31, 2017	$97,095	$29,570	$13,784	$140,449
Goodwill impairment	—	—	—	—
Balance as of March 31, 2018	$97,095	$29,570	$13,784	$140,449
Goodwill is evaluated for impairment annually on October 1, or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist.

11.     LONG-TERM DEBT
Long-term debt was comprised of the following at March 31, 2018 and December 31, 2017:

(In thousands)	March 31, 2018	December 31, 2017
Term loan facility	$106,820	$115,538
Revolving credit facility	36,313	27,983
Capital lease obligation	488	565
Debt obligations	143,621	144,086
Less: unamortized debt issuance costs	(1,565)	(1,652)
Debt obligation, net	142,056	142,434
Less: current portion	(5,825)	(5,820)
Long-term debt	$136,231	$136,614
As of March 31, 2018, the carrying value of debt approximates the fair value due to the variable interest rate, which reflects the market rate.
Credit Agreement
In conjunction with our acquisition of HHI in January 2016, we entered into a syndicated credit agreement (the "Previous Credit Agreetment") with Regions Bank ("Regions") serving as administrative agent, which provided for a $125 million term loan facility (the "Previous Term Loan Facilty") and a $50 million revolving credit facility (the "Previous Revolving Credit Facility"). On October 13, 2017, we entered into a Second Amendment (the "Second Amendment") to refinance and decrease the aggregate committed size of the credit facilities from $175 million to $162 million, which included a $117 million term loan facility (the "Amended Term Loan Facility") and a $45 million revolving credit facility (the "Amended Revolving Credit Facility" and, together with the Amended Term Loan Facility, the "Amended Credit Facilities"). On February 8, 2018, we entered into a Third Amendment (the "Third Amendment") to the Amended Credit Agreement to increase the aggregate principle amount of the Amended Credit Facilities from $162 million to $167 million, which includes the $117 million Amended Term Loan Facility and a $50 million Amended Revolving Credit Facility.
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
Principal payments with respect to the Amended Term Loan Facility are due on the last day of each fiscal quarter beginning December 31, 2017, with quarterly principal payments of approximately $1.46 million through September 30, 2019, approximately $2.19 million through September 30, 2021 and approximately $2.93 million through September 30, 2022, with the maturity on October 13, 2022 or such earlier date as the obligations under the Amended Credit Agreement become due and payable pursuant to the terms of the Amended Credit Agreement (the "Amended Maturity Date"). Any principal outstanding under the Amended Revolving Credit Facility is due and payable on the Amended Maturity Date.
Anticipated annual future maturities of the Term Loan Facility, Revolving Credit Facility, and capital lease obligation are as follows as of March 31, 2018:

(In thousands)
2018	$4,626
2019	6,831
2020	8,775
2021	9,506
2022	113,883
Thereafter	—
$143,621
The Amended Credit Facilities are secured pursuant to a Pledge and Security Agreement, dated January 8, 2016, among the parties identified as obligors therein and Regions, as collateral agent (the “Security Agreement”), on a first priority basis by a security interest in substantially all of the tangible and intangible assets (subject to certain exceptions) of the Company and certain subsidiaries of the Company, as guarantors (collectively, the “Subsidiary Guarantors”), including certain registered intellectual property and the capital stock of certain of the Company’s direct and indirect subsidiaries. Our obligations under the Amended Credit Agreement are also guaranteed by the Subsidiary Guarantors.
The Amended Credit Agreement, as amended by the Third Amendment, provides incremental facility capacity of $50 million, subject to certain conditions. The Amended Credit Agreement includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. The Amended Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio of 1.25:1.00 throughout the duration of such agreement. Under the Amended Credit Agreement, the Company is required to comply with a maximum consolidated leverage ratio of 3.95:1.00 through December 31, 2017 and 3.50:1.00 from January 1, 2018 and thereafter. The Amended Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default. We believe that we were in compliance with the covenants contained in the Amended Credit Agreement as of March 31, 2018.
The Amended Credit Agreement requires the Company to mandatorily prepay the Amended Credit Facilities with (i) 75% of excess cash flow (minus certain specified other payments) during each of the fiscal years ending December 31, 2017 and December 31, 2018 and (ii) 50% of excess cash flow (minus certain specified other payments) during the fiscal year ending December 31, 2019 and thereafter. The Company is permitted to voluntarily prepay the Amended Credit Facilities at any time without penalty, subject to customary “breakage” costs with respect to prepayments of LIBOR rate loans made on a day other than the last day of any applicable interest period. The excess cash flow mandatory prepayment requirement of the Amended Credit Agreement resulted in a $7.3 million prepayment on the Amended Term Loan Facility during the first quarter of 2018 related to excess cash flow generated by the Company during 2017. This mandatory prepayment was funded by drawing down on the Amended Revolving Credit Facility, as excess cash flow generated by the Company during 2017 was primarily used to voluntarily prepay amounts due under the Amended Revolving Credit Facility.
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
The accrued contingent consideration depicted below represents the potential earnout incentive for former Rycan shareholders, relating to the purchase of Rycan by HHI in 2015. We have estimated the fair value of the contingent consideration based on the amount of revenue we expect to be earned by Rycan through the year ending December 31, 2018 in accordance with the agreement.
The following table summarizes the carrying amounts and fair value of the contingent consideration at March 31, 2018:

		Fair Value at March 31, 2018 Using
	Carrying Amount at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	3/31/2018	(Level 1)	(Level 2)	(Level 3)
Description
Contingent consideration	$615	$—	$—	$615
Total	$615	$—	$—	$615
The following table summarizes the carrying amounts and fair value of the contingent consideration at December 31, 2017:

		Fair Value at December 31, 2017 Using
	Carrying Amount at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	12/31/2017	(Level 1)	(Level 2)	(Level 3)
Description
Contingent consideration	$586	$—	$—	$586
Total	$586	$—	$—	$586
The carrying amounts of other financial instruments reported in the consolidated balance sheets for current assets and current liabilities approximate their fair values because of the short-term nature of these instruments.

14.     SEGMENT REPORTING
Our chief operating decision makers ("CODM") utilize three operating segments, "Acute Care EHR," "Post-acute Care EHR" and "TruBridge," based on our three distinct business units with unique market dynamics and opportunities. Revenues and cost of sales are primarily derived from the provision of services and sales of our proprietary software, and our CODM assess the performance of these three segments at the gross profit level. Operating expenses and items such as interest, income tax, capital expenditures and total assets are managed at a consolidated level and thus are not included in our operating segment disclosures. Our CODM group is comprised of the Chief Executive Officer, Chief Growth Officer, Chief Operating Officer, and Chief Financial Officer. Accounting policies for each of the reportable segments are the same as those used on a consolidated basis.
The following table presents a summary of the revenues and gross profits of our three operating segments for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(In thousands)	2018	2017
Revenues:
Acute Care EHR
Recurring revenue	$28,134	$28,538
Non-recurring revenue	12,048	8,592
Total Acute Care EHR revenue	40,182	37,130
Post-acute Care EHR
Recurring revenue	4,831	5,078
Non-recurring revenue	738	1,215
Total Post-acute Care EHR revenue	5,569	6,293
TruBridge	25,131	20,652
Total revenues	$70,882	$64,075

Cost of sales:
Acute Care EHR	$16,756	$17,499
Post-acute Care EHR	1,661	2,013
TruBridge	13,380	11,863
Total cost of sales	$31,797	$31,375

Gross profit:
Acute Care EHR	$23,426	$19,631
Post-acute Care EHR	3,908	4,280
TruBridge	11,751	8,789
Total gross profit	$39,085	$32,700

Corporate operating expenses	$(31,437)	$(29,466)
Other income	198	70
Interest expense	(1,978)	(1,807)
Income before taxes	$5,868	$1,497
15.     SUBSEQUENT EVENTS
On May 3, 2018, the Company announced a dividend for the second quarter of 2018 in the amount of $0.10 per share, payable on June 1, 2018, to stockholders of record as of the close of business on May 17, 2018.

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

This discussion and analysis contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified generally by the use of forward-looking terminology and words such as "expects," "anticipates," "estimates," "believes," "predicts," "intends," "plans," "potential," "may," "continue," "should," "will" and words of comparable meaning. Without limiting the generality of the preceding statement, all statements in this report relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and future financial results are forward-looking statements. We caution investors that any such forward-looking statements are only predictions and are not guarantees of future performance. Certain risks, uncertainties and other factors may cause actual results to differ materially from those projected in the forward-looking statements. Such factors may include:

•
overall business and economic conditions affecting the healthcare industry, including the effects of the federal healthcare reform legislation enacted in 2010, and implementing regulations, on the businesses of our hospital clients;

•
government regulation of our products and services and the healthcare and health insurance industries, including changes in healthcare policy affecting Medicare and Medicaid reimbursement rates and qualifying technological standards;

•	changes in customer purchasing priorities, capital expenditures and demand for information technology systems;

•	saturation of our target market and hospital consolidations;

•	general economic conditions, including changes in the financial and credit markets that may affect the availability and cost of credit to us or our clients;

•	our substantial indebtedness, and our ability to incur additional indebtedness in the future;

•	our potential inability to generate sufficient cash in order to meet our debt service obligations;

•	restrictions on our current and future operations because of the terms of our senior secured credit facilities;

•	market risks related to interest rate changes;

•	competition with companies that have greater financial, technical and marketing resources than we have;

•	failure to develop new technology and products in response to market demands;

•	failure of our products to function properly resulting in claims for medical and other losses;

•	breaches of security and viruses in our systems resulting in customer claims against us and harm to our reputation;

•	failure to maintain customer satisfaction through new product releases free of undetected errors or problems;

•	interruptions in our power supply and/or telecommunications capabilities, including those caused by natural disaster;

•	our ability to attract and retain qualified client service and support personnel;

•	failure to properly manage growth in new markets we may enter;

•	misappropriation of our intellectual property rights and potential intellectual property claims and litigation against us;

•	changes in accounting principles generally accepted in the United States of America;

•	significant charge to earnings if our goodwill or intangible assets become impaired; and

•	fluctuations in quarterly financial performance due to, among other factors, timing of customer installations.
Additional information concerning these and other factors that could cause differences between forward-looking statements and future actual results is discussed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017.

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
Our companies currently support approximately 1,100 acute care facilities and approximately 3,500 post-acute care facilities with a geographically diverse customer mix within the domestic community healthcare market. Our clients primarily consist of community hospitals with 200 or fewer acute care beds, with hospitals having 100 or fewer beds comprising approximately 94% of our hospital EHR customer base.
We operate in three reportable segments: (1) Acute Care EHR, (2) Post-acute Care EHR and (3) TruBridge. See Note 14 to the consolidated financial statements included herein for additional information on our segment reporting.

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
Management Overview
Historically, we have primarily sought revenue growth through sales of healthcare IT systems and related services to existing and new clients within our target market, a strategy that has resulted in a ten-year compounded annual growth rate in legacy revenues (i.e., revenues related to our legacy Evident and TruBridge operations) of approximately 5.9% as of the end of our most recently completed fiscal year. Important to our potential for continued long-term revenue growth is our ability to sell new and additional products and services to our existing customer base, including cross-selling opportunities presented with the acquisition of HHI. We believe that as our combined customer base grows, the demand for additional products and services, including business management, consulting and managed IT services, will also continue to grow, supporting further increases in recurring revenues. We also expect to drive revenue growth from new product development that we may generate from our research and development activities.
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
We also look to increase margins through cost containment measures where appropriate as we continue to leverage opportunities for greater operating efficiencies of the combined entity. For example, during the first quarter of 2018, we further integrated our acute care product lines into a combined client support group. Using best practices of the combined companies implementation processes, we have decreased travel costs for our acute-care installations by approximately 25%. During the fourth quarter of 2017, TruBridge eliminated approximately $0.6 million per quarter of cloud hosting service costs for the HHI customer base by utilizing in-house resources. Also, during the first quarter of 2017, we instituted a limited-time, voluntary severance program offering those employees meeting certain predetermined criteria severance packages involving continuing periodic cash payments and healthcare benefits for varying periods, depending upon the individual's years of service with the Company.
Turbulence in the U.S. and worldwide economies and financial markets impacts almost all industries. While the healthcare industry is not immune to economic cycles, we believe it is more significantly affected by U.S. regulatory and national health projects than by the economic cycles of our economy. Additionally, healthcare organizations with a large dependency on Medicare and Medicaid populations, such as community hospitals, have been affected by the challenging financial condition of the federal government and many state governments and government programs. Accordingly, we recognize that prospective hospital clients often do not have the necessary capital to make investments in information technology. Additionally, in response to these challenges, hospitals have become more selective regarding where they invest capital, resulting in a focus on strategic spending that generates a return on their investment. Despite these challenges, we believe healthcare information technology is often viewed as more strategically beneficial to hospitals than other possible purchases because the technology also plays an important role in healthcare by improving safety and efficiency and reducing costs. Additionally, we believe most hospitals recognize that they must invest in healthcare information technology to meet current and future regulatory, compliance and government reimbursement requirements.
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
We have historically made financing arrangements available to customers on a case-by-case basis depending upon the various aspects of the proposed contract and customer attributes. These financing arrangements include other short-term payment plans and longer-term lease financing through us or third-party financing companies. For those clients not seeking a financing arrangement, the payment schedule of the typical contract is structured to provide for a scheduling deposit due at contract signing, with the remainder of the contracted fees due at various stages of the installation process (delivery of hardware, installation of software and commencement of training, and satisfactory completion of a monthly accounting cycle or end-of-month operation by and as applicable for each respective application).
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
We have also historically made our software applications available to clients through "Software as a Service" or "SaaS" configurations, including our Cloud Electronic Health Record ("Cloud EHR") offering. These offerings are attractive to some clients because this configuration allows them to obtain access to advanced software products without a significant initial capital outlay. We have experienced a substantial increase in the prevalence of such SaaS arrangements for new system installations and add-on sales to existing clients since 2015, a trend we expect to continue for the foreseeable future. Unlike our historical perpetual license arrangements under which the related revenue is recognized effectively upon installation, the SaaS arrangements result in revenue being recognized monthly as the services are provided over the term of the arrangement. As a result, the effect of this trend on the Company's financial statements is reduced system sales revenues during the period of installation in exchange for increased recurring periodic revenues (reflected in system sales and support revenues) over the term of the SaaS arrangement.
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
Similarly, compliance with the meaningful use rules has accelerated the purchases of incremental applications by our existing clients. Consequently, our penetration rates within our existing customer base for our current menu of applications have increased significantly under the ARRA, thereby significantly narrowing the market for add-on sales to existing clients. On August 2, 2017, the Centers for Medicare and Medicaid Services (“CMS”) announced a final rule that effectively delayed the requirement for stage three compliance from January 1, 2018 to January 1, 2019. CMS issued a proposed rule in April 2018 that would effectively delay the deadline for compliance to October 1, 2019, by proposing a 90-day attestation period instead of the currently-required full year attestation period. While we believe that the stage three requirements provide a significant opportunity for add-on sales revenues through 2018, the delay by CMS is expected to delay some of the contract revenues we previously anticipated and there is a risk of further delays or reductions in the regulatory requirements imposed on hospitals, which could have an adverse effect on our revenues.
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
Results of Operations
During the three months ended March 31, 2018, we generated revenues of $70.9 million from the sale of our products and services, compared to $64.1 million during the three months ended March 31, 2017, an increase of 11% that is primarily attributed to TruBridge client growth and meaningful use stage three ("MU3") implementations. We view sales of TruBridge solutions within our existing EHR client base as our leading performance indicator. Our net income for the three months ended March 31, 2018 increased $3.7 million from the first three months of 2017 as a result of revenue growth accompanied with improved gross margins of 55%, a 4% increase from the first three months of 2017. Net cash provided by operating activities decreased $6.6 million to $3.1 million provided from operations during the three months ended March 31, 2017, primarily due to a reduction of short-term liabilities and other changes in working capital.

The following table sets forth certain items included in our results of operations for the three months ended March 31, 2018 and 2017, expressed as a percentage of our total revenues for these periods:

	Three Months Ended March 31,
	2018		2017
(In thousands)	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
System sales and support:
Acute Care EHR	$40,182	56.7%	$37,130	57.9%
Post-acute Care EHR	5,569	7.9%	6,293	9.8%
Total System sales and support	45,751	64.5%	43,423	67.8%
TruBridge	25,131	35.5%	20,652	32.2%
Total sales revenues	70,882	100.0%	64,075	100.0%
Costs of sales:
System sales and support:
Acute Care EHR	16,756	23.6%	17,499	27.3%
Post-acute Care EHR	1,661	2.3%	2,013	3.1%
Total System sales and support	18,417	26.0%	19,512	30.5%
TruBridge	13,380	18.9%	11,863	18.5%
Total costs of sales	31,797	44.9%	31,375	49.0%
Gross profit	39,085	55.1%	32,700	51.0%
Operating expenses:
Product development	8,757	12.4%	8,077	12.6%
Sales and marketing	7,714	10.9%	7,127	11.1%
General and administrative	12,364	17.4%	11,661	18.2%
Amortization of acquisition-related intangibles	2,602	3.7%	2,601	4.1%
Total operating expenses	31,437	44.4%	29,466	46.0%
Operating income	7,648	10.8%	3,234	5.0%
Other income (expense):
Other income	198	0.3%	70	0.1%
Interest expense	(1,978)	(2.8)%	(1,807)	(2.8)%
Total other income (expense)	(1,780)	(2.5)%	(1,737)	(2.7)%
Income before taxes	5,868	8.3%	1,497	2.3%
Provision for income taxes	1,901	2.7%	1,251	2.0%
Net income	$3,967	5.6%	$246	0.4%

Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017
Revenues. Total revenues for the three months ended March 31, 2018 increased 10.6%, or $6.8 million, compared to the three months ended March 31, 2017.
System sales and support revenues increased by 5%, or $2.3 million, from the first quarter of 2017. System sales and support revenues were comprised of the following:

	Three Months Ended,
(In thousands)	March 31, 2018	March 31, 2017
Recurring system sales and support revenues (1)
Acute Care EHR	$28,134	$28,538
Post-acute Care EHR	4,831	5,078
Total recurring system sales and support revenues	32,965	33,616
Non-recurring system sales and support revenues (2)
Acute Care EHR	12,048	8,592
Post-acute Care EHR	738	1,215
Total non-recurring system sales and support revenues	12,786	9,807
Total system sales and support revenue	$45,751	$43,423

(1) Mostly comprised of support and maintenance, third-party subscriptions, and SaaS revenues.

(2) Mostly comprised of installation revenues from the sale of our acute care and post-acute care EHR solutions and related applications under a perpetual (non-subscription) licensing model.
Non-recurring system sales and support revenues increased $3.0 million, or 30%, primarily as Acute Care EHR non-recurring revenue increased $3.5 million, or 40%. Acute Care EHR benefited from $4.4 million in MU3 implementations during the first quarter of 2018, compared to none in the same period of 2017. This increase was partially offset by a decrease in other add-on software implementations as a result of the Company's and clients' emphasis on MU3 certification prior to the January 1, 2019 deadline. We installed acute care EHR solutions at six new hospital clients during the first quarter of 2018 (one under a SaaS arrangement, resulting in revenue being recognized ratably over the contractual term) compared to four new hospital clients during the first quarter of 2017 (one under a SaaS arrangement). Non-recurring Post-acute Care EHR revenues decreased by $0.5 million, or 39%, as a result of slowing new installation bookings due to aggressive competition during our effort to make technological improvements to the AHT product line.
Recurring system sales and support revenues decreased $0.7 million, or 2%. Acute Care EHR recurring revenues decreased $0.4 million, or 1%, as a result of 2017 price increase freezes for the existing customer base to ease the impact of MU3 implementation coupled with attrition, primarily from the Healthland customer base, outweighing new customer growth. Post-acute Care EHR recurring revenues decreased by $0.2 million, or 5%, due to attrition attributed to the aforementioned aggressive competitive environment.
TruBridge revenues increased 22%, or $4.5 million, from the first quarter of 2017. Our hospital clients operate in an environment typified by rising costs and increased complexity and are increasingly seeking to alleviate themselves of the ever-increasing administrative burden of operating their own business office functions, resulting in an expanded customer base for our accounts receivable management services, increasing $2.8 million, or 47%, and our medical coding services, increasing $1.5 million, or 159%, since the first quarter of 2017. Our insurance services revenues have increased 6%, or $0.4 million, primarily as our Rycan revenue cycle management solution continues to see customer base growth. These increases have been partially offset by a $0.3 million, or 8%, decrease in private pay services due to reduced transaction volumes experienced by our customer base.
Costs of Sales. Total costs of sales increased by 1%, or $0.4 million, from the first quarter of 2017. As a percentage of total revenues, costs of sales decreased to 45% in the first quarter of 2018 from 49% in the first quarter of 2017.
Costs of Acute Care EHR system sales and support decreased by $0.7 million, or 4%, from the first quarter of 2017 primarily due to a $0.9 million, or 54%, decrease in equipment costs (which are minimal for MU3 implementations), and decreased travel costs of $0.3 million, or 24%, due to improved implementation techniques, partially offset by a $0.3 million, or 10%, increase in third-party software costs. The dual effect of increased revenues and these beneficial cost improvements resulted in the gross margin on Acute Care EHR system sales and support increasing to 58% in the first quarter of 2018 from 53% in the first quarter of 2017.
Costs of Post-acute Care EHR system sales and support decreased by $0.4 million, or 17%, from the first quarter of 2017 primarily due to reduced payroll costs of $0.2 million, or 17%, as the realization of HHI integration synergies over the trailing twelve months has resulted in reduced headcount. Third party software costs, hardware costs, and travel costs decreased by a total of $0.2 million due to the decreased installation volume mentioned above. The gross margin on Post-acute Care EHR system sales and support increased to 70% in the first quarter of 2018, from 68% in the first quarter of 2017.
Our costs associated with TruBridge increased 13%, or $1.5 million, with the largest contributing factor being an increase in payroll and related costs of 29%, or $2.1 million, as a result of adding more employees during the trailing twelve months in order to support and develop our growing customer base. Increased payroll was partially offset by an approximate $0.6 million decrease in cloud hosting costs as a result of moving to in-house resources during the fourth quarter of 2017 for cloud services provided to the HHI customer base. The gross margin on these services increased to 47% in the first quarter of 2018 from 43% in the first quarter of 2017, primarily attributed to the realization of 2017 bookings to revenue in which the aforementioned accompanying payroll costs constricted margins during 2017.
Product Development. Product development expenses consist primarily of compensation and other employee-related costs (including stock-based compensation) and infrastructure costs incurred, but not capitalized, for new product development and product enhancements. Product development costs increased 8%, or $0.7 million, from the first quarter of 2017, as a result of increased headcount dedicated to functionality additions and enhancements across the product lines, as well as integration across product lines.
Sales and Marketing. Sales and marketing expenses increased 8%, or $0.6 million, from the first quarter of 2017, primarily due to increased TruBridge-specific and MU3 commissions expense, and the related payroll taxes.
General and Administrative. General and administrative expenses increased 6%, or $0.7 million, from the first quarter of 2017, primarily due to a $0.5 million increase in bad debt expense and a $0.7 million, or 23%, increase in employee health costs during the first quarter of 2018. Bad debt was negatively impacted by the closure of one of our hospital clients, while increased prescription drug utilization drove employee health costs higher. These increases were partially offset by a $0.3 million decrease in voluntary severance program expense from the first quarter of 2017.
Amortization of Acquisition-Related Intangibles. Amortization expense associated with acquisition-related intangible assets was relatively unchanged from the first quarter of 2017.
Total Operating Expenses. As a percentage of total revenues, total operating expenses decreased to 44% in the first quarter of 2018 compared to 46% in the first quarter of 2017.
Total Other Income (Expense). Total other income (expense) increased from expense of $1.7 million during the first quarter of 2017 to expense of $1.8 million during the first quarter of 2018, as market conditions have resulted in increased interest rates paid on our variable-rate debt obligations.
Income Before Taxes. As a result of the foregoing factors, income before taxes increased by 292%, or $4.4 million, from the first quarter of 2017.
Provision for Income Taxes. Our effective tax rate for the three months ended March 31, 2018 decreased to 32.4% from 83.6% for the three months ended March 31, 2017. Our effective tax rate for the three months ended March 31, 2018 was impacted by the Tax Cuts and Jobs Act, which reduced our corporate federal rate from 35% to 21% effective at the beginning of 2018. The first quarter of 2018 also included a $0.4 million shortfall tax expense related to stock-based compensation that increased the effective rate by 6%. During the first quarter of 2017 we experienced a shortfall tax expense related to stock-based compensation of $0.8 million that increased the effective rate by 51%.
Net Income. Net income for the three months ended March 31, 2018 increased by $3.7 million to a net income of $4.0 million, or $0.29 per basic and diluted share, compared with net income of $0.2 million, or $0.02 per basic and diluted share, for the three months ended March 31, 2017. Net income represented 6% of revenue for the three months ended March 31, 2018, compared to less than 1% of revenue for the three months ended March 31, 2017.

Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2018, our principal sources of liquidity consisted of cash and cash equivalents of $1.7 million and our remaining borrowing capacity under the Amended Revolving Credit Facility of $13.7 million compared to $0.5 million of cash and cash equivalents and $17.0 million of remaining borrow capacity under the Amended Revolving Credit Facility as of December 31, 2017. In conjunction with our acquisition of HHI in January 2016, we entered into the Previous Credit Agreement which provided for the $125 million Previous Term Loan Facility and the $50 million Previous Revolving Credit Facility. On October 13, 2017, the Company entered into the Second Amendment to refinance and decrease the aggregate committed size of the credit facilities from $175 million to $162 million, which included the $117 million Amended Term Loan Facility and the $45 million Amended Revolving Credit Facility. On February 8, 2018, the Company entered into the Third Amendment to increase the aggregate principle amount of the Amended Credit Facilities from $162 million to $167 million, which includes the $117 million Amended Term Loan Facility and a $50 million Amended Revolving Credit Facility.
As of March 31, 2018, we had $143.1 million in principle amount of indebtedness outstanding under the Amended Credit Facilities. We believe that our cash and cash equivalents of $1.7 million as of March 31, 2018, the future operating cash flows of the combined entity, and our remaining borrowing capacity under the Amended Revolving Credit Facility of $13.7 million as of March 31, 2018, taken together, provide adequate resources to fund ongoing cash requirements for the next twelve months. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of filing of this Form 10-Q. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.
Operating Cash Flow Activities
Net cash provided by operating activities decreased $6.6 million, from $9.7 million provided by operations for the three months ended 2017 to $3.1 million provided by operations for the three months ended 2018. The decrease in cash flows provided from operations is primarily due to a combined $4.2 million decrease in payables and other liabilities as a result of the timing of vendor and payroll payments accompanied by a $1.2 million decrease in the cash impact of deferred revenues during the first quarter of 2018. The $3.7 million increase in net income was mostly offset by a combined accounts and financing receivables expansion of $4.6 million more than during the first quarter of 2017. The increase in financing arrangements is primarily due to two reasons. First, meaningful use stage 3 installations are primarily financed through short-term payment plans. Second, competitor financing options, primarily accounts receivables management collections and cloud EHR arrangements, have applied pressure to reduce initial customer capital investment requirements for new EHR installations, leading to the offering of long-term lease options.
Investing Cash Flow Activities
Net cash used in investing activities increased to $0.1 million in the first three months of 2018 compared to none during the first three months of 2017. We do not anticipate the need for significant capital expenditures during the remainder of 2018.
Financing Cash Flow Activities
During the first three months of 2018, our financing activities used net cash of $1.9 million, as we paid a net $0.5 million in long term-debt principal and we declared and paid dividends in the amount of $1.4 million. During the first quarter of 2018, we made a $7.3 million prepayment on the Amended Term Loan Facility, by drawing down on the Revolving Credit Facility, in accordance with the excess cash flow mandatory prepayment requirements of the Amended Credit Agreement. Financing cash flow activities used $10.0 million during the first three months of 2017, primarily due to $6.6 million paid in long-term debt principal and $3.4 million cash paid in dividends. The decrease in dividends paid is a result of moving to a fixed dividend policy during the fourth quarter of 2017.
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

Credit Agreement
As of March 31, 2018, we had $106.8 million in principal amount outstanding under the Amended Term Loan Facility and $36.3 million in principal amount outstanding under the Amended Revolving Credit Facility. Each of the Amended Credit Facilities continues to bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted LIBOR rate for the relevant interest period, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate plus one percent per annum, or (3) a combination of (1) and (2). The applicable margin range for LIBOR loans and the letter of credit fee ranges from 2.00% to 3.50%. The applicable margin range for base rate loans ranges from 1.00% to 2.50%, in each case based on the Company's consolidated leverage ratio.
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
The Amended Credit Facilities are secured pursuant to a Pledge and Security Agreement, dated January 8, 2016, among the parties identified as obligors therein and Regions, as collateral agent (the “Security Agreement”), on a first priority basis by a security interest in substantially all of the tangible and intangible assets (subject to certain exceptions) of the Company and certain subsidiaries of the Company, as guarantors (collectively, the “Subsidiary Guarantors”), including certain registered intellectual property and the capital stock of certain of the Company’s direct and indirect subsidiaries. Our obligations under the Amended Credit Agreement are also guaranteed by the Subsidiary Guarantors.
The Amended Credit Agreement, as amended by the Third Amendment, provides incremental facility capacity of $50 million, subject to certain conditions. The Amended Credit Agreement includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. The Amended Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio of 1.25:1.00 throughout the duration of such agreement. Under the Amended Credit Agreement, the Company is required to comply with a maximum consolidated leverage ratio of 3.95:1.00 through December 31, 2017 and 3.50:1.00 from January 1, 2018 and thereafter. The Amended Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default. We believe that we were in compliance with the covenants contained in the Amended Credit Agreement as of March 31, 2018.
The Amended Credit Agreement requires the Company to mandatorily prepay the Amended Credit Facilities with (i) 75% of excess cash flow (minus certain specified other payments) during each of the fiscal years ending December 31, 2017 and December 31, 2018 and (ii) 50% of excess cash flow (minus certain specified other payments) during the fiscal year ending December 31, 2019 and thereafter. The Company is permitted to voluntarily prepay the Amended Credit Facilities at any time without penalty, subject to customary “breakage” costs with respect to prepayments of LIBOR rate loans made on a day other than the last day of any applicable interest period. The excess cash flow mandatory prepayment requirement of the Amended Credit Agreement resulted in a $7.3 million prepayment on the Amended Term Loan Facility during the first quarter of 2018 related to excess cash flow generated by the Company during 2017. This mandatory prepayment was funded by drawing down on the Amended Revolving Credit Facility, as excess cash flow generated by the Company during 2017 was primarily used to voluntarily prepay amounts due under the Amended Revolving Credit Facility.
Backlog
Backlog consists of revenues we reasonably expect to recognize over the next twelve months under all existing contracts, including those with remaining performance obligations that have original expected durations of one year or less and those with fees that are variable in which we estimate future revenues. The revenues to be recognized may relate to a combination of one-time fees for system sales and recurring fees for support and maintenance and TruBridge services. As of March 31, 2018, we had a twelve-month backlog of approximately $35 million in connection with non-recurring system purchases and approximately $230 million in connection with recurring payments under support and maintenance, Cloud EHR contracts, and

TruBridge services. As of March 31, 2017, we had a twelve-month backlog of approximately $25 million in connection with non-recurring system purchases and approximately $215 million in connection with recurring payments under support and maintenance and TruBridge services.
Bookings
Bookings is a key operational metric used by management to assess the relative success of our sales generation efforts, and were as follows for the periods ending March 31, 2018 and 2017, respectively:

(In thousands)	March 31, 2018	March 31, 2017
System sales and support (1)
Acute Care EHR	$17,505	$15,043
Post-acute Care EHR	727	1,912
Total system sales and support	18,232	16,955

TruBridge (2)	3,818	6,594

Total bookings	$22,050	$23,549

(1) Generally calculated as the total contract price (for system sales) and annualized contract value (for support).
(2) Generally calculated as the total contract price (for non-recurring, project-related amounts) and annualized contract value (for recurring amounts).
Acute Care EHR bookings increased $2.5 million, or 16%, from the first quarter of 2017 as new system implementations bookings strengthened from prior year levels, which we attribute mostly to timing as the pipeline for the EHR replacement market has not materially changed.
Post-acute Care EHR bookings decreased $1.2 million, or 62%, from the first quarter of 2017. New business opportunities for this segment, which consist solely of the operations of AHT, have suffered as a result of increased competition and recent underinvestment in AHT's product offerings (particularly prior to our acquisition of AHT as part of the January 2016 acquisition of HHI) making functionality and usability comparisons less favorable for AHT. Although management has formulated a strategy and enacted steps to improve the related product functionality and usability and is confident that such measures will translate into improved future bookings performance (and, eventually, revenue growth), there can be no guarantee that this strategy will be successful. During the fourth quarter of 2017, the anticipated attrition of significant customer accounts and a product development acceleration investment plan in our Post-acute Care EHR software led management to record a goodwill impairment of $28.0 million against our Post-acute Care EHR reporting unit as of December 31, 2017.
We continue to execute on our TruBridge strategy by moving up-market into larger healthcare facilities while expanding the scope of our relationships with new and existing customers by increasing revenue-generating touchpoints within those facilities. Our initial success in that endeavor has resulted in bookings volatility as our periodic bookings are heavily influenced by low-volume, high-value deals. Such large, enterprise client wins resulted in TruBridge bookings for the first quarter of 2017 that were the second-highest in TruBridge history at that time, with bookings for the remainder of 2017 being heavily influenced by large, enterprise client wins. Absent any such large, enterprise client wins during the first quarter of 2018, TruBridge bookings experienced a normalization that resulted in a decrease from the first quarter of 2017. We continue to see demand for TruBridge's products and services that alleviate administrative burden on our clients and allow them to take advantage of our specialized capabilities. Particularly strong demand exists for TruBridge's accounts receivable management and medical coding services.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements, as defined by Item 303(a)(4) of SEC Regulation S-K, as of March 31, 2018.
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
In our Annual Report on Form 10-K for the year ended December 31, 2017, we identified our critical accounting polices related to revenue recognition, allowance for doubtful accounts, allowance for credit losses, and estimates. During the first quarter of 2018, we adopted the new accounting standard codified as Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, and all related amendments and have applied it to all contracts using the modified retrospective method, pursuant to which the cumulative effect of initially applying the new revenue standard is recognized as an adjustment to retained earnings and impacted balance sheet line items as of January 1, 2018, the date of adoption. Refer to Note 2 - Recent Accounting Pronouncements of the Notes to Financial Statements (Part 1, Item 1 of this Form 10-Q) for further discussion.
There have been no other significant changes to these critical accounting policies during the three months ended March 31, 2018.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk relates primarily to the potential change in the British Bankers Association London Interbank Offered Rate ("LIBOR"). We had 143.1 million of outstanding borrowings under our Amended Credit Facilities with Regions Bank at March 31, 2018. The Amended Term Loan Facility and Amended Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin plus (1) the Adjusted LIBOR rate for the relevant interest period, (2) an alternate base rate determined by reference to the greatest of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate plus one percent per annum, or (3) a combination of (1) and (2). Accordingly, we are exposed to fluctuations in interest rates on borrowings under the Amended Credit Facilities. A one hundred basis point change in interest rate on our borrowings outstanding as of March 31, 2018 would result in a change in interest expense of approximately $1.4 million annually.
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
Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to revenue recognition on our financial statements to facilitate adoption on January 1, 2018. There were no significant changes to our internal controls over financial reporting due to the adoption of the new standard.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
From time to time, we are involved in routine litigation that arises in the ordinary course of business. We are not currently involved in any claims outside the ordinary course of business that are material to our financial condition or results of operations.

Item 1A.	Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or operating results.

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

10.1
Third Amendment, dated as of February 8, 2018, by and among Computer Programs and Systems, Inc., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to CPSI's Current Report on Form 8-K dated February 14, 2018 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Form 10-Q for the period ended March 31, 2018

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER PROGRAMS AND SYSTEMS, INC.

Date: May 8, 2018	By:	/s/ J. Boyd Douglas
J. Boyd Douglas
President and Chief Executive Officer

Date: May 8, 2018	By:	/S/ Matt J. Chambless
Matt J. Chambless
Chief Financial Officer