Form 10-Q
period 2018-06-30
COMPUTER PROGRAMS & SYSTEMS INC
filed 2018-08-07
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 6, 2018 there were 14,085,989 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.
Quarterly Report on Form 10-Q
(For the three and six months ended June 30, 2018)

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$1,492	$520
Accounts receivable, net of allowance for doubtful accounts of $3,213 and $2,654, respectively	41,216	38,061
Financing receivables, current portion, net	14,788	15,055
Inventories	1,478	1,417
Prepaid income taxes	651	—
Prepaid expenses and other	6,038	2,824
Total current assets	65,663	57,877
Property and equipment, net	11,042	11,692
Financing receivables, net of current portion	13,025	11,485
Other assets, net of current portion	1,155	—
Intangible assets, net	91,510	96,713
Goodwill	140,449	140,449
Total assets	$322,844	$318,216
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,814	$7,620
Current portion of long-term debt	5,830	5,820
Deferred revenue	12,300	8,707
Accrued vacation	4,702	3,794
Income taxes payable	—	810
Other accrued liabilities	10,160	14,098
Total current liabilities	38,806	40,849
Long-term debt, net of current portion	133,151	136,614
Deferred tax liabilities	6,646	4,667
Total liabilities	178,603	182,130
Stockholders’ equity:
Common stock, $0.001 par value; 30,000 shares authorized; 14,086 and 13,760 shares issued and outstanding, respectively	14	14
Additional paid-in capital	159,770	155,078
Accumulated deficit	(15,543)	(19,006)
Total stockholders’ equity	144,241	136,086
Total liabilities and stockholders’ equity	$322,844	$318,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sales revenues:
System sales and support	$42,746	$45,474	$88,498	$88,897
TruBridge	25,159	22,203	50,290	42,854
Total sales revenues	67,905	67,677	138,788	131,751
Costs of sales:
System sales and support	19,528	19,753	37,946	39,540
TruBridge	13,531	11,933	26,910	23,520
Total costs of sales	33,059	31,686	64,856	63,060
Gross profit	34,846	35,991	73,932	68,691
Operating expenses:
Product development	9,314	8,414	18,071	16,492
Sales and marketing	7,518	7,607	15,232	14,734
General and administrative	13,188	12,921	25,552	24,581
Amortization of acquisition-related intangibles	2,601	2,601	5,203	5,203
Total operating expenses	32,621	31,543	64,058	61,010
Operating income	2,225	4,448	9,874	7,681
Other income (expense):
Other income	194	70	392	140
Interest expense	(1,807)	(1,938)	(3,785)	(3,745)
Total other income (expense)	(1,613)	(1,868)	(3,393)	(3,605)
Income before taxes	612	2,580	6,481	4,076
Provision for income taxes	284	993	2,185	2,243
Net income	$328	$1,587	$4,296	$1,833
Net income per common share—basic	$0.02	$0.11	$0.31	$0.13
Net income per common share—diluted	$0.02	$0.11	$0.31	$0.13
Weighted average shares outstanding used in per common share computations:
Basic	13,561	13,420	13,518	13,397
Diluted	13,561	13,420	13,518	13,397
Dividends declared per common share	$0.10	$0.20	$0.20	$0.45

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount
Balance at December 31, 2017	13,760	$14	$155,078	$(19,006)	$136,086
Net income	—	—	—	4,296	4,296
Adoption of accounting standards (Note 2)	—	—	—	1,970	1,970
Issuance of restricted stock	326	—	—	—	—
Stock-based compensation	—	—	4,692	—	4,692
Dividends	—	—	—	(2,803)	(2,803)
Balance at June 30, 2018	14,086	$14	$159,770	$(15,543)	$144,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating Activities:
Net income	$4,296	$1,833
Adjustments to net income:
Provision for bad debt	1,695	473
Deferred taxes	1,404	1,920
Stock-based compensation	4,692	2,967
Depreciation	1,067	1,419
Amortization of acquisition-related intangibles	5,203	5,203
Amortization of deferred finance costs	173	365
Changes in operating assets and liabilities:
Accounts receivable	(4,453)	(3,013)
Financing receivables	(1,669)	(4,241)
Inventories	(62)	622
Prepaid expenses and other	(594)	(1,014)
Accounts payable	(1,806)	4,588
Deferred revenue	2,363	2,724
Other liabilities	(3,030)	2,236
Prepaid income taxes/income taxes payable	(1,461)	(191)
Net cash provided by operating activities	7,818	15,891
Investing Activities:
Purchases of property and equipment	(417)	(465)
Net cash used in investing activities	(417)	(465)
Financing Activities:
Dividends paid	(2,803)	(6,135)
Payments of long-term debt principal	(10,335)	(3,271)
Proceeds from revolving line of credit	7,300	—
Payments of revolving line of credit	(591)	(6,500)
Proceeds from exercise of stock options	—	1
Net cash used in financing activities	(6,429)	(15,905)
Increase (decrease) in cash and cash equivalents	972	(479)
Cash and cash equivalents at beginning of period	520	2,220
Cash and cash equivalents at end of period	$1,492	$1,741
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,539	$3,355
Cash paid for income taxes, net of refund	$2,242	$514
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
This reclassification had no effect on previously reported total sales revenues, operating income, income before taxes or net income.
Amounts presented for the three and six months ended June 30, 2017 have been reclassified to conform to the current presentation. The following table provides the amounts reclassified for the three months ended June 30, 2017:

(In thousands)	As previously reported	Reclassification	As reclassified
Costs of sales:
System sales and support	$18,859	$894	$19,753
Operating expenses:
Product development	$9,308	$(894)	$8,414

 The following table provides the amounts reclassified for the six months ended June 30, 2017:

(In thousands)	As previously reported	Reclassification	As reclassified
Costs of sales:
System sales and support	$37,789	$1,751	$39,540
Operating expenses:
Product development	$18,243	$(1,751)	$16,492

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
In accordance with the new revenue standard requirements, the disclosures of the impact of adoption on our condensed consolidated income statements and balance sheet were as follows:

	Three Months Ended June 30, 2018
(In thousands)	As reported	Balances without adoption of ASC 606	Effect of adoption increase/(decrease)
Condensed Consolidated Statements of Income
Revenue: TruBridge	$25,159	$25,057	$102
Cost of sales: System sales and support	19,528	19,529	(1)
Gross profit	34,846	34,743	103
Sales and marketing	7,518	7,121	397
Operating income	2,225	2,519	(294)
Provision for income taxes	284	346	(62)
Net income	$328	$560	$(232)

	Six Months Ended June 30, 2018
(In thousands)	As reported	Balances without adoption of ASC 606	Effect of adoption increase/(decrease)
Condensed Consolidated Statements of Income
Revenue: TruBridge	$50,290	$50,129	$161
Cost of sales: System sales and support	37,946	37,880	66
Gross profit	73,932	73,837	95
Sales and marketing	15,232	14,735	497
Operating income	9,874	10,276	(402)
Provision for income taxes	2,185	2,269	(84)
Net income	$4,296	$4,614	$(318)

	June 30, 2018
(In thousands)	As reported	Balances without adoption of ASC 606	Effect of adoption increase/(decrease)
Condensed Consolidated Balance Sheet
Prepaid assets and other	$6,038	$3,981	$2,057
Other assets, net of current	1,155	—	1,155
Total assets	322,844	319,632	3,212
Deferred revenue	12,300	11,230	1,070
Deferred tax liability	6,646	6,156	490
Total liabilities	178,603	177,043	1,560
Retained earnings	$(15,543)	$(17,195)	$1,652

The effects of the changes in balance sheet accounts resulting from the adoption of the new revenue standard are primarily due to the beginning adjustments for adoption mentioned above, accompanied by incremental changes resulting from activity during the period ending June 30, 2018. Refer to Note 3 - Revenue Recognition for more information on period activity.
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

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, to assist an entity in evaluating when a set of transferred assets and activities is a business. The guidance was effective for fiscal years and interim periods within those years beginning after December 15, 2017, and will be applied prospectively to any transactions occurring following adoption. The adoption of ASU 2017-01 did not have a material effect on our financial statements.
New Accounting Standards Yet to be Adopted

In February 2016, the FASB issued ASU 2016-02, Leases, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new guidance will require the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. This guidance will be effective for fiscal years and interim periods within those years beginning after December 15, 2018, which will be effective for the Company as of the first quarter of our fiscal year ending December 31, 2019. The Company is currently evaluating the method of adoption and potential utilization of practical expedients. The estimated impact on the financial statements of implementation of this standard is increased lease assets and lease liabilities in the range of $4 to $6 million as of the anticipated adoption date, January 1, 2019.

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
System Sales and Support
The Company enters into contractual obligations to sell perpetual software licenses, installation, conversion, training, hardware and software application support and hardware maintenance services to acute care and post-acute care community hospitals.
Non-recurring Revenues
• Perpetual software licenses, installation, conversion, and related training are not considered separate and distinct performance obligations due to the proprietary nature of our software and are, therefore, accounted for as a single performance obligation on a module-by-module basis. Revenue is recognized as each module's implementation is completed based on the module's stand-alone selling price ("SSP"), net of discounts. Fees for licenses, installation, conversion, and related training are typically due in three installments: (1) at placement of order, (2) upon installation of software and commencement of training, and (3) upon satisfactory completion of monthly accounting cycle or end-of-month operation by application and as applicable for each application. Often, short-term and/or long-term financing arrangements are provided for software implementations; refer to Note 9 - Financing Receivables for further information. Electronic health records ("EHR") implementations include a system warranty that terminates thirty days from the software go-live date, the date which the client begins using the system in a live environment.

• Hardware revenue is recognized separately from software licenses at the point in time it is delivered to the client. The SSP of hardware is cost plus a reasonable margin. Payment is generally due upon delivery of the hardware to the client. Standard manufacturer warranties apply to hardware.
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

(In thousands)	Six Months Ended June 30, 2018
Balance as of January 1, 2018	$9,937
Deferred revenue recorded	11,700
Less deferred revenue recognized as revenue	(9,337)
Balance as of June 30, 2018	$12,300

The $11.7 million of deferred revenue recorded during the six months ended June 30, 2018 is comprised primarily of the annual renewals of certain software subscriptions billed during the first quarter of each year and deposits collected for future EHR installations. The deferred revenue recognized as revenue during the six months ended June 30, 2018 is comprised primarily of the periodic recognition of annual renewals that were deferred until earned and deposits for future EHR installations that were deferred until earned.
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

(In thousands)	Six Months Ended June 30, 2018
Balance as of January 1, 2018	$3,775
Costs to obtain and fulfill contracts recorded	1,562
Less costs to obtain and fulfill contracts recognized as expense	(2,125)
Balance as of June 30, 2018	$3,212

Significant Judgments
Our contracts with clients often include promises to transfer multiple products and services. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.
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

4. PROPERTY AND EQUIPMENT
Property and equipment was comprised of the following at June 30, 2018 and December 31, 2017:

(In thousands)	June 30, 2018	December 31, 2017
Land	$2,848	$2,848
Buildings and improvements	8,247	8,240
Computer equipment	3,679	3,269
Leasehold improvements	5,001	5,001
Office furniture and fixtures	2,865	2,865
Automobiles	70	70
	22,710	22,293
Less: accumulated depreciation	(11,668)	(10,601)
Property and equipment, net	$11,042	$11,692

5.     OTHER ACCRUED LIABILITIES
Other accrued liabilities was comprised of the following at June 30, 2018 and December 31, 2017:

(In thousands)	June 30, 2018	December 31, 2017
Salaries and benefits	$6,706	$8,432
Severance	507	1,139
Commissions	713	2,416
Self-insurance reserves	1,037	1,024
Contingent consideration	615	586
Other	582	501
Other Accrued Liabilities	$10,160	$14,098

The accrued contingent consideration depicted above represents the potential earnout incentive for former Rycan shareholders, relating to the purchase of Rycan by HHI in 2015. We have estimated the fair value of the contingent consideration based on the amount of revenue we expect to be earned by Rycan through the year ending December 31, 2018 in accordance with the purchase agreement between the parties.

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

The following is a calculation of the basic and diluted EPS for the Company's common stock, including a reconciliation between net income and net income attributable to common stockholders:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income	$328	$1,587	$4,296	$1,833
Less: Net income attributable to participating securities	(8)	(45)	(144)	(41)
Net income attributable to common stockholders	$320	$1,542	$4,152	$1,792

Weighted average shares outstanding used in basic per common share computations	13,561	13,420	13,518	13,397
Add: Dilutive potential common shares	—	—	—	—
Weighted average shares outstanding used in diluted per common share computations	13,561	13,420	13,518	13,397

Basic EPS	$0.02	$0.11	$0.31	$0.13
Diluted EPS	$0.02	$0.11	$0.31	$0.13

During 2018, performance share awards were granted to certain executive officers and key employees of the Company that will result in the issuance of time-vesting restricted stock if the predefined performance criteria are met. The awards provide for an aggregate target of 184,776 shares, none of which have been included in the calculation of diluted EPS for the three and six months ended June 30, 2018 because the related threshold award performance level has not been achieved as of June 30, 2018. See Note 8 - Stock-based Compensation for more information.

7.    INCOME TAXES
The Company determines the tax provision for interim periods using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.
Our effective tax rate for the three months ended June 30, 2018 increased to 46% from 38% for the three months ended June 30, 2017. Our effective tax rate for the three months ended June 30, 2018 was heavily impacted by the year-to-date impact of changing state income allocation determinations among our various subsidiaries from entities with lower effective state rates to entities with higher effective state rates. The year-to-date adjustment, when recorded in a three-month period of significantly lower net income before taxes compared to the immediately preceding period, had an outsized impact on our effective tax rate, resulting in a 25% increase in the effective tax rate. This increase was partially offset by the tax benefits of the Tax Cuts and Jobs Act, which reduced our corporate federal rate from 35% to 21% effective at the beginning of 2018.
Our effective tax rate for the six months ended June 30, 2018 decreased to 34% from 55% for the six months ended June 30, 2017. Our effective tax rate for the six months ended June 30, 2018 was impacted by the Tax Cuts and Jobs Act, which reduced our corporate federal rate from 35% to 21% effective at the beginning of 2018. The six months ended June 30, 2018 also included a $0.4 million shortfall tax expense related to stock-based compensation that increased the effective rate by 6%. During the six months ended June 30, 2017 we experienced a shortfall tax expense related to stock-based compensation of $0.9 million that increased the effective rate by 23%.

8.    STOCK-BASED COMPENSATION
Stock-based compensation expense is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee's or non-employee director's requisite service period.
The following table details total stock-based compensation expense for the three and six months ended June 30, 2018 and 2017, included in the condensed consolidated statements of income:

	Three Months Ended		Six Months Ended
(In thousands)	2018	2017	2018	2017
Costs of sales	$585	$425	$1,024	$743
Operating expenses	2,168	1,261	3,668	2,224
Pre-tax stock-based compensation expense	2,753	1,686	4,692	2,967
Less: income tax effect	(606)	(658)	(1,032)	(1,157)
Net stock-based compensation expense	$2,147	$1,028	$3,660	$1,810

The Company's stock-based compensation awards are in the form of restricted stock and performance share awards granted pursuant to the Company's 2012 Restricted Stock Plan for Non-Employee Directors and Amended and Restated 2014 Incentive Plan (the "Plans"). As of June 30, 2018, there was $17.6 million of unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the Plans, which is expected to be recognized over a weighted-average period of 2.2 years.
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
A summary of restricted stock activity (including shares of restricted stock issued pursuant to the settlement of performance share awards) under the Plans during the six months ended June 30, 2018 and 2017 is as follows:

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Shares	Weighted-Average Grant Date Fair Value Per Share	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested restricted stock outstanding at beginning of period	309,195	$38.36	184,885	$54.63
Granted	148,841	30.20	222,390	32.87
Performance share awards settled through the issuance of restricted stock	177,395	29.94	—	—
Vested	(153,424)	40.81	(80,558)	55.34
Unvested restricted stock outstanding at end of period	482,007	$31.96	326,717	$39.64

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
A summary of performance share award activity under the 2014 Incentive Plan during the six months ended June 30, 2018 and 2017 is as follows, based on the target award amounts set forth in the performance share award agreements:

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Shares	Weighted-Average Grant Date Fair Value Per Share	Shares	Weighted-Average Grant Date Fair Value Per Share
Performance share awards outstanding at beginning of period	189,325	$29.94	77,594	$49.64
Granted	184,776	30.15	189,325	29.94
Forfeited or unearned	(11,930)	29.94	(77,594)	49.64
Performance share awards settled through the issuance of restricted stock	(177,395)	29.94	—	—
Performance share awards outstanding at end of period	184,776	$30.15	189,325	$29.94

9.    FINANCING RECEIVABLES
Short-Term Payment Plans
The Company provides fixed monthly payment arrangements ("short-term payment plans") over terms ranging from three to twelve months for meaningful use stage three and other add-on software installations. As a practical expedient, we do not adjust the amount of consideration recognized as revenue for the financing component as unearned income when we expect payment within one year or less. These receivables, included in the current portion of financing receivables, were comprised of the following at June 30, 2018 and December 31, 2017:

(In thousands)	June 30, 2018	December 31, 2017
Short-term payment plans, gross	$7,407	$9,081
Less: allowance for losses	(523)	(638)
Short-term payment plans, net	$6,884	$8,443

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
The components of these receivables were as follows at June 30, 2018 and December 31, 2017:

(In thousands)	June 30, 2018	December 31, 2017
Long-term financing arrangements, gross	$25,604	$22,968
Less: allowance for losses	(1,922)	(2,606)
Less: unearned income	(2,753)	(2,265)
Long-term financing arrangements, net	$20,929	$18,097

Future minimum payments to be received subsequent to June 30, 2018 are as follows:

(In thousands)
Years Ended December 31,
2018	$4,778
2019	7,874
2020	5,080
2021	4,042
2022	2,656
Thereafter	1,174
Total minimum payments to be received	25,604
Less: allowance for losses	(1,922)
Less: unearned income	(2,753)
Receivables, net	$20,929

Credit Quality of Financing Receivables and Allowance for Credit Losses
The following table is a roll-forward of the allowance for financing credit losses for the six months ended June 30, 2018 and year ended December 31, 2017:

(In thousands)	Balance at Beginning of Period	Provision	Charge-offs	Recoveries	Balance at End of Period
June 30, 2018	$3,244	$397	$(1,196)	$—	$2,445
December 31, 2017	$2,198	$1,823	$(777)	$—	$3,244

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
Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. To facilitate customer collection and credit monitoring efforts, financing receivable amounts are invoiced and reclassified to trade accounts receivable when they become due, with all invoiced amounts placed on nonaccrual status. As a result, all past due amounts related to the Company’s financing receivables are included in trade accounts receivable in the accompanying condensed consolidated balance sheets. The following is an analysis of the age of financing receivables amounts (excluding short-term payment plans) that have been reclassified to trade accounts receivable and were past due as of June 30, 2018 and December 31, 2017:

(In thousands)	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due
June 30, 2018	$1,322	$332	$291	$1,945
December 31, 2017	$980	$171	$—	$1,151

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

(In thousands)	June 30, 2018	December 31, 2017
Stratification of uninvoiced client financing receivables based on aging of related trade accounts receivable:
1 to 90 Days Past Due	$13,797	$11,300
91 to 180 Days Past Due	3,579	3,727
181 + Days Past Due	1,890	967
Total uninvoiced client financing receivables balances of clients with a trade accounts receivable	$19,266	$15,994
Total uninvoiced client financing receivables of clients with no related trade accounts receivable	3,585	4,709
Total financing receivables with contractual maturities of one year or less	7,407	9,081
Less: allowance for losses	(2,445)	(3,244)
Total financing receivables	$27,813	$26,540

10.  INTANGIBLE ASSETS AND GOODWILL
Our purchased definite-lived intangible assets as of June 30, 2018 and December 31, 2017 are summarized as follows:

(In thousands)	Customer Relationships	Trademark	Developed Technology	Total
Gross carrying amount as of December 31, 2017 and June 30, 2018	$82,300	$10,900	$24,100	$117,300
Accumulated amortization as of December 31, 2017	(12,937)	(1,682)	(5,968)	(20,587)
Net intangible assets as of December 31, 2017	69,363	9,218	18,132	96,713
Accumulated amortization for the six months ended June 30, 2018	(3,270)	(424)	(1,509)	(5,203)
Net intangible assets as of June 30, 2018	$66,093	$8,794	$16,623	$91,510
Weighted average remaining years of useful life	10	13	6	10

The following table represents the remaining amortization of definite-lived intangible assets as of June 30, 2018:

(In thousands)
For the year ended December 31,
2018	$5,203
2019	10,112
2020	10,106
2021	10,066
2022	10,066
Thereafter	45,957
Total	$91,510

The following table sets forth the change in the carrying amount of goodwill by segment for the six months ended June 30, 2018:

(In thousands)	Acute Care EHR	Post-acute Care EHR	TruBridge	Total
Balance as of December 31, 2017	$97,095	29,570	13,784	$140,449
Goodwill impairment	$—	—	—	—
Balance as of June 30, 2018	$97,095	$29,570	$13,784	$140,449

Goodwill is evaluated for impairment annually on October 1, or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist.

11.  LONG-TERM DEBT
Long-term debt was comprised of the following at June 30, 2018 and December 31, 2017:

(In thousands)	June 30, 2018	December 31, 2017
Term loan facility	$105,357	$115,538
Revolving credit facility	34,693	27,983
Capital lease obligation	410	565
Debt obligations	140,460	144,086
Less: unamortized debt issuance costs	(1,479)	(1,652)
Debt obligation, net	138,981	142,434
Less: current portion	(5,830)	(5,820)
Long-term debt	$133,151	$136,614

As of June 30, 2018, the carrying value of debt approximates the fair value due to the variable interest rate, which reflects the market rate.
Credit Agreement
In conjunction with our acquisition of HHI in January 2016, we entered into a syndicated credit agreement (the "Previous Credit Agreement") with Regions Bank ("Regions") serving as administrative agent, which provided for a  $125 million term loan facility (the "Previous Term Loan Facility") and a $50 million revolving credit facility (the "Previous Revolving Credit Facility"). On October 13, 2017, we entered into a Second Amendment (the "Second Amendment") to refinance and decrease the aggregate committed size of the credit facilities from $175 million to $162 million, which included a $117 million term loan facility (the "Amended Term Loan Facility") and a $45 million revolving credit facility (the "Amended Revolving Credit Facility" and, together with the Amended Term Loan Facility, the "Amended Credit Facilities"). On February 8, 2018, we entered into a Third Amendment (the "Third Amendment") to the Amended Credit Agreement to increase the aggregate principle amount of the Amended Credit Facilities from $162 million to $167 million which includes the $117 million Amended Term Loan Facility and a $50 million Amended Revolving Credit Facility.
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
Anticipated annual future maturities of the Amended Term Loan Facility, Amended Revolving Credit Facility, and capital lease obligation are as follows as of June 30, 2018:

(In thousands)
2018	$3,085
2019	6,831
2020	8,775
2021	9,506
2022	112,263
Thereafter	—
$140,460

The Amended Credit Facilities are secured pursuant to a Pledge and Security Agreement, dated January 8, 2016, among the parties identified as obligors therein and Regions, as collateral agent, on a first priority basis by a security interest in substantially all of the tangible and intangible assets (subject to certain exceptions) of the Company and certain subsidiaries of the Company, as guarantors (collectively, the “Subsidiary Guarantors”), including certain registered intellectual property and the capital stock of certain of the Company’s direct and indirect subsidiaries. Our obligations under the Amended Credit Agreement are also guaranteed by the Subsidiary Guarantors.
The Amended Credit Agreement, as amended by the Third Amendment, provides incremental facility capacity of $50 million, subject to certain conditions. The Amended Credit Agreement includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. The Amended Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio of 1.25:1.00 throughout the duration of such agreement. Under the Amended Credit Agreement, the Company is required to comply with a maximum consolidated leverage ratio of 3.95:1.00 through December 31, 2017 and 3.50:1.00 from January 1, 2018 and thereafter. The Amended Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default. We believe that we were in compliance with the covenants contained in the Amended Credit Agreement as of June 30, 2018.
The Amended Credit Agreement requires the Company to mandatorily prepay the Amended Credit Facilities with (i) 75% of excess cash flow (minus certain specified other payments) during each of the fiscal years ending December 31, 2017 and December 31, 2018 and (ii) 50% of excess cash flow (minus certain specified other payments) during the fiscal year ending December 31, 2019 and thereafter. The Company is permitted to voluntarily prepay the Amended Credit Facilities at any time without penalty, subject to customary “breakage” costs with respect to prepayments of LIBOR rate loans made on a day other than the last day of any applicable interest period. The excess cash flow mandatory prepayment requirement under the Amended Credit Agreement resulted in a $7.3 million prepayment on the Amended Term Loan Facility during the first quarter of 2018 related to excess cash flow generated by the Company during 2017. This mandatory prepayment was funded by drawing down on the Amended Revolving Credit Facility, as excess cash flow generated by the Company during 2017 was primarily used to voluntarily prepay amounts due under the Amended Revolving Credit Facility.

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

The accrued contingent consideration depicted below represents the potential earnout incentive for former Rycan shareholders, relating to the purchase of Rycan by HHI in 2015. We have estimated the fair value of the contingent consideration based on the amount of revenue we expect to be earned by Rycan through the year ending December 31, 2018 in accordance with the purchase agreement between the parties.
The following table summarizes the carrying amounts and fair value of the contingent consideration at June 30, 2018:

		Fair Value at June 30, 2018 Using
	Carrying Amount at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	6/30/2018	(Level 1)	(Level 2)	(Level 3)
Description
Contingent consideration	$615	$—	$—	$615
Total	$615	$—	$—	$615

The following table summarizes the carrying amounts and fair value of the contingent consideration at December 31, 2017:

		Fair Value at December 31, 2017 Using
	Carrying Amount at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	12/31/2017	(Level 1)	(Level 2)	(Level 3)
Description
Contingent consideration	$586	$—	$—	$586
Total	$586	$—	$—	$586

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
The following table presents a summary of the revenues and gross profits of our three operating segments for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Revenues:
Acute Care EHR
Recurring revenue	$28,342	$28,001	$56,477	$56,539
Non-recurring revenue	8,865	11,393	20,913	19,985
Total Acute Care EHR revenue	37,207	39,394	77,390	76,524
Post-acute Care EHR
Recurring revenue	4,656	5,108	9,487	10,186
Non-recurring revenue	883	972	1,621	2,187
Total Post-acute Care EHR revenue	5,539	6,080	11,108	12,373
TruBridge	25,159	22,203	50,290	42,854
Total revenues	$67,905	$67,677	$138,788	$131,751

Cost of sales:
Acute Care EHR	$17,970	$17,730	$34,727	$35,504
Post-acute Care EHR	1,558	2,023	3,219	4,036
TruBridge	13,531	11,933	26,910	23,520
Total cost of sales	$33,059	$31,686	$64,856	$63,060

Gross profit:
Acute Care EHR	$19,237	$21,664	$42,663	$41,020
Post-acute Care EHR	3,981	4,057	7,889	8,337
TruBridge	11,628	10,270	23,380	19,334
Total gross profit	$34,846	$35,991	$73,932	$68,691

Corporate operating expenses	$(32,621)	$(31,543)	$(64,058)	$(61,010)
Other income	194	70	392	140
Interest expense	(1,807)	(1,938)	(3,785)	(3,745)
Income before taxes	$612	$2,580	$6,481	$4,076

15.     SUBSEQUENT EVENTS
On August 2, 2018, the Company announced a dividend for the third quarter of 2018 in the amount of $0.10 per share, payable on August 31, 2018, to stockholders of record as of the close of business on August 16, 2018.

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

TruBridge

Our TruBridge segment primarily consists of business management, consulting and managed IT services sales generated by TruBridge and the sale of the Rycan revenue cycle management workflow and automation software.
Management Overview
Historically, we have primarily sought revenue growth through sales of healthcare IT systems and related services to existing and new clients within our target market, a strategy that has resulted in a ten-year compounded annual growth rate in legacy revenues (i.e., revenues related to our legacy Evident and TruBridge operations) of approximately 5.9% as of the end of our most recently completed fiscal year. Important to our potential for continued long-term revenue growth is our ability to sell new and additional products and services to our existing customer base, including cross-selling opportunities presented with the acquisition of Healthland Holding Inc. ("HHI"), the parent company of Healthland, AHT and Rycan Technologies, Inc. We believe that as our combined customer base grows, the demand for additional products and services, including business management, consulting and managed IT services, will also continue to grow, supporting further increases in recurring revenues. We also expect to drive revenue growth from new product development that we may generate from our research and development activities.
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
We also look to increase margins through cost containment measures where appropriate as we continue to leverage opportunities for greater operating efficiencies of the combined entity. For example, during the first quarter of 2018, we further integrated our acute care product lines into a combined client support group. Using best practices of the combined companies' implementation processes, we have decreased travel costs for our acute-care installations by approximately 25%. During the fourth quarter of 2017, TruBridge eliminated approximately $0.6 million per quarter of cloud hosting service costs for the HHI customer base by utilizing in-house resources. Also, during the first quarter of 2017, we instituted a limited-time, voluntary severance program offering those employees meeting certain predetermined criteria severance packages involving continuing periodic cash payments and healthcare benefits for varying periods, depending upon the individual's years of service with the Company.
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
We have historically made financing arrangements available to clients on a case-by-case basis depending upon the various aspects of the proposed contract and customer attributes. These financing arrangements include short-term payment plans and longer-term lease financing through us or third-party financing companies. For those clients not seeking a financing arrangement, the payment schedule of the typical contract is structured to provide for a scheduling deposit due at contract signing, with the remainder of the contracted fees due at various stages of the installation process (delivery of hardware, installation of software and commencement of training, and satisfactory completion of a monthly accounting cycle or end-of-month operation by each respective application, as applicable).
During 2017, total financing receivables increased by $15.5 million, which had a significant impact on operating cash flow. The increase in financing arrangements was primarily due to two reasons. First, meaningful use stage three ("MU3") installations are primarily financed through short-term payment plans. Second, competitor financing options, primarily through accounts receivables management collections and cloud EHR arrangements, have applied pressure to reduce initial customer capital investment requirements for new EHR installations, leading to the offering of long-term lease options.
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
Similarly, compliance with the meaningful use rules has accelerated the purchases of incremental applications by our existing clients. Consequently, our penetration rates within our existing customer base for our current menu of applications have increased significantly under the ARRA, thereby significantly narrowing the market for add-on sales to existing clients. As a result of the announcement from CMS on August 2, 2018 of a final rule that changes the attestation period for 2019 and 2020 to any continuous 90-day period instead of the previously-required full year attestation period, hospitals now have until October 1, 2019 to install compliant technology in order to meet the requirements of the program during 2019, compared to a deadline of January 1, 2019 under the previous rule. While we believe that the stage three requirements of the meaningful use program (re-named "Promoting Interoperability" by such rule) provide a significant opportunity for add-on sales revenues through 2019, the delay by CMS is expected to delay some of the contract revenues we previously anticipated and there is a risk of further delays or reductions in the regulatory requirements imposed on hospitals, which could have an adverse effect on our revenues.
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
Results of Operations
During the six months ended June 30, 2018, we generated revenues of $138.8 million from the sale of our products and services, compared to $131.8 million during the six months ended June 30, 2017, an increase of 5% that is primarily attributed to TruBridge client growth. We view sales of TruBridge solutions within our existing EHR client base as our leading performance indicator. Our net income for the six months ended June 30, 2018 increased by $2.5 million to $4.3 million from the six months ended June 30, 2017 as a result of revenue growth accompanied with improved gross margins of 53%, a 1% increase from the first six months of 2017. Net cash provided by operating activities decreased by $8.1 million to $7.8 million provided from operations during the six months ended June 30, 2018, primarily due to a reduction of short-term liabilities and other changes in working capital.

The following table sets forth certain items included in our results of operations for the three and six months ended June 30, 2018 and 2017, expressed as a percentage of our total revenues for these periods:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
(In thousands)	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
System sales and support:
Acute Care EHR	$37,207	54.8	$39,394	58.2	$77,390	55.8	$76,524	58.1
Post-acute Care EHR	5,539	8.2	6,080	9.0	11,108	8.0	12,373	9.4
Total System sales and support	42,746	62.9	45,474	67.2	88,498	63.8	88,897	67.5
TruBridge	25,159	37.1	22,203	32.8	50,290	36.2	42,854	32.5
Total sales revenues	67,905	100.0	67,677	100.0	138,788	100.0	131,751	100.0
Costs of sales:
System sales and support:
Acute Care EHR	17,970	26.5	17,730	26.2	34,727	25.0	35,504	26.9
Post-acute Care EHR	1,558	2.3	2,023	3.0	3,219	2.3	4,036	3.1
Total System sales and support	19,528	28.8	19,753	29.2	37,946	27.3	39,540	30.0
TruBridge	13,531	19.9	11,933	17.6	26,910	19.4	23,520	17.9
Total costs of sales	33,059	48.7	31,686	46.8	64,856	46.7	63,060	47.9
Gross profit	34,846	51.3	35,991	53.2	73,932	53.3	68,691	52.1
Operating expenses:
Product development	9,314	13.7	8,414	12.4	18,071	13.0	16,492	12.5
Sales and marketing	7,518	11.1	7,607	11.2	15,232	11.0	14,734	11.2
General and administrative	13,188	19.4	12,921	19.1	25,552	18.4	24,581	18.7
Amortization of acquisition-related intangibles	2,601	3.8	2,601	3.8	5,203	3.7	5,203	3.9
Total operating expenses	32,621	48.0	31,543	46.6	64,058	46.2	61,010	46.3
Operating income	2,225	3.3	4,448	6.6	9,874	7.1	7,681	5.8
Other income (expense):
Other income	194	0.3	70	0.1	392	0.3	140	0.1
Interest expense	(1,807)	(2.7)	(1,938)	(2.9)	(3,785)	(2.7)	(3,745)	(2.8)
Total other income (expense)	(1,613)	(2.4)	(1,868)	(2.8)	(3,393)	(2.4)	(3,605)	(2.7)
Income before taxes	612	0.9	2,580	3.8	6,481	4.7	4,076	3.1
Provision for income taxes	284	0.4	993	1.5	2,185	1.6	2,243	1.7
Net income	$328	0.5	$1,587	2.3	$4,296	3.1	$1,833	1.4

Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017
Revenues. Total revenues for the three months ended June 30, 2018 increased slightly $0.2 million, compared to the three months ended June 30, 2017.
System sales and support revenues decreased by 6%, or $2.7 million, compared to the second quarter 2017. System sales and support revenues were comprised of the following:

	Three Months Ended June 30,
(In thousands)	2018	2017
Recurring system sales and support revenues (1)
Acute Care EHR	$28,342	$28,001
Post-acute Care EHR	4,656	5,108
Total recurring system sales and support revenues	32,998	33,109
Non-recurring system sales and support revenues (2)
Acute Care EHR	8,865	11,393
Post-acute Care EHR	883	972
Total non-recurring system sales and support revenues	9,748	12,365
Total system sales and support revenue	$42,746	$45,474

(1) Mostly comprised of support and maintenance, third-party subscriptions, and SaaS revenues.

(2) Mostly comprised of installation revenues from the sale of our acute care and post-acute care EHR solutions and related applications under a perpetual (non-subscription) licensing model.

          Non-recurring system sales and support revenues decreased $2.6 million, or 21%, as volatility in the timing of new customer installations coupled with relative weakness in non-MU3 related add-on sales resulted in a decrease in Acute Care EHR non-recurring revenues of $2.5 million, or 22%. We installed our Acute Care EHR solutions at three new hospital clients during the second quarter 2018 (one under a SaaS arrangement, resulting in revenue being recognized ratably over the contractual term) compared to ten new hospital clients during the second quarter 2017 (one under a SaaS arrangement). The ten new hospital client implementations during the second quarter 2017 marked the highest during a quarter since the HHI acquisition, presenting a particularly difficult comparison versus the current quarter's results and resulting in a $3.7 million, or 60%, decrease in new system implementation revenues. This decrease in new system implementation revenues was partially offset by a $3.4 million increase in MU3 implementations from $0.2 million in the second quarter 2017 to $3.6 million in the second quarter 2018. However, the impact on our results of these increased MU3 implementation volumes was muted by relative weakness in non-MU3 related add-on sales as a result of the Company's and clients' emphasis on MU3 certification prior to the October 1, 2019 deadline. Non-recurring Post-acute Care EHR revenues decreased by $0.1 million, or 9%, in the second quarter of 2018 as a result of slowing new installation bookings due to aggressive competition during our effort to make technological improvements to the AHT product line.
Recurring system sales and support revenues were relatively flat, decreasing slightly from $33.1 million in the second quarter of 2017 to $33.0 million in the second quarter of 2018. Acute Care EHR recurring revenues increased $0.3 million, or 1%, as new Thrive customer growth and additional support fees for MU3-related add-on sales have outweighed attrition primarily from the Healthland customer base. Post-acute Care EHR recurring revenues decreased by $0.5 million, or 9%, due to attrition attributed to the aforementioned aggressive competitive environment.
TruBridge revenues increased 13%, or $3.0 million, compared to the second quarter 2017. Our hospital clients operate in an environment typified by rising costs and increased complexity and are increasingly seeking to alleviate themselves of the ever-increasing administrative burden of operating their own business office functions, most notably resulting in an expanded customer base for our accounts receivable management services, increasing $2.4 million, or 38%, and our medical coding services, increasing $1.1 million, or 89%, compared to the second quarter 2017. These increases were partially offset by a $0.6 million, or 52%, decrease in consulting services as consulting opportunities related to Thrive software add-on sales have decreased and medical coding initiatives have been completed.
Costs of Sales. Total costs of sales increased by 4%, or $1.4 million, compared to the second quarter 2017. As a percentage of total revenues, costs of sales increased to 49% in the second quarter 2018, compared to 47% in the second quarter 2017.

Costs of Acute Care EHR system sales and support increased by $0.2 million, or 1%, compared to the second quarter 2017 primarily due to a $1.0 million, or 41%, increase in third-party software costs, primarily due to fees implemented for use of CPT codes by the American Medical Association ("AMA") during 2018 that are passed to the customer. This increase was partially offset by a $0.6 million, or 34%, decrease in travel costs due to improved implementation techniques and decreased equipment costs (which are minimal for MU3 implementations) of $0.1 million, or 11%. The dual effect of decreased revenues and increased third-party software costs resulted in the gross margin on Acute Care EHR system sales and support decreasing to 52% in the second quarter 2018, compared to 55% in the second quarter 2017.
Costs of Post-acute Care EHR system sales and support decreased by $0.5 million, or 23%, compared to the second quarter 2017, primarily due to reduced payroll costs of $0.2 million, or 19%, as the realization of HHI integration synergies over the trailing twelve months has resulted in reduced headcount. Third-party software costs, hardware costs, and travel costs decreased by a total of $0.3 million due to the decreased installation volume mentioned above. The gross margin on Post-acute Care EHR system sales and support increased to 72% in the second quarter 2018, compared to 67% in the second quarter 2017.
Our costs associated with TruBridge sales and support increased 13%, or $1.6 million, with the largest contributing factor being an increase in payroll and related costs of 29%, or $2.1 million, as a result of adding more employees during the trailing twelve months in order to support and develop our growing customer base. Increased payroll was partially offset by an approximate $0.6 million decrease in cloud hosting costs as a result of moving to in-house resources during the fourth quarter of 2017 for cloud services provided to the HHI customer base. The gross margin on these services was 46% in the second quarters of 2018 and 2017.
Product Development. Product development expenses consist primarily of compensation and other employee-related costs (including stock-based compensation) and infrastructure costs incurred, but not capitalized, for new product development and product enhancements. Product development costs increased 11%, or $0.9 million, compared to the second quarter 2017, as a result of increased headcount dedicated to functionality additions and enhancements across the product lines, as well as integration across product lines.
Sales and Marketing. Sales and marketing expenses decreased 1%, or $0.1 million, compared to the second quarter 2017, primarily due to decreased payroll costs of 10%, or $0.3 million, partially offset by increased TruBridge-specific and MU3 commissions expense compared to the second quarter 2017.
General and Administrative. General and administrative expenses increased 2%, or $0.3 million, compared to the second quarter 2017, primarily due to a $0.8 million increase in bad debt expense, a $0.6 million, or 17%, increase in employee health costs, and a $0.4 million increase in stock compensation expense during the second quarter 2018. Bad debt was negatively impacted by a few of our hospital clients that have not been or may not be able to fulfill their financial obligations, while increased prescription drug utilization drove employee health costs higher. These increases were partially offset by a $1.5 million decrease in voluntary severance program expense compared to the second quarter 2017.
Amortization of Acquisition-Related Intangibles. Amortization expense associated with acquisition-related intangible assets was unchanged compared to the second quarter 2017.
 Total Operating Expenses. As a percentage of total revenues, total operating expenses increased to 48% in the second quarter 2018, compared to 47% in the second quarter 2017.
Total Other Income (Expense). Total other income (expense) decreased from expense of $1.9 million during the second quarter 2017 to expense of $1.6 million during the second quarter 2018, as our long-term debt interest rate was reduced when our leverage ratio fell below the target ratio coupled with an increase in interest income due to the expansion of long-term payment plans offered to our clients.
Income Before Taxes. As a result of the foregoing factors, income before taxes decreased by 76%, or $2.0 million, compared to the second quarter 2017.
  Provision for Income Taxes. Our effective tax rate for the three months ended June 30, 2018 increased to 46% from 38% for the three months ended June 30, 2017. Our effective tax rate for the three months ended June 30, 2018 was heavily impacted by the year-to-date impact of changing state income allocation determinations among our various subsidiaries from entities with lower effective state rates to entities with higher effective state rates. The year-to-date adjustment, when recorded in a three-month period of significantly lower net income before taxes compared to the immediately preceding period, had an outsized impact on our effective tax rate, resulting in a 25% increase in the effective tax rate. This increase was partially offset by the tax benefits of the Tax Cuts and Jobs Act, which reduced our corporate federal rate from 35% to 21% effective at the beginning of 2018.

Net Income. Net income for the three months ended June 30, 2018 decreased by $1.3 million to $0.3 million, or $0.02 per basic and diluted share, compared with net income of $1.6 million, or $0.11 per basic and diluted share, for the three months ended June 30, 2017. Net income represented less than 1% of revenue for the three months ended June 30, 2018, compared to 2% of revenue for the three months ended June 30, 2017.
Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017
Revenues. Total revenues for the six months ended June 30, 2018 increased 5%, or $7.0 million, compared to the six months ended June 30, 2017.
System sales and support revenues decreased slightly by $0.4 million from the six months ended June 30, 2017. System sales and support revenues were comprised of the following:

	Six Months Ended June 30,
(In thousands)	2018	2017
Recurring system sales and support revenues (1)
Acute Care EHR	$56,477	$56,539
Post-acute Care EHR	9,487	10,186
Total recurring system sales and support revenues	65,964	66,725
Non-recurring system sales and support revenues (2)
Acute Care EHR	$20,913	$19,985
Post-acute Care EHR	1,621	2,187
Total non-recurring system sales and support revenues	22,534	22,172
Total system sales and support revenue	$88,498	$88,897

(1) Mostly comprised of support and maintenance, third-party subscriptions, and SaaS revenues.

(2) Mostly comprised of installation revenues from the sale of our acute care and post-acute care EHR solutions and related applications under a perpetual (non-subscription) licensing model.

Non-recurring system sales and support revenues increased $0.4 million, or 2%, primarily as year-to-date revenue contributions from MU3 implementations have outpaced the negative impact of new system implementation volatility and relative weakness in non-MU3 related add-on sales, resulting in an overall increase in Acute Care EHR non-recurring revenues of $0.9 million, or 5%. MU3 implementations contributed $7.9 million of Acute Care EHR non-recurring revenue during the first six months of 2018, compared to only $0.2 million during the first six months of 2017. These revenue contributions were partially offset by a $4.1 million, or 44%, decrease in new system implementation revenues, as we installed our Acute Care EHR solutions at nine new hospital clients during the six months ended June 30, 2018 (two under a SaaS arrangement), compared to thirteen new hospital clients during the six months ended June 30, 2017 (two under a SaaS arrangement). Further mitigating the significant impact of MU3 implementation revenues has been the relative weakness in non-MU3 related add-on sales as a result of the Company's and clients' emphasis on MU3 certification prior to the October 1, 2019 deadline. Non-recurring Post-acute Care EHR revenues decreased by $0.6 million, or 26%, as a result of slowing new installation bookings due to aggressive competition during our effort to make technological improvements to the AHT product line.
Recurring system sales and support revenues decreased $0.8 million, or 1%, during the six months ended June 30, 2018. Acute Care EHR recurring revenues decreased slightly by $0.1 million as a result of 2017 price freezes for the existing customer base to ease the impact of MU3 implementation, coupled with attrition primarily from the Healthland customer base, outweighing new customer growth. Post-acute Care EHR recurring revenues decreased by $0.7 million, or 7%, due to attrition attributed to the aforementioned aggressive competitive environment.
TruBridge revenues increased 17%, or $7.4 million, compared to the six months ended June 30, 2017. Our hospital clients operate in an environment typified by rising costs and increased complexity and are increasingly seeking to alleviate themselves of the ever-increasing administrative burden of operating their own business office functions, most notably resulting in an expanded customer base for our accounts receivable management services, increasing $5.2 million, or 42%, and our medical coding services, increasing $2.6 million, or 120%, compared to the six months ended June 30, 2017. These increases were partially offset by a $0.7 million, or 35%, decrease in consulting services as consulting opportunities related to Thrive software add-on sales have decreased and medical coding initiatives have been completed.

Costs of Sales. Total costs of sales increased by 3%, or $1.8 million, compared to the six months ended June 30, 2017. As a percentage of total revenues, costs of sales decreased to 47% in the six months ended June 30, 2018, compared to 48% in the six months ended June 30, 2017.
Costs of Acute Care EHR system sales and support decreased by $0.8 million, or 2%, compared to the six months ended June 30, 2017, primarily due to a $1.0 million, or 36%, decrease in equipment costs (which are minimal for MU3 implementations), and decreased travel costs of $1.0 million, or 30%, due to improved implementation techniques, partially offset by a $1.3 million, or 25%, increase in third-party software costs, primarily due to fees for use of CPT codes implemented by the AMA during 2018 that are passed to the customer. The dual effect of increased revenues and these beneficial cost improvements resulted in the gross margin on Acute Care EHR system sales and support increasing to 55% in the six months ended June 30, 2018 compared to 54% in the six months ended June 30, 2017.
Costs of Post-acute Care EHR system sales and support decreased by $0.8 million, or 20%, compared to the six months ended June 30, 2017 primarily due to reduced payroll costs of $0.4 million, or 18%, as the realization of HHI integration synergies over the trailing twelve months has resulted in reduced headcount. Third-party software costs, hardware costs, and travel costs decreased by a total of $0.5 million due to the decreased installation volume mentioned above. The gross margin on Post-acute Care EHR system sales and support increased to 71% for the six months ended June 30, 2018, compared to 67% for the six months ended June 30, 2017.
Our costs associated with TruBridge sales and support increased 14%, or $3.4 million, with the largest contributing factor being an increase in payroll and related costs of 29%, or $4.3 million, as a result of adding more employees during the trailing twelve months in order to support and develop our growing customer base. Increased payroll was partially offset by an approximate $1.2 million decrease in cloud hosting costs as a result of moving to in-house resources during the fourth quarter of 2017 for cloud services provided to the HHI customer base. The gross margin on these services increased to 46% in the six months ended June 30, 2018 compared to 45% in the six months ended June 30, 2017, primarily attributed to the realization of 2017 bookings to revenue in which the aforementioned accompanying payroll costs constricted margins during 2017.
Product Development. Product development expenses consist primarily of compensation and other employee-related costs (including stock-based compensation) and infrastructure costs incurred, but not capitalized, for new product development and product enhancements. Product development costs increased 10%, or $1.6 million, compared to the six months ended June 30, 2017, as a result of increased headcount dedicated to functionality additions and enhancements across the product lines, as well as integration across product lines.
Sales and Marketing. Sales and marketing expenses increased 3%, or $0.5 million, compared to the six months ended June 30, 2017, primarily due to increased TruBridge-specific and MU3 commissions expense.
General and Administrative. General and administrative expenses increased 4%, or $1.0 million, compared to the six months ended June 30, 2017, primarily due to a $1.2 million increase in bad debt expense and a $1.3 million, or 20%, increase in employee health costs during the six months ended June 30, 2018. Bad debt was negatively impacted by a few of our hospital clients that have not been or may not be able to fulfill their financial obligations, while increased prescription drug utilization drove employee health costs higher. These notable increases were partially offset by a $1.9 million decrease in voluntary severance program expense compared to the six months ended June 30, 2017.
Amortization of Acquisition-Related Intangibles. Amortization expense associated with acquisition-related intangible assets was unchanged compared to the six months ended June 30, 2017.
 Total Operating Expenses. As a percentage of total revenues, total operating expenses remained flat at 46% for both six month periods.
Total Other Income (Expense). Total other income (expense) decreased from expense of $3.6 million during the six months ended June 30, 2017 to expense of $3.4 million during the six months ended June 30, 2018, as interest income has increased due to the expansion of long-term payment plans offered to our clients.
Income Before Taxes. As a result of the foregoing factors, income before taxes increased by 59%, or $2.4 million, compared to the six months ended June 30, 2017.
  Provision for Income Taxes. Our effective tax rate for the six months ended June 30, 2018 decreased to 34% from 55% for the six months ended June 30, 2017. Our effective tax rate for the six months ended June 30, 2018 was impacted by the Tax Cuts and Jobs Act, which reduced our corporate federal rate from 35% to 21% effective at the beginning of 2018. The six months ended June 30, 2018 also included a $0.4 million shortfall tax expense related to stock-based compensation that increased the effective rate by 6%. During the six months ended June 30, 2017 we experienced a shortfall tax expense related to stock-based compensation of $0.9 million that increased the effective rate by 23%.
Net Income. Net income for the six months ended June 30, 2018 increased by $2.5 million to a net income of $4.3 million, or $0.31 per basic and diluted share, compared with net income of $1.8 million, or $0.13 per basic and diluted share, for the six months ended June 30, 2017. Net income represented 3% of revenue for the six months ended June 30, 2018, compared to 1% of revenue for the six months ended June 30, 2017.
Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2018, our principal sources of liquidity consisted of cash and cash equivalents of $1.5 million and our remaining borrowing capacity under the Amended Revolving Credit Facility of $15.3 million, compared to $0.5 million of cash and cash equivalents and $17.0 million of remaining borrowing capacity under the Amended Revolving Credit Facility as of December 31, 2017. In conjunction with our acquisition of HHI in January 2016, we entered into the Previous Credit Agreement which provided for the $125 million Previous Term Loan Facility and the $50 million Previous Revolving Credit Facility. On October 13, 2017, the Company entered into the Second Amendment to refinance and decrease the aggregate committed size of the credit facilities from $175 million to $162 million, which included the $117 million Amended Term Loan Facility and the $45 million Amended Revolving Credit Facility. On February 8, 2018, the Company entered into the Third Amendment to increase the aggregate principle amount of the Amended Credit Facilities from $162 million to $167 million, which includes the $117 million Amended Term Loan Facility and a $50 million Amended Revolving Credit Facility.
As of June 30, 2018, we had $140.1 million in principal amount of indebtedness outstanding under the Amended Credit Facilities. We believe that our cash and cash equivalents of $1.5 million as of June 30, 2018, the future operating cash flows of the combined entity, and our remaining borrowing capacity under the Amended Revolving Credit Facility of $15.3 million as of June 30, 2018, taken together, provide adequate resources to fund ongoing cash requirements for the next twelve months. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of filing of this Form 10-Q. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.
Operating Cash Flow Activities
Net cash provided by operating activities decreased $8.1 million, from $15.9 million provided by operations for the six months ended June 30, 2017 to $7.8 million provided by operations for the six months ended June 30, 2018. The decrease in cash flows provided from operations is primarily due to a $6.3 million contraction in payables and other liabilities during the six months ended June 30, 2018 as a result of the timing of vendor and payroll payments compared to a $6.6 million expansion during the six months ended June 30, 2017. The $2.5 million increase in net income was mostly offset by a combined accounts and financing receivables expansion of $6.1 million during the six months ended June 30, 2018. The increase in financing arrangements is primarily due to two reasons. First, meaningful use stage three installations are primarily financed through short-term payment plans. Second, competitor financing options, primarily accounts receivables management collections and cloud EHR arrangements, have applied pressure to reduce initial customer capital investment requirements for new EHR installations, leading to the offering of long-term lease options.
Investing Cash Flow Activities
Net cash used in investing activities remained relatively flat with $0.4 million used in the six months ended June 30, 2018 compared to $0.5 million used during the six months ended June 30, 2017. We do not anticipate the need for significant capital expenditures during the remainder of 2018.
Financing Cash Flow Activities
During the six months ended June 30, 2018, our financing activities used net cash of $6.4 million, as we paid a net $3.6 million in long-term debt principal and declared and paid dividends in the amount of $2.8 million. During the six months ended June 30, 2018, we made a $7.3 million prepayment on the Amended Term Loan Facility by drawing down on the Amended Revolving Credit Facility, in accordance with the excess cash flow mandatory prepayment requirements of the Amended Credit Agreement. Financing cash flow activities used $15.9 million during the six months ended June 30, 2017, primarily due to $9.8 million paid in long-term debt principal and $6.1 million cash paid in dividends. The decrease in dividends paid is a result of moving to a fixed dividend policy during the fourth quarter of 2017.

We believe that paying dividends is an effective way of providing an investment return to our stockholders and a beneficial use of our cash. However, the declaration of dividends by CPSI is subject to compliance with the terms of our Amended Credit Agreement and the discretion of our Board of Directors, which may decide to change or terminate the Company's dividend policy at any time. Our Board of Directors will continue to take into account such matters as general business conditions, capital needs, our financial results and such other factors as our Board of Directors may deem relevant.
Credit Agreement
As of June 30, 2018, we had $105.4 million in principal amount outstanding under the Amended Term Loan Facility and $34.7 million in principal amount outstanding under the Amended Revolving Credit Facility. Each of the Amended Credit Facilities continues to bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted LIBOR rate for the relevant interest period, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate plus one percent per annum, or (3) a combination of (1) and (2). The applicable margin range for LIBOR loans and the letter of credit fee ranges from 2.00% to 3.50%. The applicable margin range for base rate loans ranges from 1.00% to 2.50%, in each case based on the Company's consolidated leverage ratio.
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
The Amended Credit Facilities are secured pursuant to a Pledge and Security Agreement, dated January 8, 2016, among the parties identified as obligors therein and Regions, as collateral agent, on a first priority basis by a security interest in substantially all of the tangible and intangible assets (subject to certain exceptions) of the Company and certain subsidiaries of the Company, as guarantors (collectively, the “Subsidiary Guarantors”), including certain registered intellectual property and the capital stock of certain of the Company’s direct and indirect subsidiaries. Our obligations under the Amended Credit Agreement are also guaranteed by the Subsidiary Guarantors.
The Amended Credit Agreement, as amended by the Third Amendment, provides incremental facility capacity of $50 million, subject to certain conditions. The Amended Credit Agreement includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. The Amended Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio of 1.25:1.00 throughout the duration of such agreement. Under the Amended Credit Agreement, the Company is required to comply with a maximum consolidated leverage ratio of 3.95:1.00 through December 31, 2017 and 3.50:1.00 from January 1, 2018 and thereafter. The Amended Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default. We believe that we were in compliance with the covenants contained in the Amended Credit Agreement as of June 30, 2018.
The Amended Credit Agreement requires the Company to mandatorily prepay the Amended Credit Facilities with (i) 75% of excess cash flow (minus certain specified other payments) during each of the fiscal years ending December 31, 2017 and December 31, 2018 and (ii) 50% of excess cash flow (minus certain specified other payments) during the fiscal year ending December 31, 2019 and thereafter. The Company is permitted to voluntarily prepay the Amended Credit Facilities at any time without penalty, subject to customary “breakage” costs with respect to prepayments of LIBOR rate loans made on a day other than the last day of any applicable interest period. The excess cash flow mandatory prepayment requirement under the Amended Credit Agreement resulted in a $7.3 million prepayment on the Amended Term Loan Facility during the first quarter of 2018 related to excess cash flow generated by the Company during 2017. This mandatory prepayment was funded by drawing down on the Amended Revolving Credit Facility, as excess cash flow generated by the Company during 2017 was primarily used to voluntarily prepay amounts due under the Amended Revolving Credit Facility.

Backlog
Backlog consists of revenues we reasonably expect to recognize over the next twelve months under all existing contracts, including those with remaining performance obligations that have original expected durations of one year or less and those with fees that are variable in which we estimate future revenues. The revenues to be recognized may relate to a combination of one-time fees for system sales and recurring fees for support and maintenance and TruBridge services. As of June 30, 2018, we had a twelve-month backlog of approximately $38 million in connection with non-recurring system purchases and approximately $229 million in connection with recurring payments under support and maintenance, Cloud EHR contracts, and TruBridge services. As of June 30, 2017, we had a twelve-month backlog of approximately $37 million in connection with non-recurring system purchases and approximately $217 million in connection with recurring payments under support and maintenance and TruBridge services.
Bookings
Bookings is a key operational metric used by management to assess the relative success of our sales generation efforts, and were as follows for the periods ending June 30, 2018 and 2017, respectively:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
System sales and support (1)
Acute Care EHR	$16,071	$23,871	$33,576	$38,914
Post-acute Care EHR	1,054	1,127	1,781	3,039
Total system sales and support	17,125	24,998	35,357	41,953

TruBridge (2)	6,371	8,699	10,189	15,293

Total bookings	$23,496	$33,697	$45,546	$57,246

(1) Generally calculated as the total contract price (for system sales) and annualized contract value (for support).
(2) Generally calculated as the total contract price (for non-recurring, project-related amounts) and annualized contract value (for recurring amounts).

Acute Care EHR bookings in the second quarter 2018 decreased $7.8 million, or 33%, compared to the second quarter 2017, and in the six months ended June 30, 2018 decreased $5.3 million, or 14%, compared to the six months ended June 30, 2017, mostly due to the demand dynamics related to the Company's MU3 software applications. Bookings during the three and six months ended June 30, 2017 were heavily influenced by the then-deadline of January 1, 2018 for hospital compliance with the stage three rules. Since that time, CMS has announced two rules (the most recent of which was proposed in April 2018) that would effectively delay the deadline for compliance to October 1, 2019. While we do not believe these events significantly alter the total opportunity presented by MU3, it has impacted our periodic bookings results by naturally extending the sales cycle.
Post-acute Care EHR bookings in the second quarter 2018 decreased $0.1 million, or 6%, compared to the second quarter 2017, and decreased $1.3 million, or 41%, compared to the six months ended June 30, 2017. New business opportunities for this segment, which consist solely of the operations of AHT, have suffered as a result of increased competition and underinvestment in AHT's product offerings (particularly prior to our acquisition of AHT as part of the January 2016 acquisition of HHI), making functionality and usability comparisons less favorable for AHT. Although management has formulated a strategy and enacted steps to improve the related product functionality and usability and is confident that such measures will translate into improved future bookings performance (and, eventually, revenue growth), there can be no guarantee that this strategy will be successful. During the fourth quarter of 2017, the anticipated attrition of significant customer accounts and a product development acceleration investment plan in our Post-acute Care EHR software led management to record a goodwill impairment of $28.0 million against our Post-acute Care EHR reporting unit as of December 31, 2017.
We continue to execute on our TruBridge strategy by moving up-market into larger healthcare facilities while expanding the scope of our relationships with new and existing clients by increasing revenue-generating touchpoints within those facilities. Our initial success in that endeavor has resulted in bookings volatility as our periodic bookings are heavily influenced by low-volume, high-value deals. Such large, enterprise client wins resulted in TruBridge bookings for the first two quarters of 2017 that were some of the highest in TruBridge history at that time, with bookings for the remainder of 2017 being heavily influenced by large, enterprise client wins. Absent any such large, enterprise client wins during the first two quarters of 2018, TruBridge bookings experienced a normalization that resulted in a decrease from the first two quarters of 2017. We continue to see demand for TruBridge's products and services that alleviate administrative burden on our clients and allow them to take advantage of our specialized capabilities. Particularly strong demand exists for TruBridge's accounts receivable management and medical coding services.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements, as defined by Item 303(a)(4) of SEC Regulation S-K, as of June 30, 2018.
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
There have been no other significant changes to these critical accounting policies during the six months ended June 30, 2018.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk relates primarily to the potential change in the British Bankers Association London Interbank Offered Rate ("LIBOR"). We had $140.1 million of outstanding borrowings under our Amended Credit Facilities with Regions Bank at June 30, 2018. The Amended Term Loan Facility and Amended Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin plus (1) the Adjusted LIBOR rate for the relevant interest period, (2) an alternate base rate determined by reference to the greatest of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate plus one percent per annum, or (3) a combination of (1) and (2). Accordingly, we are exposed to fluctuations in interest rates on borrowings under the Amended Credit Facilities. A one hundred basis point change in interest rate on our borrowings outstanding as of June 30, 2018 would result in a change in interest expense of approximately $1.4 million annually.
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
Changes in Internal Control over Financial Reporting
 There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to revenue recognition on our financial statements to facilitate adoption on January 1, 2018. There were no significant changes to our internal controls over financial reporting due to the adoption of the new standard.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3 to CPSI’s Current Report on Form 8-K dated October 28, 2013 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Form 10-Q for the period ended June 30, 2018

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER PROGRAMS AND SYSTEMS, INC.

August 7, 2018	By:	/s/ J. Boyd Douglas
J. Boyd Douglas
President and Chief Executive Officer

August 7, 2018	By:	/S/ Matt J. Chambless
Matt J. Chambless
Chief Financial Officer