Form 10-Q
period 2018-09-30
COMPUTER PROGRAMS & SYSTEMS INC
filed 2018-11-06
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 5, 2018, there were 14,085,989 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.
Quarterly Report on Form 10-Q
(For the three and nine months ended September 30, 2018)

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$5,175	$520
Accounts receivable, net of allowance for doubtful accounts of $2,203 and $2,654, respectively	41,591	38,061
Financing receivables, current portion, net	15,422	15,055
Inventories	1,198	1,417
Prepaid income taxes	1,129	—
Prepaid expenses and other	5,641	2,824
Total current assets	70,156	57,877
Property and equipment, net	11,094	11,692
Financing receivables, net of current portion	15,371	11,485
Other assets, net of current portion	1,004	—
Intangible assets, net	88,818	96,713
Goodwill	140,449	140,449
Total assets	$326,892	$318,216
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,979	$7,620
Current portion of long-term debt	5,807	5,820
Deferred revenue	11,115	8,707
Accrued vacation	4,637	3,794
Income taxes payable	—	810
Other accrued liabilities	11,433	14,098
Total current liabilities	38,971	40,849
Long-term debt, net of current portion	131,718	136,614
Deferred tax liabilities	5,011	4,667
Total liabilities	175,700	182,130
Stockholders’ equity:
Common stock, $0.001 par value; 30,000 shares authorized; 14,086 and 13,760 shares issued and outstanding, respectively	14	14
Additional paid-in capital	162,381	155,078
Accumulated deficit	(11,203)	(19,006)
Total stockholders’ equity	151,192	136,086
Total liabilities and stockholders’ equity	$326,892	$318,216
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales revenues:
System sales and support	$44,425	$44,366	$132,923	$133,263
TruBridge	24,872	22,747	75,162	65,601
Total sales revenues	69,297	67,113	208,085	198,864
Costs of sales:
System sales and support	19,583	19,927	57,528	59,467
TruBridge	13,590	12,806	40,501	36,326
Total costs of sales	33,173	32,733	98,029	95,793
Gross profit	36,124	34,380	110,056	103,071
Operating expenses:
Product development	9,305	8,250	27,375	24,742
Sales and marketing	7,546	8,528	22,778	23,262
General and administrative	11,220	9,379	36,772	33,960
Amortization of acquisition-related intangibles	2,692	2,601	7,895	7,804
Total operating expenses	30,763	28,758	94,820	89,768
Operating income	5,361	5,622	15,236	13,303
Other income (expense):
Other income	201	102	593	242
Interest expense	(1,829)	(2,062)	(5,615)	(5,807)
Total other income (expense)	(1,628)	(1,960)	(5,022)	(5,565)
Income before taxes	3,733	3,662	10,214	7,738
(Benefit) provision for income taxes	(2,016)	1,374	170	3,617
Net income	$5,749	$2,288	$10,044	$4,121
Net income per common share—basic	$0.41	$0.17	$0.72	$0.30
Net income per common share—diluted	$0.41	$0.17	$0.72	$0.30
Weighted average shares outstanding used in per common share computations:
Basic	13,604	13,431	13,547	13,409
Diluted	13,604	13,431	13,547	13,409
Dividends declared per common share	$0.10	$0.30	$0.30	$0.75
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount
Balance at December 31, 2017	13,760	$14	$155,078	$(19,006)	$136,086
Net income	—	—	—	10,044	10,044
Adoption of accounting standards (Note 2)	—	—	—	1,970	1,970
Issuance of restricted stock	326	—	—	—	—
Stock-based compensation	—	—	7,303	—	7,303
Dividends	—	—	—	(4,211)	(4,211)
Balance at September 30, 2018	14,086	$14	$162,381	$(11,203)	$151,192
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating Activities:
Net income	$10,044	$4,121
Adjustments to net income:
Provision for bad debt	2,366	753
Deferred taxes	(231)	3,226
Stock-based compensation	7,303	5,021
Depreciation	1,416	1,945
Amortization of acquisition-related intangibles	7,895	7,804
Amortization of deferred finance costs	259	547
Changes in operating assets and liabilities:
Accounts receivable	(4,174)	(4,358)
Financing receivables	(5,975)	(8,428)
Inventories	219	568
Prepaid expenses and other	(47)	(361)
Accounts payable	(1,641)	3,770
Deferred revenue	1,178	2,748
Other liabilities	(1,821)	1,071
Prepaid income taxes/income taxes payable	(1,939)	(110)
Net cash provided by operating activities	14,852	18,317
Investing Activities:
Purchases of property and equipment	(818)	(464)
Net cash used in investing activities	(818)	(464)
Financing Activities:
Dividends paid	(4,211)	(10,261)
Payments of long-term debt principal	(11,877)	(4,909)
Proceeds from revolving line of credit	7,300	2,550
Payments of revolving line of credit	(591)	(6,500)
Proceeds from exercise of stock options	—	1
Net cash used in financing activities	(9,379)	(19,119)
Increase (decrease) in cash and cash equivalents	4,655	(1,266)
Cash and cash equivalents at beginning of period	520	2,220
Cash and cash equivalents at end of period	$5,175	$954
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,276	$5,151
Cash paid for income taxes, net of refund	$2,340	$501
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
Presentation
Effective January 1, 2018, our interface services team, which provides the design, development, implementation, and support services for all interfaces for data exchange from the CPSI applications and was previously considered a part of our product development division, has been integrated with our acute care client service team. This transition has worked to create a consistent, personal, and convenient service experience for our clients characterized by transparent communication with prompt resolution. With this change, the payroll and related costs of this group of employees that were formerly included within the caption "Product development" on our condensed consolidated statements of income are now included within the caption "System sales and support - Cost of sales."
This reclassification had no effect on previously reported total sales revenues, operating income, income before taxes or net income.
Amounts presented for the three and nine months ended September 30, 2017 have been reclassified to conform to the current presentation. The following table provides the amounts reclassified for the three months ended September 30, 2017:

(In thousands)	As previously reported	Reclassification	As reclassified
Costs of sales:
System sales and support	$18,832	$1,095	$19,927
Operating expenses:
Product development	$9,345	$(1,095)	$8,250

The following table provides the amounts reclassified for the nine months ended September 30, 2017:

(In thousands)	As previously reported	Reclassification	As reclassified
Costs of sales:
System sales and support	$56,621	$2,846	$59,467
Operating expenses:
Product development	$27,588	$(2,846)	$24,742

2.     RECENT ACCOUNTING PRONOUNCEMENTS
New Accounting Standards Adopted in 2018
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes prior revenue recognition guidance. This guidance was effective for fiscal years and interim periods within those years beginning after December 15, 2017, which was effective for the Company as of the first quarter of our fiscal year ending December 31, 2018. We adopted this new accounting standard codified as Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, and the related amendments ("new revenue standard") during the first quarter of 2018 and have applied it to all contracts using the modified retrospective method, pursuant to which the cumulative effect of initially applying the new revenue standard is recognized as an adjustment to retained earnings and impacted balance sheet line items as of January 1, 2018, the date of adoption. The comparative previous period information continues to be reported under the accounting standards in effect for that period.
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
In accordance with the new revenue standard requirements, the disclosures of the impact of adoption on our condensed consolidated income statements and balance sheet were as follows:

	Three Months Ended September 30, 2018
(In thousands)	As reported	Balances without adoption of ASC 606	Effect of adoption increase/(decrease)
Condensed Consolidated Statements of Income
Revenue: TruBridge	$24,872	$24,996	$(124)
Cost of sales: System sales and support	19,583	19,530	53
Gross profit	36,124	36,301	(177)
Sales and marketing	7,546	7,389	157
Operating income	5,361	5,695	(334)
Provision for income taxes	(2,016)	(1,945)	(71)
Net income	$5,749	$6,012	$(263)

	Nine Months Ended September 30, 2018
(In thousands)	As reported	Balances without adoption of ASC 606	Effect of adoption increase/(decrease)
Condensed Consolidated Statements of Income
Revenue: TruBridge	$75,162	$75,125	$37
Cost of sales: System sales and support	57,528	57,409	119
Gross profit	110,056	110,138	(82)
Sales and marketing	22,778	22,124	654
Operating income	15,236	15,972	(736)
Provision for income taxes	170	325	(155)
Net income	$10,044	$10,625	$(581)

	September 30, 2018
(In thousands)	As reported	Balances without adoption of ASC 606	Effect of adoption increase/(decrease)
Condensed Consolidated Balance Sheet
Prepaid assets and other	$5,641	$3,643	$1,998
Other assets, net of current	1,004	—	1,004
Total assets	326,892	323,890	3,002
Deferred revenue	11,115	9,921	1,194
Deferred tax liability	5,011	4,592	419
Total liabilities	175,700	174,087	1,613
Retained earnings	$(11,203)	$(12,592)	$1,389
The effects of the changes in balance sheet accounts resulting from the adoption of the new revenue standard are primarily due to the beginning adjustments for adoption mentioned above, accompanied by incremental changes resulting from activity during the period ended September 30, 2018. Refer to Note 3 - Revenue Recognition for more information on period activity.
The new revenue standard requirements did not impact our net cash provided by or used in operating, investing, or financing cash flows on our condensed consolidated statements of cash flows, although components within changes in operating assets and liabilities were immaterially impacted by adoption.

In August 2016, the FASB issued ASU 2016-15, Classifications of Certain Cash Receipts and Cash Payments, which clarifies cash flow classification for eight specific issues, including debt prepayment or extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and proceeds from the settlement of corporate-owned life insurance policies. This guidance was effective for fiscal years and interim periods within those years beginning after December 15, 2017, which was effective for the Company as of the first quarter of our fiscal year ending December 31, 2018. The adoption of ASU 2016-15 did not have a material effect on our financial statements.

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
New Accounting Standards Yet to be Adopted

In February 2016, the FASB issued ASU 2016-02, Leases, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new guidance will require the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. This guidance will be effective for fiscal years and interim periods within those years beginning after December 15, 2018, which will be effective for the Company as of the first quarter of our fiscal year ending December 31, 2019. The Company is currently evaluating the method of adoption and potential utilization of practical expedients. The estimated impact on the financial statements of implementation of this standard is increased lease assets and lease liabilities in the range of $4 million to $6 million as of the anticipated adoption date, January 1, 2019.

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
Recurring Revenues
• Software application support and hardware maintenance services sold with software licenses and hardware are separate and distinct performance obligations. Revenue for support and maintenance services is recognized based on SSP, which is the renewal price, ratably over the life of the contract, which is generally three to five years. Payment is due monthly for support services provided.
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

(In thousands)	Nine Months Ended September 30, 2018
Balance as of January 1, 2018	$9,937
Deferred revenue recorded	15,847
Less deferred revenue recognized as revenue	(14,669)
Balance as of September 30, 2018	$11,115
The deferred revenue recorded during the nine months ended September 30, 2018 is comprised primarily of the annual renewals of certain software subscriptions billed during the first quarter of each year and deposits collected for future EHR installations. The deferred revenue recognized as revenue during the nine months ended September 30, 2018 is comprised primarily of the periodic recognition of annual renewals that were deferred until earned and deposits for future EHR installations that were deferred until earned.
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

(In thousands)	Nine Months Ended September 30, 2018
Balance as of January 1, 2018	$3,775
Costs to obtain and fulfill contracts capitalized	2,356
Less costs to obtain and fulfill contracts recognized as expense	(3,129)
Balance as of September 30, 2018	$3,002
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

4.  PROPERTY AND EQUIPMENT
Property and equipment was comprised of the following at September 30, 2018 and December 31, 2017:

(In thousands)	September 30, 2018	December 31, 2017
Land	$2,848	$2,848
Buildings and improvements	8,247	8,240
Computer equipment	4,080	3,269
Leasehold improvements	5,001	5,001
Office furniture and fixtures	2,865	2,865
Automobiles	70	70
	23,111	22,293
Less: accumulated depreciation	(12,017)	(10,601)
Property and equipment, net	$11,094	$11,692

5.     OTHER ACCRUED LIABILITIES
Other accrued liabilities was comprised of the following at September 30, 2018 and December 31, 2017:

(In thousands)	September 30, 2018	December 31, 2017
Salaries and benefits	$7,232	$8,432
Severance	1,244	1,139
Commissions	738	2,416
Self-insurance reserves	1,024	1,024
Contingent consideration	615	586
Other	580	501
Other accrued liabilities	$11,433	$14,098
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

The following is a calculation of the basic and diluted EPS for the Company's common stock, including a reconciliation between net income and net income attributable to common stockholders:

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income	$5,749	$2,288	$10,044	$4,121
Less: Net income attributable to participating securities	(197)	(55)	(338)	(94)
Net income attributable to common stockholders	$5,552	$2,233	$9,706	$4,027

Weighted average shares outstanding used in basic per common share computations	13,604	13,431	13,547	13,409
Add: Dilutive potential common shares	—	—	—	—
Weighted average shares outstanding used in diluted per common share computations	13,604	13,431	13,547	13,409

Basic EPS	$0.41	$0.17	$0.72	$0.30
Diluted EPS	$0.41	$0.17	$0.72	$0.30
During 2018, performance share awards were granted to certain executive officers and key employees of the Company that will result in the issuance of time-vesting restricted stock if the predefined performance criteria are met. The awards provide for an aggregate target of 184,776 shares, none of which have been included in the calculation of diluted EPS for the three and nine months ended September 30, 2018 because the related threshold award performance level has not been achieved as of September 30, 2018. See Note 8 - Stock-based Compensation for more information.
7.     INCOME TAXES
The Company determines the tax provision for interim periods using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.
Our effective tax rate for the three months ended September 30, 2018 was a tax benefit of 54% compared to a tax expense of 38% for the three months ended September 30, 2017. This significant decrease in our effective tax rate was mostly attributable to refined estimates regarding our 2017 and 2018 federal research and development (R&D) tax credit, with such estimates increasing significantly as a result of our implementation of the Internal Revenue Service's "Guidance for Allowance of the Credit for Increasing Research Activities under IRC Section 41 for Taxpayers that Expense Research and Development Costs on their Financial Statements pursuant to ASC 730," commonly referred to as the "ASC 730 Safe Harbor Directive." This Directive provides guidance regarding the examination of certain R&D expenses under ASC 730, Research and Development, and indicates that the IRS will not challenge certain qualified research expenses (QREs) that are a taxpayer's adjusted ASC 730 financial statement R&D costs. With this guidance, taxpayers now have the option to reconcile ASC 730 with the QREs claimed on their tax return by adjusting ASC 730 financial statement R&D costs to arrive at the amount the IRS considers as qualifying for the safe harbor. The implementation of this guidance, including corresponding 2017 provision-to-return and 2018 year-to-date adjustments, resulted in an incremental 71% reduction in our effective tax rate for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The decrease in our effective tax rate from the ASC 730 Safe Harbor Directive was in addition to the beneficial rate impact of the Tax Cuts and Jobs Act, which reduced our corporate federal rate from 35% to 21% effective at the beginning of 2018.
Our effective tax rate for the nine months ended September 30, 2018 decreased to 2% from 47% for the nine months ended September 30, 2017, partially due to the reduction in our corporate federal tax rate from 35% to 21% effective at the beginning of 2018. Additionally, the effective tax rate for the nine months ended September 30, 2017 experienced a shortfall tax expense related to stock-based compensation of $1.1 million that increased the effective rate by 14%. Such shortfall during the nine months ended September 30, 2018 decreased to $0.4 million resulting in an increase in the effective rate of only 4%. Lastly, our implementation of the aforementioned ASC 730 Safe Harbor Directive has significantly increased our estimated R&D tax credits for the 2017 and 2018 tax years, resulting in a further 25% decrease in our effective rate.

8.     STOCK-BASED COMPENSATION
Stock-based compensation expense is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee's or non-employee director's requisite service period.
The following table details total stock-based compensation expense for the three and nine months ended September 30, 2018 and 2017, included in the condensed consolidated statements of income:

	Three Months Ended		Nine Months Ended
(In thousands)	2018	2017	2018	2017
Costs of sales	$566	$492	$1,590	$1,235
Operating expenses	2,044	1,562	5,713	3,786
Pre-tax stock-based compensation expense	2,610	2,054	7,303	5,021
Less: income tax effect	(574)	(801)	(1,607)	(1,958)
Net stock-based compensation expense	$2,036	$1,253	$5,696	$3,063
The Company's stock-based compensation awards are in the form of restricted stock and performance share awards granted pursuant to the Company's 2012 Restricted Stock Plan for Non-Employee Directors and Amended and Restated 2014 Incentive Plan (the "Plans"). As of September 30, 2018, there was $15.6 million of unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the Plans, which is expected to be recognized over a weighted-average period of 2.0 years.
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
A summary of restricted stock activity (including shares of restricted stock issued pursuant to the settlement of performance share awards) under the Plans during the nine months ended September 30, 2018 and 2017 is as follows:

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Shares	Weighted-Average Grant Date Fair Value Per Share	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested restricted stock outstanding at beginning of period	309,195	$38.36	184,885	$54.63
Granted	148,841	30.20	222,390	32.87
Performance share awards settled through the issuance of restricted stock	177,395	29.94	—	—
Vested	(153,424)	40.81	(99,184)	55.75
Unvested restricted stock outstanding at end of period	482,007	$31.96	308,091	$38.56

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
In the event that the Company's financial performance meets the predetermined targets for the performance objectives of the one-year and three-year performance share awards, the Company will issue each award recipient the number of shares of restricted stock or common stock, as applicable, equal to the target award specified in the individual's underlying performance share award agreement. In the event the financial results of the Company exceed the predetermined targets, additional shares up to the maximum award may be issued. In the event the financial results of the Company fall below the predetermined targets, a reduced number of shares may be issued. If the financial results of the Company fall below the threshold performance levels, no shares will be issued. The total number of shares issued for the three-year performance share award may be increased, decreased, or unchanged based on the TSR modifier described above.
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
A summary of performance share award activity under the 2014 Incentive Plan during the nine months ended September 30, 2018 and 2017 is as follows, based on the target award amounts set forth in the performance share award agreements:

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Shares	Weighted-Average Grant Date Fair Value Per Share	Shares	Weighted-Average Grant Date Fair Value Per Share
Performance share awards outstanding at beginning of period	189,325	$29.94	77,594	$49.64
Granted	184,776	30.15	189,325	29.94
Forfeited or unearned	(11,930)	29.94	(77,594)	49.64
Performance share awards settled through the issuance of restricted stock	(177,395)	29.94	—	—
Performance share awards outstanding at end of period	184,776	$30.15	189,325	$29.94

9.     FINANCING RECEIVABLES
Short-Term Payment Plans
The Company provides fixed monthly payment arrangements ("short-term payment plans") over terms ranging from three to twelve months for meaningful use stage three and other add-on software installations. As a practical expedient, we do not adjust the amount of consideration recognized as revenue for the financing component as unearned income when we expect payment within one year or less. These receivables, included in the current portion of financing receivables, were comprised of the following at September 30, 2018 and December 31, 2017:

(In thousands)	September 30, 2018	December 31, 2017
Short-term payment plans, gross	$7,463	$9,081
Less: allowance for losses	(373)	(638)
Short-term payment plans, net	$7,090	$8,443
Long-Term Financing Arrangements
Additionally, the Company provides financing for purchases of its information and patient care systems to certain healthcare providers under long-term financing arrangements expiring in various years through 2025. Under long-term financing arrangements, the transaction price is adjusted by a discount rate that reflects market conditions that would be used for a separate financing transaction between the Company and licensee at contract inception, and takes into account the credit characteristics of the licensee and market interest rates as of the date of the agreement. As such, the amount of fixed fee revenue recognized at the beginning of the license term will be reduced by the calculated financing component. As payments are received from the licensee, the Company recognizes a portion of the financing component as interest income, reported as other income in the condensed consolidated statements of income. These receivables typically have terms from two to seven years.
The components of these receivables were as follows at September 30, 2018 and December 31, 2017:

(In thousands)	September 30, 2018	December 31, 2017
Long-term financing arrangements, gross	$27,948	$22,968
Less: allowance for losses	(1,248)	(2,606)
Less: unearned income	(2,997)	(2,265)
Long-term financing arrangements, net	$23,703	$18,097
Future minimum payments to be received subsequent to September 30, 2018 are as follows:

(In thousands)
Years Ended December 31,
2018	$2,787
2019	8,719
2020	6,127
2021	4,887
2022	3,437
Thereafter	1,991
Total minimum payments to be received	27,948
Less: allowance for losses	(1,248)
Less: unearned income	(2,997)
Receivables, net	$23,703

Credit Quality of Financing Receivables and Allowance for Credit Losses
The following table is a roll-forward of the allowance for financing credit losses for the nine months ended September 30, 2018 and year ended December 31, 2017:

(In thousands)	Balance at Beginning of Period	Provision	Charge-offs	Recoveries	Balance at End of Period
September 30, 2018	$3,244	$1,723	$(3,346)	$—	$1,621
December 31, 2017	$2,198	$1,823	$(777)	$—	$3,244
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
Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. To facilitate customer collection and credit monitoring efforts, financing receivable amounts are invoiced and reclassified to trade accounts receivable when they become due, with all invoiced amounts placed on nonaccrual status. As a result, all past due amounts related to the Company’s financing receivables are included in trade accounts receivable in the accompanying condensed consolidated balance sheets. The following is an analysis of the age of financing receivables amounts (excluding short-term payment plans) that have been reclassified to trade accounts receivable and were past due as of September 30, 2018 and December 31, 2017:

(In thousands)	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due
September 30, 2018	$1,272	$268	$414	$1,954
December 31, 2017	$980	$171	$—	$1,151
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

(In thousands)	September 30, 2018	December 31, 2017
Stratification of uninvoiced client financing receivables based on aging of related trade accounts receivable:
1 to 90 Days Past Due	$17,029	$11,300
91 to 180 Days Past Due	1,575	3,727
181 + Days Past Due	614	967
Total uninvoiced client financing receivables balances of clients with a trade accounts receivable	$19,218	$15,994
Total uninvoiced client financing receivables of clients with no related trade accounts receivable	5,733	4,709
Total financing receivables with contractual maturities of one year or less	7,463	9,081
Less: allowance for losses	(1,621)	(3,244)
Total financing receivables	$30,793	$26,540

10.  INTANGIBLE ASSETS AND GOODWILL
Our purchased definite-lived intangible assets as of September 30, 2018 and December 31, 2017 are summarized as follows:

(In thousands)	Customer Relationships	Trademark	Developed Technology	Total
Gross carrying amount as of December 31, 2017 and September 30, 2018	$82,300	$10,900	$24,100	$117,300
Accumulated amortization as of December 31, 2017	(12,937)	(1,682)	(5,968)	(20,587)
Net intangible assets as of December 31, 2017	69,363	9,218	18,132	96,713
Accumulated amortization for the nine months ended September 30, 2018	(4,904)	(728)	(2,263)	(7,895)
Net intangible assets as of September 30, 2018	$64,459	$8,490	$15,869	$88,818
Weighted average remaining years of useful life	10	13	6	9
The following table represents the remaining amortization of definite-lived intangible assets as of September 30, 2018:

(In thousands)
For the year ended December 31,
2018	$2,591
2019	10,072
2020	10,066
2021	10,066
2022	10,066
Thereafter	45,957
Total	$88,818

The following table sets forth the change in the carrying amount of goodwill by segment for the nine months ended September 30, 2018:

(In thousands)	Acute Care EHR	Post-acute Care EHR	TruBridge	Total
Balance as of December 31, 2017	$97,095	29,570	13,784	$140,449
Goodwill impairment	$—	—	—	—
Balance as of September 30, 2018	$97,095	$29,570	$13,784	$140,449
Goodwill is evaluated for impairment annually on October 1, or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist.
11.  LONG-TERM DEBT
Long-term debt was comprised of the following at September 30, 2018 and December 31, 2017:

(In thousands)	September 30, 2018	December 31, 2017
Term loan facility	$103,895	$115,538
Revolving credit facility	34,693	27,983
Capital lease obligation	330	565
Debt obligations	138,918	144,086
Less: unamortized debt issuance costs	(1,393)	(1,652)
Debt obligation, net	137,525	142,434
Less: current portion	(5,807)	(5,820)
Long-term debt	$131,718	$136,614
As of September 30, 2018, the carrying value of debt approximates the fair value due to the variable interest rate, which reflects the market rate.
Credit Agreement
In conjunction with our acquisition of HHI in January 2016, we entered into a syndicated credit agreement (the "Previous Credit Agreement") with Regions Bank ("Regions") serving as administrative agent, which provided for a $125 million term loan facility (the "Previous Term Loan Facility") and a $50 million revolving credit facility (the "Previous Revolving Credit Facility"). On October 13, 2017, we entered into a Second Amendment (the "Second Amendment") to refinance and decrease the aggregate principal amount of the credit facilities from $175 million to $162 million, which included a $117 million term loan facility (the "Amended Term Loan Facility") and a $45 million revolving credit facility (the "Amended Revolving Credit Facility" and, together with the Amended Term Loan Facility, the "Amended Credit Facilities"). On February 8, 2018, we entered into a Third Amendment (the "Third Amendment") to the credit agreement (as amended, the "Amended Credit Agreement") to increase the aggregate principal amount of the Amended Credit Facilities from $162 million to $167 million, which includes the $117 million Amended Term Loan Facility and a $50 million Amended Revolving Credit Facility.
Each of the Amended Credit Facilities continues to bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted LIBOR rate for the relevant interest period, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate plus one percent per annum, or (3) a combination of (1) and (2). The applicable margin range for LIBOR loans and the letter of credit fee ranges from 2.0% to 3.5%. The applicable margin range for base rate loans ranges from 1.0% to 2.5%, in each case based on the Company's consolidated leverage ratio.
Principal payments with respect to the Amended Term Loan Facility are due on the last day of each fiscal quarter beginning December 31, 2017, with quarterly principal payments of approximately $1.46 million through September 30, 2019, approximately $2.19 million through September 30, 2021 and approximately $2.93 million through September 30, 2022, with maturity on October 13, 2022 or such earlier date as the obligations under the Amended Credit Agreement become due and payable pursuant to the terms of the Amended Credit Agreement (the "Amended Maturity Date"). Any principal outstanding under the Amended Revolving Credit Facility is due and payable on the Amended Maturity Date.

Anticipated annual future maturities of the Amended Term Loan Facility, Amended Revolving Credit Facility, and capital lease obligation are as follows as of September 30, 2018:

(In thousands)
2018	$1,543
2019	6,831
2020	8,775
2021	9,506
2022	112,263
Thereafter	—
$138,918
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
The Amended Credit Agreement, as amended by the Third Amendment, provides incremental facility capacity of $50 million, subject to certain conditions. The Amended Credit Agreement includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. The Amended Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio of 1.25:1.00 throughout the duration of such agreement. Under the Amended Credit Agreement, the Company is required to comply with a maximum consolidated leverage ratio of 3.95:1.00 through December 31, 2017 and 3.50:1.00 from January 1, 2018 and thereafter. The Amended Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default. We believe that we were in compliance with the covenants contained in the Amended Credit Agreement as of September 30, 2018.
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
The following table summarizes the carrying amounts and fair value of the contingent consideration at September 30, 2018:

		Fair Value at September 30, 2018 Using
	Carrying Amount at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	9/30/18	(Level 1)	(Level 2)	(Level 3)
Description
Contingent consideration	$615	$—	$—	$615
Total	$615	$—	$—	$615
The following table summarizes the carrying amounts and fair value of the contingent consideration at December 31, 2017:

		Fair Value at December 31, 2017 Using
	Carrying Amount at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	12/31/2017	(Level 1)	(Level 2)	(Level 3)
Description
Contingent consideration	$586	$—	$—	$586
Total	$586	$—	$—	$586
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
The following table presents a summary of the revenues and gross profits of our three operating segments for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Revenues:
Acute Care EHR
Recurring revenue	$27,393	$27,896	$83,633	$84,435
Non-recurring revenue	11,514	10,865	32,664	30,850
Total Acute Care EHR revenue	38,907	38,761	116,297	115,285
Post-acute Care EHR
Recurring revenue	4,515	5,059	14,002	15,244
Non-recurring revenue	1,003	546	2,624	2,734
Total Post-acute Care EHR revenue	5,518	5,605	16,626	17,978
TruBridge	24,872	22,747	75,162	65,601
Total revenues	$69,297	$67,113	$208,085	$198,864

Cost of sales:
Acute Care EHR	$18,086	$18,163	$52,812	$53,667
Post-acute Care EHR	1,497	1,764	4,716	5,800
TruBridge	13,590	12,806	40,501	36,326
Total cost of sales	$33,173	$32,733	$98,029	$95,793

Gross profit:
Acute Care EHR	$20,821	$20,598	$63,485	$61,618
Post-acute Care EHR	4,021	3,841	11,910	12,178
TruBridge	11,282	9,941	34,661	29,275
Total gross profit	$36,124	$34,380	$110,056	$103,071

Corporate operating expenses	$(30,763)	$(28,758)	$(94,820)	$(89,768)
Other income	201	102	593	242
Interest expense	(1,829)	(2,062)	(5,615)	(5,807)
Income before taxes	$3,733	$3,662	$10,214	$7,738

15.     SUBSEQUENT EVENTS
On November 1, 2018, the Company announced a dividend for the fourth quarter of 2018 in the amount of $0.10 per share, payable on November 30, 2018, to stockholders of record as of the close of business on November 15, 2018.

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

Background
CPSI is a leading provider of healthcare solutions and services for community hospitals and other healthcare systems and post-acute care facilities. Founded in 1979, CPSI offers our products and services through three companies - Evident, LLC ("Evident"), TruBridge, LLC ("TruBridge"), and American HealthTech, Inc. ("AHT"). These combined companies are focused on helping improve the health of the communities we serve, connecting communities for a better patient care experience, and improving the financial operations of our clients. The individual contributions of each of these companies towards this combined focus are as follows:
• Evident provides comprehensive acute care electronic health record ("EHR") solutions, Thrive and Centriq, and related services for community hospitals and their physician clinics.
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

Acute Care EHR

Our Acute Care EHR segment consists of acute care software solutions and support sales generated by Evident.

Post-acute Care EHR

Our Post-acute Care EHR segment consists of post-acute care software solutions and support sales generated by AHT.

TruBridge

Our TruBridge segment primarily consists of business management, consulting and managed IT services sales generated by TruBridge and the sale of the TruBridge revenue cycle management workflow and automation software.
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
We also look to increase margins through cost containment measures where appropriate as we continue to leverage opportunities for greater operating efficiencies of the combined entity. For example, during the first quarter of 2018, we further integrated our acute care product lines into a combined client support group. Using best practices of the combined companies' implementation processes, we have decreased travel costs for our acute-care installations by approximately 25%. During the fourth quarter of 2017, TruBridge eliminated approximately $0.6 million per quarter of cloud hosting service costs for the HHI customer base by utilizing in-house resources. Also, during the first quarter of 2017 and the third quarter of 2018, we instituted a limited-time, voluntary severance program offering those employees meeting certain predetermined criteria severance packages involving continuing periodic cash payments and healthcare benefits for varying periods, depending upon the individual's years of service with the Company.
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
In recent years, there have been significant changes to provider reimbursement by the U.S. federal government, followed by commercial payers and state governments. There is increasing pressure on healthcare organizations to reduce costs and increase quality while replacing fee-for-service in part by enrolling in an advanced payment model. This pressure could further encourage adoption of healthcare IT and increase demand for business management, consulting, and managed IT services, as the future success of these healthcare providers is greatly dependent upon their ability to engage patient populations and to coordinate patient care across a multitude of settings, while optimizing operating efficiency along the way.
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
During 2017, total financing receivables increased by $15.5 million, which had a significant impact on operating cash flow. The increase in financing arrangements was primarily due to two reasons. First, meaningful use stage three ("MU3") installations are primarily financed through short-term payment plans. Second, competitor financing options, primarily through accounts receivables management collections and cloud EHR arrangements, have applied pressure to reduce initial customer capital investment requirements for new EHR installations, leading to the offering of long-term lease options. For the nine months ended September 30, 2018, financing receivables have increased by $4.3 million primarily for the aforementioned reasons, which have been partially offset by cash receipts related to MU3 installations completed during 2017.
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
Similarly, compliance with the meaningful use rules has accelerated the purchases of incremental applications by our existing clients. Consequently, our penetration rates within our existing customer base for our current menu of applications have increased significantly under the ARRA, thereby significantly narrowing the market for add-on sales to existing clients. As a result of the announcement from CMS on August 2, 2018 of a final rule changing the attestation period for 2019 and 2020 to any continuous 90-day period instead of the previously-required full year attestation period, hospitals now have until October 1, 2019 to install compliant technology in order to meet the requirements of the program during 2019, compared to a deadline of January 1, 2019 under the previous rule. While we believe that the stage three requirements of the meaningful use program (re-named "Promoting Interoperability" by such rule) provide a significant opportunity for add-on sales revenues through 2019, the delay by CMS is expected to delay some of the contract revenues we previously anticipated and there is a risk of further delays or reductions in the regulatory requirements imposed on hospitals, which could have an adverse effect on our revenues.
We are pursuing other strategic initiatives designed to result in system sales revenue growth in the future in the form of selective expansion into English-speaking international markets, selective expansion within the 100 to 200 bed hospital market, and continued development of new software applications such as our Business Intelligence solution which provides community hospital leaders valuable insight into financial, operational, and clinical data. However, there can be no guarantee that such initiatives will prove successful or will benefit the Company in a sufficiently timely fashion to offset the short-term effects of the aforementioned narrowing markets.
Results of Operations
During the nine months ended September 30, 2018, we generated revenues of $208.1 million from the sale of our products and services, compared to $198.9 million during the nine months ended September 30, 2017, an increase of 5% that is primarily attributed to TruBridge client growth. We view sales of TruBridge solutions within our existing EHR client base as our leading performance indicator. Our net income for the nine months ended September 30, 2018 increased by $5.9 million to $10.0 million from the nine months ended September 30, 2017 as a result of revenue growth accompanied with improved gross margins of 53%, a 1% increase from the first nine months of 2017. Net cash provided by operating activities decreased by $3.5 million to $14.9 million provided from operations during the nine months ended September 30, 2018, primarily due to a reduction of short-term liabilities and other changes in working capital.

The following table sets forth certain items included in our results of operations for the three and nine months ended September 30, 2018 and 2017, expressed as a percentage of our total revenues for these periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
(In thousands)	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
System sales and support:
Acute Care EHR	$38,907	56.1	$38,761	57.8	$116,297	55.9	$115,285	58.0
Post-acute Care EHR	5,518	8.0	5,605	8.4	16,626	8.0	17,978	9.0
Total System sales and support	44,425	64.1	44,366	66.1	132,923	63.9	133,263	67.0
TruBridge	24,872	35.9	22,747	33.9	75,162	36.1	65,601	33.0
Total sales revenues	69,297	100.0	67,113	100.0	208,085	100.0	198,864	100.0
Costs of sales:
System sales and support:
Acute Care EHR	18,086	26.1	18,163	27.1	52,812	25.4	53,667	27.0
Post-acute Care EHR	1,497	2.2	1,764	2.6	4,716	2.3	5,800	2.9
Total System sales and support	19,583	28.3	19,927	29.7	57,528	27.6	59,467	29.9
TruBridge	13,590	19.6	12,806	19.1	40,501	19.5	36,326	18.3
Total costs of sales	33,173	47.9	32,733	48.8	98,029	47.1	95,793	48.2
Gross profit	36,124	52.1	34,380	51.2	110,056	52.9	103,071	51.8
Operating expenses:
Product development	9,305	13.4	8,250	12.3	27,375	13.2	24,742	12.4
Sales and marketing	7,546	10.9	8,528	12.7	22,778	10.9	23,262	11.7
General and administrative	11,220	16.2	9,379	14.0	36,772	17.7	33,960	17.1
Amortization of acquisition-related intangibles	2,692	3.9	2,601	3.9	7,895	3.8	7,804	3.9
Total operating expenses	30,763	44.4	28,758	42.9	94,820	45.6	89,768	45.1
Operating income	5,361	7.7	5,622	8.4	15,236	7.3	13,303	6.7
Other income (expense):
Other income	201	0.3	102	0.2	593	0.3	242	0.1
Interest expense	(1,829)	(2.6)	(2,062)	(3.1)	(5,615)	(2.7)	(5,807)	(2.9)
Total other income (expense)	(1,628)	(2.3)	(1,960)	(2.9)	(5,022)	(2.4)	(5,565)	(2.8)
Income before taxes	3,733	5.4	3,662	5.5	10,214	4.9	7,738	3.9
(Benefit) provision for income taxes	(2,016)	(2.9)	1,374	2.0	170	0.1	3,617	1.8
Net income	$5,749	8.3	$2,288	3.4	$10,044	4.8	$4,121	2.1
Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017
Revenues. Total revenues for the three months ended September 30, 2018 increased 3%, or $2.2 million, compared to the three months ended September 30, 2017.

System sales and support revenues increased slightly compared to the third quarter 2017. System sales and support revenues were comprised of the following:

	Three Months Ended September 30,
(In thousands)	2018	2017
Recurring system sales and support revenues (1)
Acute Care EHR	$27,393	$27,896
Post-acute Care EHR	4,515	5,059
Total recurring system sales and support revenues	31,908	32,955
Non-recurring system sales and support revenues (2)
Acute Care EHR	11,514	10,865
Post-acute Care EHR	1,003	546
Total non-recurring system sales and support revenues	12,517	11,411
Total system sales and support revenue	$44,425	$44,366

(1) Mostly comprised of support and maintenance, third-party subscriptions, and SaaS revenues.

(2) Mostly comprised of installation revenues from the sale of our acute care and post-acute care EHR solutions and related applications under a perpetual (non-subscription) licensing model.
Non-recurring system sales and support revenues increased $1.1 million, or 10%, as MU3 installations increased by $1.4 million from $1.7 million in the third quarter 2017 to $3.1 million in the third quarter 2018. These increases were partially offset by relative weakness in non-MU3 related add-on sales and decreased new system implementation volumes, resulting in a net increase in Acute Care EHR non-recurring revenues of $0.6 million, or 6%. We installed our Acute Care EHR solutions at six new hospital clients during the third quarter 2018 (none under a SaaS arrangement, resulting in revenue being recognized ratably over the contractual term) compared to nine new hospital clients during the third quarter 2017 (one under a SaaS arrangement) resulting in a $0.6 million decrease in new system implementation revenues. The relative weakness in non-MU3 related add-on sales is the result of the Company's and clients' emphasis on MU3 certification prior to the October 1, 2019 deadline. Non-recurring Post-acute Care EHR revenues increased by $0.5 million, or 84%, in the third quarter 2018 as a result of increasing new installation bookings due to our aggressive efforts to make technological improvements to the AHT product line.
Recurring system sales and support revenues decreased by $1.0 million, or 3%, compared to the third quarter 2017. Acute Care EHR recurring revenues decreased $0.5 million, or 2%, as attrition primarily from the Centriq customer base outweighed new Thrive customer growth and additional support fees for MU3-related add-on sales. Post-acute Care EHR recurring revenues decreased by $0.5 million, or 11%, due to attrition attributed to an aggressive competitive environment as we make technological improvements to the AHT product line.
TruBridge revenues increased 9%, or $2.1 million, compared to the third quarter 2017. Our hospital clients operate in an environment typified by rising costs and increased complexity and are increasingly seeking to alleviate themselves of the ever-increasing administrative burden of operating their own business office functions. Most notably, an expanded customer base for our accounts receivable management services resulted in an increase of $2.1 million, or 32%, and for our medical coding services resulted in an increase of $0.4 million, or 25%, compared to the third quarter 2017. These increases were partially offset by a $0.4 million, or 43%, decrease in consulting services as consulting opportunities related to Thrive software add-on sales have decreased and medical coding initiatives have been completed.
Costs of Sales. Total costs of sales increased by 1%, or $0.4 million, compared to the third quarter 2017. As a percentage of total revenues, costs of sales decreased to 48% in the third quarter 2018, compared to 49% in the third quarter 2017.
Costs of Acute Care EHR system sales and support decreased slightly by $0.1 million compared to the third quarter 2017 primarily due to a $0.7 million, or 35%, decrease in travel costs due to improved implementation techniques. This decrease was partially offset by a $0.3 million, or 3%, increase in payroll and a $0.3 million, or 9%, increase in third-party software costs primarily due to fees implemented for use of CPT codes by the American Medical Association ("AMA") during 2018 that are passed to the customer. The dual effect of increased revenues and the decreased costs noted above resulted in the gross margin on Acute Care EHR system sales and support increasing to 54% in the third quarter 2018, compared to 53% in the third quarter 2017.

Costs of Post-acute Care EHR system sales and support decreased by $0.3 million, or 15%, compared to the third quarter 2017, primarily due to reduced payroll costs of $0.2 million, or 20%, as the realization of HHI integration synergies over the trailing twelve months has resulted in reduced headcount. Hardware costs also decreased by $0.1 million, which is consistent with decreased hardware revenue. The gross margin on Post-acute Care EHR system sales and support increased to 73% in the third quarter 2018, compared to 69% in the third quarter 2017.
Our costs associated with TruBridge sales and support increased 6%, or $0.8 million, with the largest contributing factor being an increase in payroll and related costs of 17%, or $1.4 million, as a result of adding more employees during the trailing twelve months in order to support and develop our growing customer base. Increased payroll was partially offset by an approximate $0.6 million decrease in cloud hosting costs as a result of vendor consolidation during the fourth quarter 2017 for cloud services provided to the HHI customer base. The gross margin on these services was 45% in the third quarter 2018 compared to 44% in the third quarter 2017.
Product Development. Product development expenses consist primarily of compensation and other employee-related costs (including stock-based compensation) and infrastructure costs incurred, but not capitalized, for new product development and product enhancements. Product development costs increased 13%, or $1.1 million, compared to the third quarter 2017, as a result of increased headcount dedicated to functionality additions and enhancements across the product lines, as well as integration across product lines.
Sales and Marketing. Sales and marketing expenses decreased 12%, or $1.0 million, compared to the third quarter 2017, primarily due to decreased payroll costs of 8%, or $0.3 million, and decreased commission costs of $0.8 million, or 26%. The decreased commission costs were primarily the result of the aforementioned decrease in new EHR installations and TruBridge bookings realized during the third quarter 2018 compared to the third quarter 2017.
General and Administrative. General and administrative expenses increased 20%, or $1.8 million, compared to the third quarter 2017, primarily due to an increase in severance costs of $0.7 million as a result of a voluntary early retirement program effective during the third quarter 2018 for select employees. In addition, there was an increase of $0.4 million in bad debt expense, which was negatively impacted by a few of our hospital clients that have not been or may not be able to fulfill their financial obligations. There was also an increase of $0.4 million in stock compensation expense and a $0.2 million increase in costs related to our 401(k) match during the third quarter 2018 compared to the third quarter 2017.
Amortization of Acquisition-Related Intangibles. Amortization expense associated with acquisition-related intangible assets increased $0.1 million compared to the third quarter 2017 due to the retirement of Rycan related trademarks. All software and services previously provided under the Rycan name now are marketed under TruBridge trademarks.
 Total Operating Expenses. As a percentage of total revenues, total operating expenses increased to 44% in the third quarter 2018, compared to 43% in the third quarter 2017.
Total Other Income (Expense). Total other income (expense) decreased from expense of $2.0 million during the third quarter 2017 to expense of $1.6 million during the third quarter 2018, as our improved leverage has resulted in more favorable interest rates on our long term debt, coupled with an increase in interest income due to the expansion of long-term payment plans offered to our clients.
Income Before Taxes. As a result of the foregoing factors, income before taxes increased by 2%, or $0.1 million, compared to the third quarter 2017.
Provision for Income Taxes. Our effective tax rate for the three months ended September 30, 2018 was a tax benefit of 54% compared to a tax expense of 38% for the three months ended September 30, 2017. This significant decrease in our effective tax rate was mostly attributable to refined estimates regarding our 2017 and 2018 federal research and development (R&D) tax credit, with such estimates increasing significantly as a result of our implementation of the Internal Revenue Service's "Guidance for Allowance of the Credit for Increasing Research Activities under IRC Section 41 for Taxpayers that Expense Research and Development Costs on their Financial Statements pursuant to ASC 730," commonly referred to as the "ASC 730 Safe Harbor Directive." This Directive provides guidance regarding the examination of certain R&D expenses under ASC 730, Research and Development, and indicates that the IRS will not challenge certain qualified research expenses (QREs) that are a taxpayer's adjusted ASC 730 financial statement R&D costs. With this guidance, taxpayers now have the option to reconcile ASC 730 with the QREs claimed on their tax return by adjusting ASC 730 financial statement R&D costs to arrive at the amount the IRS considers as qualifying for the safe harbor. The implementation of this guidance, including corresponding 2017 provision-to-return and 2018 year-to-date adjustments, resulted in an incremental 71% reduction in our effective tax rate for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The decrease in our effective tax rate from the ASC 730 Safe Harbor Directive was in addition to the beneficial rate impact of the Tax Cuts and Jobs Act, which reduced our corporate federal rate from 35% to 21% effective at the beginning of 2018.
Net Income. Net income for the three months ended September 30, 2018 increased by $3.5 million to $5.7 million, or $0.41 per basic and diluted share, compared with net income of $2.3 million, or $0.17 per basic and diluted share, for the three months ended September 30, 2017. Net income represented 8% of revenue for the three months ended September 30, 2018, compared to 3% of revenue for the three months ended September 30, 2017.
Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017
Revenues. Total revenues for the nine months ended September 30, 2018 increased 5%, or $9.2 million, compared to the nine months ended September 30, 2017.
System sales and support revenues decreased slightly by $0.3 million from the nine months ended September 30, 2017. System sales and support revenues were comprised of the following:

	Nine Months Ended September 30,
(In thousands)	2018	2017
Recurring system sales and support revenues (1)
Acute Care EHR	$83,633	$84,435
Post-acute Care EHR	14,002	15,244
Total recurring system sales and support revenues	97,635	99,679
Non-recurring system sales and support revenues (2)
Acute Care EHR	$32,664	$30,850
Post-acute Care EHR	2,624	2,734
Total non-recurring system sales and support revenues	35,288	33,584
Total system sales and support revenue	$132,923	$133,263

(1) Mostly comprised of support and maintenance, third-party subscriptions, and SaaS revenues.

(2) Mostly comprised of installation revenues from the sale of our acute care and post-acute care EHR solutions and related applications under a perpetual (non-subscription) licensing model.
Non-recurring system sales and support revenues increased $1.7 million, or 5%, primarily as year-to-date revenue contributions from MU3 implementations have outpaced the negative impact of new system implementation volatility and relative weakness in non-MU3 related add-on sales, resulting in an overall increase in Acute Care EHR non-recurring revenues of $1.8 million, or 6%. MU3 implementations contributed $11.1 million of Acute Care EHR non-recurring revenue during the first nine months of 2018, compared to only $1.9 million during the first nine months of 2017. These revenue contributions were partially offset by a $4.8 million decrease in new system implementation revenues, as we installed our Acute Care EHR solutions at fifteen new hospital clients during the nine months ended September 30, 2018 (two under a SaaS arrangement), compared to twenty-two new hospital clients during the nine months ended September 30, 2017 (three under a SaaS arrangement). The relative weakness in non-MU3 related add-on sales is the result of the Company's and clients' emphasis on MU3 certification prior to the October 1, 2019 deadline. Non-recurring Post-acute Care EHR revenues decreased slightly by $0.1 million, or 4%, as a result of late 2017 and early 2018 slow new installation bookings due to aggressive competition. Our efforts to make technological improvements to the AHT product line have resulted in increased bookings and installations during the second and third quarters 2018.
Recurring system sales and support revenues decreased $2.0 million, or 2%, during the nine months ended September 30, 2018. Acute Care EHR recurring revenues decreased by $0.8 million, or 1%, as a result of 2017 price freezes for the existing customer base to ease the impact of MU3 implementation, coupled with attrition primarily from the Centriq customer base, which has outweighed new customer growth. Post-acute Care EHR recurring revenues decreased by $1.2 million, or 8%, due to attrition attributed to the aforementioned aggressive competitive environment.

TruBridge revenues increased 15%, or $9.6 million, compared to the nine months ended September 30, 2017. Our hospital clients operate in an environment typified by rising costs and increased complexity and are increasingly seeking to alleviate themselves of the ever-increasing administrative burden of operating their own business office functions. Most notably, an expanded customer base for our accounts receivable management services resulted in an increase of $7.3 million, or 39%, and for our medical coding services resulted in an increase of $3.0 million, or 78%, compared to the nine months ended September 30, 2017. Our information technology management services also increased by $0.5 million, or 7%, primarily due to cloud computing services growth. These increases were partially offset by a $1.2 million, or 38%, decrease in consulting services as consulting opportunities related to Thrive software add-on sales have decreased and medical coding initiatives have been completed.
Costs of Sales. Total costs of sales increased by 2%, or $2.2 million, compared to the nine months ended September 30, 2017. As a percentage of total revenues, costs of sales decreased to 47% in the nine months ended September 30, 2018, compared to 48% in the nine months ended September 30, 2017.
Costs of Acute Care EHR system sales and support decreased by $0.9 million, or 2%, compared to the nine months ended September 30, 2017, primarily due to a $0.9 million, or 21%, decrease in equipment costs (which are minimal for MU3 implementations), and decreased travel costs of $1.6 million, or 32%, due to improved implementation techniques, partially offset by a $1.5 million, or 19%, increase in third-party software costs, primarily due to fees for use of CPT codes implemented by the AMA during 2018 that are passed to the customer. The dual effect of increased revenues and these beneficial cost improvements resulted in the gross margin on Acute Care EHR system sales and support increasing to 55% in the nine months ended September 30, 2018 compared to 53% in the nine months ended September 30, 2017.
Costs of Post-acute Care EHR system sales and support decreased by $1.1 million, or 19%, compared to the nine months ended September 30, 2017 primarily due to reduced payroll costs of $0.6 million, or 18%, as the realization of HHI integration synergies over the trailing twelve months has resulted in reduced headcount. Third-party software costs, hardware costs, and travel costs decreased by a total of $0.5 million due to the decreased installation volume mentioned above. The gross margin on Post-acute Care EHR system sales and support increased to 72% for the nine months ended September 30, 2018, compared to 68% for the nine months ended September 30, 2017.
Our costs associated with TruBridge sales and support increased 11%, or $4.2 million, with the largest contributing factor being an increase in payroll and related costs of 25%, or $5.7 million, as a result of adding more employees during the trailing twelve months in order to support and develop our growing customer base. Increased payroll was partially offset by an approximate $1.6 million decrease in cloud hosting costs primarily as a result of vendor consolidation during the fourth quarter of 2017 for cloud services provided to the HHI customer base. The gross margin on these services increased to 46% in the nine months ended September 30, 2018 compared to 45% in the nine months ended September 30, 2017.
Product Development. Product development expenses consist primarily of compensation and other employee-related costs (including stock-based compensation) and infrastructure costs incurred, but not capitalized, for new product development and product enhancements. Product development costs increased 11%, or $2.6 million, compared to the nine months ended September 30, 2017, as a result of increased headcount dedicated to functionality additions and enhancements across the product lines, as well as integration across product lines.
Sales and Marketing. Sales and marketing expenses decreased 2%, or $0.5 million, compared to the nine months ended September 30, 2017, primarily due to a 5%, or $0.4 million, reduction in payroll costs attributed to lower headcount.
General and Administrative. General and administrative expenses increased 8%, or $2.8 million, compared to the nine months ended September 30, 2017, primarily due to a $1.6 million increase in bad debt expense, a $1.1 million increase in stock compensation, and a $1.2 million increase in employee health costs during the nine months ended September 30, 2018. Bad debt was negatively impacted by a few of our hospital clients that have not been or may not be able to fulfill their financial obligations, while increased prescription drug utilization drove employee health costs higher. These notable increases were partially offset by a $1.1 million decrease in voluntary severance program expense compared to the nine months ended September 30, 2017.
Amortization of Acquisition-Related Intangibles. Amortization expense associated with acquisition-related intangible assets increased $0.1 million compared to the nine months ended 2017 due to the retirement of Rycan related trademarks. All software and services previously provided under the Rycan name now are marketed under TruBridge trademarks.
Total Operating Expenses. As a percentage of total revenues, total operating expenses increased to 46% in the nine months ended 2018, compared to 45% in the nine months ended 2017.

Total Other Income (Expense). Total other income (expense) decreased from expense of $5.6 million during the nine months ended September 30, 2017 to expense of $5.0 million during the nine months ended September 30, 2018, as our improved leverage ratio has resulted in more favorable interest rates on our long-term debt, coupled with an increase in interest income due to the expansion of long-term payment plans offered to our clients.
Income Before Taxes. As a result of the foregoing factors, income before taxes increased by 32%, or $2.5 million, compared to the nine months ended September 30, 2017.
Provision for Income Taxes. Our effective tax rate for the nine months ended September 30, 2018 decreased to 2% from 47% for the nine months ended September 30, 2017, partially due to the reduction in our corporate federal tax rate from 35% to 21% effective at the beginning of 2018. Additionally, the effective tax rate for the nine months ended September 30, 2017 experienced a shortfall tax expense related to stock-based compensation of $1.1 million that increased the effective rate by 14%, whereas such shortfall during the nine months ended September 30, 2018 has decreased to $0.4 million, resulting in an increase in the effective rate of only 4%. Lastly, our implementation of the aforementioned ASC 730 Safe Harbor Directive has significantly increased our estimated R&D tax credits for the 2017 and 2018 tax years, resulting in a further 25% decrease in our effective rate.
Net Income. Net income for the nine months ended September 30, 2018 increased by $5.9 million to a net income of $10.0 million, or $0.72 per basic and diluted share, compared with net income of $4.1 million, or $0.30 per basic and diluted share, for the nine months ended September 30, 2017. Net income represented 5% of revenue for the nine months ended September 30, 2018, compared to 2% of revenue for the nine months ended September 30, 2017.
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2018, our principal sources of liquidity consisted of cash and cash equivalents of $5.2 million and our remaining borrowing capacity under the Amended Revolving Credit Facility of $15.3 million, compared to $0.5 million of cash and cash equivalents and $17.0 million of remaining borrowing capacity under the Amended Revolving Credit Facility as of December 31, 2017. In conjunction with our acquisition of HHI in January 2016, we entered into the Previous Credit Agreement which provided for the $125 million Previous Term Loan Facility and the $50 million Previous Revolving Credit Facility. On October 13, 2017, the Company entered into the Second Amendment to refinance and decrease the aggregate principal amount of the credit facilities from $175 million to $162 million, which included the $117 million Amended Term Loan Facility and the $45 million Amended Revolving Credit Facility. On February 8, 2018, the Company entered into the Third Amendment to increase the aggregate principal amount of the Amended Credit Facilities from $162 million to $167 million, which includes the $117 million Amended Term Loan Facility and a $50 million Amended Revolving Credit Facility.
As of September 30, 2018, we had $138.6 million in principal amount of indebtedness outstanding under the Amended Credit Facilities. We believe that our cash and cash equivalents of $5.2 million as of September 30, 2018, the future operating cash flows of the combined entity, and our remaining borrowing capacity under the Amended Revolving Credit Facility of $15.3 million as of September 30, 2018, taken together, provide adequate resources to fund ongoing cash requirements for the next twelve months. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of filing of this Form 10-Q. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.
Operating Cash Flow Activities
Net cash provided by operating activities decreased $3.4 million, from $18.3 million provided by operations for the nine months ended September 30, 2017 to $14.9 million provided by operations for the nine months ended September 30, 2018. The decrease in cash flows provided from operations is primarily due to a $5.4 million contraction in payables and other liabilities during the nine months ended September 30, 2018 as a result of the timing of vendor and payroll payments compared to a $4.7 million expansion during the nine months ended September 30, 2017. The $5.9 million increase in net income was mostly offset by a combined accounts and financing receivables expansion of $10.1 million during the nine months ended September 30, 2018. The increase in financing arrangements is primarily due to two reasons. First, meaningful use stage three installations are primarily financed through short-term payment plans. Second, competitor financing options, primarily accounts receivables management collections and cloud EHR arrangements, have applied pressure to reduce initial customer capital investment requirements for new EHR installations, leading to the offering of long-term lease options.

Investing Cash Flow Activities
Net cash used in investing activities increased slightly with $0.8 million used in the nine months ended September 30, 2018 compared to $0.5 million used during the nine months ended September 30, 2017. We do not anticipate the need for significant capital expenditures during the remainder of 2018.
Financing Cash Flow Activities
During the nine months ended September 30, 2018, our financing activities used net cash of $9.4 million, as we paid a net $5.2 million in long-term debt principal and declared and paid dividends in the amount of $4.2 million. During the nine months ended September 30, 2018, we made a $7.3 million prepayment on the Amended Term Loan Facility by drawing down on the Amended Revolving Credit Facility, in accordance with the excess cash flow mandatory prepayment requirements of the Amended Credit Agreement. Financing cash flow activities used $19.1 million during the nine months ended September 30, 2017, primarily due to $8.9 million net paid in long-term debt principal and $10.3 million cash paid in dividends. The decrease in dividends paid is a result of moving to a fixed dividend policy during the fourth quarter of 2017.
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
Credit Agreement
As of September 30, 2018, we had $103.9 million in principal amount outstanding under the Amended Term Loan Facility and $34.7 million in principal amount outstanding under the Amended Revolving Credit Facility. Each of the Amended Credit Facilities continues to bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted LIBOR rate for the relevant interest period, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate plus one percent per annum, or (3) a combination of (1) and (2). The applicable margin range for LIBOR loans and the letter of credit fee ranges from 2.0% to 3.5%. The applicable margin range for base rate loans ranges from 1.0% to 2.5%, in each case based on the Company's consolidated leverage ratio.
Principal payments with respect to the Amended Term Loan Facility are due on the last day of each fiscal quarter beginning December 31, 2017, with quarterly principal payments of approximately $1.46 million through September 30, 2019, approximately $2.19 million through September 30, 2021 and approximately $2.93 million through September 30. 2022, with maturity on October 13, 2022 or such earlier date as the obligations under the Amended Credit Agreement become due and payable pursuant to the terms of the Amended Credit Agreement (the "Amended Maturity Date"). Any principal outstanding under the Amended Revolving Credit Facility is due and payable on the Amended Maturity Date.
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
The Amended Credit Agreement, as amended by the Third Amendment, provides incremental facility capacity of $50 million, subject to certain conditions. The Amended Credit Agreement includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. The Amended Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio of 1.25:1.00 throughout the duration of such agreement. Under the Amended Credit Agreement, the Company is required to comply with a maximum consolidated leverage ratio of 3.95:1.00 through December 31, 2017 and 3.50:1.00 from January 1, 2018 and thereafter. The Amended Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default. We believe that we were in compliance with the covenants contained in the Amended Credit Agreement as of September 30, 2018.
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
Backlog
Backlog consists of revenues we reasonably expect to recognize over the next twelve months under all existing contracts, including those with remaining performance obligations that have original expected durations of one year or less and those with fees that are variable in which we estimate future revenues. The revenues to be recognized may relate to a combination of one-time fees for system sales and recurring fees for support and maintenance and TruBridge services. As of September 30, 2018, we had a twelve-month backlog of approximately $35 million in connection with non-recurring system purchases and approximately $225 million in connection with recurring payments under support and maintenance, Cloud EHR contracts, and TruBridge services. As of September 30, 2017, we had a twelve-month backlog of approximately $41 million in connection with non-recurring system purchases and approximately $220 million in connection with recurring payments under support and maintenance and TruBridge services.
Bookings
Bookings is a key operational metric used by management to assess the relative success of our sales generation efforts, and were as follows for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
System sales and support (1)
Acute Care EHR	$10,699	$20,413	$44,276	$59,327
Post-acute Care EHR	844	833	2,625	3,871
Total system sales and support	11,543	21,246	46,901	63,198

TruBridge (2)	7,302	10,632	17,492	25,925

Total bookings	$18,845	$31,878	$64,393	$89,123

(1) Generally calculated as the total contract price (for system sales) and annualized contract value (for support).
(2) Generally calculated as the total contract price (for non-recurring, project-related amounts) and annualized contract value (for recurring amounts).
Acute Care EHR bookings in the third quarter 2018 decreased $9.7 million, or 48%, compared to the third quarter 2017, and in the nine months ended September 30, 2018 decreased $15.1 million, or 25%, compared to the nine months ended September 30, 2017, mostly due to the demand dynamics related to the Company's MU3 software applications. Bookings during the three and nine months ended September 30, 2017 were heavily influenced by the then-deadline of January 1, 2018 for hospital compliance with the stage three rules. Since that time, CMS had adopted rules in August 2018 that effectively delay the deadline for compliance to October 1, 2019. While we do not believe these events significantly alter the total opportunity presented by MU3, it has impacted our periodic bookings results by naturally extending the sales cycle.
Post-acute Care EHR bookings in the third quarter 2018 were relatively flat, compared to the third quarter 2017, and decreased $1.2 million, or 32%, compared to the nine months ended September 30, 2017. New business opportunities for this segment, which consist solely of the operations of AHT, have suffered as a result of increased competition and underinvestment in AHT's product offerings (particularly prior to our acquisition of AHT as part of the January 2016 acquisition of HHI), making functionality and usability comparisons less favorable for AHT. Although management has formulated a strategy and enacted steps to improve the related product functionality and usability and is confident that such measures will translate into improved future bookings performance (and, eventually, revenue growth), there can be no guarantee that this strategy will be successful. During the fourth quarter of 2017, the anticipated attrition of significant customer accounts and a product development acceleration investment plan in our Post-acute Care EHR software led management to record a goodwill impairment of $28.0 million against our Post-acute Care EHR reporting unit as of December 31, 2017.
We continue to execute on our TruBridge strategy by moving up-market into larger healthcare facilities while expanding the scope of our relationships with new and existing clients by increasing revenue-generating touchpoints within those facilities. Our initial success in that endeavor has resulted in bookings volatility as our periodic bookings are heavily influenced by low-volume, high-value deals. Such large, enterprise client wins resulted in TruBridge bookings for the first three quarters of 2017 that were some of the highest in TruBridge history at that time, with bookings for the remainder of 2017 being heavily influenced by large, enterprise client wins. Absent any such large, enterprise client wins during the first three quarters of 2018, TruBridge bookings experienced a normalization that resulted in a decrease from the first three quarters of 2017. We continue to see demand for TruBridge's products and services that alleviate administrative burden on our clients and allow them to take advantage of our specialized capabilities. Particularly strong demand exists for TruBridge's accounts receivable management and medical coding services.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements, as defined by Item 303(a)(4) of SEC Regulation S-K, as of September 30, 2018.
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
There have been no other significant changes to these critical accounting policies during the nine months ended September 30, 2018.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk relates primarily to the potential change in the British Bankers Association London Interbank Offered Rate ("LIBOR"). We had $138.6 million of outstanding borrowings under our Amended Credit Facilities with Regions Bank at September 30, 2018. The Amended Term Loan Facility and Amended Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin plus (1) the Adjusted LIBOR rate for the relevant interest period, (2) an alternate base rate determined by reference to the greatest of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate plus one percent per annum, or (3) a combination of (1) and (2). Accordingly, we are exposed to fluctuations in interest rates on borrowings under the Amended Credit Facilities. A one hundred basis point change in interest rate on our borrowings outstanding as of September 30, 2018 would result in a change in interest expense of approximately $1.4 million annually.
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
Changes in Internal Control over Financial Reporting
 There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to revenue recognition on our financial statements to facilitate adoption on January 1, 2018. There were no significant changes to our internal controls over financial reporting due to the adoption of the new standard.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3 to CPSI’s Current Report on Form 8-K dated October 28, 2013 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Form 10-Q for the period ended September 30, 2018

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER PROGRAMS AND SYSTEMS, INC.

November 6, 2018	By:	/s/ J. Boyd Douglas
J. Boyd Douglas
President and Chief Executive Officer

November 6, 2018	By:	/s/ Matt J. Chambless
Matt J. Chambless
Chief Financial Officer