Form 10-K
period 2018-12-31
COMPUTER PROGRAMS & SYSTEMS INC
filed 2019-03-18
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," accelerated filer,” "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant at June 30, 2018 was $330,156,830.
As of March 11, 2019, the registrant had outstanding 14,335,180 shares of its common stock.
DOCUMENTS INCORPORATED BY REFERENCE IN THIS FORM 10-K:
Portions of the definitive Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this report to the extent described herein.

*	Portions of the definitive Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this report to the extent described herein.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified generally by the use of forward-looking terminology and words such as "expects," "anticipates," "estimates," "believes," "predicts," "intends," "plans," "potential," "may," "continue," "should," "will" and words of comparable meaning. Without limiting the generality of the preceding statement, all statements in this Annual Report relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and future financial results are forward-looking statements. We caution investors that any such forward-looking statements are only predictions and are not guarantees of future performance. Certain risks, uncertainties and other factors may cause actual results to differ materially from those projected in the forward-looking statements. Such factors may include:
•overall business and economic conditions affecting the healthcare industry, including the effects of the federal healthcare reform legislation enacted in 2010, and implementing regulations, on the businesses of our hospital customers;
•government regulation of our products and services and the healthcare and health insurance industries, including changes in healthcare policy affecting Medicare and Medicaid reimbursement rates and qualifying technological standards;
•changes in customer purchasing priorities, capital expenditures and demand for information technology systems;
•saturation of our target market and hospital consolidations;
•general economic conditions, including changes in the financial and credit markets that may affect the availability and cost of credit to us or our customers;
•our substantial indebtedness, and our ability to incur additional indebtedness in the future;
•our potential inability to generate sufficient cash in order to meet our debt service obligations;
•restrictions on our current and future operations because of the terms of our senior secured credit facilities;
•market risks related to interest rate changes;
•competition with companies that have greater financial, technical and marketing resources than we have;
•failure to develop new technology and products in response to market demands;
•failure of our products to function properly resulting in claims for medical and other losses;
•breaches of security and viruses in our systems resulting in customer claims against us and harm to our reputation;
•failure to maintain customer satisfaction through new product releases free of undetected errors or problems;
•failure to convince customers to migrate to current or future releases of our products;
•interruptions in our power supply and/or telecommunications capabilities, including those caused by natural disaster;
•our ability to attract and retain qualified client service and support personnel;
•failure to properly manage growth in new markets we may enter;
•misappropriation of our intellectual property rights and potential intellectual property claims and litigation against us;
•changes in accounting principles generally accepted in the United States of America;
•significant charges to earnings if our goodwill or intangible assets become impaired; and
•fluctuations in quarterly financial performance due to, among other factors, timing of customer installations.
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

Overview
Computer Programs and Systems, Inc. ("we," "CPSI" or the "Company") is a leading provider of healthcare solutions and services for community hospitals, clinics and post-acute care facilities. Founded in 1979, CPSI offers our products and services through three companies - Evident, LLC ("Evident"), TruBridge, LLC ("TruBridge"), and American HealthTech, Inc. ("AHT"). These combined companies are focused on improving the health of the communities we serve, connecting communities for a better patient care experience, and improving the financial operations of our clients. The individual contributions of each of these companies towards this combined focus are as follows:
•Evident provides comprehensive acute care electronic health record ("EHR") solutions, Thrive and Centriq, and related services for community hospitals and their physician clinics.
•TruBridge focuses on providing business management, consulting, and managed information technologies ("IT") services along with its complete revenue cycle management ("RCM") solution for all care settings, regardless of their primary healthcare information solutions provider.
•AHT provides a comprehensive post-acute care EHR solution and related services for skilled nursing and assisted living facilities.
Our companies currently support approximately 1,000 acute care facilities and approximately 3,300 post-acute care facilities with a geographically diverse customer mix within the domestic community healthcare market. The Company has a limited presence in the international healthcare IT marketplace, with one client in the Caribbean nation of St. Maarten.
Our target market for our acute care solutions includes community hospitals with fewer than 200 acute care beds. Our primary focus within this defined target market is on hospitals with fewer than 100 beds, which comprise approximately 98% of our acute care hospital EHR customer base. Our target market for our TruBridge services includes community hospitals with fewer than 500 acute care beds. The target market for our post-acute care solutions consists of over 15,000 skilled nursing facilities that are either independently owned or part of a larger management group with multiple facilities. During 2018, we generated revenues of $280.4 million from the sale of our products and services.
Industry Dynamics
The healthcare industry is the largest industry in the United States economy, comprising approximately 17.9% of the U.S. gross domestic product in 2016 according to the Centers for Medicare and Medicaid Services ("CMS"). CMS estimates that by fiscal 2026, total U.S. healthcare spending will reach $5.7 trillion, or 19.7% of the estimated U.S. gross domestic product.
Hospital services represents one of the largest categories of total healthcare expenditures, comprising approximately 32% of total healthcare expenditures in 2016 according to the CMS. According to the American Hospital Association’s AHA Hospital Statistics, 2019 Edition, there are approximately 3,900 community hospitals in the United States that are in our target market of hospitals with fewer than 200 beds, with approximately 2,900 of those in our primary area of focus of fewer than 100 acute care beds. In addition, there is a market of small specialty hospitals that focus on discrete medical areas such as surgery, rehabilitation and long-term acute care.
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
Similarly, compliance with the meaningful use rules has accelerated the purchases of incremental applications by our existing clients. Consequently, our penetration rates within our existing customer base for our current menu of applications have increased significantly under the ARRA, thereby significantly narrowing the market for add-on sales to existing clients in future years. As a result of the announcement from CMS on August 2, 2018 of a final rule changing the attestation period for 2019 and 2020 to any continuous 90-day period instead of the previously-required full year attestation period, hospitals now have until October 1, 2019 to install compliant technology in order to meet the requirements of the program during 2019, compared to a deadline of January 1, 2019 under the previous rule. We believe that the stage three requirements of the meaningful use program (re-named "Promoting Interoperability" by such rule) provide a significant opportunity for add-on sales revenues through 2019.
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
Our Solutions
Evident and AHT provide tailored IT solutions that effectively address the specific needs of small and midsize hospitals, their physician clinics, as well as skilled nursing facilities of all sizes across the U.S. Their broad offerings of software products and services collect, process, retain, and report data in the primary functional areas of these healthcare providers, from patient care to clinical processing to administration and accounting. Due to their smaller operating budgets, community hospitals have limited financial and human resources to operate manual or inefficient information systems. However, these hospitals are expected to achieve the same quality of care and regulatory compliance as larger hospitals, placing them in a particularly difficult operating environment. These pressures on the operating environments of community hospitals were increased with the passage of the ARRA in 2009 which, in addition to providing incentives to healthcare providers to achieve meaningful use of EHR, has resulted in lowered Medicare payment levels for healthcare providers that have yet to achieve meaningful use of EHR.
We believe that our acute care IT solutions meet these challenges facing community hospitals by providing fully integrated, enterprise-wide and ARRA-certified medical information systems and services that are compliant with the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). Further, through our wholly-owned subsidiary, TruBridge, we offer business management, consulting and managed IT services, along with its full RCM solution, that allow our acute and post-acute care clients to outsource all or just a portion of their business office function. Consulting and other services help clients avoid some of the fixed costs of a business office and leverage our expertise and resources in helping them identify their IT objectives, define the best way to meet those requirements and manage the resulting projects and associated technologies. As a result, we are capable of providing a single-source solution to healthcare organizations, making us a partner in their initiatives to improve operations and medical care.
As a key component to providing complete solutions, we maintain strong partnerships with our clients through a variety of two-way communication channels, including our support teams, role-based user groups, client councils, client work groups, our annual National Client Conference and other organized events and venues that foster insightful and meaningful communication. By listening to our clients and staying abreast of market trends, we strive to provide the right healthcare solutions at the right time to help meet the specific business needs of acute and post-acute care organizations. Our business has continued to grow because we have successfully provided fully integrated, enterprise-wide information systems that allow community hospitals, their physician clinics and skilled nursing facilities to improve operating effectiveness, reduce costs and improve the quality of patient care.
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
In April 2015, we announced the formation of Evident, a wholly-owned subsidiary of CPSI. Evident provides EHR solutions previously sold under the CPSI name as well as an expanded range of offerings specifically targeting community healthcare organizations. Our objectives with the creation of Evident are to further differentiate our system and support offerings in our core target market, broaden the positioning of our EHR solution and offer a new range of solutions to address current and upcoming needs of community healthcare providers. With the formation of Evident came the introduction of our EHR solution under the name Thrive.

January 2016 marked an important milestone for CPSI, as we announced the completion of our acquisition of Healthland Holding Inc. ("HHI"), the first major acquisition in the Company's history. The acquisition of HHI and its wholly-owned subsidiaries:
•has strengthened our position in providing healthcare information systems to community healthcare organizations through the addition of Healthland Inc.'s flagship EHR solution, Centriq, now marketed under the Evident logo;
•introduced CPSI to the post-acute care market through the addition of AHT; and
•expanded the products and capabilities of TruBridge through the addition of the Rycan Technologies, Inc. suite of RCM products, now marketed under the TruBridge logo.
Strategy
Our objective is to increase the market share of our TruBridge services, aggressively pursue competitive and vulnerable EHR replacement opportunities, and differentiate our products and services on a client experience basis that enables us to sell a broader set of services into a loyal base of clients that are our advocates. The healthcare industry is in the midst of transitioning to value-based reimbursement, care coordination and interoperability. Our strategy is to position our services and solutions with community healthcare providers so that they are able to respond to these changes positively by enabling them to improve community health and connect providers and patients within the community and with other communities, while improving financial operations. We intend to leverage several strengths to accomplish this goal.
Market Share/Scale
Our acute care EHR solutions and services are used by approximately 1,000 facilities which represents approximately 19% of all inpatient acute care community hospitals nationally and approximately 26% of the market of community hospitals with fewer than 200 beds. Our post-acute care EHR solutions and services are used by approximately 3,300 skilled nursing facilities, which represents an approximately 22% market share. We believe the size of our client base and scale of our development and client support resources is a positive factor for community healthcare providers looking for a long term partner with a proven track record in meeting the unique needs of community healthcare.
EHR Solutions Across the Care Continuum
Our EHR solutions address the entire continuum of care, with systems that address the three primary care settings: ambulatory care, inpatient acute care and post-acute care. This enables providers to coordinate patient care across the major settings where care is delivered. New payment models in both the government and private payer sectors are focused on payment for delivering quality outcomes and keeping patients well while still delivering financial efficiencies. These financial efficiencies are realized through the elimination of duplicate tests performed in different care settings, as well as providing timely access to clinical information from other care settings, when making diagnostic decisions. Having integrated solutions across the care continuum facilitates this process for providers and healthcare organizations.
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
Our operational expertise and technology tools provide proven results in improving claim acceptance rates, accelerating payments from third party payers and increasing private pay collections. We also differentiate our services by working to maintain employment in the community by hiring local employees to continue their role under our services program.
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
In an effort to expand revenue streams outside our traditional models, we have partnered with Caravan Health to form the CPSI ACOs powered by Caravan Health. Accountable Care Organizations ("ACOs") are groups of healthcare providers who come together voluntarily to give coordinated high quality care to Medicare patients. ACOs are seeing increased popularity in the United States healthcare market due to the Medicare Access and CHIP Reauthorization Act of 2015 ("MACRA"). MACRA is a quality payment model adopted in 2015 to replace the Sustainable Growth Rate model for paying physicians for treating Medicare patients. Under MACRA, providers are required over time to move to Advance Alternative Payment Models that measure quality and savings and then reimburse providers on those factors based on how they compare on a percentage basis with other providers nationally. Caravan Health has an industry leading track record in establishing successful ACOs that participate in the Medicare Shared Savings Program. CPSI has partnered with Caravan to establish ACOs specific to community providers. CPSI also partners with Caravan to provide services to the ACOs at a reduced rate in return for a percentage share of the savings that are returned to the providers through their successful participation in the Medicare Shared Savings Program. Not only does this represent a potential on-going income stream to CPSI, but it also contributes to the overall financial health of the healthcare providers in the community.
Our Products and Services
Acute Care Software Systems
Through our wholly-owned subsidiary, Evident, we offer healthcare information technology solutions specifically designed to cater to the specific needs of community hospital organizations under the software solution platforms Thrive and Centriq.
Thrive
With the formation of Evident in 2015 came the introduction of our EHR solution under the name Thrive, previously sold under the CPSI name, through which we offer a full array of software applications designed to streamline the flow of information to the primary functional areas of community hospitals using one fully integrated system. We intend to continue to enhance our existing software applications and develop new applications as required by evolving industry standards and the changing needs of our clients. Pursuant to our client support agreements, we provide our clients with software enhancements and upgrades periodically on a when-and-if-available basis. See "Support and Maintenance Services." These enhancements enable each client, regardless of its original installation date, to have the benefit of the most advanced Evident products available. Evident's software applications within Thrive:
•provide automated processes that improve clinical workflow and support clinical decision-making;
•allow healthcare providers to efficiently input and easily access the most current patient medical data in order to improve quality of care and patient safety;
•integrate clinical, financial and patient information to promote efficient use of time and resources, while eliminating dependence on paper medical records;

•provide tools that permit healthcare organizations to analyze past performance, model new plans for the future and measure and monitor the effectiveness of those plans;
•provide for rapid and cost-effective implementation, whether through the installation of an in-house system or through our Software as a Service ("SaaS") services; and
•increase the flow of information by replacing centralized data over which there is limited control with broad-based, secure access by clinical and administrative personnel to data relevant to their functional areas.
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
Our software applications within Thrive are grouped for support purposes according to the following general functional categories described below, including the software applications in each of these categories:
•Patient Management. Our patient management software enables a hospital to identify a patient at any point in the healthcare delivery system and to collect and maintain patient information throughout the entire process of patient care on an enterprise-wide basis. Thrive's single database structure permits authorized hospital personnel to simultaneously access appropriate portions of a patient’s record from any point on the system. Our patient management software applications include: Registration, Patient Accounting, Health Information Management, Patient Index, Enterprise Wide Scheduling, Contract Management, and Quality Improvement.
•Financial Accounting. Our financial accounting software provides a variety of business office applications designed to efficiently track and coordinate information needed for managerial decision-making. Our financial accounting software applications include: Executive Information System, General Ledger, Accounts Payable, Payroll/Personnel, Time and Attendance, Electronic Direct Deposits, Human Resources, Budgeting, Fixed Assets, and Materials Management.
•Clinical. Our clinical software automates record keeping and reporting for many clinical functions including laboratory, radiology, physical therapy, respiratory care and pharmacy. These products eliminate tedious paperwork, calculations and written documentation while allowing for easy retrieval of patient data and statistics. Our clinical software applications include: Laboratory Information Systems, Laboratory Instrument Interfaces, Radiology Information Systems, ImageLink Picture Archiving and Communication System (PACS), Physical Therapy and Respiratory Care, and Pharmacy.
•Patient Care. Our patient care applications allow hospitals to create computerized "patient files" in place of the traditional paper file systems. This software enables physicians, nurses and other hospital staff to improve the quality of patient care through increased access to patient information, assistance with projected care requirements and feedback regarding patient needs. Our software also addresses current safety initiatives in the healthcare industry such as the transition from written prescriptions and physician orders to computerized physician order entry. Our patient care software applications include: Order Entry/Results Reporting, Point-of-Care System, Patient Acuity, ChartLink®, Computerized Physician Order Entry (CPOE), Medication Verification, Resident Assessment Instruments, Thrive Provider EHR, Outreach Client Access, Electronic Forms, Physician Documentation, and Emergency Department System.
•Enterprise Applications. We provide software applications that support the products described above and are useful to all areas of the hospital. These applications include: ad hoc reporting, automatic batch and real-time system backups, an integrated fax system, archival data repository, document scanning and Microsoft Office integration, and an Application Portal. The Application Portal allows clients to access our applications remotely via Microsoft Internet Explorer and the Internet without requiring the loading of any additional client software on the accessing PC. User information and data accessed is secured with HIPAA compliant 128 bit cipher strength Secure Socket Layer (SSL) encryption. Remote access using the Application Portal results in no discernible difference to the user in software functionality.

Centriq
During 2018, the products and services formerly offered under the Healthland logo, including Centriq and Classic, were brought into the Evident product family. The Centriq platform was brought to market in 2011 and is designed to be an intuitive user interface that is easy for clinicians to use and attractive to both patients and clinicians. Additionally, as a web-based platform, users are able to connect to the system from any device that is connected to the Internet. Ease of use combined with Centriq’s ability to centralize data from various care areas provide the end user with a powerful tool to view past and present patient information with ease. Key Centriq capabilities include:
•Computerized Practitioner Order Entry ("CPOE"). The cornerstone of inpatient EHR systems, CPOE promotes user adoption by including medication interaction alerts, access to relevant laboratory results, duplicate order checking, customizable order sets and protocols, and order templates containing pre-populated screens.
•Clinical Documentation. This system securely enables a patient’s caregivers to view the vital signs, intake-output values, progress notes, and nursing tasks that are entered into the patient’s EHR.
•Emergency Department. This system expedites and simplifies registration, patient tracking, order management, assessments, and other activities in a fast-paced environment.
•Laboratory. This system automates routine tasks such as lab order processing and tracking, enabling the practitioner to focus on the results and ultimately better patient care.
•Radiology. This application delivers faster turnaround times and enhanced communications among caregivers by automatically processing radiology orders, managing and tracking images, and generating reports.
•Pharmacy. This application helps pharmacies manage all aspects of medication verification and dispensing, including order coordination, interaction checks, administration, and charging.
•Financial Accounting. A hospital financial accounting management solution that helps community hospitals gain better insight and perspective on their costs.
•Patient Management. An accounting system to better manage patient information and automate the hospital billing process.
•Ambulatory Software Solutions. Enables clinicians to focus on providing high-quality patient care by streamlining the management of patient data.
Each system or application offers a broad set of features and functionalities that can help clinics reduce costs, increase revenue, and improve administrative and clinical staff efficiency, all while enhancing patient care and safety. CPSI is committed to investing in, developing, and supporting the Centriq platform. Centriq must remain a viable solution for the Centriq clients we serve. Therefore, we have committed to our clients consistent delivery of product and regulatory enhancements, including a fully certified Centriq solution for MU Stage 3, for at least seven years after the acquisition date.
 Classic
Classic, which is the legacy platform offered by Healthland, was designed specifically for both community hospitals and post-acute care facilities. In 2013 and 2014, Classic was upgraded to be MU Stage 2 compliant, but it was announced to its clients that Classic would not be made MU Stage 3 compliant.
During 2017, we notified all remaining Classic clients of our intent to sunset the solution effective November 1, 2019, after which time we will no longer provide related software application support. Prior to this announcement, the majority of Classic clients had already completed the migration to another platform.
Post-acute Care Software Systems
CPSI entered into the post-acute care market with the acquisition of AHT in January 2016. AHT, a leading provider of integrated solutions to the post-acute care industry, offers software solutions that promote data-driven clinical and financial outcomes for the customers they serve. AHT's comprehensive, long-term care management solutions include:

•Care Management. This integrated offering helps manage the delivery of quality care, collect and report on resident information, and manage compliance risk. Core modules include: Work Center, Clinical, Smart Charting Order Administration (Point of Care), Quality Assurance, Therapy Tracking, Supplies Tracking, and Disease State Management.
•Financial and Enterprise Management. This comprehensive set of financial solutions enables customers to improve cash flow and better manage costs. Core modules include: Accounts Payable, General Ledger, Payroll, Financial Management, Trust Funds, and Enterprise Management.
Acute Care Support and Maintenance Services
Evident
 After a customer installs Thrive or Centriq, we provide software application support, hardware maintenance, continuing education and related services pursuant to a support agreement using our collaborative support model. The following describes services provided to customers using Thrive and Centriq:

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

•  National Client Conference. All of our customers have the opportunity to attend our annual National Client Conference. CPSI hosts this conference to provide our customers educational sessions, product demonstrations, and one-on-one time with application experts. The conference also allows important time for networking among customers and CPSI staff across all business platforms.

•  Continuing Education. Effective learning tools are a key factor in successful EHR adoption and allowing clients to get the most out of a software investment. Therefore, ongoing learning and training is a cornerstone to our “total solution” and a key competitive differentiator. Our ongoing learning and training offerings also address some of the unique needs of community hospitals - limited resources and staff with cross-department responsibilities and budget and time constraints - all of which require a customized approach to learning and training. To meet these needs, Evident offers customers with online content that can be accessed at any time, scheduled online interactive classroom presentations, on-campus training at our facilities in Mobile, Alabama and Minneapolis, Minnesota, educational sessions during user group conferences, and scheduled regional training sessions.

•  Software Releases. We are committed to providing our customers with software and technology solutions that will continue to meet their information system needs. To accomplish this purpose, we continually work to enhance and improve our application programs. As part of this effort, for each customer covered under our general support agreement, we provide software updates as they become available at no additional cost. We design these enhancements to be seamlessly integrated into each customer’s existing system. The benefit of these enhancements is that each customer, regardless of its original installation date, uses the most advanced software available. Through this process, we can keep our customers up-to-date with the latest operational innovations in the healthcare industry as well as with changing governmental regulatory requirements. Another benefit of this "one system" concept is that our customer service teams can be more effective in responding to customer needs because they maintain a complete understanding of and familiarity with the one system that all customers use.

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

•  Forms and Supplies. In addition to our support services, we offer our customers the standard and customized forms that they need for their patient and financial records, as well as the supplies necessary to support the operation of their server and peripheral equipment. Furnishing these forms and supplies helps us to achieve our objective of being a one-source solution for a hospital’s complete healthcare information system requirements.
Post-acute Care Support and Maintenance Services
AHT’s comprehensive and integrated solution set is backed by ongoing training and support by AHT to ensure that clients can maximize their software investment. This is demonstrated by:
•Experienced and Dedicated Support Representatives. Seasoned experts assigned to each client site that not only understand the challenges in the post-acute care industry, but know how to best address them. This includes proactive education on the key regulatory changes and requirements before they impact business operations.
•Client Portal and Training. Instant, on-line access to the most up-to-date industry information impacting long-term care, plus a vast array of product training opportunities.
•Client Enhancement Council. Access to a community of peers along with a robust set of resources and knowledge to help clients get the most out of their AHT investment.
•Annual Client Symposium. An opportunity for clients to share best practices, gain industry insight on key topics impacting post-acute care providers, network with peers, and learn more about current and future AHT product and service offerings.
TruBridge
We offer complementary services through TruBridge, our wholly-owned subsidiary, which can be grouped into the following categories:
•Revenue Cycle Management Products. TruBridge RCM solutions empower providers and caregivers in hospitals, healthcare systems and skilled nursing organizations to accelerate their revenue cycle through a suite of comprehensive, web-based solutions designed to improve financial operations and staff productivity and increase reimbursement. Our RCM products include the following offerings:
◦Patient Liability Estimates. Improve patient satisfaction, maximize point-of-service collections, and equip staff with the ability to provide transparent pricing with the Patient Liability Estimate ("PLE") module.
◦Eligibility Verification. Reduce claim denials and carrier rejections by performing on-demand eligibility look-ups, assuring the care provided is covered.
◦Claim Scrubbing and Submission. A powerful claim management solution for submitting, validating, and processing a healthcare facility’s claims with ease and with a high quality of edits.

◦Remittance Management. Remittance advice can be effortlessly gathered and managed with the Electronic Remittance Advice ("ERA") Retrieval and Remittance Management modules, simplifying workflow and involvement.
◦Denial/Audit Management. Equips healthcare facilities with the tools necessary to combat denied and audited claims, assisting organizations in recovering lost revenue.
◦Contract Management. Allows healthcare facilities to take control over complex healthcare contracts by prospectively pricing every claim submitted to payers, retrospectively pricing every remittance to ensure proper payment was received, and modeling proposed contract terms during payer negotiations.
•Revenue Cycle Management Services. Our RCM services span a healthcare enterprise’s revenue cycle and provide clients with a strong alternative to in-house operations. These services leverage our deep service and technology experience and are designed to allow clients to streamline their administrative staffing while improving operational efficiencies. Our RCM services include the following service offerings: Accounts Receivable Management, Private Pay Service, Medical Coding, Revenue Cycle Consulting, and other additional Insurance and Patient Billing Services.
•Consulting and Business Management Services. Our consulting and business management services are designed to help healthcare organizations by assessing their needs, setting goals, and creating an action plan to achieve those goals, and, if needed, implementing the action plan. Many of our professional consultants possess decades of experience and all are skilled in adopting new technologies, redesigning processes, educating staff, and providing interim or on-going management services. Our consulting and business management services include the following service offerings: Consulting, Business Intelligence, Staffing, and Administrative.
•Managed IT Services. Our managed IT services provide a range of services designed to meet the IT needs of community healthcare enterprises. The pace of technological change can be overwhelming. Our services allow clients to affordably maintain an advanced IT infrastructure, meet regulatory requirements, and reduce risk. Our managed IT services include the following service offerings: Cloud Services, Backup and Recovery, Collaboration and Connectivity, Security Services, Systems Management, and Help Desk.
For additional details on our products, service, and support offerings, visit www.evident.com (Evident),  www.healthtech.net (AHT), and www.trubridge.com (TruBridge).
For the results of operations by segment, refer to Note 17 of the consolidated financial statements included herein.
Product Development and Enhancement
The healthcare information technology industry is characterized by rapid technological change requiring us to continually make investments to update, enhance and improve our products and services. These investments have resulted in total expenditures related to our Product Development Services division of approximately $36.4 million, $33.7 million, and $29.1 million during the years ended December 31, 2018, 2017 and 2016, respectively.
In 2018, our continued focus on delivering shared solutions to the acute and post-acute care markets through a suite of services integrated with our core platforms resulted in deliveries of shared product updates in areas such as:
• Clinical Quality Measure Reporting
• CommonWell Patient and Person Management
• MyCPSI – Client Support System
• Business Intelligence
• Notes

We also delivered platform specific updates including:

• Evident Thrive EHR
◦ Platform and infrastructure updates
◦ Ongoing localization activities for the non-U.S. markets
◦ Ongoing, focused effort on improving physician usability and workflow across the ambulatory, emergency    department and inpatient care settings
◦  Added support for health care surveys

◦  Improved scheduling capabilities
◦  Workflows related to antibiotic stewardship
◦  Improved report builder and scheduler capabilities
◦  Added support for new medication capabilities provided through integration with SureScripts:
▪    Medication adherence
▪    Medication history
▪   Electronic prior authorization

• Evident Centriq EHR
◦  Added support for the CommonWell network
◦  Updates to core infrastructure dependencies and additional updates necessary to improve system performance
◦  Improvements to workflows related to provider use cases, health maintenance, and patient communications
◦    Additional support for health information exchange
◦  Additional support for state prescription drug monitoring programs
◦   Additional modules from the ONC CEHRT capabilities list related to reporting to specialized registries  focused on:
▪   Antimicrobial use and resistance
▪    Electronic case reports for public health
▪   Cancer case reports

• AHT
◦ Software feature additions which enhanced the following:
▪  Stabilization of AHT 17
▪  New user experience
▪ Communication Center – providing communication capabilities spanning multiple formats such as   instant messaging and secure texting
▪  Referral and documentation exchange workflows, including clinical document architecture, fax   and scanned document support
▪  Inbound radiology and laboratory order result workflows
▪   Updated reporting capabilities including ETL processes to support the CPSI Business Intelligence offering
▪  Updates to the MDS requirements
▪  Insurance plan enhancements
▪  Value-based purchasing
▪  Bar code medication administration

• TruBridge RCM
◦  Updated insurance claim editor to modern web presentation technologies
◦  Updated insurance claim workflows to add prioritization capabilities
◦  Added support for electronic Medicare appeals submissions
◦  Workflow improvements in regards to posting of electronic remittance advice
◦  Continued updates to provide deeper integrations with CPSI EHR systems
◦  Update to Patient Liability Estimator to increase estimate accuracy
◦  Added and improved EDI connectivity to reduce costs and provide better information to customers on submitted claims
◦  Made necessary changes to support migration to the TruBridge Cloud environment to reduce costs and improve management of both performance and availability

Product Management

Early in 2019, we began to apply new product management principles throughout our organization to better utilize our valuable resources and maximize value creation and innovation. We formally announced our product management team in November 2018. This team is responsible for launching products, providing industry insight and identifying emerging segments within our target markets. By focusing on the right workflows, aligning the appropriate stakeholders and establishing clear roles and responsibilities, CPSI can make better product decisions faster. The key tenets of product management are being the best stewards of our resources and enabling growth.

 By working with the various internal stakeholders (product development, marketing, sales and support), as well as external stakeholders (customers, industry subject matter experts), the product management team takes new product and service ideas and creates a business case for each of the initiatives. We have created a Provider Council, Nursing Council and CFO Council to assist with these efforts as well.

 The goals of the product management team are to understand our customers and identify the value of various ideas, by considering customer retention and satisfaction, support and training impact and revenue potential. The initiatives become part of our initiative portfolio and are evaluated against each other. We use this view of the portfolio to manage risks within the portfolio and allow us to create the most value for each investment we make. We are experiencing successes with this approach, as evidenced by increased product innovation and related momentum.
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
Clients, Sales and Marketing
Target Markets. The target market for our acute care EHR systems consists of community hospitals with fewer than 200 acute care beds, with a primary focus on hospitals with fewer than 100 acute care beds. In the United States, there are approximately 3,900 community hospitals with fewer than 200 acute care beds, with approximately 2,900 of these having fewer than 100 acute care beds. In addition, we market our products to small specialty hospitals in the United States that focus on discrete medical areas such as behavioral health, surgery, rehabilitation and long-term acute care. As of the date of the filing of this Annual Report on Form 10-K, our companies currently support approximately 1,000 acute care facilities across the United States. Approximately 98% of our existing acute care clients are hospitals with fewer than 100 acute care beds, while approximately 99% of our existing acute care clients are hospitals with fewer than 200 acute care beds.
The target market for our post-acute care EHR solution consists of over 15,000 long-term care and skilled nursing facilities in the United States. In addition, through a strategic relationship with Medtelligent, we are able to market an EHR for assisted living facilities creating add-on sales opportunities in our direct client base and new sales opportunities across the broader senior living market. As of the date of this filing, we have our post-acute care EHR solution installed in approximately 3,300 facilities across the United States.
The expanded target market for our TruBridge services consists of small to mid-size hospitals in the United States. There are approximately 5,000 of these hospitals with fewer than 500 beds. As of the date of this filing, there are over 200 healthcare providers who use our accounts receivable management or private pay services, approximately 550 providers who use our managed IT services, and approximately 600 providers who use our RCM solutions. In addition, we are now marketing our services to post-acute care facilities, of which there are over 15,000 in the United States.
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

	Year ended December 31,
(In thousands)	2018	2017	2016
Sales revenues:
Domestic	$280,182	$276,510	$267,081
International(1)	229	417	191
	$280,411	$276,927	$267,272

(1) International sales revenues for all periods presented are related to a single foreign country, the Caribbean nation of St. Maarten.
Sales Staff. We have dedicated sales organizations in all three business lines: acute care EHR, post-acute care EHR and business management, consulting and managed IT services. Many of our sales personnel are hired from within the Company and have previous experience in client support roles. We believe this experience positions them to more effectively sell our products and services within our target markets. Our sales organizations are generally divided into four areas; sales management, new client sales, existing client sales and sales support staff. New client sales staff are typically organized based on geographic territories, though we also have sales personnel that focus on national accounts in our post-acute EHR business due to the number of national chain operators in that market. Our sales representatives who sell to existing clients have assigned clients within their territory, which is also geographically based. Some sales representatives in our services areas are assigned specifically to cross-sell services into our acute care EHR and post-acute care EHR client bases. A significant portion of the compensation for all sales personnel except for administrative support staff is commission based.
Marketing Strategy. Our corporate marketing strategy positions CPSI as a healthcare solutions company serving community healthcare organizations through our family of healthcare information technology ("HCIT") companies. Our EHR software and services address providers across the care continuum, with a primary focus on the community healthcare market. We believe our ability to serve ambulatory, acute and post-acute care settings with our products will be especially appealing as new reimbursement models force the coordination of care by healthcare providers. Our ability to connect patients to care providers within their community and across communities through our own products and interoperability development, including our membership in the CommonWell Health Alliance, sets us apart from other competitors in our market. We also believe as the EHR market in the acute care environment transitions from implementation to optimization that our data analytics solutions will be a key differentiator for our EHR solutions. Our goal is to position ourselves as partners to community healthcare providers as they move to a more proactive care model based on the use of data analytics and patient engagement tools.
With regard to business management, consulting and managed IT services, we will continue to leverage our proven track record of success in accounts receivable management and private pay collections for community healthcare providers. With the increasing complexity of reimbursement requirements and a global shift in healthcare towards an increase in patient financial responsibility, the ability of our services business to bring expertise and best practice operational efficiencies to bear is a significant competitive advantage. In consulting services, the added complexity brought about by the transition to the ICD-10 code set has created a significant demand for our coding services. Our strategy is to leverage any services engagement, whether business, IT or consulting, into opportunities to cross-sell other services to the client.
Backlog
Backlog consists of revenues we reasonably expect to recognize over the next twelve months under existing contracts. The revenues to be recognized may relate to a combination of one-time fees for system sales and recurring fees for support and maintenance, and TruBridge. As of December 31, 2018, we had a twelve-month backlog of approximately $21 million in connection with non-recurring system purchases (excluding approximately $8 million of contracted backlog for which fulfillment is not reasonably expected within the next twelve months) and approximately $228 million in connection with recurring payments under support and maintenance, and TruBridge. As of December 31, 2017, we had a twelve-month backlog of approximately $31 million in connection with non-recurring system purchases and approximately $223 million in connection with recurring payments under support and maintenance, and TruBridge.
Competition
The market for our products and services is competitive, and we expect additional competition from established and emerging companies in the future. Our market is characterized by rapidly changing technology, global shifts in the healthcare system, evolving user needs and impactful regulatory and reimbursement changes. We believe the principal competitive factors that hospitals and post-acute care providers consider when choosing between us and our competitors are:
•product features, functionality and performance;
•range of services offered;
•level of client service and satisfaction;
•ease of integration and speed of implementation;
•product price;
•cost of services offered;
•results of services engagements;
•knowledge of the healthcare industry;
•training provided;
•sales and marketing efforts; and
•company reputation.
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
Our principal competitors in the post-acute care EHR market are PointClickCare Corporation, MatrixCare, Inc., and Netsmart Technologies. These companies compete with us directly in our target market of long-term post-acute care facilities. They offer products and systems that are comparable to our system and address the needs of long-term care providers.
Our principal competitors in the business management, consulting and managed IT services market are Healthcare Resource Group, Inc., Resolution Health, Inc., The Outsource Group Inc., Patient Focus, Inc., Xtend Healthcare Inc., Ensemble Health Partners, and nThrive, Inc. All of these companies provide one or more of the services we offer, with their primary focus being on business management services. The services they offer are comparable in scope to the competing services we offer. These companies all focus on providing services to the healthcare market. Secondary competitors include ARx LLC, Citadel Outsource Group LLC, Patient Matters, LLC, KIWI-TEK, LLC, and Aviacode Inc. Our principle competitors for RCM solutions include RelayHealth Corp, SSI Group, LLC, Quadax Inc., Change Healthcare Holdings, Inc., Availity, LLC, and Navicure, Inc.

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

The Board of Directors is responsible for exercising oversight of management’s identification and management of, and planning for, the material risks facing the Company, and we believe our policies and procedures are adequate to ensure that relevant information about cybersecurity risks and incidents is appropriately reported and disclosed. In connection with its oversight responsibility with respect to cybersecurity risks facing the Company, the Board authorized in 2017 the formation of a Cybersecurity Committee comprised of the Executive Vice President of CPSI, the Chief Technology Officer, the Senior Vice President of IT Services, and the Senior Vice President of Professional Services of TruBridge, LLC. The Cybersecurity Committee meets quarterly to discuss the primary cybersecurity-related risks currently facing the Company, and the Committee reports to the Company’s Chief Operating Officer and President of TruBridge, LLC, who in turn provides updates to the Board.

Additionally, we appointed a new Security Operations Center (SOC) Director to oversee a number of initiatives designed to improve our cybersecurity protection, readiness and response. The SOC Director oversees penetration testing for TruBridge customers, vulnerability scanning by CPSI and TruBridge, endpoint threat detection and response development, insider threat detection and monitoring, security event application management and other cybersecurity-related projects. The Company also consulted with third parties in 2017 and 2018 to conduct an evaluation of our cybersecurity risks. Finally, all users employed by or contracted to the Company are required to complete annual cybersecurity education and training, which includes identifying suspicious emails, Internet threats, telecommunication threats and ransomware.
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
Employees
As of December 31, 2018, we had approximately 2,000 employees, the substantial majority of which are located at our offices in Alabama, Louisiana, Mississippi, Pennsylvania, and Minnesota. None of our employees are covered by a collective bargaining agreement or are represented by a labor union.
Executive Officers
The executive officers of CPSI serve at the pleasure of the Board of Directors. Set forth below is a list of the current executive officers of CPSI and a brief explanation of each individual’s principal employment during the last five years.
J. Boyd Douglas – President and Chief Executive Officer. J. Boyd Douglas, age 52, has served as our President and Chief Executive Officer since May 2006. He was first elected as a director in March 2002. Mr. Douglas began his career with us in August 1988 as a Financial Software Support Representative. From May 1990 until November 1994, Mr. Douglas served as Manager of Electronic Billing, and from December 1994 until July 1999, he held the position of Director of Programming Services. From July 1999 until May 2006, Mr. Douglas served as our Executive Vice President and Chief Operating Officer.
David A. Dye – Chief Growth Officer. David A. Dye, age 49, was appointed as our Chief Growth Officer in November 2015, having previously served as our Chief Financial Officer, Secretary and Treasurer from June 2010 until November 2015. Mr. Dye served as our President and Chief Executive Officer from July 1999 to May 2006. He was first elected as a director in March 2002 and has served as our Chairman of the Board since May 2006. Mr. Dye began his career with CPSI in May 1990 as a Financial Software Support Representative and served in various capacities until July 1999. Mr. Dye has served as a director of Bulow Biotech Prosthetics, LLC, a company headquartered in Nashville, Tennessee that operates prosthetic clinics in the Southeastern United States, since July 2006.
Christopher L. Fowler – Chief Operating Officer and President (TruBridge). Christopher L. Fowler, age 43, was appointed as our Chief Operating Officer in November 2015 and has served as the President of TruBridge since its formation in January 2013. Prior to the formation of TruBridge, Mr. Fowler served as CPSI’s Vice President - Business Management Services, beginning in March 2008. Mr. Fowler began his career with CPSI in May 2000 as a Software Support Representative and later as a manager of Financial Software Services. From August 2004 until March 2008, Mr. Fowler served as Assistant Director and Director of Business Management Services.
Matt J. Chambless – Chief Financial Officer, Secretary and Treasurer. Matt J. Chambless, age 38, was appointed as our Chief Financial Officer, Secretary and Treasurer in November 2015, having previously served as our Director of Financial Reporting from March 2012 until November 2015. Prior to joining CPSI, Mr. Chambless served as the Accounting Manager for Northside Hospital System from May 2011 until March 2012 and as an audit professional, including an Audit Manager, for Grant Thornton, LLP from August 2004 to May 2011.
Victor S. Schneider – Executive Vice President. Victor S. Schneider, age 60, has served as our Executive Vice President since April 2012. From December 2005 until his appointment as Executive Vice President, Mr. Schneider served as our Senior Vice President - Corporate and Business Development. Mr. Schneider began his career with us in June 1983 as Sales Manager. He served in that capacity until January 1997 when he was promoted to Sales Director. He served as our Vice President - Sales and Marketing from July 1999 until December 2005.
Robert D. Hinckle – Senior Vice President–Client Services. Robert D. Hinckle, age 49, served as our Vice President - Software Services from October 2004 until January 2013 and has served as our Senior Vice President - Client Services since January 2013. Since beginning his career with CPSI in 1995 as a Financial Software Support Representative, Mr. Hinckle has worked in various positions in our Software Services Division, including Team Manager, Assistant Director and Director of that division.

Troy D. Rosser – Senior Vice President–Sales. Troy D. Rosser, age 54, has served as our Senior Vice President - Sales since January 2012, having previously served as Vice President - Sales since October 2005. Mr. Rosser began his career with us in March 1989 as a Financial Software Support Representative. In 1992, Mr. Rosser was transferred to the Sales and Marketing division where he has worked in various positions, including Sales Manager and, from October 2000 until October 2005, Director of Sales.
Company Web Site
The Company maintains a web site at http://www.cpsi.com. The Company makes available on its web site, free of charge, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as soon as it is reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. The Company is not including the information contained on or available through its web site as a part of, or incorporating such information into, this Annual Report on Form 10-K.

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
Since January 2017, the actions taken by the Trump administration to delay, cancel and amend the healthcare regulations and initiatives implemented by the prior administration have created tremendous uncertainty surrounding the continued implementation of the Health Reform Laws and other healthcare legislation. The legislative efforts taken by the 115th Congress in 2017 to repeal and amend major provisions of the Health Reform Laws added to this uncertainty. Healthcare providers may react to these proposals, and the uncertainty surrounding such proposals, by curtailing or deferring investments, including those for our systems and related services.
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
Regulation of Medical Devices. The United States Food and Drug Administration (the "FDA") has determined that certain of our solutions, such as our ImageLink® product, are medical devices that are actively regulated under the Federal Food, Drug and Cosmetic Act, as amended. If other of our solutions are deemed to be actively regulated medical devices by the FDA, we could be subject to extensive requirements governing pre- and post-marketing activities including registration of the applicable manufacturing facility and software and hardware products, application of detailed record-keeping and manufacturing standards, application of the medical device excise tax, and FDA approval or clearance prior to marketing. Complying with these medical device regulations is time consuming and expensive, and our marketing and other sales activities could be subject to unanticipated and significant delays. Further, it is possible that the FDA may become more active in regulating software and medical devices that are used in the healthcare industry. If we are unable to obtain the required regulatory approvals for any such software or medical devices, our short- to long-term business plans for these solutions or medical devices could be delayed or canceled and we could face FDA refusal to grant pre-market clearance or approval of products; withdrawal of existing clearances and approvals; fines, injunctions or civil penalties; recalls or product corrections; production suspensions; and criminal prosecution. FDA regulation of our products could increase our operating costs, delay or prevent the marketing of new or existing products, and adversely affect our revenue growth.
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
ARRA Meaningful Use Program. The ARRA initially required "meaningful use of certified electronic health record technology" by healthcare providers by 2015 in order to receive limited incentive payments and to avoid related reduced reimbursement rates for Medicare claims. Related standards and specifications are subject to interpretation by the entities designated to certify such technology. While a combination of our solutions has been certified as meeting stage one, stage two, and stage three standards for certified electronic health record technology, the regulatory standards to achieve certification will continue to evolve over time. We may incur increased development costs and delays in delivering solutions if we need to upgrade our software or healthcare devices to be in compliance with these varying and evolving standards. In addition, further delays in interpreting these standards may result in postponement or cancellation of our clients’ decisions to purchase our software solutions. If our software solutions are not compliant with these evolving standards, our market position and sales could be impaired and we may have to invest significantly in changes to our software solutions.
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
The limited number of hospitals with fewer than 200 acute care beds in our general target market for our acute care product and service offerings has resulted in an ever narrowing market for new system installations and add-on sales which could materially and adversely impact our business, financial condition and operating results.
We have identified opportunities for continued growth and expansion in the form of (1) an expanded replacement market for EHRs as certain existing EHR vendors have struggled and are expected to continue to struggle with the heightened requirements of the ARRA's EHR adoption program, (2) selective expansion into English-speaking international markets, and (3) targeted expansion of the footprint for our ambulatory solutions by aggressively targeting physician practices in those communities where the local hospital is a current CPSI client. Although we have formulated strategic responses for capitalizing on each of the identified opportunities, there is no guarantee that such responses will ultimately prove successful. Additionally, to the extent that these opportunities fail to develop or develop more slowly than expected, our business, financial condition and operating results could be materially and adversely impacted.
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
In connection with the acquisition of HHI we incurred substantial indebtedness. As of December 31, 2018, we had approximately $132.4 million of indebtedness, which includes $102.4 million under our term loan facility and $29.7 million borrowed under our revolving credit facility. We also had $20.3 million of unused commitments under our revolving credit facility as of December 31, 2018.
Our substantial indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our substantial indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences. For example, it could:

•make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in an event of default under such instruments;
•make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
•require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•place us at a competitive disadvantage compared to our competitors that are less highly leveraged and therefore able to take advantage of opportunities that our indebtedness prevents us from exploiting; and
•limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other purposes.
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
We are exposed to market risk related to changes in interest rates as a result of the floating interest rates applicable to the outstanding debt under our term loan facility and revolving credit facility. The interest rate for the outstanding debt under our term loan facility and revolving credit facility as of December 31, 2018 was 5.125%. Borrowings under our term loan facility and revolving credit facility bear interest at a base rate, a LIBOR rate, or a combination of the two, as elected by us, plus an applicable margin. The base rate is determined by reference to the greatest of (a) the prime lending rate of Regions Bank, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate plus one percent per annum. The LIBOR rate is determined by reference to the interest rate for dollar deposits in the London interbank market for the interest period relevant to such borrowings, adjusted as set forth in the credit agreement. There is no cap on the maximum interest rate for borrowings under our term loan facility and revolving credit facility.

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
We may acquire additional businesses, technologies and products if we determine that these additional businesses, technologies and products are likely to serve our strategic goals. Acquisitions, including the HHI acquisition, have inherent risks, which may have a material adverse effect on our business, financial condition, operating results or prospects, including, but not limited to the following:
•significant acquisition and integration costs;
•failure to achieve projected synergies and performance targets;
•potentially dilutive issuances of our securities, the incurrence of debt and contingent liabilities and amortization expenses related to intangible assets with indefinite useful lives, which could adversely affect our results of operations and financial condition;
•using cash as acquisition currency may adversely affect interest or investment income, which may in turn adversely affect our earnings and/or earnings per share;
•difficulty in fully or effectively integrating the acquired technologies, software products, services, business practices or personnel, which would prevent us from realizing the intended benefits of the acquisition;
•failure to maintain uniform standard controls, policies and procedures across acquired businesses;
•difficulty in predicting and responding to issues related to product transition such as development, distribution and client support;
•the possible adverse effect of such acquisitions on existing relationships with third party partners and suppliers of technologies and services;
•the possibility that staff or clients of the acquired companies might not accept new ownership and may transition to different technologies or attempt to renegotiate contract terms or relationships, including maintenance or support agreements;
•the assumption of known and unknown liabilities;
•the possibility that the due diligence process in any such acquisition may not completely identify material issues associated with product quality, product architecture, product development, intellectual property issues, key personnel issues or legal and financial contingencies, including any deficiencies in internal controls and procedures and the costs associated with remedying such deficiencies;
•difficulty in entering geographic and/or business markets in which we have no or limited prior experience;
•diversion of management’s attention from other business concerns; and
•the possibility that acquired assets become impaired, requiring us to take a charge to earnings which could be significant.
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
Our principal competitors in the business management, consulting and managed IT services market are Healthcare Resource Group, Inc., Resolution Health, Inc., The Outsource Group Inc., Patient Focus, Inc., Xtend Healthcare Inc., Ensemble Health Partners, and nThrive, Inc. All of these companies provide one or more of the services we offer, with their primary focus being on business management services. The services they offer are comparable in scope to the competing services we offer. These companies all focus on providing services to the healthcare market. Secondary competitors include ARx LLC, Citadel Outsource Group LLC, Patient Matters, LLC, KIWI-TEK, LLC, and Aviacode Inc. Our principle competitors for RCM solutions include RelayHealth Corp, SSI Group, LLC, Quadax Inc., Change Healthcare Holdings, Inc., Availity, LLC, and Navicure, Inc.
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
We may not be successful in convincing customers to migrate to current or future releases of our products, which may lead to reduced services and maintenance revenues and less future business from existing customers.
 Our customers may not be willing to incur the costs or invest the resources necessary to complete upgrades to current or future releases of our products. This may lead to our loss of services and maintenance revenues and future business from customers that continue to operate prior versions of our products or choose to no longer use our products
Most of our facilities are located in an area vulnerable to hurricanes and tropical storms, and the occurrence of a severe hurricane, similar storm or other natural disaster could cause damage to our facilities and equipment, which could require us to cease or limit our operations.
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
We periodically have restructured our sales force, which can be disruptive.
 We continue to rely heavily on our direct sales force. Periodically, we have restructured or made other adjustments to our sales force in response to factors such as product changes, geographical coverage and other internal considerations. Change in the structures of the sales force and sales force management can result in temporary lack of focus and reduced productivity that may affect revenues in one or more quarters. Future restructuring of our sales force could occur, and if so we may again experience the adverse transition issues associated with such restructuring.
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

Failure to maintain our margins and service rates for implementation services could have a material adverse effect on our operating performance and financial condition.

 A significant portion of our revenues is derived from implementation services. If we fail to scope our implementation projects correctly, our services margins may suffer. We bill for implementation services predominately on an hourly or daily basis (time and materials) and sometimes under fixed price contracts, and we generally recognize revenue from those services as we perform the work. If we are not able to maintain the current service rates for our time and materials implementation services, without corresponding cost reductions, or if the percentage of fixed price contracts increases and we underestimate the costs of our fixed price contracts, our operating performance may suffer. The rates we charge for our implementation services depend on a number of factors, including the following:

· perceptions of our ability to add value through our implementation services;

· complexity of services performed;

· competition;

· pricing policies of our competitors and of systems integrators;

· the use of globally sourced, lower-cost service delivery capabilities within our industry; and

· economic, political and market conditions.

Services revenues carry lower gross margins than license revenues and an overall increase in services revenues as a percentage of total revenues could have an adverse impact on our business.

 Because our service revenues have lower gross margins than do our license revenues, an increase in the percentage of total revenues represented by service revenues could have a detrimental impact on our overall gross margins and could adversely affect operating results.
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

We may experience liability claims arising out of the licensing of our software and provision of services.

 Our agreements normally contain provisions designed to limit our exposure to potential liability claims and generally exclude consequential and other forms of extraordinary damages. However, these provisions could be rendered ineffective, invalid or unenforceable by unfavorable judicial decisions or by federal, state, local or foreign laws or ordinances. For example, we may not be able to avoid or limit liability for disputes relating to product performance or the provision of services. If a claim against us were to be successful, we may be required to incur significant expense and pay substantial damages, including consequential or punitive damages, which could have a material adverse effect on our business, operating results and financial condition. Even if we prevail in contesting such a claim, the accompanying publicity could adversely affect the demand for our products and services.

 We also rely on certain technology that we license from third parties, including software that is integrated with our internally developed software. Although these third parties generally indemnify us against claims that their technology infringes on the proprietary rights of others, such indemnification is not always available for all types of intellectual property. Often such third-party indemnifiers are not well capitalized and may not be able to indemnify us in the event that their technology infringes on the proprietary rights of others. As a result, we may face substantial exposure if technology we license from a third party infringes on another party’s proprietary rights. Defending such infringement claims, regardless of their validity, could result in significant cost and diversion of resources.

We are dependent on our licenses of rights, products and services from third parties, disruptions of which may cause us to discontinue, delay or reduce product shipments.
 We are increasingly dependent upon licenses for some of the technology used in our products as well as other products and services from third-party vendors, and the costs of these licenses have increased in recent years. Most of these arrangements can be continued/renewed only by mutual consent and may be terminated for any number of reasons. We may not be able to continue using the technology, products or services made available to us under these arrangements on commercially reasonable terms or at all. As a result, we may have to discontinue, delay or reduce product shipments or services provided until we can obtain equivalent technology or services. Most of our third-party licenses are non-exclusive. Our competitors may obtain the right to use any of the business elements covered by these arrangements and use these elements to compete directly with us. In addition, if our vendors choose to discontinue providing their technology, products or services in the future or are unsuccessful in their continued research and development efforts, we may not be able to modify or adapt our own products. The operation of our products would be impaired if errors occur in third party technology or content that we incorporate, and we may incur additional costs to repair or replace the defective technology or content. It may be difficult for us to correct any errors in third party products because the products are not within our control.
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
Based on our reading and interpretations of relevant guidance, principles or concepts issued by, among other authorities, the American Institute of Certified Public Accountants, the Financial Accounting Standards Board and the Securities and Exchange Commission, we believe revenue received pursuant to our current sales and licensing contract terms and business arrangements have been properly recognized. However, there continue to be issued interpretations and guidance for applying the relevant standards to a wide range of sales and licensing contract terms and business arrangements that are prevalent in the software industry. Future interpretations or changes by the regulators of existing accounting standards, including Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 606, or changes in our business practices could result in changes in our revenue recognition and/or other accounting policies and practices that could adversely affect our business, financial condition, cash flows, revenue and results of operations.
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
The following factors may also affect demand for our products and services and cause our quarterly revenues to fluctuate:
•changes in client budgets and purchasing priorities;
•the ability of our clients to obtain financing for the purchase of our products;
•the financial stability of our clients;
•the specific mix of software, hardware and services in orders from clients;
•the timing of new product announcements and product introductions by us and our competitors;
•market acceptance of new products, product enhancements and services from us and our competitors;
•product and price competition;
•our success in expanding our sales and marketing programs;
•the availability and cost of system components;
•delay of revenue recognition to future quarters due to an increase in the sales of our remote access SaaS services;
•the length of sales cycles and installation processes;
•changes in revenue recognition or other accounting guidelines employed by us and/or established by the Financial Accounting Standards Board or other rulemaking bodies;
•accounting policies concerning the timing of recognition of revenue;
•personnel changes; and
•general market and economic factors.
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
During 2017, we recognized revenue pursuant to ASC Topic 985-605, Software, Revenue Recognition, or ASC 985-605. As of January 1, 2018, we recognize revenue pursuant to FASB ASC Topic 606, Revenue from Contracts with Customers, or ASC 606. ASC 606 summarizes the FASB’s views in applying generally accepted accounting principles to revenue recognition in financial statements. There can be no assurance that application and subsequent interpretations of this pronouncement will not further modify our revenue recognition policies, or that such modifications would not adversely affect our operating results reported in any particular quarter or year.
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
Volatility may be caused by a number of factors including but not limited to:
•actual or anticipated quarterly variations in operating results;
•rumors about our performance, software solutions, or merger and acquisition activity;
•changes in expectations of future financial performance or changes in estimates of securities analysts;
•governmental regulatory action;
•healthcare reform measures;
•client relationship developments;
•purchases or sales of Company stock;
•changes occurring in the markets in general;
•macroeconomic conditions, both nationally and internationally; and
•other factors, many of which are beyond our control.
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
If we are unable to maintain effective internal control over financial reporting, or if our independent auditors determine that we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, also could restrict our future access to the capital markets.

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
We lease the remainder of our facilities in various locations in the United States, including: Fairhope, Alabama; Pottsville, Pennsylvania; Lanett, Alabama; Mobile, Alabama; Monroe, Louisiana; Denver, Colorado; Glenwood, Minnesota; Marshall, Minnesota; Minneapolis, Minnesota; and Ridgeland, Mississippi. The terms of these leases generally range in length from one to twelve years, and all of the leases contain options to incrementally extend the lease period. During 2019, we have three leases which will expire: Ridgeland, MS, Glenwood, MN, and Minneapolis, MN. Our plans are to maintain a presence in the Ridgeland, MS and Glenwood, MN areas, and we are currently in negotiations with property owners in those geographies to enter into new lease arrangements to replace our existing locations. Our expectation is that these lease arrangements will result in a favorable cost impact with reduced square footage and base rents compared to our existing facilities. Our current Minneapolis, MN operations will be relocated to a new leased location in Plymouth, MN, with similar favorable cost impacts with reduced square footage and base rents compared to the existing Minneapolis, MN lease.

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
Market for CPSI Common Stock
As of March 11, 2019, there were approximately 118 registered holders of our common stock, as provided to us by our transfer agent. This number does not include the number of beneficial owners whose shares are held in "street" names by broker-dealers and other institutions who hold shares on behalf of their clients. As of March 11, 2019, there were 14,355,180 shares of common stock outstanding.
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

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
(In thousands, except for per share data)	2018	2017	2016	2015	2014
INCOME DATA:
Total sales revenues	$280,411	$276,927	$267,272	$182,174	$204,742
Total costs of sales	130,683	129,654	133,538	87,716	90,795
Gross profit	149,728	147,273	133,734	94,458	113,947
Total operating expenses*	124,846	152,087	119,359	69,372	64,360
Operating income (loss)*	24,882	(4,814)	14,375	25,086	49,587
Total other income (expense)	(6,774)	(8,669)	(6,389)	405	152
Income (loss) before taxes*	18,108	(13,483)	7,986	25,491	49,739
Provision for income taxes	476	3,933	4,053	7,148	16,819
Net Income (loss)*	$17,632	$(17,416)	$3,933	$18,343	$32,920
Net income (loss) per share - basic*	$1.26	$(1.27)	$.29	$1.62	$2.94
Net income (loss) per share - diluted*	$1.26	$(1.27)	$.29	$1.62	$2.94
Weighted average shares outstanding:
Basic	13,561	13,419	13,255	11,083	11,026
Diluted	13,568	13,419	13,255	11,083	11,026
Cash dividends declared per common share	$.40	$.85	$1.86	$2.56	$2.28

	As of December 31,
	2018	2017	2016	2015	2014
BALANCE SHEET DATA
Cash and cash equivalents	$5,732	$520	$2,220	$24,951	$23,792
Working capital	31,435	17,028	13,604	57,136	63,355
Total assets	327,746	318,216	339,150	92,788	99,325
Total current liabilities	38,503	40,849	30,945	17,421	18,161
Total stockholders’ equity	159,783	136,086	157,970	75,366	80,781

* Year ended December 31, 2017 is inclusive of a $28.0 million ($2.09 per share) non-cash goodwill impairment expense.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Background
CPSI is a leading provider of healthcare solutions and services for community hospitals and other healthcare systems and post-acute care facilities. Founded in 1979, CPSI offers our products and services through three companies - Evident, LLC ("Evident"), TruBridge, LLC ("TruBridge"), and American HealthTech, Inc. ("AHT"). These combined companies are focused on improving the health of the communities we serve, connecting communities for a better patient care experience, and improving the financial operations of our clients. The individual contributions of each of these companies towards this combined focus are as follows:
•Evident, which makes up our Acute Care EHR reporting segment, provides comprehensive acute care electronic health record ("EHR") solutions, Thrive and Centriq, and related services for community hospitals and their physician clinics.
•AHT, which makes up our Post-acute Care EHR reporting segment, provides a comprehensive post-acute care EHR solution and related services for skilled nursing and assisted living facilities.
•TruBridge, our third reporting segment, focuses on providing business management, consulting, and managed IT services along with its complete revenue cycle management ("RCM") solution for all care settings, regardless of their primary healthcare information solutions provider.
Our companies currently support approximately 1,000 acute care facilities and approximately 3,300 post-acute care facilities with a geographically diverse customer mix within the domestic community healthcare market. Our clients primarily consist of community hospitals with fewer than 200 acute care beds, with hospitals having fewer than 100 beds comprising approximately 98% of our acute care EHR client base.
See Note 17 to the consolidated financial statements included herein for additional information on our three reportable segments.
Management Overview

Through much of our history, we have been able to achieve meaningful long-term revenue growth through sales of healthcare IT systems and related services to existing and new clients within our target market. Prospectively, our ability to continue to realize long-term revenue growth is largely dependent on our ability to sell new and additional products and services to our existing customer base, including cross-selling opportunities presented between our operating segments, Acute Care EHR, Post-acute Care EHR, and TruBridge. As a result, retention of existing EHR customers is a key component of our long-term growth strategy by protecting this base of potential cross-sell customers, while at the same time serving as a leading indicator of our market position and stability of revenues and cash flows.

 Additionally, as we consider the long-term growth prospects of our business, we are seeking to further stabilize our revenues and cash flows and leverage TruBridge services as a growth agent in light of a relatively mature EHR marketplace. As a result, we are placing ever-increasing value in further developing our already significant recurring revenue base. As such, maintaining and growing recurring revenues are additional key components of our long-term growth strategy, aided by the aforementioned focus on customer retention, and include a renewed focus on driving demand for subscriptions for our existing technology solutions.

 Our business model is designed such that, as revenue growth materializes, earnings and profitability growth are naturally bolstered through the increased margin realization afforded us by operating leverage. Once a hospital has installed our solutions, we continue to provide support services to the customer on a continuing basis and make available to the customer our broad portfolio of business management, consulting, and managed IT services, all of which contribute to recurring revenue growth. The provision of these recurring revenue services typically requires fewer resources than the initial system installation, resulting in increased overall gross margins and operating margins.

We also look to increase margins through cost containment measures where appropriate as we continue to leverage opportunities for greater operating efficiencies of the combined entity. For example, during the first quarter of 2018, we further integrated our acute care product lines into a combined client support group. Using best practices of the combined companies' implementation processes, we have decreased travel costs for our acute care installations by approximately 25%. During the fourth quarter of 2017, TruBridge eliminated approximately $0.6 million per quarter of cloud hosting service costs for the HHI customer base by utilizing in-house resources. Also, during the first quarter of 2017 and the third quarter of 2018, we instituted a limited-time, voluntary severance program offering those employees meeting certain predetermined criteria severance packages involving continuing periodic cash payments and healthcare benefits for varying periods, depending upon the individual's years of service with the Company.
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
We have historically made financing arrangements available to clients on a case-by-case basis depending upon the various aspects of the proposed contract and customer attributes. Our system sales revenues are now weighted more heavily in the form of financed sales, compared to upfront and subscription payment modules. These financing arrangements include short-term payment plans and longer-term lease financing through us or third-party financing companies. For those clients not seeking a financing arrangement, the payment schedule of the typical contract is structured to provide for a scheduling deposit due at contract signing, with the remainder of the contracted fees due at various stages of the installation process (delivery of hardware, installation of software and commencement of training, and satisfactory completion of a monthly accounting cycle or end-of-month operation by each respective application, as applicable).
During 2018 and 2017, total financing receivables increased by $7.8 million and $15.5 million, respectively, which had a significant impact on operating cash flow. This increase in financing arrangements was primarily due to two reasons. First, meaningful use stage three ("MU3") installations are primarily financed through short-term payment plans and demand for such installation has increased since late 2017. Second, competitor financing options, primarily through accounts receivables management collections and cloud EHR arrangements, have applied pressure to reduce initial customer capital investment requirements for new EHR installations, leading to the offering of long-term lease options. During 2018, increases in financing receivables were partially offset by cash receipts related to MU3 installations completed during late 2017 and 2018.
We have also historically made our software applications available to clients through "Software as a Service" or "SaaS" configurations, including our Cloud Electronic Health Record ("Cloud EHR") offering. These offerings are attractive to some clients because this configuration allows them to obtain access to advanced software products without a significant initial capital outlay. We have experienced an increase in the prevalence of such SaaS arrangements for new system installations and add-on sales to existing clients since 2015, a trend we expect to continue for the foreseeable future. Unlike our perpetual license arrangements under which the related revenue is recognized effectively upon installation, the SaaS arrangements result in revenue being recognized monthly as the services are provided over the term of the arrangement. As a result, the effect of this trend on the Company's financial statements is reduced system sales revenues during the period of installation in exchange for increased recurring periodic revenues (reflected in system sales and support revenues) over the term of the SaaS arrangement.

2018 Financial Overview
We generated revenues of $280.4 million from the sale of our products and services during 2018, compared to $276.9 million during 2017, an increase of 1% that is primarily attributed to TruBridge recurring revenue growth, which was partially offset by decreases of recurring and non-recurring revenues for both our Acute Care EHR and our Post-acute Care EHR segments. We view sales of TruBridge solutions within our existing EHR client base as our leading performance indicator. Our net income (loss) increased to income of $17.6 million in 2018 compared to a loss of $17.4 million in 2017, primarily due to a $28.0 million goodwill impairment charge for our post-acute care EHR reporting unit during 2017. Our operating income (loss) increased to income of $24.9 million in 2018 compared to a loss of $4.8 million in 2017, primarily due to the aforementioned goodwill impairment in 2017. Net cash provided by operating activities increased by $0.3 million, from $23.6 million provided by operations for 2017 to $23.9 million provided by operations for 2018. This increase was primarily due to an increase in net income partially offset by disadvantageous cash changes in working capital, most notably decreases in payables and other liabilities.
Results of Operations
The following table sets forth certain items included in our results of operations for each of the three years in the period ended December 31, 2018, expressed as a percentage of our total revenues for these periods:

	Year ended December 31,
	2018		2017		2016
(In thousands)	Amount	% Sales	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
System sales and support:
Acute Care EHR	$157,972	56.3%	$164,228	59.3%	$159,146	59.5%
Post-acute Care EHR	22,192	7.9%	24,033	8.7%	26,519	9.9%
Total system sales and support	180,164	64.2%	188,261	68.0%	185,665	69.5%
TruBridge	100,247	35.8%	88,666	32.0%	81,607	30.5%
Total sales revenues	280,411	100.0%	276,927	100.0%	267,272	100.0%
Costs of sales:
System sales and support:
Acute Care EHR	69,831	24.9%	72,537	26.2%	78,272	29.3%
Post-acute Care EHR	6,153	2.2%	7,481	2.7%	9,610	3.6%
Total system sales and support	75,984	27.1%	80,018	28.9%	87,882	32.9%
TruBridge	54,699	19.5%	49,636	17.9%	45,656	17.1%
Total costs of sales	130,683	46.6%	129,654	46.8%	133,538	50.0%
Gross profit	149,728	53.4%	147,273	53.2%	133,734	50.0%
Operating expenses:
Product development	36,371	13.0%	33,737	12.2%	29,095	10.9%
Sales and marketing	30,713	11.0%	33,021	11.9%	27,194	10.2%
General and administrative	47,275	16.9%	46,923	16.9%	52,888	19.8%
Amortization of acquisition-related intangibles	10,487	3.7%	10,406	3.8%	10,182	3.8%
Goodwill impairment	—	—%	28,000	10.1%	—	—%
Total operating expenses	124,846	44.5%	152,087	54.9%	119,359	44.7%
Operating income (loss)	24,882	8.9%	(4,814)	(1.7)%	14,375	5.4%
Other income (expense):
Other income	803	0.3%	407	0.1%	220	0.1%
Loss on extinguishment of debt	—	—%	(1,340)	(0.5)%	—	—%
Interest expense	(7,577)	(2.7)%	(7,736)	(2.8)%	(6,609)	(2.5)%
Total other income (expense)	(6,774)	(2.4)%	(8,669)	(3.1)%	(6,389)	(2.4)%
Income (loss) before taxes	18,108	6.5%	(13,483)	(4.9)%	7,986	3.0%
Provision for income taxes	476	0.2%	3,933	1.4%	4,053	1.5%
Net income (loss)	$17,632	6.3%	$(17,416)	(6.3)%	$3,933	1.5%

2018 Compared to 2017
Revenues. Total revenues for the year ended December 31, 2018 increased 1%, or $3.5 million, compared to the year ended December 31, 2017.
System sales and support revenues, consisting of the Acute Care EHR and Post-acute Care EHR segments, decreased by 4%, or $8.1 million, from the year ended December 31, 2017. System sales and support revenues were comprised of the following for the year ended December 31, 2018 and 2017:

	Year ended December 31,
(In thousands)	2018	2017
Recurring system sales and support revenues (1)
Acute Care EHR	$111,936	$113,056
Post-acute Care EHR	18,599	20,122
Total recurring system sales and support revenues	130,535	133,178
Non-recurring system sales and support revenues (2)
Acute Care EHR	46,036	51,172
Post-acute Care EHR	3,593	3,911
Total non-recurring system sales and support revenues	49,629	55,083
Total system sales and support revenue	$180,164	$188,261

(1) Mostly comprised of support and maintenance, third-party subscriptions, and SaaS revenues.
(2) Mostly comprised of installation revenues from the sale of our acute and post-acute care EHR solutions and related applications under a perpetual (non-subscription) licensing model.
  Non-recurring system sales and support revenues decreased $5.5 million, or 10%, primarily due to Acute Care EHR new system implementation volatility and relative weakness in non-MU3 related add-on sales, resulting in an overall decrease in Acute Care EHR non-recurring revenues of $5.1 million, or 10.0%. MU3 implementations contributed $14.1 million of Acute Care EHR non-recurring revenue during 2018, relatively flat compared to $14.2 million during 2017. New system implementation revenues decreased by $2.4 million, as we installed our Acute Care EHR solutions at twenty-six new hospital clients during 2018 (three under a SaaS arrangement, under which the related costs are all captured in the period of the installation with the resulting revenue recognized ratably over the contractual term as the services are provided), compared to twenty-nine new hospital clients during 2017 (three under a SaaS arrangement). There was also a decrease of $2.7 million in non-MU3 related add-on sales in 2018 as a result of the Company's and clients' emphasis on MU3 certification prior to the October 1, 2019 deadline. Non-recurring Post-acute Care EHR revenues decreased by $0.3 million in 2018, or 8%, as a result of slower new installation bookings in late 2017 and 2018 due to aggressive competition. Our efforts to make technological improvements to the AHT product line have resulted in increased bookings and installations during the later half of 2018.
Recurring system sales and support revenues decreased $2.6 million, or 2%, during 2018. Acute Care EHR recurring revenues decreased by $1.1 million, or 1%, as a result of less aggresive pursuit of annual support price increases for the existing customer base to ease the impact of MU3 implementation, coupled with attrition primarily from the Centriq customer base, which has outweighed new customer growth. Post-acute Care EHR recurring revenues decreased by $1.5 million, or 8%, due to attrition attributed to the aforementioned aggressive competitive environment.
TruBridge revenues increased 13%, or $11.6 million, in 2018 compared to 2017. Our hospital clients operate in an environment typified by rising costs and increased complexity and are increasingly seeking to alleviate themselves of the ever-increasing administrative burden of operating their own business office functions. Most notably, an expanded customer base for our accounts receivable management services resulted in increased revenues of $8.8 million, or 34%, and for our medical coding services resulted in increased revenues of $3.0 million, or 49%, compared to 2017. Our managed IT services also increased by $0.7 million, or 7%, primarily due to cloud computing services growth. Our insurance services revenues increased by $0.8 million compared to 2017 due to a growing customer base for the TruBridge RCM software. These increases were partially offset by a $1.7 million, or 42%, decrease in consulting services revenues as consulting opportunities related to Thrive software add-on sales have decreased and medical coding initiatives have been completed.
Costs of Sales. Total costs of sales increased by 1%, or $1.0 million, in 2018 compared to 2017. As a percentage of total revenues, costs of sales were 47% in 2017 and 2018.

Costs of Acute Care EHR system sales and support decreased by $2.7 million, or 4%, compared to 2017, primarily due to a $1.1 million, or 21%, decrease in equipment costs (which are minimal for MU3 implementations), and decreased travel costs of $1.9 million, or 29%, due to improved implementation techniques, partially offset by a $1.2 million, or 11%, increase in third-party software costs, primarily due to fees for use of CPT codes implemented by the AMA during 2018 that are passed to the customer. The dual effect of decreased revenues and these beneficial cost improvements resulted in the gross margin on Acute Care EHR system sales and support remaining steady at 56% for 2017 and 2018.
Costs of Post-acute Care EHR system sales and support decreased by $1.3 million, or 18%, in 2018 compared to 2017 primarily due to reduced payroll costs of $0.8 million, or 19%, as the realization of HHI integration synergies over the trailing twelve months has resulted in reduced headcount. Third-party software costs, hardware costs, and travel costs decreased by a total of $0.5 million due to the decreased installation volume mentioned above. The gross margin on Post-acute Care EHR system sales and support increased to 72% for 2018, compared to 69% for 2017.
Our costs associated with TruBridge increased 10%, or $5.1 million in 2018, with the largest contributing factor being an increase in payroll and related costs of 20%, or $6.4 million, as a result of adding more employees during the trailing twelve months in order to support and develop our growing customer base. Increased payroll was partially offset by an approximate $1.8 million decrease in cloud hosting costs primarily as a result of vendor consolidation during the fourth quarter of 2017 for cloud services provided to the HHI customer base. The gross margin on these services increased to 45% in 2018 compared to 44% in 2017.
Product Development. Product development expenses consist primarily of compensation and other employee-related costs (including stock-based compensation) and infrastructure costs incurred, but not capitalized, for new product development and product enhancements. Product development expenses increased 8%, or $2.6 million, in 2018 compared to 2017, as a result of increased headcount dedicated to functionality additions and enhancements across the product lines, as well as integration across product lines.
Sales and Marketing. Sales and marketing expenses decreased 7%, or $2.3 million, in 2018 compared to 2017, primarily due to a 8%, or $1.0 million, reduction in payroll costs attributed to lower headcount and a $1.3 million decrease in commission costs primarily due to lower EHR non-recurring revenue generated.
General and Administrative. General and administrative expenses increased 1%, or $0.4 million, in 2018 compared to 2017, primarily due to increases in stock compensation of $1.3 million, legal and accounting costs of $0.5 million, and employee health costs of $0.3 million. These increases were partially offset by a $1.2 million decrease in voluntary severance program expense and a $0.6 million decrease in depreciation expense compared to 2017.
Amortization of Acquisition-Related Intangibles. Amortization expense associated with acquisition-related intangible assets increased $0.1 million in 2018 compared to 2017 due to the retirement of Rycan related trademarks, for which the estimated useful life of the Rycan trademark was reduced and ended during 2018. All software and services previously provided under the Rycan name now are marketed under TruBridge trademarks.
Goodwill Impairment. There was not a goodwill impairment during 2018. During 2017, we recorded a goodwill impairment of $28.0 million against our post-acute care EHR reporting unit. The cumulation of events, including anticipated attrition of significant customer accounts and a product development acceleration investment plan in our post-acute care EHR software, triggered management to re-assess future discounted cash flow projections for the post-acute care EHR reporting unit.
Total Operating Expenses. As a percentage of total revenues, total operating expenses decreased to 45% in 2018, compared to 55% in 2017.
Total Other Income (Expense). Total other income (expense) decreased from expense of $8.7 million during 2017 to expense of $6.8 million during 2018, primarily due to the $1.3 million loss on extinguishment of debt incurred during 2017. In addition, our reduction in debt, plus our improved leverage ratio which resulted in more favorable interest rates on our long-term debt, reduced our debt interest expense in 2018. Our interest income increased by $0.4 million due to the expansion of long-term payment plans offered to our clients.
Income Before Taxes. As a result of the foregoing factors, income before taxes increased to $18.1 million in 2018, compared to a loss of $13.5 million in 2017.
Provision for Income Taxes. Our effective income tax rates for 2018 and 2017 were 3% and (29)%, respectively. Our effective tax rate for 2018 was impacted by the reduction in our corporate federal tax rate from 35% to 21% effective at the beginning of 2018. In addition, our implementation of ASC 730 Safe Harbor Directive has significantly increased our estimated

R&D tax credits for the 2017 and 2018 tax years, resulting in a further decrease in our effective rate for 2018. The effective tax rate for 2017 was significantly impacted by tax shortfalls related to stock-based compensation resulting from the adoption of ASU 2016-09, the non-deductible nature of our goodwill impairment charges, and the effect of tax reform legislation.
Net Income (loss). Net income (loss) for 2018 increased by $35.0 million to a net income of $17.6 million, or $1.26 per basic and diluted share, compared with a loss of $17.4 million, or $1.27 per basic and diluted share, for 2017. The goodwill impairment expense inclusive in the 2017 loss resulted in a negative impact of $28.0 million ($2.09 per share).
2017 Compared to 2016
Revenues. Total revenues for the year ended December 31, 2017 increased 4%, or $9.7 million, compared to the year ended December 31, 2016.
System sales and support revenues, consisting of the Acute Care EHR and Post-acute Care EHR segments, increased by 1%, or $2.6 million, from the year ended December 31, 2016. System sales and support revenues were comprised of the following for the year ended December 31, 2017 and 2016:

	Year ended December 31,
(In thousands)	2017	2016
Recurring system sales and support revenues (1)
Acute Care EHR	$113,056	$117,482
Post-acute Care EHR	20,122	20,082
Total recurring system sales and support revenues	133,178	137,564
Non-recurring system sales and support revenues (2)
Acute Care EHR	51,172	41,664
Post-acute Care EHR	3,911	6,437
Total non-recurring system sales and support revenues	55,083	48,101
Total system sales and support revenue	$188,261	$185,665

(1) Mostly comprised of support and maintenance, third-party subscriptions, and SaaS revenues.
(2) Mostly comprised of installation revenues from the sale of our acute and post-acute care EHR solutions and related applications under a perpetual (non-subscription) licensing model.
 Nonrecurring Acute Care EHR system sales and support revenues increased $9.5 million, or 23%, primarily as Evident's new installations and add-on volumes increased by $10.5 million, or 34%, partially offset by a $1.0 million decrease in Healthland's nonrecurring revenue. Related to Evident's new system installation volumes, we went live with our Thrive EHR solution at twenty-nine new hospital clients during 2017 (three of which were under a Cloud EHR arrangement) compared to twenty-one new hospital clients during 2016 (five of which were under a Cloud EHR arrangement), with a resulting revenue increase of $2.4 million. Evident's add-on sales increased $8.1 million due to installations related to meaningful use stage three compliance. These increases were partially offset by a decrease in nonrecurring Post-acute Care EHR revenues of $2.5 million, or 39%, compared with 2016, as a result of slowing new installation bookings due to aggressive competition and the need for technological improvement in the AHT products.

 Recurring Acute Care EHR system sales and support revenues decreased $4.4 million, or 4%. Our recently acquired Healthland customer base contains a heavy concentration of calendar year-end support and maintenance renewal terms. As a result, the majority of the revenue impact related to Healthland attrition through 2016 customer support terminations did not materialize until 2017. Post-acute Care EHR recurring revenues remained relatively flat compared to 2016.

 TruBridge revenues increased 9%, or $7.1 million, from 2016. Our hospital customers operate in an environment typified by rising costs and increased complexity and are increasingly seeking to alleviate themselves of the ever-increasing administrative burden of operating their own business office functions, resulting in an expanded customer base for our accounts receivable management services (increasing 11%, or $2.6 million). Our insurance services revenues increased 9%, or $1.6 million, as our 2016 acquisition of HHI exposed Rycan’s solutions to a broader and more robust sales channel. Our IT managed services revenues have increased 14%, or $1.3 million, as we continue to see increasing demand for remote hosting for our acute and post-acute care EHR solutions. Our medical coding services have increased 60%, or $2.3 million, as new key customers have been added. These increases were partially offset by a decrease in nonrecurring consulting services of $0.6 million, or 15%.

 Costs of Sales. Total costs of sales decreased by 3%, or $3.9 million, from 2016. As a percentage of total revenues, costs of sales decreased from 50% in 2016 to 47% in 2017.

 Costs of Acute Care EHR system sales and support decreased by 7%, or $5.7 million, from 2016 primarily due to the realization of planned HHI acquisition synergies over the past two years, coupled with expected declining Healthland installation volumes. As a result, the gross margin on Acute Care EHR system sales and support increased to 56% in 2017 from 51% in 2016.

 Costs of Post-acute Care EHR system sales and support decreased by 22%, or $2.1 million, from 2016, primarily due to decreased payroll costs of $1.2 million, or 22%, as the realization of HHI acquisition synergies over the trailing twelve months have resulted in a decrease in associated headcount. Third party software costs, hardware costs, and travel costs decreased by a total of $0.9 million due to the decreased installation volume mentioned above. The gross margin on Post-acute Care EHR systems sales and support increased to 69% in 2017, from 64% in 2016.

 Our costs of sales associated with TruBridge increased 9%, or $4.0 million, in 2017 with the largest contributing factor being an increase in payroll and related costs of 14%, or $4.0 million, as a result of adding more employees during the trailing twelve months in order to support and develop our growing customer base and increase capacity in advance of anticipated future increases in demand. The gross margin on these services remained flat at 44% in 2017 and 2016.

 Product Development Costs. Product development costs consist primarily of compensation and other employee-related costs (including stock-based compensation) and infrastructure costs incurred, but not capitalized, for new product development and product enhancements. Product development costs increased 16%, or $4.6 million, from 2016, as a result of increased headcount dedicated to functionality additions and enhancements across the product lines, as well as integration across product lines.

  Sales and Marketing Expenses. Sales and marketing expense increased 21%, or $5.8 million, from 2016, with the largest contributing factor being a $4.9 million increase in commission expense resulting from the aforementioned increase in Evident’s new system implementation and add-on volumes, including Cloud EHR arrangements and related revenues and continued bookings growth for TruBridge.

 General and Administrative Expenses. General and administrative expenses decreased 11%, or $6.0 million, from 2016, primarily due to $8.2 million in HHI transaction costs during 2016 with none in 2017. This decrease was partially offset by an increase of $0.4 million in employee health claims, a $0.6 million increase in stock compensation, and a $1.2 million increase in bad debt expense, as our exposure to financially distressed clients increased during 2017, resulting in increased customer-specific reserves. The proliferation of customer financing has greatly increased our balance sheet risk, necessitating an increase in related general reserves.

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

 Total Operating Expenses. As a percentage of total revenues, total operating expenses increased to 55% in 2017 compared to 45% in 2016. Excluding the aforementioned non-cash $28.0 million goodwill impairment expense, as a percentage of total revenues, total operating expenses remained flat at 45% in 2017 and 2016.

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

  Income (loss) Before Taxes. As a result of the foregoing factors, income before taxes decreased by 269%, or $21.5 million, from 2016.

 Provision for Income Taxes. Our effective income tax rates for 2017 and 2016 were (29)% and 51%, respectively. Our effective tax rate for the year ended December 31, 2017 was significantly impacted by tax shortfalls related to stock-based compensation resulting from our adoption of ASU 2016-09, the non-deductible nature of our goodwill impairment charges, and the effect of recent tax reform legislation. These three factors combined for a net $8.8 million expense during 2017, impacting the period's effective tax rate by approximately 65%. Our effective tax rate for the year ended December 31, 2016 was uncharacteristically high, primarily due to permanent non-deductible acquisition transaction costs of $3.8 million.

 Net Income (loss). Net income (loss) for 2017 decreased by $21.3 million to a net loss of $17.4 million, or $1.27 loss per basic and diluted share, compared with net income of $3.9 million, or $0.29 per basic and diluted share, for 2016. Net loss represented 6% of revenue for 2017, compared to net income representing 2% of revenue for 2016.
Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2018, our principal sources of liquidity consisted of cash and cash equivalents of $5.7 million and our remaining borrowing capacity under the revolving credit facility of $20.3 million, compared to $0.5 million of cash and cash equivalents and $17.0 million of remaining borrowing capacity under our revolving credit facility as of December 31, 2017. In conjunction with our acquisition of HHI in January 2016, we entered into a syndicated credit agreement with Regions Bank which provided for a $125 million term loan facility and a $50 million revolving credit facility. On October 13, 2017, the Company entered into a Second Amendment to refinance and decrease the aggregate principal amount of the credit facilities from $175 million to $162 million, which included a $117 million term loan facility and a $45 million revolving credit facility. On February 8, 2018, the Company entered into a Third Amendment to increase the aggregate principal amount of the credit facilities from $162 million to $167 million, which includes a $117 million term loan facility and a $50 million revolving credit facility.
As of December 31, 2018, we had $132.1 million in principal amount of indebtedness outstanding under our credit facilities. We believe that our cash and cash equivalents of $5.7 million as of December 31, 2018, the future operating cash flows of the combined entity, and our remaining borrowing capacity under the revolving credit facility of $20.3 million as of December 31, 2018, taken together, provide adequate resources to fund ongoing cash requirements for the next twelve months. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of filing of this Annual Report on Form 10-K. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.
Operating Cash Flow Activities
2018 Compared to 2017. Net cash provided by operating activities increased slightly by $0.3 million, from $23.6 million provided by operations for 2017 to $23.9 million provided by operations for 2018. The increase is primarily due to net income, exclusive of non-cash goodwill impairment charges, which increased $7.0 million, mostly offset by less cash-advantageous changes in working capital. Working capital was a net use of cash during 2018 in the amount of $18.9 million compared to a net use during 2017 of $13.8 million, mostly as cash flow headwinds related to growth in accounts receivable and financing receivables were more than offset by the timing of vendor, payroll and tax payments. Our system sales revenues are now weighted more heavily in the form of financed sales, compared to upfront and subscription payment models. This increase in financing arrangements during 2018 and 2017 is primarily due to two reasons. First, meaningful use stage three ("MU3") installations are primarily financed through short-term payment plans and demand for such installations has increased since late 2017. Second, competitor financing options, primarily through accounts receivables management collections and cloud EHR arrangements, have applied pressure to reduce initial customer capital investment requirements for new EHR installations, leading to the offering of long-term lease options. During 2018, increases in financing receivables were partially offset by cash receipts related to MU3 installations completed during late 2017 and 2018.

2017 Compared to 2016. Net cash provided by operating activities increased $21.5 million, from $2.1 million provided by operations for 2016 to $23.6 million provided by operations for 2017. This increase is primarily due to net income, exclusive of non-cash goodwill impairment charges, which increased by $6.7 million, and cash-advantageous changes in working capital. During 2016, we invested heavily in improving the working capital of the HHI entities post-acquisition in order to normalize the aging of vendor payables and improve acquired vendor relationships, resulting in a combined cash outflow related to changes in accounts payable and other liabilities of $12.8 million during 2016. Comparatively, the timing of vendor payments during 2017 resulted in expansion of these liabilities and a resulting benefit to cash flows of $6.8 million, for a total beneficial swing in cash flows from these working capital components of $19.7 million.
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
Investing Cash Flow Activities
2018 Compared to 2017. Net cash used in investing activities increased slightly with $1.0 million used in 2018 compared to $0.7 million used during 2017.
2017 Compared to 2016. Net cash used in investing activities decreased to $0.7 million in 2017 from $151.8 million used during 2016. We utilized cash (net of cash acquired) of $162.6 million for the acquisition of HHI during 2016, partially offset by sales of investments in available-for-sale securities of $10.9 million during this period.
Financing Cash Flow Activities
2018 Compared to 2017. During 2018, our financing activities used net cash of $17.7 million, as we paid a net $11.4 million in long-term debt principal and declared and paid dividends in the amount of $5.6 million. During 2018, we made a $7.3 million prepayment on our term loan facility by drawing down on our revolving credit facility, in accordance with the excess cash flow mandatory prepayment requirements of our credit agreement. We expect to make a $7.0 million prepayment during 2019 in accordance with the excess cash flow mandatory prepayment requirements of our credit agreement. Financing cash flow activities used $24.6 million during 2017, primarily due to $12.1 million net paid in long-term debt principal and $11.6 million cash paid in dividends. The decrease in dividends paid was a result of moving to a fixed dividend policy during 2017.
We believe that paying dividends is an effective way of providing an investment return to our stockholders and a beneficial use of our cash. However, the declaration of dividends by CPSI is subject to compliance with the terms of our credit agreement and the discretion of our Board of Directors, which may decide to change or terminate the Company's dividend policy at any time. Our Board of Directors will continue to take into account such matters as general business conditions, capital needs, our financial results and such other factors as our Board of Directors may deem relevant.
2017 Compared to 2016. During 2017, our financing activities used net cash of $24.6 million, as we paid $12.8 million in long term debt and capital lease principal and we declared and paid dividends in the amount of $11.6 million. Financing cash flow activities provided $127.0 million during 2016, primarily due to the proceeds of the aforementioned credit facility of $156.4 million partially offset by $25.1 million cash paid in dividends.
Credit Agreement
As of December 31, 2018, we had $102.4 million in principal amount outstanding under our term loan facility and $29.7 million in principal amount outstanding under our revolving credit facility. Each of our credit facilities continues to bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted LIBOR rate for the relevant interest period, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate plus one percent per annum, or (3) a combination of (1) and (2). The applicable margin range for LIBOR loans and the letter of credit fee ranges from 2.0% to 3.5%. The applicable margin range for base rate loans ranges from 1.0% to 2.5%, in each case based on the Company's consolidated leverage ratio.

Principal payments with respect to the term loan facility are due on the last day of each fiscal quarter beginning December 31, 2017, with quarterly principal payments of approximately $1.46 million through September 30, 2019, approximately $2.19 million through September 30, 2021 and approximately $2.93 million through September 30. 2022, with maturity on October 13, 2022 or such earlier date as the obligations under our credit agreement become due and payable pursuant to the terms of our credit agreement. Any principal outstanding under our revolving credit facility is due and payable on the amended maturity date.
Our credit facilities are secured pursuant to a Pledge and Security Agreement, dated January 8, 2016, among the parties identified as obligors therein and Regions, as collateral agent, on a first priority basis by a security interest in substantially all of the tangible and intangible assets (subject to certain exceptions) of the Company and certain subsidiaries of the Company, as guarantors (collectively, the “Subsidiary Guarantors”), including certain registered intellectual property and the capital stock of certain of the Company’s direct and indirect subsidiaries. Our obligations under our credit agreement are also guaranteed by the Subsidiary Guarantors.
The credit agreement, as amended by the Third Amendment, provides incremental facility capacity of $50 million, subject to certain conditions. The credit agreement includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. The credit agreement requires the Company to maintain a minimum fixed charge coverage ratio of 1.25:1.00 throughout the duration of such agreement. Under the credit agreement, the Company is required to comply with a maximum consolidated leverage ratio of 3.95:1.00 through December 31, 2017 and 3.50:1.00 from January 1, 2018 and thereafter. The credit agreement also contains customary representations and warranties, affirmative covenants and events of default. We believe that we were in compliance with the covenants contained in the credit agreement as of December 31, 2018.
The credit agreement requires the Company to mandatorily prepay our credit facilities with (i) 75% of excess cash flow (minus certain specified other payments) during each of the fiscal years ending December 31, 2017 and December 31, 2018 and (ii) 50% of excess cash flow (minus certain specified other payments) during the fiscal year ending December 31, 2019 and thereafter. The Company is permitted to voluntarily prepay the credit facilities at any time without penalty, subject to customary “breakage” costs with respect to prepayments of LIBOR rate loans made on a day other than the last day of any applicable interest period. The excess cash flow mandatory prepayment requirement under the credit agreement resulted in a $7.3 million prepayment on  term loan facility during the first quarter of 2018 related to excess cash flow generated by the Company during 2017. This mandatory prepayment was funded by drawing down on our revolving credit facility, as excess cash flow generated by the Company during 2017 was primarily used to voluntarily prepay amounts due under our revolving credit Facility.
Bookings
Bookings is a key operational metric used by management to assess the relative success of our sales generation efforts, and were as follows for the years ended December 31, 2018 and 2017, respectively:

(in thousands)	2018	2017
System sales and support (1)
Acute Care EHR	$58,924	$72,673
Post-acute Care EHR	3,840	4,809
Total system sales and support	62,764	77,482

TruBridge (2)	25,244	31,435

Total bookings	$88,008	$108,917

(1) Generally calculated as the total contract price (for system sales) and annualized contract value (for support).
(2) Generally calculated as the total contract price (for non-recurring, project-related amounts) and annualized contract value (for recurring amounts).

  Acute Care EHR bookings in 2018 decreased by $13.7 million, or 19%, compared to 2017, mostly due to the demand dynamics related to the Company's MU3 software applications. Bookings during 2017 were heavily influenced by the then-deadline of January 1, 2018 for hospital compliance with the MU3 rules. Since that time, CMS adopted rules in August 2018 that effectively delayed the deadline for compliance to October 1, 2019. While we do not believe these events significantly alter the total opportunity presented by MU3, it has impacted our periodic bookings results by naturally extending the sales cycle.
Post-acute Care EHR bookings in 2018 decreased by $1.0 million, or 20%, compared to 2017. New business opportunities for this segment, which consist solely of the operations of AHT, have suffered as a result of increased competition and underinvestment in AHT's product offerings (particularly prior to our acquisition of AHT as part of the January 2016 acquisition of HHI), making functionality and usability comparisons less favorable for AHT. Although management has formulated a strategy and enacted steps to improve the related product functionality and usability and is confident that such measures will translate into improved future bookings performance (and, eventually, revenue growth), there can be no guarantee that this strategy will be successful. During the fourth quarter of 2017, the anticipated attrition of significant customer accounts and a product development acceleration investment plan in our Post-acute Care EHR software led management to record a goodwill impairment of $28.0 million against our Post-acute Care EHR reporting unit as of December 31, 2017.
We continue to execute on our TruBridge strategy by moving up-market and targeting larger healthcare facilities while expanding the scope of our relationships with new and existing clients by increasing revenue-generating touchpoints within those facilities. Our initial success in that endeavor has resulted in bookings volatility as our periodic bookings are heavily influenced by low-volume, high-value deals. Such large, enterprise client wins resulted in TruBridge bookings for 2017 that were the highest in TruBridge history. Absent any such large, enterprise client wins during 2018, TruBridge bookings experienced a normalization that resulted in a decrease of $6.2 million, or 20%, from 2017. We continue to see demand for TruBridge's products and services that alleviate administrative burden on our clients and allow them to take advantage of our specialized capabilities. Particularly strong demand exists for TruBridge's accounts receivable management and medical coding services.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements, as defined by Item 303(a)(4) of SEC Regulation S-K, as of December 31, 2018.
The Company has other lease rights and obligations that it accounts for as operating leases that may be reclassified as balance sheet arrangements under accounting pronouncements recently finalized by the FASB.
Contractual Obligations

As of December 31, 2018, our material obligations requiring payments in the future are set forth below to reflect (i) our real estate lease obligations (ii) our capital lease obligations, and (iii) the Company’s debt obligations under our credit facilities in connection with the Company’s acquisition of HHI and its wholly-owned subsidiaries, and related interest payments as follows:

	Payment due by period
(In thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$7,685	$1,482	$1,957	$1,731	$2,515
Capital lease obligations	250	250	—	—	—
Debt obligations	132,125	6,581	18,281	107,263	—
Interest on debt obligations	22,838	6,746	12,119	3,973	—
Total contractual obligations	$162,898	$15,059	$32,357	$112,967	$2,515

Interest on debt obligations for floating rate instruments, as calculated above, assumes rates in effect at December 31, 2018 remain constant.

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
System Sales and Support
The Company enters into contractual obligations to sell perpetual software licenses, installation, conversion and related training services, hardware and software application support, and hardware maintenance services to acute care and post-acute care community hospitals.
•Non-recurring Revenues
•Perpetual software licenses and installation, conversion, and related training services are not considered separate and distinct performance obligations due to the proprietary nature of our software and are, therefore, accounted for as a single performance obligation on a module-by-module basis. Revenue is recognized as each module's implementation is completed based on the module's stand-alone selling price ("SSP"), net of discounts. Fees for licenses and installation, conversion, and related training services are typically due in three installments: (1) at placement of order, (2) upon installation of software and commencement of training, and (3) upon satisfactory completion of monthly accounting cycle or end-of-month operation by application and as applicable for each application. Often, short-term and/or long-term financing arrangements are provided for software implementations; refer to Note 10 - Financing Receivables for further information. Electronic health records ("EHR") implementations include a system warranty that terminates thirty days from the software go-live date, the date which the client begins using the system in a live environment.
•Hardware revenue is recognized separately from software licenses at the point in time it is delivered to the client. The SSP of hardware is cost plus a reasonable margin. Payment is generally due upon delivery of the hardware to the client. Standard manufacturer warranties apply to hardware.
•Recurring Revenues
•Software application support and hardware maintenance services sold with software licenses and hardware are separate and distinct performance obligations. Revenue for support and maintenance services is recognized based on SSP, which is the renewal price, ratably over the life of the contract, which is generally three to five years. Payment is due monthly for support services provided.
•Subscriptions to third party content revenue is recognized as a separate performance obligation ratably over the subscription term based on SSP, which is cost plus a reasonable margin. Payment is due monthly for subscriptions to third party content.
•Software as a Service ("SaaS") arrangements for EHR software and related conversion and training services are considered a single performance obligation. Revenue is recognized on a monthly basis as the SaaS service is provided to the client over the contract term. Payment is due monthly for SaaS services provided.

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
TruBridge also provides professional IT services. Revenue from professional IT services is recognized as the services are performed based on SSP. Payment is due monthly as services are performed.
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
Quantitative and Qualitative Disclosures about Market and Interest Rate Risk
Our exposure to market risk relates primarily to the potential change in the British Bankers Association London Interbank Offered Rate ("LIBOR"). We had $132.1 million of outstanding borrowings under our credit facilities with Regions Bank at December 31, 2018. The term loan facility and revolving credit facility bear interest at a rate per annum equal to an applicable margin plus (1) the Adjusted LIBOR rate for the relevant interest period, (2) an alternate base rate determined by reference to the greatest of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate plus one percent per annum, or (3) a combination of (1) and (2). Accordingly, we are exposed to fluctuations in interest rates on borrowings under our credit facilities. A one hundred basis point change in interest rate on our borrowings outstanding as of December 31, 2018 would result in a change in interest expense of approximately $1.3 million annually.

We did not have investments as of December 31, 2018. We do not utilize derivative financial instruments to manage our interest rate risks.
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
Management assessed the effectiveness of CPSI’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on our assessment and those criteria, management believes that CPSI maintained effective control over financial reporting as of December 31, 2018.
The independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and has also issued its report on the effectiveness of the Company’s internal control over financial reporting included in this report on page 55.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
Computer Programs and Systems, Inc.:

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Computer Programs and Systems, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated March 18, 2019 expressed an unqualified opinion on those financial statements.

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
March 18, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Stockholders
Computer Programs and Systems, Inc.:

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Computer Programs and Systems, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule under Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 18, 2019 expressed an unqualified opinion.

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

Atlanta, Georgia
March 18, 2019

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$5,732	$520
Accounts receivable, net of allowance for doubtful accounts of $2,124 and $2,654, respectively	40,474	38,061
Financing receivables, current portion, net	15,059	15,055
Inventories	1,498	1,417
Prepaid income taxes	2,120	—
Prepaid expenses and other	5,055	2,824
Total current assets	69,938	57,877
Property and equipment, net	10,875	11,692
Financing receivables, net of current portion	19,263	11,485
Other assets, net of current portion	995	—
Intangible assets, net	86,226	96,713
Goodwill	140,449	140,449
Total assets	$327,746	$318,216
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,668	$7,620
Current portion of long-term debt	6,486	5,820
Deferred revenue	10,201	8,707
Accrued vacation	3,929	3,794
Income taxes payable	—	810
Other accrued liabilities	12,219	14,098
Total current liabilities	38,503	40,849
Long-term debt, net of current portion	124,583	136,614
Deferred tax liabilities	4,877	4,667
Total liabilities	167,963	182,130
Stockholders’ equity:
Common stock, $0.001 par value per share; 30,000 shares authorized; 14,083 and 13,760 shares issued and outstanding	14	14
Additional paid-in capital	164,793	155,078
Accumulated deficit	(5,024)	(19,006)
Total stockholders’ equity	159,783	136,086
Total liabilities and stockholders’ equity	$327,746	$318,216
The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year ended December 31,
	2018	2017	2016
Sales revenues:
System sales and support	$180,164	$188,261	$185,665
TruBridge	100,247	88,666	81,607
Total sales revenues	280,411	276,927	267,272
Costs of sales (exclusive of amortization shown separately below):
System sales and support	75,984	80,018	87,882
TruBridge	54,699	49,636	45,656
Total costs of sales	130,683	129,654	133,538
Gross profit	149,728	147,273	133,734
Operating expenses:
Product development	36,371	33,737	29,095
Sales and marketing	30,713	33,021	27,194
General and administrative	47,275	46,923	52,888
Amortization of acquisition-related intangibles	10,487	10,406	10,182
Goodwill impairment	—	28,000	—
Total operating expenses	124,846	152,087	119,359
Operating income (loss)	24,882	(4,814)	14,375
Other income (expense):
Other income	803	407	220
Loss on extinguishment of debt	—	(1,340)	—
Interest expense	(7,577)	(7,736)	(6,609)
Total other income (expense)	(6,774)	(8,669)	(6,389)
Income (loss) before taxes	18,108	(13,483)	7,986
Provision for income taxes	476	3,933	4,053
Net income (loss)	$17,632	$(17,416)	$3,933
Net income (loss) per share - basic	$1.26	$(1.27)	$.29
Net income (loss) per share - diluted	$1.26	$(1.27)	$.29
Weighted average shares outstanding used in per common share computations:
Basic	13,561	13,419	13,255
Diluted	13,568	13,419	13,255
The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$17,632	$(17,416)	$3,933
Other comprehensive income (loss), net of tax
Change in unrealized income with realized income on the Statements of Operations	—	—	38
Total other comprehensive income (loss), net of tax	—	—	38
Comprehensive income (loss)	$17,632	$(17,416)	$3,971
The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at December 31, 2015	11,303	$11	$44,187	$(38)	$31,206	$75,366
Net income (loss)	—	—	—	—	3,933	3,933
Change in unrealized income with realized income on the Statements of Operations	—	—	—	38	—	38
Common stock issued as consideration for acquisition of HHI	1,974	2	89,801	—	—	89,803
Fair value of options issued as consideration for acquisition of HHI	—	—	7,213	—	—	7,213
Common stock issued upon exercise of stock options	169	—	1,134	—	—	1,134
Issuance of restricted stock	87	—	—	—	—	—
Stock-based compensation	—	—	5,366	—	—	5,366
Dividends	—	—	—	—	(25,093)	(25,093)
Excess (deficit) tax benefit from share-based compensation	—	—	210	—	—	210
Balance at December 31, 2016	13,533	$13	$147,911	$—	$10,046	$157,970
Net income (loss)	—	—	—	—	(17,416)	(17,416)
Common stock issued upon exercise of stock options	1	—	1	—	—	1
Issuance of restricted stock	226	1	—	—	—	1
Stock-based compensation	—	—	7,166	—	—	7,166
Dividends	—	—	—	—	(11,636)	(11,636)
Balance at December 31, 2017	13,760	$14	$155,078	$—	$(19,006)	$136,086
Net income (loss)	—	—	—	—	17,632	17,632
Adoption of accounting standards (Note 2)	—	—	—	—	1,970	1,970
Issuance of restricted stock	326	—	—	—	—	—
Forfeiture of restricted stock	(3)	—	—	—	—	—
Stock-based compensation	—	—	9,715	—	—	9,715
Dividends	—	—	—	—	(5,620)	(5,620)
Balance at December 31, 2018	14,083	$14	$164,793	$—	$(5,024)	$159,783
The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2018	2017	2016
Operating Activities
Net income (loss)	$17,632	$(17,416)	$3,933
Adjustments to net income (loss):
Provision for bad debt	3,176	3,421	2,259
Deferred taxes	(364)	1,421	3,672
Stock based compensation	9,715	7,166	5,366
Excess tax benefit from shared-based compensation	—	—	(210)
Depreciation	1,795	2,473	3,062
Amortization of acquisition-related intangibles	10,487	10,406	10,182
Amortization of deferred finance costs	345	645	673
Goodwill impairment	—	28,000	—
Loss on extinguishment of debt	—	1,340	—
Changes in operating assets and liabilities (net of acquired assets and liabilities):
Accounts receivable	(3,898)	(7,847)	(3,927)
Financing receivables	(9,473)	(17,308)	1,514
Inventories	(81)	280	14
Prepaid expenses and other	549	(30)	1,787
Accounts payable	(1,952)	779	(5,588)
Deferred revenue	264	2,867	(13,662)
Other liabilities	(1,336)	6,069	(7,250)
Prepaid income taxes/income taxes payable	(2,930)	1,377	280
Net cash provided by operating activities	23,929	23,643	2,105
Investing Activities
Purchases of property and equipment	(978)	(726)	(39)
Purchase of business, net of cash received	—	—	(162,611)
Sale of investments	—	—	10,861
Net cash used in investing activities	(978)	(726)	(151,789)
Financing Activities
Dividends paid	(5,620)	(11,636)	(25,092)
Proceeds from long-term debt	—	—	121,397
Payments of long-term debt principal	(13,105)	(6,338)	(3,125)
Proceeds from revolving line of credit	7,300	777	35,000
Payments of revolving line of credit	(5,590)	(6,500)	(2,000)
Payments on capital lease	(315)	(296)	(71)
Payments of contingent consideration	(409)	(625)	(500)
Proceeds from exercise of stock options	—	1	1,134
Excess tax benefit from stock-based compensation	—	—	210
Net cash (used in) provided by financing activities	(17,739)	(24,617)	126,953
Increase (decrease) in cash and cash equivalents	5,212	(1,700)	(22,731)
Cash and cash equivalents at beginning of year	520	2,220	24,951
Cash and cash equivalents at end of year	$5,732	$520	$2,220
Continued on following page.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(In thousands)

	Year ended December 31,
	2018	2017	2016
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,138	$6,953	$5,876
Cash paid for income taxes, net of refund	$3,771	$1,134	$110
Supplemental disclosure of non-cash flow information:
Fair value of common stock and options issued as consideration for acquisition of HHI	$—	$—	$97,017
Write-off of fully depreciated assets	$8,244	$6,049	$2,769
Capital lease obligation	$—	$—	$933
The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018
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
Presentation
Effective January 1, 2018, our interface services team, which provides the design, development, implementation, and support services for all interfaces for data exchange from the CPSI applications and was previously considered a part of our product development division, has been integrated with our acute care client service team. This transition has worked to create a consistent, personal, and convenient service experience for our clients characterized by transparent communication with prompt resolution. With this change, the payroll and related costs of this group of employees that were formerly included within the caption "Product development" on our consolidated statements of operations are now included within the caption "System sales and support - Cost of sales."
This reclassification had no effect on previously reported total sales revenues, operating income (loss), income (loss) before taxes or net income (loss).
Amounts presented for the years ended December 31, 2017 and 2016, have been reclassified to conform to the current presentation. The following table provides the amounts reclassified for the year ended December 31, 2017:

(In thousands)	As previously reported	Reclassifications	As reclassified
Costs of sales:
System sales and support	$75,994	4,024	$80,018
Operating expenses:
Product development	$37,761	(4,024)	$33,737
 The following table provides the amounts reclassified for the year ended December 31, 2016:

(In thousands)	As previously reported	Reclassifications	As reclassified
Costs of sales:
System sales and support	$84,356	3,526	$87,882
Operating expenses:
Product development	$32,621	(3,526)	$29,095

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
Inventories
Inventories are stated at lower of cost or net realizable value using the average cost method. The Company’s inventories are comprised of computer equipment, forms and supplies. For cash flow presentation, inventory used by the Company and capitalized as property and equipment is shown as a change in inventory.
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
We did not identify any events or circumstances that would require interim goodwill impairment testing prior to October 1, 2017. Based on our assessment as of October 1, 2017, we determined that there was no impairment of goodwill for our Acute Care EHR and TruBridge reporting units. We also determined as of October 1, 2017, that it was more likely than not that we did not have an impairment of our Post-acute Care EHR reporting unit. During the fourth quarter of 2017, the cumulation of events, including anticipated attrition of significant post-acute customer accounts and a product development acceleration plan for our post-acute EHR software, triggered management to re-assess future discounted cash flow projections incorporated in the October 1, 2017 annual assessment to include updated assumptions for the aforementioned fourth quarter events impacting the Post-acute Care EHR reporting unit. The result of our fair value assessment, which applied a combination of the income and market valuation approach, measured the reporting unit's fair value less than the reporting unit's carrying value. A goodwill impairment of $28.0 million was recorded against our Post-acute Care EHR reporting unit for the year ended December 31, 2017. We determined there was no impairment to goodwill for the year ended December 31, 2018.
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
During the fourth quarter of 2017, the cumulation of events, including anticipated attrition of significant post-acute customer accounts and a product development acceleration investment plan in our Post-acute Care EHR software, triggered management to assess the recoverability of purchased intangible assets related to our Post-acute Care EHR asset group. We determined there was no impairment to purchased intangible assets as of December 31, 2018 or 2017.

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
•System Sales and Support
The Company enters into contractual obligations to sell perpetual software licenses, installation, conversion, and related training services, hardware and software application support, and hardware maintenance services to acute care and post-acute care community hospitals.
•Non-recurring Revenues
•Perpetual software licenses and installation, conversion, and related training services are not considered separate and distinct performance obligations due to the proprietary nature of our software and are, therefore, accounted for as a single performance obligation on a module-by-module basis. Revenue is recognized as each module's implementation is completed based on the module's stand-alone selling price ("SSP"), net of discounts. Fees for licenses and installation, conversion, and related training services are typically due in three installments: (1) at placement of order, (2) upon installation of software and commencement of training, and (3) upon satisfactory completion of monthly accounting cycle or end-of-month operation by application and as applicable for each application. Often, short-term and/or long-term financing arrangements are provided for software implementations; refer to Note 10 - Financing Receivables for further information. Electronic health records ("EHR") implementations include a system warranty that terminates thirty days from the software go-live date, the date which the client begins using the system in a live environment.
•Hardware revenue is recognized separately from software licenses at the point in time it is delivered to the client. The SSP of hardware is cost plus a reasonable margin. Payment is generally due upon delivery of the hardware to the client. Standard manufacturer warranties apply to hardware.
•Recurring Revenues
•Software application support and hardware maintenance services sold with software licenses and hardware are separate and distinct performance obligations. Revenue for support and maintenance services is recognized based on SSP, which is the renewal price, ratably over the life of the contract, which is generally three to five years. Payment is due monthly for support services provided.
•Subscriptions to third-party content revenue is recognized as a separate performance obligation ratably over the subscription term based on SSP, which is cost plus a reasonable margin. Payment is due monthly for subscriptions to third party content.
•Software as a Service ("SaaS") arrangements for EHR software and related conversion and training services are considered a single performance obligation. Revenue is recognized on a monthly basis as the SaaS service is provided to the client over the contract term. Payment is due monthly for SaaS services provided.
Refer to Note 17 for further information, including revenue by client base (acute care or post-acute care) bifurcated by recurring and non-recurring revenue.

•TruBridge
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
TruBridge also provides professional IT services. Revenue from professional IT services is recognized as the services are performed based on SSP. Payment is due monthly as services are performed.
•Deferred Revenue
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

(In thousands)	For Year Ended December 31, 2018
Balance as of January 1, 2018	$9,937
Deferred revenue recorded	19,818
Less deferred revenue recognized as revenue	(19,554)
Balance as of December 31, 2018	$10,201
The deferred revenue recorded during the year December 31, 2018 is comprised primarily of the annual renewals of certain software subscriptions billed during the year and deposits collected for future EHR installations. The deferred revenue recognized as revenue during 2018 is comprised primarily of the periodic recognition of annual renewals that were deferred until earned and deposits for future EHR installations that were deferred until earned.
•Costs to Obtain and Fulfill a Contract with a Customer
Costs to obtain a contract include the commission costs related to SaaS arrangements, which are capitalized and amortized ratably over the expected life of the customer. As a practical expedient, we generally recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset would have been one year or less, with the exception of commissions generated from TruBridge sales. TruBridge commissions, which are paid up to twelve months in advance, are capitalized and amortized over the prepayment period. Costs to obtain a contract are expensed within sales and marketing expenses in the accompanying consolidated statements of operations.
Contract fulfillment costs related to the implementation of SaaS arrangements are capitalized and amortized ratably over the expected life of the customer. Costs to fulfill contracts consist of the payroll costs for the implementation of SaaS arrangements, including time for training, conversion, and installation that is necessary for the software to be utilized. Contract fulfillment costs are expensed within the caption "System sales and support - Cost of sales" in the accompanying consolidated statements of operations.
Costs to obtain and fulfill contracts related to SaaS arrangements are included within the "Prepaid expenses and other" and "Other assets, net of current portion" line items on our consolidated balance sheets.

(In thousands)	For Year Ended December 31, 2018
Balance as of January 1, 2018	$3,775
Costs to obtain and fulfill contracts capitalized	3,345
Less costs to obtain and fulfill contracts recognized as expense	(4,103)
Balance as of December 31, 2018	$3,017

•Significant Judgments
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
•Remaining Performance Obligations
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
Product Development Costs
Product development costs are expensed as incurred. Product development costs totaled approximately $36.4 million, $33.7 million, and $29.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
New Accounting Standards Adopted in 2018
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes prior revenue recognition guidance. This guidance was effective for fiscal years and interim periods within those years beginning after December 15, 2017, which was effective for the Company as of the first quarter of our fiscal year ended December 31, 2018. We adopted this new accounting standard codified as Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, and the related amendments (the "new revenue standard") during the first quarter of 2018 and have applied it to all contracts using the modified retrospective method, pursuant to which the cumulative effect of initially applying the new revenue standard is recognized as an adjustment to retained earnings and impacted balance sheet line items as of January 1, 2018, the date of adoption. The comparative previous period information continues to be reported under the accounting standards in effect for that period.
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
In accordance with the new revenue standard requirements, the disclosures of the impact of adoption on our consolidated statement of operations and balance sheet were as follows:

	For Year Ended December 31, 2018
(In thousands)	As reported	Balances without adoption of ASC 606	Effect of adoption increase/(decrease)
Consolidated Statements of Operations
Revenue: TruBridge	$100,247	$100,264	$(17)
Cost of sales: System sales and support	75,984	75,857	127
Gross profit	149,728	149,872	(144)
Sales and marketing	30,713	30,083	630
Operating income	24,882	25,656	(774)
Provision for income taxes	476	638	(162)
Net income	$17,632	$18,244	$(612)

	December 31, 2018
(In thousands)	As reported	Balances without adoption of ASC 606	Effect of adoption increase/(decrease)
Consolidated Balance Sheet
Prepaid assets and other	$5,055	$3,032	$2,023
Other assets, net of current	995	—	995
Total assets	327,746	324,728	3,018
Deferred revenue	10,201	8,953	1,248
Deferred tax liability	4,877	4,466	411
Total liabilities	167,963	166,304	1,659
Accumulated deficit	$(5,024)	$(6,383)	$1,359
The effects of the changes in balance sheet accounts resulting from the adoption of the new revenue standard are primarily due to the beginning adjustments for adoption mentioned above, accompanied by incremental changes resulting from activity during the period ended December 31, 2018.
The new revenue standard requirements did not impact our net cash provided by or used in operating, investing, or financing cash flows on our consolidated statements of cash flows, although components within changes in operating assets and liabilities were immaterially impacted by adoption.
In August 2016, the FASB issued ASU 2016-15, Classifications of Certain Cash Receipts and Cash Payments, which clarifies cash flow classification for eight specific issues, including debt prepayment or extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and proceeds from the settlement of corporate-owned life insurance policies. This guidance was effective for fiscal years and interim periods within those years beginning after December 15, 2017, which was effective for the Company as of the first quarter of our fiscal year ended December 31, 2018. The adoption of ASU 2016-15 did not have a material effect on our financial statements.

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

New Accounting Standards Yet to be Adopted
In February 2016, the FASB issued ASU 2016-02, Leases, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new guidance will require the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. This guidance will be effective for fiscal years and interim periods within those years beginning after December 15, 2018, which will be effective for the Company as of the first quarter of our fiscal year ending December 31, 2019. We will adopt this standard using the modified retrospective method, in which the cumulative effect of initially applying the guidance will be recognized as an adjustment to impacted balance sheet line items as of January 1, 2019. The impact on the financial statements of implementation of this standard is an approximately $4.9 million increase in lease assets and lease liabilities as of the adoption date.

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
We believe the acquisition of HHI:
•strengthened our position in providing healthcare information systems to community healthcare organizations by combining hospital customers;
•introduced CPSI to the post-acute care market; and
•expanded the products offered by and capabilities of TruBridge with the addition of Rycan and its suite of revenue cycle management software products.
These factors, combined with the synergies and economies of scale expected from combining the operations of CPSI and HHI, were the basis for the acquisition.
Consideration for the acquisition included cash (net of cash of the acquired entities) of $162.6 million (inclusive of seller's transaction expenses), 1,973,880 shares of common stock of CPSI ("CPSI Common Stock"), and the assumption by CPSI of stock options that became exercisable for 174,972 shares of CPSI Common Stock. During 2015, we incurred approximately $3.0 million of pre-tax costs in connection with the acquisition of HHI. During the year ended December 31, 2016, we incurred approximately $8.2 million, of pre-tax acquisition costs in connection with the acquisition of HHI. We incurred no such costs during the year ended December 31, 2017 or 2018. Acquisition costs are included in general and administrative expenses in our consolidated statements of operations.

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
The following unaudited pro forma revenue, net income and earnings per share amounts for the year ended December 31, 2016 gives effect to the HHI acquisition as if it had been completed on January 1, 2015. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of what the operating results actually would have been during the periods presented had the HHI acquisition been completed during the periods presented. In addition, the unaudited pro forma financial information does not purport to project future operating results. The pro forma information does not fully reflect: (1) any anticipated synergies (or costs to achieve synergies) or (2) the impact of non-recurring items directly related to the HHI acquisition.

Year Ended December 31,
(In thousands, except per share data, unaudited)	2016
Pro forma revenues	$270,974
Pro forma net income	$8,538
Pro forma diluted earnings per share	$.64
Pro forma net income was calculated by adjusting the results for the applicable period to reflect (i) the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied on January 1, 2015 and (ii) adjustments to amortized revenue during fiscal 2016 as a result of the acquisition date valuation of assumed deferred revenue. The pro forma results for each period also reflect the pro forma adjustment to interest expense as a result of the incurrence of new debt to finance the acquisition and elimination of Healthland debt in conjunction with the acquisition.
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

4.  PROPERTY AND EQUIPMENT
Property and equipment were comprised of the following at December 31, 2018 and 2017:

(In thousands)	2018	2017
Land	$2,848	$2,848
Buildings and improvements	7,752	8,240
Computer equipment	2,766	3,245
Leasehold improvements	1,198	5,001
Office furniture and fixtures	1,938	2,462
Automobiles	18	70
	16,520	21,866
Less: accumulated depreciation	(5,645)	(10,174)
Property and equipment, net	$10,875	$11,692

5.  OTHER ACCRUED LIABILITIES
Other accrued liabilities were comprised of the following at December 31, 2018 and 2017:

(In thousands)	2018	2017
Salaries and benefits	$8,722	$8,432
Severance	992	1,139
Commissions	830	2,416
Self-insurance reserves	1,017	1,024
Contingent consideration	206	586
Other	452	501
Other accrued liabilities	$12,219	$14,098
The accrued contingent consideration depicted above represents the earnout incentive for former Rycan shareholders and was paid in full subsequent to December 31, 2018.
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

The following is a calculation of the basic and diluted EPS for the Company's common stock, including a reconciliation between net income (loss) and net income (loss) attributable to common stockholders for the years ended December 31, 2018, 2017, and 2016:

(In thousands, except for per share data)	2018	2017	2016
Basic EPS
Numerator
Net income (loss)	$17,632	$(17,416)	$3,933
Less: Net (income) loss attributable to participating securities	(595)	316	(38)
Net income (loss) attributable to common stockholders	$17,037	$(17,100)	$3,895

Denominator
Weighted average shares outstanding used in basic per common share computations	13,561	13,419	13,255

Basic EPS	$1.26	$(1.27)	$.29

Diluted EPS
Numerator
Net income (loss) attributable to common stockholders	$17,037	$(17,100)	$3,895
Reallocation of net income (loss) attributable to participating securities	—	—	—
Net income (loss) attributable to common stockholders for diluted EPS	$17,037	$(17,100)	$3,895

Denominator
Weighted average shares outstanding used in basic per common share computations	13,561	13,419	13,255
Weighted average effect of dilutive securities:
Performance share awards	7	—	—
Weighted average shares outstanding used in diluted per common share computations	13,568	13,419	13,255

Diluted EPS	$1.26	$(1.27)	$.29

7.  INCOME TAXES
The Company accounts for income taxes in accordance with the FASB’s Codification topic, Income Taxes. These provisions require a company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. The Company did not have any unrecognized tax positions as of December 31, 2018 and 2017.
The federal returns for tax years 2015 through 2017 remain open to examination, and the tax years 2014 through 2017 remain open to examination by certain other taxing jurisdictions to which the Company is subject. Additional years may be open to the extent attributes are being carried forward to an open year.
Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized.

On December 22, 2017, H.R. 1, commonly known as the Tax Cuts and Jobs Act (the "Act"), was signed into law. Among other things, the Act reduced our corporate federal tax rate from 35% to 21% effective January 1, 2018. As a result we are required to re-measure, through income tax expense, our deferred tax assets and liabilities using the enacted rate at which we expect them to be recovered or settled. The re-measurement of our net deferred tax liability resulted in an additional tax benefit of $1.9 million for the period ended December 31, 2017.
Deferred tax assets and liabilities were comprised of the following at December 31, 2018 and 2017:

(In thousands)	2018	2017
Deferred tax assets:
Accounts receivable and financing receivables	$1,112	$1,395
Accrued vacation	529	519
Stock-based compensation	2,264	1,416
Deferred revenue	250	132
Accrued severance	173	207
Accrued liabilities and other	—	884
Fixed assets	—	172
Credits	1,984	—
Net operating loss	10,347	13,261
Deferred tax assets	16,659	17,986
Less: Valuation allowance	456	1,605
Total deferred tax assets	$16,203	$16,381
Deferred tax liabilities:
Intangible assets	$19,957	$21,048
Accrued liabilities and other	897	—
Fixed assets	226	—
Total deferred tax liabilities	$21,080	$21,048
Total net deferred tax liability	$(4,877)	$(4,667)
Significant components of the income tax provision for the years ended December 31, 2018, 2017 and 2016 were as follows:

(In thousands)	2018	2017	2016
Current provision:
Federal	$(594)	$1,535	$(72)
State	1,434	977	453
Deferred provision:
Federal	649	1,070	4,144
State	(1,013)	351	(472)
Total income tax provision	$476	$3,933	$4,053

The difference between income taxes at the U.S. federal statutory income tax rate of 21% for year ended December 31, 2018, and 35% for years ended December 31, 2017 and 2016, and those reported in the consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016 are as follows:

(In thousands)	2018	2017	2016
Income taxes at U.S. federal statutory rate	$3,803	$(4,584)	$2,795
Provision-to-return adjustments	(112)	433	325
State income tax, net of federal tax effect	1,109	458	5
Domestic production activities deduction	—	(280)	—
Tax credits	(3,428)	(393)	(349)
Transaction costs	—	—	1,312
Goodwill impairment	—	9,520	—
Stock-based compensation	356	1,155	—
Deferred impact of tax reform	—	(1,890)	—
Change in valuation allowance	(1,149)	(304)	—
Other	(103)	(182)	(35)
Total income tax provision	$476	$3,933	$4,053
Our effective tax rates for the years ended December 31, 2018, 2017 and 2016 were 3%, (29)% and 51%, respectively. Our effective tax rate for 2018 was impacted by the reduction in our corporate federal tax rate from 35% to 21% effective at the beginning of 2018. In addition, our implementation of ASC 730 Safe Harbor Directive has significantly increased our estimated R&D tax credits for the 2017 and 2018 tax years, resulting in a further decrease in our effective rate for 2018. Our effective tax rate for the year ended December 31, 2017 was significantly impacted by tax shortfalls related to stock-based compensation resulting from our adoption of ASU 2016-09, the non-deductible nature of our goodwill impairment charges, and the effect of recent tax reform legislation. These three factors combined for a net $8.8 million tax expense impact during 2017, affecting the period's effective tax rate by approximately 65%. Our effective tax rate for the year ended December 31, 2016 was uncharacteristically high, primarily due to permanent non-deductible acquisition transaction costs of $3.8 million.
We have federal net operating loss carryfowards related to the acquisition of HHI of $70.5 million, $53.9 million, and $40.5 million for years ending December 31, 2016, 2017, and 2018, respectively, which expire at various dates from 2028 to 2035. We have state net operating loss carryforwards related to the acquisition of HHI of $46.5 million, $37.1 million, and $34.5 million for years ending December 31, 2016, 2017, and 2018, respectively, which expire at various dates from 2019 to 2035.
Realization of deferred tax assets associated with the state net operating loss carryforward is dependent upon generating sufficient taxable income prior to their expiration. We believe it is more likely than not that the benefit from certain state NOL carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance on the deferred tax assets related to these state NOL carryforwards of $1.6 million after December 31, 2017 and  $0.5 million after December 31, 2018. The change in valuation allowance was based on evidence supporting that valuation allowances are not needed and should be released for HHI's standalone NOLs.
8.  STOCK-BASED COMPENSATION
The Company's stock-based compensation awards are in the form of restricted stock and performance share awards granted pursuant to the Company's 2012 Restricted Stock Plan for Non-Employee Directors and Amended and Restated 2014 Incentive Plan (the "Plans"). Stock-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee’s or non-employee director’s requisite service period. As of December 31, 2018, there were a total of 324,257 shares of common stock reserved under the Plans for issuance under future share-based payment arrangements.

The following table details total stock-based compensation expense for the years ended December 31, 2018, 2017 and 2016, included in the consolidated statements of operations:

(In thousands)	2018	2017	2016
Costs of sales	$2,134	$1,750	$1,396
Operating expenses	7,581	5,416	3,970
Pre-tax stock-based compensation expense	9,715	7,166	5,366
Less: income tax effect	(2,040)	(2,795)	(2,093)
Net (after tax) stock-based compensation expense	$7,675	$4,371	$3,273
As of December 31, 2018, there was $12.9 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans, which is expected to be recognized over a weighted-average period of 1.9 years.
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
A summary of restricted stock activity (including shares of restricted stock issued pursuant to the settlement of performance share awards) under the Plans during the years ended December 31, 2018, 2017 and 2016 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock outstanding at January 1, 2016	191,397	$57.12
Granted	86,984	52.21
Vested	(93,496)	57.48
Nonvested stock outstanding at December 31, 2016	184,885	$54.63
Granted	225,954	32.79
Vested	(101,644)	55.58
Nonvested stock outstanding at December 31, 2017	309,195	$38.36
Granted	148,841	30.20
Performance share awards converted to restricted stock	177,395	29.94
Vested	(156,988)	40.52
Forfeited	(3,311)	30.20
Nonvested stock outstanding at December 31, 2018	475,132	$32.00
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

In the event that the Company's financial performance meets the predetermined targets for the performance objectives of the one-year or three-year performance share awards, the Company will issue each award recipient the number of shares of restricted stock or common stock, as applicable, equal to the target award specified in the individual's underlying performance share award agreement. In the event the financial results of the Company exceed the predetermined targets, additional shares up to the maximum award may be issued. In the event the financial results of the Company fall below the predetermined targets, a reduced number of shares may be issued. If the financial results of the Company fall below the threshold performance levels, no shares will be issued. The total number of shares issued for the three-year performance share award may be increased, decreased, or unchanged based on the TSR modifier described above.
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
A summary of performance share award activity under the 2014 Incentive Plan for the years ended December 31, 2018, 2017 and 2016, is as follows, based on the target award amounts set forth in the performance share award agreements:

	Shares	Weighted-Average Grant-Date Fair Value
Performance share awards outstanding at January 1, 2016	49,471	$49.29
Granted	77,594	49.64
Forfeited or unearned	(49,471)	49.29
Performance share awards outstanding at December 31, 2016	77,594	$49.64
Granted	189,325	29.94
Forfeited or unearned	(77,594)	49.64
Performance share awards outstanding at December 31, 2017	189,325	$29.94
Granted	184,776	30.15
Forfeited or unearned	(11,930)	29.94
Performance share awards converted to restricted stock	(177,395)	29.94
Performance share awards outstanding at December 31, 2018	184,776	$30.15

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
10.  FINANCING RECEIVABLES
Total financing receivables were $34.3 million as of December 31, 2018, compared with $26.5 million as of December 31, 2017.
Short-Term Payment Plans
The Company provides fixed monthly payment arrangements ("short-term payment plans") over terms ranging from three to twelve months for meaningful use stage three and other add-on software installations. As a practical expedient, we do not adjust the amount of consideration recognized as revenue for the financing component as unearned income when we expect payment within one year or less. These receivables, included in the current portion of financing receivables, were comprised of the following on December 31, 2018 and 2017:

(In thousands)	2018	2017
Short-term payment plans, gross	$5,773	$9,081
Less: allowance for losses	(404)	(638)
Short-term payment plans, net	$5,369	$8,443
Long-Term Financing Arrangements
Additionally, the Company provides financing for purchases of its information and patient care systems to certain healthcare providers under long-term financing arrangements expiring in various years through 2025. Under long-term financing arrangements, the transaction price is adjusted by a discount rate that reflects market conditions and that would be used for a separate financing transaction between the Company and licensee at contract inception, and takes into account the credit characteristics of the licensee and market interest rates as of the date of the agreement. As such, the amount of fixed fee revenue recognized at the beginning of the license term will be reduced by the calculated financing component. As payments are received from the licensee, the Company recognizes a portion of the financing component as interest income, reported as other income in the consolidated statements of operations. These receivables typically have terms from two to seven years.
 The components of these receivables were as follows on December 31:

(In thousands)	2018	2017
Long-term financing arrangements, gross	$34,841	$22,968
Less: allowance for losses	(2,163)	(2,606)
Less: unearned income	(3,725)	(2,265)
Long-term financing arrangements, net	$28,953	$18,097
Future minimum payments to be received subsequent to December 31, 2018 are as follows:

(In thousands)
2019	$10,825
2020	9,098
2021	6,942
2022	4,792
2023	2,423
Thereafter	761
Total minimum payments to be received	34,841
Less: allowance for losses	(2,163)
Less: unearned income	(3,725)
Receivables, net	$28,953

Credit Quality of Financing Receivables and Allowance for Credit Losses
The following table is a roll-forward of the allowance for financing credit losses for the years ended December 31, 2018 and 2017:

(In thousands)	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
December 31, 2018	$3,244	$1,691	$(2,368)	$—	$2,567
December 31, 2017	$2,198	$1,823	$(777)	$—	$3,244
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
Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. To facilitate customer collection and credit monitoring efforts, financing receivable amounts are invoiced and reclassified to trade accounts receivable when they become due, with all invoiced amounts placed on nonaccrual status. As a result, all past due amounts related to the Company’s financing receivables are included in trade accounts receivable in the accompanying consolidated balance sheets. The following is an analysis of the age of financing receivables amounts (excluding short-term payment plans) that have been reclassified to trade accounts receivable and were past due as of December 31, 2018 and December 31, 2017:

(In thousands)	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due
December 31, 2018	$1,302	$210	$245	$1,757
December 31, 2017	$980	$171	$—	$1,151
For the year ended December 31, 2018, amounts considered past due increased by $0.6 million compared with the year ended December 31, 2017.
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

(In thousands)	December 31, 2018	December 31, 2017
Stratification of uninvoiced client financing receivables based on aging of related trade accounts receivable:
1 to 90 Days Past Due	$17,290	$11,300
91 to 180 Days Past Due	2,247	3,727
181+ Days Past Due	885	967
Total uninvoiced client financing receivables balances of clients with a trade accounts receivable	$20,422	$15,994
Total uninvoiced client financing receivables of clients with no related trade accounts receivable	10,694	4,709
Total financing receivables with contractual maturities of one year or less	5,773	9,081
Less: allowance for losses	(2,567)	(3,244)
Total financing receivables	$34,322	$26,540

11.  INTANGIBLE ASSETS AND GOODWILL
Our purchased definite-lived intangible assets as of December 31, 2018 and 2017 are summarized as follows:

(In thousands)	Customer Relationships	Trademark	Developed Technology	Total
Gross carrying amount	$82,300	$10,900	$24,100	$117,300
Accumulated amortization as of December 31, 2017	(12,937)	(1,682)	(5,968)	(20,587)
Net intangible assets as of December 31, 2017	69,363	9,218	18,132	96,713
Amortization expenses for year ended December 31, 2018	(6,539)	(931)	(3,017)	(10,487)
Net intangible assets as of December 31, 2018	$62,824	$8,287	$15,115	$86,226
Weighted average remaining years of useful life	10	12	5	9
The following table represents the remaining amortization of definite-lived intangible assets as of December 31, 2018:

(In thousands)
For the year ended December 31,
2019	$10,072
2020	10,066
2021	10,066
2022	10,066
2023	10,066
Due thereafter	35,890
Total	$86,226

The following table sets forth the change in the carrying amount of goodwill by segment for the years ended December 31, 2018, 2017, and 2016:

(In thousands)	Acute Care EHR	Post-acute Care EHR	TruBridge	Total
Balance as of December 31, 2015	$—	$—	$—	$—
Goodwill acquired	97,095	57,570	13,784	168,449
Balance as of December 31, 2016	97,095	57,570	13,784	168,449
Goodwill impairment	—	(28,000)	—	(28,000)
Balance as of December 31, 2017 and 2018	$97,095	$29,570	$13,784	$140,449
During 2017, the result of our fair value assessment of the Post-acute Care EHR reporting unit, which applied a combination of the income and market valuation approach, measured the reporting unit's fair value less than the reporting unit's carrying value. A goodwill impairment of $28.0 million was recorded against our Post-acute Care EHR reporting unit as of December 31, 2017 as a result of anticipated attrition of significant post-acute customer accounts and a product development acceleration plan for our post-acute EHR software. We determined there was no impairment to goodwill as of December 31, 2018 or December 31, 2016.
12.  LONG-TERM DEBT
Long-term debt was comprised of the following at December 31, 2018 and 2017:

(In thousands)	December 31, 2018	December 31, 2017
Term loan facility	$102,432	115,538
Revolving credit facility	29,693	27,983
Capital lease obligation	250	565
Debt obligations	132,375	144,086
Less: debt issuance costs	(1,306)	(1,652)
Debt obligation, net	131,069	142,434
Less: current portion	(6,486)	(5,820)
Long-term debt	$124,583	$136,614
As of December 31, 2018, the carrying value of debt approximates the fair value due to the variable interest rate which reflects market rates.
Credit Agreement
In conjunction with our acquisition of HHI in January 2016, we entered into a syndicated credit agreement with Regions Bank ("Regions") serving as administrative agent, which provided for a $125 million term loan facility and a $50 million revolving credit facility. On October 13, 2017, we entered into a Second Amendment to refinance and decrease the aggregate principal amount of the credit facilities from $175 million to $162 million, which included a $117 million term loan facility and a $45 million revolving credit facility. On February 8, 2018, we entered into a Third Amendment to the credit agreement to increase the aggregate principal amount of our credit facilities from $162 million to $167 million, which includes a $117 million term loan facility and a $50 million revolving credit facility.
Each of our credit facilities continues to bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted LIBOR rate for the relevant interest period, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate plus one percent per annum, or (3) a combination of (1) and (2). The applicable margin range for LIBOR loans and the letter of credit fee ranges from 2.0% to 3.5%. The applicable margin range for base rate loans ranges from 1.0% to 2.5%, in each case based on the Company's consolidated leverage ratio.
Principal payments with respect to the term loan facility are due on the last day of each fiscal quarter beginning December 31, 2017, with quarterly principal payments of approximately $1.46 million through September 30, 2019, approximately $2.19 million through September 30, 2021 and approximately $2.93 million through September 30, 2022, with maturity on October

13, 2022 or such earlier date as the obligations under the credit agreement become due and payable pursuant to the terms of the credit agreement. Any principal outstanding under the revolving credit facility is due and payable on the maturity date.
Anticipated annual future maturities of the term loan facility, revolving credit facility, and capital lease obligation are as follows as of December 31, 2018:

(In thousands)
2019	$6,831
2020	8,775
2021	9,506
2022	107,263
Thereafter	—
$132,375
Our credit facilities are secured pursuant to a Pledge and Security Agreement, dated January 8, 2016, among the parties identified as obligors therein and Regions, as collateral agent, on a first priority basis by a security interest in substantially all of the tangible and intangible assets (subject to certain exceptions) of the Company and certain subsidiaries of the Company, as guarantors (collectively, the “Subsidiary Guarantors”), including certain registered intellectual property and the capital stock of certain of the Company’s direct and indirect subsidiaries. Our obligations under the credit agreement are also guaranteed by the Subsidiary Guarantors.
The credit agreement, as amended by the Third Amendment, provides incremental facility capacity of $50 million, subject to certain conditions. The credit agreement includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. The credit agreement requires the Company to maintain a minimum fixed charge coverage ratio of 1.25:1.00 throughout the duration of such agreement. Under the credit agreement, the Company is required to comply with a maximum consolidated leverage ratio of 3.95:1.00 through December 31, 2017 and 3.50:1.00 from January 1, 2018 and thereafter. The credit agreement also contains customary representations and warranties, affirmative covenants and events of default. We believe that we were in compliance with the covenants contained in the credit agreement as of December 31, 2018.
The dividend restriction in the credit agreement provides that no dividends may be paid unless there is no existing default, the dividend will not cause the Company to be out of compliance with the Company’s debt covenants, and as of any date of determination, the aggregate amount of dividends and other distributions made by the Company in any specified period (including the dividend or distribution to be paid on such date) shall not exceed the lesser of (A) the aggregate amount of the Company’s publicly announced dividend policy in effect for each fiscal quarter for the period of four full fiscal quarters most recently ended prior to such date or (B) 70% of the non-GAAP earnings per share for the period of four full fiscal quarters most recently ended prior to such date, calculated by the Company in good faith, in a manner consistent with past practices. For purposes of this restriction, “specified period” means, the period (x) commencing on the first day of the three full fiscal quarter period most recently ended prior to such date through (y) such date of determination. As of December 31, 2018, the Company had the capacity under the credit agreement to pay up to $18.3 million in additional dividends.
The credit agreement requires the Company to mandatorily prepay our credit facilities with (i) 75% of excess cash flow (minus certain specified other payments) during each of the fiscal years ending December 31, 2017 and December 31, 2018 and (ii) 50% of excess cash flow (minus certain specified other payments) during the fiscal year ending December 31, 2019 and thereafter. The Company is permitted to voluntarily prepay our credit facilities at any time without penalty, subject to customary “breakage” costs with respect to prepayments of LIBOR rate loans made on a day other than the last day of any applicable interest period. The excess cash flow mandatory prepayment requirement under the credit agreement resulted in a $7.3 million prepayment on the term loan facility during the first quarter of 2018 related to excess cash flow generated by the Company during 2017. This mandatory prepayment was funded by drawing down on the revolving credit facility, as excess cash flow generated by the Company during 2017 was primarily used to voluntarily prepay amounts due under the revolving credit facility.

13.  BENEFIT PLANS
In January 1994, the Company adopted the CPSI 401(k) Retirement Plan that covers all eligible employees of the Company who have completed one year of service. The plan allows eligible employees to contribute up to 60% of their pre-tax earnings up to the statutory limit prescribed by the Internal Revenue Service. The Company matches a discretionary amount determined by the Board of Directors. The Company contributed approximately $2.6 million, $2.6 million, and $2.8 million to the plan for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company provides certain health and medical benefits to eligible employees, their spouses and dependents pursuant to a benefit plan funded by the Company. Each participating employee contributes to the Company’s costs associated with such benefit plan. The Company’s obligation to fund this benefit plan and pay for these benefits is limited through the Company’s purchase of an insurance policy from a third-party insurer. The amount established as a reserve is intended to recognize the Company’s estimated obligations with respect to its payment of claims and claims incurred but not yet reported under the benefit plan. Management believes that the recorded liability for medical self-insurance at December 31, 2018 and 2017 is adequate to cover the losses and claims incurred, but these reserves are based on estimates and the amount ultimately paid may be more or less than such estimates.
14.  OPERATING LEASES
The Company leased office space during 2018 in various locations in Alabama, Louisiana, Pennsylvania, Minnesota, Colorado, and Mississippi. These leases have terms expiring from 2019 through 2030 but do contain optional extension terms.
The future minimum lease payments payable under these operating leases subsequent to December 31, 2018 are as follows:

(In thousands)
2019	$1,482
2020	997
2021	960
2022	887
2023	844
Thereafter	2,515
$7,685
Total rent expense for the years ended December 31, 2018, 2017, and 2016 was $2.6 million, $2.6 million, $2.7 million, respectively.
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

The accrued contingent consideration depicted below represents the remaining potential earnout incentive for former Rycan shareholders, relating to the purchase of Rycan by HHI in 2015. As a result of 2018 Rycan performance, former Rycan shareholders earned the entirety of the remaining potential earnout. A payout of $409,000 was paid prior to December 31, 2018, and the remaining balance as of December 31, 2018 was paid subsequently. We have estimated the fair value of the remaining contingent consideration based on the amount of revenue that was earned by Rycan for the year ended December 31, 2018 in accordance with the agreement.

		Fair Value at December 31, 2018 Using
		Quoted Prices in
	Carrying	Active Markets for	Significant Other	Significant
	Amount at	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	12/31/2018	(Level 1)	(Level 2)	(Level 3)
Description
Contingent consideration	$206	$—	$—	$206
Total	$206	$—	$—	$206
The following table summarizes the carrying amounts and fair values of certain assets at December 31, 2017:

		Fair Value at December 31, 2017 Using
		Quoted Prices in
	Carrying	Active Markets for	Significant Other	Significant
	Amount at	Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	12/31/2017	(Level 1)	(Level 2)	(Level 3)
Description
Contingent consideration	$586	$—	$—	$586
Total	$586	$—	$—	$586
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
The following table presents a summary of the revenues, cost of sales, and gross profit of our three operating segments for the years ended December 31, 2018, 2017, and 2016:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Revenues:
Acute Care EHR
Recurring revenue	$111,936	$113,056	$117,482
Non-recurring revenue	46,036	51,172	41,664
Total Acute Care EHR revenue	157,972	164,228	159,146
Post-acute Care EHR
Recurring revenue	18,599	20,122	20,082
Non-recurring revenue	3,593	3,911	6,437
Total Post-acute Care EHR revenue	22,192	24,033	26,519
TruBridge	100,247	88,666	81,607
Total revenues	280,411	276,927	267,272

Cost of sales:
Acute Care EHR	69,831	72,537	78,272
Post-acute Care EHR	6,153	7,481	9,610
TruBridge	54,699	49,636	45,656
Total cost of sales	130,683	129,654	133,538

Gross profit:
Acute Care EHR	88,141	91,691	80,874
Post-acute Care EHR	16,039	16,552	16,909
TruBridge	45,548	39,030	35,951
Total gross profit	149,728	147,273	133,734

Corporate operating expenses	(124,846)	(152,087)	(119,359)
Other income	803	407	220
Loss on extinguishment of debt	—	(1,340)	—
Interest expense	(7,577)	(7,736)	(6,609)
Income (loss) before taxes	$18,108	$(13,483)	$7,986

18.  SUBSEQUENT EVENTS
Declaration of Dividends
On February 15, 2019, the Company announced a dividend for the first quarter of 2019 in the amount of $0.10 per share. The dividend was payable on March 18, 2019 to stockholders of record as of the close of business on March 1, 2019.
19.  QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)
The following table presents a summary of our results of operations for our eight most recent quarters ended December 31, 2018. The information for each of these quarters is unaudited and has been prepared on a basis consistent with the audited financial statements. This information includes all adjustments, consisting only of normal recurring adjustments, we consider necessary for fair presentation of this information when read in conjunction with the audited financial statements and related notes. Our operating results have varied on a quarterly basis and may fluctuate significantly in the future.

(In thousands, except for per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2018
Sales revenues	$70,882	$67,905	$69,297	$72,327
Gross profit	39,085	34,846	36,113	39,684
Operating income	7,648	2,225	5,361	9,648
Net income	3,967	328	5,749	7,588
Net income per share
Basic	$0.29	$0.02	$0.41	$0.54
Diluted	$0.29	$0.02	$0.41	$0.54
Year Ended December 31, 2017
Sales revenues	$64,075	$67,677	$67,113	$78,062
Gross profit	32,700	35,991	34,380	44,202
Operating income (loss)	3,234	4,448	5,622	(18,118)
Net income (loss)	246	1,587	2,288	(21,537)
Net income (loss) per share
Basic	$0.02	$0.11	$0.17	$(1.57)
Diluted	$0.02	$0.11	$0.17	$(1.57)

SCHEDULE II
COMPUTER PROGRAMS AND SYSTEMS, INC.
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description		Balance at beginning of period	Additions charged to cost and expenses (1)	Deductions (2)	Balance at end of period
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet	2016	$1,216	$497	$657	$2,370
	2017	$2,370	$1,598	$(1,314)	$2,654
	2018	$2,654	$1,485	$(2,015)	$2,124
1Adjustments to allowance for change in estimates.
2Uncollectible accounts written off, net of recoveries.

Description		Balance at beginning of period	Additions charged to cost and expenses (1)	Deductions (2)	Balance at end of period
Allowance for credit losses deducted from financing receivables in the balance sheet	2016	$654	$1,762	$(218)	$2,198
	2017	$2,198	$1,823	$(777)	$3,244
	2018	$3,244	$1,691	$(2,368)	$2,567
1Adjustments to allowance for change in estimates.
2Uncollectible accounts written off, net of recoveries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
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

Changes in Internal Control over Financial Reporting
  There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to revenue recognition on our financial statements to facilitate adoption on January 1, 2018. There were no significant changes to our internal controls over financial reporting due to the adoption of the new standard.
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
Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders (the "2019 Proxy Statement") to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2019 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2019 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.
Securities Authorized for Issuance Under Equity Compensation Plans
Information regarding securities authorized for issuance under our equity compensation plans is incorporated by reference to the Proxy Statement for the 2019 Annual Meeting of Stockholders of the Company (the "2019 Proxy Statement") to be filed by the Company with the SEC under the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2019 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2019 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) and (2) and (c) – Financial Statements and Financial Statement Schedules.
Financial Statements: The Financial Statements and related Financial Statements Schedule of CPSI are included herein in Part II, Item 8.
(a)(3) and (b) – Exhibits.
The exhibits listed on the Exhibit Index beginning on page 92 of this Annual Report on Form 10-K are filed herewith or are incorporated herein by reference.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 18th day of March, 2019.

COMPUTER PROGRAMS AND SYSTEMS, INC.

By:	/s/ J. Boyd Douglas
J. Boyd Douglas
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ J. Boyd Douglas	President, Chief Executive Officer and Director (principal executive officer)	March 18, 2019
J. Boyd Douglas

/s/ Matt J. Chambless	Chief Financial Officer (principal financial officer)	March 18, 2019
Matt J. Chambless

/s/ David A. Dye	Chairman of the Board and Director, Chief Growth Officer	March 18, 2019
David A. Dye

/s/ James B. Britain	Vice President – Finance and Controller (principal accounting officer)	March 18, 2019
James B. Britain

/s/ Charles P. Huffman	Lead Director	March 18, 2019
Charles P. Huffman

/s/ W. Austin Mulherin, III	Director	March 18, 2019
W. Austin Mulherin, III

/s/ A. Robert Outlaw, Jr.	Director	March 18, 2019
A. Robert Outlaw, Jr.

/s/ Regina M. Benjamin	Director	March 18, 2019
Regina M. Benjamin

/s/ Denise W. Warren	Director	March 18, 2019
Denise W. Warren

/s/ Glenn P. Tobin	Director	March 18, 2019
Glenn P. Tobin

Exhibit Index

Exhibit Number	Description

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

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3 to CPSI’s Current Report on Form 8-K dated October 28, 2013 and incorporated herein by reference)

3.3	Amendment to Amended and Restated Bylaws (filed as Exhibit 3.1 to CPSI’s Current Report on Form 8-K dated January 22, 2019 and incorporated herein by reference)

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

10.10*	Computer Programs and Systems, Inc. Amended and Restated 2014 Incentive Plan (filed as Appendix A to CPSI's Schedule 14A dated March 31, 2017 and incorporated herein by reference)

10.11*	Form of Performance Share Award Agreement under the 2014 Incentive Plan (filed as Exhibit 10.2 to CPSI’s Current Report on Form 8-K dated May 16, 2014 and incorporated herein by reference)

10.12*	Form of Performance Share Award Agreement (Three-Year) under the 2014 Incentive Plan

10.13*	Form of Performance-Based Cash Bonus Award Agreement under the 2014 Incentive Plan (filed as Exhibit 10.3 to CPSI’s Current Report on Form 8-K dated May 16, 2014 and incorporated herein by reference)

10.14*	Form of Restricted Stock Award Agreement under the 2014 Incentive Plan (filed as Exhibit 10.4 to CPSI’s Current Report on Form 8-K dated May 16, 2014 and incorporated herein by reference)

10.15*
Healthland Holding Inc. (f/k/a Dairyland Healthcare Solutions Holding Corp) Stock Incentive Plan (filed as Exhibit 99.1 to CPSI’s Registration Statement on Form S-8 (Registration No. 333-208915) and incorporated herein by reference)

10.16	Commission Program for Troy D. Rosser (filed as Exhibit 10.15 to CPSI's Annual Report on Form 10-K for the period ended December 31, 2016 and incorporated by reference herein)

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

10.2
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

10.23
Second Amendment, dated as of October 13, 2017, by and among Computer Programs and Systems., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to CPSI's Current Report on Form 8-K dated October 17, 2017 and incorporated herein by reference)

10.24
Third Amendment, dated as of February 8, 2018, by and among Computer Programs and Systems., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to CPSI's Current Report on Form 8-K dated February 14, 2018 and incorporated herein by reference)

21.1	Subsidiaries of the registrant

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Annual Report on Form 10-K for the period ended December 31, 2018

*	Management compensation plan or arrangement