Form 10-Q
period 2019-03-31
COMPUTER PROGRAMS & SYSTEMS INC
filed 2019-05-08
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019.

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $.001 per share	CPSI	The NASDAQ Stock Market LLC

As of May 7, 2019, there were 14,355,180 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.
Quarterly Report on Form 10-Q
(For the three months ended March 31, 2019)

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$4,409	$5,732
Accounts receivable, net of allowance for doubtful accounts of $2,080 and $2,124, respectively	39,434	40,474
Financing receivables, current portion, net	14,466	15,059
Inventories	1,750	1,498
Prepaid income taxes	2,275	2,120
Prepaid expenses and other	5,898	5,055
Total current assets	68,232	69,938
Property and equipment, net	10,987	10,875
Operating lease assets	5,882	—
Financing receivables, net of current portion	19,662	19,263
Other assets, net of current portion	924	995
Intangible assets, net	83,703	86,226
Goodwill	140,449	140,449
Total assets	$329,839	$327,746
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,907	$5,668
Current portion of long-term debt	8,597	6,486
Deferred revenue	10,899	10,201
Accrued vacation	4,347	3,929
Other accrued liabilities	9,061	12,219
Total current liabilities	39,811	38,503
Long-term debt, net of current portion	115,448	124,583
Operating lease liabilities, net of current portion	4,608	—
Deferred tax liabilities	5,731	4,877
Total liabilities	165,598	167,963
Stockholders’ equity:
Common stock, $0.001 par value; 30,000 shares authorized; 14,356 and 14,083 shares issued and outstanding, respectively	14	14
Additional paid-in capital	167,229	164,793
Accumulated deficit	(3,002)	(5,024)
Total stockholders’ equity	164,241	159,783
Total liabilities and stockholders’ equity	$329,839	$327,746
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Sales revenues:
System sales and support	$43,247	$45,751
TruBridge	25,894	25,131
Total sales revenues	69,141	70,882
Costs of sales:
System sales and support	18,337	18,417
TruBridge	13,689	13,380
Total costs of sales	32,026	31,797
Gross profit	37,115	39,085
Operating expenses:
Product development	9,228	8,757
Sales and marketing	7,492	7,714
General and administrative	11,824	12,364
Amortization of acquisition-related intangibles	2,523	2,602
Total operating expenses	31,067	31,437
Operating income	6,048	7,648
Other income (expense):
Other income	248	198
Interest expense	(1,804)	(1,978)
Total other income (expense)	(1,556)	(1,780)
Income before taxes	4,492	5,868
Provision for income taxes	1,048	1,901
Net income	$3,444	$3,967
Net income per common share—basic	$0.24	$0.29
Net income per common share—diluted	$0.24	$0.29
Weighted average shares outstanding used in per common share computations:
Basic	13,656	13,475
Diluted	13,656	13,475
Dividends declared per common share	$0.10	$0.10
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount
Balance at December 31 ,2018	14,083	14	164,793	(5,024)	$159,783
Net income	—	—	—	3,444	3,444
Issuance of restricted stock	273	—	—	—	—
Stock-based compensation	—	—	2,436	—	2,436
Dividends	—	—	—	(1,422)	(1,422)
Balance at March 31, 2019	14,356	$14	$167,229	$(3,002)	$164,241

Balance at December 31, 2017	13,760	$14	$155,078	$(19,006)	$136,086
Net income	—	—	—	3,967	3,967
Adoption of accounting standard	—	—	—	1,970	1,970
Issuance of restricted stock	326	—	—	—	—
Stock-based compensation	—	—	1,939	—	1,939
Dividends	—	—	—	(1,394)	(1,394)
Balance at March 31, 2018	14,086	$14	$157,017	$(14,463)	$142,568
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating Activities:
Net income	$3,444	$3,967
Adjustments to net income:
Provision for bad debt	1,207	646
Deferred taxes	854	777
Stock-based compensation	2,436	1,939
Depreciation	361	529
Amortization of acquisition-related intangibles	2,523	2,602
Amortization of deferred finance costs	86	86
Changes in operating assets and liabilities:
Accounts receivable	(156)	(3,004)
Financing receivables	183	(2,432)
Inventories	(251)	59
Prepaid expenses and other	(772)	(527)
Accounts payable	1,239	118
Deferred revenue	698	2,700
Other liabilities	(3,808)	(3,932)
Prepaid income taxes/income taxes payable	(156)	(403)
Net cash provided by operating activities	7,888	3,125
Investing Activities:
Purchases of property and equipment	(473)	(60)
Net cash used in investing activities	(473)	(60)
Financing Activities:
Dividends paid	(1,422)	(1,394)
Payments of long-term debt principal	(7,110)	(8,794)
Payments of contingent consideration	(206)	—
Proceeds from revolving line of credit	—	8,330
Net cash used in financing activities	(8,738)	(1,858)
Increase (decrease) in cash and cash equivalents	(1,323)	1,207
Cash and cash equivalents at beginning of period	5,732	520
Cash and cash equivalents at end of period	$4,409	$1,727
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,289	$1,841
Cash paid for income taxes, net of refund	$350	$1,527
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
Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2018 was derived from the audited consolidated balance sheet at that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of Computer Programs and Systems, Inc. ("CPSI" or the "Company") for the year ended December 31, 2018 and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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

2.     RECENT ACCOUNTING PRONOUNCEMENTS
New Accounting Standards Adopted in 2019
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new guidance requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. We adopted this guidance as of January 1, 2019 using the current period adjustment method. The impact on the financial statements of implementation of this standard was an increase in lease assets and lease liabilities of $4.9 million as of the adoption date, January 1, 2019. Adoption of the standard did not impact our consolidated net earnings or cash flows.
New Accounting Standards Yet to be Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses, which will require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This guidance will be effective for fiscal years and interim periods within those years beginning after December 15, 2019, which is effective for the Company as of the first quarter of our fiscal year ending December 31, 2020. The Company is currently evaluating the impact that the implementation of this standard will have on its financial statements.

We do not believe that any other recently issued but not yet effective accounting standards, if adopted, would have a material impact on our consolidated financial statements.

3.     REVENUE RECOGNITION
Revenue is recognized upon transfer of control of promised products or services to clients in an amount that reflects the consideration we expect to receive in exchange for those products and services. We enter into contracts that can include various combinations of products and services, which are generally distinct and accounted for as separate performance obligations. The Company employs the 5-step revenue recognition model under Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, to: (1) identify the contract with the client, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation.
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
Non-recurring Revenues
•Perpetual software licenses, installation, conversion, and related training are not considered separate and distinct performance obligations due to the proprietary nature of our software and are, therefore, accounted for as a single performance obligation on a module-by-module basis. Revenue is recognized as each module's implementation is completed based on the module's stand-alone selling price ("SSP"), net of discounts. Fees for licenses, installation, conversion, and related training are typically due in three installments: (1) at placement of order, (2) upon installation of software and commencement of training, and (3) upon satisfactory completion of monthly accounting cycle or end-of-month operation by application and as applicable for each application. Often, short-term and/or long-term financing arrangements are provided for software implementations; refer to Note 9 - Financing Receivables for further information. Electronic health records ("EHR") implementations include a system warranty that terminates thirty days from the software go-live date, the date which the client begins using the system in a live environment.
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
Refer to Note 15 - Segment Reporting, for further information, including revenue by client base (acute care or post-acute care) bifurcated by recurring and non-recurring revenue.
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

(In thousands)	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Beginning balance	$10,201	$9,937
Deferred revenue recorded	6,530	7,192
Less deferred revenue recognized as revenue	(5,832)	(4,492)
Ending balance	$10,899	$12,637
The deferred revenue recorded during the three months ended March 31, 2019 is comprised primarily of the annual renewals of certain software subscriptions billed during the first quarter of each year and deposits collected for future EHR installations. The deferred revenue recognized as revenue during the three months ended March 31, 2019 and 2018 is comprised primarily of the periodic recognition of annual renewals that were deferred until earned and deposits for future EHR installations that were deferred until earned.
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

(In thousands)	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Beginning balance	$3,017	$3,775
Costs to obtain and fulfill contracts capitalized	1,922	883
Less costs to obtain and fulfill contracts recognized as expense	(1,134)	(1,050)
Ending balance	$3,805	$3,608
 Remaining Performance Obligations
Disclosures regarding remaining performance obligations are not considered material as the overwhelming majority of the Company's remaining performance obligations either (a) are related to contracts with an expected duration of one year or less, or (b) exhibit revenue recognition in the amount to which the Company has the right to invoice.

4.  PROPERTY AND EQUIPMENT
Property and equipment was comprised of the following at March 31, 2019 and December 31, 2018:

(In thousands)	March 31, 2019	December 31, 2018
Land	$2,848	$2,848
Buildings and improvements	7,752	7,752
Computer equipment	3,099	2,766
Leasehold improvements	1,343	1,198
Office furniture and fixtures	1,934	1,938
Automobiles	18	18
Property and equipment, gross	16,994	16,520
Less: accumulated depreciation	(6,007)	(5,645)
Property and equipment, net	$10,987	$10,875

5.     OTHER ACCRUED LIABILITIES
Other accrued liabilities was comprised of the following at March 31, 2019 and December 31, 2018:

(In thousands)	March 31, 2019	December 31, 2018
Salaries and benefits	$4,643	$8,722
Severance	751	992
Commissions	687	830
Self-insurance reserves	842	1,017
Contingent consideration	—	206
Other	864	452
Operating lease liabilities, current portion	1,274	—
Other accrued liabilities	$9,061	$12,219

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

The following is a calculation of the basic and diluted EPS for the Company's common stock, including a reconciliation between net income and net income attributable to common stockholders:

	Three Months Ended
(In thousands, except per share data)	March 31, 2019	March 31, 2018
Net income	$3,444	$3,967
Less: Net income attributable to participating securities	(130)	(121)
Net income attributable to common stockholders	$3,314	$3,846

Weighted average shares outstanding used in basic per common share computations	13,656	13,475
Add: Dilutive potential common shares	—	—
Weighted average shares outstanding used in diluted per common share computations	13,656	13,475

Basic EPS	$0.24	$0.29
Diluted EPS	$0.24	$0.29
During 2018, performance share awards were granted to certain executive officers and key employees of the Company that will result in the issuance of time-vesting restricted stock if the predefined performance criteria are met. The awards provide for an aggregate target of 92,386 shares, none of which have been included in the calculation of diluted EPS for the three months ended March 31, 2019 because the related threshold award performance level has not been achieved as of March 31, 2019. See Note 8 - Stock-based Compensation for more information.

7.     INCOME TAXES
The Company determines the tax provision for interim periods using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Our effective tax rate for the three months ended March 31, 2019 decreased to 23.3% from 32.4% for the three months ended March 31, 2018. Our implementation of the Internal Revenue Service’s “Guidance for Allowance of the Credit for Increasing Research Activities under IRC Section 41 for Taxpayers that Expense Research and Development Costs on their Financial Statements pursuant to ASC 730,” commonly referred to as the “ASC 730 Safe Harbor Directive,” during the second half of 2018 has significantly increased our estimated research and development ("R&D") tax credits, resulting in an incremental benefit to our effective tax rate of 4.5% for the first quarter of 2019 compared to the first quarter of 2018. Additionally, we have experienced a decrease in tax shortfalls related to stock-based compensation, resulting in an incremental benefit to our effective tax rate of 4.3% for the first quarter of 2019 compared to the first quarter of 2018.

8.     STOCK-BASED COMPENSATION
Stock-based compensation expense is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee's or non-employee director's requisite service period.
The following table details total stock-based compensation expense for the three months ended March 31, 2019 and 2018, included in the condensed consolidated statements of income:

	Three Months Ended
(In thousands)	2019	2018
Costs of sales	$531	$439
Operating expenses	1,905	1,500
Pre-tax stock-based compensation expense	2,436	1,939
Less: income tax effect	(536)	(427)
Net stock-based compensation expense	$1,900	$1,512

The Company's stock-based compensation awards are in the form of restricted stock and performance share awards granted pursuant to the Company's 2012 Restricted Stock Plan for Non-Employee Directors, Amended and Restated 2014 Incentive Plan and 2019 Incentive Plan (the "Plans"). As of March 31, 2019, there was $14.9 million of unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the Plans, which is expected to be recognized over a weighted-average period of 2.0 years.
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
A summary of restricted stock activity (including shares of restricted stock issued pursuant to the settlement of performance share awards) under the Plans during the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Shares	Weighted-Average Grant Date Fair Value Per Share	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested restricted stock outstanding at beginning of period	475,132	$32.00	309,195	$38.36
Granted	133,936	30.89	148,841	30.20
Performance share awards settled through the issuance of restricted stock	138,566	29.80	177,395	29.94
Vested	(143,945)	33.81	(55,907)	54.20
Unvested restricted stock outstanding at end of period	603,689	$30.82	579,524	$32.16
Performance Share Awards
The Company grants performance share awards to executive officers and certain key employees under the Amended and Restated 2014 Incentive Plan and the 2019 Incentive Plan. The number of shares of common stock earned and issuable under each award is determined at the end of each one-year or three-year performance period, based on the Company's achievement of performance goals predetermined by the Compensation Committee of the Board of Directors at the time of grant. The three-year performance share awards include a modifier to the total number of shares earned based on the Company's total shareholder return ("TSR") compared to an industry index. If certain levels of the performance objective are met, the award results in the issuance of shares of restricted stock or common stock corresponding to such level. One-year performance share awards are then subject to time-based vesting pursuant to which the shares of restricted stock vest in equal annual installments over the applicable vesting period, which is generally three years. Three-year performance share awards result in the issuance of shares of common stock that are not subject to time-based vesting at the conclusion of the three-year performance period if earned.
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
A summary of performance share award activity under the 2014 Incentive Plan during the three months ended March 31, 2019 and 2018 is as follows, based on the target award amounts set forth in the performance share award agreements:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Shares	Weighted-Average Grant Date Fair Value Per Share	Shares	Weighted-Average Grant Date Fair Value Per Share
Performance share awards outstanding at beginning of period	184,776	$30.15	189,325	$29.94
Granted	—	—	184,776	30.15
Adjusted for actual performance, net of forfeitures	46,176	29.80	(11,930)	29.94
Performance share awards settled through the issuance of restricted stock	(138,566)	29.80	(177,395)	29.94
Performance share awards outstanding at end of period	92,386	$30.50	184,776	$30.15

9.     FINANCING RECEIVABLES
Short-Term Payment Plans
The Company provides fixed monthly payment arrangements ("short-term payment plans") over terms ranging from three to twelve months for meaningful use stage three and other add-on software installations. As a practical expedient, we do not adjust the amount of consideration recognized as revenue for the financing component as unearned income when we expect payment within one year or less. These receivables, included in the current portion of financing receivables, were comprised of the following at March 31, 2019 and December 31, 2018:

(In thousands)	March 31, 2019	December 31, 2018
Short-term payment plans, gross	$5,510	$5,773
Less: allowance for losses	(386)	(404)
Short-term payment plans, net	$5,124	$5,369

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
The components of these receivables were as follows at March 31, 2019 and December 31, 2018:

(In thousands)	March 31, 2019	December 31, 2018
Long-term financing arrangements, gross	$35,067	$34,841
Less: allowance for losses	(2,170)	(2,163)
Less: unearned income	(3,893)	(3,725)
Long-term financing arrangements, net	$29,004	$28,953
Future minimum payments to be received subsequent to March 31, 2019 are as follows:

(In thousands)
Years Ended December 31,
2019	$8,620
2020	10,456
2021	7,358
2022	5,048
2023	2,421
Thereafter	1,164
Total minimum payments to be received	35,067
Less: allowance for losses	(2,170)
Less: unearned income	(3,893)
Receivables, net	$29,004

Credit Quality of Financing Receivables and Allowance for Credit Losses
The following table is a roll-forward of the allowance for financing credit losses for the three months ended March 31, 2019 and year ended December 31, 2018:

(In thousands)	Balance at Beginning of Period	Provision	Charge-offs	Recoveries	Balance at End of Period
March 31, 2019	$2,567	$(11)	$—	$—	$2,556
December 31, 2018	$3,244	$1,691	$(2,368)	$—	$2,567
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

Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. To facilitate customer collection and credit monitoring efforts, financing receivable amounts are invoiced and reclassified to trade accounts receivable when they become due, with all invoiced amounts placed on nonaccrual status. As a result, all past due amounts related to the Company’s financing receivables are included in trade accounts receivable in the accompanying condensed consolidated balance sheets. The following is an analysis of the age of financing receivables amounts (excluding short-term payment plans) that have been reclassified to trade accounts receivable and were past due as of March 31, 2019 and December 31, 2018:

(In thousands)	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due
March 31, 2019	$1,453	$252	$347	$2,052
December 31, 2018	$1,302	$210	$245	$1,757
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

(In thousands)	March 31, 2019	December 31, 2018
Stratification of uninvoiced client financing receivables based on aging of related trade accounts receivable:
1 to 90 Days Past Due	$19,133	$17,290
91 to 180 Days Past Due	3,285	2,247
181 + Days Past Due	823	885
Total uninvoiced client financing receivables balances of clients with a trade accounts receivable	$23,241	$20,422
Total uninvoiced client financing receivables of clients with no related trade accounts receivable	7,933	10,694
Total financing receivables with contractual maturities of one year or less	5,510	5,773
Less: allowance for losses	(2,556)	(2,567)
Total financing receivables	$34,128	$34,322

10.  INTANGIBLE ASSETS AND GOODWILL
Our purchased definite-lived intangible assets as of March 31, 2019 and December 31, 2018 are summarized as follows:

(In thousands)	Customer Relationships	Trademark	Developed Technology	Total
Gross carrying amount as of December 31, 2017	$82,300	$10,900	$24,100	$117,300
Accumulated amortization as of December 31, 2018	(19,476)	(2,613)	(8,985)	(31,074)
Net intangible assets as of December 31, 2018	$62,824	$8,287	$15,115	$86,226

Gross carrying amount as of December 31, 2018	$82,300	$10,900	$24,100	$117,300
Accumulated amortization as of March 31, 2019	(21,111)	(2,815)	(9,671)	(33,597)
Net intangible assets as of March 31, 2019	$61,189	$8,085	$14,429	$83,703
Weighted average remaining years of useful life	10	12	5	9
 The following table represents the remaining amortization of definite-lived intangible assets as of March 31, 2019:

(In thousands)
For the year ended December 31,
2019	$7,549
2020	10,066
2021	10,066
2022	10,066
2023	10,066
Thereafter	35,890
Total	$83,703
The following table sets forth the change in the carrying amount of goodwill by segment for the three months ended March 31, 2019:

(In thousands)	Acute Care EHR	Post-acute Care EHR	TruBridge	Total
Balance as of December 31, 2018	$97,095	$29,570	$13,784	$140,449
Goodwill impairment	—	—	—	—
Balance as of March 31, 2019	$97,095	$29,570	$13,784	$140,449
Goodwill is evaluated for impairment annually on October 1, or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist.

11.  LONG-TERM DEBT
Long-term debt was comprised of the following at March 31, 2019 and December 31, 2018:

(In thousands)	March 31, 2019	December 31, 2018
Term loan facility	$95,404	$102,432
Revolving credit facility	29,693	29,693
Finance lease obligation	168	250
Debt obligations	125,265	132,375
Less: unamortized debt issuance costs	(1,220)	(1,306)
Debt obligation, net	124,045	131,069
Less: current portion	(8,597)	(6,486)
Long-term debt	$115,448	$124,583

As of March 31, 2019, the carrying value of debt approximates the fair value due to the variable interest rate, which reflects the market rate.
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
Anticipated annual future maturities of the Amended Term Loan Facility, Amended Revolving Credit Facility, and capital lease obligation are as follows as of March 31, 2019:

(In thousands)
2019	$6,749
2020	8,775
2021	9,506
2022	100,235
2023	—
Thereafter	—
$125,265
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
The Amended Credit Agreement, as amended by the Third Amendment, provides incremental facility capacity of $50 million, subject to certain conditions. The Amended Credit Agreement includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. The Amended Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio of 1.25:1.00 throughout the duration of such agreement. Under the Amended Credit Agreement, the Company is required to comply with a maximum consolidated leverage ratio of 3.95:1.00 through December 31, 2017 and 3.50:1.00 from January 1, 2018 and thereafter. The Amended Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default. We believe that we were in compliance with the covenants contained in the Amended Credit Agreement as of March 31, 2019.
The Amended Credit Agreement requires the Company to mandatorily prepay the Amended Credit Facilities with (i) 75% of excess cash flow (minus certain specified other payments) during each of the fiscal years ending December 31, 2017 and December 31, 2018 and (ii) 50% of excess cash flow (minus certain specified other payments) during the fiscal year ending December 31, 2019 and thereafter. The Company is permitted to voluntarily prepay the Amended Credit Facilities at any time without penalty, subject to customary “breakage” costs with respect to prepayments of LIBOR rate loans made on a day other than the last day of any applicable interest period. The excess cash flow mandatory prepayment requirement under the Amended Credit Agreement resulted in a $7.0 million prepayment on the Amended Term Loan Facility during the first quarter of 2019 related to excess cash flow generated by the Company during 2018.

12.     OPERATING LEASES
The Company leases office space in various locations in Alabama, Louisiana, Pennsylvania, Minnesota, Colorado, and Mississippi. These leases have terms expiring from 2019 through 2030 but do contain optional extension terms. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.
Supplemental balance sheet information related to operating leases was as follows:

(In thousands)	March 31, 2019
Operating lease assets:
Operating lease assets	$5,882
Operating lease liabilities:
Other accrued liabilities	$1,274
Operating lease liabilities, net of current portion	4,608
Total operating lease liabilities	$5,882
Weighted average remaining lease term in years	8
Weighted average discount rate	5.2%
Because our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. We used the incremental borrowing rate on January 1, 2019, for operating leases that commenced prior to that date.
The future minimum lease payments payable under these operating leases subsequent to March 31, 2019 are as follows:

(In thousands)
2019	$886
2020	997
2021	960
2022	887
2023	844
Thereafter	2,516
Total lease payments	7,090
Less imputed interest	(1,208)
Total	$5,882
Total rent expense for the three months ended March 31, 2019 and 2018 was $0.6 million and $0.7 million, respectively.

Total cash paid for amounts included in the measurement of lease liabilities within operating cash flows from operating leases for the three months ended March 31, 2019 was $0.4 million.
As of March 31, 2019, we had one additional office space lease that has not yet commenced with future commitments of $1.5 million. This office space in Ridgeland, MS will replace existing office space in Jackson, MS and will commence during the third quarter of 2019.

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
As of March 31, 2019, we did not have any instruments that require fair value measurement.
The accrued contingent consideration depicted below represents the potential earnout incentive for former Rycan shareholders, relating to the purchase of Rycan by HHI in 2015. We estimated the fair value of the contingent consideration based on the amount of revenue we expected to be earned by Rycan through the year ending December 31, 2018 in accordance with the purchase agreement between the parties.
The following table summarizes the carrying amounts and fair value of the contingent consideration at December 31, 2018:

		Fair Value at December 31, 2018 Using
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
The following table presents a summary of the revenues and gross profits of our three operating segments for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(In thousands)	2019	2018
Revenues:
Acute Care EHR
Recurring revenue	$27,389	$28,134
Non-recurring revenue	10,059	12,048
Total Acute Care EHR revenue	37,448	40,182
Post-acute Care EHR
Recurring revenue	4,478	4,831
Non-recurring revenue	1,321	738
Total Post-acute Care EHR revenue	5,799	5,569
TruBridge	25,894	25,131
Total revenues	$69,141	$70,882

Cost of sales:
Acute Care EHR	$17,066	$16,756
Post-acute Care EHR	1,271	1,661
TruBridge	13,689	13,380
Total cost of sales	$32,026	$31,797

Gross profit:
Acute Care EHR	$20,382	$23,426
Post-acute Care EHR	4,528	3,908
TruBridge	12,205	11,751
Total gross profit	$37,115	$39,085

Corporate operating expenses	$(31,067)	$(31,437)
Other income	248	198
Interest expense	(1,804)	(1,978)
Income before taxes	$4,492	$5,868

16.     SUBSEQUENT EVENTS
On May 2, 2019, the Company announced a dividend for the second quarter of 2019 in the amount of $0.10 per share, payable on May 31, 2019, to stockholders of record as of the close of business on May 16, 2019.
On May 3, 2019, the Company closed its acquisition of iNetXperts, Corp., a Maryland corporation doing business as Get Real Health (“Get Real Health”), pursuant to a Stock Purchase Agreement dated April 23, 2019. Based in Rockville, Maryland, Get Real Health delivers technology solutions to improve patient outcomes and engagement strategies with care providers. The contemplated total aggregate consideration to be paid by the Company is $11 million, payable in cash, subject to certain adjustments after closing, plus a contingent earnout payment of up to $14 million tied to Get Real Health’s EBITDA for 2019.

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
•significant charge to earnings if our goodwill or intangible assets become impaired; and
•fluctuations in quarterly financial performance due to, among other factors, timing of customer installations.
Additional information concerning these and other factors that could cause differences between forward-looking statements and future actual results is discussed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018.

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
See Note 15 to the consolidated financial statements included herein for additional information on our three reportable segments.
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
We also look to increase margins through cost containment measures where appropriate as we continue to leverage opportunities for greater operating efficiencies of the combined entity. For example, during the first quarter of 2018, we further integrated our acute care product lines into a combined client support group. Using best practices of the combined companies' implementation processes, we have decreased travel costs for our acute care installations by approximately 25%. Also, during the third quarter of 2018, we instituted a limited-time, voluntary severance program offering those employees meeting certain predetermined criteria severance packages involving continuing periodic cash payments and healthcare benefits for varying periods, depending upon the individual's years of service with the Company.
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
During 2018, total financing receivables increased by $7.8 million which had a significant impact on operating cash flow. This increase in financing arrangements was primarily due to two reasons. First, meaningful use stage three ("MU3") installations are primarily financed through short-term payment plans and demand for such installation has increased since late 2017. Second, competitor financing options, primarily through accounts receivables management collections and cloud EHR arrangements, have applied pressure to reduce initial customer capital investment requirements for new EHR installations, leading to the offering of long-term lease options. We expect positive cash flows from financing receivables during 2019 as cash receipts from MU3 installations in the previous year are received.
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

On May 3, 2019, the Company closed its acquisition of iNetXperts, Corp., a Maryland corporation doing business as Get Real Health (“Get Real Health”), pursuant to a Stock Purchase Agreement dated April 23, 2019. Based in Rockville, Maryland, Get Real Health delivers technology solutions to improve patient outcomes and engagement strategies with care providers. Through this acquisition, the Company will strengthen its position in community healthcare by offering three new comprehensive patient engagement and empowerment solutions that are offered by Get Real Health. Although the acquisition is expected to be accretive to Adjusted EBITDA for fiscal year 2019, there can be no assurance that this will be the case. In addition, we expect to incur acquisition and integration costs in the second quarter of 2019, which may have a negative effect on Adjusted EBITDA for the quarter.
Results of Operations
During the three months ended March 31, 2019, we generated revenues of $69.1 million from the sale of our products and services, compared to $70.9 million during the three months ended March 31, 2018, a decrease of 2% that is primarily attributed to new EHR installations that were smaller in size compared to the first quarter of 2018 partially offset by continued TruBridge client growth. We view sales of TruBridge solutions within our existing EHR client base as our leading performance indicator. Our net income for the three months ended March 31, 2019 decreased by $0.5 million to $3.4 million from the three months ended March 31, 2018 as a result of lower Acute Care EHR system sales and support revenue leading to a gross margin of 54%, a 1% decrease from the first three months of 2018. Net cash provided by operating activities increased by $4.8 million to $7.9 million during the three months ended March 31, 2019, primarily due to more advantageous changes in working capital, most notably as it relates to accounts receivable and financing receivables.
The following table sets forth certain items included in our results of operations for the three months ended March 31, 2019 and 2018, expressed as a percentage of our total revenues for these periods:

	Three Months Ended March 31,
	2019		2018
(In thousands)	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
System sales and support:
Acute Care EHR	$37,448	54.2%	$40,182	56.7%
Post-acute Care EHR	5,799	8.4%	5,569	7.9%
Total System sales and support	43,247	62.5%	45,751	64.5%
TruBridge	25,894	37.5%	25,131	35.5%
Total sales revenues	69,141	100.0%	70,882	100.0%
Costs of sales:
System sales and support:
Acute Care EHR	17,066	24.7%	16,756	23.6%
Post-acute Care EHR	1,271	1.8%	1,661	2.3%
Total System sales and support	18,337	26.5%	18,417	26.0%
TruBridge	13,689	19.8%	13,380	18.9%
Total costs of sales	32,026	46.3%	31,797	44.9%
Gross profit	37,115	53.7%	39,085	55.1%
Operating expenses:
Product development	9,228	13.3%	8,757	12.4%
Sales and marketing	7,492	10.8%	7,714	10.9%
General and administrative	11,824	17.1%	12,364	17.4%
Amortization of acquisition-related intangibles	2,523	3.6%	2,602	3.7%
Total operating expenses	31,067	44.9%	31,437	44.4%
Operating income	6,048	8.7%	7,648	10.8%
Other income (expense):
Other income	248	0.4%	198	0.3%
Interest expense	(1,804)	(2.6)%	(1,978)	(2.8)%
Total other income (expense)	(1,556)	(2.3)%	(1,780)	(2.5)%
Income before taxes	4,492	6.5%	5,868	8.3%
Provision for income taxes	1,048	1.5%	1,901	2.7%
Net income	$3,444	5.0%	$3,967	5.6%
Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018
Revenues. Total revenues for the three months ended March 31, 2019 decreased by $1.7 million, or 2%, compared to the three months ended March 31, 2018.

System sales and support revenues decreased by $2.5 million, or 5%, compared to the first quarter 2018. System sales and support revenues were comprised of the following:

	Three Months Ended March 31,
(In thousands)	2019	2018
Recurring system sales and support revenues (1)
Acute Care EHR	$27,389	$28,134
Post-acute Care EHR	4,478	4,831
Total recurring system sales and support revenues	31,867	32,965
Non-recurring system sales and support revenues (2)
Acute Care EHR	10,059	12,048
Post-acute Care EHR	1,321	738
Total non-recurring system sales and support revenues	11,380	12,786
Total system sales and support revenue	$43,247	$45,751

(1) Mostly comprised of support and maintenance, third-party subscriptions, and SaaS revenues.

(2) Mostly comprised of installation revenues from the sale of our acute care and post-acute care EHR solutions and related applications under a perpetual (non-subscription) licensing model.
Non-recurring system sales and support revenues decreased by $1.4 million, or 11%, mostly due to a $2.0 million decrease in Acute Care EHR non-recurring revenues. New implementations of our Acute Care EHR solutions decreased both in number and average contract size compared to the first quarter 2018, resulting in a $1.5 million decrease in related revenues. Our Acute Care EHR solutions were installed in five new hospital clients during the first quarter 2019 compared to six during the first quarter 2018, with each period containing one installation under a SaaS arrangement, resulting in revenue being recognized ratably over the contractual term. Add-on sales for our Acute Care EHR segment remained relatively flat, as the $2.0 million decrease in MU3-related revenues was offset by a $2.1 million increase in other add-on revenues. Non-recurring Post-acute Care EHR revenues increased by $0.6 million, or 79%, in the first quarter 2019 as a result of increased bookings due to our ongoing product releases and aggressive efforts to make technological improvements to the AHT product line.
Recurring system sales and support revenues decreased by $1.1 million, or 3%, compared to the first quarter 2018. Acute Care EHR recurring revenues decreased by $0.7 million, or 3%, as attrition primarily from the Centriq customer base outweighed new Thrive customer growth and additional support fees for MU3-related add-on sales. Post-acute Care EHR recurring revenues decreased by $0.4 million, or 7%, due to attrition attributed to an aggressive competitive environment as we make technological improvements to the AHT product line.
TruBridge revenues increased 3%, or $0.8 million, compared to the first quarter 2018. Our hospital clients operate in an environment typified by rising costs and increased complexity and are increasingly seeking to alleviate themselves of the ever-increasing administrative burden of operating their own business office functions. Most notably, our insurance services line, which includes our TruBridge services, increased by $0.8 million, or 12%, due to new RCM customer growth. We have also expanded our customer base for our accounts receivable management services resulting in an increase of $0.3 million, or 4%, and our information technology management services grew by 10%, or $0.3 million. These increases were partially offset by a decrease in our medical coding services of $0.8 million, or 26%, as a few key customers have decreased their demand for these services.
Costs of Sales. Total costs of sales increased by 1%, or $0.2 million, compared to the first quarter 2018. As a percentage of total revenues, costs of sales increased to 46% in the first quarter 2019, compared to 45% in the first quarter 2018.
Costs of Acute Care EHR system sales and support increased by $0.3 million, or 2%, compared to the first quarter 2018 primarily due to a $1.0 million increase in hardware expense resulting from changes in the sales mix. This increase was partially offset by a 3%, or $0.3 million, decrease in payroll cost as headcount has been reduced and a $0.2 million decrease in third party software costs. The dual effect of decreased revenues and the increased costs noted above resulted in the gross margin on Acute Care EHR system sales and support decreasing to 54% in the first quarter 2019, compared to 58% in the first quarter 2018.
Costs of Post-acute Care EHR system sales and support decreased by $0.4 million, or 23%, compared to the first quarter 2018, primarily due to reduced payroll costs of $0.1 million, or 15%, as we have been able to continue to operate more efficiently to meet current demand. Additional decreases in software, hardware, travel, and other costs combined for an additional $0.3 million decrease. The gross margin on Post-acute Care EHR system sales and support increased to 78% in the first quarter 2019, compared to 70% in the first quarter 2018.
Our costs associated with TruBridge sales and support increased 2%, or $0.3 million, with the largest contributing factor being an increase in payroll and related costs of 4%, or $0.4 million, as a result of adding more employees during the trailing twelve months in order to support and develop our growing customer base. The gross margin on these services was 47% in the first quarter 2019 and 2018.
Product Development. Product development expenses consist primarily of compensation and other employee-related costs (including stock-based compensation) and infrastructure costs incurred, but not capitalized, for new product development and product enhancements. Product development costs increased 5%, or $0.5 million, compared to the first quarter 2018, primarily as a result of an increase in headcount.
Sales and Marketing. Sales and marketing expenses decreased 3%, or $0.2 million, compared to the first quarter 2018, primarily due to decreased payroll costs of 7%, or $0.2 million, based on decreased headcount.
General and Administrative. General and administrative expenses decreased 4%, or $0.5 million, as the $2.5 million in cost savings achieved through recent changes in the health benefits offered to our employees through our self-insured health plans were partially offset by increases in other expense items. Most notably, we saw a $1.1 million increase in non-recurring and transaction-related costs resulting from recent acquisition activity and other strategic initiatives. Bad debt expense increased $0.6 million, as a few of our hospital clients have not been or may not be able to fulfill their financial obligations. Lastly, stock compensation expense increased $0.3 million as a result of additional grants of stock made during the trailing twelve months.
Amortization of Acquisition-Related Intangibles. Amortization expense associated with acquisition-related intangible assets decreased $0.1 million compared to the first quarter 2018 due to the retirement of Rycan related trademarks during 2018. All software and services previously provided under the Rycan name now are marketed under TruBridge trademarks.
 Total Operating Expenses. As a percentage of total revenues, total operating expenses increased to 45% in the first quarter 2019, compared to 44% in the first quarter 2018.
Total Other Income (Expense). Total other income (expense) decreased from expense of $1.8 million during the first quarter 2018 to expense of $1.6 million during the first quarter 2019, as we have reduced our interest-bearing long term debt, coupled with an increase in interest income due to the expansion of long-term payment plans offered to our clients.
Income Before Taxes. As a result of the foregoing factors, income before taxes decreased by 23%, or $1.4 million, compared to the first quarter 2018.
Provision for Income Taxes. Our effective tax rate for the three months ended March 31, 2019 decreased to 23.3% from 32.4% for the three months ended March 31, 2018. Our implementation of the Internal Revenue Service’s “Guidance for Allowance of the Credit for Increasing Research Activities under IRC Section 41 for Taxpayers that Expense Research and Development Costs on their Financial Statements pursuant to ASC 730,” commonly referred to as the “ASC 730 Safe Harbor Directive,” during the second half of 2018 has significantly increased our estimated research and development ("R&D") tax credits, resulting in an incremental benefit to our effective tax rate of 4.5% for the first quarter 2019 compared to the first quarter 2018. Additionally, we have experienced a decrease in tax shortfalls related to stock-based compensation, resulting in an incremental benefit to our effective tax rate of 4.3% for the first quarter 2019 compared to the first quarter 2018.
Net Income. Net income for the three months ended March 31, 2019 decreased by $0.5 million to $3.4 million, or $0.24 per basic and diluted share, compared with net income of $4.0 million, or $0.29 per basic and diluted share, for the three months ended March 31, 2018. Net income represented 5% of revenue for the three months ended March 31, 2019, compared to 6% of revenue for the three months ended March 31, 2018.
Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2019, our principal sources of liquidity consisted of cash and cash equivalents of $4.4 million and our remaining borrowing capacity under the Amended Revolving Credit Facility of $20.3 million, compared to $5.7 million of cash and cash equivalents and $20.3 million of remaining borrowing capacity under the Amended Revolving Credit Facility as of December 31, 2018. In conjunction with our acquisition of HHI in January 2016, we entered into the Previous Credit Agreement which provided for the $125 million Previous Term Loan Facility and the $50 million Previous Revolving Credit Facility. On October 13, 2017, the Company entered into the Second Amendment to refinance and decrease the aggregate principal amount of the credit facilities from $175 million to $162 million, which included the $117 million Amended Term Loan Facility and the $45 million Amended Revolving Credit Facility. On February 8, 2018, the Company entered into the Third Amendment to increase the aggregate principal amount of the Amended Credit Facilities from $162 million to $167 million, which includes the $117 million Amended Term Loan Facility and a $50 million Amended Revolving Credit Facility.
As of March 31, 2019, we had $125.1 million in principal amount of indebtedness outstanding under the Amended Credit Facilities. We believe that our cash and cash equivalents of $4.4 million as of March 31, 2019, the future operating cash flows of the combined entity, and our remaining borrowing capacity under the Amended Revolving Credit Facility of $20.3 million as of March 31, 2019, taken together, provide adequate resources to fund ongoing cash requirements for the next twelve months. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of filing of this Form 10-Q. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.
To finance the closing of the Get Real Health transaction, which occurred on May 3, 2019, the Company used a draw of approximately $11.0 million under its Amended Revolving Credit Facility. If the Company is required to make earnout payments (up to $14.0 million) after the end of 2019, the Company expects to use additional draws on its Amended Revolving Credit Facility.
Operating Cash Flow Activities
Net cash provided by operating activities increased $4.8 million, from $3.1 million provided by operations for the three months ended March 31, 2018 to $7.9 million provided by operations for the three months ended March 31, 2019. The increase in cash flows provided from operations is primarily due to more cash-advantageous changes in working capital. Working capital was a net use of cash during the first quarter 2018 in the amount of $7.4 million, compared to a net use during the first quarter 2019 of only $3.0 million. During the first quarter 2018, rapid revenue growth for TruBridge resulted in expansion of accounts receivable of approximately $3.0 million and financing receivables of approximately $2.4 million, as we were still in the early-stages of the MU3 opportunity (the sales of which have been nearly all under short-term payment plans). Conversely, modest TruBridge revenue growth during the first quarter 2019 coupled with collections on past financing receivables have greatly abated the related cash flow headwinds. As a result, these components of working capital, which combined for $5.4 million of cash flow headwinds during the first quarter 2018, were effectively cash-neutral during the first quarter 2019.
Investing Cash Flow Activities
Net cash used in investing activities increased with $0.5 million used in the three months ended March 31, 2019 compared to $0.1 million used during the three months ended March 31, 2018. We do not anticipate the need for significant capital expenditures during the remainder of 2019.
Financing Cash Flow Activities
During the three months ended March 31, 2019, our financing activities used net cash of $8.7 million, as we paid a net $7.1 million in long-term debt principal and declared and paid dividends in the amount of $1.4 million. During the three months ended March 31, 2019, we made a $7.0 million prepayment on the Amended Term Loan Facility in accordance with the excess cash flow mandatory prepayment requirements of the Amended Credit Agreement. Financing cash flow activities used $1.9 million during the three months ended March 31, 2018, primarily due to $0.5 million net paid in long-term debt principal and $1.4 million cash paid in dividends.
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

Credit Agreement
As of March 31, 2019, we had $95.4 million in principal amount outstanding under the Amended Term Loan Facility and $29.7 million in principal amount outstanding under the Amended Revolving Credit Facility. Each of the Amended Credit Facilities continues to bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted LIBOR rate for the relevant interest period, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate plus one percent per annum, or (3) a combination of (1) and (2). The applicable margin range for LIBOR loans and the letter of credit fee ranges from 2.0% to 3.5%. The applicable margin range for base rate loans ranges from 1.0% to 2.5%, in each case based on the Company's consolidated leverage ratio.
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
The Amended Credit Agreement, as amended by the Third Amendment, provides incremental facility capacity of $50 million, subject to certain conditions. The Amended Credit Agreement includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. The Amended Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio of 1.25:1.00 throughout the duration of such agreement. Under the Amended Credit Agreement, the Company is required to comply with a maximum consolidated leverage ratio of 3.95:1.00 through December 31, 2017 and 3.50:1.00 from January 1, 2018 and thereafter. The Amended Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default. We believe that we were in compliance with the covenants contained in the Amended Credit Agreement as of March 31, 2019.
The Amended Credit Agreement requires the Company to mandatorily prepay the Amended Credit Facilities with (i) 75% of excess cash flow (minus certain specified other payments) during each of the fiscal years ending December 31, 2017 and December 31, 2018 and (ii) 50% of excess cash flow (minus certain specified other payments) during the fiscal year ending December 31, 2019 and thereafter. The Company is permitted to voluntarily prepay the Amended Credit Facilities at any time without penalty, subject to customary “breakage” costs with respect to prepayments of LIBOR rate loans made on a day other than the last day of any applicable interest period. The excess cash flow mandatory prepayment requirement under the Amended Credit Agreement resulted in a $7.0 million prepayment on the Amended Term Loan Facility during the first quarter 2019 related to excess cash flow generated by the Company during 2018.

Backlog
Backlog consists of revenues we reasonably expect to recognize over the next twelve months under all existing contracts, including those with remaining performance obligations that have original expected durations of one year or less and those with fees that are variable in which we estimate future revenues. The revenues to be recognized may relate to a combination of one-time fees for system sales and recurring fees for support and maintenance and TruBridge services. As of March 31, 2019, we had a twelve-month backlog of approximately $17 million in connection with non-recurring system purchases and approximately $227 million in connection with recurring payments under support and maintenance, Cloud EHR contracts, and TruBridge services. As of March 31, 2018, we had a twelve-month backlog of approximately $35 million in connection with non-recurring system purchases and approximately $230 million in connection with recurring payments under support and maintenance and TruBridge services.
Bookings
Bookings is a key operational metric used by management to assess the relative success of our sales generation efforts, and were as follows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(In thousands)	2019	2018
System sales and support (1)
Acute Care EHR	$8,285	$17,505
Post-acute Care EHR	1,431	727
Total system sales and support	9,716	18,232

TruBridge (2)	4,228	3,818

Total bookings	$13,944	$22,050

(1) Generally calculated as the total contract price (for system sales) and annualized contract value (for support).
(2) Generally calculated as the total contract price (for non-recurring, project-related amounts) and annualized contract value (for recurring amounts).

Acute Care EHR bookings in the first quarter 2019 decreased by $9.2 million, or 53%, from the first quarter 2018, mostly as net new installation bookings have been severely impaired by a lack of urgency on the part of prospective customers, resulting in a low volume of decisions for new system implementations. Management views this as a timing anomaly, and does not consider the quality of its pipeline to have diminished materially.

Post-acute Care EHR bookings in the first quarter 2019 increased by $0.7 million, or 97%, from the first quarter 2018, as beneficial regulatory factors have worked in tandem with our recent efforts to improve the related product functionality and usability to drive improved demand in both the net new and add-on sales enviroments.

TruBridge bookings increased $0.4 million, or 11%, as demand for the remote hosting products offered by our IT Managed Services division and the revenue cycle optimization tools offered through the TruBridge RCM solution led to increased deal-flow.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements, as defined by Item 303(a)(4) of SEC Regulation S-K, as of March 31, 2019.
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

In our Annual Report on Form 10-K for the year ended December 31, 2018, we identified our critical accounting polices related to revenue recognition, allowance for doubtful accounts, allowance for credit losses, and estimates. There have been no significant changes to these critical accounting policies during the three months ended March 31, 2019.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk relates primarily to the potential change in the British Bankers Association London Interbank Offered Rate ("LIBOR"). We had $125.1 million of outstanding borrowings under our Amended Credit Facilities with Regions Bank at March 31, 2019. The Amended Term Loan Facility and Amended Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin plus (1) the Adjusted LIBOR rate for the relevant interest period, (2) an alternate base rate determined by reference to the greatest of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate plus one percent per annum, or (3) a combination of (1) and (2). Accordingly, we are exposed to fluctuations in interest rates on borrowings under the Amended Credit Facilities. A one hundred basis point change in interest rate on our borrowings outstanding as of March 31, 2019 would result in a change in interest expense of approximately $1.3 million annually.
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
Changes in Internal Control over Financial Reporting
 There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our operating and finance leases and properly assessed the impact of the new accounting standard related to lease accounting on our financial statements to facilitate adoption on January 1, 2019. There were no significant changes to our internal controls over financial reporting due to the adoption of the new standard.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
From time to time, we are involved in routine litigation that arises in the ordinary course of business. We are not currently involved in any claims outside the ordinary course of business that are material to our financial condition or results of operations.

Item 1A.	Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

2.1
Stock Purchase Agreement, dated April 23, 2019, by and among Computer Programs and Systems, Inc., iNetXperts, Corp., the Sellers named therein, and the Sellers' Representative (filed as Exhibit 2.1 to CPSI's Current Report on Form 8-K dated April 24, 2019 and incorporated herein by reference)

2.2	First Amendment to Stock Purchase Agreement, dated May 2, 2019, by and among Computer Programs and Systems, Inc., iNetXperts, Corp., the Sellers named therein, and the Sellers' Representative

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3 to CPSI’s Current Report on Form 8-K dated October 28, 2013 and incorporated herein by reference)

3.3	Amendment to Amended and Restated Bylaws (filed as Exhibit 3.1 to CPSI's Current Report on Form 8-K dated January 22, 2019 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Form 10-Q for the period ended March 31, 2019

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER PROGRAMS AND SYSTEMS, INC.

May 8, 2019	By:	/s/ J. Boyd Douglas
J. Boyd Douglas
President and Chief Executive Officer

May 8, 2019	By:	/s/ Matt J. Chambless
Matt J. Chambless
Chief Financial Officer