Form 10-Q
period 2019-06-30
COMPUTER PROGRAMS & SYSTEMS INC
filed 2019-08-09
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 7, 2019, there were 14,355,180 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.
Quarterly Report on Form 10-Q
(For the three and six months ended June 30, 2019)

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$6,849	$5,732
Accounts receivable, net of allowance for doubtful accounts of $2,008 and $2,124, respectively	37,748	40,474
Financing receivables, current portion, net	13,243	15,059
Inventories	1,869	1,498
Prepaid income taxes	3,115	2,120
Prepaid expenses and other	5,800	5,055
Total current assets	68,624	69,938
Property and equipment, net	11,532	10,875
Operating lease assets	6,909	—
Financing receivables, net of current portion	18,196	19,263
Other assets, net of current portion	974	995
Intangible assets, net	88,987	86,226
Goodwill	149,869	140,449
Total assets	$345,091	$327,746
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,422	$5,668
Current portion of long-term debt	7,783	6,486
Deferred revenue	10,117	10,201
Accrued vacation	4,395	3,929
Other accrued liabilities	15,282	12,219
Total current liabilities	42,999	38,503
Long-term debt, net of current portion	122,040	124,583
Operating lease liabilities, net of current portion	5,646	—
Deferred tax liabilities	7,247	4,877
Total liabilities	177,932	167,963
Stockholders’ equity:
Common stock, $0.001 par value; 30,000 shares authorized; 14,355 and 14,083 shares issued and outstanding, respectively	14	14
Additional paid-in capital	169,920	164,793
Accumulated deficit	(2,775)	(5,024)
Total stockholders’ equity	167,159	159,783
Total liabilities and stockholders’ equity	$345,091	$327,746
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Sales revenues:
System sales and support	$39,640	$42,746	$82,887	$88,498
TruBridge	26,516	25,159	52,410	50,290
Total sales revenues	66,156	67,905	135,297	138,788
Costs of sales:
System sales and support	17,673	19,528	36,010	37,946
TruBridge	13,948	13,531	27,637	26,910
Total costs of sales	31,621	33,059	63,647	64,856
Gross profit	34,535	34,846	71,650	73,932
Operating expenses:
Product development	9,297	9,314	18,526	18,071
Sales and marketing	7,016	7,518	14,508	15,232
General and administrative	12,090	13,188	23,914	25,552
Amortization of acquisition-related intangibles	2,516	2,601	5,039	5,203
Total operating expenses	30,919	32,621	61,987	64,058
Operating income	3,616	2,225	9,663	9,874
Other income (expense):
Other income	283	194	532	392
Interest expense	(1,763)	(1,807)	(3,567)	(3,785)
Total other income (expense)	(1,480)	(1,613)	(3,035)	(3,393)
Income before taxes	2,136	612	6,628	6,481
Provision for income taxes	473	284	1,521	2,185
Net income	$1,663	$328	$5,107	$4,296
Net income per common share—basic	$0.12	$0.02	$0.36	$0.31
Net income per common share—diluted	$0.12	$0.02	$0.36	$0.31
Weighted average shares outstanding used in per common share computations:
Basic	13,794	13,561	13,725	13,518
Diluted	13,794	13,561	13,725	13,518
Dividends declared per common share	$0.10	$0.10	$0.20	$0.20
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Equity

Three Months Ended June 30, 2019 and 2018:	Shares	Amount
Balance at March 31, 2019	14,355	$14	$167,229	$(3,002)	$164,241
Net income	—	—	—	1,663	1,663
Stock-based compensation	—	—	2,691	—	2,691
Dividends	—	—	—	(1,436)	(1,436)
Balance at June 30, 2019	14,355	$14	$169,920	$(2,775)	$167,159

Balance at March 31, 2018	14,086	$14	$157,017	$(14,463)	$142,568
Net income	—	—	—	328	328
Stock-based compensation	—	—	2,753	—	2,753
Dividends	—	—	—	(1,408)	(1,408)
Balance at June 30, 2018	14,086	$14	$159,770	$(15,543)	$144,241

Six Months Ended June 30, 2019 and 2018:
Balance at December 31, 2018	14,083	$14	$164,793	$(5,024)	$159,783
Net income	—	—	—	5,107	5,107
Issuance of restricted stock	272	—	—	—	—
Stock-based compensation	—	—	5,127	—	5,127
Dividends	—	—	—	(2,858)	(2,858)
Balance at June 30, 2019	14,355	$14	$169,920	$(2,775)	$167,159

Balance at December 31, 2017	13,760	$14	$155,078	$(19,006)	$136,086
Net income	—	—	—	4,296	4,296
Adoption of accounting standard	—	—	—	1,970	1,970
Issuance of restricted stock	326	—	—	—	—
Stock-based compensation	—	—	4,692	—	4,692
Dividends	—	—	—	(2,803)	(2,803)
Balance at June 30, 2018	14,086	$14	$159,770	$(15,543)	$144,241
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating Activities:
Net income	$5,107	$4,296
Adjustments to net income:
Provision for bad debt	1,990	1,695
Deferred taxes	1,177	1,404
Stock-based compensation	5,127	4,692
Depreciation	730	1,067
Amortization of acquisition-related intangibles	5,039	5,203
Amortization of deferred finance costs	173	173
Changes in operating assets and liabilities:
Accounts receivable	1,265	(4,453)
Financing receivables	2,718	(1,669)
Inventories	(371)	(62)
Prepaid expenses and other	(617)	(594)
Accounts payable	(840)	(1,806)
Deferred revenue	(514)	2,363
Other liabilities	(2,528)	(3,030)
Prepaid income taxes/income taxes payable	(995)	(1,461)
Net cash provided by operating activities	17,461	7,818
Investing Activities:
Purchase of business, net of cash received	(10,840)	—
Purchase of property and equipment	(1,022)	(417)
Net cash used in investing activities	(11,862)	(417)
Financing Activities:
Dividends paid	(2,858)	(2,803)
Payments of long-term debt principal	(10,118)	(10,335)
Payments of contingent consideration	(206)	—
Proceeds from revolving line of credit	11,000	7,300
Payments of revolving line of credit	(2,300)	(591)
Net cash used in financing activities	(4,482)	(6,429)
Increase in cash and cash equivalents	1,117	972
Cash and cash equivalents at beginning of period	5,732	520
Cash and cash equivalents at end of period	$6,849	$1,492
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,388	$3,539
Cash paid for income taxes, net of refund	$1,339	$2,242

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
Principles of Consolidation
The condensed consolidated financial statements of CPSI include the accounts of TruBridge, LLC ("TruBridge"), Evident, LLC ("Evident"), Healthland Holding Inc. ("HHI"), and iNetXperts, Corp. d/b/a Get Real Health ("Get Real Health"), all of which are wholly-owned subsidiaries of CPSI. The accounts of HHI include those of its wholly-owned subsidiaries, Healthland Inc. ("Healthland"), Rycan Technologies, Inc. ("Rycan"), and American HealthTech, Inc. ("AHT"). All significant intercompany balances and transactions have been eliminated.

2.     RECENT ACCOUNTING PRONOUNCEMENTS
New Accounting Standards Adopted in 2019
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new guidance requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. We adopted this guidance as of January 1, 2019 using the current period adjustment method. The impact on the financial statements of implementation of this standard was an increase in lease assets and lease liabilities of $4.9 million as of the adoption date, January 1, 2019. Adoption of the standard did not significantly impact our consolidated net earnings or cash flows.
New Accounting Standards Yet to be Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses, which will require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This guidance will be effective for fiscal years and interim periods within those years beginning after December 15, 2019, which is effective for the Company as of the first quarter of our fiscal year ending December 31, 2020. The Company is currently evaluating the impact that the implementation of this standard will have on its consolidated financial statements.

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
Non-recurring Revenues
•Perpetual software licenses, installation, conversion, and related training are not considered separate and distinct performance obligations due to the proprietary nature of our software and are, therefore, accounted for as a single performance obligation on a module-by-module basis. Revenue is recognized as each module's implementation is completed based on the module's stand-alone selling price ("SSP"), net of discounts. Fees for licenses, installation, conversion, and related training are typically due in three installments: (1) at placement of order, (2) upon installation of software and commencement of training, and (3) upon satisfactory completion of monthly accounting cycle or end-of-month operation by application and as applicable for each application. Often, short-term and/or long-term financing arrangements are provided for software implementations; refer to Note 10 - Financing Receivables for further information. Electronic health records ("EHR") implementations include a system warranty that terminates thirty days from the software go-live date, the date on which the client begins using the system in a live environment.
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
Refer to Note 16 - Segment Reporting, for further information, including revenue by client base (acute care or post-acute care) bifurcated by recurring and non-recurring revenue.
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
The following table details deferred revenue for the six months ended June 30, 2019 and 2018, included in the condensed consolidated balance sheets:

(In thousands)	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Beginning balance	$10,201	$9,937
Deferred revenue recorded	10,116	11,700
Deferred revenue acquired	430	—
Less deferred revenue recognized as revenue	(10,630)	(9,337)
Ending balance	$10,117	$12,300
The deferred revenue recorded during the six months ended June 30, 2019 is comprised primarily of the annual renewals of certain software subscriptions billed during the first quarter of each year and deposits collected for future EHR installations. The deferred revenue recognized as revenue during the six months ended June 30, 2019 and 2018 is comprised primarily of the periodic recognition of annual renewals that were deferred until earned and deposits for future EHR installations that were deferred until earned.
Costs to Obtain and Fulfill a Contract with a Customer
Costs to obtain a contract include the commission costs related to SaaS licensing agreements, which are capitalized and amortized ratably over the expected life of the customer. As a practical expedient, we generally recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset would have been one year or less, with the exception of commissions generated from TruBridge sales. TruBridge commissions, which are paid up to twelve months in advance of services performed, are capitalized and amortized over the prepayment period. Costs to obtain a contract are expensed within sales and marketing expenses in the accompanying condensed consolidated statements of income.
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
The following table details costs to obtain and fulfill contracts with customers for the six months ended June 30, 2019 and 2018, included in the condensed consolidated balance sheets:

(In thousands)	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Beginning balance	$3,017	$3,775
Costs to obtain and fulfill contracts capitalized	2,752	1,562
Less costs to obtain and fulfill contracts recognized as expense	(2,292)	(2,125)
Ending balance	$3,477	$3,212
Remaining Performance Obligations
Disclosures regarding remaining performance obligations are not considered material as the overwhelming majority of the Company's remaining performance obligations either (a) are related to contracts with an expected duration of one year or less, or (b) exhibit revenue recognition in the amount to which the Company has the right to invoice.

4.  BUSINESS COMBINATION
Acquisition of Get Real Health
On May 3, 2019, we acquired all of the assets and liabilities of iNetXperts, Corp., a Maryland corporation doing business as Get Real Health (“Get Real Health”), pursuant to a Stock Purchase Agreement dated April 23, 2019, as amended on May 2, 2019. Based in Rockville, Maryland, Get Real Health delivers technology solutions to improve patient outcomes and engagement strategies with care providers.

Consideration for the acquisition included cash (net of cash of the acquired entity) of $10.8 million (inclusive of seller's transaction expenses), plus a contingent earnout payment of up to $14.0 million tied to Get Real Health's earnings before interest, tax, depreciation, and amortization ("EBITDA") (subject to certain pro-forma adjustments) for 2019. During 2019, we have incurred approximately $0.4 million of pre-tax acquisition costs in connection with the acquisition of Get Real Health. Acquisition costs are included in general and administrative expenses in our consolidated statements of income.

Our acquisition of Get Real Health will be treated as a purchase in accordance with ASC 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. Our allocation of the purchase price is based on management's judgment after evaluating several factors, including a preliminary valuation assessment. The allocation is preliminary and subject to changes, which could be significant, as additional information becomes available and appraisals of intangible assets and deferred tax positions are finalized.

The preliminary allocation of the purchase price paid for Get Real Health of June 30, 2019 was as follows:

(In thousands)	Purchase Price Allocation
Acquired cash	$159
Accounts receivable	364
Prepaid expenses	107
Property and equipment	365
Operating lease asset	1,285
Intangible assets	7,800
Goodwill	9,420
Accounts payable and accrued liabilities	(594)
Deferred taxes, net	(1,192)
Operating lease liability	(1,285)
Contingent consideration	(5,000)
Deferred revenue	(430)
Net assets acquired	$10,999

The intangible assets in the table above are being amortized on a straight-line basis over their estimated useful lives. The amortization is included in amortization of acquisition-related intangibles in our condensed consolidated statements of income.

The fair value measurements of tangible and intangible assets and liabilities were based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value measurement hierarchy (see Note 15 - Fair Value). Level 3 inputs included, among others, discount rates that we estimated would be used by a market participant in valuing these assets and liabilities, projections of revenues and cash flows, client attrition rates and market comparables.

Our condensed consolidated statement of operations for the three months ended June 30, 2019 includes revenues of approximately $0.2 million and pre-tax loss of approximately $0.7 million attributed to the acquired business since the May 3, 2019 acquisition date.

The following unaudited pro forma revenue, net loss and earnings per share amounts for the three and six months ended June 30, 2019 and 2018 give effect to the Get Real Health acquisition as if it had been completed on January 1, 2018. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of what the operating results actually would have been during the periods presented had the Get Real Health acquisition been completed during the periods presented. In addition, the unaudited pro forma financial information does not purport to project future operating results. The pro forma information does not fully reflect: (1) any anticipated synergies (or costs to achieve synergies) or (2) the impact of non-recurring items directly related to the Get Real Health acquisition.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2019	2018	2019	2018
Pro forma revenues	$66,501	$68,462	$136,885	$140,257
Pro forma net income (loss)	$815	$(811)	$4,053	$2,491
Pro forma diluted earnings (loss) per share	$0.06	$(0.06)	$0.30	$0.18

Pro forma net income (loss) was calculated by adjusting the results for the applicable period to reflect (i) the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied on January 1, 2018 and (ii) adjustments to amortized revenue during fiscal 2019 and 2018 as a result of the acquisition date valuation of assumed deferred revenue.

5.  PROPERTY AND EQUIPMENT
Property and equipment, net was comprised of the following at June 30, 2019 and December 31, 2018:

(In thousands)	June 30, 2019	December 31, 2018
Land	$2,848	$2,848
Buildings and improvements	7,866	7,752
Computer equipment	3,503	2,766
Leasehold improvements	1,734	1,198
Office furniture and fixtures	1,943	1,938
Automobiles	18	18
Property and equipment, gross	17,912	16,520
Less: accumulated depreciation	(6,380)	(5,645)
Property and equipment, net	$11,532	$10,875

6.     OTHER ACCRUED LIABILITIES
Other accrued liabilities was comprised of the following at June 30, 2019 and December 31, 2018:

(In thousands)	June 30, 2019	December 31, 2018
Salaries and benefits	$5,685	$8,722
Severance	972	992
Commissions	755	830
Self-insurance reserves	1,042	1,017
Contingent consideration	5,000	206
Other	565	452
Operating lease liabilities, current portion	1,263	—
Other accrued liabilities	$15,282	$12,219

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
The following is a calculation of the basic and diluted EPS for the Company's common stock, including a reconciliation between net income and net income attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2019	2018	2019	2018
Net income	$1,663	$328	$5,107	$4,296
Less: Net income attributable to participating securities	(62)	(8)	(194)	(144)
Net income attributable to common stockholders	$1,601	$320	$4,913	$4,152

Weighted average shares outstanding used in basic per common share computations	13,794	13,561	13,725	13,518
Add: Dilutive potential common shares	—	—	—	—
Weighted average shares outstanding used in diluted per common share computations	13,794	13,561	13,725	13,518

Basic EPS	$0.12	$0.02	$0.36	$0.31
Diluted EPS	$0.12	$0.02	$0.36	$0.31
During 2018 and 2019, performance share awards were granted to certain executive officers and key employees of the Company that will result in the issuance of time-vesting restricted stock if the predefined performance criteria are met. The awards provide for an aggregate target of 200,709 shares, none of which have been included in the calculation of diluted EPS for the three and six months ended June 30, 2019 because the related threshold award performance level has not been achieved as of June 30, 2019. See Note 9 - Stock-based Compensation for more information.

8.     INCOME TAXES
The Company determines the tax provision for interim periods using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Our effective tax rate for the three months ended June 30, 2019 decreased to 22.1% from 46.4% for the three months ended June 30, 2018. Our implementation of the Internal Revenue Service’s “Guidance for Allowance of the Credit for Increasing Research Activities under IRC Section 41 for Taxpayers that Expense Research and Development Costs on their Financial Statements pursuant to ASC 730,” commonly referred to as the “ASC 730 Safe Harbor Directive,” during the second half of 2018 has significantly increased our estimated research and development (“R&D”) tax credits, resulting in an incremental benefit to our effective tax rate of 9.9% for the second quarter of 2019 compared to the second quarter of 2018. Additionally, our effective tax rate for the three months ended June 30, 2018 was heavily impacted by the year-to-date impact of changing state income allocation determinations among our various subsidiaries from entities with lower effective state rates to entities with higher effective state rates. This year-to-date adjustment, which was recorded in a three-month period of significantly lower net income before taxes compared to the immediately preceding period, had an outsized impact on our effective tax rate for the period. There was no such adjustment recorded during the second quarter of 2019, resulting in a 20.7% reduction in our effective tax rate for the three months ended June 30, 2019 compared to the second quarter of 2018.
Our effective tax rate for the six months ended June 30, 2019 decreased to 22.9% from 33.7% for the six months ended June 30, 2018. Our implementation of the aforementioned ASC 730 Safe Harbor Directive during the second half of 2018 has significantly increased our estimated research and development (“R&D”) tax credits, resulting in an incremental benefit to our effective tax rate of 6.3% for the first six months of 2019 compared to the first six months of 2018. Additionally, we have experienced a decrease in tax shortfalls related to stock-based compensation, resulting in an incremental benefit to our effective tax rate of 3.3% for the first six months of 2019 compared to the first six months of 2018.

9.     STOCK-BASED COMPENSATION
Stock-based compensation expense is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee's or non-employee director's requisite service period.
The following table details total stock-based compensation expense for the three and six months ended June 30, 2019 and 2018, included in the condensed consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Costs of sales	$516	$585	$1,047	$1,024
Operating expenses	2,175	2,168	4,080	3,668
Pre-tax stock-based compensation expense	2,691	2,753	5,127	4,692
Less: income tax effect	(592)	(606)	(1,128)	(1,032)
Net stock-based compensation expense	$2,099	$2,147	$3,999	$3,660
The Company's stock-based compensation awards are in the form of restricted stock and performance share awards granted pursuant to the Company's 2012 Restricted Stock Plan for Non-Employee Directors, Amended and Restated 2014 Incentive Plan and 2019 Incentive Plan (the "Plans"). As of June 30, 2019, there was $14.9 million of unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the Plans, which is expected to be recognized over a weighted-average period of 1.9 years.
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

A summary of restricted stock activity (including shares of restricted stock issued pursuant to the settlement of performance share awards) under the Plans during the six months ended June 30, 2019 and 2018 is as follows:

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Shares	Weighted-Average Grant Date Fair Value Per Share	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested restricted stock outstanding at beginning of period	475,132	$32.00	309,195	$38.36
Granted	133,936	30.89	148,841	30.20
Performance share awards settled through the issuance of restricted stock	138,566	29.80	177,395	29.94
Vested	(221,775)	33.48	(153,424)	40.81
Unvested restricted stock outstanding at end of period	525,859	$30.51	482,007	$31.96
Performance Share Awards
The Company grants performance share awards to executive officers and certain key employees under the Amended and Restated 2014 Incentive Plan and the 2019 Incentive Plan. The number of shares of common stock earned and issuable under each award is determined at the end of a one-year or three-year performance period, as applicable, based on the Company's achievement of performance goals predetermined by the Compensation Committee of the Board of Directors at the time of grant. The three-year performance share awards include a modifier to the total number of shares earned based on the Company's total shareholder return ("TSR") compared to an industry index. If certain levels of the performance objective are met, the award results in the issuance of shares of restricted stock or common stock corresponding to such level. One-year performance share awards are then subject to time-based vesting pursuant to which the shares of restricted stock vest in equal annual installments over the applicable vesting period, which is generally three years. Three-year performance share awards that result in the issuance of shares of common stock are not subject to time-based vesting at the conclusion of the three-year performance period.
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

A summary of performance share award activity under the Plans during the six months ended June 30, 2019 and 2018 is as follows, based on the target award amounts set forth in the performance share award agreements:

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Shares	Weighted-Average Grant Date Fair Value Per Share	Shares	Weighted-Average Grant Date Fair Value Per Share
Performance share awards outstanding at beginning of period	184,776	$30.15	189,325	$29.94
Granted	110,310	30.95	184,776	30.15
Adjusted for actual performance, net of forfeitures	44,189	29.77	(11,930)	29.94
Performance share awards settled through the issuance of restricted stock	(138,566)	29.80	(177,395)	29.94
Performance share awards outstanding at end of period	200,709	$30.75	184,776	$30.15

10.     FINANCING RECEIVABLES
Short-Term Payment Plans
The Company provides fixed monthly payment arrangements ("short-term payment plans") over terms ranging from three to twelve months for meaningful use stage three and other add-on software installations. As a practical expedient, we do not adjust the amount of consideration recognized as revenue for the financing component as unearned income when we expect payment within one year or less. These receivables, included in the current portion of financing receivables, were comprised of the following at June 30, 2019 and December 31, 2018:

(In thousands)	June 30, 2019	December 31, 2018
Short-term payment plans, gross	$3,887	$5,773
Less: allowance for losses	(272)	(404)
Short-term payment plans, net	$3,615	$5,369
Long-Term Financing Arrangements
Additionally, the Company provides financing for purchases of its information and patient care systems to certain healthcare providers under long-term financing arrangements expiring in various years through 2026. Under long-term financing arrangements, the transaction price is adjusted by a discount rate that reflects market conditions that would be used for a separate financing transaction between the Company and licensee at contract inception, and takes into account the credit characteristics of the licensee and market interest rates as of the date of the agreement. As such, the amount of fixed fee revenue recognized at the beginning of the license term will be reduced by the calculated financing component. As payments are received from the licensee, the Company recognizes a portion of the financing component as interest income, reported as other income in the condensed consolidated statements of income. These receivables typically have terms from two to seven years.
The components of these receivables were as follows at June 30, 2019 and December 31, 2018:

(In thousands)	June 30, 2019	December 31, 2018
Long-term financing arrangements, gross	$33,840	$34,841
Less: allowance for losses	(2,090)	(2,163)
Less: unearned income	(3,926)	(3,725)
Long-term financing arrangements, net	$27,824	$28,953

Future minimum payments to be received subsequent to June 30, 2019 are as follows:

(In thousands)
Years Ending December 31,
2019	$6,110
2020	10,667
2021	7,679
2022	5,397
2023	2,498
Thereafter	1,489
Total minimum payments to be received	33,840
Less: allowance for losses	(2,090)
Less: unearned income	(3,926)
Receivables, net	$27,824

Credit Quality of Financing Receivables and Allowance for Credit Losses
The following table is a roll-forward of the allowance for financing credit losses for the six months ended June 30, 2019 and year ended December 31, 2018:

(In thousands)	Balance at Beginning of Period	Provision	Charge-offs	Recoveries	Balance at End of Period
June 30, 2019	$2,567	$165	$(370)	$—	$2,362
December 31, 2018	$3,244	$1,691	$(2,368)	$—	$2,567
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
Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. To facilitate customer collection and credit monitoring efforts, financing receivable amounts are invoiced and reclassified to trade accounts receivable when they become due, with all invoiced amounts placed on nonaccrual status. As a result, all past due amounts related to the Company’s financing receivables are included in trade accounts receivable in the accompanying condensed consolidated balance sheets. The following is an analysis of the age of financing receivables amounts (excluding short-term payment plans) that have been reclassified to trade accounts receivable and were past due as of June 30, 2019 and December 31, 2018:

(In thousands)	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due
June 30, 2019	$1,341	$340	$166	$1,847
December 31, 2018	$1,302	$210	$245	$1,757
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
Because amounts are reclassified to trade accounts receivable when they become due, there are no past due amounts included within financing receivables current portion or financing receivables, net of current portion, in the accompanying condensed consolidated balance sheets.

The Company utilizes an aging of trade accounts receivable as the primary credit quality indicator for its financing receivables, which is facilitated by the reclassification of customer payment amounts to trade accounts receivable when they become due. The table below categorizes customer financing receivable balances (excluding short-term payment plans), based on the age of the oldest payment outstanding that has been reclassified to trade accounts receivable:

(In thousands)	June 30, 2019	December 31, 2018
Stratification of uninvoiced client financing receivables based on aging of related trade accounts receivable:
Uninvoiced client financing receivables related to trade accounts receivable that are 1 to 90 Days Past Due	$19,018	$17,290
Uninvoiced client financing receivables related to trade accounts receivable that are 91 to 180 Days Past Due	4,914	2,247
Uninvoiced client financing receivables related to trade accounts receivable that are 181 + Days Past Due	1,528	885
Total uninvoiced client financing receivables balances of clients with a trade accounts receivable	$25,460	$20,422
Total uninvoiced client financing receivables of clients with no related trade accounts receivable	4,454	10,694
Total financing receivables with contractual maturities of one year or less	3,887	5,773
Less: allowance for losses	(2,362)	(2,567)
Total financing receivables	$31,439	$34,322

11.  INTANGIBLE ASSETS AND GOODWILL
Our purchased definite-lived intangible assets as of June 30, 2019 and December 31, 2018 are summarized as follows:

(In thousands)	Customer Relationships	Trademark	Developed Technology	Total
Gross carrying amount as of December 31, 2017	$82,300	$10,900	$24,100	$117,300
Accumulated amortization as of December 31, 2018	(19,476)	(2,613)	(8,985)	(31,074)
Net intangible assets as of December 31, 2018	$62,824	$8,287	$15,115	$86,226

Gross carrying amount as of December 31, 2018	$82,300	$10,900	$24,100	$117,300
Intangible assets acquired	2,200	200	5,400	7,800
Accumulated amortization as of June 30, 2019	(22,746)	(3,017)	(10,350)	(36,113)
Net intangible assets as of June 30, 2019	$61,754	$8,083	$19,150	$88,987
Weighted average remaining years of useful life	9	13	5	9
The following table represents the remaining amortization of definite-lived intangible assets as of June 30, 2019:

(In thousands)
For the year ended December 31,
2019	$6,104
2020	11,672
2021	11,289
2022	11,097
2023	11,097
Thereafter	37,728
Total	$88,987

The following table sets forth the change in the carrying amount of goodwill by segment for the six months ended June 30, 2019:

(In thousands)	Acute Care EHR	Post-acute Care EHR	TruBridge	Total
Balance as of December 31, 2018	$97,095	$29,570	$13,784	$140,449
Goodwill acquired	—	—	9,420	9,420
Balance as of June 30, 2019	$97,095	$29,570	$23,204	$149,869
Goodwill is evaluated for impairment annually on October 1, or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist.

12.  LONG-TERM DEBT
Long-term debt was comprised of the following at June 30, 2019 and December 31, 2018:

(In thousands)	June 30, 2019	December 31, 2018
Term loan facility	$92,479	$102,432
Revolving credit facility	38,393	29,693
Finance lease obligation	85	250
Debt obligations	130,957	132,375
Less: unamortized debt issuance costs	(1,134)	(1,306)
Debt obligation, net	129,823	131,069
Less: current portion	(7,783)	(6,486)
Long-term debt	$122,040	$124,583
As of June 30, 2019, the carrying value of debt approximates the fair value due to the variable interest rate, which reflects the market rate.
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
Anticipated annual future maturities of the Amended Term Loan Facility, Amended Revolving Credit Facility, and capital lease obligation are as follows as of June 30, 2019:

(In thousands)
2019	$3,741
2020	8,775
2021	9,506
2022	108,935
2023	—
Thereafter	—
$130,957
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
The Amended Credit Agreement, as amended by the Third Amendment, provides incremental facility capacity of $50 million, subject to certain conditions. The Amended Credit Agreement includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. The Amended Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio of 1.25:1.00 throughout the duration of such agreement. Under the Amended Credit Agreement, the Company is required to comply with a maximum consolidated leverage ratio of 3.95:1.00 through December 31, 2017 and 3.50:1.00 from January 1, 2018 and thereafter. The Amended Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default. We believe that we were in compliance with the covenants contained in the Amended Credit Agreement as of June 30, 2019.
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

13.     OPERATING LEASES
The Company leases office space in various locations in Alabama, Louisiana, Pennsylvania, Minnesota, Colorado, Maryland, and Mississippi. These leases have terms expiring from 2019 through 2030 but do contain optional extension terms. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

Supplemental balance sheet information related to operating leases was as follows:

(In thousands)	June 30, 2019
Operating lease assets:
Operating lease assets	$6,909
Operating lease liabilities:
Other accrued liabilities	$1,263
Operating lease liabilities, net of current portion	5,646
Total operating lease liabilities	$6,909
Weighted average remaining lease term in years	7
Weighted average discount rate	5.2%
Because our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. We used the incremental borrowing rate on January 1, 2019, for operating leases that commenced prior to that date.
The future minimum lease payments payable under these operating leases subsequent to June 30, 2019 are as follows:

(In thousands)
2019	$634
2020	1,286
2021	1,257
2022	1,191
2023	1,157
Thereafter	2,724
Total lease payments	8,249
Less imputed interest	(1,340)
Total	$6,909
Total rent expense for the six months ended June 30, 2019 and 2018 was $1.3 million and $1.4 million, respectively.
Total cash paid for amounts included in the measurement of lease liabilities within operating cash flows from operating leases for the six months ended June 30, 2019 was $0.9 million.
As of June 30, 2019, we had one additional office space lease that has not yet commenced with future commitments of $1.5 million. This office space in Ridgeland, MS will replace existing office space in Jackson, MS and will commence during the third quarter of 2019.

14.     COMMITMENTS AND CONTINGENCIES
From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. Management does not believe it is reasonably possible that such matters will have a material adverse effect on the Company’s financial statements.

15.     FAIR VALUE
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
As of June 30, 2019, we measured the fair value of contingent consideration that represents the potential earnout incentive for Get Real Health's former equity holders. We estimated the fair value of the contingent consideration based on the probability of Get Real Health meeting EBITDA (subject to certain pro-forma adjustments) targets. We did not have any other instruments that require fair value measurement as of June 30, 2019.
The following table summarizes the carrying amounts and fair value of the contingent consideration at June 30, 2019:

		Fair Value at June 30, 2019 Using
	Carrying Amount at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	6/30/2019	(Level 1)	(Level 2)	(Level 3)
Description
Contingent consideration	$5,000	$—	$—	$5,000
Total	$5,000	$—	$—	$5,000
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

16.     SEGMENT REPORTING
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
The following table presents a summary of the revenues and gross profits of our three operating segments for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Revenues:
Acute Care EHR
Recurring revenue	$27,091	$28,342	$54,479	$56,477
Non-recurring revenue	6,957	8,865	17,016	20,913
Total Acute Care EHR revenue	34,048	37,207	71,495	77,390
Post-acute Care EHR
Recurring revenue	4,424	4,656	8,902	9,487
Non-recurring revenue	1,168	883	2,490	1,621
Total Post-acute Care EHR revenue	5,592	5,539	11,392	11,108
TruBridge	26,516	25,159	52,410	50,290
Total revenues	$66,156	$67,905	$135,297	$138,788

Cost of sales:
Acute Care EHR	$16,346	$17,970	$33,412	$34,727
Post-acute Care EHR	1,327	1,558	2,598	3,219
TruBridge	13,948	13,531	27,637	26,910
Total cost of sales	$31,621	$33,059	$63,647	$64,856

Gross profit:
Acute Care EHR	$17,702	$19,237	$38,083	$42,663
Post-acute Care EHR	4,265	3,981	8,794	7,889
TruBridge	12,568	11,628	24,773	23,380
Total gross profit	$34,535	$34,846	$71,650	$73,932

Corporate operating expenses	$(30,919)	$(32,621)	$(61,987)	$(64,058)
Other income	283	194	532	392
Interest expense	(1,763)	(1,807)	(3,567)	(3,785)
Income before taxes	$2,136	$612	$6,628	$6,481

17.     SUBSEQUENT EVENTS
On August 6, 2019, the Company announced a dividend for the third quarter of 2019 in the amount of $0.10 per share, payable on August 30, 2019, to stockholders of record as of the close of business on August 16, 2019.

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

Background
CPSI is a leading provider of healthcare solutions and services for community hospitals and other healthcare systems and post-acute care facilities. Founded in 1979, CPSI offers its products and services through four companies - Evident, LLC ("Evident"), TruBridge, LLC ("TruBridge"), American HealthTech, Inc. ("AHT"), and iNetXperts, Corp. d/b/a Get Real Health ("Get Real Health"). These combined companies are focused on improving the health of the communities we serve, connecting communities for a better patient care experience, and improving the financial operations of our clients. The individual contributions of each of these companies towards this combined focus are as follows:
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
•Get Real Health, included within our TruBridge segment, delivers technology solutions to improve patient outcomes and engagement strategies with care providers.
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
See Note 16 to the condensed consolidated financial statements included herein for additional information on our three reportable segments.
Management Overview
Through much of our history, our strategy has been to achieve meaningful long-term revenue growth through sales of healthcare IT systems and related services to existing and new clients within our target market. Prospectively, our ability to continue to realize long-term revenue growth is largely dependent on our ability to sell new and additional products and services to our existing customer base, including cross-selling opportunities presented between our operating segments, Acute Care EHR, Post-acute Care EHR, and TruBridge. As a result, retention of existing EHR customers is a key component of our long-term growth strategy by protecting this base of potential cross-sell customers, while at the same time serving as a leading indicator of our market position and stability of revenues and cash flows.

Additionally, as we consider the long-term growth prospects of our business, we are seeking to further stabilize our revenues and cash flows and leverage TruBridge services as a growth agent in light of a relatively mature EHR marketplace. As a result, we are placing ever-increasing value in further developing our already significant recurring revenue base. As such, maintaining and growing recurring revenues are additional key components of our long-term growth strategy, aided by the aforementioned focus on customer retention, and includes a renewed focus on driving demand for subscriptions for our existing technology solutions.

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

Turbulence in the U.S. and worldwide economies and financial markets impacts almost all industries. While the healthcare industry is not immune to economic cycles, we believe it is more significantly affected by U.S. regulatory and national health initiatives than by the economic cycles of our economy. Additionally, healthcare organizations with a large dependency on Medicare and Medicaid populations, such as community hospitals, have been affected by the challenging financial condition of the federal government and many state governments and government programs. Accordingly, we recognize that prospective hospital clients often do not have the necessary capital to make investments in information technology. Additionally, in response to these challenges, hospitals have become more selective regarding where they invest capital, resulting in a focus on strategic spending that generates a return on their investment. Despite these challenges, we believe healthcare information technology is often viewed as more strategically beneficial to hospitals than other possible purchases because the technology also plays an important role in healthcare by improving safety and efficiency and reducing costs. Additionally, we believe most hospitals recognize that they must invest in healthcare information technology to meet current and future regulatory, compliance and government reimbursement requirements.
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
We have historically made financing arrangements available to clients on a case-by-case basis, depending upon the various aspects of the proposed contract and customer attributes. Our system sales revenues are now weighted more heavily in the form of financed sales, compared to upfront and subscription payment modules. These financing arrangements include short-term payment plans and longer-term lease financing through us or third-party financing companies. For those clients not seeking a financing arrangement, the payment schedule of the typical contract is structured to provide for a scheduling deposit due at contract signing, with the remainder of the contracted fees due at various stages of the installation process (delivery of hardware, installation of software and commencement of training, and satisfactory completion of a monthly accounting cycle or end-of-month operation by each respective application, as applicable).
During 2018, total financing receivables increased by $7.8 million, which had a significant impact on operating cash flow. This increase in financing arrangements was primarily due to two reasons. First, meaningful use stage three ("MU3") installations are primarily financed through short-term payment plans and demand for such installation has increased since late 2017. Second, competitor financing options, primarily through accounts receivable management collections and cloud EHR arrangements, have applied pressure to reduce initial customer capital investment requirements for new EHR installations, leading to the offering of long-term lease options. We expect positive cash flows from financing receivables during 2019 as cash receipts from MU3 installations in the previous year are received.
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

On May 3, 2019, the Company closed its acquisition of Get Real Health pursuant to a Stock Purchase Agreement dated April 23, 2019, as amended on May 2, 2019. Based in Rockville, Maryland, Get Real Health delivers technology solutions to improve patient outcomes and engagement strategies with care providers. Through this acquisition, the Company will strengthen its position in community healthcare by offering three new comprehensive patient engagement and empowerment solutions that are offered by Get Real Health. Although the acquisition is expected to be accretive to our earnings for fiscal year 2019, there can be no assurance that this will be the case. In addition, during the first six months of 2019, we incurred approximately $0.4 million of pre-tax acquisition costs in connection with the acquisition of Get Real Health.
Results of Operations
During the six months ended June 30, 2019, we generated revenues of $135.3 million from the sale of our products and services, compared to $138.8 million during the six months ended June 30, 2018, a decrease of 3% that is primarily attributed to fewer MU3 installations as the MU3 deadline approaches partially offset by continued TruBridge client growth. We view sales of TruBridge solutions within our existing EHR client base as our leading performance indicator. Our net income for the six months ended June 30, 2019 increased by $0.8 million to $5.1 million from the six months ended June 30, 2018 as a result of a lower effective tax rate. Net cash provided by operating activities increased by $9.6 million to $17.5 million during the six months ended June 30, 2019, primarily due to more advantageous changes in working capital, most notably as it relates to accounts receivable and financing receivables.
The following table sets forth certain items included in our results of operations for the three and six months ended June 30, 2019 and 2018, expressed as a percentage of our total revenues for these periods:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
(In thousands)	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
System sales and support:
Acute Care EHR	$34,048	51.5%	$37,207	54.8%	$71,495	52.8%	$77,390	55.8%
Post-acute Care EHR	5,592	8.5%	5,539	8.2%	11,392	8.4%	11,108	8.0%
Total System sales and support	39,640	59.9%	42,746	62.9%	82,887	61.3%	88,498	63.8%
TruBridge	26,516	40.1%	25,159	37.1%	52,410	38.7%	50,290	36.2%
Total sales revenues	66,156	100.0%	67,905	100.0%	135,297	100.0%	138,788	100.0%
Costs of sales:
System sales and support:
Acute Care EHR	16,346	24.7%	17,970	26.5%	33,412	24.7%	34,727	25.0%
Post-acute Care EHR	1,327	2.0%	1,558	2.3%	2,598	1.9%	3,219	2.3%
Total System sales and support	17,673	26.7%	19,528	28.8%	36,010	26.6%	37,946	27.3%
TruBridge	13,948	21.1%	13,531	19.9%	27,637	20.4%	26,910	19.4%
Total costs of sales	31,621	47.8%	33,059	48.7%	63,647	47.0%	64,856	46.7%
Gross profit	34,535	52.2%	34,846	51.3%	71,650	53.0%	73,932	53.3%
Operating expenses:
Product development	9,297	14.1%	9,314	13.7%	18,526	13.7%	18,071	13.0%
Sales and marketing	7,016	10.6%	7,518	11.1%	14,508	10.7%	15,232	11.0%
General and administrative	12,090	18.3%	13,188	19.4%	23,914	17.7%	25,552	18.4%
Amortization of acquisition-related intangibles	2,516	3.8%	2,601	3.8%	5,039	3.7%	5,203	3.7%
Total operating expenses	30,919	46.7%	32,621	48.0%	61,987	45.8%	64,058	46.2%
Operating income	3,616	5.5%	2,225	3.3%	9,663	7.1%	9,874	7.1%
Other income (expense):
Other income	283	0.4%	194	0.3%	532	0.4%	392	0.3%
Interest expense	(1,763)	(2.7)%	(1,807)	(2.7)%	(3,567)	(2.6)%	(3,785)	(2.7)%
Total other income (expense)	(1,480)	(2.2)%	(1,613)	(2.4)%	(3,035)	(2.2)%	(3,393)	(2.4)%
Income before taxes	2,136	3.2%	612	0.9%	6,628	4.9%	6,481	4.7%
Provision for income taxes	473	0.7%	284	0.4%	1,521	1.1%	2,185	1.6%
Net income	$1,663	2.5%	$328	0.5%	$5,107	3.8%	$4,296	3.1%

Three Months Ended June 30, 2019 Compared with Three Months Ended June 30, 2018
Revenues. Total revenues for the three months ended June 30, 2019 decreased by $1.7 million, or 3%, compared to the three months ended June 30, 2018.

System sales and support revenues decreased by $3.1 million, or 7%, compared to the second quarter 2018. System sales and support revenues were comprised of the following during the respective periods:

	Three Months Ended June 30,
(In thousands)	2019	2018
Recurring system sales and support revenues (1)
Acute Care EHR	$27,091	$28,342
Post-acute Care EHR	4,424	4,656
Total recurring system sales and support revenues	31,515	32,998
Non-recurring system sales and support revenues (2)
Acute Care EHR	6,957	8,865
Post-acute Care EHR	1,168	883
Total non-recurring system sales and support revenues	8,125	9,748
Total system sales and support revenue	$39,640	$42,746

(1) Mostly comprised of support and maintenance, third-party subscriptions, and SaaS revenues.

(2) Mostly comprised of installation revenues from the sale of our acute care and post-acute care EHR solutions and related applications under a perpetual (non-subscription) licensing model.
Recurring system sales and support revenues decreased by $1.5 million, or 4%, compared to the second quarter of 2018. Acute Care EHR recurring revenues decreased by $1.3 million, or 4%, as attrition primarily from the Centriq customer base outweighed new Thrive customer growth and additional support fees for MU3-related add-on sales. Post-acute Care EHR recurring revenues decreased by $0.2 million, or 5%, due to attrition attributed to an aggressive competitive environment as we make technological improvements to the AHT product line.
Non-recurring system sales and support revenues decreased by $1.6 million, or 17%, primarily due to a $1.9 million decrease in Acute Care EHR non-recurring revenues. We installed our Acute Care EHR solutions at six new hospital clients during the second quarter of 2019 (three of which were under a SaaS arrangement, resulting in revenue being recognized ratably over the contract term) compared to three new hospital clients during the second quarter of 2018 (one under a SaaS arrangement). Despite this increase in non-SaaS installation activity, a decrease in average contract value for the related installations, driven by comparative facility sizes, resulted in non-recurring EHR revenues from new system implementations decreasing $1.0 million from the second quarter of 2018. Additionally, the impending 2019 year-end deadline for compliance with the related Promoting Interoperability (“PI”, formerly “Meaningful Use”) program from CMS resulted in a $2.7 million decrease in related MU3 installation revenues, which were partially offset by robust sales of other add-on applications. Non-recurring Post-acute Care EHR revenues increased by $0.3 million, or 32%, in the second quarter of 2019 as a result of increased bookings due to our ongoing product releases and aggressive efforts to make technological improvements to the AHT product line.
TruBridge revenues increased 5%, or $1.4 million, compared to the second quarter of 2018. Our hospital clients operate in an environment typified by rising costs and increased complexity and are increasingly seeking to alleviate themselves of the ever-increasing administrative burden of operating their own business office functions. Most notably, our insurance services line, which includes our TruBridge services, increased by $0.4 million, or 5%, due to new RCM customer growth. We have also expanded our customer base for our accounts receivable management services resulting in an increase of $0.6 million, or 7%, and our information technology management services grew by 10%, or $0.3 million. These increases were partially offset by a decrease in our medical coding services of $0.1 million, or 4%, as operational decisions made by a few key customers have decreased their related patient volume and, consequently, had a negative impact on our service revenues. Get Real Health contributed $0.2 million in TruBridge revenue during the second quarter of 2019.
Costs of Sales. Total costs of sales decreased by 4%, or $1.4 million, compared to the second quarter of 2018. As a percentage of total revenues, costs of sales decreased to 48% in the second quarter of 2019, compared to 49% in the second quarter of 2018.
Costs of Acute Care EHR system sales and support decreased by $1.6 million, or 9%, compared to the second quarter of 2018 primarily due to a $0.8 million decrease in payroll cost as we have implemented measures to become more efficient with our resources and a $0.9 million decrease in third party software costs. Gross margin on Acute Care EHR system sales and support was flat at 52% in the second quarter of 2019 and 2018.

Costs of Post-acute Care EHR system sales and support decreased by $0.2 million, or 15%, compared to the second quarter of 2018, as we have been able to continue to operate more efficiently to meet current demand. Decreases in payroll, software, hardware, and other costs combined for the decrease. The gross margin on Post-acute Care EHR system sales and support increased to 76% in the second quarter of 2019, compared to 72% in the second quarter of 2018.
Our costs associated with TruBridge sales and support increased 3%, or $0.4 million, with the largest contributing factor being nonrecurring costs related to replacing office computers. This increase was partially offset by a decrease in payroll and related costs of 2%, or $0.2 million, as a result of a 3% reduction in headcount compared to the second quarter of 2019. The gross margin on these services increased to 47% in the second quarter of 2019 compared to 46% in the second quarter of 2018. Get Real Health contributed $0.1 million in TruBridge cost of sales during the second quarter of 2019.
Product Development. Product development expenses consist primarily of compensation and other employee-related costs (including stock-based compensation) and infrastructure costs incurred, but not capitalized, for new product development and product enhancements. Product development costs remained relatively flat compared to the second quarter of 2018, primarily as a decrease in payroll and stock compensation costs were offset as newly acquired Get Real Health contributed $0.3 million in product development costs during the second quarter of 2019.
Sales and Marketing. Sales and marketing expenses decreased 7%, or $0.5 million, compared to the second quarter of 2018, primarily due to decreased payroll costs of 15%, or $0.4 million, based on decreased headcount. We also reduced our general spend by $0.3 million, or 24%, compared to the second quarter of 2018. Get Real Health contributed $0.2 million in sales and marketing costs during the second quarter of 2019.
General and Administrative. General and administrative expenses decreased 8%, or $1.1 million, as the $2.1 million in cost savings achieved through recent changes in the health benefits offered to our employees through our self-insured health plans were partially offset by increases in other expense items. Most notably, we saw a $1.1 million increase in non-recurring severance and transaction-related costs resulting from our recent acquisition of Get Real Health. Bad debt expense decreased $0.3 million, or 25%, compared to the second quarter of 2018. Get Real Health contributed $0.2 million in general and administrative costs during the second quarter of 2019.
Amortization of Acquisition-Related Intangibles. Amortization expense associated with acquisition-related intangible assets decreased $0.1 million compared to the second quarter of 2018 due to the retirement of Rycan related trademarks during 2018. All software and services previously provided under the Rycan name now are marketed under TruBridge trademarks.
Total Operating Expenses. As a percentage of total revenues, total operating expenses decreased to 47% in the second quarter of 2019, compared to 48% in the second quarter of 2018.
Total Other Income (Expense). Total other income (expense) decreased from expense of $1.6 million during the second quarter of 2018 to expense of $1.5 million during the second quarter of 2019, as our interest rate on long term debt was reduced as we have reached our target consolidated leverage ratio, coupled with an increase in interest income due to the expansion of long-term payment plans offered to our clients.
Income Before Taxes. As a result of the foregoing factors, income before taxes increased by $1.5 million, compared to the second quarter of 2018.
Provision for Income Taxes. Our effective tax rate for the three months ended June 30, 2019 decreased to 22.1% from 46.4% for the three months ended June 30, 2018. Our implementation of the Internal Revenue Service’s “Guidance for Allowance of the Credit for Increasing Research Activities under IRC Section 41 for Taxpayers that Expense Research and Development Costs on their Financial Statements pursuant to ASC 730,” commonly referred to as the “ASC 730 Safe Harbor Directive,” during the second half of 2018 has significantly increased our estimated research and development (“R&D”) tax credits, resulting in an incremental benefit to our effective tax rate of 9.9% for the second quarter of 2019 compared to the second quarter of 2018. Additionally, our effective tax rate for the three months ended June 30, 2018 was heavily impacted by the year-to-date impact of changing state income allocation determinations among our various subsidiaries from entities with lower effective state rates to entities with higher effective state rates. This year-to-date adjustment, which was recorded in a three-month period of significantly lower net income before taxes compared to the immediately preceding period, had an outsized impact on our effective tax rate for the period. There was no such adjustment recorded during the second quarter of 2019, resulting in a 20.7% reduction in our effective tax rate for the three months ended June 30, 2019 compared to the second quarter of 2018.
Net Income. Net income for the three months ended June 30, 2019 increased by $1.3 million to $1.7 million, or $0.12 per basic and diluted share, compared with net income of $0.3 million, or $0.02 per basic and diluted share, for the three months ended June 30, 2018. Net income represented 3% of revenue for the three months ended June 30, 2019, compared to less than 1% of revenue for the three months ended June 30, 2018.
Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018
Revenues. Total revenues for the six months ended June 30, 2019 decreased by $3.5 million, or 3%, compared to the six months ended June 30, 2018.
System sales and support revenues decreased by $5.6 million, or 6%, compared to the six months ended June 30, 2018. System sales and support revenues were comprised of the following:

	Six Months Ended June 30,
(In thousands)	2019	2018
Recurring system sales and support revenues (1)
Acute Care EHR	$54,479	$56,477
Post-acute Care EHR	8,902	9,487
Total recurring system sales and support revenues	63,381	65,964
Non-recurring system sales and support revenues (2)
Acute Care EHR	17,016	20,913
Post-acute Care EHR	2,490	1,621
Total non-recurring system sales and support revenues	19,506	22,534
Total system sales and support revenue	$82,887	$88,498

(1) Mostly comprised of support and maintenance, third-party subscriptions, and SaaS revenues.

(2) Mostly comprised of installation revenues from the sale of our acute care and post-acute care EHR solutions and related applications under a perpetual (non-subscription) licensing model.
Recurring system sales and support revenues decreased by $2.6 million, or 4%, compared to the first six months of 2018. Acute Care EHR recurring revenues decreased by $2.0 million, or 4%, as attrition primarily from the Centriq customer base outweighed new Thrive customer growth and additional support fees for MU3-related add-on sales. Post-acute Care EHR recurring revenues decreased by $0.6 million, or 6%, due to attrition attributed to an aggressive competitive environment as we make technological improvements to the AHT product line.
Non-recurring system sales and support revenues decreased by $3.0 million, or 13%, primarily due to a $3.9 million decrease in Acute Care EHR non-recurring revenues. We installed our Acute Care EHR solutions at 11 new hospital clients during the first six months of 2019 (four of which were under a SaaS arrangement) compared to nine new hospital clients during the first six months of 2018 (two under a SaaS arrangement). Despite the similar experience in non-SaaS installation activity, a decrease in average contract value for the related installations resulted in non-recurring EHR revenues from new system implementations decreasing $2.5 million from the first six months of 2018. Additionally, the impending 2019 year-end deadline for compliance with the related PI (formerly “Meaningful Use”) program from CMS resulted in a $4.7 million decrease in related MU3 installation revenues, which were partially offset by robust sales of other add-on applications. Non-recurring Post-acute Care EHR revenues increased by $0.9 million, or 54%, in the six months ended June 30, 2019 as a result of increased bookings due to our ongoing product releases and aggressive efforts to make technological improvements to the AHT product line.
TruBridge revenues increased 4%, or $2.1 million, compared to the first six months of 2018. Our hospital clients operate in an environment typified by rising costs and increased complexity and are increasingly seeking to alleviate themselves of the ever-increasing administrative burden of operating their own business office functions. Most notably, our insurance services line, which includes our TruBridge services, increased by $1.2 million, or 9%, due to new RCM customer growth. We have also expanded our customer base for our accounts receivable management services, resulting in an increase of $1.0 million, or 6%, and our information technology management services grew by 10%, or $0.6 million. These increases were partially offset by a decrease in our medical coding services of $0.9 million, or 16%, as operational decisions made by a few key customers have decreased their related patient volume and, consequently, had a negative impact on our service revenues. Get Real Health contributed $0.2 million in TruBridge revenue during the six months ended June 30, 2019.
Costs of Sales. Total costs of sales decreased by 2%, or $1.2 million, compared to the first sixth months of 2018. As a percentage of total revenues, costs of sales remained at 47% in the six months ended June 30, 2019 and 2018.

Costs of Acute Care EHR system sales and support decreased by $1.3 million, or 4%, compared to the first sixth months of 2018 primarily due to a 5%, or $1.1 million, decrease in payroll cost as we have implemented measures to become more efficient with our resources and a $1.1 million decrease in third party software costs. This decrease was partially offset by a $1.1 million increase in hardware expense resulting from changes in the sales mix. The decrease in Acute Care cost of sales were not able to offset the decrease in revenue noted above, which resulted in the gross margin on Acute Care EHR system sales and support decreasing to 53% in the six months ended June 30, 2019, compared to 55% in the six months ended June 30, 2018.
Costs of Post-acute Care EHR system sales and support decreased by $0.6 million, or 19%, compared to the first six months of 2018, primarily due to reduced payroll costs of $0.2 million, or 9%, as we have been able to continue to operate more efficiently to meet current demand. Additional decreases in software, hardware, travel, and other costs combined for an additional $0.4 million decrease. The gross margin on Post-acute Care EHR system sales and support increased to 77% in the six months ended June 30, 2019, compared to 71% in the six months ended June 30, 2018.
Our costs associated with TruBridge sales and support increased 3%, or $0.7 million, with general increases as a result of a larger customer base. The gross margin on these services was 47% in the six months ended June 30, 2019 compared to 46% in the six months ended June 30, 2018. Get Real Health contributed $0.1 million in TruBridge cost of sales during the six months ended June 30, 2019.
Product Development. Product development expenses consist primarily of compensation and other employee-related costs (including stock-based compensation) and infrastructure costs incurred, but not capitalized, for new product development and product enhancements. Product development costs increased 3%, or $0.5 million, compared to the six months ended June 30, 2018, primarily as a result of an increase in headcount. Get Real Health contributed $0.3 million in product development costs during the six months ended June 30, 2019.
Sales and Marketing. Sales and marketing expenses decreased 5%, or $0.7 million, compared to the first six months of 2018, primarily due to decreased payroll costs of 11%, or $0.7 million, based on decreased headcount. Get Real Health contributed $0.2 million in sales and marketing costs during the six months ended June 30, 2019.
General and Administrative. General and administrative expenses decreased 6%, or $1.6 million, as the $4.5 million in cost savings achieved through recent changes in the health benefits offered to our employees through our self-insured health plans were partially offset by increases in other expense items. Most notably, we saw a $2.1 million increase in non-recurring severance and transaction-related costs resulting from recent acquisition activity and other strategic initiatives. Bad debt expense increased $0.3 million, as a few of our hospital clients have not been or may not be able to fulfill their financial obligations. Lastly, stock compensation expense increased $0.4 million as a result of additional grants of stock-based awards made during the trailing twelve months. Get Real Health contributed $0.2 million in general and administrative costs during the six months ended June 30, 2019.
Amortization of Acquisition-Related Intangibles. Amortization expense associated with acquisition-related intangible assets decreased $0.2 million compared to the first six months of 2018 due to the retirement of Rycan related trademarks during 2018. All software and services previously provided under the Rycan name now are marketed under TruBridge trademarks.
Total Operating Expenses. As a percentage of total revenues, total operating expenses remained at 46% in the six months ended June 30, 2019 and 2018.
Total Other Income (Expense). Total other income (expense) decreased from expense of $3.4 million during the six months ended June 30, 2018 to expense of $3.0 million during the six months ended June 30, 2019, as our interest rate on long term debt was reduced as we have reached our target consolidated leverage ratio, coupled with an increase in interest income due to the expansion of long-term payment plans offered to our clients.
Income Before Taxes. As a result of the foregoing factors, income before taxes increased by 2%, or $0.1 million, compared to the first six months of 2018.
Provision for Income Taxes. Our effective tax rate for the six months ended June 30, 2019 decreased to 22.9% from 33.7% for the six months ended June 30, 2018. Our implementation of the aforementioned ASC 730 Safe Harbor Directive during the second half of 2018 has significantly increased our estimated research and development (“R&D”) tax credits, resulting in an incremental benefit to our effective tax rate of 6.3% for the first six months of 2019 compared to the first six months 2018. Additionally, we have experienced a decrease in tax shortfalls related to stock-based compensation, resulting in an incremental benefit to our effective tax rate of 3.3% for the first six months 2019 compared to the first six months 2018.

Net Income. Net income for the six months ended June 30, 2019 increased by $0.8 million to $5.1 million, or $0.36 per basic and diluted share, compared with net income of $4.3 million, or $0.31 per basic and diluted share, for the six months ended June 30, 2018. Net income represented 4% of revenue for the six months ended June 30, 2019, compared to 3% of revenue for the six months ended June 30, 2018.
Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2019, our principal sources of liquidity consisted of cash and cash equivalents of $6.8 million and our remaining borrowing capacity under the Amended Revolving Credit Facility of $11.6 million, compared to $5.7 million of cash and cash equivalents and $20.3 million of remaining borrowing capacity under the Amended Revolving Credit Facility as of December 31, 2018. In conjunction with our acquisition of HHI in January 2016, we entered into the Previous Credit Agreement which provided for the $125 million Previous Term Loan Facility and the $50 million Previous Revolving Credit Facility. On October 13, 2017, the Company entered into the Second Amendment to refinance and decrease the aggregate principal amount of the credit facilities from $175 million to $162 million, which included the $117 million Amended Term Loan Facility and the $45 million Amended Revolving Credit Facility. On February 8, 2018, the Company entered into the Third Amendment to increase the aggregate principal amount of the Amended Credit Facilities from $162 million to $167 million, which includes the $117 million Amended Term Loan Facility and a $50 million Amended Revolving Credit Facility.
As of June 30, 2019, we had $130.9 million in principal amount of indebtedness outstanding under the Amended Credit Facilities. We believe that our cash and cash equivalents of $6.8 million as of June 30, 2019, the future operating cash flows of the combined entity, and our remaining borrowing capacity under the Amended Revolving Credit Facility of $11.6 million as of June 30, 2019, taken together, provide adequate resources to fund ongoing cash requirements for the next twelve months. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of filing of this Form 10-Q. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.
To finance the closing of the Get Real Health transaction, which occurred on May 3, 2019, the Company used a draw of approximately $11.0 million under its Amended Revolving Credit Facility. If the Company is required to make earnout payments (up to $14.0 million) after the end of 2019, the Company expects to use additional draws on its Amended Revolving Credit Facility to fund any such earnout payments. The Company has measured the fair value of the potential earnout payment at $5.0 million as of June 30, 2019.
Operating Cash Flow Activities
Net cash provided by operating activities increased $9.6 million, from $7.8 million provided by operations for the six months ended June 30, 2018 to $17.5 million provided by operations for the six months ended June 30, 2019. The increase in cash flows provided from operations is primarily due to more cash-advantageous changes in working capital. Working capital was a net use of cash during the first six months 2018 in the amount of $10.7 million, compared to a net use of cash during the first six months 2019 of only $1.9 million. During the first six months 2018, rapid revenue growth for TruBridge resulted in expansion of accounts receivable of approximately $4.5 million and financing receivables of approximately $1.7 million, as we were still in the early-stages of the MU3 opportunity (the sales of which have been nearly all under short-term payment plans). Conversely, modest TruBridge revenue growth during the first six months 2019 coupled with collections on past financing receivables have greatly abated the related cash collection timing delays. As a result, these components of working capital, which combined for $6.1 million of cash collection deferrals during the first six months 2018, combined to be $4.0 million cash positive during the first six months 2019.
Investing Cash Flow Activities
Net cash used in investing activities increased $11.4 million, with $11.9 million used in the six months ended June 30, 2019 compared to $0.4 million used during the six months ended June 30, 2018. We completed our $11.0 million acquisition of Get Real Health during the second quarter 2019. We do not anticipate the need for significant capital expenditures during the remainder of 2019.

Financing Cash Flow Activities
During the six months ended June 30, 2019, our financing activities used net cash of $4.5 million, as we paid a net $1.4 million in long-term debt principal and declared and paid dividends in the amount of $2.9 million. During the six months ended June 30, 2019, we made a $7.0 million prepayment on the Amended Term Loan Facility in accordance with the excess cash flow mandatory prepayment requirements of the Amended Credit Agreement. Financing cash flow activities used $6.4 million during the six months ended June 30, 2018, primarily due to $3.6 million net paid in long-term debt principal and $2.8 million cash paid in dividends.
We believe that paying dividends is an effective way of providing an investment return to our stockholders and a beneficial use of our cash. However, the declaration of dividends by CPSI is subject to compliance with the terms of our Amended Credit Agreement and the discretion of our Board of Directors, which may decide to change or terminate the Company's dividend policy at any time. Our Board of Directors will continue to take into account such matters as general business conditions, capital needs, our financial results and other such factors the Board of Directors may deem relevant.
Credit Agreement
As of June 30, 2019, we had $92.5 million in principal amount outstanding under the Amended Term Loan Facility and $38.4 million in principal amount outstanding under the Amended Revolving Credit Facility. Each of the Amended Credit Facilities continues to bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted LIBOR rate for the relevant interest period, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate plus one percent per annum, or (3) a combination of (1) and (2). The applicable margin range for LIBOR loans and the letter of credit fee ranges from 2.0% to 3.5%. The applicable margin range for base rate loans ranges from 1.0% to 2.5%, in each case based on the Company's consolidated leverage ratio.
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
The Amended Credit Agreement, as amended by the Third Amendment, provides incremental facility capacity of $50 million, subject to certain conditions. The Amended Credit Agreement includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. The Amended Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio of 1.25:1.00 throughout the duration of such agreement. Under the Amended Credit Agreement, the Company is required to comply with a maximum consolidated leverage ratio of 3.95:1.00 through December 31, 2017 and 3.50:1.00 from January 1, 2018 and thereafter. The Amended Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default. We believe that we were in compliance with the covenants contained in the Amended Credit Agreement as of June 30, 2019.
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
Backlog
Backlog consists of revenues we reasonably expect to recognize over the next twelve months under all existing contracts, including those with remaining performance obligations that have original expected durations of one year or less and those with fees that are variable in which we estimate future revenues. The revenues to be recognized may relate to a combination of one-time fees for system sales and recurring fees for support and maintenance and TruBridge services. As of June 30, 2019, we had a twelve-month backlog of approximately $17 million in connection with non-recurring system purchases and approximately $227 million in connection with recurring payments under support and maintenance, Cloud EHR contracts, and TruBridge services. As of June 30, 2018, we had a twelve-month backlog of approximately $38 million in connection with non-recurring system purchases and approximately $229 million in connection with recurring payments under support and maintenance and TruBridge services.
Bookings
Bookings is a key operational metric used by management to assess the relative success of our sales generation efforts, and were as follows for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
System sales and support (1)
Acute Care EHR	$9,851	$16,071	$18,135	$33,576
Post-acute Care EHR	1,735	1,054	3,166	1,781
Total system sales and support	11,586	17,125	21,301	35,357

TruBridge (2)	3,096	6,371	7,324	10,189

Total bookings	$14,682	$23,496	$28,625	$45,546

(1) Generally calculated as the total contract price (for system sales) and annualized contract value (for support).
(2) Generally calculated as the total contract price (for non-recurring, project-related amounts) and annualized contract value (for recurring amounts).
Acute Care EHR bookings in the second quarter 2019 decreased by $6.2 million, or 39%, from the second quarter 2018, and decreased by $15.4 million, or 46%, year-to-date 2019 compared to year-to-date 2018, mostly as net new installation bookings have been severely impaired by a lack of urgency on the part of prospective customers, resulting in a low volume of decisions for new system implementations. This lack of urgency has largely been the natural result of the Meaningful Use era reaching the end of its life cycle, resulting in lessened prospective regulatory challenges and general fatigue in our markets towards additional investment in EHR technology. Despite these developments, we do not consider the quality of our pipeline to have diminished materially.

Post-acute Care EHR bookings in the second quarter 2019 increased by $0.7 million, or 65%, from the second quarter 2018, and increased by $1.4 million, or 78%, year-to-date 2019 compared to year-to-date 2018, as beneficial regulatory factors have worked in tandem with our recent efforts to improve the related product functionality and usability to drive improved demand in both the net new and add-on sales environments.

TruBridge bookings in the second quarter 2019 decreased $3.3 million, or 51%, from the second quarter 2018, and decreased $2.9 million, or 28%, year-to-date 2019 compared to year-to-date 2018, as the aforementioned lack of urgency related to Acute Care EHR net new installation bookings is also having an adverse impact on the timing of customer decisions for purchasing TruBridge services.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements, as defined by Item 303(a)(4) of SEC Regulation S-K, as of June 30, 2019.

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
In our Annual Report on Form 10-K for the year ended December 31, 2018, we identified our critical accounting polices related to revenue recognition, allowance for doubtful accounts, allowance for credit losses, and estimates. There have been no significant changes to these critical accounting policies during the six months ended June 30, 2019.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk relates primarily to the potential change in the British Bankers Association London Interbank Offered Rate ("LIBOR"). We had $130.9 million of outstanding borrowings under our Amended Credit Facilities with Regions Bank at June 30, 2019. The Amended Term Loan Facility and Amended Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin plus (1) the Adjusted LIBOR rate for the relevant interest period, (2) an alternate base rate determined by reference to the greatest of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate plus one percent per annum, or (3) a combination of (1) and (2). Accordingly, we are exposed to fluctuations in interest rates on borrowings under the Amended Credit Facilities. A one hundred basis point change in interest rate on our borrowings outstanding as of June 30, 2019 would result in a change in interest expense of approximately $1.3 million annually.
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
Changes in Internal Control over Financial Reporting
On May 3, 2019, we acquired Get Real Health, as further described in Note 4 of the notes to the condensed consolidated financial statements. We continue to integrate policies, processes, people, technology, and operations for our combined operations, and we will continue to evaluate the impact of any related changes to internal control over financial reporting during the fiscal year. There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our operating and finance leases and properly assessed the impact of the new accounting standard related to lease accounting on our financial statements to facilitate adoption on January 1, 2019. There were no significant changes to our internal controls over financial reporting due to the adoption of the new standard.

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

2.1
Stock Purchase Agreement, dated April 23, 2019, by and among Computer Programs and Systems, Inc., iNetXperts, Corp., the Sellers named therein, and the Sellers' Representative (filed as Exhibit 2.1 to CPSI's Current Report on Form 8-K dated April 24, 2019 and incorporated herein by reference)

2.2
First Amendment to Stock Purchase Agreement, dated May 2, 2019, by and among Computer Programs and Systems, Inc., iNetXperts, Corp., the Sellers named therein, and the Sellers' Representative (filed as Exhibit 2.1 to CPSI's Quarterly Report on Form 10-Q for the period ended March 31, 2019 and incorporated herein by reference)

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3 to CPSI’s Current Report on Form 8-K dated October 28, 2013 and incorporated herein by reference)

3.3	Amendment to Amended and Restated Bylaws (filed as Exhibit 3.1 to CPSI's Current Report on Form 8-K dated January 22, 2019 and incorporated herein by reference)

10.1	Computer Programs and Systems, Inc. 2019 Incentive Plan (filed as Exhibit 10.1 to CPSI's Current Report on Form 8-K dated April 29, 2019 and incorporated herein by reference)

10.2
Form of Performance Share Award Agreement (One-Year) under the Computer Programs and Systems, Inc. 2019 Incentive Plan (filed as Exhibit 10.2 to CPSI's Current Report on Form 8-K dated April 29, 2019 and incorporated herein by reference)

10.3
Form of Performance Share Award Agreement (Three-Year) under the Computer Programs and Systems, Inc. 2019 Incentive Plan (filed as Exhibit 10.3 to CPSI's Current Report on Form 8-K dated April 29, 2019 and incorporated herein by reference)

10.4
Form of Performance-Based Cash Bonus Award Agreement under the Computer Programs and Systems, Inc. 2019 Incentive Plan (filed as Exhibit 10.4 to CPSI's Current Report on Form 8-K dated April 29, 2019 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Form 10-Q for the period ended June 30, 2019

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER PROGRAMS AND SYSTEMS, INC.

August 9, 2019	By:	/s/ J. Boyd Douglas
J. Boyd Douglas
President and Chief Executive Officer

August 9, 2019	By:	/s/ Matt J. Chambless
Matt J. Chambless
Chief Financial Officer