Form 10-Q
period 2019-09-30
COMPUTER PROGRAMS & SYSTEMS INC
filed 2019-11-05
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 4, 2019, there were 14,355,656 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.
Quarterly Report on Form 10-Q
(For the three and nine months ended September 30, 2019)

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$3,988	$5,732
Accounts receivable, net of allowance for doubtful accounts of $2,121 and $2,124, respectively	39,350	40,474
Financing receivables, current portion, net	12,295	15,059
Inventories	1,472	1,498
Prepaid income taxes	2,130	2,120
Prepaid expenses and other	6,444	5,055
Total current assets	65,679	69,938
Property and equipment, net	11,826	10,875
Operating lease assets	8,061	—
Financing receivables, net of current portion	18,214	19,263
Other assets, net of current portion	1,139	995
Intangible assets, net	85,977	86,226
Goodwill	149,960	140,449
Total assets	$340,856	$327,746
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,580	$5,668
Current portion of long-term debt	8,430	6,486
Deferred revenue	8,656	10,201
Accrued vacation	4,324	3,929
Other accrued liabilities	13,984	12,219
Total current liabilities	42,974	38,503
Long-term debt, net of current portion	112,540	124,583
Operating lease liabilities, net of current portion	6,578	—
Deferred tax liabilities	6,733	4,877
Total liabilities	168,825	167,963
Stockholders’ equity:
Common stock, $0.001 par value; 30,000 shares authorized; 14,356 and 14,083 shares issued and outstanding, respectively	14	14
Additional paid-in capital	172,093	164,793
Accumulated deficit	(76)	(5,024)
Total stockholders’ equity	172,031	159,783
Total liabilities and stockholders’ equity	$340,856	$327,746
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales revenues:
System sales and support	$40,990	$44,425	$123,877	$132,923
TruBridge	27,709	24,872	80,119	75,162
Total sales revenues	68,699	69,297	203,996	208,085
Costs of sales:
System sales and support	18,761	19,583	54,776	57,528
TruBridge	14,023	13,590	41,660	40,501
Total costs of sales	32,784	33,173	96,436	98,029
Gross profit	35,915	36,124	107,560	110,056
Operating expenses:
Product development	9,158	9,305	27,684	27,375
Sales and marketing	6,654	7,546	21,158	22,778
General and administrative	10,996	11,220	34,909	36,772
Amortization of acquisition-related intangibles	3,100	2,692	8,139	7,895
Total operating expenses	29,908	30,763	91,890	94,820
Operating income	6,007	5,361	15,670	15,236
Other income (expense):
Other income	4	201	535	593
Interest expense	(1,702)	(1,829)	(5,269)	(5,615)
Total other income (expense)	(1,698)	(1,628)	(4,734)	(5,022)
Income before taxes	4,309	3,733	10,936	10,214
Provision (benefit) for income taxes	174	(2,016)	1,695	170
Net income	$4,135	$5,749	$9,241	$10,044
Net income per common share—basic	$0.29	$0.41	$0.65	$0.72
Net income per common share—diluted	$0.29	$0.41	$0.65	$0.72
Weighted average shares outstanding used in per common share computations:
Basic	13,829	13,604	13,760	13,547
Diluted	13,829	13,604	13,760	13,547
Dividends declared per common share	$0.10	$0.10	$0.30	$0.30
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Equity

Three Months Ended September 30, 2019 and 2018:	Shares	Amount
Balance at June 30, 2019	14,355	$14	$169,920	$(2,775)	$167,159
Net income	—	—	—	4,135	4,135
Common stock issued upon exercise of stock options	1	—	3	—	3
Stock-based compensation	—	—	2,170	—	2,170
Dividends	—	—	—	(1,436)	(1,436)
Balance at September 30, 2019	14,356	$14	$172,093	$(76)	$172,031

Balance at June 30, 2018	14,086	$14	$159,770	$(15,543)	$144,241
Net income	—	—	—	5,749	5,749
Stock-based compensation	—	—	2,611	—	2,611
Dividends	—	—	—	(1,409)	(1,409)
Balance at September 30, 2018	14,086	$14	$162,381	$(11,203)	$151,192

Nine Months Ended September 30, 2019 and 2018:
Balance at December 31, 2018	14,083	$14	$164,793	$(5,024)	$159,783
Net income	—	—	—	9,241	9,241
Common stock issued upon exercise of stock options	1	—	3	—	3
Issuance of restricted stock	272	—	—	—	—
Stock-based compensation	—	—	7,297	—	7,297
Dividends	—	—	—	(4,293)	(4,293)
Balance at September 30, 2019	14,356	$14	$172,093	$(76)	$172,031

Balance at December 31, 2017	13,760	$14	$155,078	$(19,006)	$136,086
Net income	—	—	—	10,044	10,044
Adoption of accounting standard	—	—	—	1,970	1,970
Issuance of restricted stock	326	—	—	—	—
Stock-based compensation	—	—	7,303	—	7,303
Dividends	—	—	—	(4,211)	(4,211)
Balance at September 30, 2018	14,086	$14	$162,381	$(11,203)	$151,192
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating Activities:
Net income	$9,241	$10,044
Adjustments to net income:
Provision for bad debt	1,975	2,366
Deferred taxes	376	(231)
Stock-based compensation	7,297	7,303
Depreciation	1,084	1,416
Amortization of acquisition-related intangibles	8,139	7,895
Amortization of deferred finance costs	259	259
Changes in operating assets and liabilities:
Accounts receivable	(157)	(4,174)
Financing receivables	3,483	(5,975)
Inventories	26	219
Prepaid expenses and other	(1,426)	(47)
Accounts payable	1,318	(1,641)
Deferred revenue	(1,975)	1,178
Other liabilities	(4,116)	(1,821)
Prepaid income taxes/income taxes payable	(11)	(1,939)
Net cash provided by operating activities	25,513	14,852
Investing Activities:
Purchase of business, net of cash received	(10,733)	—
Purchase of property and equipment	(1,670)	(818)
Net cash used in investing activities	(12,403)	(818)
Financing Activities:
Dividends paid	(4,293)	(4,211)
Payments of long-term debt principal	(11,665)	(11,877)
Payments of contingent consideration	(206)	—
Proceeds from revolving line of credit	11,000	7,300
Payments of revolving line of credit	(9,693)	(591)
Proceeds from exercise of stock options	3	—
Net cash used in financing activities	(14,854)	(9,379)
(Decrease) Increase in cash and cash equivalents	(1,744)	4,655
Cash and cash equivalents at beginning of period	5,732	520
Cash and cash equivalents at end of period	$3,988	$5,175
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,003	$5,276
Cash paid for income taxes, net of refund	$1,330	$2,340

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
The following table details deferred revenue for the nine months ended September 30, 2019 and 2018, included in the condensed consolidated balance sheets:

(In thousands)	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Beginning balance	$10,201	$9,937
Deferred revenue recorded	13,888	15,847
Deferred revenue acquired	430	—
Less deferred revenue recognized as revenue	(15,863)	(14,669)
Ending balance	$8,656	$11,115
The deferred revenue recorded during the nine months ended September 30, 2019 is comprised primarily of the annual renewals of certain software subscriptions billed during the first quarter of each year and deposits collected for future EHR installations. The deferred revenue recognized as revenue during the nine months ended September 30, 2019 and 2018 is comprised primarily of the periodic recognition of annual renewals that were deferred until earned and deposits for future EHR installations that were deferred until earned.
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
The following table details costs to obtain and fulfill contracts with customers for the nine months ended September 30, 2019 and 2018, included in the condensed consolidated balance sheets:

(In thousands)	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Beginning balance	$3,017	$3,775
Costs to obtain and fulfill contracts capitalized	4,130	2,356
Less costs to obtain and fulfill contracts recognized as expense	(3,509)	(3,129)
Ending balance	$3,638	$3,002
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

Consideration for the acquisition included cash (net of cash of the acquired entity) of $10.8 million (inclusive of seller's transaction expenses), plus a contingent earnout payment of up to $14.0 million tied to Get Real Health's earnings before interest, tax, depreciation, and amortization ("EBITDA") (subject to certain pro-forma adjustments) for 2019. During 2019, we have incurred approximately $0.5 million of pre-tax acquisition costs in connection with the acquisition of Get Real Health. Acquisition costs are included in general and administrative expenses in our consolidated statements of income.

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

The preliminary allocation of the purchase price paid for Get Real Health as of September 30, 2019 was as follows:

(In thousands)	Purchase Price Allocation
Acquired cash	$159
Accounts receivable	364
Prepaid expenses	107
Property and equipment	365
Operating lease asset	1,285
Intangible assets	7,890
Goodwill	9,511
Accounts payable and accrued liabilities	(594)
Deferred taxes, net	(1,480)
Operating lease liability	(1,285)
Contingent consideration	(5,000)
Deferred revenue	(430)
Net assets acquired	$10,892

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

Our condensed consolidated statement of operations for the three and nine months ended September 30, 2019 includes revenues of approximately $0.5 million and $0.7 million, respectively, and pre-tax loss of approximately $0.7 million and $1.4 million, respectively, attributed to the acquired business since the May 3, 2019 acquisition date.

The following unaudited pro forma revenue, net loss and earnings per share amounts for the three and nine months ended September 30, 2019 and 2018 give effect to the Get Real Health acquisition as if it had been completed on January 1, 2018. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of what the operating results actually would have been during the periods presented had the Get Real Health acquisition been completed during the periods presented. In addition, the unaudited pro forma financial information does not purport to project future operating results. The pro forma information does not fully reflect: (1) any anticipated synergies (or costs to achieve synergies) or (2) the impact of non-recurring items directly related to the Get Real Health acquisition.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2019	2018	2019	2018
Pro forma revenues	$68,699	$70,365	$205,459	$210,622
Pro forma net income	$3,486	$5,208	$7,519	$7,516
Pro forma diluted earnings per share	$0.25	$0.38	$0.55	$0.55

Pro forma net income was calculated by adjusting the results for the applicable period to reflect (i) the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied on January 1, 2018 and (ii) adjustments to amortized revenue during fiscal 2019 and 2018 as a result of the acquisition date valuation of assumed deferred revenue.

5.  PROPERTY AND EQUIPMENT
Property and equipment, net was comprised of the following at September 30, 2019 and December 31, 2018:

(In thousands)	September 30, 2019	December 31, 2018
Land	$2,848	$2,848
Buildings and improvements	8,038	7,752
Computer equipment	3,964	2,766
Leasehold improvements	1,712	1,198
Office furniture and fixtures	1,954	1,938
Automobiles	18	18
Property and equipment, gross	18,534	16,520
Less: accumulated depreciation	(6,708)	(5,645)
Property and equipment, net	$11,826	$10,875

6.     OTHER ACCRUED LIABILITIES
Other accrued liabilities was comprised of the following at September 30, 2019 and December 31, 2018:

(In thousands)	September 30, 2019	December 31, 2018
Salaries and benefits	$4,103	$8,722
Severance	647	992
Commissions	794	830
Self-insurance reserves	1,382	1,017
Contingent consideration	5,000	206
Other	575	452
Operating lease liabilities, current portion	1,483	—
Other accrued liabilities	$13,984	$12,219

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
The following is a calculation of the basic and diluted EPS for the Company's common stock, including a reconciliation between net income and net income attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2019	2018	2019	2018
Net income	$4,135	$5,749	$9,241	$10,044
Less: Net income attributable to participating securities	(151)	(197)	(347)	(338)
Net income attributable to common stockholders	$3,984	$5,552	$8,894	$9,706

Weighted average shares outstanding used in basic per common share computations	13,829	13,604	13,760	13,547
Add: Dilutive potential common shares	—	—	—	—
Weighted average shares outstanding used in diluted per common share computations	13,829	13,604	13,760	13,547

Basic EPS	$0.29	$0.41	$0.65	$0.72
Diluted EPS	$0.29	$0.41	$0.65	$0.72

During 2018 and 2019, performance share awards were granted to certain executive officers and key employees of the Company that will result in the issuance of time-vesting restricted stock if the predefined performance criteria are met. The awards provide for an aggregate target of 200,709 shares, none of which have been included in the calculation of diluted EPS for the three and nine months ended September 30, 2019 because the related threshold award performance levels have not been achieved as of September 30, 2019. See Note 9 - Stock-based Compensation for more information.

8.     INCOME TAXES
The Company determines the tax provision for interim periods using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.
Our effective tax rate for the three months ended September 30, 2019, was a tax expense of 4% compared to a tax benefit of 54% for the three months ended September 30, 2018. During the third quarter of 2018, we implemented the Internal Revenue Service’s “Guidance for Allowance of the Credit for Increasing Research Activities Under IRC Section 41 for Taxpayers that Expense Research and Development Costs on their Financial Statements pursuant to ASC 730,” commonly referred to as the "ASC 730 Safe Harbor Directive". This Directive provides guidance regarding the examination of certain research and development ("R&D") expenses under ASC 730, Research and Development, and indicates that the IRS will not challenge certain qualified research expenses (QREs) that are characterized as a taxpayer’s adjusted ASC 730 financial statement R&D costs. Under this guidance, taxpayers now have the option to reconcile ASC 730 with the QREs claimed on their tax return by adjusting ASC 730 financial statement R&D costs to arrive at the amount the IRS considers as qualifying for the safe harbor. The implementation of this guidance, including corresponding 2017 provision-to-return and 2018 year-to-date adjustments, resulted in an overall benefit to our effective tax rate of 81% related to R&D credits for the three months ended September 31, 2018. R&D credits (inclusive of 2018 provision-to-return adjustments) for the three months ended September 30, 2019 benefited our effective tax rate by 20% for the related period.
Our effective tax rate for the nine months ended September 30, 2019 increased to 15% from 2% for the nine months ended September 30, 2018. This significant increase in our effective tax rate was primarily due to the implementation of the ASC 730 Safe Harbor Directive during the first nine months of 2018, resulting in an overall benefit to our effective tax rate of 31% related to R&D credits for the first nine months of 2018, inclusive of 2017 provision-to-return adjustments. R&D credits (inclusive of 2018 provision-to-return adjustments) for the nine months ended September 30, 2019 benefited our effective tax rate by 13% for the related period.
9.     STOCK-BASED COMPENSATION
Stock-based compensation expense is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee's or non-employee director's requisite service period.
The following table details total stock-based compensation expense for the three and nine months ended September 30, 2019 and 2018, included in the condensed consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Costs of sales	$467	$566	$1,514	$1,590
Operating expenses	1,703	2,044	5,783	5,713
Pre-tax stock-based compensation expense	2,170	2,610	7,297	7,303
Less: income tax effect	(477)	(574)	(1,605)	(1,607)
Net stock-based compensation expense	$1,693	$2,036	$5,692	$5,696
The Company's stock-based compensation awards are in the form of restricted stock and performance share awards granted pursuant to the Company's 2012 Restricted Stock Plan for Non-Employee Directors, Amended and Restated 2014 Incentive Plan and 2019 Incentive Plan (the "Plans"). As of September 30, 2019, there was $11.2 million of unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the Plans, which is expected to be recognized over a weighted-average period of 1.7 years.

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
A summary of restricted stock activity (including shares of restricted stock issued pursuant to the settlement of performance share awards) under the Plans during the nine months ended September 30, 2019 and 2018 is as follows:

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Shares	Weighted-Average Grant Date Fair Value Per Share	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested restricted stock outstanding at beginning of period	475,132	$32.00	309,195	$38.36
Granted	133,936	30.89	148,841	30.20
Performance share awards settled through the issuance of restricted stock	138,566	29.80	177,395	29.94
Vested	(221,775)	33.48	(153,424)	40.81
Unvested restricted stock outstanding at end of period	525,859	$30.51	482,007	$31.96
Performance Share Awards
The Company granted performance share awards to executive officers and certain key employees under the Amended and Restated 2014 Incentive Plan prior to 2019 and under the 2019 Incentive Plan beginning in 2019. The number of shares of common stock earned and issuable under each award is determined at the end of a one-year or three-year performance period, as applicable, based on the Company's achievement of performance goals predetermined by the Compensation Committee of the Board of Directors at the time of grant. The three-year performance share awards include a modifier to the total number of shares earned based on the Company's total shareholder return ("TSR") compared to an industry index. If certain levels of the performance objective are met, the award results in the issuance of shares of restricted stock or common stock corresponding to such level. One-year performance share awards are then subject to time-based vesting pursuant to which the shares of restricted stock vest in equal annual installments over the applicable vesting period, which is generally three years. Three-year performance share awards that result in the issuance of shares of common stock are not subject to time-based vesting at the conclusion of the three-year performance period.
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
The recipients of performance share awards do not receive dividends or possess voting rights during the performance period and, accordingly, the fair value of the one-year and three-year performance share awards is the quoted market value of CPSI's common stock on the grant date less the present value of the expected dividends not received during the relevant period. The TSR modifier applicable to the three-year performance share awards is considered a market condition and therefore is reflected in the grant date fair value of the award. A Monte Carlo simulation has been used to account for this market condition in the grant date fair value of the award.

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
A summary of performance share award activity under the Plans during the nine months ended September 30, 2019 and 2018 is as follows, based on the target award amounts set forth in the performance share award agreements:

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Shares	Weighted-Average Grant Date Fair Value Per Share	Shares	Weighted-Average Grant Date Fair Value Per Share
Performance share awards outstanding at beginning of period	184,776	$30.15	189,325	$29.94
Granted	110,310	30.95	184,776	30.15
Adjusted for actual performance, net of forfeitures	44,189	29.77	(11,930)	29.94
Performance share awards settled through the issuance of restricted stock	(138,566)	29.80	(177,395)	29.94
Performance share awards outstanding at end of period	200,709	$30.75	184,776	$30.15

10.     FINANCING RECEIVABLES
Short-Term Payment Plans
The Company provides fixed monthly payment arrangements ("short-term payment plans") over terms ranging from three to twelve months for meaningful use stage three and other add-on software installations. As a practical expedient, we do not adjust the amount of consideration recognized as revenue for the financing component as unearned income when we expect payment within one year or less. These receivables, included in the current portion of financing receivables, were comprised of the following at September 30, 2019 and December 31, 2018:

(In thousands)	September 30, 2019	December 31, 2018
Short-term payment plans, gross	$3,593	$5,773
Less: allowance for losses	(252)	(404)
Short-term payment plans, net	$3,341	$5,369
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

The components of these receivables were as follows at September 30, 2019 and December 31, 2018:

(In thousands)	September 30, 2019	December 31, 2018
Long-term financing arrangements, gross	$32,947	$34,841
Less: allowance for losses	(2,044)	(2,163)
Less: unearned income	(3,735)	(3,725)
Long-term financing arrangements, net	$27,168	$28,953
Future minimum payments to be received subsequent to September 30, 2019 are as follows:

(In thousands)
Years Ending December 31,
2019	$3,213
2020	10,641
2021	8,404
2022	5,803
2023	2,857
Thereafter	2,029
Total minimum payments to be received	32,947
Less: allowance for losses	(2,044)
Less: unearned income	(3,735)
Receivables, net	$27,168

Credit Quality of Financing Receivables and Allowance for Credit Losses
The following table is a roll-forward of the allowance for financing credit losses for the nine months ended September 30, 2019 and year ended December 31, 2018:

(In thousands)	Balance at Beginning of Period	Provision	Charge-offs	Recoveries	Balance at End of Period
September 30, 2019	$2,567	$329	$(600)	$—	$2,296
December 31, 2018	$3,244	$1,691	$(2,368)	$—	$2,567
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
Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. To facilitate customer collection and credit monitoring efforts, financing receivable amounts are invoiced and reclassified to trade accounts receivable when they become due, with all invoiced amounts placed on nonaccrual status. As a result, all past due amounts related to the Company’s financing receivables are included in trade accounts receivable in the accompanying condensed consolidated balance sheets. The following is an analysis of the age of financing receivables amounts (excluding short-term payment plans) that have been reclassified to trade accounts receivable and were past due as of September 30, 2019 and December 31, 2018:

(In thousands)	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due
September 30, 2019	$1,265	$168	$191	$1,624
December 31, 2018	$1,302	$210	$245	$1,757

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

(In thousands)	September 30, 2019	December 31, 2018
Stratification of uninvoiced client financing receivables based on aging of related trade accounts receivable:
Uninvoiced client financing receivables related to trade accounts receivable that are 1 to 90 Days Past Due	$16,023	$17,290
Uninvoiced client financing receivables related to trade accounts receivable that are 91 to 180 Days Past Due	2,136	2,247
Uninvoiced client financing receivables related to trade accounts receivable that are 181 + Days Past Due	2,714	885
Total uninvoiced client financing receivables balances of clients with a trade accounts receivable	$20,873	$20,422
Total uninvoiced client financing receivables of clients with no related trade accounts receivable	8,339	10,694
Total financing receivables with contractual maturities of one year or less	3,593	5,773
Less: allowance for losses	(2,296)	(2,567)
Total financing receivables	$30,509	$34,322

11.  INTANGIBLE ASSETS AND GOODWILL
Our purchased definite-lived intangible assets as of September 30, 2019 and December 31, 2018 are summarized as follows:

(In thousands)	Customer Relationships	Trademark	Developed Technology	Total
Gross carrying amount as of December 31, 2017	$82,300	$10,900	$24,100	$117,300
Accumulated amortization as of December 31, 2018	(19,476)	(2,613)	(8,985)	(31,074)
Net intangible assets as of December 31, 2018	$62,824	$8,287	$15,115	$86,226

Gross carrying amount as of December 31, 2018	$82,300	$10,900	$24,100	$117,300
Intangible assets acquired	2,070	220	5,600	7,890
Accumulated amortization as of September 30, 2019	(24,656)	(3,236)	(11,321)	(39,213)
Net intangible assets as of September 30, 2019	$59,714	$7,884	$18,379	$85,977
Weighted average remaining years of useful life	9	13	6	9

The following table represents the remaining amortization of definite-lived intangible assets as of September 30, 2019:

(In thousands)
For the year ended December 31,
2019	$2,866
2020	11,421
2021	11,003
2022	10,904
2023	10,904
Thereafter	38,879
Total	$85,977
The following table sets forth the change in the carrying amount of goodwill by segment for the nine months ended September 30, 2019:

(In thousands)	Acute Care EHR	Post-acute Care EHR	TruBridge	Total
Balance as of December 31, 2018	$97,095	$29,570	$13,784	$140,449
Goodwill acquired	—	—	9,511	9,511
Balance as of September 30, 2019	$97,095	$29,570	$23,295	$149,960
Goodwill is evaluated for impairment annually on October 1, or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist.

12.  LONG-TERM DEBT
Long-term debt was comprised of the following at September 30, 2019 and December 31, 2018:

(In thousands)	September 30, 2019	December 31, 2018
Term loan facility	$91,017	$102,432
Revolving credit facility	31,000	29,693
Finance lease obligation	—	250
Debt obligations	122,017	132,375
Less: unamortized debt issuance costs	(1,047)	(1,306)
Debt obligation, net	120,970	131,069
Less: current portion	(8,430)	(6,486)
Long-term debt	$112,540	$124,583

As of September 30, 2019, the carrying value of debt approximated the fair value due to the variable interest rate, which reflected the market rate.
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
Anticipated annual future maturities of the Amended Term Loan Facility, Amended Revolving Credit Facility, and capital lease obligation are as follows as of September 30, 2019:

(In thousands)
2019	$2,194
2020	8,775
2021	9,506
2022	101,542
2023	—
Thereafter	—
$122,017
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
The Amended Credit Agreement, as amended by the Third Amendment, provides incremental facility capacity of $50 million, subject to certain conditions. The Amended Credit Agreement includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. The Amended Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio of 1.25:1.00 throughout the duration of such agreement. Under the Amended Credit Agreement, the Company is required to comply with a maximum consolidated leverage ratio of 3.95:1.00 through December 31, 2017 and 3.50:1.00 from January 1, 2018 and thereafter. The Amended Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default. We believe that we were in compliance with the covenants contained in the Amended Credit Agreement as of September 30, 2019.
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
Supplemental balance sheet information related to operating leases was as follows:

(In thousands)	September 30, 2019
Operating lease assets:
Operating lease assets	$8,061
Operating lease liabilities:
Other accrued liabilities	$1,483
Operating lease liabilities, net of current portion	6,578
Total operating lease liabilities	$8,061
Weighted average remaining lease term in years	7
Weighted average discount rate	5.1%
Because our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. We used the incremental borrowing rate on January 1, 2019, for operating leases that commenced prior to that date.
The future minimum lease payments payable under these operating leases subsequent to September 30, 2019 are as follows:

(In thousands)
2019	$332
2020	1,544
2021	1,518
2022	1,436
2023	1,363
Thereafter	3,381
Total lease payments	9,574
Less imputed interest	(1,513)
Total	$8,061

Total rent expense for the nine months ended September 30, 2019 and 2018 was $1.6 million and $1.9 million, respectively.
Total cash paid for amounts included in the measurement of lease liabilities within operating cash flows from operating leases for the nine months ended September 30, 2019 was $1.3 million.
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
As of September 30, 2019, we measured the fair value of contingent consideration that represents the potential earnout incentive for Get Real Health's former equity holders. We estimated the fair value of the contingent consideration based on the probability of Get Real Health meeting EBITDA (subject to certain pro-forma adjustments) targets. We did not have any other instruments that require fair value measurement as of September 30, 2019.
The following table summarizes the carrying amounts and fair value of the contingent consideration at September 30, 2019:

		Fair Value at September 30, 2019 Using
	Carrying Amount at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	9/30/2019	(Level 1)	(Level 2)	(Level 3)
Description
Contingent consideration	$5,000	$—	$—	$5,000
Total	$5,000	$—	$—	$5,000
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
The following table presents a summary of the revenues and gross profits of our three operating segments for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Revenues:
Acute Care EHR
Recurring revenue	$26,982	$27,393	$81,462	$83,633
Non-recurring revenue	8,983	11,514	25,999	32,664
Total Acute Care EHR revenue	35,965	38,907	107,461	116,297
Post-acute Care EHR
Recurring revenue	4,312	4,515	13,214	14,002
Non-recurring revenue	713	1,003	3,202	2,624
Total Post-acute Care EHR revenue	5,025	5,518	16,416	16,626
TruBridge	27,709	24,872	80,119	75,162
Total revenues	$68,699	$69,297	$203,996	$208,085

Cost of sales:
Acute Care EHR	$17,382	$18,086	$50,798	$52,812
Post-acute Care EHR	1,379	1,497	3,978	4,716
TruBridge	14,023	13,590	41,660	40,501
Total cost of sales	$32,784	$33,173	$96,436	$98,029

Gross profit:
Acute Care EHR	$18,583	$20,821	$56,663	$63,485
Post-acute Care EHR	3,646	4,021	12,438	11,910
TruBridge	13,686	11,282	38,459	34,661
Total gross profit	$35,915	$36,124	$107,560	$110,056

Corporate operating expenses	$(29,908)	$(30,763)	$(91,890)	$(94,820)
Other income	4	201	535	593
Interest expense	(1,702)	(1,829)	(5,269)	(5,615)
Income before taxes	$4,309	$3,733	$10,936	$10,214

17.     SUBSEQUENT EVENTS
On November 5, 2019, the Company announced a dividend for the fourth quarter of 2019 in the amount of $0.10 per share, payable on November 29, 2019, to stockholders of record as of the close of business on November 15, 2019.

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
During 2018, total financing receivables increased by $7.8 million, which had a significant impact on operating cash flow. This increase in financing arrangements was primarily due to two reasons. First, meaningful use stage three ("MU3") installations are primarily financed through short-term payment plans and demand for such installation has increased since late 2017. Second, competitor financing options, primarily through accounts receivable management collections and cloud EHR arrangements, have applied pressure to reduce initial customer capital investment requirements for new EHR installations, leading to the offering of long-term lease options. We have experienced and continue to expect positive cash flows from financing receivables during 2019 as cash receipts from MU3 installations in the previous year are received.
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
On May 3, 2019, the Company closed its acquisition of Get Real Health pursuant to a Stock Purchase Agreement dated April 23, 2019, as amended on May 2, 2019. Based in Rockville, Maryland, Get Real Health delivers technology solutions to improve patient outcomes and engagement strategies with care providers. Through this acquisition, the Company strengthened its position in community healthcare by offering three new comprehensive patient engagement and empowerment solutions that are offered by Get Real Health. Although the acquisition may be accretive to our earnings for fiscal year 2019, there can be no assurance that this will be the case. In addition, during the first nine months of 2019, we incurred approximately $0.5 million of pre-tax acquisition costs in connection with the acquisition of Get Real Health.
Results of Operations
During the nine months ended September 30, 2019, we generated revenues of $204.0 million from the sale of our products and services, compared to $208.1 million during the nine months ended September 30, 2018, a decrease of 2% that is primarily attributed to fewer MU3 installations as the October 1, 2019 MU3 compliance deadline passed partially offset by continued TruBridge client growth. We view sales of TruBridge solutions within our existing EHR client base as our leading performance indicator. Our net income for the nine months ended September 30, 2019 decreased by $0.8 million to $9.2 million from the nine months ended September 30, 2018 as a result of a higher effective tax rate. Net cash provided by operating activities increased by $10.7 million to $25.5 million during the nine months ended September 30, 2019, primarily due to more advantageous changes in working capital, most notably as it relates to accounts receivable and financing receivables.
The following table sets forth certain items included in our results of operations for the three and nine months ended September 30, 2019 and 2018, expressed as a percentage of our total revenues for these periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
(In thousands)	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
System sales and support:
Acute Care EHR	$35,965	52.4%	$38,907	56.1%	$107,461	52.7%	$116,297	55.9%
Post-acute Care EHR	5,025	7.3%	5,518	8.0%	16,416	8.0%	16,626	8.0%
Total System sales and support	40,990	59.7%	44,425	64.1%	123,877	60.7%	132,923	63.9%
TruBridge	27,709	40.3%	24,872	35.9%	80,119	39.3%	75,162	36.1%
Total sales revenues	68,699	100.0%	69,297	100.0%	203,996	100.0%	208,085	100.0%
Costs of sales:
System sales and support:
Acute Care EHR	17,382	25.3%	18,086	26.1%	50,798	24.9%	52,812	25.4%
Post-acute Care EHR	1,379	2.0%	1,497	2.2%	3,978	2.0%	4,716	2.3%
Total System sales and support	18,761	27.3%	19,583	28.3%	54,776	26.9%	57,528	27.6%
TruBridge	14,023	20.4%	13,590	19.6%	41,660	20.4%	40,501	19.5%
Total costs of sales	32,784	47.7%	33,173	47.9%	96,436	47.3%	98,029	47.1%
Gross profit	35,915	52.3%	36,124	52.1%	107,560	52.7%	110,056	52.9%
Operating expenses:
Product development	9,158	13.3%	9,305	13.4%	27,684	13.6%	27,375	13.2%
Sales and marketing	6,654	9.7%	7,546	10.9%	21,158	10.4%	22,778	10.9%
General and administrative	10,996	16.0%	11,220	16.2%	34,909	17.1%	36,772	17.7%
Amortization of acquisition-related intangibles	3,100	4.5%	2,692	3.9%	8,139	4.0%	7,895	3.8%
Total operating expenses	29,908	43.5%	30,763	44.4%	91,890	45.0%	94,820	45.6%
Operating income	6,007	8.7%	5,361	7.7%	15,670	7.7%	15,236	7.3%
Other income (expense):
Other income	4	—%	201	0.3%	535	0.3%	593	0.3%
Interest expense	(1,702)	(2.5)%	(1,829)	(2.6)%	(5,269)	(2.6)%	(5,615)	(2.7)%
Total other income (expense)	(1,698)	(2.5)%	(1,628)	(2.3)%	(4,734)	(2.3)%	(5,022)	(2.4)%
Income before taxes	4,309	6.3%	3,733	5.4%	10,936	5.4%	10,214	4.9%
Provision (benefit) for income taxes	174	0.3%	(2,016)	(2.9)%	1,695	0.8%	170	0.1%
Net income	$4,135	6.0%	$5,749	8.3%	$9,241	4.5%	$10,044	4.8%

Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018
Revenues. Total revenues for the three months ended September 30, 2019 decreased by $0.6 million, or 1%, compared to the three months ended September 30, 2018.

System sales and support revenues decreased by $3.4 million, or 8%, compared to the third quarter of 2018. System sales and support revenues were comprised of the following during the respective periods:

	Three Months Ended September 30,
(In thousands)	2019	2018
Recurring system sales and support revenues (1)
Acute Care EHR	$26,982	$27,393
Post-acute Care EHR	4,312	4,515
Total recurring system sales and support revenues	31,294	31,908
Non-recurring system sales and support revenues (2)
Acute Care EHR	8,983	11,514
Post-acute Care EHR	713	1,003
Total non-recurring system sales and support revenues	9,696	12,517
Total system sales and support revenue	$40,990	$44,425

(1) Mostly comprised of support and maintenance, third-party subscriptions, and SaaS revenues.

(2) Mostly comprised of installation revenues from the sale of our acute care and post-acute care EHR solutions and related applications under a perpetual (non-subscription) licensing model.
Recurring system sales and support revenues decreased by $0.6 million, or 2%, compared to the third quarter of 2018. Acute Care EHR recurring revenues decreased by $0.4 million, or 2%, as attrition primarily from the Centriq customer base outweighed new Thrive customer growth and additional support fees for MU3-related add-on sales. Post-acute Care EHR recurring revenues decreased by $0.2 million, or 4%, due to attrition attributed to an aggressive competitive environment as we make technological improvements to the AHT product line.
Non-recurring system sales and support revenues decreased by $2.8 million, or 23%, primarily due to a $2.5 million decrease in Acute Care EHR non-recurring revenues. We installed our Acute Care EHR solutions at five new hospital clients during the third quarter of 2019 (one of which was under a SaaS arrangement, resulting in revenue being recognized ratably over the contract term) compared to six new hospital clients during the third quarter of 2018 (none under a SaaS arrangement). This decrease in non-SaaS installation activity resulted in non-recurring EHR revenues from new system implementations decreasing by $1.4 million from the third quarter of 2018. Additionally, the impending 2019 year-end deadline for compliance with the related Promoting Interoperability (“PI”, formerly “Meaningful Use”) program administered by Centers for Medicare and Medicaid Services ("CMS") resulted in a $1.9 million decrease in related MU3 installation revenues, which were partially offset by robust sales of other add-on applications, which increased $0.8 million compared to the third quarter of 2018. Non-recurring Post-acute Care EHR revenues decreased by $0.3 million, or 29%, in the third quarter of 2019, despite increased bookings due to our ongoing product releases and aggressive efforts to make technological improvements to the AHT product line, as implementations from recent bookings have taken longer to complete due to multiple sites under contract.
TruBridge revenues increased 11%, or $2.8 million, compared to the third quarter of 2018. Our hospital clients operate in an environment typified by rising costs and increased complexity and are increasingly seeking to alleviate themselves of the ever-increasing administrative burden of operating their own business office functions. Most notably, an expanded customer base for our accounts receivable management services resulted in a revenue increase of $1.2 million, or 14%. Additionally, revenues from our insurance services division increased $0.7 million, or 9%, due to continued increased demand for our TruBridge RCM solution. Continued increasing demand for hosting services resulted in an increase of $0.4 million, or 12%, in our IT management services revenues. Get Real Health contributed $0.5 million to TruBridge revenue during the third quarter of 2019.
Costs of Sales. Total costs of sales decreased by 1%, or $0.4 million, compared to the third quarter of 2018. As a percentage of total revenues, costs of sales remained flat at 48% in the third quarter of 2019 and 2018.
Costs of Acute Care EHR system sales and support decreased by $0.7 million, or 4%, compared to the third quarter of 2018 primarily due to a $0.8 million decrease in payroll cost as we have implemented measures to become more efficient with our resources. Gross margin on Acute Care EHR system sales and support decreased to 52% in the third quarter of 2019 compared to 53% in the third quarter of 2018.
Costs of Post-acute Care EHR system sales and support decreased by $0.1 million, or 8%, compared to the third quarter of 2018, as we have been able to operate more efficiently to meet current demand by decreasing software costs compared to the third quarter of 2018. The gross margin on Post-acute Care EHR system sales and support remained flat at 73% in the third quarter of 2019 and 2018.
Our costs associated with TruBridge sales and support increased 3%, or $0.4 million compared to the third quarter of 2018. Legacy TruBridge costs remained flat when compared with the third quarter of 2018. Get Real Health contributed $0.4 million in TruBridge costs of sales during the third quarter of 2019. The gross margin on these services increased to 49% in the third quarter of 2019 compared to 45% in the third quarter of 2018.
Product Development. Product development expenses consist primarily of compensation and other employee-related costs (including stock-based compensation) and infrastructure costs incurred, but not capitalized, for new product development and product enhancements. Product development costs decreased $0.1 million, or 2%, compared to the third quarter of 2018, primarily as a decrease in payroll and stock compensation costs were partially offset by $0.4 million in product development costs related to Get Real Health during the third quarter of 2019.
Sales and Marketing. Sales and marketing expenses decreased 12%, or $0.9 million, compared to the third quarter of 2018, primarily due to decreased payroll costs of 10%, or $0.3 million, based on decreased headcount. Our commission expense decreased as a result of lower installation revenue, as noted above, by $0.5 million, or 32%, compared to the third quarter of 2018. Get Real Health contributed $0.3 million in sales and marketing costs during the third quarter of 2019.
General and Administrative. General and administrative expenses decreased 2%, or $0.2 million. Most notably, we saw a $0.7 million decrease in non-recurring severance as a result of the one-time voluntary retirement program offered during the third quarter of 2018, which was partially offset by an $0.4 million increase in non-recurring transaction-related costs resulting from recent acquisition activity and other strategic initiatives. Bad debt expense decreased $0.7 million compared to the third quarter of 2018 but was offset by a $0.6 million increase in employee health costs. Get Real Health contributed $0.2 million in general and administrative costs during the third quarter of 2019.
Amortization of Acquisition-Related Intangibles. Amortization expense associated with acquisition-related intangible assets increased $0.4 million compared to the third quarter of 2018 due to the addition of Get Real Health intangible assets acquired on May 3, 2019, and partially offset by the retirement of Rycan related trademarks during 2018. All software and services previously provided under the Rycan name now are marketed under TruBridge trademarks.
Total Operating Expenses. As a percentage of total revenues, total operating expenses remained flat at 44% of revenues in the third quarter of 2019 and 2018.
Total Other Income (Expense). Total other income (expense) increased from expense of $1.6 million during the third quarter of 2018 to expense of $1.7 million during the third quarter of 2019, primarily as our interest income resulting from long-term payment plans offered to our clients was mostly offset by expenses related to our corroborative agreement with Caravan Health related to our Rural ACO initiative.
Income Before Taxes. As a result of the foregoing factors, income before taxes increased by $0.6 million, compared to the third quarter of 2018.
Provision for Income Taxes. Our effective tax rate for the three months ended September 30, 2019, was a tax expense of 4% compared to a tax benefit of 54% for the three months ended September 30, 2018. During the third quarter of 2018, we implemented the Internal Revenue Service’s “Guidance for Allowance of the Credit for Increasing Research Activities Under IRC Section 41 for Taxpayers that Expense Research and Development Costs on their Financial Statements pursuant to ASC 730,” commonly referred to as the "ASC 730 Safe Harbor Directive". This Directive provides guidance regarding the examination of certain research and development ("R&D") expenses under ASC 730, Research and Development, and indicates that the IRS will not challenge certain qualified research expenses (QREs) that are characterized as a taxpayer’s adjusted ASC 730 financial statement R&D costs. Under this guidance, taxpayers now have the option to reconcile ASC 730 with the QREs claimed on their tax return by adjusting ASC 730 financial statement R&D costs to arrive at the amount the IRS considers as qualifying for the safe harbor. The implementation of this guidance, including corresponding 2017 provision-to-return and 2018 year-to-date adjustments, resulted in an overall benefit to our effective tax rate of 81% related to R&D credits for the three months ended September 31, 2018. R&D credits (inclusive of 2018 provision-to-return adjustments) for the three months ended September 30, 2019 benefited our effective tax rate by 20% for the related period.
Net Income. Net income for the three months ended September 30, 2019 decreased by $1.6 million to $4.1 million, or $0.29 per basic and diluted share, compared with net income of $5.7 million, or $0.41 per basic and diluted share, for the three months ended September 30, 2018. Net income represented 6% of revenue for the three months ended September 30, 2019, compared to 8% of revenue for the three months ended September 30, 2018.

Nine Months Ended September 30, 2019 Compared with Nine Months Ended September 30, 2018
Revenues. Total revenues for the nine months ended September 30, 2019 decreased by $4.1 million, or 2%, compared to the nine months ended September 30, 2018.
System sales and support revenues decreased by $9.0 million, or 7%, compared to the nine months ended September 30, 2018. System sales and support revenues were comprised of the following:

	Nine Months Ended September 30,
(In thousands)	2019	2018
Recurring system sales and support revenues (1)
Acute Care EHR	$81,462	$83,633
Post-acute Care EHR	13,214	14,002
Total recurring system sales and support revenues	94,676	97,635
Non-recurring system sales and support revenues (2)
Acute Care EHR	25,999	32,664
Post-acute Care EHR	3,202	2,624
Total non-recurring system sales and support revenues	29,201	35,288
Total system sales and support revenue	$123,877	$132,923

(1) Mostly comprised of support and maintenance, third-party subscriptions, and SaaS revenues.

(2) Mostly comprised of installation revenues from the sale of our acute care and post-acute care EHR solutions and related applications under a perpetual (non-subscription) licensing model.
Recurring system sales and support revenues decreased by $3.0 million, or 3%, compared to the first nine months of 2018. Acute Care EHR recurring revenues decreased by $2.2 million, or 3%, as attrition primarily from the Centriq customer base outweighed new Thrive customer growth and additional support fees for MU3-related add-on sales. Post-acute Care EHR recurring revenues decreased by $0.8 million, or 6%, due to attrition attributed to an aggressive competitive environment as we make technological improvements to the AHT product line.
Non-recurring system sales and support revenues decreased by $6.1 million, or 17%, primarily due to a $6.7 million decrease in Acute Care EHR non-recurring revenues. We installed our Acute Care EHR solutions at sixteen new hospital clients during the first nine months of 2019 (five of which were under a SaaS arrangement) compared to fifteen new hospital clients during the first nine months of 2018 (two under a SaaS arrangement). A decrease in non-SaaS installation activity, along with a decrease in average contract value for the related installations, driven by smaller comparative facility sizes, resulted in non-recurring EHR revenues from new system implementations decreasing by $3.8 million from the first nine months of 2018. Additionally, the impending 2019 year-end deadline for compliance with the related PI (formerly “Meaningful Use”) program administered by CMS resulted in a $6.6 million decrease in related MU3 installation revenues, which were partially offset by robust sales of other add-on applications that increased $3.7 million compared to the first nine months of 2018. Non-recurring Post-acute Care EHR revenues increased by $0.6 million, or 22%, in the nine months ended September 30, 2019 as a result of increased bookings due to our ongoing product releases and aggressive efforts to make technological improvements to the AHT product line.
TruBridge revenues increased 7%, or $5.0 million, compared to the first nine months of 2018. Our hospital clients operate in an environment typified by rising costs and increased complexity and are increasingly seeking to alleviate themselves of the ever-increasing administrative burden of operating their own business office functions. Most notably, an expanded customer base for our accounts receivable management services resulted in a revenue increase of $2.2 million, or 8%. Additionally, revenues from our insurance services division increased $1.9 million, or 9%, due to continued customer growth for our TruBridge RCM solution. Continued increasing demand for hosting services resulted in an increase of $0.9 million, or 11%, in our IT management services revenues. These increases were partially offset by a decrease in our medical coding services revenues of $0.8 million, or 10%, as operational decisions by a few key customers have decreased their related patient volumes and, consequently, had a negative impact on our service revenues. Get Real Health contributed $0.7 million to TruBridge revenue during the nine months ended September 30, 2019.

Costs of Sales. Total costs of sales decreased by 2%, or $1.6 million, compared to the first nine months of 2018. As a percentage of total revenues, costs of sales remained at 47% in the nine months ended September 30, 2019 and 2018.
Costs of Acute Care EHR system sales and support decreased by $2.0 million, or 4%, compared to the first nine months of 2018 primarily due to a 6%, or $2.0 million, decrease in payroll cost as we have implemented measures to become more efficient with our resources, coupled with a $0.7 million decrease in third party software costs and a $0.4 million decrease in travel costs. These decreases were offset by a $0.9 million increase in hardware expense resulting from changes in the sales mix and a $0.2 million increase in other costs. The decrease in Acute Care EHR costs of sales was not able to offset the decrease in revenue noted above, which resulted in the gross margin on Acute Care EHR system sales and support decreasing to 53% in the nine months ended September 30, 2019, compared to 55% in the nine months ended September 30, 2018.
Costs of Post-acute Care EHR system sales and support decreased by $0.7 million, or 16%, compared to the first nine months of 2018, primarily due to reduced software costs of $0.4 million, or 28%, and reduced payroll costs of $0.1 million, or 4%, as we have been able to operate more efficiently to meet current demand. Additional decreases in hardware, travel, and other costs combined for an additional $0.2 million decrease. The gross margin on Post-acute Care EHR system sales and support increased to 76% in the nine months ended September 30, 2019, compared to 72% in the nine months ended September 30, 2018.
Our costs associated with TruBridge sales and support increased 3%, or $1.2 million, due to general increases resulting from a larger customer base. The gross margin on these services was 48% in the nine months ended September 30, 2019 compared to 46% in the nine months ended September 30, 2018. Get Real Health contributed $0.5 million to TruBridge cost of sales during the nine months ended September 30, 2019.
Product Development. Product development expenses consist primarily of compensation and other employee-related costs (including stock-based compensation) and infrastructure costs incurred, but not capitalized, for new product development and product enhancements. Product development costs increased 1%, or $0.3 million, compared to the nine months ended September 30, 2018. Get Real Health contributed $0.7 million to product development costs during the nine months ended September 30, 2019, which were partially offset by a combined $0.4 million decrease in payroll, stock compensation, and other costs.
Sales and Marketing. Sales and marketing expenses decreased 7%, or $1.6 million, compared to the first nine months of 2018, primarily due to decreased payroll costs of 11%, or $1.0 million, based on decreased headcount. In addition, commission costs decreased $0.5 million and other costs decreased $0.7 million compared to the first nine months of 2018. Get Real Health contributed $0.5 million to sales and marketing costs during the nine months ended September 30, 2019.
General and Administrative. General and administrative expenses decreased 5%, or $1.9 million, as the $3.9 million in cost savings achieved through recent changes in the health benefits offered to our employees through our self-insured health plans were partially offset by increases in other expense items. Most notably, we saw a $1.8 million increase in non-recurring severance and transaction-related costs resulting from recent acquisition activity and other strategic initiatives. Bad debt expense decreased $0.4 million compared to the first nine months in 2018. Get Real Health contributed $0.4 million to general and administrative costs during the nine months ended September 30, 2019.
Amortization of Acquisition-Related Intangibles. Amortization expense associated with acquisition-related intangible assets increased $0.2 million compared to the first nine months of 2018 due to the addition of Get Real Health intangible assets acquired on May 3, 2019, partially offset by the retirement of Rycan related trademarks during 2018. All software and services previously provided under the Rycan name now are marketed under TruBridge trademarks.
Total Operating Expenses. As a percentage of total revenues, total operating expenses decreased to 45% of revenues in the nine months ended September 30, 2019 compared to 46% in the nine months ended September 30, 2018.
Total Other Income (Expense). Total other income (expense) decreased from expense of $5.0 million during the nine months ended September 30, 2018 to expense of $4.7 million during the nine months ended September 30, 2019, as our interest rate on long term debt has been reduced.
Income Before Taxes. As a result of the foregoing factors, income before taxes increased by 7%, or $0.7 million, compared to the first nine months of 2018.
Provision for Income Taxes. Our effective tax rate for the nine months ended September 30, 2019 increased to 15% from 2% for the nine months ended September 30, 2018. This significant increase in our effective tax rate was primarily due to the implementation of the ASC 730 Safe Harbor Directive during the first nine months of 2018, resulting in an overall benefit to our effective tax rate of 31% related to R&D credits for the first nine months of 2018, inclusive of 2017 provision-to-return adjustments. R&D credits (inclusive of 2018 provision-to-return adjustments) for the nine months ended September 30, 2019 benefited our effective tax rate by 13% for the related period.
Net Income. Net income for the nine months ended September 30, 2019 decreased by $0.8 million to $9.2 million, or $0.65 per basic and diluted share, compared with net income of $10.0 million, or $0.72 per basic and diluted share, for the nine months ended September 30, 2018. Net income represented 5% of revenue for the nine months ended September 30, 2019 and 2018.
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2019, our principal sources of liquidity consisted of cash and cash equivalents of $4.0 million and our remaining borrowing capacity under the Amended Revolving Credit Facility of $19.0 million, compared to $5.7 million of cash and cash equivalents and $20.3 million of remaining borrowing capacity under the Amended Revolving Credit Facility as of December 31, 2018. In conjunction with our acquisition of HHI in January 2016, we entered into the Previous Credit Agreement which provided for the $125 million Previous Term Loan Facility and the $50 million Previous Revolving Credit Facility. On October 13, 2017, the Company entered into the Second Amendment to refinance and decrease the aggregate principal amount of the credit facilities from $175 million to $162 million, which included the $117 million Amended Term Loan Facility and the $45 million Amended Revolving Credit Facility. On February 8, 2018, the Company entered into the Third Amendment to increase the aggregate principal amount of the Amended Credit Facilities from $162 million to $167 million, which includes the $117 million Amended Term Loan Facility and a $50 million Amended Revolving Credit Facility.
As of September 30, 2019, we had $122.0 million in principal amount of indebtedness outstanding under the Amended Credit Facilities. We believe that our cash and cash equivalents of $4.0 million as of September 30, 2019, the future operating cash flows of the combined entity, and our remaining borrowing capacity under the Amended Revolving Credit Facility of $19.0 million as of September 30, 2019, taken together, provide adequate resources to fund ongoing cash requirements for the next twelve months. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of filing of this Form 10-Q. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.
To finance the closing of the Get Real Health transaction, which occurred on May 3, 2019, the Company used a draw of approximately $11.0 million under its Amended Revolving Credit Facility. If the Company is required to make earnout payments (up to $14.0 million) after the end of 2019, the Company expects to use additional draws on its Amended Revolving Credit Facility to fund any such earnout payments. The Company has measured the fair value of the potential earnout payment at $5.0 million as of September 30, 2019.
Operating Cash Flow Activities
Net cash provided by operating activities increased $10.7 million, from $14.9 million provided by operations for the nine months ended September 30, 2018 to $25.5 million provided by operations for the nine months ended September 30, 2019. The increase in cash flows provided from operations is primarily due to more cash-advantageous changes in working capital. Working capital was a net use of cash during the first nine months of 2018 in the amount of $14.2 million, compared to a net use of cash during the first nine months of 2019 of only $2.9 million. During the first nine months of 2018, rapid revenue growth for TruBridge resulted in expansion of accounts receivable of approximately $4.2 million and financing receivables of approximately $6.0 million, as we were still in the early stages of the MU3 opportunity (the sales of which have been nearly all under short-term payment plans). Conversely, modest TruBridge revenue growth during the first nine months of 2019 coupled with collections on past financing receivables have greatly abated the related cash collection timing delays. As a result, these components of working capital, which combined for $10.1 million of cash collection deferrals during the first nine months of 2018, combined to be $3.3 million cash positive during the first nine months of 2019.
Investing Cash Flow Activities
Net cash used in investing activities increased $11.6 million, with $12.4 million used in the nine months ended September 30, 2019 compared to $0.8 million used during the nine months ended September 30, 2018. We completed our $10.9 million acquisition of Get Real Health during the second quarter of 2019. We do not anticipate the need for significant capital expenditures during the remainder of 2019.

Financing Cash Flow Activities
During the nine months ended September 30, 2019, our financing activities used net cash of $14.9 million, as we paid a net $10.4 million in long-term debt principal and declared and paid dividends in the amount of $4.3 million. During the nine months ended September 30, 2019, we made a $7.0 million prepayment on the Amended Term Loan Facility in accordance with the excess cash flow mandatory prepayment requirements of the Amended Credit Agreement. Financing cash flow activities used $9.4 million during the nine months ended September 30, 2018, primarily due to $5.2 million net paid in long-term debt principal and $4.2 million cash paid in dividends.
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
Credit Agreement
As of September 30, 2019, we had $91.0 million in principal amount outstanding under the Amended Term Loan Facility and $31.0 million in principal amount outstanding under the Amended Revolving Credit Facility. Each of the Amended Credit Facilities continues to bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted LIBOR rate for the relevant interest period, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate plus one percent per annum, or (3) a combination of (1) and (2). The applicable margin range for LIBOR loans and the letter of credit fee ranges from 2.0% to 3.5%. The applicable margin range for base rate loans ranges from 1.0% to 2.5%, in each case based on the Company's consolidated leverage ratio.
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
The Amended Credit Agreement, as amended by the Third Amendment, provides incremental facility capacity of $50 million, subject to certain conditions. The Amended Credit Agreement includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. The Amended Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio of 1.25:1.00 throughout the duration of such agreement. Under the Amended Credit Agreement, the Company is required to comply with a maximum consolidated leverage ratio of 3.95:1.00 through December 31, 2017 and 3.50:1.00 from January 1, 2018 and thereafter. The Amended Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default. We believe that we were in compliance with the covenants contained in the Amended Credit Agreement as of September 30, 2019.
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
Backlog
Backlog consists of revenues we reasonably expect to recognize over the next twelve months under all existing contracts, including those with remaining performance obligations that have original expected durations of one year or less and those with fees that are variable in which we estimate future revenues. The revenues to be recognized may relate to a combination of one-time fees for system sales and recurring fees for support and maintenance and TruBridge services. As of September 30, 2019, we had a twelve-month backlog of approximately $14 million in connection with non-recurring system purchases and approximately $231 million in connection with recurring payments under support and maintenance, Cloud EHR contracts, and TruBridge services. As of September 30, 2018, we had a twelve-month backlog of approximately $35 million in connection with non-recurring system purchases and approximately $225 million in connection with recurring payments under support and maintenance and TruBridge services.
Bookings
Bookings is a key operational metric used by management to assess the relative success of our sales generation efforts, and were as follows for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
System sales and support (1)
Acute Care EHR	$12,299	$10,699	$30,436	$44,276
Post-acute Care EHR	1,066	844	4,232	2,625
Total system sales and support	13,365	11,543	34,668	46,901

TruBridge (2)	10,248	7,302	17,572	17,492

Total bookings	$23,613	$18,845	$52,240	$64,393

(1) Generally calculated as the total contract price (for system sales) and annualized contract value (for support).
(2) Generally calculated as the total contract price (for non-recurring, project-related amounts) and annualized contract value (for recurring amounts).
Acute Care EHR bookings in the third quarter of 2019 increased by $1.6 million, or 15%, over the third quarter of 2018, mostly propelled by increased demand for non-MU3-related add on sales to existing customers. Acute Care EHR bookings during the first nine months of 2019 decreased $13.8 million, or 31%, compared to the first nine months of 2018 as net new installation bookings have been severely impacted by a lack of urgency on the part of prospective customers, resulting in a low volume of decisions related to new system implementations. This lack of urgency has largely been the natural result of the Meaningful Use era reaching the end of its life cycle, resulting in lessened prospective regulatory IT challenges and general fatigue in our markets towards additional investment in EHR technology. Despite these developments, we do not consider the quality of our pipeline to have diminished materially.

Post-acute Care EHR bookings in the third quarter of 2019 increased by $0.2 million, or 26%, from the third quarter of 2018, and increased by $1.6 million, or 61%, year-to-date 2019 compared to year-to-date 2018, as beneficial regulatory factors have worked in tandem with our recent efforts to improve the related product functionality and usability to drive improved demand in both the net new and add-on sales environments.

TruBridge bookings in the third quarter of 2019 increased by $2.9 million, or 40%, over the third quarter of 2018, mostly due to our recently-introduced initiative to expand our TruBridge footprint outside of our traditional EHR customer base, resulting in significant client wins. From a year-to-date perspective, TruBridge bookings have increased by $0.1 million, or less than 1%.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements, as defined by Item 303(a)(4) of SEC Regulation S-K, as of September 30, 2019.

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
In our Annual Report on Form 10-K for the year ended December 31, 2018, we identified our critical accounting polices related to revenue recognition, allowance for doubtful accounts, allowance for credit losses, and estimates. There have been no significant changes to these critical accounting policies during the nine months ended September 30, 2019.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk relates primarily to the potential change in the British Bankers Association London Interbank Offered Rate ("LIBOR"). We had $122.0 million of outstanding borrowings under our Amended Credit Facilities with Regions Bank at September 30, 2019. The Amended Term Loan Facility and Amended Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin plus (1) the Adjusted LIBOR rate for the relevant interest period, (2) an alternate base rate determined by reference to the greatest of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate plus one percent per annum, or (3) a combination of (1) and (2). Accordingly, we are exposed to fluctuations in interest rates on borrowings under the Amended Credit Facilities. A one hundred basis point change in interest rate on our borrowings outstanding as of September 30, 2019 would result in a change in interest expense of approximately $1.3 million annually.
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
Changes in Internal Control over Financial Reporting
On May 3, 2019, we acquired Get Real Health, as further described in Note 4 of the notes to the condensed consolidated financial statements. We continue to integrate policies, processes, people, technology, and operations for our combined operations, and we will continue to evaluate the impact of any related changes to internal control over financial reporting during the fiscal year. There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our operating and finance leases and properly assessed the impact of the new accounting standard related to lease accounting on our financial statements to facilitate adoption on January 1, 2019. There were no significant changes to our internal controls over financial reporting due to the adoption of the new standard.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3 to CPSI’s Current Report on Form 8-K dated October 28, 2013 and incorporated herein by reference)

3.3	Amendment to Amended and Restated Bylaws (filed as Exhibit 3.1 to CPSI's Current Report on Form 8-K dated January 22, 2019 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Form 10-Q for the period ended September 30, 2019

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER PROGRAMS AND SYSTEMS, INC.

November 5, 2019	By:	/s/ J. Boyd Douglas
J. Boyd Douglas
President and Chief Executive Officer

November 5, 2019	By:	/s/ Matt J. Chambless
Matt J. Chambless
Chief Financial Officer