Form 10-K
period 2019-12-31
COMPUTER PROGRAMS & SYSTEMS INC
filed 2020-03-11
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant at June 30, 2019 was $298,301,584.
As of March 9, 2020, the registrant had outstanding 14,356,296 shares of its common stock.
DOCUMENTS INCORPORATED BY REFERENCE IN THIS FORM 10-K:
Portions of the definitive Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this report to the extent described herein.

*	Portions of the definitive Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this report to the extent described herein.

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
•saturation of our target market and hospital consolidations;
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
•future acquisitions that may be expensive, time consuming, and subject to other inherent risks which may jeopardize our ability to realize anticipated benefits;
•our ability to attract and retain qualified client service and support personnel;
•failure to properly manage growth in new markets we may enter;
•exposure to numerous and often conflicting laws, regulations or other requirements through our international business activities and processes;
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
•failure to maintain our margins and service rates for implementation services;
•potential liability arising out of the licensing of our software and provision of services and our dependency on our licenses of rights, products and services from third parties;
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
i

•market risks related to interest rate changes;
•changes in accounting principles generally accepted in the United States of America; and
•significant charges to earnings if our goodwill or intangible assets become impaired; and fluctuations in quarterly financial performance due to, among other factors, timing of customer installations.
For more information about the risks described above and other risks affecting us, see "Risk Factors" beginning on page 17 of this Annual Report. We also caution investors that the forward-looking information described herein represents our outlook only as of this date, and we undertake no obligation to update or revise any forward-looking statements to reflect events or developments after the date of this Annual Report.

ii

PART I

ITEM 1.	BUSINESS

Overview
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
•TruBridge, our third reporting segment, focuses on providing business management, consulting, and managed information technology ("IT") services along with its complete revenue cycle management ("RCM") solution for all care settings, regardless of their primary healthcare information solutions provider.
•Get Real Health, included within our TruBridge segment, delivers technology solutions to improve patient outcomes and engagement strategies with care providers.
Our companies currently support approximately 800 acute care facilities and approximately 3,300 post-acute care facilities with a geographically diverse customer mix within the domestic community healthcare market. Our target market for our acute care solutions includes community hospitals with fewer than 200 acute care beds. Our primary focus within this defined target market is on hospitals with fewer than 100 beds, which comprise approximately 98% of our acute care hospital EHR customer base. Our target market for our TruBridge services includes community hospitals with fewer than 600 acute care beds. The target market for our post-acute care solutions consists of approximately 15,500 skilled nursing facilities that are either independently owned or part of a larger management group with multiple facilities. During 2019, we generated revenues of $274.6 million from the sale of our products and services.
Industry Dynamics
The healthcare industry is the largest industry in the United States economy, comprising approximately 17.7% of the U.S. gross domestic product in 2018 according to the Centers for Medicare and Medicaid Services ("CMS"). CMS estimates that by fiscal 2027, total U.S. healthcare spending will reach $6.0 trillion, or 19.4% of the estimated U.S. gross domestic product.
Hospital services represents one of the largest categories of total healthcare expenditures, comprising approximately 33% of total healthcare expenditures in 2017 according to the National Center for Health Services. According to the American Hospital Association’s AHA Hospital Statistics, 2020 Edition, there are approximately 3,900 community hospitals in the United States that are in our target market of hospitals with fewer than 200 beds, with approximately 2,900 of those in our primary area of focus of fewer than 100 acute care beds. In addition, there is a market of small specialty hospitals that focus on discrete medical areas such as surgery, rehabilitation and long-term acute care.
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
Similarly, compliance with the meaningful use rules accelerated the purchases of incremental applications by our existing clients. Consequently, our penetration rates within our existing customer base for our current menu of applications have increased significantly under the ARRA, thereby significantly narrowing the market for add-on sales to existing clients in future years. As a result of the announcement from CMS on August 2, 2018 of a final rule changing the attestation period for 2019 and 2020 to any continuous 90-day period instead of the previously-required full year attestation period, hospitals had until October 1, 2019 to install compliant technology in order to meet the requirements of the program during 2019, compared to a deadline of January 1, 2019 under the previous rule. The stage three requirements of the meaningful use program (re-named "Promoting Interoperability" by such rule) provided a significant opportunity for add-on sales revenues during 2019.
Continued Push for Improved Patient Care. With the increased pressure to improve the quality of healthcare and reduce costs, there is a general shift towards value-based reimbursement, which increases the demand for information technology solutions for clinical decision support. This migration toward clinical decision support solutions is further supported by the ARRA. Provisions of the ARRA offered incentives for hospitals to become meaningful users of EHRs through September 2015. Hospitals and healthcare providers that did not implement and demonstrate meaningful use of EHRs by October 1, 2014 were penalized with lower Medicare payment levels after that date.

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
Our Solutions
Evident and American HealthTech provide tailored IT solutions that effectively address the specific needs of small and midsize hospitals and their physician clinics, as well as skilled nursing facilities of all sizes across the U.S. Their broad offerings of software products and services collect, process, retain, and report data in the primary functional areas of these healthcare providers, from patient care to clinical processing to administration and accounting. Due to their smaller operating budgets, community hospitals have limited financial and human resources to operate manual or inefficient information systems. However, these hospitals are expected to achieve the same quality of care and regulatory compliance as larger hospitals, placing them in a particularly difficult operating environment. These pressures on the operating environments of community hospitals were increased with the passage of the ARRA in 2009 which, in addition to providing incentives to healthcare providers to achieve meaningful use of EHR, has resulted in lowered Medicare payment levels for healthcare providers that have yet to achieve meaningful use of EHR.
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
•introduced CPSI to the post-acute care market through the addition of American HealthTech; and
•expanded the products and capabilities of TruBridge through the addition of the Rycan Technologies, Inc. suite of RCM products, now marketed under the TruBridge logo.
In May 2019, the Company closed its acquisition of Get Real Health. Based in Rockville, Maryland, Get Real Health delivers technology solutions to improve patient outcomes and engagement strategies with care providers. Through this acquisition, the Company strengthened its position in community healthcare by offering three new comprehensive patient engagement and empowerment solutions through Get Real Health and meaningfully expanded our international presence.
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
Market Share/Scale
Our acute care EHR solutions and services are used by approximately 800 facilities which represents approximately 20% of the acute care community hospitals in the U.S. with fewer than 200 beds. Our post-acute care EHR solutions and services are used by approximately 3,300 skilled nursing facilities, which represents an approximately 21% market share. We believe the size of our client base and scale of our development and client support resources is a positive factor for community healthcare providers looking for a long-term partner with a proven track record in meeting the unique needs of community healthcare.
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
Our operational expertise and technology tools provide proven results in improving claim acceptance rates, accelerating payments from third party payers and increasing private pay collections. We also differentiate our services by working to maintain employment in the community by hiring displaced employees into TruBridge to continue their functional role under TruBridge program management.
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
Our Products and Services
Acute Care Software Systems
Through our wholly-owned subsidiary, Evident, we offer healthcare IT solutions specifically designed to cater to the specific needs of community hospital organizations under the software solution platforms Thrive and Centriq.
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
Due to the integrated nature of Thrive, our software applications are not marketed as distinct products and our sales force attempts to sell all applications to each client as a single product. New clients must purchase from us the core applications of patient management and financial accounting and all hardware necessary to run these applications. In addition to the core applications, clients may also purchase one or more of our clinical, patient care and enterprise applications. Over two-thirds of our Thrive clients have purchased a combination of applications that meet their enterprise-wide IT needs.
Our software applications within Thrive are grouped for support purposes according to the following general functional categories described below:
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
•Enterprise Applications. We provide software applications that support the products described above and are useful to all areas of the hospital. These applications include: ad hoc reporting, automatic batch and real-time system backups, an integrated fax system, archival data repository, document scanning and Microsoft Office integration, and an Application Portal. The Application Portal allows clients to access our applications remotely via Microsoft Internet Explorer and the Internet without requiring the loading of any additional client software on the accessing PC. User information and data accessed is secured with HIPAA-compliant 128 bit cipher strength Secure Socket Layer (SSL) encryption. Remote access using the Application Portal results in no discernible difference to the user in software functionality.
Centriq
During 2018, the products and services formerly offered under the Healthland logo, including Centriq, were brought into the Evident product family. The Centriq platform was brought to market in 2011 and is designed to be an intuitive user interface that is easy for clinicians to use and attractive to both patients and clinicians. Additionally, as a web-based platform, users are able to connect to the system from any device that is connected to the Internet. Ease of use combined with Centriq’s ability to centralize data from various care areas provide the end user with a powerful tool to view past and present patient information with ease. Key Centriq capabilities include:
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
Each system or application offers a broad set of features and functionalities that can help clinics reduce costs, increase revenue, and improve administrative and clinical staff efficiency, all while enhancing patient care and safety. CPSI is committed to investing in, developing, and supporting the Centriq platform. Centriq must remain a viable solution for the Centriq clients we serve. As such, we have committed to our clients consistent delivery of product and regulatory enhancements, including a fully certified Centriq solution for meaningful use stage three ("MU3") until at least January 2023.
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

• Hardware Replacement. As part of our general support agreements, we are also committed to promptly replacing malfunctioning system hardware in order to minimize the effect of operational interruptions. By offering replacements of all hardware used in our system, we believe we are better able to meet and address all of the information technology needs of our customers.

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
•Patient Engagement. On May 3, 2019, the Company closed its acquisition of Get Real Health. Get Real Health delivers patient engagement and empowerment technology solutions to improve patient outcomes and engagement strategies with care providers.
For additional details on our products, service, and support offerings, visit www.evident.com (Evident), www.healthtech.net (AHT), www.trubridge.com (TruBridge), and www.getrealhealth.com (Get Real Health).
For the results of operations by segment, refer to Note 17 of the consolidated financial statements included herein.
Product Development and Enhancement
The healthcare information technology industry is characterized by rapid technological change requiring us to continually make investments to update, enhance and improve our products and services. These investments have resulted in total expenditures related to our Product Development Services division of approximately $36.9 million, $36.4 million, and $33.7 million during the years ended December 31, 2019, 2018 and 2017, respectively.

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

Training. In order to integrate the new system and to ensure its success, we spend approximately sixteen weeks providing individualized training both remotely and on-site prior to the go-live date. We provide hardware and software application training for all hospital users, including staff members and healthcare providers, during all hospital shifts. We employ nurses, medical technicians, and providers along with our technical training staff in order to help us communicate more effectively with our clients during the training process. This training phase is also part of the LikeMind client experience that is provided to all of our clients.
Clients, Sales and Marketing
Target Markets. The target market for our acute care EHR systems consists of community hospitals with fewer than 200 acute care beds, with a primary focus on hospitals with fewer than 100 acute care beds. In the United States, there are approximately 3,900 community hospitals with fewer than 200 acute care beds, with approximately 2,900 of these having fewer than 100 acute care beds. In addition, we market our products to small specialty hospitals in the United States that focus on discrete medical areas such as behavioral health, surgery, rehabilitation and long-term acute care. As of the date of the filing of this Annual Report on Form 10-K, our companies currently support approximately 800 acute care facilities across the United States. Approximately 98% of our existing acute care clients are hospitals with fewer than 100 acute care beds, while approximately 99% of our existing acute care clients are hospitals with fewer than 200 acute care beds.
The target market for our post-acute care EHR solution consists of approximately 15,500 long-term care and skilled nursing facilities in the United States. In addition, through a strategic relationship with Medtelligent, we are able to market an EHR for assisted living facilities creating add-on sales opportunities in our direct client base and new sales opportunities across the broader senior living market. As of the date of this filing, we have our post-acute care EHR solution installed in approximately 3,300 facilities across the United States.
The expanded target market for our TruBridge services consists of small to mid-size hospitals in the United States. There are approximately 4,000 of these hospitals with fewer than 600 beds. As of the date of this filing, there are over 200 healthcare providers who use our accounts receivable management or private pay services, approximately 550 providers who use our managed IT services, and approximately 600 providers who use our RCM solutions. In addition, we are now marketing our services to post-acute care facilities, of which there are approximately 15,500 in the United States.
In the acute care provider market, we are now actively marketing our EHR system to English speaking countries outside the U.S., including Canada. We have established business relationships with key Canadian technology providers which we believe will be a significant factor in penetrating the Canadian market. We have concluded our evaluation of the unique requirements of the Canadian healthcare system and are actively working on incorporating the necessary changes into our Thrive acute care EHR product.
Our goals in the inpatient hospital market are threefold: (1) target those hospitals under 100 beds in the United States that we believe are currently using a vendor that we have determined is vulnerable based on a variety of factors, (2) continue our efforts to expand into English speaking countries outside the U.S. through active marketing efforts and establishing strategic business relationships, and (3) selectively target hospitals in the 100 to 200 bed market that we believe offer a reasonable chance of sales success based on size, location and other factors. Our goal in the ambulatory market is to aggressively target physician practices in those communities where the local hospital is a current CPSI client.
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

	Year ended December 31,
(In thousands)	2019	2018	2017
Sales revenues:
Domestic	$270,966	$280,182	$276,510
International(1)	3,668	229	417
	$274,634	$280,411	$276,927

(1) International sales revenues for all periods are related to the Caribbean nation of St. Maarten. During 2019, revenues also related to the islands of Turks and Caicos for Acute Care EHR and Canada, England, Australia, and the Netherlands for Get Real Health

Sales Staff. We have dedicated sales organizations in all three business lines: acute care EHR, post-acute care EHR and business management, consulting and managed IT services. Many of our sales personnel are hired from within the Company and have previous experience in client support roles. We believe this experience positions them to more effectively sell our products and services within our target markets. Our sales organizations are generally divided into four areas; sales management, new client sales, existing client sales and sales support staff. New client sales staff are typically organized based on geographic territories, though we also have sales personnel that focus on national accounts in our post-acute EHR business due to the number of national chain operators in that market. Our sales representatives who sell to existing clients have assigned clients within their territory, which is also geographically based. Some sales representatives in our services areas are assigned specifically to cross-sell services into our acute care EHR and post-acute care EHR client bases. A significant portion of the compensation for all sales personnel except for administrative support staff is commission based.
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
Backlog
Backlog consists of revenues we reasonably expect to recognize over the next twelve months under existing contracts. The revenues to be recognized may relate to a combination of one-time fees for system sales and recurring fees for support and maintenance and TruBridge services. As of December 31, 2019, we had a twelve-month backlog of approximately $15 million in connection with non-recurring system purchases and approximately $235 million in connection with recurring payments under support and maintenance and TruBridge services. As of December 31, 2018, we had a twelve-month backlog of approximately $21 million in connection with non-recurring system purchases and approximately $228 million in connection with recurring payments under support and maintenance and TruBridge services.
Competition
The market for our products and services is competitive, and we expect additional competition from established and emerging companies in the future. Our market is characterized by rapidly changing technology, global shifts in the healthcare system, evolving user needs and impactful regulatory and reimbursement changes. We believe the principal competitive factors that hospitals, clinics and post-acute care providers consider when choosing between us and our competitors are:

•product features, functionality and performance;
•range of services offered;
•level of client service and satisfaction;
•ease of integration and speed of implementation;
•product price;
•cost of services offered;
•results of services engagements;
•knowledge of the healthcare industry;
•training provided;
•sales and marketing efforts; and
•company reputation.
We believe that we compete favorably with our competitors on these factors. Our principal competitors in the acute care EHR market are Cerner Corporation, Medical Information Technology, Inc. ("Meditech"), and MEDHOST, Inc. These companies compete with us directly in our target market of small and midsize hospitals. They offer products and systems that are comparable to our system and address the needs of hospitals in the markets we serve.
Our secondary competitors in the acute care EHR market include Allscripts Healthcare Solutions, Inc., and Epic Systems Corporation. These companies are significantly larger than we are, and they typically sell their products and services to larger hospitals outside of our target market. However, they will sometimes compete with us directly or, more commonly, when a larger health system who uses a system from one of these companies will offer it to a smaller hospital as part of a merger or alliance.
We also face competition from providers of practice management systems, general decision support and database systems and other segment-specific applications. Any of these companies as well as other technology or healthcare companies could decide at any time to specifically target hospitals within our target market.
Our principal competitors in the post-acute care EHR market are PointClickCare Corporation and MatrixCare, Inc. These companies compete with us directly in our target market of long-term post-acute care facilities. They offer products and systems that are comparable to our system and address the needs of long-term care providers.
Our principal competitors in the business management, consulting and managed IT services market are Healthcare Resource Group, Inc., Resolution Health, Inc., The Outsource Group Inc., Patient Focus, Inc., Xtend Healthcare Inc., Ensemble Health Partners, and nThrive, Inc. All of these companies provide one or more of the services we offer, with their primary focus being on business management services. The services they offer are comparable in scope to the competing services we offer. These companies all focus on providing services to the healthcare market. Secondary competitors include ARx LLC, Citadel Outsource Group LLC, Patient Matters, LLC, KIWI-TEK, LLC, and Aviacode Inc. Our principle competitors for RCM solutions include RelayHealth Corp, SSI Group, LLC, Quadax Inc., Change Healthcare Holdings, Inc., Availity, LLC, and Navicure, Inc. Get Real Health's primary competitors include Relay Health, Get Well Network/Healthloop, Apollo Care Connect, Bridge Paitent Portal, eClinicalWorks Patient Portal, Influence Health, and InteliChart.
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
The Board of Directors is responsible for exercising oversight of management’s identification and management of, and planning for, the material risks facing the Company, and we believe our policies and procedures are adequate to ensure that relevant information about cybersecurity risks and incidents is appropriately reported and disclosed. In connection with its oversight responsibility with respect to cybersecurity risks facing the Company, the Board authorized in 2017 the formation of a Governance, Risk & Compliance ("GRC") Committee, which is currently comprised of CPSI’s Executive Vice President, the Chief Technology Officer, the Chief Financial Officer, the Corporate Security Officer, the Corporate Compliance Officer, and the Corporate Counsel. The GRC Committee meets quarterly to discuss the primary cybersecurity-related risks currently facing the Company, and the Committee reports to the Company’s Chief Operating Officer and President of TruBridge, LLC, who in turn provides updates to the Board.
Additionally, we appointed a Security Operations Center ("SOC") Director to oversee a number of initiatives designed to improve our cybersecurity protection, readiness and response. The SOC Director oversees penetration testing, vulnerability scanning, intrusion prevention, endpoint and insider threat detection, log management and other cybersecurity-related projects. The Company consulted with third parties in 2017 and 2018 to conduct an evaluation of our cybersecurity risks. The Company also consulted with third parties during 2019 related to the Company's efforts to achieve ISO 27001 certification related to information security management, which the Company expects to achieve during 2020. Finally, all users employed by or contracted to the Company are required to complete annual cybersecurity education and training, which includes identifying suspicious emails, internet threats, telecommunication threats and ransomware.
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
Employees
As of December 31, 2019, we had approximately 2,000 employees, the substantial majority of which are located at our offices in Alabama, Louisiana, Mississippi, Pennsylvania, and Minnesota. None of our employees are covered by a collective bargaining agreement or are represented by a labor union.
Executive Officers
The executive officers of CPSI serve at the pleasure of the Board of Directors. Set forth below is a list of the current executive officers of CPSI and a brief explanation of each individual’s principal employment during the last five years.
J. Boyd Douglas – President and Chief Executive Officer. J. Boyd Douglas, age 53, has served as our President and Chief Executive Officer since May 2006. He was first elected as a director in March 2002. Mr. Douglas began his career with us in August 1988 as a Financial Software Support Representative. From May 1990 until November 1994, Mr. Douglas served as Manager of Electronic Billing, and from December 1994 until July 1999, he held the position of Director of Programming Services. From July 1999 until May 2006, Mr. Douglas served as our Executive Vice President and Chief Operating Officer.
David A. Dye – Chief Growth Officer. David A. Dye, age 50, was appointed as our Chief Growth Officer in November 2015, having previously served as our Chief Financial Officer, Secretary and Treasurer from June 2010 until November 2015. Mr. Dye served as our President and Chief Executive Officer from July 1999 to May 2006. He was first elected as a director in March 2002 and served as our Chairman of the Board from May 2006 until April 2019. Mr. Dye began his career with CPSI in May 1990 as a Financial Software Support Representative and served in various capacities until July 1999. Mr. Dye served as a director of Bulow Biotech Prosthetics, LLC, a company headquartered in Nashville, Tennessee that operates prosthetic clinics in the Southeastern United States, from July 2006 until October 2018.
Christopher L. Fowler – Chief Operating Officer and President (TruBridge). Christopher L. Fowler, age 44, was appointed as our Chief Operating Officer in November 2015 and has served as the President of TruBridge since its formation in January 2013. Prior to the formation of TruBridge, Mr. Fowler served as CPSI’s Vice President - Business Management Services, beginning in March 2008. Mr. Fowler began his career with CPSI in May 2000 as a Software Support Representative and later as a manager of Financial Software Services. From August 2004 until March 2008, Mr. Fowler served as Assistant Director and Director of Business Management Services.
Matt J. Chambless – Chief Financial Officer, Secretary and Treasurer. Matt J. Chambless, age 39, was appointed as our Chief Financial Officer, Secretary and Treasurer in November 2015, having previously served as our Director of Financial Reporting from March 2012 until November 2015. Prior to joining CPSI, Mr. Chambless served as the Accounting Manager for Northside Hospital System from May 2011 until March 2012 and as an audit professional, including an Audit Manager, for Grant Thornton, LLP from August 2004 to May 2011.
Victor S. Schneider – Executive Vice President. Victor S. Schneider, age 61, has served as our Executive Vice President since April 2012. From December 2005 until his appointment as Executive Vice President, Mr. Schneider served as our Senior Vice President - Corporate and Business Development. Mr. Schneider began his career with us in June 1983 as Sales Manager. He served in that capacity until January 1997 when he was promoted to Sales Director. He served as our Vice President - Sales and Marketing from July 1999 until December 2005.
Robert D. Hinckle – Senior Vice President–Client Services. Robert D. Hinckle, age 50, served as our Vice President - Software Services from October 2004 until January 2013 and has served as our Senior Vice President - Client Services since January 2013. Since beginning his career with CPSI in 1995 as a Financial Software Support Representative, Mr. Hinckle has worked in various positions in our Software Services Division, including Team Manager, Assistant Director and Director of that division.

Troy D. Rosser – Senior Vice President–Sales. Troy D. Rosser, age 55, has served as our Senior Vice President - Sales since January 2012, having previously served as Vice President - Sales since October 2005. Mr. Rosser began his career with us in March 1989 as a Financial Software Support Representative. In 1992, Mr. Rosser was transferred to the Sales and Marketing division where he has worked in various positions, including Sales Manager and, from October 2000 until October 2005, Director of Sales.
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
Our primary objectives are to increase the market share of our TruBridge services, aggressively pursue competitive and vulnerable EHR replacement opportunities, and differentiate our products and services on a client experience basis that enables us to sell a broader set of services into a loyal base of clients that are our advocates. Although we have formulated strategic responses for capitalizing on each of the identified opportunities, there is no guarantee that such responses will ultimately prove successful. Additionally, to the extent that these opportunities fail to develop or develop more slowly than expected, our business, financial condition and operating results could be materially and adversely impacted.
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
In addition, while we do not currently expect that our financial results will be significantly and adversely affected by the coronavirus that was first detected in Wuhan, China in December 2019, there continue to be significant uncertainties associated with the coronavirus, including with respect to the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and actions that may be taken by Chinese or other governmental authorities to contain the coronavirus or to treat its impact. The extent to which the coronavirus outbreak may impact our financial results, including as the result of its possible impact on the economy, including without limitation the healthcare sector, is not certain.
There is significant uncertainty in the healthcare industry, both as a result of recently enacted legislation and changing government regulation, which may have a material adverse impact on the businesses of our hospital clients and ultimately on our business, financial condition and results of operations.
The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement processes and operation of healthcare facilities, including our hospital clients. During the past decade, the healthcare industry has been subject to increased legislation and regulation of, among other things, reimbursement rates, payment programs, information technology programs and certain capital expenditures (collectively, the "Health Reform Laws").

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
Among other things, the Health Reform Laws provide for the expansion of Medicaid eligibility, mandate material changes to the delivery of healthcare services and reduce the reimbursement paid for such services in order to generate savings in the Medicare program. The Health Reform Laws also modify certain payment systems to encourage more cost-effective, quality-based care and a reduction of inefficiencies and waste, including through various tools to address fraud and abuse.
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
Since January 2017, the actions taken by the Trump administration to delay, cancel and amend the healthcare regulations and initiatives implemented by the prior administration have created tremendous uncertainty surrounding the continued implementation of the Health Reform Laws and other healthcare legislation. The legislative efforts taken by the 115th Congress in 2017 to repeal and amend major provisions of the Health Reform Laws added to this uncertainty, and various legislators have announced that they intend to examine further proposals to reform certain aspects of the U.S. healthcare system. Healthcare providers may react to these proposals, and the uncertainty surrounding such proposals, by curtailing or deferring investments, including those for our systems and related services. Cost-containment measures instituted by healthcare providers as a result of regulatory reform or otherwise could result in a reduction in the allocation of capital funds. Such a reduction could have an adverse effect on our ability to sell our systems and related services. On the other hand, changes in the regulatory environment have increased and may continue to increase the needs of healthcare organizations for cost-effective data management and thereby enhance the overall market for healthcare management information systems. We cannot predict what effect, if any, such additional proposals or healthcare reforms might have on our business, financial condition and results of operations.
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
In February 2019, the Office of National Coordinator for Health Information Technology ("ONC") of the U.S. Department of Health and Human Services ("HHS") release a proposed rule titled, "21st Century Cures Act: Interoperablity, Information Blocking, and the ONC Health IT Certification Program." The proposed rule would implement several of the key interoperability provisions included in the 21st Century Cures Act. Specifically, it calls on developers of certified EHRs and health IT products to adopt standardized application programming interfaces ("API's"), which will help allow individuals to securely and easily access structured and unstructured EHI formats using smartphones and other mobile devices. This provision and others included in the new rule would create a potentially lengthy list of new certification and maintenance of certification requirements that developers of EHRs and other health IT products would have to meet in order to maintain approved federal government certification status. Meeting and maintaining this certification status could require additional development costs.
The ONC proposed rule also implements the information blocking provisions of the 21st Century Cure Act, including identifying reasonably and necessary activities that do not constitute information blocking. Under the 21st Century Cures Act, the HHS has the regulatory authority to investigate and assess civil monetary penalties of up to $1,000,000 against health IT developers and/or providers found to be in violation of "information blocking." This new oversight and authority to investigate claims of information blocking creates significant risks for us and our clients and could potentially create substantial new compliance costs.
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
RISKS RELATED TO OUR BUSINESS
Competition with companies that have greater financial, technical and marketing resources than we have could result in a loss of clients and/or a lowering of prices for our products, causing a decrease in our revenues and/or market share.
Our principal competitors are Cerner Corporation, Medical Information Technology, Inc. ("Meditech"), and MEDHOST, Inc. These companies compete with us directly in our target market of small and midsize hospitals. They offer products and systems that are comparable to our solutions and address the needs of hospitals in the markets we serve.
Our secondary competitors in the acute care EHR market include Allscripts Healthcare Solutions, Inc., and Epic Systems Corporation. These companies are significantly larger than we are, and they typically sell their products and services to larger hospitals outside of our target market. However, they will sometimes compete with us directly or, more commonly, a larger health system who uses a system provided by one of these competitors will offer it to a smaller hospital as part of a merger or alliance.
We also face competition from providers of practice management systems, general decision support and database systems, and other segment-specific applications. Any of these companies, as well as other technology or healthcare companies could decide at any time to specifically target hospitals within our target market.
Our principal competitors in the post-acute care EHR market are PointClickCare Corporation and MatrixCare, Inc. These companies compete with us directly in our target market of long-term post-acute care facilities. They offer products and systems that are comparable to our system and address the needs of long-term care providers.

Our principal competitors in the business management, consulting and managed IT services market are Healthcare Resource Group, Inc., Resolution Health, Inc., The Outsource Group Inc., Patient Focus, Inc., Xtend Healthcare Inc., Ensemble Health Partners, and nThrive, Inc. All of these companies provide one or more of the services we offer, with their primary focus being on business management services. The services they offer are comparable in scope to the competing services we offer. These companies all focus on providing services to the healthcare market. Secondary competitors include ARx LLC, Citadel Outsource Group LLC, Patient Matters, LLC, KIWI-TEK, LLC, and Aviacode Inc. Our principle competitors for RCM solutions include RelayHealth Corp, SSI Group, LLC, Quadax Inc., Change Healthcare Holdings, Inc., Availity, LLC, and Navicure, Inc. Get Real Health's primary competitors include Relay Health, Get Well Network/Healthloop, Apollo Care Connect, Bridge Paitent Portal, eClinicalWorks Patient Portal, Influence Health, and InteliChart.
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
Our international business activities and processes expose us to numerous and often conflicting laws, regulations, policies, standards or other requirements, and to risks that could harm our business, financial condition and results of operations.
Our subsidiary, Get Real Health, sells patient engagement technology to hospital systems and government agencies in Canada, Australia, England, and the Netherlands, directly and through resellers, and Evident has had limited sales of EHR software to government agencies in Canada and the Caribbean. Our business in these countries is subject to numerous risks inherent in international business operations. Among others, these risks include:
•data protection and privacy regulations regarding access by government authorities to customer, partner, or employee data;
•data residency requirements (the requirement to store certain data only in and, in some cases, also to access such data only from within a certain jurisdiction);
•conflict and overlap among tax regimes;
•possible tax constraints impeding business operations in certain countries;
•expenses associated with the localization of our products and compliance with local regulatory requirements;

•discriminatory or conflicting fiscal policies;
•operational difficulties in countries with a high corruption perception index;
•difficulties enforcing intellectual property and contractual rights in certain jurisdictions;
•country-specific software certification requirements;
•compliance with various industry standards; and
•market volatilities or workforce restrictions due to changing laws and regulations resulting from political decisions (e.g. Brexit, government elections).
As we expand into new countries and markets, these risks could intensify. The application of the respective local laws and regulations to our business is sometimes unclear, subject to change over time, and often conflicting among jurisdictions. Additionally, these laws and government approaches to enforcement are continuing to change and evolve, just as our products and services continually evolve. Compliance with these varying laws and regulations could involve significant costs or require changes in products or business practices. Non-compliance could result in the imposition of penalties or cessation of orders due to alleged non-compliant activity. We do not believe we have engaged in any activities sanctionable under these laws and regulations, but governmental authorities could use considerable discretion in applying these statutes and any imposition of sanctions against us could be material. One or more of these factors could have an adverse effect on our operations globally or in one or more countries or regions, which could have an adverse effect on our business, financial condition and results of operations.
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
RISKS RELATED TO OUR PRODUCTS AND SERVICES
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
Our customers may not be willing to incur the costs or invest the resources necessary to complete upgrades to current or future releases of our products. This may lead to our loss of services and maintenance revenues and future business from customers that continue to operate prior versions of our products or choose to no longer use our products.
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
A significant portion of our revenues is derived from implementation services. If we fail to scope our implementation projects correctly, our services margins may suffer. We bill for implementation services predominately on an hourly or daily basis (time and materials) and sometimes under fixed price contracts, and we generally recognize revenue from those services as we perform the work. If we are not able to maintain the current service rates for our time and materials implementation services, without corresponding cost reductions, or if the percentage of fixed price contracts increases and we underestimate the costs of our fixed price contracts, our operating performance may suffer. The rates we charge for our implementation services depend on a number of factors, including the following:
•perceptions of our ability to add value through our implementation services;
•complexity of services performed;
•competition;
•pricing policies of our competitors and of systems integrators;
•the use of globally sourced, lower-cost service delivery capabilities within our industry; and
•economic, political and market conditions.
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
RISKS RELATED TO OUR INDEBTEDNESS
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
In connection with the acquisition of HHI we incurred substantial indebtedness. As of December 31, 2019, we had approximately $108.8 million of indebtedness, which includes $88.8 million under our term loan facility and $20.0 million borrowed under our revolving credit facility. We also had $30.0 million of unused commitments under our revolving credit facility as of December 31, 2019.
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
In addition, the credit agreement governing our term loan facility and revolving credit facility contains restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. A breach of any of these restrictive covenants, if not cured or waived, could result in an event of default that could trigger acceleration of our indebtedness and may result in the acceleration of or default under any other debt to which a cross-acceleration or cross-default provision applies, which could have a material adverse effect on our business and financial condition. The credit agreement requires compliance with a consolidated leverage ratio test. In addition, the credit agreement requires prepayment of the outstanding indebtedness thereunder if we have certain excess cash flow, as described therein. The credit agreement requires us to mandatorily prepay the term loan facility and amounts borrowed under the revolving credit facility with net cash proceeds from certain financing and other transactions. Additionally, the credit agreement requires repayment of the facilities with 50% of excess cash flow (minus certain specified other payments), subject to elimination if our consolidated leverage ratio is less than or equal to 2.5 to 1.0.
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
We are exposed to market risk related to changes in interest rates as a result of the floating interest rates applicable to the outstanding debt under our term loan facility and revolving credit facility. The interest rate for the outstanding debt under our term loan facility and revolving credit facility as of December 31, 2019 was 4.0%. Borrowings under our term loan facility and revolving credit facility bear interest at a base rate, a LIBOR rate, or a combination of the two, as elected by us, plus an applicable margin. The base rate is determined by reference to the greatest of (a) the prime lending rate of Regions Bank, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate plus one percent per annum. The LIBOR rate is determined by reference to the interest rate for dollar deposits in the London interbank market for the interest period relevant to such borrowings, adjusted as set forth in the credit agreement. There is no cap on the maximum interest rate for borrowings under our term loan facility and revolving credit facility.
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
We lease the remainder of our facilities in various locations in the United States, including: Fairhope, Alabama; Pottsville, Pennsylvania; Lanett, Alabama; Mobile, Alabama; Monroe, Louisiana; Glenwood, Minnesota; Marshall, Minnesota; Plymouth, Minnesota; Ridgeland, Mississippi, and Ridgeland, Maryland. The terms of these leases generally range in length from one to twelve years, and all of the leases contain options to incrementally extend the lease period. During 2020, we have one lease which will expire and the Company will not renew: Lanett, Alabama.

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
Market for CPSI Common Stock
As of March 9, 2020, there were approximately 113 registered holders of our common stock, as provided to us by our transfer agent. This number does not include the number of beneficial owners whose shares are held in "street" names by broker-dealers and other institutions who hold shares on behalf of their clients. As of March 9, 2020, there were 14,356,296 shares of common stock outstanding.
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

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
(In thousands, except for per share data)	2019	2018	2017	2016	2015
INCOME DATA:
Total sales revenues	$274,634	$280,411	$276,927	$267,272	$182,174
Total costs of sales	130,489	130,683	129,654	133,538	87,716
Gross profit	144,145	149,728	147,273	133,734	94,458
Total operating expenses*	119,562	124,846	152,087	119,359	69,372
Operating income (loss)*	24,583	24,882	(4,814)	14,375	25,086
Total other income (expense)	(887)	(6,774)	(8,669)	(6,389)	405
Income (loss) before taxes*	23,696	18,108	(13,483)	7,986	25,491
Provision for income taxes	3,228	476	3,933	4,053	7,148
Net Income (loss)*	$20,468	$17,632	$(17,416)	$3,933	$18,343
Net income (loss) per share - basic*	$1.43	$1.26	$(1.27)	$.29	$1.62
Net income (loss) per share - diluted*	$1.43	$1.26	$(1.27)	$.29	$1.62
Weighted average shares outstanding:
Basic	13,778	13,561	13,419	13,255	11,083
Diluted	13,778	13,568	13,419	13,255	11,083
Cash dividends declared per common share	$.40	$.40	$.85	$1.86	$2.56

	As of December 31,
	2019	2018	2017	2016	2015
BALANCE SHEET DATA
Cash and cash equivalents	$7,357	$5,732	$520	$2,220	$24,951
Working capital	24,902	31,435	17,028	13,604	57,136
Total assets	339,589	327,746	318,216	339,150	92,788
Total current liabilities	41,930	38,503	40,849	30,945	17,422
Total long-term obligations	113,312	129,460	141,281	150,235	—
Total stockholders’ equity	184,347	159,783	136,086	157,970	75,366

* Year ended December 31, 2017 is inclusive of a $28.0 million ($2.09 per share) non-cash goodwill impairment expense.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Our companies currently support approximately 800 acute care facilities and approximately 3,300 post-acute care facilities with a geographically diverse customer mix within the domestic community healthcare market. Our clients primarily consist of community hospitals with fewer than 200 acute care beds, with hospitals having fewer than 100 beds comprising approximately 98% of our acute care EHR client base.
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

Additionally, as we consider the long-term growth prospects of our business, we are seeking to further stabilize our revenues and cash flows and leverage TruBridge services as a growth agent in light of a relatively mature EHR marketplace. As a result, we are placing ever-increasing value in further developing our already significant recurring revenue base. As such, maintaining and growing recurring revenues are additional key components of our long-term growth strategy, aided by the aforementioned focus on customer retention, and includes a renewed focus on driving demand for subscriptions for our existing technology solutions and expanding the footprint for TruBridge services beyond our EHR customer base.

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
Much of the variability in our periodic revenues and profitability has been and will continue to be due to changing demand for different license models for our technology solutions, with variability in operating cash flows further impacted by the financing decisions within those license models. Our technology solutions are generally deployed in one of two license models: (1) perpetual licenses, for which the related revenue is recognized effectively upon installation, and (2) “Software as a Service” or “SaaS” arrangements, including our Cloud Electronic Health Record (“Cloud EHR”) offering, which generally result in revenue being recognized monthly as the services are provided over the term of the arrangement.
Although the overwhelming majority of our historical installations have been under a perpetual license model, 2019 marked a dramatic shift in customer preferences in license model, with 43% of the year’s new acute care EHR installations being performed in a SaaS model, compared to only 12% in 2018. These SaaS offerings are becoming increasingly attractive to our clients because this configuration allows them to obtain access to advanced software products without a significant initial capital outlay. We expect this trend to continue for the foreseeable future, with the resulting impact on the Company’s financial statements being reduced system sales revenues in the period of installation in exchange for increased recurring periodic revenues (reflected in system sales and support revenues) over the term of the SaaS arrangement. This naturally places downward pressure on short-term revenue growth and profitability metrics, but benefits long-term revenue growth and profitability which, in our view, is consistent with our goal of delivering long-term shareholder value.
For customers electing to purchase our technology solutions under a perpetual license, we have historically made financing arrangements available on a case-by-case basis, depending on the various aspects of the proposed contract and customer attributes. These financing arrangements continue to comprise the majority of our perpetual license installations, and include short-term payment plans and longer-term lease financing through us or third-party financing companies. During 2018, total financing receivables increased by $7.8 million and had a significant impact on operating cash flows. This increase in financing arrangements was primarily due to two reasons. First, meaningful use stage 3 (“MU3”) installations are primarily financed through short-term payment plans and demand for such installations increased significantly in late 2017. Second, competitor financing options, primarily through accounts receivable management collections and cloud EHR arrangements, have applied pressure to reduce initial customer capital investment requirements for new EHR installations, leading to the offering of long-term lease options. In 2019, we experienced a modest reduction in total financing receivables due to the natural exhaustion of the MU3 opportunity and the aforementioned dramatic shift in license preferences towards SaaS arrangements, the former of which also resulted in a positive impact to operating cash flows. We expect financing receivables to continue to decrease during 2020, with a corresponding beneficial impact to operating cash flows, as the trends related to MU3 purchases and SaaS arrangements continue.
For those perpetual license clients not seeking a financing arrangement, the payment schedule of the typical contract is structured to provide for a scheduling deposit due at contract signing, with the remainder of the contracted fees due at various stages of the installation process (delivery of hardware, installation of software and commencement of training, and satisfactory completion of a monthly accounting cycle or end-of-month operation by each respective application, as applicable).
On May 3, 2019, the Company closed its acquisition of Get Real Health pursuant to a Stock Purchase Agreement dated April 23, 2019, as amended on May 2, 2019. Based in Rockville, Maryland, Get Real Health delivers technology solutions to improve patient outcomes and engagement strategies with care providers. Through this acquisition, the Company strengthened its position in community healthcare by offering three new comprehensive patient engagement and empowerment solutions that are offered by Get Real Health. This acquisition resulted in incremental revenues of approximately $3.4 million during 2019, with an immaterial impact on net income. During 2019, we incurred approximately $0.6 million of pre-tax acquisition costs in connection with the acquisition of Get Real Health.
2019 Financial Overview
We generated revenues of $274.6 million from the sale of our products and services during 2019, compared to $280.4 million during 2018, a decrease of 2% that is primarily attributed to fewer MU3 installations as the October 1, 2019 MU3 compliance deadline passed. This decrease in MU3-related revenues was partially offset by continued TruBridge revenue growth. We view sales of TruBridge solutions within our existing EHR client base as our leading performance indicator. Our net income increased to income of $20.5 million in 2019 compared to income of $17.6 million in 2018, primarily due to a $5.0 million gain on contingent consideration resulting from Get Real Health not meeting the purchase agreement earnout during 2019. Our operating income decreased slightly to income of $24.6 million in 2019 compared to income of $24.9 million in 2018, primarily as a decrease in operating expenses mostly offset the decrease in revenue. Net cash provided by operating activities increased by $19.7 million, from $23.9 million provided by operations for 2018 to $43.6 million provided by operations for 2019. This increase was primarily due to more advantageous changes in working capital, most notably as it relates to accounts receivables and financing receivables.

Results of Operations
The following table sets forth certain items included in our results of operations for each of the three years in the period ended December 31, 2019, expressed as a percentage of our total revenues for these periods:

	Year ended December 31,
	2019		2018		2017
(In thousands)	Amount	% Sales	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
System sales and support:
Acute Care EHR	$144,074	52.5%	$157,972	56.3%	$164,228	59.3%
Post-acute Care EHR	21,278	7.7%	22,192	7.9%	24,033	8.7%
Total system sales and support	165,352	60.2%	180,164	64.2%	188,261	68.0%
TruBridge	109,282	39.8%	100,247	35.8%	88,666	32.0%
Total sales revenues	274,634	100.0%	280,411	100.0%	276,927	100.0%
Costs of sales:
System sales and support:
Acute Care EHR	68,569	25.0%	69,831	24.9%	72,537	26.2%
Post-acute Care EHR	5,303	1.9%	6,153	2.2%	7,481	2.7%
Total system sales and support	73,872	26.9%	75,984	27.1%	80,018	28.9%
TruBridge	56,617	20.6%	54,699	19.5%	49,636	17.9%
Total costs of sales	130,489	47.5%	130,683	46.6%	129,654	46.8%
Gross profit	144,145	52.5%	149,728	53.4%	147,273	53.2%
Operating expenses:
Product development	36,861	13.4%	36,371	13.0%	33,737	12.2%
Sales and marketing	27,774	10.1%	30,713	11.0%	33,021	11.9%
General and administrative	43,921	16.0%	47,275	16.9%	46,923	16.9%
Amortization of acquisition-related intangibles	11,006	4.0%	10,487	3.7%	10,406	3.8%
Goodwill impairment	—	—%	—	—%	28,000	10.1%
Total operating expenses	119,562	43.5%	124,846	44.5%	152,087	54.9%
Operating income (loss)	24,583	9.0%	24,882	8.9%	(4,814)	(1.7)%
Other income (expense):
Other income	807	0.3%	803	0.3%	407	0.1%
Gain on contingent consideration	5,000	1.8%	—	—%	—	—%
Loss on extinguishment of debt	—	—%	—	—%	(1,340)	(0.5)%
Interest expense	(6,694)	(2.4)%	(7,577)	(2.7)%	(7,736)	(2.8)%
Total other income (expense)	(887)	(0.3)%	(6,774)	(2.4)%	(8,669)	(3.1)%
Income (loss) before taxes	23,696	8.6%	18,108	6.5%	(13,483)	(4.9)%
Provision for income taxes	3,228	1.2%	476	0.2%	3,933	1.4%
Net income (loss)	$20,468	7.5%	$17,632	6.3%	$(17,416)	(6.3)%

2019 Compared to 2018
Revenues. Total revenues for the year ended December 31, 2019 decreased 2%, or $5.8 million, compared to the year ended December 31, 2018.
System sales and support revenues, consisting of the Acute Care EHR and Post-acute Care EHR segments, decreased by 8%, or $14.8 million, from the year ended December 31, 2018. System sales and support revenues were comprised of the following for the year ended December 31, 2019 and 2018:

	Year ended December 31,
(In thousands)	2019	2018
Recurring system sales and support revenues (1)
Acute Care EHR	$109,046	$111,936
Post-acute Care EHR	17,466	18,599
Total recurring system sales and support revenues	126,512	130,535
Non-recurring system sales and support revenues (2)
Acute Care EHR	35,028	46,036
Post-acute Care EHR	3,812	3,593
Total non-recurring system sales and support revenues	38,840	49,629
Total system sales and support revenue	$165,352	$180,164

(1) Mostly comprised of support and maintenance, third-party subscriptions, and SaaS revenues.
(2) Mostly comprised of installation revenues from the sale of our acute and post-acute care EHR solutions and related applications under a perpetual (non-subscription) licensing model.
Recurring system sales and support revenues decreased $4.0 million, or 3%, during 2019. Acute Care EHR recurring revenues decreased by $2.9 million, or 3%, as attrition primarily from the Centriq customer base outweighed new Thrive customer growth and additional support fees for MU3-related add-on sales. Post-acute Care EHR recurring revenues decreased by $1.1 million, or 6%, due to attrition attributed to an aggressive competitive environment as we make planned technological improvements to the AHT product line.
Non-recurring system sales and support revenues decreased $10.8 million, or 22%, primarily due to an $11.0 million, or 24%, decrease in Acute Care EHR non-recurring revenues. We installed our Acute Care EHR solutions at twenty-eight new hospital clients during 2019 (twelve under a SaaS arrangement, resulting in revenue being recognized ratably over the contract term; comparatively, revenues related to perpetual license arrangements are recognized when the related installation is complete) compared to twenty-six new hospital clients during 2018 (three under a SaaS arrangement). This decrease in non-SaaS installation activity caused non-recurring Acute Care EHR revenues from new system implementations to decrease by $6.3 million compared to 2018. Additionally, the 2019 year-end deadline for compliance with the related PI (formerly "Meaningful Use") program administered by CMS resulted in a $9.4 million decrease in related MU3 installation revenues, which was partially offset by other add-on sales that increased $4.7 million compared to 2018. Non-recurring Post-acute Care EHR revenues increased by $0.2 million, or 6%, in 2019 as a result of increased bookings due to our ongoing product releases based on the technological improvements to the AHT product line.
TruBridge revenues increased 9%, or $9.0 million, in 2019 compared to 2018. Our hospital clients operate in an environment typified by rising costs and increased complexity and are increasingly seeking to alleviate themselves of the ever-increasing administrative burden of operating their own business office functions. Most notably, an expanded customer base for our accounts receivable management services resulted in increased revenues of $2.8 million, or 8%. Additionally, revenues from our insurance services division increased $2.4 million, or 8%, due to continued customer growth for our TruBridge RCM solution. Continued increasing demand for hosting services resulted in an increase of $1.3 million, or 11%, in our IT management services revenues. These increases were partially offset by a decrease in our medical coding service revenues of $0.8 million, or 8%, as operational decisions by a few key customers have decreased their related patient volumes and, consequently, had a negative impact on our service revenues. Get Real Health contributed $3.4 million to TruBridge revenue during 2019.
Costs of Sales. Total costs of sales decreased $0.2 million in 2019 compared to 2018. As a percentage of total revenues, costs of sales were 48% in 2019 compared to 47% in 2018.

Costs of Acute Care EHR system sales and support decreased by $1.3 million, or 2%, compared to 2018, primarily due to a $2.5 million, or 6%, decrease in payroll cost as we have implemented measures to become more efficient with our resources, combined with a $0.4 million decrease in third party software costs and a $0.5 million decrease in travel costs. These decreases were offset by a $2.0 million increase in hardware expense resulting from changes in the sales mix. The decrease in Acute Care EHR costs of sales was not able to offset the decrease in revenue noted above, which resulted in the gross margin on Acute Care EHR system sales and support decreasing to 52% in 2019 compared to 56% in 2018.
Costs of Post-acute Care EHR system sales and support decreased by $0.9 million, or 14%, in 2019 compared to 2018, primarily due to reduced software costs of $0.5 million, or 29%. Additional decreases in payroll, travel, and other costs combined for an additional $0.4 million decrease. The gross margin on Post-acute Care EHR system sales and support increased to 75% for 2019, compared to 72% for 2018.
Our costs associated with TruBridge increased 4%, or $1.9 million in 2019, due to payroll and other general increases resulting from a larger customer base. The gross margin on these services increased to 48% in 2019 compared to 45% in 2018. Get Real Health contributed $1.0 million to TruBridge costs of sales during 2019.
Product Development. Product development expenses consist primarily of compensation and other employee-related costs (including stock-based compensation) and infrastructure costs incurred, but not capitalized, for new product development and product enhancements. Product development expenses increased 1%, or $0.5 million, in 2019 compared to 2018. Get Real Health contributed $1.1 million to product development costs during 2019, which were partially offset by a $0.6 million decrease in payroll.
Sales and Marketing. Sales and marketing expenses decreased 10%, or $2.9 million, in 2019 compared to 2018, primarily due to decreased payroll costs of 11%, or $1.3 million, based on decreased headcount. In addition, commission costs decreased $1.3 million, due to the decrease in Acute Care EHR non-recurring revenues, and other costs decreased $1.0 million compared to 2018. Get Real Health contributed $0.7 million to sales and marketing costs during 2019.
General and Administrative. General and administrative expenses decreased 7%, or $3.4 million, in 2019 compared to 2018, as we achieved $5.0 million in cost savings from 2019 health benefit changes offered to our employees through our self-insurance health plans. These costs savings were partially offset by increases in other expense items. Most notably, we saw a $1.9 million increase in non-recurring transaction-related costs resulting from recent acquisition activity and other strategic initiatives. Bad debt expense decreased $0.8 million compared to 2018 as we were more successful in our collections efforts. Get Real Health contributed $0.6 million to general and administrative costs during 2019.
Amortization of Acquisition-Related Intangibles. Amortization expense associated with acquisition-related intangible assets increased $0.5 million in 2019 compared to 2018 due to the addition of Get Real Health intangible assets acquired on May 3, 2019, partially offset by the 2018 retirement of Rycan related trademarks acquired in the 2016 HHI acquisition. All software and services previously provided under the Rycan name now are marketed under TruBridge product names.
Total Operating Expenses. As a percentage of total revenues, total operating expenses decreased to 44% in 2019, compared to 45% in 2018.
Total Other Income (Expense). Total other income (expense) decreased from expense of $6.8 million during 2018 to expense of $0.9 million during 2019, primarily due to the $5.0 million gain on contingent consideration recognized during 2019 related to the GRH acquisition. In addition, our reduction in debt and decreasing interest rates reduced our debt interest expense in 2019 by $0.9 million.
Income Before Taxes. As a result of the foregoing factors, income before taxes increased to $23.7 million in 2019, compared to $18.1 million in 2018.
Provision for Income Taxes. Our effective income tax rates for 2019 and 2018 were 14% and 3%, respectively. Our effective tax rate for 2019 was significantly impacted by the non-taxable nature of our recorded gain on contingent consideration, which served to reduce the year's effective tax rate by 4%. Our effective tax rate for 2018 was significantly impacted by our implementation of the ASC 730 Safe Harbor Directive, which significantly increased our estimated R&D tax credits for the 2017 and 2018 tax years.
Net Income. Net income for 2019 increased by $2.8 million to a net income of $20.5 million, or $1.43 per basic and diluted share, compared with net income of $17.6 million, or $1.26 per basic and diluted share, for 2018. The gain on contingent consideration included in 2019 resulted in a positive impact to net income of $5.0 million ($0.35 per share).

2018 Compared to 2017
To review the results of operations comparison of the year ended December 31, 2018 compared with the year ended December 31, 2017, please refer to our Annual Report on Form 10-K filed on March 18, 2019 with the Securities and Exchange Commission or follow the link below.
https://www.sec.gov/ix?doc=/Archives/edgar/data/1169445/000116944519000002/cpsi-20181231.htm
Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2019, our principal sources of liquidity consisted of cash and cash equivalents of $7.4 million and our remaining borrowing capacity under the revolving credit facility of $30.0 million, compared to $5.7 million of cash and cash equivalents and $20.3 million of remaining borrowing capacity under our revolving credit facility as of December 31, 2018. In conjunction with our acquisition of HHI in January 2016, we entered into a syndicated credit agreement with Regions Bank which provided for a $125 million term loan facility and a $50 million revolving credit facility. On February 8, 2018, the Company entered into a Third Amendment that establishes the aggregate principal amount of the credit facilities of $167 million, which includes a $117 million term loan facility and a $50 million revolving credit facility.
As of December 31, 2019, we had $108.8 million in principal amount of indebtedness outstanding under our credit facilities. We believe that our cash and cash equivalents of $7.4 million as of December 31, 2019, the future operating cash flows of the combined entity, and our remaining borrowing capacity under the revolving credit facility of $30.0 million as of December 31, 2019, taken together, provide adequate resources to fund ongoing cash requirements for the next twelve months. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of filing of this Annual Report on Form 10-K. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.
Operating Cash Flow Activities
Net cash provided by operating activities increased by $19.7 million, from $23.9 million provided by operations for 2018 to $43.6 million provided by operations for 2019. The increase in cash flows provided from operations was primarily due to cash-advantageous changes in working capital. Working capital was a net use of cash during 2018 in the amount of $18.9 million, compared to net cash provided during 2019 of $2.2 million. During 2018, rapid revenue growth for TruBridge resulted in expansion of accounts receivable of approximately $3.9 million and financing receivables increased approximately $9.5 million, as we were still in the early stages of the MU3 opportunity (the sales of which were nearly all under short-term payment plans). Conversely, modest TruBridge revenue growth in 2019 coupled with collections on past financing receivables greatly abated the related cash collection timing delays. As a result, these components of working capital, which combined for $13.4 million of cash collection deferrals during 2018, combined to be $3.7 million cash positive during 2019.
Investing Cash Flow Activities
Net cash used in investing activities increased with $12.5 million used in 2019 compared to $1.0 million used during 2018. We completed our $10.9 million acquisition of Get Real Health during the second quarter of 2019.
Financing Cash Flow Activities
During 2019, our financing activities used net cash of $29.5 million, as we paid a net $23.3 million in long-term debt principal and declared and paid dividends in the amount of $5.7 million. Financing cash flow activities used $17.7 million during 2018, primarily due to a net $11.4 million paid in long-term debt principal and $5.6 million cash paid in dividends.
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

Credit Agreement
As of December 31, 2019, we had $88.8 million in principal amount outstanding under our term loan facility and $20.0 million in principal amount outstanding under our revolving credit facility. Each of our credit facilities continues to bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted LIBOR rate for the relevant interest period, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate plus one percent per annum, or (3) a combination of (1) and (2). The applicable margin range for LIBOR loans and the letter of credit fee ranges from 2.0% to 3.5%. The applicable margin range for base rate loans ranges from 1.0% to 2.5%, in each case based on the Company's consolidated leverage ratio.
Principal payments with respect to the term loan facility are due on the last day of each fiscal quarter beginning December 31, 2017, with quarterly principal payments of approximately $1.5 million through September 30, 2019, approximately $2.2 million through September 30, 2021 and approximately $2.9 million through September 30. 2022, with maturity on October 13, 2022 or such earlier date as the obligations under our credit agreement become due and payable pursuant to the terms of our credit agreement. Any principal outstanding under our revolving credit facility is due and payable on the amended maturity date.
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
The credit agreement, as amended by the Third Amendment, provides incremental facility capacity of $50 million, subject to certain conditions. The credit agreement includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. The credit agreement requires the Company to maintain a minimum fixed charge coverage ratio of 1.25:1.00 throughout the duration of such agreement. Under the credit agreement, the Company is currently required to comply with a maximum consolidated leverage ratio of 3.50:1.00. The credit agreement also contains customary representations and warranties, affirmative covenants and events of default. We believe that we were in compliance with the covenants contained in the credit agreement as of December 31, 2019.
The credit agreement currently requires the Company to mandatorily prepay our credit facilities with 50% of excess cash flow (minus certain specified other payments). This mandatory prepayment requirement is applicable only if the Company’s consolidated leverage ratio exceeds 2.50:1.00. The Company is permitted to voluntarily prepay the credit facilities at any time without penalty, subject to customary “breakage” costs with respect to prepayments of LIBOR rate loans made on a day other than the last day of any applicable interest period. The excess cash flow mandatory prepayment requirement under the credit agreement resulted in a $7.3 million prepayment on term loan facility during the first quarter of 2018 related to excess cash flow generated by the Company during 2017. This mandatory prepayment was funded by drawing down on our revolving credit facility, as excess cash flow generated by the Company during 2017 was primarily used to voluntarily prepay amounts due under our revolving credit Facility. During 2019, this mandatory prepayment requirement resulted in a $7.0 million prepayment on the term loan facility during the first quarter of 2019 related to excess cash flow generated by the Company during 2018.
Bookings
Bookings is a key operational metric used by management to assess the relative success of our sales generation efforts, and were as follows for the years ended December 31, 2019 and 2018, respectively:

(In thousands)	2019	2018
System sales and support (1)
Acute Care EHR	$47,217	$58,924
Post-acute Care EHR	5,089	3,840
Total system sales and support	52,306	62,764
TruBridge (2)	27,209	25,244
Total bookings	$79,515	$88,008

(1) Generally calculated as the total contract price (for system sales) including annualized contract value (for support) for perpetual license system sales and total contract price for SaaS sales.
(2) Generally calculated as the total contract price (for non-recurring, project-related amounts) and annualized contract value (for recurring amounts).
Acute Care EHR bookings in 2019 decreased by $11.7 million, or 20%, compared to 2018, as net new installation bookings during the first half of 2019 were severely impacted by a lack of urgency on the part of prospective customers, resulting in a low volume of decisions related to new system implementations. This lack of urgency has largely been the result of the Meaningful Use era reaching the end of its life cycle, resulting in less demand stemming from new regulatory requirements and general fatigue in our markets towards additional investment in EHR technology.
Post-acute Care EHR bookings in 2019 increased by $1.2 million, or 33%, compared to 2018, as beneficial regulatory factors have worked in tandem with our recent efforts to improve the related product functionality and usability to drive improved demand in both the net new and add-on sales environments.
TruBridge bookings in 2019 increased by $2.0 million, or 8%, compared to 2018, mostly due to our efforts to expand our TruBridge footprint outside of our traditional EHR customer base and the addition of Get Real Health solutions to the product mix.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements, as defined by Item 303(a)(4) of SEC Regulation S-K, as of December 31, 2019.
Contractual Obligations

As of December 31, 2019, our material obligations requiring payments in the future are set forth below to reflect (i) our real estate lease obligations, and (ii) the Company’s debt obligations under our credit facilities in connection with the Company’s acquisition of HHI and its wholly-owned subsidiaries, and related interest payments as follows:

	Payment due by period
(In thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$9,224	$1,544	$2,954	$2,344	$2,382
Debt obligations	108,823	8,775	100,048	—	—
Interest on debt obligations	10,947	4,307	6,640	—	—
Total contractual obligations	$128,994	$14,626	$109,642	$2,344	$2,382

Interest on debt obligations for floating rate instruments, as calculated above, assumes rates in effect at December 31, 2019 remain constant.
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
•Hardware revenue is recognized on a gross basis separately from software licenses at the point in time it is delivered to the client. The SSP of hardware is cost plus a reasonable margin. Payment is generally due upon delivery of the hardware to the client. Standard manufacturer warranties apply to hardware.
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
•Subscriptions to third party content revenue is recognized on a gross basis as a separate performance obligation ratably over the subscription term based on SSP, which is cost plus a reasonable margin. Payment is due monthly for subscriptions to third party content.
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
Quantitative and Qualitative Disclosures about Market and Interest Rate Risk
Our exposure to market risk relates primarily to the potential change in the British Bankers Association London Interbank Offered Rate ("LIBOR"). We had $108.8 million of outstanding borrowings under our credit facilities with Regions Bank at December 31, 2019. The term loan facility and revolving credit facility bear interest at a rate per annum equal to an applicable margin plus (1) the Adjusted LIBOR rate for the relevant interest period, (2) an alternate base rate determined by reference to the greatest of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate plus one percent per annum, or (3) a combination of (1) and (2). Accordingly, we are exposed to fluctuations in interest rates on borrowings under our credit facilities. A one hundred basis point change in interest rate on our borrowings outstanding as of December 31, 2019 would result in a change in interest expense of approximately $1.1 million annually.
We did not have investments as of December 31, 2019. We do not utilize derivative financial instruments to manage our interest rate risks.
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
Management assessed the effectiveness of CPSI’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on our assessment and those criteria, management believes that CPSI maintained effective control over financial reporting as of December 31, 2019.
We excluded iNetXperts, Corp. d/b/a Get Real Health, which was included in our consolidated financial statements, from our assessment of internal control over financial reporting as of December 31, 2019 because it was acquired by the Company in a purchase business combination on May 3, 2019. The assets of Get Real Health excluded from our assessment represented approximately 6% of the Company's total assets as of December 31, 2019 and approximately 1% of the Company's consolidated total revenues for the year ended December 31, 2019.
The independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and has also issued its report on the effectiveness of the Company’s internal control over financial reporting included in this report on page 52.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
Computer Programs and Systems, Inc.:

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Computer Programs and Systems, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated March 11, 2020 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Get Real Health (GRH) whose financial statements reflect total assets and revenues of 4.9% and 1.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2019. As indicated in Management’s Report, GRH was acquired during 2019. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of GRH.

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
March 11, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Stockholders
Computer Programs and Systems, Inc.:

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Computer Programs and Systems, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 11, 2020 expressed an unqualified opinion.

Change in accounting principle
As discussed in Notes 2 and 14 to the financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842).

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

Atlanta, Georgia
March 11, 2020

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$7,357	$5,732
Accounts receivable, net of allowance for doubtful accounts of $2,078 and $2,124, respectively	38,819	40,474
Financing receivables, current portion, net	12,032	15,059
Inventories	1,426	1,498
Prepaid income taxes	1,337	2,120
Prepaid expenses and other	5,861	5,055
Total current assets	66,832	69,938
Property and equipment, net	11,593	10,875
Operating lease assets	7,800	—
Financing receivables, net of current portion	18,267	19,263
Other assets, net of current portion	1,771	995
Intangible assets, net	83,110	86,226
Goodwill	150,216	140,449
Total assets	$339,589	$327,746
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,804	$5,668
Current portion of long-term debt	8,430	6,486
Deferred revenue	8,628	10,201
Accrued vacation	4,301	3,929
Other accrued liabilities	11,767	12,219
Total current liabilities	41,930	38,503
Long-term debt, net of current portion	99,433	124,583
Operating lease liabilities	6,256	—
Deferred tax liabilities	7,623	4,877
Total liabilities	155,242	167,963
Stockholders’ equity:
Common stock, $0.001 par value per share; 30,000 shares authorized; 14,356 and 14,083 shares issued and outstanding	14	14
Additional paid-in capital	174,618	164,793
Retained earnings (accumulated deficit)	9,715	(5,024)
Total stockholders’ equity	184,347	159,783
Total liabilities and stockholders’ equity	$339,589	$327,746
The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year ended December 31,
	2019	2018	2017
Sales revenues:
System sales and support	$165,352	$180,164	$188,261
TruBridge	109,282	100,247	88,666
Total sales revenues	274,634	280,411	276,927
Costs of sales (exclusive of amortization shown separately below):
System sales and support	73,872	75,984	80,018
TruBridge	56,617	54,699	49,636
Total costs of sales	130,489	130,683	129,654
Gross profit	144,145	149,728	147,273
Operating expenses:
Product development	36,861	36,371	33,737
Sales and marketing	27,774	30,713	33,021
General and administrative	43,921	47,275	46,923
Amortization of acquisition-related intangibles	11,006	10,487	10,406
Goodwill impairment	—	—	28,000
Total operating expenses	119,562	124,846	152,087
Operating income (loss)	24,583	24,882	(4,814)
Other income (expense):
Other income	807	803	407
Gain on contingent consideration	5,000	—	—
Loss on extinguishment of debt	—	—	(1,340)
Interest expense	(6,694)	(7,577)	(7,736)
Total other income (expense)	(887)	(6,774)	(8,669)
Income (loss) before taxes	23,696	18,108	(13,483)
Provision for income taxes	3,228	476	3,933
Net income (loss)	$20,468	$17,632	$(17,416)
Net income (loss) per share - basic	$1.43	$1.26	$(1.27)
Net income (loss) per share - diluted	$1.43	$1.26	$(1.27)
Weighted average shares outstanding used in per common share computations:
Basic	13,778	13,561	13,419
Diluted	13,778	13,568	13,419
The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at December 31, 2016	13,533	$13	$147,911	$10,046	$157,970
Net income (loss)	—	—	—	(17,416)	(17,416)
Common stock issued upon exercise of stock options	1	—	1	—	1
Issuance of restricted stock	226	1	—	—	1
Stock-based compensation	—	—	7,166	—	7,166
Dividends	—	—	—	(11,636)	(11,636)
Balance at December 31, 2017	13,760	$14	$155,078	$(19,006)	$136,086
Net income	—	—	—	17,632	17,632
Adoption of accounting standards (Note 2)	—	—	—	1,970	1,970
Issuance of restricted stock	326	—	—	—	—
Forfeiture of restricted stock	(3)	—	—	—	—
Stock-based compensation	—	—	9,715	—	9,715
Dividends	—	—	—	(5,620)	(5,620)
Balance at December 31, 2018	14,083	$14	$164,793	$(5,024)	$159,783
Net income	—	—	—	20,468	20,468
Common stock issued upon exercise of stock options	1		3	—	3
Issuance of restricted stock	272	—	—	—	—
Stock-based compensation	—	—	9,822	—	9,822
Dividends	—	—	—	(5,729)	(5,729)
Balance at December 31, 2019	14,356	$14	$174,618	$9,715	$184,347
The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2019	2018	2017
Operating Activities
Net income (loss)	$20,468	$17,632	$(17,416)
Adjustments to net income (loss):
Provision for bad debt	2,348	3,176	3,421
Deferred taxes	1,011	(364)	1,421
Stock based compensation	9,822	9,715	7,166
Depreciation	1,407	1,795	2,473
Amortization of acquisition-related intangibles	11,006	10,487	10,406
Amortization of deferred finance costs	345	345	645
Gain on contingent consideration	(5,000)	—	—
Goodwill impairment	—	—	28,000
Loss on extinguishment of debt	—	—	1,340
Changes in operating assets and liabilities (net of acquired assets and liabilities):
Accounts receivable	641	(3,898)	(7,847)
Financing receivables	3,053	(9,473)	(17,308)
Inventories	72	(81)	280
Prepaid expenses and other	(1,475)	549	(30)
Accounts payable	2,542	(1,952)	779
Deferred revenue	(2,003)	264	2,867
Other liabilities	(1,418)	(1,336)	6,069
Prepaid income taxes/income taxes payable	782	(2,930)	1,377
Net cash provided by operating activities	43,601	23,929	23,643
Investing Activities
Purchases of property and equipment	(1,760)	(978)	(726)
Purchase of business, net of cash received	(10,733)	—	—
Net cash used in investing activities	(12,493)	(978)	(726)
Financing Activities
Dividends paid	(5,729)	(5,620)	(11,636)
Payments of long-term debt principal	(13,609)	(13,105)	(6,338)
Proceeds from revolving line of credit	11,000	7,300	777
Payments of revolving line of credit	(20,693)	(5,590)	(6,500)
Payments on capital lease	(250)	(315)	(296)
Payments of contingent consideration	(206)	(409)	(625)
Proceeds from exercise of stock options	3	—	1
Net cash used in financing activities	(29,484)	(17,739)	(24,617)
Increase (decrease) in cash and cash equivalents	1,624	5,212	(1,700)
Cash and cash equivalents at beginning of year	5,732	520	2,220
Cash and cash equivalents at end of year	$7,356	$5,732	$520
Continued on following page.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(In thousands)

	Year ended December 31,
	2019	2018	2017
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,342	$7,138	$6,953
Cash paid for income taxes, net of refund	$3,193	$3,771	$1,134
Supplemental disclosure of non-cash flow information:
Write-off of fully depreciated assets	$—	$8,244	$6,049
The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019
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
2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements of CPSI include the accounts of TruBridge, LLC ("TruBridge"), Evident, LLC ("Evident"), iNetXperts, Corp. d/b/a Get Real Health ("Get Real Health"), and Healthland Holding Inc. ("HHI"), all of which are wholly-owned subsidiaries of CPSI. The accounts of HHI include those of its wholly-owned subsidiaries, Healthland Inc. ("Healthland"), Rycan Technologies, Inc. ("Rycan"), and American HealthTech, Inc. ("AHT"). All significant intercompany balances and transactions have been eliminated.
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
We did not identify any events or circumstances that would require interim goodwill impairment testing prior to October 1, 2017. Based on our assessment as of October 1, 2017, we determined that there was no impairment of goodwill for our Acute Care EHR and TruBridge reporting units. We also determined as of October 1, 2017, that it was more likely than not that we did not have an impairment of our Post-acute Care EHR reporting unit. During the fourth quarter of 2017, the cumulation of events, including anticipated attrition of significant post-acute customer accounts and a product development acceleration plan for our post-acute EHR software, triggered management to re-assess future discounted cash flow projections incorporated in the October 1, 2017 annual assessment to include updated assumptions for the aforementioned fourth quarter events impacting the Post-acute Care EHR reporting unit. The result of our fair value assessment, which applied a combination of the income and market valuation approach, measured the reporting unit's fair value less than the reporting unit's carrying value. A goodwill impairment of $28.0 million was recorded against our Post-acute Care EHR reporting unit for the year ended December 31, 2017. We determined there was no impairment to goodwill for the years ended December 31, 2018 and 2019.
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
During the fourth quarter of 2017, the cumulation of events, including anticipated attrition of significant post-acute customer accounts and a product development acceleration investment plan in our Post-acute Care EHR software, triggered management to assess the recoverability of purchased intangible assets related to our Post-acute Care EHR asset group. We determined there was no impairment to purchased intangible assets as of December 31, 2019, 2018 or 2017.
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
•Hardware revenue is recognized separately from software licenses at the point in time it is delivered to the client. The SSP of hardware is cost plus a reasonable margin and revenue is recognized on a gross basis. Payment is generally due upon delivery of the hardware to the client. Standard manufacturer warranties apply to hardware.
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
•Subscriptions to third-party content revenue is recognized as a separate performance obligation ratably over the subscription term based on SSP, which is cost plus a reasonable margin, and revenue is recognized on a gross basis. Payment is due monthly for subscriptions to third party content.
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
The following table details deferred revenue for the years ended December 31, 2019 and 2018, included in the consolidated balance sheets:

	For years ended December 31,
(In thousands)	2019		2018
Beginning balance	$10,201		$9,937
Deferred revenue recorded	20,507		19,818
Deferred revenue acquired	430		—
Less deferred revenue recognized as revenue	(22,510)		(19,554)
Ending balance	$8,628	8628000	$10,201
The deferred revenue recorded for years ended December 31, 2019 and 2018 is comprised primarily of the annual renewals of certain software subscriptions billed during during the first quarter of each year and deposits collected for future EHR installations. The deferred revenue acquired resulted from the May 2019 acquisition of Get Real Health. The deferred revenue recognized as revenue during the years ended December

31, 2019 and 2018 is comprised primarily of the periodic recognition of annual renewals that were deferred until earned and deposits for future EHR installations that were deferred until earned.
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
The following table details costs to obtain and fulfill contracts with customers for the years ended December 31, 2019 and 2018, included in the consolidated balance sheets:

	For years ended December 31,
(In thousands)	2019	2018
Beginning balance	$3,017	$3,775
Costs to obtain and fulfill contracts capitalized	6,246	3,345
Less costs to obtain and fulfill contracts recognized as expense	(4,824)	(4,103)
Ending balance	$4,439	$3,017
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
Product Development Costs
Product development costs are expensed as incurred. Product development costs totaled approximately $36.9 million, $36.4 million, and $33.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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

New Accounting Standards Yet to be Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses, which will require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This guidance will be effective for fiscal years and interim periods within those years beginning after December 15, 2019, which is effective for the Company as of the first quarter of our fiscal year ending December 31, 2020. The Company does not expect a material impact due to the implementation of this standard on its consolidated financial statements.

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

Consideration for the acquisition included cash (net of cash of the acquired entity) of $10.8 million (inclusive of seller's transaction expenses), plus a contingent earnout payment of up to $14.0 million tied to Get Real Health's earnings before interest, tax, depreciation, and amortization ("EBITDA") (subject to certain pro-forma adjustments) for 2019. As of December 31, 2019, the $5.0 million contingent consideration estimated in the allocation of purchase price paid was fully reversed as Get Real Health's earnings did not achieve the required level for earnout payment. During 2019, we incurred approximately $0.6 million of pre-tax acquisition costs in connection with the acquisition of Get Real Health. Acquisition costs are included in general and administrative expenses in our consolidated statements of income.

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

The allocation of the purchase price paid for Get Real Health as of December 31, 2019 was as follows:

(In thousands)	Purchase Price Allocation
Acquired cash	$159
Accounts receivable	364
Prepaid expenses	107
Property and equipment	365
Operating lease asset	1,285
Intangible assets	7,890
Goodwill	9,767
Accounts payable and accrued liabilities	(594)
Deferred taxes, net	(1,736)
Operating lease liability	(1,285)
Contingent consideration	(5,000)
Deferred revenue	(430)
Net assets acquired	$10,892

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

Our condensed consolidated statement of operations for the year ended December 31, 2019 includes revenues of approximately $3.4 million, and pre-tax loss of approximately $0.1 million, attributed to the acquired business since the May 3, 2019 acquisition date.

The following unaudited pro forma revenue, net income and earnings per share amounts for the years ended December 31, 2019 and 2018 give effect to the Get Real Health acquisition as if it had been completed on January 1, 2018. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of what the operating results actually would have been during the periods presented had the Get Real Health acquisition been completed during the periods presented. In addition, the unaudited pro forma financial information does not purport to project future operating results. The pro forma information does not fully reflect: (1) any anticipated synergies (or costs to achieve synergies) or (2) the impact of non-recurring items directly related to the Get Real Health acquisition.

	Year Ended December 31,
(In thousands, except per share data, unaudited)	2019	2018
Pro forma revenues	$276,097	$283,994
Pro forma net income	$19,077	$15,172
Pro forma diluted earnings per share	$1.38	$1.12

Pro forma net income was calculated by adjusting the results for the applicable period to reflect (i) the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied on January 1, 2018 and (ii) adjustments to amortized revenue during fiscal 2019 and 2018 as a result of the acquisition date valuation of assumed deferred revenue. The pro forma results for each period also reflect the pro forma adjustment to interest expense as a result of utilizing revolver debt to finance the acquisition.

4.  PROPERTY AND EQUIPMENT
Property and equipment were comprised of the following at December 31, 2019 and 2018:

(In thousands)	2019	2018
Land	$2,848	$2,848
Buildings and improvements	8,039	7,752
Computer equipment	4,011	2,766
Leasehold improvements	1,712	1,198
Office furniture and fixtures	2,018	1,938
Automobiles	18	18
	18,646	16,520
Less: accumulated depreciation	(7,053)	(5,645)
Property and equipment, net	$11,593	$10,875

5.  OTHER ACCRUED LIABILITIES
Other accrued liabilities were comprised of the following at December 31, 2019 and 2018:

(In thousands)	2019	2018
Salaries and benefits	$6,946	$8,722
Severance	329	992
Commissions	1,037	830
Self-insurance reserves	1,382	1,017
Contingent consideration	—	206
Other	529	452
Operating lease liabilities, current portion	1,544	—
Other accrued liabilities	$11,767	$12,219
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

The following is a calculation of the basic and diluted EPS for the Company's common stock, including a reconciliation between net income (loss) and net income (loss) attributable to common stockholders for the years ended December 31, 2019, 2018, and 2017:

(In thousands, except for per share data)	2019	2018	2017
Basic EPS
Numerator
Net income (loss)	$20,468	$17,632	$(17,416)
Less: Net (income) loss attributable to participating securities	(764)	(595)	316
Net income (loss) attributable to common stockholders	$19,704	$17,037	$(17,100)

Denominator
Weighted average shares outstanding used in basic per common share computations	13,778	13,561	13,419

Basic EPS	$1.43	$1.26	$(1.27)

Diluted EPS
Numerator
Net income (loss) attributable to common stockholders for diluted EPS	$19,704	$17,037	$(17,100)

Denominator
Weighted average shares outstanding used in basic per common share computations	13,778	13,561	13,419
Weighted average effect of dilutive securities:
Performance share awards	—	7	—
Weighted average shares outstanding used in diluted per common share computations	13,778	13,568	13,419

Diluted EPS	$1.43	$1.26	$(1.27)

7.  INCOME TAXES
The Company accounts for income taxes in accordance with the FASB’s Codification topic, Income Taxes. These provisions require a company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. The Company did not have any unrecognized tax positions as of December 31, 2019 and 2018.
The federal returns for tax years 2016 through 2018 remain open to examination, and the tax years 2015 through 2018 remain open to examination by certain other taxing jurisdictions to which the Company is subject. Additional years may be open to the extent attributes are being carried forward to an open year.
Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized.
Deferred tax assets and liabilities were comprised of the following at December 31, 2019 and 2018:

(In thousands)	2019	2018
Deferred tax assets:
Accounts receivable and financing receivables	$1,221	$1,112
Accrued vacation	653	529
Stock-based compensation	2,886	2,264
Deferred revenue	257	250
Accrued severance	24	173
Fixed assets	1,347	—
Credits	3,072	1,984
Net operating loss	7,770	10,347
Deferred tax assets	17,230	16,659
Less: Valuation allowance	801	456
Total deferred tax assets	$16,429	$16,203
Deferred tax liabilities:
Intangible assets	$20,960	$19,957
Accrued liabilities and other	3,092	897
Fixed assets	—	226
Total deferred tax liabilities	$24,052	$21,080
Total net deferred tax liability	$(7,623)	$(4,877)
Significant components of the income tax provision for the years ended December 31, 2019, 2018 and 2017 were as follows:

(In thousands)	2019	2018	2017
Current provision:
Federal	$860	$(594)	$1,535
State	1,357	1,434	977
Deferred provision:
Federal	951	649	1,070
State	60	(1,013)	351
Total income tax provision	$3,228	$476	$3,933
The difference between income taxes at the U.S. federal statutory income tax rate of 21% for the years ended December 31, 2019 and 2018, and 35% for the year ended December 31, 2017, and those reported in the consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017 are as follows:

(In thousands)	2019	2018	2017
Income taxes at U.S. federal statutory rate	$4,976	$3,803	$(4,584)
Provision-to-return adjustments	(66)	(112)	433
State income tax, net of federal tax effect	978	1,109	458
Domestic production activities deduction	—	—	(280)
Tax credits	(2,196)	(3,428)	(393)
Contingent consideration	(1,050)	—	—
Goodwill impairment	—	—	9,520
Stock-based compensation	151	356	1,155
Deferred impact of tax reform	—	—	(1,890)
Change in valuation allowance	173	(1,149)	(304)
Other	262	(103)	(182)
Total income tax provision	$3,228	$476	$3,933
Our effective tax rates for the years ended December 31, 2019, 2018 and 2017 were 14%, 3% and (29)%, respectively. Our effective tax rate for 2019 was significantly impacted by the non-taxable nature of our recorded gain on contingent consideration, which served to reduce the year's effective tax rate by over 4%. Our effective tax rate for 2018 was significantly impacted by our implementation of the ASC 730 Safe Harbor Directive, which significantly increased our estimated R&D tax credits for the 2017 and 2018 tax years. Our effective tax rate for 2017 was based on a then-statutory corporate tax rate of 35%, which was subsequently reduced to 21% pursuant to the Tax Cuts and Jobs Act, and significantly impacted by tax shortfalls related to stock-based compensation resulting from our adoption of ASU 2016-09, the non-deductible nature of our goodwill impairment charges, and the effect of recent tax reform legislation. These three factors combined for a net $8.8 million tax expense impact during 2017, affecting the period's effective tax rate by approximately 65%.
We have federal net operating loss carryforwards related to the acquisition of HHI and Get Real Health of $53.9 million, $40.5 million, and $27.9 million for the years ending December 31, 2017, 2018, and 2019, respectively, which expire at various dates from 2026 to 2035. We have state net operating loss carryforwards related to the acquisition of HHI and Get Real Health of $37.1 million, $34.5 million, and $34.4 million for the years ending December 31, 2017, 2018, and 2019, respectively, which expire at various dates from 2023 to 2036.
Realization of deferred tax assets associated with the state net operating loss carryforward is dependent upon generating sufficient taxable income prior to their expiration. We believe it is more likely than not that the benefit from certain state NOL carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance on the deferred tax assets related to these state NOL carryforwards of $0.5 million after December 31, 2018 and $0.8 million after December 31, 2019. The change in valuation allowance was based on evidence supporting that certain state NOL carryforwards associated with the acquisition of Get Real Health may not be realized.
8.  STOCK-BASED COMPENSATION
The Company's stock-based compensation awards are in the form of restricted stock and performance share awards granted pursuant to the Company's 2012 Restricted Stock Plan for Non-Employee Directors, Amended and Restated 2014 Incentive Plan and 2019 Incentive Plan (the "Plans"). Stock-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee’s or non-employee director’s requisite service period. As of December 31, 2019, there were a total of 833,895 shares of common stock reserved under the Plans for issuance under future share-based payment arrangements.
The following table details total stock-based compensation expense for the years ended December 31, 2019, 2018 and 2017, included in the consolidated statements of operations:

(In thousands)	2019	2018	2017
Costs of sales	$2,040	$2,134	$1,750
Operating expenses	7,782	7,581	5,416
Pre-tax stock-based compensation expense	9,822	9,715	7,166
Less: income tax effect	(2,063)	(2,040)	(2,795)
Net (after tax) stock-based compensation expense	$7,759	$7,675	$4,371
As of December 31, 2019, there was $9.6 million of unrecognized compensation cost related to unvested or unearned, as applicable, stock-based compensation arrangements granted under the Plans, which is expected to be recognized over a weighted-average period of 1.6 years.
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
A summary of restricted stock activity (including shares of restricted stock issued pursuant to the settlement of performance share awards) under the Plans during the years ended December 31, 2019, 2018 and 2017 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested stock outstanding at January 1, 2017	184,885	$54.63
Granted	225,954	32.79
Vested	(101,644)	55.58
Unvested stock outstanding at December 31, 2017	309,195	$38.36
Granted	148,841	30.20
Performance share awards converted to restricted stock	177,395	29.94
Vested	(156,988)	40.52
Forfeited	(3,311)	30.20
Unvested stock outstanding at December 31, 2018	475,132	$32.00
Granted	133,936	30.89
Performance share awards converted to restricted stock	138,566	29.80
Vested	(221,775)	33.48
Unvested stock outstanding at December 31, 2019	525,859	$30.51
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

A summary of performance share award activity under the Plans for the years ended December 31, 2019, 2018 and 2017, is as follows, based on the target award amounts set forth in the performance share award agreements:

	Shares	Weighted-Average Grant-Date Fair Value
Performance share awards outstanding at January 1, 2017	77,594	$49.64
Granted	189,325	29.94
Forfeited or unearned	(77,594)	49.64
Performance share awards outstanding at December 31, 2017	189,325	$29.94
Granted	184,776	30.15
Forfeited or unearned	(11,930)	29.94
Performance share awards converted to restricted stock	(177,395)	29.94
Performance share awards outstanding at December 31, 2018	184,776	$30.15
Granted	110,310	30.95
Adjusted for actual perfromance, net of forfeitures	44,189	29.77
Performance share awards converted to restricted stock	(138,566)	29.80
Performance share awards outstanding at December 31, 2019	200,709	$30.75

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
10.  FINANCING RECEIVABLES
Total financing receivables were $30.3 million as of December 31, 2019, compared with $34.3 million as of December 31, 2018.
Short-Term Payment Plans
The Company provides fixed monthly payment arrangements ("short-term payment plans") over terms ranging from three to twelve months for meaningful use stage three and other add-on software installations. As a practical expedient, we do not adjust the amount of consideration recognized as revenue for the financing component as unearned income when we expect payment within one year or less. These receivables, included in the current portion of financing receivables, were comprised of the following on December 31, 2019 and 2018:

(In thousands)	2019	2018
Short-term payment plans, gross	$2,361	$5,773
Less: allowance for losses	(165)	(404)
Short-term payment plans, net	$2,196	$5,369

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
The components of these receivables were as follows on December 31:

(In thousands)	2019	2018
Long-term financing arrangements, gross	$34,483	$34,841
Less: allowance for losses	(2,806)	(2,163)
Less: unearned income	(3,574)	(3,725)
Long-term financing arrangements, net	$28,103	$28,953
Future minimum payments to be received subsequent to December 31, 2019 are as follows:

(In thousands)
2020	$12,085
2021	10,468
2022	6,435
2023	3,368
2024	1,709
Thereafter	418
Total minimum payments to be received	34,483
Less: allowance for losses	(2,806)
Less: unearned income	(3,574)
Receivables, net	$28,103
Credit Quality of Financing Receivables and Allowance for Credit Losses
The following table is a roll-forward of the allowance for financing credit losses for the years ended December 31, 2019 and 2018:

(In thousands)	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
December 31, 2019	$2,567	$970	$(566)	$—	$2,971
December 31, 2018	$3,244	$1,691	$(2,368)	$—	$2,567
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
Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. To facilitate customer collection and credit monitoring efforts, financing receivable amounts are invoiced and reclassified to trade accounts receivable when they become due, with all invoiced amounts placed on nonaccrual status. As a result, all past due amounts related to the Company’s financing receivables are included in trade accounts receivable in the accompanying consolidated balance sheets. The following is an analysis of the age of financing receivables amounts (excluding short-term payment plans) that have been reclassified to trade accounts receivable and were past due as of December 31, 2019 and December 31, 2018:

(In thousands)	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due
December 31, 2019	$1,480	$150	$207	$1,837
December 31, 2018	$1,302	$210	$245	$1,757
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

(In thousands)	December 31, 2019	December 31, 2018
Stratification of uninvoiced client financing receivables based on aging of related trade accounts receivable:
Uninvoiced client financing receivables related to trade accounts receivable that are 1 to 90 Days Past Due	$18,015	$17,290
Uninvoiced client financing receivables related to trade accounts receivable that are 91 to 180 Days Past Due	2,136	2,247
Uninvoiced client financing receivables related to trade accounts receivable that are 181+Days Past Due	1,972	885
Total uninvoiced client financing receivables balances of clients with a trade accounts receivable	$22,123	$20,422
Total uninvoiced client financing receivables of clients with no related trade accounts receivable	8,786	10,694
Total financing receivables with contractual maturities of one year or less	2,361	5,773
Less: allowance for losses	(2,971)	(2,567)
Total financing receivables	$30,299	$34,322

11.  INTANGIBLE ASSETS AND GOODWILL
Our purchased definite-lived intangible assets as of December 31, 2019 and 2018 are summarized as follows:

(In thousands)	Customer Relationships	Trademark	Developed Technology	Total
Gross carrying amount as of December 31, 2017 and 2018	$82,300	$10,900	$24,100	$117,300
Accumulated amortization as of December 31, 2018	(19,476)	(2,613)	(8,985)	(31,074)
Net intangible assets as of December 31, 2018	62,824	8,287	15,115	86,226
Intangible assets acquired for year ended December 31, 2019	2,070	220	5,600	7,890
Amortization expenses for year ended December 31, 2019	(6,980)	(836)	(3,190)	(11,006)
Net intangible assets as of December 31, 2019	$57,914	$7,671	$17,525	$83,110
Weighted average remaining years of useful life	9	12	5	9
The following table represents the remaining amortization of definite-lived intangible assets as of December 31, 2019:

(In thousands)
For the year ended December 31,
2020	$11,421
2021	11,003
2022	10,904
2023	10,904
2024	9,681
Due thereafter	29,197
Total	$83,110
The following table sets forth the change in the carrying amount of goodwill by segment for the years ended December 31, 2019, 2018, and 2017:

(In thousands)	Acute Care EHR	Post-acute Care EHR	TruBridge	Total
Balance as of December 31, 2016	$97,095	$57,570	$13,784	$168,449
Goodwill impairment	—	(28,000)	—	(28,000)
Balance as of December 31, 2017 and 2018	97,095	29,570	13,784	140,449
Goodwill acquired	—	—	9,767	9,767
Balance as of December 31, 2019	$97,095	$29,570	$23,551	$150,216
During 2017, the result of our fair value assessment of the Post-acute Care EHR reporting unit, which applied a combination of the income and market valuation approach, measured the reporting unit's fair value less than the reporting unit's carrying value. A goodwill impairment of $28.0 million was recorded against our Post-acute Care EHR reporting unit as of December 31, 2017 as a result of anticipated attrition of significant post-acute customer accounts and a product development acceleration plan for our post-acute EHR software. We determined there was no impairment to goodwill as of December 31, 2019 or 2018.

12.  LONG-TERM DEBT
Long-term debt was comprised of the following at December 31, 2019 and 2018:

(In thousands)	December 31, 2019	December 31, 2018
Term loan facility	$88,823	102,432
Revolving credit facility	20,000	29,693
Capital lease obligation	—	250
Debt obligations	108,823	132,375
Less: debt issuance costs	(960)	(1,306)
Debt obligation, net	107,863	131,069
Less: current portion	(8,430)	(6,486)
Long-term debt	$99,433	$124,583
As of December 31, 2019, the carrying value of debt approximates the fair value due to the variable interest rate which reflects market rates.
Credit Agreement
In conjunction with our acquisition of HHI in January 2016, we entered into a syndicated credit agreement with Regions Bank ("Regions") serving as administrative agent, which provided for a $125 million term loan facility and a $50 million revolving credit facility. On February 8, 2018, we entered into a Third Amendment that establishes the aggregate principal amount of our credit facilities of $167 million, which includes a $117 million term loan facility and a $50 million revolving credit facility.
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
Principal payments with respect to the term loan facility are due on the last day of each fiscal quarter beginning December 31, 2017, with quarterly principal payments of approximately $1.5 million through September 30, 2019, approximately $2.2 million through September 30, 2021 and approximately $2.9 million through September 30, 2022, with maturity on October 13, 2022 or such earlier date as the obligations under the credit agreement become due and payable pursuant to the terms of the credit agreement. Any principal outstanding under the revolving credit facility is due and payable on the maturity date.
Anticipated annual future maturities of the term loan facility, revolving credit facility, and capital lease obligation are as follows as of December 31, 2019:

(In thousands)
2020	$8,775
2021	9,506
2022	90,542
2023	—
Thereafter	—
$108,823
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

The credit agreement, as amended by the Third Amendment, provides incremental facility capacity of $50 million, subject to certain conditions. The credit agreement includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. The credit agreement requires the Company to maintain a minimum fixed charge coverage ratio of 1.25:1.00 throughout the duration of such agreement. Under the credit agreement, the Company is currently required to comply with a maximum consolidated leverage ratio of 3.50:1.00. The credit agreement also contains customary representations and warranties, affirmative covenants and events of default. We believe that we were in compliance with the covenants contained in the credit agreement as of December 31, 2019.
The credit agreement currently requires the Company to mandatorily prepay our credit facilities with 50% of excess cash flow (minus certain specified other payments). The Company is permitted to voluntarily prepay our credit facilities at any time without penalty, subject to customary “breakage” costs with respect to prepayments of LIBOR rate loans made on a day other than the last day of any applicable interest period. The excess cash flow mandatory prepayment requirement under the credit agreement resulted in a $7.0 million prepayment on the term loan facility during the first quarter of 2019 related to excess cash flow generated by the Company during 2018.
13.  BENEFIT PLANS
In January 1994, the Company adopted the CPSI 401(k) Retirement Plan that covers all eligible employees of the Company who have completed one year of service. The plan allows eligible employees to contribute up to 60% of their pre-tax earnings up to the statutory limit prescribed by the Internal Revenue Service. The Company matches a discretionary amount determined by the Board of Directors. The Company contributed approximately $2.9 million, $2.6 million, and $2.6 million to the plan for the years ended December 31, 2019, 2018 and 2017, respectively.
The Company provides certain health and medical benefits to eligible employees, their spouses and dependents pursuant to a benefit plan funded by the Company. Each participating employee contributes to the Company’s costs associated with such benefit plan. The Company’s obligation to fund this benefit plan and pay for these benefits is limited through the Company’s purchase of an insurance policy from a third-party insurer. The amount established as a reserve is intended to recognize the Company’s estimated obligations with respect to its payment of claims and claims incurred but not yet reported under the benefit plan. Management believes that the recorded liability for medical self-insurance at December 31, 2019 and 2018 is adequate to cover the losses and claims incurred, but these reserves are based on estimates and the amount ultimately paid may be more or less than such estimates.

14.  OPERATING LEASES
The Company leases office space in various locations in Alabama, Louisiana, Pennsylvania, Minnesota, Maryland, and Mississippi. These leases have terms expiring from 2020 through 2030 but do contain optional extension terms. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.
Supplemental balance sheet information related to operating leases is as follows:

(In thousands)	December 31, 2019
Operating lease assets:
Operating lease assets	$7,800
Operating lease liabilities:
Other accrued liabilities	1,544
Operating lease liabilities, net of current portion	6,256
Total operating lease liabilities	$7,800
Weighted average remaining lease term in years	7
Weighted average discount rate	5.1%
Because our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. We used the incremental borrowing rate on January 1, 2019, for operating leases that commenced prior to that date.
The future minimum lease payments payable under these operating leases subsequent to December 31, 2019 are as follows:

(In thousands)
2020	$1,544
2021	1,518
2022	1,436
2023	1,363
2024	980
Thereafter	2,383
Total lease payments	9,224
Less imputed interest	(1,424)
Total	$7,800
Total rent expense for the years ended December 31, 2019, 2018, and 2017 was $2.2 million, $2.6 million, and $2.6 million, respectively.
Total cash paid for amounts included in the measurement of lease liabilities within operating cash flows from operating leases for the year ended December, 2019 was $1.6 million.
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
As of December 31, 2019, we did not have any instruments that require fair value measurement.

The accrued contingent consideration depicted below represents the potential earnout incentive for former Rycan shareholders, relating to the purchase of Rycan by HHI in 2015. We estimated the fair value of the contingent consideration based on the amount of revenue that was earned by Rycan for the year ended December 31, 2018 in accordance with the purchase agreement.
The following table summarizes the carrying amount and the fair value of the contingent consideration at December 31, 2018:

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
The following table presents a summary of the revenues, cost of sales, and gross profit of our three operating segments for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Revenues:
Acute Care EHR
Recurring revenue	$109,046	$111,936	$113,056
Non-recurring revenue	35,028	46,036	51,172
Total Acute Care EHR revenue	144,074	157,972	164,228
Post-acute Care EHR
Recurring revenue	17,466	18,599	20,122
Non-recurring revenue	3,812	3,593	3,911
Total Post-acute Care EHR revenue	21,278	22,192	24,033
TruBridge	109,282	100,247	88,666
Total revenues	274,634	280,411	276,927

Cost of sales:
Acute Care EHR	68,569	69,831	72,537
Post-acute Care EHR	5,303	6,153	7,481
TruBridge	56,617	54,699	49,636
Total cost of sales	130,489	130,683	129,654

Gross profit:
Acute Care EHR	75,505	88,141	91,691
Post-acute Care EHR	15,975	16,039	16,552
TruBridge	52,665	45,548	39,030
Total gross profit	144,145	149,728	147,273

Corporate operating expenses	(119,562)	(124,846)	(152,087)
Other income	807	803	407
Gain on contingent consideration	5,000	—	—
Loss on extinguishment of debt	—	—	(1,340)
Interest expense	(6,694)	(7,577)	(7,736)
Income (loss) before taxes	$23,696	$18,108	$(13,483)

18.  SUBSEQUENT EVENTS
Declaration of Dividends
On February 11, 2020, the Company announced a dividend for the first quarter of 2020 in the amount of $0.10 per share. The dividend was payable on March 6, 2020 to stockholders of record as of the close of business on February 21, 2020.
19.  QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)
The following table presents a summary of our results of operations for our eight most recent quarters ended December 31, 2019. The information for each of these quarters is unaudited and has been prepared on a basis consistent with the audited financial statements. This information includes all adjustments, consisting only of normal recurring adjustments, we consider necessary for fair presentation of this information when read in conjunction with the audited financial statements and related notes. Our operating results have varied on a quarterly basis and may fluctuate significantly in the future.

(In thousands, except for per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2019
Sales revenues	$69,141	$66,156	$68,699	$70,638
Gross profit	37,115	34,535	35,915	36,580
Operating income	6,048	3,616	6,007	8,912
Net income	3,444	1,663	4,135	11,226
Net income per share
Basic	$0.24	$0.12	$0.29	$0.78
Diluted	$0.24	$0.12	$0.29	$0.78
Year Ended December 31, 2018
Sales revenues	$70,882	$67,905	$69,297	$72,327
Gross profit	39,085	34,846	36,113	39,684
Operating income	7,648	2,225	5,361	9,648
Net income	3,967	328	5,749	7,588
Net income per share
Basic	$0.29	$0.02	$0.41	$0.54
Diluted	$0.29	$0.02	$0.41	$0.54

SCHEDULE II
COMPUTER PROGRAMS AND SYSTEMS, INC.
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description		Balance at beginning of period	Additions charged to cost and expenses (1)	Deductions (2)	Balance at end of period
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet	2017	$2,370	$1,598	$(1,314)	$2,654
	2018	$2,654	$1,485	$(2,015)	$2,124
	2019	$2,124	$1,378	$(1,424)	$2,078
(1) Adjustments to allowance for change in estimates.
(2) Uncollectible accounts written off, net of recoveries.

Description		Balance at beginning of period	Additions charged to cost and expenses (1)	Deductions (2)	Balance at end of period
Allowance for credit losses deducted from financing receivables in the balance sheet	2017	$2,198	$1,823	$(777)	$3,244
	2018	$3,244	$1,691	$(2368)	$2,567
	2019	$2,567	$970	$(566)	$2,971
(1) Adjustments to allowance for change in estimates.
(2) Uncollectible accounts written off, net of recoveries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
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

Changes in Internal Control over Financial Reporting
On May 3, 2019, we acquired iNetXperts, Corp. d/b/a Get Real Health ("Get Real Health"), as further described in Note 3 to the consolidated financial statements. We continue to integrate policies, processes, people, technology and operations for our combined operations, and will continue to evaluate the impact of any related changes to internal controls over financial reporting during the fiscal year.
There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Consistent with the guidance issued by the Securities and Exchange Commission that an assessment of internal control over financial reporting of a recently acquired business may be omitted from management's evaluation, management has excluded from its assessment Get Real Health, which we acquired on May 3, 2019. The assets of Get Real Health excluded from our assessment represented approximately 6% of the Company's total assets as of December 31, 2019 and approximately 1% of the Company's consolidated total revenues for the year ended December 31, 2019.
Management’s Annual Report on Internal Control Over Financial Reporting
This report is included in Item 8 on page 51 and is incorporated herein by reference.
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
This report is included in Item 8 on page 52 and is incorporated herein by reference.

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
Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (the "2020 Proxy Statement") to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2020 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2020 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes the securities that have been authorized for issuance as of December 31, 2019 under the Company’s 2012 Restricted Stock Plan for Non-Employee Directors, Amended and Restated 2014 Incentive Plan and 2019 Incentive Plan (collectively, the “Plans”), which were previously approved by our stockholders. The Plans are described in Note 8 to the consolidated financial statements.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	-0- (1)	N/A	833,895 (2)
Equity compensation plans not approved by stockholders	3,927 (3)	$5.94	N/A
Total	3,927 (3)	$5.94	833,895 (2)

(1) Does not include 200,709 target performance share awards outstanding under the Plans or 525,859 time-vested restricted stock awards outstanding under the Plans as of December 31, 2019.

(2) Represents shares of common stock issuable pursuant to our 2019 Incentive Plan, assuming maximum payout of outstanding performance share awards. We do not intend to use the 2012 Restricted Stock Plan for Non-Employee Directors or the Amended and Restated 2014 Incentive Plan to make any future grants.

(3) Represents 3,927 shares issuable under outstanding stock options at an exercise price of $5.94 per share, assumed in the Company’s acquisition of Healthland Holding Inc. and its affiliates in January 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2020 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2020 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) and (2) and (c) – Financial Statements and Financial Statement Schedules.
Financial Statements: The Financial Statements and related Financial Statements Schedule of CPSI are included herein in Part II, Item 8.
(a)(3) and (b) – Exhibits.
The exhibits listed on the Exhibit Index beginning on page 88 of this Annual Report on Form 10-K are filed herewith or are incorporated herein by reference.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 11th day of March, 2020.

COMPUTER PROGRAMS AND SYSTEMS, INC.

By:	/s/ J. Boyd Douglas
J. Boyd Douglas
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ J. Boyd Douglas	President, Chief Executive Officer and Director (principal executive officer)	March 11, 2020
J. Boyd Douglas

/s/ Matt J. Chambless	Chief Financial Officer (principal financial officer)	March 11, 2020
Matt J. Chambless

/s/ David A. Dye	Chief Growth Officer and Director	March 11, 2020
David A. Dye

/s/ James B. Britain	Vice President – Finance and Controller (principal accounting officer)	March 11, 2020
James B. Britain

/s/ Glenn P. Tobin	Chairperson of the Board	March 11, 2020
Glenn P. Tobin

/s/ Regina M. Benjamin	Director	March 11, 2020
Regina M. Benjamin

/s/ Charles P. Huffman	Director	March 11, 2020
Charles P. Huffman

/s/ W. Austin Mulherin, III	Director	March 11, 2020
W. Austin Mulherin, III

/s/ A. Robert Outlaw, Jr.	Director	March 11, 2020
A. Robert Outlaw, Jr.

/s/ Jeffrey A. Strong	Director	March 11, 2020
Jeffrey A. Strong

/s/ Denise W. Warren	Director	March 11, 2020
Denise W. Warren

Exhibit Index

Exhibit Number	Description

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

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3 to CPSI’s Current Report on Form 8-K dated October 28, 2013 and incorporated herein by reference)

3.3	Amendment to Amended and Restated Bylaws (filed as Exhibit 3.1 to CPSI’s Current Report on Form 8-K dated January 22, 2019 and incorporated herein by reference)

4.1	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934

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

10.7*	Computer Programs and Systems, Inc. Amended and Restated 2014 Incentive Plan (filed as Appendix A to CPSI's Schedule 14A dated March 31, 2017 and incorporated herein by reference)

10.8*	Form of Performance Share Award Agreement under the 2014 Incentive Plan (filed as Exhibit 10.2 to CPSI’s Current Report on Form 8-K dated May 16, 2014 and incorporated herein by reference)

10.9*	Form of Performance Share Award Agreement (Three-Year) under the 2014 Incentive Plan

10.10*	Form of Performance-Based Cash Bonus Award Agreement under the 2014 Incentive Plan (filed as Exhibit 10.3 to CPSI’s Current Report on Form 8-K dated May 16, 2014 and incorporated herein by reference)

10.11*	Form of Restricted Stock Award Agreement under the 2014 Incentive Plan (filed as Exhibit 10.4 to CPSI’s Current Report on Form 8-K dated May 16, 2014 and incorporated herein by reference)

10.12*
Healthland Holding Inc. (f/k/a Dairyland Healthcare Solutions Holding Corp) Stock Incentive Plan (filed as Exhibit 99.1 to CPSI’s Registration Statement on Form S-8 (Registration No. 333-208915) and incorporated herein by reference)

10.13*	Commission Program for Troy D. Rosser (filed as Exhibit 10.15 to CPSI's Annual Report on Form 10-K for the period ended December 31, 2016 and incorporated by reference herein)

10.14*	Computer Programs and Systems, Inc. 2019 Incentive Plan (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated May 2, 2019 and incorporated herein by reference)

10.15*	Form of Performance Share Award Agreement (One-Year) under the 2019 Incentive Plan (filed as Exhibit 10.2 to CPSI’s Current Report on Form 8-K dated May 2, 2019 and incorporated herein by reference)

10.16*	Form of Performance Share Award Agreement (Three-Year) under the 2019 Incentive Plan (filed as Exhibit 10.3 to CPSI’s Current Report on Form 8-K dated May 2, 2019 and incorporated herein by reference)

10.17*	Form of Performance-Based Cash Bonus Award Agreement under the 2019 Incentive Plan (filed as Exhibit 10.4 to CPSI’s Current Report on Form 8-K dated May 2, 2019 and incorporated herein by reference)

10.18*	Form of Restricted Stock Award Agreement under the 2019 Incentive Plan

10.19
Credit Agreement, dated as of January 8, 2016, by and among Computer Programs and Systems, Inc., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated January 8, 2016 and incorporated herein by reference)

10.20
Pledge and Security Agreement, dated as of January 8, 2016, by and among the parties identified as Obligors therein and Regions Bank, as collateral agent (filed as Exhibit 10.2 to CPSI’s Current Report on Form 8-K dated January 8, 2016 and incorporated herein by reference)

10.21
Investor Agreement, dated as of January 8, 2016, by and among Computer Programs and Systems, Inc., Francisco Partners II, L.P., Francisco Partners Parallel Fund II, L.P., and AHR Holdings, LLC. (filed as Exhibit 10.3 to CPSI’s Current Report on Form 8-K dated January 8, 2016 and incorporated herein by reference)

10.22
Support Agreement, dated as of November 25, 2015, by and among Computer Programs and Systems, Inc., HHI Merger Sub I, Inc., HHI Merger Sub II, Inc., AHR Holdings, LLC, Francisco Partners II, L.P., and Francisco Partners Parallel Fund II, L.P. (filed as Exhibit 10.2 to CPSI’s Current Report on Form 8-K dated December 1, 2015 and incorporated herein by reference)

10.23
Escrow Agreement, dated as of January 8, 2016, by and among Computer Programs and Systems, Inc., AHR Holdings, LLC and U.S. Bank National Association (filed as Exhibit 99.4 to CPSI's Registration Statement on Form S-8 (Registration No. 333-208915) and incorporated herein by reference)

10.24
First Amendment to Credit Agreement, dated as of December 20, 2016, by and among Computer Programs and Systems, Inc., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to CPSI's Current Report on Form 8-K dated December 20, 2016 and incorporated herein by reference)

10.25
Second Amendment to Credit Agreement, dated as of October 13, 2017, by and among Computer Programs and Systems., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to CPSI's Current Report on Form 8-K dated October 17, 2017 and incorporated herein by reference)

10.26
Third Amendment to Credit Agreement, dated as of February 8, 2018, by and among Computer Programs and Systems., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to CPSI's Current Report on Form 8-K dated February 14, 2018 and incorporated herein by reference)

10.27
Support Agreement, dated as of February 27, 2019, by and among Computer Programs and Systems, Inc., the Gilead Group and certain of its affiliates (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated February 27, 2019 and incorporated herein by reference)

21.1	Subsidiaries of the registrant

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Annual Report on Form 10-K for the period ended December 31, 2019

*	Management compensation plan or arrangement