Form 10-K/A
period 2019-12-31
COMPUTER PROGRAMS & SYSTEMS INC
filed 2020-03-12
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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
DOCUMENTS INCORPORATED BY REFERENCE IN THIS FORM 10-K:
Portions of the definitive Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of the Annual Report on Form 10-K of Computer Programs and Systems, Inc. for the year ended December 31, 2019 to the extent described therein.

Explanatory Note

This Amendment No.1 (“Amendment No. 1”) to the Annual Report on Form 10-K of Computer Programs and Systems, Inc. (the “Company”) for the year ended December 31, 2019, as filed with the U.S. Securities and Exchange Commission on March 11, 2020 (the “Original Form 10-K”), is being filed for the sole purpose of correcting the Consent of Independent Registered Public Accounting Firm (the “Consent”). The original Consent related to the Annual Report on Form 10-K of the Company for the year ended December 31, 2018 and was filed as a result of an administrative error. A corrected Consent is filed as Exhibit 23.1 attached hereto.

Except as otherwise expressly noted herein, this Amendment No. 1 does not modify or update in any way the disclosures in, or exhibits to, the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1 pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. As no financial statements have been included in this Amendment No. 1 and it does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment No. 1.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) – Exhibits.

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

4.1
Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.1 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2019 and incorporated herein by reference)

10.1
Form of Indemnity Agreement entered into by CPSI and each of its non-employee directors (filed as Exhibit 10.1 to CPSI’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 and incorporated herein by reference)

10.2
Real Property Lease Agreement, dated September 14, 2009 between CPSI and 3725 Airport Boulevard, LP (filed as Exhibit 10.1 to CPSI’s Quarterly Report on Form 10-Q for the period ended September 30, 2009 and incorporated herein by reference)

10.3
First Amendment to Real Property Lease Agreement, dated October 9, 2009, between CPSI and 3725 Airport Boulevard, LP (filed as Exhibit 10.2 to CPSI’s Quarterly Report on Form 10-Q for the period ended September 30, 2009 and incorporated herein by reference)

10.4
Real Property Lease Agreement, dated March 19, 2012, between CPSI and Fairhope Group, LLC (filed as Exhibit 10.6 to CPSI's Annual Report on Form 10-K for the period ended December 31, 2012 and incorporated herein by reference)

10.5*
Computer Programs and Systems, Inc. Amended and Restated 2012 Restricted Stock Plan for Non-Employee Directors (filed as Exhibit 10.16 to CPSI's Annual Report on Form 10-K for the period ended December 31, 2013 and incorporated herein by reference)

10.6*
Form of Restricted Stock Award Agreement under the Amended and Restated 2012 Restricted Stock Plan for Non-Employee Directors (filed as Exhibit 10.2 to CPSI's Quarterly Report on Form 10-Q for the period ended June 30, 2012 and incorporated herein by reference)

10.7*	Computer Programs and Systems, Inc. Amended and Restated 2014 Incentive Plan (filed as Appendix A to CPSI's Schedule 14A dated March 31, 2017 and incorporated herein by reference)

10.8*	Form of Performance Share Award Agreement under the 2014 Incentive Plan (filed as Exhibit 10.2 to CPSI’s Current Report on Form 8-K dated May 16, 2014 and incorporated herein by reference)

10.9*
Form of Performance Share Award Agreement (Three-Year) under the 2014 Incentive Plan (filed as Exhibit 10.9 to CPSI’s Annual Report on Form 10-K for the period ended Decemeber 31, 2019 and incorporated herein by reference)

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

10.18*
Form of Restricted Stock Award Agreement under the 2019 Incentive Plan (filed as Exhibit 10.18 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2019 and incorporated herein by reference)

10.19
Credit Agreement, dated as of January 8, 2016, by and among Computer Programs and Systems, Inc., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated January 8, 2016 and incorporated herein by reference)

10.20
Pledge and Security Agreement, dated as of January 8, 2016, by and among the parties identified as Obligors therein and Regions Bank, as collateral agent (filed as Exhibit 10.2 to CPSI’s Current Report on Form 8-K dated January 8, 2016 and incorporated herein by reference)

10.21
Investor Agreement, dated as of January 8, 2016, by and among Computer Programs and Systems, Inc., Francisco Partners II, L.P., Francisco Partners Parallel Fund II, L.P., and AHR Holdings, LLC. (filed as Exhibit 10.3 to CPSI’s Current Report on Form 8-K dated January 8, 2016 and incorporated herein by reference)

10.22
Support Agreement, dated as of November 25, 2015, by and among Computer Programs and Systems, Inc., HHI Merger Sub I, Inc., HHI Merger Sub II, Inc., AHR Holdings, LLC, Francisco Partners II, L.P., and Francisco Partners Parallel Fund II, L.P. (filed as Exhibit 10.2 to CPSI’s Current Report on Form 8-K dated December 1, 2015 and incorporated herein by reference)

10.23
Escrow Agreement, dated as of January 8, 2016, by and among Computer Programs and Systems, Inc., AHR Holdings, LLC and U.S. Bank National Association (filed as Exhibit 99.4 to CPSI's Registration Statement on Form S-8 (Registration No. 333-208915) and incorporated herein by reference)

10.24
First Amendment to Credit Agreement, dated as of December 20, 2016, by and among Computer Programs and Systems, Inc., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to CPSI's Current Report on Form 8-K dated December 20, 2016 and incorporated herein by reference)

10.25
Second Amendment to Credit Agreement, dated as of October 13, 2017, by and among Computer Programs and Systems., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to CPSI's Current Report on Form 8-K dated October 17, 2017 and incorporated herein by reference)

10.26
Third Amendment to Credit Agreement, dated as of February 8, 2018, by and among Computer Programs and Systems., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to CPSI's Current Report on Form 8-K dated February 14, 2018 and incorporated herein by reference)

10.27
Support Agreement, dated as of February 27, 2019, by and among Computer Programs and Systems, Inc., the Gilead Group and certain of its affiliates (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated February 27, 2019 and incorporated herein by reference)

21.1	Subsidiaries of the registrant (filed as Exhibit 21.1 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2019 and incorporated herein by reference)

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.1 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2019 and incorporated herein by reference)

101	Interactive Data Files for CPSI’s Annual Report on Form 10-K for the period ended December 31, 2019

*	Management compensation plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 12th day of March, 2020.

COMPUTER PROGRAMS AND SYSTEMS, INC.

By: /s/ J. Boyd Douglas
J. Boyd Douglas
President and Chief Executive Officer