Form 10-Q
period 2020-03-31
COMPUTER PROGRAMS & SYSTEMS INC
filed 2020-05-06
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2020, there were 14,512,105 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.
Quarterly Report on Form 10-Q
(For the three months ended March 31, 2020)

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$4,280	$7,357
Accounts receivable (net of allowance for expected credit losses of $2,064 and $2,078, respectively)	38,241	38,819
Financing receivables, current portion, net (net of allowance for expected credit losses of $165 and $165, respectively)	12,175	12,032
Inventories	1,365	1,426
Prepaid income taxes	1,208	1,337
Prepaid expenses and other	6,606	5,861
Total current assets	63,875	66,832
Property and equipment, net	13,294	11,593
Software development costs, net	883	—
Operating lease assets	7,522	7,800
Financing receivables, net of current portion (net of allowance for expected credit losses of $3,140 and $2,806, respectively)	17,794	18,267
Other assets, net of current portion	2,105	1,771
Intangible assets, net	80,244	83,110
Goodwill	150,216	150,216
Total assets	$335,933	$339,589
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,010	$8,804
Current portion of long-term debt	8,430	8,430
Deferred revenue	7,807	8,628
Accrued vacation	4,649	4,301
Other accrued liabilities	8,714	11,767
Total current liabilities	38,610	41,930
Long-term debt, net of current portion	93,325	99,433
Operating lease liabilities, net of current portion	5,950	6,256
Deferred tax liabilities	8,688	7,623
Total liabilities	146,573	155,242
Stockholders’ equity:
Common stock, $0.001 par value; 30,000 shares authorized; 14,512 and 14,356 shares issued and outstanding, respectively	15	14
Additional paid-in capital	176,975	174,618
Retained earnings	12,370	9,715
Total stockholders’ equity	189,360	184,347
Total liabilities and stockholders’ equity	$335,933	$339,589
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Sales revenues:
System sales and support	$41,186	$43,247
TruBridge	28,571	25,894
Total sales revenues	69,757	69,141
Costs of sales:
System sales and support	18,587	18,337
TruBridge	15,057	13,689
Total costs of sales	33,644	32,026
Gross profit	36,113	37,115
Operating expenses:
Product development	8,271	9,228
Sales and marketing	6,997	7,492
General and administrative	11,847	11,824
Amortization of acquisition-related intangibles	2,866	2,523
Total operating expenses	29,981	31,067
Operating income	6,132	6,048
Other income (expense):
Other income	362	248
Interest expense	(1,179)	(1,804)
Total other income (expense)	(817)	(1,556)
Income before taxes	5,315	4,492
Provision for income taxes	1,225	1,048
Net income	$4,090	$3,444
Net income per common share—basic	$0.28	$0.24
Net income per common share—diluted	$0.28	$0.24
Weighted average shares outstanding used in per common share computations:
Basic	13,904	13,656
Diluted	13,904	13,656
Dividends declared per common share	$0.10	$0.10
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity

	Shares	Amount
Balance at December 31, 2019	14,356	$14	$174,618	$9,715	$184,347
Net income	—	—	—	4,090	4,090
Issuance of restricted stock	156	1	(1)	—	—
Stock-based compensation	—	—	2,358	—	2,358
Dividends	—	—	—	(1,435)	(1,435)
Balance at March 31, 2020	14,512	$15	$176,975	$12,370	$189,360

Balance at December 31, 2018	14,083	$14	$164,793	$(5,024)	$159,783
Net income	—	—	—	3,444	3,444
Issuance of restricted stock	273	—	—	—	—
Stock-based compensation	—	—	2,436	—	2,436
Dividends	—	—	—	(1,422)	(1,422)
Balance at March 31, 2019	14,356	$14	$167,229	$(3,002)	$164,241
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating Activities:
Net income	$4,090	$3,444
Adjustments to net income:
Provision for bad debt	999	1,207
Deferred taxes	1,065	854
Stock-based compensation	2,358	2,436
Depreciation	420	361
Amortization of acquisition-related intangibles	2,866	2,523
Amortization of software development costs	38	—
Amortization of deferred finance costs	86	86
Changes in operating assets and liabilities:
Accounts receivable	(88)	(156)
Financing receivables	(4)	183
Inventories	62	(251)
Prepaid expenses and other	(1,079)	(772)
Accounts payable	206	1,239
Deferred revenue	(821)	698
Other liabilities	(2,732)	(3,808)
Prepaid income taxes/income taxes payable	128	(156)
Net cash provided by operating activities	7,594	7,888
Investing Activities:
Investment in software development	(921)	—
Purchase of property and equipment	(2,120)	(473)
Net cash used in investing activities	(3,041)	(473)
Financing Activities:
Dividends paid	(1,435)	(1,422)
Payments of long-term debt principal	(2,195)	(7,110)
Payments of contingent consideration	—	(206)
Payments of revolving line of credit	(4,000)	—
Net cash used in financing activities	(7,630)	(8,738)
Decrease in cash and cash equivalents	(3,077)	(1,323)
Cash and cash equivalents at beginning of period	7,357	5,732
Cash and cash equivalents at end of period	$4,280	$4,409
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,093	$1,289
Cash paid for income taxes, net of refund	$31	$350
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
Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2019 was derived from the audited consolidated balance sheet at that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of Computer Programs and Systems, Inc. ("CPSI" or the "Company") for the year ended December 31, 2019 and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
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

2.     RECENT ACCOUNTING PRONOUNCEMENTS
New Accounting Standards Adopted in 2020

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments-Credit Losses, which requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. We adopted this guidance as of January 1, 2020. Adoption of the standard did not have a material impact on our consolidated financial statements.
New Accounting Standards Yet to be Adopted

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
Non-recurring Revenues
•Perpetual software licenses, installation, conversion, and related training are not considered separate and distinct performance obligations due to the proprietary nature of our software and are, therefore, accounted for as a single performance obligation on a module-by-module basis. Revenue is recognized as each module's implementation is completed based on the module's stand-alone selling price ("SSP"), net of discounts. Fees for licenses, installation, conversion, and related training are typically due in three installments: (1) at placement of order, (2) upon installation of software and commencement of training, and (3) upon satisfactory completion of monthly accounting cycle or end-of-month operation by application and as applicable for each application. Often, short-term and/or long-term financing arrangements are provided for software implementations; refer to Note 11 - Financing Receivables for further information. Electronic health records ("EHR") implementations include a system warranty that terminates thirty days from the software go-live date, the date on which the client begins using the system in a live environment.
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
Refer to Note 17 - Segment Reporting, for further information, including revenue by client base (acute care or post-acute care) bifurcated by recurring and non-recurring revenue.
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

The following table details deferred revenue for the three months ended March 31, 2020 and 2019, included in the condensed consolidated balance sheets:

(In thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Beginning balance	$8,628	$10,201
Deferred revenue recorded	6,194	6,530
Less deferred revenue recognized as revenue	(7,015)	(5,832)
Ending balance	$7,807	$10,899
The deferred revenue recorded during the three months ended March 31, 2020 is comprised primarily of the annual renewals of certain software subscriptions billed during the first quarter of each year and deposits collected for future EHR installations. The deferred revenue recognized as revenue during the three months ended March 31, 2020 and 2019 is comprised primarily of the periodic recognition of annual renewals that were deferred until earned and deposits for future EHR installations that were deferred until earned.
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
Contract fulfillment costs related to the implementation of SaaS arrangements are capitalized and amortized ratably over the expected life of the customer. Costs to fulfill contracts consist of the payroll costs for the implementation of SaaS arrangements, including time for training, conversion and installation that is necessary for the software to be utilized. Contract fulfillment costs are expensed within the caption "System sales and support - Cost of sales."
Costs to obtain and fulfill contracts related to SaaS arrangements are included within the "Prepaid expenses and other" and "Other assets, net of current portion" line items on our condensed consolidated balance sheets.
The following table details costs to obtain and fulfill contracts with customers for the three months ended March 31, 2020 and 2019, included in the condensed consolidated balance sheets:

(In thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Beginning balance	$4,440	$3,017
Costs to obtain and fulfill contracts capitalized	1,888	1,922
Less costs to obtain and fulfill contracts recognized as expense	(1,285)	(1,134)
Ending balance	$5,043	$3,805
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

Our acquisition of Get Real Health was treated as a purchase in accordance with ASC 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. Our allocation of the purchase price was based on management's judgment after evaluating several factors, including a valuation assessment.

The allocation of the purchase price paid for Get Real Health was as follows:

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

The fair value measurements of tangible and intangible assets and liabilities were based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value measurement hierarchy (see Note 16 - Fair Value). Level 3 inputs included, among others, discount rates that we estimated would be used by a market participant in valuing these assets and liabilities, projections of revenues and cash flows, client attrition rates and market comparables.

5.  PROPERTY AND EQUIPMENT
Property and equipment, net was comprised of the following at March 31, 2020 and December 31, 2019:

(In thousands)	March 31, 2020	December 31, 2019
Land	$2,848	$2,848
Buildings and improvements	8,039	8,039
Computer equipment	6,131	4,011
Leasehold improvements	1,712	1,712
Office furniture and fixtures	2,018	2,018
Automobiles	18	18
Property and equipment, gross	20,766	18,646
Less: accumulated depreciation	(7,472)	(7,053)
Property and equipment, net	$13,294	$11,593

6.  SOFTWARE DEVELOPMENT
Software development costs are accounted for in accordance with ASC 350-40, Internal-Use Software. We capitalize incurred labor costs for software development from the time the preliminary project phase is completed until the software is available for general release. Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. We estimate the useful life of our capitalized software and amortize its value on a straight-line basis over that estimated life, which is estimated to be five years. If the actual life is shorter than our estimated useful life, we will amortize the remaining book value over the remaining useful life or the asset may be deemed to be impaired and, accordingly, a write-down of the value of the asset may be recorded as a charge to earnings. Upon the software's availability for general release, we commence amortization of the capitalized software costs on a module-by-module basis.
Software development, net was comprised of the following at March 31, 2020 and December 31, 2019:

(In thousands)	March 31, 2020	December 31, 2019
Software development costs	$921	$—
Less: accumulated amortization	(38)	—
Software development costs, net	$883	$—

7.     OTHER ACCRUED LIABILITIES
Other accrued liabilities was comprised of the following at March 31, 2020 and December 31, 2019:

(In thousands)	March 31, 2020	December 31, 2019
Salaries and benefits	$4,052	$6,946
Severance	128	329
Commissions	1,153	1,037
Self-insurance reserves	1,214	1,382
Other	595	529
Operating lease liabilities, current portion	1,572	1,544
Other accrued liabilities	$8,714	$11,767

8.     NET INCOME PER SHARE
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
The Company's unvested restricted stock awards (see Note 10) are considered participating securities under FASB Codification topic, Earnings Per Share, because they entitle holders to non-forfeitable rights to dividends until the awards vest or are forfeited. When a company has a security that qualifies as a "participating security," the Codification requires the use of the two-class method when computing basic EPS. The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In determining the amount of net income to allocate to common stockholders, income is allocated to both common stock and participating securities based on their respective weighted average shares outstanding for the period, with net income attributable to common stockholders ultimately equaling net income less net income attributable to participating securities. Diluted EPS for the Company's common stock is computed using the more dilutive of the two-class method or the treasury stock method.
The following is a calculation of the basic and diluted EPS for the Company's common stock, including a reconciliation between net income and net income attributable to common stockholders:

	Three Months Ended March 31,
(In thousands, except per share data)	2020	2019
Net income	$4,090	$3,444
Less: Net income attributable to participating securities	(134)	(130)
Net income attributable to common stockholders	$3,956	$3,314

Weighted average shares outstanding used in basic per common share computations	13,904	13,656
Add: Dilutive potential common shares	—	—
Weighted average shares outstanding used in diluted per common share computations	13,904	13,656

Basic EPS	$0.28	$0.24
Diluted EPS	$0.28	$0.24
During 2018, 2019 and 2020, performance share awards were granted to certain executive officers and key employees of the Company that will result in the issuance of time-vesting restricted stock if the predefined performance criteria are met. The awards provide for an aggregate target of 252,852 shares, none of which have been included in the calculation of diluted EPS for the three months ended March 31, 2020 because the related threshold award performance levels have not been achieved as of March 31, 2020. See Note 10 - Stock-Based Compensation for more information.

9.     INCOME TAXES
The Company determines the tax provision for interim periods using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.
Our effective tax rate for the three months ended March 31, 2020 and 2019, was a tax expense of 23%.

10.     STOCK-BASED COMPENSATION
Stock-based compensation expense is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee's or non-employee director's requisite service period.

The following table details total stock-based compensation expense for the three months ended March 31, 2020 and 2019, included in the condensed consolidated statements of income:

	Three Months Ended March 31,
(In thousands)	2020	2019
Costs of sales	$528	$531
Operating expenses	1,830	1,905
Pre-tax stock-based compensation expense	2,358	2,436
Less: income tax effect	(519)	(536)
Net stock-based compensation expense	$1,839	$1,900
The Company's stock-based compensation awards are in the form of restricted stock and performance share awards granted pursuant to the Company's 2012 Restricted Stock Plan for Non-Employee Directors, Amended and Restated 2014 Incentive Plan and 2019 Incentive Plan (the "Plans"). As of March 31, 2020, there was $13.6 million of unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the Plans, which is expected to be recognized over a weighted-average period of 2.0 years.
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
A summary of restricted stock activity (including shares of restricted stock issued pursuant to the settlement of performance share awards) under the Plans during the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Shares	Weighted-Average Grant Date Fair Value Per Share	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested restricted stock outstanding at beginning of period	525,859	$30.51	475,132	$32.00
Granted	136,771	26.16	133,936	30.89
Performance share awards settled through the issuance of restricted stock	19,678	30.15	138,566	29.80
Vested	(202,468)	30.20	(143,945)	33.81
Unvested restricted stock outstanding at end of period	479,840	$29.39	603,689	$30.82
Performance Share Awards
The Company granted performance share awards to executive officers and certain key employees under the Amended and Restated 2014 Incentive Plan prior to 2019 and under the 2019 Incentive Plan beginning in 2019. The number of shares of common stock earned and issuable under each award is determined at the end of a one-year or three-year performance period, based on the Company's achievement of performance goals predetermined by the Compensation Committee of the Board of Directors at the time of grant. The three-year performance share awards include a modifier to the total number of shares earned based on the Company's total shareholder return ("TSR") compared to an industry index. If certain levels of the performance objective are met, the award results in the issuance of shares of restricted stock or common stock corresponding to such level. One-year performance share awards are then subject to time-based vesting pursuant to which the shares of restricted stock vest in equal annual installments over the applicable vesting period, which is generally three years. Three-year performance share awards that result in the issuance of shares of common stock are not subject to time-based vesting at the conclusion of the three-year performance period.

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
A summary of performance share award activity under the Plans during the three months ended March 31, 2020 and 2019 is as follows, based on the target award amounts set forth in the performance share award agreements:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Shares	Weighted-Average Grant Date Fair Value Per Share	Shares	Weighted-Average Grant Date Fair Value Per Share
Performance share awards outstanding at beginning of period	200,709	$30.75	184,776	$30.15
Granted	107,298	26.96	—	—
Adjusted for actual performance, net of forfeitures	(35,477)	30.15	46,176	29.80
Performance share awards settled through the issuance of restricted stock	(19,678)	30.15	(138,566)	29.80
Performance share awards outstanding at end of period	252,852	$29.27	92,386	$30.50

11.     FINANCING RECEIVABLES
Short-Term Payment Plans
The Company provides fixed monthly payment arrangements ("short-term payment plans") over terms ranging from three to twelve months for meaningful use stage three and other add-on software installations. As a practical expedient, we do not adjust the amount of consideration recognized as revenue for the financing component as unearned income when we expect payment within one year or less. These receivables, included in the current portion of financing receivables, were comprised of the following at March 31, 2020 and December 31, 2019:

(In thousands)	March 31, 2020	December 31, 2019
Short-term payment plans, gross	$2,356	$2,361
Less: allowance for losses	(165)	(165)
Short-term payment plans, net	$2,191	$2,196

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
The components of these receivables were as follows at March 31, 2020 and December 31, 2019:

(In thousands)	March 31, 2020	December 31, 2019
Long-term financing arrangements, gross	$34,328	$34,483
Less: allowance for expected credit losses	(3,140)	(2,806)
Less: unearned income	(3,410)	(3,574)
Long-term financing arrangements, net	$27,778	$28,103
Future minimum payments to be received subsequent to March 31, 2020 are as follows:

(In thousands)
Years Ending December 31,
2020	$9,427
2021	10,806
2022	6,896
2023	4,038
2024	2,403
Thereafter	758
Total minimum payments to be received	34,328
Less: allowance for expected credit losses	(3,140)
Less: unearned income	(3,410)
Receivables, net	$27,778

Credit Quality of Financing Receivables and Allowance for Expected Credit Losses
The following table is a roll-forward of the allowance for expected credit losses for the three months ended March 31, 2020 and year ended December 31, 2019:

(In thousands)	Balance at Beginning of Period	Provision	Charge-offs	Recoveries	Balance at End of Period
March 31, 2020	$2,971	$334	$—	$—	$3,305
December 31, 2019	$2,567	$970	$(566)	$—	$2,971
The Company’s financing receivables are comprised of a single portfolio segment, as the balances are all derived from short-term payment plan arrangements and long-term financing arrangements within our target market of community hospitals. The Company evaluates the credit quality of its financing receivables based on a combination of factors, including, but not limited to, customer collection experience, current and future economic conditions, the customer’s financial condition, and known risk characteristics impacting the respective customer base of community hospitals, the most notable of which relate to enacted and potential changes in Medicare and Medicaid reimbursement rates as community hospitals typically generate a significant portion of their revenues and related cash flows from beneficiaries of these programs. In addition to specific account identification, the Company utilizes historical collection experience to establish the allowance for expected credit losses. Financing receivables are written off only after the Company has exhausted all collection efforts.

Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. To facilitate customer collection and credit monitoring efforts, financing receivable amounts are invoiced and reclassified to trade accounts receivable when they become due, with all invoiced amounts placed on nonaccrual status. As a result, all past due amounts related to the Company’s financing receivables are included in trade accounts receivable in the accompanying condensed consolidated balance sheets. The following is an analysis of the age of financing receivables amounts (excluding short-term payment plans) that have been reclassified to trade accounts receivable and were past due as of March 31, 2020 and December 31, 2019:

(In thousands)	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due
March 31, 2020	$1,401	$352	$257	$2,010
December 31, 2019	$1,480	$150	$207	$1,837
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
Because amounts are reclassified to trade accounts receivable when they become due, there are no past due amounts included within financing receivables, current portion, net or financing receivables, net of current portion in the accompanying condensed consolidated balance sheets.
The Company utilizes an aging of trade accounts receivable as the primary credit quality indicator for its financing receivables, which is facilitated by the reclassification of customer payment amounts to trade accounts receivable when they become due. The table below categorizes customer financing receivable balances (excluding short-term payment plans) based on the age of the oldest payment outstanding that has been reclassified to trade accounts receivable:

(In thousands)	March 31, 2020	December 31, 2019
Stratification of uninvoiced client financing receivables based on aging of related trade accounts receivable:
Uninvoiced client financing receivables related to trade accounts receivable that are 1 to 90 Days Past Due	$15,705	$18,015
Uninvoiced client financing receivables related to trade accounts receivable that are 91 to 180 Days Past Due	2,893	2,136
Uninvoiced client financing receivables related to trade accounts receivable that are 181 + Days Past Due	3,455	1,972
Total uninvoiced client financing receivables balances of clients with a trade accounts receivable	$22,053	$22,123
Total uninvoiced client financing receivables of clients with no related trade accounts receivable	8,865	8,786
Total financing receivables with contractual maturities of one year or less	2,356	2,361
Less: allowance for expected credit losses	(3,305)	(2,971)
Total financing receivables	$29,969	$30,299

12.  INTANGIBLE ASSETS AND GOODWILL
Our purchased definite-lived intangible assets as of March 31, 2020 and December 31, 2019 are summarized as follows:

(In thousands)	Customer Relationships	Trademark	Developed Technology	Total
Gross carrying amount as of December 31, 2018	$82,300	$10,900	$24,100	$117,300
Intangible assets acquired for year ended December 31, 2019	2,070	220	5,600	7,890
Accumulated amortization as of December 31, 2019	(26,456)	(3,449)	(12,175)	(42,080)
Net intangible assets as of December 31, 2019	$57,914	$7,671	$17,525	$83,110

Gross carrying amount as of March 31, 2020	$84,370	$11,120	$29,700	$125,190
Net intangible assets as of December 31, 2019	57,914	7,671	17,525	83,110
Amortization expenses as of March 31, 2020	(1,800)	(212)	(854)	(2,866)
Net intangible assets as of March 31, 2020	$56,114	$7,459	$16,671	$80,244
Weighted average remaining years of useful life	9	12	5	9

The following table represents the remaining amortization of definite-lived intangible assets as of March 31, 2020:

(In thousands)
For the year ended December 31,
2020	$8,555
2021	11,003
2022	10,904
2022	10,904
2024	9,681
Thereafter	29,197
Total	$80,244
The following table sets forth the change in the carrying amount of goodwill by segment for the three months ended March 31, 2020:

(In thousands)	Acute Care EHR	Post-acute Care EHR	TruBridge	Total
Balance as of December 31, 2019	$97,095	$29,570	$23,551	$150,216
Balance as of March 31, 2020	$97,095	$29,570	$23,551	$150,216
Goodwill is evaluated for impairment annually on October 1, or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist.

13.  LONG-TERM DEBT
Long-term debt was comprised of the following at March 31, 2020 and December 31, 2019:

(In thousands)	March 31, 2020	December 31, 2019
Term loan facility	$86,630	$88,823
Revolving credit facility	16,000	20,000
Debt obligations	102,630	108,823
Less: unamortized debt issuance costs	(875)	(960)
Debt obligation, net	101,755	107,863
Less: current portion	(8,430)	(8,430)
Long-term debt	$93,325	$99,433

As of March 31, 2020, the carrying value of debt approximated the fair value due to the variable interest rate, which reflected the market rate.
Credit Agreement
In conjunction with our acquisition of HHI in January 2016, we entered into a syndicated credit agreement with Regions Bank ("Regions") serving as administrative agent, which provided for a $125 million term loan facility and a $50 million revolving credit facility. On February 8, 2018, we entered into a Third Amendment to the credit agreement that increased the aggregate principal amount of our credit facilities from $162 million to $167 million, which includes a $117 million term loan facility and a $50 million revolving credit facility.
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
Anticipated annual future maturities of the term loan facility and revolving credit facility are as follows as of March 31, 2020:

(In thousands)
2020	$6,581
2021	9,506
2022	86,543
2023	—
2024	—
Thereafter	—
$102,630
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
The credit agreement, as amended by the Third Amendment, provides incremental facility capacity of $50 million, subject to certain conditions. The credit agreement includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. The credit agreement requires the Company to maintain a minimum fixed charge coverage ratio of 1.25:1.00 throughout the duration of such agreement. Under the credit agreement, the Company is required to comply with a maximum consolidated leverage ratio of 3.50:1.00. The credit agreement also contains customary representations and warranties, affirmative covenants and events of default. We believe that we were in compliance with the covenants contained in the credit agreement as of March 31, 2020.

The credit agreement requires the Company to mandatorily prepay the credit facilities with 50% of excess cash flow (minus certain specified other payments). The Company is permitted to voluntarily prepay the credit facilities at any time without penalty, subject to customary “breakage” costs with respect to prepayments of LIBOR rate loans made on a day other than the last day of any applicable interest period. The excess cash flow mandatory prepayment requirement under the credit agreement resulted in a $7.0 million prepayment on the term loan facility during the first quarter of 2019 related to excess cash flow generated by the Company during 2018. An excess cash flow prepayment was not required during the first quarter of 2020.

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
Supplemental balance sheet information related to operating leases was as follows:

(In thousands)	March 31, 2020
Operating lease assets:
Operating lease assets	$7,522
Operating lease liabilities:
Other accrued liabilities	$1,572
Operating lease liabilities, net of current portion	5,950
Total operating lease liabilities	$7,522
Weighted average remaining lease term in years	7
Weighted average discount rate	5.1%
Because our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. We used the incremental borrowing rate on January 1, 2019, for operating leases that commenced prior to that date.
The future minimum lease payments payable under these operating leases subsequent to March 31, 2020 are as follows:

(In thousands)
2020	$1,177
2021	1,518
2022	1,436
2023	1,363
2024	980
Thereafter	2,383
Total lease payments	8,857
Less imputed interest	(1,335)
Total	$7,522
Total rent expense for the three months ended March 31, 2020 and 2019 was $0.4 million and $0.6 million, respectively.
Total cash paid for amounts included in the measurement of lease liabilities within operating cash flows from operating leases for the three months ended March 31, 2020 was $0.4 million.
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
As of March 31, 2020 and December 31, 2019, we did not have any instruments that require fair value measurement.

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
The following table presents a summary of the revenues and gross profits of our three operating segments for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(In thousands)	2020	2019
Revenues:
Acute Care EHR
Recurring revenue	$26,438	$27,389
Non-recurring revenue	10,077	10,059
Total Acute Care EHR revenue	36,515	37,448
Post-acute Care EHR
Recurring revenue	4,134	4,478
Non-recurring revenue	537	1,321
Total Post-acute Care EHR revenue	4,671	5,799
TruBridge	28,571	25,894
Total revenues	$69,757	$69,141

Cost of sales:
Acute Care EHR	$17,259	$17,066
Post-acute Care EHR	1,328	1,271
TruBridge	15,057	13,689
Total cost of sales	$33,644	$32,026

Gross profit:
Acute Care EHR	$19,256	$20,382
Post-acute Care EHR	3,343	4,528
TruBridge	13,514	12,205
Total gross profit	$36,113	$37,115

Corporate operating expenses	$(29,981)	$(31,067)
Other income	362	248
Interest expense	(1,179)	(1,804)
Income before taxes	$5,315	$4,492

18.     SUBSEQUENT EVENTS
Dividends
On May 5, 2020, the Company announced a dividend for the second quarter of 2020 in the amount of $0.10 per share, payable on May 29, 2020, to stockholders of record as of the close of business on May 15, 2020.
COVID-19
The COVID-19 pandemic has caused, and is continuing to cause, severe economic, market and other disruptions to the U.S. and global economies. Although the pandemic had a muted impact on our results for the first quarter of 2020 and financial condition as of March 31, 2020, the Company began experiencing increasingly adverse business conditions beginning in the latter half of March and through the date of this report. Most notably:
•Travel restrictions and social distancing protocols have created an additional challenge to our on-site implementation and sales teams. Although we have shown success with remote implementation models and our sales representatives are engaging in remote contact with existing customers and prospects, we expect these restrictions and protocols to have an incrementally negative impact on implementation revenues and new sales generation.
•Patient volumes at our client hospitals have experienced a severe decline from historical levels. As the overwhelming majority of TruBridge revenues are directly or indirectly correlated with client patient volumes, we expect these reduced patient volumes to negatively impact our related revenues.
•Although we have experienced no notable disruption to our operating cash flows through the date of this report, we currently expect that the aforementioned limitations on travel and decreased client patient volumes will ultimately result in decreased cash collections from our customers as long as these conditions persist. These decreases in cash collections could be further negatively impacted by the amount and extent to which the pandemic impacts the financial condition and liquidity of our customers.
At this time, the Company is uncertain of the potential full magnitude or duration of the business and economic impacts from the unprecedented public health efforts to contain and combat the spread of COVID-19, and while the extent to which the COVID-19 pandemic impacts the Company’s results will depend on future developments, the outbreak could result in a material impact to the Company’s future financial position, results of operations, cash flows and liquidity.

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

This discussion and analysis contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified generally by the use of forward-looking terminology and words such as "expects," "anticipates," "estimates," "believes," "predicts," "intends," "plans," "potential," "may," "continue," "should," "will" and words of comparable meaning. Without limiting the generality of the preceding statement, all statements in this report relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and future financial results are forward-looking statements. We caution investors that any such forward-looking statements are only predictions and are not guarantees of future performance. Certain risks, uncertainties and other factors may cause actual results to differ materially from those projected in the forward-looking statements. Such factors may include:
•the impact of COVID-19 and related economic disruptions could materially affect our revenue, gross margin and income, as well as our financial position and/or liquidity;
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
Additional information concerning these and other factors that could cause differences between forward-looking statements and future actual results is discussed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
See Note 17 to the condensed consolidated financial statements included herein for additional information on our three reportable segments.
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
For customers electing to purchase our technology solutions under a perpetual license, we have historically made financing arrangements available on a case-by-case basis, depending on the various aspects of the proposed contract and customer attributes. These financing arrangements continue to comprise the majority of our perpetual license installations, and include short-term payment plans and longer-term lease financing through us or third-party financing companies. During 2018, total financing receivables increased dramatically and had a significant impact on operating cash flows. This increase in financing arrangements was primarily due to two reasons. First, meaningful use stage 3 (“MU3”) installations are primarily financed through short-term payment plans and demand for such installations increased significantly in late 2017. Second, competitor financing options, primarily through accounts receivable management collections and Cloud EHR arrangements, have applied pressure to reduce initial customer capital investment requirements for new EHR installations, leading to the offering of long-term lease options. In 2019, we experienced a modest reduction in total financing receivables due to the natural exhaustion of the MU3 opportunity and the aforementioned dramatic shift in license preferences towards SaaS arrangements, the former of which also resulted in a positive impact to operating cash flows. We expect financing receivables to continue to decrease during 2020, with a corresponding beneficial impact to operating cash flows, as the trends related to MU3 purchases and SaaS arrangements continue.
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
COVID-19
The impacts of COVID-19 and related economic conditions on the Company’s results are highly uncertain and outside the Company’s control. The scope, duration and magnitude of the direct and indirect effects of COVID-19 are evolving rapidly in ways that are difficult or impossible to anticipate. In addition, because COVID-19 did not begin to affect the Company’s financial results until late in the first quarter of 2020, its impact on the Company’s results in the first quarter of 2020 is not indicative of its impact on the Company’s results for the remainder of 2020. For additional information on the risks posed by COVID-19, see “The impact of COVID-19 and related economic disruptions could materially affect our revenue, gross margin and income, as well as our financial position and/or liquidity" included in “Part II-Item 1A-Risks Factors” in this Quarterly Report on Form 10-Q.
As a result of COVID-19, community hospital patient volume in the United States and other countries around the world have rapidly deteriorated. The decreased levels of our hospital clients' patient volumes will negatively impact our revenues, gross margins, and income for our TruBridge service offerings. We also expect that new EHR system installations will be negatively impacted by restrictive travel and social distancing protocols. The Company began to experience this impact in March 2020 and expects it to persist and be more significant in the second and third quarters of 2020. The Company expects these impacts to continue for the remainder of 2020 and beyond, but the degree of the impact will depend on the ability of our community hospital clients to return to normal operations and patient volume. We believe that COVID-19 has impacted, and will continue to impact, our business results in the following additional areas:
•Bookings – A decline in new business bookings as certain client purchasing decisions and projects are delayed to focus on treating patients, procuring necessary medical supplies, and managing their organization through this crisis. This decline in bookings flow through to reduced backlog and lower subsequent revenue.
•TruBridge Revenues - Decreased levels of patient volume within our community hospital client base will negatively impact our revenues for our TruBridge service offerings as the overwhelming majority of TruBridge revenues are directly or indirectly correlated with client patient volumes. This decline in revenues will have a negative impact on gross margins and income.
•Associate productivity – A decline in associate productivity, primarily for our implementation personnel, as a large amount of work is typically done at client sites, which is being impacted by travel restrictions and our clients’ focus on the pandemic. Our clients’ focus on the pandemic has also led to pauses on existing projects and postponed start dates for others, which translates into lower implementation revenues, gross margin and income. We are mitigating this by doing more work remotely than we have in the past, but we cannot fully offset the negative impact.
•Travel – Associate travel restrictions reduce client-related travel, which reduces reimbursed travel revenues and lowers our costs of sales as a percent of revenues. Such restrictions also reduce non-reimbursable travel, which lowers operating expenses.
•Cash collections – A delay in client cash collections due to COVID-19’s impact on national reimbursement processes, and client focus on managing their own organizations’ liquidity during this time, could impact our cash collections. The federal government has allocated unprecedented resources specifically designed to assist healthcare providers with their operating and capital needs during the pandemic, allocating a total of $175 billion through the Coronavirus Aid,

Relief, and Economic Security (CARES) Act Provider Relief Fund. Further, $10 billion has been specifically targeted for rural providers, which is of particular interest to our client base, which is comprised mostly of non-urban community hospitals. Of this $10 billion, the average rural hospital is expected to receive a total of approximately $3.6 million in direct financial relief. While these funds certainly help mitigate the financial pressures our clients face, the clinical and operational challenges remain immense and are likely to cause certain of our customers to more aggressively manage cash resources in order to preserve liquidity, resulting in uncharacteristic aging of our trade accounts receivable. This would translate to lower cash flows from operating activities. Lower cash flows from operating activities may impact how we execute under our capital allocation strategy and may adversely affect our financial condition.
Results of Operations
During the three months ended March 31, 2020, we generated revenues of $69.8 million from the sale of our products and services, compared to $69.1 million during the three months ended March 31, 2019, an increase of 1% that is primarily attributed to continued TruBridge client growth. We view sales of TruBridge solutions within our existing EHR client base as our leading performance indicator. Our net income for the three months ended March 31, 2020 increased by $0.6 million to $4.1 million from the three months ended March 31, 2019, primarily as of result of decreased long-term debt interest. Net cash provided by operating activities decreased slightly by $0.3 million during the three months ended March 31, 2019 to $7.6 million during the three months ended March 31, 2020, primarily due to changes in working capital.

The following table sets forth certain items included in our results of operations for the three months ended March 31, 2020 and 2019, expressed as a percentage of our total revenues for these periods:

	Three Months Ended March 31,
	2020		2019
(In thousands)	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
System sales and support:
Acute Care EHR	$36,515	52.3%	$37,448	54.2%
Post-acute Care EHR	4,671	6.7%	5,799	8.4%
Total System sales and support	41,186	59.0%	43,247	62.5%
TruBridge	28,571	41.0%	25,894	37.5%
Total sales revenues	69,757	100.0%	69,141	100.0%
Costs of sales:
System sales and support:
Acute Care EHR	17,259	24.7%	17,066	24.7%
Post-acute Care EHR	1,328	1.9%	1,271	1.8%
Total System sales and support	18,587	26.6%	18,337	26.5%
TruBridge	15,057	21.6%	13,689	19.8%
Total costs of sales	33,644	48.2%	32,026	46.3%
Gross profit	36,113	51.8%	37,115	53.7%
Operating expenses:
Product development	8,271	11.9%	9,228	13.3%
Sales and marketing	6,997	10.0%	7,492	10.8%
General and administrative	11,847	17.0%	11,824	17.1%
Amortization of acquisition-related intangibles	2,866	4.1%	2,523	3.6%
Total operating expenses	29,981	43.0%	31,067	44.9%
Operating income	6,132	8.8%	6,048	8.7%
Other income (expense):
Other income	362	0.5%	248	0.4%
Interest expense	(1,179)	(1.7)%	(1,804)	(2.6)%
Total other income (expense)	(817)	(1.2)%	(1,556)	(2.3)%
Income before taxes	5,315	7.6%	4,492	6.5%
Provision for income taxes	1,225	1.8%	1,048	1.5%
Net income	$4,090	5.9%	$3,444	5.0%

Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019
Revenues. Total revenues for the three months ended March 31, 2020 increased by $0.6 million, or 1%, compared to the three months ended March 31, 2019.

System sales and support revenues decreased by $2.1 million, or 5%, compared to the first quarter of 2019. System sales and support revenues were comprised of the following during the respective periods:

	Three Months Ended March 31,
(In thousands)	2020	2019
Recurring system sales and support revenues (1)
Acute Care EHR	$26,438	$27,389
Post-acute Care EHR	4,134	4,478
Total recurring system sales and support revenues	30,572	31,867
Non-recurring system sales and support revenues (2)
Acute Care EHR	10,077	10,059
Post-acute Care EHR	537	1,321
Total non-recurring system sales and support revenues	10,614	11,380
Total system sales and support revenue	$41,186	$43,247

(1) Mostly comprised of support and maintenance, third-party subscriptions, and SaaS revenues.

(2) Mostly comprised of installation revenues from the sale of our acute care and post-acute care EHR solutions and related applications under a perpetual (non-subscription) licensing model.
Recurring system sales and support revenues decreased by $1.3 million, or 4%, compared to the first quarter of 2019. Acute Care EHR recurring revenues decreased by $1.0 million, or 3%, as attrition from the Thrive and Centriq customer base outweighed new Thrive customer growth and additional support fees. Post-acute Care EHR recurring revenues decreased by $0.3 million, or 8%, due to attrition attributed to an aggressive competitive environment as we make technological improvements to the AHT product line.
Non-recurring system sales and support revenues decreased by $0.8 million, or 7%. Acute Care EHR non-recurring revenues were relatively flat. We installed our Acute Care EHR solutions at nine new hospital clients during the first quarter of 2020 (eight of which were under a SaaS arrangement, resulting in revenue being recognized ratably over the contract term) compared to five new hospital clients during the first quarter of 2019 (one under a SaaS arrangement). Acute Care EHR revenues from new system implementations increased by $3.0 million, but were primarily offset by a $2.4 million decrease in MU3 installation revenue as the 2019 year-end deadline for compliance has passed. In addition, other add-on sales and non-recurring revenue decreased by $0.6 million. Non-recurring Post-acute Care EHR revenues decreased by $0.8 million, or 59%, in the first quarter of 2020, as installation bookings have weakened as we continue our ongoing product releases and efforts to make technological improvements to the AHT product line.
TruBridge revenues increased by 10%, or $2.7 million, compared to the first quarter of 2019. Our hospital clients operate in an environment typified by rising costs and increased complexity and are increasingly seeking to alleviate themselves of the ever-increasing administrative burden of operating their own business office functions. Most notably, an expanded customer base for our accounts receivable management services resulted in a revenue increase of $1.1 million, or 12%. Additionally, continued increasing demand for hosting services resulted in an increase of $0.3 million, or 11%, in our IT management services revenues. Get Real Health, which was acquired during the second quarter of 2019, contributed $1.3 million to TruBridge revenue during the first quarter of 2020.
Costs of Sales. Total costs of sales increased by 5%, or $1.6 million, compared to the first quarter of 2019. As a percentage of total revenues, costs of sales were 48% of revenues in the first quarter of 2020 compared to 46% of revenues in the first quarter of 2019.
Costs of Acute Care EHR system sales and support increased by $0.2 million, or 1%, compared to the first quarter of 2019, primarily due to increases of $0.4 million in third-party software costs and $0.5 million in travel and other costs due to increased installation activity. These increases were partially offset by a decrease of $0.3 million in payroll and $0.4 million in hardware costs. Gross margin on Acute Care EHR system sales and support decreased to 53% in the first quarter of 2020, compared to 54% in the first quarter of 2019.
Costs of Post-acute Care EHR system sales and support increased by $0.1 million, or 4%, compared to the first quarter of 2019, as we had incremental increases in payroll and hardware. The gross margin on Post-acute Care EHR system sales and support decreased to 72% in the first quarter of 2020, compared to 78% in the first quarter of 2019.

Our costs associated with TruBridge sales and support increased by 10%, or $1.4 million, compared to the first quarter of 2019. The primary driver was a payroll increase of $1.1 million as demand for our ARMs service increases. Get Real Health, acquired in the second quarter of 2019, contributed $0.3 million in TruBridge costs of sales during the first quarter of 2020. The gross margin on these services remained flat at 47% in the first quarter of 2020 and 2019.
Product Development. Product development expenses consist primarily of compensation and other employee-related costs (including stock-based compensation) and infrastructure costs incurred, but not capitalized, for new product development and product enhancements. Product development costs decreased by $1.0 million, or 10%, compared to the first quarter of 2019, primarily due to a decrease in payroll of $0.5 million, with an additional $0.9 million of payroll capitalized for software development. Get Real Health contributed $0.6 million in expenses during the first quarter of 2020.
Sales and Marketing. Sales and marketing expenses decreased by 7%, or $0.5 million, compared to the first quarter of 2019, primarily due to decreases in payroll costs of $0.1 million, travel costs of $0.2 million, and general marketing spend of $0.2 million. Get Real Health contributed $0.1 million in sales and marketing costs during the first quarter of 2020.
General and Administrative. General and administrative expenses remained flat compared to the first quarter of 2019. Most notably, we saw a $1.0 million decrease in non-recurring transaction-related costs resulting from the the GRH acquisition and other strategic initiatives which we incurred during the first quarter of 2019. These costs were primarily offset by an increase of $0.7 million in employee health costs, along with $0.4 million contributed by Get Real Health in general and administrative costs during the first quarter of 2020.
Amortization of Acquisition-Related Intangibles. Amortization expense associated with acquisition-related intangible assets increased by $0.3 million, compared to the first quarter of 2019, due to the inclusion of Get Real Health intangibles.
Total Operating Expenses. As a percentage of total revenues, total operating expenses decreased to 43% of revenues in the first quarter of 2020, compared to 45% in the first quarter of 2019.
Total Other Income (Expense). Total other income (expense) decreased from expense of $1.6 million during the first quarter of 2019 to expense of $0.8 million during the first quarter of 2020, primarily as our long-term debt and accompanying interest rate have both decreased from the first quarter of 2019.
Income Before Taxes. As a result of the foregoing factors, income before taxes increased by $0.8 million, compared to the first quarter of 2019.
Provision for Income Taxes. Our effective tax rate for the three months ended March 31 2020 and 2019, was a tax expense of 23%.
Net Income. Net income for the three months ended March 31, 2020 increased by $0.6 million to $4.1 million, or $0.28 per basic and diluted share, compared with net income of $3.4 million, or $0.24 per basic and diluted share, for the three months ended March 31, 2019. Net income represented 6% of revenue for the three months ended March 31, 2020, compared to 5% of revenue for the three months ended March 31, 2019.
Liquidity and Capital Resources
The Company’s liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during the first quarter of 2020. For further discussion regarding the potential future impacts of COVID-19 and related economic conditions on the Company’s liquidity and capital resources, see “COVID-19” in this Management's Discussion and Analysis of Financial Condition and Results of Operations and “Part II-Item 1A-Risk Factors” below.
Sources of Liquidity
As of March 31, 2020, our principal sources of liquidity consisted of cash and cash equivalents of $4.3 million and our remaining borrowing capacity under the revolving credit facility of $34.0 million, compared to $7.4 million of cash and cash equivalents and $30.0 million of remaining borrowing capacity under the revolving credit facility as of December 31, 2019. In conjunction with our acquisition of HHI in January 2016, we entered into the syndicated credit agreement which provided for a $125 million term loan facility and a $50 million revolving credit facility. On February 8, 2018, the Company entered into the Third Amendment to the credit agreement to increase the aggregate principal amount of the credit facilities from $162 million to $167 million, which includes a $117 million term loan facility and a $50 million revolving credit facility.
As of March 31, 2020, we had $102.6 million in principal amount of indebtedness outstanding under the credit facilities. We believe that our cash and cash equivalents of $4.3 million as of March 31, 2020, the future operating cash flows of the combined entity, and our remaining borrowing capacity under the revolving credit facility of $34.0 million as of March 31,

2020, taken together, provide adequate resources to fund ongoing cash requirements for the next twelve months. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of filing of this Form 10-Q. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.
Operating Cash Flow Activities
Net cash provided by operating activities decreased by $0.3 million, from $7.9 million provided by operations for the three months ended March 31, 2019 to $7.6 million provided by operations for the three months ended March 31, 2020. The decrease in cash flows provided from operations is primarily due to changes in working capital, partially offset by greater net income during the first three months of 2020. Working capital was a net use of cash during the first three months of 2019 in the amount of $3.0 million, compared to a net use of cash during the first three months of 2020 of $4.3 million.
Investing Cash Flow Activities
Net cash used in investing activities increased by $2.6 million, with $3.0 million used in the three months ended March 31, 2020 compared to $0.5 million used during the three months ended March 31, 2019. The first three months of 2020 included $0.9 million in capitalized software development costs compared to none during the first three months of 2019.We do not anticipate the need for significant capital expenditures during the remainder of 2020.
Financing Cash Flow Activities
During the three months ended March 31, 2020, our financing activities used net cash of $7.6 million, as we paid a net $6.2 million in long-term debt principal and declared and paid dividends in the amount of $1.4 million. During the three months ended March 31, 2019, we made a $7.0 million prepayment on the term loan facility in accordance with the excess cash flow mandatory prepayment requirements of the credit agreement. Financing cash flow activities used $8.7 million during the three months ended March 31, 2019, primarily due to $7.1 million net paid in long-term debt principal and $1.4 million cash paid in dividends.
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
Credit Agreement
As of March 31, 2020, we had $86.6 million in principal amount outstanding under the term loan facility and $16.0 million in principal amount outstanding under the revolving credit facility. Each of the credit facilities continues to bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted LIBOR rate for the relevant interest period, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate plus one percent per annum, or (3) a combination of (1) and (2). The applicable margin range for LIBOR loans and the letter of credit fee ranges from 2.0% to 3.5%. The applicable margin range for base rate loans ranges from 1.0% to 2.5%, in each case based on the Company's consolidated leverage ratio.
Principal payments with respect to the term loan facility are due on the last day of each fiscal quarter beginning December 31, 2017, with quarterly principal payments of approximately $1.5 million through September 30, 2019, approximately $2.2 million through September 30, 2021 and approximately $2.9 million through September 30, 2022, with maturity on October 13, 2022 or such earlier date as the obligations under the credit agreement become due and payable pursuant to the terms of the credit agreement. Any principal outstanding under the revolving credit facility is due and payable on the amended maturity date.
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

The credit agreement, as amended by the Third Amendment, provides incremental facility capacity of $50 million, subject to certain conditions. The credit agreement includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. The credit agreement requires the Company to maintain a minimum fixed charge coverage ratio of 1.25:1.00 throughout the duration of such agreement. Under the credit agreement, the Company is required to comply with a maximum consolidated leverage ratio of 3.50:1.00. The credit agreement also contains customary representations and warranties, affirmative covenants and events of default. We believe that we were in compliance with the covenants contained in the credit agreement as of March 31, 2020.
The credit agreement requires the Company to mandatorily prepay the credit facilities with 50% of excess cash flow (minus certain specified other payments). This mandatory prepayment requirement is applicable only if the Company's consolidated leverage ratio exceeds 2.50:1.00. The Company is permitted to voluntarily prepay the credit facilities at any time without penalty, subject to customary “breakage” costs with respect to prepayments of LIBOR rate loans made on a day other than the last day of any applicable interest period. The excess cash flow mandatory prepayment requirement under the credit agreement resulted in a $7.0 million prepayment on the term loan facility during the first quarter of 2019 related to excess cash flow generated by the Company during 2018. An excess cash flow prepayment was not required during the first quarter of 2020.
Backlog
Backlog consists of revenues we reasonably expect to recognize over the next twelve months under all existing contracts, including those with remaining performance obligations that have original expected durations of one year or less and those with fees that are variable in which we estimate future revenues. The revenues to be recognized may relate to a combination of one-time fees for system sales and recurring fees for support and maintenance and TruBridge services. As of March 31, 2020, we had a twelve-month backlog of approximately $12 million in connection with non-recurring system purchases and approximately $234 million in connection with recurring payments under support and maintenance, Cloud EHR contracts, and TruBridge services. As of March 31, 2019, we had a twelve-month backlog of approximately $17 million in connection with non-recurring system purchases and approximately $227 million in connection with recurring payments under support and maintenance and TruBridge services.
Bookings
Bookings is a key operational metric used by management to assess the relative success of our sales generation efforts, and were as follows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(In thousands)	2020	2019
System sales and support (1)
Acute Care EHR	$8,919	$8,285
Post-acute Care EHR	913	1,431
Total system sales and support	9,832	9,716

TruBridge (2)	9,511	4,228

Total bookings	$19,343	$13,944

(1) Generally calculated as the total contract price (for system sales) and annualized contract value (for support).
(2) Generally calculated as the total contract price (for non-recurring, project-related amounts) and annualized contract value (for recurring amounts).
Acute Care EHR bookings in the first quarter of 2020 increased by $0.6 million, or 8%, over the first quarter of 2019, mostly propelled by increased demand for new EHR installations. Acute Care EHR new installation bookings increased $2.2 million compared to the first three months of 2019. This increase was partially offset by a $0.5 million decrease in MU3 related add-on sales and a $1.1 million decrease in other EHR add-on sales compared to the first quarter of 2019.

Post-acute Care EHR bookings in the first quarter of 2020 decreased by $0.5 million, or 36%, from the first quarter of 2019 as bookings have weakened as we continue our ongoing product releases and efforts to make technological improvements to the AHT product line.

TruBridge bookings in the first quarter of 2020 increased by $5.3 million, or 125%, over the first quarter of 2019, mostly due to our recently-introduced initiative to expand our TruBridge footprint outside of our traditional EHR customer base, resulting in significant client wins.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements, as defined by Item 303(a)(4) of SEC Regulation S-K, as of March 31, 2020.
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
In our Annual Report on Form 10-K for the year ended December 31, 2019, we identified our critical accounting polices related to revenue recognition, allowance for doubtful accounts, allowance for credit losses, and estimates. There have been no significant changes to these critical accounting policies during the three months ended March 31, 2020.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk relates primarily to the potential change in the British Bankers Association London Interbank Offered Rate ("LIBOR"). We had $102.6 million of outstanding borrowings under our credit facilities with Regions Bank at March 31, 2020. The term loan facility and revolving credit facility bear interest at a rate per annum equal to an applicable margin plus (1) the Adjusted LIBOR rate for the relevant interest period, (2) an alternate base rate determined by reference to the greatest of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate plus one percent per annum, or (3) a combination of (1) and (2). Accordingly, we are exposed to fluctuations in interest rates on borrowings under the credit facilities. A one hundred basis point change in interest rate on our borrowings outstanding as of March 31, 2020 would result in a change in interest expense of approximately $1.0 million annually.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
From time to time, we are involved in routine litigation that arises in the ordinary course of business. We are not currently involved in any claims outside the ordinary course of business that are material to our financial condition or results of operations.

Item 1A.	Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or operating results. Other than as described below, there have been no material changes to the risk factors disclosed in Part I-Item 1A of the Company’s 2019 Annual Report.
The impact of COVID-19 and related economic disruptions could materially affect our revenue, gross margin and income, as well as our financial position and/or liquidity.

Beginning in March 2020, the global pandemic related to the novel coronavirus COVID-19 began to impact the global economy and our results of operations. Because of the size and breadth of this pandemic, all of the direct and indirect consequences of COVID-19 are not yet known and may not emerge for some time. Risks presented by the ongoing effects of COVID-19 include the following:
•Revenues, Gross Margins and Income. We expect that the impact of COVID-19 on our community hospital client base, and the related decrease in patient volumes, will negatively impact our variable revenues, gross margins and income driven by collection volume. We also expect that new EHR system installations will be negatively impacted by restrictive travel and social distancing protocols. We began to experience this impact in March 2020 and expect it to persist and be more significant in the second and third quarters of 2020. The Company expects these impacts to continue for the remainder of 2020 and beyond, but the degree of the impact will depend on the ability of our community hospital clients to return to normal operations and patient volume. In addition, although we have experienced no notable disruption to our operating cash flows through the date of this report, we currently expect that the aforementioned limitations on travel and decreased client patient volumes will ultimately result in decreased cash collections from our customers as long as these conditions persist. For further discussion, see “Failure to maintain our margins and services rates for implementation services could have a material adverse effect on our operating performance and financial conditions” in the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2019.
•Adverse Legislative and/or Regulatory Action. Federal, state and local government actions to address and contain the impact of COVID-19 may adversely affect us. For further discussion, see “There is significant uncertainty in the healthcare industry, both as a result of recently enacted legislation and changing government regulation, which may have a material adverse impact on the businesses of our hospital clients and ultimately on our business, financial condition and results of operations” in the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2019.
•Operational Disruptions and Heightened Cybersecurity Risks. Our operations could be disrupted if key members of our senior management or a significant percentage of our workforce or the workforce of our client community hospitals are unable to work because of illness, government directives or otherwise. Having shifted to remote working arrangements, we also face a heightened risk of cybersecurity attacks or data security incidents and are more dependent on the internet and telecommunications access and capabilities. For further discussion, see “Breaches of security and viruses in our systems could result in client claims against us and harm to our reputation causing us to incur expenses and/or lose clients” in the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2019.
The extent to which the COVID-19 pandemic will impact our financial condition and results of operations will depend on future developments, which are highly uncertain and difficult to predict, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may experience material adverse impacts to our business as a result of the global or U.S. economic impact and any recession that has occurred or may occur in the future. There are no comparable recent events that provided guidance as to effect the COVID-19 pandemic may have, and, as a result, the ultimate impact of the pandemic on our operations and financial results is highly uncertain and subject to change.
Additionally, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price and may adversely impact our ability to access capital, at all or on reasonable terms. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described under “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3 to CPSI’s Current Report on Form 8-K dated October 28, 2013 and incorporated herein by reference)

3.3	Amendment to Amended and Restated Bylaws (filed as Exhibit 3.1 to CPSI's Current Report on Form 8-K dated January 22, 2019 and incorporated herein by reference)

10.1	Form of Non-Employee Director Restricted Stock Award Agreement Under the 2019 Incentive Plan

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Form 10-Q for the period ended March 31, 2020

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER PROGRAMS AND SYSTEMS, INC.

May 5, 2020	By:	/s/ J. Boyd Douglas
J. Boyd Douglas
President and Chief Executive Officer

May 5, 2020	By:	/s/ Matt J. Chambless
Matt J. Chambless
Chief Financial Officer