Form 10-Q
period 2020-06-30
COMPUTER PROGRAMS & SYSTEMS INC
filed 2020-08-06
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 4, 2020, there were 14,512,105 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.
Quarterly Report on Form 10-Q
(For the three and six months ended June 30, 2020)

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$18,668	$7,357
Accounts receivable (net of allowance for expected credit losses of $1,668 and $2,078, respectively)	32,159	38,819
Financing receivables, current portion, net (net of allowance for expected credit losses of $128 and $165, respectively)	11,605	12,032
Inventories	1,607	1,426
Prepaid income taxes	1,459	1,337
Prepaid expenses and other	7,650	5,861
Total current assets	73,148	66,832
Property and equipment, net	13,729	11,593
Software development costs, net	1,429	—
Operating lease assets	7,223	7,800
Financing receivables, net of current portion (net of allowance for expected credit losses of $2,221 and $2,806, respectively)	14,962	18,267
Other assets, net of current portion	2,159	1,771
Intangible assets, net	77,378	83,110
Goodwill	150,216	150,216
Total assets	$340,244	$339,589
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,095	$8,804
Current portion of long-term debt	3,457	8,430
Deferred revenue	8,299	8,628
Accrued vacation	5,370	4,301
Other accrued liabilities	11,354	11,767
Total current liabilities	36,575	41,930
Long-term debt, net of current portion	98,649	99,433
Operating lease liabilities, net of current portion	5,656	6,256
Deferred tax liabilities	8,439	7,623
Total liabilities	149,319	155,242
Stockholders’ equity:
Common stock, $0.001 par value; 30,000 shares authorized; 14,512 and 14,356 shares issued and outstanding, respectively	15	14
Additional paid-in capital	178,227	174,618
Retained earnings	12,683	9,715
Total stockholders’ equity	190,925	184,347
Total liabilities and stockholders’ equity	$340,244	$339,589
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales revenues:
System sales and support	$34,724	$39,640	$75,910	$82,887
TruBridge	24,825	26,516	53,396	52,410
Total sales revenues	59,549	66,156	129,306	135,297
Costs of sales:
System sales and support	15,687	17,673	34,273	36,010
TruBridge	13,756	13,948	28,813	27,637
Total costs of sales	29,443	31,621	63,086	63,647
Gross profit	30,106	34,535	66,220	71,650
Operating expenses:
Product development	8,371	9,297	16,642	18,526
Sales and marketing	5,169	7,016	12,166	14,508
General and administrative	10,955	12,090	22,802	23,914
Amortization of acquisition-related intangibles	2,866	2,516	5,733	5,039
Total operating expenses	27,361	30,919	57,343	61,987
Operating income	2,745	3,616	8,877	9,663
Other income (expense):
Other (expense) income	(38)	283	324	532
Loss on extinguishment of debt	(202)	—	(202)	—
Interest expense	(803)	(1,763)	(1,982)	(3,567)
Total other income (expense)	(1,043)	(1,480)	(1,860)	(3,035)
Income before taxes	1,702	2,136	7,017	6,628
(Benefit) provision for income taxes	(62)	473	1,163	1,521
Net income	$1,764	$1,663	$5,854	$5,107
Net income per common share—basic	$0.12	$0.12	$0.41	$0.36
Net income per common share—diluted	$0.12	$0.12	$0.41	$0.36
Weighted average shares outstanding used in per common share computations:
Basic	14,067	13,794	13,985	13,725
Diluted	14,067	13,794	13,985	13,725
Dividends declared per common share	$0.10	$0.10	$0.20	$0.20
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity

	Shares	Amount
Three Months Ended June 30, 2020 and 2019:
Balance at March 31, 2020	14,512	$15	$176,975	$12,370	$189,360
Net income	—	—	—	1,764	1,764
Stock-based compensation	—	—	1,252	—	1,252
Dividends	—	—	—	(1,451)	(1,451)
Balance at June 30, 2020	14,512	$15	$178,227	$12,683	$190,925

Balance at March 31, 2019	14,355	$14	$167,229	$(3,002)	$164,241
Net income	—	—	—	1,663	1,663
Stock-based compensation	—	—	2,691	—	2,691
Dividends	—	—	—	(1,436)	(1,436)
Balance at June 30, 2019	14,355	$14	$169,920	$(2,775)	$167,159

Six Months Ended June 30, 2020 and 2019:
Balance at December 31, 2019	14,356	$14	$174,618	$9,715	$184,347
Net income	—	—	—	5,854	5,854
Issuance of restricted stock	156	1	(1)	—	—
Stock-based compensation	—	—	3,610	—	3,610
Dividends	—	—	—	(2,886)	(2,886)
Balance at June 30, 2020	14,512	$15	$178,227	$12,683	$190,925

Balance at December 31, 2018	14,083	$14	$164,793	$(5,024)	$159,783
Net income	—	—	—	5,107	5,107
Issuance of restricted stock	272	—	—	—	—
Stock-based compensation	—	—	5,127	—	5,127
Dividends	—	—	—	(2,858)	(2,858)
Balance at June 30, 2019	14,355	$14	$169,920	$(2,775)	$167,159
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating Activities:
Net income	$5,854	$5,107
Adjustments to net income:
Provision for bad debt	1,708	1,990
Deferred taxes	816	1,177
Stock-based compensation	3,610	5,127
Depreciation	892	730
Amortization of acquisition-related intangibles	5,733	5,039
Amortization of software development costs	55	—
Amortization of deferred finance costs	169	173
Loss on extinguishment of debt	202	—
Changes in operating assets and liabilities:
Accounts receivable	5,656	1,265
Financing receivables	3,028	2,718
Inventories	(181)	(371)
Prepaid expenses and other	(2,177)	(617)
Accounts payable	(709)	(840)
Deferred revenue	(329)	(514)
Other liabilities	633	(2,528)
Prepaid income taxes/income taxes payable	(122)	(995)
Net cash provided by operating activities	24,838	17,461
Investing Activities:
Purchase of business, net of cash received	—	(10,840)
Investment in software development	(1,484)	—
Purchase of property and equipment	(3,028)	(1,022)
Net cash used in investing activities	(4,512)	(11,862)
Financing Activities:
Dividends paid	(2,886)	(2,858)
Proceeds from long-term debt	65	—
Payments of long-term debt principal	(2,194)	(10,118)
Payments of contingent consideration	—	(206)
Proceeds from revolving line of credit	—	11,000
Payments of revolving line of credit	(4,000)	(2,300)
Net cash used in financing activities	(9,015)	(4,482)
Increase in cash and cash equivalents	11,311	1,117
Cash and cash equivalents at beginning of period	7,357	5,732
Cash and cash equivalents at end of period	$18,668	$6,849
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,812	$3,388
Cash paid for income taxes, net of refund	$469	$1,339
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

The following table details deferred revenue for the six months ended June 30, 2020 and 2019, included in the condensed consolidated balance sheets:

(In thousands)	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Beginning balance	$8,628	$10,201
Deferred revenue recorded	10,195	10,116
Deferred revenue acquired	—	430
Less deferred revenue recognized as revenue	(10,524)	(10,630)
Ending balance	$8,299	$10,117
The deferred revenue recorded during the six months ended June 30, 2020 is comprised primarily of the annual renewals of certain software subscriptions billed during the first quarter of each year and deposits collected for future EHR installations. The deferred revenue recognized as revenue during the six months ended June 30, 2020 and 2019 is comprised primarily of the periodic recognition of annual renewals that were deferred until earned and deposits for future EHR installations that were deferred until earned.
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
The following table details costs to obtain and fulfill contracts with customers for the six months ended June 30, 2020 and 2019, included in the condensed consolidated balance sheets:

(In thousands)	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Beginning balance	$4,440	$3,017
Costs to obtain and fulfill contracts capitalized	3,351	2,752
Less costs to obtain and fulfill contracts recognized as expense	(2,701)	(2,292)
Ending balance	$5,090	$3,477
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

5.  PROPERTY AND EQUIPMENT
Property and equipment, net was comprised of the following at June 30, 2020 and December 31, 2019:

(In thousands)	June 30, 2020	December 31, 2019
Land	$2,848	$2,848
Buildings and improvements	8,039	8,039
Computer equipment	7,040	4,011
Leasehold improvements	1,712	1,712
Office furniture and fixtures	2,017	2,018
Automobiles	18	18
Property and equipment, gross	21,674	18,646
Less: accumulated depreciation	(7,945)	(7,053)
Property and equipment, net	$13,729	$11,593

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
Software development, net was comprised of the following at June 30, 2020 and December 31, 2019:

(In thousands)	June 30, 2020	December 31, 2019
Software development costs	$1,484	$—
Less: accumulated amortization	(55)	—
Software development costs, net	$1,429	$—

7.     OTHER ACCRUED LIABILITIES
Other accrued liabilities was comprised of the following at June 30, 2020 and December 31, 2019:

(In thousands)	June 30, 2020	December 31, 2019
Salaries and benefits	$7,273	$6,946
Severance	43	329
Commissions	679	1,037
Self-insurance reserves	1,409	1,382
Other	383	529
Operating lease liabilities, current portion	1,567	1,544
Other accrued liabilities	$11,354	$11,767

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
The following is a calculation of the basic and diluted EPS for the Company's common stock, including a reconciliation between net income and net income attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2020	2019	2020	2019
Net income	$1,764	$1,663	$5,854	$5,107
Less: Net income attributable to participating securities	(51)	(62)	(181)	(194)
Net income attributable to common stockholders	$1,713	$1,601	$5,673	$4,913

Weighted average shares outstanding used in basic per common share computations	14,067	13,794	13,985	13,725
Add: Dilutive potential common shares	—	—	—	—
Weighted average shares outstanding used in diluted per common share computations	14,067	13,794	13,985	13,725

Basic EPS	$0.12	$0.12	$0.41	$0.36
Diluted EPS	$0.12	$0.12	$0.41	$0.36
During 2018, 2019 and 2020, performance share awards were granted to certain executive officers and key employees of the Company that will result in the issuance of time-vesting restricted stock or common stock if the predefined performance criteria are met. The awards provide for an aggregate target of 252,852 shares, none of which have been included in the calculation of diluted EPS for the three and six months ended June 30, 2020 because the related threshold award performance levels have not been achieved as of June 30, 2020. See Note 10 - Stock-Based Compensation for more information.

9.     INCOME TAXES
The Company determines the tax provision for interim periods using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.
Our effective tax rate for the three months ended June 30, 2020 decreased to a benefit of (3.6)% from an expense of 22.1% for the three months ended June 30, 2019, primarily due to increased estimates related to research and development ("R&D") tax credits, resulting in an incremental benefit to our effective tax rate of nearly 27% for the second quarter of 2020 compared to the second quarter of 2019.
Similarly, our effective tax rate for the six months ended June 30, 2020 decreased to 16.6% from 22.9% for the six months ended June 30, 2019, as increased estimates related to R&D tax credits resulted in an incremental benefit to our effective tax rate of nearly 6% for the first six months of 2020 compared to the first six months of 2019.

10.     STOCK-BASED COMPENSATION
Stock-based compensation expense is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee's or non-employee director's requisite service period.
The following table details total stock-based compensation expense for the three and six months ended June 30, 2020 and 2019, included in the condensed consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Costs of sales	$250	$516	$778	$1,047
Operating expenses	1,001	2,175	2,832	4,080
Pre-tax stock-based compensation expense	1,251	2,691	3,610	5,127
Less: income tax effect	(275)	(592)	(794)	(1,128)
Net stock-based compensation expense	$976	$2,099	$2,816	$3,999
The Company's stock-based compensation awards are in the form of restricted stock and performance share awards granted pursuant to the Company's Amended and Restated 2012 Restricted Stock Plan for Non-Employee Directors, Amended and Restated 2014 Incentive Plan and 2019 Incentive Plan (the "Plans"). As of June 30, 2020, there was $9.6 million of unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the Plans, which is expected to be recognized over a weighted-average period of 1.8 years.
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

A summary of restricted stock activity (including shares of restricted stock issued pursuant to the settlement of performance share awards) under the Plans during the six months ended June 30, 2020 and 2019 is as follows:

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Shares	Weighted-Average Grant Date Fair Value Per Share	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested restricted stock outstanding at beginning of period	525,859	$30.51	475,132	$32.00
Granted	136,771	26.16	133,936	30.89
Performance share awards settled through the issuance of restricted stock	19,678	30.15	138,566	29.80
Vested	(265,518)	30.85	(221,775)	33.48
Unvested restricted stock outstanding at end of period	416,790	$28.85	525,859	$30.51
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

A summary of performance share award activity under the Plans during the six months ended June 30, 2020 and 2019 is as follows, based on the target award amounts set forth in the performance share award agreements:

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Shares	Weighted-Average Grant Date Fair Value Per Share	Shares	Weighted-Average Grant Date Fair Value Per Share
Performance share awards outstanding at beginning of period	200,709	$30.75	184,776	$30.15
Granted	107,298	26.96	110,310	30.95
Adjusted for actual performance, net of forfeitures	(35,477)	30.15	44,189	29.77
Performance share awards settled through the issuance of restricted stock	(19,678)	30.15	(138,566)	29.80
Performance share awards outstanding at end of period	252,852	$29.27	200,709	$30.75

11.     FINANCING RECEIVABLES
Short-Term Payment Plans
The Company provides fixed monthly payment arrangements ("short-term payment plans") over terms ranging from three to twelve months for meaningful use stage three and other add-on software installations. As a practical expedient, we do not adjust the amount of consideration recognized as revenue for the financing component as unearned income when we expect payment within one year or less. These receivables, included in the current portion of financing receivables, were comprised of the following at June 30, 2020 and December 31, 2019:

(In thousands)	June 30, 2020	December 31, 2019
Short-term payment plans, gross	$1,828	$2,361
Less: allowance for losses	(128)	(165)
Short-term payment plans, net	$1,700	$2,196
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
The components of these receivables were as follows at June 30, 2020 and December 31, 2019:

(In thousands)	June 30, 2020	December 31, 2019
Long-term financing arrangements, gross	$30,155	$34,483
Less: allowance for expected credit losses	(2,221)	(2,806)
Less: unearned income	(3,067)	(3,574)
Long-term financing arrangements, net	$24,867	$28,103

Future minimum payments to be received subsequent to June 30, 2020 are as follows:

(In thousands)
Years Ending December 31,
2020	$6,385
2021	10,200
2022	6,666
2023	3,846
2024	2,228
Thereafter	830
Total minimum payments to be received	30,155
Less: allowance for expected credit losses	(2,221)
Less: unearned income	(3,067)
Receivables, net	$24,867

Credit Quality of Financing Receivables and Allowance for Expected Credit Losses
The following table is a roll-forward of the allowance for expected credit losses for the six months ended June 30, 2020 and year ended December 31, 2019:

(In thousands)	Balance at Beginning of Period	Provision	Charge-offs	Recoveries	Balance at End of Period
June 30, 2020	$2,971	$703	$(1,325)	$—	$2,349
December 31, 2019	$2,567	$970	$(566)	$—	$2,971
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
Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. To facilitate customer collection and credit monitoring efforts, financing receivable amounts are invoiced and reclassified to trade accounts receivable when they become due, with all invoiced amounts placed on nonaccrual status. As a result, all past due amounts related to the Company’s financing receivables are included in trade accounts receivable in the accompanying condensed consolidated balance sheets. The following is an analysis of the age of financing receivables amounts (excluding short-term payment plans) that have been reclassified to trade accounts receivable and were past due as of June 30, 2020 and December 31, 2019:

(In thousands)	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due
June 30, 2020	$974	$406	$342	$1,722
December 31, 2019	$1,480	$150	$207	$1,837
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

(In thousands)	June 30, 2020	December 31, 2019
Stratification of uninvoiced client financing receivables based on aging of related trade accounts receivable:
Uninvoiced client financing receivables related to trade accounts receivable that are 1 to 90 Days Past Due	$10,663	$18,015
Uninvoiced client financing receivables related to trade accounts receivable that are 91 to 180 Days Past Due	2,905	2,136
Uninvoiced client financing receivables related to trade accounts receivable that are 181 + Days Past Due	3,164	1,972
Total uninvoiced client financing receivables balances of clients with a trade accounts receivable	$16,732	$22,123
Total uninvoiced client financing receivables of clients with no related trade accounts receivable	10,356	8,786
Total financing receivables with contractual maturities of one year or less	1,828	2,361
Less: allowance for expected credit losses	(2,349)	(2,971)
Total financing receivables	$26,567	$30,299

12.  INTANGIBLE ASSETS AND GOODWILL
Our purchased definite-lived intangible assets as of June 30, 2020 and December 31, 2019 are summarized as follows:

(In thousands)	Customer Relationships	Trademark	Developed Technology	Total
Gross carrying amount as of December 31, 2018	$82,300	$10,900	$24,100	$117,300
Intangible assets acquired for year ended December 31, 2019	2,070	220	5,600	7,890
Accumulated amortization as of December 31, 2019	(26,456)	(3,449)	(12,175)	(42,080)
Net intangible assets as of December 31, 2019	$57,914	$7,671	$17,525	$83,110

Gross carrying amount as of June 30, 2020	$84,370	$11,120	$29,700	$125,190
Net intangible assets as of December 31, 2019	57,914	7,671	17,525	83,110
Amortization expenses as of June 30, 2020	(3,600)	(424)	(1,708)	(5,732)
Net intangible assets as of June 30, 2020	$54,314	$7,247	$15,817	$77,378
Weighted average remaining years of useful life	8	12	5	8

The following table represents the remaining amortization of definite-lived intangible assets as of June 30, 2020:

(In thousands)
For the year ended December 31,
2020	$5,689
2021	11,003
2022	10,904
2023	10,904
2024	9,681
Thereafter	29,197
Total	$77,378
The following table sets forth the change in the carrying amount of goodwill by segment for the six months ended June 30, 2020:

(In thousands)	Acute Care EHR	Post-acute Care EHR	TruBridge	Total
Balance as of December 31, 2019	$97,095	$29,570	$23,551	$150,216
Balance as of June 30, 2020	$97,095	$29,570	$23,551	$150,216
Goodwill is evaluated for impairment annually on October 1, or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist.

13.  LONG-TERM DEBT
Long-term debt was comprised of the following at June 30, 2020 and December 31, 2019:

(In thousands)	June 30, 2020	December 31, 2019
Term loan facility	$75,000	$88,823
Revolving credit facility	28,561	20,000
Debt obligations	103,561	108,823
Less: unamortized debt issuance costs	(1,455)	(960)
Debt obligation, net	102,106	107,863
Less: current portion	(3,457)	(8,430)
Long-term debt	$98,649	$99,433
As of June 30, 2020, the carrying value of debt approximated the fair value due to the variable interest rate, which reflected the market rate.
Credit Agreement
In conjunction with our acquisition of HHI in January 2016, we entered into a syndicated credit agreement with Regions Bank ("Regions") serving as administrative agent, which provided for a $125 million term loan facility and a $50 million revolving credit facility. On June 16, 2020, we entered into an Amended and Restated Credit Agreement that increased the aggregate principal amount of our credit facilities to $185 million, which includes a $75 million term loan facility and a $110 million revolving credit facility.
Each of our credit facilities continues to bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted LIBOR rate for the relevant interest period, subject to a floor of 0.50%, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate, subject to the aforementioned floor, plus one percent per annum, or (3) a combination of (1) and (2). The applicable margin range for LIBOR loans and the letter of credit fee ranges from 1.8% to 3.0%. The applicable margin range for base rate loans ranges from 0.8% to 2.0%, in each case based on the Company's consolidated net leverage ratio.

Principal payments with respect to the term loan facility are due on the last day of each fiscal quarter beginning September 30, 2020, with quarterly principal payments of approximately $0.9 million through June 30, 2022, approximately $1.4 million through June 30, 2024 and approximately $1.9 million through March 31, 2025, with maturity on June 16, 2025 or such earlier date as the obligations under the Amended and Restated Credit Agreement become due and payable pursuant to the terms of such agreement. Any principal outstanding under the revolving credit facility is due and payable on the maturity date.
Anticipated annual future maturities of the term loan facility and revolving credit facility are as follows as of June 30, 2020:

(In thousands)
2020	$1,875
2021	3,750
2022	4,687
2023	5,625
2024	6,563
Thereafter	81,061
$103,561
Our credit facilities are secured pursuant to an Amended and Restated Pledge and Security Agreement, dated June 16, 2020, among the parties identified as obligors therein and Regions, as collateral agent, on a first priority basis by a security interest in substantially all of the tangible and intangible assets (subject to certain exceptions) of the Company and certain subsidiaries of the Company, as guarantors (collectively, the “Subsidiary Guarantors”), including certain registered intellectual property and the capital stock of certain of the Company’s direct and indirect subsidiaries. Our obligations under the Amended and Restated Credit Agreement are also guaranteed by the Subsidiary Guarantors.
The Amended and Restated Credit Agreement provides incremental facility capacity of $50 million, subject to certain conditions. The Amended and Restated Credit Agreement includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated net leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. The Amended and Restated Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio of 1.25:1.00 throughout the duration of such agreement. Under the Amended and Restated Credit Agreement, the Company is required to comply with a maximum consolidated net leverage ratio of 3.50:1.00. The Amended and Restated Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default. We believe that we were in compliance with the covenants contained in such agreement as of June 30, 2020.
The Amended and Restated Credit Agreement requires the Company to mandatorily prepay the credit facilities with 50% of excess cash flow (minus certain specified other payments). This mandatory prepayment requirement is applicable only if the Company's consolidated net leverage ratio exceeds 2.50:1.00. The Company is permitted to voluntarily prepay the credit facilities at any time without penalty, subject to customary “breakage” costs with respect to prepayments of LIBOR rate loans made on a day other than the last day of any applicable interest period. An excess cash flow prepayment related to excess cash flow generated during 2019 was not required during the first quarter of 2020.

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

Supplemental balance sheet information related to operating leases was as follows:

(In thousands)	June 30, 2020
Operating lease assets:
Operating lease assets	$7,223
Operating lease liabilities:
Other accrued liabilities	$1,567
Operating lease liabilities, net of current portion	5,656
Total operating lease liabilities	$7,223
Weighted average remaining lease term in years	6
Weighted average discount rate	5.1%
Because our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. We used the incremental borrowing rate on January 1, 2019, for operating leases that commenced prior to that date.
The future minimum lease payments payable under these operating leases subsequent to June 30, 2020 are as follows:

(In thousands)
2020	$786
2021	1,519
2022	1,436
2023	1,363
2024	980
Thereafter	2,382
Total lease payments	8,466
Less imputed interest	(1,243)
Total	$7,223
Total rent expense for the six months ended June 30, 2020 and 2019 was $0.8 million and $1.3 million, respectively.
Total cash paid for amounts included in the measurement of lease liabilities within operating cash flows from operating leases for the six months ended June 30, 2020 was $0.8 million.
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

As of June 30, 2020 and December 31, 2019, we did not have any instruments that require fair value measurement.

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
The following table presents a summary of the revenues and gross profits of our three operating segments for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Revenues:
Acute Care EHR
Recurring revenue	$25,728	$27,091	$52,166	$54,479
Non-recurring revenue	4,634	6,957	14,711	17,016
Total Acute Care EHR revenue	30,362	34,048	66,877	71,495
Post-acute Care EHR
Recurring revenue	3,997	4,424	8,131	8,902
Non-recurring revenue	365	1,168	902	2,490
Total Post-acute Care EHR revenue	4,362	5,592	9,033	11,392
TruBridge	24,825	26,516	53,396	52,410
Total revenues	$59,549	$66,156	$129,306	$135,297

Cost of sales:
Acute Care EHR	$14,542	$16,346	$31,801	$33,412
Post-acute Care EHR	1,145	1,327	2,472	2,598
TruBridge	13,756	13,948	28,813	27,637
Total cost of sales	$29,443	$31,621	$63,086	$63,647

Gross profit:
Acute Care EHR	$15,820	$17,702	$35,076	$38,083
Post-acute Care EHR	3,217	4,265	6,561	8,794
TruBridge	11,069	12,568	24,583	24,773
Total gross profit	$30,106	$34,535	$66,220	$71,650

Corporate operating expenses	$(27,361)	$(30,919)	$(57,343)	$(61,987)
Other (expense) income	(38)	283	324	532
Loss on extinguishment of debt	(202)	—	(202)	—
Interest expense	(803)	(1,763)	(1,982)	(3,567)
Income before taxes	$1,702	$2,136	$7,017	$6,628

18.     SUBSEQUENT EVENTS

On August 4, 2020, the Company announced a dividend for the third quarter of 2020 in the amount of $0.10 per share, payable on August 31, 2020, to stockholders of record as of the close of business on August 17, 2020.

19.     COVID-19 PANDEMIC

In December 2019, a novel coronavirus disease (“COVID-19”) was reported and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. In February 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and in March 2020, the WHO characterized COVID-19 as a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency.

The COVID-19 pandemic has caused, and is continuing to cause, severe economic, market and other disruptions to the U.S. and global economies. Although the pandemic had a muted impact on our results for the first quarter of 2020, the Company began experiencing increasingly adverse business conditions beginning in the latter half of March through the date of this report, including our results of operations for the second quarter of 2020. Most notably:

•Travel restrictions and social distancing protocols have created an additional challenge to our on-site implementation and sales teams. Although we have shown success with remote implementation models and our sales representatives are engaging in remote contact with existing customers and prospects, these restrictions and protocols are expected to continue to have an incrementally negative impact on implementation revenues and new sales generation.
•Patient volumes at our client hospitals have experienced a severe decline from historical levels. As the overwhelming majority of TruBridge revenues are directly or indirectly correlated with client patient volumes, these reduced patient volumes are expected to continue to negatively impact our related revenues.
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

Despite these adverse business conditions, the pandemic has had a muted impact on our financial condition as of June 30, 2020.

At this time, the Company is uncertain of the potential full magnitude or duration of the business and economic impacts from the unprecedented public health efforts to contain and combat the spread of COVID-19, and while the extent to which the COVID-19 pandemic continues to impact the Company’s results will depend on future developments, the outbreak could result in a material impact to the Company’s future financial position, results of operations, cash flows and liquidity.

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

This discussion and analysis contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified generally by the use of forward-looking terminology and words such as "expects," "anticipates," "estimates," "believes," "predicts," "intends," "plans," "potential," "may," "continue," "should," "will" and words of comparable meaning. Without limiting the generality of the preceding statement, all statements in this report relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and future financial results are forward-looking statements. We caution investors that any such forward-looking statements are only predictions and are not guarantees of future performance. Certain risks, uncertainties and other factors may cause actual results to differ materially from those projected in the forward-looking statements. Such factors may include:
•the impact of COVID-19 and related economic disruptions have materially affected our revenue and could materially affect our gross margin and income, as well as our financial position and/or liquidity;
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
Additional information concerning these and other factors that could cause differences between forward-looking statements and future actual results is discussed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019 and this Quarterly Report on Form 10-Q.
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
COVID-19
The continuing impacts of COVID-19 and related economic conditions on the Company’s results are highly uncertain and outside the Company’s control. The scope, duration and magnitude of the direct and indirect effects of COVID-19 are evolving rapidly in ways that are difficult or impossible to anticipate. In addition, because COVID-19 did not begin to affect the Company’s financial results until late in the first quarter of 2020, its impact on the Company’s results in the first six months of 2020 is not indicative of its impact on the Company’s results for the remainder of 2020. For additional information on the risks posed by COVID-19, see “The impact of COVID-19 and related economic disruptions have materially affected our revenue and could materially affect our gross margin and income, as well as our financial position and/or liquidity" included in Part II, "Item 1A. Risks Factors” in this Quarterly Report on Form 10-Q.
As a result of COVID-19, community hospital patient volume in the United States and other countries around the world have rapidly deteriorated. Although recent operational metrics indicate promising signs that these patient volumes are improving, the persistence of the pandemic and the unprecedented nature of the resulting challenges it has imposed on national and global healthcare and economic systems are likely to continue to negatively impact patient volumes and make uncertain the exact path to recovery for community hospitals. These decreased levels of our hospital clients' patient volumes have negatively impacted, and will continue to negatively impact, our revenues, gross margins, and income for our TruBridge service offerings. Additionally, new EHR system installations have been, and will continue to be, negatively impacted by restrictive travel and social distancing protocols. The Company began to experience this impact in March 2020, which increased in significance during the second quarter of 2020. The Company expects these impacts to continue for the remainder of 2020 and beyond, but the degree of the impact will depend on the ability of our community hospital clients to return to normal operations and patient volume. We believe that COVID-19 has impacted, and will continue to impact, our business results in the following additional areas:
•Bookings – A decline in new business and add-on bookings as certain client purchasing decisions and projects are delayed to focus on treating patients, procuring necessary medical supplies, and managing their organization through this crisis. This decline in bookings eventually results in reduced backlog and lower subsequent revenue.
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

•Cash collections – A delay in client cash collections due to COVID-19’s impact on national reimbursement processes, and client focus on managing their own organizations’ liquidity during this time, could impact our cash collections. The federal government has allocated unprecedented resources specifically designed to assist healthcare providers with their operating and capital needs during the pandemic, allocating a total of $175 billion through the Coronavirus Aid, Relief, and Economic Security (CARES) Act Provider Relief Fund. Further, $10 billion has been specifically targeted for rural providers, which is of particular interest to our client base, which is comprised mostly of non-urban community hospitals. Of this $10 billion, the average rural hospital is expected to receive a total of approximately $3.6 million in direct financial relief. While these funds certainly help mitigate the financial pressures our clients face, the clinical and operational challenges remain immense and are likely to cause certain of our customers to more aggressively manage cash resources in order to preserve liquidity, resulting in uncharacteristic aging of our trade accounts receivable. Additionally, the aforementioned decrease in community hospital patient volumes has had, and will continue to have, a negative impact on TruBridge billings for services and resulting revenues. These factors would translate to lower cash flows from operating activities. Lower cash flows from operating activities may impact how we execute under our capital allocation strategy and may adversely affect our financial condition.
Results of Operations
During the six months ended June 30, 2020, we generated revenues of $129.3 million from the sale of our products and services, compared to $135.3 million during the six months ended June 30, 2019, a decrease of 4% that is primarily attributed to reduced MU3 revenue opportunities as the October 1, 2019 deadline has passed and the impact of COVID-19 on client purchasing and implementation plans. Our net income for the six months ended June 30, 2020 increased by $0.7 million to $5.9 million from the six months ended June 30, 2019, primarily as of result of decreased long-term debt interest. Net cash provided by operating activities increased by $7.4 million to $24.8 million during the six months ended June 30, 2020, primarily due to changes in working capital.

The following table sets forth certain items included in our results of operations for the three and six months ended June 30, 2020 and 2019, expressed as a percentage of our total revenues for these periods:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
(In thousands)	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
System sales and support:
Acute Care EHR	$30,362	51.0%	$34,048	51.5%	$66,877	51.7%	$71,495	52.8%
Post-acute Care EHR	4,362	7.3%	5,592	8.5%	9,033	7.0%	11,392	8.4%
Total System sales and support	34,724	58.3%	39,640	59.9%	75,910	58.7%	82,887	61.3%
TruBridge	24,825	41.7%	26,516	40.1%	53,396	41.3%	52,410	38.7%
Total sales revenues	59,549	100.0%	66,156	100.0%	129,306	100.0%	135,297	100.0%
Costs of sales:
System sales and support:
Acute Care EHR	14,542	24.4%	16,346	24.7%	31,801	24.6%	33,412	24.7%
Post-acute Care EHR	1,145	1.9%	1,327	2.0%	2,472	1.9%	2,598	1.9%
Total System sales and support	15,687	26.3%	17,673	26.7%	34,273	26.5%	36,010	26.6%
TruBridge	13,756	23.1%	13,948	21.1%	28,813	22.3%	27,637	20.4%
Total costs of sales	29,443	49.4%	31,621	47.8%	63,086	48.8%	63,647	47.0%
Gross profit	30,106	50.6%	34,535	52.2%	66,220	51.2%	71,650	53.0%
Operating expenses:
Product development	8,371	14.1%	9,297	14.1%	16,642	12.9%	18,526	13.7%
Sales and marketing	5,169	8.7%	7,016	10.6%	12,166	9.4%	14,508	10.7%
General and administrative	10,955	18.4%	12,090	18.3%	22,802	17.6%	23,914	17.7%
Amortization of acquisition-related intangibles	2,866	4.8%	2,516	3.8%	5,733	4.4%	5,039	3.7%
Total operating expenses	27,361	45.9%	30,919	46.7%	57,343	44.3%	61,987	45.8%
Operating income	2,745	4.6%	3,616	5.5%	8,877	6.9%	9,663	7.1%
Other income (expense):
Other (expense) income	(38)	(0.1)%	283	0.4%	324	0.3%	532	0.4%
Loss on extinguishment of debt	(202)	(0.3)%	—	—%	(202)	(0.2)%	—	—%
Interest expense	(803)	(1.3)%	(1,763)	(2.7)%	(1,982)	(1.5)%	(3,567)	(2.6)%
Total other income (expense)	(1,043)	(1.8)%	(1,480)	(2.2)%	(1,860)	(1.4)%	(3,035)	(2.2)%
Income before taxes	1,702	2.9%	2,136	3.2%	7,017	5.4%	6,628	4.9%
(Benefit) provision for income taxes	(62)	(0.1)%	473	0.7%	1,163	0.9%	1,521	1.1%
Net income	$1,764	3.0%	$1,663	2.5%	$5,854	4.5%	$5,107	3.8%

Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019
Revenues
Total revenues for the three months ended June 30, 2020 decreased by $6.6 million, or 10%, compared to the three months ended June 30, 2019.

System sales and support revenues decreased by $4.9 million, or 12%, compared to the second quarter of 2019. System sales and support revenues were comprised of the following during the respective periods:

	Three Months Ended June 30,
(In thousands)	2020	2019
Recurring system sales and support revenues (1)
Acute Care EHR	$25,728	$27,091
Post-acute Care EHR	3,997	4,424
Total recurring system sales and support revenues	29,725	31,515
Non-recurring system sales and support revenues (2)
Acute Care EHR	4,634	6,957
Post-acute Care EHR	365	1,168
Total non-recurring system sales and support revenues	4,999	8,125
Total system sales and support revenue	$34,724	$39,640

(1) Mostly comprised of support and maintenance, third-party subscriptions, and SaaS revenues.

(2) Mostly comprised of installation revenues from the sale of our acute care and post-acute care EHR solutions and related applications under a perpetual (non-subscription) licensing model.
Recurring system sales and support revenues decreased by $1.8 million, or 6%, compared to the second quarter of 2019. Acute Care EHR recurring revenues decreased by $1.4 million, or 5%, as attrition from the Thrive and Centriq customer base outweighed new Thrive customer growth and additional support fees. Post-acute Care EHR recurring revenues decreased by $0.4 million, or 10%, due to attrition attributed to an aggressive competitive environment as we make technological improvements to the AHT product line.
Non-recurring system sales and support revenues decreased by $3.1 million, or 38%. Acute Care EHR non-recurring revenues decreased by $2.3 million, or 33%. We installed our Acute Care EHR solutions at five new hospital clients during the second quarter of 2020 (three of which were under a SaaS arrangement, resulting in revenue being recognized ratably over the contract term) compared to six new hospital clients during the second quarter of 2019 (three under a SaaS arrangement). Acute Care EHR revenues from new system implementations decreased by $0.8 million, and were further exacerbated by a $1.9 million decrease in add-on sales to existing customers, nearly half of which is attributable to the aforementioned reduced revenue opportunity for MU3 applications. Non-recurring Post-acute Care EHR revenues decreased by $0.8 million, or 69%, as compliance catalysts in place during 2019 have largely abated.
TruBridge revenues decreased by 6%, or $1.7 million, compared to the second quarter of 2019. This revenue decrease was primarily attributable to the impact of COVID-19 on the patient volumes of our community hospital customers. With the overwhelming majority of TruBridge revenues based on such volumes, resulting revenue declines were experienced in nearly all of our revenue sources. Most notably, accounts receivable management services revenues decreased $1.3 million, or 14%, and revenues from our private pay services offering decreased $0.4 million, or 11%.
Costs of Sales
Total costs of sales decreased by 7%, or $2.2 million, compared to the second quarter of 2019. As a percentage of total revenues, costs of sales increased to 49% of revenues in the second quarter of 2020 compared to 48% of revenues in the second quarter of 2019.
Costs of Acute Care EHR system sales and support decreased by $1.8 million, or 11%, compared to the second quarter of 2019, primarily due to travel costs savings of approximately $1.0 million due to the impact of COVID-19 on associate travel, while hardware costs decreased $0.4 million due to a decline in related revenues. The gross margin on Acute Care EHR system sales and support remained relatively consistent at 52% for both periods.
Costs of Post-acute Care EHR system sales and support decreased by $0.2 million, or 14%, compared to the second quarter of 2019, primarily due to travel costs savings due to the impact of COVID-19 on associate travel. The gross margin on Post-acute Care EHR system sales and support decreased to 74% in the second quarter of 2020, compared to 76% in the second quarter of 2019.
Our costs associated with TruBridge sales and support decreased by 1%, or $0.2 million, compared to the second quarter of 2019, primarily due to travel costs savings due to the impact of COVID-19 on associate travel. At the onset of the pandemic, we notified our employees, including those whose roles were negatively impacted by the declining patient volumes at our community hospital clients, that we would not execute any payroll cost mitigation efforts in response to COVID-19 through July 31, 2020. As a result, we have not executed any reduction-in-force or furlough action plans as a result of the pandemic, which severely limited our ability to offset revenue declines with cost savings. The gross margin on these services decreased to 45% in the second quarter of 2020, compared to 47% in the second quarter of 2019.
Product Development
Product development expenses consist primarily of compensation and other employee-related costs (including stock-based compensation) and infrastructure costs incurred, but not capitalized, for new product development and product enhancements. Product development costs decreased by $0.9 million, or 10%, compared to the second quarter of 2019, primarily due to a $0.4 million decrease in third-party development costs, with an additional $0.6 million of payroll capitalized for software development.
Sales and Marketing
Sales and marketing expenses decreased by $1.8 million, or 26%, compared to the second quarter of 2019, mostly due to the varying impacts of COVID-19 on our sales execution. Specifically, stock-based compensation expense decreased by $0.5 million as the expected impact of the pandemic on our operations has resulted in a reduced near-term outlook, resulting in reduced expected achievement levels for performance share awards granted to executives and certain key employees in 2018 through 2020. Commission expense decreased by $0.5 million due to the aforementioned decline in revenues, which are partly attributable to the pandemic. Lastly, travel costs decreased by $0.5 million, as travel restrictions and social distancing guidelines pose challenges to in-person sales efforts.
General and Administrative
General and administrative expenses decreased by $1.1 million, mostly due to a $1 million decrease in costs associated with our annual client conference. This conference, typically held during the second quarter of each year, was originally scheduled for May 2020. In response to the COVID-19 pandemic, we initially postponed the conference until August 2020, subsequently cancelling the 2020 event altogether.
Amortization of Acquisition-Related Intangibles
Amortization expense associated with acquisition-related intangible assets increased by $0.4 million, compared to the second quarter of 2019, due to the inclusion of Get Real Health intangibles.
Total Operating Expenses
As a percentage of total revenues, total operating expenses decreased to 46% of revenues in the second quarter of 2020, compared to 47% in the second quarter of 2019.
Total Other Income (Expense)
Total other income (expense) decreased by $0.4 million to an expense of $1.0 million in the second quarter of 2020 compared to expense of $1.5 million in the second quarter of 2019, primarily as our long-term debt and accompanying interest rate have both decreased from the second quarter of 2019.
Income Before Taxes
As a result of the foregoing factors, income before taxes decreased by $0.4 million, compared to the second quarter of 2019.
Provision for Income Taxes
Our effective tax rate for the three months ended June 30, 2020 decreased to a benefit of (3.6)% from an expense of 22.1% for the three months ended June 30, 2019, primarily due to increased estimates related to research and development ("R&D") tax credits, resulting in an incremental benefit to our effective tax rate of nearly 27% for the second quarter of 2020 compared to the second quarter of 2019.
Net Income
Net income for the three months ended June 30, 2020 increased by $0.1 million to $1.8 million, or $0.12 per basic and diluted share, compared with net income of $1.7 million, or $0.12 per basic and diluted share, for the three months ended June 30, 2019. Net income represented 3% of revenue for the three months ended June 30, 2020 and June 30, 2019.

Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019
Revenues
Total revenues for the six months ended June 30, 2020 decreased by $6.0 million, or 4%, compared to the six months ended June 30, 2019.
System sales and support revenues decreased by $7.0 million, or 8%, compared to the six months ended June 30, 2019. System sales and support revenues were comprised of the following during the respective periods:

	Six Months Ended June 30,
(In thousands)	2020	2019
Recurring system sales and support revenues (1)
Acute Care EHR	$52,166	$54,479
Post-acute Care EHR	8,131	8,902
Total recurring system sales and support revenues	60,297	63,381
Non-recurring system sales and support revenues (2)
Acute Care EHR	14,711	17,016
Post-acute Care EHR	902	2,490
Total non-recurring system sales and support revenues	15,613	19,506
Total system sales and support revenue	$75,910	$82,887

(1) Mostly comprised of support and maintenance, third-party subscriptions, and SaaS revenues.

(2) Mostly comprised of installation revenues from the sale of our acute care and post-acute care EHR solutions and related applications under a perpetual (non-subscription) licensing model.
Recurring system sales and support revenues decreased by $3.1 million, or 5%, compared to the six months ended June 30, 2019. Acute Care EHR recurring revenues decreased by $2.3 million, or 4%, as attrition from the Thrive and Centriq customer base outweighed new Thrive customer growth and additional support fees. Post-acute Care EHR recurring revenues decreased by $0.8 million, or 9%, due to attrition attributed to an aggressive competitive environment as we make technological improvements to the AHT product line.
Non-recurring system sales and support revenues decreased by $3.9 million, or 20%. Acute Care EHR non-recurring revenues decreased by $2.3 million, or 14%, mostly due to a $3.3 million decrease in revenues for MU3 applications due to the aforementioned reduced revenue opportunities. We installed our Acute Care EHR solutions at 14 new hospital clients during the first six months of 2020 (11 of which were under a SaaS arrangement, resulting in revenue being recognized ratably over the contract term) compared to 11 new hospital clients during the first six months of 2019 (four of which were under a SaaS arrangement). Non-recurring Post-acute Care EHR revenues decreased by $1.6 million, or 64%, as compliance catalysts in place during 2019 have largely abated.
TruBridge revenues increased by $1.0 million, or 2%, compared to the six months ended June 30, 2019. Get Real Health, which was acquired during the second quarter of 2019, contributed $1.7 million of revenues during the first six months of 2020 compared to only $0.2 million during the first six months of 2019. This $1.5 million increase in Get Real Health revenues were largely offset by declining revenues in nearly all other revenue sources resulting from the COVID-19 pandemic and the resulting impact on patient volumes for our community hospital customers. Most notably, revenues from our private pay services offering decreased by $0.7 million, or 10%.
Costs of Sales
Total costs of sales decreased by 1%, or $0.6 million, compared to the six months ended June 30, 2019. As a percentage of total revenues, costs of sales were 49% of revenues in the six months ended June 30, 2020 compared to 47% of revenues in the six months ended June 30, 2019.
Costs of Acute Care EHR system sales and support decreased by $1.6 million, or 5%, compared to the first six months of 2019, as hardware costs decreased by $0.9 million due to a decline in related revenues. Additionally, the impact of COVID-19 on associate travel resulted in reduced travel costs of $0.8 million. The gross margin on Acute Care EHR system sales and support decreased to 52% during the first six months of 2020 from 53% during the first six months of 2019.

Costs of Post-acute Care EHR system sales and support decreased by $0.1 million, or 5%, compared to the first six months of 2019, primarily due to travel costs savings due to the impact of COVID-19 on associate travel. The gross margin on Post-acute Care EHR system sales and support decreased to 73% for the first six months of 2020, compared to 77% for the first six months of 2019.
Our costs associated with TruBridge sales and support increased by 4%, or $1.2 million, compared to the first six months of 2019, despite declining revenues. The primary driver was a payroll increase of $1.5 million, propelled by increasing demand in the second half of 2019 and early 2020 for our accounts receivable management services. At the onset of the pandemic, we notified our employees, including those whose roles were negatively impacted by the declining patient volumes at our community hospital clients, that we would not execute any payroll cost mitigation efforts in response to COVID-19 through July 31, 2020. As a result, we have not executed any reduction-in-force or furlough action plans as a result of the pandemic, which severely limited our ability to offset revenue declines with cost savings. The gross margin on these services decreased to 46% in the first six months of 2020, compared to 47% in the first six months of 2019.
Product Development
Product development expenses consist primarily of compensation and other employee-related costs (including stock-based compensation) and infrastructure costs incurred, but not capitalized, for new product development and product enhancements. Product development costs decreased by $1.9 million, or 10%, compared to the first six months of 2019, primarily due to a $0.7 million decrease in third-party development costs, with an additional $1.4 million of payroll capitalized for software development.
Sales and Marketing
Sales and marketing expenses decreased by $2.3 million, or 16%, compared to the first six months of 2019, mostly due to the varying impacts of COVID-19 on our sales execution. Specifically, stock-based compensation expense decreased by $0.6 million as the expected impact of the pandemic on our operations has resulted in a reduced near-term outlook, resulting in reduced expected achievement levels for performance share awards granted to executives and certain key employees in 2018 through 2020. Commission expense decreased by $0.6 million due to the aforementioned decline in revenues, which are partly attributable to the pandemic. Lastly, travel costs decreased by $0.6 million as travel restrictions and social distancing guidelines pose challenges to in-person sales efforts and general marketing program spend decreased by $0.4 million.
General and Administrative
General and administrative expenses decreased by $1.1 million, as the $1.9 million increase in employee health claims related to our self-insured health benefits plan for our employees have largely been offset by decreases in nonrecurring severance and transaction-related expenses and decreased costs associated with our annual client conference. Severance and transaction-related expenses decreased by $2.2 million, mostly due to the closing of our acquisition of Get Real Health in the first six months of 2019. Costs associated with our annual client conference decreased by $0.8 million. This conference, typically held during the second quarter of each year, was originally scheduled for May 2020. In response to the COVID-19 pandemic, we initially postponed the conference until August 2020, subsequently cancelling the 2020 event altogether.
Amortization of Acquisition-Related Intangibles
Amortization expense associated with acquisition-related intangible assets increased by $0.7 million, compared to the first six months of 2019, due to the inclusion of Get Real Health intangibles.
Total Operating Expenses
As a percentage of total revenues, total operating expenses decreased to 44% of revenues in the first six months of 2020, compared to 46% in the first six months of 2019.
Total Other Income (Expense)
Total other income (expense) decreased by $1.2 million to an expense of $1.9 million during the first six months of 2020 compared to expense of $3.0 million during the first six months of 2019, primarily as our long-term debt and accompanying interest rate have both decreased from the first six months of 2019.
Income Before Taxes
As a result of the foregoing factors, income before taxes increased by $0.4 million, compared to the first six months of 2019.

Provision for Income Taxes
Our effective tax rate for the six months ended June 30, 2020 decreased to 16.6% from 22.9% for the six months ended June 30, 2019, as increased estimates related to R&D tax credits resulted in an incremental benefit to our effective tax rate of nearly 6% for the first six months of 2020 compared to the first six months of 2019.
Net Income
Net income for the six months ended June 30, 2020 increased by $0.7 million to $5.9 million, or $0.41 per basic and diluted share, compared with net income of $5.1 million, or $0.36 million per basic and diluted share, for the six months ended June 30, 2019. Net income represented 5% of revenue for the six months ended June 30, 2020, compared to 4% of revenue for the six months ended June 30, 2019.
Liquidity and Capital Resources
The Company’s liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during the the six months ended June 30, 2020. For further discussion regarding the potential future impacts of COVID-19 and related economic conditions on the Company’s liquidity and capital resources, see “COVID-19” in this Management's Discussion and Analysis of Financial Condition and Results of Operations and Part II, "Item 1A. Risk Factors” below.
Sources of Liquidity
As of June 30, 2020, our principal sources of liquidity consisted of cash and cash equivalents of $18.7 million and our remaining borrowing capacity under the revolving credit facility of $81.4 million, compared to $7.4 million of cash and cash equivalents and $30.0 million of remaining borrowing capacity under the revolving credit facility as of December 31, 2019. In conjunction with our acquisition of HHI in January 2016, we entered into a syndicated credit agreement which provided for a $125 million term loan facility and a $50 million revolving credit facility. On June 16, 2020, we entered into an Amended and Restated Credit Agreement that increased the aggregate principal amount of our credit facilities to $185 million, which includes a $75 million term loan facility and a $110 million revolving credit facility.
As of June 30, 2020, we had $103.6 million in principal amount of indebtedness outstanding under the credit facilities. We believe that our cash and cash equivalents of $18.7 million as of June 30, 2020, the future operating cash flows of the combined entity, and our remaining borrowing capacity under the revolving credit facility of $81.4 million as of June 30, 2020, taken together, provide adequate resources to fund ongoing cash requirements for the next twelve months. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of filing of this Form 10-Q. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.
Operating Cash Flow Activities
Net cash provided by operating activities increased by $7.4 million from $17.5 million provided by operations for the six months ended June 30, 2019 to $24.8 million provided by operations for the six months ended June 30, 2020. The increase in cash flows provided by operations is primarily due to advantageous changes in working capital, which was a net use of cash during the first six months of 2019 in the amount of $1.9 million, compared to a net inflow of cash during the first six months of 2020 of $5.8 million.
Investing Cash Flow Activities
Net cash used in investing activities decreased by $7.4 million, with $4.5 million used in the six months ended June 30, 2020 compared to $11.9 million used during the six months ended June 30, 2019. Most notably, we used $10.8 million of cash during the first six months of 2019 to fund our acquisition of Get Real Health. The first six months of 2020 included $1.5 million in capitalized software development costs compared to none during the first six months of 2019. Cash outflows for purchases of property and equipment increased from $1.0 million in the first six months of 2019 to $3.0 million during the first six months of 2020, mostly due to the addition of a West Coast data center to enhance our remote hosting capabilities. We do not anticipate the need for significant capital expenditures during the remainder of 2020.

Financing Cash Flow Activities
During the six months ended June 30, 2020, our financing activities used net cash of $9.0 million, as we paid a net $6.2 million in long-term debt principal and declared and paid dividends in the amount of $2.9 million. During the six months ended June 30, 2019, we made a $7.0 million prepayment on the term loan facility in accordance with the excess cash flow mandatory prepayment requirements of the credit agreement. Financing cash flow activities used $4.5 million during the six months ended June 30, 2019, primarily due to $1.4 million net paid in long-term debt principal and $2.9 million cash paid in dividends.
We believe that paying dividends is an effective way of providing an investment return to our stockholders and a beneficial use of our cash. However, the declaration of dividends by CPSI is subject to compliance with the terms of our Amended and Restated Credit Agreement and the discretion of our Board of Directors, which may decide to change or terminate the Company's dividend policy at any time. Our Board of Directors will continue to take into account such matters as general business conditions, capital needs, our financial results and other such factors the Board of Directors may deem relevant.
Credit Agreement
As of June 30, 2020, we had $75.0 million in principal amount outstanding under the term loan facility and $28.6 million in principal amount outstanding under the revolving credit facility. Each of our credit facilities continues to bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted LIBOR rate for the relevant interest period, subject to a floor of 0.50%, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate, subject to the aforementioned floor, plus one percent per annum, or (3) a combination of (1) and (2). The applicable margin range for LIBOR loans and the letter of credit fee ranges from 1.8% to 3.0%. The applicable margin range for base rate loans ranges from 0.8% to 2.0%, in each case based on the Company's consolidated net leverage ratio.
Principal payments with respect to the term loan facility are due on the last day of each fiscal quarter beginning September 30, 2020, with quarterly principal payments of approximately $0.9 million through June 30, 2022, approximately $1.4 million through June 30, 2024 and approximately $1.9 million through March 31, 2025, with maturity on June 16, 2025 or such earlier date as the obligations under the Amended and Restated Credit Agreement become due and payable pursuant to the terms of such agreement. Any principal outstanding under the revolving credit facility is due and payable on the maturity date.
Our credit facilities are secured pursuant to an Amended and Restated Pledge and Security Agreement, dated June 16, 2020, among the parties identified as obligors therein and Regions, as collateral agent, on a first priority basis by a security interest in substantially all of the tangible and intangible assets (subject to certain exceptions) of the Company and certain subsidiaries of the Company, as guarantors (collectively, the “Subsidiary Guarantors”), including certain registered intellectual property and the capital stock of certain of the Company’s direct and indirect subsidiaries. Our obligations under the Amended and Restated Credit Agreement are also guaranteed by the Subsidiary Guarantors.
The Amended and Restated Credit Agreement provides incremental facility capacity of $50 million, subject to certain conditions. The Amended and Restated Credit Agreement includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated net leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. The Amended and Restated Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio of 1.25:1.00 throughout the duration of such agreement. Under the Amended and Restated Credit Agreement, the Company is required to comply with a maximum consolidated net leverage ratio of 3.50:1.00. The Amended and Restated Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default. We believe that we were in compliance with the covenants contained in such agreement as of June 30, 2020.
The Amended and Restated Credit Agreement requires the Company to mandatorily prepay the credit facilities with 50% of excess cash flow (minus certain specified other payments). This mandatory prepayment requirement is applicable only if the Company's consolidated net leverage ratio exceeds 2.50:1.00. The Company is permitted to voluntarily prepay the credit facilities at any time without penalty, subject to customary “breakage” costs with respect to prepayments of LIBOR rate loans made on a day other than the last day of any applicable interest period. An excess cash flow prepayment related to excess cash flow generated during 2019 was not required during the first quarter of 2020.

Backlog
Backlog consists of revenues we reasonably expect to recognize over the next twelve months under all existing contracts, including those with remaining performance obligations that have original expected durations of one year or less and those with fees that are variable in which we estimate future revenues. The revenues to be recognized may relate to a combination of one-time fees for system sales and recurring fees for support and maintenance and TruBridge services. As of June 30, 2020, we had a twelve-month backlog of approximately $14 million in connection with non-recurring system purchases and approximately $220 million in connection with recurring payments under support and maintenance, Cloud EHR contracts, and TruBridge services. As of June 30, 2019, we had a twelve-month backlog of approximately $17 million in connection with non-recurring system purchases and approximately $227 million in connection with recurring payments under support and maintenance and TruBridge services.
Bookings
Bookings is a key operational metric used by management to assess the relative success of our sales generation efforts, and were as follows for the six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
System sales and support (1)
Acute Care EHR	$11,933	$9,851	$20,852	$18,135
Post-acute Care EHR	2,166	1,735	3,079	3,166
Total system sales and support	14,099	11,586	23,931	21,301

TruBridge (2)	5,905	3,096	15,416	7,324

Total bookings	$20,004	$14,682	$39,347	$28,625

(1) Generally calculated as the total contract price (for system sales) and annualized contract value (for support).
(2) Generally calculated as the total contract price (for non-recurring, project-related amounts) and annualized contract value (for recurring amounts).
Acute Care EHR bookings in the second quarter of 2020 increased by $2.1 million, or 21%, over the second quarter of 2019, and increased by $2.7 million, or 15%, year-to-date 2020 compared to year-to-date 2019, mostly propelled by increased demand for new EHR installations. New EHR installation bookings increased by $1.6 million over the second quarter of 2019 and $3.8 million over the first six months of 2019, with the first six months of 2019 being negatively impacted by a $1.8 million decrease in MU3-related bookings.

Post-acute Care EHR bookings in the second quarter of 2020 increased by $0.4 million, or 25%, over the second quarter of 2019, and were relatively flat in the first six months of 2020 compared to the first six months of 2019. The increase in bookings during the second quarter of 2020 was mostly attributable to successful execution of a particularly large EHR opportunity.

TruBridge bookings increased by $2.8 million, or 91%, over the second quarter of 2019, and increased by $8.1 million, or 110%, over the first six months of 2019. These increases are mostly due to the combined impacts of (1) our recently-introduced initiative to expand our TruBridge footprint outside of our traditional EHR customers base, resulting in significant client wins, and (2) a poor sales environment during the first half of 2019 driven by a lack of urgency on the part of prospective customers, impacting the timing of customer decisions for purchasing TruBridge services.

Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements, as defined by Item 303(a)(4) of SEC Regulation S-K, as of June 30, 2020.

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
In our Annual Report on Form 10-K for the year ended December 31, 2019, we identified our critical accounting polices related to revenue recognition, allowance for doubtful accounts, allowance for credit losses, and estimates. There have been no significant changes to these critical accounting policies during the six months ended June 30, 2020.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk relates primarily to the potential change in the British Bankers Association London Interbank Offered Rate ("LIBOR"). We had $103.6 million of outstanding borrowings under our credit facilities with Regions Bank at June 30, 2020. The term loan facility and revolving credit facility bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted LIBOR rate for the relevant interest period, subject to a floor of 0.50%, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate, subject to the aforementioned floor, plus one percent per annum, or (3) a combination of (1) and (2). Accordingly, we are exposed to fluctuations in interest rates on borrowings under the credit facilities. A one hundred basis point change in interest rate on our borrowings outstanding as of June 30, 2020 would result in a change in interest expense of approximately $1.0 million annually.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
From time to time, we are involved in routine litigation that arises in the ordinary course of business. We are not currently involved in any claims outside the ordinary course of business that are material to our financial condition or results of operations.

Item 1A.	Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or operating results. Other than as described below, there have been no material changes to the risk factors disclosed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K.
The impact of COVID-19 and related economic disruptions have materially affected our revenue and could materially affect our gross margin and income, as well as our financial position and/or liquidity.

Beginning in March 2020, the global pandemic related to the novel coronavirus COVID-19 began to impact the global economy and our results of operations. Because of the size and breadth of this pandemic, all of the direct and indirect consequences of COVID-19 are not yet known and may not emerge for some time. Risks presented by the ongoing effects of COVID-19 include the following:
•Revenues, Gross Margins and Income. The impact of COVID-19 on our community hospital client base, and the related decrease in patient volumes, have negatively impacted, and will continue to negatively impact, our variable revenues, gross margins and income driven by collection volume. Additionally, new EHR system installations have been, and will continue to be, negatively impacted by restrictive travel and social distancing protocols. We began to experience this impact in March 2020, which increased in significance in the second quarter of 2020. The Company expects these impacts to continue for the remainder of 2020 and beyond, but the degree of the impact will depend on the ability of our community hospital clients to return to normal operations and patient volume. In addition, although we have experienced no notable disruption to our operating cash flows through the date of this report, we currently expect that the aforementioned limitations on travel and decreased client patient volumes will ultimately result in decreased cash collections from our customers as long as these conditions persist. For further discussion, see “Failure to maintain our margins and services rates for implementation services could have a material adverse effect on our operating performance and financial conditions” in the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2019.
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

10.1
Amended and Restated Credit Agreement, dated as of June 16, 2020, by and among Computer Programs and Systems, Inc., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated June 18, 2020 and incorporated herein by reference).

10.2
Amended and Restated Pledge and Security Agreement, dated as of June 16, 2020, by and among the parties identified as Obligors therein and Regions Bank, as collateral agent (filed as Exhibit 10.2 to CPSI’s Current Report on Form 8-K dated June 18, 2020 and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Form 10-Q for the period ended June 30, 2020

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER PROGRAMS AND SYSTEMS, INC.

August 5, 2020	By:	/s/ J. Boyd Douglas
J. Boyd Douglas
President and Chief Executive Officer

August 5, 2020	By:	/s/ Matt J. Chambless
Matt J. Chambless
Chief Financial Officer