Form 10-Q
period 2020-09-30
COMPUTER PROGRAMS & SYSTEMS INC
filed 2020-11-09
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 6, 2020, there were 14,512,105 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.
Quarterly Report on Form 10-Q
(For the three and nine months ended September 30, 2020)

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$11,777	$7,357
Accounts receivable (net of allowance for expected credit losses of $2,155 and $2,078, respectively)	33,698	38,819
Financing receivables, current portion, net (net of allowance for expected credit losses of $158 and $165, respectively)	12,535	12,032
Inventories	1,290	1,426
Prepaid income taxes	1,988	1,337
Prepaid expenses and other	6,990	5,861
Total current assets	68,278	66,832
Property and equipment, net	13,500	11,593
Software development costs, net	2,278	—
Operating lease assets	6,919	7,800
Financing receivables, net of current portion (net of allowance for expected credit losses of $1,934 and $2,806, respectively)	13,998	18,267
Other assets, net of current portion	2,407	1,771
Intangible assets, net	74,511	83,110
Goodwill	150,216	150,216
Total assets	$332,107	$339,589
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,987	$8,804
Current portion of long-term debt	3,457	8,430
Deferred revenue	7,454	8,628
Accrued vacation	5,520	4,301
Other accrued liabilities	11,099	11,767
Total current liabilities	35,517	41,930
Long-term debt, net of current portion	86,224	99,433
Operating lease liabilities, net of current portion	5,377	6,256
Deferred tax liabilities	8,683	7,623
Total liabilities	135,801	155,242
Stockholders’ equity:
Common stock, $0.001 par value; 30,000 shares authorized; 14,512 and 14,356 shares issued and outstanding, respectively	15	14
Additional paid-in capital	179,791	174,618
Retained earnings	16,500	9,715
Total stockholders’ equity	196,306	184,347
Total liabilities and stockholders’ equity	$332,107	$339,589
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales revenues:
System sales and support	$40,388	$40,990	$116,297	$123,877
TruBridge	27,945	27,709	81,342	80,119
Total sales revenues	68,333	68,699	197,639	203,996
Costs of sales:
System sales and support	17,628	18,761	51,901	54,776
TruBridge	15,287	14,023	44,100	41,660
Total costs of sales	32,915	32,784	96,001	96,436
Gross profit	35,418	35,915	101,638	107,560
Operating expenses:
Product development	8,549	9,158	25,190	27,684
Sales and marketing	6,359	6,654	18,526	21,158
General and administrative	11,440	10,996	34,242	34,909
Amortization of acquisition-related intangibles	2,866	3,100	8,599	8,139
Total operating expenses	29,214	29,908	86,557	91,890
Operating income	6,204	6,007	15,081	15,670
Other income (expense):
Other income	916	4	1,241	535
Loss on extinguishment of debt	—	—	(202)	—
Interest expense	(850)	(1,702)	(2,832)	(5,269)
Total other income (expense)	66	(1,698)	(1,793)	(4,734)
Income before taxes	6,270	4,309	13,288	10,936
Provision for income taxes	1,002	174	2,165	1,695
Net income	$5,268	$4,135	$11,123	$9,241
Net income per common share—basic	$0.36	$0.29	$0.77	$0.65
Net income per common share—diluted	$0.36	$0.29	$0.77	$0.65
Weighted average shares outstanding used in per common share computations:
Basic	14,095	13,829	14,022	13,760
Diluted	14,095	13,829	14,022	13,760
Dividends declared per common share	$0.10	$0.10	$0.30	$0.30
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity

	Shares	Amount
Three Months Ended September 30, 2020 and 2019:
Balance at June 30, 2020	14,512	$15	$178,227	$12,683	$190,925
Net income	—	—	—	5,268	5,268
Stock-based compensation	—	—	1,564	—	1,564
Dividends	—	—	—	(1,451)	(1,451)
Balance at September 30, 2020	14,512	$15	$179,791	$16,500	$196,306

Balance at June 30, 2019	14,355	$14	$169,920	$(2,775)	$167,159
Net income	—	—	—	4,135	4,135
Common stock issued upon exercise of stock options	1	—	3	—	3
Stock-based compensation	—	—	2,170	—	2,170
Dividends	—	—	—	(1,436)	(1,436)
Balance at September 30, 2019	14,356	$14	$172,093	$(76)	$172,031

Nine Months Ended September 30, 2020 and 2019:
Balance at December 31, 2019	14,356	$14	$174,618	$9,715	$184,347
Net income	—	—	—	11,123	11,123
Issuance of restricted stock	156	1	(1)	—	—
Stock-based compensation	—	—	5,174	—	5,174
Dividends	—	—	—	(4,338)	(4,338)
Balance at September 30, 2020	14,512	$15	$179,791	$16,500	$196,306

Balance at December 31, 2018	14,083	$14	$164,793	$(5,024)	$159,783
Net income	—	—	—	9,241	9,241
Common stock issued upon exercise of stock options	1	—	3	—	3
Issuance of restricted stock	272	—	—	—	—
Stock-based compensation	—	—	7,297	—	7,297
Dividends	—	—	—	(4,293)	(4,293)
Balance at September 30, 2019	14,356	$14	$172,093	$(76)	$172,031
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating Activities:
Net income	$11,123	$9,241
Adjustments to net income:
Provision for bad debt	2,695	1,975
Deferred taxes	1,060	376
Stock-based compensation	5,174	7,297
Depreciation	1,334	1,084
Amortization of acquisition-related intangibles	8,599	8,139
Amortization of software development costs	79	—
Amortization of deferred finance costs	242	259
Loss on extinguishment of debt	202	—
Changes in operating assets and liabilities:
Accounts receivable	3,490	(157)
Financing receivables	2,701	3,483
Inventories	136	26
Prepaid expenses and other	(1,765)	(1,426)
Accounts payable	(817)	1,318
Deferred revenue	(1,174)	(1,975)
Other liabilities	553	(4,116)
Prepaid income taxes/income taxes payable	(651)	(11)
Net cash provided by operating activities	32,981	25,513
Investing Activities:
Purchase of business, net of cash received	—	(10,733)
Investment in software development	(2,356)	—
Purchase of property and equipment	(3,241)	(1,670)
Net cash used in investing activities	(5,597)	(12,403)
Financing Activities:
Dividends paid	(4,338)	(4,293)
Proceeds from long-term debt	67	—
Payments of long-term debt principal	(3,132)	(11,665)
Payments of contingent consideration	—	(206)
Proceeds from revolving line of credit	—	11,000
Payments of revolving line of credit	(15,561)	(9,693)
Proceeds from exercise of stock options	—	3
Net cash used in financing activities	(22,964)	(14,854)
Increase (decrease) in cash and cash equivalents	4,420	(1,744)
Cash and cash equivalents at beginning of period	7,357	5,732
Cash and cash equivalents at end of period	$11,777	$3,988
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,588	$5,003
Cash paid for income taxes, net of refund	$1,756	$1,330
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

The following table details deferred revenue for the nine months ended September 30, 2020 and 2019, included in the condensed consolidated balance sheets:

(In thousands)	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Beginning balance	$8,628	$10,201
Deferred revenue recorded	13,633	13,888
Deferred revenue acquired	—	430
Less deferred revenue recognized as revenue	(14,807)	(15,863)
Ending balance	$7,454	$8,656
The deferred revenue recorded during the nine months ended September 30, 2020 is comprised primarily of the annual renewals of certain software subscriptions billed during the first quarter of each year and deposits collected for future EHR installations. The deferred revenue recognized as revenue during the nine months ended September 30, 2020 and 2019 is comprised primarily of the periodic recognition of annual renewals that were deferred until earned and deposits for future EHR installations that were deferred until earned.
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
The following table details costs to obtain and fulfill contracts with customers for the nine months ended September 30, 2020 and 2019, included in the condensed consolidated balance sheets:

(In thousands)	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Beginning balance	$4,440	$3,017
Costs to obtain and fulfill contracts capitalized	4,839	4,130
Less costs to obtain and fulfill contracts recognized as expense	(4,044)	(3,509)
Ending balance	$5,235	$3,638
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

5. PROPERTY AND EQUIPMENT
Property and equipment, net was comprised of the following at September 30, 2020 and December 31, 2019:

(In thousands)	September 30, 2020	December 31, 2019
Land	$2,848	$2,848
Buildings and improvements	8,147	8,039
Computer equipment	7,144	4,011
Leasehold improvements	1,712	1,712
Office furniture and fixtures	2,018	2,018
Automobiles	18	18
Property and equipment, gross	21,887	18,646
Less: accumulated depreciation	(8,387)	(7,053)
Property and equipment, net	$13,500	$11,593

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
Software development, net was comprised of the following at September 30, 2020 and December 31, 2019:

(In thousands)	September 30, 2020	December 31, 2019
Software development costs	$2,357	$—
Less: accumulated amortization	(79)	—
Software development costs, net	$2,278	$—

7.     OTHER ACCRUED LIABILITIES
Other accrued liabilities was comprised of the following at September 30, 2020 and December 31, 2019:

(In thousands)	September 30, 2020	December 31, 2019
Salaries and benefits	$6,382	$6,946
Severance	7	329
Commissions	1,071	1,037
Self-insurance reserves	1,399	1,382
Other	698	529
Operating lease liabilities, current portion	1,542	1,544
Other accrued liabilities	$11,099	$11,767

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
The following is a calculation of the basic and diluted EPS for the Company's common stock, including a reconciliation between net income and net income attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2020	2019	2020	2019
Net income	$5,268	$4,135	$11,123	$9,241
Less: Net income attributable to participating securities	(151)	(151)	(338)	(347)
Net income attributable to common stockholders	$5,117	$3,984	$10,785	$8,894

Weighted average shares outstanding used in basic per common share computations	14,095	13,829	14,022	13,760
Add: Dilutive potential common shares	—	—	—	—
Weighted average shares outstanding used in diluted per common share computations	14,095	13,829	14,022	13,760

Basic EPS	$0.36	$0.29	$0.77	$0.65
Diluted EPS	$0.36	$0.29	$0.77	$0.65
During 2018, 2019 and 2020, performance share awards were granted to certain executive officers and key employees of the Company that will result in the issuance of time-vesting restricted stock or common stock if the predefined performance criteria are met. The awards provide for an aggregate target of 252,852 shares, none of which have been included in the calculation of diluted EPS for the three and nine months ended September 30, 2020 because the related threshold award performance levels have not been achieved as of September 30, 2020. See Note 10 - Stock-Based Compensation and Equity for more information.

9.     INCOME TAXES
The Company determines the tax provision for interim periods using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Our effective tax rate for the three months ended September 30, 2020 increased to 16.0% from 4.0% for the three months ended September 30, 2019, mostly as increased income before taxes during the third quarter of 2020 had the effect of reducing the effective tax rate impact related to research and development ("R&D") tax credits compared to the third quarter of 2019. R&D tax credits, inclusive of provision-to-return adjustments, benefited our effective tax rate by 10.7% during the third quarter of 2020 compared to a 20.0% benefit during the third quarter of 2019.
Similarly, our effective tax rate for the nine months ended September 30, 2020 increased to 16.3% from 15.5% for the nine months ended September 30, 2019, mostly as increased income before taxes during the first nine months of 2020 had the effect of reducing the effective tax rate impact related to R&D tax credits compared to the first nine months of 2019. R&D tax credits, inclusive of provision-to-return adjustments, benefited our effective tax rate by 12.4% during the first nine months of 2020 compared to a 12.8% benefit during the first nine months of 2019.

10.   STOCK-BASED COMPENSATION AND EQUITY
Stock-based compensation expense is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee's or non-employee director's requisite service period.
The following table details total stock-based compensation expense for the three and nine months ended September 30, 2020 and 2019, included in the condensed consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Costs of sales	$321	$467	$1,100	$1,514
Operating expenses	1,243	1,703	4,074	5,783
Pre-tax stock-based compensation expense	1,564	2,170	5,174	7,297
Less: income tax effect	(344)	(477)	(1,138)	(1,605)
Net stock-based compensation expense	$1,220	$1,693	$4,036	$5,692
The Company's stock-based compensation awards are in the form of restricted stock and performance share awards granted pursuant to the Company's Amended and Restated 2012 Restricted Stock Plan for Non-Employee Directors, Amended and Restated 2014 Incentive Plan and 2019 Incentive Plan, as amended (the "Plans"). As of September 30, 2020, there was $6.8 million of unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the Plans, which is expected to be recognized over a weighted-average period of 1.6 years.
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

A summary of restricted stock activity (including shares of restricted stock issued pursuant to the settlement of performance share awards) under the Plans during the nine months ended September 30, 2020 and 2019 is as follows:

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Shares	Weighted-Average Grant Date Fair Value Per Share	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested restricted stock outstanding at beginning of period	525,859	$30.51	475,132	$32.00
Granted	136,771	26.16	133,936	30.89
Performance share awards settled through the issuance of restricted stock	19,678	30.15	138,566	29.80
Vested	(265,518)	30.85	(221,775)	33.48
Unvested restricted stock outstanding at end of period	416,790	$28.85	525,859	$30.51
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

A summary of performance share award activity under the Plans during the nine months ended September 30, 2020 and 2019 is as follows, based on the target award amounts set forth in the performance share award agreements:

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Shares	Weighted-Average Grant Date Fair Value Per Share	Shares	Weighted-Average Grant Date Fair Value Per Share
Performance share awards outstanding at beginning of period	200,709	$30.75	184,776	$30.15
Granted	107,298	26.96	110,310	30.95
Adjusted for actual performance, net of forfeitures	(35,477)	30.15	44,189	29.77
Performance share awards settled through the issuance of restricted stock	(19,678)	30.15	(138,566)	29.80
Performance share awards outstanding at end of period	252,852	$29.27	200,709	$30.75

Stock Repurchases
On September 4, 2020, our Board of Directors approved a stock repurchase program under which we may repurchase up to $30.0 million of our common stock through September 3, 2022. We repurchased no shares during the three or nine months ended September 30, 2020. The approximate dollar value of shares that may yet be repurchased under the stock repurchase program was $30.0 million as of September 30, 2020. Any future stock repurchase transactions may be made through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Any repurchase activity will depend on many factors, such as the availability of shares of our common stock, general market conditions, the trading price of our common stock, alternative uses for capital, the Company’s financial performance, compliance with the terms of our Amended and Restated Credit Agreement and other factors. Concurrent with the authorization of this stock repurchase program, the Board of Directors opted to indefinitely suspend all quarterly dividends.

11.   FINANCING RECEIVABLES
Short-Term Payment Plans
The Company provides fixed monthly payment arrangements ("short-term payment plans") over terms ranging from three to twelve months for meaningful use stage three and other add-on software installations. As a practical expedient, we do not adjust the amount of consideration recognized as revenue for the financing component as unearned income when we expect payment within one year or less. These receivables, included in the current portion of financing receivables, were comprised of the following at September 30, 2020 and December 31, 2019:

(In thousands)	September 30, 2020	December 31, 2019
Short-term payment plans, gross	$3,156	$2,361
Less: allowance for losses	(158)	(165)
Short-term payment plans, net	$2,998	$2,196

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
The components of these receivables were as follows at September 30, 2020 and December 31, 2019:

(In thousands)	September 30, 2020	December 31, 2019
Long-term financing arrangements, gross	$28,290	$34,483
Less: allowance for expected credit losses	(1,934)	(2,806)
Less: unearned income	(2,821)	(3,574)
Long-term financing arrangements, net	$23,535	$28,103
Future minimum payments to be received subsequent to September 30, 2020 are as follows:

(In thousands)
Years Ending December 31,
2020	$3,495
2021	9,863
2022	6,964
2023	4,375
2024	2,651
Thereafter	942
Total minimum payments to be received	28,290
Less: allowance for expected credit losses	(1,934)
Less: unearned income	(2,821)
Receivables, net	$23,535

Credit Quality of Financing Receivables and Allowance for Expected Credit Losses
The following table is a roll-forward of the allowance for expected credit losses for the nine months ended September 30, 2020 and year ended December 31, 2019:

(In thousands)	Balance at Beginning of Period	Provision	Charge-offs	Recoveries	Balance at End of Period
September 30, 2020	$2,971	$1,065	$(1,944)	$—	$2,092
December 31, 2019	$2,567	$970	$(566)	$—	$2,971
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

Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. To facilitate customer collection and credit monitoring efforts, financing receivable amounts are invoiced and reclassified to trade accounts receivable when they become due, with all invoiced amounts placed on nonaccrual status. As a result, all past due amounts related to the Company’s financing receivables are included in trade accounts receivable in the accompanying condensed consolidated balance sheets. The following is an analysis of the age of financing receivables amounts (excluding short-term payment plans) that have been reclassified to trade accounts receivable and were past due as of September 30, 2020 and December 31, 2019:

(In thousands)	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due
September 30, 2020	$1,109	$303	$722	$2,134
December 31, 2019	$1,480	$150	$207	$1,837
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

(In thousands)	September 30, 2020	December 31, 2019
Stratification of uninvoiced client financing receivables based on aging of related trade accounts receivable:
Uninvoiced client financing receivables related to trade accounts receivable that are 1 to 90 Days Past Due	$14,869	$18,015
Uninvoiced client financing receivables related to trade accounts receivable that are 91 to 180 Days Past Due	1,133	2,136
Uninvoiced client financing receivables related to trade accounts receivable that are 181 + Days Past Due	3,779	1,972
Total uninvoiced client financing receivables balances of clients with a trade accounts receivable	$19,781	$22,123
Total uninvoiced client financing receivables of clients with no related trade accounts receivable	5,688	8,786
Total financing receivables with contractual maturities of one year or less	3,156	2,361
Less: allowance for expected credit losses	(2,092)	(2,971)
Total financing receivables	$26,533	$30,299

12. INTANGIBLE ASSETS AND GOODWILL
Our purchased definite-lived intangible assets as of September 30, 2020 and December 31, 2019 are summarized as follows:

	September 30, 2020
(In thousands)	Customer Relationships	Trademark	Developed Technology	Total
Gross carrying amount, beginning of period	$84,370	$11,120	$29,700	125,190
Accumulated amortization	(31,856)	(4,085)	(14,738)	(50,679)
Net intangible assets as of September 30, 2020	$52,514	$7,035	$14,962	$74,511
Weighted average remaining years of useful life	8	12	5	8

	December 31, 2019
(In thousands)	Customer Relationships	Trademark	Developed Technology	Total
Gross carrying amount, beginning of period	$82,300	$10,900	$24,100	$117,300
Intangible assets acquired	2,070	220	5,600	7,890
Accumulated amortization	(26,456)	(3,449)	(12,175)	(42,080)
Net intangible assets as of December 31, 2019	$57,914	$7,671	$17,525	$83,110

The following table represents the remaining amortization of definite-lived intangible assets as of September 30, 2020:

(In thousands)
For the year ended December 31,
2020	$2,822
2021	11,003
2022	10,904
2023	10,904
2024	9,681
Thereafter	29,197
Total	$74,511
The following table sets forth the change in the carrying amount of goodwill by segment for the nine months ended September 30, 2020:

(In thousands)	Acute Care EHR	Post-acute Care EHR	TruBridge	Total
Balance as of December 31, 2019	$97,095	$29,570	$23,551	$150,216
Balance as of September 30, 2020	$97,095	$29,570	$23,551	$150,216
Goodwill is evaluated for impairment annually on October 1, or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist.

13. LONG-TERM DEBT
Long-term debt was comprised of the following at September 30, 2020 and December 31, 2019:

(In thousands)	September 30, 2020	December 31, 2019
Term loan facility	$74,063	$88,823
Revolving credit facility	17,000	20,000
Debt obligations	91,063	108,823
Less: unamortized debt issuance costs	(1,382)	(960)
Debt obligation, net	89,681	107,863
Less: current portion	(3,457)	(8,430)
Long-term debt	$86,224	$99,433
As of September 30, 2020, the carrying value of debt approximated the fair value due to the variable interest rate, which reflected the market rate.
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
Anticipated annual future maturities of the term loan facility and revolving credit facility are as follows as of September 30, 2020:

(In thousands)
2020	$938
2021	3,750
2022	4,687
2023	5,625
2024	6,563
Thereafter	69,500
$91,063
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
The Amended and Restated Credit Agreement provides incremental facility capacity of $50 million, subject to certain conditions. The Amended and Restated Credit Agreement includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated net leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. The Amended and Restated Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio of 1.25:1.00 throughout the duration of such agreement. Under the Amended and Restated Credit Agreement, the Company is required to comply with a maximum consolidated net leverage ratio of 3.50:1.00. The Amended and Restated Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default. We believe that we were in compliance with the covenants contained in such agreement as of September 30, 2020.
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
Supplemental balance sheet information related to operating leases was as follows:

(In thousands)	September 30, 2020
Operating lease assets:
Operating lease assets	$6,919
Operating lease liabilities:
Other accrued liabilities	$1,542
Operating lease liabilities, net of current portion	5,377
Total operating lease liabilities	$6,919
Weighted average remaining lease term in years	6
Weighted average discount rate	5.1%
Because our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. We used the incremental borrowing rate on January 1, 2019, for operating leases that commenced prior to that date.

The future minimum lease payments payable under these operating leases subsequent to September 30, 2020 are as follows:

(In thousands)
2020	$394
2021	1,519
2022	1,436
2023	1,363
2024	980
Thereafter	2,382
Total lease payments	8,074
Less imputed interest	(1,155)
Total	$6,919
Total rent expense for the nine months ended September 30, 2020 and 2019 was $1.2 million and $1.6 million, respectively.
Total cash paid for amounts included in the measurement of lease liabilities within operating cash flows from operating leases for the nine months ended September 30, 2020 was $1.2 million.
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
As of September 30, 2020 and December 31, 2019, we did not have any instruments that require fair value measurement.

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
The following table presents a summary of the revenues and gross profits of our three operating segments for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Revenues:
Acute Care EHR
Recurring revenue	$26,421	$26,982	$78,586	$81,462
Non-recurring revenue	9,502	8,983	24,213	25,999
Total Acute Care EHR revenue	35,923	35,965	102,799	107,461
Post-acute Care EHR
Recurring revenue	4,026	4,312	12,157	13,214
Non-recurring revenue	439	713	1,341	3,202
Total Post-acute Care EHR revenue	4,465	5,025	13,498	16,416
TruBridge	27,945	27,709	81,342	80,119
Total revenues	$68,333	$68,699	$197,639	$203,996

Cost of sales:
Acute Care EHR	$16,488	$17,382	$48,288	$50,798
Post-acute Care EHR	1,140	1,379	3,613	3,978
TruBridge	15,287	14,023	44,100	41,660
Total cost of sales	$32,915	$32,784	$96,001	$96,436

Gross profit:
Acute Care EHR	$19,435	$18,583	$54,511	$56,663
Post-acute Care EHR	3,325	3,646	9,885	12,438
TruBridge	12,658	13,686	37,242	38,459
Total gross profit	$35,418	$35,915	$101,638	$107,560

Corporate operating expenses	$(29,214)	$(29,908)	$(86,557)	$(91,890)
Other income	916	4	1,241	535
Loss on extinguishment of debt	—	—	(202)	—
Interest expense	(850)	(1,702)	(2,832)	(5,269)
Income before taxes	$6,270	$4,309	$13,288	$10,936

18.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of the Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

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

The COVID-19 pandemic has caused, and is continuing to cause, severe economic, market and other disruptions to the U.S. and global economies. Although the pandemic had a muted impact on our results for the first quarter of 2020, the Company began experiencing increasingly adverse business conditions beginning in the latter half of March through the date of this report, including our results of operations for the third quarter of 2020. Most notably:

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

Despite these adverse business conditions, the pandemic has had a muted impact on our financial condition as of September 30, 2020.

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

This discussion and analysis contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified generally by the use of forward-looking terminology and words such as "expects," "anticipates," "estimates," "believes," "predicts," "intends," "plans," "potential," "may," "continue," "should," "will" and words of comparable meaning. Without limiting the generality of the preceding statement, all statements in this report relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and future financial results are forward-looking statements. We caution investors that any such forward-looking statements are only predictions and are not guarantees of future performance. Certain risks, uncertainties and other factors may cause actual results to differ materially from those projected in the forward-looking statements. Such factors may include:
•the impact of COVID-19 and related economic disruptions, which have materially affected our revenue and could materially affect our gross margin and income, as well as our financial position and/or liquidity;
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
Additional information concerning these and other factors that could cause differences between forward-looking statements and future actual results is discussed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, and this Quarterly Report on Form 10-Q.
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
Our companies currently support approximately 800 acute care facilities and approximately 3,100 post-acute care facilities with a geographically diverse customer mix within the domestic community healthcare market. Our clients primarily consist of community hospitals with fewer than 200 acute care beds, with hospitals having fewer than 100 beds comprising approximately 98% of our acute care EHR client base.
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
Chief among these cross-selling opportunities is the ability to continue to sell TruBridge services into our Acute Care EHR customer base. As a result, retention of existing Acute Care EHR customers is a key component of our long-term growth strategy by protecting this base of potential TruBridge customers, while at the same time serving as a leading indicator of our market position and stability of revenues and cash flows. We determine retention rates by reference to the amount of beginning-of-period Acute Care EHR recurring revenues that have been lost due to customer attrition from our production environment customer base. Historically, these retention rates had consistently remained in the mid-to-high 90th percentile ranges. However, fiscal years 2017 through 2019 saw retention rates decrease to the low 90th percentile ranges due to, among other factors, (i) post-acquisition customer concerns regarding our long-term commitment to the Centriq platform, acquired in January 2016, (ii) an intensified competitive market, primarily due to aggressive pricing and marketing by a highly disruptive new entrant into the Acute Care EHR marketplace, and (iii) the announced sunset of the Classic platform, also acquired in January 2016. During the first nine months of 2020, retention rates are trending back towards the mid-90th percentile ranges, as (i) the lingering effects of the Centriq acquisition continue to abate, (ii) the competitive environment continues to normalize as the aforementioned disruptive new entrant into this market has since departed the market altogether, and (iii) the Classic platform was sunset in the fourth quarter of 2019.

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
For customers electing to purchase our technology solutions under a perpetual license, we have historically made financing arrangements available on a case-by-case basis, depending on the various aspects of the proposed contract and customer attributes. These financing arrangements continue to comprise the majority of our perpetual license installations, and include short-term payment plans and longer-term lease financing through us or third-party financing companies. During 2018, total financing receivables increased dramatically and had a significant impact on operating cash flows. This increase in financing arrangements was primarily due to two reasons. First, meaningful use stage 3 (“MU3”) installations are primarily financed through short-term payment plans and demand for such installations increased significantly in late 2017. Second, competitor financing options, primarily through accounts receivable management collections and Cloud EHR arrangements, have applied pressure to reduce initial customer capital investment requirements for new EHR installations, leading to the offering of long-term lease options. In 2019, we experienced a modest reduction in total financing receivables due to the natural exhaustion of the MU3 opportunity and the aforementioned dramatic shift in license preferences towards SaaS arrangements, the former of which also resulted in a positive impact to operating cash flows. Financing receivables have decreased during 2020, and we expect them to continue to decrease during the remainder of 2020 and 2021, with a corresponding beneficial impact to operating cash flows, as the trends related to MU3 purchases and SaaS arrangements continue.
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
COVID-19
The continuing impacts of COVID-19 and related economic conditions on the Company’s results are highly uncertain and outside the Company’s control. The scope, duration and magnitude of the direct and indirect effects of COVID-19 are evolving rapidly in ways that are difficult or impossible to anticipate. In addition, because COVID-19 did not begin to affect the Company’s financial results until late in the first quarter of 2020 and the highly uncertain nature of this challenge, its impact on the Company’s results in the first nine months of 2020 may not be indicative of its impact on the Company’s results for the remainder of 2020.
As a result of COVID-19, community hospital patient volume in the United States and other countries around the world have rapidly deteriorated. Although recent operational metrics indicate promising signs that these patient volumes are improving, the persistence of the pandemic and the unprecedented nature of the resulting challenges it has imposed on national and global healthcare and economic systems are likely to continue to negatively impact patient volumes and make uncertain the exact path to recovery for community hospitals. These decreased levels of our hospital clients' patient volumes have negatively impacted, and will continue to negatively impact, our revenues, gross margins, and income for our TruBridge service offerings. Additionally, new EHR system installations have been, and will continue to be, negatively impacted by restrictive travel and social distancing protocols. The Company began to experience this impact in March 2020, which increased in significance during the second quarter of 2020 and showed gradual signs of improvement during the third quarter of 2020. The Company expects these impacts to continue for the remainder of 2020 and beyond, but the degree of the impact will depend on the ability of our community hospital clients to return to normal operations and patient volume. We believe that COVID-19 has impacted, and will continue to impact, our business results in the following additional areas:
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
•Cash collections – A delay in client cash collections due to COVID-19’s impact on national reimbursement processes, and client focus on managing their own organizations’ liquidity during this time, could impact our cash collections. The federal government has allocated unprecedented resources specifically designed to assist healthcare providers with their operating and capital needs during the pandemic, allocating a total of $175 billion through the Coronavirus Aid, Relief, and Economic Security (CARES) Act Provider Relief Fund. Further, $10 billion has been specifically targeted for rural providers, which is of particular interest to our client base, which is comprised mostly of non-urban community hospitals. Of this $10 billion, the average rural hospital was expected to receive a total of approximately $3.6 million in direct financial relief. While these funds certainly help mitigate the financial pressures our clients face, the clinical and operational challenges remain immense and are likely to cause certain of our customers to more aggressively manage cash resources in order to preserve liquidity, resulting in uncharacteristic aging of our trade accounts receivable. Additionally, the aforementioned decrease in community hospital patient volumes has had, and will continue to have, a negative impact on TruBridge billings for services and resulting revenues. These factors would translate to lower cash flows from operating activities. Lower cash flows from operating activities may impact how we execute under our capital allocation strategy and may adversely affect our financial condition.
Results of Operations
During the nine months ended September 30, 2020, we generated revenues of $197.6 million from the sale of our products and services, compared to $204.0 million during the nine months ended September 30, 2019, a decrease of 3% that is primarily attributed to reduced MU3 revenue opportunities as the related October 1, 2019 compliance deadline has passed and the impact of COVID-19 on client purchasing and implementation plans. Our net income for the nine months ended September 30, 2020 increased by $1.9 million to $11.1 million from the nine months ended September 30, 2019, primarily as the aforementioned revenue declines have been offset by corresponding decreases in operating expenses and decreased interest expense arising from our long-term debt obligations. Net cash provided by operating activities increased by $7.5 million to $33.0 million during the nine months ended September 30, 2020, primarily due to changes in working capital and the aforementioned increase in net income.

The following table sets forth certain items included in our results of operations for the three and nine months ended September 30, 2020 and 2019, expressed as a percentage of our total revenues for these periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
(In thousands)	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
System sales and support:
Acute Care EHR	$35,923	52.6%	$35,965	52.4%	$102,799	52.0%	$107,461	52.7%
Post-acute Care EHR	4,465	6.5%	5,025	7.3%	13,498	6.8%	16,416	8.0%
Total System sales and support	40,388	59.1%	40,990	59.7%	116,297	58.8%	123,877	60.7%
TruBridge	27,945	40.9%	27,709	40.3%	81,342	41.2%	80,119	39.3%
Total sales revenues	68,333	100.0%	68,699	100.0%	197,639	100.0%	203,996	100.0%
Costs of sales:
System sales and support:
Acute Care EHR	16,488	24.1%	17,382	25.3%	48,288	24.4%	50,798	24.9%
Post-acute Care EHR	1,140	1.7%	1,379	2.0%	3,613	1.8%	3,978	2.0%
Total System sales and support	17,628	25.8%	18,761	27.3%	51,901	26.3%	54,776	26.9%
TruBridge	15,287	22.4%	14,023	20.4%	44,100	22.3%	41,660	20.4%
Total costs of sales	32,915	48.2%	32,784	47.7%	96,001	48.6%	96,436	47.3%
Gross profit	35,418	51.8%	35,915	52.3%	101,638	51.4%	107,560	52.7%
Operating expenses:
Product development	8,549	12.5%	9,158	13.3%	25,190	12.7%	27,684	13.6%
Sales and marketing	6,359	9.3%	6,654	9.7%	18,526	9.4%	21,158	10.4%
General and administrative	11,440	16.7%	10,996	16.0%	34,242	17.3%	34,909	17.1%
Amortization of acquisition-related intangibles	2,866	4.2%	3,100	4.5%	8,599	4.4%	8,139	4.0%
Total operating expenses	29,214	42.8%	29,908	43.5%	86,557	43.8%	91,890	45.0%
Operating income	6,204	9.1%	6,007	8.7%	15,081	7.6%	15,670	7.7%
Other income (expense):
Other income	916	1.3%	4	—%	1,241	0.6%	535	0.3%
Loss on extinguishment of debt	—	—%	—	—%	(202)	(0.1)%	—	—%
Interest expense	(850)	(1.2)%	(1,702)	(2.5)%	(2,832)	(1.4)%	(5,269)	(2.6)%
Total other income (expense)	66	0.1%	(1,698)	(2.5)%	(1,793)	(0.9)%	(4,734)	(2.3)%
Income before taxes	6,270	9.2%	4,309	6.3%	13,288	6.7%	10,936	5.4%
Provision for income taxes	1,002	1.5%	174	0.3%	2,165	1.1%	1,695	0.8%
Net income	$5,268	7.7%	$4,135	6.0%	$11,123	5.6%	$9,241	4.5%

Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019
Revenues
Total revenues for the three months ended September 30, 2020 decreased by $0.4 million, or less than 1%, compared to the three months ended September 30, 2019.

System sales and support revenues decreased by $0.6 million, or 1%, compared to the third quarter of 2019. System sales and support revenues were comprised of the following during the respective periods:

	Three Months Ended September 30,
(In thousands)	2020	2019
Recurring system sales and support revenues (1)
Acute Care EHR	$26,421	$26,982
Post-acute Care EHR	4,026	4,312
Total recurring system sales and support revenues	30,447	31,294
Non-recurring system sales and support revenues (2)
Acute Care EHR	9,502	8,983
Post-acute Care EHR	439	713
Total non-recurring system sales and support revenues	9,941	9,696
Total system sales and support revenue	$40,388	$40,990

(1) Mostly comprised of support and maintenance, third-party subscriptions, and SaaS revenues.

(2) Mostly comprised of installation revenues from the sale of our acute care and post-acute care EHR solutions and related applications under a perpetual (non-subscription) licensing model.
Recurring system sales and support revenues decreased by $0.8 million, or 3%, compared to the third quarter of 2019. Acute Care EHR recurring revenues decreased by $0.6 million, or 2%, as attrition from the Thrive and Centriq customer base outweighed new Thrive customer growth and additional support and SaaS fees. Post-acute Care EHR recurring revenues decreased by $0.3 million, or 7%, due to attrition attributed to an aggressive competitive environment as we make technological improvements to the AHT product line.
Non-recurring system sales and support revenues increased by $0.2 million, or 3%. Acute Care EHR non-recurring revenues increased by $0.5 million, or 6%. We installed our Acute Care EHR solutions at eight new hospital clients during the third quarter of 2020 (three of which were under a SaaS arrangement, resulting in revenue being recognized ratably over the contract term) compared to five new hospital clients during the third quarter of 2019 (one under a SaaS arrangement). Acute Care EHR revenues from new system implementations increased by $3.1 million, an increase that was mostly offset by a $2.4 million decrease in add-on sales to existing customers, nearly three-quarters of which is attributable to the aforementioned reduced revenue opportunity for MU3 applications. Non-recurring Post-acute Care EHR revenues decreased by $0.3 million, or 38%, as compliance catalysts in place during 2019 have largely abated as Patient Driven Payment Model ("PDMP"), as required by CMS, became effective for post-acute care facilities beginning October 1, 2019.
TruBridge revenues increased by $0.2 million, or 1%, compared to the third quarter of 2019, mostly due to a $0.3 million, or 9%, increase in managed IT services revenues as demand for our cloud hosting services continues to strengthen. The revenue contributions from recent client wins for our accounts receivable management, private pay, and medical coding service offerings have largely been offset by the impact of COVID-19 on the patient volumes of our community hospital customers, as the overwhelming majority of the related revenues are based on such volumes. These three revenue streams combined for a net $0.1 million, or less than 1%, reduction in revenues from the third quarter of 2019.
Costs of Sales
Total costs of sales increased by less than 1%, or $0.1 million, compared to the third quarter of 2019. As a percentage of total revenues, costs of sales remained flat at 48% of revenues in both the third quarter of 2020 and the third quarter of 2019.
Costs of Acute Care EHR system sales and support decreased by $0.9 million, or 5%, compared to the third quarter of 2019, primarily due to travel costs savings of approximately $0.7 million due to the impact of COVID-19 on associate travel. The gross margin on Acute Care EHR system sales and support increased to 54% in the third quarter of 2020, compared to 52% in the third quarter of 2019.
Costs of Post-acute Care EHR system sales and support decreased by $0.2 million, or 17%, compared to the third quarter of 2019, primarily due to reduced third party software costs and improved personnel efficiency. The gross margin on Post-acute Care EHR system sales and support increased to 74% in the third quarter of 2020, compared to 73% in the third quarter of 2019.

Our costs associated with TruBridge sales and support increased by 9%, or $1.3 million, compared to the third quarter of 2019, primarily due to a combined $1.2 million, or 12%, increase in payroll and temporary labor costs. At the onset of the COVID-19 pandemic, we notified our employees, including those whose roles were negatively impacted by the declining patient volumes at our community hospital clients, that we would not execute any payroll cost mitigation efforts in response to COVID-19 through July 31, 2020 and have not, to-date, executed any such efforts. As a result, we have not executed any reduction-in-force or furlough action plans as a result of the pandemic, which severely limited our ability to offset revenue declines with cost savings. This decision, while socially responsible in providing much needed job security to our employees and their families during a period of unprecedented economic hardship, also serves the long-term interests of our shareholders by strengthening our team, improving customer satisfaction, and better positioning us to capture opportunities as our markets recover. The gross margin on these services decreased to 45% in the third quarter of 2020, compared to 49% during the third quarter of 2019.
Product Development
Product development expenses consist primarily of compensation and other employee-related costs (including stock-based compensation) and infrastructure costs incurred, but not capitalized, for new product development and product enhancements. Product development costs decreased by $0.6 million, or 7%, compared to the third quarter of 2019, as $0.9 million of costs were capitalized for software development during the third quarter of 2020 with none in the third quarter of 2019. The incremental benefit from the increased capitalization of software development costs was partially offset by a $0.3 million increase in development costs associated with Get Real Health, which was acquired in May 2019.
Sales and Marketing
Sales and marketing costs decreased by $0.3 million, or 4%, compared to the third quarter of 2019. Commission expense increased by $0.7 million, or 39%, largely due to the aforementioned increase in Acute Care EHR non-recurring revenues from new system implementations. More than offsetting this increase in commission expense was a $0.5 million decrease in travel costs as travel restrictions and social distancing guidelines pose challenges to in-person sales efforts and a $0.4 million decrease in marketing program spend.
General and Administrative
General and administrative expenses increased by $0.4 million, mostly due to a $1.0 million increase in bad debt expense as collection efforts related to a recently closed community hospital customer have been exhausted, requiring a substantial increase in the related allowance for uncollectible financing receivables. This increase in bad debt expense was partially offset by improved health claims experience, resulting in a $0.7 million decrease in costs associated with health benefits we offer to our employees through our self-insured health plans.
Amortization of Acquisition-Related Intangibles
Amortization expense associated with acquisition-related intangible assets decreased by $0.2 million, compared to the third quarter of 2019, due to miscellaneous adjustments to amortization expense associated with Get Real Health intangibles recorded during the third quarter of 2019.
Total Operating Expenses
As a percentage of total revenues, total operating expenses decreased to 43% of revenues in the third quarter of 2020, compared to 44% in the third quarter of 2019.
Total Other Income (Expense)
Total other income (expense) improved to income of $0.1 million during the third quarter of 2020 compared to expense of $1.7 million during the third quarter of 2019. The achievement of shared savings related to our Rural Accountable Care Organization (ACO) Program resulted in a $0.6 million increase in related income, and the combined effects of a decreasing interest rate environment and lowered amounts outstanding under our long-term debt facilities resulted in a $0.9 million decrease in related interest expense.
Income Before Taxes
As a result of the foregoing factors, income before taxes increased by $2.0 million, compared to the third quarter of 2019.
Provision for Income Taxes
Our effective tax rate for the three months ended September 30, 2020 increased to 16% from 4% for the three months ended September 30, 2019, mostly as increased income before taxes during the third quarter of 2020 had the effect of reducing the effective tax rate impact related to research and development ("R&D") tax credits compared to the third quarter of 2019. R&D tax credits, inclusive of provision-to-return adjustments, benefited our effective tax rate by 11% during the third quarter of 2020 compared to a 20% benefit during the third quarter of 2019.
Net Income
Net income for the three months ended September 30, 2020 increased by $1.1 million to $5.3 million, or $0.36 per basic and diluted share, compared with net income of $4.1 million, or $0.29 per basic and diluted share, for the three months ended September 30, 2019. Net income represented 8% of revenue for the three months ended September 30, 2020, compared to 6% of revenue for the three months ended September 30, 2019.
Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019
Revenues
Total revenues for the nine months ended September 30, 2020 decreased by $6.4 million, or 3%, compared to the nine months ended September 30, 2019.
System sales and support revenues decreased by $7.6 million, or 6%, compared to the nine months ended September 30, 2019. System sales and support revenues were comprised of the following during the respective periods:

	Nine Months Ended September 30,
(In thousands)	2020	2019
Recurring system sales and support revenues (1)
Acute Care EHR	$78,586	$81,462
Post-acute Care EHR	12,157	13,214
Total recurring system sales and support revenues	90,743	94,676
Non-recurring system sales and support revenues (2)
Acute Care EHR	24,213	25,999
Post-acute Care EHR	1,341	3,202
Total non-recurring system sales and support revenues	25,554	29,201
Total system sales and support revenue	$116,297	$123,877

(1) Mostly comprised of support and maintenance, third-party subscriptions, and SaaS revenues.

(2) Mostly comprised of installation revenues from the sale of our acute care and post-acute care EHR solutions and related applications under a perpetual (non-subscription) licensing model.
Recurring system sales and support revenues decreased by $3.9 million, or 4%, compared to the nine months ended September 30, 2019. Acute Care EHR recurring revenues decreased by $2.9 million, or 4%, as attrition from the Thrive and Centriq customer base outweighed new Thrive customer growth and additional support and SaaS fees. Post-acute Care EHR recurring revenues decreased $1.1 million, or 8%, due to attrition attributed to an aggressive competitive environment as we make technological improvements to the AHT product line.
Non-recurring system sales and support revenues decreased by $3.6 million, or 12%. Acute Care EHR non-recurring revenues decreased by $1.8 million, or 7%, mostly due to a $3.5 million decrease in revenues for MU3 applications due to the aforementioned reduced revenue opportunities that was partially offset by a $1.1 million increase in special project-related revenues. We installed our Acute Care EHR solutions at 22 new hospital clients during the first nine months of 2020 (14 of which were under a SaaS arrangement, resulting in revenue being recognized ratably over the contract term) compared to 16 new hospital clients during the first nine months of 2019 (five of which were under a SaaS arrangement). Acute Care EHR revenues from new system implementations and add-on sales to existing customers increased $0.5 million from the first nine months of 2019. Non-recurring Post-acute Care EHR revenues decreased by $1.9 million, or 58%, as compliance catalysts in place during 2019 have largely abated.

TruBridge revenues increased by $1.2 million, or 2%, compared to the nine months ended September 30, 2019. Get Real Health, which was acquired during the second quarter of 2019, contributed $2.2 million of revenues during the first nine months of 2020 compared to only $0.7 million during the first nine months of 2019. This $1.5 million increase in Get Real Health revenues was largely offset by combined declining revenues in our remaining revenue sources, as the COVID-19 pandemic and the resulting impact on patient volumes for our community hospital customers offset the revenue gains from recent new client wins. Most notably, revenues from our private pay services offering decreased by $1.3 million, or 13%.
Costs of Sales
Total costs of sales decreased by less than 1%, or $0.4 million, compared to the nine months ended September 30, 2019. As a percentage of total revenues, costs of sales were 49% of revenues in the nine months ended September 30, 2020 compared to 47% of revenues in the nine months ended September 30, 2019.
Costs of Acute Care EHR system sales and support decreased by $2.5 million, or 5%, compared to the first nine months of 2019, as hardware costs decreased by $0.6 million due to a decline in related revenues. Additionally, the impact of COVID-19 on associate travel resulted in reduced travel costs of $1.4 million while improved personnel efficiency combined with natural employee turnover and lowered incentive compensation expense resulted in an $0.8 million decrease in payroll-related costs. The gross margin on Acute Care EHR system sales and support remained flat at 53% during both the first nine months of 2020 and the first nine months of 2019.
Costs of Post-acute Care EHR system sales and support decreased by $0.4 million, or 9%, compared to the first nine months of 2019, primarily due to improved personnel efficiency and travel costs savings due to the impact of COVID-19 on associate travel. The gross margin on Post-acute Care EHR system sales and support decreased to 73% for the first nine months of 2020, compared to 76% for the first nine months of 2019.
Our costs associated with TruBridge sales and support increased by 6%, or $2.4 million, compared to the first nine months of 2019, despite overall declining revenues for non-Get Real Health revenue sources. The primary driver was a payroll increase of $2.6 million, propelled by increasing demand in the second half of 2019 and early 2020 for our accounts receivable management services. At the onset of the pandemic, we notified our employees, including those whose roles were negatively impacted by the declining patient volumes at our community hospital clients, that we would not execute any payroll cost mitigation efforts in response to COVID-19 through July 31, 2020 and have not, to-date, executed any such efforts. As a result, we have not executed any reduction-in-force or furlough action plans as a result of the pandemic, which severely limited our ability to offset revenue declines with cost savings. This decision, while socially responsible in providing much needed job security to our employees and their families during a period of unprecedented economic hardship, also serves the long-term interests of our shareholders by strengthening our team, improving customer satisfaction, and better positioning us to capture opportunities as our markets recover. The gross margin on these services decreased to 46% in the first nine months of 2020, compared to 48% in the first nine months of 2019.
Product Development
Product development expenses consist primarily of compensation and other employee-related costs (including stock-based compensation) and infrastructure costs incurred, but not capitalized, for new product development and product enhancements. Product development costs decreased by $2.5 million, or 9%, compared to the first nine months of 2019, primarily due to $2.4 million of payroll capitalized for software development during the first nine months of 2020 with no such costs capitalized during the first nine months of 2019.
Sales and Marketing
Sales and marketing expenses decreased by $2.6 million, or 12%, compared to the first nine months of 2019, mostly due to the varying impacts of COVID-19 on our sales execution. Specifically, stock-based compensation expense decreased by $0.7 million as the expected impact of the pandemic on our operations has resulted in a reduced near-term outlook, resulting in reduced expected achievement levels for performance share awards granted to executives and certain key employees in 2018 through 2020. Travel costs decreased by $1.1 million as travel restrictions and social distancing guidelines pose challenges to in-person sales efforts and general marketing program spend decreased by $0.9 million.
General and Administrative
General and administrative expenses decreased by $0.7 million, as the $1.3 million increase in employee health claims related to our self-insured health benefits plan for our employees has been offset by decreases in nonrecurring severance and transaction-related expenses and decreased costs associated with our annual client conference. Severance and transaction-related expenses decreased by $1.2 million, due in part to the closing of our acquisition of Get Real Health in the first nine months of 2019. Costs associated with our annual client conference decreased by $1.1 million. This conference, typically held during the second quarter of each year, was originally scheduled for May 2020. In response to the COVID-19 pandemic, we initially postponed the conference until August 2020, subsequently cancelling the 2020 event altogether.
Amortization of Acquisition-Related Intangibles
Amortization expense associated with acquisition-related intangible assets increased by $0.5 million, compared to the first nine months of 2019, due to the inclusion of Get Real Health intangibles.
Total Operating Expenses
As a percentage of total revenues, total operating expenses decreased to 44% of revenues in the first nine months of 2020, compared to 45% in the first nine months of 2019.
Total Other Income (Expense)
Total other income (expense) decreased by $2.9 million to an expense of $1.8 million during the first nine months of 2020 compared to expense of $4.7 million during the first nine months of 2019, primarily as our long-term debt and accompanying interest rate have both decreased from the first nine months of 2019.
Income Before Taxes
As a result of the foregoing factors, income before taxes increased by $2.4 million, compared to the first nine months of 2019.
Provision for Income Taxes
Our effective tax rate for the nine months ended September 30, 2020 increased to 16% from 15% for the nine months ended September 30, 2019, mostly as increased income before taxes during the first nine months of 2020 had the effect of reducing the effective tax rate impact related to R&D tax credits compared to the first nine months of 2019. R&D tax credits, inclusive of provision-to-return adjustments, benefited our effective tax rate by 12% during the first nine months of 2020 compared to a 13% benefit during the first nine months of 2019.
Net Income
Net income for the nine months ended September 30, 2020 increased by $1.9 million to $11.1 million, or $0.77 per basic and diluted share, compared with net income of $9.2 million, or $0.65 million per basic and diluted share, for the nine months ended September 30, 2019. Net income represented 6% of revenue for the nine months ended September 30, 2020, compared to 5% of revenue for the nine months ended September 30, 2019.
Liquidity and Capital Resources
The Company’s liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during the nine months ended September 30, 2020. For further discussion regarding the potential future impacts of COVID-19 and related economic conditions on the Company’s liquidity and capital resources, see “COVID-19” in this Management's Discussion and Analysis of Financial Condition and Results of Operations and Part II, "Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
Sources of Liquidity
As of September 30, 2020, our principal sources of liquidity consisted of cash and cash equivalents of $11.8 million and our remaining borrowing capacity under the revolving credit facility of $91.0 million, compared to $7.4 million of cash and cash equivalents and $30.0 million of remaining borrowing capacity under the revolving credit facility as of December 31, 2019. In conjunction with our acquisition of HHI in January 2016, we entered into a syndicated credit agreement which provided for a $125 million term loan facility and a $50 million revolving credit facility. On June 16, 2020, we entered into an Amended and Restated Credit Agreement that increased the aggregate principal amount of our credit facilities to $185 million, which includes a $75 million term loan facility and a $110 million revolving credit facility.
As of September 30, 2020, we had $91.1 million in principal amount of indebtedness outstanding under the credit facilities. We believe that our cash and cash equivalents of $11.8 million as of September 30, 2020, the future operating cash flows of the combined entity, and our remaining borrowing capacity under the revolving credit facility of $91.0 million as of September 30, 2020, taken together, provide adequate resources to fund ongoing cash requirements for the next twelve months. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of filing of this Form 10-Q.

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
Operating Cash Flow Activities
Net cash provided by operating activities increased by $7.5 million from $25.5 million provided by operations for the nine months ended September 30, 2019 to $33.0 million provided by operations for the nine months ended September 30, 2020. The increase in cash flows provided by operations is primarily due to increased net income and advantageous changes in working capital, which was a net use of cash during the first nine months of 2019 in the amount of $2.9 million, compared to a net inflow of cash during the first nine months of 2020 of $2.5 million.
Investing Cash Flow Activities
Net cash used in investing activities decreased by $6.8 million, with $5.6 million used in the nine months ended September 30, 2020 compared to $12.4 million used during the nine months ended September 30, 2019. Most notably, we used $10.7 million of cash during the first nine months of 2019 to fund our acquisition of Get Real Health. The first nine months of 2020 included $2.4 million in capitalized software development costs compared to none during the first nine months of 2019. Cash outflows for purchases of property and equipment increased from $1.7 million in the first nine months of 2019 to $3.2 million during the first nine months of 2020, mostly due to the addition of a West Coast data center to enhance our remote hosting capabilities. We do not anticipate the need for significant capital expenditures during the remainder of 2020.
Financing Cash Flow Activities
During the nine months ended September 30, 2020, our financing activities used net cash of $23.0 million, as we paid a net $18.6 million in long-term debt principal and declared and paid dividends in the amount of $4.3 million. During the nine months ended June 30, 2019, we made a $7.0 million prepayment on the term loan facility in accordance with the excess cash flow mandatory prepayment requirements of the credit agreement. Financing cash flow activities used $14.9 million during the nine months ended September 30, 2019, primarily due to $10.4 million net paid in long-term debt principal and $4.3 million cash paid in dividends.
On September 4, 2020, our Board of Directors approved a stock repurchase program to repurchase up to $30 million in aggregate amount of the Company's outstanding shares of common stock through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. These shares may be purchased from time to time over a two-year period depending upon market conditions. Our ability to repurchase shares is subject to compliance with the terms of our Amended and Restated Credit Agreement. Concurrent with the authorization of this stock repurchase program, the Board of Directors opted to indefinitely suspend all quarterly dividends.
Credit Agreement
As of September 30, 2020, we had $74.1 million in principal amount outstanding under the term loan facility and $17.0 million in principal amount outstanding under the revolving credit facility. Each of our credit facilities continues to bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted LIBOR rate for the relevant interest period, subject to a floor of 0.50%, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate, subject to the aforementioned floor, plus one percent per annum, or (3) a combination of (1) and (2). The applicable margin range for LIBOR loans and the letter of credit fee ranges from 1.8% to 3.0%. The applicable margin range for base rate loans ranges from 0.8% to 2.0%, in each case based on the Company's consolidated net leverage ratio.
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
The Amended and Restated Credit Agreement provides incremental facility capacity of $50 million, subject to certain conditions. The Amended and Restated Credit Agreement includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated net leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. The Amended and Restated Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio of 1.25:1.00 throughout the duration of such agreement. Under the Amended and Restated Credit Agreement, the Company is required to comply with a maximum consolidated net leverage ratio of 3.50:1.00. The Amended and Restated Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default. We believe that we were in compliance with the covenants contained in such agreement as of September 30, 2020.
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
Backlog
Backlog consists of revenues we reasonably expect to recognize over the next twelve months under all existing contracts, including those with remaining performance obligations that have original expected durations of one year or less and those with fees that are variable in which we estimate future revenues. The revenues to be recognized may relate to a combination of one-time fees for system sales and recurring fees for support and maintenance and TruBridge services. As of September 30, 2020, we had a twelve-month backlog of approximately $9 million in connection with non-recurring system purchases and approximately $233 million in connection with recurring payments under support and maintenance, Cloud EHR contracts, and TruBridge services. As of September 30, 2019, we had a twelve-month backlog of approximately $14 million in connection with non-recurring system purchases and approximately $231 million in connection with recurring payments under support and maintenance and TruBridge services.

Bookings
Bookings is a key operational metric used by management to assess the relative success of our sales generation efforts, and were as follows for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
System sales and support (1)
Acute Care EHR	$11,535	$12,299	$32,387	$30,436
Post-acute Care EHR	2,180	1,066	5,259	4,232
Total system sales and support	13,715	13,365	37,646	34,668

TruBridge (2)	7,760	10,248	23,176	17,572

Total bookings	$21,475	$23,613	$60,822	$52,240

(1) Generally calculated as the total contract price (for system sales) and annualized contract value (for support).
(2) Generally calculated as the total contract price (for non-recurring, project-related amounts) and annualized contract value (for recurring amounts).
Acute Care EHR bookings in the third quarter of 2020 decreased by $0.8 million, or 6%, from the third quarter of 2019 as increased strength in demand for new EHR installations was more than offset by a decline in bookings for add-on applications to existing customers. Year-to-date, this increased strength in demand for new EHR installations has propelled Acute Care EHR bookings to a $2.0 million, or 6%, increase over the first nine months of 2019.

Bookings for our Post-acute Care EHR segment more than doubled in the third quarter of 2020 from the third quarter of 2019 and have increased 24% in the first nine months of 2020 from the first nine months of 2019, primarily as recent investments in AHT's technology solutions are driving demand within the existing AHT customer base for additional applications and upgrades.

TruBridge bookings in the third quarter of 2020 decreased $2.5 million, or 24%, from the third quarter of 2019, primarily as the third quarter of 2019 marked the second-highest bookings period in TruBridge history due to extraordinary strength in bookings from outside of our Acute Care and Post-acute Care EHR customer bases. Year-to-date, TruBridge bookings have increased $5.6 million, or 32%, mostly due to the combined impacts of (1) our recently-introduced initiative to expand our TruBridge footprint outside of our traditional EHR customers base, resulting in significant client wins, and (2) a poor sales environment during the first half of 2019 driven by a lack of urgency on the part of prospective customers, impacting the timing of customer decisions for purchasing TruBridge services.

Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements, as defined by Item 303(a)(4) of SEC Regulation S-K, as of September 30, 2020.
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
In our Annual Report on Form 10-K for the year ended December 31, 2019, we identified our critical accounting polices related to revenue recognition, allowance for doubtful accounts, allowance for credit losses, estimates, and business combinations, including purchased intangible assets. There have been no significant changes to these critical accounting policies during the nine months ended September 30, 2020.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk relates primarily to the potential change in the British Bankers Association London Interbank Offered Rate ("LIBOR"). We had $91.1 million of outstanding borrowings under our credit facilities with Regions Bank at September 30, 2020. The term loan facility and revolving credit facility bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted LIBOR rate for the relevant interest period, subject to a floor of 0.50%, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate, subject to the aforementioned floor, plus one percent per annum, or (3) a combination of (1) and (2). Accordingly, we are exposed to fluctuations in interest rates on borrowings under the credit facilities. A one hundred basis point change in interest rate on our borrowings outstanding as of September 30, 2020 would result in a change in interest expense of approximately $0.9 million annually.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
From time to time, we are involved in routine litigation that arises in the ordinary course of business. We are not currently involved in any claims outside the ordinary course of business that are material to our financial condition or results of operations.

Item 1A.	Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A. Risk Factor in our Quarterly Report on Form 10-Q for the Quarter ended June 30, 2020 (The "Second Quarter Form 10-Q"), which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or operating results. Other than as described below, there have been no material changes to the risk factors disclosed in Part 1, "Item 1A. Risk Factors" in our Annual Report on Form 10-K and the Second Quarter Form 10-Q.
Our stock repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.
In September 2020, our Board of Directors approved a program to repurchase up to a maximum of $30 million of our common through September 3, 2022. Although our Board has authorized a stock repurchase program, this program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The timing and actual number of shares repurchased under the stock repurchase program depends on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. We may effect repurchases under the stock repurchase program from time to time in the open market, in privately negotiated transactions or otherwise. Repurchases pursuant to the stock repurchase program could affect our stock price and increase its volatility. The existence of the stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. The stock repurchase program may be suspended or discontinued at any time, which could cause the market price of our common stock to decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On September 4, 2020, our Board of Directors approved a stock repurchase program under which we may repurchase up to $30.0 million of our common stock through September 3, 2022. We repurchased no shares during the three or nine months ended September 30, 2020. The approximate dollar value of shares that may yet be repurchased under the stock repurchase program was $30.0 million as of September 30, 2020. Any future stock repurchase transactions may be made through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Any repurchase activity will depend on many factors, such as the availability of shares of our common stock, general market conditions, the trading price of our common stock, alternative uses for capital, the Company’s financial performance, compliance with covenants in our credit agreement and other factors. Concurrent with the authorization of this stock repurchase program, the Board of Directors opted to indefinitely suspend all quarterly dividends.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3 to CPSI’s Current Report on Form 8-K dated October 28, 2013 and incorporated herein by reference)

3.3	Amendment to Amended and Restated Bylaws (filed as Exhibit 3.1 to CPSI's Current Report on Form 8-K dated January 22, 2019 and incorporated herein by reference)

10.1	First Amendment to Computer Programs and Systems, Inc. 2019 Incentive Plan

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Form 10-Q for the period ended September 30, 2020

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER PROGRAMS AND SYSTEMS, INC.

November 9, 2020	By:	/s/ J. Boyd Douglas
J. Boyd Douglas
President and Chief Executive Officer

November 9, 2020	By:	/s/ Matt J. Chambless
Matt J. Chambless
Chief Financial Officer