Form 10-K
period 2020-12-31
COMPUTER PROGRAMS & SYSTEMS INC
filed 2021-03-12
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control of financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant at June 30, 2020 was $289,321,922.
As of March 9, 2021, the registrant had outstanding 14,662,160 shares of its common stock.
DOCUMENTS INCORPORATED BY REFERENCE IN THIS FORM 10-K:
Portions of the definitive Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this report to the extent described herein.

TABLE OF CONTENTS

Item No.		Page No.
Special Note Regarding Forward-Looking Statements		3

PART I
1	Business	5
	Overview	5
	Industry Dynamics	5
	Strategy	7
	Our Products and Services	9
	Product Development and Enhancement	14
	Product Management	14
	System Implementation and Training	15
	Clients, Sales and Marketing	15
	Backlog	16
	Competition	17
	Health Information Security and Privacy Practices	18
	Managing Cybersecurity Risks	18
	Intellectual Property	19
	Material Government Regulations	19
	Human Capital	19
	Executive Officers	21
	Company Web Site	22
1A.	Risk Factors	23
1B.	Unresolved Staff Comments	41
2	Properties	41
3	Legal Proceedings	41
4	Mine Safety Disclosures	41

PART II
5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	42
6	Selected Financial Data	43
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	44
7A.	Quantitative and Qualitative Disclosures about Market Risk	57
8	Financial Statements and Supplementary Data	58
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	92
9A.	Controls and Procedures	92
9B.	Other Information	93

PART III
10	Directors, Executive Officers and Corporate Governance	94
11	Executive Compensation	94
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	95
13	Certain Relationships and Related Transactions, and Director Independence	95
14	Principal Accountant Fees and Services	95

PART IV
15	Exhibits and Financial Statement Schedules	96
16	Form 10-K Summary	96
SIGNATURES		96
*Portions of the definitive Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this report to the extent described herein.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified generally by the use of forward-looking terminology and words such as "expects," "anticipates," "estimates," "believes," "predicts," "intends," "plans," "potential," "may," "continue," "should," "will" and words of comparable meaning. Without limiting the generality of the preceding statement, all statements in this Annual Report relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and future financial results are forward-looking statements. We caution investors that any such forward-looking statements are only predictions and are not guarantees of future performance. Certain risks, uncertainties and other factors may cause actual results to differ materially from those projected in the forward-looking statements. The following is a summary of the principal risks that could adversely affect our business, financial condition, results of operations and cash flows.
Risks Related to Our Industry
•the ongoing COVID-19 pandemic and related economic disruption;
•saturation of our target market and hospital consolidations;
•unfavorable economic or market conditions that may cause a decline in spending for information technology and services;
•significant legislative and regulatory uncertainty in the healthcare industry;
•exposure to liability for failure to comply with regulatory requirements;
Risks Related to Our Business
•competition with companies that have greater financial, technical and marketing resources than we have;
•potential future acquisitions that may be expensive, time consuming, and subject to other inherent risks;
•our ability to attract and retain qualified client service and support personnel;
•disruption from periodic restructuring of our sales force;
•our potential inability to manage our growth in the new markets we may enter;
•exposure to numerous and often conflicting laws, regulations, policies, standards or other requirements through our international business activities;
•potential litigation against us;
Risks Related to Our Products and Services
•potential failure to develop new products or enhance current products that keep pace with market demands;
•exposure to claims if our products fail to provide accurate and timely information for clinical decision-making;
•exposure to claims for breaches of security and viruses in our systems;
•undetected errors or problems in new products or enhancements;
•our potential inability to convince customers to migrate to current or future releases of our products;
•failure to maintain our margins and service rates;
•increase in the percentage of total revenues represented by service revenues, which have lower gross margins;
•exposure to liability in the event we provide inaccurate claims data to payors;
•exposure to liability claims arising out of the licensing of our software and provision of services;
•dependence on licenses of rights, products and services from third parties;
•a failure to protect our intellectual property rights;
•exposure to significant license fees or damages for intellectual property infringement;
•service interruptions resulting from loss of power and/or telecommunications capabilities;

Risks Related to Our Indebtedness
•our potential inability to secure additional financing on favorable terms to meet our future capital needs;
•substantial indebtedness that may adversely affect our business operations;
•our ability to incur substantially more debt;
•pressures on cash flow to service our outstanding debt;
•restrictive terms of our credit agreement on our current and future operations;

Risks Related to Our Common Stock and Other General Risks
•changes in and interpretations of financial accounting matters that govern the measurement of our performance;
•the potential for our goodwill or intangible assets to become impaired;
•quarterly fluctuations in our financial results due to various factors;

•volatility in our stock price;
•failure to maintain effective internal control over financial reporting;
•lack of employment or non-competition agreements with most of our key personnel;
•inherent limitations in our internal control over financial reporting;
•vulnerability to significant damage from natural disasters; and
•exposure to market risk related to interest rate changes.
For more information about the risks described above and other risks affecting us, see "Risk Factors" beginning on page 23 of this Annual Report. We also caution investors that the forward-looking information described herein represents our outlook only as of this date, and we undertake no obligation to update or revise any forward-looking statements to reflect events or developments after the date of this Annual Report.

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
Our companies currently support acute care facilities and post-acute care facilities with a geographically diverse customer mix within the domestic community healthcare market. Our target market for our acute care solutions includes community hospitals with fewer than 200 acute care beds. Our primary focus within this defined target market is on hospitals with fewer than 100 beds, which comprise approximately 98% of our acute care hospital EHR customer base. Our target market for our TruBridge services includes community hospitals with fewer than 600 acute care beds. The target market for our post-acute care solutions consists of approximately 15,500 skilled nursing facilities that are either independently owned or part of a larger management group with multiple facilities. During 2020, we generated revenues of $264.5 million from the sale of our products and services.
Industry Dynamics
The healthcare industry is the largest industry in the United States economy, comprising approximately 17.7% of the U.S. gross domestic product in 2019 according to the Centers for Medicare and Medicaid Services ("CMS"). CMS estimates that by fiscal 2028, total U.S. healthcare spending will reach $6.2 trillion, or 19.7% of the estimated U.S. gross domestic product.
Hospital services represents one of the largest categories of total healthcare expenditures, comprising approximately 31% of total healthcare expenditures in 2019 according to the National Center for Health Services. According to the American Hospital Association’s AHA Hospital Statistics, 2021 Edition, there are approximately 3,900 community hospitals in the United States that are in our target market of hospitals with fewer than 200 beds, with approximately 2,900 of those in our primary area of focus of fewer than 100 acute care beds. In addition, there is a market of small specialty hospitals that focus on discrete medical areas such as surgery, rehabilitation and long-term acute care.
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
Changing Economic Dynamics
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
Mandatory cuts in federal spending resulting from the Budget Control Act of 2011 (the "Budget Control Act") became effective in March 2013. Although Medicaid is specifically exempted from the cuts mandated by the legislation, the Budget Control Act includes a reduction of up to 2% in federal Medicare spending, which has been achieved by reduced reimbursements to healthcare providers. Additionally, the Patient Protection and Affordable Care Act, more commonly referred to as the Affordable Care Act (the "ACA"), has put into effect a number of provisions designed to reduce Medicare and Medicaid program spending by significant amounts. As the federal government seeks in the future to further limit deficit spending due to fiscal restraints, it will likely continue to cut entitlement spending programs such as Medicare and Medicaid matching grants, which will place further cost pressures on hospitals and other healthcare providers. Furthermore, federal and state budget shortfalls, exacerbated by the novel coronavirus ("COVID-19") pandemic, as described below, could lead to potential reductions in funding for Medicare and Medicaid. Further reductions in reimbursements from Medicare and Medicaid could lead to hospitals postponing expenditures on information technology.
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
Compounding the combined effects of a likely increase in demand for Medicare and Medicaid services and persistent pressure on related reimbursements, the increasing prevalence of high deductible health plans and value-based reimbursement models is transforming domestic healthcare delivery into a more patient-centric experience. This transformation brings about new and increased data needs, resulting in additional regulatory demands for data that patients find useful in decision-making. These new regulatory demands increase regulatory risks and compliance burdens for CPSI and our clients, but also pose opportunities for CPSI to provide additional value-added products and services to our target market.

One such regulatory demand, the price transparency mandate, became effective in January 2021 for all U.S. hospitals. This mandate requires that hospitals publicly post, online and in a searchable, consumer-friendly manner, standard charge information for at least 300 shopable services, which gives patients the ability to compare payer-specific negotiated charges across healthcare settings. In response to this mandate, we announced in July 2020 the availability of a pricing transparency solution that gives patients the ability to shop for healthcare services based on price, supporting a more patient-driven healthcare experience.
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
The American Recovery and Reinvestment Act of 2009
In 2009, the U.S. federal government enacted the American Recovery and Reinvestment Act (the "ARRA"), which included the Health Information Technology for Economic and Clinical Health Act ("HITECH"). HITECH authorized the EHR incentive program, which provided significant incentive funding to physicians and hospitals that can prove they have adopted and are appropriately using technology such as our EHR solutions. The level to which healthcare providers must prove they are effectively utilizing such solutions in order to qualify for these incentives is measured through an escalating criteria designated as "meaningful use." As a result of our obtaining the required certifications and our track record with our hospital customers successfully achieving meaningful use, the ARRA continues to have a positive impact on our business and the businesses of the community hospitals that comprise our target market.
Similarly, compliance with the meaningful use rules accelerated the purchases of incremental applications by our existing clients. Consequently, our penetration rates within our existing customer base for our current menu of applications have increased significantly under the ARRA, thereby significantly narrowing the market for add-on sales to existing clients in future years. As a result of the announcement from CMS on August 2, 2018 of a final rule changing the attestation period for 2019 and 2020 to any continuous 90-day period instead of the previously-required full year attestation period, hospitals had until October 1, 2019 to install compliant technology in order to meet the requirements of the program during 2019, compared to a deadline of January 1, 2019 under the previous rule. The stage three requirements of the meaningful use program (re-named "Promoting Interoperability" by such rule) provided a significant opportunity for add-on sales revenues during 2017 through 2019. The passing of the October 1, 2019 compliance deadline resulted in reduced MU3-related revenue opportunities throughout 2020.
Continued Push for Improved Patient Care
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
COVID-19 Pandemic
The healthcare industry is at the forefront of the COVID-19 pandemic, with heroic efforts by healthcare providers on the frontlines and advances in technology and science bringing vaccines to market in an unprecedented timeframe. Looking beyond 2020, we believe the pandemic could lead to an acceleration of macro trends already developing in the industry. For example, it is likely that the pandemic advances the role of the federal government as the top regulator and payor for healthcare and that financial distress resulting from the pandemic increases the pace of health system consolidations. Additionally, the quick pivot to virtual healthcare in response to the pandemic has increased consumer expectations, particularly around the convenience of telemedicine and digital health options.
This quick pivot to virtual healthcare accelerated the ongoing increasing demand for telemedicine solutions and services, with recent history suggesting an evolving reimbursement environment that is becoming more receptive to telemedicine with each passing year. In response to this trend and the necessity for virtual care imposed by the COVID-19 pandemic, we accelerated the product roadmap for Get Real Health’s Talk With Your Doc telehealth portal. The product was introduced for general release by April 2020 and was provided to customers free of charge for the remainder of the year.
Strategy
Our objective is to increase the market share of our TruBridge services, aggressively pursue competitive and vulnerable EHR replacement opportunities, and differentiate our products and services on a client experience basis that enables us to sell a broader set of services into a loyal base of clients that are our advocates. During 2020, we took pause and engaged a top-tier international consulting firm to assess our company-wide growth strategy. The outcome of this eight-week effort was the confirmation of our current strategy of cross-selling TruBridge into the existing EHR base, expanding TruBridge market share with sales to new community and larger health systems, and pursuing competitive EHR takeaway opportunities.
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
Market Share/Scale
Over the course of our more than 40 year history of providing valuable technology solutions and services to the acute care and post acute care environments, we have developed a significant customer base of community hospitals and skilled nursing facilities. This customer base is our most valuable asset, providing us with the critical mass necessary to scale our development, client support and service resources to meet the ever changing needs of our customers. In doing so, we solidify our position as a long-term partner with a proven track record in meeting the unique needs of community healthcare.
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
Focus on the Financial Health of Community Healthcare Providers
Given the ongoing transition to value-based reimbursement models, community healthcare providers are under more financial pressure than ever before, and financial health and stability is essential to their longevity and survival. Our accounts receivable management services incorporate proven workflow and processes as well as industry leading revenue cycle management tools. A new aspect of many current payment models is an increasing shift of the financial burden to the patient. Community hospitals typically underperform in private pay collections because of the nature of community healthcare but cannot afford to forego the patient portion of contributions. Through our private pay services, providers can bring in much needed private pay receipts without alienating the local community.
Our operational expertise and technology tools provide proven results in improving claim acceptance rates, accelerating payments from third party payers and increasing private pay collections. We also differentiate our services by working to maintain employment in the community by hiring displaced employees into TruBridge to continue their functional role under TruBridge program management.
Strategic Uses of Capital
2020 marked the culmination of a years-long evolution in the capital allocation strategy of CPSI, a strategy designed to afford the flexibility necessary to be adaptive and opportunistic with future capital allocation decisions. Such flexibility is necessary if we are to continue to bring timely products and services to a rapidly changing healthcare landscape, serving the needs of multiple stakeholder groups as customers benefit from the related products and services and our stockholders benefit from the increasing diversity in revenue sources. Specific components of this years-long evolution include:

•Reducing our leverage profile, while increasing capital availability: Since December 31, 2017, our total bank debt has decreased from $143.5 million to $78.1 million, while the amount available under our revolving credit facility has increased from $17.0 million to $105.0 million.

•Refinancing our debt: In June 2020, we refinanced our outstanding indebtedness with the primary objectives of increasing the maximum borrowing capacity under the revolving credit facility from $50.0 million to $110.0 million and removing absolute-dollar limits on acquisition activity.

•Announcing a share repurchase program, while simultaneously suspending all quarterly dividends: In September 2020, our Board of Directors approved a stock repurchase program under which the Company may repurchase up to $30.0 million of its outstanding shares of common stock over a two-year period. Concurrent with the approval of the stock repurchase program, the Board of Directors opted to indefinitely suspend all quarterly dividends. These joint actions allow CPSI to continue its commitment to returning capital to shareholders, while at the same time enhancing our flexibility to adapt to an ever-changing landscape of alternative uses of capital.
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

Thrive
With the formation of Evident in 2015 came the introduction of our EHR solution under the name Thrive, previously sold under the CPSI name, through which we offer a full array of software applications designed to streamline the flow of information to the primary functional areas of community hospitals using one fully integrated system. We intend to continue to enhance our existing software applications and develop new applications as required by evolving industry standards and the changing needs of our clients. Pursuant to our client support agreements, we provide our clients with software enhancements and upgrades periodically on a when-and-if-available basis. See "Acute Care Support and Maintenance Services." These enhancements enable each client, regardless of its original installation date, to have the benefit of the most advanced Evident products available. Evident's software applications within Thrive:
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
•Patient Engagement. In May 2019, the Company closed its acquisition of Get Real Health. Get Real Health delivers patient engagement and empowerment technology solutions to improve patient outcomes and engagement strategies with care providers.
For additional details on our products, service, and support offerings, visit www.evident.com (Evident), www.healthtech.net (AHT), www.trubridge.com (TruBridge), and www.getrealhealth.com (Get Real Health).
For the results of operations by segment, refer to Note 18 of the consolidated financial statements included herein.
Product Development and Enhancement
The healthcare information technology industry is characterized by rapid technological change requiring us to continually make investments to update, enhance and improve our products and services. These investments have resulted in total expenditures related to our Product Development Services division of approximately $33.5 million, $36.9 million, and $36.4 million during the years ended December 31, 2020, 2019 and 2018, respectively.

Product Management

We formally announced our product management team in November 2018, and in 2019 we began to apply new product management principles throughout our organization to better utilize our valuable resources and maximize value creation and innovation. This team is responsible for launching products, providing industry insight and identifying emerging segments within our target markets. By focusing on the right workflows, aligning the appropriate stakeholders and establishing clear roles and responsibilities, CPSI can make better product decisions faster. The key tenets of product management are being the best stewards of our resources and enabling growth.

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

System Implementation and Training
Conversion Services. When a client purchases or leases one of our systems, we convert their existing data to the new system. Our knowledge of hospital data processing, in conjunction with extensive in-house technical expertise, allows us to accomplish this task in a cost effective manner. When we install a new system, the data conversion has already occurred so that the system is immediately operational. Our goal is for each client to be productive day one in order to eliminate time and money wasted on the costly and inefficient task of maintaining the same data on parallel systems. Our services also relieve the hospital staff of the time-consuming burden of data conversion. The conversion process is the initial phase of our long-term partnership and overall client experience.
Training. In order to integrate the new system and to ensure its success, we spend approximately sixteen weeks providing individualized training remotely and on-site at the go-live. We provide hardware and software application training for all hospital users, including staff members and healthcare providers, during all hospital shifts. We employ nurses, medical technicians, and providers along with our technical training staff in order to help us communicate more effectively with our clients during the training process. This training phase is also part of the overall client experience that is provided to all of our clients.
Clients, Sales and Marketing
Target Markets
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
The expanded target market for our TruBridge services consists of small to mid-size hospitals in the United States. There are approximately 4,850 of these hospitals with fewer than 500 beds. In addition, we are now marketing our services to post-acute care facilities, of which there are approximately 15,500 in the United States.
In the acute care provider market, we are now actively marketing our EHR system to English speaking countries outside the United States, including Canada. We have established business relationships with key Canadian healthcare and technology providers which we believe will be a significant factor in penetrating the Canadian market. We have concluded our evaluation of the unique requirements of the Canadian healthcare system and are actively working on incorporating the necessary changes into our Thrive acute care EHR product.
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

	Year ended December 31,
(In thousands)	2020	2019	2018
Sales revenues:
Domestic	$257,883	$270,966	$280,182
International(1)	6,605	3,668	229
	$264,488	$274,634	$280,411

(1) International sales revenues for 2018 are related solely to the Caribbean nation of St. Maarten, while revenues during 2019 and 2020 also include amounts related to the islands of Turks and Caicos, Canada, England, Australia, and the Netherlands.

Sales Staff
We have dedicated sales organizations in all three business lines: acute care EHR, post-acute care EHR and business management, consulting and managed IT services. Many of our sales personnel are hired from within the Company and have previous experience in client support roles. We believe this experience positions them to more effectively sell our products and services within our target markets. Our sales organizations are generally divided into four areas: sales management, new client sales, existing client sales and sales support staff. New client sales staff are typically organized based on geographic territories, though we also have sales personnel that focus on national accounts in our post-acute care EHR business due to the number of national chain operators in that market. Our sales representatives who sell to existing clients have assigned clients within their territory, which is also geographically based. Some sales representatives in our services areas are assigned specifically to cross-sell services into our acute care EHR and post-acute care EHR client bases. A significant portion of the compensation for all sales personnel except for administrative support staff is commission based.
Marketing Strategy
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
With regard to business management, consulting and managed IT services, we will continue to leverage our proven track record of success in accounts receivable management and private pay collections for community healthcare providers. With the increasing complexity of reimbursement requirements and a global shift in healthcare towards an increase in patient financial responsibility, the ability of our services business to bring expertise and best practice operational efficiencies to bear is a significant competitive advantage. In consulting services, the added complexity brought about by the transition to the ICD-10 code set, a standard transaction code set for diagnostic purposes under HIPAA, has created a significant demand for our coding services. Our strategy is to leverage any services engagement, whether business, IT or consulting, into opportunities to cross-sell other services to the client.
Backlog
Backlog consists of revenues we reasonably expect to recognize over the next twelve months under existing contracts. The revenues to be recognized may relate to a combination of one-time fees for system sales and recurring fees for support and maintenance and TruBridge services. As of December 31, 2020, we had a twelve-month backlog of approximately $10 million in connection with non-recurring system purchases and approximately $242 million in connection with recurring payments under support and maintenance and TruBridge services. As of December 31, 2019, we had a twelve-month backlog of approximately $15 million in connection with non-recurring system purchases and approximately $235 million in connection with recurring payments under support and maintenance and TruBridge services.

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
Our secondary competitors in the acute care EHR market include Allscripts Healthcare Solutions, Inc. and Epic Systems Corporation. These companies are significantly larger than we are, and they typically sell their products and services to larger hospitals outside of our target market. However, they will sometimes compete with us directly or, more commonly, when a larger health system who uses a system from one of these companies will offer it to a smaller hospital as part of a merger or alliance.
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

Health Information Security and Privacy Practices
The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") is a federal law governing the use, disclosure, transmission and storage of certain individually identifiable health information, referred to as "protected health information," and that was enacted for the purpose of, among other things, protecting the privacy and security of protected health information. As directed by HIPAA, the Department of Health and Human Services (the "DHHS") has promulgated standards and rules for certain electronic health transactions, code sets, data security, unique identification numbers and privacy of protected health information. HIPAA and the standards promulgated by DHHS apply to certain health plans, healthcare clearinghouses and healthcare providers (referred to as "covered entities"), which includes our hospital and post-acute care clients. The Health Information Technology for Economic and Clinical Health Act and its implementing regulations published in January 2013 (the "HITECH Act") significantly expand HIPAA by extending privacy and security standards to "business associates" of healthcare providers that are covered entities. Under the HITECH Act, business associates are required to establish administrative, physical and technical safeguards and are subject to direct penalties for violations. Certain of our services frequently entail us acting as a healthcare clearinghouse and/or in the capacity of a business associate to the hospitals and post-acute care clients that we serve. As a result, we are covered by the patient privacy and security standards of HIPAA and subject to oversight by DHHS. We believe that we have taken all necessary steps to comply with HIPAA, as it applies to us as a business associate, but it is important to note that DHHS could, at any time in the future, adopt new rules or modify existing rules in a manner that could require us to change our systems or operations.
Protecting individually identifiable health information and other sensitive data is a critical and essential function of CPSI’s operations and its software solutions. A variety of industry-standard approaches that meet or exceed regulatory requirements such as HIPAA and HITECH are employed. In order to avoid unauthorized access for the life span of this data, diverse methods of identification, authentication, authorization and encryption are utilized at various points throughout the operating system, application software and hardware. These methods and processes are shared amongst servers and other end-user devices and are complemented by change management processes and tools, which allow the software change control cycle to be a formal, defined process.
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
The Board of Directors is responsible for exercising oversight of management’s identification of, and planning for, the material risks facing the Company, and we believe our policies and procedures are adequate to ensure that relevant information about cybersecurity risks and incidents is appropriately reported and disclosed. During 2020, the Board authorized the formation of an Innovation and Technology Committee comprised of members of the Board. This Committee’s responsibilities include, but are not limited to, more closely monitoring and collaborating with the Company’s Governance, Risk & Compliance (“GRC”) Committee. The purpose of the GRC is to assist the Board in fulfilling its oversight responsibility with respect to the Company's risk management, ethics programs, and information security/privacy programs. The oversight responsibility of the GRC includes, but is not limited to, planning and conducting audits, conducting investigations, assuring compliance with relevant laws, and ensuring compliance with the Company's Code of Conduct and Business Ethics and related policies. The GRC consists of a cross functional leadership team including the Executive Vice President, Chief Technology Officer, Corporate Information Security Officer, Corporate Compliance Officer, Corporate Counsel, and Chief Financial Officer.
Additionally, we appointed a Security Operations Center ("SOC") Director to oversee a number of initiatives designed to improve our cybersecurity protection, readiness and response. The Company partnered with a third party to provide Security as a Service ("SECaaS") to assist our internal SOC in reducing the likelihood and impact of a cybersecurity attack. The SOC oversees penetration testing, vulnerability scanning, intrusion prevention, endpoint and insider threat detection, log management and other cybersecurity-related projects. The Company consulted with third parties in 2017 and 2018 to conduct an evaluation of our cybersecurity risks. The Company also consulted with third parties during 2019 and 2020 related to the Company's efforts to achieve ISO 27001 certification related to information security management, which was achieved during 2020. Finally, all users employed by or contracted to the Company are required to complete annual cybersecurity education and training, which includes identifying suspicious emails, internet threats, telecommunication threats and ransomware.
Early in 2020, it became apparent that, for the safety and well-being of employees in light of the COVID-19 pandemic, the Company would need to transition from a primarily work-from-office based workforce to a work-from-home based workforce. A phased approach was designed in order for our employees to remain focused on maintaining daily operations, continuing a high level of client support and minimizing impact to the culture, all while not introducing vulnerabilities into our information technology systems. While the vast majority of employees were fully remote in a very short period of time, those unable to work remotely continued to work from the office following guidelines established by the Centers for Disease Control and Prevention. Although a portion of our workforce has returned to in-office environments, the successful expansion of work-from-home arrangements during the past year, in terms of employee productivity and satisfaction, has resulted in many of these arrangements becoming permanent. As such, we anticipate that our go-forward workforce will be more heavily distributed to remote work environments.
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
Material Government Regulations

Our business operations are subject to various federal and state laws, and our products and services are governed by a number of rules and regulations. For example, we are affected by the following regulations:

•As discussed above, the HIPAA security and privacy standards affect our claims transmission services, since those services must be structured and provided in a way that supports our clients’ HIPAA compliance obligations.

•The United States Food and Drug Administration (the “FDA”) has determined that certain of our solutions, such as our ImageLink® product, are medical devices that are actively regulated under the Federal Food, Drug and Cosmetic Act, as amended.

•The use of our solutions by physicians for electronic prescribing and electronic routing of prescriptions via the Surescripts network to pharmacies is governed by federal and state laws. States have differing regulations that govern the electronic transmission of certain prescriptions and prescription requirements.

Although there is no assurance that existing or future government laws, rules and other regulations applicable to our operations, products or services will not have a material adverse effect on our capital expenditures, results of operations and competitive position, we do not currently anticipate materially increased expenditures in response to government regulations or future material impacts to our results or competitiveness. These regulations and related risks are described in more detail below under “Risk Factors” beginning on page 23 of this Annual Report.
Human Capital
As of December 31, 2020, we had approximately 2,000 employees, the substantial majority of which are located at our offices in Alabama, Louisiana, Mississippi, Pennsylvania, and Minnesota. None of our employees are covered by a collective bargaining agreement or are represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages and we consider our relations with our employees to be good.
We recognize that attracting, motivating, developing and retaining talent at all levels is vital to continuing our success. By improving employee satisfaction, retention and engagement, we also improve our ability to support our customers and protect the long-term interests of our stockholders.
COVID-19 Response
During the COVID-19 pandemic, our primary focus has been the safety and well-being of our employees and their families. We implemented significant changes that we determined were in the best interests of our employees as well as the communities in which we operate. This includes having the vast majority of our employees work from home, while implementing additional safety measures for employees continuing critical on-site work. All employees were offered no-cost telemedicine visits for any COVID-related symptoms or illness. Increased flexibility in hours and days was also offered to our in-office employees as childcare or other needs dictated. Additionally, at the onset of the pandemic, we notified our employees that we would not execute any payroll cost mitigation efforts in response to COVID-19 through July 31, 2020. Out of sincere commitment to and concern for our employees, their families and communities, we have not to date executed any pandemic-related reduction-in-force or furlough action plans.
Diversity, Equity and Inclusion
Our goal is to be a desirable place to work, where everyone is inspired to be the best they can be and feels empowered to openly express opinions and ideas that help drive innovation. We will achieve our goal through our relentless commitment to create an inclusive and respectful culture across our family of companies. We are steadfast in our responsibility to embrace the diversity of all people and demonstrate our values – collaborative, dependable, proactive, empathetic and agile - with an unwavering focus on those essential to the Company achieving sustainable and meaningful growth. We have a long-standing commitment to equal employment opportunity ("EEO"), as evidenced by the Company’s EEO policy.
As part of our commitment to continued enhancements in this area, in 2020, we launched our Inclusion, Diversity, Equity Alliance ("IDEA"). This council is made up of employees from across multiple diversity dimensions, including by business, functional area, role, geography, gender, age and race. The council has established strategic objectives to strengthen the promotion of workplace diversity for our employees, to create a collaborative environment that promotes authenticity and a culture that celebrates differences, unique experiences and diverse perspectives. The Company's diversity, equity and inclusion strategy, supported by IDEA, will enhance company-wide engagement on diversity and inclusion, provide educational opportunities for our employees, help identify areas for improvement and monitor progress against these initiatives.
Compensation and Benefits
We compensate employees with competitive wages and benefit programs designed to meet employee needs. Our compensation program is designed to recognize our employees' contributions to value creation and business results. We use a combination of fixed and variable pay including base salary, bonus, commissions and merit increases which vary across the Company. In addition, as part of our incentive plan for executives and certain employees, we provide share based compensation to attract, retain and motivate our key leaders. For further information concerning our equity incentive plans, see Note 9, Stock-based Compensation and Equity.
As the success of our business is fundamentally connected to the well-being of our people, our healthcare and benefit programs focus on three key pillars: physical, emotional, and financial well-being. We provide eligible employees with access to flexible and convenient healthcare programs intended to meet the needs of their families. We offer a wide array of benefits including comprehensive health and welfare insurances, a 401(K) plan with employer-match, generous time-off, paid maternity leave, identity theft insurance, and financial support. We provide emotional well-being services through our medical carrier and associated Employee Assistance Program. In addition, our financial education tools offer employees resources to reach their personal financial goals.
Development
Our goal is to create opportunities for employee growth, development, education and training, including opportunities to cultivate talent and identify candidates for new roles from within the Company. We strive to ensure that we have the right leaders in place to drive our strategic initiatives not only today but also into the future. We are committed to a safe workplace and an ethical environment in which employees are respected in a culture of belonging and dignity and in which they can continually develop their skills and expertise to advance their careers.
We also believe that ongoing performance feedback encourages greater engagement in our business and improved individual performance. Each year, our employees participate in our Performance Development Program that summarizes key accomplishments for the preceding year, establishes new goals, and identifies critical capabilities for development. We encourage managers to solicit and share supportive 360-degree feedback, further strengthening the focus on teamwork and team success.
Employee Recruitment
Our key talent philosophy is to develop talent from within and supplement with external hires. This approach has yielded a deep understanding among our employee base of our business, vision, products, services and clients, while adding new employees and ideas in support of our continuous improvement mindset. As a direct result of the operational COVID-19 pandemic adjustments made to the organization during 2020, the opportunity became available to offer more work from home positions, whereas before, they would have been conducted from within an office space. Leveraging work collaboration tools and other technologies, the ability to hire remote employees has supported our efforts to grow our internal talent and welcome employees from diverse backgrounds and geographies, creating deeper team collaboration and a more engaging client experience. Our recruitment team uses internal and external resources to recruit diverse, highly skilled and talented workers, and we encourage employee referrals for open positions.
Communication and Engagement
Given the geographic diversity of our workforce, we use multiple modalities in our communication efforts. Our email and the employee hotline have been bolstered by the inclusion of all-employee texting and weekly all-employee communications. Other efforts include live teleconference all-employee meetings hosted by a variety of our leaders. Additionally, leaders participate in monthly business updates that facilitate awareness of business initiatives, progress and results. These meetings encourage cross-functional collaboration and help ensure that teams are not working in silos. These efforts have led to our ability to deliver a more consistent message across all of our constituencies and thereby improve engagement.
Executive Officers
The executive officers of CPSI serve at the pleasure of the Board of Directors. Set forth below is a list of the current executive officers of CPSI and a brief explanation of each individual’s principal employment during the last five years.
J. Boyd Douglas – President and Chief Executive Officer. J. Boyd Douglas, age 54, has served as our President and Chief Executive Officer since May 2006. He was first elected as a director in March 2002. Mr. Douglas began his career with us in August 1988 as a Financial Software Support Representative. From May 1990 until November 1994, Mr. Douglas served as Manager of Electronic Billing, and from December 1994 until July 1999, he held the position of Director of Programming Services. From July 1999 until May 2006, Mr. Douglas served as our Executive Vice President and Chief Operating Officer.
David A. Dye – Chief Growth Officer. David A. Dye, age 51, was appointed as our Chief Growth Officer in November 2015, having previously served as our Chief Financial Officer, Secretary and Treasurer from June 2010 until November 2015. Mr. Dye served as our President and Chief Executive Officer from July 1999 to May 2006. He was first elected as a director in March 2002 and served as our Chairman of the Board from May 2006 until April 2019. Mr. Dye began his career with CPSI in May 1990 as a Financial Software Support Representative and served in various capacities until July 1999. Mr. Dye served as a director of Bulow Biotech Prosthetics, LLC, a company headquartered in Nashville, Tennessee that operates prosthetic clinics in the Southeastern United States, from July 2006 until October 2018.
Christopher L. Fowler – Chief Operating Officer and President (TruBridge). Christopher L. Fowler, age 45, was appointed as our Chief Operating Officer in November 2015 and has served as the President of TruBridge since its formation in January 2013. Prior to the formation of TruBridge, Mr. Fowler served as CPSI’s Vice President - Business Management Services, beginning in March 2008. Mr. Fowler began his career with CPSI in May 2000 as a Software Support Representative and later as a manager of Financial Software Services. From August 2004 until March 2008, Mr. Fowler served as Assistant Director and Director of Business Management Services.
Matt J. Chambless – Chief Financial Officer, Secretary and Treasurer. Matt J. Chambless, age 40, was appointed as our Chief Financial Officer, Secretary and Treasurer in November 2015, having previously served as our Director of Financial Reporting from March 2012 until November 2015. Prior to joining CPSI, Mr. Chambless served as the Accounting Manager for Northside Hospital System from May 2011 until March 2012 and as an audit professional, including an Audit Manager, for Grant Thornton, LLP from August 2004 to May 2011.
Robert D. Hinckle – Senior Vice President–Client Services. Robert D. Hinckle, age 51, served as our Vice President - Software Services from October 2004 until January 2013 and has served as our Senior Vice President - Client Services since January 2013. Since beginning his career with CPSI in 1995 as a Financial Software Support Representative, Mr. Hinckle has worked in various positions in our Software Services Division, including Team Manager, Assistant Director and Director of that division.
Troy D. Rosser – Senior Vice President–Sales. Troy D. Rosser, age 56, has served as our Senior Vice President - Sales since January 2012, having previously served as Vice President - Sales since October 2005. Mr. Rosser began his career with us in March 1989 as a Financial Software Support Representative. In 1992, Mr. Rosser was transferred to the Sales and Marketing division where he has worked in various positions, including Sales Manager and, from October 2000 until October 2005, Director of Sales.

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
RISKS RELATED TO OUR INDUSTRY
The impact of the ongoing COVID-19 pandemic and related economic disruptions have materially affected our revenue and could materially affect our gross margin and income, as well as our financial position and/or liquidity.
Beginning in March 2020, the global pandemic related to the novel coronavirus COVID-19 began to impact the global economy and our results of operations. Because of the size and breadth of this pandemic, all of the direct and indirect consequences of COVID-19 are not yet known and may not emerge for some time. Risks presented by the ongoing effects of COVI-19 include the following:
•Revenues, Gross Margin, and Income. The impact of COVID-19 on our community hospital client base, and the related decrease in patient volumes, have negatively impacted, and will continue to negatively impact, our variable revenues, gross margins and income driven by collection volume. Additionally, new EHR system installations have been, and will continue to be, negatively impacted by restrictive travel and social distancing protocols. We began to experience this impact in March 2020, which increased in significance in the second quarter of 2020 and persisted throughout the year. The Company expects these impacts to continue into 2021, but the degree of the impact will depend on the ability of our community hospital clients to return to normal operations and patient volume. In addition, although we have experienced no notable disruption to our operating cash flows through the date of this report, we currently expect that the aforementioned limitations on travel and decreased client patient volumes will ultimately result in decreased cash collections from our customers as long as these conditions persist. For further discussion, see “Failure to maintain our margins and services rates for implementation services could have a material adverse effect on our operating performance and financial conditions”.
•Adverse Legislative and/or Regulatory Action. Federal, state and local government actions to address and contain the impact of COVID-19 have adversely affected and may continue to adversely affect us. For further discussion, see “There is significant uncertainty in the healthcare industry, both as a result of recently enacted legislation and changing government regulation, which may have a material adverse impact on the businesses of our hospital clients and ultimately on our business, financial condition and results of operations”.
•Operational Disruptions and Heightened Cybersecurity Risks. Our operations could be disrupted if key members of our senior management or a significant percentage of our workforce or the workforce of our client community hospitals are unable to work because of illness, government directives or otherwise. Having shifted to remote working arrangements, we also face a heightened risk of cybersecurity attacks or data security incidents and are more dependent on the internet and telecommunications access and capabilities. For further discussion, see “Breaches of security and viruses in our systems could result in client claims against us and harm to our reputation causing us to incur expenses and/or lose clients”.
The extent to which the COVID-19 pandemic will impact our financial condition and results of operations will depend on future developments, which are highly uncertain and difficult to predict, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, the speed at which vaccines are deployed and their effectiveness against COVID-19 variants and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may experience material adverse impacts to our business as a result of the global or U.S. economic impact and any recession that has occurred or may occur in the future. There are no comparable recent events that provide guidance as to the effect the COVID-19 pandemic may have, and, as a result, the ultimate impact of the pandemic on our operations and financial results is highly uncertain and subject to change. There can be no assurance that any decrease in sales resulting from the COVID-19 pandemic will be offset by increased sales in subsequent periods.
Additionally, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price and may adversely impact our ability to access capital, at all or on reasonable terms. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described herein.
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
The purchase of our information system involves a significant financial commitment by our clients. At the same time, the healthcare industry faces significant financial pressures that could adversely affect overall spending on healthcare information technology and services. For example, the COVID-induced recession, combined with actual and potential further reductions in federal and state funding for Medicare and Medicaid, has caused hospitals to reduce, eliminate or postpone information technology related and other spending. To the extent spending for healthcare information technology and services declines or increases slower than we anticipate, demand for our products and services, as well as the prices we charge, could be adversely affected. Accordingly, we cannot assure you that we will be able to increase or maintain our revenues or our revenue growth rate.
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
Cost-containment measures instituted by healthcare providers as a result of regulatory reform or otherwise could result in a reduced allocation of capital funds. Such a reduction could have an adverse effect on our ability to sell our systems and related services. Although the new Biden administration promises to prioritize public health by fortifying and expanding implementation of such laws and legislation, we cannot predict what effect, if any, such additional proposals or healthcare reforms might have on our business, financial condition and results of operations.
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
The healthcare industry is heavily regulated and is constantly evolving due to the changing political, legislative and regulatory landscapes. In some instances, the impact of these regulations on our business is direct to the extent that we are subject to these laws and regulations ourselves. However, these regulations also impact our business indirectly as, in a number of circumstances, our solutions, devices and services must be capable of being used by our clients in a way that complies with those laws and regulations, even though we may not be directly regulated by the specific healthcare laws and regulations. There is a significant number of wide-ranging regulations, including regulations in the areas of healthcare fraud, e-prescribing, claims processing and transmission, medical devices, the security and privacy of patient data, the ARRA meaningful use program, patient access rights and interoperability standards, that may be directly or indirectly applicable to our operations and relationships or the business practices of our clients. Specific areas that are subject to increased regulation include, but are not limited to, the following:
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
Patient Access Rights. In March 2020, the Office of National Coordinator for Health Information Technology ("ONC") of the U.S. Department of Health and Human Services ("HHS") released the "21st Century Cures Act: Interoperablity, Information Blocking, and the ONC Health IT Certification Program, Final Rule." The rule implements several of the key interoperability provisions included in the 21st Century Cures Act. Specifically, it calls on developers of certified EHRs and health IT products to adopt standardized application programming interfaces ("API's"), which will help allow individuals to securely and easily access structured and unstructured EHI formats using smartphones and other mobile devices. This provision and others included in the new rule create a potentially lengthy list of new certification and maintenance of certification requirements that developers of EHRs and other health IT products have to meet in order to maintain approved federal government certification status. Meeting and maintaining this certification status could require additional development costs.

The ONC rule also implements the information blocking provisions of the 21st Century Cure Act, including identifying reasonable and necessary activities that do not constitute information blocking. Under the 21st Century Cures Act, the HHS has the regulatory authority to investigate and assess civil monetary penalties of up to $1,000,000 against health IT developers and/or providers found to be guilty of "information blocking." This new oversight and authority to investigate claims of information blocking creates significant risks for us and our clients and could potentially create substantial new compliance costs.
In December 2020, in order to allow the U.S. health care system to focus on addressing the COVID-19 pandemic, ONC extended the applicability date for the information blocking provisions to April 5, 2021 and delayed compliance dates and timeframes for certain other program requirements.
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
Our secondary competitors in the acute care EHR market include Allscripts Healthcare Solutions, Inc. and Epic Systems Corporation. These companies are significantly larger than we are, and they typically sell their products and services to larger hospitals outside of our target market. However, they will sometimes compete with us directly or, more commonly, a larger health system who uses a system provided by one of these competitors will offer it to a smaller hospital as part of a merger or alliance.
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
We may acquire additional businesses, technologies and products if we determine that these additional businesses, technologies and products are likely to serve our strategic goals. Acquisitions have inherent risks, which may have a material adverse effect on our business, financial condition, operating results or prospects, including, but not limited to the following:
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
Our subsidiary, Get Real Health, sells patient engagement technology to hospital systems and government agencies in Canada, Australia, England, the United Arab Emirates and the Netherlands, directly and through resellers, and Evident has had limited sales of EHR software to government agencies in Canada and the Caribbean. Our business in these countries is subject to numerous risks inherent in international business operations. Among others, these risks include:
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
In addition, in December 2020 it was revealed that malicious actors implanted malware in the Orion network monitoring software built by SolarWinds, which software was distributed to thousands of its customers, including government agencies and companies in the private sector. The vulnerability was designed to enable hackers to install and execute additional malware that could be used to exfiltrate and facilitate remote access to data possessed by these government agencies and companies. The full scope of the security threat and extent of exploitation of the vulnerability is not yet known.
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

Our business could also be negatively impacted to the extent that our hospital clients continue to face tight capital and credit markets and other disruptions resulting from the COVID-related economic recession or cuts in Medicare and Medicaid funding. Hospitals may modify, delay or cancel plans to purchase our software systems or services. Additionally, if hospitals’ operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, they may not be able to pay, or may delay payment of, accounts receivable owed to us. Any inability of clients to pay us for our products and services may adversely affect our earnings and cash flow.
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
As of December 31, 2020, we had approximately $78.1 million of indebtedness, which includes $73.1 million under our term loan facility and $5.0 million borrowed under our revolving credit facility. We also had $105.0 million of unused commitments under our revolving credit facility as of December 31, 2020.
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
In addition, the credit agreement governing our term loan facility and revolving credit facility contains restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. A breach of any of these restrictive covenants, if not cured or waived, could result in an event of default that could trigger acceleration of our indebtedness and may result in the acceleration of or default under any other debt to which a cross-acceleration or cross-default provision applies, which could have a material adverse effect on our business and financial condition. The credit agreement requires compliance with a consolidated net leverage ratio test. In addition, the credit agreement requires prepayment of the outstanding indebtedness thereunder if we have certain excess cash flow, as described therein. The credit agreement requires us to mandatorily prepay the term loan facility and amounts borrowed under the revolving credit facility with net cash proceeds from certain financing and other transactions. Additionally, the credit agreement requires repayment of the facilities with 50% of excess cash flow (minus certain specified other payments), subject to elimination if our consolidated net leverage ratio is less than or equal to 2.50 to 1.00.

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
RISKS RELATED TO OUR COMMON STOCK AND OTHER GENERAL RISKS
We are subject to changes in and interpretations of financial accounting matters that govern the measurement of our performance, one or more of which could adversely affect our business, financial condition, cash flows, revenue and results of operations.
Based on our reading and interpretations of relevant guidance, principles or concepts issued by, among other authorities, the American Institute of Certified Public Accountants, the Financial Accounting Standards Board and the Securities and Exchange Commission, we believe revenue received pursuant to our current sales and licensing contract terms and business arrangements have been properly recognized. However, there continue to be issued interpretations and guidance for applying the relevant standards to a wide range of sales and licensing contract terms and business arrangements that are prevalent in the software industry. Future interpretations or changes by the regulators of existing accounting standards, including Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers, or changes in our business practices could result in changes in our revenue recognition and/or other accounting policies and practices that could adversely affect our business, financial condition, cash flows, revenue and results of operations.
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
We are exposed to market risk related to changes in interest rates as a result of the floating interest rates applicable to the outstanding debt under our term loan facility and revolving credit facility. The interest rate for the outstanding debt under our term loan facility and revolving credit facility as of December 31, 2020 was 2.5%. Borrowings under our term loan facility and revolving credit facility bear interest at a base rate, a LIBOR rate, or a combination of the two, as elected by us, plus an applicable margin. The base rate is determined by reference to the greatest of (a) the prime lending rate of Regions Bank, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate plus one percent per annum. The LIBOR rate is determined by reference to the interest rate for dollar deposits in the London interbank market for the interest period relevant to such borrowings, adjusted as set forth in the credit agreement. There is no cap on the maximum interest rate for borrowings under our term loan facility and revolving credit facility.
LIBOR is scheduled to be phased out by the end of 2021. When LIBOR ceases to exist, we will need to agree upon a replacement index with our lenders under our outstanding indebtedness at the time, and such new rates may not be as favorable to us as those in effect prior to any LIBOR phase-out.

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
We lease the remainder of our facilities in various locations in the United States, including: Fairhope, Alabama; Pottsville, Pennsylvania; Mobile, Alabama; Monroe, Louisiana; Glenwood, Minnesota; Marshall, Minnesota; Plymouth, Minnesota; Ridgeland, Mississippi, and Rockville, Maryland. The terms of these leases generally range in length from one to twelve years, and all of the leases contain options to incrementally extend the lease period. During 2020, we had one lease which expired and the Company did not renew: Lanett, Alabama.

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
Market for CPSI Common Stock
As of March 9, 2021, there were approximately 117 registered holders of our common stock, as provided to us by our transfer agent. This number does not include the number of beneficial owners whose shares are held in "street" names by broker-dealers and other institutions who hold shares on behalf of their clients. As of March 9, 2021, there were 14,662,160 shares of common stock outstanding.
CPSI’s common stock is listed on the NASDAQ Global Select Market under the symbol "CPSI."
Dividends
On November 2, 2017, the Company announced that our Board of Directors adopted a fixed dividend policy for the payment of quarterly dividends. The policy provided for dividends to be paid quarterly in an amount of $0.10 per share, and in 2020, our Board of Directors declared three separate quarterly cash dividends. On September 4, 2020, our Board of Directors opted to indefinitely suspend all quarterly dividends. The indefinite suspension of quarterly dividends was concurrent with the authorization of a stock repurchase program, aligning with the Company's capital allocation strategy that prioritizes flexibility to allow for more opportunistic uses of capital. Our Board of Directors will take into account such matters as general business conditions, capital needs, our financial results, available liquidity and such other factors as our Board of Directors may deem relevant in future dividend declarations. Additionally, the terms of our Credit Agreement restrict our ability to pay dividends. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources-Credit Agreement” included herein.
Purchases of Equity Securities
The following table summarizes our repurchase of equity securities during the three months ended December 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)

October 1, 2020 - October 31, 2020	—	—	—	$30,000,000
November 1, 2020 - November 30, 2020	8,835	$29.15	8,835	$29,742,460
December 1, 2020 - December 31, 2020	38,065	$27.51	38,065	$28,695,292

Total	46,900	$27.82	46,900

(a)On September 4, 2020, our Board of Directors approved a stock repurchase program under which we may repurchase up to $30.0 million of our common stock through September 3, 2022. Any future stock repurchase transactions may be made through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the securities Exchange Act of 1934, as amended.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
(In thousands, except for per share data)	2020	2019	2018	2017	2016
INCOME DATA:
Total sales revenues	$264,488	$274,634	$280,411	$276,927	$267,272
Total costs of sales	128,242	130,489	130,683	129,654	133,538
Gross profit	136,246	144,145	149,728	147,273	133,734
Total operating expenses*	115,192	119,562	124,846	152,087	119,359
Operating income (loss)*	21,054	24,583	24,882	(4,814)	14,375
Total other income (expense)	(2,270)	(887)	(6,774)	(8,669)	(6,389)
Income (loss) before taxes*	18,784	23,696	18,108	(13,483)	7,986
Provision for income taxes	4,538	3,228	476	3,933	4,053
Net Income (loss)*	$14,246	$20,468	$17,632	$(17,416)	$3,933
Net income (loss) per share - basic*	$0.98	$1.43	$1.26	$(1.27)	$0.29
Net income (loss) per share - diluted*	$0.98	$1.43	$1.26	$(1.27)	$0.29
Weighted average shares outstanding:
Basic	14,038	13,778	13,561	13,419	13,255
Diluted	14,038	13,778	13,568	13,419	13,255
Cash dividends declared per common share	$0.30	$0.40	$0.40	$0.85	$1.86

	As of December 31,
	2020	2019	2018	2017	2016
BALANCE SHEET DATA
Cash and cash equivalents	$12,671	$7,357	$5,732	$520	$2,220
Working capital	29,702	24,902	31,435	17,028	13,604
Total assets	326,272	339,589	327,746	318,216	339,150
Total current liabilities	37,442	41,930	38,503	40,849	30,945
Total long-term obligations	88,830	113,312	129,460	141,281	150,235
Total stockholders’ equity	200,000	184,347	159,783	136,086	157,970

* Year ended December 31, 2017 is inclusive of a $28.0 million ($2.09 per share) non-cash goodwill impairment expense.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Background
CPSI is a leading provider of healthcare solutions and services for community hospitals and other healthcare systems and post-acute care facilities. Founded in 1979, CPSI offers its products and services through four companies - Evident, LLC ("Evident"), American HealthTech, Inc. ("AHT"), TruBridge, LLC ("TruBridge") and iNetXperts, Corp. d/b/a Get Real Health ("Get Real Health"). These combined companies are focused on improving the health of the communities we serve, connecting communities for a better patient care experience, and improving the financial operations of our clients. The individual contributions of each of these companies towards this combined focus are as follows:
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
See Note 18 to the consolidated financial statements included herein for additional information on our three reportable segments.
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
We determine retention rates by reference to the amount of beginning-of-period Acute Care EHR recurring revenues that have not been lost due to customer attrition from our production environment customer base. Production environment customers are those that are using our applications to document live patient encounters, as opposed to legacy environment customers that have view-only access to historical patient records. Historically, these retention rates had consistently remained in the mid-to-high 90th percentile ranges. However, fiscal years 2017 through 2019 saw retention rates decrease to the low 90th percentile ranges due to, among other factors, (i) post-acquisition customer concerns regarding our long-term commitment to the Centriq platform, acquired in January 2016, (ii) an intensified competitive market, primarily due to aggressive pricing and marketing by a highly disruptive new entrant into the Acute Care EHR marketplace, and (iii) the announced sunset of the Classic platform, also acquired in January 2016. During 2020, retention rates have returned to the mid-90th percentile ranges, as (i) the lingering effects of the Centriq acquisition continue to abate, (ii) the competitive environment continues to normalize as the aforementioned disruptive new entrant into this market has since departed the market altogether, and (iii) the Classic platform was sunset in the fourth quarter of 2019, with all related customers having either changed EHR vendors or migrated to one of our EHR solutions.
As we consider the long-term growth prospects of our business, we are seeking to further stabilize our revenues and cash flows and leverage TruBridge services as a growth agent. As a result, we are placing ever-increasing value in further developing our already significant recurring revenue base. As such, maintaining and growing recurring revenues are key components of our long-term growth strategy, aided by the aforementioned focus on customer retention. This includes a renewed focus on driving demand for subscriptions for our existing technology solutions and expanding the footprint for TruBridge services beyond our EHR customer base.
During 2020, we took pause and engaged a top-tier international consulting firm to assess our company-wide growth strategy. The outcome of this eight-week effort was the confirmation of our current strategy of cross-selling TruBridge into the existing EHR base, expanding TruBridge market share with sales to new community and larger health systems, and pursuing competitive EHR takeaway opportunities in the acute and post-acute market.

Our business model is designed such that, as revenue growth materializes, earnings and profitability growth are naturally bolstered through the increased margin realization afforded us by operating leverage. Once a hospital has installed our solutions, we continue to provide support services to the customer on a continuing basis and make available to the customer our broad portfolio of business management, consulting, and managed IT services, all of which contribute to recurring revenue growth. The provision of these recurring revenue services typically requires fewer resources than the initial system installation, resulting in increased overall gross margins and operating margins. We also look to increase margins through cost containment measures where appropriate as we continue to leverage opportunities for greater operating efficiencies of the combined entity. However, in the immediate future, we anticipate incremental margin pressure from the continued client transition from perpetual license arrangements to “Software as a Service” arrangements as described below.
Turbulence in the U.S. and worldwide economies and financial markets impacts almost all industries. While the domestic healthcare industry is not immune to economic cycles, we believe it is more significantly affected by U.S. regulatory and national health initiatives than by the economic cycles of our economy. Additionally, healthcare organizations with a large dependency on Medicare and Medicaid populations, such as community hospitals, have been affected by the challenging financial condition of the federal government and many state governments and government programs. Accordingly, we recognize that prospective hospital clients often do not have the necessary capital to make investments in information technology. Additionally, in response to these challenges, hospitals have become more selective regarding where they invest capital, resulting in a focus on strategic spending that generates a return on their investment. Despite these challenges, we believe healthcare information technology is often viewed as more strategically beneficial to hospitals than other possible purchases because the technology also plays an important role in healthcare by improving safety and efficiency and reducing costs. Additionally, we believe most hospitals recognize that they must invest in healthcare information technology to meet current and future regulatory, compliance and government reimbursement requirements.
In recent years, there have been significant changes to provider reimbursement by the U.S. federal government, followed by commercial payers and state governments. There is increasing pressure on healthcare organizations to reduce costs and increase quality while replacing fee-for-service in part by enrolling in advanced payment models. This pressure has encouraged further adoption of healthcare IT and increase demand for business management, consulting, and managed IT services, as the future success of these healthcare providers is greatly dependent upon their ability to engage patient populations and to coordinate patient care across a multitude of settings, while optimizing operating efficiency along the way.
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
Although the overwhelming majority of our historical installations have been under a perpetual license model, the dramatic shift in customer preferences to a SaaS license model continued in 2020, with 68% of the year’s new acute care EHR installations being performed in a SaaS model, compared to 43% in 2019 and only 12% in 2018. These SaaS offerings are becoming increasingly attractive to our clients because this configuration allows them to obtain access to advanced software products without a significant initial capital outlay. We expect this trend to continue for the foreseeable future, with the resulting impact on the Company’s financial statements being reduced system sales revenues in the period of installation in exchange for increased recurring periodic revenues (reflected in system sales and support revenues) over the term of the SaaS arrangement. This naturally places downward pressure on short-term revenue growth and profitability metrics, but benefits long-term revenue growth and profitability which, in our view, is consistent with our goal of delivering long-term shareholder value.
For customers electing to purchase our technology solutions under a perpetual license, we have historically made financing arrangements available on a case-by-case basis, depending on the various aspects of the proposed contract and customer attributes. These financing arrangements continue to comprise the majority of our perpetual license installations, and include short-term payment plans and longer-term lease financing through us or third-party financing companies. During 2018, total financing receivables increased dramatically and had a significant impact on operating cash flows. This increase in financing arrangements was primarily due to two reasons. First, meaningful use stage 3 (“MU3”) installations were primarily financed through short-term payment plans and demand for such installations increased significantly in late 2017. Second, competitor financing options, primarily through accounts receivable management collections and Cloud EHR arrangements, have applied pressure to reduce initial customer capital investment requirements for new EHR installations, leading to the offering of long-term lease options. In 2019, we experienced a modest reduction in total financing receivables due to the natural exhaustion of the MU3 opportunity and the aforementioned dramatic shift in license preferences towards SaaS arrangements, the former of which also resulted in a positive impact to operating cash flows. We experienced a more substantial reduction in total financing receivables during 2020, with a corresponding beneficial impact to operating cash flows, as the trends related to MU3 purchases and SaaS arrangements continue into 2021.
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
On February 1, 2021, we committed to a reduction in force that is expected to result in the termination of approximately 1.0% of our workforce (21 employees). The reduction in force is a component of a broader strategic review of the Company’s operations that is intended to more effectively align resources with business priorities. Substantially all of the employees impacted by the reduction in force will exit the Company in the first quarter of 2021. The Company estimates that it will incur expenses of approximately $2.7 million related to the reduction in force, of which approximately $2.4 million is expected to be incurred in the first quarter of 2021, with the remaining expenses to be incurred during the remainder of 2021. These expenses will consist of one-time termination benefits to the affected employees, including but not limited to severance payments, healthcare benefits, and payments for accrued vacation time. The Company expects to pay for the expenses from cash flow from operations and does not expect to incur any debt. After the reduction in force is implemented, the Company expects to realize approximately $3.9 million in annual savings compared to current expense levels.
Impact of COVID-19 Pandemic
The continuing impacts of COVID-19 and related economic conditions on the Company's results are highly uncertain and outside the Company's control. The scope, duration and magnitude of the direct and indirect effects of COVID-19 continue to evolve in ways that are difficult or impossible to anticipate.
As a result of COVID-19, community hospital patient volume in the United States and other countries around the world rapidly deteriorated in the second quarter of 2020. Although patient volumes have since improved significantly, the persistence of the pandemic and the unprecedented nature of the resulting challenges it has imposed on national and global healthcare and economic systems are likely to continue to negatively impact patient volumes and make uncertain the path to recovery for community hospitals. These decreased levels of our hospital clients' patient volumes have negatively impacted, and will continue to negatively impact, our revenues, gross margins, and income for our TruBridge service offerings. Additionally, new EHR system installations have been, and will continue to be, negatively impacted by restrictive travel and social distancing protocols. The Company began to experience this impact in March 2020, which increased in significance during the second quarter and showed gradual signs of improvement during the third and fourth quarters of 2020. The Company expects these impacts to continue into 2021, but the degree of impact will depend on the ability of our community hospital clients to return to normal operations and patient volumes. We believe that COVID-19 has impacted, and will continue to impact, our business results in the following additional areas:

•Bookings - A decline in new business and add-on bookings as certain client purchasing decisions and projects are delayed to focus on treating patients, procuring necessary medical supplies, implementing COVID-19 vaccination protocols, and managing their organization through this crisis. This decline in bookings eventually results in reduced backlog and lower subsequent revenue.
•TruBridge revenues - Decreased levels of patient volume within our community hospital client base will negatively impact our revenues for our TruBridge service offerings as the overwhelming majority of TruBridge revenues are directly or indirectly correlated with client patient volumes. This decline in revenues will have a negative impact on gross margins and income.
•Associate productivity - A decline in associate productivity, primarily for our implementation personnel, as a large amount of work is typically done at client sites, which is being impacted by travel restrictions and our clients' focus on the pandemic. Our clients' focus on the pandemic has also led to pauses on existing projects and postponed start dates for others, which translates into lower implementation revenues, gross margin and income. We are mitigating this by doing more work remotely than we have in the past, but we cannot fully offset the negative impact.
•Travel - Associate travel restrictions reduce client-related travel, which reduces reimbursed travel revenues and lowers our cost of sales as a percent of revenues. Such restrictions also reduce non-reimbursable travel, which lowers operating expenses.
•Cash collections - A delay in client cash collections due to COVID-19's impact on national reimbursement processes, and client focus on managing their own organizations' liquidity during this time, could impact our cash collections. The federal government has allocated unprecedented resources specifically designed to assist healthcare providers with their operating and capital needs during the pandemic, allocating a total of $175 billion through the Coronavirus Aid, Relief, and Economic Security (CARES) Act Provider Relief Fund. Further, $10 billion has been specifically targeted for rural providers, which is of particular interest to our client base, which is comprised mostly of non-urban community hospitals. Of this $10 billion, the average rural hospital was expected to receive a total of approximately $3.6 million in direct financial relief. While these funds certainly help mitigate the financial pressures our clients face, the clinical and operational challenges remain immense and are likely to cause certain of our customers to more aggressively manage cash resources in order to preserve liquidity, resulting in uncharacteristic aging of our trade accounts receivable. Additionally, the aforementioned decrease in community hospital patient volumes has had, and will continue to have, a negative impact on TruBridge billings for services and resulting revenues. These factors would translate to lower cash flows from operating activities. Lower cash flows from operating activities may impact how we execute under our capital allocation strategy and may adversely affect our financial condition.
2020 Financial Overview
We generated revenues of $264.5 million from the sale of our products and services during 2020, compared to $274.6 million during 2019, a decrease of 4% that is primarily attributed to reduced MU3-related revenue opportunities as the related October 1, 2019 compliance deadline passed and the impact of COVID-19 on client purchasing and implementation plans. This decrease in MU3 and implementation-related revenues was partially offset by continued TruBridge revenue growth. Our net income decreased to $14.2 million in 2020 compared to $20.5 million in 2019. This decrease was primarily due to the decreased sales revenues in 2020 in combination with 2019's $5.0 million gain on contingent consideration resulting from Get Real Health not meeting the purchase agreement earnout during 2019. Our operating income decreased to $21.1 million in 2020 compared to $24.6 million in 2019, primarily as a decrease in operating expenses did not fully offset the decrease in revenue. Net cash provided by operating activities increased by $5.5 million, from $43.6 million provided by operations for 2019 to $49.1 million provided by operations for 2020. This increase was primarily due to cash advantageous changes in working capital, particularly in relation to accounts receivable and financing receivables.

Results of Operations
The following table sets forth certain items included in our results of operations for each of the three years in the period ended December 31, 2020, expressed as a percentage of our total revenues for these periods:

	Year ended December 31,
	2020		2019		2018
(In thousands)	Amount	% Sales	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
System sales and support:
Acute Care EHR	$134,770	51.0%	$144,074	52.5%	$157,972	56.3%
Post-acute Care EHR	18,184	6.9%	21,278	7.7%	22,192	7.9%
Total system sales and support	152,954	57.8%	165,352	60.2%	180,164	64.2%
TruBridge	111,534	42.2%	109,282	39.8%	100,247	35.8%
Total sales revenues	264,488	100.0%	274,634	100.0%	280,411	100.0%
Costs of sales:
System sales and support:
Acute Care EHR	64,540	24.4%	68,569	25.0%	69,831	24.9%
Post-acute Care EHR	4,821	1.8%	5,303	1.9%	6,153	2.2%
Total system sales and support	69,361	26.2%	73,872	26.9%	75,984	27.1%
TruBridge	58,881	22.3%	56,617	20.6%	54,699	19.5%
Total costs of sales	128,242	48.5%	130,489	47.5%	130,683	46.6%
Gross profit	136,246	51.5%	144,145	52.5%	149,728	53.4%
Operating expenses:
Product development	33,457	12.6%	36,861	13.4%	36,371	13.0%
Sales and marketing	24,185	9.1%	27,774	10.1%	30,713	11.0%
General and administrative	46,129	17.4%	43,921	16.0%	47,275	16.9%
Amortization of acquisition-related intangibles	11,421	4.3%	11,006	4.0%	10,487	3.7%
Total operating expenses	115,192	43.6%	119,562	43.5%	124,846	44.5%
Operating income	21,054	8.0%	24,583	9.0%	24,882	8.9%
Other income (expense):
Other income	1,494	0.6%	807	0.3%	803	0.3%
Gain on contingent consideration	—	—%	5,000	1.8%	—	—%
Loss on extinguishment of debt	(202)	(0.1)%	—	—%	—	—%
Interest expense	(3,562)	(1.3)%	(6,694)	(2.4)%	(7,577)	(2.7)%
Total other income (expense)	(2,270)	(0.9)%	(887)	(0.3)%	(6,774)	(2.4)%
Income before taxes	18,784	7.1%	23,696	8.6%	18,108	6.5%
Provision for income taxes	4,538	1.7%	3,228	1.2%	476	0.2%
Net income	$14,246	5.4%	$20,468	7.5%	$17,632	6.3%

2020 Compared to 2019
Revenues
Total revenues for the year ended December 31, 2020 decreased $10.1 million, or 4%, compared to the year ended December 31, 2019.
System sales and support revenues, consisting of the Acute Care EHR and Post-acute Care EHR segments, decreased $12.4 million, or 7%, from the year ended December 31, 2019. System sales and support revenues were comprised of the following for the year ended December 31, 2020 and 2019:

	Year ended December 31,
(In thousands)	2020	2019
Recurring system sales and support revenues (1)
Acute Care EHR	$105,597	$109,046
Post-acute Care EHR	16,272	17,466
Total recurring system sales and support revenues	121,869	126,512
Non-recurring system sales and support revenues (2)
Acute Care EHR	29,173	35,028
Post-acute Care EHR	1,912	3,812
Total non-recurring system sales and support revenues	31,085	38,840
Total system sales and support revenue	$152,954	$165,352

(1) Mostly comprised of support and maintenance, third-party subscriptions, and SaaS revenues.
(2) Mostly comprised of installation revenues from the sale of our acute and post-acute care EHR solutions and related applications under a perpetual (non-subscription) licensing model.
Recurring system sales and support revenues decreased $4.6 million, or 4%, during 2020. Acute Care EHR recurring revenues decreased $3.4 million, or 3%, as attrition from the Thrive and Centriq customer base outweighed new Thrive customer growth and additional support and SaaS fees. Post-acute Care EHR recurring revenues decreased $1.2 million, or 7%, due to attrition resulting from an aggressive competitive environment. We continue to make technological improvements to the AHT product line to compete in this market.
Non-recurring system sales and support revenues decreased $7.8 million, or 20%, primarily due to a $5.9 million, or 17%, decrease in Acute Care EHR non-recurring revenues. The opportunities for MU3-related revenues decreased significantly after the October 1, 2019 deadline and the onset of the COVID-19 pandemic restricted demand for non-strategic information technology purchases by our hospital clients. We installed our Acute Care EHR solutions at twenty-five new hospital clients during 2020 (seventeen under a SaaS arrangement, resulting in revenue being recognized ratably over the contract term; comparatively, revenues related to perpetual license arrangements are recognized when the related installation is complete) compared to twenty-eight new hospital clients during 2019 (twelve under a SaaS arrangement). Non-recurring Post-acute Care EHR revenues decreased $1.9 million, or 50%, in 2020 as compliance cataylsts in place in 2019 have largely abated as Patient Driven Payment Model ("PDMP"), as required by CMS, became effective for post-acute care facilities beginning October 1, 2019.
TruBridge revenues increased $2.3 million, or 2%, compared to 2019 as the COVID-19 pandemic and the resulting impact on patient volumes for our community hospital customers offset most of the revenue gains from new client wins over the past twelve months. Most notably, an expanded customer base for our accounts receivable management services resulted in increased revenues of $2.1 million, or 5%, despite the disruption caused by COVID-19. Continued increasing demand for hosting services resulted in an increase of $1.1 million, or 9%, in our IT managed services revenues. Get Real Health, which was acquired during the second quarter of 2019, contributed $4.1 million of revenues during 2020 compared to only $3.4 million during 2019. These increases were partially offset by a decrease in revenues from our private pay services offering of $1.8 million, or 13%, as the aforementioned impact of the pandemic on patient volumes outpaced new client wins for this service offering.

Costs of Sales
Total costs of sales decreased $2.2 million compared to 2019. As a percentage of total revenues, costs of sales remained flat at 48% in both 2020 and 2019.
Costs of Acute Care EHR system sales and support decreased $4.0 million, or 6%, compared to 2019, as hardware costs decreased $1.8 million due to a decline in related revenues and the impact of COVID-19 on associate travel resulted in reduced travel costs of $2.0 million. The gross margin on Acute Care EHR system sales and support remaining flat at 52% in both 2020 and 2019.
Costs of Post-acute Care EHR system sales and support decreased $0.5 million, or 9%, compared to 2019, primarily due to improved personnel efficiency and travel costs savings due to the impact of COVID-19 on associate travel. However, this decrease in costs of sales was outpaced by the decrease in related revenues, resulting in the related gross margin on Post-acute Care EHR system sales and support decreasing from 75% for 2019 to 73% for 2020.
Our costs associated with TruBridge increased $2.3 million, or 4%, in 2020, more than offsetting the related revenue increase, with the primary driver being a $2.9 million, or 7%, increase in payroll costs. At the onset of the COVID-19 pandemic, we notified our employees, including those whose roles were negatively impacted by the declining patient volumes at our community hospital clients, that we would not execute any payroll cost mitigation efforts in response to COVID-19 through July 31, 2020 and have not, to date, executed any such efforts. As a result, we have not executed any reduction-in-force or furlough action plans as a result of the pandemic, which severely limited our ability to offset revenue declines with cost savings. This decision, while socially responsible in providing much needed job security to our employees and their families during a period of unprecedented economic hardship, also serves the long-term interest of our shareholders by strengthening our team, improving customer satisfaction, and better positioning us to capture opportunities as our markets recover. The gross margin on these services decreased to 47% in 2020 compared to 48% in 2019.
Product Development
Product development expenses consist primarily of compensation and other employee-related costs (including stock-based compensation) and infrastructure costs incurred, but not capitalized, for new product development and product enhancements. Product development expenses decreased $3.4 million, or 9%, compared to 2019, as $3.3 million of software development costs were capitalized during 2020 with no such costs capitalized during 2019.
Sales and Marketing
Sales and marketing expenses decreased $3.6 million, or 13%, in 2020 compared to 2019, primarily due to a decrease in travel costs of $1.5 million, or 72%, and a net decrease in other marketing program costs of $1.0 million, or 25%, as travel restrictions and social distancing guideline imposed in 2020 posed challenges to in-person sales efforts. Stock-based compensation expense also decreased $0.9 million, or 37%, as the worsened near-term outlook resulted in reduced expected achievement levels for performance share awards granted to executives and certain key employees in 2018 through 2020.
General and Administrative
General and administrative expenses increased $2.2 million, or 5%, as the general business climate that our hospital customers operate in was stressed by the pandemic, causing a $2.0 million, or 86%, increase in our credit loss expense. Additionally, worsening employee health claims severity resulted in a $2.0 million, or 20%, increase in costs associated with health benefits we offer to our employees through our self-insured health plans. These increases were partially offset by a $1.1 million decrease in stock-based compensation, as the pandemic has worsened our near-term outlook and reduced expected achievement levels for performance share awards granted to executives and certain key employees in 2018 through 2020. Additionally, costs associated with our annual client conference decreased $1.0 million as the 2020 event was cancelled in response to the pandemic.
Amortization of Acquisition-Related Intangibles
Amortization expense associated with acquisition-related intangible assets increased $0.4 million in 2020 compared to 2019 due to recognition of a full year of amortization expense in 2020 for the addition of Get Real Health intangible assets acquired on May 3, 2019.
Total Operating Expenses
As a percentage of total revenues, total operating expenses remained flat at 44% in both 2020 and 2019.

Total Other Income (Expense)
Total other income (expense) increased from expense of $0.9 million during 2019 to expense of $2.3 million during 2020, primarily as 2019 benefited from a $5.0 million gain on contingent consideration related to the Get Real Health acquisition with no such gains during 2020. The absence of a comparable gain in 2020 was partially offset by a $3.1 million reduction in interest expense resulting from reduced borrowings and decreasing interest rates.
Income Before Taxes
As a result of the foregoing factors, income before taxes decreased to $18.8 million in 2020, compared to $23.7 million in 2019.
Provision for Income Taxes
Our effective income tax rates for 2020 and 2019 were 24% and 14%, respectively. Our effective tax rate for 2019 was significantly impacted by the non-taxable nature of our recorded gain on contingent consideration, which served to reduce the year's effective tax rate by 4%. Additionally, provisions-to-return adjustments resulted in an incremental 4.9% increase in our effective tax rate for 2020 compared to 2019.
Net Income
Net income for 2020 decreased $6.2 million to a net income of $14.2 million, or $0.98 per basic and diluted share, compared with net income of $20.5 million, or $1.43 per basic and diluted share, for 2019. The gain on contingent consideration included in 2019 resulted in a positive impact to net income of $5.0 million ($0.35 per share).
2019 Compared to 2018
To review the results of operations comparison of the year ended December 31, 2019 compared with the year ended December 31, 2018, please refer to our Annual Report on Form 10-K filed on March 11, 2020 with the Securities and Exchange Commission or follow the link below.
http://www.sec.gov/ix?doc=/Archives/edgar/data/1169445/000116944520000002/cpsi-20191231.htm
Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2020, our principal sources of liquidity consisted of cash and cash equivalents of $12.7 million and our remaining borrowing capacity under the revolving credit facility of $105.0 million, compared to $7.4 million of cash and cash equivalents and $30.0 million of remaining borrowing capacity under our revolving credit facility as of December 31, 2019. In conjunction with our acquisition of HHI in January 2016, we entered into a syndicated credit agreement which provided for a $125 million term loan facility and a $50 million revolving credit facility. On June 16, 2020, we entered into an Amended and Restated Credit Agreement that increased the aggregate principal amount of our credit facilities to $185 million, which includes a $75 million term loan facility and a $110 million revolving credit facility.
As of December 31, 2020, we had $78.1 million in principal amount of indebtedness outstanding under our credit facilities. We believe that our cash and cash equivalents of $12.7 million as of December 31, 2020, the future operating cash flows of the combined entity, and our remaining borrowing capacity under the revolving credit facility of $105.0 million as of December 31, 2020, taken together, provide adequate resources to fund ongoing cash requirements for the next twelve months. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of filing of this Annual Report on Form 10-K. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.
Operating Cash Flow Activities
Net cash provided by operating activities increased $5.5 million, from $43.6 million provided by operations for 2019 to $49.1 million provided by operations for 2020. The increase in cash flows provided by operations was primarily due to cash-advantageous changes in working capital, most notably as it relates to accounts receivable and financing receivables. During 2019, accounts receivable contracted by $1.7 million, or 4%, driven by a 2% reduction in annual revenues coupled with a slight decrease in days sales outstanding ("DSO") from 53 days to 52 days. During 2020, accounts receivable contracted by $6.4 million, or 16%, driven by a 4% reduction in annual revenues coupled with a significant decrease in DSO from 52 days to 45 days. The resulting impact to operating cash flows was a $0.6 million increase during 2019 compared to a $3.7 million increase during 2020. Additionally, the increasing shift towards a higher mix of SaaS arrangements for our new Acute Care EHR installations resulted in fewer long-term financing arrangements for perpetual license arrangements during 2020. This increasing shift in license mix, coupled with successful collections on past financing receivables, resulted in financing receivables serving as a much greater source of cash during 2020. Financing receivables contributed $3.1 million of operating cash flows during 2019, compared to $6.4 million of operating cash flows during 2020.
Investing Cash Flow Activities
Net cash used in investing activities decreased $5.8 million, with $6.7 million used during 2020 compared to $12.5 million used during 2019. Most notably, we used $10.7 million of cash during 2019 to fund our acquisition of Get Real Health, with no such acquisitions occurring during 2020. Conversely, our investing activities during 2020 included $3.3 million in capitalized software development costs compared to none during 2019. Lastly, cash outflows for purchases of property and equipment increased to $3.3 million during 2020 from $1.8 million during 2019, mostly due to the addition of a West Coast data center to enhance our remote hosting capabilities.
Financing Cash Flow Activities
During 2020, our financing activities used net cash of $37.2 million, as we paid a net $31.6 million in long-term debt principal and declared and paid dividends in the amount of $4.3 million, with another $1.3 million used to fund stock repurchases. Financing cash flow activities used $29.5 million during 2019, primarily due to a net $23.3 million paid in long-term debt principal and $5.7 million cash paid in dividends.
On September 4, 2020, our Board of Directors opted to indefinitely suspend all quarterly dividends. Our Board of Directors will take into account such matters as general business conditions, capital needs, our financial results and such other factors as our Board of Directors may deem relevant in future dividend declarations.
Credit Agreement
As of December 31, 2020, we had $73.1 million in principal amount outstanding under our term loan facility and $5.0 million in principal amount outstanding under our revolving credit facility. Each of our credit facilities continues to bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted LIBOR rate for the relevant interest period, subject to a floor of 0.50%, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate, subject to the aforementioned floor, plus one percent per annum, or (3) a combination of (1) and (2). The applicable margin range for LIBOR loans and the letter of credit fee ranges from 1.8% to 3.0%. The applicable margin range for base rate loans ranges from 0.8% to 2.0%, in each case based on the Company's consolidated net leverage ratio.
Principal payments with respect to the term loan facility are due on the last day of each fiscal quarter beginning September 30, 2020, with quarterly principal payments of approximately $0.9 million through June 30, 2022, approximately $1.4 million through June 30, 2024 and approximately $1.9 million through March 31, 2025 with maturity on June 16, 2025 or such earlier date as the obligations under our credit agreement become due and payable pursuant to the terms of our credit agreement. Any principal outstanding under our revolving credit facility is due and payable on the maturity date.
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
The Amended and Restated Credit Agreement provides incremental facility capacity of $50 million, subject to certain conditions. The Amended and Restated Credit Agreement includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated net leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. The Amended and Restated Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio of 1.25:1.00 throughout the duration of such agreement. Under the Amended and Restated Credit Agreement, the Company is required to comply with a maximum consolidated net leverage ratio of 3.50:1.00. The Amended and Restated Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default. We believe that we were in compliance with the covenants contained in such agreement as of December 31, 2020.
The Amended and Restated Credit Agreement requires the Company to mandatorily prepay our credit facilities with 50% of excess cash flow (minus certain specified other payments). This mandatory prepayment requirement is applicable only if the Company’s consolidated net leverage ratio exceeds 2.50:1.00. The Company is permitted to voluntarily prepay the credit facilities at any time without penalty, subject to customary “breakage” costs with respect to prepayments of LIBOR rate loans made on a day other than the last day of any applicable interest period. During 2019, this mandatory prepayment requirement resulted in a $7.0 million prepayment on the term loan facility during the first quarter of 2019 related to excess cash flow generated by the Company during 2018. An excess cash flow prepayment related to excess cash flow generated during 2019 was not required during 2020.
Bookings
Bookings is a key operational metric used by management to assess the relative success of our sales generation efforts, and were as follows for the years ended December 31, 2020 and 2019, respectively:

(In thousands)	2020	2019
System sales and support (1)
Acute Care EHR	$42,449	$47,217
Post-acute Care EHR	6,341	5,089
Total system sales and support	48,790	52,306
TruBridge (2)	33,238	27,209
Total bookings	$82,028	$79,515

(1) Generally calculated as the total contract price (for system sales) including annualized contract value (for support) for perpetual license system sales and total contract price for SaaS sales.
(2) Generally calculated as the total contract price (for non-recurring, project-related amounts) and annualized contract value (for recurring amounts).
Acute Care EHR bookings in 2020 decreased $4.8 million, or 10%, despite a $0.9 million, or 4%, increase in net new bookings as the uncertainty resulting from the COVID-19 pandemic created a difficult demand environment for non-strategic IT purchases. This difficult demand environment manifested itself in a $3.0 million, or 19%, decrease in non-MU3 add-on bookings from existing customers with MU3-related add-on bookings decreasing $2.2 million, or 81%, as the related compliance deadline of October 1, 2019 has passed.

Bookings for our Post-acute Care EHR segment increased $1.3 million, or 26%, primarily as recent investments in AHT’s technology solutions are driving demand within the existing AHT customer base for additional applications and upgrades.

TruBridge bookings have increased $6.0 million, or 22%, to a record $33.2 million during 2020, mostly due to the combined impacts of (i) our recently-introduced initiative to expand our TruBridge footprint outside of our traditional EHR customer base, resulting in significant client wins, and (ii) a poor sales environment during the first half of 2019 driven by a lack of urgency on the part of prospective customers, impacting the timing of customer decisions for purchasing TruBridge services.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements, as defined by Item 303(a)(4) of SEC Regulation S-K, as of December 31, 2020.
Contractual Obligations

As of December 31, 2020, our material obligations requiring payments in the future are set forth below to reflect (i) our real estate lease obligations, and (ii) the Company’s debt obligations under our credit facilities in connection with the Company’s acquisition of HHI and its wholly-owned subsidiaries, and related interest payments as follows:

	Payment due by period
(In thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$7,679	$1,518	$3,779	$1,468	$914
Debt obligations	78,125	3,750	10,312	64,063	—
Interest on debt obligations	8,657	2,178	4,025	2,454	—
Total contractual obligations	$94,461	$7,446	$18,116	$67,985	$914

Interest on debt obligations for floating rate instruments, as calculated above, assumes rates in effect at December 31, 2020 remain constant.
Critical Accounting Policies and Estimates
General
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
Revenue Recognition
Revenue is recognized upon transfer of control of promised products or services to clients in an amount that reflects the consideration we expect to receive in exchange for those products and services. We enter into contracts that can include various combinations of products and services, which are generally distinct and accounted for as separate performance obligations. The Company employs the 5-step revenue recognition model under ASC 606, Revenue from Contracts with Customers, to: (1) identify the contract with the client, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation.
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
Allowance for Credit Losses
Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The collectability of trade receivable balances is regularly evaluated based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns, resulting in the establishment of general reserves. Additionally, if it is determined that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material event impacting its business, a specific allowance for doubtful accounts may be recorded to reduce the related receivable to the amount expected to be recovered. Refer to Note 11 of the consolidated financial statements included herein for a detailed discussion about our credit loss accounting policy related to trade accounts receivable.

The Company has sold information and patient care systems to certain healthcare providers under short-term payment plans and sales-type leases. The Company establishes an allowance for credit losses for these financing receivables based on the historical level of customer defaults under such financing arrangements. Additionally, if it is determined that a customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing or other material event impacting its business, a specific allowances may be recorded to reduce the related receivable to the amount expected to be recovered. Refer to Note 11 of the consolidated financial statements for further information about our financing receivables.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. We adopted the new standard as of January 1, 2020. Adoption of this standard did not have a material impact on our consolidated financial statements. Although we believe that that our approach to estimates and judgments regarding our allowance for credit losses is reasonable, actual results could differ and we may be exposed to increases or decreases in required allowances that could be material.
Estimates
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
Business combinations, including purchased intangible assets
The Company accounts for business combinations at fair value. Acquisition costs are expensed as incurred and recorded in general and administrative expenses. Measurement period adjustments relate to adjustments to the fair value of assets acquired and liabilities assumed based on information that we should have known at the time of acquisition. All changes to purchase accounting that do not qualify as measurement period adjustments are included in current period earnings.
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
As part of our annual goodwill impairment test, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a quantitative goodwill impairment assessment. The first step of the quantitative goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. The Company early adopted Accounting Standards Update ("ASU") 2017-04, Intangibles—Goodwill and Other (Topic 350), on January 1, 2017, which eliminates the second step of the goodwill impairment analysis. Therefore, if the carrying amount of the reporting unit exceeds its fair value in the first step of the goodwill impairment test, an impairment charge is recognized for the amount by which the carrying amount exceeds the total amount of goodwill allocated to that reporting unit. If the fair value of the reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered to be impaired.
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
As of October 1, 2020, the date of our most recent impairment test, our Post-acute Care EHR and TruBridge reporting units had fair values that were substantially in excess of their respective carrying values. The calculated fair value of our Acute Care EHR reporting unit exceeded the reporting unit’s carrying value by 12% and, as such, poses a heightened risk of impairment if the reporting unit’s operating results were to decline in future periods. During the three months ended December 31, 2020, there were no identified indicators of impairment that required the Company to complete an interim quantitative assessment related to any of the Company’s reporting units or indefinitely-lived intangible assets.
Quantitative and Qualitative Disclosures about Market and Interest Rate Risk
Our exposure to market risk relates primarily to the potential change in the British Bankers Association London Interbank Offered Rate ("LIBOR"). We had $78.1 million of outstanding borrowings under our credit facilities with Regions Bank at December 31, 2020. The term loan facility and revolving credit facility bear interest at a rate per annum equal to an applicable margin plus (1) the Adjusted LIBOR rate for the relevant interest period, subject to a floor of 0.5%, (2) an alternate base rate determined by reference to the greatest of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate plus one percent per annum,subject to the aforementioned floor, or (3) a combination of (1) and (2). Accordingly, we are exposed to fluctuations in interest rates on borrowings under our credit facilities. A one hundred basis point change in interest rate on our borrowings outstanding as of December 31, 2020 would result in a change in interest expense of approximately $0.8 million annually.
We did not have investments as of December 31, 2020. We do not utilize derivative financial instruments to manage our interest rate risks.
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
Management assessed the effectiveness of CPSI’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on our assessment and those criteria, management believes that CPSI maintained effective control over financial reporting as of December 31, 2020.
The independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and has also issued its report on the effectiveness of the Company’s internal control over financial reporting included in this report on page 60.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
Computer Programs and Systems, Inc.:

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Computer Programs and Systems, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated March 12, 2021 expressed an unqualified opinion on those financial statements.

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
March 12, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Stockholders
Computer Programs and Systems, Inc.:

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Computer Programs and Systems, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 12, 2021 expressed an unqualified opinion.

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

Critical audit matters
The critical audit matter communicated below is a matter arising from the current period audit or the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment

As described further in Notes 2 and 12 to the consolidated financial statements, management evaluates goodwill for impairment on an annual basis as of October 1, or more frequently if impairment indicators exist, at the reporting unit level. Management estimated the fair values of its reporting units using a combination of the income and market approaches. The determination of the fair value of the reporting units requires management to make significant estimates and assumptions related to forecasts of future revenues and operating expenses and discount rates. We identified the goodwill impairment assessment of the acute and post-acute reporting units as a critical audit matter.

Changes in these assumptions could materially affect the determination of the fair value of the reporting units, the amount of any goodwill impairment charge, or both. The principal consideration for this determination is that management utilized significant judgment when estimating the fair value and carrying value of the reporting units. In turn, auditing management's judgments regarding forecasts of future revenues and operating expenses, and the discount rate applied, involved a high degree of subjectivity due to the estimation uncertainty of management's significant judgments.

Our audit procedures related to the goodwill impairment assessment included the following, among others:

•We evaluated the design and tested the operating effectiveness of controls relating to the goodwill impairment assessment, including the determination of the fair value and carrying value of the reporting units.

•We tested management's process for determining the fair value and carrying value of the reporting units. This included evaluating the appropriateness of the valuation methods, testing the completeness, accuracy, and relevance of data used by management, and evaluating the reasonableness of management's significant assumptions, which included forecasted revenues, operating expenses, and net capital expenditures. We tested whether these forecasts were reasonable and consistent with historical performance, third-party market data, and other evidence obtained in other areas of the audit.

•We tested the Company's discounted cash flow model for the reporting units with the assistance of valuation specialists, including the reasonableness of the utilized discount rate.

•We tested the Company's use of the market approach with the assistance of valuation specialists, including the reasonableness of selected multiples.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2004.

Atlanta, Georgia
March 12, 2021

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$12,671	$7,357
Accounts receivable, net of allowance for credit losses of $1,701 and $2,078, respectively	32,414	38,819
Financing receivables, current portion, net	10,821	12,032
Inventories	1,084	1,426
Prepaid income taxes	1,789	1,337
Prepaid expenses and other	8,365	5,861
Total current assets	67,144	66,832
Property and equipment, net	13,139	11,593
Software development costs, net	3,210	—
Operating lease assets	6,610	7,800
Financing receivables, net of current portion	11,477	18,267
Other assets, net of current portion	2,787	1,771
Intangible assets, net	71,689	83,110
Goodwill	150,216	150,216
Total assets	$326,272	$339,589
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,716	$8,804
Current portion of long-term debt	3,457	8,430
Deferred revenue	8,130	8,628
Accrued vacation	5,353	4,301
Other accrued liabilities	12,786	11,767
Total current liabilities	37,442	41,930
Long-term debt, net of current portion	73,360	99,433
Operating lease liabilities	5,092	6,256
Deferred tax liabilities	10,378	7,623
Total liabilities	126,272	155,242
Stockholders’ equity:
Common stock, $0.001 par value per share; 30,000 shares authorized; 14,511 shares issued at December 31, 2020 and 14,356 shares issued at December 31, 2019	15	14
Additional paid-in capital	181,622	174,618
Retained earnings	19,624	9,715
Treasury stock, 47 shares at December 31, 2020 and zero shares at December 31, 2019	(1,261)	—
Total stockholders’ equity	200,000	184,347
Total liabilities and stockholders’ equity	$326,272	$339,589
The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year ended December 31,
	2020	2019	2018
Sales revenues:
System sales and support	$152,954	$165,352	$180,164
TruBridge	111,534	109,282	100,247
Total sales revenues	264,488	274,634	280,411
Costs of sales (exclusive of amortization shown separately below):
System sales and support	69,361	73,872	75,984
TruBridge	58,881	56,617	54,699
Total costs of sales	128,242	130,489	130,683
Gross profit	136,246	144,145	149,728
Operating expenses:
Product development	33,457	36,861	36,371
Sales and marketing	24,185	27,774	30,713
General and administrative	46,129	43,921	47,275
Amortization of acquisition-related intangibles	11,421	11,006	10,487
Total operating expenses	115,192	119,562	124,846
Operating income	21,054	24,583	24,882
Other income (expense):
Other income	1,494	807	803
Gain on contingent consideration	—	5,000	—
Loss on extinguishment of debt	(202)	—	—
Interest expense	(3,562)	(6,694)	(7,577)
Total other income (expense)	(2,270)	(887)	(6,774)
Income before taxes	18,784	23,696	18,108
Provision for income taxes	4,538	3,228	476
Net income	$14,246	$20,468	$17,632
Net income per share - basic	$0.98	$1.43	$1.26
Net income per share - diluted	$0.98	$1.43	$1.26
Weighted average shares outstanding used in per common share computations:
Basic	14,038	13,778	13,561
Diluted	14,038	13,778	13,568
The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2017	13,760	$14	$155,078	$(19,006)	$—	$136,086
Net income	—	—	—	17,632	—	17,632
Adoption of accounting standards (Note 2)	—	—	—	1,970	—	1,970
Issuance of restricted stock	326	—	—	—	—	—
Forfeiture of restricted stock	(3)	—	—	—	—	—
Stock-based compensation	—	—	9,715	—	—	9,715
Dividends	—	—	—	(5,620)	—	(5,620)
Balance at December 31, 2018	14,083	$14	$164,793	$(5,024)	$—	$159,783
Net income	—	—	—	20,468	—	20,468
Common stock issued upon exercise of stock options	1		3	—	—	3
Issuance of restricted stock	272	—	—	—	—	—
Stock-based compensation	—	—	9,822	—	—	9,822
Dividends	—	—	—	(5,729)	—	(5,729)
Balance at December 31, 2019	14,356	$14	$174,618	$9,715	—	$184,347
Net income	—	—	—	$14,246	—	$14,246
Common stock issued upon exercise of stock options	—	—	—	—	—	$—
Issuance of restricted stock	156	1	(1)	—	—	$—
Forfeiture of restricted stock	(1)	—	—	—	—	$—
Stock-based compensation	—	—	7,005	—	—	$7,005
Treasury stock purchases	—	—	—	—	(1,261)	$(1,261)
Dividends	—	—	—	(4,337)	—	$(4,337)
Balance at December 31, 2020	14,511	$15	$181,622	$19,624	(1,261)	$200,000
The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2020	2019		2018
Operating Activities
Net income	$14,246	$20,468		$17,632
Adjustments to net income:
Provision for bad debt	4,370	2,348		3,176
Deferred taxes	2,755	1,011		(364)
Stock based compensation	7,005	9,822		9,715
Depreciation	1,790	1,407		1,795
Amortization of acquisition-related intangibles	11,421	11,006		10,487
Amortization of software development costs	118	—		—
Amortization of deferred finance costs	317	345		345
Gain on contingent consideration	—	(5,000)		—
Loss on extinguishment of debt	202	—		—
Changes in operating assets and liabilities (net of acquired assets and liabilities):
Accounts receivable	3,667	641		(3,898)
Financing receivables	6,369	3,053		(9,473)
Inventories	342	72		(81)
Prepaid expenses and other	(3,519)	(1,474)		549
Accounts payable	(1,088)	2,542		(1,952)
Deferred revenue	(498)	(2,003)		264
Other liabilities	2,097	(1,418)		(1,336)
Prepaid income taxes/income taxes payable	(452)	782		(2,930)
Net cash provided by operating activities	49,142	43,602		23,929
Investing Activities
Purchases of property and equipment	(3,336)	(1,760)		(978)
Purchase of business, net of cash received	—	(10,733)		—
Investment in software development	(3,328)	—		—
Net cash used in investing activities	(6,664)	(12,493)		(978)
Financing Activities
Dividends paid	(4,337)	(5,729)		(5,620)
Proceeds from long-term debt	64	—		—
Payments of long-term debt principal	(4,069)	(13,609)		(13,105)
Proceeds from revolving line of credit	—	11,000		7,300
Payments of revolving line of credit	(27,561)	(20,693)		(5,590)
Payments on capital lease	—	(250)		(315)
Payments of contingent consideration	—	(206)		(409)
Proceeds from exercise of stock options	—	3		—
Treasury stock purchases	(1,261)	—	—	—
Net cash used in financing activities	(37,164)	(29,484)		(17,739)
Increase in cash and cash equivalents	5,314	1,625		5,212
Cash and cash equivalents at beginning of year	7,357	5,732		520
Cash and cash equivalents at end of year	$12,671	$7,357		$5,732
Continued on following page.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(In thousands)

	Year ended December 31,
	2020	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,245	$6,342	$7,138
Cash paid for income taxes, net of refund	$2,235	$3,193	$3,771
Supplemental disclosure of non-cash flow information:
Write-off of fully depreciated assets	$1,618	$—	$8,244
The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
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
Accounts Receivable and Allowance for Credit Losses
Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The Company establishes a general allowance for doubtful accounts based on collections history. In the case of a bankruptcy filing or other similar event indicating the collectability of specific customer accounts is no longer probable, a specific allowance for doubtful accounts may be recorded to reduce the related receivable to the amount expected to be recovered.
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
As part of our annual goodwill impairment test, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a quantitative goodwill impairment assessment. The first step of the quantitative goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. The Company early adopted ASU 2017-04, Intangibles—Goodwill and Other (Topic 350), on January 1, 2017, which eliminates the second step of the goodwill impairment analysis. Therefore, if the carrying amount of the reporting unit exceeds its fair value in the first step of the goodwill impairment test, an impairment charge is recognized for the amount by which the carrying amount exceeds the total amount of goodwill allocated to that reporting unit. If the fair value of the reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered to be impaired. We determined there was no impairment to goodwill for the years ended December 31, 2020, 2019 and 2018.
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

We assess the recoverability of intangible assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount is not recoverable if it exceeds the undiscounted sum of cash flows expected to result from the use and eventual disposition of the asset. If the asset is not recoverable, the impairment loss is measured by the excess of the asset's carrying amount over its fair value. We determined there was no impairment to purchased intangible assets as of December 31, 2020, 2019 or 2018.
Revenue Recognition
Revenue is recognized upon transfer of control of promised products or services to clients in an amount that reflects the consideration we expect to receive in exchange for those products and services. We enter into contracts that can include various combinations of products and services, which are generally distinct and accounted for as separate performance obligations. The Company employs the 5-step revenue recognition model under ASC 606, Revenue from Contracts with Customers, to: (1) identify the contract with the client, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation.
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

Refer to Note 18 - Segment Reporting for further information, including revenue by client base (acute care or post-acute care) bifurcated by recurring and non-recurring revenue.
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
The following table details deferred revenue for the years ended December 31, 2020 and 2019, included in the consolidated balance sheets:

	For years ended December 31,
(In thousands)	2020	2019
Beginning balance	$8,628	$10,201
Deferred revenue recorded	18,507	20,507
Deferred revenue acquired	—	430
Less deferred revenue recognized as revenue	(19,005)	(22,510)
Ending balance	$8,130	$8,628
The deferred revenue recorded for years ended December 31, 2020 and 2019 is comprised primarily of the annual renewals of certain software subscriptions billed during during the first quarter of each year and deposits collected for future EHR installations. The deferred revenue acquired resulted from the May 2019 acquisition of Get Real Health. The deferred revenue recognized as revenue during the years ended December 31, 2020 and 2019 is comprised primarily of the periodic recognition of annual renewals that were deferred until earned and deposits for future EHR installations that were deferred until earned.
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
The following table details costs to obtain and fulfill contracts with customers for the years ended December 31, 2020 and 2019, included in the consolidated balance sheets:

	For years ended December 31,
(In thousands)	2020	2019
Beginning balance	$4,439	$3,017
Costs to obtain and fulfill contracts capitalized	6,974	6,246
Less costs to obtain and fulfill contracts recognized as expense	(5,421)	(4,824)
Ending balance	$5,992	$4,439
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
Stock-Based Compensation
The Company accounts for stock-based compensation according to the provisions of ASC 718, Compensation – Stock Compensation, which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee’s or non-employee director’s requisite service period.
Product Development Costs
Product development costs are expensed as incurred. Product development costs totaled approximately $33.5 million, $36.9 million and $36.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Income Taxes
We account for income taxes in accordance with ASC 740, Accounting for Income Taxes. Under this topic, deferred income taxes are determined utilizing the asset and liability approach. This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of assets and liabilities. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We recognize interest and penalties accrued related to unrecognized tax benefits in the consolidated statements of operations as a component of the provision for income taxes.
We also make a provision for uncertain income tax positions in accordance with the ASC 740, Accounting for Income Taxes. These provisions require that a tax position taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement. The topic also requires that changes in judgment that result in subsequent recognition, derecognition, or change in a measurement date of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the interim period in which the change occurs.
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
Segment Reporting
Operating segments are identified as components of an enterprise about which separate discrete financial information is evaluated by the chief operating decision maker, which we refer to as the CODM, or decision-making group in assessing performance and making decisions regarding resource allocation. The Company has prepared operating segment information based on the manner in which management disaggregates the Company's operations for making internal operating decisions. For more information, see Note 18 - Segment Reporting.
New Accounting Standards Adopted in 2020
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. We adopted this as of January 1, 2020. Adoption of the standard did not have a material impact on our consolidated financial statements.
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

Our acquisition of Get Real Health was treated as a purchase in accordance with ASC 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. Our allocation of the purchase price was based on management's judgment after evaluating several factors, including a preliminary valuation assessment.

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

The fair value measurements of tangible and intangible assets and liabilities were based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value measurement hierarchy (see Note 17 - Fair Value). Level 3 inputs included, among others, discount rates that we estimated would be used by a market participant in valuing these assets and liabilities, projections of revenues and cash flows, client attrition rates and market comparables.

Our consolidated statement of operations for the year ended December 31, 2019 includes revenues of approximately $3.4 million, and pre-tax loss of approximately $0.1 million, attributed to the acquired business since the May 3, 2019 acquisition date.

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
4.     PROPERTY AND EQUIPMENT
Property and equipment were comprised of the following at December 31, 2020 and 2019:

(In thousands)	2020	2019
Land	$2,848	$2,848
Buildings and improvements	8,242	8,039
Computer equipment	7,144	4,011
Leasehold improvements	1,283	1,712
Office furniture and fixtures	829	2,018
Automobiles	18	18
	20,364	18,646
Less: accumulated depreciation	(7,225)	(7,053)
Property and equipment, net	$13,139	$11,593

5.     SOFTWARE DEVELOPMENT
Software development costs are accounted for in accordance with ASC 350-40, Internal-Use Software. We capitalize incurred labor costs for software development from the time the preliminary project phase is completed until the software is available for general release. Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. We estimate the useful life of our capitalized software and amortize its value on a straight-line basis over that estimated life, which is estimated to be five years. If the actual life of the asset is deemed to be impaired, a write-down of the value of the asset may be recorded as a charge to earnings. Upon the software's availability for general release, we commence amortization of the capitalized software costs on a module-by-module basis.
Software development, net was comprised of the following at December 31, 2020 and 2019:

(In thousands)	2020	2019
Software development costs	$3,328	$—
Less: accumulated amortization	(118)	—
Software development costs, net	$3,210	$—

6.    OTHER ACCRUED LIABILITIES
Other accrued liabilities were comprised of the following at December 31, 2020 and 2019:

(In thousands)	2020	2019
Salaries and benefits	$7,876	$6,946
Severance	25	329
Commissions	1,040	1,037
Self-insurance reserves	1,776	1,382
Other	551	529
Operating lease liabilities, current portion	1,518	1,544
Other accrued liabilities	$12,786	$11,767
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
The Company's unvested restricted stock awards (see Note 9) are considered participating securities under ASC 260, Earnings Per Share, because they entitle holders to non-forfeitable rights to dividends until the awards vest or are forfeited. When a company has a security that qualifies as a "participating security," the Codification requires the use of the two-class method when computing basic EPS. The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In determining the amount of net income to allocate to common stockholders, income is allocated to both common stock and participating securities based on their respective weighted average shares outstanding for the period, with net income attributable to common stockholders ultimately equaling net income less net income attributable to participating securities. Diluted EPS for the Company's common stock is computed using the more dilutive of the two-class method or the treasury stock method.

The following is a calculation of the basic and diluted EPS for the Company's common stock, including a reconciliation between net income and net income attributable to common stockholders for the years ended December 31, 2020, 2019, and 2018:

(In thousands, except for per share data)	2020	2019	2018
Basic EPS
Numerator
Net income	$14,246	$20,468	$17,632
Less: Net income attributable to participating securities	(429)	(764)	(595)
Net income attributable to common stockholders	$13,817	$19,704	$17,037
Denominator
Weighted average shares outstanding used in basic per common share computations	14,038	13,778	13,561
Basic EPS	$0.98	$1.43	$1.26

Diluted EPS
Numerator
Net income attributable to common stockholders for diluted EPS	$13,817	$19,704	$17,037
Denominator
Weighted average shares outstanding used in basic per common share computations	14,038	13,778	13,561
Weighted average effect of dilutive securities:
Performance share awards	—	—	7
Weighted average shares outstanding used in diluted per common share computations	14,038	13,778	13,568
Diluted EPS	$0.98	$1.43	$1.26

8.     INCOME TAXES
The Company accounts for income taxes in accordance with the ASC 740, Accounting for Income Taxes. These provisions require a company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. The Company did not have any unrecognized tax positions as of December 31, 2020 and 2019.
The federal returns for tax years 2017 through 2019 remain open to examination, and the tax years 2016 through 2019 remain open to examination by certain other taxing jurisdictions to which the Company is subject. Additional years may be open to the extent attributes are being carried forward to an open year.
Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized.

Deferred tax assets and liabilities were comprised of the following at December 31, 2020 and 2019:

(In thousands)	2020	2019
Deferred tax assets:
Accounts receivable and financing receivables	$773	$1,221
Accrued vacation	691	653
Stock-based compensation	2,568	2,886
Deferred revenue	283	257
Accrued severance	4	24
Fixed assets	—	1,347
Credits	3,274	3,072
Net operating loss	4,301	7,770
Deferred tax assets	11,894	17,230
Less: Valuation allowance	636	801
Total deferred tax assets	$11,258	$16,429
Deferred tax liabilities:
Intangible assets	$19,603	$20,960
Accrued liabilities and other	956	3092
Fixed assets	1,077	—
Total deferred tax liabilities	$21,636	$24,052
Total net deferred tax liability	$(10,378)	$(7,623)
Significant components of the income tax provision for the years ended December 31, 2020, 2019 and 2018 were as follows:

(In thousands)	2020	2019	2018
Current provision:
Federal	$244	$860	$(594)
State	1,539	1,357	1,434
Deferred provision:
Federal	2,766	951	649
State	(11)	60	(1,013)
Total income tax provision	$4,538	$3,228	$476
The difference between income taxes at the U.S. federal statutory income tax rate of 21% for the years ended December 31, 2020, 2019 and 2018, and those reported in the consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018 are as follows:

(In thousands)	2020	2019	2018
Income taxes at U.S. federal statutory rate	$3,945	$4,976	$3,803
Provision-to-return adjustments	455	(66)	(112)
State income tax, net of federal tax effect	908	978	1109
Tax credits	(958)	(2,196)	(3,428)
Contingent consideration	—	(1,050)	—
Stock-based compensation	255	151	356
Change in valuation allowance	(165)	173	(1,149)
Other	98	262	(103)
Total income tax provision	$4,538	$3,228	$476
Our effective tax rates for the years ended December 31, 2020, 2019 and 2018 were 24%, 14% and 3% respectively. Our effective tax rate for 2018 was abnormally low and significantly impacted by our implementation of the ASC 730 Safe Harbor Directive, which significantly increased our estimated R&D tax credits for the 2017 and 2018 tax years. Our effective tax rate for 2019, although significantly higher than that of 2018, was significantly impacted by the non-taxable nature of our recorded gain on contingent consideration, which served to reduce the year's effective tax rate by over 4%.

2020 lacked any benefit to the effective tax rate from such contingent consideration and, when combined with more punitive provision to return adjustments primarily related to R&D tax credits and lowered estimates for current year qualifying research expenditures, thereby lowering current year estimates for the R&D tax credit, resulted in a significant increase in the year's effective tax rate.
We have federal net operating loss carryforwards related to the acquisition of HHI and Get Real Health of $12.2 million, $27.9 million and $40.5 million for the years ending December 31, 2020, 2019, and 2018, respectively, which expire at various dates from 2026 to 2035. We have state net operating loss carryforwards related to the acquisition of HHI and Get Real Health of $29.2 million, $34.4 million and $34.5 million for the years ending December 31, 2020, 2019, and 2018, respectively, which expire at various dates from 2023 to 2036.
Realization of deferred tax assets associated with the state net operating loss carryforward is dependent upon generating sufficient taxable income prior to their expiration. We believe it is more likely than not that the benefit from certain state NOL carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance on the deferred tax assets related to these state NOL carryforwards of $0.8 million after December 31, 2019 and $0.6 million after December 31, 2020. The change in valuation allowance was based on evidence supporting that certain state NOL carryforwards associated with the acquisition of Get Real Health may not be realized.
9.    STOCK-BASED COMPENSATION AND EQUITY
The Company's stock-based compensation awards are in the form of restricted stock and performance share awards granted pursuant to the Company's 2012 Restricted Stock Plan for Non-Employee Directors, Amended and Restated 2014 Incentive Plan and 2019 Incentive Plan, as amended (the "Plans"). Stock-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee’s or non-employee director’s requisite service period. As of December 31, 2020, there was a total of 645,767 shares of common stock reserved under the Plans for issuance under future share-based payment arrangements.
The following table details total stock-based compensation expense for the years ended December 31, 2020, 2019 and 2018, included in the consolidated statements of operations:

(In thousands)	2020	2019	2018
Costs of sales	$1,474	$2,040	$2,134
Operating expenses	5,531	7,782	7,581
Pre-tax stock-based compensation expense	7,005	9,822	9,715
Less: income tax effect	(1,471)	(2,063)	(2,040)
Net (after tax) stock-based compensation expense	$5,534	$7,759	$7,675
As of December 31, 2020, there was $5.7 million of unrecognized compensation cost related to unvested or unearned, as applicable, stock-based compensation arrangements granted under the Plans, which is expected to be recognized over a weighted-average period of 1.6 years.
Restricted Stock
The Company grants restricted stock to executive officers, certain key employees and non-employee directors under the 2019 Incentive Plan with the fair value of the awards representing the fair value of the common stock on the date the restricted stock is granted. Shares of restricted stock generally vest in equal annual installments over the applicable vesting period, which ranges from one to three years. The Company records expenses for these grants on a straight-line basis over the applicable vesting periods. Shares of restricted stock have also been issued pursuant to the settlement of performance share awards with one-year performance periods, for which the Company records expenses in the manner described in the "Performance Share Awards" section below. Although no such one-year performance share awards were granted during 2020, shares issued pursuant to past one-year performance share awards are still subject to vesting.

A summary of restricted stock activity (including shares of restricted stock issued pursuant to the settlement of performance share awards) under the Plans during the years ended December 31, 2020, 2019 and 2018 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested stock outstanding at January 1, 2018	309,195	$38.36
Granted	148,841	30.20
Performance share awards converted to restricted stock	177,395	29.94
Vested	(156,988)	40.52
Forfeited	(3,311)	30.20
Unvested stock outstanding at December 31, 2018	475,132	$32.00
Granted	133,936	30.89
Performance share awards converted to restricted stock	138,566	29.80
Vested	(221,775)	33.48
Unvested stock outstanding at December 31, 2019	525,859	$30.51
Granted	136,771	26.16
Performance share awards converted to restricted stock	19,678	30.15
Vested	(268,067)	30.80
Forfeited	(1,274)	26.16
Unvested stock outstanding at December 31, 2020	412,967	$28.87
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
A summary of performance share award activity under the Plans for the years ended December 31, 2020, 2019 and 2018, is as follows, based on the target award amounts set forth in the performance share award agreements:

	Shares	Weighted-Average Grant-Date Fair Value
Performance share awards outstanding at January 1, 2018	189,325	$29.94
Granted	184,776	30.15
Forfeited or unearned	(11,930)	29.94
Performance share awards converted to restricted stock	(177,395)	29.94
Performance share awards outstanding at December 31, 2018	184,776	$30.15
Granted	110,310	30.95
Forfeited or unearned	44,189	29.77
Performance share awards converted to restricted stock	(138,566)	29.80
Performance share awards outstanding at December 31, 2019	200,709	$30.75
Granted	107,298	26.96
Forfeited or unearned	(35,477)	30.15
Performance share awards converted to restricted stock	(19,678)	30.15
Performance share awards outstanding at December 31, 2020	252,852	$29.27
Stock Repurchases
On September 4, 2020, our Board of Directors approved a stock repurchase program under which we may repurchase up to $30.0 million of our common stock through September 3, 2022. During 2020, we repurchased 46,900 shares. The approximate dollar value of shares that may yet be repurchased under the stock repurchase program was $28.7 million as of December 31, 2020. Any future stock repurchase transactions may be made through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Any repurchase activity will depend on many factors, such as the availability of shares of our common stock, general market conditions, the trading price of our common stock, alternative uses for capital, the Company's financial performance, compliance with the terms of our Amended and Restated Credit Agreement and other factors. Concurrent with the authorization of this stock repurchase program, the Board of Directors opted to indefinitely suspend all quarterly dividends.
10.     CONCENTRATION OF CREDIT RISK
Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of temporary cash investments and trade receivables (including financing receivables). The Company places its temporary cash investments with credit-worthy, high-quality financial institutions.
The Company’s customer base is concentrated in the healthcare industry. Customers are primarily located throughout the United States. The Company requires no collateral or other security to support customer trade receivables. An allowance for credit losses for trade receivables and an allowance for credit losses for financing receivables have been established for potential credit losses based on historical collection experience.
The Company maintains its cash and cash equivalents in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

11.     FINANCING RECEIVABLES
Total financing receivables were $22.3 million as of December 31, 2020, compared with $30.3 million as of December 31, 2019.
Short-Term Payment Plans
The Company provides fixed monthly payment arrangements ("short-term payment plans") over terms ranging from three to twelve months for meaningful use stage three and other add-on software installations. As a practical expedient, we do not adjust the amount of consideration recognized as revenue for the financing component as unearned income when we expect payment within one year or less. These receivables, included in the current portion of financing receivables, were comprised of the following on December 31, 2020 and 2019:

(In thousands)	2020	2019
Short-term payment plans, gross	$1,973	$2,361
Less: allowance for credit losses	(99)	(165)
Short-term payment plans, net	$1,874	$2,196
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
The components of these receivables were as follows on December 31, 2020 and 2019:

(In thousands)	2020	2019
Long-term financing arrangements, gross	$24,082	$34,483
Less: allowance for credit losses	(1,390)	(2,806)
Less: unearned income	(2,268)	(3,574)
Long-term financing arrangements, net	$20,424	$28,103
Future minimum payments to be received subsequent to December 31, 2020 are as follows:

(In thousands)
2021	$10,036
2022	6,492
2023	4,071
2024	2,497
2025	950
Thereafter	36
Total minimum payments to be received	24,082
Less: allowance for credit losses	(1,390)
Less: unearned income	(2,268)
Receivables, net	$20,424

Credit Quality of Financing Receivables and Allowance for Credit Losses
The following table is a roll-forward of the allowance for financing credit losses for the years ended December 31, 2020 and 2019:

(In thousands)	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
December 31, 2020	$2,971	$1,632	$(3,114)	$—	$1,489
December 31, 2019	$2,567	$970	$(566)	$—	$2,971
The Company’s financing receivables are comprised of a single portfolio segment, as the balances are all derived from short-term payment plan arrangements and long-term financing arrangements within our target market of community hospitals. The Company evaluates the credit quality of its financing receivables based on a combination of factors, including, but not limited to, customer collection experience, economic conditions, the customer’s financial condition, and known risk characteristics impacting the respective customer base of community hospitals, the most notable of which relate to enacted and potential changes in Medicare and Medicaid reimbursement rates as community hospitals typically generate a significant portion of their revenues and related cash flows from beneficiaries of these programs. In addition to specific account identification, the Company utilizes historical collection experience to establish the allowance for credit losses. Financing receivables are written off only after the Company has exhausted all collection efforts. Write-off amounts during 2020 were uncharacteristically high as we wrote off large balances for a handful of customers for which specific reserves had been established as of December 31, 2019.
Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. To facilitate customer collection and credit monitoring efforts, financing receivable amounts are invoiced and reclassified to trade accounts receivable when they become due, with all invoiced amounts placed on nonaccrual status. As a result, all past due amounts related to the Company’s financing receivables are included in trade accounts receivable in the accompanying consolidated balance sheets. The following is an analysis of the age of financing receivables amounts (excluding short-term payment plans) that have been reclassified to trade accounts receivable and were past due as of December 31, 2020 and December 31, 2019:

(In thousands)	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due
December 31, 2020	$1,270	$227	$672	$2,169
December 31, 2019	$1,480	$150	$207	$1,837
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

(In thousands)	December 31, 2020	December 31, 2019
Stratification of uninvoiced client financing receivables based on aging of related trade accounts receivable:
Uninvoiced client financing receivables related to trade accounts receivable that are 1 to 90 Days Past Due	$11,719	$18,015
Uninvoiced client financing receivables related to trade accounts receivable that are 91 to 180 Days Past Due	1,092	2,136
Uninvoiced client financing receivables related to trade accounts receivable that are 181+Days Past Due	2,668	1,972
Total uninvoiced client financing receivables balances of clients with a trade accounts receivable	$15,479	$22,123
Total uninvoiced client financing receivables of clients with no related trade accounts receivable	6,335	8,786
Total financing receivables with contractual maturities of one year or less	1,973	2,361
Less: allowance for credit losses	(1,489)	(2,971)
Total financing receivables	$22,298	$30,299

12.     INTANGIBLE ASSETS AND GOODWILL
Our purchased definite-lived intangible assets as of December 31, 2020 and 2019 are summarized as follows:

	December 31, 2020
(In thousands)	Customer Relationships	Trademark	Developed Technology	Total
Gross carrying amount, beginning of period	84,370	11,120	29,700	125,190
Accumulated amortization	(33,612)	(4,297)	(15,592)	(53,501)
Net intangible assets as of December 31, 2020	$50,758	$6,823	$14,108	$71,689
Weighted average remaining years of useful life	8	12	5	8

	December 31, 2019
(In thousands)	Customer Relationships	Trademark	Developed Technology	Total
Gross carrying amount, beginning of period	$82,300	$10,900	$24,100	117,300
Intangible assets acquired	2,070	220	5,600	7,890
Accumulated amortization	(26,456)	(3,449)	(12,175)	(42,080)
Net intangible assets as of December 31, 2019	$57,914	$7,671	$17,525	$83,110

The following table represents the remaining amortization of definite-lived intangible assets as of December 31, 2020:

(In thousands)
For the year ended December 31,
2021	$11,003
2022	10,904
2023	10,904
2024	9,681
2025	8,219
Due thereafter	20,978
Total	$71,689
The following table sets forth the change in the carrying amount of goodwill by segment for the years ended December 31, 2020, 2019, and 2018:

(In thousands)	Acute Care EHR	Post-acute Care EHR	TruBridge	Total
Balance as of December 31, 2017	97,095	29,570	13,784	140,449
Balance as of December 31, 2018	97,095	29,570	13,784	140,449
Goodwill acquired	—	—	9,767	9,767
Balance as of December 31, 2019	97,095	29,570	23,551	150,216
Balance as of December 31, 2020	$97,095	29,570	23,551	150,216
We determined there was no impairment to goodwill as of December 31, 2020, 2019, or 2018.

13.     LONG-TERM DEBT
Long-term debt was comprised of the following at December 31, 2020 and 2019:

(In thousands)	December 31, 2020	December 31, 2019
Term loan facility	$73,125	88,823
Revolving credit facility	5,000	20,000
Debt obligations	78,125	108,823
Less: debt issuance costs	(1,308)	(960)
Debt obligation, net	76,817	107,863
Less: current portion	(3,457)	(8,430)
Long-term debt	$73,360	$99,433
As of December 31, 2020, the carrying value of debt approximates the fair value due to the variable interest rate which reflects market rates.
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
Anticipated annual future maturities of the term loan facility and revolving credit facility are as follows as of December 31, 2020:

(In thousands)
2021	$3,750
2022	4,687
2023	5,625
2024	6,563
Thereafter	57,500
$78,125
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

The Amended and Restated Credit Agreement provides incremental facility capacity of $50 million, subject to certain conditions. The Amended and Restated Credit Agreement includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated net leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. The Amended and Restated Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio of 1.25:1.00 throughout the duration of such agreement. Under the Amended and Restated Credit Agreement, the Company is required to comply with a maximum consolidated net leverage ratio of 3.50:1.00. The Amended and Restated Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default. We believe that we were in compliance with the covenants contained in the credit agreement as of December 31, 2020.
The Amended and Restated Credit Agreement requires the Company to mandatorily prepay our credit facilities with 50% of excess cash flow (minus certain specified other payments). This mandatory prepayment requirement is applicable only if the Company's net leverage ratio exceeds 2.50:1.00. The Company is permitted to voluntarily prepay our credit facilities at any time without penalty, subject to customary “breakage” costs with respect to prepayments of LIBOR rate loans made on a day other than the last day of any applicable interest period. The excess cash flow mandatory prepayment requirement under the credit agreement resulted in a $7.0 million prepayment on the term loan facility during the first quarter of 2019 related to excess cash flow generated by the Company during 2018. An excess cash flow prepayment related to excess cash flow generated during 2019 was not required during 2020.
14.     BENEFIT PLANS
In January 1994, the Company adopted the CPSI 401(k) Retirement Plan that covers all eligible employees of the Company who have completed one year of service. The plan allows eligible employees to contribute up to 60% of their pre-tax earnings up to the statutory limit prescribed by the Internal Revenue Service. The Company matches a discretionary amount determined by the Board of Directors. The Company contributed approximately $3.2 million, $2.9 million, and $2.6 million to the plan for the years ended December 31, 2020, 2019 and 2018, respectively.
The Company provides certain health and medical benefits to eligible employees, their spouses and dependents pursuant to a benefit plan funded by the Company. Each participating employee contributes to the Company’s costs associated with such benefit plan. The Company’s obligation to fund this benefit plan and pay for these benefits is limited through the Company’s purchase of an insurance policy from a third-party insurer. The amount established as a reserve is intended to recognize the Company’s estimated obligations with respect to its payment of claims and claims incurred but not yet reported under the benefit plan. Management believes that the recorded liability for medical self-insurance at December 31, 2020 and 2019 is adequate to cover the losses and claims incurred, but these reserves are based on estimates and the amount ultimately paid may be more or less than such estimates.
15.     OPERATING LEASES
The Company leases office space in various locations in Alabama, Louisiana, Pennsylvania, Minnesota, Maryland, and Mississippi. These leases have terms expiring from 2021 through 2030 but do contain optional extension terms. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

Supplemental balance sheet information related to operating leases is as follows:

(In thousands)	December 31, 2020
Operating lease assets:
Operating lease assets	$6,610
Operating lease liabilities:
Other accrued liabilities	1,518
Operating lease liabilities, net of current portion	5,092
Total operating lease liabilities	$6,610
Weighted average remaining lease term in years	6
Weighted average discount rate	5.1%
Because our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. We used the incremental borrowing rate on January 1, 2019, for operating leases that commenced prior to that date.
The future minimum lease payments payable under these operating leases subsequent to December 31, 2020 are as follows:

(In thousands)
2021	$1,518
2022	1,436
2023	1,363
2024	980
2025	727
Thereafter	1,656
Total lease payments	7,680
Less imputed interest	(1,070)
Total	$6,610
Total rent expense for the years ended December 31, 2020, 2019, and 2018 was $1.7 million, $2.2 million, and $2.6 million, respectively.
Total cash paid for amounts included in the measurement of lease liabilities within operating cash flows from operating leases for the year ended December 31, 2020 was $1.7 million.
16.     COMMITMENTS AND CONTINGENCIES
From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. Management does not believe it is reasonably possible that such matters will have a material adverse effect on the Company’s financial statements.
17.     FAIR VALUE
ASC 820, Fair Value Measurements and Disclosures, establishes a framework for measuring fair value and expands financial statement disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The Codification topic does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. The Codification topic requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

As of December 31, 2020, we did not have any instruments that require fair value measurement.
18.     SEGMENT REPORTING
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
The following table presents a summary of the revenues, cost of sales, and gross profit of our three operating segments for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Revenues:
Acute Care EHR
Recurring revenue	$105,597	$109,046	$111,936
Non-recurring revenue	29,173	35,028	46,036
Total Acute Care EHR revenue	134,770	144,074	157,972
Post-acute Care EHR
Recurring revenue	16,272	17,466	18,599
Non-recurring revenue	1,912	3,812	3,593
Total Post-acute Care EHR revenue	18,184	21,278	22,192
TruBridge	111,534	109,282	100,247
Total revenues	264,488	274,634	280,411

Cost of sales:
Acute Care EHR	64,540	68,569	69,831
Post-acute Care EHR	4,821	5,303	6,153
TruBridge	58,881	56,617	54,699
Total cost of sales	128,242	130,489	130,683

Gross profit:
Acute Care EHR	70,230	75,505	88,141
Post-acute Care EHR	13,363	15,975	16,039
TruBridge	52,653	52,665	45,548
Total gross profit	136,246	144,145	149,728

Corporate operating expenses	(115,192)	(119,562)	(124,846)
Other income	1,494	807	803
Gain on contingent consideration	—	5,000	—
Loss on extinguishment of debt	(202)	—	—
Interest expense	(3,562)	(6,694)	(7,577)
Income before taxes	$18,784	$23,696	$18,108

19.     SUBSEQUENT EVENTS
Costs Associated with Exit or Disposal Activities
On February 1, 2021, the Company committed to a reduction in force that is expected to result in the termination of approximately 1.0% of the Company's workforce (21 employees). The reduction in force is a component of a broader strategic review of the Company's operations that is intended to more effectively align resources with business priorities. Substantially all of the employees impacted by the reduction in force were notified of the reduction on February 9, 2021 and will exit the Company in the first quarter of 2021. The Company estimates that it will incur expenses of approximately $2.7 million related to the reduction in force, of which approximately $2.4 million is expected to be incurred in the first quarter of 2021, with the remaining expenses to be incurred during the remainder of 2021. The expenses will consist of one-time termination benefits to the affected employees, including but not limited to severance payments, healthcare benefits, and payments for accrued vacation time. After the reduction in force is implemented, the Company expects to realize approximately $3.9 million in annual savings compared to current expense levels.
20.     QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)
The following table presents a summary of our results of operations for our eight most recent quarters ended December 31, 2020. The information for each of these quarters is unaudited and has been prepared on a basis consistent with the audited financial statements. This information includes all adjustments, consisting only of normal recurring adjustments, we consider necessary for fair presentation of this information when read in conjunction with the audited financial statements and related notes. Our operating results have varied on a quarterly basis and may fluctuate significantly in the future.

(In thousands, except for per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2020
Sales revenues	$69,757	$59,549	$68,333	$66,849
Gross profit	36,113	30,106	35,418	34,609
Operating income	6,132	2,745	6,204	5,973
Net income	4,090	1,764	5,268	3,124
Net income per share
Basic	$0.28	$0.12	$0.36	$0.22
Diluted	$0.28	$0.12	$0.36	$0.22
Year Ended December 31, 2019
Sales revenues	$69,141	$66,156	$68,699	$70,638
Gross profit	37,115	34,535	35,915	36,580
Operating income	6,048	3,616	6,007	8,912
Net income	3,444	1,663	4,135	11,226
Net income per share
Basic	$0.24	$0.12	$0.29	$0.78
Diluted	$0.24	$0.12	$0.29	$0.78

21.     COVID-19 PANDEMIC
In December 2019, a novel coronavirus disease ("COVID-19") was reported, and in January 2020, the World Health Organization ("WHO") declared it a Public Health Emergency of International Concern. In February 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and in March 2020, the WHO characterized COVID-19 as a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency.
The COVID-19 pandemic has caused, and is continuing to cause, severe economic, market, and other disruptions to the U.S. and global economies. Although the pandemic had a muted impact on our results for the first quarter of 2020, the Company began experiencing increasingly adverse business conditions beginning in the latter half of March through the date of this report, including the results of operations for the year ended December 31, 2020. Most notably:
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
Despite these adverse business conditions, the pandemic has had a muted impact on our financial condition as of December 31, 2020.
At this time, the Company is uncertain of the potential full magnitude or duration of the business and economic impacts from the unprecedented public health efforts to contain and combat the spread of COVID-19, and while the extent to which the COVID-19 pandemic continues to impact the Company's results will depend on future developments, the outbreak could result in a material impact to the Company's future financial position, results of operations, cash flows and liquidity.

SCHEDULE II
COMPUTER PROGRAMS AND SYSTEMS, INC.
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description		Balance at beginning of period	Additions charged to cost and expenses (1)	Deductions (2)	Balance at end of period
Allowance for credit losses deducted from accounts receivable in the balance sheet	2018	$2,654	$1,485	$(2,015)	$2,124
	2019	$2,124	$1,378	$(1,424)	$2,078
	2020	$2,078	$2,825	$(3,202)	$1,701
(1) Adjustments to allowance for change in estimates.
(2) Uncollectible accounts written off, net of recoveries.

Description		Balance at beginning of period	Additions charged to cost and expenses (1)	Deductions (2)	Balance at end of period
Allowance for credit losses deducted from financing receivables in the balance sheet	2018	$3,244	$1,691	$(2,368)	$2,567
	2019	$2,567	$970	$(566)	$2,971
	2020	$2,971	$1,632	$(3,114)	$1,489
(1) Adjustments to allowance for change in estimates.
(2) Uncollectible accounts written off, net of recoveries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting
This report is included in Item 8 on page 60 and is incorporated herein by reference.
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
This report is included in Item 8 on page 61 and is incorporated herein by reference.

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
Other information required by this Item regarding executive officers is included in Part I of this Form 10-K under the caption "Executive Officers" in accordance with Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K.
Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders (the "2021 Proxy Statement") to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2021 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2021 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes the securities that have been authorized for issuance as of December 31, 2020 under the Company’s 2019 Incentive Plan, as amended (the “Plan”), which was previously approved by our stockholders. The Plan is described in Note 9 to the consolidated financial statements.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	665,819 (1)	N/A	645,767 (2)
Equity compensation plans not approved by stockholders	3,927	$5.94	N/A
Total	669,746(3)	$5.94	645,767 (2)

(1) Includes (i) 252,852 target performance share awards outstanding under the Plans and (ii) 412,967 time-vested restricted stock awards outstanding under the Plan as of December 31, 2020.

(2) Represents shares of common stock issuable pursuant to the Plan, assuming maximum payout of outstanding performance share awards.

(3) Represents (i) 3,927 shares issuable under outstanding stock options at an exercise price of $5.94 per share, assumed in the Company’s acquisition of Healthland Holding Inc. and its affiliates in January 2016, (ii) 252,852 target performance share awards outstanding under the Plan and (iii) 412,967 time-vested restricted stock awards outstanding under the Plan as of December 31, 2020.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2021 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2021 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) and (2) and (c) – Financial Statements and Financial Statement Schedules.
Financial Statements: The Financial Statements and related Financial Statements Schedule of CPSI are included herein in Part II, Item 8.
(a)(3) and (b) – Exhibits.
The exhibits listed on the Exhibit Index beginning on page 98 of this Annual Report on Form 10-K are filed herewith or are incorporated herein by reference.

ITEM 16.	FORM 10-K SUMMARY
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 12th day of March, 2021.

COMPUTER PROGRAMS AND SYSTEMS, INC.

By:	/s/ J. Boyd Douglas
J. Boyd Douglas
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ J. Boyd Douglas	President, Chief Executive Officer and Director (principal executive officer)	March 12, 2021
J. Boyd Douglas

/s/ Matt J. Chambless	Chief Financial Officer (principal financial officer)	March 12, 2021
Matt J. Chambless

/s/ David A. Dye	Chief Growth Officer and Director	March 12, 2021
David A. Dye

/s/ James B. Britain	Vice President – Finance and Controller (principal accounting officer)	March 12, 2021
James B. Britain

/s/ Glenn P. Tobin	Chairperson of the Board	March 12, 2021
Glenn P. Tobin

/s/ Regina M. Benjamin	Director	March 12, 2021
Regina M. Benjamin

/s/ Christopher T. Hjelm	Director	March 12, 2021
Christopher T. Hjelm

/s/ Charles P. Huffman	Director	March 12, 2021
Charles P. Huffman

/s/ W. Austin Mulherin, III	Director	March 12, 2021
W. Austin Mulherin, III

/s/ Denise W. Warren	Director	March 12, 2021
Denise W. Warren

Exhibit Index

Exhibit Number	Description

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

4.1
Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.1 to CPSI's Annual Report on Form 10-K for the period ended December 31, 2019 and incorporated herein by reference)

10.1
Form of Indemnity Agreement entered into by CPSI and each of its non-employee directors (filed as Exhibit 10.1 to CPSI’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 and incorporated herein by reference)

10.2
Real Property Lease Agreement, dated September 14, 2009 between CPSI and 3725 Airport Boulevard, LP (filed as Exhibit 10.1 to CPSI’s Quarterly Report on Form 10-Q for the period ended September 30, 2009 and incorporated herein by reference)

10.3
First Amendment to Real Property Lease Agreement, dated October 9, 2009, between CPSI and 3725 Airport Boulevard, LP (filed as Exhibit 10.2 to CPSI’s Quarterly Report on Form 10-Q for the period ended September 30, 2009 and incorporated herein by reference)

10.4
Real Property Lease Agreement, dated March 19, 2012, between CPSI and Fairhope Group, LLC (filed as Exhibit 10.6 to CPSI's Annual Report on Form 10-K for the period ended December 31, 2012 and incorporated herein by reference)

10.5*	Computer Programs and Systems, Inc. Amended and Restated 2014 Incentive Plan (filed as Appendix A to CPSI's Schedule 14A dated March 31, 2017 and incorporated herein by reference)

10.6*
Form of Performance Share Award Agreement (Three-Year) under the 2014 Incentive Plan (filed as Exhibit 10.9 to CPSI's Annual Report on Form 10-K for the period ended December 31, 2019 and incorporated herein by reference)

10.7*	Form of Restricted Stock Award Agreement under the 2014 Incentive Plan (filed as Exhibit 10.4 to CPSI’s Current Report on Form 8-K dated May 16, 2014 and incorporated herein by reference)

10.8*
Healthland Holding Inc. (f/k/a Dairyland Healthcare Solutions Holding Corp) Stock Incentive Plan (filed as Exhibit 99.1 to CPSI’s Registration Statement on Form S-8 (Registration No. 333-208915) and incorporated herein by reference)

10.9*	Commission Program for Troy D. Rosser (filed as Exhibit 10.15 to CPSI's Annual Report on Form 10-K for the period ended December 31, 2016 and incorporated by reference herein)

10.10*	Computer Programs and Systems, Inc. 2019 Incentive Plan (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated May 2, 2019 and incorporated herein by reference)

10.11*
First Amendment to the Computer Programs and Systems, Inc. 2019 Incentive Plan (filed as Exhibit 10.1 to CPSI's Quarterly Report on Form 10-Q for the period ended September 30, 2020 and incorporated herein by reference)

10.12*	Form of Performance Share Award Agreement (Three-Year) under the 2019 Incentive Plan (filed as Exhibit 10.3 to CPSI’s Current Report on Form 8-K dated May 2, 2019 and incorporated herein by reference)

10.13*	Form of Performance-Based Cash Bonus Award Agreement under the 2019 Incentive Plan (filed as Exhibit 10.4 to CPSI’s Current Report on Form 8-K dated May 2, 2019 and incorporated herein by reference)

10.14*
Form of Restricted Stock Award Agreement under the 2019 Incentive Plan (filed as Exhibit 10.18 to CPSI's Annual Report on Form 10-K for the period ended December 31, 2019 and incorporated herein by reference)

10.15
Amended and Restated Credit Agreement, dated as of June 16, 2020, by and among Computer Programs and Systems, Inc., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated June 18, 2020 and incorporated herein by reference)

10.16
Amended and Restated Pledge and Security Agreement, dated as of June 16, 2020, by and among the parties identified as Obligors therein and Regions Bank, as collateral agent (filed as Exhibit 10.2 to CPSI’s Current Report on Form 8-K dated June 18,2020 and incorporated herein by reference)

21.1	Subsidiaries of the registrant

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Annual Report on Form 10-K for the period ended December 31, 2020

*	Management compensation plan or arrangement