Form 10-Q
period 2021-03-31
COMPUTER PROGRAMS & SYSTEMS INC
filed 2021-05-10
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 000-49796

COMPUTER PROGRAMS AND SYSTEMS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	74-3032373
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

54 St. Emanuel Street, Mobile, Alabama	36602
(Address of Principal Executive Offices)	(Zip Code)
(251) 639-8100
(Registrant’s Telephone Number, Including Area Code)

6600 Wall Street Mobile, Alabama 36695
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 7, 2021, there were 14,728,829 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.
Quarterly Report on Form 10-Q
(For the three months ended March 31, 2021)

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$18,016	$12,671
Accounts receivable (net of allowance for expected credit losses of $2,088 and $1,701, respectively)	33,793	32,414
Financing receivables, current portion, net (net of allowance for expected credit losses of $486 and $541, respectively)	9,710	10,821
Inventories	1,342	1,084
Prepaid income taxes	2,188	1,789
Prepaid expenses and other	7,833	8,365
Total current assets	72,882	67,144
Property and equipment, net	13,079	13,139
Software development costs, net	4,009	3,210
Operating lease assets	9,030	6,610
Financing receivables, net of current portion (net of allowance for expected credit losses of $891 and $948, respectively)	10,460	11,477
Other assets, net of current portion	2,998	2,787
Intangible assets, net	68,632	71,689
Goodwill	150,216	150,216
Total assets	$331,306	$326,272
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,742	$7,716
Current portion of long-term debt	3,457	3,457
Deferred revenue	8,833	8,130
Accrued vacation	5,306	5,353
Other accrued liabilities	16,394	12,786
Total current liabilities	40,732	37,442
Long-term debt, net of current portion	67,496	73,360
Operating lease liabilities, net of current portion	7,527	5,092
Deferred tax liabilities	11,436	10,378
Total liabilities	127,191	126,272
Stockholders’ equity:
Common stock, $0.001 par value; 30,000 shares authorized; 14,715 and 14,511 shares issued and outstanding, respectively	15	15
Additional paid-in capital	182,656	181,622
Retained earnings	23,768	19,624
Treasury stock, 80 shares and 47 shares, respectively	(2,324)	(1,261)
Total stockholders’ equity	204,115	200,000
Total liabilities and stockholders’ equity	$331,306	$326,272
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Sales revenues:
System sales and support	$36,366	$41,186
TruBridge	31,639	28,571
Total sales revenues	68,005	69,757
Costs of sales:
System sales and support	17,376	18,587
TruBridge	15,779	15,057
Total costs of sales	33,155	33,644
Gross profit	34,850	36,113
Operating expenses:
Product development	8,429	8,271
Sales and marketing	5,301	6,997
General and administrative	13,149	11,847
Amortization of acquisition-related intangibles	3,057	2,866
Total operating expenses	29,936	29,981
Operating income	4,914	6,132
Other income (expense):
Other income	814	362
Interest expense	(627)	(1,179)
Total other income (expense)	187	(817)
Income before taxes	5,101	5,315
Provision for income taxes	957	1,225
Net income	$4,144	$4,090
Net income per common share—basic	$0.29	$0.28
Net income per common share—diluted	$0.28	$0.28
Weighted average shares outstanding used in per common share computations:
Basic	14,159	13,904
Diluted	14,221	13,904
Dividends declared per common share	$—	$0.10
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity

	Shares	Amount
Three Months Ended March 31, 2021 and 2020:
Balance at December 31, 2020	14,511	$15	$181,622	$19,624	$(1,261)	$200,000
Net income	—	—	—	4,144	—	4,144
Issuance of restricted stock	210	—	—	—	—	—
Forfeiture of restricted stock	(6)	—	—	—	—	—
Stock-based compensation	—	—	1,034	—	—	1,034
Treasury stock acquired	—	—	—	—	(1,063)	(1,063)
Balance at March 31, 2021	14,715	$15	$182,656	$23,768	$(2,324)	$204,115

Balance at December 31, 2019	14,356	$14	$174,618	$9,715	$—	$184,347
Net income	—	—	—	4,090	—	4,090
Issuance of restricted stock	156	1	(1)	—	—	—
Stock-based compensation	—	—	2,358	—	—	2,358
Dividends	—	—	—	(1,435)	—	(1,435)
Balance at March 31, 2020	14,512	$15	$176,975	$12,370	$—	$189,360
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating Activities:
Net income	$4,144	$4,090
Adjustments to net income:
Provision for credit losses	938	999
Deferred taxes	1,058	1,065
Stock-based compensation	1,034	2,358
Depreciation	553	420
Amortization of acquisition-related intangibles	3,057	2,866
Amortization of software development costs	73	38
Amortization of deferred finance costs	73	86
Changes in operating assets and liabilities:
Accounts receivable	(2,183)	(88)
Financing receivables	1,994	(4)
Inventories	(258)	62
Prepaid expenses and other	321	(1,079)
Accounts payable	(974)	206
Deferred revenue	703	(821)
Other liabilities	3,576	(2,732)
(Prepaid income taxes)/income taxes payable	(399)	128
Net cash provided by operating activities	13,710	7,594
Investing Activities:
Investment in software development	(872)	(921)
Purchase of property and equipment	(493)	(2,120)
Net cash used in investing activities	(1,365)	(3,041)
Financing Activities:
Dividends paid	—	(1,435)
Payments of long-term debt principal	(937)	(2,195)
Payments of revolving line of credit	(5,000)	(4,000)
Treasury stock purchases	(1,063)	—
Net cash used in financing activities	(7,000)	(7,630)
Increase (decrease) in cash and cash equivalents	5,345	(3,077)
Cash and cash equivalents at beginning of period	12,671	7,357
Cash and cash equivalents at end of period	$18,016	$4,280
Supplemental disclosure of cash flow information:
Cash paid for interest	$554	$1,093
Cash paid for income taxes, net of refund	$298	$31
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
Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2020 was derived from the audited consolidated balance sheet at that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of Computer Programs and Systems, Inc. ("CPSI" or the "Company") for the year ended December 31, 2020 and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
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

2.     RECENT ACCOUNTING PRONOUNCEMENTS
New Accounting Standards Adopted in 2021

There were no new accounting standards required to be adopted in 2021 that would have a material impact on our consolidated financial statements.
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

The following table details deferred revenue for the three months ended March 31, 2021 and 2020, included in the condensed consolidated balance sheets:

(In thousands)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Beginning balance	$8,130	$8,628
Deferred revenue recorded	5,847	6,194
Less deferred revenue recognized as revenue	(5,144)	(7,015)
Ending balance	$8,833	$7,807
The deferred revenue recorded during the three months ended March 31, 2021 is comprised primarily of the annual renewals of certain software subscriptions billed during the first quarter of each year and deposits collected for future EHR installations. The deferred revenue recognized as revenue during the three months ended March 31, 2021 and 2020 is comprised primarily of the periodic recognition of annual renewals that were deferred until earned and deposits for future EHR installations that were deferred until earned.
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
Contract fulfillment costs related to the implementation of SaaS arrangements are capitalized and amortized ratably over the expected life of the customer. Costs to fulfill contracts consist of the payroll costs for the implementation of SaaS arrangements, including time for training, conversion and installation that is necessary for the software to be utilized. Contract fulfillment costs are expensed within the caption "System sales and support - Cost of sales" in the accompanying condensed consolidated statements of income.
Costs to obtain and fulfill contracts related to SaaS arrangements are included within the "Prepaid expenses and other" and "Other assets, net of current portion" line items on our condensed consolidated balance sheets.
The following table details costs to obtain and fulfill contracts with customers for the three months ended March 31, 2021 and 2020, included in the condensed consolidated balance sheets:

(In thousands)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Beginning balance	$5,992	$4,440
Costs to obtain and fulfill contracts capitalized	1,836	1,888
Less costs to obtain and fulfill contracts recognized as expense	(1,475)	(1,285)
Ending balance	$6,353	$5,043
Remaining Performance Obligations
Disclosures regarding remaining performance obligations are not considered material as the overwhelming majority of the Company's remaining performance obligations either (a) are related to contracts with an expected duration of one year or less, or (b) exhibit revenue recognition in the amount to which the Company has the right to invoice.

4. PROPERTY AND EQUIPMENT
Property and equipment, net was comprised of the following at March 31, 2021 and December 31, 2020:

(In thousands)	March 31, 2021	December 31, 2020
Land	$2,848	$2,848
Buildings and improvements	8,538	8,242
Computer equipment	7,342	7,144
Leasehold improvements	1,283	1,283
Office furniture and fixtures	829	829
Automobiles	18	18
Property and equipment, gross	20,858	20,364
Less: accumulated depreciation	(7,779)	(7,225)
Property and equipment, net	$13,079	$13,139

5. SOFTWARE DEVELOPMENT
Software development costs are accounted for in accordance with ASC 350-40, Internal-Use Software. We capitalize incurred labor costs for software development from the time the preliminary project phase is completed until the software is available for general release. Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. We estimate the useful life of our capitalized software and amortize its value on a straight-line basis over that estimated life, which is estimated to be five years. We evaluate capitalized software development costs for impairment when there is an indication that the useful life has changed or that the unamortized costs may not be recoverable. A write-down of the value of the asset may be recorded as a charge to earnings. Upon the software's availability for general release, we commence amortization of the capitalized software costs on a module-by-module basis.
Software development, net was comprised of the following at March 31, 2021 and December 31, 2020:

(In thousands)	March 31, 2021	December 31, 2020
Software development costs	$4,200	$3,328
Less: accumulated amortization	(191)	(118)
Software development costs, net	$4,009	$3,210

6.     OTHER ACCRUED LIABILITIES
Other accrued liabilities was comprised of the following at March 31, 2021 and December 31, 2020:

(In thousands)	March 31, 2021	December 31, 2020
Salaries and benefits	$9,891	$7,876
Severance	1,644	25
Commissions	844	1,040
Self-insurance reserves	1,929	1,776
Other	583	551
Operating lease liabilities, current portion	1,503	1,518
Other accrued liabilities	$16,394	$12,786

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
The following is a calculation of the basic and diluted EPS for the Company's common stock, including a reconciliation between net income and net income attributable to common stockholders:

	Three Months Ended March 31,
(In thousands, except per share data)	2021	2020
Net income	$4,144	$4,090
Less: Net income attributable to participating securities	(103)	(134)
Net income attributable to common stockholders	$4,041	$3,956

Weighted average shares outstanding used in basic per common share computations	14,159	13,904
Add: Dilutive potential common shares	62	—
Weighted average shares outstanding used in diluted per common share computations	14,221	13,904

Basic EPS	$0.29	$0.28
Diluted EPS	$0.28	$0.28
During 2019, 2020, and 2021, performance share awards were granted to certain executive officers and key employees of the Company that will result in the issuance of common stock if the predefined performance criteria are met. The awards provide for an aggregate target of 249,952 shares, of which 62,267 have been included in the calculation of diluted EPS for the three months ended March 31, 2021. The remaining 187,685 shares have been excluded from the calculation of diluted EPS because the related threshold award performance levels have not been achieved as of March 31, 2021. See Note 9 - Stock-Based Compensation and Equity for more information.
8.     INCOME TAXES
The Company determines the tax provision for interim periods using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.
Our effective tax rate for the three months ended March 31, 2021 decreased to 18.8% from 23.0% for the three months ended March 31, 2020, primarily as a result of the tax consequences of stock-based compensation. Specifically, excess tax benefits resulting from restricted stock vesting benefited our effective tax rate by 1.6% during the first quarter of 2021. Comparatively, the first quarter of 2020 experienced a tax benefit shortfall resulting from restricted stock vesting that increased our effective tax rate by 2.4% for the period.

9.   STOCK-BASED COMPENSATION AND EQUITY
Stock-based compensation expense is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee's or non-employee director's requisite service period.
The following table details total stock-based compensation expense for the three months ended March 31, 2021 and 2020, included in the condensed consolidated statements of income:

	Three Months Ended March 31,
(In thousands)	2021	2020
Costs of sales	$213	$528
Operating expenses	821	1,830
Pre-tax stock-based compensation expense	1,034	2,358
Less: income tax effect	(227)	(519)
Net stock-based compensation expense	$807	$1,839
The Company's stock-based compensation awards are in the form of restricted stock and performance share awards granted pursuant to the Company's Amended and Restated 2014 Incentive Plan and 2019 Incentive Plan, as amended (the "Plans"). As of March 31, 2021, there was $11.1 million of unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the Plans, which is expected to be recognized over a weighted-average period of 2.4 years.
Restricted Stock
The Company grants restricted stock to executive officers, certain key employees and non-employee directors under the Plans with the fair value of the awards representing the fair value of the common stock on the date the restricted stock is granted. Shares of restricted stock generally vest in equal annual installments over the applicable vesting period, which ranges from one to three years. The Company records expenses for these grants on a straight-line basis over the applicable vesting periods. Shares of restricted stock have also been issued pursuant to the settlement of performance share awards with one-year performance periods, for which the Company records expenses in the manner described in the "Performance Share Awards" section below. Although no such one-year performance share awards were granted during the quarter ended March 31, 2021, shares issued pursuant to past one-year performance share awards are still subject to vesting.
A summary of restricted stock activity (including shares of restricted stock issued pursuant to the settlement of performance share awards) under the Plans during the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Shares	Weighted-Average Grant Date Fair Value Per Share	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested restricted stock outstanding at beginning of period	412,967	$28.87	525,859	$30.51
Granted	134,314	31.26	136,771	26.16
Performance share awards settled through the issuance of restricted stock	—	—	19,678	30.15
Vested	(245,455)	29.16	(202,468)	30.20
Forfeited	(6,329)	29.10	—	—
Unvested restricted stock outstanding at end of period	295,497	$29.71	479,840	$29.39

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

A summary of performance share award activity under the Plans during the three months ended March 31, 2021 and 2020 is as follows, based on the target award amounts set forth in the performance share award agreements:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Shares	Weighted-Average Grant Date Fair Value Per Share	Shares	Weighted-Average Grant Date Fair Value Per Share
Performance share awards outstanding at beginning of period	252,852	$29.27	200,709	$30.75
Granted	93,444	31.26	107,298	26.96
Adjusted for actual performance, net of forfeitures	(20,373)	29.92	(35,477)	30.15
Performance share awards settled through the issuance of restricted stock	(75,971)	30.50	(19,678)	30.15
Performance share awards outstanding at end of period	249,952	$29.59	252,852	$29.27

Stock Repurchases
On September 4, 2020, our Board of Directors approved a stock repurchase program under which we may repurchase up to $30.0 million of our common stock through September 3, 2022. We repurchased 12,056 shares during the three months ended March 31, 2021 and no shares during the three months ended March 31, 2020. The approximate dollar value of shares that may yet be repurchased under the stock repurchase program was $28.3 million as of March 31, 2021. Any future stock repurchase transactions may be made through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Any repurchase activity will depend on many factors, such as the availability of shares of our common stock, general market conditions, the trading price of our common stock, alternative uses for capital, the Company’s financial performance, compliance with the terms of our Amended and Restated Credit Agreement and other factors. Concurrent with the authorization of this stock repurchase program, the Board of Directors opted to indefinitely suspend all quarterly dividends.
In addition to shares repurchased under the approved stock repurchase program, we purchased 21,444 shares during the three months ended March 31, 2021 to fund required tax withholding related to the vesting of restricted stock. Shares withheld to cover required tax withholdings related to the vesting of restricted stock do not reduce our total share repurchase authority.

10.   FINANCING RECEIVABLES
Short-Term Payment Plans
The Company provides fixed monthly payment arrangements ("short-term payment plans") over terms ranging from three to twelve months for meaningful use stage three and other add-on software installations. As a practical expedient, we do not adjust the amount of consideration recognized as revenue for the financing component as unearned income when we expect payment within one year or less. These receivables, included in the current portion of financing receivables, were comprised of the following at March 31, 2021 and December 31, 2020:

(In thousands)	March 31, 2021	December 31, 2020
Short-term payment plans, gross	$929	$1,973
Less: allowance for losses	(46)	(99)
Short-term payment plans, net	$883	$1,874

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
The components of these receivables were as follows at March 31, 2021 and December 31, 2020:

(In thousands)	March 31, 2021	December 31, 2020
Long-term financing arrangements, gross	$22,696	$24,082
Less: allowance for expected credit losses	(1,331)	(1,390)
Less: unearned income	(2,078)	(2,268)
Long-term financing arrangements, net	$19,287	$20,424
Future minimum payments to be received subsequent to March 31, 2021 are as follows:

(In thousands)
Years Ending December 31,
2021	$7,893
2022	6,737
2023	4,278
2024	2,670
2025	1,106
Thereafter	12
Total minimum payments to be received	22,696
Less: allowance for expected credit losses	(1,331)
Less: unearned income	(2,078)
Receivables, net	$19,287

Credit Quality of Financing Receivables and Allowance for Expected Credit Losses
The following table is a roll-forward of the allowance for expected credit losses for the three months ended March 31, 2021 and year ended December 31, 2020:

(In thousands)	Balance at Beginning of Period	Provision	Charge-offs	Recoveries	Balance at End of Period
March 31, 2021	$1,489	$134	$(246)	$—	$1,377
December 31, 2020	$2,971	$1,632	$(3,114)	$—	$1,489
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

Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. To facilitate customer collection and credit monitoring efforts, financing receivable amounts are invoiced and reclassified to trade accounts receivable when they become due, with all invoiced amounts placed on nonaccrual status. As a result, all past due amounts related to the Company’s financing receivables are included in trade accounts receivable in the accompanying condensed consolidated balance sheets. The following is an analysis of the age of financing receivables amounts (excluding short-term payment plans) that have been reclassified to trade accounts receivable and were past due as of March 31, 2021 and December 31, 2020:

(In thousands)	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due
March 31, 2021	$917	$229	$841	$1,987
December 31, 2020	$1,270	$227	$672	$2,169
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

(In thousands)	March 31, 2021	December 31, 2020
Stratification of uninvoiced client financing receivables based on aging of related trade accounts receivable:
Uninvoiced client financing receivables related to trade accounts receivable that are 1 to 90 Days Past Due	$12,051	$11,719
Uninvoiced client financing receivables related to trade accounts receivable that are 91 to 180 Days Past Due	644	1,092
Uninvoiced client financing receivables related to trade accounts receivable that are 181 + Days Past Due	1,075	2,668
Total uninvoiced client financing receivables balances of clients with a trade accounts receivable	$13,770	$15,479
Total uninvoiced client financing receivables of clients with no related trade accounts receivable	6,848	6,335
Total financing receivables with contractual maturities of one year or less	929	1,973
Less: allowance for expected credit losses	(1,377)	(1,489)
Total financing receivables	$20,170	$22,298

11. INTANGIBLE ASSETS AND GOODWILL
Our purchased definite-lived intangible assets as of March 31, 2021 and December 31, 2020 are summarized as follows:

	March 31, 2021
(In thousands)	Customer Relationships	Trademark	Developed Technology	Total
Gross carrying amount, beginning of period	$84,370	$11,120	$29,700	125,190
Accumulated amortization	(35,346)	(4,509)	(16,703)	(56,558)
Net intangible assets as of March 31, 2021	$49,024	$6,611	$12,997	$68,632
Weighted average remaining years of useful life	8	12	4	8

	December 31, 2020
(In thousands)	Customer Relationships	Trademark	Developed Technology	Total
Gross carrying amount, beginning of period	$84,370	$11,120	$29,700	$125,190
Accumulated amortization	(33,612)	(4,297)	(15,592)	(53,501)
Net intangible assets as of December 31, 2020	$50,758	$6,823	$14,108	$71,689

The following table represents the remaining amortization of definite-lived intangible assets as of March 31, 2021:

(In thousands)
For the year ended December 31,
2021	$8,974
2022	11,932
2023	10,044
2024	8,510
2025	8,194
Thereafter	20,978
Total	$68,632
The following table sets forth the change in the carrying amount of goodwill by segment for the three months ended March 31, 2021:

(In thousands)	Acute Care EHR	Post-acute Care EHR	TruBridge	Total
Balance as of December 31, 2020	$97,095	$29,570	$23,551	$150,216
Balance as of March 31, 2021	$97,095	$29,570	$23,551	$150,216

Goodwill is evaluated for impairment annually on October 1, or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist.

12. LONG-TERM DEBT
Long-term debt was comprised of the following at March 31, 2021 and December 31, 2020:

(In thousands)	March 31, 2021	December 31, 2020
Term loan facility	$72,188	$73,125
Revolving credit facility	—	5,000
Debt obligations	72,188	78,125
Less: unamortized debt issuance costs	(1,235)	(1,308)
Debt obligation, net	70,953	76,817
Less: current portion	(3,457)	(3,457)
Long-term debt	$67,496	$73,360
As of March 31, 2021, the carrying value of debt approximated the fair value due to the variable interest rate, which reflected the market rate.
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
Anticipated annual future maturities of the term loan facility and revolving credit facility are as follows as of March 31, 2021:

(In thousands)
2021	$2,813
2022	4,687
2023	5,625
2024	6,563
2025	52,500
Thereafter	—
$72,188
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
The Amended and Restated Credit Agreement provides incremental facility capacity of $50 million, subject to certain conditions. The Amended and Restated Credit Agreement includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated net leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. The Amended and Restated Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio of 1.25:1.00 throughout the duration of such agreement. Under the Amended and Restated Credit Agreement, the Company is required to comply with a maximum consolidated net leverage ratio of 3.50:1.00. The Amended and Restated Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default. We believe that we were in compliance with the covenants contained in such agreement as of March 31, 2021.
The Amended and Restated Credit Agreement requires the Company to mandatorily prepay the credit facilities with 50% of excess cash flow (minus certain specified other payments). This mandatory prepayment requirement is applicable only if the Company's consolidated net leverage ratio exceeds 2.50:1.00. The Company is permitted to voluntarily prepay the credit facilities at any time without penalty, subject to customary “breakage” costs with respect to prepayments of LIBOR rate loans made on a day other than the last day of any applicable interest period. An excess cash flow prepayment related to excess cash flow generated during 2020 was not required during the first quarter of 2021.

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
Supplemental balance sheet information related to operating leases was as follows:

(In thousands)	March 31, 2021
Operating lease assets
Operating lease assets	$9,030
Operating lease liabilities
Other accrued liabilities	$1,503
Operating lease liabilities, net of current portion	7,527
Total operating lease liabilities	$9,030
Weighted average remaining lease term in years	6
Weighted average discount rate	4.6%
Because our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. We used the incremental borrowing rate on January 1, 2019, for operating leases that commenced prior to that date.

The future minimum lease payments payable under these operating leases subsequent to March 31, 2021 are as follows:

(In thousands)
2021	$1,503
2022	1,943
2023	1,872
2024	1,469
2025	1,202
Thereafter	2,340
Total lease payments	10,329
Less imputed interest	(1,299)
Total	$9,030
Total lease expense for both the three months ended March 31, 2021 and 2020 was $0.4 million.
Total cash paid for amounts included in the measurement of lease liabilities within operating cash flows from operating leases for the three months ended March 31, 2021 was $0.4 million.
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
As of March 31, 2021 and December 31, 2020, we did not have any instruments that require fair value measurement.

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
The following table presents a summary of the revenues and gross profits of our three operating segments for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(In thousands)	2021	2020
Revenues:
Acute Care EHR
Recurring revenue	$27,210	$26,438
Non-recurring revenue	4,680	10,077
Total Acute Care EHR revenue	31,890	36,515
Post-acute Care EHR
Recurring revenue	4,222	4,134
Non-recurring revenue	254	537
Total Post-acute Care EHR revenue	4,476	4,671
TruBridge	31,639	28,571
Total revenues	$68,005	$69,757

Cost of sales:
Acute Care EHR	$16,212	$17,259
Post-acute Care EHR	1,164	1,328
TruBridge	15,779	15,057
Total cost of sales	$33,155	$33,644

Gross profit:
Acute Care EHR	$15,678	$19,256
Post-acute Care EHR	3,312	3,343
TruBridge	15,860	13,514
Total gross profit	$34,850	$36,113

Corporate operating expenses	$(29,936)	$(29,981)
Other income	814	362
Interest expense	(627)	(1,179)
Income before taxes	$5,101	$5,315

17.  SUBSEQUENT EVENTS

On April 5, 2021, the Company relocated its principal executive office pursuant to a sublease for 20,093 square feet of office space in downtown Mobile, Alabama, which sublease was signed in February 2021.

18.  COVID-19 PANDEMIC

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

The COVID-19 pandemic has caused, and is continuing to cause, severe economic, market and other disruptions to the U.S. and global economies. Although the pandemic had a muted impact on our results for the first quarter of 2020, the Company began experiencing increasingly adverse business conditions beginning in the latter half of March 2020 through the date of this report, including our results of operations for the first quarter of 2021. Most notably:
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
•Although patient volumes at our client hospitals have largely recovered from the severe declines in such volumes experienced during much of 2020, there can be no guarantee as to the permanence of this recovery. As the overwhelming majority of TruBridge revenues are directly or indirectly correlated with client patient volumes, any further reduction in these patient volumes may negatively impact our related revenues.
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

Despite these adverse business conditions, the pandemic has had a muted impact on our financial condition as of March 31, 2021.

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
Additional information concerning these and other factors that could cause differences between forward-looking statements and future actual results is discussed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Our companies currently support acute care facilities and post-acute care facilities with a geographically diverse customer mix within the domestic community healthcare market. Our target market for our acute care solutions includes community hospitals with fewer than 200 acute care beds. Our primary focus within this defined target market is on hospitals with fewer than 100 beds, which comprise approximately 98% of our acute care hospital EHR client base. The target market for our post-acute care solutions consists of approximately 15,500 skilled nursing facilities that are either independently owned or part of a larger management group with multiple facilities. Our target market for our TruBridge services includes community hospitals with fewer than 600 acute care beds.
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
We determine retention rates by reference to the amount of beginning-of-period Acute Care EHR recurring revenues that have been lost due to customer attrition from our production environment customer base. Production environment customers are those that are using our applications to document live patient encounters, as opposed to legacy environment customers that have view-only access to historical patient records. Historically, these retention rates had consistently remained in the mid-to-high

90th percentile ranges. However, fiscal years 2017 through 2019 saw retention rates decrease to the low 90th percentile ranges due to, among other factors, (i) post-acquisition customer concerns regarding our long-term commitment to the Centriq platform, acquired in January 2016, (ii) an intensified competitive market, primarily due to aggressive pricing and marketing by a highly disruptive new entrant into the Acute Care EHR marketplace, and (iii) the announced sunset of the Classic platform, also acquired in January 2016. During 2020 and through the first quarter of 2021, retention rates returned to the mid-90th percentile ranges, as (i) the lingering effects of the Centriq acquisition continue to abate, (ii) the competitive environment continues to normalize as the aforementioned disruptive new entrant into this market has since departed the market altogether, and (iii) the Classic platform was sunset in the fourth quarter of 2019, with all related customers having either changed EHR vendors or migrated to one of our EHR solutions.

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

During 2020, we took pause and engaged a top-tier international consulting firm to assess our company-wide growth strategy. The outcome of this eight-week effort was the confirmation of our current strategy of cross-selling TruBridge into the existing EHR base, expanding TruBridge market share with sales to new community and larger health systems, and pursuing competitive EHR takeaway opportunities in the acute and post-acute markets. We may also seek to grow through acquisitions of businesses, technologies or products if we determine that such acquisitions are likely to help us meet our strategic goals.

Our business model is designed such that, as revenue growth materializes, earnings and profitability growth are naturally bolstered through the increased margin realization afforded us by operating leverage. Once a hospital has installed our solutions, we continue to provide support services to the customer on a continuing basis and make available to the customer our broad portfolio of business management, consulting, and managed IT services, all of which contribute to recurring revenue growth. The provision of these recurring revenue services typically requires fewer resources than the initial system installation, resulting in increased overall gross margins and operating margins. We also look to increase margins through cost containment measures where appropriate as we continue to leverage opportunities for greater operating efficiencies. However, in the immediate future, we anticipate incremental margin pressure from the continued client transition from perpetual license arrangements to “Software as a Service” arrangements as described below.
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
In recent years, there have been significant changes to provider reimbursement by the U.S. federal government, followed by commercial payers and state governments. There is increasing pressure on healthcare organizations to reduce costs and increase quality while replacing fee-for-service in part by enrolling in an advanced payment model that incentivizes high-quality, cost effective-care via value-based reimbursement. This pressure could further encourage adoption of healthcare IT and increase demand for business management, consulting, and managed IT services, as the future success of these healthcare providers is greatly dependent upon their ability to engage patient populations and to coordinate patient care across a multitude of settings, while optimizing operating efficiency along the way.
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

Although the overwhelming majority of our historical installations have been under a perpetual license model, the dramatic shift in customer preferences to a SaaS license model continued in 2020, with 68% of the year's new acute care EHR installations being performed in a SaaS model, compared to 43% in 2019 and only 12% in 2018. These SaaS offerings are becoming increasingly attractive to our clients because this configuration allows them to obtain access to advanced software products without a significant initial capital outlay. We expect this trend to continue for the foreseeable future, with the resulting impact on the Company’s financial statements being reduced system sales revenues in the period of installation in exchange for increased recurring periodic revenues (reflected in system sales and support revenues) over the term of the SaaS arrangement. This naturally places downward pressure on short-term revenue growth and profitability metrics, but benefits long-term revenue growth and profitability which, in our view, is consistent with our goal of delivering long-term shareholder value.
For customers electing to purchase our technology solutions under a perpetual license, we have historically made financing arrangements available on a case-by-case basis, depending on the various aspects of the proposed contract and customer attributes. These financing arrangements continue to comprise the majority of our perpetual license installations, and include short-term payment plans and longer-term lease financing through us or third-party financing companies. During 2018, total financing receivables increased dramatically and had a significant impact on operating cash flows. This increase in financing arrangements was primarily due to two reasons. First, meaningful use stage 3 (“MU3”) installations are primarily financed through short-term payment plans and demand for such installations increased significantly in late 2017. Second, competitor financing options, primarily through accounts receivable management collections and Cloud EHR arrangements, have applied pressure to reduce initial customer capital investment requirements for new EHR installations, leading to the offering of long-term lease options. In 2019, we experienced a modest reduction in total financing receivables due to the natural exhaustion of the MU3 opportunity and the aforementioned dramatic shift in license preferences towards SaaS arrangements, the former of which also resulted in a positive impact to operating cash flows. A more substantial reduction in total financing receivables occurred in 2020 and has continued into the first quarter of 2021.
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
On February 1, 2021, we committed to a reduction in force that resulted in the termination of approximately 1.0% of our workforce (21 employees). The reduction in force is a component of a broader strategic review of the Company's operations that is intended to more effectively align our resources with business priorities. Substantially all of the employees impacted by the reduction in force exited the Company in the first quarter of 2021. The Company estimates that it will incur expenses of approximately $2.7 million related to the reduction in force, of which approximately $2.1 million was incurred in the first quarter of 2021, with the remaining expenses to be incurred during the remainder of 2021. These expenses consist of one-time termination benefits to the affected employees, including but not limited to severance payments, healthcare benefits, and payments for accrued vacation time. The Company expects to pay for the expenses from cash flow from operations and does not expect to incur any debt. After the reduction in force is fully implemented, the Company expects to realize approximately $3.9 million in annual savings compared to prior expense levels.
COVID-19
The continuing impacts of COVID-19 and related economic conditions on the Company’s results are highly uncertain and outside the Company’s control. The scope, duration and magnitude of the direct and indirect effects of COVID-19 continue to evolve in ways that are difficult or impossible to anticipate.
As a result of COVID-19, community hospital patient volume in the United States and other countries around the world have rapidly deteriorated. Although recent operational metrics indicate promising signs that these patient volumes are improving, the persistence of the pandemic and the unprecedented nature of the resulting challenges it has imposed on national and global healthcare and economic systems are likely to continue to negatively impact patient volumes and make uncertain the exact path to recovery for community hospitals. These decreased levels of our hospital clients' patient volumes have negatively impacted, and will continue to negatively impact, our revenues, gross margins, and income for our TruBridge service offerings. Additionally, new EHR system installations have been, and will continue to be, negatively impacted by restrictive travel and social distancing protocols. The Company began to experience this impact in March 2020, which increased in significance during the second quarter of 2020. Gradual signs of improvements started in the third quarter of 2020 and have continued through the fourth quarter of 2020 and the first quarter of 2021. The Company expects these impacts to continue for the forseeable future, but the degree of the impact will depend on the ability of our community hospital clients to return to normal operations and patient volume. We believe that COVID-19 has impacted, and will continue to impact, our business results in the following additional areas:
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
Results of Operations
During the three months ended March 31, 2021, we generated revenues of $68.0 million from the sale of our products and services, compared to $69.8 million million during the three months ended March 31, 2020, a decrease of 3% that is primarily attributed to decreased non-recurring revenues from our Acute Care EHR segment due to the aforementioned shift in customer preference towards SaaS arrangements and the impact of COVID-19 on client purchasing and implementation plans. Our net income for the three months ended March 31, 2021, increased by $0.1 million to $4.1 million from the three months ended March 31, 2020, primarily as the aforementioned revenue declines have been offset by corresponding decreases in operating expenses, costs of sales, and tax expense, as well as decreased interest expense arising from our long-term debt obligations. Net cash provided by operating activities increased by $6.1 million, from $7.6 million during the three months ended March 31, 2020 to $13.7 million during the three months ended March 30, 2021, primarily due to cash advantageous changes in working capital.

The following table sets forth certain items included in our results of operations for the three months ended March 31, 2021 and 2020, expressed as a percentage of our total revenues for these periods:

	Three Months Ended March 31,
	2021		2020
(In thousands)	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
System sales and support:
Acute Care EHR	$31,890	46.9%	$36,515	52.3%
Post-acute Care EHR	4,476	6.6%	4,671	6.7%
Total System sales and support	36,366	53.5%	41,186	59.0%
TruBridge	31,639	46.5%	28,571	41.0%
Total sales revenues	68,005	100.0%	69,757	100.0%
Costs of sales:
System sales and support:
Acute Care EHR	16,212	23.8%	17,259	24.7%
Post-acute Care EHR	1,164	1.7%	1,328	1.9%
Total System sales and support	17,376	25.6%	18,587	26.6%
TruBridge	15,779	23.2%	15,057	21.6%
Total costs of sales	33,155	48.8%	33,644	48.2%
Gross profit	34,850	51.2%	36,113	51.8%
Operating expenses:
Product development	8,429	12.4%	8,271	11.9%
Sales and marketing	5,301	7.8%	6,997	10.0%
General and administrative	13,149	19.3%	11,847	17.0%
Amortization of acquisition-related intangibles	3,057	4.5%	2,866	4.1%
Total operating expenses	29,936	44.0%	29,981	43.0%
Operating income	4,914	7.2%	6,132	8.8%
Other income (expense):
Other income	814	1.2%	362	0.5%
Interest expense	(627)	(0.9)%	(1,179)	(1.7)%
Total other income (expense)	187	0.3%	(817)	(1.2)%
Income before taxes	5,101	7.5%	5,315	7.6%
Provision for income taxes	957	1.4%	1,225	1.8%
Net income	$4,144	6.1%	$4,090	5.9%

Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020
Revenues
Total revenues for the three months ended March 31, 2021 decreased by $1.8 million, or approximately 3%, compared to the three months ended March 31, 2020.

System sales and support revenues decreased by $4.8 million, or 12%, compared to the first quarter of 2020. System sales and support revenues were comprised of the following during the respective periods:

	Three Months Ended March 31,
(In thousands)	2021	2020
Recurring system sales and support revenues (1)
Acute Care EHR	$27,210	$26,438
Post-acute Care EHR	4,222	4,134
Total recurring system sales and support revenues	31,432	30,572
Non-recurring system sales and support revenues (2)
Acute Care EHR	4,680	10,077
Post-acute Care EHR	254	537
Total non-recurring system sales and support revenues	4,934	10,614
Total system sales and support revenue	$36,366	$41,186

(1) Mostly comprised of support and maintenance, third-party subscriptions, and SaaS revenues.

(2) Mostly comprised of installation revenues from the sale of our acute care and post-acute care EHR solutions and related applications under a perpetual (non-subscription) licensing model.
Recurring system sales and support revenues increased by $0.9 million, or 3%, compared to the first quarter of 2020. Acute Care EHR recurring revenues increased by $0.8 million, or 3%, as attrition from the Thrive and Centriq customer base has normalized to more historical levels and our SaaS customer base has continued to grow, strengthening recurring revenues. Post-acute Care EHR recurring revenues increased by $0.1 million, or 2%, as attrition has stabilized as we continue to make technological improvements to the AHT product line.
Non-recurring system sales and support revenues decreased by $5.7 million, or 54%, compared to the first quarter of 2020. Acute Care EHR non-recurring revenues decreased by $5.4 million, or 54%. We installed our Acute Care EHR solutions at five new hospital clients during the first quarter of 2021 (two of which were under a SaaS arrangement, resulting in revenue being recognized ratably over the contract term) compared to nine new hospital clients during the first quarter of 2020 (eight under a SaaS arrangement). Despite this increase in non-SaaS new customer implementations, the related non-recurring revenues decreased as the first quarter of 2020 benefited from a high volume of late-installing applications for non-SaaS implementations that went live in prior periods. Comparatively, the continued shift in customer preference towards SaaS arrangements and the continuing impacts of COVID-19 on client purchasing and implementation plans has decreased the opportunities for such follow-on revenue activities for recent implementations.
TruBridge revenues increased by $3.1 million, or 11%, compared to the first quarter of 2020. Our hospital clients operate in an environment typified by rising costs and increased complexity and are increasingly seeking to alleviate themselves of the ever-increasing administrative burden of operating their own business office functions. Most notably, an expanded customer base for our accounts receivable management services resulted in a revenue increase of $1.9 million, or 18%. Additionally, revenue from our insurance services division increased by $0.8 million, or 10%, and revenue from medical coding services increased by $0.3 million, or 12%.
Costs of Sales
Total costs of sales decreased by $0.5 million, or 1%, compared to the first quarter of 2020. As a percentage of total revenues, costs of sales increased slightly to 49% of revenues in the first quarter of 2021 compared to 48% of revenues in the first quarter of 2020, as the decrease in revenue outpaced the decrease in costs of sales.
Costs of Acute Care EHR system sales and support decreased by $1.0 million, or 6%, compared to the first quarter of 2020, primarily due to travel costs savings of approximately $0.9 million due to the impact of COVID-19 on associate travel. The gross margin on Acute Care EHR system sales and support decreased to 49% in the first quarter of 2021, compared to 53% in the first quarter of 2020 as the aforementioned decrease in non-recurring revenues outpaced the related decrease in cost of sales.

Costs of Post-acute Care EHR system sales and support decreased by $0.2 million, or 12%, compared to the first quarter of 2020, primarily due to reduced third party software costs combined with reduced hardware costs and improved personnel efficiency. The gross margin on Post-acute Care EHR system sales and support increased to 74% in the first quarter of 2021, compared to 72% in the first quarter of 2020, as growth in recurring revenues worked in tandem with cost efficiencies to increase margins.
Our costs associated with TruBridge sales and support increased by $0.7 million, or 5%, compared to the first quarter of 2020, primarily due to a $0.5 million, or 97%, increase in temporary labor costs necessary to support the growing revenue base. The gross margin on these services increased to 50% in the first quarter of 2021, compared to 47% during the first quarter of 2020, as the growing recurring revenue base worked in tandem with operational efficiencies to increase margins.
Product Development
Product development expenses consist primarily of compensation and other employee-related costs (including stock-based compensation) and infrastructure costs incurred, but not capitalized, for new product development and product enhancements. Product development costs increased by $0.2 million, or 2%, compared to the first quarter of 2020, with the primary driver being a $0.3 million, or 4%, increase in payroll costs resulting primarily from annual compensation adjustments.
Sales and Marketing
Sales and marketing costs decreased by $1.7 million, or 24%, compared to the first quarter of 2020. The aforementioned reduction-in-force combined with reduced revenues resulted in payroll and commission expenses decreasing a combined $1.0 million, while travel restrictions related to COVID-19 resulted in a $0.3 million decrease in travel costs. Finally, stock compensation expense decreased by $0.4 million, due mostly to lowered expectations regarding eventual achievement of targets associated with our long-term performance share awards.
General and Administrative
General and administrative expenses increased by $1.3 million, or 11% , compared to the first quarter of 2020, mostly due to $2.1 million in reduction-in-force-related severance costs in the first quarter of 2021 combined with an increase of $0.5 million in costs associated with health benefits offered to our employees through our self-insured health plans. These increases were partially offset by decreases in employee retirement plan, legal and accounting, and stock-based compensation expenses.
Amortization of Acquisition-Related Intangibles
Amortization expense associated with acquisition-related intangible assets increased by $0.2 million, or 7%, compared to the first quarter of 2020, due to changes in estimates regarding the remaining useful lives of certain of our acquired intangible assets.
Total Operating Expenses
Total operating expenses remained flat at $30.0 million for the first quarter of 2021 and the first quarter of 2020. As a percentage of total revenues, total operating expenses increased to 44% of revenues in the first quarter of 2021, compared to 43% in the first quarter of 2020.
Total Other Income (Expense)
Total other income (expense) improved to income of $0.2 million during the first quarter of 2021 compared to expense of $0.8 million during the first quarter of 2020. The combined effects of a decreasing interest rate environment and lowered amounts outstanding under our long-term debt facilities resulted in a $0.6 million decrease in related interest expense.
Income Before Taxes
As a result of the foregoing factors, income before taxes decreased by $0.2 million, compared to the first quarter of 2020.

Provision for Income Taxes
Our effective tax rate for the three months ended March 31, 2021 decreased to 18.8% from 23.0% for the three months ended March 31, 2020, primarily as a result of the tax consequences of stock-based compensation. Specifically, excess tax benefits resulting from restricted stock vesting benefited our effective tax rate by 1.6% during the first quarter of 2021. Comparatively, the first quarter of 2020 experienced a tax benefit shortfall resulting from restricted stock vesting that increased our effective tax rate by 2.4% for the period.
Net Income
Net income for the three months ended March 31, 2021 increased by less than $0.1 million to $4.1 million, or $0.29 per basic and $0.28 per diluted share, compared with net income of $4.1 million, or $0.28 per basic and diluted share, for the three months ended March 31, 2020. Net income represented 6% of revenue for both the three months ended March 31, 2021 and the three months ended March 31, 2020.
Liquidity and Capital Resources
The Company’s liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during the three months ended March 31, 2021. For further discussion regarding the potential future impacts of COVID-19 and related economic conditions on the Company’s liquidity and capital resources, see “COVID-19” in this Management's Discussion and Analysis of Financial Condition and Results of Operations and Part I, "Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.
Sources of Liquidity
As of March 31, 2021, our principal sources of liquidity consisted of cash and cash equivalents of $18.0 million and our remaining borrowing capacity under the revolving credit facility of $110.0 million, compared to $12.7 million of cash and cash equivalents and $105.0 million of remaining borrowing capacity under the revolving credit facility as of December 31, 2020. In conjunction with our acquisition of HHI in January 2016, we entered into a syndicated credit agreement which provided for a $125 million term loan facility and a $50 million revolving credit facility. On June 16, 2020, we entered into an Amended and Restated Credit Agreement that increased the aggregate principal amount of our credit facilities to $185 million, which includes a $75 million term loan facility and a $110 million revolving credit facility.
As of March 31, 2021, we had $72.2 million in principal amount of indebtedness outstanding under the credit facilities. We believe that our cash and cash equivalents of $18.0 million as of March 31, 2021, the future operating cash flows of the combined entity, and our remaining borrowing capacity under the revolving credit facility of $110.0 million as of March 31, 2021, taken together, provide adequate resources to fund ongoing cash requirements for the next twelve months. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of filing of this Form 10-Q. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.
Operating Cash Flow Activities
Net cash provided by operating activities increased by $6.1 million from $7.6 million provided by operations for the three months ended March 31, 2020 to $13.7 million provided by operations for the three months ended March 31, 2021. The increase in cash flows provided by operations is primarily due to advantageous changes in working capital, which was a net use of cash during the first three months of 2020 in the amount of $4.3 million, compared to a net inflow of cash during the first three months of 2021 in the amount of $2.8 million.
Investing Cash Flow Activities
Net cash used in investing activities decreased by $1.7 million, with $1.4 million used in the three months ended March 31, 2021 compared to $3.0 million used during the three months ended March 31, 2020. Cash outflows for purchases of property and equipment decreased from $2.1 million in the first three months of 2020 to $0.5 million during the first three months of 2021. The decrease is mostly due to the addition of a West Coast data center to enhance our remote hosting capabilities in 2020 without similar capital expenditures during the first three months of 2021.

Financing Cash Flow Activities
During the three months ended March 31, 2021, our financing activities used net cash of $7.0 million, as we paid a net $5.9 million in long-term debt principal and used $1.1 million to repurchase shares of our common stock, which are treated as treasury stock. Financing cash flow activities used $7.6 million during the three months ended March 31, 2020, primarily due to $6.2 million net paid in long-term debt principal and $1.4 million cash paid in dividends.
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
Credit Agreement
As of March 31, 2021, we had $72.2 million in principal amount outstanding under the term loan facility and no principal amount outstanding under the revolving credit facility. Each of our credit facilities continues to bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted LIBOR rate for the relevant interest period, subject to a floor of 0.50%, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate, subject to the aforementioned floor, plus one percent per annum, or (3) a combination of (1) and (2). The applicable margin range for LIBOR loans and the letter of credit fee ranges from 1.8% to 3.0%. The applicable margin range for base rate loans ranges from 0.8% to 2.0%, in each case based on the Company's consolidated net leverage ratio.
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
The Amended and Restated Credit Agreement provides incremental facility capacity of $50 million, subject to certain conditions. The Amended and Restated Credit Agreement includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated net leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. The Amended and Restated Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio of 1.25:1.00 throughout the duration of such agreement. Under the Amended and Restated Credit Agreement, the Company is required to comply with a maximum consolidated net leverage ratio of 3.50:1.00. The Amended and Restated Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default. We believe that we were in compliance with the covenants contained in such agreement as of March 31, 2021.
The Amended and Restated Credit Agreement requires the Company to mandatorily prepay the credit facilities with 50% of excess cash flow (minus certain specified other payments). This mandatory prepayment requirement is applicable only if the Company's consolidated net leverage ratio exceeds 2.50:1.00. The Company is permitted to voluntarily prepay the credit facilities at any time without penalty, subject to customary “breakage” costs with respect to prepayments of LIBOR rate loans made on a day other than the last day of any applicable interest period. An excess cash flow prepayment related to excess cash flow generated during 2020 was not required during the first quarter of 2021.

Backlog
Backlog consists of revenues we reasonably expect to recognize over the next twelve months under all existing contracts, including those with remaining performance obligations that have original expected durations of one year or less and those with fees that are variable in which we estimate future revenues. The revenues to be recognized may relate to a combination of one-time fees for system sales and recurring fees for support and maintenance and TruBridge services. As of March 31, 2021, we had a twelve-month backlog of approximately $9 million in connection with non-recurring system purchases and approximately $249 million in connection with recurring payments under support and maintenance, Cloud EHR contracts, and TruBridge services. As of March 31, 2020, we had a twelve-month backlog of approximately $12 million in connection with non-recurring system purchases and approximately $234 million in connection with recurring payments under support and maintenance and TruBridge services.
Bookings
Bookings is a key operational metric used by management to assess the relative success of our sales generation efforts, and were as follows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(In thousands)	2021	2020
System sales and support (1)
Acute Care EHR	$5,442	$8,919
Post-acute Care EHR	648	913
Total system sales and support	6,090	9,832

TruBridge (2)	2,687	9,511

Total bookings	$8,777	$19,343

(1) Generally calculated as the total contract price (for system sales) and annualized contract value (for support).
(2) Generally calculated as the total contract price (for non-recurring, project-related amounts) and annualized contract value (for recurring amounts).
Bookings for each of our operating segments experienced significant decreases compared to the first quarter of 2020, with Acute Care EHR bookings decreasing $3.5 million, or 39%, Post-acute Care EHR bookings decreasing $0.3 million, or 29%, and TruBridge bookings decreasing $6.8 million, or 72%. Sales activities during the first quarter of 2021 suffered from a number of incremental headwinds, chief among them being (a) COVID-19 related distractions, including increased infection rates for certain geographies and widespread focus on eventual vaccine rollouts, (b) reorganization transitions related to our February 2021 reduction-in-force, and (c) lower-value regulatory purchases disproportionately dominated sales discussions and resources. We view these incremental headwinds as being temporary delays in decision-making and not reflective of a diminished overall market opportunity.

Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements, as defined by Item 303(a)(4) of SEC Regulation S-K, as of March 31, 2021.
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

In our Annual Report on Form 10-K for the year ended December 31, 2020, we identified our critical accounting polices related to revenue recognition, allowance for credit losses, estimates, and business combinations, including purchased intangible assets. There have been no significant changes to these critical accounting policies during the three months ended March 31, 2021.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk relates primarily to the potential change in the British Bankers Association London Interbank Offered Rate ("LIBOR"). We had $72.2 million of outstanding borrowings under our credit facilities with Regions Bank at March 31, 2021. The term loan facility and revolving credit facility bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted LIBOR rate for the relevant interest period, subject to a floor of 0.50%, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate, subject to the aforementioned floor, plus one percent per annum, or (3) a combination of (1) and (2). Accordingly, we are exposed to fluctuations in interest rates on borrowings under the credit facilities. A one hundred basis point change in interest rate on our borrowings outstanding as of March 31, 2021 would result in a change in interest expense of approximately $0.7 million annually.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
From time to time, we are involved in routine litigation that arises in the ordinary course of business. We are not currently involved in any claims outside the ordinary course of business that are material to our financial condition or results of operations.

Item 1A.	Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or operating results. There have been no material changes to the risk factors disclosed in Part 1, "Item 1A. Risk Factors" in our Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Equity Securities

The following table provides information about our repurchases of common stock during the three months ended March 31, 2021:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3)
Beginning of Period				$28,695,292
January 1, 2021 - January 31, 2021	7,251	$28.83	7,251	28,486,244
February 1, 2021 - February 28, 2021	6,289	29.69	4,055	28,365,734
March 1, 2021 - March 31, 2021	19,960	30.77	750	$28,343,267
Total	33,500	$30.15	12,056
(1) We purchased 21,444 shares during the three months ended March 31, 2021 that were not made pursuant to our previously announced stock repurchase program, but were purchased to fund required tax withholding related to the vesting of restricted stock. Shares withheld to cover required tax withholdings related to the vesting of restricted stock do not reduce our total share repurchase authority.

(2) Shares purchased during the three months ended March 31, 2021 pursuant to our previously announced stock repurchase program.
(3) On September 4, 2020, our Board of Directors approved a stock repurchase program under which we may repurchase up to $30.0 million of our common stock through September 3, 2022. Any future stock repurchase transactions may be made through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Ace of 1934, as amended.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.

On February 22, 2021, CPSI entered into a sublease agreement (the “Sublease”) with Red Square, LP (the “Sublandlord”) in order to sublease a portion of a building in Mobile, Alabama that will house our principal executive office. The subleased portion of the building consists of a two-story office building in downtown Mobile with approximately 20,093 square feet of office space (the “Leased Office”). The Sublease term begins on April 1, 2021 and ends on June 5, 2024. CPSI will pay base rent of $37,937 per month. The Sublandlord is leasing the Leased Office from Central Optical, LLC (the “Landlord”) pursuant to a lease agreement (the “Master Lease”). The Landlord consented to the Sublease. The terms of the Master Lease are incorporated into the Sublease. The Sublandlord will remain responsible for paying certain maintenance items, taxes and the Landlord’s insurance expense as required under the Master Lease. CPSI is responsible for all other costs and obligations required of the Sublandlord under the Master Lease, and is responsible for all utilities for the Leased Office. The Sublandlord will leave the Leased Office with the items of furniture, fixtures and equipment (“FF&E”) listed in an attachment to the Sublease. At the expiration of the Sublease, the parties will negotiate for the sale of the FF&E to CPSI at a mutually agreeable price.

On March 1, 2021, CPSI entered into a lease agreement (the “New Lease”) with the Landlord to continue leasing the Leased Office from the Landlord upon the expiration of the Master Lease. The New Lease term will begin on June 6, 2024 and end on May 31, 2027. CPSI will pay base rent of $34,959 per month. In addition to the base rent, CPSI will be responsible for paying certain expenses of the Landlord related to the Leased Office, including insurance, and will be responsible for all costs of maintenance (other than the roof and exterior walls), taxes and utilities for the Leased Office.

The foregoing description of the Sublease and the New Lease is only a summary, does not purport to be complete and is qualified in its entirety by reference to, and should be read in conjunction with, the complete text of the Sublease and the New Lease, which are filed as Exhibits 10.1 and 10.2, respectively, to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6.	Exhibits.

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3 to CPSI’s Current Report on Form 8-K dated October 28, 2013 and incorporated herein by reference)

3.3	Amendment to Amended and Restated Bylaws (filed as Exhibit 3.1 to CPSI's Current Report on Form 8-K dated January 22, 2019 and incorporated herein by reference)

10.1	Sublease Agreement, dated February 22,2021, between CPSI and Red Square, LLC
10.2	Commercial Lease Agreement, dated March 1, 2021, between CPSI and Central Optical, LLC

10.3	Amended Commission Program for Troy D. Rosser (2020)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Form 10-Q for the period ended March 31, 2021

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER PROGRAMS AND SYSTEMS, INC.

May 10, 2021	By:	/s/ J. Boyd Douglas
J. Boyd Douglas
President and Chief Executive Officer

May 10, 2021	By:	/s/ Matt J. Chambless
Matt J. Chambless
Chief Financial Officer