Form 10-Q
period 2021-06-30
COMPUTER PROGRAMS & SYSTEMS INC
filed 2021-08-06
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 4, 2021, there were 14,648,442 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.
Quarterly Report on Form 10-Q
(For the three and six months ended June 30, 2021)

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$19,131	$12,671
Accounts receivable (net of allowance for expected credit losses of $2,027 and $1,701, respectively)	30,947	32,414
Financing receivables, current portion, net (net of allowance for expected credit losses of $426 and $541, respectively)	8,529	10,821
Inventories	1,423	1,084
Prepaid income taxes	3,253	1,789
Prepaid expenses and other	9,043	8,365
Total current assets	72,326	67,144
Property and equipment, net	12,708	13,139
Software development costs, net	7,008	3,210
Operating lease assets	8,618	6,610
Financing receivables, net of current portion (net of allowance for expected credit losses of $818 and $948, respectively)	9,107	11,477
Other assets, net of current portion	3,295	2,787
Intangible assets, net	102,349	71,689
Goodwill	177,748	150,216
Total assets	$393,159	$326,272
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,850	$7,716
Current portion of long-term debt	3,457	3,457
Deferred revenue	11,375	8,130
Accrued vacation	5,173	5,353
Other accrued liabilities	23,387	12,786
Total current liabilities	50,242	37,442
Long-term debt, net of current portion	112,632	73,360
Operating lease liabilities, net of current portion	6,630	5,092
Deferred tax liabilities	12,113	10,378
Total liabilities	181,617	126,272
Stockholders’ equity:
Common stock, $0.001 par value; 30,000 shares authorized; 14,734 and 14,511 shares issued and outstanding, respectively	15	15
Additional paid-in capital	184,101	181,622
Retained earnings	29,909	19,624
Treasury stock, 86 shares and 47 shares, respectively	(2,483)	(1,261)
Total stockholders’ equity	211,542	200,000
Total liabilities and stockholders’ equity	$393,159	$326,272
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sales revenues:
System sales and support	$35,967	$34,724	$72,333	$75,910
TruBridge	32,566	24,825	64,205	53,396
Total sales revenues	68,533	59,549	136,538	129,306
Costs of sales:
System sales and support	17,449	15,687	34,825	34,273
TruBridge	17,196	13,756	32,975	28,813
Total costs of sales	34,645	29,443	67,800	63,086
Gross profit	33,888	30,106	68,738	66,220
Operating expenses:
Product development	6,469	8,371	14,899	16,642
Sales and marketing	5,312	5,169	10,613	12,166
General and administrative	10,986	10,955	24,135	22,802
Amortization of acquisition-related intangibles	3,383	2,866	6,440	5,733
Total operating expenses	26,150	27,361	56,087	57,343
Operating income	7,738	2,745	12,651	8,877
Other income (expense):
Other income	224	(38)	1,038	324
Loss on extinguishment of debt	—	(202)	—	(202)
Interest expense	(797)	(803)	(1,424)	(1,982)
Total other income (expense)	(573)	(1,043)	(386)	(1,860)
Income before taxes	7,165	1,702	12,265	7,017
Provision (benefit) for income taxes	1,024	(62)	1,980	1,163
Net income	$6,141	$1,764	$10,285	$5,854
Net income per common share—basic	$0.42	$0.12	$0.71	$0.41
Net income per common share—diluted	$0.42	$0.12	$0.70	$0.41
Weighted average shares outstanding used in per common share computations:
Basic	14,335	14,067	14,247	13,985
Diluted	14,344	14,067	14,282	13,985
Dividends declared per common share	$—	$0.10	$—	$0.20
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity

	Shares	Amount
Three Months Ended June 30, 2021 and 2020:
Balance at March 31, 2021	14,715	$15	$182,656	$23,768	$(2,324)	$204,115
Net income	—	—	—	6,141	—	6,141
Issuance of restricted stock	19	—	—	—	—	—
Stock-based compensation	—	—	1,445	—	—	1,445
Treasury stock acquired	—	—	—	—	(159)	(159)
Balance at June 30, 2021	14,734	$15	$184,101	$29,909	$(2,483)	$211,542

Balance at March 31, 2020	14,512	$15	$176,975	$12,370	$—	$189,360
Net income	—	—	—	1,764	—	1,764
Stock-based compensation	—	—	1,252	—	—	1,252
Dividends	—	—	—	(1,451)	—	(1,451)
Balance at June 30, 2020	14,512	$15	$178,227	$12,683	$—	$190,925

Six Months Ended June 30, 2021 and 2020:
Balance at December 31, 2020	14,511	$15	$181,622	$19,624	$(1,261)	$200,000
Net income	—	—	—	10,285	—	10,285
Issuance of restricted stock	229	—	—	—	—	—
Forfeiture of restricted stock	(6)	—	—	—	—	—
Stock-based compensation	—	—	2,479	—	—	2,479
Treasury stock acquired	—	—	—	—	(1,222)	(1,222)
Balance at June 30, 2021	14,734	$15	$184,101	$29,909	$(2,483)	$211,542

Balance at December 31, 2019	14,356	$14	$174,618	$9,715	$—	$184,347
Net income	—	—	—	5,854	—	5,854
Issuance of restricted stock	156	1	(1)	—	—	—
Stock-based compensation	—	—	3,610	—	—	3,610
Dividends	—	—	—	(2,886)	—	(2,886)
Balance at June 30, 2020	14,512	$15	$178,227	$12,683	$—	$190,925
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating Activities:
Net income	$10,285	$5,854
Adjustments to net income:
Provision for credit losses	1,294	1,708
Deferred taxes	1,735	816
Stock-based compensation	2,479	3,610
Depreciation	1,116	892
Amortization of acquisition-related intangibles	6,440	5,733
Amortization of software development costs	265	55
Amortization of deferred finance costs	147	169
Loss on extinguishment of debt	—	202
Changes in operating assets and liabilities:
Accounts receivable	1,149	5,656
Financing receivables	4,236	3,028
Inventories	(339)	(181)
Prepaid expenses and other	(1,176)	(2,177)
Accounts payable	(1,274)	(709)
Deferred revenue	1,545	(329)
Other liabilities	6,706	633
Prepaid income taxes	(1,464)	(122)
Net cash provided by operating activities	33,144	24,838
Investing Activities:
Purchase of business, net of cash received	(59,839)	—
Investment in software development	(4,063)	(1,484)
Purchase of property and equipment	(685)	(3,028)
Net cash used in investing activities	(64,587)	(4,512)
Financing Activities:
Dividends paid	—	(2,886)
Proceeds from long-term debt	—	65
Payments of long-term debt principal	(1,875)	(2,194)
Proceeds from revolving line of credit	61,000	—
Payments of revolving line of credit	(20,000)	(4,000)
Treasury stock purchases	(1,222)	—
Net cash provided by (used in) financing activities	37,903	(9,015)
Increase in cash and cash equivalents	6,460	11,311
Cash and cash equivalents at beginning of period	12,671	7,357
Cash and cash equivalents at end of period	$19,131	$18,668
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,277	$1,812
Cash paid for income taxes, net of refund	$1,717	$469
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

During the second quarter of 2021, we elected to change our method of estimating the labor costs incurred in developing software assets requiring capitalization under Accounting Standards Codification ("ASC") 350-40, Internal Use Software. Prior to this change, we estimated the associated labor costs using an estimated time-equivalent for workload metrics commonly utilized within agile software development environments. With this change, we now estimate these labor costs using the distribution of these agile workload metrics between capitalizable and non-capitalizable units of work. We believe this change is preferable as the new methodology better estimates capitalizable labor costs and is consistent with industry best practices. We have determined that this change is a change in accounting estimate effected by a change in accounting principle and, as such, has been accounted for on a prospective basis. See Note 6, “Software Development,” for further information.
Principles of Consolidation
The condensed consolidated financial statements of CPSI include the accounts of TruBridge, LLC ("TruBridge"), Evident, LLC ("Evident"), Healthland Holding Inc. ("HHI"), iNetXperts, Corp. d/b/a Get Real Health ("Get Real Health"), and TruCode LLC (TruCode), all of which are wholly-owned subsidiaries of CPSI. The accounts of HHI include those of its wholly-owned subsidiaries, Healthland Inc. ("Healthland"), Rycan Technologies, Inc. ("Rycan"), and American HealthTech, Inc. ("AHT"). All significant intercompany balances and transactions have been eliminated.

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
The following table details deferred revenue for the six months ended June 30, 2021 and 2020, included in the condensed consolidated balance sheets:

(In thousands)	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Beginning balance	$8,130	$8,628
Deferred revenue recorded	11,011	10,195
Deferred revenue acquired	1,700	—
Less deferred revenue recognized as revenue	(9,466)	(10,524)
Ending balance	$11,375	$8,299
The deferred revenue recorded during the six months ended June 30, 2021 is comprised primarily of the annual renewals of certain software subscriptions billed during the first quarter of each year and deposits collected for future EHR installations. The deferred revenue recognized as revenue during the six months ended June 30, 2021 and 2020 is comprised primarily of the periodic recognition of annual renewals that were deferred until earned and deposits for future EHR installations that were deferred until earned.
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
The following table details costs to obtain and fulfill contracts with customers for the six months ended June 30, 2021 and 2020, included in the condensed consolidated balance sheets:

(In thousands)	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Beginning balance	$5,992	$4,440
Costs to obtain and fulfill contracts capitalized	3,355	3,351
Less costs to obtain and fulfill contracts recognized as expense	(2,985)	(2,701)
Ending balance	$6,362	$5,090
Remaining Performance Obligations
Disclosures regarding remaining performance obligations are not considered material as the overwhelming majority of the Company's remaining performance obligations either (a) are related to contracts with an expected duration of one year or less, or (b) exhibit revenue recognition in the amount to which the Company has the right to invoice.

4.     BUSINESS COMBINATION
Acquisition of TruCode
On May 12, 2021, we acquired all of the assets and liabilities of TruCode LLC, a Virginia limited liability company (“TruCode”), pursuant to a Stock Purchase Agreement dated May 12, 2021. Based in Alpharetta, Georgia, TruCode provides configurable, knowledge-based software that gives coders, clinical documentation improvement specialists and auditors the flexibility to code according to their knowledge, preferences and experience. The cloud-based medical coding solution will be bundled with the TruBridge solutions and services to enhance revenue cycle performance for healthcare organizations of all sizes.

Consideration for the acquisition included cash (net of cash of the acquired entity) of $59.8 million (inclusive of sellers' transaction expenses), plus a contingent earnout payment of up to $15.0 million tied to TruCode's earnings before interest, tax, depreciation, and amortization ("EBITDA") (subject to certain pro-forma adjustments) for the twelve-month period concluding on the anniversary date of the acquisition. During 2021, we have incurred approximately $0.8 million of pre-tax acquisition costs in connection with the acquisition of TruCode. Acquisition costs are included in general and administrative expenses in our consolidated statements of income.

Our acquisition of TruCode will be treated as a purchase in accordance with ASC 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. Our allocation of the purchase price is based on management's judgment after evaluating several factors, including a preliminary valuation assessment. The allocation is preliminary and subject to changes, which could be significant, as additional information becomes available and appraisals of intangible assets and deferred tax positions are finalized.

The preliminary allocation of the purchase price paid for TruCode as of June 30, 2021 was as follows:

(In thousands)	Purchase Price Allocation
Acquired cash	$4,030
Accounts receivable	550
Prepaid expenses	10
Intangible assets	37,100
Goodwill	27,532
Accounts payable and accrued liabilities	(1,153)
Contingent consideration	(2,500)
Deferred revenue	(1,700)
Net assets acquired	$63,869

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

Our condensed consolidated statement of operations for the three and six months ended June 30, 2021 includes revenues of approximately $1.5 million and approximately zero pre-tax net income attributed to the acquired business since the May 12, 2021 acquisition date.

The following unaudited pro forma revenue, net loss and earnings per share amounts for the three and six months ended June 30, 2021 and 2020 give effect to the TruCode acquisition as if it had been completed on January 1, 2020. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of what the operating results actually would have been during the periods presented had the TruCode acquisition been completed during the periods presented. In addition, the unaudited pro forma financial information does not purport to project future operating results. The pro forma information does not fully reflect: (1) any anticipated synergies (or costs to achieve synergies) or (2) the impact of non-recurring items directly related to the TruCode acquisition.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2021	2020	2021	2020
Pro forma revenues	$69,814	$62,097	$141,426	$134,491
Pro forma net income	$6,619	$1,592	$11,549	$5,762
Pro forma diluted earnings per share	$0.45	$0.27	$0.79	$0.39

Pro forma net income (loss) was calculated by adjusting the results for the applicable period to reflect (i) the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied on January 1, 2020 and (ii) adjustments to amortized revenue during fiscal 2021 and 2020 as a result of the acquisition date valuation of assumed deferred revenue.

5. PROPERTY AND EQUIPMENT
Property and equipment, net was comprised of the following at June 30, 2021 and December 31, 2020:

(In thousands)	June 30, 2021	December 31, 2020
Land	$2,848	$2,848
Buildings and improvements	8,538	8,242
Computer equipment	7,513	7,144
Leasehold improvements	1,304	1,283
Office furniture and fixtures	829	829
Automobiles	18	18
Property and equipment, gross	21,050	20,364
Less: accumulated depreciation	(8,342)	(7,225)
Property and equipment, net	$12,708	$13,139

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
During the second quarter of 2021, our ongoing monitoring activities associated with the capitalization of software development costs and the related correlation between capitalization rates and operational metrics designed to reflect the distribution of work revealed that our then-current labor capitalization methodology did not fully reflect all of the critical activities necessary to develop software assets. Consequently, during the second quarter of 2021, we elected to change our method of estimating the labor costs incurred in developing software assets. Prior to this change, we estimated the associated labor costs using an estimated time-equivalent for workload metrics commonly utilized within agile software development environments. With this change, we now estimate these labor costs using the distribution of these agile workload metrics between capitalizable and non-capitalizable units of work. We believe this change is preferable as the new methodology better estimates capitalizable labor costs and is consistent with industry best practices. We have determined that this change in accounting for software development costs is a change in accounting estimate effected by a change in accounting principle and, as such, has been accounted for on a prospective basis. In connection with this change, we capitalized software development costs of $3.2 million and $4.1 million during the three and six months ended June 30, 2021. We estimate that the effect of this change was to increase capitalized amounts by approximately $2.0 million for both the three and six months ended June 30, 2021, with a corresponding decrease to product development costs.
Software development costs, net was comprised of the following at June 30, 2021 and December 31, 2020:

(In thousands)	June 30, 2021	December 31, 2020
Software development costs	$7,391	$3,328
Less: accumulated amortization	(383)	(118)
Software development costs, net	$7,008	$3,210

7.     OTHER ACCRUED LIABILITIES
Other accrued liabilities was comprised of the following at June 30, 2021 and December 31, 2020:

(In thousands)	June 30, 2021	December 31, 2020
Salaries and benefits	$13,500	$7,876
Severance	789	25
Commissions	756	1,040
Self-insurance reserves	1,543	1,776
Contingent consideration	2,500	—
Other	2,311	551
Operating lease liabilities, current portion	1,988	1,518
Other accrued liabilities	$23,387	$12,786

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
The Company's unvested restricted stock awards (see Note 10) are considered participating securities under ASC 260, Earnings Per Share, because they entitle holders to non-forfeitable rights to dividends until the awards vest or are forfeited. When a company has a security that qualifies as a "participating security," the Codification requires the use of the two-class method when computing basic EPS. The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In determining the amount of net income to allocate to common stockholders, income is allocated to both common stock and participating securities based on their respective weighted average shares outstanding for the period, with net income attributable to common stockholders ultimately equaling net income less net income attributable to participating securities. Diluted EPS for the Company's common stock is computed using the more dilutive of the two-class method or the treasury stock method.

The following is a calculation of the basic and diluted EPS for the Company's common stock, including a reconciliation between net income and net income attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2021	2020	2021	2020
Net income	$6,141	$1,764	$10,285	$5,854
Less: Net income attributable to participating securities	(129)	(51)	(236)	(181)
Net income attributable to common stockholders	$6,012	$1,713	$10,049	$5,673

Weighted average shares outstanding used in basic per common share computations	14,335	14,067	14,247	13,985
Add: Dilutive potential common shares	9	—	35	—
Weighted average shares outstanding used in diluted per common share computations	14,344	14,067	14,282	13,985

Basic EPS	$0.42	$0.12	$0.71	$0.41
Diluted EPS	$0.42	$0.12	$0.70	$0.41
During 2019, 2020, and 2021, performance share awards were granted to certain executive officers and key employees of the Company that will result in the issuance of common stock if the predefined performance criteria are met. The awards provide for an aggregate target of 249,952 shares, of which 8,639 and 35,453 have been included in the calculation of diluted EPS for the three and six months ended June 30, 2021, respectively. The remaining shares have been excluded from the calculation of diluted EPS because the related threshold award performance levels have not been achieved as of June 30, 2021. See Note 10 - Stock-Based Compensation and Equity for more information.

9.     INCOME TAXES
The Company determines the tax provision for interim periods using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.
Our effective tax rate for the three months ended June 30, 2021 increased to an expense of 14.3% from a benefit of (3.6)% for the three months ended June 30, 2020. During the second quarter of 2020, we increased our estimates related to research and development (“R&D”) tax credits, resulting in a benefit to the effective tax rate that exceeded the related benefit during the second quarter of 2021 by 34.7%. The decreased rate impact of R&D tax credits during the second quarter of 2021 was partially offset by increased rate impacts related to tax windfalls related to stock-based compensation and changes in various state effective tax rates.
Our effective tax rate for the six months ended June 30, 2021 decreased to 16.1% from 16.6% for the six months ended June 30, 2020 as decreased benefits related to R&D tax credits were mostly offset by increased rate impacts related to tax windfalls related to stock-based compensation and changes in various state effective tax rates.

10.   STOCK-BASED COMPENSATION AND EQUITY
Stock-based compensation expense is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee's or non-employee director's requisite service period.

The following table details total stock-based compensation expense for the three and six months ended June 30, 2021 and 2020, included in the condensed consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Costs of sales	$269	$250	$482	$778
Operating expenses	1,175	1,001	1,997	2,832
Pre-tax stock-based compensation expense	1,444	1,251	2,479	3,610
Less: income tax effect	(318)	(275)	(545)	(794)
Net stock-based compensation expense	$1,126	$976	$1,934	$2,816
The Company's stock-based compensation awards are in the form of restricted stock and performance share awards granted pursuant to the Company's Amended and Restated 2014 Incentive Plan and 2019 Incentive Plan, as amended (the "Plans"). As of June 30, 2021, there was $10.2 million of unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the Plans, which is expected to be recognized over a weighted-average period of 2.2 years.
Restricted Stock
The Company grants restricted stock to executive officers, certain key employees and non-employee directors under the Plans with the fair value of the awards representing the fair value of the common stock on the date the restricted stock is granted. Shares of restricted stock generally vest in equal annual installments over the applicable vesting period, which ranges from one to three years. The Company records expenses for these grants on a straight-line basis over the applicable vesting periods. Shares of restricted stock have also been issued pursuant to the settlement of performance share awards with one-year performance periods, for which the Company records expenses in the manner described in the "Performance Share Awards" section below. Although no such one-year performance share awards were granted during the six months ended June 30, 2021, shares issued pursuant to past one-year performance share awards are still subject to vesting.
A summary of restricted stock activity (including shares of restricted stock issued pursuant to the settlement of performance share awards) under the Plans during the six months ended June 30, 2021 and 2020 is as follows:

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Shares	Weighted-Average Grant Date Fair Value Per Share	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested restricted stock outstanding at beginning of period	412,967	$28.87	525,859	$30.51
Granted	153,700	31.22	136,771	26.16
Performance share awards settled through the issuance of restricted stock	—	—	19,678	30.15
Vested	(245,455)	29.16	(265,518)	30.85
Forfeited	(6,329)	29.10	—	—
Unvested restricted stock outstanding at end of period	314,883	$29.79	416,790	$28.85
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
A summary of performance share award activity under the Plans during the six months ended June 30, 2021 and 2020 is as follows, based on the target award amounts set forth in the performance share award agreements:

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Shares	Weighted-Average Grant Date Fair Value Per Share	Shares	Weighted-Average Grant Date Fair Value Per Share
Performance share awards outstanding at beginning of period	252,852	$29.27	200,709	$30.75
Granted	93,444	31.26	107,298	26.96
Adjusted for actual performance, net of forfeitures	(20,373)	29.92	(35,477)	30.15
Performance share awards settled through the issuance of restricted stock	—	—	(19,678)	30.15
Vested	(75,971)	30.50	—	—
Performance share awards outstanding at end of period	249,952	$29.59	252,852	$29.27

Stock Repurchases
On September 4, 2020, our Board of Directors approved a stock repurchase program under which we may repurchase up to $30.0 million of our common stock through September 3, 2022. We repurchased 17,387 shares during the six months ended June 30, 2021 and no shares during the six months ended June 30, 2020. The approximate dollar value of shares that may yet be repurchased under the stock repurchase program was $28.2 million as of June 30, 2021. Any future stock repurchase transactions may be made through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Any repurchase activity will depend on many factors, such as the availability of shares of our common stock, general market conditions, the trading price of our common stock, alternative uses for capital, the Company’s financial performance, compliance with the terms of our Amended and Restated Credit Agreement and other factors. Concurrent with the authorization of this stock repurchase program, the Board of Directors opted to indefinitely suspend all quarterly dividends.
In addition to shares repurchased under the approved stock repurchase program, we purchased 21,444 shares during the six months ended June 30, 2021 to fund required tax withholdings related to the vesting of restricted stock. Shares withheld to cover required tax withholdings related to the vesting of restricted stock do not reduce our total share repurchase authority.

11.   FINANCING RECEIVABLES
Short-Term Payment Plans
The Company provides fixed monthly payment arrangements ("short-term payment plans") over terms ranging from three to twelve months for meaningful use stage three and other add-on software installations. As a practical expedient, we do not adjust the amount of consideration recognized as revenue for the financing component as unearned income when we expect payment within one year or less. These receivables, included in the current portion of financing receivables, were comprised of the following at June 30, 2021 and December 31, 2020:

(In thousands)	June 30, 2021	December 31, 2020
Short-term payment plans, gross	$456	$1,973
Less: allowance for losses	(23)	(99)
Short-term payment plans, net	$433	$1,874
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
The components of these receivables were as follows at June 30, 2021 and December 31, 2020:

(In thousands)	June 30, 2021	December 31, 2020
Long-term financing arrangements, gross	$20,201	$24,082
Less: allowance for expected credit losses	(1,221)	(1,390)
Less: unearned income	(1,777)	(2,268)
Long-term financing arrangements, net	$17,203	$20,424
Future minimum payments to be received subsequent to June 30, 2021 are as follows:

(In thousands)
Years Ending December 31,
2021	$5,268
2022	6,754
2023	4,277
2024	2,691
2025	1,199
Thereafter	12
Total minimum payments to be received	20,201
Less: allowance for expected credit losses	(1,221)
Less: unearned income	(1,777)
Receivables, net	$17,203

Credit Quality of Financing Receivables and Allowance for Expected Credit Losses
The following table is a roll-forward of the allowance for expected credit losses for the six months ended June 30, 2021 and year ended December 31, 2020:

(In thousands)	Balance at Beginning of Period	Provision	Charge-offs	Recoveries	Balance at End of Period
June 30, 2021	$1,489	$426	$(671)	$—	$1,244
December 31, 2020	$2,971	$1,632	$(3,114)	$—	$1,489
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
Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. To facilitate customer collection and credit monitoring efforts, financing receivable amounts are invoiced and reclassified to trade accounts receivable when they become due, with all invoiced amounts placed on nonaccrual status. As a result, all past due amounts related to the Company’s financing receivables are included in trade accounts receivable in the accompanying condensed consolidated balance sheets. The following is an analysis of the age of financing receivables amounts (excluding short-term payment plans) that have been reclassified to trade accounts receivable and were past due as of June 30, 2021 and December 31, 2020:

(In thousands)	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due
June 30, 2021	$719	$173	$970	$1,862
December 31, 2020	$1,270	$227	$672	$2,169
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

(In thousands)	June 30, 2021	December 31, 2020
Stratification of uninvoiced client financing receivables based on aging of related trade accounts receivable:
Uninvoiced client financing receivables related to trade accounts receivable that are 1 to 90 Days Past Due	$10,989	$11,719
Uninvoiced client financing receivables related to trade accounts receivable that are 91 to 180 Days Past Due	47	1,092
Uninvoiced client financing receivables related to trade accounts receivable that are 181 + Days Past Due	610	2,668
Total uninvoiced client financing receivables balances of clients with a trade accounts receivable	$11,646	$15,479
Total uninvoiced client financing receivables of clients with no related trade accounts receivable	6,778	6,335
Total financing receivables with contractual maturities of one year or less	456	1,973
Less: allowance for expected credit losses	(1,244)	(1,489)
Total financing receivables	$17,636	$22,298

12. INTANGIBLE ASSETS AND GOODWILL
Our purchased definite-lived intangible assets as of June 30, 2021 and December 31, 2020 are summarized as follows:

	June 30, 2021
(In thousands)	Customer Relationships	Trademark	Developed Technology	Total
Gross carrying amount, beginning of period	$84,370	$11,120	$29,700	125,190
Intangible assets acquired	28,000	1,200	7,900	37,100
Accumulated amortization	(37,327)	(4,728)	(17,886)	(59,941)
Net intangible assets as of June 30, 2021	$75,043	$7,592	$19,714	$102,349
Weighted average remaining years of useful life	10	13	8	10

	December 31, 2020
(In thousands)	Customer Relationships	Trademark	Developed Technology	Total
Gross carrying amount, beginning of period	$84,370	$11,120	$29,700	$125,190
Accumulated amortization	(33,612)	(4,297)	(15,592)	(53,501)
Net intangible assets as of December 31, 2020	$50,758	$6,823	$14,108	$71,689

The following table represents the remaining amortization of definite-lived intangible assets as of June 30, 2021:

(In thousands)
For the year ended December 31,
2021	$7,336
2022	14,673
2023	12,784
2024	11,250
2025	10,935
Thereafter	45,371
Total	$102,349
The following table sets forth the change in the carrying amount of goodwill by segment for the six months ended June 30, 2021:

(In thousands)	Acute Care EHR	Post-acute Care EHR	TruBridge	Total
Balance as of December 31, 2020	$97,095	$29,570	$23,551	$150,216
Goodwill acquired	—	—	27,532	27,532
Balance as of June 30, 2021	$97,095	$29,570	$51,083	$177,748

Goodwill is evaluated for impairment annually on October 1, or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist.

13. LONG-TERM DEBT
Long-term debt was comprised of the following at June 30, 2021 and December 31, 2020:

(In thousands)	June 30, 2021	December 31, 2020
Term loan facility	$71,250	$73,125
Revolving credit facility	46,000	5,000
Debt obligations	117,250	78,125
Less: unamortized debt issuance costs	(1,161)	(1,308)
Debt obligation, net	116,089	76,817
Less: current portion	(3,457)	(3,457)
Long-term debt	$112,632	$73,360
As of June 30, 2021, the carrying value of debt approximated the fair value due to the variable interest rate, which reflected the market rate.
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
Anticipated annual future maturities of the term loan facility and revolving credit facility are as follows as of June 30, 2021:

(In thousands)
2021	$1,875
2022	4,687
2023	5,625
2024	6,563
2025	98,500
Thereafter	—
$117,250
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
The Amended and Restated Credit Agreement provides incremental facility capacity of $50 million, subject to certain conditions. The Amended and Restated Credit Agreement includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated net leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. The Amended and Restated Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio of 1.25:1.00 throughout the duration of such agreement. Under the Amended and Restated Credit Agreement, the Company is required to comply with a maximum consolidated net leverage ratio of 3.50:1.00. The Amended and Restated Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default. We believe that we were in compliance with the covenants contained in such agreement as of June 30, 2021.
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

Supplemental balance sheet information related to operating leases was as follows:

(In thousands)	June 30, 2021
Operating lease assets
Operating lease assets	$8,618
Operating lease liabilities
Other accrued liabilities	$1,988
Operating lease liabilities, net of current portion	6,630
Total operating lease liabilities	$8,618
Weighted average remaining lease term in years	6
Weighted average discount rate	4.6%
Because our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. We used the incremental borrowing rate on January 1, 2019, for operating leases that commenced prior to that date.
The future minimum lease payments payable under these operating leases subsequent to June 30, 2021 are as follows:

(In thousands)
2021	$990
2022	1,943
2023	1,872
2024	1,469
2025	1,202
Thereafter	2,340
Total lease payments	9,816
Less imputed interest	(1,198)
Total	$8,618
Total lease expense for the six months ended June 30, 2021 and 2020 was $1.0 million and $0.8 million, respectively.
Total cash paid for amounts included in the measurement of lease liabilities within operating cash flows from operating leases for the six months ended June 30, 2021 was $1.0 million.

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

As of June 30, 2021, we measured the fair value of contingent consideration that represents the potential earnout incentive for TruCode's former equity holders. We estimated the fair value of the contingent consideration based on the probability of TruCode meeting EBITDA targets (subject to certain pro-forma adjustments). We did not have any other instruments that required fair value measurement as of June 30, 2021.
The following table summarizes the carrying amounts and fair value of the contingent consideration at June 30, 2021:

		Fair Value at June 30, 2021 Using
	Carrying Amount at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	6/30/2021	(Level 1)	(Level 2)	(Level 3)
Description
Contingent consideration	$2,500	$—	$—	$2,500
Total	$2,500	$—	$—	$2,500
We did not have any instruments that required fair value measurement at December 31, 2020.

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
The following table presents a summary of the revenues and gross profits of our three operating segments for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Revenues:
Acute Care EHR
Recurring revenue	$26,807	$25,728	$54,017	$52,166
Non-recurring revenue	4,755	4,634	9,435	14,711
Total Acute Care EHR revenue	31,562	30,362	63,452	66,877
Post-acute Care EHR
Recurring revenue	4,170	3,997	8,392	8,131
Non-recurring revenue	235	365	489	902
Total Post-acute Care EHR revenue	4,405	4,362	8,881	9,033
TruBridge	32,566	24,825	64,205	53,396
Total revenues	$68,533	$59,549	$136,538	$129,306

Cost of sales:
Acute Care EHR	$16,233	$14,542	$32,445	$31,801
Post-acute Care EHR	1,216	1,145	2,380	2,472
TruBridge	17,196	13,756	32,975	28,813
Total cost of sales	$34,645	$29,443	$67,800	$63,086

Gross profit:
Acute Care EHR	$15,329	$15,820	$31,007	$35,076
Post-acute Care EHR	3,189	3,217	6,501	6,561
TruBridge	15,370	11,069	31,230	24,583
Total gross profit	$33,888	$30,106	$68,738	$66,220

Corporate operating expenses	$(26,150)	$(27,361)	$(56,087)	$(57,343)
Other income	224	(38)	1,038	324
Loss on extinguishment of debt	—	(202)	—	(202)
Interest expense	(797)	(803)	(1,424)	(1,982)
Income before taxes	$7,165	$1,702	$12,265	$7,017

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

The COVID-19 pandemic has caused, and is continuing to cause, severe economic, market and other disruptions to the U.S. and global economies. Although the pandemic had a muted impact on our results for the first quarter of 2020, the Company began experiencing increasingly adverse business conditions beginning in the latter half of March 2020 through the date of this report, including our results of operations for the three and six months ended June 30, 2021. Most notably:
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
•Although we have experienced no notable disruption to our operating cash flows through the date of this report, the aforementioned limitations on travel and decreased client patient volumes increase the risk of decreased cash collections from our customers as long as these conditions persist. Such decreases in cash collections could be further negatively impacted by the amount and extent to which the pandemic impacts the financial condition and liquidity of our customers.

Despite these adverse business conditions, the pandemic has had a muted impact on our financial condition as of June 30, 2021. However, the ultimate impact of COVID-19 on our operations and financial performance in future periods remains uncertain and will depend on future pandemic related developments, including the duration of the pandemic, any potential subsequent waves of COVID-19 infection, emergence of new variants, the effectiveness, distribution, and acceptance of COVID-19 vaccines, and related government actions to prevent and manage disease spread, all of which are uncertain and cannot be predicted. Consequently, the ongoing pandemic could result in a material impact to the Company’s future financial position, results of operations, cash flows and liquidity

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
Background
CPSI is a leading provider of healthcare solutions and services for community hospitals and other healthcare systems and post-acute care facilities. Founded in 1979, CPSI offers its products and services through five companies - Evident, LLC ("Evident"), TruBridge, LLC ("TruBridge"), American HealthTech, Inc. ("AHT"), iNetXperts, Corp. d/b/a Get Real Health ("Get Real Health"), and TruCode LLC ("TruCode"). These combined companies are focused on improving the health of the communities we serve, connecting communities for a better patient care experience, and improving the financial operations of our clients. The individual contributions of each of these companies towards this combined focus are as follows:
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
•TruCode, included within our TruBridge segment, provides configurable, knowledge-based software that gives coders, CDI specialists and auditors the flexibility to code according to their knowledge, preferences and experience.
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
We determine retention rates by reference to the amount of beginning-of-period Acute Care EHR recurring revenues that have not been lost due to customer attrition from our production environment customer base. Production environment customers are those that are using our applications to document live patient encounters, as opposed to legacy environment customers that have view-only access to historical patient records. Historically, these retention rates had consistently remained in the mid-to-high 90th percentile ranges. However, fiscal years 2017 through 2019 saw retention rates decrease to the low 90th percentile ranges due to, among other factors, (i) post-acquisition customer concerns regarding our long-term commitment to the Centriq platform, acquired in January 2016, (ii) an intensified competitive market, primarily due to aggressive pricing and marketing by a highly disruptive new entrant into the Acute Care EHR marketplace, and (iii) the announced sunset of the Classic platform, also acquired in January 2016. During 2020 and through the second quarter of 2021, retention rates returned to the mid-90th percentile ranges, as (i) the lingering effects of the Centriq acquisition continue to abate, (ii) the competitive environment continues to normalize as the aforementioned disruptive new entrant into this market has since departed the market altogether, and (iii) the Classic platform was sunset in the fourth quarter of 2019, with all related customers having either changed EHR vendors or migrated to one of our EHR solutions.

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
For customers electing to purchase our technology solutions under a perpetual license, we have historically made financing arrangements available on a case-by-case basis, depending on the various aspects of the proposed contract and customer attributes. These financing arrangements continue to comprise the majority of our perpetual license installations, and include short-term payment plans and longer-term lease financing through us or third-party financing companies. During 2018, total financing receivables increased dramatically and had a significant impact on operating cash flows. This increase in financing arrangements was primarily due to two reasons. First, meaningful use stage 3 (“MU3”) installations are primarily financed through short-term payment plans and demand for such installations increased significantly in late 2017. Second, competitor financing options, primarily through accounts receivable management collections and Cloud EHR arrangements, have applied pressure to reduce initial customer capital investment requirements for new EHR installations, leading to the offering of long-term lease options. In 2019, we experienced a modest reduction in total financing receivables due to the natural exhaustion of the MU3 opportunity and the aforementioned dramatic shift in license preferences towards SaaS arrangements, the former of which also resulted in a positive impact to operating cash flows. A more substantial reduction in total financing receivables occurred in 2020 and has continued into the first six months of 2021.
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
On February 1, 2021, we committed to a reduction in force that resulted in the termination of approximately 1.0% of our workforce (21 employees). The reduction in force is a component of a broader strategic review of the Company's operations that is intended to more effectively align our resources with business priorities. Substantially all of the employees impacted by the reduction in force exited the Company in the first quarter of 2021. The Company estimates that it will incur expenses of approximately $2.7 million related to the reduction in force, of which approximately $2.2 million was incurred in the first six months of 2021, with the remaining expenses to be incurred during the remainder of 2021. These expenses consist of one-time termination benefits to the affected employees, including but not limited to severance payments, healthcare benefits, and payments for accrued vacation time. The Company expects to pay for the expenses from cash flow from operations and does not expect to incur any debt. After the reduction in force is fully implemented, the Company expects to realize approximately $3.9 million in annual savings compared to prior expense levels.
During the second quarter of 2021, our ongoing monitoring activities associated with the capitalization of software development costs and the related correlation between capitalization rates and operational metrics designed to reflect the distribution of work revealed that our then-current labor capitalization methodology did not fully reflect all of the critical activities necessary to develop software assets. Consequently, during the second quarter of 2021, we elected to change our method of estimating the labor costs incurred in developing software assets. Prior to this change, we estimated the associated labor costs using an estimated time-equivalent for workload metrics commonly utilized within agile software development environments. With this change, we now estimate these labor costs using the distribution of these agile workload metrics between capitalizable and non-capitalizable units of work. We believe this change is preferable as the new methodology better estimates capitalizable labor costs and is consistent with industry best practices. We have determined that this change in accounting for software development costs is a change in accounting estimate effected by a change in accounting principle and, as such, has been accounted for on a prospective basis. In connection with this change, we capitalized software development costs of $3.2 million and $4.1 million during the three and six months ended June 30, 2021. We estimate that the effect of this change was to increase capitalized amounts by approximately $2.0 million for both the three and six months ended June 30, 2021, with a corresponding decrease to product development costs.

COVID-19
The continuing impacts of COVID-19 and related economic conditions on the Company’s results are highly uncertain and outside the Company’s control. The scope, duration and magnitude of the direct and indirect effects of COVID-19 continue to evolve in ways that are difficult or impossible to anticipate.
As a result of COVID-19, community hospital patient volume in the United States and other countries around the world rapidly deteriorated. Although recent operational metrics indicate promising signs that these patient volumes have mostly recovered, the persistence of the pandemic and the unprecedented nature of the resulting challenges it has imposed on national and global healthcare and economic systems are likely to continue to negatively impact patient volumes and make uncertain the exact path to recovery for community hospitals. These decreased levels of our hospital clients' patient volumes have negatively impacted, and will continue to negatively impact, our revenues, gross margins, and income for our TruBridge service offerings. Additionally, new EHR system installations have been, and will continue to be, negatively impacted by restrictive travel and social distancing protocols. The Company began to experience this impact in March 2020, which increased in significance during the second quarter of 2020. Gradual signs of improvements started in the third quarter of 2020 and have continued through the second quarter of 2021. However, uncertainty remains with respect to the pace of economic recovery, as well as the potential for resurgence in transmission of COVID-19 and related business closures due to the emergence of virus variants and vaccine hesistancy and refusal among various populations.
The Company expects the negative impacts of the pandemic to continue for the foreseeable future, but the degree of the impact will depend on the ability of our community hospital clients to return to normal operations and patient volume. We believe that COVID-19 has impacted, and will continue to impact, our business results in the following additional areas:
•Bookings – A decline in new business and add-on bookings as certain client purchasing decisions and projects are delayed to focus on treating patients, procuring necessary medical supplies, and managing their organization through this crisis. This decline in bookings eventually results in reduced backlog and lower subsequent revenue.
•TruBridge Revenues - Decreased levels of patient volume within our community hospital client base will negatively impact our revenues for our TruBridge service offerings as the overwhelming majority of TruBridge revenues are directly or indirectly correlated with client patient volumes. This decline in revenues will have a negative impact on gross margins and income. Although we have recently seen some improvement in TruBridge revenues, we cannot predict the potential negative impacts any COVID-19 resurgence will have on patient volumes and the resulting revenues.
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
•Travel – Associate travel restrictions reduce client-related travel, which reduces reimbursed travel revenues and lowers our costs of sales as a percent of revenues. Such restrictions also reduce non-reimbursable travel, which lowers operating expenses. While travel has begun to rebound with the easing of certain COVID-19 travel restrictions, any COVID-19 resurgence may result in the re-imposition of travel restrictions.
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

Results of Operations
During the first six months of 2021, we generated revenues of $136.5 million from the sale of our products and services, compared to $129.3 million million during the first six months of 2020, an increase of 6% that is primarily attributed to the aforementioned improvement in hospital patient volumes from the early days of the COVID-19 pandemic and the corresponding positive impact on TruBridge revenues. This increase in revenues is the primary driver behind the corresponding increase in net income, which increased by $4.4 million to $10.3 million from the first six months of 2020. Net cash provided by operating activities increased by $8.3 million, from $24.8 million during the first six months of 2020 to $33.1 million during the first six months of 2021, primarily due to the aforementioned improved profitability coupled with more cash advantageous changes in working capital.

The following table sets forth certain items included in our results of operations for the three and six months ended June 30, 2021 and 2020, expressed as a percentage of our total revenues for these periods:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
(In thousands)	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
System sales and support:
Acute Care EHR	$31,562	46.1%	$30,362	51.0%	$63,452	46.5%	$66,877	51.7%
Post-acute Care EHR	4,405	6.4%	4,362	7.3%	8,881	6.5%	9,033	7.0%
Total System sales and support	35,967	52.5%	34,724	58.3%	72,333	53.0%	75,910	58.7%
TruBridge	32,566	47.5%	24,825	41.7%	64,205	47.0%	53,396	41.3%
Total sales revenues	68,533	100.0%	59,549	100.0%	136,538	100.0%	129,306	100.0%
Costs of sales:
System sales and support:
Acute Care EHR	16,233	23.7%	14,542	24.4%	32,445	23.8%	31,801	24.6%
Post-acute Care EHR	1,216	1.8%	1,145	1.9%	2,380	1.7%	2,472	1.9%
Total System sales and support	17,449	25.5%	15,687	26.3%	34,825	25.5%	34,273	26.5%
TruBridge	17,196	25.1%	13,756	23.1%	32,975	24.2%	28,813	22.3%
Total costs of sales	34,645	50.6%	29,443	49.4%	67,800	49.7%	63,086	48.8%
Gross profit	33,888	49.4%	30,106	50.6%	68,738	50.3%	66,220	51.2%
Operating expenses:
Product development	6,469	9.4%	8,371	14.1%	14,899	10.9%	16,642	12.9%
Sales and marketing	5,312	7.8%	5,169	8.7%	10,613	7.8%	12,166	9.4%
General and administrative	10,986	16.0%	10,955	18.4%	24,135	17.7%	22,802	17.6%
Amortization of acquisition-related intangibles	3,383	4.9%	2,866	4.8%	6,440	4.7%	5,733	4.4%
Total operating expenses	26,150	38.2%	27,361	45.9%	56,087	41.1%	57,343	44.3%
Operating income	7,738	11.3%	2,745	4.6%	12,651	9.3%	8,877	6.9%
Other income (expense):
Other income	224	0.3%	(38)	(0.1)%	1,038	0.8%	324	0.3%
Loss on extinguishment of debt	—	—%	(202)	(0.3)%	—	—%	(202)	(0.2)%
Interest expense	(797)	(1.2)%	(803)	(1.3)%	(1,424)	(1.0)%	(1,982)	(1.5)%
Total other income (expense)	(573)	(0.8)%	(1,043)	(1.8)%	(386)	(0.3)%	(1,860)	(1.4)%
Income before taxes	7,165	10.5%	1,702	2.9%	12,265	9.0%	7,017	5.4%
Provision (benefit) for income taxes	1,024	1.5%	(62)	(0.1)%	1,980	1.5%	1,163	0.9%
Net income	$6,141	9.0%	$1,764	3.0%	$10,285	7.5%	$5,854	4.5%
Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020
Revenues
Total revenues for the three months ended June 30, 2021 increased by $9.0 million, or approximately 15%, compared to the three months ended June 30, 2020.

System sales and support revenues increased by $1.2 million, or 4%, compared to the second quarter of 2020. System sales and support revenues were comprised of the following during the respective periods:

	Three Months Ended June 30,
(In thousands)	2021	2020
Recurring system sales and support revenues (1)
Acute Care EHR	$26,807	$25,728
Post-acute Care EHR	4,170	3,997
Total recurring system sales and support revenues	30,977	29,725
Non-recurring system sales and support revenues (2)
Acute Care EHR	4,755	4,634
Post-acute Care EHR	235	365
Total non-recurring system sales and support revenues	4,990	4,999
Total system sales and support revenue	$35,967	$34,724

(1) Mostly comprised of support and maintenance, third-party subscriptions, and SaaS revenues.

(2) Mostly comprised of installation revenues from the sale of our acute care and post-acute care EHR solutions and related applications under a perpetual (non-subscription) licensing model.
Recurring system sales and support revenues increased by $1.3 million, or 4%, compared to the second quarter of 2020. Acute Care EHR recurring revenues increased by $1.1 million, or 4%, as attrition from the Thrive and Centriq customer base has normalized to more historical levels and our SaaS customer base has continued to grow, strengthening recurring revenues. Post-acute Care EHR recurring revenues increased by $0.2 million, or 4%, as attrition has stabilized as we continue to make technological improvements to the AHT product line.
Non-recurring system sales and support revenues remained relatively consistent at $5.0 million in each period, as Acute Care EHR non-recurring revenues increased $0.1 million while Post-acute Care EHR nonrecurring revenues decreased $0.1 million. We installed our Acute Care EHR solutions at four new hospital clients during the second quarter of 2021 (all under SaaS arrangements, resulting in revenue being recognized ratably over the contract term) compared to five new hospital clients during the second quarter of 2020 (three under a SaaS arrangement).
TruBridge revenues increased by $7.7 million, or 31%, compared to the second quarter of 2020. Our hospital clients operate in an environment typified by rising costs and increased complexity and are increasingly seeking to alleviate themselves of the ever-increasing administrative burden of operating their own business office functions. This increasing demand for services, coupled with the aforementioned impact of improving hospital patient volumes on TruBridge revenues, resulted in revenue increases of $3.3 million, or 40%, for our accounts receivable management services; $2.1 million, or 29%, for our insurance services division; and $0.4 million, or 22%, for our medical coding services. Lastly, the acquisition of TruCode in May 2021 resulted in an additional $1.5 million of revenue during the second quarter of 2021.
Costs of Sales
Total costs of sales increased by $5.2 million, or 18%, compared to the second quarter of 2020. As a percentage of total revenues, costs of sales increased slightly to 51% of revenues in the second quarter of 2021 compared to 49% of revenues in the second quarter of 2020.
Costs of Acute Care EHR system sales and support increased by $1.7 million, or 12%, compared to the second quarter of 2020, as our increased usage of vendor partnerships to fulfill customer needs increased the related costs of third-party software by $1.4 million. Additionally, the relaxing of certain travel restrictions associated with the COVID-19 pandemic resulted in an increase in associated travel costs of $0.5 million. The gross margin on Acute Care EHR system sales and support decreased to 49% in the second quarter of 2021, compared to 52% in the second quarter of 2020 as the increase in costs of sales outpaced the related increase in revenues.
Costs of Post-acute Care EHR system sales and support increased by $0.1 million, or 6%, compared to the second quarter of 2020. The gross margin on Post-acute Care EHR system sales and support decreased to 72% in the second quarter of 2021, compared to 74% in the second quarter of 2020, as slight decreases in non-recurring revenues worked in tandem with slight cost increases to decrease margins.

Our costs associated with TruBridge sales and support increased by $3.4 million, or 25%, compared to the second quarter of 2020, primarily driven by resource expansion necessitated by the growing customer base and improved patient volumes. The acquisition of TruCode in May 2021 resulted in an additional $0.6 million of costs of sales during the second quarter of 2021. The gross margin on these services increased to 47% in the second quarter of 2021, compared to 45% during the second quarter of 2020, as the growing recurring revenue base worked in tandem with operational efficiences to increase margins.
Product Development
Product development expenses consist primarily of compensation and other employee-related costs (including stock-based compensation) and infrastructure costs incurred, but not capitalized, for new product development and product enhancements. Product development costs decreased by $1.9 million, or 23%, compared to the second quarter of 2020, with the primary driver being a $2.5 million, or 166%, increase in product development labor capitalization pursuant to the aforementioned change in our method of estimating the labor costs incurred in developing software assets requiring capitalization under ASC 350-40, Internal Use Software. This increased capitalization rate was partially offset by increased amortization of the related assets and increased payroll costs associated with expanding resources. The acquisition of TruCode in May 2021 resulted in $0.2 million of additional product development expenses during the second quarter of 2021.
Sales and Marketing
Sales and marketing costs increased by $0.1 million, or 3%, compared to the second quarter of 2020, with cost savings from the aforementioned reduction-in-force offsetting much of the increased commission expenses resulting from increased revenues. The acquisition of TruCode in May 2021 resulted in $0.1 million of additional sales and marketing expenses during the second quarter of 2021.
General and Administrative
General and administrative expenses remained effectively unchanged from the second quarter of 2020 as increased transaction-related costs associated with our acquisition of TruCode were mostly offset by lowered employee benefits costs resulting from improved vacation utilization and lower severity in healthcare claims. The acquisition of TruCode in May 2021 resulted in $0.2 million of additional general and administrative expenses during the second quarter of 2021.
Amortization of Acquisition-Related Intangibles
Amortization expense associated with acquisition-related intangible assets increased by $0.5 million, or 18%, compared to the second quarter of 2020, due to changes in estimates regarding the remaining useful lives of certain of our acquired intangible assets combined with the amortization of intangibles acquired in the TruCode acquisition.
Total Operating Expenses
Total operating expenses decreased by $1.2 million, or 4%, compared to the second quarter of 2020. As a percentage of total revenues, total operating expenses decreased to 38% of revenues in the second quarter of 2021, compared to 46% in the second quarter of 2020.
Total Other Income (Expense)
Total other income (expense) improved to expense of $0.6 million during the second quarter of 2021 compared to expense of $1.0 million during the second quarter of 2020. This improvement was mostly attributable to decreased cost associated with our Rural Accountable Care Organization program due to decreased participation and the lack of any loss on extinguishment of debt during the second quarter of 2021, while the refinancing of our credit facilities during the second quarter of 2020 resulted in a loss on extinguishment of $0.2 million during the period.
Income Before Taxes
As a result of the foregoing factors, income before taxes increased by $5.5 million in the second quarter of 2021 compared to the second quarter of 2020.

Provision for Income Taxes
Our effective tax rate for the three months ended June 30, 2021 increased to an expense of 14.3% from a benefit of 3.6% during the three months ended June 30, 2020. During the second quarter of 2020, we increased our estimates related to research and development (“R&D”) tax credits, resulting in a benefit to the effective tax rate that exceeded the related benefit during the second quarter of 2021 by 34.7%. The decreased rate impact of R&D tax credits during the second quarter of 2021 was partially offset by increased rate impacts related to tax windfalls related to stock-based compensation and changes in various state effective tax rates.
Net Income
Net income for the second quarter of 2021 increased by $4.4 million to $6.1 million, or $0.42 per basic and diluted share, compared with net income of $1.8 million, or $0.12 per basic and diluted share, for the second quarter of 2020. Net income represented 9% of revenue for the second quarter of 2021, compared to 3% of revenue for the second quarter of 2020.
Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020
Revenues
Total revenues for the first six months of 2021 increased by $7.2 million, or approximately 6%, compared to the first six months of 2020.
System sales and support revenues decreased by $3.6 million, or 5%, compared to the first six months of 2020. System sales and support revenues were comprised of the following during the respective periods:

	Six Months Ended June 30,
(In thousands)	2021	2020
Recurring system sales and support revenues (1)
Acute Care EHR	$54,017	$52,166
Post-acute Care EHR	8,392	8,131
Total recurring system sales and support revenues	62,409	60,297
Non-recurring system sales and support revenues (2)
Acute Care EHR	9,435	14,711
Post-acute Care EHR	489	902
Total non-recurring system sales and support revenues	9,924	15,613
Total system sales and support revenue	$72,333	$75,910

(1) Mostly comprised of support and maintenance, third-party subscriptions, and SaaS revenues.

(2) Mostly comprised of installation revenues from the sale of our acute care and post-acute care EHR solutions and related applications under a perpetual (non-subscription) licensing model.
Recurring system sales and support revenues increased by $2.1 million, or 4%, compared to the first six months of 2020. Acute Care EHR recurring revenues increased by $1.9 million, or 4%, as attrition from the Thrive and Centriq customer base has normalized to more historical levels and our SaaS customer base has continued to grow, strengthening recurring revenues. Post-acute Care EHR recurring revenues increased by $0.3 million, or 3%, as attrition has stabilized as we continue to make technological improvements to the AHT product line.
Non-recurring system sales and support revenues decreased by $5.7 million, or 36%, compared to the first six months of 2020. Acute Care EHR non-recurring revenues decreased by $5.3 million, or 36%. We installed our Acute Care EHR solutions at nine new hospital clients during the first six months of 2021 (six of which were under a SaaS arrangement, resulting in revenue being recognized ratably over the contract term) compared to 14 new hospital clients during the first six months of 2020 (11 of which were under a SaaS arrangement). Although the number of non-SaaS new customer implementations remained relatively unchanged, the related non-recurring revenues decreased as the first six months of 2020 benefited from a high volume of late-installing applications for non-SaaS implementations that went live in prior periods. Comparatively, the continued shift in customer preference towards SaaS arrangements and the continuing impacts of COVID-19 on client purchasing and implementation plans has decreased the opportunities for such follow-on revenue activities for recent implementations.

TruBridge revenues increased by $10.8 million, or 20%, compared to the first six months of 2020. Our hospital clients operate in an environment typified by rising costs and increased complexity and are increasingly seeking to alleviate themselves of the ever-increasing administrative burden of operating their own business office functions. This increasing demand for services, coupled with the aforementioned impact of improving hospital patient volumes on TruBridge revenues, resulted in revenue increases of $5.2 million, or 28%, for our accounts receivable management services; $2.9 million, or 19%, for our insurance services division; and $0.7 million, or 17%, for our medical coding services. Lastly, the acquisition of TruCode in May 2021 resulted in an additional $1.5 million of revenue during the first six months of 2021.
Costs of Sales
Total costs of sales increased by $4.7 million, or 7%, compared to the first six months of 2020. As a percentage of total revenues, costs of sales increased slightly to 50% of revenues in the first six months of 2021 compared to 49% of revenues in the first six months of 2020.
Costs of Acute Care EHR system sales and support increased by $0.6 million, or 2%, compared to the first six months of 2020, as our increased usage of vendor partnerships to fulfill customer needs increased the related costs of third-party software by $2.3 million, which was partially offset by a decrease in hardware costs associated with the decrease in non-recurring revenues. The gross margin on Acute Care EHR system sales and support decreased to 49% in the first six months of 2021, compared to 52% in the first six months of 2020 as the increase in costs of sales worked in tandem with decreased non-recurring revenues to decrease margins.
Costs of Post-acute Care EHR system sales and support decreased by $0.1 million, or 4%, compared to the first six months of 2020, mostly as the decrease in non-recurring revenues resulted in decreased hardware costs. The gross margin on Post-acute Care EHR system sales and support remained relatively unchanged at 73% for both periods.
Our costs associated with TruBridge sales and support increased by $4.2 million, or 14%, compared to the first six months of 2020, primarily driven by resource expansion necessitated by the growing customer base and improved patient volumes. The acquisition of TruCode in May 2021 resulted in an additional $0.6 million of costs of sales during the first six months of 2021. The gross margin on these services increased to 49% in the first six months of 2021, compared to 46% during the first six months of 2020, as the growing recurring revenue base worked in tandem with operational efficiences to increase margins.
Product Development
Product development expenses consist primarily of compensation and other employee-related costs (including stock-based compensation) and infrastructure costs incurred, but not capitalized, for new product development and product enhancements. Product development costs decreased by $1.7 million, or 10%, compared to the first six months of 2020, with the primary driver being a $2.5 million, or 166%, increase in product development labor capitalization pursuant to the aforementioned change in our method of estimating the labor costs incurred in developing software assets requiring capitalization under ASC 350-40, Internal Use Software. This increased capitalization rate was partially offset by increased amortization of the related assets and increased payroll costs associated with expanding resources. The acquisition of TruCode in May 2021 resulted in $0.2 million of additional product development expenses during the first six months of 2021.
Sales and Marketing
Sales and marketing costs decreased by $1.6 million, or 13%, compared to the first six months of 2020. The aforementioned reduction-in-force combined with reduced non-recurring revenues resulted in decreased payroll and commission expenses, while travel restrictions related to COVID-19 resulted in decreased travel costs. Finally, stock compensation expense decreased due mostly to lowered expectations regarding eventual achievement of targets associated with our long-term performance share awards. The acquisition of TruCode in May 2021 resulted in $0.1 million of additional sales and marketing expenses during the first six months of 2021.
General and Administrative
General and administrative expenses increased by $1.3 million, or 6%, compared to the first six months of 2020, mostly due to $2.2 million in reduction-in-force-related severance costs in the first six months of 2021 and $0.8 million in transaction-related costs associated with our acquisition of TruCode. These increases were partially offset by decreases in employee benefits costs.

Amortization of Acquisition-Related Intangibles
Amortization expense associated with acquisition-related intangible assets increased by $0.7 million, or 12%, compared to the first six months of 2020, due to changes in estimates regarding the remaining useful lives of certain of our acquired intangible assets combined with the amortization of intangibles acquired in the TruCode acquisition.
Total Operating Expenses
Total operating expenses decreased by $1.3 million, or 2%, compared to the first six months of 2020. As a percentage of total revenues, total operating expenses decreased to 41% of revenues in the first six months of 2021, compared to 44% in the first six months of 2020.
Total Other Income (Expense)
Total other income (expense) improved to expense of $0.4 million during the first six months of 2021 compared to expense of $1.9 million during the first six months of 2020. This improvement was mostly attributable to a $0.7 million increase in interest income from our long-term financing receivables, while a decreasing interest rate environment and lowered average amounts outstanding under our long-term debt facilities resulted in a $0.6 million decrease in related interest expense.
Income Before Taxes
As a result of the foregoing factors, income before taxes increased by $5.2 million in the first six months of 2021 compared to the first six months of 2020.
Provision for Income Taxes
Our effective tax rate for the six months ended June 30, 2021 decreased to 16.1% from 16.6% for the six months ended June 30, 2020 as decreased benefits related to R&D tax credits were mostly offset by increased rate impacts related to tax windfalls related to stock-based compensation and changes in various state effective tax rates.
Net Income
Net income for the first six months of 2021 increased by $4.4 million to $10.3 million, or $0.71 per basic and $0.70 per diluted share, compared with net income of $5.9 million, or $0.41 per basic and diluted share, for the first six months of 2020. Net income represented 8% of revenue for the first six months of 2021, compared to 5% of revenue for the first six months of 2020.
Liquidity and Capital Resources
The Company’s liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during the six months ended June 30, 2021. For further discussion regarding the potential future impacts of COVID-19 and related economic conditions on the Company’s liquidity and capital resources, see “COVID-19” in this Management's Discussion and Analysis of Financial Condition and Results of Operations and Part I, "Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.
Sources of Liquidity
As of June 30, 2021, our principal sources of liquidity consisted of cash and cash equivalents of $19.1 million and our remaining borrowing capacity under the revolving credit facility of $64.0 million, compared to $12.7 million of cash and cash equivalents and $105.0 million of remaining borrowing capacity under the revolving credit facility as of December 31, 2020. In conjunction with our acquisition of HHI in January 2016, we entered into a syndicated credit agreement which provided for a $125 million term loan facility and a $50 million revolving credit facility. On June 16, 2020, we entered into an Amended and Restated Credit Agreement that increased the aggregate principal amount of our credit facilities to $185 million, which includes a $75 million term loan facility and a $110 million revolving credit facility.
As of June 30, 2021, we had $117.2 million in principal amount of indebtedness outstanding under the credit facilities. We believe that our cash and cash equivalents of $19.1 million as of June 30, 2021, the future operating cash flows of the combined entity, and our remaining borrowing capacity under the revolving credit facility of $64.0 million as of June 30, 2021, taken together, provide adequate resources to fund ongoing cash requirements for the next twelve months. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of filing of this Form 10-Q. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.
Operating Cash Flow Activities
Net cash provided by operating activities increased by $8.3 million from $24.8 million provided by operations for the six months ended June 30, 2020 to $33.1 million provided by operations for the six months ended June 30, 2021. The increase in cash flows provided by operations is primarily due to the aforementioned improved profitability combined with more advantageous changes in working capital, which was a net source of cash during the first six months of 2020 in the amount of $5.8 million, compared to a net inflow of cash during the first six months of 2021 in the amount of $9.4 million.
Investing Cash Flow Activities
Net cash used in investing activities increased by $60.1 million, with $64.6 million used in the six months ended June 30, 2021 compared to $4.5 million used during the six months ended June 30, 2020. We completed our $59.8 million acquisition of TruCode during the second quarter of 2021. Cash outflows for purchases of property and equipment decreased from $3.0 million in the first six months of 2020 to $0.7 million during the first six months of 2021. The decrease is mostly due to the addition of a West Coast data center to enhance our remote hosting capabilities in 2020 without similar capital expenditures during the first three months of 2021. Lastly, cash outflows related to capitalized internal software development efforts increased by $2.6 million due to the aforementioned change in methodology for estimating labor costs eligible for capitalization.
Financing Cash Flow Activities
During the six months ended June 30, 2021, our financing activities were a net source cash in the amount of $37.9 million, as $61.0 million in borrowings from our revolving line of credit were offset by long-term debt principal payments of $21.9 million and $1.2 million used to repurchase shares of our common stock, which are treated as treasury stock. Financing activities used $9.0 million during the six months ended June 30, 2020, primarily due to $6.1 million net paid in long-term debt principal and $2.9 million cash paid in dividends.
On September 4, 2020, our Board of Directors approved a stock repurchase program to repurchase up to $30.0 million in aggregate amount of the Company's outstanding shares of common stock through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. These shares may be purchased from time to time over a two-year period depending upon market conditions. Our ability to repurchase shares is subject to compliance with the terms of our Amended and Restated Credit Agreement. Concurrent with the authorization of this stock repurchase program, the Board of Directors opted to indefinitely suspend all quarterly dividends.
Credit Agreement
As of June 30, 2021, we had $71.3 million in principal amount outstanding under the term loan facility and $46 million in principal amount outstanding under the revolving credit facility. Each of our credit facilities continues to bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted LIBOR rate for the relevant interest period, subject to a floor of 0.50%, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate, subject to the aforementioned floor, plus one percent per annum, or (3) a combination of (1) and (2). The applicable margin range for LIBOR loans and the letter of credit fee ranges from 1.8% to 3.0%. The applicable margin range for base rate loans ranges from 0.8% to 2.0%, in each case based on the Company's consolidated net leverage ratio.
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

The Amended and Restated Credit Agreement provides incremental facility capacity of $50 million, subject to certain conditions. The Amended and Restated Credit Agreement includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated net leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. The Amended and Restated Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio of 1.25:1.00 throughout the duration of such agreement. Under the Amended and Restated Credit Agreement, the Company is required to comply with a maximum consolidated net leverage ratio of 3.50:1.00. The Amended and Restated Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default. We believe that we were in compliance with the covenants contained in such agreement as of June 30, 2021.
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
Backlog
Backlog consists of revenues we reasonably expect to recognize over the next twelve months under all existing contracts, including those with remaining performance obligations that have original expected durations of one year or less and those with fees that are variable in which we estimate future revenues. The revenues to be recognized may relate to a combination of one-time fees for system sales and recurring fees for support and maintenance and TruBridge services. As of June 30, 2021, we had a twelve-month backlog of approximately $8 million in connection with non-recurring system purchases and approximately $259 million in connection with recurring payments under support and maintenance, Cloud EHR contracts, and TruBridge services. As of June 30, 2020, we had a twelve-month backlog of approximately $14 million in connection with non-recurring system purchases and approximately $220 million in connection with recurring payments under support and maintenance and TruBridge services.
Bookings
Bookings is a key operational metric used by management to assess the relative success of our sales generation efforts, and were as follows for the six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
System sales and support (1)
Acute Care EHR	$9,697	$11,933	$15,139	$20,852
Post-acute Care EHR	605	2,166	1,253	3,079
Total system sales and support	10,302	14,099	16,392	23,931

TruBridge (2)	6,249	5,905	8,936	15,416

Total bookings	$16,551	$20,004	$25,328	$39,347

(1) Generally calculated as the total contract price (for system sales) and annualized contract value (for support).
(2) Generally calculated as the total contract price (for non-recurring, project-related amounts) and annualized contract value (for recurring amounts).
Bookings for each of our operating segments experienced significant decreases compared to nearly all comparable three and six-month periods. Acute Care EHR bookings decreased $2.2 million, or 19%, compared to the second quarter of 2020 and $5.7 million, or 27%, compared to the first six months of 2020. Post-acute Care EHR bookings decreased $1.6 million, or 72%, compared to the second quarter of 2020 and $1.8 million, or 59%, compared to the first six months of 2020. TruBridge bookings increased $0.3 million, or 6%, compared to the second quarter of 2020 and decreased $6.5 million, or 42%, compared to the first six months of 2020. Sales activities during the first six months of 2021 suffered from a number of incremental headwinds, chief among them being (a) COVID-19 related distractions, including increased infection rates for certain geographies and widespread focus on eventual vaccine rollouts, (b) reorganization transitions related to our February 2021 reduction-in-force, and (c) lower-value regulatory purchases disproportionately dominated sales discussions and resources. We view these incremental headwinds as being temporary delays in decision-making and not reflective of a diminished overall market opportunity.

Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements, as defined by Item 303(a)(4) of SEC Regulation S-K, as of June 30, 2021.
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
In our Annual Report on Form 10-K for the year ended December 31, 2020, we identified our critical accounting polices related to revenue recognition, allowance for credit losses, estimates, and business combinations, including purchased intangible assets. During the second quarter of 2021, the we elected to change our method of estimating the labor costs incurred in developing software assets requiring capitalization under ASC 350-40, Internal Use Software. Prior to this change, we estimated the associated labor costs using an estimated time-equivalent for workload metrics commonly utilized within agile software development environments. With this change, we now estimate these labor costs using the distribution of these agile workload metrics between capitalizable and non-capitalizable units of work. We believe this change is preferable as the new methodology better estimates capitalizable labor costs and is consistent with industry best practices. We have determined that this change is a change in accounting estimate effected by a change in accounting principle and, as such, has been accounted for on a prospective basis.
Aside from the addition of our accounting estimates related to capitalization of software development costs and related policies as a critical accounting policy and estimate, there have been no significant changes to these critical accounting policies during the six months ended June 30, 2021.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk relates primarily to the potential change in the British Bankers Association London Interbank Offered Rate ("LIBOR"). We had $117.3 million of outstanding borrowings under our credit facilities with Regions Bank at June 30, 2021. The term loan facility and revolving credit facility bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted LIBOR rate for the relevant interest period, subject to a floor of 0.50%, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate, subject to the aforementioned floor, plus one percent per annum, or (3) a combination of (1) and (2). Accordingly, we are exposed to fluctuations in interest rates on borrowings under the credit facilities. A one hundred basis point change in interest rate on our borrowings outstanding as of June 30, 2021 would result in a change in interest expense of approximately $1.2 million annually.
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
Changes in Internal Control over Financial Reporting
On May 12, 2021, we acquired TruCode, as further described in Note 4 of the notes to the condensed consolidated financial statements. We continue to integrate policies, processes, people, technology, and operations for our combined operations, and we will continue to evaluate the impact of any related changes to internal control over financial reporting during the fiscal year. There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Equity Securities

The following table provides information about our repurchases of common stock during the three months ended June 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
Beginning of Period				$28,343,267
April 1, 2021 - April 30, 2021	5,331	$29.77	5,331	28,184,550
May 1, 2021 - May 31, 2021	—	0	—	28,184,550
June 1, 2021 - June 30, 2021	—	0	—	$28,184,550
Total	5,331	$29.77	5,331
(1) Shares purchased during the three months ended June 30, 2021 pursuant to our previously announced stock repurchase program.
(2) On September 4, 2020, our Board of Directors approved a stock repurchase program under which we may repurchase up to $30.0 million of our common stock through September 3, 2022. Any future stock repurchase transactions may be made through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Ace of 1934, as amended.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

2.1
Membership Interest Purchase Agreement, dated May 12, 2021, by and among Computer Programs and Systems, Inc., TruCode LLC, the Sellers named therein, and the Sellers' Representative (filed as Exhibit 2.1 to CPSI's Current Report on Form 8-K dated May 12, 2021 and incorporated herein by reference)

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3 to CPSI’s Current Report on Form 8-K dated October 28, 2013 and incorporated herein by reference)

3.3	Amendment to Amended and Restated Bylaws (filed as Exhibit 3.1 to CPSI's Current Report on Form 8-K dated January 22, 2019 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Form 10-Q for the period ended June 30, 2021

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER PROGRAMS AND SYSTEMS, INC.

8/6/2021	By:	/s/ J. Boyd Douglas
J. Boyd Douglas
President and Chief Executive Officer

8/6/2021	By:	/s/ Matt J. Chambless
Matt J. Chambless
Chief Financial Officer