Form 10-Q
period 2021-09-30
COMPUTER PROGRAMS & SYSTEMS INC
filed 2021-11-09
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 8, 2021, there were 14,648,442 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.
Quarterly Report on Form 10-Q
(For the three and nine months ended September 30, 2021)

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$17,114	$12,671
Accounts receivable (net of allowance for expected credit losses of $1,604 and $1,701, respectively)	30,542	32,414
Financing receivables, current portion, net (net of allowance for expected credit losses of $364 and $541, respectively)	7,277	10,821
Inventories	1,151	1,084
Prepaid income taxes	4,056	1,789
Prepaid expenses and other	10,837	8,365
Total current assets	70,977	67,144
Property and equipment, net	12,100	13,139
Software development costs, net	9,130	3,210
Operating lease assets	7,424	6,610
Financing receivables, net of current portion (net of allowance for expected credit losses of $465 and $948, respectively)	8,471	11,477
Other assets, net of current portion	3,209	2,787
Intangible assets, net	98,875	71,689
Goodwill	177,196	150,216
Total assets	$387,382	$326,272
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,454	$7,716
Current portion of long-term debt	3,926	3,457
Deferred revenue	10,844	8,130
Accrued vacation	5,145	5,353
Other accrued liabilities	16,245	12,786
Total current liabilities	41,614	37,442
Long-term debt, net of current portion	111,298	73,360
Operating lease liabilities, net of current portion	5,800	5,092
Deferred tax liabilities	12,684	10,378
Total liabilities	171,396	126,272
Stockholders’ equity:
Common stock, $0.001 par value; 30,000 shares authorized; 14,734 and 14,511 shares issued and outstanding, respectively	15	15
Additional paid-in capital	185,801	181,622
Retained earnings	32,653	19,624
Treasury stock, 86 shares and 47 shares, respectively	(2,483)	(1,261)
Total stockholders’ equity	215,986	200,000
Total liabilities and stockholders’ equity	$387,382	$326,272
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales revenues:
System sales and support	$35,560	$40,388	$107,893	$116,297
TruBridge	34,531	27,945	98,736	81,342
Total sales revenues	70,091	68,333	206,629	197,639
Costs of sales:
System sales and support	17,425	17,628	52,250	51,901
TruBridge	17,377	15,287	50,349	44,100
Total costs of sales	34,802	32,915	102,599	96,001
Gross profit	35,289	35,418	104,030	101,638
Operating expenses:
Product development	7,700	8,549	22,598	25,190
Sales and marketing	5,200	6,359	15,813	18,526
General and administrative	14,184	11,440	38,322	34,242
Amortization of acquisition-related intangibles	3,674	2,866	10,114	8,599
Total operating expenses	30,758	29,214	86,847	86,557
Operating income	4,531	6,204	17,183	15,081
Other income (expense):
Other income	123	916	1,160	1,241
Loss on extinguishment of debt	—	—	—	(202)
Interest expense	(825)	(850)	(2,249)	(2,832)
Total other income (expense)	(702)	66	(1,089)	(1,793)
Income before taxes	3,829	6,270	16,094	13,288
Provision for income taxes	1,085	1,002	3,065	2,165
Net income	$2,744	$5,268	$13,029	$11,123
Net income per common share—basic	$0.19	$0.36	$0.89	$0.77
Net income per common share—diluted	$0.19	$0.36	$0.89	$0.77
Weighted average shares outstanding used in per common share computations:
Basic	14,334	14,095	14,276	14,022
Diluted	14,343	14,095	14,303	14,022
Dividends declared per common share	$—	$0.10	$—	$0.30
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity

	Shares	Amount
Three Months Ended September 30, 2021 and 2020:
Balance at June 30, 2021	14,734	$15	$184,101	$29,909	$(2,483)	$211,542
Net income	—	—	—	2,744	—	2,744
Stock-based compensation	—	—	1,700	—	—	1,700
Balance at September 30, 2021	14,734	$15	$185,801	$32,653	$(2,483)	$215,986

Balance at June 30, 2020	14,512	$15	$178,227	$12,683	$—	$190,925
Net income	—	—	—	5,268	—	5,268
Stock-based compensation	—	—	1,564	—	—	1,564
Dividends	—	—	—	(1,451)	—	(1,451)
Balance at September 30, 2020	14,512	$15	$179,791	$16,500	$—	$196,306

Nine Months Ended September 30, 2021 and 2020:
Balance at December 31, 2020	14,511	$15	$181,622	$19,624	$(1,261)	$200,000
Net income	—	—	—	13,029	—	13,029
Issuance of restricted stock	229	—	—	—	—	—
Forfeiture of restricted stock	(6)	—	—	—	—	—
Stock-based compensation	—	—	4,179	—	—	4,179
Treasury stock acquired	—	—	—	—	(1,222)	(1,222)
Balance at September 30, 2021	14,734	$15	$185,801	$32,653	$(2,483)	$215,986

Balance at December 31, 2019	14,356	$14	$174,618	$9,715	$—	$184,347
Net income	—	—	—	11,123	—	11,123
Issuance of restricted stock	156	1	(1)	—	—	—
Stock-based compensation	—	—	5,174	—	—	5,174
Dividends	—	—	—	(4,338)	—	(4,338)
Balance at September 30, 2020	14,512	$15	$179,791	$16,500	$—	$196,306
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating Activities:
Net income	$13,029	$11,123
Adjustments to net income:
Provision for credit losses	2,080	2,695
Deferred taxes	2,306	1,060
Stock-based compensation	4,179	5,174
Depreciation	1,641	1,334
Amortization of acquisition-related intangibles	10,114	8,599
Amortization of software development costs	527	79
Amortization of deferred finance costs	220	242
Loss on extinguishment of debt	—	202
Loss on disposal of PP&E	313	—
Changes in operating assets and liabilities:
Accounts receivable	1,304	3,490
Financing receivables	5,962	2,701
Inventories	(67)	136
Prepaid expenses and other	(2,892)	(1,765)
Accounts payable	(2,723)	(817)
Deferred revenue	1,414	(1,174)
Other liabilities	(666)	553
Prepaid income taxes	(2,267)	(651)
Net cash provided by operating activities	34,474	32,981
Investing Activities:
Purchase of business, net of cash acquired	(59,634)	—
Investment in software development	(6,447)	(2,356)
Purchase of property and equipment	(915)	(3,241)
Net cash used in investing activities	(66,996)	(5,597)
Financing Activities:
Dividends paid	—	(4,338)
Proceeds from long-term debt	—	67
Payments of long-term debt principal	(2,813)	(3,132)
Proceeds from revolving line of credit	61,000	—
Payments of revolving line of credit	(20,000)	(15,561)
Treasury stock purchases	(1,222)	—
Net cash provided by (used in) financing activities	36,965	(22,964)
Increase in cash and cash equivalents	4,443	4,420
Cash and cash equivalents at beginning of period	12,671	7,357
Cash and cash equivalents at end of period	$17,114	$11,777
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,979	$2,588
Cash paid for income taxes, net of refund	$3,116	$1,756
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
System Sales and Support
The Company enters into contractual obligations to sell perpetual software licenses, installation, conversion, training, hardware and software application support and hardware maintenance services to acute care community hospitals and post-acute care providers.
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
The following table details deferred revenue for the nine months ended September 30, 2021 and 2020, included in the condensed consolidated balance sheets:

(In thousands)	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Beginning balance	$8,130	$8,628
Deferred revenue recorded	16,886	13,633
Deferred revenue acquired	1,300	—
Less deferred revenue recognized as revenue	(15,472)	(14,807)
Ending balance	$10,844	$7,454
The deferred revenue recorded during the nine months ended September 30, 2021 is comprised primarily of the annual renewals of certain software subscriptions billed during the first quarter of each year and deposits collected for future EHR installations. The deferred revenue recognized as revenue during the nine months ended September 30, 2021 and 2020 is comprised primarily of the periodic recognition of annual renewals that were deferred until earned and deposits for future EHR installations that were deferred until earned.
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
The following table details costs to obtain and fulfill contracts with customers for the nine months ended September 30, 2021 and 2020, included in the condensed consolidated balance sheets:

(In thousands)	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Beginning balance	$5,992	$4,440
Costs to obtain and fulfill contracts capitalized	4,719	4,839
Less costs to obtain and fulfill contracts recognized as expense	(4,441)	(4,044)
Ending balance	$6,270	$5,235
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

Consideration for the acquisition included cash (net of cash of the acquired entity) of $59.6 million (inclusive of sellers' transaction expenses), plus a contingent earnout payment of up to $15.0 million tied to TruCode's earnings before interest, tax, depreciation, and amortization ("EBITDA") (subject to certain pro-forma adjustments) for the twelve-month period concluding on the anniversary date of the acquisition. During 2021, we have incurred approximately $0.9 million of pre-tax acquisition costs in connection with the acquisition of TruCode. Acquisition costs are included in general and administrative expenses in our consolidated statements of income.

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

The preliminary allocation of the purchase price paid for TruCode as of September 30, 2021 was as follows:

(In thousands)	Purchase Price Allocation
Acquired cash	$4,249
Accounts receivable	924
Prepaid expenses	2
Intangible assets	37,300
Goodwill	26,980
Accounts payable and accrued liabilities	(1,772)
Contingent consideration	(2,500)
Deferred revenue	(1,300)
Net assets acquired	$63,883
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

Our condensed consolidated statement of operations for the three and nine months ended September 30, 2021 includes revenues of approximately $2.6 million and $4.1 million, respectively, and pre-tax net income of approximately $1.4 million and $1.8 million, respectively, attributed to the acquired business since the May 12, 2021 acquisition date.

The following unaudited pro forma revenue, net income and earnings per share amounts for the three and nine months ended September 30, 2021 and 2020 give effect to the TruCode acquisition as if it had been completed on January 1, 2020. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of what the operating results actually would have been during the periods presented had the TruCode acquisition been completed during the periods presented. In addition, the unaudited pro forma financial information does not purport to project future operating results. The pro forma information does not fully reflect: (1) any anticipated synergies (or costs to achieve synergies) or (2) the impact of non-recurring items directly related to the TruCode acquisition.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2021	2020	2021	2020
Pro forma revenues	$70,478	$71,177	$212,449	$205,732
Pro forma net income	$3,115	$5,378	$15,060	$11,181
Pro forma diluted earnings per share	$0.22	$0.37	$1.03	$0.76

Pro forma net income was calculated by adjusting the results for the applicable period to reflect (i) the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied on January 1, 2020 and (ii) adjustments to amortized revenue during fiscal 2021 and 2020 as a result of the acquisition date valuation of assumed deferred revenue.

5. PROPERTY AND EQUIPMENT
Property and equipment, net was comprised of the following at September 30, 2021 and December 31, 2020:

(In thousands)	September 30, 2021	December 31, 2020
Land	$2,848	$2,848
Buildings and improvements	8,269	8,242
Computer equipment	7,863	7,144
Leasehold improvements	783	1,283
Office furniture and fixtures	682	829
Automobiles	18	18
Property and equipment, gross	20,463	20,364
Less: accumulated depreciation	(8,363)	(7,225)
Property and equipment, net	$12,100	$13,139

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
During the second quarter of 2021, our ongoing monitoring activities associated with the capitalization of software development costs and the related correlation between capitalization rates and operational metrics designed to reflect the distribution of work revealed that our then-current labor capitalization methodology did not fully reflect all of the critical activities necessary to develop software assets. Consequently, during the second quarter of 2021, we elected to change our method of estimating the labor costs incurred in developing software assets. Prior to this change, we estimated the associated labor costs using an estimated time-equivalent for workload metrics commonly utilized within agile software development environments. With this change, we now estimate these labor costs using the distribution of these agile workload metrics between capitalizable and non-capitalizable units of work. We believe this change is preferable as the new methodology better estimates capitalizable labor costs and is consistent with industry best practices. We have determined that this change in accounting for software development costs is a change in accounting estimate effected by a change in accounting principle and, as such, has been accounted for on a prospective basis. In connection with this change, we capitalized software development costs of $2.4 million and $6.5 million during the three and nine months ended September 30, 2021, respectively. We estimate that the effect of this change was to increase capitalized amounts by approximately $1.1 million and $3.0 million for the three and nine months ended September 30, 2021, respectively, with a corresponding decrease to product development costs.
Software development costs, net was comprised of the following at September 30, 2021 and December 31, 2020:

(In thousands)	September 30, 2021	December 31, 2020
Software development costs	$9,774	$3,328
Less: accumulated amortization	(644)	(118)
Software development costs, net	$9,130	$3,210

7.     OTHER ACCRUED LIABILITIES
Other accrued liabilities was comprised of the following at September 30, 2021 and December 31, 2020:

(In thousands)	September 30, 2021	December 31, 2020
Salaries and benefits	$7,364	$7,876
Severance	506	25
Commissions	875	1,040
Self-insurance reserves	1,730	1,776
Contingent consideration	2,500	—
Other	1,646	551
Operating lease liabilities, current portion	1,624	1,518
Other accrued liabilities	$16,245	$12,786

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

The following is a calculation of the basic and diluted EPS for the Company's common stock, including a reconciliation between net income and net income attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2021	2020	2021	2020
Net income	$2,744	$5,268	$13,029	$11,123
Less: Net income attributable to participating securities	(59)	(151)	(293)	(338)
Net income attributable to common stockholders	$2,685	$5,117	$12,736	$10,785

Weighted average shares outstanding used in basic per common share computations	14,334	14,095	14,276	14,022
Add: Dilutive potential common shares	9	—	27	—
Weighted average shares outstanding used in diluted per common share computations	14,343	14,095	14,303	14,022

Basic EPS	$0.19	$0.36	$0.89	$0.77
Diluted EPS	$0.19	$0.36	$0.89	$0.77
During 2019, 2020, and 2021, performance share awards were granted to certain executive officers and key employees of the Company that will result in the issuance of common stock if the predefined performance criteria are met. The awards provide for an aggregate target of 249,952 shares, of which 8,897 and 26,601 have been included in the calculation of diluted EPS for the three and nine months ended September 30, 2021, respectively. The remaining shares have been excluded from the calculation of diluted EPS because the related threshold award performance levels have not been achieved as of September 30, 2021. See Note 10 - Stock-Based Compensation and Equity for more information.

9.     INCOME TAXES
The Company determines the tax provision for interim periods using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.
Our effective tax rate for the three months ended September 30, 2021 increased to an expense of 28.3% from an expense of 16.0% for the three months ended September 30, 2020, due primarily to changes in the Company's periodic provision-to-return adjustments. Such adjustments increased our effective tax rate by 6.1% during the third quarter of 2021 and benefited our effective tax rate by 3.7% during the third quarter of 2020.
Our effective tax rate for the nine months ended September 30, 2021 increased to 19.0% from 16.3% for the nine months ended September 30, 2020, primarily due to decreased expectations related to expenditures qualifying for research and development ("R&D") tax credits.

10.   STOCK-BASED COMPENSATION AND EQUITY
Stock-based compensation expense is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee's or non-employee director's requisite service period.

The following table details total stock-based compensation expense for the three and nine months ended September 30, 2021 and 2020, included in the condensed consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Costs of sales	$311	$321	$793	$1,100
Operating expenses	1,389	1,243	3,386	4,074
Pre-tax stock-based compensation expense	1,700	1,564	4,179	5,174
Less: income tax effect	(374)	(344)	(919)	(1,138)
Net stock-based compensation expense	$1,326	$1,220	$3,260	$4,036
The Company's stock-based compensation awards are in the form of restricted stock and performance share awards granted pursuant to the Company's Amended and Restated 2014 Incentive Plan and 2019 Incentive Plan, as amended (the "Plans"). As of September 30, 2021, there was $9.0 million of unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the Plans, which is expected to be recognized over a weighted-average period of 2.1 years.
Restricted Stock
The Company grants restricted stock to executive officers, certain key employees and non-employee directors under the Plans with the fair value of the awards representing the fair value of the common stock on the date the restricted stock is granted. Shares of restricted stock generally vest in equal annual installments over the applicable vesting period, which ranges from one to three years. The Company records expenses for these grants on a straight-line basis over the applicable vesting periods. Shares of restricted stock have also been issued pursuant to the settlement of performance share awards with one-year performance periods, for which the Company records expenses in the manner described in the "Performance Share Awards" section below. Although no such one-year performance share awards were granted during the nine months ended September 30, 2021, shares issued pursuant to past one-year performance share awards are still subject to vesting.
A summary of restricted stock activity (including shares of restricted stock issued pursuant to the settlement of performance share awards) under the Plans during the nine months ended September 30, 2021 and 2020 is as follows:

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Shares	Weighted-Average Grant Date Fair Value Per Share	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested restricted stock outstanding at beginning of period	412,967	$28.87	525,859	$30.51
Granted	153,700	31.22	136,771	26.16
Performance share awards settled through the issuance of restricted stock	—	—	19,678	30.15
Vested	(245,455)	29.16	(265,518)	30.85
Forfeited	(6,329)	29.10	—	—
Unvested restricted stock outstanding at end of period	314,883	$29.79	416,790	$28.85
Performance Share Awards
The Company granted performance share awards to executive officers and certain key employees under the Amended and Restated 2014 Incentive Plan prior to 2019 and under the 2019 Incentive Plan, as amended, beginning in 2019. The number of shares of common stock earned and issuable under each award is determined at the end of a one-year or three-year performance period, based on the Company's achievement of performance goals predetermined by the Compensation Committee of the Board of Directors at the time of grant. The three-year performance share awards include a modifier to the total number of shares earned based on the Company's total shareholder return ("TSR") compared to an industry index. If certain levels of the performance objective are met, the award results in the issuance of shares of restricted stock or common stock corresponding to such level. One-year performance share awards are then subject to time-based vesting pursuant to which the shares of restricted stock vest in equal annual installments over the applicable vesting period, which is generally three years. Three-year performance share awards that result in the issuance of shares of common stock are not subject to time-based vesting at the conclusion of the three-year performance period.
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
A summary of performance share award activity under the Plans during the nine months ended September 30, 2021 and 2020 is as follows, based on the target award amounts set forth in the performance share award agreements:

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Shares	Weighted-Average Grant Date Fair Value Per Share	Shares	Weighted-Average Grant Date Fair Value Per Share
Performance share awards outstanding at beginning of period	252,852	$29.27	200,709	$30.75
Granted	93,444	31.26	107,298	26.96
Adjusted for actual performance, net of forfeitures	(20,373)	29.92	(35,477)	30.15
Performance share awards settled through the issuance of restricted stock	—	—	(19,678)	30.15
Vested	(75,971)	30.50	—	—
Performance share awards outstanding at end of period	249,952	$29.59	252,852	$29.27

Stock Repurchases
On September 4, 2020, our Board of Directors approved a stock repurchase program under which we may repurchase up to $30.0 million of our common stock through September 3, 2022. We repurchased 17,387 shares during the nine months ended September 30, 2021 and no shares during the nine months ended September 30, 2020. The approximate dollar value of shares that may yet be repurchased under the stock repurchase program was $28.2 million as of September 30, 2021. Any future stock repurchase transactions may be made through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Any repurchase activity will depend on many factors, such as the availability of shares of our common stock, general market conditions, the trading price of our common stock, alternative uses for capital, the Company’s financial performance, compliance with the terms of our Amended and Restated Credit Agreement and other factors. Concurrent with the authorization of this stock repurchase program, the Board of Directors opted to indefinitely suspend all quarterly dividends.
In addition to shares repurchased under the approved stock repurchase program, we purchased 21,444 shares during the nine months ended September 30, 2021 to fund required tax withholdings related to the vesting of restricted stock. Shares withheld to cover required tax withholdings related to the vesting of restricted stock do not reduce our total share repurchase authority.

11.   FINANCING RECEIVABLES
Short-Term Payment Plans
The Company provides fixed monthly payment arrangements ("short-term payment plans") over terms ranging from three to twelve months for meaningful use stage three and other add-on software installations. As a practical expedient, we do not adjust the amount of consideration recognized as revenue for the financing component as unearned income when we expect payment within one year or less. These receivables, included in the current portion of financing receivables, were comprised of the following at September 30, 2021 and December 31, 2020:

(In thousands)	September 30, 2021	December 31, 2020
Short-term payment plans, gross	$225	$1,973
Less: allowance for losses	(11)	(99)
Short-term payment plans, net	$214	$1,874

The significant decrease in short-term payment plan balances during the nine months ended September 30, 2021 is primarily the result of a small number of customer receivables existing as of December 31, 2020 that have since been fully collected or otherwise satisfied. This decrease is not indicative of any underlying trends within our business, and merely reflect customary negotiations and subsequent collections of certain customer balances.
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
The significant decrease in long-term financing arrangement balances during the nine months ended September 30, 2021is primarily a result of evolving customer licensing preferences coupled with collections of previously outstanding amounts. Historically, perpetual licenses were the predominant licensing model for new Acute Care EHR customer installations, comprising approximately 75% of such installations during 2016. Customers acquiring our technology solutions under this licensing model frequently opted for our long-term self-financing option, giving rise to a significant accumulation of long-term financing arrangement balances in prior periods. During the intervening years, this customer license preference has shifted dramatically towards SaaS arrangements, which accounted for approximately 70% of 2020 new Acute Care EHR installations and approximately 60% of such activity during the nine months ended September 30, 2021. By nature of the revenue recognition requirements for SaaS arrangements coupled with recurring monthly payments, these arrangements do not give rise to long-term financing arrangements.

The components of these receivables were as follows at September 30, 2021 and December 31, 2020:

(In thousands)	September 30, 2021	December 31, 2020
Long-term financing arrangements, gross	$17,952	$24,082
Less: allowance for expected credit losses	(818)	(1,390)
Less: unearned income	(1,600)	(2,268)
Long-term financing arrangements, net	$15,534	$20,424
Future minimum payments to be received subsequent to September 30, 2021 are as follows:

(In thousands)
Years Ending December 31,
2021	$4,542
2022	6,013
2023	3,924
2024	2,393
2025	948
Thereafter	132
Total minimum payments to be received	17,952
Less: allowance for expected credit losses	(818)
Less: unearned income	(1,600)
Receivables, net	$15,534

Credit Quality of Financing Receivables and Allowance for Expected Credit Losses
The following table is a roll-forward of the allowance for expected credit losses for the nine months ended September 30, 2021 and year ended December 31, 2020:

(In thousands)	Balance at Beginning of Period	Provision	Charge-offs	Recoveries	Balance at End of Period
September 30, 2021	$1,489	$588	$(1,248)	$—	$829
December 31, 2020	$2,971	$1,632	$(3,114)	$—	$1,489
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

Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. To facilitate customer collection and credit monitoring efforts, financing receivable amounts are invoiced and reclassified to trade accounts receivable when they become due, with all invoiced amounts placed on nonaccrual status. As a result, all past due amounts related to the Company’s financing receivables are included in trade accounts receivable in the accompanying condensed consolidated balance sheets. The following is an analysis of the age of financing receivables amounts (excluding short-term payment plans) that have been reclassified to trade accounts receivable and were past due as of September 30, 2021 and December 31, 2020:

(In thousands)	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due
September 30, 2021	$982	$56	$148	$1,186
December 31, 2020	$1,270	$227	$672	$2,169
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

(In thousands)	September 30, 2021	December 31, 2020
Stratification of uninvoiced client financing receivables based on aging of related trade accounts receivable:
Uninvoiced client financing receivables related to trade accounts receivable that are 1 to 90 Days Past Due	$9,797	$11,719
Uninvoiced client financing receivables related to trade accounts receivable that are 91 to 180 Days Past Due	680	1,092
Uninvoiced client financing receivables related to trade accounts receivable that are 181 + Days Past Due	—	2,668
Total uninvoiced client financing receivables balances of clients with a trade accounts receivable	$10,477	$15,479
Total uninvoiced client financing receivables of clients with no related trade accounts receivable	5,875	6,335
Total financing receivables with contractual maturities of one year or less	225	1,973
Less: allowance for expected credit losses	(829)	(1,489)
Total financing receivables	$15,748	$22,298

12. INTANGIBLE ASSETS AND GOODWILL
Our purchased definite-lived intangible assets as of September 30, 2021 and December 31, 2020 are summarized as follows:

	September 30, 2021
(In thousands)	Customer Relationships	Trademark	Developed Technology	Total
Gross carrying amount, beginning of period	$84,370	$11,120	$29,700	125,190
Intangible assets acquired	28,200	1,200	7,900	37,300
Accumulated amortization	(39,534)	(4,952)	(19,129)	(63,615)
Net intangible assets as of September 30, 2021	$73,036	$7,368	$18,471	$98,875
Weighted average remaining years of useful life	9	13	8	10

	December 31, 2020
(In thousands)	Customer Relationships	Trademark	Developed Technology	Total
Gross carrying amount, beginning of period	$84,370	$11,120	$29,700	$125,190
Accumulated amortization	(33,612)	(4,297)	(15,592)	(53,501)
Net intangible assets as of December 31, 2020	$50,758	$6,823	$14,108	$71,689

The following table represents the remaining amortization of definite-lived intangible assets as of September 30, 2021:

(In thousands)
For the year ended December 31,
2021	$3,672
2022	14,688
2023	12,800
2024	11,266
2025	10,950
Thereafter	45,499
Total	$98,875
The following table sets forth the change in the carrying amount of goodwill by segment for the nine months ended September 30, 2021:

(In thousands)	Acute Care EHR	Post-acute Care EHR	TruBridge	Total
Balance as of December 31, 2020	$97,095	$29,570	$23,551	$150,216
Goodwill acquired	—	—	26,980	26,980
Balance as of September 30, 2021	$97,095	$29,570	$50,531	$177,196

Goodwill is evaluated for impairment annually on October 1, or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist.

13. LONG-TERM DEBT
Long-term debt was comprised of the following at September 30, 2021 and December 31, 2020:

(In thousands)	September 30, 2021	December 31, 2020
Term loan facility	$70,312	$73,125
Revolving credit facility	46,000	5,000
Debt obligations	116,312	78,125
Less: unamortized debt issuance costs	(1,088)	(1,308)
Debt obligation, net	115,224	76,817
Less: current portion	(3,926)	(3,457)
Long-term debt	$111,298	$73,360
As of September 30, 2021, the carrying value of debt approximated the fair value due to the variable interest rate, which reflected the market rate.
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
Anticipated annual future maturities of the term loan facility and revolving credit facility are as follows as of September 30, 2021:

(In thousands)
2021	$936
2022	4,688
2023	5,625
2024	6,563
2025	98,500
Thereafter	—
$116,312
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

The Amended and Restated Credit Agreement provides incremental facility capacity of $50 million, subject to certain conditions. The Amended and Restated Credit Agreement includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated net leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. The Amended and Restated Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio of 1.25:1.00 throughout the duration of such agreement. Under the Amended and Restated Credit Agreement, the Company is required to comply with a maximum consolidated net leverage ratio of 3.50:1.00. The Amended and Restated Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default. We believe that we were in compliance with the covenants contained in such agreement as of September 30, 2021.
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
On July 28,2021, the Company terminated its lease agreement for approximately 45,000 square feet of office space in Fairhope, Alabama. Pursuant to a Termination of Lease Agreement dated July 28, 2021, the Company paid $0.9 million to the landlord as consideration for the early termination.
In connection with the lease termination, the Company derecognized the assets and liabilities associated with the operating lease and recorded a $0.3 million loss on the disposal of leasehold improvements.
Supplemental balance sheet information related to operating leases was as follows:

(In thousands)	September 30, 2021
Operating lease assets
Operating lease assets	$7,424
Operating lease liabilities
Other accrued liabilities	$1,624
Operating lease liabilities, net of current portion	5,800
Total operating lease liabilities	$7,424
Weighted average remaining lease term in years	6
Weighted average discount rate	4.6%
Because our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. We used the incremental borrowing rate on January 1, 2019, for operating leases that commenced prior to that date.

The future minimum lease payments payable under these operating leases subsequent to September 30, 2021 are as follows:

(In thousands)
2021	$409
2022	1,592
2023	1,520
2024	1,411
2025	1,202
Thereafter	2,340
Total lease payments	8,474
Less imputed interest	(1,050)
Total	$7,424
Total lease expense for the nine months ended September 30, 2021 and 2020 was $1.4 million and $1.2 million, respectively.
Total cash paid for amounts included in the measurement of lease liabilities within operating cash flows from operating leases for the nine months ended September 30, 2021 was $2.3 million.

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
As of September 30, 2021, we measured the fair value of contingent consideration that represents the potential earnout incentive for TruCode's former equity holders. We estimated the fair value of the contingent consideration based on the probability of TruCode meeting EBITDA targets (subject to certain pro-forma adjustments). We did not have any other instruments that required fair value measurement as of September 30, 2021.

The following table summarizes the carrying amounts and fair value of the contingent consideration at September 30, 2021:

		Fair Value at September 30, 2021 Using
	Carrying Amount at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	9/30/2021	(Level 1)	(Level 2)	(Level 3)
Description
Contingent consideration	$2,500	$—	$—	$2,500
Total	$2,500	$—	$—	$2,500
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

The following table presents a summary of the revenues and gross profits of our three operating segments for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Revenues:
Acute Care EHR
Recurring revenue	$26,776	$26,421	$80,792	$78,586
Non-recurring revenue	4,350	9,502	13,786	24,213
Total Acute Care EHR revenue	31,126	35,923	94,578	102,799
Post-acute Care EHR
Recurring revenue	4,010	4,026	12,402	12,157
Non-recurring revenue	424	439	913	1,341
Total Post-acute Care EHR revenue	4,434	4,465	13,315	13,498
TruBridge	34,531	27,945	98,736	81,342
Total revenues	$70,091	$68,333	$206,629	$197,639

Cost of sales:
Acute Care EHR	$16,200	$16,488	$48,645	$48,288
Post-acute Care EHR	1,225	1,140	3,605	3,613
TruBridge	17,377	15,287	50,349	44,100
Total cost of sales	$34,802	$32,915	$102,599	$96,001

Gross profit:
Acute Care EHR	$14,926	$19,435	$45,933	$54,511
Post-acute Care EHR	3,209	3,325	9,710	9,885
TruBridge	17,154	12,658	48,387	37,242
Total gross profit	$35,289	$35,418	$104,030	$101,638

Corporate operating expenses	$(30,758)	$(29,214)	$(86,847)	$(86,557)
Other income	123	916	1,160	1,241
Loss on extinguishment of debt	—	—	—	(202)
Interest expense	(825)	(850)	(2,249)	(2,832)
Income before taxes	$3,829	$6,270	$16,094	$13,288

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

The COVID-19 pandemic has caused, and is continuing to cause, severe economic, market and other disruptions to the U.S. and global economies. The Company began experiencing adverse business conditions beginning in the latter half of March 2020, which have persisted through the date of this report, including our results of operations for the three and nine months ended September 30, 2021. Most notably:
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

Despite these adverse business conditions, the pandemic has had a muted impact on our financial condition as of September 30, 2021. However, the ultimate impact of COVID-19 on our operations and financial performance in future periods remains uncertain and will depend on future pandemic related developments, including the duration of the pandemic, any potential subsequent waves of COVID-19 infection, emergence of new variants, the effectiveness, distribution, and acceptance of COVID-19 vaccines, and related government actions to prevent and manage disease spread, all of which are uncertain and cannot be predicted. Consequently, the ongoing pandemic could result in a material impact to the Company’s future financial position, results of operations, cash flows and liquidity.

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
We determine retention rates by reference to the amount of beginning-of-period Acute Care EHR recurring revenues that have not been lost due to customer attrition from our production environment customer base. Production environment customers are those that are using our applications to document live patient encounters, as opposed to legacy environment customers that have view-only access to historical patient records. Historically, these retention rates had consistently remained in the mid-to-high 90th percentile ranges. However, fiscal years 2017 through 2019 saw retention rates decrease to the low 90th percentile ranges due to, among other factors, (i) post-acquisition customer concerns regarding our long-term commitment to the Centriq platform, acquired in January 2016, (ii) an intensified competitive market, primarily due to aggressive pricing and marketing by a highly disruptive new entrant into the Acute Care EHR marketplace, and (iii) the announced sunset of the Classic platform, also acquired in January 2016. During 2020 and through the third quarter of 2021, retention rates returned to the mid-90th percentile ranges, as (i) the lingering effects of the Centriq acquisition continue to abate, (ii) the competitive environment continues to normalize as the aforementioned disruptive new entrant into this market has since departed the market altogether, and (iii) the Classic platform was sunset in the fourth quarter of 2019, with all related customers having either changed EHR vendors or migrated to one of our EHR solutions.

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
Although the overwhelming majority of our historical installations have been under a perpetual license model, the dramatic shift in customer preferences to a SaaS license model continued in 2020, with 68% of the year's new acute care EHR installations being performed in a SaaS model, compared to 43% in 2019 and only 12% in 2018. This shift in customer preference toward the SaaS license model has continued into 2021, representing approximately 60% of our acute care EHR installations this year to date. These SaaS offerings are becoming increasingly attractive to our clients because this configuration allows them to obtain access to advanced software products without a significant initial capital outlay. We expect this trend to continue for the foreseeable future, with the resulting impact on the Company’s financial statements being reduced system sales revenues in the period of installation in exchange for increased recurring periodic revenues (reflected in system sales and support revenues) over the term of the SaaS arrangement. This naturally places downward pressure on short-term revenue growth and profitability metrics, but benefits long-term revenue growth and profitability which, in our view, is consistent with our goal of delivering long-term shareholder value.
For customers electing to purchase our technology solutions under a perpetual license, we have historically made financing arrangements available on a case-by-case basis, depending on the various aspects of the proposed contract and customer attributes. These financing arrangements continue to comprise the majority of our perpetual license installations, and include short-term payment plans and longer-term lease financing through us or third-party financing companies. During 2018, total financing receivables increased dramatically and had a significant impact on operating cash flows. This increase in financing arrangements was primarily due to two reasons. First, meaningful use stage 3 (“MU3”) installations are primarily financed through short-term payment plans and demand for such installations increased significantly in late 2017. Second, competitor financing options, primarily through accounts receivable management collections and Cloud EHR arrangements, have applied pressure to reduce initial customer capital investment requirements for new EHR installations, leading to the offering of long-term lease options. In 2019, we experienced a modest reduction in total financing receivables due to the natural exhaustion of the MU3 opportunity and the aforementioned dramatic shift in license preferences towards SaaS arrangements, the former of which also resulted in a positive impact to operating cash flows. A more substantial reduction in total financing receivables occurred in 2020 and has continued into the first nine months of 2021.
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
On February 1, 2021, we committed to a reduction in force that resulted in the termination of approximately 1.0% of our workforce (21 employees). The reduction in force is a component of a broader strategic review of the Company's operations that is intended to more effectively align our resources with business priorities. Substantially all of the employees impacted by the reduction in force exited the Company in the first quarter of 2021, with the last of the impacted employees exiting in the third quarter. The Company incurred expenses of approximately $2.7 million related to the reduction in force.These expenses consist of one-time termination benefits to the affected employees, including but not limited to severance payments, healthcare benefits, and payments for accrued vacation time. The Company expects to pay for the expenses from cash flow from operations and does not expect to incur any debt. As a result of the reduction in force, the Company expects to realize approximately $3.9 million in annual savings compared to prior expense levels.
During the second quarter of 2021, our ongoing monitoring activities associated with the capitalization of software development costs and the related correlation between capitalization rates and operational metrics designed to reflect the distribution of work revealed that our then-current labor capitalization methodology did not fully reflect all of the critical activities necessary to develop software assets. Consequently, during the second quarter of 2021, we elected to change our method of estimating the labor costs incurred in developing software assets. Prior to this change, we estimated the associated labor costs using an estimated time-equivalent for workload metrics commonly utilized within agile software development environments. With this change, we now estimate these labor costs using the distribution of these agile workload metrics between capitalizable and non-capitalizable units of work. We believe this change is preferable as the new methodology better estimates capitalizable labor costs and is consistent with industry best practices. We have determined that this change in accounting for software development costs is a change in accounting estimate effected by a change in accounting principle and, as such, has been accounted for on a prospective basis. In connection with this change, we capitalized software development costs of $2.4 million and $6.4 million during the three and nine months ended September 30, 2021, respectively. We estimate that the effect of this change was to increase capitalized amounts by approximately $1.1 million and $3.0 million for the three and nine months ended September 30, 2021, respectively, with a corresponding decrease to product development costs.

COVID-19
The continuing impacts of COVID-19 and related economic conditions on the Company’s results are highly uncertain and outside the Company’s control. The scope, duration and magnitude of the direct and indirect effects of COVID-19 continue to evolve in ways that are difficult or impossible to anticipate.
As a result of COVID-19, community hospital patient volume in the United States and other countries around the world rapidly deteriorated. Although recent operational metrics indicate promising signs that these patient volumes have mostly recovered, the persistence of the pandemic and the unprecedented nature of the resulting challenges it has imposed on national and global healthcare and economic systems are likely to continue to negatively impact patient volumes and make uncertain the exact path to recovery for community hospitals. These decreased levels of our hospital clients' patient volumes have negatively impacted, and will continue to negatively impact, our revenues, gross margins, and income for our TruBridge service offerings. Additionally, new EHR system installations have been, and will continue to be, negatively impacted by restrictive travel and social distancing protocols. The Company began to experience this impact in March 2020, which increased in significance during the second quarter of 2020. Gradual signs of improvements started in the third quarter of 2020 and have continued through the third quarter of 2021. However, uncertainty remains with respect to the pace of economic recovery, as well as the potential for resurgence in transmission of COVID-19 and related business closures due to the emergence of virus variants and vaccine hesistancy and refusal among various populations.
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

Results of Operations
During the first nine months of 2021, we generated revenues of $206.6 million from the sale of our products and services, compared to $197.6 million million during the first nine months of 2020, an increase of 5% that is primarily attributed to the aforementioned improvement in hospital patient volumes from the early days of the COVID-19 pandemic and the corresponding positive impact on TruBridge revenues. This increase in revenues is the primary driver behind the corresponding increase in net income, which increased by $1.9 million to $13.0 million from the first nine months of 2020. Net cash provided by operating activities increased by $1.5 million, from $33.0 million during the first nine months of 2020 to $34.5 million during the first nine months of 2021, primarily due to the aforementioned improved profitability.
The following table sets forth certain items included in our results of operations for the three and nine months ended September 30, 2021 and 2020, expressed as a percentage of our total revenues for these periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
(In thousands)	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
System sales and support:
Acute Care EHR	$31,126	44.4%	$35,923	52.6%	$94,578	45.8%	$102,799	52.0%
Post-acute Care EHR	4,434	6.3%	4,465	6.5%	13,315	6.4%	13,498	6.8%
Total System sales and support	35,560	50.7%	40,388	59.1%	107,893	52.2%	116,297	58.8%
TruBridge	34,531	49.3%	27,945	40.9%	98,736	47.8%	81,342	41.2%
Total sales revenues	70,091	100.0%	68,333	100.0%	206,629	100.0%	197,639	100.0%
Costs of sales:
System sales and support:
Acute Care EHR	16,200	23.1%	16,488	24.1%	48,645	23.5%	48,288	24.4%
Post-acute Care EHR	1,225	1.7%	1,140	1.7%	3,605	1.7%	3,613	1.8%
Total System sales and support	17,425	24.9%	17,628	25.8%	52,250	25.3%	51,901	26.3%
TruBridge	17,377	24.8%	15,287	22.4%	50,349	24.4%	44,100	22.3%
Total costs of sales	34,802	49.7%	32,915	48.2%	102,599	49.7%	96,001	48.6%
Gross profit	35,289	50.3%	35,418	51.8%	104,030	50.3%	101,638	51.4%
Operating expenses:
Product development	7,700	11.0%	8,549	12.5%	22,598	10.9%	25,190	12.7%
Sales and marketing	5,200	7.4%	6,359	9.3%	15,813	7.7%	18,526	9.4%
General and administrative	14,184	20.2%	11,440	16.7%	38,322	18.5%	34,242	17.3%
Amortization of acquisition-related intangibles	3,674	5.2%	2,866	4.2%	10,114	4.9%	8,599	4.4%
Total operating expenses	30,758	43.9%	29,214	42.8%	86,847	42.0%	86,557	43.8%
Operating income	4,531	6.5%	6,204	9.1%	17,183	8.3%	15,081	7.6%
Other income (expense):
Other income	123	0.2%	916	1.3%	1,160	0.6%	1,241	0.6%
Loss on extinguishment of debt	—	—%	—	—%	—	—%	(202)	(0.1)%
Interest expense	(825)	(1.2)%	(850)	(1.2)%	(2,249)	(1.1)%	(2,832)	(1.4)%
Total other income (expense)	(702)	(1.0)%	66	0.1%	(1,089)	(0.5)%	(1,793)	(0.9)%
Income before taxes	3,829	5.5%	6,270	9.2%	16,094	7.8%	13,288	6.7%
Provision for income taxes	1,085	1.5%	1,002	1.5%	3,065	1.5%	2,165	1.1%
Net income	$2,744	3.9%	$5,268	7.7%	$13,029	6.3%	$11,123	5.6%

Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020
Revenues
Total revenues for the three months ended September 30, 2021 increased by $1.8 million, or approximately 3%, compared to the three months ended September 30, 2020.
System sales and support revenues decreased by $4.8 million, or 12%, compared to the third quarter of 2020. System sales and support revenues were comprised of the following during the respective periods:

	Three Months Ended September 30,
(In thousands)	2021	2020
Recurring system sales and support revenues (1)
Acute Care EHR	$26,776	$26,421
Post-acute Care EHR	4,010	4,026
Total recurring system sales and support revenues	30,786	30,447
Non-recurring system sales and support revenues (2)
Acute Care EHR	4,350	9,502
Post-acute Care EHR	424	439
Total non-recurring system sales and support revenues	4,774	9,941
Total system sales and support revenue	$35,560	$40,388

(1) Mostly comprised of support and maintenance, third-party subscriptions, and SaaS revenues.

(2) Mostly comprised of installation revenues from the sale of our acute care and post-acute care EHR solutions and related applications under a perpetual (non-subscription) licensing model.
Recurring system sales and support revenues increased by $0.3 million, or 1%, compared to the third quarter of 2020. Acute Care EHR recurring revenues increased by $0.4 million, or 1%, as attrition from the Thrive and Centriq customer base has normalized to more historical levels and our SaaS customer base has continued to grow, strengthening recurring revenues. Post-acute Care EHR recurring revenues remained relatively consistent at $4.0 million in each period.
Non-recurring system sales and support revenues decreased by $5.2 million, or 52%, compared to the third quarter of 2020. This was wholly attributable to Acute Care EHR non-recurring revenues which decreased by $5.2 million compared to the third quarter of 2020, due mostly to a decrease in the number of perpetual license installations of our Acute Care EHR solutions. We installed our Acute Care EHR solutions at five new hospital clients during the third quarter of 2021 (two of which are under SaaS arrangements, resulting in revenue being recognized ratably over the contract term) compared to eight new hospital clients during the third quarter of 2020 (three under a SaaS arrangement). Post-acute Care EHR nonrecurring revenues remained unchanged at $0.4 million for both periods.
TruBridge revenues increased by $6.6 million, or 24%, compared to the third quarter of 2020. Our hospital clients operate in an environment typified by rising costs and increased complexity and are increasingly seeking to alleviate themselves of the ever-increasing administrative burden of operating their own business office functions. This increasing demand for services, coupled with the aforementioned impact of improving hospital patient volumes on TruBridge revenues, resulted in revenue increases of $1.3 million, or 12%, for our accounts receivable management services; $1.5 million, or 19%, for our insurance services division; and $0.3 million, or 15%, for our medical coding services. Lastly, the acquisition of TruCode in May 2021 resulted in an additional $2.6 million of revenue during the third quarter of 2021.
Costs of Sales
Total costs of sales increased by $1.9 million, or 6%, compared to the third quarter of 2020. As a percentage of total revenues, costs of sales increased slightly to 50% of revenues in the third quarter of 2021 compared to 48% of revenues in the third quarter of 2020.

Costs of Acute Care EHR system sales and support decreased by $0.3 million, or 2%, compared to the third quarter of 2020, as the reduced number of on-premise EHR system installations resulted in a decrease in hardware costs of $0.8 million. Reduced hardware costs were partially offset by a $0.5 million increase in third-party software costs resulting from our increased usage of vendor partnerships to fulfill customer needs. The gross margin on Acute Care EHR system sales and support decreased to 48% in the third quarter of 2021, compared to 54% in the third quarter of 2020, as the decrease in costs of sales was outpaced by the related decrease in revenues.
Costs of Post-acute Care EHR system sales and support increased by $0.1 million, or 7%, compared to the third quarter of 2020. The gross margin on Post-acute Care EHR system sales and support decreased to 72% in the third quarter of 2021, compared to 74% in the third quarter of 2020, as slight decreases in revenues worked in tandem with slight cost increases to decrease margins.
Our costs associated with TruBridge sales and support increased by $2.1 million, or 14%, compared to the third quarter of 2020, primarily driven by resource expansion necessitated by the growing customer base and improved patient volumes. The acquisition of TruCode in May 2021 resulted in an additional $0.4 million of costs of sales during the third quarter of 2021. The gross margin on these services increased to 50% in the third quarter of 2021, compared to 45% during the third quarter of 2020, as the growing recurring revenue base worked in tandem with operational efficiencies to increase margins.
Product Development
Product development expenses consist primarily of compensation and other employee-related costs (including stock-based compensation) and infrastructure costs incurred, but not capitalized, for new product development and product enhancements. Product development costs decreased by $0.8 million, or 10%, compared to the third quarter of 2020, with the primary driver being a $1.3 million, or 151%, increase in product development labor capitalization pursuant to the aforementioned change in our method of estimating the labor costs incurred in developing software assets requiring capitalization under ASC 350-40, Internal Use Software. This increased capitalization rate was partially offset by increased amortization of the related assets and increased contract development costs associated with expanding resources. The acquisition of TruCode in May 2021 resulted in $0.3 million of additional product development expenses during the third quarter of 2021.
Sales and Marketing
Sales and marketing costs decreased by $1.2 million, or 18%, compared to the third quarter of 2020, with $0.5 million payroll and other cost savings from the aforementioned reduction-in-force combined with a decrease of $0.7 million commission expenses resulting from decreased EHR revenues. The acquisition of TruCode in May 2021 resulted in $0.2 million of additional sales and marketing expenses during the third quarter of 2021.
General and Administrative
General and administrative expenses increased by $2.7 million, or 24%, compared to the third quarter of 2020, primarily driven by worsening employee health claims experience, resulting in a $1.3 million increase in costs associated with health benefits we offer to our employees through our self-insured plan. In addition, severance costs increased by $0.3 million as a result of the aforementioned reduction-in-force, and reorganization related expenses increased by $0.2 million due to trailing transaction-related costs associated with our acquisition of TruCode and the $0.9 million buyout of our Fairhope office lease in the third quarter of 2021. The acquisition of TruCode in May 2021 resulted in $0.4 million of additional general and administrative expenses during the third quarter of 2021.
Amortization of Acquisition-Related Intangibles
Amortization expense associated with acquisition-related intangible assets increased by $0.8 million, or 28%, compared to the third quarter of 2020, due to changes in estimates regarding the remaining useful lives of certain of our acquired intangible assets combined with the amortization of intangibles acquired in the TruCode acquisition.
Total Operating Expenses
Total operating expenses increased by $1.5 million, or 5%, compared to the third quarter of 2020. As a percentage of total revenues, total operating expenses increased to 44% of revenues in the third quarter of 2021, compared to 43% in the third quarter of 2020.
Total Other Income (Expense)
Total other income (expense) decreased to expense of $0.7 million during the third quarter of 2021 compared to income of $0.1 million during the third quarter of 2020, primarily as we recognized a loss of $0.3 million for leasehold improvement assets written off in relation to our buyout of the Fairhope office lease in the third quarter of 2021 coupled with a $0.3 million decrease in interest income due to declining financing receivables.
Income Before Taxes
As a result of the foregoing factors, income before taxes decreased by $2.4 million in the third quarter of 2021 compared to the third quarter of 2020.
Provision for Income Taxes
Our effective tax rate for the three months ended September 30, 2021 increased to an expense of 28.3% from an expense of 16.0% for the three months ended September 30, 2020, due primarily to changes in the Company's periodic provision-to-return adjustments. Such adjustments increased our effective tax rate by 6.1% during the third quarter of 2021 and benefited our effective tax rate by 3.7% during the third quarter of 2020.
Net Income
Net income for the third quarter of 2021 decreased by $2.5 million to $2.7 million, or $0.19 per basic and diluted share, compared with net income of $5.3 million, or $0.36 per basic and diluted share, for the third quarter of 2020. Net income represented 4% of revenue for the third quarter of 2021, compared to 8% of revenue for the third quarter of 2020.
Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020
Revenues
Total revenues for the first nine months of 2021 increased by $9.0 million, or approximately 5%, compared to the first nine months of 2020.
System sales and support revenues decreased by $8.4 million, or 7%, compared to the first nine months of 2021. System sales and support revenues were comprised of the following during the respective periods:

	Nine Months Ended September 30,
(In thousands)	2021	2020
Recurring system sales and support revenues (1)
Acute Care EHR	$80,792	$78,586
Post-acute Care EHR	12,402	12,157
Total recurring system sales and support revenues	93,194	90,743
Non-recurring system sales and support revenues (2)
Acute Care EHR	13,786	24,213
Post-acute Care EHR	913	1,341
Total non-recurring system sales and support revenues	14,699	25,554
Total system sales and support revenue	$107,893	$116,297

(1) Mostly comprised of support and maintenance, third-party subscriptions, and SaaS revenues.

(2) Mostly comprised of installation revenues from the sale of our acute care and post-acute care EHR solutions and related applications under a perpetual (non-subscription) licensing model.
Recurring system sales and support revenues increased by $2.5 million, or 3%, compared to the first nine months of 2020. Acute Care EHR recurring revenues increased by $2.2 million, or 3%, as attrition from the Thrive and Centriq customer base has normalized to more historically typical levels and our SaaS customer base has continued to grow, strengthening recurring revenues. Post-acute Care EHR recurring revenues increased by $0.2 million, or 2%, as attrition has stabilized as we continue to make technological improvements to the AHT product line.

Non-recurring system sales and support revenues decreased by $10.9 million, or 42%, compared to the first nine months of 2020. Acute Care EHR non-recurring revenues decreased by $10.4 million, or 43%. We installed our Acute Care EHR solutions at fourteen new hospital clients during the first nine months of 2021 (eight of which were under a SaaS arrangement, resulting in revenue being recognized ratably over the contract term) compared to 22 new hospital clients during the first nine months of 2020 (14 of which were under a SaaS arrangement). In addition to the decrease in the number of non-SaaS new customer implementations, the related non-recurring revenues decreased as the first nine months of 2020 benefited from a high volume of late-installing applications for non-SaaS implementations that went live in prior periods. Comparatively, the continued shift in customer preference towards SaaS arrangements and the continuing impacts of COVID-19 on client purchasing and implementation plans has decreased the opportunities for such follow-on revenue activities for recent implementations.
TruBridge revenues increased by $17.4 million, or 21%, compared to the first nine months of 2020. Our hospital clients operate in an environment typified by rising costs and increased complexity and are increasingly seeking to alleviate themselves of the ever-increasing administrative burden of operating their own business office functions. This increasing demand for services, coupled with the aforementioned impact of improving hospital patient volumes on TruBridge revenues, resulted in revenue increases of $6.5 million, or 22%, for our accounts receivable management services; $4.4 million, or 19%, for our insurance services division; and $1.0 million, or 16%, for our medical coding services. Lastly, the acquisition of TruCode in May 2021 resulted in an additional $4.1 million of revenue during the first nine months of 2021.
Costs of Sales
Total costs of sales increased by $6.6 million, or 7%, compared to the first nine months of 2020. As a percentage of total revenues, costs of sales increased slightly to 50% of revenues in the first nine months of 2021, compared to 49% of revenues in the first nine months of 2020.
Costs of Acute Care EHR system sales and support increased by $0.3 million, or 1%, compared to the first nine months of 2020, as our increased usage of vendor partnerships to fulfill customer needs increased the related costs of third-party software by $2.7 million, which was partially offset by a $2.1 million decrease in hardware costs associated with the decrease in non-recurring revenues. The gross margin on Acute Care EHR system sales and support decreased to 49% in the first nine months of 2021, compared to 53% in the first nine months of 2020, as the increase in costs of sales worked in tandem with decreased non-recurring revenues to decrease margins.
Costs of Post-acute Care EHR system sales and support remained unchanged at $3.6 million for the first nine months of both 2021 and 2020. The gross margin on Post-acute Care EHR system sales and support also remained relatively unchanged at 73% for both periods.
Our costs associated with TruBridge sales and support increased by $6.2 million, or 14%, compared to the first nine months of 2020, primarily driven by resource expansion necessitated by the growing customer base and improved patient volumes. The acquisition of TruCode in May 2021 resulted in an additional $1.0 million of costs of sales during the first nine months of 2021. The gross margin on these services increased to 49% in the first nine months of 2021, compared to 46% during the first nine months of 2020, as the growing recurring revenue base worked in tandem with operational efficiences to increase margins.
Product Development
Product development expenses consist primarily of compensation and other employee-related costs (including stock-based compensation) and infrastructure costs incurred, but not capitalized, for new product development and product enhancements. Product development costs decreased by $2.6 million, or 10%, compared to the first nine months of 2020, with the primary driver being a $3.8 million, or 160%, increase in product development labor capitalization pursuant to the aforementioned change in our method of estimating the labor costs incurred in developing software assets requiring capitalization under ASC 350-40, Internal Use Software. This increased capitalization rate was partially offset by increased amortization of the related assets and increased payroll costs associated with expanding resources. The acquisition of TruCode in May 2021 resulted in $0.5 million of additional product development expenses during the first nine months of 2021.
Sales and Marketing
Sales and marketing costs decreased by $2.7 million, or 15%, compared to the first nine months of 2020. The aforementioned reduction-in-force combined with reduced non-recurring revenues resulted in decreased payroll and commission expenses, while travel restrictions related to COVID-19 resulted in decreased travel costs. Finally, stock compensation expense decreased due mostly to lowered expectations regarding eventual achievement of targets associated with our long-term performance share awards. The acquisition of TruCode in May 2021 resulted in $0.2 million of additional sales and marketing expenses during the first nine months of 2021.

General and Administrative
General and administrative expenses increased by $4.1 million, or 12%, compared to the first nine months of 2020, mostly due to $2.5 million in reduction-in-force-related severance costs in the first nine months of 2021, $0.9 million in transaction-related costs associated with our acquisition of TruCode, and an increase of $1.0 million in employee health claims.
Amortization of Acquisition-Related Intangibles
Amortization expense associated with acquisition-related intangible assets increased by $1.5 million, or 18%, compared to the first nine months of 2020, due to changes in estimates regarding the remaining useful lives of certain of our acquired intangible assets combined with the amortization of intangibles acquired in the TruCode acquisition.
Total Operating Expenses
Total operating expenses remained essentially unchanged at $87.0 million for both periods. As a percentage of total revenues, total operating expenses decreased to 42% of revenues in the first nine months of 2021, compared to 44% in the first nine months of 2020.
Total Other Income (Expense)
Total other income (expense) improved to expense of $1.1 million in the first nine month of 2021 compared to expense of $1.8 in the first nine months of 2020. This improvement was mostly attributable to a decreasing interest rate environment and lowered average amounts outstanding under our long-term debt facilities resulted in a $0.6 million decrease in related interest expense.
Income Before Taxes
As a result of the foregoing factors, income before taxes increased by $2.8 million, or 21%, in the first nine months of 2021 compared to the first nine months of 2020.
Provision for Income Taxes
Our effective tax rate for the nine months ended September 30, 2021 increased to 19.0% from 16.3% for the nine months ended September 30, 2020, primarily due to decreased expectations related to expenditures qualifying for research and development ("R&D") tax credits.
Net Income
Net income for the first nine months of 2021 increased by $1.9 million to $13.0 million, or $0.89 per basic and diluted share, compared with net income of $11.1 million, or $0.77 per basic and diluted share, for the first nine months of 2020. Net income represented 6% of revenue for both the first nine months of 2021 and 2020.
Liquidity and Capital Resources
The Company’s liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during the nine months ended September 30, 2021. For further discussion regarding the potential future impacts of COVID-19 and related economic conditions on the Company’s liquidity and capital resources, see “COVID-19” in this Management's Discussion and Analysis of Financial Condition and Results of Operations and Part I, "Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.
Sources of Liquidity
As of September 30, 2021, our principal sources of liquidity consisted of cash and cash equivalents of $17.1 million and our remaining borrowing capacity under the revolving credit facility of $64.0 million, compared to $12.7 million of cash and cash equivalents and $105.0 million of remaining borrowing capacity under the revolving credit facility as of December 31, 2020. In conjunction with our acquisition of HHI in January 2016, we entered into a syndicated credit agreement which provided for a $125 million term loan facility and a $50 million revolving credit facility. On June 16, 2020, we entered into an Amended and Restated Credit Agreement that increased the aggregate principal amount of our credit facilities to $185 million, which includes a $75 million term loan facility and a $110 million revolving credit facility.
As of September 30, 2021, we had $116.3 million in principal amount of indebtedness outstanding under the credit facilities. We believe that our cash and cash equivalents of $17.1 million as of September 30, 2021, the future operating cash flows of the combined entity, and our remaining borrowing capacity under the revolving credit facility of $64.0 million as of September 30,

2021, taken together, provide adequate resources to fund ongoing cash requirements for the next twelve months. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of filing of this Form 10-Q. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.
Operating Cash Flow Activities
Net cash provided by operating activities increased by $1.5 million from $33.0 million provided by operations for the nine months ended September 30, 2020 to $34.5 million provided by operations for the nine months ended September 30, 2021. The increase in cash flows provided by operations is primarily due to increased net income.
Investing Cash Flow Activities
Net cash used in investing activities increased by $61.4 million, with $67.0 million used in the nine months ended September 30, 2021 compared to $5.6 million used during the nine months ended September 30, 2020. We completed our $59.6 million acquisition of TruCode during the second quarter of 2021. Cash outflows for purchases of property and equipment decreased from $3.2 million in the first nine months of 2020 to $0.9 million during the first nine months of 2021. This decrease in cash outflows is mostly due to the addition of a West Coast data center to enhance our remote hosting capabilities in 2020 without similar capital expenditures during the first nine months of 2021. Lastly, cash outflows related to capitalized internal software development efforts increased by $4.1 million due to the aforementioned change in methodology for estimating labor costs eligible for capitalization.
Financing Cash Flow Activities
During the nine months ended September 30, 2021, our financing activities were a net source of cash in the amount of $37.0 million, as $61.0 million in borrowings from our revolving line of credit were offset by long-term debt principal payments of $22.8 million and $1.2 million used to repurchase shares of our common stock, which are treated as treasury stock. Financing activities used $23.0 million during the nine months ended September 30, 2020, primarily due to $18.6 million net paid in long-term debt principal and $4.3 million cash paid in dividends.
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
Credit Agreement
As of September 30, 2021, we had $70.3 million in principal amount outstanding under the term loan facility and $46 million in principal amount outstanding under the revolving credit facility. Each of our credit facilities continues to bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted LIBOR rate for the relevant interest period, subject to a floor of 0.50%, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate, subject to the aforementioned floor, plus one percent per annum, or (3) a combination of (1) and (2). The applicable margin range for LIBOR loans and the letter of credit fee ranges from 1.8% to 3.0%. The applicable margin range for base rate loans ranges from 0.8% to 2.0%, in each case based on the Company's consolidated net leverage ratio.
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
The Amended and Restated Credit Agreement provides incremental facility capacity of $50 million, subject to certain conditions. The Amended and Restated Credit Agreement includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated net leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. The Amended and Restated Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio of 1.25:1.00 throughout the duration of such agreement. Under the Amended and Restated Credit Agreement, the Company is required to comply with a maximum consolidated net leverage ratio of 3.50:1.00. The Amended and Restated Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default. We believe that we were in compliance with the covenants contained in such agreement as of September 30, 2021.
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
Backlog
Backlog consists of revenues we reasonably expect to recognize over the next twelve months under all existing contracts, including those with remaining performance obligations that have original expected durations of one year or less and those with fees that are variable in which we estimate future revenues. The revenues to be recognized may relate to a combination of one-time fees for system sales and recurring fees for support and maintenance and TruBridge services. As of September 30, 2021, we had a twelve-month backlog of approximately $6 million in connection with non-recurring system purchases and approximately $272 million in connection with recurring payments under support and maintenance, Cloud EHR contracts, and TruBridge services. As of September 30, 2020, we had a twelve-month backlog of approximately $9 million in connection with non-recurring system purchases and approximately $233 million in connection with recurring payments under support and maintenance, Cloud EHR contracts, and TruBridge services.

Bookings

Bookings is a key operational metric used by management to assess the relative success of our sales generation efforts, and were as follows for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
System sales and support (1)
Acute Care EHR	$15,298	$11,535	$30,437	$32,387
Post-acute Care EHR	951	2,180	2,204	5,259
Total system sales and support	16,249	13,715	32,641	37,646

TruBridge (2)	13,073	7,760	22,009	23,176

Total bookings	$29,322	$21,475	$54,650	$60,822

(1) Generally calculated as the total contract price (for system sales) and annualized contract value (for support).
(2) Generally calculated as the total contract price (for non-recurring, project-related amounts) and annualized contract value (for recurring amounts).

Sales activities during the first six months of 2021 suffered from a number of incremental headwinds, chief among them being (a) COVID-19 related distractions, including increased infection rates for certain geographies and widespread focus on eventual vaccine rollouts, (b) reorganization transitions related to our February 2021 reduction-in-force, and (c) lower-value regulatory purchases required by the Centers for Medicare and Medicaid Services' Hospital Price Transparency mandate requiring hospitals to provide clear, accessible pricing information online. These topics disproportionately dominated sales discussions and resources. Such headwinds began dissipating during the third quarter of 2021, resulting in overall bookings growth of $7.8 million, or 37%, over the third quarter of 2020. However, the significant impact of these headwinds placed severe pressure on bookings for the first six months of the year, resulting in bookings for the first nine months of 2021 that are $6.2 million, or 10%, below levels from the first nine months of 2020.

Acute Care EHR bookings in the third quarter of 2021 increased by $3.8 million, or 33%, from the third quarter of 2020, as the aforementioned dissipating headwinds allowed for substantial growth in new EHR installation contract signings. Year-to-date Acute Care EHR bookings decreased approximately $2.0 million compared to the first nine months of 2020, as the recent increased strength in demand for new EHR installations could not make up for the the significant decreases in booking experienced in the first six months of 2021.

Post-acute Care EHR bookings decreased $1.2 million, or 56%, compared to the third quarter of 2020 and $3.1 million, or 58%, compared to the first nine months of 2020. Bookings volumes during the second and third quarters of 2020 were unusually high, representing the highest bookings periods for this business segment since 2016. By comparison, bookings normalized to historical averages during the third quarter of 2021, while bookings for the first nine months of 2021 were severely impacted by the aforementioned headwinds.

TruBridge bookings increased $5.3 million, or 68%, compared to the third quarter of 2020, reaching a record high that is mostly attributed to large international client wins for GRH's patient engagement solutions. Despite the third quarter of 2021's record bookings levels, the aforementioned headwinds placed severe pressure on bookings in the first six months of the year, resulting in bookings for the first nine months of 2021 that are $1.2 million, or 5%, below levels for the first nine months of 2020.

Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements, as defined by Item 303(a)(4) of SEC Regulation S-K, as of September 30, 2021.

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
Aside from the addition of our accounting estimates related to capitalization of software development costs and related policies as a critical accounting policy and estimate, there have been no significant changes to these critical accounting policies during the nine months ended September 30, 2021.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk relates primarily to the potential change in the British Bankers Association London Interbank Offered Rate ("LIBOR"). We had $117.3 million of outstanding borrowings under our credit facilities with Regions Bank at September 30, 2021. The term loan facility and revolving credit facility bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted LIBOR rate for the relevant interest period, subject to a floor of 0.50%, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate, subject to the aforementioned floor, plus one percent per annum, or (3) a combination of (1) and (2). Accordingly, we are exposed to fluctuations in interest rates on borrowings under the credit facilities. A one hundred basis point change in interest rate on our borrowings outstanding as of September 30, 2021 would result in a change in interest expense of approximately $1.2 million annually.
The Intercontinental Exchange Benchmark Administration has announced its intention to cease publication of all United States Dollar LIBOR rates after June 30, 2023. No consensus currently exists as to what benchmark rate or rates may become accepted alternatives to LIBOR. We cannot currently predict the effect of the discontinuation of, or other changes to, LIBOR or any establishment of alternative reference rates. The uncertainty regarding the future of LIBOR, as well as the transition from LIBOR to any alternative reference rate or rates, could have adverse impacts on floating rate obligations and other financial instruments that currently use LIBOR as a benchmark rate, including our credit facilities with Regions Bank. There is no guarantee that a shift from LIBOR to a new reference rate will not result in increases to our borrowing costs.
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
Changes in Internal Control over Financial Reporting
On May 12, 2021, we acquired TruCode, as further described in Note 4 of the notes to the condensed consolidated financial statements. We continue to integrate policies, processes, people, technology, and operations for our combined operations, and we will continue to evaluate the impact of any related changes to internal control over financial reporting during the fiscal year. There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Equity Securities

The following table provides information about our repurchases of common stock during the three months ended September 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
Beginning of Period				$28,184,550
July 1, 2021 - July 31, 2021	—	—	—	28,184,550
August 1, 2021 - August 31, 2021	—	—	—	28,184,550
September 1, 2021 - September 30, 2021	—	—	—	$28,184,550
Total	—	—	—
(1) Shares purchased during the three months ended September 30, 2021 pursuant to our previously announced stock repurchase program.
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

Termination of a Lease Agreement

The information set forth below is included herein for the purpose of providing disclosure under Item 1.01 (Entry into a Material Definitive Agreement) of Form 8-K. On July 28, 2021, the Company and SEP Ecor Rouge Unit 2 LLC (Landlord) entered into a Termination of Lease Agreement (the "Termination Agreement") related to the premises located at Ecor Rouge Shopping Center, 100 Greeno Road, Fairhope, Alabama, which location previously served as corporate offices. The original Lease Agreement was entered into on March 19, 2012 and was scheduled to expire on February 28, 2024. Pursuant to the Termination Agreement, the Company paid $0.9 million to Landlord as consideration for the early termination. The Company was relieved of its obligations under the lease to pay for operating costs, utility payments, taxes, insurance and other charges and costs as of July 28, 2021.

Compensatory Arrangement with a Named Executive Officer

The information set forth below is included herein for the purpose of providing disclosure under Item 5.02(e) (Compensatory Arrangements of Certain Officers) of Form 8-K. The Company and Troy D. Rosser, Senior Vice President of Sales, entered into a new compensation plan (the “Sales Compensation Plan”) on November 1, 2021. The Sales Compensation Plan sets forth Mr. Rosser’s compensation, including his sales incentives, for the period from October 1, 2021 through December 31, 2021. Pursuant to the Sales Compensation Plan, Mr. Rosser’s base salary decreased from $300,000 to $262,500 and he was granted target cash incentives of (i) $78,750 pursuant to the Company’s management incentive program, which target will be achieved if the Company achieves its budgeted Adjusted EBITDA for 2021, and (ii) $183,750 pursuant to a sales incentive program, which payment is based on specified commission rates that apply to certain bookings for qualifying products and services achieved by Mr. Rosser and his team members. As with Mr. Rosser’s previous compensation plan (which has been replaced by the Sales Compensation Plan), Mr. Rosser’s incentive compensation opportunity is not subject to any specified threshold or maximum amounts. In the event that a customer defaults on payment for software, hardware or services, all commissions paid to Mr. Rosser on the defaulted accounts will be deducted from future commissions. In the event that partial payment from a customer is received, commissions will be deducted pro rata based on the amount of the payment received. Other than in the event of Mr. Rosser’s death, the Company will discontinue all commission payments upon termination of his employment with the Company. The foregoing description of the Sales Compensation Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the Sales Compensation Plan, a copy of which is filed herewith as Exhibit 10.1 and is incorporated herein by reference.

Item 6.	Exhibits.

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3 to CPSI’s Current Report on Form 8-K dated October 28, 2013 and incorporated herein by reference)

3.3	Amendment to Amended and Restated Bylaws (filed as Exhibit 3.1 to CPSI's Current Report on Form 8-K dated January 22, 2019 and incorporated herein by reference)

10.1	Senior Vice President of Sales Compensation Plan for Troy D. Rosser

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Form 10-Q for the period ended September 30, 2021

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER PROGRAMS AND SYSTEMS, INC.

11/9/2021	By:	/s/ J. Boyd Douglas
J. Boyd Douglas
President and Chief Executive Officer

11/9/2021	By:	/s/ Matt J. Chambless
Matt J. Chambless
Chief Financial Officer