Form 10-K
period 2021-12-31
COMPUTER PROGRAMS & SYSTEMS INC
filed 2022-03-15
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control of financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant at June 30, 2021 was $407,759,614.
As of March 14, 2022, the registrant had outstanding 14,621,905 shares of its common stock.
DOCUMENTS INCORPORATED BY REFERENCE IN THIS FORM 10-K:
Portions of the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this report to the extent described herein.

PART IV
15	Exhibits and Financial Statement Schedules	100
16	Form 10-K Summary	100
SIGNATURES		100
*Portions of the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this report to the extent described herein.

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
•potential litigation against us;
•our use of offshore third-party resources;
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
For more information about the risks described above and other risks affecting us, see "Risk Factors" beginning on page 25 of this Annual Report. We also caution investors that the forward-looking information described herein represents our outlook only as of this date, and we undertake no obligation to update or revise any forward-looking statements to reflect events or developments after the date of this Annual Report.

PART I

ITEM 1.	BUSINESS

Overview
CPSI is a leading provider of healthcare solutions and services for community hospitals and other healthcare systems and post-acute care facilities. Founded in 1979, CPSI offers its products and services through six companies - Evident, LLC ("Evident"), TruBridge, LLC ("TruBridge"), American HealthTech, Inc. ("AHT"), iNetXperts, Corp. d/b/a Get Real Health ("Get Real Health"), TruCode LLC ("TruCode") and Healthcare Resource Group, Inc. ("HRG"). These combined companies are focused on improving the health of the communities we serve, connecting communities for a better patient care experience, and improving the financial operations of our clients. The individual contributions of each of these companies towards this combined focus are as follows:
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
•TruCode, included within our TruBridge segment, offers a cloud-based medical coding solution for hospitals of all sizes that improves productivity, accuracy and compliance, resulting in improved revenue cycle performance.
•HRG, which was acquired on March 1, 2022 and will be included within our TruBridge segment, provides specialized RCM solutions for facilities of all sizes.
Our companies currently support acute care facilities and post-acute care facilities with a geographically diverse customer mix primarily within the domestic community healthcare market. Our target market for our acute care solutions includes community hospitals with fewer than 200 acute care beds. Our primary focus within this defined target market is on hospitals with fewer than 100 beds, which comprise approximately 98% of our acute care hospital EHR customer base. Our target market for our TruBridge services includes community hospitals with fewer than 600 acute care beds. The target market for our post-acute care solutions consists of approximately 15,500 skilled nursing facilities that are either independently owned or part of a larger management group with multiple facilities. During 2021, we generated revenues of $280.6 million from the sale of our products and services.
Industry Dynamics
The healthcare industry is the largest industry in the United States economy, comprising approximately 19.7% of the U.S. gross domestic product in 2020 according to the Centers for Medicare and Medicaid Services ("CMS"). CMS estimates that national health spending is projected to grow at an average annual rate of 5.4% for 2019 through 2028 and will reach $6.2 trillion in 2028.
The COVID-19 pandemic has resulted in historic challenges for hospitals and health systems and the communities they serve. Hospitals and health systems are navigating financial and operational pressures that include: the high costs associated with preparing for a surge of COVID-19 patients and resource-intensive treatment, added expense due to supply chain and labor market disruptions, and loss of revenue due to lower patient volumes for nonemergent care.
Hospital expenditures grew by 6.4% to approximately $1.3 trillion in 2020, slightly faster than the 6.3% growth in 2019. According to the American Hospital Association’s AHA Hospital Statistics, 2021 Edition, there are approximately 3,900 community hospitals in the United States that are in our target market of hospitals with fewer than 200 beds, with approximately 2,900 of those in our primary area of focus of fewer than 100 acute care beds. In addition, there is a market of small specialty hospitals that focus on discrete medical areas such as surgery, rehabilitation and long-term acute care.

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

One such regulatory demand, the price transparency mandate, became effective in January 2021 for all U.S. hospitals. This mandate requires that hospitals publicly post, online and in a searchable, consumer-friendly manner, standard charge information for at least 300 shopable services, which gives patients the ability to compare payer-specific negotiated charges across healthcare settings. In response to this mandate, we announced in July 2020 the availability of a pricing transparency solution that gives patients the ability to shop for healthcare services based on price, supporting a more patient-driven healthcare experience. In mid-2021, CMS published additional commentary around price transparency requirements. Based on that additional commentary, we have continued to make additional enhancements to our price transparency solutions, specifically around the areas of payor-specific rates and the generation of patient estimates within the web based portal.

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
Compliance with the meaningful use rules accelerated the purchases of incremental applications by our existing clients. Consequently, our penetration rates within our existing customer base for our current menu of applications have increased significantly under the ARRA, thereby significantly narrowing the market for add-on sales to existing clients in future years. As a result of the announcement from CMS on August 2, 2018 of a final rule changing the attestation period for 2019 and 2020 to any continuous 90-day period instead of the previously-required full year attestation period, hospitals had until October 1, 2019 to install compliant technology in order to meet the requirements of the program during 2019, compared to a deadline of January 1, 2019 under the previous rule. The stage three requirements of the meaningful use program (re-named "Promoting Interoperability" by such rule) provided a significant opportunity for add-on sales revenues during 2017 through 2019. The passing of the October 1, 2019 compliance deadline resulted in reduced MU3-related revenue opportunities throughout 2020 and 2021.
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
COVID-19 Pandemic
The healthcare industry remains at the forefront of the COVID-19 pandemic, with heroic efforts by healthcare providers on the frontlines and advances in technology and science bringing vaccines to market in an unprecedented timeframe. Looking beyond 2021, we believe the pandemic could lead to an acceleration of macro trends already developing in the industry. For example, it is likely that the pandemic advances the role of the federal government as the top regulator and payor for healthcare and that financial distress resulting from the pandemic increases the pace of health system consolidations. Additionally, the quick pivot to virtual healthcare in response to the pandemic has increased consumer expectations, particularly around the convenience of telemedicine and digital health options.
This quick pivot to virtual healthcare accelerated the ongoing increasing demand for telemedicine solutions and services, with recent history suggesting an evolving reimbursement environment that is becoming more receptive to telemedicine with each passing year. In response to this trend and the necessity for virtual care imposed by the COVID-19 pandemic, we accelerated the product roadmap for Get Real Health’s Talk With Your Doc telehealth portal. The product was introduced for general release by April 2020 and was provided to customers free of charge for the remainder of 2020 and throughout 2021.

Strategy
Our objective is to increase the market share of our TruBridge services, aggressively pursue competitive and vulnerable EHR replacement opportunities, and differentiate our products and services on a client experience basis that enables us to sell a broader set of services into a loyal base of clients that are our advocates. After partnering with a premium consulting firm to review our business and growth opportunities, 2021 marked the beginning of implementing a strategy to grow our core business while investing in new technologies and improving profitability. We are focused on the execution of our transformation initiative that continues to guide our strategic efforts to achieve core growth, margin optimization, and tangible upside through digital innovation:
•Core Growth: Our core growth initiatives include cross-selling TruBridge into the existing EHR base, expanding TruBridge market share with sales to new community and larger health systems, and pursuing competitive EHR takeaway opportunities.
•Margin Optimization: These efforts support the core growth efforts as we routinely seek, find and execute on initiatives that modernize our business, increasing our efficiency and resulting in cost savings that we can then use to invest in additional growth.
•Digital Innovation: Running parallel to our core growth and margin optimization initiatives is the upside, future growth component of our plan representing new and larger adjacency opportunities. The market drivers that fuel the pursuit of new innovation include an increased appetite for patient engagement, industry insights, reporting and analytics technology.
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
Strategic Uses of Capital
2020 marked the culmination of a years-long evolution in the capital allocation strategy of CPSI, a strategy designed to afford the flexibility necessary to be adaptive and opportunistic with future capital allocation decisions. Such flexibility is necessary if we are to continue to bring timely products and services to a rapidly changing healthcare landscape, serving the needs of multiple stakeholder groups as customers benefit from the related products and services and our stockholders benefit from the increasing diversity in revenue sources. Specific components of this years-long evolution include:

•Reducing our leverage profile, while increasing capital availability: From December 31, 2017 to December 31, 2021, our total bank debt decreased from $143.5 million to $100.4 million, while the amount available under our revolving credit facility has increased from $17.0 million to $79.0 million.

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

This evolution in CPSI's capital allocation strategy created the flexibility necessary to opportunistically pursue value-enhancing acquisitions, including the 2019 acquisition of Get Real Health, the May 2021 acquisition of TruCode, and the March 1, 2022 acquisition of HRG.
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
We believe that our acute care IT solutions meet these challenges facing community hospitals by providing fully integrated, enterprise-wide and ARRA-certified medical information systems and services that are compliant with the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). Further, through our wholly-owned subsidiaries, TruBridge, TruCode, Get Real Health and HRG, we offer business management, consulting and managed IT services, encoder and patient engagement solutions, along with full RCM solutions, that allow our acute and post-acute care clients to outsource all or just a portion of their business office function. Consulting and other services help clients avoid some of the fixed costs of a business office and leverage our expertise and resources in helping them identify their IT objectives, define the best way to meet those requirements and manage the resulting projects and associated technologies. As a result, we are capable of providing a single-source solution to healthcare organizations, making us a partner in their initiatives to improve operations and medical care.
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
Acute Care Support and Maintenance Services
After EHR installation, we provide software application support, hardware maintenance, continuing education and related services pursuant to a support agreement using our collaborative support model. The following describes services provided to customers using Thrive and Centriq:

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

• National Client Conference. All of our customers have the opportunity to attend our annual National Client Conference. CPSI hosts this conference to provide our customers educational sessions, product demonstrations, and one-on-one time with application experts. The conference also allows important time for networking among customers and CPSI staff across all business platforms. As a result of the COVID-19 pandemic, our National Client Conference was held virtually in 2020 and 2021. In May 2022, the conference returns to an in-person event.

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
•Revenue Cycle Management Services. Our RCM services, including those of recently-acquired HRG, span a healthcare enterprise’s revenue cycle and provide clients with a strong alternative to in-house operations. These services leverage our deep service and technology experience and are designed to allow clients to streamline their administrative staffing while improving operational efficiencies. Our RCM services include the following service offerings: Accounts Receivable Management, Private Pay Service, Medical Coding, Revenue Cycle Consulting, and other additional Insurance and Patient Billing Services.
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

•Encoder Solutions. The Company entered the encoder market with the acquisition of TruCode in May 2021. TruCode develops, sells and supports encoder technology for the hospital, consulting and payer markets. TruCode is known for its knowledge-based coding methodology, which presents coding guidance and references at the point of coding, helping to improve coding accuracy and productivity.
For additional details on our products, service, and support offerings, visit www.evident.com (Evident), www.healthtech.net (AHT), www.trubridge.com (TruBridge) www.getrealhealth.com (Get Real Health), www.trucode.com (TruCode), and www.hrgpros.com (HRG).
For the results of operations by segment, refer to Note 18 of the consolidated financial statements included herein.
Software Development
The healthcare information technology industry is characterized by rapid technological change requiring us to continually make investments to update, enhance and improve our products and services. Software development costs are accounted for in accordance with ASC 350-40, Internal-Use Software. We capitalize incurred labor costs for software development from the time the preliminary project phase is completed until the software is available for general release. Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. We estimate the useful life of our capitalized software and amortize its value on a straight-line basis over that estimated life, which is estimated to be five years. If the actual life of the asset is deemed to be impaired, a write-down of the value of the asset may be recorded as a charge to earnings. Amortization begins when the related features are placed in service.
We capitalized software development costs of approximately $9.4 million and $3.3 million during the years ended December 31, 2021 and 2020, respectively, with no such costs capitalized during 2019. In addition, these investments have resulted in total expenditures related to our Product Development Services division of approximately $30.4 million, $33.5 million, and $36.9 million during the years ended December 31, 2021, 2020 and 2019, respectively.
See Note 5 to the consolidated financial statements included herein for additional information on software development costs.

Product Management

Through working with our customers and our internal stakeholders, Product Management has successfully identified many meaningful opportunities during 2020 and 2021. These opportunities have been in alignment with our Single Solution product strategy. This strategy creates solutions that are focused on workflows and our users' experiences. We utilize our customer councils (Provider, Nursing, Chief Financial Officer and Client Advisory) to prioritize these workflows. Workflow centric solutions allow us to address the most pressing needs our customers are facing and deliver solutions in a way that minimizes disruption and amplifies adoption. Over the past few years, we have invested in product infrastructure through application programming interfaces ("API") development as well as data normalization efforts. These efforts have been instrumental in development of new products and have allowed us to make significant progress supporting our strategy. These are foundational instruments that accelerate the pace of innovation.
Over the past 18 months, several meaningful partnerships have been established. These partnerships include MediComp, Qliqsoft, MediSolv, Vienna Advantage, Galen Healthcare and NovaRAD. The continued investment in our technology platform is increasing the speed of delivery of new products and creating a marketplace of choice for our customers.
Accessibility, scalability and usability are critical product pillars. The investments in web based user experiences have addressed all three of these pillars. Single Solutions that have been identified and brought to market in 2021 include Communications Center, Thrive Web Client, Patient Connect, Notes, Patient Data Console, 3R and FMS, each of which supports a wide spectrum of user personas and industry specific workflows.
Product Management has introduced a significant initiative to proactively understand user behaviors and product adoption. We are actively implementing a User Analytics platform on all CPSI cloud software platforms to collect and interpret user data into actionable information without added development time in order to continually improve user experiences, influence product roadmaps and provide meaningful insights.
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
Clients, Sales and Marketing
Target Markets
The target market for our acute care EHR systems consists of community hospitals with fewer than 200 acute care beds, with a primary focus on hospitals with fewer than 100 acute care beds. In the United States, there are approximately 3,900 community hospitals with fewer than 200 acute care beds, with approximately 2,900 of these having fewer than 100 acute care beds. In addition, we market our products to small specialty hospitals in the United States that focus on discrete medical areas such as behavioral health, surgery, rehabilitation and long-term acute care. Approximately 98% of our existing acute care clients are hospitals with fewer than 100 acute care beds, while approximately 99% of our existing acute care clients are hospitals with fewer than 200 acute care beds
The target market for our post-acute care EHR solution consists of approximately 15,500 long-term care and skilled nursing facilities in the United States. In addition, through a strategic relationship with Medtelligent, we are able to market an EHR for assisted living facilities creating add-on sales opportunities in our direct client base and new sales opportunities across the broader senior living market.
The expanded target market for our TruBridge services consists of small to mid-size hospitals in the United States. There are approximately 4,850 of these hospitals with fewer than 500 beds. In addition, we are now marketing our TruBridge services to post-acute care facilities, of which there are approximately 15,500 in the United States.
Our strategy to grow our TruBridge business is centered around leveraging our established sales relationships within our substantial acute and post-acute EHR base in order to cross sell TruBridge services. In addition, we target hospitals that use competitor EHRs, including upmarket larger hospitals and health systems that manage their RCM operations in-house under increasing financial pressure due to fluctuating patient volumes, increasing self-pay accounts and the impact of the COVID-19 pandemic.
A core initiative to our growth plan is to maintain a healthy retention rate across our EHR base and pursue conservative growth of new EHR clients, as they are critical to driving cross-sales with TruBridge. To obtain conservative growth of new EHR clients, we (1) target those hospitals under 100 beds in the United States that we believe are currently using a vendor that we have determined is vulnerable based on a variety of factors and (2) target English speaking countries outside the U.S. through active marketing efforts and establishing strategic business relationships. Our goal in the ambulatory market is to aggressively target physician practices in those communities where the local hospital is a current CPSI client.
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

	Year ended December 31,
(In thousands)	2021	2020	2019
Sales revenues:
Domestic	$274,521	$257,883	$270,966
International(1)	6,108	6,605	3,668
	$280,629	$264,488	$274,634

(1) International sales revenues are related to the Caribbean nation of St. Maarten, the islands of Turks and Caicos, Canada, England, Australia, the United Arab Emirates and the Netherlands.
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
Marketing Strategy
Our corporate marketing strategy positions CPSI as a healthcare solutions company serving community healthcare organizations through our family of healthcare information technology companies.
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
Backlog
Backlog consists of revenues we reasonably expect to recognize over the next twelve months under existing contracts. The revenues to be recognized may relate to a combination of one-time fees for system sales and recurring fees for support and maintenance and TruBridge services. As of December 31, 2021, we had a twelve-month backlog of approximately $5 million in connection with non-recurring system purchases and approximately $281 million in connection with recurring payments under support and maintenance and TruBridge services. As of December 31, 2020, we had a twelve-month backlog of approximately $10 million in connection with non-recurring system purchases and approximately $242 million in connection with recurring payments under support and maintenance and TruBridge services.

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
Our principal competitors in the business management, consulting and managed IT services (which includes the services of recently-acquired HRG) market are Resolution Health, Inc., The Outsource Group Inc., Patient Focus, Inc., Xtend Healthcare Inc., Ensemble Health Partners, and nThrive, Inc. All of these companies provide one or more of the services we offer, with their primary focus being on business management services. The services they offer are comparable in scope to the competing services we offer. These companies all focus on providing services to the healthcare market. Secondary competitors include ARx LLC, Citadel Outsource Group LLC, Patient Matters, LLC, KIWI-TEK, LLC, and Aviacode Inc. Our principle competitors for RCM solutions include RelayHealth Corp, SSI Group, LLC, Quadax Inc., Change Healthcare Holdings, Inc., Availity, LLC, and Navicure, Inc. Get Real Health's primary competitors include Relay Health, Get Well Network/Healthloop, Apollo Care Connect, Bridge Patient Portal, eClinicalWorks Patient Portal, Influence Health, and InteliChart. TruCode's primary competitors include 3M, Nuance and Optum.
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
The collection, use, storage, disclosure, transfer, or other processing of any personal data regarding individuals in the European Union, including personal health data, is subject to the European Union’s General Data Protection Directive (“GDPR”), which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.
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
The Board of Directors is responsible for exercising oversight of management’s identification of, and planning for, the material risks facing the Company, and we believe our policies and procedures are adequate to ensure that relevant information about cybersecurity risks and incidents is appropriately reported and disclosed. During 2020, the Board authorized the formation of an Innovation and Technology Committee comprised of members of the Board. This Committee’s responsibilities include, but are not limited to, more closely monitoring and collaborating with the Company’s Governance, Risk & Compliance (“GRC”) Committee. The purpose of the GRC is to assist the Board in fulfilling its oversight responsibility with respect to the Company's risk management, ethics programs, and information security/privacy programs. The oversight responsibility of the GRC includes, but is not limited to, planning and conducting audits, conducting investigations, assuring compliance with relevant laws, and ensuring compliance with the Company's Code of Conduct and Business Ethics and related policies. The GRC consists of a cross functional leadership team including the Chief Technology Officer, Corporate Information Security Officer, Chief Innovation Officer, Senior Vice President of TruBridge, Corporate Compliance Officer, Corporate General Counsel, and Chief Financial Officer.

Additionally, we appointed a Security Operations Center ("SOC") Director to oversee a number of initiatives designed to improve our cybersecurity protection, readiness and response. The Company partnered with a third party to provide Security as a Service ("SECaaS") to assist our internal SOC in reducing the likelihood and impact of a cybersecurity attack. The SOC oversees penetration testing, vulnerability scanning, intrusion prevention, endpoint and insider threat detection, log management and other cybersecurity-related projects. The Company consulted with third parties in 2017 and 2018 to conduct an evaluation of our cybersecurity risks. The Company also consulted with third parties to achieve ISO 27001 certification related to information security management, which was achieved during 2020. Finally, all users employed by or contracted to the Company are required to complete annual cybersecurity education and training, which includes identifying suspicious emails, internet threats, telecommunication threats and ransomware.
Although a portion of our workforce has returned to in-office environments following guidelines established by the Centers for Disease Control and Prevention, the successful expansion of work-from-home arrangements during the COVID-19 pandemic, in terms of employee productivity and satisfaction, has resulted in many of these arrangements becoming permanent. As such, we anticipate that our go-forward workforce will be more heavily distributed to remote work environments, and we will continue to focus on not introducing vulnerabilities into our technology systems..
Intellectual Property
We regard some aspects of our internal operations, software and documentation as proprietary, and rely primarily on a combination of contract and trade secret laws to protect our proprietary information. We believe, because of the rapid pace of technological change in the computer software industry, trade secret and copyright protection is less significant than factors such as the knowledge, ability and experience of our employees, frequent software product enhancements and the timeliness and quality of our support services. The source code for our proprietary software is protected as a trade secret. We enter into confidentiality or license agreements with our vendors, consultants and clients, and control access to and distribution of our software, documentation and other proprietary information. We cannot guarantee that these protections will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.
We do not believe our software products or other CPSI proprietary rights infringe on the property rights of third parties. However, we cannot guarantee that third parties will not assert infringement claims against us with respect to current or future software products or that any such assertion may not require us to enter into royalty arrangements or result in costly litigation.
Material Government Regulations

Our business operations are subject to various federal, state and international laws, and our products and services are governed by a number of rules and regulations. For example, we are affected by the following regulations:

•As discussed above, the HIPAA security and privacy standards affect our claims transmission services, since those services must be structured and provided in a way that supports our clients’ HIPAA compliance obligations, and GDPR is applicable to certain of our activities conducted from an establishment in the EU and our operations that are targeting clients and activities within the EU.

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

Although there is no assurance that existing or future government laws, rules and other regulations applicable to our operations, products or services will not have a material adverse effect on our capital expenditures, results of operations and competitive position, we do not currently anticipate materially increased expenditures in response to government regulations or future material impacts to our results or competitiveness. These regulations and related risks are described in more detail below under “Risk Factors” beginning on page 25 of this Annual Report.

Human Capital
As of December 31, 2021, we had approximately 2,000 employees, the substantial majority of which are located at our offices in Alabama, Mississippi, Pennsylvania, and Minnesota. None of our employees are covered by a collective bargaining agreement or are represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages and we consider our relations with our employees to be good.
We seek to be an employer of choice to attract and retain top talent in order to deliver a one-of-a-kind service and to fully leverage the strengths of our workforce to exceed customer expectations and meet our growth objectives. By improving employee satisfaction, retention, and engagement, we also improve our ability to support our customers and protect the long-term interests of our stockholders. To that end, we strive to foster an engaged, diverse, inclusive, safe, purpose-driven culture where employees have equitable opportunities for success.
COVID-19 Response
As the impact of COVID-19 continues to evolve, so have our processes. In true CPSI spirit, our talented leaders and employees focused their attention on keeping each other, our families, and our clients safe; supporting our clients’ vital missions; and protecting our business.
CPSI has continued to monitor correspondence from the Centers for Disease Control and Prevention ("CDC") and other federal and state agencies for developments and updated guidance on COVID-19. While we continue to follow the guidance of public health agencies, CPSI launched an internal employee taskforce to monitor COVID-19 developments. Their focus is to build internal strategies designed to protect our employees and our customers, and to highlight areas of critical importance to support the execution of business outcomes. The taskforce is comprised of cross-functional business leaders that evaluate changing risks and respond appropriately through employee communication design and policy updates.
Out of sincere commitment to and concern for our employees, their families and communities, CPSI took several actions to outwardly display our corporate responsibility for a safe and healthy workforce and to mitigate disruptions to business operations, such as: hosted on-site vaccine clinics for employees and their families, offered paid-time off to receive the COVID-19 vaccinations, held an employee vaccine incentive drawing, and other virtual employee engagement communications.
We are continuing to monitor and address COVID-19’s ongoing effects on our employees and their families, our clients, and the healthcare communities which we support.
Diversity, Equity and Inclusion
We are committed to creating a welcoming and inclusive environment, where everyone is inspired to be the best they can be and feels empowered to openly express opinions and ideas that help drive innovation, progress, and excellence. We eagerly promote our relentless commitment to creating an inclusive and respectful culture across our family of companies. We are steadfast in our responsibility to embrace the diversity of all people and demonstrate our values – collaborative, dependable, proactive, empathetic and agile - with an unwavering focus on those essential to the Company achieving sustainable and meaningful growth. We have a long-standing commitment to equal employment opportunity ("EEO"), as evidenced by the Company’s EEO policy.
As part of our commitment the Company launched our Inclusion, Diversity, Equity Alliance ("Team IDEA") in 2020, an employee-led council with executive sponsorship that is focused on strengthening company-wide engagement on diversity, equity and inclusion, providing learning opportunities for our employees, and helping to identify areas for improvement and monitor progress against these initiatives. In 2021, Team IDEA executed on three initiatives: engaged employees through a series of monthly Diversity, Equity and Inclusion ("DEI") awareness topics with unique activities to promote a comprehensive employee learning experience, launched a DEI Employee Survey, and deployed policy updates that provide a greater sense of inclusiveness.

Now, more than ever, we are committed to listening with open hearts and leading with empathy — toward each other, toward our customers and toward our healthcare communities. We continue to invite our people leaders, board, clients, and community leaders, along with our chief people officer, to advise us along this journey.
Compensation and Benefits
We compensate employees with competitive wages and benefit programs designed to meet employee needs. Our compensation program is designed to recognize our employees' contributions to service excellence and business results. We use a combination of fixed and variable pay including base salary, bonus, commissions and merit increases which vary across the Company. In addition, as part of our incentive plan for executives and certain employees, we provide share based compensation to attract, retain and motivate our key leaders. For further information concerning our equity incentive plans, see Note 9, Stock-based Compensation and Equity.
As the success of our employees is fundamentally connected to the well being of our people, our healthcare and benefit programs focus on three key pillars: physical, emotional, and financial well-being. We offer a wide array of benefits including comprehensive health and welfare insurances, a 401(K) plan with employer-match, generous time-off, paid maternity leave, identity theft insurance, and financial support. We provide emotional well-being services through our medical carrier and associated Employee Assistance Program. In addition, our financial education tools offer employees resources to reach their personal financial goals.
We continue to partner with our employees to understand how we can better support their health and wellness while allowing them to be their true and authentic selves at work every day.
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
J. Boyd Douglas – President and Chief Executive Officer. J. Boyd Douglas, age 55, has served as our President and Chief Executive Officer since May 2006. He was first elected as a director in March 2002. Mr. Douglas began his career with us in August 1988 as a Financial Software Support Representative. From May 1990 until November 1994, Mr. Douglas served as Manager of Electronic Billing, and from December 1994 until July 1999, he held the position of Director of Programming Services. From July 1999 until May 2006, Mr. Douglas served as our Executive Vice President and Chief Operating Officer.

David A. Dye – Chief Growth Officer. David A. Dye, age 52, was appointed as our Chief Growth Officer in November 2015, having previously served as our Chief Financial Officer, Secretary and Treasurer from June 2010 until November 2015. Mr. Dye served as our President and Chief Executive Officer from July 1999 to May 2006. He was first elected as a director in March 2002 and served as our Chairman of the Board from May 2006 until April 2019. Mr. Dye began his career with CPSI in May 1990 as a Financial Software Support Representative and served in various capacities until July 1999. Mr. Dye served as a director of Bulow Biotech Prosthetics, LLC, a company headquartered in Nashville, Tennessee that operates prosthetic clinics in the Southeastern United States, from July 2006 until October 2018.
Christopher L. Fowler – Chief Operating Officer and President (TruBridge). Christopher L. Fowler, age 46, was appointed as our Chief Operating Officer in November 2015 and has served as the President of TruBridge since its formation in January 2013. Prior to the formation of TruBridge, Mr. Fowler served as CPSI’s Vice President - Business Management Services, beginning in March 2008. Mr. Fowler began his career with CPSI in May 2000 as a Software Support Representative and later as a manager of Financial Software Services. From August 2004 until March 2008, Mr. Fowler served as Assistant Director and Director of Business Management Services.
Matt J. Chambless – Chief Financial Officer, Secretary and Treasurer. Matt J. Chambless, age 41, was appointed as our Chief Financial Officer, Secretary and Treasurer in November 2015, having previously served as our Director of Financial Reporting from March 2012 until November 2015. Prior to joining CPSI, Mr. Chambless served as the Accounting Manager for Northside Hospital System from May 2011 until March 2012 and as an audit professional, including an Audit Manager, for Grant Thornton, LLP from August 2004 to May 2011.
Robert D. Hinckle – Senior Vice President–Client Services. Robert D. Hinckle, age 52, served as our Vice President - Software Services from October 2004 until January 2013 and has served as our Senior Vice President - Client Services since January 2013. Since beginning his career with CPSI in 1995 as a Financial Software Support Representative, Mr. Hinckle has worked in various positions in our Software Services Division, including Team Manager, Assistant Director and Director of that division.
Amaris A. McComas - Chief People Officer. Amaris A. McComas, age 39, was appointed as our Chief People Officer in May 2021. Prior to joining CPSI, Ms. McComas served as the Head of HR Transformation and Strategy for Equitable from January 2020 until April 2021. She also held various HR leadership roles at Teachers Insurance and Annuity Association of America ("TIAA") from August 2016 until January 2020, including Senior Director of Talent Acquisition, Head of Talent and Learning for TIAA Bank, and Senior HR Business Partner for the Office of the CFO.
Dawn M. Severance - Senior Vice President of Sales (TruBridge). Dawn M. Severance, age 52, was appointed as our Senior Vice President of Sales for TruBridge in January 2021. Ms. Severance joined CPSI as part of the Healthland acquisition in 2016 where she served as Vice President of Sales. From 2002 until 2016, she served in various roles within Healthland, including Implementation and Application Specialist before moving into Account Management and Sales.
J. Patrick Murphy - Senior Vice President (TruBridge). J. Patrick Murphy, FHFMA, MBA, age 49, was appointed as our Senior Vice President (TruBridge) in January 2021. Mr. Murphy began his career with CPSI in 2011 as a Director of Consulting Services and served as a Senior Director of Consulting Services from October 2017 until March 2018 followed by Vice President - Business Services from March 2018 until January 2021.
Claire H. Stephens - Senior Vice President (AHT). Claire H. Stephens, age 45, was appointed as our Senior Vice President (AHT) in October 2020. Ms. Stephens served as Vice President of Client Services for AHT from March 2014 until October 2020. Since beginning her career with AHT in February 2000 as a software implementation representative, Ms. Stephens served in various positions in Client Services, including Senior Services Representative and Staff Training Manager, and served as the Director of Client Services from 2005 until March 2014.
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
Beginning in March 2020, the global pandemic related to the novel coronavirus COVID-19 began to impact the global economy and our results of operations. Because of the size and breadth of this pandemic, all of the direct and indirect consequences of COVID-19 are not yet known and may not emerge for some time. Risks presented by the ongoing effects of COVID-19 include the following:
•Revenues, Gross Margin, and Income. The impact of COVID-19 on our community hospital client base, and the related decrease in patient volumes, have negatively impacted, and will continue to negatively impact, our variable revenues, gross margins and income driven by collection volume. Additionally, new EHR system installations have been, and will continue to be, negatively impacted by restrictive travel and social distancing protocols. The Company began to experience these impacts in March 2020, which increased in significance in the second quarter of 2020 before gradually improving over the remainder of 2020 and 2021. However, uncertainty remains with respect to the pace of economic recovery, as well as the potential for resurgences in transmission of COVID-19 and related business closures due to the emergence of virus variants and vaccine hesitancy and refusal among various populations. In addition, although we have experienced no notable disruption to our operating cash flows through the date of this report, we currently expect that the aforementioned limitations on travel and decreased client patient volumes will ultimately result in decreased cash collections from our customers as long as these conditions persist. For further discussion, see “Failure to maintain our margins and services rates for implementation services could have a material adverse effect on our operating performance and financial conditions”.
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
Cost-containment measures instituted by healthcare providers as a result of regulatory reform or otherwise could result in a reduced allocation of capital funds. Such a reduction could have an adverse effect on our ability to sell our systems and related services. Although the Biden administration promises to prioritize public health by fortifying and expanding implementation of such laws and legislation, we cannot predict what effect, if any, such additional proposals or healthcare reforms might have on our business, financial condition and results of operations.
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
Patient Access Rights. In March 2020, the Office of National Coordinator for Health Information Technology ("ONC") of the U.S. Department of Health and Human Services ("HHS") released the "21st Century Cures Act: Interoperablity, Information Blocking, and the ONC Health IT Certification Program, Final Rule." The rule implements several of the key interoperability provisions included in the 21st Century Cures Act. Specifically, it calls on developers of certified EHRs and health IT products to adopt standardized APIs, which will help allow individuals to securely and easily access structured and unstructured EHI formats using smartphones and other mobile devices. This provision and others included in the final rule create a potentially lengthy list of certification and maintenance of certification requirements that developers of EHRs and other health IT products have to meet in order to maintain approved federal government certification status. Meeting and maintaining this certification status could require additional development costs.
The ONC rule also implements the information blocking provisions of the 21st Century Cures Act, including identifying reasonable and necessary activities that do not constitute information blocking. Under the 21st Century Cures Act, the HHS has the regulatory authority to investigate and assess civil monetary penalties of up to $1,000,000 against health IT developers and/

or providers found to be guilty of "information blocking." This new oversight and authority to investigate claims of information blocking creates significant risks for us and our clients and could potentially create substantial new compliance costs.
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
Our principal competitors in the acute EHR market are Cerner Corporation, Medical Information Technology, Inc. ("Meditech"), and MEDHOST, Inc. These companies compete with us directly in our target market of small and midsize hospitals. They offer products and systems that are comparable to our solutions and address the needs of hospitals in the markets we serve.
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
Our principal competitors in the business management, consulting and managed IT services (which includes the services of recently-acquired HRG) market are Resolution Health, Inc., The Outsource Group Inc., Patient Focus, Inc., Xtend Healthcare Inc., Ensemble Health Partners, and nThrive, Inc. All of these companies provide one or more of the services we offer, with their primary focus being on business management services. The services they offer are comparable in scope to the competing services we offer. These companies all focus on providing services to the healthcare market. Secondary competitors include ARx LLC, Citadel Outsource Group LLC, Patient Matters, LLC, KIWI-TEK, LLC, and Aviacode Inc. Our principle competitors for RCM solutions include RelayHealth Corp, SSI Group, LLC, Quadax Inc., Change Healthcare Holdings, Inc., Availity, LLC, and Navicure, Inc. Get Real Health's primary competitors include Relay Health, Get Well Network/Healthloop, Apollo Care Connect, Bridge Patient Portal, eClinicalWorks Patient Portal, Influence Health, and InteliChart. TruCode's primary competitors include 3M, Nuance and Optum.
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
We recently completed the acquisitions of TruCode and HRG, and we may engage in future acquisitions. Such strategic acquisitions may be expensive, time consuming, and subject to other inherent risks which may jeopardize our ability to realize anticipated benefits.
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
We use offshore third-party partners in India, Panama, the Philippines and Kenya that expose us to risks that could have a material adverse effect on our operating costs.
Our reliance on an international workforce exposes us to business disruptions caused by the political and economic environment in those regions. Terrorist attacks and acts of violence or war may directly affect our workforce or contribute to general instability. Our global business services operations require us to comply with local laws and regulatory requirements, which are complex and of which we may not always be aware, and expose us to foreign currency exchange rate risk. Our global business services operations may also subject us to trade restrictions, reduced or inadequate protection for intellectual property rights, security breaches, and public health events, including the COVID-19 pandemic and other factors which may adversely affect our business. Negative developments in any of these areas could increase our operating costs or otherwise harm our business. In addition, local laws and customs in countries in which we contract with third-party partners may differ from those in the U.S. For example, it may be a local custom for businesses to engage in practices that are prohibited by our internal policies and procedures or U.S. laws and regulations applicable to us, such as the Foreign Corrupt Practices Act ("FCPA"). The FCPA generally prohibits U.S. companies from giving or offering money, gifts, or anything of value to a foreign official to obtain or retain business and requires businesses to make and keep accurate books and records and a system of internal accounting controls. We cannot guarantee that our employees, contractors, and agents will comply with all of our FCPA compliance policies and procedures. If we or our employees, contractors, or agents fail to comply with the requirements of the FCPA or similar legislation, government authorities in the U.S. and elsewhere could seek to impose civil or criminal fines and penalties which could have a material adverse effect on our business, operating results, and financial condition.
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
Our networks have been, and likely will continue to be, subject to Distributed Denial of Service ("DDoS") attacks. Recent industry experience has demonstrated that DDoS attacks continue to grow in size and sophistication and have the ability to widely disrupt services. In recent years, the size of DDoS attacks has grown rapidly. While we have adopted mitigation techniques, procedures and strategies to defend against DDoS attacks, there can be no assurance that we will be able to defend against every attack, especially as the attacks increase in size and sophistication. Any attack, even if only partially successful, could disrupt our networks, increase response time, negatively impact our ability to meet our service level obligations, and generally impede our ability to provide reliable service to our customers and the broader internet community.
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
As of December 31, 2021, we had approximately $100.4 million of indebtedness, which includes $69.4 million under our term loan facility and $31.0 million borrowed under our revolving credit facility. We also had $79.0 million of unused commitments under our revolving credit facility as of December 31, 2021. Our acquisition of HRG on March 1, 2022, was funded by an additional $48 million borrowing under our revolving credit facility. As a result, our total indebtedness increased to approximately $148.4 million, with total amounts borrowed under our revolving credit facility increasing to $79 million and related unused commitments decreasing to $31 million.
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
In addition, the credit agreement governing our term loan facility and revolving credit facility contains restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. See "The terms of the credit agreement governing our term loan facility and revolving credit facility may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions."
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
A significant portion of our facilities and employees are located within 30 miles of the coast of the Gulf of Mexico. Our facilities are vulnerable to significant damage or destruction from hurricanes and tropical storms. Such disasters may become more frequent and/or severe as the result of climate change. We are also vulnerable to damage from other types of disasters, including tornadoes, fires, floods and similar events. If any disaster were to occur, our ability to conduct business at our facilities could be seriously impaired or completely destroyed. This would have adverse consequences for our clients who depend on us for system support or business management, consulting and managed IT services. Also, the servers of clients who use our remote access services could be damaged or destroyed in any such disaster. This would have potentially devastating consequences to those clients. Although we have an emergency recovery plan, including back-up systems in remote locations, there can be no assurance that this plan will effectively prevent the interruption of our business due to a natural disaster. Furthermore, the insurance we maintain may not be adequate to cover our losses resulting from any natural disaster or other business interruption. Moreover, we could be affected by climate change and other environmental issues to the extent such issues adversely affect the general economy, adversely impact our supply chain or increase the costs of supplies needed for our operations, or otherwise result in disruptions impacting the communities in which our facilities are located.
We are exposed to market risk related to interest rate changes.
We are exposed to market risk related to changes in interest rates as a result of the floating interest rates applicable to the outstanding debt under our term loan facility and revolving credit facility. The interest rate for the outstanding debt under our term loan facility and revolving credit facility as of December 31, 2021 was 2.75%. Borrowings under our term loan facility and revolving credit facility bear interest at a base rate, a LIBOR rate, or a combination of the two, as elected by us, plus an applicable margin. The base rate is determined by reference to the greatest of (a) the prime lending rate of Regions Bank, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate plus one percent per annum. The LIBOR rate is determined by reference to the interest rate for dollar deposits in the London interbank market for the interest period relevant to such borrowings, adjusted as set forth in the credit agreement. There is no cap on the maximum interest rate for borrowings under our term loan facility and revolving credit facility. A one hundred basis point change in interest rate on our borrowings outstanding as of December 31, 2021 would result in a change in interest expense of approximately $1.0 million annually.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
On April 5, 2021, the Company relocated its principal executive office pursuant to a sublease for 20,093 square feet of office space in downtown Mobile, Alabama. Our corporate campus is located on approximately 16.5 acres in Mobile, Alabama and includes approximately 135,500 square feet of office space. Our main campus building consists of approximately 66,000 square feet of office and warehouse space. We also have eleven additional smaller campus buildings consisting of approximately 6,000 square feet of office space each and an additional campus building consisting of approximately 3,500 square feet. The Company also owns 11.3 acres of undeveloped real property adjacent to our corporate campus.
We lease the remainder of our facilities in various locations in the United States, including: Mobile, Alabama; Pottsville, Pennsylvania; Glenwood, Minnesota; Marshall, Minnesota; Plymouth, Minnesota; Ridgeland, Mississippi; Spokane, Washington and Rockville, Maryland. The terms of these leases generally range in length from one to twelve years, and all of the leases contain options to incrementally extend the lease period. During 2021, we had one lease which expired and the Company did not renew: Monroe, Louisiana. Additionally, on July 28, 2021, the Company terminated its lease agreement for approximately 45,000 square feet of office space in Fairhope, Alabama. In 2022, we have two leases that are set to expire: Pottsville, Pennsylvania and Marshall, Minnesota. The Company intends to renew the lease for Pottsville, Pennsylvania and let the Marshall, Minnesota lease expire in the normal course.

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
Market for CPSI Common Stock
As of March 14, 2022, there were approximately 88 registered holders of our common stock, as provided to us by our transfer agent. This number does not include the number of beneficial owners whose shares are held in "street" names by broker-dealers and other institutions who hold shares on behalf of their clients. As of March 14, 2022, there were 14,621,905 shares of common stock outstanding.
CPSI’s common stock is listed on the NASDAQ Global Select Market under the symbol "CPSI."
Dividends
On November 2, 2017, the Company announced that our Board of Directors adopted a fixed dividend policy for the payment of quarterly dividends, and on September 4, 2020, our Board of Directors opted to indefinitely suspend all quarterly dividends. The indefinite suspension of quarterly dividends was concurrent with the authorization of a stock repurchase program, aligning with the Company's capital allocation strategy that prioritizes flexibility to allow for more opportunistic uses of capital. Our Board of Directors will take into account such matters as general business conditions, capital needs, our financial results, available liquidity and such other factors as our Board of Directors may deem relevant in future dividend declarations. Additionally, the terms of our Credit Agreement restrict our ability to pay dividends. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources-Credit Agreement” included herein.
Purchases of Equity Securities
The following table summarizes our repurchase of equity securities during the three months ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)

October 1, 2021 - October 31, 2021	—	$—	—	$28,184,550
November 1, 2021 - November 30, 2021	3,134	$29.68	3,134	$28,091,544
December 1, 2021 - December 31, 2021	—	$—	—	$28,091,544

Total	3,134	$29.68	3,134

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

ITEM 6.	[Reserved]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Background
CPSI is a leading provider of healthcare solutions and services for community hospitals and other healthcare systems and post-acute care facilities. Founded in 1979, CPSI offers its products and services through six companies - Evident, LLC ("Evident"), American HealthTech, Inc. ("AHT"), TruBridge, LLC ("TruBridge"), iNetXperts, Corp. d/b/a Get Real Health ("Get Real Health"), TruCode LLC ("TruCode") and Healthcare Resource Group, Inc. ("HRG"). These combined companies are focused on improving the health of the communities we serve, connecting communities for a better patient care experience, and improving the financial operations of our clients. The individual contributions of each of these companies towards this combined focus are as follows:
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
•TruCode, included within our TruBridge segment, provides configurable, knowledge-based software that gives coders, clinical documentation integrity specialists and auditors the flexibility to code according to their knowledge, preferences and experience.
•HRG, which was acquired on March 1, 2022 and will be included within our TruBridge segment, provides specialized RCM solutions for facilities of all sizes.
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
Management Overview
Strategy
Our core strategy is to achieve meaningful long-term revenue growth by cross-selling TruBridge services into our existing EHR customer base, expanding TruBridge market share with sales to new community hospitals and larger health systems, and pursuing competitive EHR takeaway opportunities in the acute and post-acute markets. During 2020, we engaged a top-tier international consulting firm to assess our core growth strategy, with the outcome of this eight-week engagement being the confirmation of our current core strategy and the identification of other innovative potential growth opportunities. We may also seek to grow through acquisitions of businesses, technologies or products if we determine that such acquisitions are likely to help us meet our strategic goals.
The opportunity to cross-sell TruBridge services is greatest within our Acute Care EHR customer base. As such, retention of existing Acute Care EHR customers is a key component of our long-term growth strategy by protecting this base of potential TruBridge customers, while at the same time serving as a leading indicator of our market position and stability of revenues and cash flows.
We determine retention rates by reference to the amount of beginning-of-period Acute Care EHR recurring revenues that have not been lost due to customer attrition from our production environment customer base. Production environment customers are those that are using our applications to document live patient encounters, as opposed to legacy environment customers that have view-only access to historical patient records. Historically, these retention rates had consistently remained in the mid-to-high 90th percentile ranges. However, fiscal years 2017 through 2019 saw retention rates decrease to the low 90th percentile ranges due to, among other factors, (i) post-acquisition customer concerns regarding our long-term commitment to the Centriq platform, acquired in January 2016, (ii) an intensified competitive market, primarily due to aggressive pricing and marketing by a highly disruptive new entrant into the Acute Care EHR marketplace, and (iii) the announced sunset of the Classic platform, also acquired in January 2016. During 2020 and 2021, retention rates returned to the mid-to-high 90th percentile ranges, as (i) the lingering effects of the Centriq acquisition continue to abate, (ii) the competitive environment continues to normalize as the aforementioned disruptive new entrant into this market has since departed the market altogether, and (iii) the Classic platform was sunset in the fourth quarter of 2019, with all related customers having either changed EHR vendors or migrated to one of our remaining EHR solutions.
As we pursue meaningful long-term revenue growth by leveraging TruBridge as a growth agent, we are placing ever-increasing value in further developing our already significant recurring revenue base to further stabilize our revenues and cash flows. As such, maintaining and growing recurring revenues are key components of our long-term growth strategy, aided by the aforementioned focus on customer retention. This includes a renewed focus on driving demand for subscriptions for our existing technology solutions and expanding the footprint for TruBridge services beyond our EHR customer base.
While the combination of revenue growth and operating leverage results in increased margin realization, we also look to increase margins through specific cost containment measures where appropriate as we continue to leverage opportunities for greater operating efficiencies. However, in the immediate future, we anticipate incremental margin pressure from the continued client transition from perpetual license arrangements to “Software as a Service” arrangements as described below.
Industry Dynamics
Turbulence in the U.S. and worldwide economies and financial markets impacts almost all industries. While the healthcare industry is not immune to economic cycles, we believe it is more significantly affected by U.S. regulatory and national health initiatives. In recent years, there have been significant changes to provider reimbursement by the U.S. federal government, followed by commercial payers and state governments. There is increasing pressure on healthcare organizations to reduce costs and increase quality while replacing the fee-for-service reimbursement model in part by enrolling in an advanced payment model that incentivizes high-quality, cost effective-care via value-based reimbursement. This pressure could further encourage adoption of healthcare IT and increase demand for business management, consulting, and managed IT services, as the future success of these healthcare providers is greatly dependent upon their ability to engage patient populations and to coordinate patient care across a multitude of settings, while optimizing operating efficiency along the way.
Additionally, healthcare organizations with a large dependency on Medicare and Medicaid populations, such as community hospitals, have been affected by the challenging financial condition of the federal government and many state governments and government programs. Accordingly, we recognize that prospective hospital clients often do not have the necessary capital to make investments in information technology while those with the necessary capital have become more selective in their investments. Despite these challenges, we believe healthcare IT will be an area of continued investment due to its unique potential to improve safety and efficiency and reduce costs while meeting current and future regulatory, compliance and government reimbursement requirements.
License Model Preferences
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
Although the overwhelming majority of our historical installations have been under a perpetual license model, the dramatic shift in customer preferences to a SaaS license model began during 2019, with 43% of the year's new acute care EHR installations being performed in a SaaS model, compared to only 12% in 2018. This shift in customer preference toward the SaaS license model has since continued, with SaaS installations representing approximately 68% of new acute care EHR installations during 2020 and 63% during 2021. These SaaS offerings are becoming increasingly attractive to our clients because this configuration allows them to obtain access to advanced software products without a significant initial capital outlay. We expect this trend to continue for the foreseeable future, with the resulting impact on the Company’s financial statements being reduced system sales revenues in the period of installation in exchange for increased recurring periodic revenues (reflected in system sales and support revenues) over the term of the SaaS arrangement. This naturally places downward pressure on short-term revenue growth and profitability metrics, but benefits long-term revenue growth and profitability which, in our view, is consistent with our goal of delivering long-term shareholder value.
For customers electing to purchase our technology solutions under a perpetual license, we have historically made financing arrangements available on a case-by-case basis, depending on the various aspects of the proposed contract and customer attributes. These financing arrangements continue to comprise the majority of our perpetual license installations, and include short-term payment plans and longer-term lease financing through us or third-party financing companies. During 2018, total financing receivables increased dramatically and had a significant impact on operating cash flows. This increase in financing arrangements was primarily due to two reasons. First, meaningful use stage 3 (“MU3”) installations are primarily financed through short-term payment plans and demand for such installations increased significantly in late 2017. Second, competitor financing options, primarily through accounts receivable management collections and Cloud EHR arrangements, have applied pressure to reduce initial customer capital investment requirements for new EHR installations, leading to the offering of long-term lease options. In 2019, we experienced a modest reduction in total financing receivables due to the natural exhaustion of the MU3 opportunity and the aforementioned dramatic shift in license preferences towards SaaS arrangements, the former of which also resulted in a positive impact to operating cash flows. A more substantial reduction in total financing receivables occurred in 2020, with an even greater reduction during 2021.
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
Margin Optimization Efforts
The aforementioned engagement during 2020 with a top-tier international consulting firm to assess our core growth strategy included an element geared towards margin optimization by identifying opportunities to further improve our cost structure. The end result was a margin optimization plan centered around execution against initiatives related to organizational realignment, expanded use of offshore partnerships and the use of automation to increase the efficiency and value of our associates' efforts.
Regarding the organizational realignment, on February 1, 2021, we committed to a reduction in force that resulted in the termination of approximately 1.0% of our workforce (21 employees). The reduction in force is a component of a broader strategic review of the Company's operations that is intended to more effectively align our resources with business priorities. Substantially all of the employees impacted by the reduction in force exited the Company in the first quarter of 2021, with the last of the impacted employees exiting in the third quarter. The Company incurred expenses of approximately $2.7 million related to the reduction in force. These expenses consisted of one-time termination benefits to the affected employees, including but not limited to severance payments, healthcare benefits, and payments for accrued vacation time. As a result of the reduction in force, the Company expects to realize approximately $3.9 million in annual savings compared to prior expense levels.
The remaining margin optimization initiatives of enhanced leveraging of offshore partnerships and automation have commenced and, to date, have provided meaningful efficiencies to our operations, particularly within TruBridge. As a service organization, TruBridge's cost structure is heavily dependent upon human capital, subjecting TruBridge to the complexities and risks associated with this resource. Chief among these complexities and risks is the ever-present pressure of wage inflation, which has recently become a reality as national and international economies recover from the economic downturn caused by the COVID-19 pandemic. We believe that our efforts towards margin optimization are well-timed, enabling a rapid response to actual or expected wage inflation in order to preserve TruBridge gross margins, but we cannot guarantee that these efforts will fully eliminate any related margin deterioration.

Labor Capitalization
During the second quarter of 2021, our ongoing monitoring activities associated with the capitalization of software development costs and the related correlation between capitalization rates and operational metrics designed to reflect the distribution of work revealed that our then-current labor capitalization methodology did not fully reflect all of the critical activities necessary to develop software assets. Consequently, during the second quarter of 2021, we elected to change our method of estimating the labor costs incurred in developing software assets requiring capitalization under ASC 350-40, Internal Use of Software. Prior to this change, we estimated the associated labor costs using an estimated time-equivalent for workload metrics commonly utilized within agile software development environments. With this change, we now estimate these labor costs using the distribution of these agile workload metrics between capitalizable and non-capitalizable units of work. We believe this change is preferable as the new methodology better estimates capitalizable labor costs and is consistent with industry best practices. We have determined that this change in accounting for software development costs is a change in accounting estimate effected by a change in accounting principle and, as such, has been accounted for on a prospective basis. In connection with this change, we capitalized $8.8 million of software development costs during 2021. We estimate that the effect of this change was to increase capitalized amounts by approximately $4.6 million during 2021 with a corresponding decrease to product development costs.
COVID-19
The continuing impacts of COVID-19 and related economic conditions on the Company’s results are highly uncertain and outside the Company’s control. The scope, duration and magnitude of the direct and indirect effects of COVID-19 continue to evolve in ways that are difficult or impossible to anticipate.
At the outset of the COVID-19 pandemic, community hospital patient volumes in the United States and other countries around the world rapidly deteriorated, negatively impacting the revenues, gross margins, and income of our TruBridge service offerings. Although these patient volumes have since largely recovered, the persistence of the pandemic and the unprecedented nature of the resulting challenges it has imposed on national and global healthcare and economic systems make the path to complete recovery uncertain for community hospitals and may negatively impact the future financial performance of our TruBridge services. Additionally, new EHR system installations have been, and may continue to be, negatively impacted by restrictive travel and social distancing protocols. The Company began to experience these impacts in March 2020, which increased in significance during the second quarter of 2020 before gradually improving over the remainder of 2020 and 2021. However, uncertainty remains with respect to the pace of economic recovery, as well as the potential for resurgence in transmission of COVID-19 and related business closures due to the emergence of virus variants and vaccine hesitancy and refusal among various populations.
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
•TruBridge revenues - Decreased levels of patient volume within our community hospital client base negatively impact our revenues for our TruBridge service offerings as the overwhelming majority of TruBridge revenues are directly or indirectly correlated with client patient volumes. This decline in revenues has a negative impact on gross margins and income. Although TruBridge revenues have improved significantly from their pandemic-caused lows, we cannot predict the potential negative impacts any COVID-19 resurgence will have on patient volumes and the resulting revenues.
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

•Cash collections – A delay in client cash collections due to COVID-19’s impact on national reimbursement processes, and client focus on managing their own organizations’ liquidity during this time, impact our cash collections. The federal government has allocated unprecedented resources specifically designed to assist healthcare providers with their operating and capital needs during the pandemic, allocating a total of $175 billion through the Coronavirus Aid, Relief, and Economic Security (CARES) Act Provider Relief Fund. While these funds certainly helped mitigate the financial pressures our clients faced, the clinical and operational challenges remain immense and are likely to cause certain of our customers to continue to aggressively manage cash resources in order to preserve liquidity, resulting in uncharacteristic aging of our trade accounts receivable. Additionally, the aforementioned decrease in community hospital patient volumes has had, and will continue to have, a negative impact on TruBridge billings for services and resulting revenues. These factors translate to lower cash flows from operating activities, which may impact how we execute under our capital allocation strategy and may adversely affect our financial condition.
2021 Financial Overview
We generated revenues of $280.6 million from the sale of our products and services during 2021, compared to $264.5 million during 2020, an increase of 6% that is primarily attributed to the aforementioned improvement in hospital patient volumes from the early days of the COVID-19 pandemic and the corresponding positive impact on TruBridge revenues. This increase in revenues is the primary driver behind the corresponding increase in net income, which increased by $4.2 million to $18.4 million during 2021, compared to $14.2 million during 2020. Despite this increased profitability, net cash provided by operating activities decreased by $1.4 million, from $49.1 million provided by operations during 2020 to $47.7 million provided by operations for 2021 as the aforementioned revenue increase coupled with delayed client cash collections resulted in a significant expansion of accounts receivable.

Results of Operations
The following table sets forth certain items included in our results of operations for each of the three years in the period ended December 31, 2021, expressed as a percentage of our total revenues for these periods:

	Year ended December 31,
	2021		2020		2019
(In thousands)	Amount	% Sales	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
System sales and support:
Acute Care EHR	$125,379	44.7%	$134,770	51.0%	$144,074	52.5%
Post-acute Care EHR	17,730	6.3%	18,184	6.9%	21,278	7.7%
Total system sales and support	143,109	51.0%	152,954	57.8%	165,352	60.2%
TruBridge	137,520	49.0%	111,534	42.2%	109,282	39.8%
Total sales revenues	280,629	100.0%	264,488	100.0%	274,634	100.0%
Costs of sales:
System sales and support:
Acute Care EHR	65,776	23.4%	64,540	24.4%	68,569	25.0%
Post-acute Care EHR	4,888	1.7%	4,821	1.8%	5,303	1.9%
Total system sales and support	70,664	25.2%	69,361	26.2%	73,872	26.9%
TruBridge	69,083	24.6%	58,881	22.3%	56,617	20.6%
Total costs of sales	139,747	49.8%	128,242	48.5%	130,489	47.5%
Gross profit	140,882	50.2%	136,246	51.5%	144,145	52.5%
Operating expenses:
Product development	30,389	10.8%	33,457	12.6%	36,861	13.4%
Sales and marketing	21,978	7.8%	22,835	8.6%	26,495	9.6%
General and administrative	50,022	17.8%	47,479	18.0%	45,200	16.5%
Amortization of acquisition-related intangibles	13,786	4.9%	11,421	4.3%	11,006	4.0%
Total operating expenses	116,175	41.4%	115,192	43.6%	119,562	43.5%
Operating income	24,707	8.8%	21,054	8.0%	24,583	9.0%
Other income (expense):
Other income	1,529	0.5%	1,494	0.6%	807	0.3%
Gain on contingent consideration	—	—%	—	—%	5,000	1.8%
Loss on extinguishment of debt	—	—%	(202)	(0.1)%	—	—%
Interest expense	(3,160)	(1.1)%	(3,562)	(1.3)%	(6,694)	(2.4)%
Total other income (expense)	(1,631)	(0.6)%	(2,270)	(0.9)%	(887)	(0.3)%
Income before taxes	23,076	8.2%	18,784	7.1%	23,696	8.6%
Provision for income taxes	4,646	1.7%	4,538	1.7%	3,228	1.2%
Net income	$18,430	6.6%	$14,246	5.4%	$20,468	7.5%

2021 Compared to 2020
Revenues
Total revenues for the year ended December 31, 2021 increased by $16.1 million, or 6%, compared to the year ended December 31, 2020.
System sales and support revenues, consisting of the Acute Care EHR and Post-acute Care EHR segments, decreased by $9.8 million, or 6%, from the year ended December 31, 2020. System sales and support revenues were comprised of the following for the years ended December 31, 2021 and 2020:

	Year ended December 31,
(In thousands)	2021	2020
Recurring system sales and support revenues (1)
Acute Care EHR	$108,440	$105,597
Post-acute Care EHR	16,472	16,272
Total recurring system sales and support revenues	124,912	121,869
Non-recurring system sales and support revenues (2)
Acute Care EHR	16,939	29,173
Post-acute Care EHR	1,258	1,912
Total non-recurring system sales and support revenues	18,197	31,085
Total system sales and support revenue	$143,109	$152,954

(1) Mostly comprised of support and maintenance, third-party subscriptions, and SaaS revenues.
(2) Mostly comprised of installation revenues from the sale of our acute and post-acute care EHR solutions and related applications under a perpetual (non-subscription) licensing model.
Recurring system sales and support revenues increased by $3.0 million, or 2%, during 2021. Acute Care EHR recurring revenues increased by $2.8 million, or 3%, as attrition from the Thrive and Centriq customer base has normalized to more historical levels and our SaaS customer base has continued to grow, strengthening recurring revenues. Post-acute Care EHR recurring revenues increased by $0.2 million, or 1%, as attrition has stabilized as we continue to make technological improvements to the AHT product line.
Non-recurring system sales and support revenues decreased by $12.9 million, or 41%, mostly driven by a $12.2 million, or 42%, decrease in Acute Care EHR non-recurring revenues. We installed our Acute Care EHR solutions at sixteen new hospital clients during 2021 (ten of which were under a SaaS arrangement, resulting in revenue being recognized ratably over the contract term; comparatively, revenues related to perpetual license arrangements are recognized when the related installation is complete) compared to twenty-five new hospital clients during 2020 (seventeen of which were under a SaaS arrangement). In addition to the decrease in the number of non-SaaS new customer implementations, the related non-recurring revenues decreased as 2020 benefited from a high volume of late-installing applications for non-SaaS implementations that went live in prior periods. Comparatively, the continued shift in customer preferences towards SaaS arrangements and the continuing impacts of COVID-19 on client purchasing and implementation plans have decreased the opportunities for such follow-on revenue activities for recent implementations and decreased demand for add-on applications within our existing Acute Care EHR customer base.
TruBridge revenues increased by $26.0 million, or 23%, compared to 2021. Our hospital clients operate in an environment typified by rising costs and increased complexity and are increasingly seeking to alleviate themselves of the ever-increasing administrative burden of operating their own business office functions. This increasing demand for services, coupled with the aforementioned impact of improving hospital patient volumes on TruBridge revenues, resulted in revenue increases of $8.6 million, or 21%, for our accounts receivable management services; $5.7 million, or 18%, for our insurance services division; and $1.4 million, or 16%, for our medical coding services. Additionally, increased demand for patient engagement solutions resulted in a revenue increase of $2.2 million, or 53%, related to GRH's solutions and services. Lastly, the acquisition of TruCode in May 2021 resulted in an additional $7.4 million of revenue during 2021.
Costs of Sales
Total costs of sales increased by $11.5 million compared to 2020. As a percentage of total revenues, costs of sales increased to 50% of revenues during 2021 from 48% during 2020.

Costs of Acute Care EHR system sales and support increased by $1.2 million, or 2%, compared to 2020, as our increased usage of vendor partnerships to fulfill customer needs increased the related costs of third-party software by $3.6 million, which was partially offset by a $2.1 million decrease in hardware costs associated with the decrease in non-recurring revenues. The gross margin on Acute Care EHR system sales and support decreased to 48% in 2021 from 52% in 2020, as the increase in costs of sales worked in tandem with decreased non-recurring revenues to decrease margins.
Costs of Post-acute Care EHR system sales and support increased slightly to $4.9 million in 2021 from $4.8 million in 2020. This slight increase in costs of sales coupled with the aforementioned decrease in non-recurring revenues resulted a slight decrease in the related gross margins to 72% in 2021 compared to 73% in 2020.
Our costs associated with TruBridge sales and support increased by $10.2 million, or 17%, in 2021, primarily driven by resource expansion necessitated by the growing customer base and improved patient volumes. The acquisition of TruCode in May 2021 resulted in an additional $1.7 million of costs of sales during 2021. The gross margin on these services increased to 50% in 2021, compared to 47% during 2020, as the growing recurring revenue base worked in tandem with operational efficiencies to increase margins.
Product Development
Product development expenses consist primarily of compensation and other employee-related costs (including stock-based compensation) and infrastructure costs incurred, but not capitalized, for new product development and product enhancements. Product development costs decreased by $3.1 million, or 9%, compared to 2020, with the primary driver being a $5.5 million, or 165%, increase in product development labor capitalization pursuant to the aforementioned change in our method of estimating the labor costs incurred in developing software assets requiring capitalization under ASC 350-40, Internal Use Software. This increased capitalization rate was partially offset by increased amortization of the related assets and increased payroll costs associated with expanding resources. The acquisition of TruCode in May 2021 resulted in $0.8 million of additional product development expenses during 2021.
Sales and Marketing
Sales and marketing costs decreased by $0.9 million, or 4%, compared to 2020. The aforementioned reduction-in-force combined with reduced non-recurring revenues resulted in decreased payroll and commission expenses. The acquisition of TruCode in May 2021 resulted in $0.4 million of additional sales and marketing expenses during 2021.
General and Administrative
General and administrative expenses increased by $2.5 million, or 5%, compared to 2020, mostly due to $2.5 million in severance costs associated with our 2021 reduction-in-force, an increase of $0.8 million in employee health claims, and the acquisition of TruCode in May 2021, which resulted in $1.1 million of additional general and administrative expenses during 2021 (exclusive of non-recurring transaction-related costs). Partially offsetting this aggregate $4.4 million increase in severance, employee health claims, and TruCode-related costs was a $1.8 million decrease in bad debt expense due to generally improved collections experience and the lack of any severe collectability determinations for customers with large receivables balances.
Amortization of Acquisition-Related Intangibles
Amortization expense associated with acquisition-related intangible assets increased by $2.4 million, or 21%, due to changes in estimates regarding the remaining useful lives of certain of our acquired intangible assets combined with the amortization of intangibles acquired in the TruCode acquisition.
Total Operating Expenses
As a percentage of total revenues, total operating expenses decreased to 41% in 2021 compared to 44% in 2020.
Total Other Income (Expense)
Total other income (expense) improved to expense of $1.6 million during 2021 compared to expense of $2.3 during 2020. This improvement was mostly attributable to a decreasing interest rate environment and lowered average amounts outstanding under our long-term debt facilities, resulting in a $0.4 million decrease in related interest expense.
Income Before Taxes
As a result of the foregoing factors, income before taxes increased to $23.1 million in 2021, compared to $18.8 million in 2020.

Provision for Income Taxes
Our effective income tax rates for 2021 and 2020 were 20% and 24%, respectively. Lowered provision-to-return adjustments resulted in an incremental 2.6% decrease in our effective tax rate for 2021 compared to 2020, while decreased tax shortfalls related to stock-based compensation arrangements resulted in an incremental 1.9% decrease in our effective tax rate for 2021 compared to 2020.
Net Income
Net income for 2021 increased by $4.2 million to $18.4 million, or $1.26 per basic and diluted share, compared with $14.2 million, or $0.98 per basic and diluted share, for 2020.
2020 Compared to 2019
To review the results of operations comparison of the year ended December 31, 2020 compared with the year ended December 31, 2019, please refer to our Annual Report on Form 10-K filed on March 12, 2021 with the Securities and Exchange Commission or follow the link below.
https://www.sec.gov/ix?doc=/Archives/edgar/data/1169445/000162828021004641/cpsi-20201231.htm
Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2021, our principal sources of liquidity consisted of cash and cash equivalents of $11.4 million and our remaining borrowing capacity under the revolving credit facility of $79.0 million, compared to $12.7 million of cash and cash equivalents and $105.0 million of remaining borrowing capacity under the revolving credit facility as of December 31, 2020. In conjunction with our acquisition of HHI in January 2016, we entered into a syndicated credit agreement which provided for a $125 million term loan facility and a $50 million revolving credit facility. On June 16, 2020, we entered into an Amended and Restated Credit Agreement that increased the aggregate principal amount of our credit facilities to $185 million, which includes a $75 million term loan facility and a $110 million revolving credit facility.
As of December 31, 2021, we had $100.4 million in principal amount of indebtedness outstanding under the credit facilities. We believe that our cash and cash equivalents of $11.4 million as of December 31, 2021, the future operating cash flows of the combined entity, and our remaining borrowing capacity under the revolving credit facility of $79.0 million as of December 31, 2021, taken together, provide adequate resources to fund ongoing cash requirements for the next twelve months and beyond. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of filing of this Annual Report on Form 10-K. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms. Aside from normal operating cash requirements, obligations under our Credit Agreement (as discussed below) and operating leases (see Note 15 - Operating Leases for further information), and opportunistic uses of capital in share repurchases and business acquisition transactions, we do not have any material cash commitments or planned cash commitments. Although the Company currently has no obligations related to planned acquisitions, the Company's strategy includes the potential for future acquisitions, which may be funded thorough draws on the credit facilities or the use of the other sources of liquidity described above. On March 1, 2022, we made a draw of $48.0 million on the revolving credit facility in connection with the closing of the HRG acquisition, leaving a remaining $31.0 million of available borrowing capacity under the revolving credit facility as of that date. A portion of the proceeds from the draw, together with available cash on hand, was used by CPSI to make the various required payments at the closing of the acquisition
Operating Cash Flow Activities
Net cash provided by operating activities decreased by $1.4 million, from $49.1 million for 2020 to $47.7 million for 2021, despite a $4.2 million increase in net income from 2020 to 2021. The decrease in cash flows provided by operating activities was primarily due to less cash-advantageous changes in working capital, most notably as it relates to accounts receivable. During 2020, accounts receivable contracted by $6.4 million, or 16%, driven by a 4% reduction in annual revenues coupled with a significant decrease in days sales outstanding ("DSO") from 52 days to 45 days. During 2021, accounts receivable expanded by $2.0 million, or 6%, driven by a corresponding 6% increase in annual revenues with DSO remaining unchanged at

45 days. The resulting impact to operating cash flows was a $3.7 million increase during 2020 compared to a $3.2 million decrease during 2021.
Investing Cash Flow Activities
Net cash used in investing activities increased from $6.7 million in 2020 to $69.9 million during 2021. Most notably, we used $59.6 million of cash during 2021 to fund our acquisition of TruCode, with no such acquisitions occurring during 2020. Cash outflows for purchases of property and equipment decreased from $3.3 million in 2020 to $0.9 million during 2021. This decrease in cash outflows is mostly due to the addition of a West Coast data center to enhance our remote hosting capabilities in 2020 without similar capital expenditures during 2021. Lastly, cash outflows related to capitalized internal software development efforts increased by $6.0 million due to the aforementioned change in methodology for estimating labor costs eligible for capitalization.
Financing Cash Flow Activities
During 2021, our financing activities were a net source of cash in the amount of $20.9 million, as $61.0 million in borrowings from our revolving line of credit were offset by long-term debt principal payments of $38.8 million and $1.3 million used to repurchase shares of our common stock, which are treated as treasury stock. Financing activities used $37.0 million during 2020, primarily due to $31.6 million net paid in long-term debt principal, $4.3 million cash paid in dividends and $1.3 million used to repurchase shares of our common stock.
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
Credit Agreement
As of December 31, 2021, we had $69.4 million in principal amount outstanding under the term loan facility and $31.0 million in principal amount outstanding under the revolving credit facility. Each of our credit facilities continues to bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted LIBOR rate for the relevant interest period, subject to a floor of 0.50%, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate, subject to the aforementioned floor, plus one percent per annum, or (3) a combination of (1) and (2). The applicable margin range for LIBOR loans and the letter of credit fee ranges from 1.8% to 3.0%. The applicable margin range for base rate loans ranges from 0.8% to 2.0%, in each case based on the Company's consolidated net leverage ratio.
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
The Amended and Restated Credit Agreement provides incremental facility capacity of $50 million, subject to certain conditions. The Amended and Restated Credit Agreement includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated net leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. The Amended and Restated Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio of 1.25:1.00 throughout the duration of such agreement. Under the Amended and Restated Credit Agreement, the Company is required to comply with a maximum consolidated net leverage ratio of 3.50:1.00. The Amended and Restated Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default. We believe that we were in compliance with the covenants contained in such agreement as of December 31, 2021.
The Amended and Restated Credit Agreement requires the Company to mandatorily prepay the credit facilities with 50% of excess cash flow (minus certain specified other payments). This mandatory prepayment requirement is applicable only if the Company's consolidated net leverage ratio exceeds 2.50:1.00. The Company is permitted to voluntarily prepay our credit facilities at any time without penalty, subject to customary “breakage” costs with respect to prepayments of LIBOR rate loans made on a day other than the last day of any applicable interest period. The excess cash flow mandatory prepayment requirement under the credit agreement did not result in a prepayment in 2021 or 2020.
Bookings
Bookings is a key operational metric used by management to assess the relative success of our sales generation efforts, and were as follows for the years ended December 31, 2021 and 2020, respectively:

(In thousands)	2021	2020
System sales and support (1)
Acute Care EHR	$37,633	$42,449
Post-acute Care EHR	3,240	6,341
Total system sales and support	40,873	48,790
TruBridge (2)	29,340	33,238
Total bookings	$70,213	$82,028

(1) Generally calculated as the total contract price (for system sales) including annualized contract value (for support) for perpetual license system sales and total contract price for SaaS sales.
(2) Generally calculated as the total contract price (for non-recurring, project-related amounts) and annualized contract value (for recurring amounts).
Sales activities during the first half of 2021 suffered from a number of incremental headwinds, chief among them being (a) COVID-19 related distractions, including increased infection rates for certain geographies and widespread focus on eventual vaccine rollouts, (b) reorganization transitions related to our February 2021 reduction-in-force, and (c) lower-value regulatory purchases required by the Centers for Medicare and Medicaid Services' Hospital Price Transparency mandate requiring hospitals to provide clear, accessible pricing information online. These topics disproportionately dominated sales discussions and resources. Such headwinds began dissipating during the third quarter of 2021, resulting in overall bookings growth of $2.2 million, or 5%, for the second half of 2021 compared to the second half of 2020. However, the significant impact of these headwinds placed severe pressure on bookings for the first half of the year, resulting in bookings for 2021 that were $11.8 million, or 14%, below 2020 levels.
Acute Care EHR bookings in 2021 decreased by $4.8 million, or 11%, compared to 2020, as the impact of the aforementioned headwinds on bookings experienced during the first half of 2021 outweighed the increased strength in demand for new EHR installations during the second half of 2021.
Bookings for our Post-acute EHR segment decreased by $3.1 million, or 49%. Bookings volumes during the second and third quarters of 2020 were unusually high, representing the highest bookings periods for this business segment since 2016. By comparison, bookings for 2021 were significantly impacted by the aforementioned headwinds.
TruBridge bookings decreased by $3.9 million, or 12%, despite large international client wins propelling a record year for GRH bookings, which increased to $9.0 million in 2021 compared to $2.4 million during 2020. Exclusive of GRH, TruBridge bookings from existing EHR customers decreased by $7.4 million, or 36%, from 2020 levels while bookings from outside our EHR client base decreased by $3.1 million, or 29%, due to the aforementioned headwinds.
Bookings represent our sales activity during the periods reported above. The amount and volume of pending contracts at the end of the period is described under “Business – Backlog.” Some of the contracts in our backlog are subject to modification or cancellation at the convenience of the customer, or for default in the event that we are unable to perform under the contract.

There can be no assurance that our bookings or backlog will result in actual revenue in any particular period, or at all, or that any contract included in backlog will be profitable.
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
System Sales and Support
The Company enters into contractual obligations to sell perpetual software licenses, installation, conversion and related training services, software application support, hardware, and hardware maintenance services to acute care community hospitals and post-acute care providers.
•Non-recurring Revenues
•Perpetual software licenses and installation, conversion, and related training services are not considered separate and distinct performance obligations due to the proprietary nature of our software and are, therefore, accounted for as a single performance obligation on a module-by-module basis. Revenue is recognized as each module's implementation is completed based on the module's stand-alone selling price ("SSP"), net of discounts. We determine each module's SSP using the residual method. Fees for licenses and installation, conversion, and related training services are typically due in three installments: (1) at placement of order, (2) upon installation of software and commencement of training, and (3) upon satisfactory completion of monthly accounting cycle or end-of-month operation by application and as applicable for each application. Often, short-term and/or long-term financing arrangements are provided for software implementations; refer to Note 11 - Financing Receivables for further information. Electronic health records ("EHR") implementations include a system warranty that terminates thirty days from the software go-live date, the date which the client begins using the system in a live environment.
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
TruBridge
TruBridge provides an array of business processing services ("BPS") consisting of accounts receivable management, private pay services, insurance services, medical coding, electronic billing, statement processing, payroll processing, and contract management. Fees are recognized over the period of the client contractual relationship as the services are performed based on the SSP, net of discounts. SSP for TruBridge BPS services is determined based on observable stand-alone selling prices. Fees for many of these services are invoiced, and revenue recognized accordingly, based on the volume of transactions or a percentage of client accounts receivable collections. Payment is due monthly for BPS with certain amounts varying based on utilization and/or volumes.
TruBridge also provides professional IT services. Revenue from professional IT services is recognized as the services are performed based on SSP, which is determined by observable stand-alone selling prices. Payment is due monthly as services are performed.
Lastly, TruBridge also provides certain software solutions and related support under SaaS arrangements and time-based software licenses. Revenue from SaaS arrangements is recognized in a manner consistent with SaaS arrangements for EHR software, as discussed above. Revenue from time-based software licenses is recognized upon delivery to the client (“point in time”) and revenue from non-license components (i.e., support) is recognized ratably over the respective contract term (“over time”). SSP for time-based licenses is determined using the residual approach, while the non-license component is based on cost plus reasonable margin.
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
Allowance for Credit Losses
Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The collectability of trade receivable balances is regularly evaluated based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns, resulting in the establishment of general reserves. Additionally, if it is determined that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material event impacting its business, a specific allowance for credit losses may be recorded to reduce the related receivable to the amount expected to be recovered. Refer to Note 11 of the consolidated financial statements included herein for a detailed discussion about our credit loss accounting policy related to trade accounts receivable.
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
As part of our annual goodwill impairment test, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a quantitative goodwill impairment assessment which compares the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds that reporting unit's fair value. If the fair value of the reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered to be impaired.
Critical estimates in valuing certain intangible assets and the fair value of the reporting unit during goodwill impairment tests include, but are not limited to, identifying reporting units, historical and projected customer retention rates, anticipated growth in revenue from the acquired customers, and expected future cash outflows.
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
As of October 1, 2021, the date of our most recent impairment test, our Post-acute Care EHR and TruBridge reporting units had fair values that were substantially in excess of their respective carrying values, at 50% and 240%, respectively. The calculated fair value of our Acute Care EHR reporting unit exceeded the reporting unit’s carrying value by 23% and, as such, poses a heightened risk of impairment if the reporting unit’s operating results were to decline in future periods. During the three months ended December 31, 2021, there were no identified indicators of impairment that required the Company to complete an interim quantitative assessment related to any of the Company’s reporting units or indefinitely-lived intangible assets.
Software Development Costs
Software development costs are accounted for in accordance with ASC 350-40, Internal-Use Software. We capitalize incurred labor costs for software development from the time the preliminary project phase is completed until the software is available for general release. Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. We estimate the useful life of our capitalized software and amortize its value on a straight-line basis over that estimated life, which is estimated to be five years. If the actual life of the asset is deemed to be impaired, a write-down of the value of the asset may be recorded as a charge to earnings. Amortization begins when the related features are placed in service.
Quantitative and Qualitative Disclosures about Market and Interest Rate Risk
Our exposure to market risk relates primarily to the potential change in the British Bankers Association London Interbank Offered Rate ("LIBOR"). We had $100.4 million of outstanding borrowings under our credit facilities with Regions Bank at December 31, 2021. The term loan facility and revolving credit facility bear interest at a rate per annum equal to an applicable margin plus (1) the Adjusted LIBOR rate for the relevant interest period, subject to a floor of 0.5%, (2) an alternate base rate determined by reference to the greatest of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate plus one percent per annum,subject to the aforementioned floor, or (3) a combination of (1) and (2). Accordingly, we are exposed to fluctuations in interest rates on borrowings under our credit facilities. A one hundred basis point change in interest rate on our borrowings outstanding as of December 31, 2021 would result in a change in interest expense of approximately $1.0 million annually. Certain tenors of LIBOR began being phased out in late 2021, with full discontinuation planned for mid-2023. We believe the rate selected as the preferred alternative to LIBOR will be an acceptable replacement rate when LIBOR is fully discontinued. However, we plan to continue using the available LIBOR tenors until 2023 and as such cannot reasonably estimate the expected impact of the planned discontinuation of LIBOR at this time.
We did not have investments as of December 31, 2021. We do not utilize derivative financial instruments to manage our interest rate risks.
Recent Accounting Pronouncements
There were no new accounting standards required to be adopted in 2021 that had a material impact on our consolidated financial statements, and we do not believe that any recently issued but not yet effective accounting standards, if adopted, would have a material impact on our consolidated financial statements.

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
Management assessed the effectiveness of CPSI’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on our assessment and those criteria, management believes that CPSI maintained effective control over financial reporting as of December 31, 2021.
We excluded TruCode, LLC ("TruCode"), which was included in our consolidated financial statements, from our assessment of internal control over financial reporting as of December 31, 2021 because it was acquired by the Company in a purchase business combination on May 12, 2021. The acquired business of TruCode excluded from our assessment represented approximately 1% of the Company's total assets as of December 31, 2021 and approximately 3% of the Company's consolidated total revenues for the year ended December 31, 2021.
The independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and has also issued its report on the effectiveness of the Company’s internal control over financial reporting included in this report on page 62.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
Computer Programs and Systems, Inc.:

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Computer Programs and Systems, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated March 15, 2022 expressed an unqualified opinion on those financial statements.

Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting ("Management's Report"). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of TruCode, LLC (“TruCode”), a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 1% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021. As indicated in Management’s Report, TruCode was acquired during 2021. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of TruCode.

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
March 15, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Stockholders
Computer Programs and Systems, Inc.:

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Computer Programs and Systems, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule included under item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 15, 2022 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Goodwill Impairment Assessment

As described further in Notes 2 and 12 to the consolidated financial statements, management evaluates goodwill for impairment on an annual basis as of October 1, or more frequently if impairment indicators exist, at the reporting unit level. Management estimated the fair values of its reporting units using a combination of the income and market approaches. The determination of the fair value of the reporting units requires management to make significant estimates and assumptions related to forecasts of future revenues and operating expenses and discount rates. We identified the goodwill impairment assessment of the acute reporting unit as a critical audit matter.

The principal considerations for our determination that the goodwill impairment assessment of the acute reporting unit is a critical audit matter is that changes in the assumptions related to forecasts of future revenues, operating expenses and discount rates could materially affect the determination of the fair value of the reporting unit, the amount of any goodwill impairment charge, or both. Management utilized significant judgment when estimating the fair value and carrying value of the reporting unit. In turn, auditing management’s judgments regarding forecasts of future revenues, operating expenses and the discount rates applied, involved a high degree of subjectivity due to the estimation uncertainty of management’s significant judgments.

Our audit procedures related to the goodwill impairment assessment of the acute reporting unit included the following, among others:

•We evaluated the design and tested the operating effectiveness of controls relating to the goodwill impairment assessment of the acute reporting unit, including the determination of the fair value of the reporting unit.

•We tested management's process for determining the fair value and carrying value of the acute reporting unit. This included evaluating the appropriateness of the valuation methods, testing the completeness, accuracy, and relevance of data used by management, and evaluating the reasonableness of management's significant assumptions, which included forecasted revenues and operating expenses. We tested whether these forecasts were reasonable and consistent with historical performance, third-party market data, and other evidence obtained in other areas of the audit.

•We tested the Company's discounted cash flow models for the acute reporting unit with the assistance of valuation specialists, including the reasonableness of the utilized discount rate.

•We tested the Company's use of the market approach with the assistance of valuation specialists, including the reasonableness of selected multiples.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2004.

Atlanta, Georgia
March 15, 2022

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$11,431	$12,671
Accounts receivable, net of allowance for credit losses of $1,826 and $1,701, respectively	34,431	32,414
Financing receivables, current portion, net	6,488	10,821
Inventories	855	1,084
Prepaid income taxes	4,599	1,789
Prepaid expenses and other	11,194	8,365
Total current assets	68,998	67,144
Property and equipment, net	11,590	13,139
Software development costs, net	11,644	3,210
Operating lease assets	7,097	6,610
Financing receivables, net of current portion	7,231	11,477
Other assets, net of current portion	3,874	2,787
Intangible assets, net	95,203	71,689
Goodwill	177,713	150,216
Total assets	$383,350	$326,272
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,079	$7,716
Current portion of long-term debt	4,394	3,457
Deferred revenue	11,529	8,130
Accrued vacation	5,262	5,353
Other accrued liabilities	17,163	12,786
Total current liabilities	46,427	37,442
Long-term debt, net of current portion	94,966	73,360
Operating lease liabilities	5,505	5,092
Deferred tax liabilities	13,880	10,378
Total liabilities	160,778	126,272
Stockholders’ equity:
Common stock, $0.001 par value per share; 30,000 shares authorized; 14,734 shares issued at December 31, 2021 and 14,511 shares issued at December 31, 2020	15	15
Additional paid-in capital	187,079	181,622
Retained earnings	38,054	19,624
Treasury stock, 89 shares at December 31, 2021 and 47 shares at December 31, 2020	(2,576)	(1,261)
Total stockholders’ equity	222,572	200,000
Total liabilities and stockholders’ equity	$383,350	$326,272
The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year ended December 31,
	2021	2020	2019
Sales revenues:
System sales and support	$143,109	$152,954	$165,352
TruBridge	137,520	111,534	109,282
Total sales revenues	280,629	264,488	274,634
Costs of sales (exclusive of amortization shown separately below):
System sales and support	70,664	69,361	73,872
TruBridge	69,083	58,881	56,617
Total costs of sales	139,747	128,242	130,489
Gross profit	140,882	136,246	144,145
Operating expenses:
Product development	30,389	33,457	36,861
Sales and marketing	21,978	22,835	26,495
General and administrative	50,022	47,479	45,200
Amortization of acquisition-related intangibles	13,786	11,421	11,006
Total operating expenses	116,175	115,192	119,562
Operating income	24,707	21,054	24,583
Other income (expense):
Other income	1,529	1,494	807
Gain on contingent consideration	—	—	5,000
Loss on extinguishment of debt	—	(202)	—
Interest expense	(3,160)	(3,562)	(6,694)
Total other income (expense)	(1,631)	(2,270)	(887)
Income before taxes	23,076	18,784	23,696
Provision for income taxes	4,646	4,538	3,228
Net income	$18,430	$14,246	$20,468
Net income per share - basic	$1.26	$.98	$1.43
Net income per share - diluted	$1.26	$.98	$1.43
Weighted average shares outstanding used in per common share computations:
Basic	14,290	14,038	13,778
Diluted	14,318	14,038	13,778
The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2018	14,083	$14	$164,793	$(5,024)	$—	$159,783
Net income	—	—	—	20,468	—	20,468
Common stock issued upon exercise of stock options	1	—	3	—	—	3
Issuance of restricted stock	272	—	—	—	—	—
Stock-based compensation	—	—	9,822	—	—	9,822
Dividends	—	—	—	(5,729)	—	(5,729)
Balance at December 31, 2019	14,356	$14	$174,618	$9,715	—	$184,347
Net income	—	—	—	$14,246	—	14,246
Issuance of restricted stock	156	1	(1)	—	—	—
Forfeiture of restricted stock	(1)	—	—	—	—	—
Stock-based compensation	—	—	7,005	—	—	7,005
Treasury stock purchases	—	—	—	—	(1,261)	(1,261)
Dividends	—	—	—	(4,337)	—	(4,337)
Balance at December 31, 2020	14,511	$15	$181,622	$19,624	$(1,261)	$200,000
Net income	—	—	—	18,430	—	18,430
Issuance of restricted stock	229	—	—	—	—	—
Forfeiture of restricted stock	(6)	—	—	—	—	—
Stock-based compensation	—	—	5,457	—	—	5,457
Treasury stock purchases	—	—	—	—	(1,315)	(1,315)
Balance at December 31, 2021	14,734	$15	$187,079	$38,054	$(2,576)	$222,572

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2021	2020		2019
Operating Activities
Net income	$18,430	$14,246		$20,468
Adjustments to net income:
Provision for bad debt	2,592	4,370		2,348
Deferred taxes	3,502	2,755		1,011
Stock based compensation	5,457	7,005		9,822
Depreciation	2,156	1,790		1,407
Amortization of acquisition-related intangibles	13,786	11,421		11,006
Amortization of software development costs	931	118		—
Amortization of deferred finance costs	293	317		345
Gain on contingent consideration	—	—		(5,000)
Loss on extinguishment of debt	—	202		—
Loss on disposal of property and equipment	313	—		—
Changes in operating assets and liabilities (net of acquired assets and liabilities):
Accounts receivable	(3,204)	3,667		641
Financing receivables	8,098	6,369		3,053
Inventories	229	342		72
Prepaid expenses and other	(3,914)	(3,519)		(1,474)
Accounts payable	(615)	(1,088)		2,542
Deferred revenue	2,099	(498)		(2,003)
Other liabilities	401	2,097		(1,418)
Prepaid income taxes/income taxes payable	(2,810)	(452)		782
Net cash provided by operating activities	47,744	49,142		43,602
Investing Activities
Purchases of property and equipment	(920)	(3,336)		(1,760)
Purchase of business, net of cash received	(59,634)	—		(10,733)
Investment in software development	(9,365)	(3,328)		—
Net cash used in investing activities	(69,919)	(6,664)		(12,493)
Financing Activities
Dividends paid	—	(4,337)		(5,729)
Proceeds from long-term debt	—	64		—
Payments of long-term debt principal	(3,750)	(4,069)		(13,609)
Proceeds from revolving line of credit	61,000	—		11,000
Payments of revolving line of credit	(35,000)	(27,561)		(20,693)
Payments on capital lease	—	—		(250)
Payments of contingent consideration	—	—		(206)
Proceeds from exercise of stock options	—	—		3
Treasury stock purchases	(1,315)	(1,261)	—	—
Net cash provided by (used in) financing activities	20,935	(37,164)		(29,484)
Increase (decrease) in cash and cash equivalents	(1,240)	5,314		1,625
Cash and cash equivalents at beginning of year	12,671	7,357		5,732
Cash and cash equivalents at end of year	$11,431	$12,671		$7,357
Continued on following page.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(In thousands)

	Year ended December 31,
	2021	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,817	$3,245	$6,342
Cash paid for income taxes, net of refund	$3,503	$2,235	$3,193
Supplemental disclosure of non-cash flow information:
Write-off of fully depreciated assets	$—	$1,618	$—
The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
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
2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements of CPSI include the accounts of TruBridge, LLC ("TruBridge"), Evident, LLC ("Evident"), iNetXperts, Corp. d/b/a Get Real Health ("Get Real Health"), Healthland Holding Inc. ("HHI"), and TruCode, LLC ("TruCode"), all of which are wholly-owned subsidiaries of CPSI. The accounts of HHI include those of its wholly-owned subsidiaries, Healthland Inc. ("Healthland"), Rycan Technologies, Inc. ("Rycan"), and American HealthTech, Inc. ("AHT"). All significant intercompany balances and transactions have been eliminated.
Cash and Cash Equivalents
Cash and cash equivalents can include time deposits and certificates of deposit with original maturities of three months or less that are highly liquid and readily convertible to a known amount of cash. These assets are stated at cost, which approximates market value, due to their short duration or liquid nature.
Change in Useful Lives of Intangible Assets
In accordance with its policy, the Company reviews the estimated useful lives of its intangible assets on an ongoing basis. This review indicated that the actual lives of certain developed technology were shorter than the estimated useful lives used for amortization purposes in the Company's financial statements. As a result, effective January 1, 2021, the Company changed its estimates of the useful lives of certain developed technology to better reflect the estimated periods during which these assets will remain in service. The remaining useful life of certain developed technology that was 3.25 years at January 1, 2021 was reduced to 2 years, while the remaining useful life of certain developed technology that was 4.25 years was reduced to 3 years. The effect of this change was to increase 2021 amortization expense by approximately $1.0 million and decrease 2021 net income and basic and diluted earnings per share by $0.8 million and $0.06, respectively.
Presentation
Effective January 1, 2021, costs associated with our internal legal, compliance, and contract administration activities, which were formerly included within the caption “Sales and marketing” on our consolidated statements of operations, have been recorded as a component of “General and administrative” expenses. Amounts presented for the years ended December 31, 2020 and 2019, have been reclassified to conform to the current presentation. The following table provides the amount reclassified for the year ended December 31, 2020:

(in thousands)	As previously reported	Re-classifications	As reclassified
Operating expenses
Sales and marketing	$24,185	$(1,350)	$22,835
General and administrative	$46,129	$1,350	$47,479

The following table provides the amount reclassified for the year ended December 31, 2019:

(in thousands)	As previously reported	Re-classifications	As reclassified
Operating expenses
Sales and marketing	$27,774	$(1,279)	$26,495
General and administrative	$43,921	$1,279	$45,200
Accounts Receivable and Allowance for Credit Losses
Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The Company establishes a general allowance for credit losses based on collections history. In the case of a bankruptcy filing or other similar event indicating the collectability of specific customer accounts is no longer probable, a specific allowance for credit losses may be recorded to reduce the related receivable to the amount expected to be recovered.
Financing Receivables
Financing receivables are comprised of short-term payment plans and sales-type leases. Short-term payment plans are stated at the amount the Company expects to collect and do not bear interest. Sales-type leases are initially recorded at the present value of the related minimum lease payments.
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
As part of our annual goodwill impairment test, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a quantitative goodwill impairment assessment, which compares the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the total amount of goodwill allocated to that reporting unit. If the fair value of the reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered to be impaired. We determined there was no impairment to goodwill for the years ended December 31, 2021, 2020 and 2019.
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
We assess the recoverability of intangible assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount is not recoverable if it exceeds the undiscounted sum of cash flows expected to result from the use and eventual disposition of the asset. If the asset is not recoverable, the impairment loss is measured by the excess of the asset's carrying amount over its fair value. We determined there was no impairment to purchased intangible assets as of December 31, 2021, 2020 or 2019.
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
•System Sales and Support
The Company enters into contractual obligations to sell perpetual software licenses, installation, conversion, and related training services, software application support, hardware, and hardware maintenance services to acute care community hospitals and post-acute providers.

•Non-recurring Revenues
•Perpetual software licenses and installation, conversion, and related training services are not considered separate and distinct performance obligations due to the proprietary nature of our software and are, therefore, accounted for as a single performance obligation on a module-by-module basis. Revenue is recognized as each module's implementation is completed based on the module's stand-alone selling price ("SSP"), net of discounts. We determine each module's SSP using the residual method. Fees for licenses and installation, conversion, and related training services are typically due in three installments: (1) at placement of order, (2) upon installation of software and commencement of training, and (3) upon satisfactory completion of monthly accounting cycle or end-of-month operation by application and as applicable for each application. Often, short-term and/or long-term financing arrangements are provided for software implementations; refer to Note 11 - Financing Receivables for further information. Electronic health records ("EHR") implementations include a system warranty that terminates thirty days from the software go-live date, the date which the client begins using the system in a live environment.
•Hardware revenue is recognized separately from software licenses at the point in time it is delivered to the client. The SSP of hardware is cost plus a reasonable margin and revenue is recognized on a gross basis. Payment is generally due upon delivery of the hardware to the client. Standard manufacturer warranties apply to hardware.
•Recurring Revenues
•Software application support and hardware maintenance services sold with software licenses and hardware are separate and distinct performance obligations. Revenue for support and maintenance services is recognized based on SSP, which is the renewal price, ratably over the life of the contract, which is generally three to five years. Payment is due monthly for support and maintenance services provided.
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
•TruBridge
TruBridge provides an array of business processing services ("BPS") consisting of accounts receivable     management, private pay services, insurance services, medical coding, electronic billing, statement processing, payroll processing, and contract management. Fees are recognized over the period of the client contractual relationship as the services are performed based on the SSP, net of discounts. SSP for TruBridge BPS services is determined based on observable stand-alone selling prices. Fees for many of these services are invoiced, and revenue recognized accordingly, based on the volume of transactions or a percentage of client accounts receivable collections. Payment is due monthly for BPS with certain amounts varying based on utilization and/or volumes.
TruBridge also provides professional IT services. Revenue from professional IT services is recognized as the services are performed based on SSP, which is determined by observable stand-alone selling prices. Payment is due monthly as services are performed.
Lastly, TruBridge also provides certain software solutions and related support under SaaS arrangements and time-based software licenses. Revenue from SaaS arrangements is recognized in a manner consistent with SaaS arrangements for EHR software, as discussed above. Revenue from time-based software licenses is recognized upon delivery to the client (“point in time”) and revenue from non-license components (i.e., support) is recognized ratably over the respective contract term (“over time”). SSP for time-based licenses is determined using the residual approach, while the non-license component is based on cost plus reasonable margin.
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
The following table details deferred revenue for the years ended December 31, 2021 and 2020, included in the consolidated balance sheets:

	For years ended December 31,
(In thousands)	2021	2020
Beginning balance	$8,130	$8,628
Deferred revenue recorded	23,393	18,507
Deferred revenue acquired	1,300	—
Less deferred revenue recognized as revenue	(21,294)	(19,005)
Ending balance	$11,529	$8,130
The deferred revenue recorded for years ended December 31, 2021 and 2020 is comprised primarily of the annual renewals of certain software subscriptions billed during the first quarter of each year and deposits collected for future EHR installations. The deferred revenue acquired resulted from the May 2021 acquisition of TruCode. The deferred revenue recognized as revenue during the years ended December 31, 2021 and 2020 is comprised primarily of the periodic recognition of annual renewals that were deferred until earned and deposits for future EHR installations that were deferred until earned.
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
The following table details costs to obtain and fulfill contracts with customers for the years ended December 31, 2021 and 2020, included in the consolidated balance sheets:

	For years ended December 31,
(In thousands)	2021	2020
Beginning balance	$5,992	$4,439
Costs to obtain and fulfill contracts capitalized	7,256	6,974
Less costs to obtain and fulfill contracts recognized as expense	(5,936)	(5,421)
Ending balance	$7,312	$5,992

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
Software Development Costs
Our software solutions are offered to our clients through both traditional perpetual licenses as well as SaaS delivery models. Development costs associated with the certain solutions offered exclusively through a SaaS model are accounted for in accordance with ASC 350-40, Internal Use Software. All other client solution development costs are accounted for in accordance with ASC 985-20, Costs of Software to be Sold, Leased, or Marketed.

Under ASC 985-20, software development costs incurred in creating computer software solutions are expensed until technological feasibility has been established upon completion of a detailed program design or, in the absence of a detailed program design, upon completion of a product design and working model of the software product. Thereafter, all software development costs incurred through the software’s general release date are capitalized and subsequently recorded at the lower of amortized cost or net realizable value. Capitalized costs are amortized based on the current and expected future revenue for each software solution with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the solution, which is estimated to be five years.

Under ASC 350-40, software development costs related to preliminary project activities and post-implementation and maintenance activities are expensed as incurred. We capitalize direct costs related to application development activities that are probable to result in additional functionality. Capitalized costs are amortized on a straight-line basis over five years. We test for impairment whenever events or changes in circumstances that could impact recoverability occur.

See Note 5 - Software Development for further information relating to our software development costs.

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
New Accounting Standards Yet to be Adopted

We do not believe that any recently issued but not yet effective accounting standards, if adopted, would have a material impact on our consolidated financial statements.
3.     BUSINESS COMBINATION
Acquisition of TruCode
On May 12, 2021, we acquired all of the assets and liabilities of TruCode LLC, a Virginia limited liability company ("TruCode"), pursuant to a Stock Purchase Agreement dated May 12, 2021. Based in Alpharetta, Georgia, TruCode provides configurable, knowledge-based software that gives coders, clinical documentation improvement specialists and auditors the flexibility to code according to their knowledge, preferences and experience. The cloud-based medical coding solution is bundled with the TruBridge solutions and services to enhance revenue cycle performance for healthcare organizations of all sizes.

Consideration for the acquisition included cash (net of cash of the acquired entity) of $59.6 million (inclusive of seller's transaction expenses), plus a contingent earnout payment of up to $15.0 million tied to TruCode's earnings before interest, tax, depreciation, and amortization ("EBITDA") (subject to certain pro-forma adjustments) for the twelve- month period concluding on the anniversary date of the acquisition. During 2021, we incurred approximately $0.9 million of pre-tax acquisition costs in connection with the acquisition of TruCode. Acquisition costs are included in general and administrative expenses in our consolidated statements of operations.

Our acquisition of TruCode was treated as a purchase in accordance with ASC 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. Our allocation of the purchase price was based on management's judgment after evaluating several factors, including a preliminary valuation assessment. Final settlement is pending related to acquired working capital and certain amounts due to third parties which remain in ongoing negotiations.

The allocation of the purchase price paid for TruCode was as follows:

(In thousands)	Purchase Price Allocation
Acquired cash	$4,249
Accounts receivable	924
Prepaid expenses	2
Intangible assets	37,300
Goodwill	27,497
Accounts payable and accrued liabilities	(2,289)
Contingent consideration	(2,500)
Deferred revenue	(1,300)
Net assets acquired	$63,883

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

Our consolidated statement of operations for the year ended December 31, 2021 includes revenues of approximately $7.1 million, and pre-tax income of approximately $3.2 million, attributed to the acquired business since the May 12, 2021 acquisition date.

The following unaudited pro forma revenue, net income and earnings per share amounts for the years ended December 31, 2021 and 2020 give effect to the TruCode acquisition as if it had been completed on January 1, 2020. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of what the operating results actually would have been during the periods presented had the TruCode acquisition been completed during the periods presented. In addition, the unaudited pro forma financial information does not purport to project future operating results. The pro forma information does not fully reflect: (1) any anticipated synergies (or costs to achieve synergies) or (2) the impact of non-recurring items directly related to the TruCode acquisition.

	Year Ended December 31,
(In thousands, except per share data, unaudited)	2021	2020
Pro forma revenues	$286,651	$275,641
Pro forma net income	$20,635	$14,651
Pro forma diluted earnings per share	$1.41	$1.01

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

Consideration for the acquisition included cash (net of cash of the acquired entity) of $10.8 million (inclusive of seller's transaction expenses), plus a contingent earnout payment of up to $14.0 million tied to Get Real Health's earnings before interest, tax, depreciation, and amortization ("EBITDA") (subject to certain pro-forma adjustments) for 2019. As of December 31, 2019, the $5.0 million contingent consideration estimated in determining the acquisition purchase price was fully reversed as Get Real Health's earnings did not achieve the required level for earnout payment. During 2019, we incurred approximately $0.6 million of pre-tax acquisition costs in connection with the acquisition of Get Real Health. Acquisition costs are included in general and administrative expenses in our consolidated statements of operations.

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

4.     PROPERTY AND EQUIPMENT
Property and equipment were comprised of the following at December 31, 2021 and 2020:

(In thousands)	2021	2020
Land	$2,848	$2,848
Buildings and improvements	8,269	8,242
Computer equipment	7,868	7,144
Leasehold improvements	783	1,283
Office furniture and fixtures	682	829
Automobiles	18	18
	20,468	20,364
Less: accumulated depreciation	(8,878)	(7,225)
Property and equipment, net	$11,590	$13,139
5.     SOFTWARE DEVELOPMENT
Software development costs are accounted for in accordance with ASC 350-40, Internal-Use Software. We capitalize incurred labor costs for software development from the time the preliminary project phase is completed until the software is available for general release. Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. We estimate the useful life of our capitalized software and amortize its value on a straight-line basis over that estimated life, which is estimated to be five years. If the actual life of the asset is deemed to be impaired, a write-down of the value of the asset may be recorded as a charge to earnings. Amortization begins when the related features are placed in service.
During the second quarter of 2021, our ongoing monitoring activities associated with the capitalization of software development costs and the related correlation between capitalization rates and operational metrics designed to reflect the distribution of work revealed that our then-current labor capitalization methodology did not fully reflect all of the critical activities necessary to develop software assets. Consequently, during the second quarter of 2021, we elected to change our method of estimating the labor costs incurred in developing software assets. Prior to this change, we estimated the associated labor costs using an estimated time-equivalent for workload metrics commonly utilized within agile software development environments. With this change, we now estimate these labor costs using the distribution of these agile workload metrics between capitalizable and non-capitalizable units of work. We believe this change is preferable as the new methodology better estimates capitalizable labor costs and is consistent with industry best practices. We have determined that this change in accounting for software development costs is a change in accounting estimate effected by a change in accounting principle and, as such, has been accounted for on a prospective basis. In connection with this change, we capitalized software development costs of $8.8 million during the year ended December 31, 2021. We estimate that the effect of this change was to increase capitalized amounts by approximately $4.6 million for the year ended December 31, 2021, with a corresponding decrease to product development costs.
Software development, net was comprised of the following at December 31, 2021 and 2020:

(In thousands)	2021	2020
Software development costs	$12,693	$3,328
Less: accumulated amortization	(1,049)	(118)
Software development costs, net	$11,644	$3,210

6.    OTHER ACCRUED LIABILITIES
Other accrued liabilities were comprised of the following at December 31, 2021 and 2020:

(In thousands)	2021	2020
Salaries and benefits	$8,482	$7,876
Severance	236	25
Commissions	1,158	1,040
Self-insurance reserves	1,409	1,776
Contingent consideration	2,500	—
Other	1,786	551
Operating lease liabilities, current portion	1,592	1,518
Other accrued liabilities	$17,163	$12,786
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

The following is a calculation of the basic and diluted EPS for the Company's common stock, including a reconciliation between net income and net income attributable to common stockholders for the years ended December 31, 2021, 2020, and 2019:

(In thousands, except for per share data)	2021	2020	2019
Basic EPS
Numerator
Net income	$18,430	$14,246	$20,468
Less: Net income attributable to participating securities	(409)	(429)	(764)
Net income attributable to common stockholders	$18,021	$13,817	$19,704
Denominator
Weighted average shares outstanding used in basic per common share computations	14,290	14,038	13,778
Basic EPS	$1.26	$0.98	$1.43

Diluted EPS
Numerator
Net income attributable to common stockholders for diluted EPS	$18,021	$13,817	$19,704
Denominator
Weighted average shares outstanding used in basic per common share computations	14,290	14,038	13,778
Weighted average effect of dilutive securities:
Performance share awards	28	—	—
Weighted average shares outstanding used in diluted per common share computations	14,318	14,038	13,778
Diluted EPS	$1.26	$0.98	$1.43

8.     INCOME TAXES
The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes. These provisions require a company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. The Company did not have any unrecognized tax positions as of December 31, 2021 and 2020.
The federal returns for tax years 2018 through 2020 remain open to examination, and the tax years 2017 through 2020 remain open to examination by certain other taxing jurisdictions to which the Company is subject. Additional years may be open to the extent attributes are being carried forward to an open year.
Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized.

Deferred tax assets and liabilities were comprised of the following at December 31, 2021 and 2020:

(In thousands)	2021	2020
Deferred tax assets:
Accounts receivable and financing receivables	$625	$773
Accrued vacation	678	691
Stock-based compensation	1,905	2,568
Deferred revenue	988	283
Accrued severance	44	4
Accrued liabilities	15	—
Right of use asset	1,740	—
Credits	2,472	3,274
Net operating loss	3,560	4,301
Deferred tax assets	12,027	11,894
Less: Valuation allowance	622	636
Total deferred tax assets	$11,405	$11,258
Deferred tax liabilities:
Intangible assets	$18,002	$19,603
Accrued liabilities and other	4,668	956
Fixed assets	875	1077
Right of use liability	$1,740	$—
Total deferred tax liabilities	$25,285	$21,636
Total net deferred tax liability	$(13,880)	$(10,378)
Significant components of the income tax provision for the years ended December 31, 2021, 2020 and 2019 were as follows:

(In thousands)	2021	2020	2019
Current provision:
Federal	$731	$244	$860
State	413	1,539	1,357
Deferred provision:
Federal	3,331	2,766	951
State	171	(11)	60
Total income tax provision	$4,646	$4,538	$3,228
The difference between income taxes at the U.S. federal statutory income tax rate of 21% for the years ended December 31, 2021, 2020 and 2019, and those reported in the consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019 are as follows:

(In thousands)	2021	2020	2019
Income taxes at U.S. federal statutory rate	$4,846	$3,945	$4,976
Provision-to-return adjustments	117	455	(66)
State income tax, net of federal tax effect	509	908	978
Tax credits	(1,274)	(958)	(2,196)
Contingent consideration	—	—	(1,050)
Stock-based compensation	(74)	255	151
Change in valuation allowance	(14)	(165)	173
Non-deductible compensation - 162(m)	510	—	—
Other	26	98	262
Total income tax provision	$4,646	$4,538	$3,228
Our effective tax rates for the years ended December 31, 2021, 2020 and 2019 were 20%, 24% and 14% respectively. Our effective tax rate for 2019 was significantly impacted by the non-taxable nature of our recorded gain on contingent consideration, which served to reduce the year's effective tax rate by over 4%. 2020 lacked any benefit to the effective tax rate from such contingent consideration and, when combined with more punitive provision to return adjustments primarily related to R&D tax credits and lowered estimates for qualifying research expenditures during the year, thereby lowering estimates for the 2020 R&D tax credit, resulted in a significant increase in the effective tax rate for 2020. Lowered provision to return adjustments resulted in an incremental 2.6% decrease in our effective tax rate for 2021 compared to 2020, while decreased tax shortfalls related to stock-based compensation arrangements resulted in an incremental 1.9% decrease in our effective tax rate for 2021 compared to 2020.
We have federal net operating loss carryforwards related to the acquisition of HHI and Get Real Health of $7.9 million, $12.2 million and $27.9 million for the years ending December 31, 2021, 2020, and 2019, respectively, which expire at various dates from 2026 to 2035. We have state net operating loss carryforwards related to the acquisition of HHI and Get Real Health of $29.9 million, $34.4 million and $34.5 million for the years ending December 31, 2021, 2020, and 2019, respectively, which expire at various dates from 2023 to 2036.
Realization of deferred tax assets associated with the state net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration. We believe it is more likely than not that the benefit from certain state NOL carryforwards associated with the acquisition of Get Real Health will not be realized. In recognition of this risk, we have provided a valuation allowance on the deferred tax assets related to these state NOL carryforwards of $0.6 million after both December 31, 2021 and 2020, respectively.
9.    STOCK-BASED COMPENSATION AND EQUITY
The Company's stock-based compensation awards are in the form of restricted stock and performance share awards granted pursuant to the Company's 2012 Restricted Stock Plan for Non-Employee Directors, Amended and Restated 2014 Incentive Plan and 2019 Incentive Plan, as amended (the "Plans"). Stock-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee’s or non-employee director’s requisite service period. As of December 31, 2021, there was a total of 334,629 shares of common stock reserved under the Plans for issuance under future share-based payment arrangements.
The following table details total stock-based compensation expense for the years ended December 31, 2021, 2020 and 2019, included in the consolidated statements of operations:

(In thousands)	2021	2020	2019
Costs of sales	$990	$1,474	$2,040
Operating expenses	4,467	5,531	7,782
Pre-tax stock-based compensation expense	5,457	7,005	9,822
Less: income tax effect	(1,146)	(1,471)	(2,063)
Net (after tax) stock-based compensation expense	$4,311	$5,534	$7,759
As of December 31, 2021, there was $7.0 million of unrecognized compensation cost related to unvested or unearned, as applicable, stock-based compensation arrangements granted under the Plans, which is expected to be recognized over a weighted-average period of 1.9 years.
Restricted Stock
The Company grants restricted stock to executive officers, certain key employees and non-employee directors under the 2019 Incentive Plan with the fair value of the awards representing the fair value of the common stock on the date the restricted stock is granted. Shares of restricted stock generally vest in equal annual installments over the applicable vesting period, which ranges from one to three years. The Company records expenses for these grants on a straight-line basis over the applicable vesting periods. Shares of restricted stock have also been issued pursuant to the settlement of performance share awards with one-year performance periods, for which the Company records expenses in the manner described in the "Performance Share Awards" section below. Although no such one-year performance share awards were granted during 2021, shares issued pursuant to past one-year performance share awards are still subject to vesting.

A summary of restricted stock activity (including shares of restricted stock issued pursuant to the settlement of performance share awards) under the Plans during the years ended December 31, 2021, 2020 and 2019 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested stock outstanding at January 1, 2019	475,132	$32.00
Granted	133,936	30.89
Performance share awards converted to restricted stock	138,566	29.80
Vested	(221,775)	33.48
Unvested stock outstanding at December 31, 2019	525,859	$30.51
Granted	136,771	26.16
Performance share awards converted to restricted stock	19,678	30.15
Vested	(268,067)	30.80
Forfeited	(1,274)	26.16
Unvested stock outstanding at December 31, 2020	412,967	$28.87
Granted	153,700	31.22
Vested	(245,455)	29.16
Forfeited	(6,329)	29.10
Unvested stock outstanding at December 31, 2021	314,883	$29.79
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
A summary of performance share award activity under the Plans for the years ended December 31, 2021, 2020 and 2019, is as follows, based on the target award amounts set forth in the performance share award agreements:

	Shares	Weighted-Average Grant-Date Fair Value
Performance share awards outstanding at January 1, 2019	184,776	$30.15
Granted	110,310	30.95
Forfeited or unearned	44,189	29.77
Performance share awards converted to restricted stock	(138,566)	29.80
Performance share awards outstanding at December 31, 2019	200,709	$30.75
Granted	107,298	26.96
Forfeited or unearned	(35,477)	30.15
Performance share awards converted to restricted stock	(19,678)	30.15
Performance share awards outstanding at December 31, 2020	252,852	$29.27
Granted	93,444	31.26
Forfeited or unearned	(20,373)	29.92
Vested and issued	(75,971)	30.50
Performance share awards outstanding at December 31, 2021	249,952	$29.59
Stock Repurchases
On September 4, 2020, our Board of Directors approved a stock repurchase program under which we may repurchase up to $30.0 million of our common stock through September 3, 2022. During 2021, we repurchased 41,965 shares. The approximate dollar value of shares that may yet be repurchased under the stock repurchase program was $28.1 million as of December 31, 2021. Any future stock repurchase transactions may be made through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Any repurchase activity will depend on many factors, such as the availability of shares of our common stock, general market conditions, the trading price of our common stock, alternative uses for capital, the Company's financial performance, compliance with the terms of our Amended and Restated Credit Agreement and other factors. Concurrent with the authorization of this stock repurchase program, the Board of Directors opted to indefinitely suspend all quarterly dividends.
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

11.     FINANCING RECEIVABLES
Short-Term Payment Plans
The Company provides fixed monthly payment arrangements ("short-term payment plans") over terms ranging from three to twelve months for certain add-on software installations. As a practical expedient, we do not adjust the amount of consideration recognized as revenue for the financing component as unearned income when we expect payment within one year or less. These receivables, included in the current portion of financing receivables, were comprised of the following on December 31, 2021 and 2020:

(In thousands)	2021	2020
Short-term payment plans, gross	$121	$1,973
Less: allowance for credit losses	(6)	(99)
Short-term payment plans, net	$115	$1,874
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
The components of these receivables were as follows on December 31, 2021 and 2020:

(In thousands)	2021	2020
Long-term financing arrangements, gross	$15,659	$24,082
Less: allowance for credit losses	(716)	(1,390)
Less: unearned income	(1,339)	(2,268)
Long-term financing arrangements, net	$13,604	$20,424
Future minimum payments to be received subsequent to December 31, 2021 are as follows:

(In thousands)
2022	$7,060
2023	4,393
2024	2,726
2025	1,309
2026	153
Thereafter	18
Total minimum payments to be received	15,659
Less: allowance for credit losses	(716)
Less: unearned income	(1,339)
Receivables, net	$13,604

Credit Quality of Financing Receivables and Allowance for Credit Losses
The following table is a roll-forward of the allowance for financing credit losses for the years ended December 31, 2021 and 2020:

(In thousands)	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
December 31, 2021	$1,489	$481	$(1,248)	$—	$722
December 31, 2020	$2,971	$1,632	$(3,114)	$—	$1,489
The Company’s financing receivables are comprised of a single portfolio segment, as the balances are all derived from short-term payment plan arrangements and long-term financing arrangements within our target market of community hospitals. The Company evaluates the credit quality of its financing receivables based on a combination of factors, including, but not limited to, customer collection experience, economic conditions, the customer’s financial condition, and known risk characteristics impacting the respective customer base of community hospitals, the most notable of which relate to enacted and potential changes in Medicare and Medicaid reimbursement rates as community hospitals typically generate a significant portion of their revenues and related cash flows from beneficiaries of these programs. In addition to specific account identification, the Company utilizes historical collection experience to establish the allowance for credit losses. Financing receivables are written off only after the Company has exhausted all collection efforts. Write-off amounts during 2020 were uncharacteristically high as we wrote off large balances for a handful of customers for which specific reserves had been established as of December 31, 2019. Write-off amounts normalized during 2021.
Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. To facilitate customer collection and credit monitoring efforts, financing receivable amounts are invoiced and reclassified to trade accounts receivable when they become due, with all invoiced amounts placed on nonaccrual status. As a result, all past due amounts related to the Company’s financing receivables are included in trade accounts receivable in the accompanying consolidated balance sheets. The following is an analysis of the age of financing receivables amounts (excluding short-term payment plans) that have been reclassified to trade accounts receivable and were past due as of December 31, 2021 and 2020:

(In thousands)	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due
December 31, 2021	$713	$78	$73	$864
December 31, 2020	$1,270	$227	$672	$2,169
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

(In thousands)	December 31, 2021	December 31, 2020
Stratification of uninvoiced client financing receivables based on aging of related trade accounts receivable:
Uninvoiced client financing receivables related to trade accounts receivable that are 1 to 90 Days Past Due	$9,100	$11,719
Uninvoiced client financing receivables related to trade accounts receivable that are 91 to 180 Days Past Due	329	1,092
Uninvoiced client financing receivables related to trade accounts receivable that are 181+Days Past Due	386	2,668
Total uninvoiced client financing receivables balances of clients with a trade accounts receivable	$9,815	$15,479
Total uninvoiced client financing receivables of clients with no related trade accounts receivable	4,505	6,335
Total financing receivables with contractual maturities of one year or less	121	1,973
Less: allowance for credit losses	(722)	(1,489)
Total financing receivables	$13,719	$22,298

12.     INTANGIBLE ASSETS AND GOODWILL
Our purchased definite-lived intangible assets as of December 31, 2021 and 2020 are summarized as follows:

	December 31, 2021
(In thousands)	Customer Relationships	Trademark	Developed Technology	Total
Gross carrying amount, beginning of period	$84,370	$11,120	$29,700	$125,190
Intangible assets acquired	28,200	1,200	7,900	37,300
Accumulated amortization	(41,738)	(5,177)	(20,372)	(67,287)
Net intangible assets as of December 31, 2021	$70,832	$7,143	$17,228	$95,203
Weighted average remaining years of useful life	9	13	8	10

	December 31, 2020
(In thousands)	Customer Relationships	Trademark	Developed Technology	Total
Gross carrying amount, beginning of period	$84,370	$11,120	$29,700	$125,190
Accumulated amortization	(33,612)	(4,297)	(15,592)	(53,501)
Net intangible assets as of December 31, 2020	$50,758	$6,823	$14,108	$71,689

The following table represents the remaining amortization of definite-lived intangible assets as of December 31, 2021:

(In thousands)
For the year ended December 31,
2022	$14,688
2023	12,800
2024	11,266
2025	10,950
2026	10,328
Due thereafter	35,171
Total	$95,203
The following table sets forth the change in the carrying amount of goodwill by segment for the years ended December 31, 2021, 2020, and 2019:

(In thousands)	Acute Care EHR	Post-acute Care EHR	TruBridge	Total
Balance as of December 31, 2018	$97,095	$29,570	$13,784	$140,449
Goodwill acquired	—	—	9,767	9,767
Balance as of December 31, 2019	97,095	29,570	23,551	150,216
Balance as of December 31, 2020	97,095	29,570	23,551	150,216
Goodwill acquired	$—	—	27,497	27,497
Balance as of December 31, 2021	$97,095	$29,570	$51,048	$177,713
We determined there was no impairment to goodwill as of December 31, 2021, 2020, or 2019.

13.     LONG-TERM DEBT
Long-term debt was comprised of the following at December 31, 2021 and 2020:

(In thousands)	December 31, 2021	December 31, 2020
Term loan facility	$69,375	$73,125
Revolving credit facility	31,000	5,000
Debt obligations	100,375	78,125
Less: debt issuance costs	(1,015)	(1,308)
Debt obligation, net	99,360	76,817
Less: current portion	(4,394)	(3,457)
Long-term debt	$94,966	$73,360
As of December 31, 2021, the carrying value of debt approximates the fair value due to the variable interest rate which reflects market rates.
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
Anticipated annual future maturities of the term loan facility and revolving credit facility are as follows as of December 31, 2021:

(In thousands)
2022	$4,687
2023	5,625
2024	6,563
2025	83,500
Thereafter	—
$100,375
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

The Amended and Restated Credit Agreement provides incremental facility capacity of $50 million, subject to certain conditions. The Amended and Restated Credit Agreement includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated net leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. The Amended and Restated Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio of 1.25:1.00 throughout the duration of such agreement. Under the Amended and Restated Credit Agreement, the Company is required to comply with a maximum consolidated net leverage ratio of 3.50:1.00. The Amended and Restated Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default. We believe that we were in compliance with the covenants contained in the credit agreement as of December 31, 2021.
The Amended and Restated Credit Agreement requires the Company to mandatorily prepay our credit facilities with 50% of excess cash flow (minus certain specified other payments). This mandatory prepayment requirement is applicable only if the Company's net leverage ratio exceeds 2.50:1.00. The Company is permitted to voluntarily prepay our credit facilities at any time without penalty, subject to customary “breakage” costs with respect to prepayments of LIBOR rate loans made on a day other than the last day of any applicable interest period. The excess cash flow mandatory prepayment requirement under the credit agreement did not result in a prepayment in 2021 or 2020.
14.     BENEFIT PLANS
In January 1994, the Company adopted the CPSI 401(k) Retirement Plan that covers all eligible employees of the Company. The plan allows eligible employees to contribute up to 60% of their pre-tax earnings up to the statutory limit prescribed by the Internal Revenue Service. The Company matches a discretionary amount determined by the Board of Directors. The Company contributed approximately $3.2 million, $3.2 million, and $2.9 million to the plan for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company provides certain health and medical benefits to eligible employees, their spouses and dependents pursuant to a benefit plan funded by the Company. Each participating employee contributes to the Company’s costs associated with such benefit plan. The Company’s obligation to fund this benefit plan and pay for these benefits is limited through the Company’s purchase of an insurance policy from a third-party insurer. The amount established as a reserve is intended to recognize the Company’s estimated obligations with respect to its payment of claims and claims incurred but not yet reported under the benefit plan. Management believes that the recorded liability for medical self-insurance at December 31, 2021 and 2020 is adequate to cover the losses and claims incurred, but these reserves are based on estimates and the amount ultimately paid may be more or less than such estimates.
15.     OPERATING LEASES
The Company leases office space in various locations in Alabama, Pennsylvania, Minnesota, Maryland, and Mississippi. These leases have terms expiring from 2022 through 2030 but do contain optional extension terms. Leases with an initial term of 12 months or less are not recorded on the balance sheet. We recognize lease expense on a straight-line basis over the lease term.
On July 28, 2021, the Company terminated its lease agreement for approximately 45,000 square feet of office space in Fairhope, Alabama. Pursuant to a Termination of Lease Agreement dated July 28, 2021, the Company paid $0.9 million to the landlord as consideration for the early termination. In connection with the lease termination, the Company derecognized the assets and liabilities associated with the operating lease and recorded a $0.3 million loss on the disposal of leasehold improvements.

Supplemental balance sheet information related to operating leases is as follows:

(In thousands)	December 31, 2021
Operating lease assets:
Operating lease assets	$7,097
Operating lease liabilities:
Other accrued liabilities	1,592
Operating lease liabilities, net of current portion	5,505
Total operating lease liabilities	$7,097
Weighted average remaining lease term in years	6
Weighted average discount rate	4.6%
Because our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. We used the incremental borrowing rate on January 1, 2019, for operating leases that commenced prior to that date.
The future minimum lease payments payable under these operating leases subsequent to December 31, 2021 are as follows:

(In thousands)
2022	$1,592
2023	1,520
2024	1,411
2025	1,202
2026	1,225
Thereafter	1,115
Total lease payments	8,065
Less imputed interest	(968)
Total	$7,097
Total rent expense for the years ended December 31, 2021, 2020, and 2019 was $1.8 million, $1.7 million, and $2.2 million, respectively.
Total cash paid for amounts included in the measurement of lease liabilities within operating cash flows from operating leases for the year ended December 31, 2021 was $1.8 million.
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

As of December 31, 2021, we measured the fair value of contingent consideration that represents the potential earnout incentive for TruCode’s former equity holders. We estimated the fair value of the contingent consideration based on the probability of TruCode meeting EBITDA targets (subject to certain pro-forma adjustments). We did not have any other instruments that required fair value measurement as of December 31, 2021.

The following table summarizes the carrying amount and fair value of the contingent consideration at December 31, 2021:

		Fair Value at December 31, 2021 Using
(In thousands)	Carrying Amount at 12/31/21	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Contingent Consideration	$2,500	$—	$—	$2,500
Total	$2,500	$—	$—	$2,500

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
The following table presents a summary of the revenues, cost of sales, and gross profit of our three operating segments for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Revenues:
Acute Care EHR
Recurring revenue	$108,440	$105,597	$109,046
Non-recurring revenue	16,939	29,173	35,028
Total Acute Care EHR revenue	125,379	134,770	144,074
Post-acute Care EHR
Recurring revenue	16,472	16,272	17,466
Non-recurring revenue	1,258	1,912	3,812
Total Post-acute Care EHR revenue	17,730	18,184	21,278
TruBridge	137,520	111,534	109,282
Total revenues	280,629	264,488	274,634

Cost of sales:
Acute Care EHR	65,776	64,540	68,569
Post-acute Care EHR	4,888	4,821	5,303
TruBridge	69,083	58,881	56,617
Total cost of sales	139,747	128,242	130,489

Gross profit:
Acute Care EHR	59,603	70,230	75,505
Post-acute Care EHR	12,842	13,363	15,975
TruBridge	68,437	52,653	52,665
Total gross profit	140,882	136,246	144,145

Corporate operating expenses	(116,175)	(115,192)	(119,562)
Other income	1,529	1,494	807
Gain on contingent consideration	—	—	5,000
Loss on extinguishment of debt	—	(202)	—
Interest expense	(3,160)	(3,562)	(6,694)
Income before taxes	$23,076	$18,784	$23,696

19.     SUBSEQUENT EVENTS
On March 1, 2022, the Company acquired all of the assets and liabilities of Healthcare Resource Group, Inc., a Washington corporation ("HRG"), pursuant to a Stock Purchase Agreement dated March 1, 2022. Based in Spokane, Washington, HRG is a leading provider of customized RCM solutions and consulting services that enable hospitals and clinics to improve efficiency, profitability, and patient satisfaction.
The Stock Purchase Agreement provides for a total purchase price of $44.0 million, subject to various upward or downward adjustments, including for working capital, cash, indebtedness, and transaction expenses of HRG.
Due to the proximity of the acquisition date to the Company's filing of its Annual Report on Form 10-K for the year ended December 31, 2021, the initial accounting for the HRG business combination is incomplete, and therefore the Company is unable to disclose certain information required by ASC 805, Business Combinations, including the provisional amounts recognized as of the acquisition date for each major class of assets acquired, liabilities assumed and goodwill. A preliminary valuation assessment is expected to be provided on our quarterly report on Form 10-Q for the three month ended March 31, 2022.
20.     COVID-19 PANDEMIC
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
The COVID-19 pandemic has caused, and is continuing to cause, severe economic, market, and other disruptions to the U.S. and global economies. The Company began experiencing adverse business conditions beginning in the latter half of March 2020, which have persisted through the date of this report, including the results of operations for the year ended December 31, 2021. Most notably:
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
Despite these adverse business conditions, the pandemic has had a muted impact on our financial condition as of December 31, 2021. However, the ultimate impact of COVID-19 on our operations and financial performance in future periods remains uncertain and will depend on future pandemic related developments, including the duration of the pandemic, any potential subsequent waves of COVID-19 infection, emergence of new variants, the effectiveness, distribution, and acceptance of COVID-19 vaccines, and related government actions to prevent and manage disease spread, all of which are uncertain and cannot be predicted. Consequently, the ongoing pandemic could result in a material impact to the Company's future financial position, results of operations, cash flows and liquidity.

SCHEDULE II
COMPUTER PROGRAMS AND SYSTEMS, INC.
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description		Balance at beginning of period	Additions charged to cost and expenses (1)	Deductions (2)	Balance at end of period
Allowance for credit losses deducted from accounts receivable in the balance sheet	2019	$2,124	$1,378	$(1,424)	$2,078
	2020	$2,078	$2,825	$(3,202)	$1,701
	2021	$1,701	$2,111	$(1,986)	$1,826
(1) Adjustments to allowance for change in estimates.
(2) Uncollectible accounts written off, net of recoveries.

Description		Balance at beginning of period	Additions charged to cost and expenses (1)	Deductions (2)	Balance at end of period
Allowance for credit losses deducted from financing receivables in the balance sheet	2019	$2,567	$970	$(566)	$2,971
	2020	$2,971	$1,632	$(3,114)	$1,489
	2021	$1,489	$481	$(1,248)	$722
(1) Adjustments to allowance for change in estimates.
(2) Uncollectible accounts written off, net of recoveries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
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
Changes in Internal Control over Financial Reporting
On May 12, 2021, we acquired TruCode LLC (“TruCode”), as further described in Note 3 to the consolidated financial statements. We continue to integrate policies, processes, people, technology and operations for our combined operations, and will continue to evaluate the impact of any related changes to internal controls over financial reporting during the fiscal year.

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
This report is included in Item 8 on page 62 and is incorporated herein by reference.
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
This report is included in Item 8 on page 63 and is incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION.

Effective as of the filing of this Annual Report on Form 10-K, Troy D. Rosser, the Company’s Senior Vice President – Sales and a current “named executive officer” of the Company, is no longer an “executive officer” of the Company for purposes of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Mr. Rosser is maintaining his position and responsibilities with the Company; however, the Board of Directors of the Company has made the determination that, based on the role and duties of Mr. Rosser and other individuals at the Company and the current structure of the Company’s business, Mr. Rosser should no longer be designated as an “executive officer” (as defined in Rule 3b-7 under the Exchange Act) of the Company for purposes of the Exchange Act.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION.
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
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
Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders (the "2022 Proxy Statement") to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2022 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2022 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2022 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2022 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) and (2) and (c) – Financial Statements and Financial Statement Schedules.
Financial Statements: The Financial Statements and related Financial Statements Schedule of CPSI are included herein in Part II, Item 8.
(a)(3) and (b) – Exhibits.
The exhibits listed on the Exhibit Index beginning on page 102 of this Annual Report on Form 10-K are filed herewith or are incorporated herein by reference.

ITEM 16.	FORM 10-K SUMMARY
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 15th day of March, 2022.

COMPUTER PROGRAMS AND SYSTEMS, INC.

By:	/s/ J. Boyd Douglas
J. Boyd Douglas
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ J. Boyd Douglas	President, Chief Executive Officer and Director (principal executive officer)	March 15, 2022
J. Boyd Douglas

/s/ Matt J. Chambless	Chief Financial Officer (principal financial officer)	March 15, 2022
Matt J. Chambless

/s/ David A. Dye	Chief Growth Officer and Director	March 15, 2022
David A. Dye

/s/ James B. Britain	Vice President – Finance and Controller (principal accounting officer)	March 15, 2022
James B. Britain

/s/ Glenn P. Tobin	Chairperson of the Board	March 15, 2022
Glenn P. Tobin

/s/ Regina M. Benjamin	Director	March 15, 2022
Regina M. Benjamin

/s/ Christopher T. Hjelm	Director	March 15, 2022
Christopher T. Hjelm

/s/ Charles P. Huffman	Director	March 15, 2022
Charles P. Huffman

/s/ Denise W. Warren	Director	March 15, 2022
Denise W. Warren

Exhibit Index

Exhibit Number	Description

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

4.1
Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.1 to CPSI's Annual Report on Form 10-K for the period ended December 31, 2019 and incorporated herein by reference)

10.1
Form of Indemnity Agreement entered into by CPSI and each of its non-employee directors (filed as Exhibit 10.1 to CPSI’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 and incorporated herein by reference)

10.2
Sublease Agreement, dated February 22, 2021, between CPSI and Red Square, LLC (filed as Exhibit 10.1 to CPSI's Quarterly Report on Form 10-Q for the period ended March 31, 2021 and incorporated herein by reference)

10.3
Commercial Lease Agreement, dated March 1, 2021, between CPSI and Central Optical, LLC (filed as Exhibit 10.2 to CPSI's Quarterly Report on Form 10-Q for the period ended March 31, 2021 and incorporated herein by reference)

10.4*	Computer Programs and Systems, Inc. Amended and Restated 2014 Incentive Plan (filed as Appendix A to CPSI's Schedule 14A dated March 31, 2017 and incorporated herein by reference)

10.5*
Form of Performance Share Award Agreement (Three-Year) under the 2014 Incentive Plan (filed as Exhibit 10.9 to CPSI's Annual Report on Form 10-K for the period ended December 31, 2019 and incorporated herein by reference)

10.6*	Form of Restricted Stock Award Agreement under the 2014 Incentive Plan (filed as Exhibit 10.4 to CPSI’s Current Report on Form 8-K dated May 16, 2014 and incorporated herein by reference)

10.7*
Healthland Holding Inc. (f/k/a Dairyland Healthcare Solutions Holding Corp) Stock Incentive Plan (filed as Exhibit 99.1 to CPSI’s Registration Statement on Form S-8 (Registration No. 333-208915) and incorporated herein by reference)

10.8*	Computer Programs and Systems, Inc. 2019 Incentive Plan (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated May 2, 2019 and incorporated herein by reference)

10.9*
First Amendment to the Computer Programs and Systems, Inc. 2019 Incentive Plan (filed as Exhibit 10.1 to CPSI's Quarterly Report on Form 10-Q for the period ended September 30, 2020 and incorporated herein by reference)

10.10*	Form of Performance Share Award Agreement (Three-Year) under the 2019 Incentive Plan (filed as Exhibit 10.3 to CPSI’s Current Report on Form 8-K dated May 2, 2019 and incorporated herein by reference)

10.11*	Form of Performance-Based Cash Bonus Award Agreement under the 2019 Incentive Plan (filed as Exhibit 10.4 to CPSI’s Current Report on Form 8-K dated May 2, 2019 and incorporated herein by reference)

10.12*
Form of Restricted Stock Award Agreement under the 2019 Incentive Plan (filed as Exhibit 10.18 to CPSI's Annual Report on Form 10-K for the period ended December 31, 2019 and incorporated herein by reference)

10.13*	Amended Commission Program for Troy D. Rosser (2020) (filed as Exhibit 10.3 to CPSI's Quarterly Report on Form 10-Q for the period ended March 31, 2021 and incorporated herein by reference)

10.14*
Senior Vice President of Sales Compensation Plan for Troy D. Rosser (Oct. 1, 2021 - Dec. 31, 2021) (filed as Exhibit 10.1 to CPSI's Quarterly Report on Form 10-Q for the period ended September 30, 2021 and incorporated herein by reference)

10.15
Amended and Restated Credit Agreement, dated as of June 16, 2020, by and among Computer Programs and Systems, Inc., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated June 18, 2020 and incorporated herein by reference)

10.16
Amended and Restated Pledge and Security Agreement, dated as of June 16, 2020, by and among the parties identified as Obligors therein and Regions Bank, as collateral agent (filed as Exhibit 10.2 to CPSI’s Current Report on Form 8-K dated June 18,2020 and incorporated herein by reference)

21.1	Subsidiaries of the registrant

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Annual Report on Form 10-K for the period ended December 31, 2021

*	Management compensation plan or arrangement