Form 10-Q
period 2022-03-31
COMPUTER PROGRAMS & SYSTEMS INC
filed 2022-05-10
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 9, 2022, there were 14,763,784 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.
Quarterly Report on Form 10-Q
(For the three months ended March 31, 2022)

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$15,981	$11,431
Accounts receivable (net of allowance for expected credit losses of $2,699 and $1,826, respectively)	41,483	34,431
Financing receivables, current portion, net (net of allowance for expected credit losses of $287 and $325, respectively)	5,740	6,488
Inventories	567	855
Prepaid income taxes	4,115	4,599
Prepaid expenses and other	12,911	11,194
Total current assets	80,797	68,998
Property and equipment, net	11,467	11,590
Software development costs, net	15,409	11,644
Operating lease assets	8,079	7,097
Financing receivables, net of current portion (net of allowance for expected credit losses of $592 and $397, respectively)	6,012	7,231
Other assets, net of current portion	4,952	3,874
Intangible assets, net	115,731	95,203
Goodwill	197,883	177,713
Total assets	$440,330	$383,350
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,240	$8,079
Current portion of long-term debt	4,863	4,394
Deferred revenue	14,131	11,529
Accrued vacation	5,478	5,262
Other accrued liabilities	15,023	17,163
Total current liabilities	46,735	46,427
Long-term debt, net of current portion	136,633	94,966
Operating lease liabilities, net of current portion	6,018	5,505
Deferred tax liabilities	20,192	13,880
Total liabilities	209,578	160,778
Stockholders’ equity:
Common stock, $0.001 par value; 30,000 shares authorized; 14,906 and 14,734 shares issued and outstanding, respectively	15	15
Additional paid-in capital	188,796	187,079
Retained earnings	46,167	38,054
Treasury stock, 140 shares and 89 shares, respectively	(4,226)	(2,576)
Total stockholders’ equity	230,752	222,572
Total liabilities and stockholders’ equity	$440,330	$383,350
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Sales revenues:
TruBridge	$43,108	$31,639
System sales and support	34,763	36,366
Total sales revenues	77,871	68,005
Costs of sales:
TruBridge	21,373	15,779
System sales and support	16,683	17,376
Total costs of sales	38,056	33,155
Gross profit	39,815	34,850
Operating expenses:
Product development	7,101	8,429
Sales and marketing	7,042	5,301
General and administrative	13,014	13,149
Amortization of acquisition-related intangibles	3,672	3,057
Total operating expenses	30,829	29,936
Operating income	8,986	4,914
Other income (expense):
Other income	157	814
Gain on contingent consideration	1,250	—
Interest expense	(917)	(627)
Total other income	490	187
Income before taxes	9,476	5,101
Provision for income taxes	1,363	957
Net income	$8,113	$4,144
Net income per common share—basic	$0.55	$0.29
Net income per common share—diluted	$0.55	$0.28
Weighted average shares outstanding used in per common share computations:
Basic	14,381	14,159
Diluted	14,381	14,221
Dividends declared per common share	$—	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity

	Shares	Amount
Three Months Ended March 31, 2022 and 2021:
Balance at December 31, 2021	14,734	$15	$187,079	$38,054	$(2,576)	$222,572
Net income	—	—	—	8,113	—	8,113
Issuance of restricted stock	172	—	—	—	—	—
Stock-based compensation	—	—	1,717	—	—	1,717
Treasury stock acquired	—	—	—	—	(1,650)	(1,650)
Balance at March 31, 2022	14,906	$15	$188,796	$46,167	$(4,226)	$230,752

Balance at December 31, 2020	14,511	$15	$181,622	$19,624	$(1,261)	$200,000
Net income	—	—	—	4,144	—	4,144
Issuance of restricted stock	210	—	—	—	—	—
Forfeiture of common stock	(6)	—	—	—	—	—
Stock-based compensation	—	—	1,034	—	—	1,034
Treasury stock acquired	—	—	—	—	(1,063)	(1,063)
Balance at March 31, 2021	14,715	$15	$182,656	$23,768	$(2,324)	$204,115
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating Activities:
Net income	$8,113	$4,144
Adjustments to net income:
Provision for credit losses	734	938
Deferred taxes	692	1,058
Stock-based compensation	1,717	1,034
Depreciation	578	553
Amortization of acquisition-related intangibles	3,672	3,057
Amortization of software development costs	526	73
Amortization of deferred finance costs	73	73
Gain on contingent consideration	(1,250)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,020)	(2,183)
Financing receivables	1,810	1,994
Inventories	288	(258)
Prepaid expenses and other	(2,316)	321
Accounts payable	(1,140)	(974)
Deferred revenue	2,602	703
Other liabilities	(2,951)	3,576
Prepaid income taxes	689	(399)
Net cash provided by operating activities	11,817	13,710
Investing Activities:
Purchase of business, net of cash acquired	(43,362)	—
Investment in software development	(4,291)	(872)
Purchase of property and equipment	(27)	(493)
Net cash used in investing activities	(47,680)	(1,365)
Financing Activities:
Payments of long-term debt principal	(937)	(937)
Proceeds from revolving line of credit	48,000	—
Payments of revolving line of credit	(5,000)	(5,000)
Treasury stock purchases	(1,650)	(1,063)
Net cash provided by (used in) financing activities	40,413	(7,000)
Increase in cash and cash equivalents	4,550	5,345
Cash and cash equivalents at beginning of period	11,431	12,671
Cash and cash equivalents at end of period	$15,981	$18,016
Supplemental disclosure of cash flow information:
Cash paid for interest	$843	$554
Cash paid for income taxes, net of refund	$48	$298
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
Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2021 was derived from the audited consolidated balance sheet at that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of Computer Programs and Systems, Inc. ("CPSI" or the "Company") for the year ended December 31, 2021 and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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
Principles of Consolidation
The condensed consolidated financial statements of CPSI include the accounts of TruBridge, LLC ("TruBridge"), Evident, LLC ("Evident"), Healthland Holding Inc. ("HHI"), iNetXperts, Corp. d/b/a Get Real Health ("Get Real Health"), TruCode LLC ("TruCode"), and Healthcare Resource Group, Inc. ("HRG"), all of which are wholly-owned subsidiaries of CPSI. The accounts of HHI include those of its wholly-owned subsidiaries, Healthland Inc. ("Healthland"), Rycan Technologies, Inc. ("Rycan"), and American HealthTech, Inc. ("AHT"). All significant intercompany balances and transactions have been eliminated.

2.     RECENT ACCOUNTING PRONOUNCEMENTS
New Accounting Standards Adopted in 2022

There were no new accounting standards required to be adopted in 2022 that would have a material impact on our consolidated financial statements.
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
TruBridge
TruBridge provides an array of business processing services ("BPS") consisting of accounts receivable management, private pay services, insurance services, medical coding, electronic billing, statement processing, payroll processing, and contract management. Fees are recognized over the period of the client contractual relationship as the services are performed based on the stand-alone selling price ("SSP"), net of discounts. Fees for many of these services are invoiced, and revenue recognized accordingly, based on the volume of transactions or a percentage of client accounts receivable collections. Payment is due monthly for BPS with certain amounts varying based on utilization and/or volumes.
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
Non-recurring Revenues
•Perpetual software licenses, installation, conversion, and related training are not considered separate and distinct performance obligations due to the proprietary nature of our software and are, therefore, accounted for as a single performance obligation on a module-by-module basis. Revenue is recognized as each module's implementation is completed based on the module's SSP, net of discounts. Fees for licenses, installation, conversion, and related training are typically due in three installments: (1) at placement of order, (2) upon installation of software and commencement of training, and (3) upon satisfactory completion of monthly accounting cycle or end-of-month operation by application and as applicable for each application. Often, short-term and/or long-term financing arrangements are provided for software implementations; refer to Note 11 - Financing Receivables for further information. Electronic health records ("EHR") implementations include a system warranty that terminates thirty days from the software go-live date, the date on which the client begins using the system in a live environment.
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
The following table details deferred revenue for the three months ended March 31, 2022 and 2021, included in the condensed consolidated balance sheets:

(In thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Beginning balance	$11,529	$8,130
Deferred revenue recorded	9,263	5,847
Less deferred revenue recognized as revenue	(6,661)	(5,144)
Ending balance	$14,131	$8,833
The deferred revenue recorded during the three months ended March 31, 2022 is comprised primarily of the annual renewals of certain software subscriptions billed during the first quarter of each year and deposits collected for future EHR installations. The deferred revenue recognized as revenue during the three months ended March 31, 2022 and 2021 is comprised primarily of the periodic recognition of annual renewals that were deferred until earned and deposits for future EHR installations that were deferred until earned.
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
The following table details costs to obtain and fulfill contracts with customers for the three months ended March 31, 2022 and 2021, included in the condensed consolidated balance sheets:

(In thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Beginning balance	$7,312	$5,992
Costs to obtain and fulfill contracts capitalized	3,047	1,836
Less costs to obtain and fulfill contracts recognized as expense	(1,799)	(1,475)
Ending balance	$8,560	$6,353
Remaining Performance Obligations
Disclosures regarding remaining performance obligations are not considered material as the overwhelming majority of the Company's remaining performance obligations either (a) are related to contracts with an expected duration of one year or less, or (b) exhibit revenue recognition in the amount to which the Company has the right to invoice.

4.     BUSINESS COMBINATION
Acquisition of Healthcare Resource Group
On March 1, 2022, we acquired all of the assets and liabilities of Healthcare Resource Group, Inc., a Washington corporation ("HRG"), pursuant to a Stock Purchase Agreement dated March 1, 2022. Based in Spokane, Washington, HRG is a leading provider of customized revenue cycle management ("RCM") solutions and consulting services that enable hospitals and clinics to improve efficiency, profitability, and patient satisfaction.

Consideration for the acquisition included cash (net of cash of the acquired entity) of $43.4 million (inclusive of seller's transaction expenses). During 2022, we have incurred approximately $0.5 million of pre-tax acquisition costs in connection with the acquisition of HRG. Acquisition costs are included in general and administrative expenses in our consolidated statements of income.

Our acquisition of HRG will be treated as a purchase in accordance with ASC 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. Our allocation of the purchase price is based on management's judgment after evaluating several factors, including a preliminary valuation assessment. The allocation is preliminary and subject to changes, which could be significant, as additional information becomes available and appraisals of intangible assets and deferred tax positions are finalized.

The preliminary allocation of the purchase price paid for HRG as of March 31, 2022 was as follows:

(In thousands)	Purchase Price Allocation
Acquired cash	3,989
Accounts receivable	5,609
Prepaid expenses	406
Property and equipment	428
Other assets	73
Intangible assets	24,200
Operating lease assets	1,315
Goodwill	20,380
Accounts payable and accrued liabilities	(2,543)
Deferred taxes, net	(5,193)
Operating lease liability	(1,315)
Net assets acquired	$47,349

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

Our condensed consolidated statement of operations for the three months ended March 31, 2022 includes revenues of approximately $3.8 million and pre-tax net income of approximately $0.5 million attributed to the acquired business since the March 1, 2022 acquisition date.

The following unaudited pro forma revenue, net income and earnings per share amounts for the three months ended March 31, 2022 give effect to the HRG acquisition as if it had been completed on January 1, 2021. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of what the operating results actually would have been during the periods presented had the HRG acquisition been completed during the periods presented. In addition, the unaudited pro forma financial information does not purport to project future operating results.

The pro forma information does not fully reflect: (1) any anticipated synergies (or costs to achieve synergies) or (2) the impact of non-recurring items directly related to the HRG acquisition.

	Three Months Ended March 31,
(In thousands, except per share data)	2022	2021
Pro forma revenues	$84,211	$75,688
Pro forma net income	$6,822	$2,317
Pro forma diluted earnings per share	$0.46	$0.15

Pro forma net income was calculated by adjusting the results for the applicable period to reflect the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied on January 1, 2021 and other miscellaneous, immaterial adjustments.
Acquisition of TruCode
On May 12, 2021, we acquired all of the assets and liabilities of TruCode LLC, a Virginia limited liability company (“TruCode”), pursuant to a Stock Purchase Agreement dated May 12, 2021. Based in Alpharetta, Georgia, TruCode provides configurable, knowledge-based software that gives coders, clinical documentation improvement specialists and auditors the flexibility to code according to their knowledge, preferences and experience. The cloud-based medical coding solution has been bundled with the TruBridge solutions and services to enhance revenue cycle performance for healthcare organizations of all sizes.

Consideration for the acquisition included cash (net of cash of the acquired entity) of $59.9 million (inclusive of sellers' transaction expenses), plus a contingent earnout payment of up to $15.0 million tied to TruCode's earnings before interest, tax, depreciation, and amortization ("EBITDA") (subject to certain pro-forma adjustments) for the twelve-month period concluding on the anniversary date of the acquisition (the "earnout period"). As of March 31, 2022, $1.25 million of the original $2.5 million contingent consideration estimated in determining the purchase price was reversed as our estimates of TruCode's earnings over the remaining earnout period have declined since the date of acquisition. During 2021, we incurred approximately $0.9 million of pre-tax acquisition costs in connection with the acquisition of TruCode. Acquisition costs are included in general and administrative expenses in our consolidated statements of income.

Our acquisition of TruCode was treated as a purchase in accordance with ASC 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. Our allocation of the purchase price is based on management's judgment after evaluating several factors, including a valuation assessment.

The allocation of the purchase price paid for TruCode was as follows:

(In thousands)	Purchase Price Allocation
Acquired cash	$4,249
Accounts receivable	924
Prepaid expenses	2
Intangible assets	37,300
Goodwill	27,287
Accounts payable and accrued liabilities	(1,840)
Contingent consideration	(2,500)
Deferred revenue	(1,300)
Net assets acquired	$64,122

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

5. PROPERTY AND EQUIPMENT
Property and equipment, net was comprised of the following at March 31, 2022 and December 31, 2021:

(In thousands)	March 31, 2022	December 31, 2021
Land	$2,848	$2,848
Buildings and improvements	8,279	8,269
Computer equipment	8,229	7,868
Leasehold improvements	806	783
Office furniture and fixtures	743	682
Automobiles	18	18
Property and equipment, gross	20,923	20,468
Less: accumulated depreciation	(9,456)	(8,878)
Property and equipment, net	$11,467	$11,590

6. SOFTWARE DEVELOPMENT
Software development costs are accounted for in accordance with ASC 350-40, Internal-Use Software. We capitalize incurred labor costs for software development from the time the preliminary project phase is completed until the software is available for general release. Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. We estimate the useful life of our capitalized software and amortize its value on a straight-line basis over that estimated life, which is estimated to be five years. If the actual life of the asset is deemed to be impaired, a write-down of the value of the asset may be recorded as a charge to earnings. Amortization begins when the related software features are placed in service.
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
Software development costs, net was comprised of the following at March 31, 2022 and December 31, 2021:

(In thousands)	March 31, 2022	December 31, 2021
Software development costs	$16,984	$12,693
Less: accumulated amortization	(1,575)	(1,049)
Software development costs, net	$15,409	$11,644

7.     OTHER ACCRUED LIABILITIES
Other accrued liabilities was comprised of the following at March 31, 2022 and December 31, 2021:

(In thousands)	March 31, 2022	December 31, 2021
Salaries and benefits	$7,814	$8,482
Severance	199	236
Commissions	1,104	1,158
Self-insurance reserves	1,087	1,409
Contingent consideration	1,250	2,500
Operating lease liabilities, current portion	2,061	1,592
Other	1,508	1,786
Other accrued liabilities	$15,023	$17,163

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
The following is a calculation of the basic and diluted EPS for the Company's common stock, including a reconciliation between net income and net income attributable to common stockholders:

	Three Months Ended March 31,
(In thousands, except per share data)	2022	2021
Net income	$8,113	$4,144
Less: Net income attributable to participating securities	(166)	(103)
Net income attributable to common stockholders	$7,947	$4,041

Weighted average shares outstanding used in basic per common share computations	14,381	14,159
Add: Dilutive potential common shares	—	62
Weighted average shares outstanding used in diluted per common share computations	14,381	14,221

Basic EPS	$0.55	$0.29
Diluted EPS	$0.55	$0.28
During 2020, 2021, and 2022, performance share awards were granted to certain executive officers and key employees of the Company that will result in the issuance of common stock if the predefined performance criteria are met. The awards provide for an aggregate target of 298,486 shares, of which none have been included in the calculation of diluted EPS for the three months ended March 31, 2022 because the related threshold award performance levels have not been achieved as of March 31, 2022. See Note 10 - Stock-Based Compensation and Equity for more information.

9.     INCOME TAXES
The Company determines the tax provision for interim periods using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.
Our effective tax rate for the three months ended March 31, 2022 decreased to an expense of 14.4% from an expense of 18.8% for the three months ended March 31, 2021. A non-taxable gain of $1.25 million resulting from a partial reversal of the TruCode earnout benefited our effective tax rate by 2.8% for the three months ended March 31, 2022, while the net effective tax rate impact of state income tax items decreased by 2.4% for the three months ended March 31, 2022, as the first quarter of 2021 was significantly impacted by changes in estimated state tax rates and amendments to previously-filed state returns.

10.   STOCK-BASED COMPENSATION AND EQUITY
Stock-based compensation expense is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee's or non-employee director's requisite service period.
The following table details total stock-based compensation expense for the three months ended March 31, 2022 and 2021, included in the condensed consolidated statements of income:

	Three Months Ended March 31,
(In thousands)	2022	2021
Costs of sales	$267	$213
Operating expenses	1,450	821
Pre-tax stock-based compensation expense	1,717	1,034
Less: income tax effect	(378)	(227)
Net stock-based compensation expense	$1,339	$807
The Company's stock-based compensation awards are in the form of restricted stock and performance share awards granted pursuant to the Company's Amended and Restated 2019 Incentive Plan (the "Plan"), as amended. As of March 31, 2022, there was $16.5 million of unrecognized compensation expense related to unvested and unearned stock-based compensation arrangements granted under the Plan, which is expected to be recognized over a weighted-average period of 2.4 years.
Restricted Stock
The Company grants restricted stock to executive officers, certain key employees and non-employee directors under the Plan with the fair value of the awards representing the fair value of the common stock on the date the restricted stock is granted. Shares of restricted stock generally vest in equal annual installments over the applicable vesting period, which ranges from one to three years. The Company records expenses for these grants on a straight-line basis over the applicable vesting periods.

A summary of restricted stock activity under the Plan during the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Shares	Weighted-Average Grant Date Fair Value Per Share	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested restricted stock outstanding at beginning of period	314,883	$29.79	412,967	$28.87
Granted	144,064	34.44	134,314	31.26
Vested	(174,943)	29.75	(245,455)	29.16
Forfeited	—	—	(6,329)	29.10
Unvested restricted stock outstanding at end of period	284,004	$32.17	295,497	$29.71
Performance Share Awards
The Company grants performance share awards to executive officers and certain key employees under the Plan, with the number of shares of common stock earned and issuable under each award determined at the end of a three-year performance period, based on the Company's achievement of performance goals predetermined by the Compensation Committee of the Board of Directors at the time of grant. These performance share awards include a modifier to the total number of shares earned based on the Company's total shareholder return ("TSR") compared to an industry index. If certain levels of the performance objective are met, the award results in the issuance of shares of common stock corresponding to such level. Performance share awards that result in the issuance of shares of common stock are not subject to time-based vesting at the conclusion of the three-year performance period.
In the event that the Company's financial performance meets the predetermined targets for the performance objectives of the performance share awards, the Company will issue each award recipient the number of shares of common stock equal to the target award specified in the individual's underlying performance share award agreement. In the event the financial results of the Company exceed the predetermined targets, additional shares up to the maximum award may be issued. In the event the financial results of the Company fall below the predetermined targets, a reduced number of shares may be issued. If the financial results of the Company fall below the threshold performance levels, no shares will be issued. The total number of shares issued for the performance share award may be increased, decreased, or unchanged based on the TSR modifier described above.
The recipients of performance share awards do not receive dividends or possess voting rights during the performance period and, accordingly, the fair value of the performance share awards is the quoted market value of CPSI's common stock on the grant date less the present value of the expected dividends not received during the relevant period. The TSR modifier applicable to the performance share awards is considered a market condition and therefore is reflected in the grant date fair value of the award. A Monte Carlo simulation has been used to account for this market condition in the grant date fair value of the award.
Expense related to performance share awards is recognized using ratable straight-line amortization over the three-year performance period. In the event the Company determines it is no longer probable that the minimum performance level will be achieved, all previously recognized compensation expense related to the applicable awards is reversed in the period such a determination is made.

A summary of performance share award activity under the Plan during the three months ended March 31, 2022 and 2021 is as follows, based on the target award amounts set forth in the performance share award agreements:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Shares	Weighted-Average Grant Date Fair Value Per Share	Shares	Weighted-Average Grant Date Fair Value Per Share
Performance share awards outstanding at beginning of period	249,952	$29.59	252,852	$29.27
Granted	101,799	37.98	93,444	31.26
Forfeited or unearned	(25,948)	31.75	(20,373)	29.92
Earned and issued	(27,317)	31.75	(75,971)	30.50
Performance share awards outstanding at end of period	298,486	$32.06	249,952	$29.59

Stock Repurchases
On September 4, 2020, our Board of Directors approved a stock repurchase program under which we may repurchase up to $30.0 million of our common stock through September 3, 2022. We repurchased no shares during the three months ended March 31, 2022 and 12,056 shares during the three months ended March 31, 2021. The approximate dollar value of shares that may yet be repurchased under the stock repurchase program was $28.1 million as of March 31, 2022. Any future stock repurchase transactions may be made through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Any repurchase activity will depend on many factors, such as the availability of shares of our common stock, general market conditions, the trading price of our common stock, alternative uses for capital, the Company’s financial performance, compliance with the terms of our Amended and Restated Credit Agreement and other factors. Concurrent with the authorization of this stock repurchase program, the Board of Directors opted to indefinitely suspend all quarterly dividends.
In addition to shares repurchased under the approved stock repurchase program, we purchased 50,720 shares during the three months ended March 31, 2022 and 21,444 shares during the three months ended March 31, 2021 to fund required tax withholdings related to the vesting of restricted stock. Shares withheld to cover required tax withholdings related to the vesting of restricted stock do not reduce our total share repurchase authority.

11.   FINANCING RECEIVABLES
Short-Term Payment Plans
The Company provides fixed monthly payment arrangements ("short-term payment plans") over terms ranging from three to twelve months for certain add-on software installations. As a practical expedient, we do not adjust the amount of consideration recognized as revenue for the financing component as unearned income when we expect payment within one year or less. These receivables, included in the current portion of financing receivables, were comprised of the following at March 31, 2022 and December 31, 2021:

(In thousands)	March 31, 2022	December 31, 2021
Short-term payment plans, gross	$74	$121
Less: allowance for losses	(4)	(6)
Short-term payment plans, net	$70	$115

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
The decrease in long-term financing arrangement balances during the three months ended March 31, 2022 is primarily a result of the continued evolution of customer licensing preferences. Although the overwhelming majority of our historical EHR installations have been made under a perpetual license model, the dramatic shift in customer preferences to a SaaS license model began during 2019. with 49% of the year's new acute care EHR installations being performed in a SaaS model, compared to only 12% in 2018. The shift in customer preference toward a SaaS model has since continued, with SaaS installations representing approximately 68% of new acute care EHR installations in 2020 and 63% in 2021. Due to the nature of the revenue recognition requirements for SaaS arrangements coupled with recurring monthly payments, these arrangements do not give rise to long-term financing arrangements.
The components of these receivables were as follows at March 31, 2022 and December 31, 2021:

(In thousands)	March 31, 2022	December 31, 2021
Long-term financing arrangements, gross	$13,704	$15,659
Less: allowance for expected credit losses	(875)	(716)
Less: unearned income	(1,147)	(1,339)
Long-term financing arrangements, net	$11,682	$13,604
Future minimum payments to be received subsequent to March 31, 2022 are as follows:

(In thousands)
Years Ending December 31,
2022	$4,837
2023	4,658
2024	2,729
2025	1,309
2026	153
Thereafter	18
Total minimum payments to be received	13,704
Less: allowance for expected credit losses	(875)
Less: unearned income	(1,147)
Receivables, net	$11,682

Credit Quality of Financing Receivables and Allowance for Expected Credit Losses
The following table is a roll-forward of the allowance for expected credit losses for the three months ended March 31, 2022 and year ended December 31, 2021:

(In thousands)	Balance at Beginning of Period	Provision	Charge-offs	Recoveries	Balance at End of Period
March 31, 2022	$722	$157	$—	$—	$879
December 31, 2021	$1,489	$481	$(1,248)	$—	$722
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
Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. To facilitate customer collection and credit monitoring efforts, financing receivable amounts are invoiced and reclassified to trade accounts receivable when they become due, with all invoiced amounts placed on nonaccrual status. As a result, all past due amounts related to the Company’s financing receivables are included in trade accounts receivable in the accompanying condensed consolidated balance sheets. The following is an analysis of the age of financing receivables amounts (excluding short-term payment plans) that have been reclassified to trade accounts receivable and were past due as of March 31, 2022 and December 31, 2021:

(In thousands)	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due
March 31, 2022	$771	$382	$123	$1,276
December 31, 2021	$713	$78	$73	$864
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

(In thousands)	March 31, 2022	December 31, 2021
Stratification of uninvoiced client financing receivables based on aging of related trade accounts receivable:
Uninvoiced client financing receivables related to trade accounts receivable that are 1 to 90 Days Past Due	$6,555	$9,100
Uninvoiced client financing receivables related to trade accounts receivable that are 91 to 180 Days Past Due	556	329
Uninvoiced client financing receivables related to trade accounts receivable that are 181 + Days Past Due	342	386
Total uninvoiced client financing receivables balances of clients with a trade accounts receivable	$7,453	$9,815
Total uninvoiced client financing receivables of clients with no related trade accounts receivable	5,104	4,505
Total financing receivables with contractual maturities of one year or less	74	121
Less: allowance for expected credit losses	(879)	(722)
Total financing receivables	$11,752	$13,719

12. INTANGIBLE ASSETS AND GOODWILL
Our purchased definite-lived intangible assets as of March 31, 2022 and December 31, 2021 are summarized as follows:

	March 31, 2022
(In thousands)	Customer Relationships	Trademark	Developed Technology	Non-Compete Agreements	Total
Gross carrying amount, beginning of period	$112,570	$12,320	$37,600	$—	$162,490
Intangible assets acquired	19,600	—	3,200	1,400	24,200
Accumulated amortization	(43,943)	(5,402)	(21,614)	—	(70,959)
Net intangible assets as of March 31, 2022	$88,227	$6,918	$19,186	$1,400	$115,731
Weighted average remaining years of useful life	9	13	9	5	10

	December 31, 2021
(In thousands)	Customer Relationships	Trademark	Developed Technology	Non-Compete Agreements	Total
Gross carrying amount, beginning of period	$84,370	$11,120	$29,700	$—	$125,190
Intangible assets acquired	28,200	1,200	7,900	—	37,300
Accumulated amortization	(41,738)	(5,177)	(20,372)	—	(67,287)
Net intangible assets as of December 31, 2021	$70,832	$7,143	$17,228	$—	$95,203

The following table represents the remaining amortization of definite-lived intangible assets as of March 31, 2022:

(In thousands)
For the year ended December 31,
2022	$13,216
2023	15,440
2024	13,906
2025	13,590
2026	12,968
Thereafter	46,611
Total	$115,731
The following table sets forth the change in the carrying amount of goodwill by segment for the three months ended March 31, 2022:

(In thousands)	Acute Care EHR	Post-acute Care EHR	TruBridge	Total
Balance as of December 31, 2021	$97,095	$29,570	$51,048	$177,713
Goodwill acquired	—	—	20,170	20,170
Balance as of March 31, 2022	$97,095	$29,570	$71,218	$197,883

Goodwill is evaluated for impairment annually on October 1, or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist.

13. LONG-TERM DEBT
Long-term debt was comprised of the following at March 31, 2022 and December 31, 2021:

(In thousands)	March 31, 2022	December 31, 2021
Term loan facility	$68,438	$69,375
Revolving credit facility	74,000	31,000
Debt obligations	142,438	100,375
Less: unamortized debt issuance costs	(942)	(1,015)
Debt obligation, net	141,496	99,360
Less: current portion	(4,863)	(4,394)
Long-term debt	$136,633	$94,966
As of March 31, 2022, the carrying value of debt approximated the fair value due to the variable interest rate, which reflected the market rate.
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
Anticipated annual future maturities of the term loan facility and revolving credit facility are as follows as of March 31, 2022:

(In thousands)
2022	$3,750
2023	5,625
2024	6,563
2025	126,500
2026	—
Thereafter	—
$142,438
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
The Amended and Restated Credit Agreement provides incremental facility capacity of $50 million, subject to certain conditions. The Amended and Restated Credit Agreement includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated net leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. The Amended and Restated Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio of 1.25:1.00 throughout the duration of such agreement. Under the Amended and Restated Credit Agreement, the Company is required to comply with a maximum consolidated net leverage ratio of 3.50:1.00. The Amended and Restated Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default. We believe that we were in compliance with the covenants contained in such agreement as of March 31, 2022.
The Amended and Restated Credit Agreement requires the Company to mandatorily prepay the credit facilities with 50% of excess cash flow (minus certain specified other payments). This mandatory prepayment requirement is applicable only if the Company's consolidated net leverage ratio exceeds 2.50:1.00. The Company is permitted to voluntarily prepay the credit facilities at any time without penalty, subject to customary “breakage” costs with respect to prepayments of LIBOR rate loans made on a day other than the last day of any applicable interest period. An excess cash flow prepayment related to excess cash flow generated during 2021 was not required during the first quarter of 2022.

14.   OPERATING LEASES
The Company leases office space in various locations in Alabama, Pennsylvania, Minnesota, Maryland, Mississippi, and Washington. These leases have terms expiring from 2022 through 2030 but do contain optional extension terms. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

Supplemental balance sheet information related to operating leases was as follows:

(In thousands)	March 31, 2022
Operating lease assets
Operating lease assets	$8,079
Operating lease liabilities
Other accrued liabilities	2,061
Operating lease liabilities, net of current portion	6,018
Total operating lease liabilities	$8,079
Weighted average remaining lease term in years	5
Weighted average discount rate	4.4%
Because our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. We used the incremental borrowing rate on January 1, 2019, for operating leases that commenced prior to that date.
The future minimum lease payments payable under these operating leases subsequent to March 31, 2022 are as follows:

(In thousands)
2022	$1,558
2023	2,022
2024	1,913
2025	1,202
2026	1,225
Thereafter	1,115
Total lease payments	9,035
Less imputed interest	(956)
Total	$8,079
Total lease expense for both the three months ended March 31, 2022 and 2021 was $0.4 million.
Total cash paid for amounts included in the measurement of lease liabilities within operating cash flows from operating leases for the three months ended March 31, 2022 was $0.4 million.

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

As of March 31, 2022, we measured the fair value of contingent consideration that represents the potential earnout incentive for TruCode's former equity holders. We estimated the fair value of the contingent consideration based on the probability of TruCode meeting EBITDA targets (subject to certain pro-forma adjustments). We did not have any other instruments that required fair value measurement as of March 31, 2022.
The following tables summarize the carrying amounts and fair value of the contingent consideration at March 31, 2022 and December 31, 2021, respectively:

		Fair Value at March 31, 2022 Using
	Carrying Amount at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	3/31/2022	(Level 1)	(Level 2)	(Level 3)
Description
Contingent consideration	$1,250	$—	$—	$1,250
Total	$1,250	$—	$—	$1,250

		Fair Value at December 31, 2021 Using
	Carrying Amount at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	12/31/2021	(Level 1)	(Level 2)	(Level 3)
Description
Contingent consideration	$2,500	$—	$—	$2,500
Total	$2,500	$—	$—	$2,500

17.  SEGMENT REPORTING
Our chief operating decision makers ("CODM") utilize three operating segments, "TruBridge," "Acute Care EHR," and "Post-acute Care EHR" based on our three distinct business units with unique market dynamics and opportunities. These segments represent the components of the Company for which separate financial information is available that is utilized on a regular basis by the CODM in assessing segment performance and in allocating the Company's resources. Management evaluates the performance of the segments based on revenues and adjusted EBITDA. The Company previously evaluated the performance of the segments based on segment gross profit. Management believes adjusted EBITDA is a useful measure to assess the performance and liquidity of the Company as it provides meaningful operating results by excluding the effects of expenses that are not reflective of its operating business performance. Our CODM group is comprised of the Chief Executive Officer, Chief Growth Officer, Chief Operating Officer, and Chief Financial Officer. Accounting policies for each of the reportable segments are the same as those used on a consolidated basis.
Adjusted EBITDA consists of GAAP net income as reported and adjusts for (i) deferred revenue purchase accounting adjustments arising from purchase allocation adjustments related to business acquisitions; (ii) depreciation expense; (iii) amortization of software development costs; (iv) amortization of acquisition-related intangible assets; (v) stock-based compensation; (vi) severance and other non-recurring charges; (vii) interest expense and other, net; (viii) gain on contingent consideration; and (ix) the provision for income taxes. There are no intersegment revenues to be eliminated in computing segment revenue.
The CODM do not evaluate operating segments nor make decisions regarding operating segments based on assets. Consequently, we do not disclose total assets by reportable segment.

The following table presents a summary of the revenues and adjusted EBITDA of our three operating segments for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(In thousands)	2022	2021
Revenues by segment:
TruBridge	$43,108	$31,639
Acute Care EHR
Recurring revenue	27,364	27,210
Non-recurring revenue	3,028	4,680
Total Acute Care EHR revenue	30,392	31,890
Post-acute Care EHR
Recurring revenue	3,895	4,222
Non-recurring revenue	476	254
Total Post-acute Care EHR revenue	4,371	4,476
Total revenues	$77,871	$68,005

Adjusted EBITDA by segment:
TruBridge	10,789	6,520
Acute Care EHR	5,032	4,684
Post-acute Care EHR	332	620
Total adjusted EBITDA	$16,153	$11,824
The following table reconciles net income from continuing operations to adjusted EBITDA:

	Three Months Ended March 31,
(In thousands)	2022	2021
Net income, as reported	$8,113	$4,144
Deferred revenue and other acquisition-related adjustments	79	—
Depreciation expense	578	553
Amortization of software development costs	526	73
Amortization of acquisition-related intangibles	3,672	3,057
Stock-based compensation	1,717	1,034
Severance and other non-recurring charges	594	2,193
Interest expense and other, net	761	(187)
Gain on contingent consideration	(1,250)	—
Provision for income taxes	1,363	957
Total adjusted EBITDA	$16,153	$11,824
Certain of the items excluded or adjusted to arrive at adjusted EBITDA are described below:
•Deferred revenue purchase accounting adjustments - Deferred revenue purchase accounting adjustments includes acquisition-related deferred revenue adjustments, which reflect the fair value adjustments to deferred revenues acquired in business acquisitions. The fair value of deferred revenue represents an amount equivalent to the estimated cost plus an appropriate profit margin, to perform services related to the acquiree's software and product support, which assumes a legal obligation to do so, based on the deferred revenue balance as of the acquisition date. We add back deferred revenue and other adjustments for adjusted EBITDA because we believe the inclusion of this amount directly correlates to the underlying performance of our operations.

•Amortization of acquisition-related intangible assets - Acquisition related amortization expense is a non-cash expense arising primarily from the acquisition of intangible assets in connection with acquisitions or investments. We exclude acquisition-related amortization expense from adjusted EBITDA because we believe (i) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such expenses can vary significantly between periods as a result of new acquisitions and full amortization of previously acquired intangible assets.
•Stock-based compensation - Stock-based compensation expense is a non-cash expense arising from the grant of stock-based awards. We exclude stock-based compensation expense from adjusted EBITDA because we believe (i) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such expenses can vary significantly between periods as a result of the timing and valuation of grants of new stock-based awards, including grants in connection with acquisitions.
•Severance and other non-recurring charges - Non-recurring charges relate to certain severance and other charges incurred in connection with activities that are considered one-time. We exclude non-recurring expenses (primarily related to costs associated with our recent business transformation initiative and one-time lease termination costs) and transaction-related costs from adjusted EBITDA because we believe (i) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such expenses can vary significantly between periods.

18.  SUBSEQUENT EVENTS

On May 2, 2022, the Company entered into a First Amendment (the "First Amendment") to the Amended and Restated Credit Agreement, dated as of June 16, 2020, by and among the Company, certain subsidiaries of the Company, as guarantors (collectively, the "Subsidiary Guarantors"), Regions Bank, as administrative agent and collateral agent (the "Agent"), and various other lenders from time to time, which modified certain terms of the Company's existing credit agreement, including the following amendments:

1.The maximum borrowing capacity under the revolving credit facility increased from $110 million to $160 million. The outstanding principal balance of the term loan facility decreased from $75 million to $70 million, and the lenders provided an additional $1.6 million advance under the term loan.
2.The interest rate provisions reflect the transition from LIBOR to the Secured Overnight Financing Rate ("SOFR") as the new benchmark interest rate for each loan.
3.The collateral required to be delivered by the Company and its Subsidiary Guarantors no longer includes mortgages and related documents granting the lenders a security interest in the subject real property interest.
4.The term "Consolidated EBITDA" was changed to remove the required treatment of capitalized software development costs as expenses for purposes of compliance with the credit facility in order to align the term's definition with more conventional measures of EBITDA, including the Company's publicly-disclosed Adjusted EBITDA. Consequently, capitalized software development costs are now treated in a manner similar to capital expenditures for purposes of calculating the "Consolidated Fixed Charge Coverage Ratio."
5.The limitation on "Qualified Cash" to be held by the Company and Subsidiary Guarantors which may count toward reducing the "Consolidated Net Leverage Ratio" covenant was increased from $10 million to $20 million in the aggregate.
6.The "Consolidated Net Leverage Ratio" covenant was increased from 3.50:1.00 to 3.75:1.00 for each fiscal quarter ending June 30, 2022 through and including March 31, 2023. In connection with any acquisition by the Company exceeding $25 million, the Company may elect to increase the maximum permitted Consolidated Net Leverage Ratio for the fiscal quarter in which the acquisition occurs and each of the following three fiscal quarters by 0.50:1.00 above the otherwise permitted maximum.
7.The maturity date for both the revolving credit and term loan facilities changed from June 16, 2025, to May 2, 2027.

8.The maximum amount of all incremental facilities was increased from $50 million to $75 million, unless the pro forma "Consolidated Net Leverage Ratio" is less than 2.50:1.00, in which case there is no longer a limit on such incremental facilities.
9.The principal amortization payments of the term loan facility due between June 30, 2022 and March 31, 2027 decreased, such that all of these payments are now equal.
10.The requirement that the Company prepay principal with excess cash flow generated during the prior fiscal year was eliminated.
The Company's obligations under the credit agreement continue to be secured pursuant to the Amended and Restated Pledge and Security Agreement, dated as of June 16, 2020, by and among the Parties identified as Obligors therein and Regions Bank, as collateral agent, on a first priority basis by a security interest in substantially all of the tangible and intangible personal assets (subject to certain exceptions) of the Company and the Subsidiary Guarantors, including certain registered intellectual property and the capital stock of certain of the Company's direct and indirect subsidiaries. The Company's obligations under the credit agreement also continue to be guaranteed by the Subsidiary Guarantors.

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
Additional information concerning these and other factors that could cause differences between forward-looking statements and future actual results is discussed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021.
Background
CPSI is a leading provider of healthcare solutions and services for community hospitals and other healthcare systems and post-acute care facilities. Founded in 1979, CPSI offers its products and services through six companies - TruBridge, LLC ("TruBridge"), Evident, LLC ("Evident"), American HealthTech, Inc. ("AHT"), iNetXperts, Corp. d/b/a Get Real Health ("Get Real Health"), TruCode LLC ("TruCode"), and Healthcare Resource Group, Inc. ("HRG"). These combined companies are focused on improving the health of the communities we serve, connecting communities for a better patient care experience, and improving the financial operations of our clients. The individual contributions of each of these companies towards this combined focus are as follows:
•TruBridge provides business management, consulting, and managed IT services along with its complete revenue cycle management ("RCM") solution for all care settings, regardless of their primary healthcare information solutions provider.
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
•HRG, included within our TruBridge segment, provides customized RCM solutions and consulting services that enable hospitals and clinics to improve efficiency, profitability, and patient satisfaction.
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
We determine retention rates by reference to the amount of beginning-of-period Acute Care EHR recurring revenues that have not been lost due to customer attrition from our production environment customer base. Production environment customers are those that are using our applications to document live patient encounters, as opposed to legacy environment customers that have view-only access to historical patient records. Historically, these retention rates had consistently remained in the mid-to-high 90th percentile ranges and have not materially deviated from this range during 2021 or the first three months of 2022.
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
The overwhelming majority of our historical installations have been under a perpetual license model, but new customer demand has dramatically shifted towards a SaaS license model in the past several years. SaaS license models made up 12% of annual new acute care EHR installations in 2018, increasing to 63% during 2021 and 100% for the first three months of 2022. These SaaS offerings are becoming increasingly attractive to our clients because this configuration allows them to obtain access to advanced software products without a significant initial capital outlay. We expect this trend to continue for the foreseeable future, with the resulting impact on the Company’s financial statements being reduced system sales revenues in the period of installation in exchange for increased recurring periodic revenues (reflected in system sales and support revenues) over the term of the SaaS arrangement. This naturally places downward pressure on short-term revenue growth and profitability metrics, but benefits long-term revenue growth and profitability which, in our view, is consistent with our goal of delivering long-term shareholder value.

For customers electing to purchase our technology solutions under a perpetual license, we have historically made financing arrangements available on a case-by-case basis, depending on the various aspects of the proposed contract and customer attributes. These financing arrangements continue to comprise the majority of our perpetual license installations, and include short-term payment plans and longer-term lease financing through us or third-party financing companies. The aforementioned shift in customer preference towards SaaS arrangements has significantly reduced the frequency of new financing arrangements for customer purchases under a perpetual license. When combined with scheduled payments on existing financing arrangements, the reduced frequency of new financing arrangements has resulted in a substantial reduction in financing receivables during 2021 and the first three months of 2022.
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
Margin Optimization Efforts
Our core growth strategy includes an element geared towards margin optimization by identifying opportunities to further improve our cost structure by executing against initiatives related to organizational realignment, expanded use of offshore partnerships and the use of automation to increase the efficiency and value of our associates' efforts.
Regarding the organizational realignment, on February 1, 2021, we committed to a reduction in force that resulted in the termination of approximately 1.0% of our workforce (21 employees). The reduction in force was a component of a broader strategic review of the Company's operations that was intended to more effectively align our resources with business priorities. Substantially all of the employees impacted by the reduction in force exited the Company in the first quarter of 2021, with the last of the impacted employees exiting in the third quarter of 2021. The Company incurred expenses of approximately $2.7 million related to the reduction in force. These expenses consisted of one-time termination benefits to the affected employees, including but not limited to severance payments, healthcare benefits, and payments for accrued vacation time. As a result of the reduction in force, the Company expects to realize approximately $3.9 million in annual savings compared to prior expense levels.
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
In addition to wage inflation, we are a party to contracts with certain third-party suppliers and vendors that allow for annual price adjustments indexed to inflation. While we continually seek to proactively manage controllable expenses, inflationary pressure on costs could lead to erosion of margins.
Labor Capitalization
During the second quarter of 2021, our ongoing monitoring activities associated with the capitalization of software development costs and the related correlation between capitalization rates and operational metrics designed to reflect the distribution of work revealed that our then-current labor capitalization methodology did not fully reflect all of the critical activities necessary to develop software assets. Consequently, during the second quarter of 2021, we elected to change our method of estimating the labor costs incurred in developing software assets requiring capitalization under ASC 350-40, Internal Use of Software. Prior to this change, we estimated the associated labor costs using an estimated time-equivalent for workload metrics commonly utilized within agile software development environments. With this change, we now estimate these labor costs using the distribution of these agile workload metrics between capitalizable and non-capitalizable units of work. We believe this change is preferable as the new methodology better estimates capitalizable labor costs and is consistent with industry best practices. We have determined that this change in accounting for software development costs is a change in accounting estimate effected by a change in accounting principle and, as such, has been accounted for on a prospective basis. In connection with this change, we capitalized $8.8 million of software development costs during 2021. We estimate that the effect of this change was to increase capitalized amounts by approximately $4.6 million during 2021 with a corresponding decrease to product development costs. The additional capitalized amounts will be amortized over an average of 5 years, leading to increased amortization expense in future years.

COVID-19
The continuing impacts of COVID-19 and related economic conditions on the Company’s results are highly uncertain and outside the Company’s control. The scope, duration and magnitude of the direct and indirect effects of COVID-19 continue to evolve in ways that are difficult or impossible to anticipate.
At the outset of the COVID-19 pandemic, community hospital patient volumes in the United States and other countries around the world rapidly deteriorated, negatively impacting the revenues, gross margins, and income of our TruBridge service offerings. Although these patient volumes have since largely recovered, the persistence of the pandemic and the unprecedented nature of the resulting challenges it has imposed on national and global healthcare and economic systems make the path to complete recovery uncertain for community hospitals and may negatively impact the future financial performance of our TruBridge services. Additionally, new EHR system installations have been negatively impacted by restrictive travel and social distancing protocols, and such negative impact could materialize again if comparable mitigation efforts are recommended by public health agencies in response to future outbreaks. The Company began to experience these impacts in March 2020, which increased in significance during the second quarter of 2020 before gradually improving over the remainder of 2020 and 2021. However, uncertainty remains with respect to the pace of economic recovery, as well as the potential for resurgence in transmission of COVID-19 and related business closures due to the emergence of virus variants and vaccine hesitancy and refusal among various populations.
The Company expects the potential for negative impacts of the pandemic to continue for the foreseeable future, but the degree of the impact will depend on the ability of our community hospital clients to return to normal operations and patient volume. We believe that COVID-19 has impacted, and may continue to impact, our business results in the following additional areas:
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
Results of Operations
During the first three months of 2022, we generated revenues of $77.9 million from the sale of our products and services, compared to $68.0 million during the first three months of 2021, an increase of 15% that is due to the combination of inorganic growth through our recent acquisitions of TruCode and HRG and organic growth for TruBridge as revenue cycle solutions continue to gain traction in the domestic healthcare landscape. This increase in revenues is the primary driver behind the corresponding increase in net income, which increased by $4.0 million to $8.1 million for the first three months of 2022 from the prior-year period. Net cash provided by operating activities decreased by $1.9 million, from $13.7 million during the first three months of 2021 to $11.8 million during the first three months of 2022, primarily due to less cash-advantageous changes in working capital, most notably as it relates to accrued liabilities for incentive compensation.
The following table sets forth certain items included in our results of operations for the three months ended March 31, 2022 and 2021, expressed as a percentage of our total revenues for these periods:

	Three Months Ended March 31,
	2022		2021
(In thousands)	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
TruBridge	$43,108	55.4%	$31,639	46.5%
System sales and support:
Acute Care EHR	30,392	39.0%	31,890	46.9%
Post-acute Care EHR	4,371	5.6%	4,476	6.6%
Total System sales and support	34,763	44.6%	36,366	53.5%
Total sales revenues	77,871	100%	68,005	100%
Costs of sales:
TruBridge	21,373	27.4%	15,779	23.2%
System sales and support:
Acute Care EHR	15,346	19.7%	16,212	23.8%
Post-acute Care EHR	1,337	1.7%	1,164	1.7%
Total System sales and support	16,683	21.4%	17,376	25.6%
Total costs of sales	38,056	48.9%	33,155	48.8%
Gross profit	39,815	51.1%	34,850	51.2%
Operating expenses:
Product development	7,101	9.1%	8,429	12.4%
Sales and marketing	7,042	9.0%	5,301	7.8%
General and administrative	13,014	16.7%	13,149	19.3%
Amortization of acquisition-related intangibles	3,672	4.7%	3,057	4.5%
Total operating expenses	30,829	39.6%	29,936	44.0%
Operating income	8,986	11.5%	4,914	7.2%
Other income (expense):
Other income	157	0.2%	814	1.2%
Gain on contingent consideration	1,250	1.6%	—	—%
Interest expense	(917)	(1.2)%	(627)	(0.9)%
Total other income (expense)	490	0.6%	187	0.3%
Income before taxes	9,476	12.2%	5,101	7.5%
Provision for income taxes	1,363	1.8%	957	1.4%
Net income	$8,113	10.4%	$4,144	6.1%
Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021
Revenues
Total revenues for the three months ended March 31, 2022 increased by $9.9 million, or approximately 15%, compared to the three months ended March 31, 2021.

TruBridge revenues increased by $11.5 million, or 36%, compared to the first quarter of 2021. Our hospital clients operate in an environment typified by rising costs and increased complexity and are increasingly seeking to alleviate themselves of the ever-increasing administrative burden of operating their own business office functions. This increasing demand for services, coupled with the positive impact of improving hospital patient volumes on TruBridge revenues, resulted in revenue increases of $2.1 million, or 17%, for our accounts receivable management services; $0.6 million, or 7%, for our insurance services division; and $0.4 million, or 15%, for our medical coding services. Other sources of organic revenue growth included GRH, where escalating demand for patient engagement solutions caused related revenues to more than double from the first quarter of 2021, an increase of $1.4 million. Lastly, the acquisitions of TruCode in May 2021 and HRG in March 2022 resulted in additional revenues of $3.4 million and $3.8 million, respectively, during the first quarter of 2022.
System sales and support revenues decreased by $1.6 million, or 4%, compared to the first quarter of 2021. System sales and support revenues were comprised of the following during the respective periods:

	Three Months Ended March 31,
(In thousands)	2022	2021
Recurring system sales and support revenues (1)
Acute Care EHR	$27,364	$27,210
Post-acute Care EHR	3,895	4,222
Total recurring system sales and support revenues	31,259	31,432
Non-recurring system sales and support revenues (2)
Acute Care EHR	3,028	4,680
Post-acute Care EHR	476	254
Total non-recurring system sales and support revenues	3,504	4,934
Total system sales and support revenue	$34,763	$36,366

(1) Mostly comprised of support and maintenance, third-party subscriptions, and SaaS revenues.

(2) Mostly comprised of installation revenues from the sale of our acute care and post-acute care EHR solutions and related applications under a perpetual (non-subscription) licensing model.
Recurring system sales and support revenues decreased by $0.2 million, or less than 1%, compared to the first quarter of 2021. Acute Care EHR recurring revenues increased by $0.2 million, as our SaaS customer base has continued to grow. Post-acute Care EHR recurring revenues decreased $0.3 million, or 8%, due to the combined effects of customer attrition over the prior twelve months combined with poor bookings performance for new customer arrangements over the same timeframe.
Non-recurring system sales and support revenues decreased by $1.4 million, or 29%, compared to the first quarter of 2021. Acute Care EHR non-recurring revenues decreased by $1.7 million compared to the first quarter of 2021, due mostly to a decrease in the number of perpetual license installations of our Acute Care EHR solutions. We installed our Acute Care EHR solutions at three new hospital clients during the first quarter of 2022 (all of which are under SaaS arrangements, resulting in revenue being recognized ratably over the contract term) compared to five new hospital clients during the first quarter of 2021 (two under a SaaS arrangement). Post-acute Care EHR nonrecurring revenues increased by $0.2 million, or 87%, compared to the first quarter of 2021 due to a temporarily beneficial shift in license mix.
Costs of Sales
Total costs of sales increased by $4.9 million, or 15%, compared to the first quarter of 2021. As a percentage of total revenues, costs of sales remained unchanged at 49% of revenues in both the first quarter of 2022 and the first quarter of 2021.
Our costs associated with TruBridge sales and support increased by $5.6 million, or 35%, compared to the first quarter of 2021, primarily driven by our recent acquisitions of TruCode and HRG, which contributed total expenses of $0.8 million and $2.6 million, respectively, to the first quarter of 2022. The remaining cost increases for TruBridge are organic in nature, caused by resource expansion necessitated by the growing customer base and improved patient volumes. The gross margin on these services remained unchanged at 50% in the first quarter of 2022 compared to the first quarter of 2021.
Costs of Acute Care EHR system sales and support decreased by $0.9 million, or 5%, compared to the first quarter of 2021, as the continuing shift in customer preferences towards a SaaS license model resulted in increased capitalization of contract fulfillment costs. The gross margin on Acute Care EHR system sales and support increased slightly to 50% in the first quarter of 2022, compared to 49% in the first quarter of 2021, as the decrease in costs of sales outpaced the related decrease in revenues.

Costs of Post-acute Care EHR system sales and support increased by $0.2 million, or 15%, compared to the first quarter of 2021, with increased labor and travel costs comprising nearly all of the increase. The gross margin on Post-acute Care EHR system sales and support decreased to 69% in the first quarter of 2022, compared to 74% in the first quarter of 2021, as slight decreases in revenues worked in tandem with slight cost increases to decrease margins.
Product Development
Product development expenses consist primarily of compensation and other employee-related costs (including stock-based compensation) and infrastructure costs incurred, but not capitalized, for new product development and product enhancements. Product development costs decreased by $1.3 million, or 16%, compared to the first quarter of 2021, with the primary driver being a $2.5 million, or 285%, increase in product development labor capitalization pursuant to the aforementioned change in our method of estimating the labor costs incurred in developing software assets requiring capitalization under ASC 350-40, Internal Use Software. This increased capitalization rate was partially offset by increased amortization of the related assets and increased contract development costs associated with expanding resources. The acquisition of TruCode in May 2021 resulted in $0.3 million of additional product development expenses during the first quarter of 2022, while the acquisition of HRG in March 2022 contributed a negligible amount of such expenses.
Sales and Marketing
Sales and marketing costs increased by $1.7 million, or 33%, compared to the first quarter of 2021, as resource expansion resulted in a $0.3 million increase in payroll costs and an improved sales environment resulted in a $0.5 million increase in commission expenses. The acquisition of TruCode in May 2021 resulted in $0.2 million of additional sales and marketing expenses during the first quarter of 2022, while the acquisition of HRG in March 2022 added $0.3 million of such expenses.
General and Administrative
General and administrative expenses decreased by $0.1 million, or 1%, compared to the first quarter of 2021. Severance costs decreased $1.9 million as the aforementioned margin optimization efforts resulted in a significant reduction-in-force during the first quarter of 2021, with no initiatives of such scale during the first quarter of 2022. This decrease in severance costs was mostly offset by a combined $1.3 million increase in payroll expenses, benefits costs, and non-recurring expenses associated with expanding resources and our acquisition of HRG in March 2022. The acquisition of TruCode in May 2021 resulted in $0.2 million of additional general and administrative expenses during the first quarter of 2022, with HRG operations contributing an additional $0.4 million of such expenses.
Amortization of Acquisition-Related Intangibles
Amortization expense associated with acquisition-related intangible assets increased by $0.6 million, or 20%, compared to the first quarter of 2021, due mostly to the amortization of intangibles acquired in the TruCode acquisition.
Total Operating Expenses
Total operating expenses increased by $0.9 million, or 3%, compared to the first quarter of 2021. As a percentage of total revenues, total operating expenses decreased to 40% of revenues in the first quarter of 2022, compared to 44% in the first quarter of 2021.
Total Other Income (Expense)
Total other income (expense) increased to income of $0.5 million during the first quarter of 2022 compared to income of $0.2 million during the first quarter of 2021. Our acquisition of TruCode in May 2021 included a contingent earnout payment of up to $15 million tied to TruCode's earnings before interest, tax, depreciation, and amortization ("EBITDA") (subject to certain pro-forma adjustments) for the twelve month period concluding on the anniversary date of the acquisition (the "earnout period"). During the first quarter of 2022, $1.3 million of the original $2.5 million contingent consideration estimated in determining the purchase price was reversed as our estimates of TruCode's earnings over the remaining earnout period have declined since the date of acquisition. This gain on contingent consideration was partially offset by increased interest expense, caused by a rising interest rate environment and a higher level of funded debt, and decreased other income as interest income on our portfolio of financing receivables has decreased with the corresponding decrease in the asset class balances.
Income Before Taxes
As a result of the foregoing factors, income before taxes increased by $4.4 million in the first quarter of 2022 compared to the first quarter of 2021.

Provision for Income Taxes
Our effective tax rate for the three months ended March 31, 2022 decreased to an expense of 14.4% from an expense of 18.8% for the three months ended March 31, 2021. A non-taxable gain of $1.25 million resulting from a partial reversal of the TruCode earnout benefited our effective tax rate by 2.8% for the three months ended March 31, 2022, while the net effective tax rate impact of state income tax items decreased by 2.4% for the three months ended March 31, 2022, as the first quarter of 2021 was significantly impacted by changes in estimated state tax rates and amendments to previously-filed state returns.
Net Income
Net income for the first quarter of 2022 increased by $4.0 million to $8.1 million, or $0.55 per basic and diluted share, compared with net income of $4.1 million, or $0.29 per basic and $0.28 per diluted share, for the first quarter of 2021. Net income represented 10% of revenue for the first quarter of 2022, compared to 6% of revenue for the first quarter of 2021.
Supplemental Segment Information
Our reportable segments have been determined in accordance with ASC 280 - Segment Reporting. We have three reportable operating segments: TruBridge, Acute Care EHR and Post-acute Care EHR. We evaluate each of our three operating segments based on segment revenues and segment adjusted EBITDA.
Adjusted EBITDA consists of GAAP net income as reported and adjusts for (i) deferred revenue purchase accounting adjustments arising from purchase allocation adjustments related to business acquisitions; (ii) depreciation expense; (iii) amortization of software development costs; (iv) amortization of acquisition-related intangible assets; (v) stock-based compensation; (vi) severance and other non-recurring charges; (vii) interest expense and other, net; (viii) gain on contingent consideration; and (ix) the provision for income taxes. The segment measurements provided to and evaluated by the chief operating decision makers ("CODM") are described in Note 17. These results should be considered in addition to, and not as a substitute for, results reported in accordance with GAAP.
The following table presents a summary of the revenues and adjusted EBITDA of our three operating segments for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Change
	2022	2021	$	%
(In thousands)
Revenues by segment:
TruBridge	$43,108	$31,639	$11,469	36%
Acute Care EHR	30,392	31,890	(1,498)	(5)%
Post-acute Care EHR	4,371	4,476	(105)	(2)%

Adjusted EBITDA by segment:
TruBridge	$10,789	$6,520	$4,269	65%
Acute Care EHR	5,032	4,684	348	7%
Post-acute Care EHR	332	620	(288)	(46)%
Segment Revenues
Refer to the corresponding discussion of revenues for each of our reportable segments previously provided under the Revenues heading of this Management's Discussion and Analysis. There are no intersegment revenues to be eliminated in computing segment revenue.
Segment Adjusted EBITDA
TruBridge adjusted EBITDA increased by $4.3 million, or 65%, compared to the first quarter of 2021. With costs of sales increasing in proportion with the increase in revenues, adjusted EBITDA expansion was driven by operating leverage that allowed for a more efficient use of operating expense functions in the first quarter of 2022 compared to the first quarter of 2021.
Acute Care EHR adjusted EBITDA experienced a modest increase of $0.3 million, or 7%, compared to the first quarter of 2021, as gross margins improved only 41 basis points but moderate operating leverage allowed for further expansion of adjusted EBITDA.

Post-acute Care EHR adjusted EBITDA decreased by $0.3 million, or 46%, compared to the first quarter of 2021. Despite only a slight decrease in related revenues, the aformentioned gross margin compression of our post-acute care EHR business, discussed on page 34, negated any operating leverage and exerted negative pressure on adjusted EBITDA..
Liquidity and Capital Resources
The Company’s liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during the three months ended March 31, 2022. For further discussion regarding the potential future impacts of COVID-19 and related economic conditions on the Company’s liquidity and capital resources, see “COVID-19” in this Management's Discussion and Analysis of Financial Condition and Results of Operations and Part I, "Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.
Sources of Liquidity
As of March 31, 2022, our principal sources of liquidity consisted of cash and cash equivalents of $16.0 million and our remaining borrowing capacity under the revolving credit facility of $36.0 million, compared to $11.4 million of cash and cash equivalents and $79.0 million of remaining borrowing capacity under the revolving credit facility as of December 31, 2021. In conjunction with our acquisition of HHI in January 2016, we entered into a syndicated credit agreement which provided for a $125 million term loan facility and a $50 million revolving credit facility. On June 16, 2020, we entered into an Amended and Restated Credit Agreement that increased the aggregate principal amount of our credit facilities to $185 million, which includes a $75 million term loan facility and a $110 million revolving credit facility.
As of March 31, 2022, we had $142.4 million in principal amount of indebtedness outstanding under the credit facilities. In addition, we had operating lease liabilities totaling approximately $9.0 million payable over the next five years. We believe that our cash and cash equivalents of $16.0 million as of March 31, 2022, the future operating cash flows of the combined entity, and our remaining borrowing capacity under the revolving credit facility of $36.0 million as of March 31, 2022, taken together, provide adequate resources to fund ongoing cash requirements for the next twelve months and beyond. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of filing of this Form 10-Q. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.
Operating Cash Flow Activities
Net cash provided by operating activities decreased by $1.9 million from $13.7 million provided by operations for the three months ended March 31, 2021 to $11.8 million provided by operations for the three months ended March 31, 2022. The decrease in cash flows provided by operations is primarily due to disadvantageous changes in working capital, most notably as it relates to accrued liabilities for incentive compensation. The Company distributes cash bonuses during the first quarter of each year, to the degree such bonuses have been earned. The pandemic's impact on our 2020 financial performance resulted in minimal bonus payments during the first quarter of 2021 while successful execution during 2021 resulted in above-target bonus payments during the first quarter of 2022. Cash outflows related to bonus payments increased to $4.7 million during the first three months of 2022, compared to only $0.2 million during the first three months of 2021.
Investing Cash Flow Activities
Net cash used in investing activities increased by $46.3 million, with $47.7 million used in the three months ended March 31, 2022 compared to $1.4 million used during the three months ended March 31, 2021. We completed our $43.6 million acquisition of HRG during the first quarter of 2022. The HRG acquisition was funded through a draw of $48.0 million on our credit facilities. In addition, cash outflows for the investment in software development increased from $0.9 million during the first three months of 2021 to $4.3 million during the first three months of 2022 due to the aforementioned change in methodology for estimating labor costs eligible for capitalization.
Financing Cash Flow Activities
During the three months ended March 31, 2022, our financing activities were a net source of cash in the amount of $40.4 million, as $48.0 million in borrowings from our revolving line of credit were offset by long-term debt principal payments of $5.9 million and $1.7 million used to repurchase shares of our common stock in order to fund required tax withholding related to the vesting of shares of restricted stock, which are treated as treasury stock. Financing activities used $7.0 million during the three months ended March 31, 2021, primarily due to $5.9 million net paid in long-term debt principal and $1.1 million used to repurchase shares of our common stock.

On September 4, 2020, our Board of Directors approved a stock repurchase program to repurchase up to $30.0 million in aggregate amount of the Company's outstanding shares of common stock through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. These shares may be purchased from time to time over a two-year period depending upon market conditions. Our ability to repurchase shares is subject to compliance with the terms of our Amended and Restated Credit Agreement. Concurrent with the authorization of this stock repurchase program, the Board of Directors opted to indefinitely suspend all quarterly dividends. We did not purchase any shares under the stock repurchase program during the three months ended March 31, 2022.
Credit Agreement
As of March 31, 2022, we had $68.4 million in principal amount outstanding under the term loan facility and $74.0 million in principal amount outstanding under the revolving credit facility. Each of our credit facilities continues to bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted LIBOR rate for the relevant interest period, subject to a floor of 0.50%, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate, subject to the aforementioned floor, plus one percent per annum, or (3) a combination of (1) and (2). The applicable margin range for LIBOR loans and the letter of credit fee ranges from 1.8% to 3.0%. The applicable margin range for base rate loans ranges from 0.8% to 2.0%, in each case based on the Company's consolidated net leverage ratio.
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
The Amended and Restated Credit Agreement provides incremental facility capacity of $50 million, subject to certain conditions. The Amended and Restated Credit Agreement includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated net leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. The Amended and Restated Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio of 1.25:1.00 throughout the duration of such agreement. Under the Amended and Restated Credit Agreement, the Company is required to comply with a maximum consolidated net leverage ratio of 3.50:1.00. The Amended and Restated Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default. We believe that we were in compliance with the covenants contained in such agreement as of March 31, 2022.
The Amended and Restated Credit Agreement requires the Company to mandatorily prepay the credit facilities with 50% of excess cash flow (minus certain specified other payments). This mandatory prepayment requirement is applicable only if the Company's consolidated net leverage ratio exceeds 2.50:1.00. The Company is permitted to voluntarily prepay the credit facilities at any time without penalty, subject to customary “breakage” costs with respect to prepayments of LIBOR rate loans made on a day other than the last day of any applicable interest period. An excess cash flow prepayment related to excess cash flow generated during 2021 was not required during the first quarter of 2022. On May 2, 2022, the Amended and Restated Credit Agreement was amended further to increase the revolving credit facility to $160 million and provide additional borrowing of $1.6 million under the term loan. After the new amendment, as of May 2, 2022, we have approximately $74 million of outstanding indebtedness and approximately $86 million of available credit under the revolving credit facility.

Backlog
Backlog consists of revenues we reasonably expect to recognize over the next twelve months under all existing contracts, including those with remaining performance obligations that have original expected durations of one year or less and those with fees that are variable in which we estimate future revenues. The revenues to be recognized may relate to a combination of one-time fees for system sales and recurring fees for support and maintenance and TruBridge services. As of March 31, 2022, we had a twelve-month backlog of approximately $6 million in connection with non-recurring system purchases and approximately $324 million in connection with recurring payments under support and maintenance, Cloud EHR contracts, and TruBridge services, $31 million of which was attributable to HRG. As of March 31, 2021, we had a twelve-month backlog of approximately $9 million in connection with non-recurring system purchases and approximately $249 million in connection with recurring payments under support and maintenance, Cloud EHR contracts, and TruBridge services.
Bookings

Bookings is a key operational metric used by management to assess the relative success of our sales generation efforts, and were as follows for the three and three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(In thousands)	2022	2021
TruBridge (1)	$10,151	$2,687
System sales and support (2)
Acute Care EHR	9,086	5,442
Post-acute Care EHR	1,160	648
Total system sales and support	10,246	6,090
Total bookings	$20,397	$8,777
(1) Generally calculated as the total contract price (for non-recurring, project-related amounts) and annualized contract value (for recurring amounts).
(2) Generally calculated as the total contract price (for system sales) and annualized contract value (for support).

Sales activities during the first three months of 2021 suffered from a number of incremental headwinds, chief among them being (a) COVID-19 related distractions, including increased infection rates for certain geographies and widespread focus on eventual vaccine rollouts, (b) reorganization transitions related to our February 2021 reduction-in-force, and (c) lower-value regulatory purchases required by the Centers for Medicare and Medicaid Services' Hospital Price Transparency mandate requiring hospitals to provide clear, accessible pricing information online. These topics disproportionately dominated sales discussions and resources. Such headwinds began dissipating during the third quarter of 2021, resulting in overall bookings growth during the first quarter of 2022 of $11.5 million, or 131%, over the first quarter of 2021.

TruBridge bookings increased by $7.4 million, improving nearly four-fold over the first quarter of 2021. The recently-acquired HRG contributed $2.8 million of bookings to the first quarter of 2022, while the aforementioned improvement in the sales environment drove bookings from hospitals outside of our EHR customer base to an organic increase of $1.1 million, or 239%. Bookings generated from our existing EHR customer base increased by $3.5 million, or 156%, from the prior period.

Acute Care EHR bookings increased $3.6 million, or 67%, as the improved sales environment allowed for an accelerated pace of new hospital EHR decisions.

Post-acute Care EHR bookings increased by $0.5 million, or 79%, as the improved sales environment worked in tandem with recent product innovations designed to improve the competitive position of our AHT products.

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
In our Annual Report on Form 10-K for the year ended December 31, 2021, we identified our critical accounting polices related to revenue recognition, allowance for credit losses, estimates, business combinations, including purchased intangible assets, and software development costs. There have been no significant changes to these critical accounting policies during the three months ended March 31, 2022.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk relates primarily to the potential change in the British Bankers Association London Interbank Offered Rate ("LIBOR"). We had $142.4 million of outstanding borrowings under our credit facilities with Regions Bank at March 31, 2022. The term loan facility and revolving credit facility bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted LIBOR rate for the relevant interest period, subject to a floor of 0.50%, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month LIBOR rate, subject to the aforementioned floor, plus one percent per annum, or (3) a combination of (1) and (2). Accordingly, we are exposed to fluctuations in interest rates on borrowings under the credit facilities. A one hundred basis point change in interest rate on our borrowings outstanding as of March 31, 2022 would result in a change in interest expense of approximately $1.4 million annually.
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
Changes in Internal Control over Financial Reporting
On March 1, 2022, we acquired HRG, as further described in Note 4 of the notes to the condensed consolidated financial statements. We continue to integrate policies, processes, people, technology, and operations for our combined operations, and we will continue to evaluate the impact of any related changes to internal control over financial reporting during the fiscal year. There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we are involved in routine litigation that arises in the ordinary course of business. We are not currently involved in any claims outside the ordinary course of business that are material to our financial condition or results of operations.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or operating results. There have been no material changes to the risk factors disclosed in Part 1, "Item 1A. Risk Factors" in our Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Equity Securities

The following table provides information about our repurchases of common stock during the three months ended March 31, 2022:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3)
Beginning of Period				$28,091,554
January 1, 2022 - January 31, 2022	—	$—	—	28,091,554
February 1, 2022 - February 28, 2022	19,448	29.83	—	28,091,554
March 1, 2022 - March 31, 2022	31,272	34.22	—	$28,091,554
Total	50,720	$32.54	—
(1) We repurchased 50,720 shares during the three months ended March 31, 2022 that were not made pursuant to our previously announced stock repurchase program, but were purchased to fund required tax withholding related to the vesting of restricted stock. Shares withheld to cover required tax withholdings related to the vesting of restricted stock do not reduce our total share repurchase authority.

(2) Shares purchased during the three months ended March 31, 2022 pursuant to our previously announced stock repurchase program.
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

2.1*
Stock Purchase Agreement, dated March 1, 2022, by and among Computer Programs and Systems, Inc., Healthcare Resource Group, Inc., the Sellers named therin, and the Securityholder Representative (filed as Exhibit 2.1 to CPSI's Form 8-K filed on March 2, 2022 and incorporated herein by reference)

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

*Certain annexes and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. CPSI hereby agrees to furnish supplementally copies of any of the omitted documents to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER PROGRAMS AND SYSTEMS, INC.

5/10/2022	By:	/s/ J. Boyd Douglas
J. Boyd Douglas
President and Chief Executive Officer

5/10/2022	By:	/s/ Matt J. Chambless
Matt J. Chambless
Chief Financial Officer