Form 10-Q
period 2022-06-30
COMPUTER PROGRAMS & SYSTEMS INC
filed 2022-08-08
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 5, 2022, there were 14,691,473 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.
Quarterly Report on Form 10-Q
(For the three and six months ended June 30, 2022)

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$15,107	$11,431
Accounts receivable (net of allowance for expected credit losses of $2,885 and $1,826, respectively)	48,782	34,431
Financing receivables, current portion, net (net of allowance for expected credit losses of $257 and $325, respectively)	5,137	6,488
Inventories	1,128	855
Prepaid income taxes	2,142	4,599
Prepaid expenses and other	14,669	11,194
Total current assets	86,965	68,998
Property and equipment, net	10,876	11,590
Software development costs, net	19,124	11,644
Operating lease assets	8,304	7,097
Financing receivables, net of current portion (net of allowance for expected credit losses of $429 and $397, respectively)	5,242	7,231
Other assets, net of current portion	5,417	3,874
Intangible assets, net	110,973	95,203
Goodwill	198,586	177,713
Total assets	$445,487	$383,350
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,995	$8,079
Current portion of long-term debt	3,141	4,394
Deferred revenue	14,154	11,529
Accrued vacation	6,203	5,262
Other accrued liabilities	17,221	17,163
Total current liabilities	48,714	46,427
Long-term debt, net of current portion	137,958	94,966
Operating lease liabilities, net of current portion	6,827	5,505
Deferred tax liabilities	19,055	13,880
Total liabilities	212,554	160,778
Stockholders’ equity:
Common stock, $0.001 par value; 30,000 shares authorized; 14,897 and 14,734 shares issued and outstanding, respectively	15	15
Additional paid-in capital	190,499	187,079
Retained earnings	49,243	38,054
Treasury stock, 221 shares and 89 shares, respectively	(6,824)	(2,576)
Total stockholders’ equity	232,933	222,572
Total liabilities and stockholders’ equity	$445,487	$383,350
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales revenues:
TruBridge	$48,583	$32,566	$91,692	$64,205
System sales and support	34,143	35,967	68,905	72,333
Total sales revenues	82,726	68,533	160,597	136,538
Costs of sales:
TruBridge	26,346	17,196	47,700	32,975
System sales and support	16,976	17,449	33,659	34,825
Total costs of sales	43,322	34,645	81,359	67,800
Gross profit	39,404	33,888	79,238	68,738
Operating expenses:
Product development	7,094	6,469	14,214	14,899
Sales and marketing	8,227	5,312	15,269	10,613
General and administrative	14,737	10,986	27,751	24,135
Amortization of acquisition-related intangibles	4,758	3,383	8,430	6,440
Total operating expenses	34,816	26,150	65,664	56,087
Operating income	4,588	7,738	13,574	12,651
Other income (expense):
Other income	278	224	435	1,038
Gain on contingent consideration	330	—	1,580	—
Loss on extinguishment of debt	(125)	—	(125)	—
Interest expense	(1,232)	(797)	(2,149)	(1,424)
Total other income (expense)	(749)	(573)	(259)	(386)
Income before taxes	3,839	7,165	13,315	12,265
Provision for income taxes	763	1,024	2,126	1,980
Net income	$3,076	$6,141	$11,189	$10,285
Net income per common share—basic	$0.21	$0.42	$0.76	$0.71
Net income per common share—diluted	$0.21	$0.42	$0.76	$0.70
Weighted average shares outstanding used in per common share computations:
Basic	14,469	14,335	14,425	14,247
Diluted	14,469	14,344	14,425	14,282
Dividends declared per common share	$—	$—	$—	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity

	Shares	Amount
Three Months Ended June 30, 2022 and 2021:
Balance at March 31, 2022	14,906	$15	$188,796	$46,167	$(4,226)	$230,752
Net income	—	—	—	3,076	—	3,076
Forfeiture of common stock	(9)	—	—	—	—	—
Stock-based compensation	—	—	1,703	—	—	1,703
Treasury stock acquired	—	—	—	—	(2,598)	(2,598)
Balance at June 30, 2022	14,897	$15	$190,499	$49,243	$(6,824)	$232,933

Balance at March 31, 2021	14,715	$15	$182,656	$23,768	$(2,324)	$204,115
Net income	—	—	—	6,141	—	6,141
Issuance of restricted stock	19	—	—	—	—	—
Stock-based compensation	—	—	1,445	—	—	1,445
Treasury stock acquired	—	—	—	—	(159)	(159)
Balance at June 30, 2021	14,734	$15	$184,101	$29,909	$(2,483)	$211,542

Six Months Ended June 30, 2022 and 2021:
Balance at December 31, 2021	14,734	$15	$187,079	$38,054	$(2,576)	$222,572
Net income	—	—	—	11,189	—	11,189
Issuance of restricted stock	171	—	—	—	—	—
Forfeiture of restricted stock	(9)	—	—	—	—	—
Stock-based compensation	—	—	3,420	—	—	3,420
Treasury stock acquired	—	—	—	—	(4,248)	(4,248)
Balance at June 30, 2022	14,897	$15	$190,499	$49,243	$(6,824)	$232,933

Balance at December 31, 2020	14,511	$15	$181,622	$19,624	$(1,261)	$200,000
Net income	—	—	—	10,285	—	10,285
Issuance of restricted stock	229	—	—	—	—	—
Forfeiture of common stock	(6)	—	—	—	—	—
Stock-based compensation	—	—	2,479	—	—	2,479
Treasury stock acquired	—	—	—	—	(1,222)	(1,222)
Balance at June 30, 2021	14,734	$15	$184,101	$29,909	$(2,483)	$211,542
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating Activities:
Net income	$11,189	$10,285
Adjustments to net income:
Provision for credit losses	1,202	1,294
Deferred taxes	(724)	1,735
Stock-based compensation	3,420	2,479
Depreciation	1,269	1,116
Loss on extinguishment of debt	125	—
Amortization of acquisition-related intangibles	8,430	6,440
Amortization of software development costs	1,259	265
Amortization of deferred finance costs	152	147
Gain on contingent consideration	(1,580)	—
Changes in operating assets and liabilities:
Accounts receivable	(9,934)	1,149
Financing receivables	3,376	4,236
Inventories	(273)	(339)
Prepaid expenses and other	(4,547)	(1,176)
Accounts payable	(469)	(1,274)
Deferred revenue	2,625	1,545
Other liabilities	1,126	6,706
Prepaid income taxes	2,457	(1,464)
Net cash provided by operating activities	19,103	33,144
Investing Activities:
Purchase of business, net of cash acquired	(43,814)	(59,839)
Investment in software development	(8,739)	(4,063)
Purchase of property and equipment	(88)	(685)
Net cash used in investing activities	(52,641)	(64,587)
Financing Activities:
Proceeds from long-term debt	575	—
Payments of long-term debt principal	(1,813)	(1,875)
Proceeds from revolving line of credit	48,000	61,000
Payments of revolving line of credit	(5,300)	(20,000)
Treasury stock purchases	(4,248)	(1,222)
Net cash provided by financing activities	37,214	37,903
Increase in cash and cash equivalents	3,676	6,460
Cash and cash equivalents at beginning of period	11,431	12,671
Cash and cash equivalents at end of period	$15,107	$19,131
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,996	$1,277
Cash paid for income taxes, net of refund	$376	$1,717
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
The following table details deferred revenue for the six months ended June 30, 2022 and 2021, included in the condensed consolidated balance sheets:

(In thousands)	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Beginning balance	$11,529	$8,130
Deferred revenue recorded	15,329	11,011
Deferred revenue acquired	—	1,700
Less deferred revenue recognized as revenue	(12,704)	(9,466)
Ending balance	$14,154	$11,375
The deferred revenue recorded during the six months ended June 30, 2022 is comprised primarily of the annual renewals of certain software subscriptions billed during the first quarter of each year and deposits collected for future EHR installations. The deferred revenue recognized as revenue during the six months ended June 30, 2022 and 2021 is comprised primarily of the periodic recognition of annual renewals that were deferred until earned and deposits for future EHR installations that were deferred until earned.
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
The following table details costs to obtain and fulfill contracts with customers for the six months ended June 30, 2022 and 2021, included in the condensed consolidated balance sheets:

(In thousands)	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Beginning balance	$7,312	$5,992
Costs to obtain and fulfill contracts capitalized	5,390	3,355
Less costs to obtain and fulfill contracts recognized as expense	(3,419)	(2,985)
Ending balance	$9,283	$6,362
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

Consideration for the acquisition included cash (net of cash of the acquired entity) of $43.6 million (inclusive of seller's transaction expenses). During 2022, we have incurred approximately $0.8 million of pre-tax acquisition costs in connection with the acquisition of HRG. Acquisition costs are included in general and administrative expenses in our consolidated statements of income.

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

The preliminary allocation of the purchase price paid for HRG as of June 30, 2022 was as follows:

(In thousands)	Purchase Price Allocation
Acquired cash	$3,989
Accounts receivable	5,655
Prepaid expenses	398
Property and equipment	467
Other assets	73
Intangible assets	24,200
Operating lease assets	1,315
Goodwill	21,083
Accounts payable and accrued liabilities	(2,403)
Deferred taxes, net	(5,899)
Operating lease liability	(1,315)
Net assets acquired	$47,563

The intangible assets in the table above are being amortized on a straight-line basis over their estimated useful lives, which range from four to nine years. The amortization is included in amortization of acquisition-related intangibles in our condensed consolidated statements of income.

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

Our condensed consolidated statement of operations for the six months ended June 30, 2022 includes revenues of approximately $14.6 million and pre-tax net income of approximately $2.0 million attributed to the acquired business since the March 1, 2022 acquisition date.

The following unaudited pro forma revenue, net income and earnings per share amounts for the three and six months ended June 30, 2022 give effect to the HRG acquisition as if it had been completed on January 1, 2021. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of what the operating results actually would have been during the periods presented had the HRG acquisition been completed during the periods presented. In addition, the unaudited pro forma financial information does not purport to project future operating results.

The pro forma information does not fully reflect: (1) any anticipated synergies (or costs to achieve synergies) or (2) the impact of non-recurring items directly related to the HRG acquisition.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2022	2021	2022	2021
Pro forma revenues	$82,726	$76,966	$166,937	$152,654
Pro forma net income	$3,323	$5,713	$11,687	$9,374
Pro forma diluted earnings per share	$0.23	$0.39	$0.79	$0.64

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

Consideration for the acquisition included cash (net of cash of the acquired entity) of $59.9 million (inclusive of sellers' transaction expenses), plus a contingent earnout payment of up to $15.0 million tied to TruCode's earnings before interest, tax, depreciation, and amortization ("EBITDA") (subject to certain pro-forma adjustments) for the twelve-month period concluding on the anniversary date of the acquisition (the "earnout period"). As of June 30, 2022, $1.6 million of the original $2.5 million contingent consideration estimated in determining the purchase price was reversed as TruCode's earnings over the earnout period were less than estimated at the date of acquisition. During 2021, we incurred approximately $0.9 million of pre-tax acquisition costs in connection with the acquisition of TruCode. Acquisition costs are included in general and administrative expenses in our consolidated statements of income.

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

5. PROPERTY AND EQUIPMENT
Property and equipment, net was comprised of the following at June 30, 2022 and December 31, 2021:

(In thousands)	June 30, 2022	December 31, 2021
Land	$2,848	$2,848
Buildings and improvements	8,279	8,269
Computer equipment	8,086	7,868
Leasehold improvements	783	783
Office furniture and fixtures	1,008	682
Automobiles	18	18
Property and equipment, gross	21,022	20,468
Less: accumulated depreciation	(10,146)	(8,878)
Property and equipment, net	$10,876	$11,590

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
Software development costs, net was comprised of the following at June 30, 2022 and December 31, 2021:

(In thousands)	June 30, 2022	December 31, 2021
Software development costs	$21,432	$12,693
Less: accumulated amortization	(2,308)	(1,049)
Software development costs, net	$19,124	$11,644

7.     OTHER ACCRUED LIABILITIES
Other accrued liabilities was comprised of the following at June 30, 2022 and December 31, 2021:

(In thousands)	June 30, 2022	December 31, 2021
Salaries and benefits	$10,382	$8,482
Severance	272	236
Commissions	1,147	1,158
Self-insurance reserves	1,313	1,409
Contingent consideration	920	2,500
Operating lease liabilities, current portion	1,477	1,592
Other	1,710	1,786
Other accrued liabilities	$17,221	$17,163

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

The following is a calculation of the basic and diluted EPS for the Company's common stock, including a reconciliation between net income and net income attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2022	2021	2022	2021
Net income	$3,076	$6,141	$11,189	$10,285
Less: Net income attributable to participating securities	(58)	(129)	(219)	(236)
Net income attributable to common stockholders	$3,018	$6,012	$10,970	$10,049

Weighted average shares outstanding used in basic per common share computations	14,469	14,335	14,425	14,247
Add: Dilutive potential common shares	—	9	—	35
Weighted average shares outstanding used in diluted per common share computations	14,469	14,344	14,425	14,282

Basic EPS	$0.21	$0.42	$0.76	$0.71
Diluted EPS	$0.21	$0.42	$0.76	$0.70
During 2020, 2021, and 2022, performance share awards were granted to certain executive officers and key employees of the Company that will result in the issuance of common stock if the predefined performance criteria are met. The awards provide for an aggregate target of 279,374 shares, of which none have been included in the calculation of diluted EPS for the three or six months ended June 30, 2022 because the related threshold award performance levels have not been achieved as of June 30, 2022. See Note 10 - Stock-Based Compensation and Equity for more information.

9.     INCOME TAXES
The Company determines the tax provision for interim periods using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.
Our effective tax rate for the three months ended June 30, 2022 increased to 19.9% from 14.3% for the three months ended June 30, 2021. Our effective tax rate during the second quarter of 2021 benefited from changing estimates regarding certain state effective tax rates, with no such changes in estimated rates during the second quarter of 2022.
Our effective tax rate for the six months ended June 30, 2022 remained relatively unchanged from the effective tax rate for the six months ended June 30, 2021, decreasing slightly to 16.0% from16.1%.

10.   STOCK-BASED COMPENSATION AND EQUITY
Stock-based compensation expense is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee's or non-employee director's requisite service period.

The following table details total stock-based compensation expense for the three and six months ended June 30, 2022 and 2021, included in the condensed consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Costs of sales	$291	$269	$577	$482
Operating expenses	1,412	1,175	2,843	1,997
Pre-tax stock-based compensation expense	1,703	1,444	3,420	2,479
Less: income tax effect	(375)	(318)	(752)	(545)
Net stock-based compensation expense	$1,328	$1,126	$2,668	$1,934
The Company's stock-based compensation awards are in the form of restricted stock and performance share awards granted pursuant to the Company's Amended and Restated 2019 Incentive Plan (the "Plan"), as amended. As of June 30, 2022, there was $13.4 million of unrecognized compensation expense related to unvested and unearned stock-based compensation arrangements granted under the Plan, which is expected to be recognized over a weighted-average period of 2.2 years.
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
A summary of restricted stock activity under the Plan during the six months ended June 30, 2022 and 2021 is as follows:

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Shares	Weighted-Average Grant Date Fair Value Per Share	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested restricted stock outstanding at beginning of period	314,883	$29.79	412,967	$28.87
Granted	144,064	34.44	153,700	31.22
Vested	(181,405)	29.79	(245,455)	29.16
Forfeited	(8,936)	31.60	(6,329)	29.10
Unvested restricted stock outstanding at end of period	268,606	$32.22	314,883	$29.79
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
A summary of performance share award activity under the Plan during the six months ended June 30, 2022 and 2021 is as follows, based on the target award amounts set forth in the performance share award agreements:

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Shares	Weighted-Average Grant Date Fair Value Per Share	Shares	Weighted-Average Grant Date Fair Value Per Share
Performance share awards outstanding at beginning of period	249,952	$29.59	252,852	$29.27
Granted	101,799	37.98	93,444	31.26
Forfeited or unearned	(45,060)	31.70	(20,373)	29.92
Earned and issued	(27,317)	31.75	(75,971)	30.50
Performance share awards outstanding at end of period	279,374	$32.09	249,952	$29.59

Stock Repurchases
On September 4, 2020, our Board of Directors approved a stock repurchase program under which we may repurchase up to $30.0 million of our common stock through September 3, 2022. On July 27, 2022, the Board of Directors extended the expiration date of the stock repurchase program to September 4, 2024. We repurchased 78,779 shares during the six months ended June 30, 2022 and 17,387 shares during the six months ended June 30, 2021. The approximate dollar value of shares that may yet be repurchased under the stock repurchase program was $25.6 million as of June 30, 2022. Any future stock repurchase transactions may be made through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Any repurchase activity will depend on many factors, such as the availability of shares of our common stock, general market conditions, the trading price of our common stock, alternative uses for capital, the Company’s financial performance, compliance with the terms of our Amended and Restated Credit Agreement and other factors. Concurrent with the authorization of this stock repurchase program, the Board of Directors opted to indefinitely suspend all quarterly dividends.
In addition to shares repurchased under the approved stock repurchase program, we purchased 52,905 shares during the six months ended June 30, 2022 and 21,444 shares during the six months ended June 30, 2021 to fund required tax withholdings related to the vesting of restricted stock. Shares withheld to cover required tax withholdings related to the vesting of restricted stock do not reduce our total share repurchase authority.

11.   FINANCING RECEIVABLES
Short-Term Payment Plans
The Company provides fixed monthly payment arrangements ("short-term payment plans") over terms ranging from three to twelve months for certain add-on software installations. As a practical expedient, we do not adjust the amount of consideration recognized as revenue for the financing component as unearned income when we expect payment within one year or less. These receivables, included in the current portion of financing receivables, were comprised of the following at June 30, 2022 and December 31, 2021:

(In thousands)	June 30, 2022	December 31, 2021
Short-term payment plans, gross	$56	$121
Less: allowance for losses	(3)	(6)
Short-term payment plans, net	$53	$115

Long-Term Financing Arrangements
Additionally, the Company provides financing for purchases of its information and patient care systems to certain healthcare providers under long-term financing arrangements expiring in various years through 2028. Under long-term financing arrangements, the transaction price is adjusted by a discount rate that reflects market conditions that would be used for a separate financing transaction between the Company and licensee at contract inception, and takes into account the credit characteristics of the licensee and market interest rates as of the date of the agreement. As such, the amount of fixed fee revenue recognized at the beginning of the license term will be reduced by the calculated financing component. As payments are received from the licensee, the Company recognizes a portion of the financing component as interest income, reported as other income in the condensed consolidated statements of income. These receivables typically have terms from two to seven years.
The decrease in long-term financing arrangement balances during the six months ended June 30, 2022 is primarily a result of the continued evolution of customer licensing preferences. Although the overwhelming majority of our historical EHR installations prior to 2019 were made under a perpetual license model, the dramatic shift in customer preferences to a SaaS license model began during 2019 with 49% of the year's new acute care EHR installations being performed in a SaaS model, compared to only 12% in 2018. The shift in customer preference toward a SaaS model has since continued, with SaaS installations representing approximately 68% of new acute care EHR installations in 2020, 63% in 2021 and 100% in the first half of 2022. Due to the nature of the revenue recognition requirements for SaaS arrangements coupled with recurring monthly payments, these arrangements do not give rise to long-term financing arrangements.
The components of these receivables were as follows at June 30, 2022 and December 31, 2021:

(In thousands)	June 30, 2022	December 31, 2021
Long-term financing arrangements, gross	$11,935	$15,659
Less: allowance for expected credit losses	(683)	(716)
Less: unearned income	(926)	(1,339)
Long-term financing arrangements, net	$10,326	$13,604

Future minimum payments to be received subsequent to June 30, 2022 are as follows:

(In thousands)
Years Ending December 31,
2022	$3,147
2023	4,632
2024	2,670
2025	1,309
2026	153
Thereafter	24
Total minimum payments to be received	11,935
Less: allowance for expected credit losses	(683)
Less: unearned income	(926)
Receivables, net	$10,326

Credit Quality of Financing Receivables and Allowance for Expected Credit Losses
The following table is a roll-forward of the allowance for expected credit losses for the six months ended June 30, 2022 and year ended December 31, 2021:

(In thousands)	Balance at Beginning of Period	Provision	Charge-offs	Recoveries	Balance at End of Period
June 30, 2022	$722	$(36)	$—	$—	$686
December 31, 2021	$1,489	$481	$(1,248)	$—	$722
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
Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. To facilitate customer collection and credit monitoring efforts, financing receivable amounts are invoiced and reclassified to trade accounts receivable when they become due, with all invoiced amounts placed on nonaccrual status. As a result, all past due amounts related to the Company’s financing receivables are included in trade accounts receivable in the accompanying condensed consolidated balance sheets. The following is an analysis of the age of financing receivables amounts (excluding short-term payment plans) that have been reclassified to trade accounts receivable and were past due as of June 30, 2022 and December 31, 2021:

(In thousands)	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due
June 30, 2022	$928	$169	$449	$1,546
December 31, 2021	$713	$78	$73	$864
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

(In thousands)	June 30, 2022	December 31, 2021
Stratification of uninvoiced client financing receivables based on aging of related trade accounts receivable:
Uninvoiced client financing receivables related to trade accounts receivable that are 1 to 90 Days Past Due	$5,890	$9,100
Uninvoiced client financing receivables related to trade accounts receivable that are 91 to 180 Days Past Due	1,927	329
Uninvoiced client financing receivables related to trade accounts receivable that are 181 + Days Past Due	864	386
Total uninvoiced client financing receivables balances of clients with a trade accounts receivable	$8,681	$9,815
Total uninvoiced client financing receivables of clients with no related trade accounts receivable	2,328	4,505
Total financing receivables with contractual maturities of one year or less	56	121
Less: allowance for expected credit losses	(686)	(722)
Total financing receivables	$10,379	$13,719

12. INTANGIBLE ASSETS AND GOODWILL
Our purchased definite-lived intangible assets as of June 30, 2022 and December 31, 2021 are summarized as follows:

	June 30, 2022
(In thousands)	Customer Relationships	Trademark	Developed Technology	Non-Compete Agreements	Total
Gross carrying amount, beginning of period	$112,570	$12,320	$37,600	$—	$162,490
Intangible assets acquired	19,600	—	3,200	1,400	24,200
Accumulated amortization	(46,874)	(5,626)	(23,124)	(93)	(75,717)
Net intangible assets as of June 30, 2022	$85,296	$6,694	$17,676	$1,307	$110,973
Weighted average remaining years of useful life	9	13	8	5	10

	December 31, 2021
(In thousands)	Customer Relationships	Trademark	Developed Technology	Non-Compete Agreements	Total
Gross carrying amount, beginning of period	$84,370	$11,120	$29,700	$—	$125,190
Intangible assets acquired	28,200	1,200	7,900	—	37,300
Accumulated amortization	(41,738)	(5,177)	(20,372)	—	(67,287)
Net intangible assets as of December 31, 2021	$70,832	$7,143	$17,228	$—	$95,203

The following table represents the remaining amortization of definite-lived intangible assets as of June 30, 2022:

(In thousands)
For the year ended December 31,
2022	$8,973
2023	16,058
2024	14,523
2025	14,208
2026	12,919
Thereafter	44,292
Total	$110,973
The following table sets forth the change in the carrying amount of goodwill by segment for the six months ended June 30, 2022:

(In thousands)	Acute Care EHR	Post-acute Care EHR	TruBridge	Total
Balance as of December 31, 2021	$97,095	$29,570	$51,048	$177,713
Goodwill acquired	—	—	20,873	20,873
Balance as of June 30, 2022	$97,095	$29,570	$71,921	$198,586

Goodwill is evaluated for impairment annually on October 1, or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist.

13. LONG-TERM DEBT
Long-term debt was comprised of the following at June 30, 2022 and December 31, 2021:

(In thousands)	June 30, 2022	December 31, 2021
Term loan facility	$69,125	$69,375
Revolving credit facility	73,700	31,000
Debt obligations	142,825	100,375
Less: unamortized debt issuance costs	(1,726)	(1,015)
Debt obligation, net	141,099	99,360
Less: current portion	(3,141)	(4,394)
Long-term debt	$137,958	$94,966
As of June 30, 2022, the carrying value of debt approximated the fair value due to the variable interest rate, which reflected the market rate.
Credit Agreement
In conjunction with our acquisition of HHI in January 2016, we entered into a syndicated credit agreement with Regions Bank ("Regions") serving as administrative agent, which provided for a $125 million term loan facility and a $50 million revolving credit facility. On June 16, 2020, we entered into an Amended and Restated Credit Agreement that increased the aggregate principal amount of our credit facilities to $185 million, including a $75 million term loan facility and a $110 million revolving credit facility. On May 2, 2022, we entered into a First Amendment (the "First Amendment") to the Amended and Restated Credit Agreement, that increased the aggregate principal amount of our credit facilities to $230 million, which includes a $70 million term loan facility and a $160 million revolving credit facility. In addition, the interest rate provisions of the First Amendment reflect the transition from the London Interbank Offered Rate (" LIBOR") to the Secured Overnight Financing Rate ("SOFR") as the new benchmark interest rate for each loan.
Each of our credit facilities continues to bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted SOFR rate for the relevant interest period, subject to a floor of 0.50%, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month SOFR rate, subject to the aforementioned floor, plus one percent per annum, or (3) a combination of (1) and (2). The applicable margin range for SOFR loans and the letter of credit fee ranges from 1.8% to 3.0%. The applicable margin range for base rate loans ranges from 0.8% to 2.0%, in each case based on the Company's consolidated net leverage ratio.
Principal payments with respect to the term loan facility are due on the last day of each fiscal quarter beginning June 30, 2022, with quarterly principal payments of approximately $0.9 million through March 31, 2027, with maturity on May 2, 2027 or such earlier date as the obligations under the Amended and Restated Credit Agreement as amended by the First Amendment become due and payable pursuant to the terms of such agreement. Any principal outstanding under the revolving credit facility is due and payable on the maturity date.
Anticipated annual future maturities of the term loan facility and revolving credit facility are as follows as of June 30, 2022:

(In thousands)
2022	$1,750
2023	3,500
2024	3,500
2025	3,500
2026	3,500
Thereafter	127,075
$142,825
Our credit facilities are secured pursuant to the Amended and Restated Credit Agreement, dated as of June 16, 2020, among the parties identified as obligors therein and Regions, as collateral agent, on a first priority basis by a security interest in substantially all of the tangible and intangible assets (subject to certain exceptions) of the Company and certain subsidiaries of the Company, as guarantors (collectively, the “Subsidiary Guarantors”), including certain registered intellectual property and the capital stock of certain of the Company’s direct and indirect subsidiaries. Our obligations under the Amended and Restated Credit Agreement are also guaranteed by the Subsidiary Guarantors.
The First Amendment provides incremental facility capacity of $75 million, subject to certain conditions. The Amended and Restated Credit Agreement, as amended by the First Amendment, includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase, or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated net leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. The First Amendment requires the Company to maintain a minimum fixed charge coverage ratio of 1.25:1.00 throughout the duration of such agreement. Under the First Amendment, the Company is required to comply with a maximum consolidated net leverage ratio of 3.75:1.00 for each quarter through March 31, 2023, after which time the maximum consolidated net leverage ratio will be 3.50:1.00. Further, under the First Amendment, in connection with any acquisition by the Company exceeding $25 million, the Company may elect to increase the maximum permitted consolidated net leverage ratio for the fiscal quarter in which the acquisition occurs and each of the following three fiscal quarters by 0.50:1.00 above the otherwise permitted maximum. If the consolidated net leverage ratio is less than 2.50:1.00, there is no limit on the amount of incremental facilities. The Amended and Restated Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default. We believe that we were in compliance with the covenants contained in such agreement as of June 30, 2022.
The First Amendment removed the requirement that the Company mandatorily prepay the credit facilities with excess cash flow generated during the prior fiscal year. The Company is permitted to voluntarily prepay the credit facilities at any time without penalty, subject to customary “breakage” costs with respect to prepayments of SOFR rate loans made on a day other than the last day of any applicable interest period.

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
Supplemental balance sheet information related to operating leases was as follows:

(In thousands)	June 30, 2022
Operating lease assets
Operating lease assets	$8,304
Operating lease liabilities
Other accrued liabilities	1,477
Operating lease liabilities, net of current portion	6,827
Total operating lease liabilities	$8,304
Weighted average remaining lease term in years	6
Weighted average discount rate	4.3%
Because our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. We used the incremental borrowing rate on January 1, 2019, for operating leases that commenced prior to that date.
The future minimum lease payments payable under these operating leases subsequent to June 30, 2022 are as follows:

(In thousands)
2022	$990
2023	1,967
2024	1,898
2025	1,202
2026	1,225
Thereafter	2,065
Total lease payments	9,347
Less imputed interest	(1,043)
Total	$8,304
Total lease expense for the six months ended June 30, 2022 and 2021 was $0.9 million and $1.0 million, respectively.
Total cash paid for amounts included in the measurement of lease liabilities within operating cash flows from operating leases for the six months ended June 30, 2022 was $0.9 million.

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
As of June 30, 2022, we measured the fair value of contingent consideration that represents the potential earnout incentive for TruCode's former equity holders. We estimated the fair value of the contingent consideration based on the probability of TruCode meeting EBITDA targets (subject to certain pro-forma adjustments). We did not have any other instruments that required fair value measurement as of June 30, 2022.
The following tables summarize the carrying amounts and fair value of the contingent consideration at June 30, 2022 and December 31, 2021, respectively:

		Fair Value at June 30, 2022 Using
	Carrying Amount at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	6/30/2022	(Level 1)	(Level 2)	(Level 3)
Description
Contingent consideration	$920	$—	$—	$920
Total	$920	$—	$—	$920

		Fair Value at December 31, 2021 Using
	Carrying Amount at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	12/31/2021	(Level 1)	(Level 2)	(Level 3)
Description
Contingent consideration	$2,500	$—	$—	$2,500
Total	$2,500	$—	$—	$2,500

17.  SEGMENT REPORTING
Our chief operating decision makers ("CODM") utilize three operating segments, "TruBridge," "Acute Care EHR," and "Post-acute Care EHR" based on our three distinct business units with unique market dynamics and opportunities. These segments represent the components of the Company for which separate financial information is available that is utilized on a regular basis by the CODM in assessing segment performance and in allocating the Company's resources. Management evaluates the performance of the segments based on revenues and adjusted EBITDA. The Company previously evaluated the performance of the segments based on segment gross profit. Management believes adjusted EBITDA is a useful measure to assess the performance and liquidity of the Company as it provides meaningful operating results by excluding the effects of expenses that are not reflective of its operating business performance. Our CODM group is comprised of the Chief Executive Officer, Chief Growth Officer, and Chief Financial Officer. Accounting policies for each of the reportable segments are the same as those used on a consolidated basis.
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
The following table presents a summary of the revenues and adjusted EBITDA of our three operating segments for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Revenues by segment:
TruBridge	$48,583	$32,566	91,692	64,205
Acute Care EHR
Recurring revenue	26,732	26,807	$54,097	$54,017
Non-recurring revenue	2,939	4,755	5,966	9,435
Total Acute Care EHR revenue	29,671	31,562	60,063	63,452
Post-acute Care EHR
Recurring revenue	3,792	4,170	7,687	8,392
Non-recurring revenue	680	235	1,155	489
Total Post-acute Care EHR revenue	4,472	4,405	8,842	8,881
Total revenues	$82,726	$68,533	$160,597	$136,538

Adjusted EBITDA by segment:
TruBridge	8,744	6,860	19,549	13,378
Acute Care EHR	4,311	6,190	9,332	10,876
Post-acute Care EHR	114	1,242	442	1,862
Total adjusted EBITDA	$13,169	$14,292	$29,323	$26,116
The following table reconciles net income from continuing operations to adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Net income, as reported	$3,076	$6,141	11,189	10,285
Deferred revenue and other acquisition-related adjustments	30	158	109	158
Depreciation expense	690	563	1,269	1,116
Amortization of software development costs	733	192	1,259	265
Amortization of acquisition-related intangibles	4,758	3,383	8,430	6,440
Stock-based compensation	1,703	1,444	3,420	2,479
Severance and other non-recurring charges	667	814	1,262	3,007
Interest expense and other, net	1,079	573	1,839	386
Gain on contingent consideration	(330)	—	(1,580)	—
Provision for income taxes	763	1,024	2,126	1,980
Total adjusted EBITDA	$13,169	$14,292	$29,323	$26,116
Certain of the items excluded or adjusted to arrive at adjusted EBITDA are described below:
•Deferred revenue and other acquisition-related adjustments - Deferred revenue and other acquisition-related adjustments includes acquisition-related deferred revenue adjustments, which reflect the fair value adjustments to deferred revenues acquired in business acquisitions. The fair value of deferred revenue represents an amount equivalent to the estimated cost plus an appropriate profit margin, to perform services related to the acquiree's software and product support, which assumes a legal obligation to do so, based on the deferred revenue balance as of the acquisition date. We add back deferred revenue and other adjustments for adjusted EBITDA because we believe the inclusion of this amount directly correlates to the underlying performance of our operations.

•Amortization of acquisition-related intangibles - Acquisition related amortization expense is a non-cash expense arising primarily from the acquisition of intangibles in connection with acquisitions or investments. We exclude acquisition-related amortization expense from adjusted EBITDA because we believe (i) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such expenses can vary significantly between periods as a result of new acquisitions and full amortization of previously acquired intangible assets.
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
•Severance and other non-recurring charges - Non-recurring charges relate to certain severance and other charges incurred in connection with activities that are considered non-recurring. We exclude non-recurring expenses (primarily related to costs associated with our recent business transformation initiative and non-recurring lease termination costs) and transaction-related costs from adjusted EBITDA because we believe (i) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such expenses can vary significantly between periods.

18.  SUBSEQUENT EVENTS

On July 27, 2022, our Board of Directors extended the expiration date of the Company's existing $30 million stock repurchase program to September 4, 2024. The repurchase program was originally approved by the Company's Board of Directors on September 4, 2020, and was set to expire on September 4, 2022, prior to this extension. Under this program, the Company has repurchased 146,200 shares of common stock as of August 3, 2022, with an aggregate value of $4.4 million, and $25.6 million remains authorized for future repurchases.

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
We determine retention rates by reference to the amount of beginning-of-period Acute Care EHR recurring revenues that have not been lost due to customer attrition from our production environment customer base. Production environment customers are those that are using our applications to document live patient encounters, as opposed to legacy environment customers that have view-only access to historical patient records. Historically, these retention rates had consistently remained in the mid-to-high 90th percentile ranges and have not materially deviated from this range during 2021 or the first six months of 2022.
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
The overwhelming majority of our historical installations have been under a perpetual license model, but new customer demand has dramatically shifted towards a SaaS license model in the past several years. SaaS license models made up 12% of annual new acute care EHR installations in 2018, increasing to 63% during 2021 and 100% for the first six months of 2022. These SaaS offerings are becoming increasingly attractive to our clients because this configuration allows them to obtain access to advanced software products without a significant initial capital outlay. We expect this trend to continue for the foreseeable future, with the resulting impact on the Company’s financial statements being reduced system sales revenues in the period of installation in exchange for increased recurring periodic revenues (reflected in system sales and support revenues) over the term of the SaaS arrangement. This naturally places downward pressure on short-term revenue growth and profitability metrics, but benefits long-term revenue growth and profitability which, in our view, is consistent with our goal of delivering long-term shareholder value.

For customers electing to purchase our technology solutions under a perpetual license, we have historically made financing arrangements available on a case-by-case basis, depending on the various aspects of the proposed contract and customer attributes. These financing arrangements continue to comprise the majority of our perpetual license installations, and include short-term payment plans and longer-term lease financing through us or third-party financing companies. The aforementioned shift in customer preference towards SaaS arrangements has significantly reduced the frequency of new financing arrangements for customer purchases under a perpetual license. When combined with scheduled payments on existing financing arrangements, the reduced frequency of new financing arrangements has resulted in a substantial reduction in financing receivables during 2021 and the first six months of 2022.
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
Regarding the organizational realignment, on February 1, 2021, we committed to a reduction in force that resulted in the termination of approximately 1.0% of our workforce (21 employees). The reduction in force was a component of a broader strategic review of the Company's operations that was intended to more effectively align our resources with business priorities. Substantially all of the employees impacted by the reduction in force exited the Company in the first quarter of 2021, with the last of the impacted employees exiting in the third quarter of 2021. The Company incurred expenses of approximately $2.7 million related to the reduction in force. These expenses consisted of one-time termination benefits to the affected employees, including but not limited to severance payments, healthcare benefits, and payments for accrued vacation time. As a result of the reduction in force, the Company realized approximately $3.9 million in annual savings compared to prior expense levels.
The remaining margin optimization initiatives of enhanced leveraging of offshore partnerships and automation have commenced and, to date, have provided meaningful efficiencies to our operations, particularly within TruBridge. As a service organization, TruBridge's cost structure is heavily dependent upon human capital, subjecting TruBridge to the complexities and risks associated with this resource. Chief among these complexities and risks is the ever-present pressure of wage inflation, which has recently become a reality as national and international economies recover from the economic downturn caused by the COVID-19 pandemic and has compelled the Company to make compensation adjustments that are outside of historical norms. We believe that our efforts towards margin optimization are well-timed, enabling a rapid response to actual or expected wage inflation in order to preserve TruBridge gross margins, but we cannot guarantee that these efforts will fully eliminate any related margin deterioration.
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

COVID-19
The impact of the COVID-19 pandemic on our operations has been broad-sweeping, most notably causing severe deterioration in United States community hospital patient volumes that negatively impacted the revenues, gross margins, and income of our TruBridge service offerings. While patient volumes have continued to recover and are largely in line with pre-COVID-19 levels, the impact of the COVID-19 pandemic is fluid and continues to evolve. We cannot predict the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted, including as a result of macro-economic impacts to the global supply chain, labor shortages, and inflationary pressures. However, we continue to assess its impact on our business and continue to actively manage our response. For further details on the potential impact of COVID-19 on our business, refer to "Risk Factors," in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Results of Operations
During the first six months of 2022, we generated revenues of $160.6 million from the sale of our products and services, compared to $136.5 million during the first six months of 2021, an increase of 18% that is due to the combination of inorganic growth through our recent acquisitions of TruCode and HRG and organic growth for TruBridge as revenue cycle solutions continue to gain traction in the domestic healthcare landscape. This increase in revenues is the primary driver behind the corresponding increase in net income, which increased by $0.9 to $11.2 million for the first six months of 2022 from the prior-year period. Net cash provided by operating activities decreased by $14.0 million, from $33.1 million during the first six months of 2021 to $19.1 million during the first six months of 2022, primarily due to less cash-advantageous changes in working capital, most notably as it relates to expansion in accounts receivable.

The following table sets forth certain items included in our results of operations for the three and six months ended June 30, 2022 and 2021, expressed as a percentage of our total revenues for these periods:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
(In thousands)	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
TruBridge	$48,583	58.7%	$32,566	47.5%	$91,692	57.1%	$64,205	47.0%
System sales and support:
Acute Care EHR	29,671	35.9%	31,562	46.1%	60,063	37.4%	63,452	46.5%
Post-acute Care EHR	4,472	5.4%	4,405	6.4%	8,842	5.5%	8,881	6.5%
Total System sales and support	34,143	41.3%	35,967	52.5%	68,905	42.9%	72,333	53.0%
Total sales revenues	82,726	100%	68,533	100%	160,597	100%	136,538	100%
Costs of sales:
TruBridge	26,346	31.8%	17,196	25.1%	47,700	29.7%	32,975	24.2%
System sales and support:
Acute Care EHR	15,447	18.7%	16,233	23.7%	30,793	19.2%	32,445	23.8%
Post-acute Care EHR	1,529	1.8%	1,216	1.8%	2,866	1.8%	2,380	1.7%
Total System sales and support	16,976	20.5%	17,449	25.5%	33,659	21.0%	34,825	25.5%
Total costs of sales	43,322	52.4%	34,645	50.6%	81,359	50.7%	67,800	49.7%
Gross profit	39,404	47.6%	33,888	49.4%	79,238	49.3%	68,738	50.3%
Operating expenses:
Product development	7,094	8.6%	6,469	9.4%	14,214	8.9%	14,899	10.9%
Sales and marketing	8,227	9.9%	5,312	7.8%	15,269	9.5%	10,613	7.8%
General and administrative	14,737	17.8%	10,986	16.0%	27,751	17.3%	24,135	17.7%
Amortization of acquisition-related intangibles	4,758	5.8%	3,383	4.9%	8,430	5.2%	6,440	4.7%
Total operating expenses	34,816	42.1%	26,150	38.2%	65,664	40.9%	56,087	41.1%
Operating income	4,588	5.5%	7,738	11.3%	13,574	8.5%	12,651	9.3%
Other income (expense):
Other income	278	0.3%	224	0.3%	435	0.3%	1,038	0.8%
Gain on contingent consideration	330	0.4%	—	—%	1,580	1.0%	—	—%
Loss on extinguishment of debt	(125)	(0.2)%	—	—%	(125)	(0.1)%	—	—%
Interest expense	(1,232)	(1.5)%	(797)	(1.2)%	(2,149)	(1.3)%	(1,424)	(1.0)%
Total other income (expense)	(749)	(0.9)%	(573)	(0.8)%	(259)	(0.2)%	(386)	(0.3)%
Income before taxes	3,839	4.6%	7,165	10.5%	13,315	8.3%	12,265	9.0%
Provision for income taxes	763	0.9%	1,024	1.5%	2,126	1.3%	1,980	1.5%
Net income	$3,076	3.7%	$6,141	9.0%	$11,189	7.0%	$10,285	7.5%
Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021
Revenues
Total revenues for the three months ended June 30, 2022 increased by $14.2 million, or approximately 21%, compared to the three months ended June 30, 2021.
TruBridge revenues increased by $16.0 million, or 49%, compared to the second quarter of 2021, as acquisition-fueled growth added to the organic growth of our revenue cycle service and patient engagement offerings. TruCode, acquired in May 2021, contributed $3.3 million of revenues during the second quarter of 2022, compared to only $1.5 million of revenues during the second quarter of 2021, which reflects only a partial-quarter's activity. Our acquisition of HRG in March 2022 provided further inorganic revenue growth, contributing $10.8 million of revenues during the second quarter of 2022. We have also experienced substantial organic revenue growth, as our hospital clients operate in an environment typified by rising costs and increased complexity and are increasingly seeking to alleviate themselves of the ever-increasing administrative burden of operating their own business office functions. This increasing demand for services, coupled with the positive impact of improving hospital patient volumes on TruBridge revenues, resulted in revenue increases of $2.1 million, or 18%, for our accounts receivable management services and $0.4 million, or 16%, for our medical coding services. Other sources of organic revenue growth included GRH, where escalating demand for patient engagement solutions caused related revenues to more than double from the second quarter of 2021, an increase of $0.9 million.
System sales and support revenues decreased by $1.8 million, or 5%, compared to the second quarter of 2021. System sales and support revenues were comprised of the following during the respective periods:

	Three Months Ended June 30,
(In thousands)	2022	2021
Recurring system sales and support revenues (1)
Acute Care EHR	$26,732	$26,807
Post-acute Care EHR	3,792	4,170
Total recurring system sales and support revenues	30,524	30,977
Non-recurring system sales and support revenues (2)
Acute Care EHR	2,939	4,755
Post-acute Care EHR	680	235
Total non-recurring system sales and support revenues	3,619	4,990
Total system sales and support revenue	$34,143	$35,967

(1) Mostly comprised of support and maintenance, third-party subscriptions, and SaaS revenues.

(2) Mostly comprised of installation revenues from the sale of our acute care and post-acute care EHR solutions and related applications under a perpetual (non-subscription) licensing model.
Recurring system sales and support revenues decreased by $0.5 million, or 1%, compared to the second quarter of 2021. Acute Care EHR recurring revenues were effectively flat from the second quarter of 2021, decreasing less than $0.1 million. Post-acute Care EHR recurring revenues decreased $0.4 million, or 9%, due to the loss of certain significant customers during early 2022.
Non-recurring system sales and support revenues decreased by $1.4 million, or 27%, compared to the second quarter of 2021. Acute Care EHR non-recurring revenues decreased by $1.8 million compared to the second quarter of 2021, due mostly to a decrease in the number of perpetual license installations of our Acute Care EHR solutions. We installed our Acute Care EHR solutions at seven new hospital clients during the second quarter of 2022 (all of which are under SaaS arrangements, resulting in revenue being recognized ratably over the contract term) compared to five new hospital clients during the second quarter of 2021 (four under a SaaS arrangement). This decrease in perpetual license activity for new hospital installations resulted in a $0.7 million decrease in revenues from the second quarter of 2021. High penetration rates within our Acute Care EHR customer base for our suite of complementary applications resulted in a $0.7 million decrease in the related revenues from add-on sales, while project-specific development revenues decreased $0.4 million due to the conclusion of those arrangements. Lastly, Post-acute Care EHR nonrecurring revenues increased by $0.4 million compared to the second quarter of 2021 due to a temporarily beneficial shift in license mix, with more perpetual license installations in the second quarter of 2022 compared to the second quarter of 2021.
Costs of Sales
Total costs of sales increased by $8.7 million, or 25%, compared to the second quarter of 2021. As a percentage of total revenues, costs of sales increased to 52% of revenues during the second quarter of 2022 compared to 51% during the second quarter of 2021.

Our costs associated with TruBridge sales and support increased by $9.2 million, or 53%, compared to the second quarter of 2021, primarily driven by our recent acquisitions of TruCode and HRG, which contributed total expenses of $0.8 million and $7.7 million, respectively, to the second quarter of 2022. Comparatively, the second quarter of 2021 included only $0.6 million of expenses associated with TruCode, representing a partial-quarter's activity. The remaining cost increases for TruBridge are organic in nature, caused by resource expansion necessitated by the growing customer base and improved patient volumes. The gross margin on these services decreased slightly to 46% in the second quarter of 2022 compared to 47% in the second quarter of 2021 due to the addition of HRG, which is mostly comprised of lower margin services.
Costs of Acute Care EHR system sales and support decreased by $0.8 million, or 5%, compared to the second quarter of 2021, as the continuing shift in customer preferences towards a SaaS license model resulted in increased capitalization of contract fulfillment costs. Additionally, labor costs have decreased due to natural workforce attrition and reduced incentive compensation expense. The gross margin on Acute Care EHR system sales and support decreased slightly to 48% in the second quarter of 2022, compared to 49% in the second quarter of 2021, as the decrease in revenues outpaced the related decrease in costs of sales.
Costs of Post-acute Care EHR system sales and support increased by $0.3 million, or 26%, compared to the second quarter of 2021, with increased labor and travel costs comprising the majority of the increase. The gross margin on Post-acute Care EHR system sales and support decreased to 66% in the second quarter of 2022, compared to 72% in the second quarter of 2021, as the increase in costs of sales outpaced the related increase in revenues.
Product Development
Product development expenses consist primarily of compensation and other employee-related costs (including stock-based compensation) and infrastructure costs incurred, but not capitalized, for new product development and product enhancements. Product development costs increased by $0.6 million, or 10%, compared to the second quarter of 2021, due mostly to increased costs associated with our public cloud strategy. Combined, our recent acquisitions of TruCode and HRG resulted in $0.5 million of product development expenses during the second quarter of 2022, compared to only $0.2 million during the second quarter of 2021.
Sales and Marketing
Sales and marketing costs increased by $2.9 million, or 55%, compared to the second quarter of 2021. The second quarter of 2022 marked the return of our in-person National Client Conference, which had migrated to virtual-only sessions since the onset of the COVID-19 pandemic, resulting in incremental expense of $0.9 million. Resource expansion resulted in a $0.2 million increase in payroll costs and an improved sales environment resulted in a $0.3 million increase in commission expenses. Marketing program costs increased $0.4 million due to more aggressive marketing of our solutions and services combined with specific campaigns to increase brand awareness for our portfolio of companies. Lastly, our recent acquisitions of TruCode and HRG resulted in combined sales and marketing expense of $0.6 million during the second quarter of 2022, compared to only $0.1 million during the second quarter of 2021.
General and Administrative
General and administrative expenses increased by $3.8 million, or 34%, compared to the second quarter of 2021. Our general and administrative expenses include the employee benefits costs related to our entire employee base of more than 2,400 individuals. Recent growth in the overall size of our employee base, combined with volatility in employee health claims severity, drove employee benefits costs to increase by $2.2 million over the second quarter of 2021. Similarly, increasing scale caused legal and accounting costs to increase by $0.4 million. Combined, our recent acquisitions of TruCode and HRG resulted in $1.2 million of general and administrative expenses during the second quarter of 2022, compared to only $0.2 million during the second quarter of 2021.
Amortization of Acquisition-Related Intangibles
Amortization expense associated with acquisition-related intangible assets increased by $1.4 million, or 41%, compared to the second quarter of 2021, due mostly to the amortization of intangibles acquired in the TruCode and HRG acquisitions.
Total Operating Expenses
Total operating expenses increased by $8.7 million, or 33%, compared to the second quarter of 2021. As a percentage of total revenues, total operating expenses increased to 42% of revenues in the second quarter of 2022, compared to 38% in the second quarter of 2021.

Total Other Income (Expense)
Total other income (expense) increased to expense of $0.7 million during the second quarter of 2022 compared to expense of $0.6 million during the second quarter of 2021, due mostly to a $0.6 million increase in interest expense caused by a rising interest rate environment and a higher level of funded debt. This increased interest expense was partially offset by a $0.3 million gain on contingent consideration. Our acquisition of TruCode in May 2021 included a contingent earnout payment of up to $15 million tied to TruCode's earnings before interest, tax, depreciation, and amortization ("EBITDA") (subject to certain pro-forma adjustments) for the twelve month period concluding on the anniversary date of the acquisition (the "earnout period"). During the second quarter of 2022, we reduced our estimate of the eventual earnout payment as our estimates of TruCode's earnings over the earnout period have declined since the date of acquisition.
Income Before Taxes
As a result of the foregoing factors, income before taxes decreased by $3.3 million in the second quarter of 2022 compared to the second quarter of 2021.
Provision for Income Taxes
Our effective tax rate for the three months ended June 30, 2022 increased to 19.9% from 14.3% for the three months ended June 30, 2021. Our effective tax rate during the second quarter of 2021 benefited from changing estimates regarding certain state effective tax rates, with no such changes in estimated rates during the second quarter of 2022.
Net Income
Net income for the second quarter of 2022 decreased by $3.1 million to $3.1 million, or $0.21 per basic and diluted share, compared with net income of $6.1 million, or $0.42 per basic and diluted share, for the second quarter of 2021. Net income represented 3.7% of revenue for the second quarter of 2022, compared to 9.0% of revenue for the second quarter of 2021.
Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021
Revenues
Total revenues for the first six months of 2022 increased by $24.1 million, or approximately 18%, compared to the first six months of 2021.
TruBridge revenues increased by $27.5 million, or 43%, compared to the first six months 2021, as acquisition-fueled growth added to the organic growth of our revenue cycle service and patient engagement offerings. TruCode, acquired in May 2021, contributed $6.6 million of revenues during the first six months of 2022, compared to only $1.5 million of revenues during the first six months of 2021, which reflects less than two months' activity. Our acquisition of HRG in March 2022 provided further inorganic revenue growth, contributing $14.6 million of revenues during the first six months of 2022. We have also experienced substantial organic revenue growth, as our hospital clients operate in an environment typified by rising costs and increased complexity and are increasingly seeking to alleviate themselves of the ever-increasing administrative burden of operating their own business office functions. This increasing demand for services, coupled with the positive impact of improving hospital patient volumes on TruBridge revenues, resulted in revenue increases of $4.1 million, or 17%, for our accounts receivable management services and $0.8 million, or 15%, for our medical coding services. Other sources of organic revenue growth included GRH, where escalating demand for patient engagement solutions caused related revenues to more than double from the first six months of 2021, an increase of $2.3 million.

System sales and support revenues decreased by $3.4 million, or 5%, compared to the first six months of 2021. System sales and support revenues were comprised of the following during the respective periods:

	Six Months Ended June 30,
(In thousands)	2022	2021
Recurring system sales and support revenues (1)
Acute Care EHR	$54,097	$54,017
Post-acute Care EHR	7,687	8,392
Total recurring system sales and support revenues	61,784	62,409
Non-recurring system sales and support revenues (2)
Acute Care EHR	5,966	9,435
Post-acute Care EHR	1,155	489
Total non-recurring system sales and support revenues	7,121	9,924
Total system sales and support revenue	$68,905	$72,333

(1) Mostly comprised of support and maintenance, third-party subscriptions, and SaaS revenues.

(2) Mostly comprised of installation revenues from the sale of our acute care and post-acute care EHR solutions and related applications under a perpetual (non-subscription) licensing model.
Recurring system sales and support revenues decreased by $0.6 million, or 1%, compared to the first six months of 2021. Acute Care EHR recurring revenues were effectively flat from the first six months of 2021, increasing less than $0.1 million. Post-acute Care EHR recurring revenues decreased by $0.7 million, or 8%, due to the loss of certain significant customers during early 2022.
Non-recurring system sales and support revenues decreased by $2.8 million, or 28%, compared to the first six months of 2021. Acute Care EHR non-recurring revenues decreased by $3.5 million compared to the first six months of 2021, due mostly to a decrease in the number of perpetual license installations of our Acute Care EHR solutions. We installed our Acute Care EHR solutions at ten new hospital clients during the first six months of 2022 (all of which are under SaaS arrangements, resulting in revenue being recognized ratably over the contract term) compared to ten new hospital clients during the first six months of 2021 (six under a SaaS arrangement). Post-acute Care EHR nonrecurring revenues increased by $0.7 million compared to the first six months of 2021 due to a temporarily beneficial shift in license mix.
Costs of Sales
Total costs of sales increased by $13.6 million, or 20%, compared to the first six months of 2021. As a percentage of total revenues, costs of sales increased to 51% of revenues during the first six months of 2022 compared to 50% during the first six months of 2021.
Our costs associated with TruBridge sales and support increased by $14.7 million, or 45%, compared to the first six months of 2021, primarily driven by our recent acquisitions of TruCode and HRG, which contributed total expenses of $1.7 million and $10.3 million, respectively, to the first six months of 2022. Comparatively, the first six months of 2021 included only $0.6 million of expenses associated with TruCode, which reflects less than two months' activity. The remaining cost increases for TruBridge are organic in nature, caused by resource expansion necessitated by the growing customer base and improved patient volumes. The gross margin on these services decreased slightly to 48% in the first six months of 2022 compared to 49% in the first six months of 2021 due to the addition of HRG, which is mostly comprised of lower margin services.
Costs of Acute Care EHR system sales and support decreased by $1.7 million, or 5%, compared to the first six months of 2021, as the continuing shift in customer preferences towards a SaaS license model resulted in increased capitalization of contract fulfillment costs. Additionally, labor costs have decreased due to natural workforce attrition and reduced incentive compensation expense. The gross margin on Acute Care EHR system sales and support remained flat at 49% for each of the comparative periods.
Costs of Post-acute Care EHR system sales and support increased by $0.5 million, or 20%, compared to the first six months of 2021, with increased labor and travel costs comprising the majority of the increase. The gross margin on Post-acute Care EHR system sales and support decreased to 68% in the first six months of 2022, compared to 73% in the first six months of 2021, as the increase in costs of sales outpaced the related increase in revenues.

Product Development
Product development costs decreased by $0.7 million, or 5%, compared to the first six months of 2021, with the primary driver being a $4.7 million, or 115%, increase in product development labor capitalization pursuant to the aforementioned change in our method of estimating the labor costs incurred in developing software assets requiring capitalization under ASC 350-40, Internal Use Software. This increased capitalization rate was partially offset by increased amortization of the related assets and increased costs related to our public cloud strategy. Combined, our recent acquisitions of TruCode and HRG resulted in $0.9 million of product development expenses during the first six months of 2022, compared to only $0.2 million during the first six months of 2021.
Sales and Marketing
Sales and marketing costs increased by $4.7 million, or 44%, compared to the first six months of 2021. The first six months of 2022 marked the return of our in-person National Client Conference, which had migrated to virtual-only sessions since the onset of the COVID-19 pandemic, resulting in incremental expense of $0.9 million. Resource expansion resulted in a $0.4 million increase in payroll costs and an improved sales environment resulted in a $0.8 million increase in commission expenses. Similarly, travel costs have increased $0.2 million as travel patterns return to pre-COVID-19 levels. Marketing program costs increased $0.6 million due to more aggressive marketing of our solutions and services combined with specific campaigns to increase brand awareness for our portfolio of companies. Improved confidence in achievement of long-term incentive targets resutled in an increase in stock-based compensation costs of $0.4 million. Lastly, our recent acquisitions of TruCode and HRG resulted in combined sales and marketing expense of $1.0 million during the first six months of 2022, compared to only $0.1 million during the first six months of 2021.
General and Administrative
General and administrative expenses increased by $3.6 million, or 15%, compared to the first six months of 2021. Volatility in employee health claims coupled with an expanding employee base resulted in a $2.5 million increase in employee benefits costs while expanding resources drove payroll to an increase of $0.6 million and improved confidence in achievement of long-term incentive targets resutled in an increase in stock-based compensation costs of $0.6 million. Combined, our recent acquisitions of TruCode and HRG resulted in $1.9 million of general and administrative expenses during the first six months of 2022, compared to only $0.2 million during the first six months of 2021. These increases in general and administrative expenses were partially offset by a decrease of $1.8 million in severance costs as the aforementioned margin optimization efforts resulted in a significant reduction-in-force during the first six months of 2021, with no initiatives of such scale during the first six months of 2022.
Amortization of Acquisition-Related Intangibles
Amortization expense associated with acquisition-related intangible assets increased by $2.0 million, or 31%, compared to the first six months of 2021, due mostly to the amortization of intangibles acquired in the TruCode and HRG acquisitions.
Total Operating Expenses
Total operating expenses increased by $9.6 million, or 17%, compared to the first six months of 2021. As a percentage of total revenues, total operating expenses remained relatively flat at 41% during each of the comparative periods.
Total Other Income (Expense)
Total other income (expense) decreased slightly to expense of $0.3 million during the first six months of 2022 compared to expense of $0.4 million during the first six months of 2021. Our acquisition of TruCode in May 2021 included a contingent earnout payment of up to $15 million tied to TruCode's earnings before interest, tax, depreciation, and amortization ("EBITDA") (subject to certain pro-forma adjustments) for the twelve month period concluding on the anniversary date of the acquisition (the "earnout period"). During the first six months of 2022, $1.6 million of the original $2.5 million contingent consideration estimated in determining the purchase price was reversed as our estimates of TruCode's earnings over the earnout period were less than estimated at the date of acquisition. This gain on contingent consideration was partially offset by increased interest expense, caused by a rising interest rate environment and a higher level of funded debt, and decreased other income as interest income on our portfolio of financing receivables has decreased with the corresponding decrease in the asset class balances.

Income Before Taxes
As a result of the foregoing factors, income before taxes increased by $1.1 million in the first six months of 2022 compared to the first six months of 2021.
Provision for Income Taxes
Our effective tax rate for the six months ended June 30, 2022 remained relatively unchanged from the effective tax rate for the six months ended June 30, 2021, decreasing slightly to 16.0% from 16.1%.
Net Income
Net income for the first six months of 2022 increased by $0.9 million to $11.2 million, or $0.76 per basic and diluted share, compared with net income of $10.3 million, or $0.71 per basic and $0.70 per diluted share, for the first six months of 2021. Net income represented 7% of revenue for the first six months of 2022, compared to 8% of revenue for the first six months of 2021.
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
The following table presents a summary of the revenues and adjusted EBITDA of our three operating segments for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
(In thousands)
Revenues by segment:
TruBridge	$48,583	$32,566	$16,017	49%	$91,692	$64,205	$27,487	43%
Acute Care EHR	29,671	31,562	(1,891)	(6)%	60,063	63,452	(3,389)	(5)%
Post-acute Care EHR	4,472	4,405	67	2%	8,842	8,881	(39)	—%

Adjusted EBITDA by segment:
TruBridge	$8,744	$6,860	$1,884	27%	$19,549	$13,378	$6,171	46%
Acute Care EHR	4,311	6,190	(1,879)	(30)%	9,332	10,876	(1,544)	(14)%
Post-acute Care EHR	114	1,242	(1,128)	(91)%	442	1,862	(1,420)	(76)%
Segment Revenues
Refer to the corresponding discussion of revenues for each of our reportable segments previously provided under the Revenues heading of this Management's Discussion and Analysis. There are no intersegment revenues to be eliminated in computing segment revenue.
Segment Adjusted EBITDA - Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021
TruBridge adjusted EBITDA increased by $1.9 million, or 27%, compared to the second quarter of 2021. Revenue growth of of 49% was partially offset by a 143 basis point decrease in gross margins, as growth materialized from lower-margin, resource-intensive service lines. This decrease in gross margins combined with expanded operating expenses to limit adjusted EBITDA growth in light of this dramatic increase in revenues.

Acute Care EHR adjusted EBITDA decreased by $1.9 million, or 30%. The aforementioned decrease in non-recurring revenues caused a $1.1 million decrease in gross profit, while the resumption of our in-person National Client Conference and increased benefits costs led to increased operating expenses.
Post-acute Care EHR adjusted EBITDA decreased by $1.1 million, or 91%, as revenues were effectively flat over the comparative periods while labor and travel costs led to increased costs of sales and our product development resources experienced an unfavorable shift in workload mix away from capitalizable projects and towards support functions, resulting in increased operating expenses.
Segment Adjusted EBITDA - Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021
TruBridge adjusted EBITDA increased by $6.2 million, or 46%, compared to the first six months of 2021. With costs of sales increasing in proportion with the increase in revenues, adjusted EBITDA expansion was driven by moderate operating leverage that allowed for a more efficient use of operating expense functions in the first six months of 2022 compared to the first six months of 2021.
Acute Care EHR adjusted EBITDA decreased by $1.5 million, or 14%, as gross margins decreased only 14 basis points but overall operating costs remained relatively unchanged as improved labor capitalization rates drove product development expenses lower, mostly offsetting increased costs associated with our sales and marketing efforts (including the resumption of our in-person National Client Conference) and increased benefits costs.
Post-acute Care EHR adjusted EBITDA decreased by $1.4 million, or 76%. Despite only a slight decrease in related revenues, adjusted EBITDA suffered from the aforementioned gross margin compression of our post-acute care EHR business and increased operating expenses as our product development resources experienced an unfavorable shift in workload mix away from capitalizable projects and towards support functions.
Liquidity and Capital Resources
The Company’s liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during the six months ended June 30, 2022. For further discussion regarding the potential future impacts of COVID-19 and related economic conditions on the Company’s liquidity and capital resources, see “COVID-19” in this Management's Discussion and Analysis of Financial Condition and Results of Operations and Part I, "Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.
Sources of Liquidity
As of June 30, 2022, our principal sources of liquidity consisted of cash and cash equivalents of $15.1 million and our remaining borrowing capacity under the revolving credit facility of $86.3 million, compared to $11.4 million of cash and cash equivalents and $79.0 million of remaining borrowing capacity under the revolving credit facility as of December 31, 2021. In conjunction with our acquisition of HHI in January 2016, we entered into a syndicated credit agreement which provided for a $125 million term loan facility and a $50 million revolving credit facility. On June 16, 2020, we entered into an Amended and Restated Credit Agreement that increased the aggregate principal amount of our credit facilities to $185 million, including a $75 million term loan facility and a $110 million revolving credit facility. On May 2, 2022, we entered into a First Amendment to the Amended and Restated Credit Agreement that further increased the aggregate principal amount of our credit facilities to $260 million, which includes a $70 million term loan facility and a $160 million revolving credit facility.
As of June 30, 2022, we had $142.8 million in principal amount of indebtedness outstanding under the credit facilities. In addition, we had operating lease liabilities totaling approximately $8.3 million payable over the next eight years. We believe that our cash and cash equivalents of $15.1 million as of June 30, 2022, the future operating cash flows of the combined entity, and our remaining borrowing capacity under the revolving credit facility of $86.3 million as of June 30, 2022, taken together, provide adequate resources to fund ongoing cash requirements for the next twelve months and beyond. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of filing of this Form 10-Q. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.
Operating Cash Flow Activities
Net cash provided by operating activities decreased by $14.0 million from $33.1 million provided by operations for the six months ended June 30, 2021 to $19.1 million provided by operations for the six months ended June 30, 2022. The decrease in cash flows provided by operations is primarily due to disadvantageous changes in working capital, most notably as it relates to an expansion in accounts receivable. Accounts receivable contracted during the first six months of 2021, resulting in a benefit to operating cash flows of $1.1 million. Comparatively, accounts receivable expanded significantly during the first six months of 2022 due to revenue growth and timing of customer payments, resulting in an $11.1 million detrimental impact to operating cash flows.
Investing Cash Flow Activities
Net cash used in investing activities decreased by $11.9 million, with $52.6 million used in the six months ended June 30, 2022 compared to $64.6 million used during the six months ended June 30, 2021. We completed our $43.8 million acquisition of HRG during the first quarter of 2022. The HRG acquisition was funded through a draw of $48.0 million on our credit facilities. Conversely, we completed our $59.8 million acquisition of TruCode during the second quarter of 2021. In addition, cash outflows for the investment in software development increased from $4.1 million during the first six months of 2021 to $8.7 million during the first six months of 2022 due to the aforementioned change in methodology for estimating labor costs eligible for capitalization.
Financing Cash Flow Activities
During the six months ended June 30, 2022, our financing activities were a net source of cash in the amount of $37.2 million, as $48.0 million in borrowings from our revolving line of credit were partially offset by long-term debt principal payments of $7.1 million and $4.2 million used to repurchase shares of our common stock, which are treated as treasury stock. Financing activities were a net source of cash in the amount of $37.9 million during the six months ended June 30, 2021, as $61.0 million in borrowings from our revolving line of credit were partially offset by long-term debt principal payments of $21.9 million and $1.2 million used to repurchase shares of our common stock.
On September 4, 2020, our Board of Directors approved a stock repurchase program to repurchase up to $30.0 million in aggregate amount of the Company's outstanding shares of common stock through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. On July 27, 2022, our Board of Directors extended the expiration of the stock repurchase program to September 24, 2024. These shares may be purchased from time to time throughout the duration of the stock repurchase program depending upon market conditions. Our ability to repurchase shares is subject to compliance with the terms of our Amended and Restated Credit Agreement. Concurrent with the authorization of this stock repurchase program, the Board of Directors opted to indefinitely suspend all quarterly dividends.
Credit Agreement
As of June 30, 2022, we had $69.1 million in principal amount outstanding under the term loan facility and $73.7 million million in principal amount outstanding under the revolving credit facility. Each of our credit facilities continues to bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted SOFR rate for the relevant interest period, subject to a floor of 0.50%, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month SOFR rate, subject to the aforementioned floor, plus one percent per annum, or (3) a combination of (1) and (2). The applicable margin range for SOFR loans and the letter of credit fee ranges from 1.8% to 3.0%. The applicable margin range for base rate loans ranges from 0.8% to 2.0%, in each case based on the Company's consolidated net leverage ratio.
Principal payments with respect to the term loan facility are due on the last day of each fiscal quarter beginning June 30, 2022, with quarterly principal payments of approximately $0.9 million through March 31, 2027, with maturity on May 2, 2027 or or such earlier date as the obligations under the Amended and Restated Credit Agreement as amended by the First Amendment become due and payable pursuant to the terms of such agreement. Any principal outstanding under the revolving credit facility is due and payable on the maturity date.
Our credit facilities are secured pursuant to the Amended and Restated Credit Agreement, dated as of June 16, 2020, among the parties identified as obligors therein and Regions, as collateral agent, on a first priority basis by a security interest in substantially all of the tangible and intangible assets (subject to certain exceptions) of the Company and certain subsidiaries of the Company, as guarantors (collectively, the “Subsidiary Guarantors”), including certain registered intellectual property and the capital stock of certain of the Company’s direct and indirect subsidiaries. Our obligations under the Amended and Restated Credit Agreement are also guaranteed by the Subsidiary Guarantors.
The First Amendment provides incremental facility capacity of $75 million, subject to certain conditions. The Amended and Restated Credit Agreement, as amended by the First Amendment, includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase, or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated net leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. The First Amendment requires the Company to maintain a minimum fixed charge coverage ratio of 1.25:1.00 throughout the duration of such agreement. Under the First Amendment, the Company is required to comply with a maximum consolidated net leverage ratio of 3.75:1.00 for each quarter through March 31, 2023, after which time the maximum consolidated net leverage ratio will be 3.50:1.00. Further, under the First Amendment, in connection with any acquisition by the Company exceeding $25 million, the Company may elect to increase the maximum permitted consolidated net leverage ratio for the fiscal quarter in which the acquisition occurs and each of the following three fiscal quarters by 0.50:1.00 above the otherwise permitted maximum. If the consolidated net leverage ratio is less than 2.50:1:00, there is no limit on incremental facilities. The Amended and Restated Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default. We believe that we were in compliance with the covenants contained in such agreement as of June 30, 2022.
The First Amendment removed the requirement that the Company mandatorily prepay the credit facilities with excess cash flow generated during the prior fiscal year. The Company is permitted to voluntarily prepay the credit facilities at any time without penalty, subject to customary “breakage” costs with respect to prepayments of SOFR rate loans made on a day other than the last day of any applicable interest period.
Backlog
Backlog consists of revenues we reasonably expect to recognize over the next twelve months under all existing contracts, including those with remaining performance obligations that have original expected durations of one year or less and those with fees that are variable in which we estimate future revenues. The revenues to be recognized may relate to a combination of one-time fees for system sales and recurring fees for support and maintenance and TruBridge services. As of June 30, 2022, we had a twelve-month backlog of approximately $6 million in connection with non-recurring system purchases and approximately $321 million in connection with recurring payments under support and maintenance, Cloud EHR contracts, and TruBridge services, $34 million of which was attributable to HRG. As of June 30, 2021, we had a twelve-month backlog of approximately $8 million in connection with non-recurring system purchases and approximately $259 million in connection with recurring payments under support and maintenance, Cloud EHR contracts, and TruBridge services.
Bookings

Bookings is a key operational metric used by management to assess the relative success of our sales generation efforts, and were as follows for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
TruBridge (1)	$15,577	$6,249	25,728	8,936
System sales and support (2)
Acute Care EHR	7,497	9,697	$16,583	$15,139
Post-acute Care EHR	725	605	1,885	1,253
Total system sales and support	8,222	10,302	18,468	16,392
Total bookings	$23,799	$16,551	$44,196	$25,328
(1) Generally calculated as the total contract price (for non-recurring, project-related amounts) and annualized contract value (for recurring amounts).
(2) Generally calculated as the total contract price (for system sales) and annualized contract value (for support).

Sales activities during the first six months of 2021 suffered from a number of incremental headwinds, chief among them being (a) COVID-19 related distractions, including increased infection rates for certain geographies and widespread focus on eventual vaccine rollouts, (b) reorganization transitions related to our February 2021 reduction-in-force, and (c) lower-value regulatory purchases required by the Centers for Medicare and Medicaid Services' Hospital Price Transparency mandate requiring hospitals to provide clear, accessible pricing information online. These topics disproportionately dominated sales discussions and resources. Such headwinds began dissipating during the third quarter of 2021, resulting in overall bookings growth during the second quarter of 2022 of $7.2 million, or 44%, over the second quarter of 2021.

TruBridge bookings during the second quarter of 2022 increased by $9.3 million, or 149%, over the second quarter of 2021 as the aforementioned improvement in the sales environment drove bookings from our existing EHR customer base to an increase of $4.2 million, or 90%. Bookings were further supported by large contract signings for encoder solutions from our recently-acquired TruCode business and sales execution from our recent acquisition of HRG, resulting in a $5.1 million, or more than 300% increase in bookings from hospitals outside of our EHR customer base. These same dynamics have resulted in TruBridge bookings for the first six months of 2022 increasing $16.8 million, or nearly 190% over the first six months of 2021.

Acute Care EHR bookings during the second quarter of 2022 decreased by $2.2 million, or 23%, from the second quarter of 2021. This decrease is attributed to general volatility in bookings for add-on applications to existing customers. Acute Care EHR bookings for the first six months of 2022 increased by $1.4 million, or 10%, over the first six months of 2021, due mostly to the aforementioned improvement in the sales environment.

Post-acute Care EHR bookings increased by $0.1 million, or 20%, over the second quarter of 2021 and $0.6 million, or 50%, over the first six months of 2021 as the improved sales environment worked in tandem with recent product innovations designed to improve the competitive position of our AHT products.
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
In our Annual Report on Form 10-K for the year ended December 31, 2021, we identified our critical accounting polices and estimates related to revenue recognition, allowance for credit losses, income taxes, business combinations, including purchased intangible assets, and software development costs. There have been no significant changes to these critical accounting policies during the six months ended June 30, 2022.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk relates primarily to the potential change in the Secured Overnight Financing Rate ("SOFR"), which replaced the British Bankers Association London Interbank Offered Rate ("LIBOR") as the new banchmark interest rate for our credit facililties. We had $142.8 million of outstanding borrowings under our credit facilities with Regions Bank at June 30, 2022. The term loan facility and revolving credit facility bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted SOFR rate for the relevant interest period, subject to a floor of 0.50%, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month SOFR rate, subject to the aforementioned floor, plus one percent per annum, or (3) a combination of (1) and (2). Accordingly, we are exposed to fluctuations in interest rates on borrowings under the credit facilities. A one hundred basis point change in interest rate on our borrowings outstanding as of June 30, 2022 would result in a change in interest expense of approximately $1.4 million annually.
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
Changes in Internal Control over Financial Reporting
On March 1, 2022, we acquired HRG, as further described in Note 4 of the notes to the condensed consolidated financial statements. We continue to integrate policies, processes, people, technology, and operations for our combined operations, and we will continue to evaluate the impact of any related changes to internal control over financial reporting during the fiscal year. There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Equity Securities

The following table provides information about our repurchases of common stock during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3)
Beginning of Period				$28,091,554
April 1, 2022 - April 30, 2022	—	$—	—	28,091,554
May 1, 2022 - May 31, 2022	2,185	31.34	—	28,091,554
June 1, 2022 - June 30, 2022	78,779	32.11	78,799	$25,562,194
Total	80,964	$32.09	78,799
(1) We repurchased 2,185 shares during the three months ended June 30, 2022 that were not made pursuant to our previously announced stock repurchase program, but were purchased to fund required tax withholding related to the vesting of restricted stock. Shares withheld to cover required tax withholdings related to the vesting of restricted stock do not reduce our total share repurchase authority.

(2) Shares purchased during the three months ended June 30, 2022 pursuant to our previously announced stock repurchase program.
(3) On September 4, 2020, our Board of Directors approved a stock repurchase program under which we may repurchase up to $30.0 million of our common stock through September 3, 2022. On July 27, 2022, the Board of Directors extended the expiration date of the stock repurchase program to September 4, 2024. Any future stock repurchase transactions may be made through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

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

10.1
First Amendment, dated as of May 2, 2022, to the Amended and Restated Credit Agreement, dated as of June 16, 2020, by and among Computer Programs and Systems, Inc., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to CPSI's 8-K filed on May 3, 2022 and incorporated herein by reference).

10.2	Computer Programs and Systems, Inc. Amended and Restated 2019 Incentive Plan (filed as Exhibit 10.1 to CPSI's Form 8-K filed on May 16, 2022 and incorporated herein by reference).

10.3
Transition Agreement, dated May 2, 2022, by and between Computer Programs and Systems, Inc. and J. Boyd Douglas, Jr. (filed as Exhibit 10.1 to CPSI's Form 8-K filed on May 2, 2022 and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for CPSI’s Form 10-Q for the period ended June 30, 2022

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

COMPUTER PROGRAMS AND SYSTEMS, INC.

8/8/2022	By:	/s/ Christopher L. Fowler
Christopher L. Fowler
President and Chief Executive Officer

8/8/2022	By:	/s/ Matt J. Chambless
Matt J. Chambless
Chief Financial Officer