Form 10-Q
period 2022-09-30
COMPUTER PROGRAMS & SYSTEMS INC
filed 2022-11-07
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2022, there were 14,514,137 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.
Quarterly Report on Form 10-Q
(For the three and nine months ended September 30, 2022)

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$15,558	$11,431
Accounts receivable (net of allowance for expected credit losses of $2,565 and $1,826, respectively)	45,627	34,431
Financing receivables, current portion, net (net of allowance for expected credit losses of $251 and $325, respectively)	5,028	6,488
Inventories	1,754	855
Prepaid income taxes	955	4,599
Prepaid expenses and other	11,890	11,194
Total current assets	80,812	68,998
Property and equipment, net	10,301	11,590
Software development costs, net	23,955	11,644
Operating lease assets	7,999	7,097
Financing receivables, net of current portion (net of allowance for expected credit losses of $376 and $397, respectively)	4,227	7,231
Other assets, net of current portion	5,631	3,874
Intangible assets, net	106,486	95,203
Goodwill	198,584	177,713
Total assets	$437,995	$383,350
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,476	$8,079
Current portion of long-term debt	3,141	4,394
Deferred revenue	12,255	11,529
Accrued vacation	6,350	5,262
Other accrued liabilities	16,181	17,163
Total current liabilities	45,403	46,427
Long-term debt, net of current portion	137,174	94,966
Operating lease liabilities, net of current portion	6,088	5,505
Deferred tax liabilities	16,372	13,880
Total liabilities	205,037	160,778
Stockholders’ equity:
Common stock, $0.001 par value; 30,000 shares authorized; 14,914 and 14,734 shares issued, respectively	15	15
Additional paid-in capital	192,363	187,079
Retained earnings	51,404	38,054
Treasury stock, 354 shares and 89 shares, respectively	(10,824)	(2,576)
Total stockholders’ equity	232,958	222,572
Total liabilities and stockholders’ equity	$437,995	$383,350
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales revenues:
TruBridge	$47,878	$34,531	$139,569	$98,736
System sales and support	34,949	35,560	103,855	107,893
Total sales revenues	82,827	70,091	243,424	206,629
Costs of sales:
TruBridge	26,190	17,377	73,863	50,349
System sales and support	18,619	17,425	52,278	52,250
Total costs of sales	44,809	34,802	126,141	102,599
Gross profit	38,018	35,289	117,283	104,030
Operating expenses:
Product development	7,822	7,700	22,036	22,598
Sales and marketing	7,309	5,200	22,578	15,813
General and administrative	13,458	14,184	41,235	38,322
Amortization of acquisition-related intangibles	4,486	3,674	12,917	10,114
Total operating expenses	33,075	30,758	98,766	86,847
Operating income	4,943	4,531	18,517	17,183
Other income (expense):
Other income	355	123	914	1,160
(Loss) gain on contingent consideration	(589)	—	992	—
Loss on extinguishment of debt	—	—	(125)	—
Interest expense	(1,771)	(825)	(4,044)	(2,249)
Total other income (expense)	(2,005)	(702)	(2,263)	(1,089)
Income before taxes	2,938	3,829	16,254	16,094
Provision for income taxes	777	1,085	2,904	3,065
Net income	$2,161	$2,744	$13,350	$13,029
Net income per common share—basic	$0.15	$0.19	$0.91	$0.89
Net income per common share—diluted	$0.15	$0.19	$0.91	$0.89
Weighted average shares outstanding used in per common share computations:
Basic	14,365	14,334	14,405	14,276
Diluted	14,365	14,343	14,405	14,303
Dividends declared per common share	$—	$—	$—	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity

	Shares	Amount
Three Months Ended September 30, 2022 and 2021:
Balance at June 30, 2022	14,897	$15	$190,499	$49,243	$(6,824)	$232,933
Net income	—	—	—	2,161	—	2,161
Issuance of restricted stock	17	—	—	—	—	—
Stock-based compensation	—	—	1,864	—	—	1,864
Treasury stock acquired	—	—	—	—	(4,000)	(4,000)
Balance at September 30, 2022	14,914	$15	$192,363	$51,404	$(10,824)	$232,958

Balance at June 30, 2021	14,734	$15	$184,101	$29,909	$(2,483)	$211,542
Net income	—	—	—	2,744	—	2,744
Stock-based compensation	—	—	1,700	—	—	1,700
Balance at September 30, 2021	14,734	$15	$185,801	$32,653	$(2,483)	$215,986

Nine Months Ended September 30, 2022 and 2021:
Balance at December 31, 2021	14,734	$15	$187,079	$38,054	$(2,576)	$222,572
Net income	—	—	—	13,350	—	13,350
Issuance of restricted stock	189	—	—	—	—	—
Forfeiture of restricted stock	(9)	—	—	—	—	—
Stock-based compensation	—	—	5,284	—	—	5,284
Treasury stock acquired	—	—	—	—	(8,248)	(8,248)
Balance at September 30, 2022	14,914	$15	$192,363	$51,404	$(10,824)	$232,958

Balance at December 31, 2020	14,511	$15	$181,622	$19,624	$(1,261)	$200,000
Net income	—	—	—	13,029	—	13,029
Issuance of restricted stock	229	—	—	—	—	—
Forfeiture of common stock	(6)	—	—	—	—	—
Stock-based compensation	—	—	4,179	—	—	4,179
Treasury stock acquired	—	—	—	—	(1,222)	(1,222)
Balance at September 30, 2021	14,734	$15	$185,801	$32,653	$(2,483)	$215,986
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating Activities:
Net income	$13,350	$13,029
Adjustments to net income:
Provision for credit losses	1,202	2,080
Deferred taxes	(3,073)	2,306
Stock-based compensation	5,284	4,179
Depreciation	1,890	1,641
Loss on extinguishment of debt	125	—
Amortization of acquisition-related intangibles	12,917	10,114
Amortization of software development costs	2,283	527
Amortization of deferred finance costs	242	220
Gain on contingent consideration	(992)	—
Loss on disposal of PP&E	—	313
Changes in operating assets and liabilities:
Accounts receivable	(6,877)	1,304
Financing receivables	4,598	5,962
Inventories	(899)	(67)
Prepaid expenses and other	(1,982)	(2,892)
Accounts payable	(988)	(2,723)
Deferred revenue	726	1,414
Other liabilities	(1,239)	(666)
Prepaid income taxes	3,644	(2,267)
Net cash provided by operating activities	30,211	34,474
Investing Activities:
Purchase of business, net of cash acquired	(43,696)	(59,634)
Investment in software development	(14,594)	(6,447)
Purchase of property and equipment	(134)	(915)
Net cash used in investing activities	(58,424)	(66,996)
Financing Activities:
Proceeds from long-term debt	575	—
Payments of long-term debt principal	(2,687)	(2,813)
Proceeds from revolving line of credit	48,000	61,000
Payments of revolving line of credit	(5,300)	(20,000)
Treasury stock purchases	(8,248)	(1,222)
Net cash provided by financing activities	32,340	36,965
Increase in cash and cash equivalents	4,127	4,443
Cash and cash equivalents at beginning of period	11,431	12,671
Cash and cash equivalents at end of period	$15,558	$17,114
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,677	$1,979
Cash paid for income taxes, net of refund	$2,656	$3,116
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
Lastly, TruBridge also provides various revenue cycle optimization software solutions on a subscription or Software as a Service (“SaaS”) basis. Subscription revenue is recognized as a separate performance obligation ratably over the subscription term based on SSP, which is cost plus a reasonable margin. SaaS revenue is recognized as a separate performance obligation on a monthly basis as the SaaS service is provided to the client over the contract term. Payment is due monthly for subscriptions and SaaS services provided.
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
•SaaS arrangements for EHR software and related conversion and training services are considered a single performance obligation. Revenue is recognized on a monthly basis as the SaaS service is provided to the client over the contract term. Payment is due monthly for SaaS services provided.

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
The following table details deferred revenue for the nine months ended September 30, 2022 and 2021, included in the condensed consolidated balance sheets:

(In thousands)	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Beginning balance	$11,529	$8,130
Deferred revenue recorded	19,474	16,886
Deferred revenue acquired	—	1,300
Less deferred revenue recognized as revenue	(18,748)	(15,472)
Ending balance	$12,255	$10,844
The deferred revenue recorded during the nine months ended September 30, 2022 is comprised primarily of the annual renewals of certain software subscriptions billed during the first quarter of each year and deposits collected for future EHR installations. The deferred revenue recognized as revenue during the nine months ended September 30, 2022 and 2021 is comprised primarily of the periodic recognition of annual renewals that were deferred until earned and deposits for future EHR installations that were deferred until earned.
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
The following table details costs to obtain and fulfill contracts with customers for the nine months ended September 30, 2022 and 2021, included in the condensed consolidated balance sheets:

(In thousands)	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Beginning balance	$7,312	$5,992
Costs to obtain and fulfill contracts capitalized	7,460	4,719
Less costs to obtain and fulfill contracts recognized as expense	(5,440)	(4,441)
Ending balance	$9,332	$6,270

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

Consideration for the acquisition included cash (net of cash of the acquired entity) of $43.9 million (inclusive of seller's transaction expenses). During 2022, we have incurred approximately $1.0 million of pre-tax acquisition costs in connection with the acquisition of HRG. Acquisition costs are included in general and administrative expenses in our consolidated statements of income.

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

The preliminary allocation of the purchase price paid for HRG as of September 30, 2022 was as follows:

(In thousands)	Purchase Price Allocation
Acquired cash	$3,989
Accounts receivable	5,655
Prepaid expenses	398
Property and equipment	467
Other assets	73
Intangible assets	24,200
Operating lease assets	1,315
Goodwill	21,081
Accounts payable and accrued liabilities	(2,403)
Deferred taxes, net	(5,565)
Operating lease liability	(1,315)
Net assets acquired	$47,895

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

Our condensed consolidated statement of operations for the nine months ended September 30, 2022 includes revenues of approximately $24.5 million and pre-tax net income of approximately $5.8 million attributed to the acquired business since the March 1, 2022 acquisition date.

The following unaudited pro forma revenue, net income and earnings per share amounts for the three and nine months ended September 30, 2022 give effect to the HRG acquisition as if it had been completed on January 1, 2021. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of what the operating results actually would have been during the periods presented had the HRG acquisition been completed during the periods presented. In addition, the unaudited pro forma financial information does not purport to project future operating results. The pro forma information does not fully reflect: (1) any anticipated synergies (or costs to achieve synergies) or (2) the impact of non-recurring items directly related to the HRG acquisition.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2022	2021	2022	2021
Pro forma revenues	$82,827	$78,395	$249,764	$231,049
Pro forma net income	$2,285	$2,146	$13,973	$11,520
Pro forma diluted earnings per share	$0.16	$0.15	$0.95	$0.78

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

Consideration for the acquisition included cash (net of cash of the acquired entity) of $59.9 million (inclusive of sellers' transaction expenses), plus a contingent earnout payment of up to $15.0 million tied to TruCode's earnings before interest, tax, depreciation, and amortization ("EBITDA") (subject to certain pro-forma adjustments) for the twelve-month period concluding on the anniversary date of the acquisition (the "earnout period"). As of September 30, 2022, $1.0 million of the original $2.5 million contingent consideration estimated in determining the purchase price was reversed as TruCode's earnings over the earnout period were less than estimated at the date of acquisition. During 2021, we incurred approximately $0.9 million of pre-tax acquisition costs in connection with the acquisition of TruCode. Acquisition costs are included in general and administrative expenses in our consolidated statements of income.

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

5. PROPERTY AND EQUIPMENT
Property and equipment, net was comprised of the following at September 30, 2022 and December 31, 2021:

(In thousands)	September 30, 2022	December 31, 2021
Land	$2,848	$2,848
Buildings and improvements	8,279	8,269
Computer equipment	8,133	7,868
Leasehold improvements	783	783
Office furniture and fixtures	1,008	682
Automobiles	18	18
Property and equipment, gross	21,069	20,468
Less: accumulated depreciation	(10,768)	(8,878)
Property and equipment, net	$10,301	$11,590

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
Software development costs, net was comprised of the following at September 30, 2022 and December 31, 2021:

(In thousands)	September 30, 2022	December 31, 2021
Software development costs	$27,287	$12,693
Less: accumulated amortization	(3,332)	(1,049)
Software development costs, net	$23,955	$11,644

7.     OTHER ACCRUED LIABILITIES
Other accrued liabilities was comprised of the following at September 30, 2022 and December 31, 2021:

(In thousands)	September 30, 2022	December 31, 2021
Salaries and benefits	$8,857	$8,482
Severance	147	236
Commissions	1,001	1,158
Self-insurance reserves	1,450	1,409
Contingent consideration	1,508	2,500
Operating lease liabilities, current portion	2,051	1,592
Other	1,167	1,786
Other accrued liabilities	$16,181	$17,163

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

The following is a calculation of the basic and diluted EPS for the Company's common stock, including a reconciliation between net income and net income attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2022	2021	2022	2021
Net income	$2,161	$2,744	$13,350	$13,029
Less: Net income attributable to participating securities	(42)	(59)	(261)	(293)
Net income attributable to common stockholders	$2,119	$2,685	$13,089	$12,736

Weighted average shares outstanding used in basic per common share computations	14,365	14,334	14,405	14,276
Add: Dilutive potential common shares	—	9	—	27
Weighted average shares outstanding used in diluted per common share computations	14,365	14,343	14,405	14,303

Basic EPS	$0.15	$0.19	$0.91	$0.89
Diluted EPS	$0.15	$0.19	$0.91	$0.89
During 2020, 2021, and 2022, performance share awards were granted to certain executive officers and key employees of the Company that will result in the issuance of common stock if the predefined performance criteria are met. The awards provide for an aggregate target of 279,374 shares, of which none have been included in the calculation of diluted EPS for the three or nine months ended September 30, 2022 because the related threshold award performance levels have not been achieved as of September 30, 2022. See Note 10 - Stock-Based Compensation and Equity for more information.

9.     INCOME TAXES
The Company determines the tax provision for interim periods using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.
Our effective tax rate for the three months ended September 30, 2022 decreased to 26.4% from 28.3% for the three months ended September 30, 2021, resulting in an immaterial impact to income tax expense.
Our effective tax rate for the nine months ended September 30, 2022 decreased slightly to 17.9% from 19.0% for the nine months ended September 30, 2021.

10.   STOCK-BASED COMPENSATION AND EQUITY
Stock-based compensation expense is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee's or non-employee director's requisite service period.
The following table details total stock-based compensation expense for the three and nine months ended September 30, 2022 and 2021, included in the condensed consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Costs of sales	$274	$311	$851	$793
Operating expenses	1,590	1,389	4,433	3,386
Pre-tax stock-based compensation expense	1,864	1,700	5,284	4,179
Less: income tax effect	(410)	(374)	(1,162)	(919)
Net stock-based compensation expense	$1,454	$1,326	$4,122	$3,260
The Company's stock-based compensation awards are in the form of restricted stock and performance share awards granted pursuant to the Company's Amended and Restated 2019 Incentive Plan (the "Plan"). As of September 30, 2022, there was

$12.0 million of unrecognized compensation expense related to unvested and unearned stock-based compensation arrangements granted under the Plan, which is expected to be recognized over a weighted-average period of 2.0 years.
Restricted Stock
The Company grants restricted stock to executive officers, certain key employees and non-employee directors under the Plan with the fair value of the awards representing the fair value of the common stock on the date the restricted stock is granted. During the vesting period, recipients of restricted stock are entitled to dividends and posses voting rights. Shares of restricted stock generally vest in equal annual installments over the applicable vesting period, which ranges from one to three years. The Company records expenses for these grants on a straight-line basis over the applicable vesting periods.
A summary of restricted stock activity under the Plan during the nine months ended September 30, 2022 and 2021 is as follows:

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Shares	Weighted-Average Grant Date Fair Value Per Share	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested restricted stock outstanding at beginning of period	314,883	$29.79	412,967	$28.87
Granted	161,375	34.22	153,700	31.22
Vested	(181,405)	29.79	(245,455)	29.16
Forfeited	(8,936)	31.60	(6,329)	29.10
Unvested restricted stock outstanding at end of period	285,917	$32.23	314,883	$29.79
Performance Share Awards
The Company grants performance share awards to executive officers and certain key employees under the Plan, with the number of shares of common stock earned and issuable under each award determined at the end of a three-year performance period, based on the Company's achievement of performance goals predetermined by the Compensation Committee of the Board of Directors at the time of grant. These performance share awards include a modifier to the total number of shares earned based on the Company's total shareholder return ("TSR") compared to a small-cap stock market index. If certain levels of the performance objective are met, the award results in the issuance of shares of common stock corresponding to such level. Performance share awards that result in the issuance of shares of common stock are not subject to time-based vesting at the conclusion of the three-year performance period.
In the event that the Company's financial performance meets the predetermined targets for the performance objectives of the performance share awards, the Company will issue each award recipient the number of shares of common stock equal to the target award specified in the individual's underlying performance share award agreement. In the event the financial results of the Company exceed the predetermined targets, additional shares up to the maximum award may be issued. In the event the financial results of the Company fall below the predetermined targets, a reduced number of shares may be issued. If the financial results of the Company fall below the threshold performance levels, no shares may be issued. The total number of shares issued for the performance share award may be increased, decreased, or unchanged based on the TSR modifier described above.
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

A summary of performance share award activity under the Plan during the nine months ended September 30, 2022 and 2021 is as follows, based on the target award amounts set forth in the performance share award agreements:

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Shares	Weighted-Average Grant Date Fair Value Per Share	Shares	Weighted-Average Grant Date Fair Value Per Share
Performance share awards outstanding at beginning of period	249,952	$29.59	252,852	$29.27
Granted	101,799	37.98	93,444	31.26
Forfeited or unearned	(45,060)	31.70	(20,373)	29.92
Earned and issued	(27,317)	31.75	(75,971)	30.50
Performance share awards outstanding at end of period	279,374	$32.09	249,952	$29.59

Stock Repurchases
On September 4, 2020, our Board of Directors approved a stock repurchase program under which we were authorized to repurchase up to $30.0 million of our common stock through September 3, 2022. On July 27, 2022, the Board of Directors extended the expiration date of the stock repurchase program to September 4, 2024. We repurchased 212,299 shares during the nine months ended September 30, 2022 and 17,387 shares during the nine months ended September 30, 2021. The approximate dollar value of shares that may yet be repurchased under the stock repurchase program was $21.6 million as of September 30, 2022. Any future stock repurchase transactions may be made through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Any repurchase activity will depend on many factors, such as the availability of shares of our common stock, general market conditions, the trading price of our common stock, alternative uses for capital, the Company’s financial performance, compliance with the terms of our Amended and Restated Credit Agreement and other factors. Concurrent with the authorization of this stock repurchase program in September 2020, the Board of Directors opted to indefinitely suspend all quarterly dividends.
In addition to shares repurchased under the approved stock repurchase program, we purchased 52,905 shares during the nine months ended September 30, 2022 and 21,444 shares during the nine months ended September 30, 2021 to fund required tax withholdings related to the vesting of restricted stock. Shares withheld to cover required tax withholdings related to the vesting of restricted stock do not reduce our total share repurchase authority.

11.   FINANCING RECEIVABLES
Short-Term Payment Plans
The Company provides fixed monthly payment arrangements ("short-term payment plans") over terms ranging from three to twelve months for certain add-on software installations. As a practical expedient, we do not adjust the amount of consideration recognized as revenue for the financing component as unearned income when we expect payment within one year or less. These receivables, included in the current portion of financing receivables, were comprised of the following at September 30, 2022 and December 31, 2021:

(In thousands)	September 30, 2022	December 31, 2021
Short-term payment plans, gross	$402	$121
Less: allowance for losses	(20)	(6)
Short-term payment plans, net	$382	$115

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
The decrease in long-term financing arrangement balances during the nine months ended September 30, 2022 is primarily a result of the continued evolution of customer licensing preferences. Although the overwhelming majority of our historical EHR installations prior to 2019 were made under a perpetual license model, the dramatic shift in customer preferences to a SaaS license model began during 2019 with 49% of the year's new acute care EHR installations being performed in a SaaS model, compared to only 12% in 2018. The shift in customer preference toward a SaaS model has since continued, with SaaS installations representing approximately 68% of new acute care EHR installations in 2020, 63% in 2021 and 100% in the first nine months of 2022. Due to the nature of the revenue recognition requirements for SaaS arrangements coupled with recurring monthly payments, these arrangements do not give rise to long-term financing arrangements.
The components of these receivables were as follows at September 30, 2022 and December 31, 2021:

(In thousands)	September 30, 2022	December 31, 2021
Long-term financing arrangements, gross	$10,291	$15,659
Less: allowance for expected credit losses	(607)	(716)
Less: unearned income	(811)	(1,339)
Long-term financing arrangements, net	$8,873	$13,604
Future minimum payments to be received subsequent to September 30, 2022 are as follows:

(In thousands)
Years Ending December 31,
2022	$2,744
2023	4,146
2024	2,315
2025	948
2026	117
Thereafter	21
Total minimum payments to be received	10,291
Less: allowance for expected credit losses	(607)
Less: unearned income	(811)
Receivables, net	$8,873

Credit Quality of Financing Receivables and Allowance for Expected Credit Losses
The following table is a roll-forward of the allowance for expected credit losses for the nine months ended September 30, 2022 and year ended December 31, 2021:

(In thousands)	Balance at Beginning of Period	Provision	Charge-offs	Recoveries	Balance at End of Period
September 30, 2022	$722	$(133)	$38	$—	$627
December 31, 2021	$1,489	$481	$(1,248)	$—	$722
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
Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. To facilitate customer collection and credit monitoring efforts, financing receivable amounts are invoiced and reclassified to trade accounts receivable when they become due, with all invoiced amounts placed on nonaccrual status. As a result, all past due amounts related to the Company’s financing receivables are included in trade accounts receivable in the accompanying condensed consolidated balance sheets. The following is an analysis of the age of financing receivables amounts (excluding short-term payment plans) that have been reclassified to trade accounts receivable and were past due as of September 30, 2022 and December 31, 2021:

(In thousands)	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due
September 30, 2022	$1,052	$201	$270	$1,523
December 31, 2021	$713	$78	$73	$864
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

(In thousands)	September 30, 2022	December 31, 2021
Stratification of uninvoiced client financing receivables based on aging of related trade accounts receivable:
Uninvoiced client financing receivables related to trade accounts receivable that are 1 to 90 Days Past Due	$4,985	$9,100
Uninvoiced client financing receivables related to trade accounts receivable that are 91 to 180 Days Past Due	2,237	329
Uninvoiced client financing receivables related to trade accounts receivable that are 181 + Days Past Due	867	386
Total uninvoiced client financing receivables balances of clients with a trade accounts receivable	$8,089	$9,815
Total uninvoiced client financing receivables of clients with no related trade accounts receivable	1,391	4,505
Total financing receivables with contractual maturities of one year or less	402	121
Less: allowance for expected credit losses	(627)	(722)
Total financing receivables	$9,255	$13,719

12. INTANGIBLE ASSETS AND GOODWILL
Our purchased definite-lived intangible assets as of September 30, 2022 and December 31, 2021 are summarized as follows:

	September 30, 2022
(In thousands)	Customer Relationships	Trademark	Developed Technology	Non-Compete Agreements	Total
Gross carrying amount, beginning of period	$112,570	$12,320	$37,600	$—	$162,490
Intangible assets acquired	19,600	—	3,200	1,400	24,200
Accumulated amortization	(49,623)	(5,851)	(24,567)	(163)	(80,204)
Net intangible assets as of September 30, 2022	$82,547	$6,469	$16,233	$1,237	$106,486
Weighted average remaining years of useful life	8	13	8	5	10

	December 31, 2021
(In thousands)	Customer Relationships	Trademark	Developed Technology	Non-Compete Agreements	Total
Gross carrying amount, beginning of period	$84,370	$11,120	$29,700	$—	$125,190
Intangible assets acquired	28,200	1,200	7,900	—	37,300
Accumulated amortization	(41,738)	(5,177)	(20,372)	—	(67,287)
Net intangible assets as of December 31, 2021	$70,832	$7,143	$17,228	$—	$95,203

The following table represents the remaining amortization of definite-lived intangible assets as of September 30, 2022:

(In thousands)
For the year ended December 31,
2022	$4,486
2023	16,058
2024	14,523
2025	14,208
2026	12,919
Thereafter	44,292
Total	$106,486
The following table sets forth the change in the carrying amount of goodwill by segment for the nine months ended September 30, 2022:

(In thousands)	Acute Care EHR	Post-acute Care EHR	TruBridge	Total
Balance as of December 31, 2021	$97,095	$29,570	$51,048	$177,713
Goodwill acquired	—	—	20,871	20,871
Balance as of September 30, 2022	$97,095	$29,570	$71,919	$198,584

Goodwill is evaluated for impairment annually on October 1, or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist.

13. LONG-TERM DEBT
Long-term debt was comprised of the following at September 30, 2022 and December 31, 2021:

(In thousands)	September 30, 2022	December 31, 2021
Term loan facility	$68,250	$69,375
Revolving credit facility	73,700	31,000
Debt obligations	141,950	100,375
Less: unamortized debt issuance costs	(1,635)	(1,015)
Debt obligation, net	140,315	99,360
Less: current portion	(3,141)	(4,394)
Long-term debt	$137,174	$94,966
As of September 30, 2022, the carrying value of debt approximated the fair value due to the variable interest rate, which reflected the market rate.
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
Anticipated annual future maturities of the term loan facility and revolving credit facility are as follows as of September 30, 2022:

(In thousands)
2022	$875
2023	3,500
2024	3,500
2025	3,500
2026	3,500
Thereafter	127,075
$141,950
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
The First Amendment provides incremental facility capacity of $75 million, subject to certain conditions. The Amended and Restated Credit Agreement, as amended by the First Amendment, includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase, or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated net leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. The First Amendment requires the Company to maintain a minimum fixed charge coverage ratio of 1.25:1.00 throughout the duration of such agreement. Under the First Amendment, the Company is required to comply with a maximum consolidated net leverage ratio of 3.75:1.00 for each quarter through March 31, 2023, after which time the maximum consolidated net leverage ratio will be 3.50:1.00. Further, under the First Amendment, in connection with any acquisition by the Company exceeding $25 million, the Company may elect to increase the maximum permitted consolidated net leverage ratio for the fiscal quarter in which the acquisition occurs and each of the following three fiscal quarters by 0.50:1.00 above the otherwise permitted maximum. If the consolidated net leverage ratio is less than 2.50:1.00, there is no limit on the amount of incremental facilities. The Amended and Restated Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default. We believe that we were in compliance with the covenants contained in such agreement as of September 30, 2022.
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
Supplemental balance sheet information related to operating leases was as follows:

(In thousands)	September 30, 2022
Operating lease assets
Operating lease assets	$7,999
Operating lease liabilities
Other accrued liabilities	2,051
Operating lease liabilities, net of current portion	6,088
Total operating lease liabilities	$8,139
Weighted average remaining lease term in years	5
Weighted average discount rate	4.4%
Because our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. We used the incremental borrowing rate on January 1, 2019, for operating leases that commenced prior to that date.
The future minimum lease payments payable under these operating leases subsequent to September 30, 2022 are as follows:

(In thousands)
2022	$511
2023	2,063
2024	1,994
2025	1,258
2026	1,225
Thereafter	2,065
Total lease payments	9,116
Less imputed interest	(977)
Total	$8,139
Total lease expense for the nine months ended September 30, 2022 and 2021 was $1.6 million and $1.4 million, respectively.
Total cash paid for amounts included in the measurement of lease liabilities within operating cash flows from operating leases for the nine months ended September 30, 2022 and 2021 was $1.6 million and $2.3 million, respectively.

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
As of September 30, 2022, we measured the fair value of contingent consideration that represents the potential earnout incentive for TruCode's former equity holders. We estimated the fair value of the contingent consideration based on the probability of TruCode meeting EBITDA targets (subject to certain pro-forma adjustments). We did not have any other instruments that required fair value measurement as of September 30, 2022.
The following tables summarize the carrying amounts and fair value of the contingent consideration at September 30, 2022 and December 31, 2021, respectively:

		Fair Value at September 30, 2022 Using
	Carrying Amount at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	9/30/2022	(Level 1)	(Level 2)	(Level 3)
Description
Contingent consideration	$1,508	$—	$—	$1,508
Total	$1,508	$—	$—	$1,508

		Fair Value at December 31, 2021 Using
	Carrying Amount at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	12/31/2021	(Level 1)	(Level 2)	(Level 3)
Description
Contingent consideration	$2,500	$—	$—	$2,500
Total	$2,500	$—	$—	$2,500

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
Adjusted EBITDA consists of GAAP net income as reported and adjusts for (i) deferred revenue purchase accounting adjustments arising from purchase allocation adjustments related to business acquisitions; (ii) depreciation expense; (iii) amortization of software development costs; (iv) amortization of acquisition-related intangible assets; (v) stock-based compensation; (vi) severance and other non-recurring charges; (vii) interest expense and other, net; (viii) gain (loss) on contingent consideration; and (ix) the provision for income taxes. There are no intersegment revenues to be eliminated in computing segment revenue.

The CODM do not evaluate operating segments nor make decisions regarding operating segments based on assets. Consequently, we do not disclose total assets by reportable segment.
The following table presents a summary of the revenues and adjusted EBITDA of our three operating segments for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Revenues by segment:
TruBridge	$47,878	$34,531	139,569	98,736
Acute Care EHR
Recurring revenue	27,237	26,776	$81,333	$80,792
Non-recurring revenue	3,500	4,350	9,467	13,786
Total Acute Care EHR revenue	30,737	31,126	90,800	94,578
Post-acute Care EHR
Recurring revenue	3,817	4,010	11,504	12,402
Non-recurring revenue	395	424	1,551	913
Total Post-acute Care EHR revenue	4,212	4,434	13,055	13,315
Total revenues	$82,827	$70,091	$243,424	$206,629

Adjusted EBITDA by segment:
TruBridge	8,060	6,840	27,609	20,216
Acute Care EHR	4,584	4,773	13,915	15,650
Post-acute Care EHR	705	624	1,147	2,487
Total adjusted EBITDA	$13,349	$12,237	$42,671	$38,353
The following table reconciles net income from continuing operations to adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Net income from continuing operations, as reported	$2,161	$2,744	13,350	13,029
Deferred revenue and other acquisition-related adjustments	—	388	109	546
Depreciation expense	622	525	1,890	1,641
Amortization of software development costs	1,024	262	2,283	527
Amortization of acquisition-related intangibles	4,486	3,674	12,917	10,114
Stock-based compensation	1,864	1,700	5,284	4,179
Severance and other non-recurring charges	410	1,157	1,671	4,163
Interest expense and other, net	1,416	702	3,255	1,089
(Gain)/Loss on contingent consideration	589	—	(992)	—
Provision for income taxes	777	1,085	2,904	3,065
Total adjusted EBITDA	$13,349	$12,237	$42,671	$38,353
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
•our ability to attract and retain qualified personnel;
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
•TruCode, included within our TruBridge segment, provides configurable, knowledge-based software that gives coders, clinical documentation improvement specialists and auditors the flexibility to code according to their knowledge, preferences and experience.
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
We determine retention rates by reference to the amount of beginning-of-period Acute Care EHR recurring revenues that have not been lost due to customer attrition from our production environment customer base. Production environment customers are those that are using our applications to document live patient encounters, as opposed to legacy environment customers that have view-only access to historical patient records. These retention rates have consistently remained in the mid-to-high 90th percentile ranges and have not materially deviated from this range during the first nine months of 2022. We have increased customer retention efforts by enhancing support services, investing in tooling and instrumentation to proactively monitor for potential disruptions and deploying in-application experience software that delivers application specific insights while using our products.
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
The overwhelming majority of our historical installations have been under a perpetual license model, but new customer demand has dramatically shifted towards a SaaS license model in the past several years. SaaS license models made up only 12% of annual new acute care EHR installations in 2018, increasing to 63% during 2021 and 100% for the first nine months of 2022. These SaaS offerings are becoming increasingly attractive to our clients because this configuration allows them to obtain access to advanced software products without a significant initial capital outlay. We expect this trend to continue for the foreseeable future, with the resulting impact on the Company’s financial statements being reduced system sales revenues in the period of installation in exchange for increased recurring periodic revenues (reflected in system sales and support revenues) over the term of the SaaS arrangement. This naturally places downward pressure on short-term revenue growth and profitability metrics, but benefits long-term revenue growth and profitability which, in our view, is consistent with our goal of delivering long-term shareholder value.
For customers electing to purchase our technology solutions under a perpetual license, we have historically made financing arrangements available on a case-by-case basis, depending on the various aspects of the proposed contract and customer attributes. These financing arrangements have comprised the majority of our perpetual license installations over the past several years, and include short-term payment plans and longer-term lease financing through us or third-party financing companies. The aforementioned shift in customer preference towards SaaS arrangements has significantly reduced the frequency of new financing arrangements for customer purchases under a perpetual license. When combined with scheduled payments on existing financing arrangements, the reduced frequency of new financing arrangements has resulted in a substantial reduction in financing receivables during 2021 and the first nine months of 2022.
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
COVID-19
The impact of the COVID-19 pandemic on our operations was broad-sweeping, most notably causing severe deterioration in United States community hospital patient volumes that negatively impacted the revenues, gross margins, and income of our TruBridge service offerings. While patient volumes have continued to recover and are largely in line with pre-COVID-19 levels, we cannot predict the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted, including as a result of macro-economic impacts to the global supply chain, labor shortages, and inflationary pressures. However, we continue to assess its impact on our business and continue to actively manage our response. For further details on the potential impact of COVID-19 on our business, refer to "Risk Factors," in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Results of Operations
During the first nine months of 2022, we generated revenues of $243.4 million from the sale of our products and services, compared to $206.6 million during the first nine months of 2021, an increase of 18% that is due to the combination of inorganic growth through our recent acquisitions of TruCode and HRG and organic growth for TruBridge as revenue cycle solutions continue to gain traction in the domestic healthcare landscape. Despite this substantial increase in revenues, net income increased only $0.3 million to $13.4 million during the first nine months of 2022 from the prior year-year period as investments in operational capacity combined with increased interest expense to minimize incremental profitability. Net cash provided by operating activities decreased by $4.3 million, from $34.5 million during the first nine months of 2021 to $30.2 million during the first nine months of 2022, primarily due to less cash-advantageous changes in working capital, most notably as it relates to expansion in accounts receivable.

The following table sets forth certain items included in our results of operations for the three and nine months ended September 30, 2022 and 2021, expressed as a percentage of our total revenues for these periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
(In thousands)	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
TruBridge	$47,878	57.8%	$34,531	49.3%	$139,569	57.3%	$98,736	47.8%
System sales and support:
Acute Care EHR	30,737	37.1%	31,126	44.4%	90,800	37.3%	94,578	45.8%
Post-acute Care EHR	4,212	5.1%	4,434	6.3%	13,055	5.4%	13,315	6.4%
Total System sales and support	34,949	42.2%	35,560	50.7%	103,855	42.7%	107,893	52.2%
Total sales revenues	82,827	100%	70,091	100%	243,424	100%	206,629	100%
Costs of sales:
TruBridge	26,190	31.6%	17,377	24.8%	73,863	30.3%	50,349	24.4%
System sales and support:
Acute Care EHR	17,245	20.8%	16,200	23.1%	48,038	19.7%	48,644	23.5%
Post-acute Care EHR	1,374	1.7%	1,225	1.7%	4,240	1.7%	3,606	1.7%
Total System sales and support	18,619	22.5%	17,425	24.9%	52,278	21.5%	52,250	25.3%
Total costs of sales	44,809	54.1%	34,802	49.7%	126,141	51.8%	102,599	49.7%
Gross profit	38,018	45.9%	35,289	50.3%	117,283	48.2%	104,030	50.3%
Operating expenses:
Product development	7,822	9.4%	7,700	11.0%	22,036	9.1%	22,598	10.9%
Sales and marketing	7,309	8.8%	5,200	7.4%	22,578	9.3%	15,813	7.7%
General and administrative	13,458	16.2%	14,184	20.2%	41,235	16.9%	38,322	18.5%
Amortization of acquisition-related intangibles	4,486	5.4%	3,674	5.2%	12,917	5.3%	10,114	4.9%
Total operating expenses	33,075	39.9%	30,758	43.9%	98,766	40.6%	86,847	42.0%
Operating income	4,943	6.0%	4,531	6.5%	18,517	7.6%	17,183	8.3%
Other income (expense):
Other income	355	0.4%	123	0.2%	914	0.4%	1,160	0.6%
(Loss) gain on contingent consideration	(589)	(0.7)%	—	—%	992	0.4%	—	—%
Loss on extinguishment of debt	—	—%	—	—%	(125)	(0.1)%	—	—%
Interest expense	(1,771)	(2.1)%	(825)	(1.2)%	(4,044)	(1.7)%	(2,249)	(1.1)%
Total other income (expense)	(2,005)	(2.4)%	(702)	(1.0)%	(2,263)	(0.9)%	(1,089)	(0.5)%
Income before taxes	2,938	3.5%	3,829	5.5%	16,254	6.7%	16,094	7.8%
Provision for income taxes	777	0.9%	1,085	1.5%	2,904	1.2%	3,065	1.5%
Net income	$2,161	2.6%	$2,744	3.9%	$13,350	5.5%	$13,029	6.3%
Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021
Revenues
Total revenues for the three months ended September 30, 2022 increased by $12.7 million, or approximately 18%, compared to the three months ended September 30, 2021.
TruBridge revenues increased by $13.3 million, or 39%, compared to the third quarter of 2021, as acquisition-fueled growth added to the organic growth of our revenue cycle service and patient engagement offerings. HRG, acquired in March 2022, provided inorganic revenue growth, contributing $9.9 million of revenues during the third quarter of 2022. Organic revenue growth has materialized as our hospital clients operate in an environment typified by rising costs and increased complexity and are increasingly seeking to alleviate themselves of the ever-increasing administrative burden of operating their own business office functions. This increasing demand for services, coupled with the positive impact of improving hospital patient volumes on TruBridge revenues, resulted in organic revenue growth of $3.5 million, or 10%.
System sales and support revenues decreased by $0.6 million, or 2%, compared to the third quarter of 2021. System sales and support revenues were comprised of the following during the respective periods:

	Three Months Ended September 30,
(In thousands)	2022	2021
Recurring system sales and support revenues (1)
Acute Care EHR	$27,237	$26,776
Post-acute Care EHR	3,817	4,010
Total recurring system sales and support revenues	31,054	30,786
Non-recurring system sales and support revenues (2)
Acute Care EHR	3,500	4,350
Post-acute Care EHR	395	424
Total non-recurring system sales and support revenues	3,895	4,774
Total system sales and support revenue	$34,949	$35,560

(1) Mostly comprised of support and maintenance, third-party subscriptions, and SaaS revenues.

(2) Mostly comprised of installation revenues from the sale of our acute care and post-acute care EHR solutions and related applications under a perpetual (non-subscription) licensing model.
Recurring system sales and support revenues increased by $0.3 million, or 1%, compared to the third quarter of 2021. Acute Care EHR recurring revenues increased by $0.5 million, or 2%, as recent efforts to emphasize SaaS arrangements have resulted in the accumulation of significant sources of recurring revenues, albeit at the expense of nonrecurring revenues. Post-acute Care EHR recurring revenues decreased by $0.2 million, or 5%, due to the loss of certain significant customers during early 2022.
Non-recurring system sales and support revenues decreased by $0.9 million, or 18%, compared to the third quarter of 2021. Acute Care EHR non-recurring revenues decreased by $0.9 million compared to the third quarter of 2021, due partly to a decrease in the number of perpetual license installations of our Acute Care EHR solutions. We installed our Acute Care EHR solutions at six new hospital clients during the third quarter of 2022 (all of which are under SaaS arrangements, resulting in revenue being recognized ratably over the contract term) compared to five new hospital clients during the third quarter of 2021 (two under a SaaS arrangement). This decrease in perpetual license activity for new hospital installations resulted in a $0.3 million decrease in revenues from the third quarter of 2021. High penetration rates within our Acute Care EHR customer base for our suite of complementary applications resulted in a $0.5 million decrease in the related revenues from add-on sales. Lastly, Post-acute Care EHR nonrecurring revenues were relatively unchanged from amounts during the third quarter of 2021.
Costs of Sales
Total costs of sales increased by $10.0 million, or 29%, compared to the third quarter of 2021. As a percentage of total revenues, costs of sales increased to 54% of revenues during the third quarter of 2022 compared to 50% during the third quarter of 2021.
Our costs associated with TruBridge sales and support increased by $8.8 million, or 51%, compared to the third quarter of 2021, primarily driven by our recent acquisition of HRG, which contributed total expenses of $5.8 million to the third quarter of 2022. The remaining cost increases for TruBridge are organic in nature, caused by resource expansion necessitated by the growing customer base and improved patient volumes. The gross margin on these services decreased to 45% in the third quarter of 2022 compared to 50% in the third quarter of 2021 due to the addition of HRG, which is mostly comprised of lower margin services.
Costs of Acute Care EHR system sales and support increased by $1.0 million, or 6%, compared to the third quarter of 2021, as a competitive labor market necessitated compensation adjustments during 2022 that were higher than our historical norms and associate travel has increased substantially as the global travel disruptions caused by the COVID-19 pandemic have abated. The gross margin on Acute Care EHR system sales and support decreased to 44% in the third quarter of 2022, compared to 48% in the third quarter of 2021, as high incremental-margin nonrecurring revenues continue to decline due to our continuing strategy of shifting more of the customer license mix from perpetual to SaaS.

Costs of Post-acute Care EHR system sales and support increased by $0.1 million, or 12%, compared to the third quarter of 2021, with increased labor and travel costs comprising the majority of the increase. The gross margin on Post-acute Care EHR system sales and support decreased to 67% in the third quarter of 2022, compared to 72% in the third quarter of 2021, as the increase in costs of sales worked in tandem with a decrease in revenues to reduce margins.
Product Development
Product development expenses consist primarily of compensation and other employee-related costs (including stock-based compensation) and infrastructure costs incurred, but not capitalized, for new product development and product enhancements. Product development costs increased by $0.1 million, or 2%, compared to the third quarter of 2021, as increased costs associated with our strategy to migrate to a public cloud environment, resource expansion, and increased amortization of capitalized software development costs were mostly offset by an increase in product development labor capitalization. Our recent acquisition of HRG resulted in $0.1 million of incremental product development expenses during the third quarter of 2022.
Sales and Marketing
Sales and marketing costs increased by $2.1 million, or 41%, compared to the third quarter of 2021. Resource expansion resulted in a $0.4 million increase in payroll costs and an improved sales environment resulted in a $0.5 million increase in commission expenses. Marketing program costs increased by $0.4 million due to more aggressive marketing of our solutions and services combined with specific campaigns to increase brand awareness for our portfolio of companies. Lastly, our recent acquisition of HRG resulted in incremental sales and marketing expense of $0.3 million during the third quarter of 2022.
General and Administrative
General and administrative expenses decreased by $0.7 million, or 5%, compared to the third quarter of 2021. Health claims experience associated with our self-insured employee health benefits plan improved significantly from the third quarter of 2021, resulting in a $0.4 million decrease in the related expense despite increased enrollment driven by our recent acquisition of HRG. Bad debt expense decreased by $0.8 million as receivables collection experience has improved. The combined $1.2 million decrease in health claims expense and bad debt expense more that offset the incremental recurring expenses related to our recent acquisition of HRG, which totaled $0.7 million during the third quarter of 2022.
Amortization of Acquisition-Related Intangibles
Amortization expense associated with acquisition-related intangible assets increased by $0.8 million, or 22%, compared to the third quarter of 2021, due mostly to the amortization of intangibles acquired in the HRG acquisition.
Total Operating Expenses
Total operating expenses increased by $2.3 million, or 8%, compared to the third quarter of 2021. As a percentage of total revenues, total operating expenses decreased to 40% of revenues in the third quarter of 2022, compared to 44% in the third quarter of 2021.
Total Other Income (Expense)
Total other income (expense) increased to expense of $2.0 million during the third quarter of 2022 compared to expense of $0.7 million during the third quarter of 2021, due mostly to a $0.9 million increase in interest expense caused by a rising interest rate environment and a higher level of funded debt. Adding to this increased interest expense was a $0.6 million loss on contingent consideration. Our acquisition of TruCode in May 2021 included a contingent earnout payment of up to $15 million tied to TruCode's earnings before interest, tax, depreciation, and amortization ("EBITDA") (subject to certain pro-forma adjustments) for the twelve month period concluding on the anniversary date of the acquisition (the "earnout period"). During the third quarter of 2022, we increased our estimate of the eventual earnout payment from $0.9 million to $1.5 million as certain costs were identified that are specifically excluded from the related purchase agreement's definitions governing EBITDA calculations, increasing our estimates of the related EBITDA amount.
Income Before Taxes
As a result of the foregoing factors, income before taxes decreased by $0.9 million in the third quarter of 2022 compared to the third quarter of 2021.

Provision for Income Taxes
Our effective tax rate for the three months ended September 30, 2022 decreased to 26.4% from 28.3% for the three months ended September 30, 2021, resulting in an immaterial impact to income tax expense.
Net Income
Net income for the third quarter of 2022 decreased by $0.6 million to $2.2 million, or $0.15 per basic and diluted share, compared with net income of $2.7 million, or $0.19 per basic and diluted share, for the third quarter of 2021. Net income represented 2.6% of revenue for the third quarter of 2022, compared to 3.9% of revenue for the third quarter of 2021.
Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021
Revenues
Total revenues for the first nine months of 2022 increased by $36.8 million, or approximately 18%, compared to the first nine months of 2021.
TruBridge revenues increased by $40.8 million, or 41%, compared to the first nine months 2021, as acquisition-fueled growth added to the organic growth of our revenue cycle service and patient engagement offerings. TruCode, acquired in May 2021, contributed $10.2 million of revenues during the first nine months of 2022, compared to only $4.3 million of revenues during the first nine months of 2021, which reflects less than five months' activity. Our acquisition of HRG in March 2022 provided further inorganic revenue growth, contributing $24.5 million of revenues during the first nine months of 2022. Organic revenue growth has materialized as our hospital clients operate in an environment typified by rising costs and increased complexity and are increasingly seeking to alleviate themselves of the ever-increasing administrative burden of operating their own business office functions. This increasing demand for services, coupled with the positive impact of improving hospital patient volumes on TruBridge revenues, resulted in organic revenue growth of $10.5 million, or 11%.
System sales and support revenues decreased by $4.0 million, or 4%, compared to the first nine months of 2021. System sales and support revenues were comprised of the following during the respective periods:

	Nine Months Ended September 30,
(In thousands)	2022	2021
Recurring system sales and support revenues (1)
Acute Care EHR	$81,333	$80,792
Post-acute Care EHR	11,504	12,402
Total recurring system sales and support revenues	92,837	93,194
Non-recurring system sales and support revenues (2)
Acute Care EHR	9,467	13,786
Post-acute Care EHR	1,551	913
Total non-recurring system sales and support revenues	11,018	14,699
Total system sales and support revenue	$103,855	$107,893

(1) Mostly comprised of support and maintenance, third-party subscriptions, and SaaS revenues.

(2) Mostly comprised of installation revenues from the sale of our acute care and post-acute care EHR solutions and related applications under a perpetual (non-subscription) licensing model.
Recurring system sales and support revenues decreased by $0.4 million, or less than 1%, compared to the first nine months of 2021. Acute Care EHR recurring revenues increased by $0.5 million, or 1%, as recent efforts to emphasize SaaS arrangements have resulted in the accumulation of significant sources of recurring revenues, albeit at the expense of nonrecurring revenues. Post-acute Care EHR recurring revenues decreased by $0.9 million, or 7%, due to the loss of certain significant customers during early 2022.

Non-recurring system sales and support revenues decreased by $3.7 million, or 25%, compared to the first nine months of 2021. Acute Care EHR non-recurring revenues decreased by $4.3 million compared to the first nine months of 2021, due mostly to a decrease in the number of perpetual license installations of our Acute Care EHR solutions. We installed our Acute Care EHR solutions at 16 new hospital clients during the first nine months of 2022 (all of which are under SaaS arrangements, resulting in revenue being recognized ratably over the contract term) compared to 15 new hospital clients during the first nine months of 2021 (eight under a SaaS arrangement). Post-acute Care EHR nonrecurring revenues increased by $0.6 million compared to the first nine months of 2021 due to a temporarily beneficial shift in license mix.
Costs of Sales
Total costs of sales increased by $23.5 million, or 23%, compared to the first nine months of 2021. As a percentage of total revenues, costs of sales increased to 52% of revenues during the first nine months of 2022 compared to 50% during the first nine months of 2021.
Our costs associated with TruBridge sales and support increased by $23.5 million, or 47%, compared to the first nine months of 2021, primarily driven by our recent acquisitions of TruCode and HRG, which contributed total expenses of $2.1 million and $18.6 million, respectively, to the first nine months of 2022. Comparatively, the first nine months of 2021 included only $1.0 million of expenses associated with TruCode, which reflects less than five months' activity. The remaining cost increases for TruBridge are organic in nature, caused by resource expansion necessitated by the growing customer base and improved patient volumes. The gross margin on these services decreased to 47% in the first nine months of 2022 compared to 49% in the first nine months of 2021 due to the addition of HRG, which is mostly comprised of lower margin services.
Costs of Acute Care EHR system sales and support decreased by $0.6 million, or 1%, compared to the first nine months of 2021, as the continuing shift in customer preferences towards a SaaS license model resulted in increased capitalization of contract fulfillment costs. The gross margin on Acute Care EHR system sales and support decreased to 47% during the first nine months of 2022, compared to 49% during the first nine months of 2021, as declining recurring revenues were not indicative of our resource needs, resulting in a dynamic of revenue declines outpacing expense declines.
Costs of Post-acute Care EHR system sales and support increased by $0.6 million, or 18%, compared to the first nine months of 2021, with increased labor and travel costs comprising the majority of the increase. The gross margin on Post-acute Care EHR system sales and support decreased to 68% in the first nine months of 2022, compared to 73% in the first nine months of 2021, as the increase in costs of sales worked in tandem with a decrease in revenues to reduce margins..
Product Development
Product development costs decreased by $0.6 million, or 2%, compared to the first nine months of 2021, with the primary driver being a $4.9 million, or 80%, increase in product development labor capitalization pursuant to the aforementioned change in our method of estimating the labor costs incurred in developing software assets requiring capitalization under ASC 350-40, Internal Use Software. This increased capitalization rate was partially offset by increased amortization of the related assets and increased costs related to our strategy to migrate to a public cloud environment. Combined, our recent acquisitions of TruCode and HRG resulted in $1.5 million of product development expenses during the first nine months of 2022, compared to only $0.5 million during the first nine months of 2021.
Sales and Marketing
Sales and marketing costs increased by $6.8 million, or 43%, compared to the first nine months of 2021. The first nine months of 2022 marked the return of our in-person National Client Conference, which had migrated to virtual-only sessions since the onset of the COVID-19 pandemic, resulting in incremental expense of $1.1 million. Resource expansion resulted in a $0.9 million increase in payroll costs and an improved sales environment resulted in a $1.3 million increase in commission expenses. Similarly, travel costs have increased by $0.4 million as travel patterns return to pre-COVID-19 levels. Marketing program costs increased by $1.0 million due to more aggressive marketing of our solutions and services combined with specific campaigns to increase brand awareness for our portfolio of companies. Improved confidence in achievement of long-term incentive targets resulted in an increase in stock-based compensation costs of $0.6 million. Lastly, our recent acquisitions of TruCode and HRG resulted in combined sales and marketing expense of $1.4 million during the first nine months of 2022, compared to only $0.2 million during the first nine months of 2021.
General and Administrative
General and administrative expenses increased by $2.9 million, or 8%, compared to the first nine months of 2021. Volatility in employee health claims coupled with an expanding employee base resulted in a $1.8 million increase in employee benefits costs while expanding resources drove payroll to an increase of $0.6 million and improved confidence in achievement of long-term incentive targets resulted in an increase in stock-based compensation costs of $0.8 million. Combined, our recent acquisitions of TruCode and HRG resulted in $2.7 million of general and administrative expenses during the first nine months of 2022, compared to only $0.6 million during the first nine months of 2021. These increases in general and administrative expenses were partially offset by a decrease of $2.0 million in severance costs as the aforementioned margin optimization efforts resulted in a significant reduction-in-force during the first nine months of 2021, with no initiatives of such scale during the first nine months of 2022.
Amortization of Acquisition-Related Intangibles
Amortization expense associated with acquisition-related intangible assets increased by $2.8 million, or 28%, compared to the first nine months of 2021, due mostly to the amortization of intangibles acquired in the TruCode and HRG acquisitions.
Total Operating Expenses
Total operating expenses increased by $11.9 million, or 14%, compared to the first nine months of 2021. As a percentage of total revenues, total operating expenses decreased slightly to 41% of revenues during the first nine months of 2022, compared to 42% during the first nine months of 2021.
Total Other Income (Expense)
Total other income (expense) increased to expense of $2.3 million during the first nine months of 2022 compared to expense of $1.1 million during the first nine months of 2021. Our acquisition of TruCode in May 2021 included a contingent earnout payment of up to $15 million tied to TruCode's earnings before interest, tax, depreciation, and amortization ("EBITDA") (subject to certain pro-forma adjustments) for the twelve month period concluding on the anniversary date of the acquisition (the "earnout period"). During the first nine months of 2022, $1.0 million of the original $2.5 million contingent consideration estimated in determining the purchase price was reversed as our estimates of TruCode's earnings over the earnout period were less than estimated at the date of acquisition. This gain on contingent consideration was more than offset by increased interest expense, caused by a rising interest rate environment and a higher level of funded debt.
Income Before Taxes
As a result of the foregoing factors, income before taxes increased by $0.2 million in the first nine months of 2022 compared to the first nine months of 2021.
Provision for Income Taxes
Our effective tax rate for the nine months ended September 30, 2022 decreased to 17.9% from 19.0% for the nine months ended September 30, 2021.
Net Income
Net income for the first nine months of 2022 increased by $0.3 million to $13.4 million, or $0.91 per basic and diluted share, compared with net income of $13.0 million, or $0.89 per basic and diluted share, for the first nine months of 2021. Net income represented 5.5% of revenue for the first nine months of 2022, compared to 6.3% of revenue for the first nine months of 2021.
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
The following table presents a summary of the revenues and adjusted EBITDA of our three operating segments for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
(In thousands)
Revenues by segment:
TruBridge	$47,878	$34,531	$13,347	39%	$139,569	$98,736	$40,833	41%
Acute Care EHR	30,737	31,126	(389)	(1)%	90,800	94,578	(3,778)	(4)%
Post-acute Care EHR	4,212	4,434	(222)	(5)%	13,055	13,315	(260)	(2)%

Adjusted EBITDA by segment:
TruBridge	$8,060	$6,840	$1,220	18%	$27,609	$20,216	$7,393	37%
Acute Care EHR	4,584	4,773	(189)	(4)%	13,915	15,650	(1,735)	(11)%
Post-acute Care EHR	705	624	81	13%	1,147	2,487	(1,340)	(54)%
Segment Revenues
Refer to the corresponding discussion of revenues for each of our reportable segments previously provided under the Revenues heading of this Management's Discussion and Analysis. There are no intersegment revenues to be eliminated in computing segment revenue.
Segment Adjusted EBITDA - Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021
TruBridge adjusted EBITDA increased by $1.2 million, or 18%, compared to the third quarter of 2021. Revenue growth of of 39% was partially offset by a 440 basis point decrease in gross margins, as growth materialized from lower-margin, resource-intensive service lines. This decrease in gross margins combined with expanded operating expenses to limit adjusted EBITDA growth despite this dramatic increase in revenues.
Acute Care EHR adjusted EBITDA decreased by $0.2 million, or 4%. The aforementioned decrease in non-recurring revenues caused a $1.4 million decrease in gross profit, which was partially offset by improved operating expenses resulting from increased product development labor capitalization rates.
Post-acute Care EHR adjusted EBITDA increased by $0.1 million, or 13%, as customer attrition caused a moderate revenue decline while our product development resources experienced a favorable shift in workload mix away from support functions and towards capitalizable projects, resulting in significantly decreased operating expenses.
Segment Adjusted EBITDA - Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021
TruBridge adjusted EBITDA increased by $7.4 million, or 37%, compared to the first nine months of 2021. Revenue growth of 41% was partially offset by a 193 basis point decrease in gross margins, as growth materialized from lower-margin, resource-intensive service lines. This decrease in gross margins combined with expanded operating expenses to limit adjusted EBITDA growth despite this dramatic increase in revenues.
Acute Care EHR adjusted EBITDA decreased by $1.7 million, or 11%, as gross margins decreased 148 basis points but overall operating costs decreased as improved labor capitalization rates drove product development expenses lower, mostly offsetting increased costs associated with our sales and marketing efforts (including the resumption of our in-person National Client Conference) and increased benefits costs.
Post-acute Care EHR adjusted EBITDA decreased by $1.3 million, or 54%. Despite only a slight decrease in related revenues, adjusted EBITDA suffered from the aforementioned gross margin compression of our post-acute care EHR business and increased operating expenses as our product development resources experienced an unfavorable shift in workload mix away from capitalizable projects and towards support functions during the first half of 2022.
Liquidity and Capital Resources
The Company’s liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during the nine months ended September 30, 2022. For further discussion regarding the potential future impacts of COVID-19 and related economic conditions on the Company’s liquidity and capital resources, see “COVID-19” in this Management's

Discussion and Analysis of Financial Condition and Results of Operations and Part I, "Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.
Sources of Liquidity
As of September 30, 2022, our principal sources of liquidity consisted of cash and cash equivalents of $15.6 million and our remaining borrowing capacity under the revolving credit facility of $86.3 million, compared to $11.4 million of cash and cash equivalents and $79.0 million of remaining borrowing capacity under the revolving credit facility as of December 31, 2021. In conjunction with our acquisition of HHI in January 2016, we entered into a syndicated credit agreement which provided for a $125 million term loan facility and a $50 million revolving credit facility. On June 16, 2020, we entered into an Amended and Restated Credit Agreement that increased the aggregate principal amount of our credit facilities to $185 million, including a $75 million term loan facility and a $110 million revolving credit facility. On May 2, 2022, we entered into a First Amendment to the Amended and Restated Credit Agreement that further increased the aggregate principal amount of our credit facilities to $260 million, which includes a $70 million term loan facility and a $160 million revolving credit facility.
As of September 30, 2022, we had $142.0 million in principal amount of indebtedness outstanding under the credit facilities. In addition, we had operating lease liabilities totaling approximately $8.1 million payable over the next eight years. We believe that our cash and cash equivalents of $15.6 million as of September 30, 2022, the future operating cash flows of the combined entity, and our remaining borrowing capacity under the revolving credit facility of $86.3 million as of September 30, 2022, taken together, provide adequate resources to fund ongoing cash requirements for the next twelve months and beyond. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of filing of this Form 10-Q. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.
Operating Cash Flow Activities
Net cash provided by operating activities decreased by $4.3 million from $34.5 million provided by operations for the nine months ended September 30, 2021 to $30.2 million provided by operations for the nine months ended September 30, 2022. The decrease in cash flows provided by operations is primarily due to disadvantageous changes in working capital, most notably as it relates to an expansion in accounts receivable.
TruBridge customers are billed monthly in arrears, generally within 10 days of the end-date of the respective month of service. As a result, a significant portion of our accounts receivable are unbilled and accrued at the end of each quarterly reporting period. The acquisition of HRG and eventual inclusion of the related accounts in the TruBridge billing cadence resulted in a significant increase in these unbilled and accrued receivables. This dynamic, coupled with organic revenue growth and timing of customer payments, caused a significant expansion in accounts receivable during the first nine months of 2022, resulting in a $6.9 million detrimental impact to operating cash flows. Comparatively, accounts receivable contracted during the first nine months of 2021, resulting in a benefit to operating cash flows of $1.3 million.
Investing Cash Flow Activities
Net cash used in investing activities decreased by $8.6 million, with $58.4 million used in the nine months ended September 30, 2022 compared to $67.0 million used during the nine months ended September 30, 2021. We completed our $43.7 million acquisition of HRG during the first quarter of 2022. Conversely, we completed our $59.6 million acquisition of TruCode during the second quarter of 2021. In addition, cash outflows for the investment in software development increased from $6.4 million during the first nine months of 2021 to $14.6 million during the first nine months of 2022 due to the aforementioned change in methodology for estimating labor costs eligible for capitalization and a favorable shift in workload mix away from support functions and towards capitalizable projects.
Financing Cash Flow Activities
During the nine months ended September 30, 2022, our financing activities were a net source of cash in the amount of $32.3 million, as $48.0 million in borrowings from our revolving line of credit, used to fund our acquisition of HRG, were partially offset by long-term debt principal payments of $8.0 million and $8.2 million used to repurchase shares of our common stock, which are treated as treasury stock. Financing activities were a net source of cash in the amount of $37.0 million during the nine months ended September 30, 2021, as $61.0 million in borrowings from our revolving line of credit were partially offset by long-term debt principal payments of $22.8 million and $1.2 million used to repurchase shares of our common stock.

On September 4, 2020, our Board of Directors approved a stock repurchase program to repurchase up to $30.0 million in aggregate amount of the Company's outstanding shares of common stock through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. On July 27, 2022, our Board of Directors extended the expiration of the stock repurchase program to September 4, 2024. These shares may be purchased from time to time throughout the duration of the stock repurchase program depending upon market conditions. Our ability to repurchase shares is subject to compliance with the terms of our Amended and Restated Credit Agreement. Concurrent with the authorization of this stock repurchase program in September 2020, the Board of Directors opted to indefinitely suspend all quarterly dividends.
Credit Agreement
As of September 30, 2022, we had $68.3 million in principal amount outstanding under the term loan facility and $73.7 million million in principal amount outstanding under the revolving credit facility. Each of our credit facilities continues to bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted SOFR rate for the relevant interest period, subject to a floor of 0.50%, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month SOFR rate, subject to the aforementioned floor, plus one percent per annum, or (3) a combination of (1) and (2). The applicable margin range for SOFR loans and the letter of credit fee ranges from 1.8% to 3.0%. The applicable margin range for base rate loans ranges from 0.8% to 2.0%, in each case based on the Company's consolidated net leverage ratio.
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
The First Amendment provides incremental facility capacity of $75 million, subject to certain conditions. The Amended and Restated Credit Agreement, as amended by the First Amendment, includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase, or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated net leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. The First Amendment requires the Company to maintain a minimum fixed charge coverage ratio of 1.25:1.00 throughout the duration of such agreement. Under the First Amendment, the Company is required to comply with a maximum consolidated net leverage ratio of 3.75:1.00 for each quarter through March 31, 2023, after which time the maximum consolidated net leverage ratio will be 3.50:1.00. Further, under the First Amendment, in connection with any acquisition by the Company exceeding $25 million, the Company may elect to increase the maximum permitted consolidated net leverage ratio for the fiscal quarter in which the acquisition occurs and each of the following three fiscal quarters by 0.50:1.00 above the otherwise permitted maximum. If the consolidated net leverage ratio is less than 2.50:1:00, there is no limit on incremental facilities. The Amended and Restated Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default. We believe that we were in compliance with the covenants contained in such agreement as of September 30, 2022.
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

Backlog
Backlog consists of revenues we reasonably expect to recognize over the next twelve months under all existing contracts, including those with remaining performance obligations that have original expected durations of one year or less and those with fees that are variable in which we estimate future revenues. The revenues to be recognized may relate to a combination of one-time fees for system sales and recurring fees for support and maintenance and TruBridge services. As of September 30, 2022, we had a twelve-month backlog of approximately $7 million in connection with non-recurring system purchases and approximately $316 million in connection with recurring payments under support and maintenance, Cloud EHR contracts, and TruBridge services, $32 million of which was attributable to HRG. As of September 30, 2021, we had a twelve-month backlog of approximately $6 million in connection with non-recurring system purchases and approximately $272 million in connection with recurring payments under support and maintenance, Cloud EHR contracts, and TruBridge services.
Bookings

Bookings is a key operational metric used by management to assess the relative success of our sales generation efforts, and were as follows for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
TruBridge (1)	$11,532	$13,073	37,260	22,009
System sales and support (2)
Acute Care EHR	7,982	15,298	$24,565	$30,437
Post-acute Care EHR	1,024	951	2,909	2,204
Total system sales and support	9,006	16,249	27,474	32,641
Total bookings	$20,538	$29,322	$64,734	$54,650
(1) Generally calculated as the total contract price (for non-recurring, project-related amounts) and annualized contract value (for recurring amounts).
(2) Generally calculated as the total contract price (for system sales) and annualized contract value (for support).

TruBridge bookings during the third quarter of 2022 decreased by $1.5 million, or 12%, from the third quarter of 2021. TruBridge bookings during the third quarter of 2021 were a then-record, propelled by large international client wins for Get Real Health's patient engagement solutions. The lack of any such large Get Real Health international client wins during the third quarter of 2022 resulted in a decrease in Get Real Health bookings of $5.1 million, which was largely offset by continued strength in our core markets for TruBridge services, particularly as it relates to bookings from our existing EHR customer base. Compared to the first nine months of 2021, TruBridge bookings during the first nine months of 2022 increased by $15.3 million, or 69%, as sales activities during the first nine months of 2021 suffered from a number of incremental headwinds, chief among them being (a) COVID-19 related distractions, including increased infection rates for certain geographies and widespread focus on eventual vaccine rollouts, (b) reorganization transitions related to our February 2021 reduction-in-force, and (c) lower-value regulatory purchases required by the Centers for Medicare and Medicaid Services' Hospital Price Transparency mandate requiring hospitals to provide clear, accessible pricing information online. These topics disproportionately dominated sales discussions and resources, with the related headwinds beginning to dissipate during the third quarter of 2021.

Acute Care EHR bookings during the third quarter of 2022 decreased by $7.3 million, or 48%, compared to the third quarter of 2021 and decreased by $5.9 million during the first nine months of 2022, or 19%, compared to the first nine months of 2021 as the decision environment for new system sales arrangements has proven particularly challenging.

Post-acute Care EHR bookings during the third quarter of 2022 increased by $0.1 million, or 8%, over the third quarter of 2021 and increased by $0.7 million during the first nine months of 2022, or 32%, over the first nine months of 2021 as the improved sales environment worked in tandem with recent product innovations designed to improve the competitive position of our AHT products.

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
In our Annual Report on Form 10-K for the year ended December 31, 2021, we identified our critical accounting polices and estimates related to revenue recognition, allowance for credit losses, income taxes, business combinations, including purchased intangible assets, and software development costs. There have been no significant changes to these critical accounting policies during the nine months ended September 30, 2022.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk relates primarily to the potential change in the Secured Overnight Financing Rate ("SOFR"), which replaced the British Bankers Association London Interbank Offered Rate ("LIBOR") as the new banchmark interest rate for our credit facililties. We had $142.0 million of outstanding borrowings under our credit facilities with Regions Bank at September 30, 2022. The term loan facility and revolving credit facility bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted SOFR rate for the relevant interest period, subject to a floor of 0.50%, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month SOFR rate, subject to the aforementioned floor, plus one percent per annum, or (3) a combination of (1) and (2). Accordingly, we are exposed to fluctuations in interest rates on borrowings under the credit facilities. A one hundred basis point change in interest rate on our borrowings outstanding as of September 30, 2022 would result in a change in interest expense of approximately $1.4 million annually.
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
There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Consistent with the guidance issued by the Securities and Exchange Commission that an assessment of internal control over financial reporting of a recently acquired business may be omitted from management's evaluation, management has excluded HRG, which was acquired March 1, 2022, from its assessment. The assets of HRG excluded from our assessment represented approximately 11% of the Company's total assets as of September 30, 2022 and approximately 1% of the Company's consolidated revenues for the nine months ended September 30, 2022.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Equity Securities

The following table provides information about our repurchases of common stock during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
Beginning of Period				$25,562,194
July 1, 2022 - July 31, 2022	—	$—	—	25,562,194
August 1, 2022 - August 31, 2022	66,297	30.95	66,297	23,510,576
September 1, 2022 - September 30, 2022	67,223	28.99	67,223	$21,561,995
Total	133,520	$29.96	133,520
(1) Shares purchased during the three months ended September 30, 2022 pursuant to our previously announced stock repurchase program.
(2) On September 4, 2020, our Board of Directors approved a stock repurchase program under which we were authorized to repurchase up to $30.0 million of our common stock through September 3, 2022. On July 27, 2022, the Board of Directors extended the expiration date of the stock repurchase program to September 4, 2024. Any future stock repurchase transactions may be made through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

2.1	First Amendment to Stock Purchase Agreement, dated June 28, 2022, by and among Computer Programs and Systems, Inc., Healthcare Resource Group, Inc., the Sellers named therein, and the Securityholder Representative

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3.1 to CPSI’s Current Report on Form 8-K dated October 26, 2022 and incorporated herein by reference)

10.1
Employment Agreement, dated July 1, 2022, by and between the Company and Christopher L. Fowler (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated July 7, 2022 and incorporated herein by reference)

10.2
Restricted Stock Award Agreement, dated July 1, 2022, by and between the Company and Christopher L. Fowler (filed as Exhibit 10.2 to CPSI’s Current Report on Form 8-K dated July 7, 2022 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statement of Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

COMPUTER PROGRAMS AND SYSTEMS, INC.

11/7/2022	By:	/s/ Christopher L. Fowler
Christopher L. Fowler
President and Chief Executive Officer

11/7/2022	By:	/s/ Matt J. Chambless
Matt J. Chambless
Chief Financial Officer