Form 10-K
period 2022-12-31
COMPUTER PROGRAMS & SYSTEMS INC
filed 2023-03-16
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control of financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statement of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatement that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant at June 30, 2022 was $458,075,176.
As of March 9, 2023, the registrant had outstanding 14,530,201 shares of its common stock.
DOCUMENTS INCORPORATED BY REFERENCE IN THIS FORM 10-K:
Portions of the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this report to the extent described herein.

PART IV
15	Exhibits and Financial Statement Schedules	101
16	Form 10-K Summary	101
SIGNATURES		101
*Portions of the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this report to the extent described herein.

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
Risks Related to Our Industry
•a public health crisis, such as the ongoing COVID-19 pandemic, and related economic disruption;
•saturation of our target market and hospital consolidations;
•unfavorable economic or market conditions that may cause a decline in spending for information technology and services;
•significant legislative and regulatory uncertainty in the healthcare industry;
•exposure to liability for failure to comply with regulatory requirements;
Risks Related to Our Business
•transition to a subscription-based recurring revenue model and modernization of our technology;
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
•potential litigation against us and investigations;
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
•exposure to market risk related to interest rate changes; and
•potential material adverse effects due to macroeconomic conditions.
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

Overview
CPSI is a leading provider of healthcare solutions and services for community hospitals, their clinics and other healthcare systems. Founded in 1979, CPSI is the parent of six companies – Evident, LLC ("Evident"), American HealthTech, Inc. ("AHT"), TruBridge, LLC ("TruBridge"), iNetXperts, Corp. d/b/a Get Real Health, TruCode LLC ("TruCode"), and Healthcare Resource Group, Inc. ("HRG"). Our combined companies are focused on helping improve the health of the communities we serve, connecting communities for a better patient care experience, and improving the financial operations of our customers. Evident provides comprehensive acute care electronic healthcare record ("EHR") solutions for community hospitals and their affiliated clinics. AHT is one of the nation’s largest providers of post-acute care EHR solutions and services for post-acute care facilities. TruBridge focuses on providing business, consulting and managed information technology (" IT") services, along with its complete revenue cycle management ("RCM") solution, for all care settings. Get Real Health focuses on solutions aimed at improving patient engagement for individuals and healthcare providers. TruCode provides medical coding software that enables complete and accurate code assignment for proper reimbursement. HRG provides specialized RCM solutions for facilities of all sizes.
Commencing with the fourth quarter of 2022, the Company operates its business in three operating segments, which are also our reportable segments: RCM, EHR, and Patient Engagement. The individual companies align with the reporting segments and contribute towards the combined focus of improving the health of the communities we serve as follows:
•The RCM reporting segment includes TruBridge, HRG, and TruCode, and focuses on providing business management, consulting, and managed IT services along with its complete RCM solution for all care settings, regardless of their primary healthcare information solutions provider.
•The EHR segment includes Evident and AHT, and provides comprehensive acute and post-acute care EHR solutions and related services for community hospitals, their physician clinics, and skilled nursing and assisted living facilities.
•The Patient Engagement segment offers comprehensive patient engagement and empowerment technology solutions through Get Real Health to improve patient outcomes and engagement strategies with care providers.
Our companies currently support community hospitals and other healthcare systems with a geographically diverse patient mix within the domestic community healthcare market. Our target market for our RCM, EHR, and Patient Engagement solutions includes community hospitals with fewer than 400 acute care beds, and their clinics, as well as independent or small to medium sized chains of skilled nursing facilities. Approximately 98% of our acute care hospital EHR customer base is comprised of hospitals with fewer than 100 beds. The target market for our post-acute care solutions consists of approximately 15,500 skilled nursing facilities that are either independently owned or part of a larger management group with multiple facilities. During 2022, we generated revenues of $326.6 million from the sale of our products and services.
See Note 18 to the consolidated financial statements included herein for additional information on our three reportable segments.
Industry Dynamics
The healthcare industry is the largest industry in the United States economy, comprising approximately 18.3% of the U.S. gross domestic product in 2021 according to the Centers for Medicare and Medicaid Services ("CMS"). CMS estimates that national health spending is projected to grow at an average annual rate of 5.1% through 2030 and will reach $6.8 trillion in 2030.
Hospital expenditures grew by 4.4% to approximately $1.3 trillion in 2021, slower than the 6.2% growth rate in 2020. According to the American Hospital Association’s AHA Hospital Statistics, 2021 Edition, there are approximately 4,700 community hospitals in the United States that are in our target market of hospitals with fewer than 400 beds, with approximately 2,900 of those having fewer than 100 acute care beds. In addition, there is a market of small specialty hospitals that focus on discrete medical areas such as surgery, rehabilitation and long-term acute care.
The healthcare industry is constantly challenged by changing economic dynamics, increased regulation and pressure to improve the quality of care. More recently, hospitals and health systems have continued to navigate financial and operational pressures that were exacerbated by the COVID-19 pandemic, including the high costs associated with preparing for a surge of COVID-19 patients and resource-intensive treatment, added expense due to supply chain and labor market disruptions, and loss of revenue due to lower patient volumes for nonemergent care. These factors create an environment of escalating costs of care which, because of their heavy reliance on Medicare and Medicaid programs, our hospital clients have limited ability to recover through reimbursement changes. However, we believe healthcare providers can successfully address these issues with the help of our advanced medical information systems, including our RCM solutions and our suite of complementary services. Specific examples of the challenges and opportunities facing healthcare providers include the following:
Changing Economic Dynamics
The healthcare industry is heavily influenced by legislative and regulatory initiatives of the federal and state governments. These initiatives have a particularly significant impact on our customer base, as community hospitals generate a significant portion of their revenues from beneficiaries of the Medicare and Medicaid programs. Consequently, even small changes in federal and state programs have a disproportionate effect on community hospitals as compared to larger facilities where greater portions of their revenues are generated from beneficiaries of private insurance programs.
Medicare and Medicaid funding and reimbursements fluctuate annually and, with projected growth in healthcare costs, will continue to be scrutinized as the federal and state governments attempt to control the costs and growth of the program. As the federal government seeks to further limit deficit spending in the future due to fiscal restraints, it will likely continue to place constraints on healthcare spending programs such as Medicare and Medicaid matching grants, which will place further cost pressures on hospitals and other healthcare providers. Further reductions in reimbursements from these programs could lead to hospitals postponing expenditures on information technology and may motivate hospitals to revisit long-held cost structures, which could positively impact demand for RCM and other services.
While legislative and regulatory initiatives are placing significant pressure on the related reimbursements, community hospitals are also faced with likely increased demand for Medicare and Medicaid services. The challenges posed by this dual-threat are complicated by the shift away from volume-based reimbursement towards value-based reimbursement, linking reimbursement to quality measurements and outcomes. The increasing prevalence of high deductible health plans and value-based reimbursement models is transforming domestic healthcare delivery into a more patient-centric experience. This transformation brings about new and increased data needs, resulting in additional regulatory demands for data that patients find useful in decision-making. These new regulatory demands increase regulatory risks and compliance burdens for CPSI and our clients, but also pose opportunities for CPSI to provide additional value-added products and services to our target market.
To compete in the continually changing healthcare environment, providers are increasingly using technology in order to help maximize the efficiency of their business practices, to assist in enhancing patient care, and to maintain the privacy and security of patient information. Healthcare providers are placing increased demands on their information systems to accomplish these tasks. We believe that information systems must facilitate management of patient information across administrative, financial and clinical tasks and must also effectively interface with a variety of payor organizations within the increasingly complex reimbursement environment.
The American Recovery and Reinvestment Act of 2009
In 2009, the U.S. federal government enacted the American Recovery and Reinvestment Act (the "ARRA"), which included the Health Information Technology for Economic and Clinical Health Act ("HITECH"). HITECH authorized the EHR incentive program, which provided significant incentive funding to physicians and hospitals that have adopted and are appropriately using technology such as our EHR solutions. The end result of the ARRA has been to accelerate the adoption of EHR technology nationwide, significantly increasing industry-wide penetration rates and our penetration rates within our existing customer base for our current menu of applications. As a result, the revenue opportunities for new customer additions have greatly diminished, as have our opportunities for add-on sales to existing customers.
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
COVID-19 Pandemic
Following heroic efforts by healthcare providers on the frontlines and advances in technology and science bringing vaccines to market in an unprecedented timeframe, the healthcare industry continues to deal with the lingering effects of the COVID-19 pandemic, including financial disruptions and critical labor shortages. Looking beyond 2022, we believe there will be continued pressure on hospital staffing, creating greater demand for automation and machine learning to allow staff to focus on patient care. Payors are experiencing staffing issues, similar to hospitals, which is causing delays in authorizations, denials and extended processing times for appeals. As a result of these issues and pressures, we expect ongoing and continued growth in demand for our RCM and related services.
The pandemic has also heightened patient interest and demand for digital engagement. While purchasing demand for digital patient engagement solutions in the United States has not yet fully materialized, we believe healthcare leaders will embrace the digital acceleration, identifying new channels to connect with patients and strengthen the patient experience over the next few years. Our digital front door technology helps create efficiencies and patient engagement that lead to greater patient connections and improved care. We also expect to see continued health care policy legislation focused on patients, like pricing transparency and the No Surprises Act, which is intended to address unexpected gaps in insurance coverage that result in "surprise medical bills" when patients unknowingly obtain medical services (such as emergency services) from out-of-network providers.
Strategy
Our primary objectives are to increase the market share of our RCM solutions and services, maintain a strong retention rate within our EHR client base while pursuing competitive and vulnerable EHR replacement opportunities, and further establish our position as a leading provider of patient engagement solutions. These objectives are all in support of our corporate strategy, centered around the following components:
Core Growth
Our core growth initiatives include cross-selling RCM solutions and services into our existing sizeable EHR client base and expanding our RCM market share with sales to new community hospitals and larger health systems.
Over the course of our more than 40-year history, we have developed a significant customer base of community hospitals and skilled nursing facilities. This customer base is our most valuable asset, providing not only the critical mass necessary to scale our development, client support and service resources to meet the evolving needs of our customers, but also serving as fertile ground for our cross-selling efforts for additional value-added solutions and services. Chief among our cross-sell opportunities is RCM, where we utilize our industry-leading RCM services and solutions to improve the financial health of our EHR clients by improving cash flow metrics in the face of the myriad cost and reimbursement challenges facing healthcare organizations. Our operational expertise and technology tools provide proven results in improving claim acceptance rates, accelerating payments from third party payors, and increasing private pay collections.
Margin Optimization
These efforts support the core growth efforts as we routinely seek, find and execute on initiatives that modernize our business, increasing our efficiency and resulting in cost savings that allow us to reinvest in additional growth opportunities.
Chief among our margin optimization initiatives are parallel workstreams dedicated to (1) standardizing and streamlining existing workflows by leveraging automation to improve both the accuracy and efficiency of our services, and (2) systematically leveraging offshore resources to mitigate the high costs and disruption risks associated with single-source talent markets. Talent availability has proven to be a significant challenge for our mostly-domestic customer base, and our nationwide reach does little to mitigate this nationwide dilemma. With talent scarcity a real risk and prospects for growth that require significant scale, the successful execution of our growth prospects requires both broadening our talent pool beyond the domestic market and ensuring talent resources are put to their highest and best use.

Digital Innovation
In addition to our core growth and margin optimization initiatives is a focus on identifying new innovation and larger adjacency opportunities, driven by demand for patient engagement, industry insights, reporting and analytics technology.
As today's patients and providers have a more collaborative approach to healthcare, our patient engagement offerings provide a secure ecosystem that supports home care, clinicians, and the patients they serve by providing tools and analytics to provide a complete view of patients' health and improve health outcomes. In addition to supporting improved care, our patient engagement platform provides financial benefits to providers and hospital systems through increased revenue opportunities and digital transformation of workflows to fill staffing gaps. This platform gives healthcare providers the insights and tools they need to provide efficient, cost-effective care as they collaborate with today's growing population of engaged patients.
Underpinning each of the three components to our strategy is a capital allocation strategy designed to afford the flexibility necessary to be adaptive and opportunistic with future investment decisions. Such flexibility is necessary if we are to continue to bring timely products and services to a rapidly changing healthcare landscape. We serve the needs of multiple stakeholder groups as customers benefit from the related products and services, our employees benefit from expanded opportunities for development, and our stockholders benefit from the increasing diversity in revenue sources.
Our Products and Services
RCM
We offer RCM services through TruBridge, our wholly-owned subsidiary, which can be grouped into the following categories:
•Revenue Cycle Management Products. Our RCM solutions empower providers and caregivers in hospitals, healthcare systems and skilled nursing organizations to accelerate their revenue cycle through a suite of comprehensive, web-based solutions designed to improve financial operations and staff productivity and increase reimbursement. Our RCM products include the following offerings:
◦Patient Liability Estimates. Improve patient satisfaction, maximize point-of-service collections, and equip staff with the ability to provide transparent pricing with the Patient Liability Estimate module.
◦Eligibility Verification. Reduce claim denials and carrier rejections by performing on-demand eligibility look-ups, assuring the care provided is covered.
◦Claim Scrubbing and Submission. A powerful claim management solution for submitting, validating, and processing a healthcare facility’s claims with ease and with a high quality of edits.
◦Remittance Management. Remittance advice can be effortlessly gathered and managed with the Electronic Remittance Advice Retrieval and Remittance Management modules, simplifying workflow and involvement.
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

•Consulting and Business Management Services. Our consulting and business management services are designed to help healthcare organizations by assessing their needs, setting goals, and creating an action plan to achieve those goals, and, if needed, implementing the action plan. Many of our professional consultants have decades of experience and all are skilled in adopting new technologies, redesigning processes, educating staff, and providing interim or on-going management services. Our consulting and business management services include the following service offerings: Consulting, Business Intelligence, Staffing, and Administrative.
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
•Encoder Solutions. TruCode by TruBridge develops, sells and supports encoder technology for the hospital, consulting and payer markets. TruCode is known for its knowledge-based coding methodology, which presents coding guidance and references at the point of coding, helping to improve coding accuracy and productivity.
EHR
Acute Care Software Systems
Through our wholly-owned subsidiary, Evident, we offer healthcare IT solutions designed to cater to the specific needs of community hospital organizations under the software solution platforms Thrive and Centriq.
Thrive
Within Thrive, we offer a full array of software applications using one fully integrated system designed to streamline the flow of information to the primary functional areas of community hospitals. We intend to continue to enhance our existing software applications and develop new applications as required by evolving industry standards and the changing needs of our clients. Pursuant to our client support agreements, we provide our clients with software enhancements and upgrades periodically on a when-and-if-available basis. See "Acute Care Support and Maintenance Services." These enhancements enable each client, regardless of its original installation date, to have the benefit of our most advanced products available. Our software applications within Thrive:
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
Centriq
The Centriq platform was designed to be an intuitive user interface that is easy for clinicians to use and attractive to both patients and clinicians. Additionally, as a web-based platform, users are able to connect to the system from any device that is connected to the internet. Ease of use combined with Centriq’s ability to centralize data from various care areas provide the end user with a powerful tool to view past and present patient information with ease. Each system or application offers a broad set of features and functionalities that can help clinics reduce costs, increase revenue, and improve administrative and clinical staff efficiency, all while enhancing patient care and safety. Key Centriq capabilities include:
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
Post-acute Care Software Systems
CPSI entered into the post-acute care market with the acquisition of AHT in January 2016. Our comprehensive, long-term care management solutions include:
•Care Management. This integrated offering helps manage the delivery of quality care, collects and reports on resident information, and manages compliance risk. Core modules include: Work Center, Clinical, Smart Charting Order Administration (Point of Care), Quality Assurance, Therapy Tracking, Supplies Tracking, and Disease State Management.
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

• National Client Conference. All of our customers have the opportunity to attend our annual National Client Conference. CPSI hosts this conference to provide educational sessions, product demonstrations, and one-on-one time with application experts. The conference also allows important time for networking among customers and CPSI staff across all business platforms. As a result of the COVID-19 pandemic, our National Client Conference was held virtually in 2020 and 2021. In May 2022, the conference returned to an in-person event.

• Continuing Education. Effective learning tools are a key factor in successful EHR adoption and allowing clients to get the most out of a software investment. Therefore, ongoing learning and training is a cornerstone to our “total solution” and a key competitive differentiator. Our ongoing learning and training offerings also address some of the unique needs of community hospitals - limited resources and staff with cross-department responsibilities and budget and time constraints - all of which require a customized approach to learning and training. To meet these needs, Evident offers customers with online content that can be accessed at any time, scheduled online interactive classroom presentations, on-campus training at our facilities, educational sessions during user group conferences, and scheduled regional training sessions.

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

• Cloud Electronic Health Record (Cloud EHR). We offer Cloud EHR services to customers via remote access telecommunications. Cloud EHR is a "Software as a Service" (or "SaaS") configuration and is a monthly subscription to access and use application software maintained by CPSI in a cloud environment. Under this configuration, a customer is able to obtain access to an advanced EHR without a significant initial capital outlay. We store and maintain all Cloud EHR customers’ critical patient and administrative data. These customers access this information remotely through direct telecommunications connections.

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

•Public Cloud Infrastructure – During 2021, we formed a strategic partnership with Microsoft for Azure cloud hosting and infrastructure services, with the end-goal of migrating all existing internal and client data to Azure’s public cloud and utilizing the related infrastructure solutions to enhance both internal and client-facing processes and services. The eventual migration to Azure, which began during 2022, will benefit customers by removing the burden of maintaining their own on-premise infrastructure while the underlying applications will operate with higher availability and stability, reducing unexpected downtime. This modernized infrastructure will open the door to future innovations and data access as well.
Post-acute Care Support and Maintenance Services
Our comprehensive and integrated solution set is backed by ongoing training and support to ensure that clients can maximize their software investment. This is demonstrated by:
•Experienced and Dedicated Support Representatives. Seasoned experts are assigned to each client site who not only understand the challenges in the post-acute care industry, but know how to best address them. This includes proactive education on the key regulatory changes and requirements before they impact business operations.
•Client Portal and Training. Instant, on-line access to the most up-to-date industry information impacting long-term care, plus a vast array of product training opportunities.
•Client Enhancement Council. Access to a community of peers along with a robust set of resources and knowledge to help clients get the most out of their investment.

•Annual Client Symposium. An opportunity for clients to share best practices, gain industry insight on key topics impacting post-acute care providers, network with peers, and learn more about current and future AHT product and service offerings.
Patient Engagement
Get Real Health offers a comprehensive digital front door platform that both improves outcomes and promotes patient engagement through the following tools:
•InstantPHR. Our interactive portal is designed to serve all patient populations and health organizations' needs. Ideal for chronic disease management, maintaining wellness goals, and meeting federal mandates, this solution is flexible enough to grow and change as industry trends dictate. InstantPHR can be integrated into nearly any existing EHR system to improve care and outcomes for individuals and professionals alike.
•CHBase™. This powerful tool funnels data from multiple sources into one platform. Patients have the ability to contribute data from their favorite apps and home health devices and combine it with clinical data from providers. This combined data can then be pulled into patient-oriented health applications or population health management and customer analytics. This process makes data comprehensive and relevant, thus maximizing its value to the entire care circle. Additionally, innovators have the capability to create, develop and connect other systems and applications through the CHBase APIs.
For additional details on our products, service, and support offerings, visit www.trubridge.com (TruBridge), www.evident.com (Evident), www.healthtech.net (AHT), www.getrealhealth.com (Get Real Health), www.trucode.com (TruCode), and www.hrgpros.com (HRG).
For the results of operations by segment, refer to Note 18 of the consolidated financial statements included herein.
Software Development
The healthcare information technology industry is characterized by rapid technological change requiring us to continually make investments to update, enhance and improve our products and services. Software development costs are accounted for in accordance with ASC 350-40, Internal-Use Software. We capitalize incurred labor costs for software development from the time the preliminary project phase is completed until the software is available for general release. Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. We estimate the useful life of our capitalized software and amortize its value on a straight-line basis over that estimated life, which is estimated to be five years. If the actual useful life of the asset is determined to be shorter than our estimated useful life, we will amortize the remaining book value over the remaining useful life, or the asset may be deemed to be impaired and, accordingly, a write-down of the value of the asset may be recorded as a charge to earnings. Amortization begins when the related features are placed in service.
Total product development expenses included in our consolidated results of operations were approximately $30.9 million, $30.4 million and $33.5 million during the years ended December 31, 2022, 2021 and 2020, respectively. We capitalized software development costs of approximately $19.1 million, $9.4 million and $3.3 million during the years ended December 31, 2022, 2021 and 2020, respectively.
See Note 5 to the consolidated financial statements included herein for additional information on software development costs.
Product Management
We utilize an Application Portfolio Management (“APM”) framework to collect product metrics across all products and business units to enhance our product strategy with richer data that highlights opportunities. APM anchors our investments through identification of the most pressing issues, creating alignment within the organization and investing to maximize impact. Supplementing insights derived from APM, we continue to utilize our customer councils (Provider, Nursing, Chief Financial Officer, and Client Advisory) to prioritize and validate our product strategy.

Accessibility, scalability and usability serve as our critical product pillars, with recent investments in modern user experiences and improved workflows having addressed all three. For example:
•Through data normalization efforts and the creation of a unified data model with our CHBase Unify product technology, our ability to develop and deploy solutions on our cloud software platform has accelerated. These foundational instruments have accelerated the pace of innovation, which has also created additional marketplace opportunities for our customers.
•By deploying solutions such as robotic process automation, we continuously strive to optimize user workflows for our clinical and financial solutions, increasing efficiencies and delivering modern user experiences.
•By investing in new patient engagement and communication solutions, we have improved staff, provider and patient interactions and increased patient participation in their healthcare experience.
System Implementation and Training
Conversion Services. When a client purchases or leases one of our systems, we convert their existing data to the new system. Our knowledge of hospital data processing, in conjunction with extensive in-house technical expertise, allows us to accomplish this task in a cost effective manner. When we install a new system, the data conversion has already occurred so that the system is immediately operational. Our goal is for each client to be productive on day one in order to eliminate time and money wasted on the costly and inefficient task of maintaining the same data on parallel systems. Our services also relieve the hospital staff of the time-consuming burden of data conversion. The conversion process is the initial phase of our long-term partnership and overall client experience.
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
Clients, Sales and Marketing
Target Markets
The target market for our RCM product and services extends beyond hospitals of less than 100 beds, where we have historically focused our EHR efforts. We are acutely focused on our vision of selling our RCM solution to both our existing customer base, as well as to hospitals of 400 beds or under in the United States. There are approximately 4,700 of these hospitals with fewer than 400 beds. In addition, we market our RCM services to post-acute care facilities, of which there are approximately 15,500 in the United States.
Our strategy to grow our RCM business is centered around leveraging our established sales relationships within our substantial acute and post-acute EHR customer base in order to cross sell RCM services. In addition, we target hospitals that use competitor EHRs and upmarket larger hospitals and health systems that manage their RCM operations in-house. The hospitals are under increasing financial pressure caused by fluctuating patient volumes, increasing self-pay accounts, and the lingering impact of the COVID-19 pandemic.
A core initiative to our growth plan is to maintain a strong retention rate across our EHR base and pursue conservative growth of new EHR clients, as they are critical to driving cross-sales of our RCM solutions. We target hospitals under 100 beds in the United States that we believe are currently using a vendor that we have determined is vulnerable based on a variety of factors. Our goal in the ambulatory market is to aggressively target physician practices in those communities where the local hospital is a current CPSI client.
The target market for our acute care EHR systems consists of community hospitals with fewer than 200 acute care beds, with a primary focus on hospitals with fewer than 100 acute care beds. In the United States, there are approximately 3,800 community hospitals with fewer than 200 acute care beds, with approximately 2,900 having fewer than 100 acute care beds. In addition, we market our products to small specialty hospitals in the United States that focus on discrete medical areas such as behavioral health, surgery, rehabilitation and long-term acute care. Approximately 98% of our existing acute care clients are hospitals with fewer than 100 acute care beds.
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
Our patient engagement efforts continue to focus on the international market through our substantial international partner ecosystem while also initiating penetration of the domestic market. We target hospitals that use competitor EHRs, including upmarket larger hospitals and health systems that support multiple EHRs and data sources around affiliated providers and practices. The target market for our domestic launch is acute care EHR systems of community hospitals that are part of a hospital system. In the United States, there are approximately 3,400 community hospitals that fall into this category. Target markets internationally and domestically also include government healthcare and health information exchanges focused on leveraging technology to drive efficient care delivery in addition to citizen portal initiatives.
The following table presents our revenues generated from clients located within the U.S. ("Domestic") and all foreign countries, in total ("International").

	Year ended December 31,
(In thousands)	2022	2021	2020
Sales revenues:
Domestic	$320,443	$274,521	$257,883
International(1)	6,205	6,108	6,605
	$326,648	$280,629	$264,488

(1) International sales revenues are related to the Caribbean nation of St. Maarten, the islands of Turks and Caicos, Canada, England, Australia, the United Arab Emirates and the Netherlands.
Sales Staff
We have dedicated sales organizations in all three business units: RCM, EHR, and patient engagement. Many of our sales personnel are hired from within the Company and have previous experience in client support roles. We believe this experience positions them to more effectively sell our products and services within our target markets. We have also added some talent from outside the Company, creating a depth of experience we believe will enhance the effectiveness of the teams. Our sales organizations are generally divided into four areas: sales management, new client sales, existing client sales and sales support staff. New client sales staff are typically organized based on geographic territories, though we also have sales personnel that focus on national accounts in our post-acute care EHR business due to the number of national chain operators in that market. Our sales representatives who sell to existing clients have assigned clients within their territory, which is also geographically based. Some sales representatives in our services areas are assigned specifically to cross-sell services into our acute care EHR and post-acute care EHR client bases. A significant portion of the compensation for all sales personnel is commission based except for administrative support staff.
Marketing Strategy
Our corporate marketing strategy positions CPSI as a healthcare solutions company serving community healthcare organizations through our family of healthcare information technology companies.
With regard to our RCM solutions, we will continue to leverage our proven track record of success in accounts receivable management and private pay collections for community healthcare providers. With the increasing complexity of reimbursement requirements and a global shift in healthcare towards an increase in patient financial responsibility, the ability of our services business to bring expertise and best practice operational efficiencies to bear is a significant competitive advantage. In consulting services, the added complexity brought about by the transition to the ICD-10 code set, a standard transaction code set for diagnostic purposes under HIPAA, has created a significant demand for our coding services. Our strategy is to cross sell our RCM solutions into our loyal EHR customer base as we prioritize strengthening our client relationships. At the same time, we target the 400 bed and less hospital market outside of our EHR client network, which hospitals have a need to improve revenue cycles and address staffing issues.
Our EHR software and services address providers across the care continuum, with a primary focus on the community healthcare market. We believe our ability to serve ambulatory, acute and post-acute care settings with our products is another strategic advantage as new reimbursement models force the coordination of care by healthcare providers. Our ability to connect patients to care providers within their community and across communities through our own products and interoperability development, including our membership in the CommonWell Health Alliance, sets us apart from other competitors in our market. Our goal is to position ourselves as partners to community healthcare providers as they move to a more proactive care model based on the use of data analytics and patient engagement tools.
Our strategy to grow our patient engagement business is centered around leveraging our established customer relationships within our substantial partner ecosystem for continued sales around licensing and professional services. In addition, we target hospitals that use competitor EHRs, including upmarket larger hospitals and health systems that support multiple EHRs and data sources around affiliated providers and practices. A core initiative to our growth plan is to maintain a strong retention rate of this client base and pursue rapid growth of new clients domestically.
Backlog
Backlog consists of revenues we reasonably expect to recognize over the next twelve months under existing contracts. The revenues to be recognized may relate to a combination of one-time fees for system sales and recurring fees for support and maintenance and RCM services. As of December 31, 2022, we had a twelve-month backlog of approximately $6 million in connection with non-recurring system purchases and approximately $322 million in connection with recurring payments under support and maintenance and RCM services. As of December 31, 2021, we had a twelve-month backlog of approximately $5 million in connection with non-recurring system purchases and approximately $281 million in connection with recurring payments under support and maintenance and RCM services.
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
•perceived level of product and system security;
•product features, functionality and performance;
•range of services offered;
•level of client service and satisfaction;
•ease of integration and speed of implementation;
•product price;
•cost of services offered;
•results of services engagements;
•knowledge of the healthcare industry;
•training provided;
•sales and marketing efforts; and
•company reputation.
We believe that we compete favorably with our competitors on these factors. Our principal competitors for RCM solutions include RelayHealth Corp, SSI Group, LLC, Quadax Inc., Change Healthcare Holdings, Inc., Availity, LLC, and Navicure, Inc. Our principal competitors in the business management, consulting and managed IT services market are Resolution Health, Inc., The Outsource Group Inc., Patient Focus, Inc., Xtend Healthcare Inc., Ensemble Health Partners, and nThrive, Inc. These companies all focus on providing services to the healthcare market, and the services they offer are comparable in socpe to the competing services we offer. Secondary competitors in the RCM space include ARx LLC, Citadel Outsource Group LLC, Patient Matters, LLC, KIWI-TEK, LLC, and Aviacode Inc. TruCode's primary competitors include 3M, Nuance and Optum.
Our principal competitors in the acute care EHR market are Cerner Corporation, Medical Information Technology, Inc. ("Meditech"), and MEDHOST, Inc. These companies compete with us directly in our target market of small and midsize hospitals. They offer comparable products and systems that address the needs of hospitals in the markets we serve. Our secondary competitors in the acute care EHR market include N. Harris Computer Corporation and Epic Systems Corporation. These companies are significantly larger than we are, and they typically sell their products and services to larger hospitals outside of our target market. However, they will sometimes compete with us directly or, more commonly, when a larger health system who uses a system from one of these companies will offer it to a smaller hospital as part of a merger or alliance.
We also face competition from providers of practice management systems, general decision support and database systems and other segment-specific applications. Any of these companies as well as other technology or healthcare companies could decide at any time to specifically target hospitals within our target market.
Our principal competitors in the post-acute care EHR market are PointClickCare Corporation and MatrixCare, Inc. These companies compete with us directly in our target market of long-term post-acute care facilities. They offer comparable products and systems that address the needs of long-term care providers.
Our principal competitors in the patient engagement market include Relay Health, Get Well Network/Healthloop, Apollo Care Connect, Bridge Patient Portal, eClinicalWorks Patient Portal, Influence Health, and InteliChart.
Health Information Security and Privacy Practices
HIPAA is a federal law governing the use, disclosure, transmission and storage of certain individually identifiable health information, referred to as "protected health information," and that was enacted for the purpose of, among other things, protecting the privacy and security of protected health information. As directed by HIPAA, the Department of Health and Human Services (the "DHHS") has promulgated standards and rules for certain electronic health transactions, code sets, data security, unique identification numbers and privacy of protected health information. HIPAA and the standards promulgated by DHHS apply to certain health plans, healthcare clearinghouses and healthcare providers (referred to as "covered entities"), which includes our hospital and post-acute care clients. The Health Information Technology for Economic and Clinical Health Act (the "HITECH Act") and its implementing regulations published in January 2013 significantly expand HIPAA by extending privacy and security standards to "business associates" of healthcare providers that are covered entities. Under the HITECH Act, business associates are required to establish administrative, physical and technical safeguards and are subject to direct penalties for violations. Certain of our services frequently require us to act as a healthcare clearinghouse and/or a business associate to the hospitals and post-acute care clients that we serve. As a result, we are covered by the patient privacy and security standards of HIPAA and subject to oversight by DHHS. We believe that we have taken all necessary steps to comply with HIPAA, as it applies to us as a business associate, but it is important to note that DHHS could, at any time in the future, adopt new rules or modify existing rules in a manner that could require us to change our systems or operations.
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
The Board of Directors is responsible for exercising oversight of management’s identification of, and planning for, the material risks facing the Company, and we believe our policies and procedures are adequate to ensure that relevant information about cybersecurity risks and incidents is appropriately reported and disclosed. In October 2017, the Board authorized the formation of a Cybersecurity Committee, which is now known as the Governance, Risk & Compliance (“GRC”) Committee. The GRC Committee is currently comprised of the Chief Technology and Innovation Officer, Chief Financial Officer, Chief Transformation Officer, General Manager of TruBridge, Corporate Security Officer, and General Counsel and Corporate Compliance Officer. The GRC Committee generally meets weekly, and has a formal meeting quarterly, to discuss the primary security and compliance-related risks currently facing the Company, including cybersecurity risks. The General Counsel and Corporate Compliance Officer then provides updates to the Board at each regular quarterly meeting. In October 2020, the Board created the Innovation and Technology Committee to aid the Board in its duties to assess and oversee the management of risks in the areas of information technology, information and data security, cybersecurity, disaster recovery, data privacy and business continuity. This committee oversees the GRC Committee’s activities relating to information technology and cybersecurity matters, and seeks to enhance communication and coordination of efforts between the Board and management in these areas.
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

•The United States Food and Drug Administration (the “FDA”) has determined that certain of our solutions, such as our ImageLink® and Blood Administration ® products, are medical devices that are actively regulated under the Federal Food, Drug and Cosmetic Act, as amended.

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
Human Capital
As of December 31, 2022, we had approximately 2,500 employees, the majority of which are remote, with the remaining employees located at our offices in Alabama, Mississippi, Pennsylvania, Washington, and Minnesota. None of our employees are covered by a collective bargaining agreement or are represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages and we consider our relations with our employees to be good.
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
As part of our commitment the Company launched our Inclusion, Diversity, Equity Alliance ("Team IDEA") in 2020, an employee-led council with executive sponsorship that is focused on strengthening company-wide engagement on diversity, equity and inclusion, providing learning opportunities for our employees, and helping to identify areas for improvement and monitor progress against these initiatives. In 2022, Team IDEA conducted over 20 employee engagement events and deployed several Company policy updates that extend greater benefit with inclusiveness, care, and compassion at the forefront.

Now, more than ever, we are committed to listening with open hearts and leading with empathy — toward each other, toward our customers and toward our healthcare communities. We continue to invite our leaders, board, clients, and community leaders, along with our chief people officer, to advise us along this journey. In 2022, we launched an employee volunteer program that constructs a direct bridge between employees and the community and encourages employees to put their interests, skill sets, and time to use in solving community challenges.
Compensation and Benefits
We compensate employees with competitive wages and benefit programs designed to meet employee needs. Our compensation program is designed to recognize our employees' contributions to service excellence and business results. We use a combination of fixed and variable pay including base salary, bonus, commissions and merit increases which vary across the Company. In addition, as part of our incentive plan for executives and certain employees, we provide stock-based compensation to attract, retain and motivate our key leaders. For further information concerning our equity incentive plans, see Note 9, Stock-based Compensation and Equity.

As the success of our employees is fundamentally connected to the well being of our people, our healthcare and benefit programs focus on four key pillars: physical, emotional, financial, and social well-being. We offer a wide array of benefits including comprehensive health and welfare insurances, a 401(K) plan with employer-match, generous time-off, paid parental leave, identity theft insurance, and financial support. We provide emotional well-being services through our medical carrier, Neuro580, and associated Employee Assistance Program. In addition, our financial education tools offer employees resources to reach their personal financial goals.
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
We also believe that ongoing performance feedback encourages greater engagement in our business and improved individual performance. Each year, our employees participate in our Performance Development Program that summarizes key accomplishments for the preceding year, establishes new goals, and identifies critical capabilities for development. We encourage managers to solicit and share supportive 360-degree feedback, align talent with enterprise opportunities, and infuse a mindset of continuous learning and deliberate practices needed to drive global success.
Employee Recruitment
Our key talent philosophy is to develop talent from within and supplement with external hires. This approach has yielded a deep understanding of our business, vision, products, services and clients among our employee base, while adding new employees and ideas in support of our continuous improvement mindset. As a direct result of the operational COVID-19 pandemic adjustments made to the organization during 2020, the opportunity became available to offer more remote positions, whereas before, they would have been conducted from within an office space. Leveraging work collaboration tools and other technologies, the ability to hire remote employees has supported our efforts to expand our internal talent and welcome employees from diverse backgrounds and geographies, creating deeper team collaboration and a more engaging client experience. Our recruitment team uses internal and external resources to recruit diverse, highly skilled and talented workers, and we encourage employee referrals for open positions.
Communication and Engagement
Given the geographic diversity of our workforce, we use multiple modalities in our communication efforts. Our email and the employee hotline have been bolstered by weekly all-employee communications. Additionally, leaders participate in monthly business updates that facilitate awareness of current business initiatives, progress and results. These meetings encourage cross-functional collaboration and help ensure that our teams are not working in silos. These efforts have supported our ability to deliver a more consistent message across all our constituencies and thereby improve employee engagement.
Executive Officers
The executive officers of CPSI serve at the pleasure of the Board of Directors. Set forth below is a list of the current executive officers of CPSI and a brief explanation of each individual’s principal employment during the last five years.
Christopher L. Fowler – President and Chief Executive Officer. Christopher L. Fowler, age 47, was appointed as our President and Chief Executive Officer, and a member of the Board of Directors on July 1, 2022. Mr. Fowler began his career with CPSI in May 2000 as a Software Support Representative and later as a manager of Financial Software Services. From August 2004 until March 2008, Mr. Fowler served as Assistant Director and Director of Business Management Services. Mr. Fowler served as CPSI’s Vice President – Business Management Services from March 2008 until the formation of TruBridge in January 2018, after which time he served as its President. He then served as Chief Operating Officer of the Company from November 2015 through June 2022.
David A. Dye – Chief Operating Officer. David A. Dye, age 53, was appointed as our Chief Operating Officer on October 10, 2022. Mr. Dye previously served as our Chief Growth Officer since November 2015 and Chief Financial Officer, Secretary and Treasurer from June 2010 until November 2015. Mr. Dye served as our President and Chief Executive Officer from July 1999 to May 2006. He was first elected as a director in March 2002 and served as our Chairman of the Board from May 2006 until April 2019. Mr. Dye began his career with CPSI in May 1990 as a Financial Software Support Representative and served in various capacities until July 1999. Mr. Dye served as a director of Bulow Biotech Prosthetics, LLC, a company headquartered in Nashville, Tennessee that operates prosthetic clinics in the Southeastern United States, from July 2006 until October 2018.
Matt J. Chambless – Chief Financial Officer, Secretary and Treasurer. Matt J. Chambless, age 42, was appointed as our Chief Financial Officer, Secretary and Treasurer in November 2015, having previously served as our Director of Financial Reporting from March 2012 until November 2015. Prior to joining CPSI, Mr. Chambless served as the Accounting Manager for Northside Hospital System from May 2011 until March 2012 and as an audit professional, including an Audit Manager, for Grant Thornton, LLP from August 2004 to May 2011.
Dawn M. Severance - Chief Sales Officer. Dawn M. Severance, age 53, was appointed as our Chief Sales Officer in November 2022 after serving as Senior Vice President of Sales for TruBridge since January 2021. Ms. Severance joined CPSI as part of the Healthland acquisition in 2016 where she served as Vice President of Sales. Ms. Severance served as Regional Vice President of Sales for CPSI from 2016 to May 2019 and as Vice President of Sales for TruBridge from May 2019 to January 2021.
Kevin Plessner - General Counsel. Kevin Plessner, age 40, was appointed as our General Counsel in January 2022. Mr. Plessner joined CPSI as part of the Get Real Health acquisition in 2019. He served as General Counsel at Get Real Health from 2013 until the 2019 acquisition, at which point he became Corporate Counsel at CPSI.
Wes D. Cronkite - Chief Technology and Innovation Officer. Wes D. Cronkite, age 40, was appointed as our Chief Innovation Officer in May 2021 and then was appointed Chief Technology and Innovation Officer in November 2022. Prior to joining CPSI, Mr. Cronkite served as Senior Vice President of Innovation at BrightSpring Health from August 2018 until April 2021. He also held various healthcare technology leadership roles at nThrive (formerly MedAssets) from March 2010 through August 2019, including Senior Vice President of Internal Analytics, Vice President of Strategic Initiatives, and Vice President of System Strategy and Operations.
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
RISKS RELATED TO OUR INDUSTRY
The widespread outbreak of an illness or any other communicable disease, or any other public health crisis, such as the COVID-19 pandemic, and the governmental and societal responses thereto, could adversely affect our business, results of operations, and financial position.
Widespread outbreaks of disease or other public health crises, such as the COVID-19 pandemic, and responses thereto have in the past and may in the future cause harm to us, our employees, customers, vendors, and financial institutions, which could have a material adverse effect on our results of operations, financial condition, and cash flows. The impacts may include, but would not be limited to:
•Disruption to operations due to the unavailability of employees due to illness, quarantines, risk of illness, travel restrictions, vaccination mandates, or other factors that limit the availability of our existing or potential workforce;
•Limitations to the availability of our key personnel due to travel restrictions and access restrictions to our customers' facilities;
• Elevated employee turnover which may impact our performance and /or increase payroll expense and recruiting-related expenses;
•New or additional measures required by national, state, or local governments to combat COVID-19, such as a COVID-19 vaccine mandate, may impact the availability of our employees and/or increase operating costs;
•Decreased patient volumes which could impact the financial health of our customers and thereby increase our associated credit risk with customers and increase pressure to modify our contractual terms; and
•Significant disruption of global financial markets, which could negatively impact our or our customers' ability to access capital in the future.
The further spread of COVID-19, and the requirements to take action to help limit the spread of the virus, could impact the resources required to carry out our business as usual and may have a material adverse effect on our results of operations, financial condition, and cash flows. The extent to which COVID-19 will impact our business and our financial results will depend on future developments, which are highly uncertain and cannot be predicted. Such developments may include the ongoing geographic spread of the virus, the severity of the disease, the duration of the outbreak and the type and duration of actions that may be taken by various government authorities in response to the outbreak and the impact on the United States and the global economy. Any of these developments, individually or in aggregate, could materially impact our business and our financial results and conditions.
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

Our primary objectives are to increase the market share of our RCM services, aggressively pursue competitive and vulnerable EHR replacement opportunities, and differentiate our products and services on a client experience basis that enables us to sell a broader set of services into a loyal base of clients that are our advocates. Although we have formulated strategic responses for capitalizing on each of the identified opportunities, there is no guarantee that such responses will ultimately prove successful. Additionally, to the extent that these opportunities fail to develop or develop more slowly than expected, our business, financial condition and operating results could be materially and adversely impacted.
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
Regulation of Medical Devices. The United States Food and Drug Administration (the "FDA") has determined that certain of our solutions, such as our ImageLink® and Blood Administration® products, are medical devices that are actively regulated under the Federal Food, Drug and Cosmetic Act, as amended. If other of our solutions are deemed to be actively regulated medical devices by the FDA, we could be subject to extensive requirements governing pre- and post-marketing activities including registration of the applicable manufacturing facility and software and hardware products, application of detailed record-keeping and manufacturing standards, application of the medical device excise tax, and FDA approval or clearance prior to marketing. Complying with these medical device regulations is time consuming and expensive, and our marketing and other sales activities could be subject to unanticipated and significant delays. Further, it is possible that the FDA may become more active in regulating software and medical devices that are used in the healthcare industry. If we are unable to obtain the required regulatory approvals for any such software or medical devices, our short- to long-term business plans for these solutions or medical devices could be delayed or canceled and we could face FDA refusal to grant pre-market clearance or approval of products; withdrawal of existing clearances and approvals; fines, injunctions or civil penalties; recalls or product corrections; production suspensions; and criminal prosecution. FDA regulation of our products could increase our operating costs, delay or prevent the marketing of new or existing products, and adversely affect our revenue growth.
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
RISKS RELATED TO OUR BUSINESS
Our strategy to transition to a subscription-based recurring revenue model and continued modernization of our technology may adversely affect our near-term revenue growth and results of operations.
As we transition more of our offerings to leverage cloud technologies, we may incur disruption and be less competitive as we transition existing clients to new product offerings, which could impact revenue and profitability. We believe we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position, and oftentimes, successful investments require several years before generating significant revenue. We expect our ongoing shift from a software license model to a subscription-based services revenue model to create a recurring revenue stream that is more predictable. The transition, however, creates changes related to the timing of revenue recognition compared to historical patterns. We also incur certain expenses associated with the infrastructures of our cloud-based offerings in advance of our ability to recognize the revenues associated with these offerings, which may adversely affect our near-term reported revenues, results of operations, and cash flows. A decline in renewals of recurring revenue offerings in any period may not be immediately reflected in our results for that period but may result in a decline in our revenue and results of operations in future periods.
Competition with companies that have greater financial, technical and marketing resources than we have could result in a loss of clients and/or a lowering of prices for our products, causing a decrease in our revenues and/or market share.
Our principal competitors in the business management, consulting and managed IT services market are Resolution Health, Inc., The Outsource Group Inc., Patient Focus, Inc., Xtend Healthcare Inc., Ensemble Health Partners, and nThrive, Inc. All of these companies provide one or more of the services we offer, with their primary focus being on providing business management services to the healthcare market. The services they offer are comparable in scope to the competing services we offer. Secondary competitors include ARx LLC, Citadel Outsource Group LLC, Patient Matters, LLC, KIWI-TEK, LLC, and Aviacode Inc. Our principal competitors for RCM solutions include RelayHealth Corp, SSI Group, LLC, Quadax Inc., Change Healthcare Holdings, Inc., Availity, LLC, and Navicure, Inc. TruCode's primary competitors include 3M, Nuance and Optum.
Our principal competitors in the acute EHR market are Cerner Corporation, Medical Information Technology, Inc. ("Meditech"), and MEDHOST, Inc. These companies compete with us directly in our target market of small and midsize hospitals. They offer products and systems that are comparable to our solutions and address the needs of hospitals in the markets we serve.
Our secondary competitors in the acute care EHR market include N. Harris Computer Corporation and Epic Systems Corporation. These companies are significantly larger than we are, and they typically sell their products and services to larger hospitals outside of our target market. However, they will sometimes compete with us directly or, more commonly, a larger health system who uses a system provided by one of these competitors will offer it to a smaller hospital as part of a merger or alliance.
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
Our principal competitors in the patient engagement market include Relay Health, Get Well Network/Healthloop, Apollo Care Connect, Bridge Patient Portal, eClinicalWorks Patient Portal, Influence Health, and InteliChart.
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
If we are unable to attract and retain qualified personnel, our business and operating results will suffer.
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

We face the risks and uncertainties that are associated with investigations and litigation against us, which may adversely impact our marketing, distract management and have a negative impact upon our business, results of operations and financial condition.
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
Investigations may lead to future requests for information and ultimately the assertion of claims or the commencement of legal proceedings against us, which themselves may lead to material fines, penalties or other material liabilities. In addition, our responses to these and any future requests require time and effort, which can result in additional cost to us. Given the highly-regulated nature of our industry, we have been and may, from time to time, be subject to subpoenas, requests for information, or investigations from various government agencies.
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
We provide products that assist clinical decision-making and related care by capturing, maintaining and reporting relevant patient data. Our products could fail or produce inaccurate results due to a variety of reasons, including unexpected service disruptions, mechanical error, product flaws, faulty installation and/or human error during the initial data conversion. If our products fail to provide accurate and timely information, clients and/or patients could sue us to hold us responsible for losses they incur from these errors. These lawsuits, regardless of merit or outcome, could result in substantial cost to us, divert management’s attention from operations and decrease market acceptance of our products. We attempt to limit by contract our liability for damages arising from negligence, errors or mistakes. Despite this precaution, such contract provisions may not be enforceable or may not otherwise protect us from liability for damages. We maintain general liability insurance coverage, including coverage for errors or omissions. However, this coverage may not be sufficient to cover one or more large claims against us or otherwise continue to be available on terms acceptable to us. In addition, the insurer could disclaim coverage as to any future claim.
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
Highly complex software products such as ours sometimes contain undetected errors or failures when first introduced or when updates and new versions are released. Tests of our products may not detect bugs or errors because it is difficult to simulate our clients’ wide variety of computing environments. Despite extensive testing, from time to time we have discovered defects or errors in our products. Defects or errors discovered in our products could cause delays in product introductions and shipments and unexpected service disruptions, result in increased costs and diversion of development resources, require design modifications, decrease market acceptance or client satisfaction with our products, cause a loss of revenue, result in legal actions by our clients and cause increased insurance costs.
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
We also rely on certain technology that we license from third parties, including software that is integrated with our internally developed software. Although these third parties generally indemnify us against claims that their technology infringes on the proprietary rights of others, such indemnification is not always available for all types of intellectual property. Often such third-

party indemnifiers are not well capitalized and may not be able to indemnify us in the event that their technology infringes on the proprietary rights of others. As a result, we may face substantial exposure if technology we license from a third party infringes on another party’s proprietary rights. Defending such infringement claims, regardless of their validity, could result in significant cost and diversion of resources.
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
As of December 31, 2022, we had approximately $141.1 million in principal amount of indebtedness, which includes $67.4 million under our term loan facility and $73.7 million borrowed under our revolving credit facility. We also had $86.3 million of unused commitments under our revolving credit facility as of December 31, 2022.
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
The operating restrictions and covenants in these debt agreements and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. The credit agreement requires compliance with a consolidated net leverage ratio test and a fixed charge coverage ratio test. On March 10, 2023, the calculation of the fixed charge coverage ratio was amended to specifically exclude from the definition of fixed charges the Company's share repurchases conducted during the third and fourth quarters of 2022. Any failure by us to comply with this or another covenant in the future may result in an event of default. There can be no assurance that we will be able to continue to comply with this covenant or obtain amendments to avoid future covenant violations, or that such amendments will be available on commercially acceptable terms.
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
We are required under U.S. generally accepted accounting principles ("U.S. GAAP") to test our goodwill for impairment annually or more frequently if indicators for potential impairment exist. Indicators that are considered include significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry, or economic trends, or a significant decline in the Company's stock price and/or market capitalization for a sustained period of time. In addition, we periodically review our intangible assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include slower growth rates, the loss of significant clients, or divestiture of a business or asset for less than its carrying value. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined. For example, we recorded a goodwill impairment charge of $28.0 million in the fourth quarter of 2017 relating to our Post-acute Care EHR reporting unit, which consists soley of AHT, which we acquired in January 2016 as part of our acquisition of HHI. This impairment charge had a significant negative effect on our consolidated net income for the year ended December 31, 2017.
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
Our future success depends to a significant extent on the leadership and performance of our chief executive officer and other executive officers. Other than Mr. Fowler, we do not have employment or non-competition agreements with any of our executive officers. Therefore, they may terminate their employment with us at any time and may compete against us. The loss of the services of any of our executive officers could have a material adverse effect on our business, financial condition and results of operations.
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
We are exposed to market risk related to changes in interest rates as a result of the floating interest rates applicable to the outstanding debt under our term loan facility and revolving credit facility. The interest rate for the outstanding debt under our term loan facility and revolving credit facility as of December 31, 2022 was 6.39%. Each of our credit facilities continues to bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted Secured Overnight Financing Rate ("SOFR") rate for the relevant interest period, subject to a floor of 0.50%, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month SOFR rate, subject to the aforementioned floor, plus one percent per annum, or (3) a combination of (1) and (2). The applicable margin for SOFR loans and the letter of credit fee ranges from 1.8% to 3.0%. The applicable margin for base rate loans ranges from 0.8% to 2.0%, in each case based on the Company's consolidated net leverage ratio. A one hundred basis point change in interest rate on our borrowings outstanding as of December 31, 2022 would result in a change in interest expense of approximately $1.4 million annually.
Macroeconomic conditions could have a materially adverse impact on our business, financial condition, or results of operations.
In recent months, record levels of inflation have resulted in significant volatility and disruptions in the global economy. In response to rising inflation, central banks, including the United States Federal Reserve, have tightened their monetary policies and raised interest rates, and such measures may continue if there is a period of sustained heightened inflation. Higher interest rates and volatility in financial markets could lead to additional economic uncertainty or recession. Increased inflation rates have increased our and our suppliers’ operating costs, including labor costs. There is no assurance that we will be able to promptly increase our pricing to offset our increased costs in a higher inflationary environment, or that our operations will not be materially impacted by rising inflation and its broader effect on the markets in which we operate in the future. Impacts from inflationary pressures could be more pronounced and materially adversely impact aspects of our business where revenue streams and costs commitments are linked to contractual agreements that extend into the future, as we may not be able to quickly or easily adjust pricing, reduce costs, or implement countermeasures. We are unable to predict the impact of efforts by central banks and federal, state, and local governments to combat elevated levels of inflation. If their efforts to create downward pressure on inflation are too aggressive, they may lead to a recession. Alternatively, if they are insufficient or are not sustained long enough to bring inflation to lower, more acceptable levels, our customers’ ability or willingness to spend on healthcare information technology may be impacted for a prolonged period of time. If a recession occurs, economies weaken, or inflationary trends continue, our business and operating results could be materially adversely affected.

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
We lease the remainder of our facilities in various locations in the United States, including: Mobile, Alabama; Pottsville, Pennsylvania; Glenwood, Minnesota; Plymouth, Minnesota; Ridgeland, Mississippi; Spokane, Washington and Rockville, Maryland. The terms of these leases generally range in length from one to twelve years, and all of the leases contain options to incrementally extend the lease period. During 2021, we had one lease which expired and the Company did not renew: Monroe, Louisiana. Additionally, on July 28, 2021, the Company terminated its lease agreement for approximately 45,000 square feet of office space in Fairhope, Alabama. During 2022, we had one lease in Pottsville, Pennsylvania which expired and the Company extended for a three-year term. We also had one lease in Marshall, Minnesota that expired in normal course during 2022.

ITEM 3.	LEGAL PROCEEDINGS
From time to time, we have been and may again become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any litigation or legal proceedings that we believe to be material and we are not aware of any pending or threatened litigation against us that we believe could have a material adverse effect on our business, operating results, financial condition or cash flows. See Note 16 – Commitments and Contingencies included in the notes to our audited financial statements included elsewhere in the Annual Report on Form 10-K.
On November 2, 2022, the Company received a subpoena from the U.S. Securities and Exchange Commission (the “SEC”) primarily relating to certain accounting matters, including, but not limited to those relating to revenue recognition and impairment testing of goodwill, during the period from May 1, 2019 to the date of the subpoena. The Company is cooperating in providing documents and information to the SEC in connection with the subpoena and intends to continue to do so. The Company cannot predict the timing or outcome of this investigation.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for CPSI Common Stock
As of March 9, 2023, there were approximately 103 registered holders of our common stock, as provided to us by our transfer agent. This number does not include the number of beneficial owners whose shares are held in "street" names by broker-dealers and other institutions who hold shares on behalf of their clients. As of March 9, 2023, there were 14,530,201 shares of common stock outstanding.
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
Purchases of Equity Securities
The following table summarizes our repurchase of equity securities during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)

October 1, 2022 - October 31, 2022	42,000	$29.27	42,000	$20,332,714
November 1, 2022 - November 30, 2022	42,345	$28.79	42,345	$19,113,761
December 1, 2022 - December 31, 2022	44,037	$27.83	44,037	$17,888,286

Total	128,382	$28.62	128,382

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
Background
CPSI is a leading provider of healthcare solutions and services for community hospitals, their clinics and other healthcare systems. Founded in 1979, CPSI is the parent of six companies – Evident, LLC ("Evident"), American HealthTech, Inc. ("AHT"), TruBridge, LLC ("TruBridge"), iNetXperts, Corp. d/b/a Get Real Health ("Get Real Health"), TruCode LLC ("TruCode"), and Healthcare Resource Group, Inc. ("HRG"). Our combined companies are focused on helping improve the health of the communities we serve, connecting communities for a better patient care experience, and improving the financial operations of our customers. Evident provides comprehensive acute care electronic healthcare record ("EHR") solutions for community hospitals and their affiliated clinics. AHT is one of the nation’s largest providers of post-acute care EHR solutions and services for post-acute care facilities. TruBridge focuses on providing business, consulting and managed IT services, along with its complete revenue cycle management ("RCM") solution, for all care settings. Get Real Health focuses on solutions aimed at improving patient engagement for individuals and healthcare providers. TruCode provides medical coding software that enables complete and accurate code assignment for optimal reimbursement. HRG provides specialized RCM solutions for facilities of all sizes.
Commencing with the fourth quarter of 2022, the Company operates its business in three operating segments, which are also our reportable segments: RCM, EHR, and Patient Engagement. The individual companies align with the reporting segments and contribute towards the combined focus of improving the health of the communities we serve as follows:
•The RCM reporting segment includes TruBridge, HRG, and TruCode, and focuses on providing business management, consulting, and managed IT services along with its complete RCM solution for all care settings, regardless of their primary healthcare information solutions provider.
•The EHR segment includes Evident and AHT, and provides comprehensive acute and post-acute care EHR solutions and related services for community hospitals, their physician clinics, and skilled nursing and assisted living facilities.
•The Patient Engagement segment offers comprehensive patient engagement and empowerment technology solutions through Get Real Health to improve patient outcomes and engagement strategies with care providers.
Our companies currently support community hospitals and other healthcare systems with a geographically diverse patient mix within the domestic community healthcare market. Our target market for our RCM, EHR, and Patient Engagement solutions includes community hospitals with fewer than 400 acute care beds and their clinics, as well as independent or small to medium sized chains of skilled nursing facilities. 98% of our acute care hospital EHR customer base is comprised of hospitals with fewer than 100 beds. The target market for our post-acute care solutions consists of approximately 15,500 skilled nursing facilities that are either independently owned or part of a larger management group with multiple facilities.
See Note 18 to the consolidated financial statements included herein for additional information on our three reportable segments.
Management Overview
Strategy
Our core strategy is to achieve meaningful long-term revenue growth by cross-selling RCM services into our existing EHR customer base, expanding RCM market share with sales to new community hospitals and larger health systems, and pursuing competitive EHR takeaway opportunities in the acute and post-acute markets. During 2020, we engaged a top-tier international consulting firm to assess our core growth strategy, with the outcome of this eight-week engagement being the confirmation of our current core strategy and the identification of other innovative potential growth opportunities. We may also seek to grow through acquisitions of businesses, technologies or products if we determine that such acquisitions are likely to help us meet our strategic goals.
The opportunity to cross-sell RCM services is greatest within our Acute Care EHR customer base. As such, retention of existing Acute Care EHR customers is a key component of our long-term growth strategy by protecting this base of potential RCM customers, while at the same time serving as a leading indicator of our market position and stability of revenues and cash flows.
We determine retention rates by reference to the amount of beginning-of-period Acute Care EHR recurring revenues that have not been lost due to customer attrition from our production environment customer base. Production environment customers are those that are using our applications to document live patient encounters, as opposed to legacy environment customers that have view-only access to historical patient records. Since 2019, these retention rates have consistently remained in the mid-to-high 90th percentile ranges and did not materially deviate from this range during 2022. We have increased customer retention efforts by enhancing support services, investing in tooling and instrumentation to proactively monitor for potential disruptions, and deploying in-application experience software that delivers application specific insights while using our products.
As we pursue meaningful long-term revenue growth by leveraging RCM as a growth agent, we are placing ever-increasing value in further developing our already significant recurring revenue base to further stabilize our revenues and cash flows. As such, maintaining and growing recurring revenues are key components of our long-term growth strategy, aided by the aforementioned focus on customer retention. This includes a renewed focus on driving demand for subscriptions for our existing technology solutions and expanding the footprint for RCM services beyond our EHR customer base.
While the combination of revenue growth and operating leverage results in increased margin realization, we also look to increase margins through specific cost containment measures where appropriate as we continue to leverage opportunities for greater operating efficiencies. However, in the immediate future, we anticipate incremental margin pressure from the continued client transition from perpetual license arrangements to “Software as a Service” ("SaaS") arrangements as described below.
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
EHR License Model Preferences
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
The overwhelming majority of our historical EHR installations have been under a perpetual license model, but new customer demand has dramatically shifted towards a SaaS license model in the past several years. SaaS license models made up only 12% of annual new acute care EHR installations in 2018, increasing to 63% during 2021 and 100% during 2022. These SaaS offerings are becoming increasingly attractive to our clients because this configuration allows them to obtain access to advanced software products without a significant initial capital outlay. We expect this trend to continue for the foreseeable future, with the resulting impact on the Company’s financial statements being reduced EHR revenues in the period of installation in exchange for increased recurring periodic revenues (reflected in EHR revenues) over the term of the SaaS arrangement. This naturally places downward pressure on short-term revenue growth and profitability metrics, but benefits long-term revenue growth and profitability which, in our view, is consistent with our goal of delivering long-term shareholder value.
For customers electing to purchase our technology solutions under a traditional perpetual license, we have historically made financing arrangements available on a case-by-case basis, depending on the various aspects of the proposed contract and customer attributes. These financing arrangements have comprised the majority of our perpetual license installations over the past several years, and include short-term payment plans and longer-term lease financing through us or third-party financing companies. The aforementioned shift in customer preference towards SaaS arrangements has significantly reduced the frequency of new financing arrangements for customer purchases under a perpetual license. When combined with scheduled payments on existing financing arrangements, the reduced frequency of new financing arrangements has resulted in a substantial reduction in financing receivables during 2022.
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
Regarding the organizational realignment, on February 1, 2021, we committed to a reduction in force that resulted in the termination of approximately 1.0% of our workforce (21 employees). The reduction in force was a component of a broader strategic review of the Company's operations that was intended to more effectively align our resources with business priorities. Substantially all of the employees impacted by the reduction in force exited the Company in the first quarter of 2021, with the last of the impacted employees exiting in the third quarter of 2021. The Company incurred expenses of approximately $2.7 million related to the reduction in force. These expenses consisted of one-time termination benefits to the affected employees, including but not limited to severance payments, healthcare benefits, and payments for accrued vacation time. As a result of the reduction in force, the Company realized approximately $3.9 million in annual savings beginning in 2021 compared to prior expense levels.
The remaining margin optimization initiatives of enhanced leveraging of offshore partnerships and automation have commenced and, to date, have provided meaningful efficiencies to our operations, particularly within RCM. As a service organization, RCM's cost structure is heavily dependent upon human capital, subjecting it to the complexities and risks associated with this resource. Chief among these complexities and risks is the ever-present pressure of wage inflation, which has recently become a reality as national and international economies recover from the economic downturn caused by the COVID-19 pandemic and has compelled the Company to make compensation adjustments that are outside of historical norms. We believe that our efforts towards margin optimization are well-timed, enabling a rapid response to actual or expected wage inflation in order to preserve RCM gross margins, but we cannot guarantee that these efforts will fully eliminate any related margin deterioration.
In addition to wage inflation, we are a party to contracts with certain third-party suppliers and vendors that allow for annual price adjustments indexed to inflation. While we continually seek to proactively manage controllable expenses, inflationary pressure on costs could lead to erosion of margins.
Labor Capitalization
During the second quarter of 2021, our ongoing monitoring activities associated with the capitalization of software development costs and the related correlation between capitalization rates and operational metrics designed to reflect the distribution of work revealed that our then-current labor capitalization methodology did not fully reflect all of the critical activities necessary to develop software assets. Consequently, during the second quarter of 2021, we elected to change our method of estimating the labor costs incurred in developing software assets requiring capitalization under ASC 350-40, Internal Use of Software. Prior to this change, we estimated the associated labor costs using an estimated time-equivalent for workload metrics commonly utilized within agile software development environments. With this change, we now estimate these labor costs using the distribution of these agile workload metrics between capitalizable and non-capitalizable units of work. We believe this change is preferable as the new methodology better estimates capitalizable labor costs and is consistent with industry best practices. We have determined that this change in accounting for software development costs is a change in accounting estimate effected by a change in accounting principle and, as such, has been accounted for on a prospective basis. In connection with this change, we capitalized $8.8 million of software development costs during 2021. We estimate that the effect of this change was to increase capitalized amounts by approximately $4.6 million during 2021 with a corresponding decrease to product development costs that were expensed. The additional capitalized amounts will be amortized over an average of five years, leading to increased amortization expense in future years.
COVID-19
The impact of the COVID-19 pandemic on our operations was broad-sweeping, most notably causing severe deterioration in United States community hospital patient volumes that negatively impacted the revenues, gross margins, and income of our RCM service offerings. While patient volumes have continued to recover and are largely in line with pre-COVID-19 levels, we cannot predict the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted, including as a result of macro-economic impacts to the global supply chain, labor shortages, and inflationary pressures. However, we continue to assess its impact on our business and continue to actively manage our response. For further details on the potential impact of COVID-19 on our business, refer to "Risk Factors," in Part I, Item 1A.
2022 Financial Overview
In the fourth quarter of 2022, the Company made a number of changes to its organizational structure and management system to align the Company's operating model to its strategic initiatives. With these changes the Company revised its reportable segments to RCM, EHR, and Patient Engagement, but this realignment of the Company's reportable segments did not impact its consolidated financial statements. Throughout this discussion, prior-year results have been recast to conform with the change in reportable segments noted above.
We generated revenues of $326.6 million from the sale of our products and services during 2022, compared to $280.6 million during 2021, an increase of 16% that is due to the combination of inorganic growth through our recent acquisitions of TruCode and HRG and organic growth as RCM solutions continue to gain traction in the domestic healthcare landscape. Despite this increase in revenues, net income decreased by $2.6 million to $15.9 million during 2022, compared to $18.4 million during 2021, as investments in operational capacity combined with increased interest expense and amortization of acquisition-related intangibles more than offset annual revenue gains. Corresponding to this decreased profitability, net cash provided by operating activities decreased by $15.3 million, from $47.7 million provided by operations during 2021 to $32.4 million provided by operations for 2022, as the aforementioned increase in revenue coupled with delayed client cash collections resulted in a significant expansion of accounts receivable.

Results of Operations
The following table sets forth certain items included in our results of operations for each of the three years in the period ended December 31, 2022, expressed as a percentage of our total revenues for these periods:

	Year ended December 31,
	2022		2021		2020
(In thousands)	Amount	% Sales	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
RCM	$179,870	55.1%	$131,242	46.8%	$107,431	38.3%
EHR	139,823	42.8%	143,109	51.0%	152,954	54.5%
Patient engagement	6,955	2.1%	6,278	2.2%	4,103	1.6%
Total sales revenues	326,648	100.0%	280,629	100.0%	264,488	100.0%
Costs of sales:
RCM	97,010	29.7%	66,015	23.5%	57,461	21.7%
EHR	71,347	21.8%	70,664	25.2%	69,361	26.2%
Patient engagement	3,856	1.2%	3,068	1.1%	1,420	0.5%
Total costs of sales	172,213	52.7%	139,747	49.8%	128,242	48.5%
Gross profit	154,435	47.3%	140,882	50.2%	136,246	51.5%
Operating expenses:
Product development	30,926	9.5%	30,389	10.8%	33,457	12.6%
Sales and marketing	27,131	8.3%	21,978	7.8%	22,835	8.6%
General and administrative	56,192	17.2%	50,022	17.8%	47,479	18.0%
Amortization of acquisition-related intangibles	17,403	5.3%	13,786	4.9%	11,421	4.3%
Total operating expenses	131,652	40.3%	116,175	41.4%	115,192	43.6%
Operating income	22,783	7.0%	24,707	8.8%	21,054	8.0%
Other income (expense):
Other income	1,178	0.4%	1,529	0.5%	1,494	0.6%
Gain on contingent consideration	565	0.2%	—	—%	—	—%
Loss on extinguishment of debt	(125)	—%	—	—%	(202)	(0.1)%
Interest expense	(6,320)	(1.9)%	(3,160)	(1.1)%	(3,562)	(1.3)%
Total other income (expense)	(4,702)	(1.4)%	(1,631)	(0.6)%	(2,270)	(0.9)%
Income before taxes	18,081	5.5%	23,076	8.2%	18,784	7.1%
Provision for income taxes	2,214	0.7%	4,646	1.7%	4,538	1.7%
Net income	$15,867	4.9%	$18,430	6.6%	$14,246	5.4%

2022 Compared to 2021
Revenues
Total revenues for the year ended December 31, 2022 increased by $46.0 million, or 16%, compared to the year ended December 31, 2021.
RCM revenues increased by $48.6 million, or 37%, compared to 2021 due to acquisition-fueled growth and organic growth of our revenue cycle service offerings. TruCode, acquired in May 2021, contributed $13.8 million of revenue during 2022, compared to only $7.4 million during 2021, which reflected only eight months of activity. Our acquisition of HRG in March 2022 provided further inorganic growth, contributing an estimated $34.1 million of revenue during 2022. Organic revenue growth has materialized as our hospital clients operate in an environment typified by rising costs and increased complexity and are increasingly seeking to alleviate themselves of the ever-increasing administrative burden of operating their own business office functions. This increasing demand for services, coupled with the positive impact of improving hospital patient volumes on RCM revenues, resulted in organic revenue growth of $8.1 million, or 7%.

EHR revenues decreased by $3.3 million, or 2%, from the year ended December 31, 2021, and were comprised of the following for the years ended December 31, 2022 and 2021:

	Year ended December 31,
(In thousands)	2022	2021
Recurring EHR revenues (1)
Acute Care EHR	$109,340	$108,440
Post-acute Care EHR	15,384	16,472
Total recurring EHR revenues	124,724	124,912
Non-recurring EHR revenues (2)
Acute Care EHR	13,138	16,939
Post-acute Care EHR	1,961	1,258
Total non-recurring EHR revenues	15,099	18,197
Total EHR revenue	$139,823	$143,109

(1) Mostly comprised of support and maintenance, third-party subscriptions, and SaaS revenues.
(2) Mostly comprised of installation revenues from the sale of our acute and post-acute care EHR solutions and related applications under a perpetual (non-subscription) licensing model.
Recurring EHR revenues remained flat with a $0.2 million, or 0.2%, decrease in 2022 compared to 2021. Acute Care EHR recurring revenues increased by $0.9 million, or 1%, as recent efforts to emphasize SaaS arrangements have led to the accumulation of significant sources of recurring revenue, albeit at the expense of non-recurring revenue. Post-acute Care EHR recurring revenues decreased by $1.1 million, or 7%, primarily due to the loss of certain significant customers during early 2022.
Non-recurring EHR revenues decreased by $3.1 million, or 17%, compared to 2021. Acute Care EHR non-recurring revenues decreased by $3.8 million, or 22%, compared to 2021, due mostly to a decrease in the number of perpetual license installations of our Acute Care EHR solutions. We installed our Acute Care EHR solutions at nineteen new hospital clients during 2022 (all of which were under a SaaS arrangements resulting in revenue being recognized ratably over the contract term) compared to seventeen new hospital clients during 2021 (ten under a SaaS arrangement). Post-acute EHR non-recurring revenues increased by $0.7 million, or 56%, compared to 2021 due to a temporarily beneficial shift in license mix.
Patient Engagement revenues increased by $0.7 million, or 11%, compared to 2021 as escalating demand for patient engagement solutions continues to propel organic growth for Get Real Health's products and services.
Costs of Sales
Total costs of sales increased by $32.5 million compared to 2021. As a percentage of total revenues, costs of sales increased to 53% of revenues during 2022 from 50% during 2021.
Our costs associated with RCM sales and support increased by $31.0 million, or 47%, in 2022, primarily driven by our recent acquisitions of TruCode and HRG. The remaining cost increases for RCM are organic in nature, caused by resource expansion necessitated by the growing customer base and improved patient volumes. The gross margin on these services decreased to 46% in 2022, compared to 50% during 2021, due to the addition of HRG, which is comprised of mostly lower margin services.
Costs of EHR system sales and support increased by $0.7 million, or 1%, compared to 2021, primarily driven by increased labor and travel costs. The increase in EHR costs of sales coupled with the aforementioned decrease in non-recurring revenues resulted in a decrease in the related gross margins to 49% in 2022 compared to 51% in 2021.
Costs of Patient Engagement sales and support increased by $0.8 million, or 26%, compared to 2021. Increased labor costs related to investments aimed at aggressively addressing increasing demand for patient engagement solutions comprised the majority of the increase. The increase in costs of sales outpaced the increase in revenues in 2022 as we continue to invest in this nascent business, resulting in the compression of gross margins to 45% in 2022 compared to 51% in 2021.
Product Development
Product development expenses consist primarily of compensation and other employee-related costs (including stock-based compensation) and infrastructure costs incurred, but not capitalized, for new product development and product enhancements. Product development costs increased by $0.5 million, or 2%, compared to 2021. A $5.6 million, or 64%, increase in product development labor capitalization pursuant to the aforementioned change in our method of estimating the labor costs incurred in developing software assets requiring capitalization under ASC 350-40, Internal Use Software was offset by increased amortization of the related assets and increased costs associated related to our strategy to migrate to a public cloud environment. In addition, our recent acquisitions of TruCode and HRG resulted in a combined $1.9 million of product development expenses during 2022 compared to only $0.8 million in 2021.
Sales and Marketing
Sales and marketing costs increased by $5.2 million, or 23%, compared to 2021. 2022 marked the return of our in-person National Client Conference, which had migrated to virtual-only since the onset of the COVID-19 pandemic, resulting in incremental expense of $1.1 million. Resource expansion resulted in a $1.3 million increase in payroll costs and an improved sales environment resulted in a $0.6 million increase in commission expenses. Similarly, travel costs have increased by $0.3 million as travel patterns return to pre-COVID levels. Marketing program costs increased by $0.7 million due to more aggressive marketing of our solutions and services combined with specific campaigns to increase brand awareness for our portfolio of companies. In addition, our recent acquisitions of TruCode and HRG resulted in a combined increase in sales and marketing expense of $1.5 million in 2022, compared to only $0.4 million of additional sales and marketing expenses during 2021.
General and Administrative
General and administrative expenses increased by $6.2 million, or 12%, compared to 2021, mostly due to volatility in employee health claims coupled with an expanding employee base that resulted in a $4.1 million increase in employee benefits cost. In addition, our commitment to improving the employee experience and becoming an employer of choice resulted in a $1.9 million increase in human resources cost. Lastly, our recent acquisitions of TruCode and HRG resulted in a combined increase in general and administrative expenses of $2.9 million in 2022, compared to only $1.1 million of additional general and administrative expenses during 2021. Partially offsetting this aggregate $7.8 million increase in employee benefits, human resources, and acquisition-related costs was a $1.6 million decrease in bad debt expense due to generally improved collections experience and the lack of any severe collectability determinations for customers with large receivables balances.
Amortization of Acquisition-Related Intangibles
Amortization expense associated with acquisition-related intangible assets increased by $3.6 million, or 26%, primarily due to amortization of intangibles acquired in the TruCode and HRG acquisitions.
Total Operating Expenses
As a percentage of total revenues, total operating expenses decreased to 40% in 2022 compared to 41% in 2021.
Total Other Income (Expense)
Total other income (expense) increased to expense of $4.7 million during 2022 compared to expense of $1.6 million during 2021. A rising interest rate environment and a higher level of funded debt caused a $3.2 million increase in interest expense, which was partially offset by a $0.6 million gain on contingent consideration. During 2022, $0.6 million of the original $2.5 million contingent consideration estimated in determining the TruCode purchase price was reversed as TruCode's earnings over the earnout period were less than estimated on the date of acquisition.
Income Before Taxes
As a result of the foregoing factors, income before taxes decreased to $18.1 million in 2022, compared to $23.1 million in 2021.
Provision for Income Taxes
Our effective income tax rates for 2022 and 2021 were 12% and 20%, respectively. Lowered provision-to-return adjustments resulted in an incremental 3.5% decrease in our effective tax rate for 2022 compared to 2021, while the tax-free gain on contingent consideration and increased Work Opportunity Tax Credits resulted in incremental decreases in our effective tax rate of 2.2% and 1.2%, respectively, for 2022 compared to 2021.
Net Income
Net income for 2022 decreased by $2.6 million to $15.9 million, or $1.08 per basic and diluted share, compared with $18.4 million, or $1.26 per basic and diluted share, for 2021.

Supplemental Segment Information
Our reportable segments have been determined in accordance with ASC 280 - Segment Reporting. We have three reportable operating segments: RCM, EHR, and Patient Engagement. We evaluate each of our three operating segments based on segment revenues and segment adjusted EBITDA.
Adjusted EBITDA consists of GAAP net income as reported and adjusts for (i) deferred revenue purchase accounting adjustments arising from purchase allocation adjustments related to business acquisitions; (ii) depreciation expense; (iii) amortization of software development costs; (iv) amortization of acquisition-related intangible assets; (v) stock-based compensation; (vi) severance and other non-recurring charges; (vii) interest expense and other, net; (viii) gain on contingent consideration; and (ix) the provision for income taxes. The segment measurements provided to and evaluated by the chief operating decision makers ("CODM") are described in Note 18 to the consolidated financial statements. These results should be considered in addition to, and not as a substitute for, results reported in accordance with GAAP.
The following table presents a summary of the revenues and adjusted EBITDA of our three operating segments for the years ended December 31, 2022 and 2021.

	Year Ended December 31,		Change
	2022	2021	$	%
(In thousands)
Revenues by segment:
RCM	$179,870	$131,242	$48,628	37%
EHR	139,823	143,109	(3,286)	(2)%
Patient engagement	6,955	6,278	677	11%

Adjusted EBITDA by segment:
RCM	$36,242	$30,211	$6,031	20%
EHR	19,091	23,061	(3,970)	(17)%
Patient engagement	566	(595)	1,161	195%
Segment Revenues
Refer to the corresponding discussion of revenues for each of our reportable segments previously provided under the Revenues heading of this Management's Discussion and Analysis. There are no intersegment revenues to be eliminated in computing segment revenue.
Segment Adjusted EBITDA - Year Ended December 31, 2022 Compared with Year Ended December 31, 2021
RCM adjusted EBITDA increased by $6.0 million, or 20%, compared to 2021. Revenue growth of of 37% was partially offset by a 360 basis point decrease in gross margins, as growth materialized from lower-margin, resource-intensive service lines. This decrease in gross margins combined with expanded operating expenses to limit adjusted EBITDA growth despite this dramatic increase in revenues.
EHR adjusted EBITDA decreased by $4.0 million, or 17%. The aforementioned decrease in revenues combined with an increase in cost of sales caused a $4.0 million decrease in gross profit, which was partially offset by improved operating expenses resulting from increased product development labor capitalization rates.
Patient Engagement adjusted EBITDA increased by $1.2 million, or 195%. Although gross profit decreased by $0.1 million as the increase in cost of sales outpaced the increase in revenue, this was more than offset by a marked increase in capitalizable product development work resulting in significantly reduced operating expenses.
2021 Compared to 2020
Revenues
Total revenues for the year ended December 31, 2021 increased by $16.1 million, or 6%, compared to the year ended December 31, 2020.

RCM revenues increased by $23.8 million, or 22%, compared to 2020. Our hospital clients operate in an environment typified by rising costs and increased complexity and are increasingly seeking to alleviate themselves of the ever-increasing administrative burden of operating their own business office functions. This increasing demand for services, coupled with the aforementioned impact of improving hospital patient volumes on RCM revenues, resulted in revenue increases of $8.6 million, or 21%, for our accounts receivable management services; $5.7 million, or 18%, for our insurance services division; and $1.4 million, or 16%, for our medical coding services. Lastly, the acquisition of TruCode in May 2021 resulted in an additional $7.4 million of revenue during 2021.
EHR revenues decreased by $9.8 million, or 6%, from the year ended December 31, 2020, and were comprised of the following for the years ended December 31, 2021 and 2020:

	Year ended December 31,
(In thousands)	2021	2020
Recurring EHR revenues (1)
Acute Care EHR	$108,440	$105,597
Post-acute Care EHR	16,472	16,272
Total recurring EHR revenues	124,912	121,869
Non-recurring EHR revenues (2)
Acute Care EHR	16,939	29,173
Post-acute Care EHR	1,258	1,912
Total non-recurring EHR revenues	18,197	31,085
Total EHR revenue	$143,109	$152,954

(1) Mostly comprised of support and maintenance, third-party subscriptions, and SaaS revenues.
(2) Mostly comprised of installation revenues from the sale of our acute and post-acute care EHR solutions and related applications under a perpetual (non-subscription) licensing model.
Recurring EHR revenues increased by $3.0 million, or 2%, during 2021. Acute Care EHR recurring revenues increased by $2.8 million, or 3%, as attrition from the Thrive and Centriq customer base has normalized to more historical levels and our SaaS customer base has continued to grow, strengthening recurring revenues. Post-acute Care EHR recurring revenues increased by $0.2 million, or 1%, as attrition has stabilized as we continue to make technological improvements to the AHT product line.
Non-recurring EHR revenues decreased by $12.9 million, or 41%, mostly driven by a $12.2 million, or 42%, decrease in Acute Care EHR non-recurring revenues. We installed our Acute Care EHR solutions at seventeen new hospital clients during 2021 (ten of which were under a SaaS arrangement, resulting in revenue being recognized ratably over the contract term; comparatively, revenues related to perpetual license arrangements are recognized when the related installation is complete) compared to twenty-five new hospital clients during 2020 (seventeen of which were under a SaaS arrangement). In addition to the decrease in the number of non-SaaS new customer implementations, the related non-recurring revenues decreased as 2020 benefited from a high volume of late-installing applications for non-SaaS implementations that went live in prior periods. Comparatively, the continued shift in customer preferences towards SaaS arrangements and the continuing impacts of COVID-19 on client purchasing and implementation plans have decreased the opportunities for such follow-on revenue activities for recent implementations and decreased demand for add-on applications within our existing Acute Care EHR customer base.
Patient Engagement revenues increased by $2.2 million, or 53%, as a result of increasing demand for Get Real Health's patient engagement solutions and services.
Costs of Sales
Total costs of sales increased by $11.5 million compared to 2020. As a percentage of total revenues, costs of sales increased to 50% of revenues during 2021 from 48% during 2020.
Our costs associated with RCM sales and support increased by $8.6 million, or 15%, in 2021, primarily driven by resource expansion necessitated by the growing customer base and improved patient volumes. The acquisition of TruCode in May 2021 resulted in an additional $1.7 million of costs of sales during 2021. The gross margin on these services increased to 50% in 2021, compared to 47% during 2020, as the growing recurring revenue base worked in tandem with operational efficiencies to increase margins.

Costs of EHR system and sales support increased by $1.3 million, or 2%, in 2021. Costs of Acute Care EHR revenues increased by $1.2 million, or 2%, compared to 2020, as our increased usage of vendor partnerships to fulfill customer needs increased the related costs of third-party software by $3.6 million. This increase was partially offset by a $2.1 million decrease in hardware costs associated with the decrease in non-recurring revenues. Costs of Post-acute Care EHR revenues increased slightly to $4.9 million in 2021 from $4.8 million in 2020. The gross margin on EHR system sales and support decreased to 51% in 2021 from 55% in 2020, as the increase in costs of sales worked in tandem with decreased non-recurring revenues to decrease margins.
Costs of Patient Engagement sales and support increased by $1.6 million, or 116%, compared to 2020, primarily due to increased labor and vendor costs. The rate of increase in costs of sales outpaced the increase in revenues in 2021 as we continue to invest in this nascent business, resulting in the compression of gross margins to 51% in 2021 compared to 65% in 2020.
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
Total Other Income (Expense)
Total other income (expense) improved to expense of $1.6 million during 2021 compared to expense of $2.3 million during 2020. This improvement was mostly attributable to a decreasing interest rate environment and lowered average amounts outstanding under our long-term debt facilities, resulting in a $0.4 million decrease in related interest expense.
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
Supplemental Segment Information
Our reportable segments have been determined in accordance with ASC 280 - Segment Reporting. We have three reportable operating segments: RCM, EHR, and Patient Engagement. We evaluate each of our three operating segments based on segment revenues and segment adjusted EBITDA.
Adjusted EBITDA consists of GAAP net income as reported and adjusts for (i) deferred revenue purchase accounting adjustments arising from purchase allocation adjustments related to business acquisitions; (ii) depreciation expense; (iii) amortization of software development costs; (iv) amortization of acquisition-related intangible assets; (v) stock-based compensation; (vi) severance and other non-recurring charges; (vii) interest expense and other, net; (viii) gain on contingent consideration; and (ix) the provision for income taxes. The segment measurements provided to and evaluated by the CODM are described in Note 18 to the consolidated financial statements. These results should be considered in addition to, and not as a substitute for, results reported in accordance with GAAP.
The following table present a summary of the revenues and adjusted EBITDA of our three operating segments for the years ended December 31, 2021 and 2020.

	Year Ended December 31,		Change
	2021	2020	$	%
(In thousands)
Revenues by segment:
RCM	$131,242	$107,431	$23,811	22%
EHR	143,109	152,954	(9,845)	(6)%
Patient engagement	6,278	4,103	2,175	53%

Adjusted EBITDA by segment:
RCM	$30,211	$22,780	$7,431	33%
EHR	23,061	21,488	1,573	7%
Patient engagement	(595)	(881)	286	32%
Segment Revenues
Refer to the corresponding discussion of revenues for each of our reportable segments previously provided under the Revenues heading of this Management's Discussion and Analysis. There are no intersegment revenues to be eliminated in computing segment revenue.
Segment Adjusted EBITDA - Year Ended December 31, 2021 Compared with Year Ended December 31, 2020
RCM adjusted EBITDA increased by $7.4 million, or 33%, compared to 2020. The acquisition of TruCode resulted in an incremental $3.9 million of adjusted EBITDA, with the remaining $3.5 million of adjusted EBITDA growth resulting from the business unit's 15% organic revenue growth.
EHR adjusted EBITDA increased by $1.6 million, or 7%. The aforementioned decrease in revenues combined with an increase in cost of sales to cause an $11.1 million decrease in gross profit, which was wholly offset by improved operating expenses resulting primarily from increased product development labor capitalization rates and reduced sales and marketing costs.

Patient engagement adjusted EBITDA increased by $0.3 million, or 32% as significant revenue gains led to improved profitability metrics for this nascent business unit.
Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2022, our principal sources of liquidity consisted of cash and cash equivalents of $7.0 million and our remaining borrowing capacity under the revolving credit facility of $86.3 million, compared to $11.4 million of cash and cash equivalents and $79.0 million of remaining borrowing capacity under the revolving credit facility as of December 31, 2021. In January 2016, we entered into a syndicated credit agreement which provided for a $125 million term loan facility and a $50 million revolving credit facility. On June 16, 2020, we entered into an Amended and Restated Credit Agreement that increased the aggregate principal amount of our credit facilities to $185 million, which included a $75 million term loan facility and a $110 million revolving credit facility. On May 2, 2022, we entered into a First Amendment to the Amended Restated Credit Agreement that further increased the aggregate principal amount of our credit facilities to $230 million, which included a $70 million term loan facility and a $160 million revolving credit facility.
As of December 31, 2022, we had $141.1 million in principal amount of indebtedness outstanding under the credit facilities. We believe that our cash and cash equivalents of $7.0 million as of December 31, 2022, the future operating cash flows of the combined entity, and our remaining borrowing capacity under the revolving credit facility of $86.3 million as of December 31, 2022, taken together, provide adequate resources to fund ongoing cash requirements for the next twelve months and beyond. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of filing of this Annual Report on Form 10-K. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms. Aside from normal operating cash requirements, obligations under our Credit Agreement (as discussed below) and operating leases (see Note 15 to the consolidated financial statements included herein for further information), and opportunistic uses of capital in share repurchases and business acquisition transactions, we do not have any material cash commitments or planned cash commitments. Although the Company currently has no obligations related to planned acquisitions, the Company's strategy includes the potential for future acquisitions, which may be funded thorough draws on the credit facilities or the use of the other sources of liquidity described above.
Operating Cash Flow Activities
Net cash provided by operating activities decreased by $15.4 million, from $47.7 million for 2021 to $32.4 million for 2022, primarily due to disadvantageous changes in working capital, most notably as it relates to expansion in accounts receivable. During 2021, accounts receivable expanded by $2.0 million, or 6%, driven by a corresponding 6% increase in annual revenue with days sales outstanding ("DSO") remaining unchanged from the previous year at 45 days. During 2022, accounts receivable expanded by $16.9 million, or 49%, driven by a 16% increase in annual revenues while integration-related delays associated with our recent acquisition of HRG and the now higher proportion of revenues billed in arrears, resulted in a significant increase in DSO from 45 to 58 days. The resulting impact to operating cash flows was a $3.2 million decrease during 2021 compared to a $12.4 million decrease in 2022. In addition, under the Tax Cuts and Jobs Act, Internal Revenue Code ("IRC") Section 174 amended the federal tax treatment of research or experimental expenditures paid or incurred during the tax year, which allowed for expensing of such costs in the year incurred for federal income tax purposes. Effective for the 2022 tax year, taxpayers are required to capitalize and amortize specified research or experimental expenditures over a five-year period. As a result of the change to IRC Section 174, a deferred tax asset of $9.8 million was recorded for the tax year ended December 31, 2022, with the resulting impact of deferred taxes to operating cash flows being a $6.7 million decrease during 2022 compared to a $3.5 million increase during 2021.
Investing Cash Flow Activities
Net cash used in investing activities decreased from $69.9 million during 2021 to $62.7 million during 2022. Most notably, we completed our $43.4 million acquisition of HRG during the first quarter of 2022. We completed our $59.6 million acquisition of TruCode during the second quarter of 2021. In addition, cash outflows related to capitalized internal software development efforts increased from $9.4 million in 2021 to $19.1 million in 2022 due to the aforementioned change in methodology for estimating labor costs eligible for capitalization and a favorable shift in workload mix away from support functions towards capitalizable projects.

Financing Cash Flow Activities
During 2022, our financing activities were a net source of cash in the amount of $25.9 million, as $48.0 million in borrowings from our revolving line of credit, used to fund our acquisition of HRG, were partially offset by long-term debt principal payments of $8.9 million and $11.9 million used to repurchase shares of our common stock, which are treated as treasury stock. During 2021, our financing activities were a net source of cash in the amount of $20.9 million, as $61.0 million in borrowings from our revolving line of credit were partially offset by long-term debt principal payments of $38.8 million and $1.3 million used to repurchase shares of our common stock.
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
Credit Agreement
As of December 31, 2022, we had $67.4 million in principal amount outstanding under the term loan facility and $73.7 million in principal amount outstanding under the revolving credit facility. Each of our credit facilities continues to bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted SOFR rate for the relevant interest period, subject to a floor of 0.50%, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month SOFR rate, subject to the aforementioned floor, plus one percent per annum, or (3) a combination of (1) and (2). The applicable margin for SOFR loans and the letter of credit fee ranges from 1.8% to 3.0%. The applicable margin for base rate loans ranges from 0.8% to 2.0%, in each case based on the Company's consolidated net leverage ratio.
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
The First Amendment provides incremental facility capacity of $75 million, subject to certain conditions. The Amended and Restated Credit Agreement, as amended by the First Amendment, includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase, or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated net leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. The First Amendment requires the Company to maintain a minimum fixed charge coverage ratio of 1.25:1.00 throughout the duration of such agreement. Under the First Amendment, the Company is required to comply with a maximum consolidated net leverage ratio of 3.75:1.00 for each quarter through March 31, 2023, after which time the maximum consolidated net leverage ratio will be 3.50:1.00. Further, under the First Amendment, in connection with any acquisition by the Company exceeding $25 million, the Company may elect to increase the maximum permitted consolidated net leverage ratio for the fiscal quarter in which the acquisition occurs and each of the following three fiscal quarters by 0.50:1.00 above the otherwise permitted maximum. If the consolidated net leverage ratio is less than 2.50:1:00, there is no limit on the incremental facility. The Amended and Restated Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default. We believe that we were in compliance with the covenants contained in such agreement as of December 31, 2022. On March 10, 2023, the calculation of the fixed charge coverage ratio was amended to specifically exclude from the definition of fixed charges the Company's share repurchases conducted during the third and fourth quarters of 2022. Any failure by us to comply with this or another covenant in the future may result in an event of default. There can be no assurance that we will be able to continue to comply with this covenant or obtain amendments to avoid future covenant violations, or that such amendments will be available on commercially acceptable terms.
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
Bookings
Bookings is a key operational metric used by management to assess the relative success of our sales generation efforts, and were as follows for the years ended December 31, 2022 and 2021, respectively:

(In thousands)	2022	2021
RCM(1)	$48,065	$20,333
EHR(2)	38,152	40,873
Patient engagement (1)	3,188	9,007
Total Bookings	$89,405	$70,213

(1) Generally calculated as the total contract price (for non-recurring, project-related amounts) and annualized contract value (for recurring amounts).
(2) Generally calculated as the total contract price (for system sales) including annualized contract value (for support) for perpetual license system sales and total contract price for SaaS sales.
RCM bookings during 2022 increased by $27.7 million, or 136%, compared to 2021 as we experienced strength in our core markets for RCM services, particularly as it relates to bookings from our existing EHR customer base. Sales activities and bookings during 2021 suffered from a number of incremental headwinds, chief among them being (a) COVID-19 related distractions, including increased infection rates for certain geographies and widespread focus on eventual vaccine rollouts, (b) reorganization transitions related to our February 2021 reduction-in-force, and (c) lower-value regulatory purchases required by the Centers for Medicare and Medicaid Services' Hospital Price Transparency mandate requiring hospitals to provide clear, accessible pricing information online. These topics disproportionately dominated sales discussions and resources, with the related headwinds beginning to dissipate during the third quarter of 2021 and having little to no effect on 2022. Conversely, 2022 bookings benefited from growing demand for outsourced RCM services, with bookings from within our EHR customers base increasing by $17.7 million, or 138%. Our recent acquisition of HRG enhanced our core competencies in generating sales momentum outside of our EHR customer base, with these "net new" bookings increasing by $10 million, or 135%.
EHR bookings during 2022 decreased by $2.7 million, or 7%, compared to 2021, primarily due to a $3.6 million decrease in Acute Care EHR bookings resulting from a challenging decision environment for new Acute Care EHR system sales arrangements.This decrease was partially offset by a $0.9 million increase in Post-acute Care EHR bookings as an improved sales environment worked in tandem with recent product innovations designed to improve the competitive position of our AHT products.
Patient engagement bookings decreased by $5.8 million, or 65%, compared to 2021. 2021 bookings were propelled by large international client wins for Get Real Health's patient engagement solutions, while 2022 lacked any such large international client wins.
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
Revenue Recognition
Revenue is recognized upon transfer of control of promised products or services to clients in an amount that reflects the consideration we expect to receive in exchange for those products and services. We enter into contracts that can include various combinations of products and services, which are generally distinct and accounted for as separate performance obligations. The Company employs the 5-step revenue recognition model under ASC 606, Revenue from Contracts with Customers, to: (1) identify the contract with the client, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Refer to Note 2 to the consolidated financial statements included herein for further discussion regarding our revenue recognition policies and significant judgments involved in our application of ASC 606. Although we believe that our approach to estimates and judgements regarding revenue recognition is reasonable, actual results could differ and we may be exposed to increases or decreases in revenue that could be material.
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
As of October 1, 2022, the date of our most recent impairment test, our TruBridge reporting unit had a fair value that was substantially in excess of its carrying value, at 154% . The calculated fair value of our Post-acute EHR and Acute Care EHR reporting units exceeded the reporting units' carrying values by 24% and 13%, respectively, and as such, pose a heightened risk of impairment if the reporting unit’s operating results were to decline in future periods. During the three months ended December 31, 2022, there were no identified indicators of impairment that required the Company to complete an interim quantitative assessment related to any of the Company’s reporting units or indefinitely-lived intangible assets.
Software Development Costs
Software development costs are accounted for in accordance with ASC 350-40, Internal-Use Software. We capitalize incurred labor costs for software development from the time the preliminary project phase is completed until the software is available for general release. Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. We estimate the useful life of our capitalized software and amortize its value on a straight-line basis over that estimated life, which is estimated to be five years. If the actual life of the asset is deemed to be impaired, a write-down of the value of the asset may be recorded as a charge to earnings. Amortization begins when the related features are placed in service. Refer to Note 5 to the consolidated financial statements included herein for further discussion of software development.

Quantitative and Qualitative Disclosures about Market and Interest Rate Risk
Our exposure to market risk relates primarily to the potential fluctuations in the Secured Overnight Financing Rate ("SOFR") which replaced the British Bankers Association London Interbank Offered Rate ("LIBOR") as the new benchmark interest rate for our credit facilities. We had $141.1 million of outstanding borrowings under our credit facilities with Regions Bank at December 31, 2022. The term loan facility and revolving credit facility bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted SOFR rate for the relevant interest period, subject to a floor of 0.5%, (2) an alternate base rate determined by reference to the greatest of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month SOFR rate, subject to the aforementioned floor, plus one percent per annum, or (3) a combination of (1) and (2). Accordingly, we are exposed to fluctuations in interest rates on borrowings under our credit facilities. A one hundred basis point change in interest rate on our borrowings outstanding as of December 31, 2022 would result in a change in interest expense of approximately $1.4 million annually.
We did not have investments as of December 31, 2022. We do not currently utilize derivative financial instruments to manage our interest rate risks.
Recent Accounting Pronouncements
There were no new accounting standards required to be adopted in 2022 that had a material impact on our consolidated financial statements, and we do not believe that any recently issued but not yet effective accounting standards, if adopted, would have a material impact on our consolidated financial statements.

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
Management assessed the effectiveness of CPSI’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on our assessment and those criteria, management believes that CPSI maintained effective control over financial reporting as of December 31, 2022.
We excluded Healthcare Resource Group, Inc. ("HRG"), which was included in our consolidated financial statements, from our assessment of internal control over financial reporting as of December 31, 2022 because it was acquired by the Company in a purchase business combination on March 1, 2022. The acquired business of HRG excluded from our assessment represented approximately 10% of the Company's total assets as of December 31, 2022 and approximately 10% of the Company's consolidated total revenues for the year ended December 31, 2022.
The independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and has also issued its report on the effectiveness of the Company’s internal control over financial reporting included in this report on page 63.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
Computer Programs and Systems, Inc.:

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Computer Programs and Systems, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated March 16, 2023 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company's internal control over financial reporting does not include the internal control over financial reporting of Healthcare Resource Group, Inc. ("HRG"), a wholly-owned subsidiary whose financial statements reflect total assets and revenues each constituting 10% of the related consolidated financial statement amounts as of and for the year ended December 31, 2022. As indicated in Management's Report, HRG was acquired during 2022. Management's assertion on the effectiveness of the Company's internal control over financial reporting excluded internal control over financial reporting of HRG.

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
March 16, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Stockholders
Computer Programs and Systems, Inc.:

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Computer Programs and Systems, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule included under item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 16, 2023 expressed an unqualified opinion.

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

Atlanta, Georgia
March 16, 2023

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$6,951	$11,431
Accounts receivable, net of allowance for credit losses of $2,854 and $1,826, respectively	51,311	34,431
Financing receivables, current portion, net	4,474	6,488
Inventories	784	855
Prepaid income taxes	701	4,599
Prepaid expenses and other	10,338	11,194
Total current assets	74,559	68,998
Property and equipment, net	9,884	11,590
Software development costs, net	27,257	11,644
Operating lease assets	7,567	7,097
Financing receivables, net of current portion	3,312	7,231
Other assets, net of current portion	8,131	3,874
Intangible assets, net	102,000	95,203
Goodwill	198,253	177,713
Total assets	$430,963	$383,350
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,035	$8,079
Current portion of long-term debt	3,141	4,394
Deferred revenue	11,590	11,529
Accrued vacation	6,214	5,262
Other accrued liabilities	16,475	17,163
Total current liabilities	44,455	46,427
Long-term debt, net of current portion	136,388	94,966
Operating lease liabilities	5,651	5,505
Deferred tax liabilities	12,758	13,880
Total liabilities	199,252	160,778
Stockholders’ equity:
Common stock, $0.001 par value per share; 30,000 shares authorized; 14,913 shares issued at December 31, 2022 and 14,734 shares issued at December 31, 2021	15	15
Additional paid-in capital	192,275	187,079
Retained earnings	53,921	38,054
Treasury stock, 483 shares at December 31, 2022 and 89 shares at December 31, 2021	(14,500)	(2,576)
Total stockholders’ equity	231,711	222,572
Total liabilities and stockholders’ equity	$430,963	$383,350
The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year ended December 31,
	2022	2021	2020
Sales revenues:
RCM	$179,870	$131,242	$107,431
EHR	139,823	143,109	152,954
Patient engagement	6,955	6,278	4,103
Total sales revenues	326,648	280,629	264,488
Costs of sales (exclusive of amortization shown separately below):
RCM	97,010	66,015	57,461
EHR	71,347	70,664	69,361
Patient engagement	3,856	3,068	1,420
Total costs of sales	172,213	139,747	128,242
Gross profit	154,435	140,882	136,246
Operating expenses:
Product development	30,926	30,389	33,457
Sales and marketing	27,131	21,978	22,835
General and administrative	56,192	50,022	47,479
Amortization of acquisition-related intangibles	17,403	13,786	11,421
Total operating expenses	131,652	116,175	115,192
Operating income	22,783	24,707	21,054
Other income (expense):
Other income	1,178	1,529	1,494
Gain on contingent consideration	565	—	—
Loss on extinguishment of debt	(125)	—	(202)
Interest expense	(6,320)	(3,160)	(3,562)
Total other income (expense)	(4,702)	(1,631)	(2,270)
Income before taxes	18,081	23,076	18,784
Provision for income taxes	2,214	4,646	4,538
Net income	$15,867	$18,430	$14,246
Net income per share - basic	$1.08	$1.26	$.98
Net income per share - diluted	$1.08	$1.26	$.98
Weighted average shares outstanding used in per common share computations:
Basic	14,356	14,290	14,038
Diluted	14,356	14,318	14,038
The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2019	14,356	$14	$174,618	$9,715	—	$184,347
Net income	—	—	—	14,246	—	14,246
Issuance of restricted stock	156	1	(1)	—	—	—
Forfeiture of restricted stock	(1)	—	—	—	—	—
Stock-based compensation	—	—	7,005	—	—	7,005
Treasury stock purchases	—	—	—	—	(1,261)	(1,261)
Dividends	—	—	—	(4,337)	—	(4,337)
Balance at December 31, 2020	14,511	$15	$181,622	$19,624	$(1,261)	$200,000
Net income	—	—	—	18,430	—	18,430
Issuance of restricted stock	229	—	—	—	—	—
Forfeiture of restricted stock	(6)	—	—	—	—	—
Stock-based compensation	—	—	5,457	—	—	5,457
Treasury stock purchases	—	—	—	—	(1,315)	(1,315)
Balance at December 31, 2021	14,734	$15	$187,079	$38,054	$(2,576)	$222,572
Net income	—	—	—	15,867	—	15,867
Exercise of stock option	4	—	23	—	—	23
Issuance of restricted stock	189	—	—	—	—	—
Forfeiture of restricted stock	(14)	—	—	—	—	—
Stock-based compensation	—	—	5,173	—	—	5,173
Treasury stock purchases	—	—	—	—	(11,924)	(11,924)
Balance at December 31, 2022	14,913	$15	$192,275	$53,921	$(14,500)	$231,711
The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2022	2021	2020
Operating Activities
Net income	$15,867	$18,430	$14,246
Adjustments to net income:
Provision for bad debt	992	2,592	4,370
Deferred taxes	(6,688)	3,502	2,755
Stock based compensation	5,173	5,457	7,005
Depreciation	2,443	2,156	1,790
Amortization of acquisition-related intangibles	17,403	13,786	11,421
Amortization of software development costs	3,484	931	118
Amortization of deferred finance costs	332	293	317
Gain on contingent consideration	(565)	—	—
Loss on extinguishment of debt	125	—	202
Loss on disposal of property and equipment	—	313	—
Changes in operating assets and liabilities (net of acquired assets and liabilities):
Accounts receivable	(12,428)	(3,204)	3,667
Financing receivables	6,144	8,098	6,369
Inventories	71	229	342
Prepaid expenses and other	(2,930)	(3,914)	(3,519)
Accounts payable	(1,429)	(615)	(1,088)
Deferred revenue	61	2,099	(498)
Other liabilities	422	401	2,097
Prepaid income taxes/income taxes payable	3,898	(2,810)	(452)
Net cash provided by operating activities	32,375	47,744	49,142
Investing Activities
Purchases of property and equipment	(270)	(920)	(3,336)
Purchase of business, net of cash received	(43,364)	(59,634)	—
Investment in software development	(19,097)	(9,365)	(3,328)
Net cash used in investing activities	(62,731)	(69,919)	(6,664)
Financing Activities
Dividends paid	—	—	(4,337)
Proceeds from long-term debt	575	—	64
Payments of long-term debt principal	(3,563)	(3,750)	(4,069)
Proceeds from revolving line of credit	48,000	61,000	—
Payments of revolving line of credit	(5,300)	(35,000)	(27,561)
Payments of contingent consideration	(1,935)	—	—
Proceeds from exercise of stock options	23	—	—
Treasury stock purchases	(11,924)	(1,315)	(1,261)
Net cash provided by (used in) financing activities	25,876	20,935	(37,164)
Increase (decrease) in cash and cash equivalents	(4,480)	(1,240)	5,314
Cash and cash equivalents at beginning of year	11,431	12,671	7,357
Cash and cash equivalents at end of year	$6,951	$11,431	$12,671
Continued on following page.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(In thousands)

	Year ended December 31,
	2022	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,863	$2,817	$3,245
Cash paid for income taxes, net of refund	$4,765	$3,503	$2,235
Supplemental disclosure of non-cash flow information:
Write-off of fully depreciated assets	$—	$—	$1,618
The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
1.     NATURE OF OPERATIONS
Computer Programs and Systems, Inc. (“CPSI” or the “Company”) is a leading provider of healthcare solutions and services for community hospitals, their clinics and other healthcare systems. Founded in 1979, CPSI is the parent of six companies – Evident, LLC, American HealthTech, Inc. ("AHT"), TruBridge, LLC ("TruBridge"), iNetXperts, Corp. d/b/a Get Real Health, TruCode LLC ("TruCode"), and Healthcare Resource Group, Inc ("HRG"). Our combined companies are focused on helping improve the health of the communities we serve, connecting communities for a better patient care experience, and improving the financial operations of our customers. Evident provides comprehensive acute care EHR solutions for community hospitals and their affiliated clinics. AHT is one of the nation’s largest providers of post-acute care EHR solutions and services for post-acute care facilities. TruBridge focuses on providing business, consulting and managed IT services, along with its complete RCM solution, for all care settings. Get Real Health focuses on solutions aimed at improving patient engagement for individuals and healthcare providers. TruCode provides medical coding software that enables complete and accurate code assignment for optimal reimbursement. HRG provides specialized RCM solutions for facilities of all sizes.
2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements of CPSI include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
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
Presentation
Commencing with the fourth quarter of 2022, the Company realigned its reporting structure due to certain organizational changes. As a result, the Company changed its three reportable segments from (i) TruBridge, (ii) Acute Care Electronic Health Records ("EHR"), and (iii) Post-acute Care EHR to (i) Revenue Cycle Management ("RCM"), (ii) EHR, and (iii) Patient Engagement. All prior segment information has been recast to reflect the Company's new segment structure and current period presentation. Refer to Note 18 - Segment Reporting for more information.
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
Business Combinations
We apply business combination accounting when we acquire a business. Business combinations are accounted for at fair value. The associated acquisition costs are expensed as incurred and recorded in general and administrative expenses; restructuring costs associated with a business combination are expensed as incurred; contingent consideration is measured at fair value at the acquisition date, with changes in fair value after the acquisition date affecting earnings; changes in deferred tax asset valuation allowances and income tax uncertainties after the measurement period affect income tax expense; and goodwill is determined as the excess of the fair value of the consideration conveyed in the acquisition over the fair value of the net assets acquired. The accounting for business combinations requires estimates and judgments as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets and liabilities acquired. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, are based on management's estimates and assumptions, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill, or require acceleration of the amortization expense of finite-lived intangible assets. The results of the acquired businesses' operations are included in the Consolidated Statements of Operations of the combined entity beginning on the date of the acquisition. We have applied this acquisition method to the transactions described in Note 3 - Business Combinations.
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
As part of our annual goodwill impairment test, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a quantitative goodwill impairment assessment, which compares the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the total amount of goodwill allocated to that reporting unit. If the fair value of the reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered to be impaired. We determined there was no impairment to goodwill for any of the years ended December 31, 2022, 2021 or 2020.
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
We assess the recoverability of intangible assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount is not recoverable if it exceeds the undiscounted sum of cash flows expected to result from the use and eventual disposition of the asset. If the asset is not recoverable, the impairment loss is measured by the excess of the asset's carrying amount over its fair value. We determined there was no impairment to purchased intangible assets as of December 31, 2022, 2021 or 2020.
Revenue Recognition
Revenue is recognized upon transfer of control of promised products or services to clients in an amount that reflects the consideration we expect to receive in exchange for those products and services. We enter into contracts that can include various combinations of products and services, which are generally distinct and accounted for as separate performance obligations. The Company employs the 5-step revenue recognition model under Accounting Standards Codification 606, Revenue from Contracts with Customers, to: (1) identify the contract with the client, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation.
Revenue is recognized net of shipping charges and any taxes collected from clients, which are subsequently remitted to governmental authorities.
•Revenue Cycle Management
Our RCM business unit provides an array of business processing services ("BPS") consisting of accounts receivable management, private pay services, insurance services, medical coding, electronic billing, statement processing, payroll processing, and contract management. Fees are recognized over the period of the client contractual relationship as the services are performed based on the stand-alone selling price ("SSP"), net of discounts. SSP for BPS services is determined based on observable stand-alone selling prices. Fees for many of these services are invoiced, and revenue recognized accordingly, based on the volume of transactions or a percentage of client accounts receivable collections. Payment is due monthly for BPS with certain amounts varying based on utilization and/or volumes.
Our RCM business unit also provides professional IT services. Revenue from professional IT services is recognized as the services are performed based on SSP, which is determined by observable stand-alone selling prices. Payment is due monthly as services are performed.
Lastly, our RCM business unit also provides certain software solutions and related support under Software as a Service ("SaaS") arrangements and time-based software licenses. Revenue from SaaS arrangements is recognized in a manner consistent with SaaS arrangements for EHR software, as discussed below. Revenue from time-based software licenses is recognized upon delivery to the client (“point in time”) and revenue from non-license components (i.e., support) is recognized ratably over the respective contract term (“over time”).

SSP for time-based licenses is determined using the residual approach, while the non-license component is based on cost plus reasonable margin.
•Electronic Health Records
The Company enters into contractual obligations to sell perpetual software licenses, installation, conversion, and related training services, software application support, hardware, and hardware maintenance services to acute care community hospitals and post-acute providers.
•Non-recurring Revenues
•Perpetual software licenses and installation, conversion, and related training services are not considered separate and distinct performance obligations due to the proprietary nature of our software and are, therefore, accounted for as a single performance obligation on a module-by-module basis. Revenue is recognized as each module's implementation is completed based on the module's SSP, net of discounts. We determine each module's SSP using the residual method. Fees for licenses and installation, conversion, and related training services are typically due in three installments: (1) at placement of order, (2) upon installation of software and commencement of training, and (3) upon satisfactory completion of monthly accounting cycle or end-of-month operation by application and as applicable for each application. Often, short-term and/or long-term financing arrangements are provided for software implementations; refer to Note 11 - Financing Receivables for further information. EHR implementations include a system warranty that terminates thirty days from the software go-live date, the date which the client begins using the system in a live environment.
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
Refer to Note 18 of the consolidated financial statements for further information, including revenue by client base (acute care or post-acute care) bifurcated by recurring and non-recurring revenue.
•Patient Engagement
The Company enters into contractual obligations to sell perpetual and term-based software licenses, implementation and customization professional services, and software application support services to a variety of healthcare organizations including hospital systems, health ministries, and government and non-profit organizations.
•Non-recurring Revenues
•Perpetual software licenses are sold only to one re-seller client and are considered a separate and distinct performance obligation. Revenue is recognized at the point in time perpetual licenses are delivered to the client, which occurs at the time of sale. The SSP of perpetual licenses is directly observable. Payment is generally due upon delivery of licenses.

•Implementation and customization services are considered a separate and distinct performance obligation. Revenue is recognized over time based on SSP, which is generally directly observable. Payment for professional services is typically due in two installments: (1) upon signature of the agreement and (2) upon customer acceptance of the delivered services.
•Recurring Revenues
•Term-based software licenses are considered a separate and distinct performance obligation. Revenue is recognized based on SSP, which is directly observable, at the point in time the term-based licenses are delivered to the client or upon annual renewal. Payment is generally due upon delivery of licenses or upon annual renewal.
•Software application support services sold with software licenses are separate and distinct performance obligations. The related revenues are recognized based on SSP, which is the renewal price, ratably over the life of the contract, which is generally three to five years. Payment is generally due for the full amount of annual support fees at the beginning of an annual license term.
Refer to Note 18 of the consolidated financial statements for further information.
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
The following table details deferred revenue for the years ended December 31, 2022 and 2021, included in the consolidated balance sheets:

	For years ended December 31,
(In thousands)	2022	2021
Beginning balance	$11,529	$8,130
Deferred revenue recorded	25,579	23,393
Deferred revenue acquired	—	1,300
Less deferred revenue recognized as revenue	(25,518)	(21,294)
Ending balance	$11,590	$11,529
The deferred revenue recorded for the years ended December 31, 2022 and 2021 is comprised primarily of the annual renewals of certain software subscriptions billed during the first quarter of each year and deposits collected for future EHR installations. The deferred revenue acquired resulted from the May 2021 acquisition of TruCode. The deferred revenue recognized as revenue during the years ended December 31, 2022 and 2021 is comprised primarily of the periodic recognition of annual renewals that were deferred until earned and deposits for future EHR installations that were deferred until earned.
•Costs to Obtain and Fulfill a Contract with a Customer
Costs to obtain a contract include the commission costs related to SaaS and RCM arrangements, which are capitalized and amortized ratably over the expected life of the customer. As a practical expedient, we generally recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset would have been one year or less. Costs to obtain a contract are expensed within sales and marketing expenses in the accompanying consolidated statements of operations.
Contract fulfillment costs related to the implementation of SaaS arrangements are capitalized and amortized ratably over the expected life of the customer. Costs to fulfill contracts consist of the payroll costs for the implementation of SaaS arrangements, including time for training, conversion, and installation that is necessary for the software to be utilized. Contract fulfillment costs are expensed within the caption "Electronic health record - Cost of sales" in the accompanying consolidated statements of operations.

Costs to obtain and fulfill contracts related to SaaS and RCM arrangements are included within the "Prepaid expenses and other" and "Other assets, net of current portion" line items on our consolidated balance sheets.
The following table details costs to obtain and fulfill contracts with customers for the years ended December 31, 2022 and 2021, included in the consolidated balance sheets:

	For years ended December 31,
(In thousands)	2022	2021
Beginning balance	$7,312	$5,992
Costs to obtain and fulfill contracts capitalized	11,361	7,256
Less costs to obtain and fulfill contracts recognized as expense	(7,096)	(5,936)
Ending balance	$11,577	$7,312
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
Significant judgment is required in determining the expected life of a customer relationship, which is the amortization period for costs to obtain and fulfill a contract that have been capitalized. The Company determined that the expected life of the customer relationship is not materially different from the initial contract term based on the characteristics of the SaaS offering.
•Remaining Performance Obligations
Disclosures regarding remaining performance obligations are not considered material as the overwhelming majority of the Company's remaining performance obligations either (a) are related to contracts with an expected duration of one year or less, or (b) exhibit revenue recognition in the amount to which the Company has the right to invoice.
Although we believe that our approach to estimates and judgments regarding revenue recognition is reasonable, actual results could differ, and we may be exposed to increases or decreases in revenue that could be material.
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
Software Development Costs
Our software solutions are offered to our clients through traditional perpetual licenses, term licenses and SaaS delivery models. Development costs associated with the solutions offered exclusively through a SaaS model are accounted for in accordance with ASC 350-40, Internal Use Software. All other client solution development costs are accounted for in accordance with ASC 985-20, Costs of Software to be Sold, Leased, or Marketed.

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

See Note 5 to the consolidated financial statements for further information relating to our software development costs.
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
Segment Reporting
Operating segments are identified as components of an enterprise about which separate discrete financial information is evaluated by the chief operating decision maker, which we refer to as the "CODM", or decision-making group in assessing performance and making decisions regarding resource allocation. The Company has prepared operating segment information based on the manner in which management disaggregates the Company's operations for making internal operating decisions. For more information, see Note 18 - Segment Reporting.
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
3.     BUSINESS COMBINATIONS
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

Consideration for the acquisition included cash (net of cash of the acquired entity) of $43.9 million (inclusive of seller's transaction expenses). During 2022, we incurred approximately $1.2 million of pre-tax acquisition costs in connection with the acquisition of HRG. Acquisition costs are included in general and administrative expenses in our consolidated statements of operations.

Our acquisition of HRG was treated as a purchase in accordance with ASC 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. Our allocation of the purchase price was based on management's judgment after evaluating several factors, including a valuation assessment.

The allocation of the purchase price paid for HRG was as follows:

(In thousands)	Purchase Price Allocation
Acquired cash	$3,989
Accounts receivable	5,655
Prepaid expenses	398
Property and equipment	467
Other assets	73
Intangible assets	24,200
Operating lease assets	1,315
Goodwill	20,750
Accounts payable and accrued liabilities	(2,403)
Deferred taxes, net	(5,565)
Operating lease liability	(1,315)
Net assets acquired	$47,564

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

Our consolidated statement of operations for the year ended December 31, 2022 includes revenues of approximately $34.1 million attributed to the acquired business since the March 1, 2022 acquisition date. However, due to the rapid pace of integration of HRG’s operations into the existing operations of our RCM business unit, the related costs are sufficiently commingled such that it is impracticable to distinguish those costs associated with HRG from those associated with the remainder of our RCM business unit. As such, the disclosure of earnings associated with this acquisition during the year ended December 31, 2022 has been omitted.

The following unaudited pro forma revenue, net income and earnings per share amounts for the years ended December 31, 2022 and 2021 give effect to the HRG acquisition as if it had been completed on January 1, 2021. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of what the operating results actually would have been during the periods presented had the HRG acquisition been completed during the periods presented. In addition, the unaudited pro forma financial information does not purport to project future operating results. The pro forma information does not fully reflect: (1) any anticipated synergies (or costs to achieve synergies) or (2) the impact of non-recurring items directly related to the HRG acquisition.

	Year Ended December 31,
(In thousands, except per share data, unaudited)	2022	2021
Pro forma revenues	$332,988	$314,474
Pro forma net income	$16,629	$16,572
Pro forma diluted earnings per share	$1.13	$1.13

Pro forma net income was calculated by adjusting the results for the applicable period to reflect (i) the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied on January 1, 2021 and (ii) the pro forma adjustment to interest expense as a result of utilizing revolver debt to finance the acquisition.
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

Consideration for the acquisition included cash (net of cash of the acquired entity) of $59.9 million (inclusive of seller's transaction expenses), plus a contingent earnout payment of up to $15.0 million tied to TruCode's earnings before interest, tax, depreciation, and amortization ("EBITDA") (subject to certain pro-forma adjustments) for the twelve- month period concluding on the anniversary date of the acquisition. During 2022, the related contingent earnout payment was finalized and paid to the former sharholders of TruCode in the amount of $1.9 million. During 2021, we incurred approximately $0.9 million of pre-tax acquisition costs in connection with the acquisition of TruCode. Acquisition costs are included in general and administrative expenses in our consolidated statements of operations.

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

4.     PROPERTY AND EQUIPMENT
Property and equipment were comprised of the following at December 31, 2022 and 2021:

(In thousands)	2022	2021
Land	$2,848	$2,848
Buildings and improvements	8,320	8,269
Computer equipment	8,228	7,868
Leasehold improvements	783	783
Office furniture and fixtures	1,008	682
Automobiles	18	18
	21,205	20,468
Less: accumulated depreciation	(11,321)	(8,878)
Property and equipment, net	$9,884	$11,590
5.     SOFTWARE DEVELOPMENT
Software development costs are accounted for in accordance with ASC 350-40, Internal-Use Software. We capitalize incurred labor costs for software development from the time the preliminary project phase is completed until the software is available for general release. Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. We estimate the useful life of our capitalized software and amortize its value on a straight-line basis over that estimated life, which is estimated to be five years. If the actual useful life of the asset is determined to be shorter than our estimated useful life, we will amortize the remaining book value over the remaining useful life, or the asset may be deemed to be impaired and, accordingly, a write-down of the value of the asset may be recorded as a charge to earnings. Amortization begins when the related features are placed in service.
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
Software development, net was comprised of the following at December 31, 2022 and 2021:

(In thousands)	2022	2021
Software development costs	$31,789	$12,693
Less: accumulated amortization	(4,532)	(1,049)
Software development costs, net	$27,257	$11,644

6.    OTHER ACCRUED LIABILITIES
Other accrued liabilities were comprised of the following at December 31, 2022 and 2021:

(In thousands)	2022	2021
Salaries and benefits	$8,430	$8,482
Severance	2,504	236
Commissions	1,280	1,158
Self-insurance reserves	1,358	1,409
Contingent consideration	—	2,500
Other	840	1,786
Operating lease liabilities, current portion	2,063	1,592
Other accrued liabilities	$16,475	$17,163
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

The following is a calculation of the basic and diluted EPS for the Company's common stock, including a reconciliation between net income and net income attributable to common stockholders for the years ended December 31, 2022, 2021, and 2020:

(In thousands, except for per share data)	2022	2021	2020
Basic EPS
Numerator
Net income	$15,867	$18,430	$14,246
Less: Net income attributable to participating securities	(311)	(409)	(429)
Net income attributable to common stockholders	$15,556	$18,021	$13,817
Denominator
Weighted average shares outstanding used in basic per common share computations	14,356	14,290	14,038
Basic EPS	$1.08	$1.26	$0.98

Diluted EPS
Numerator
Net income attributable to common stockholders for diluted EPS	$15,556	$18,021	$13,817
Denominator
Weighted average shares outstanding used in basic per common share computations	14,356	14,290	14,038
Weighted average effect of dilutive securities:
Performance share awards	—	28	—
Weighted average shares outstanding used in diluted per common share computations	14,356	14,318	14,038
Diluted EPS	$1.08	$1.26	$0.98

8.     INCOME TAXES
The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes. These provisions require a company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. The Company did not have any unrecognized tax positions as of December 31, 2022 and 2021.
The federal returns for tax years 2019 through 2021 remain open to examination, and the tax years 2018 through 2021 remain open to examination by certain other taxing jurisdictions to which the Company is subject. Additional years may be open to the extent attributes are being carried forward to an open year.
Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized.

Deferred tax assets and liabilities were comprised of the following at December 31, 2022 and 2021:

(In thousands)	2022	2021
Deferred tax assets:
Accounts receivable and financing receivables	$877	$625
Accrued vacation	907	678
Stock-based compensation	1,909	1,905
Deferred revenue	1,002	988
Research expenditures	9,779	—
Accrued severance	490	44
Right of use asset	1,848	1,740
Credits	—	2,472
Other	(93)	15
Net operating loss	3,738	3,560
Deferred tax assets	20,457	12,027
Less: Valuation allowance	604	622
Total deferred tax assets	$19,853	$11,405
Deferred tax liabilities:
Intangible assets	$20,941	$18,002
Accrued liabilities and other	9,259	4,668
Fixed assets	527	875
Right of use liability	1,884	$1,740
Total deferred tax liabilities	$32,611	$25,285
Total net deferred tax liability	$(12,758)	$(13,880)
Under the Tax Cuts and Jobs Act, Internal Revenue Code ("IRC") Section 174 amended the federal tax treatment of research or experimental expenditures paid or incurred during the tax year, which allowed for expensing of such costs in the year incurred for federal income tax purposes. Effective for the 2022 tax year, taxpayers are required to capitalize and amortize specified research or experimental expenditures over a five-year period. As a result of the change to IRC Section 174, a deferred tax asset of $9.8 million was recorded for the tax year ended December 31, 2022.
Significant components of the income tax provision for the years ended December 31, 2022, 2021 and 2020 were as follows:

(In thousands)	2022	2021	2020
Current provision:
Federal	$6,482	$731	$244
State	2,420	413	1,539
Deferred provision:
Federal	(4,769)	3,331	2,766
State	(1,919)	171	(11)
Total income tax provision	$2,214	$4,646	$4,538

The difference between income taxes at the U.S. federal statutory income tax rate of 21% for the years ended December 31, 2022, 2021 and 2020, and those reported in the consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020 are as follows:

(In thousands)	2022	2021	2020
Income taxes at U.S. federal statutory rate	$3,797	$4,846	$3,945
Provision-to-return adjustments	(539)	117	455
State income tax, net of federal tax effect	428	509	908
Tax credits	(1,254)	(1,274)	(958)
Contingent consideration	(406)	—	—
Stock-based compensation	(112)	(74)	255
Non-deductible compensation - 162(m)	306	510	—
Other	(6)	12	(67)
Total income tax provision	$2,214	$4,646	$4,538
Our effective tax rates for the years ended December 31, 2022, 2021 and 2020 were 12%, 20% and 24% respectively. Our effective tax rate for 2022 was impacted by the non-taxable nature of our recorded gain on contingent consideration, which served to reduce the year's effective tax rate by 2.2%, while lowered provision-to-return adjustments resulted in an incremental 3.5% decrease in our effective tax rate for 2022 compared to 2021.
We have federal net operating loss carryforwards related to the acquisition of HHI and Get Real Health of $5.9 million, $7.9 million and $12.2 million for the years ending December 31, 2022, 2021, and 2020, respectively, which expire at various dates from 2026 to 2035. We have state net operating loss carryforwards related to the acquisition of HHI and Get Real Health of $39.8 million, $29.9 million and $34.4 million for the years ending December 31, 2022, 2021, and 2020, respectively, which expire at various dates from 2023 to 2036.
Realization of deferred tax assets associated with the state net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration. We believe it is more likely than not that the benefit from certain state NOL carryforwards associated with the acquisition of Get Real Health will not be realized. In recognition of this risk, we have provided a valuation allowance on the deferred tax assets related to these state NOL carryforwards of $0.6 million after both December 31, 2022 and 2021, respectively.
9.    STOCK-BASED COMPENSATION AND EQUITY
The Company's stock-based compensation awards are in the form of restricted stock and performance share awards granted pursuant to the Company's Amended and Restated 2019 Incentive Plan (the "Plan"). Stock-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee’s or non-employee director’s requisite service period. As of December 31, 2022, there was a total of 1,168,382 shares of common stock reserved under the Plan for issuance under future share-based payment arrangements.
The following table details total stock-based compensation expense for the years ended December 31, 2022, 2021 and 2020, included in the consolidated statements of operations:

(In thousands)	2022	2021	2020
Costs of sales	$809	$990	$1,474
Operating expenses	4,364	4,467	5,531
Pre-tax stock-based compensation expense	5,173	5,457	7,005
Less: income tax effect	(1,086)	(1,146)	(1,471)
Net (after tax) stock-based compensation expense	$4,087	$4,311	$5,534
As of December 31, 2022, there was $6.0 million of unrecognized compensation cost related to unvested or unearned, as applicable, stock-based compensation arrangements granted under the Plan, which is expected to be recognized over a weighted-average period of 1.9 years.
Restricted Stock
The Company grants restricted stock to executive officers, certain key employees and non-employee directors under the Plan with the fair value of the awards representing the fair value of the common stock on the date the restricted stock is granted. Shares of restricted stock generally vest in equal annual installments over the applicable vesting period, which ranges from one to three years. The Company records expenses for these grants on a straight-line basis over the applicable vesting periods. Shares of restricted stock have also been issued pursuant to the settlement of performance share awards with one-year performance periods, for which the Company records expenses in the manner described in the "Performance Share Awards" section below. Although no such one-year performance share awards were granted during 2022, shares issued pursuant to past one-year performance share awards are still subject to vesting.
A summary of restricted stock activity (including shares of restricted stock issued pursuant to the settlement of performance share awards) under the Plan during the years ended December 31, 2022, 2021 and 2020 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested stock outstanding at January 1, 2020	525,859	$30.51
Granted	136,771	26.16
Performance share awards converted to restricted stock	19,678	30.15
Vested	(268,067)	30.80
Forfeited	(1,274)	26.16
Unvested stock outstanding at December 31, 2020	412,967	$28.87
Granted	153,700	31.22
Vested	(245,455)	29.16
Forfeited	(6,329)	29.10
Unvested stock outstanding at December 31, 2021	314,883	$29.79
Granted	161,375	34.22
Vested	(181,405)	29.79
Forfeited	(13,692)	31.66
Unvested stock outstanding at December 31, 2022	281,161	$32.24
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
A summary of performance share award activity under the Plan for the years ended December 31, 2022, 2021 and 2020, is as follows, based on the target award amounts set forth in the performance share award agreements:

	Shares	Weighted-Average Grant-Date Fair Value
Performance share awards outstanding at January 1, 2020	200,709	$30.75
Granted	107,298	26.96
Forfeited or unearned	(35,477)	30.15
Performance share awards converted to restricted stock	(19,678)	30.15
Performance share awards outstanding at December 31, 2020	252,852	$29.27
Granted	93,444	31.26
Forfeited or unearned	(20,373)	29.92
Performance share awards converted to restricted stock	(75,971)	30.50
Performance share awards outstanding at December 31, 2021	249,952	$29.59
Granted	101,799	37.98
Forfeited or unearned	(72,059)	32.74
Vested and issued	(27,317)	31.75
Performance share awards outstanding at December 31, 2022	252,375	$31.84
Stock Repurchases
On September 4, 2020, our Board of Directors approved a stock repurchase program under which we may repurchase up to $30.0 million of our common stock through September 3, 2022. On July 27, 2022, the Board of Directors extended the expiration date of the stock repurchase program to September 4, 2024. During 2022, we repurchased 340,732 shares. The approximate value of shares that may yet be repurchased under the stock repurchase program was $17.9 million as of December 31, 2022. Any future stock repurchase transactions may be made through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Any repurchase activity will depend on many factors, such as the availability of shares of our common stock, general market conditions, the trading price of our common stock, alternative uses for capital, the Company's financial performance, compliance with the terms of our Amended and Restated Credit Agreement and other factors. Concurrent with the authorization of this stock repurchase program, the Board of Directors opted to indefinitely suspend all quarterly dividends.
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

11.     FINANCING RECEIVABLES
Short-Term Payment Plans
The Company provides fixed monthly payment arrangements ("short-term payment plans") over terms ranging from three to twelve months for certain add-on software installations. As a practical expedient, we do not adjust the amount of consideration recognized as revenue for the financing component as unearned income when we expect payment within one year or less. These receivables, included in the current portion of financing receivables, were comprised of the following on December 31, 2022 and 2021:

(In thousands)	2022	2021
Short-term payment plans, gross	$330	$121
Less: allowance for credit losses	(16)	(6)
Short-term payment plans, net	$314	$115
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
The decrease in long-term financing arrangement balances during 2022 is primarily a result of the continued evolution of customer licensing preferences. Although the overwhelming majority of our historical EHR installations prior to 2019 were made under a perpetual license model, the dramatic shift in customer preferences to a SaaS license model began during 2019 with 49% of the year's new acute care EHR installations being performed in a SaaS model, compared to only 12% in 2018. The shift in customer preference toward a SaaS model has since continued, with SaaS installations representing approximately 68% of new acute care EHR installations in 2020, 63% in 2021 and 100% in 2022. Due to the nature of the revenue recognition requirements for SaaS arrangements coupled with recurring monthly payments, these arrangements do not give rise to long-term financing arrangements.
The components of these receivables were as follows on December 31, 2022 and 2021:

(In thousands)	2022	2021
Long-term financing arrangements, gross	$8,683	$15,659
Less: allowance for credit losses	(533)	(716)
Less: unearned income	(678)	(1,339)
Long-term financing arrangements, net	$7,472	$13,604
Future minimum payments to be received subsequent to December 31, 2022 are as follows:

(In thousands)
2023	$4,533
2024	2,665
2025	1,309
2026	153
2027	15
Thereafter	8
Total minimum payments to be received	8,683
Less: allowance for credit losses	(533)
Less: unearned income	(678)
Receivables, net	$7,472

Credit Quality of Financing Receivables and Allowance for Credit Losses
The following table is a roll-forward of the allowance for financing credit losses for the years ended December 31, 2022 and 2021:

(In thousands)	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
December 31, 2022	$722	$(211)	$38	$—	$549
December 31, 2021	$1,489	$481	$(1,248)	$—	$722
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
Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. To facilitate customer collection and credit monitoring efforts, financing receivable amounts are invoiced and reclassified to trade accounts receivable when they become due, with all invoiced amounts placed on nonaccrual status. As a result, all past due amounts related to the Company’s financing receivables are included in trade accounts receivable in the accompanying consolidated balance sheets. The following is an analysis of the age of financing receivables amounts (excluding short-term payment plans) that have been reclassified to trade accounts receivable and were past due as of December 31, 2022 and 2021:

(In thousands)	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due
December 31, 2022	$1,086	$278	$283	$1,647
December 31, 2021	$713	$78	$73	$864
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

(In thousands)	December 31, 2022	December 31, 2021
Stratification of uninvoiced client financing receivables based on aging of related trade accounts receivable:
Uninvoiced client financing receivables related to trade accounts receivable that are 1 to 90 Days Past Due	$3,876	$9,100
Uninvoiced client financing receivables related to trade accounts receivable that are 91 to 180 Days Past Due	1,369	329
Uninvoiced client financing receivables related to trade accounts receivable that are 181+Days Past Due	1,894	386
Total uninvoiced client financing receivables balances of clients with a trade accounts receivable	$7,139	$9,815
Total uninvoiced client financing receivables of clients with no related trade accounts receivable	866	4,505
Total financing receivables with contractual maturities of one year or less	330	121
Less: allowance for credit losses	(549)	(722)
Total financing receivables	$7,786	$13,719

12.     INTANGIBLE ASSETS AND GOODWILL
Our purchased definite-lived intangible assets as of December 31, 2022 and 2021 are summarized as follows:

Total	December 31, 2022
(In thousands)	Customer Relationships	Trademark	Developed Technology	Non-compete Agreements	Total
Gross carrying amount, beginning of period	$112,570	$12,320	$37,600	$—	$162,490
Intangible assets acquired	19,600	—	3,200	1,400	24,200
Accumulated amortization	(52,371)	(6,076)	(26,010)	(233)	(84,690)
Net intangible assets as of December 31, 2022	$79,799	$6,244	$14,790	$1,167	$102,000
Weighted average remaining years of useful life	8	13	8	4	10

	December 31, 2021
(In thousands)	Customer Relationships	Trademark	Developed Technology	Non-compete Agreements	Total
Gross carrying amount, beginning of period	$84,370	$11,120	$29,700	$—	$125,190
Intangible assets acquired	28,200	1,200	7,900	—	37,300
Accumulated amortization	(41,738)	(5,177)	(20,372)	—	(67,287)
Net intangible assets as of December 31, 2021	$70,832	$7,143	$17,228	$—	$95,203

The following table represents the remaining amortization of definite-lived intangible assets as of December 31, 2022:

(In thousands)
For the year ended December 31,
2023	$16,058
2024	14,523
2025	14,208
2026	12,919
2027	9,047
Due thereafter	35,245
Total	$102,000
The following table sets forth the change in the carrying amount of goodwill by segment for the years ended December 31, 2022, 2021, and 2020:

(In thousands)	Revenue cycle	Electronic health record	Patient engagement	Total
Balance as of December 31, 2019	$13,784	$126,665	$9,767	$150,216
Balance as of December 31, 2020	13,784	126,665	9,767	150,216
Goodwill acquired	27,497	—	—	27,497
Balance as of December 31, 2021	41,281	126,665	9,767	177,713
Goodwill acquired	20,540	—	—	20,540
Balance as of December 31, 2022	$61,821	$126,665	$9,767	$198,253
We determined there was no impairment to goodwill as of December 31, 2022, 2021, or 2020.
13.     LONG-TERM DEBT
Long-term debt was comprised of the following at December 31, 2022 and 2021:

(In thousands)	December 31, 2022	December 31, 2021
Term loan facility	$67,375	$69,375
Revolving credit facility	73,700	31,000
Debt obligations	141,075	100,375
Less: debt issuance costs	(1,546)	(1,015)
Debt obligation, net	139,529	99,360
Less: current portion	(3,141)	(4,394)
Long-term debt	$136,388	$94,966
As of December 31, 2022, the carrying value of debt approximates the fair value due to the variable interest rate which reflects market rates. The interest rate for the outstanding debt under our term loan facility and revolving credit facility as of December 31, 2022 was 6.39%.
Credit Agreement
In conjunction with our acquisition of HHI in January 2016, we entered into a syndicated credit agreement with Regions Bank ("Regions") serving as administrative agent, which provided for a $125 million term loan facility and a $50 million revolving credit facility. On June 16, 2020, we entered into an Amended and Restated Credit Agreement that increased the aggregate principal amount of our credit facilities to $185 million, which included a $75 million term loan facility and a $110 million revolving credit facility. On May 2, 2022, we entered into a First Amendment (the "First Amendment") to the Amended and Restated Credit Agreement, that increased the aggregate principal amount of our credit facilities to $230 million , which included a $70 million term loan facility and a $160 million revolving credit facility. In addition, the interest rate provisions of the First Amendment reflect the transition from the London Interbank Offered Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR") as the new benchmark interest rate for each loan.

Each of our credit facilities continues to bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted SOFR rate for the relevant interest period, subject to a floor of 0.50%, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month SOFR rate, subject to the aforementioned floor, plus one percent per annum, or (3) a combination of (1) and (2). The applicable margin for SOFR loans and the letter of credit fee ranges from 1.8% to 3.0%. The applicable margin for base rate loans ranges from 0.8% to 2.0%, in each case based on the Company's consolidated net leverage ratio.
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
Anticipated annual future maturities of the term loan facility and revolving credit facility are as follows as of December 31, 2022:

(In thousands)
2023	$3,500
2024	3,500
2025	3,500
2026	3,500
Thereafter	127,075
$141,075
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
The First Amendment provides incremental facility capacity of $75 million, subject to certain conditions. The Amended and Restated Credit Agreement, as amended by the First Amendment, includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated net leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. The First Amendment requires the Company to maintain a minimum fixed charge coverage ratio of 1.25:1.00 throughout the duration of such agreement. Under the First Amendment, the Company is required to comply with a maximum consolidated net leverage ratio of 3.75:100 for each quarter through March 31, 2023, after which time the maximum consolidated net leverage ratio will be 3.50:1.00. Further, under the First Amendment, in connection with any acquisition by the Company exceeding $25 million, the Company may elect to increase the maximum permitted consolidated net leverage ratio for the fiscal quarter in which the acquisition occurs and each of the following three fiscal quarters by 0.50:1.00 above the otherwise permitted maximum. If the consolidated net leverage ratio is less than 2.50:1:00, there is no limit on the amount of incremental facilities. The Amended and Restated Credit Agreement, as amended also contains customary representations and warranties, affirmative covenants and events of default. We believe that we were in compliance with the covenants contained in the credit agreement as of December 31, 2022. On March 9, 2023, the calculation of the fixed charge coverage ratio was amended to specifically exclude from the definition of fixed charges the Company's share repurchases conducted during the third and fourth quarters of 2022. Any failure by us to comply with this or another covenant in the future may result in an event of default. There can be no assurance that we will be able to continue to comply with this covenant or obtain amendments to avoid future covenant violations, or that such amendments will be available on commercially acceptable terms.

The First Amendment removed the requirement that the Company mandatorily prepay the credit facilities with excess cash flow generated during the previous fiscal year. The Company is permitted to voluntarily prepay our credit facilities at any time without penalty, subject to customary “breakage” costs with respect to prepayments of SOFR rate loans made on a day other than the last day of any applicable interest period.
14.     BENEFIT PLANS
In January 1994, the Company adopted the CPSI 401(k) Retirement Plan that covers all eligible employees of the Company. The plan allows eligible employees to contribute up to 60% of their pre-tax earnings up to the statutory limit prescribed by the Internal Revenue Service. The Company matches a discretionary amount determined by the Board of Directors. The Company contributed approximately $3.5 million, $3.2 million, and $3.2 million to the plan for the years ended December 31, 2022, 2021 and 2020, respectively.
The Company provides certain health and medical benefits to eligible employees, their spouses and dependents pursuant to a benefit plan funded by the Company. Each participating employee contributes to the Company’s costs associated with such benefit plan. The Company’s obligation to fund this benefit plan and pay for these benefits is limited through the Company’s purchase of an insurance policy from a third-party insurer. The amount established as a reserve is intended to recognize the Company’s estimated obligations with respect to its payment of claims and claims incurred but not yet reported under the benefit plan. Management believes that the recorded liability for medical self-insurance at December 31, 2022 and 2021 is adequate to cover the losses and claims incurred, but these reserves are based on estimates and the amount ultimately paid may be more or less than such estimates.
15.     OPERATING LEASES
The Company leases office space in various locations in Alabama, Pennsylvania, Minnesota, Maryland, Mississippi and Washington. These leases have terms expiring from 2022 through 2030 but do contain optional extension terms. Leases with an initial term of 12 months or less are not recorded on the balance sheet. We recognize lease expense on a straight-line basis over the lease term.
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
Supplemental balance sheet information related to operating leases is as follows:

(In thousands)	December 31, 2022
Operating lease assets:
Operating lease assets	$7,567
Operating lease liabilities:
Other accrued liabilities	2,063
Operating lease liabilities, net of current portion	5,651
Total operating lease liabilities	$7,714
Weighted average remaining lease term in years	5
Weighted average discount rate	4.4%
Because our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. We used the incremental borrowing rate on January 1, 2019, for operating leases that commenced prior to that date.

The future minimum lease payments payable under these operating leases subsequent to December 31, 2022 are as follows:

(In thousands)
2023	$2,063
2024	1,994
2025	1,258
2026	1,225
2027	911
Thereafter	1,154
Total lease payments	8,605
Less imputed interest	(891)
Total	$7,714
Total rent expense for the years ended December 31, 2022, 2021, and 2020 was $2.2 million, $1.8 million, and $1.7 million, respectively.
Total cash paid for amounts included in the measurement of lease liabilities within operating cash flows from operating leases for the year ended December 31, 2022, 2021, and 2020 was $2.2 million, $1.8 million, and $1.7 million, respectively.
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
As of December 31, 2022, we did not have any instruments that require fair value measurement.

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

18.     SEGMENT REPORTING
Our chief operating decision makers ("CODM") previously utilized the following three operating segments, "Acute Care EHR", "Post-acute Care EHR" and "TruBridge". However, in the fourth quarter of 2022, the Company made a number of changes to its organizational structure and management system to better align the Company's operating model to its strategic initiatives. As a result of these changes, the Company revised its operating segments. The new operating and reportable segments, based on our three distinct business units with unique market dynamics and opportunities, are RCM, EHR, and "Patient Engagement". These segments represent the components of the Company for which separate financial information is available that is utilized on a regular basis by the CODM in assessing segment performance and in allocating the Company's resources. Management evaluates the performance of the segments based on revenues and adjusted EBITDA. The Company previously evaluated the performance of the segments based on segment gross profit. Management believes adjusted EBITDA is a useful measure to assess the performance and liquidity of the Company as it provides meaningful operating results by excluding the effects of expenses that are not reflective of its operating business performance. Our CODM group is comprised of the Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer. Accounting policies for each of the reportable segments are the same as those used on a consolidated basis. The segment disclosures below for the years ended December 31, 2022, 2021, and 2020 have been recast to conform to the current year presentation.
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

The following table presents a summary of the revenues and adjusted EBITDA of our three operating segments for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Revenues:
RCM	$179,870	$131,242	$107,431
EHR
Recurring revenue
Acute Care EHR	$109,340	$108,440	$105,597
Post-acute Care EHR	$15,384	$16,472	$16,272
Total recurring EHR revenues	124,724	124,912	121,869
Non-recurring revenue
Acute Care EHR	$13,138	$16,939	$29,173
Post-acute Care EHR	$1,961	$1,258	$1,912
Total non-recurring EHR revenues	15,099	18,197	31,085
Total EHR revenue	139,823	143,109	152,954
Patient engagement	6,955	6,278	4,103
Total revenues	$326,648	$280,629	$264,488

Adjusted EBITDA by Segment:
RCM	36,242	30,211	22,780
EHR	19,091	23,061	21,488
Patient engagement	566	(595)	(881)
Total adjusted EBITDA	$55,899	$52,677	$43,387

The following table reconciles net income to adjusted EBITDA:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Net income, as reported	$15,867	$18,430	$14,246
Deferred revenue and other acquisition-related adjustments	109	747	—
Depreciation expense	2,443	2,156	1,790
Amortization of software development costs	3,484	931	118
Amortization of acquisition-related intangibles	17,403	13,786	11,421
Stock-based compensation	5,173	5,457	7,005
Severance and other non-recurring charges	4,504	4,892	1,999
Interest expense and other, net	5,267	1,632	2,270
Gain on contingent consideration	(565)	—	—
Provision for income taxes	2,214	4,646	4,538
Total adjusted EBITDA	$55,899	$52,677	$43,387

19.     SUBSEQUENT EVENTS
On March 10, 2023, the Company entered into an amendment to the credit agreement with Regions. The calculation of the fixed charge coverage ratio was amended to specifically exclude from the definition of fixed charges the Company's share repurchases conducted during the third and fourth quarters of 2022. Any failure by us to comply with this or another covenant in the future may result in an event of default. There can be no assurance that we will be able to continue to comply with this covenant or obtain amendments to avoid future covenant violations, or that such amendments will be available on commercially acceptable terms.

SCHEDULE II
COMPUTER PROGRAMS AND SYSTEMS, INC.
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description		Balance at beginning of period	Additions charged to cost and expenses (1)	Deductions (2)	Balance at end of period
Allowance for credit losses deducted from accounts receivable in the balance sheet	2020	$2,078	$2,825	$(3,202)	$1,701
	2021	$1,701	$2,111	$(1,986)	$1,826
	2022	$1,826	$1,203	$(175)	$2,854
(1) Adjustments to allowance for change in estimates.
(2) Uncollectible accounts written off, net of recoveries.

Description		Balance at beginning of period	Additions charged to cost and expenses (1)	Deductions (2)	Balance at end of period
Allowance for credit losses deducted from financing receivables in the balance sheet	2020	$2,971	$1,632	$(3,114)	$1,489
	2021	$1,489	$481	$(1,248)	$722
	2022	$722	$(211)	$38	$549
(1) Adjustments to allowance for change in estimates.
(2) Uncollectible accounts written off, net of recoveries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations to the effectiveness of any system of disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been prevented or detected on a timely basis. Even disclosure controls and procedures determined to be effective can only provide reasonable assurance that their objectives are achieved.
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
Changes in Internal Control over Financial Reporting
On March 1, 2022, we acquired Healthcare Resource Group, Inc. (“HRG”), as further described in Note 3 to the consolidated financial statements. We continue to integrate policies, processes, people, technology and operations for our combined operations, and will continue to evaluate the impact of any related changes to internal controls over financial reporting during the fiscal year.

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
This report is included in Item 8 on page 62 and is incorporated herein by reference.
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
This report is included in Item 8 on page 63 and is incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION.

On March 10, 2023, the Company entered into a Second Amendment (the “Second Amendment”) to that certain Amended and Restated Credit Agreement, dated as of June 16, 2020 (as amended, the “Credit Agreement”), by and among the Company; certain subsidiaries of the Company, as guarantors (collectively, the “Subsidiary Guarantors”); Regions Bank, as administrative agent and collateral agent; and various other lenders from time to time.
The Second Amendment modified the fixed charge coverage ratio requirement provided for in the Credit Agreement by excluding from the definition of Consolidated Fixed Charges any purchases of Equity Interests (as defined in the Credit Agreement) of the Company made by the Company between July 1, 2022 and September 30, 2022, in an aggregate amount of up to $4,000,000, and between October 1, 2022 and December 31, 2022, in an aggregate amount of up to $3,676,000.
The Company’s obligations under the Credit Agreement continue to be secured pursuant to the Amended and Restated Pledge and Security Agreement, dated as of June 16, 2020, by and among the parties identified as Obligors therein and Regions Bank, as collateral agent, on a first priority basis by a security interest in substantially all of the tangible and intangible personal assets (subject to certain exceptions) of the Company and the Subsidiary Guarantors, including certain registered intellectual property and the capital stock of certain of the Company’s direct and indirect subsidiaries. The Company’s obligations under the Credit Agreement also continue to be guaranteed by the Subsidiary Guarantors.
The foregoing description of the Second Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Second Amendment, a copy of which is filed as an exhibit to this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
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
Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from CPSI’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (the "2023 Proxy Statement") to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2023 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2023 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2023 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2023 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) and (2) and (c) – Financial Statements and Financial Statement Schedules.
Financial Statements: The Financial Statements and related Financial Statements Schedule of CPSI are included herein in Part II, Item 8.
(a)(3) and (b) – Exhibits.
The exhibits listed on the Exhibit Index beginning on page 103 of this Annual Report on Form 10-K are filed herewith or are incorporated herein by reference.

ITEM 16.	FORM 10-K SUMMARY
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 16th day of March, 2023.

COMPUTER PROGRAMS AND SYSTEMS, INC.

By:	/s/ Christopher L. Fowler
Christopher L. Fowler
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christopher L. Fowler	President, Chief Executive Officer and Director (principal executive officer)	March 16, 2023
Christopher L. Fowler

/s/ Matt J. Chambless	Chief Financial Officer (principal financial officer)	March 16, 2023
Matt J. Chambless

/s/ David A. Dye	Chief Operating Officer and Director	March 16, 2023
David A. Dye

/s/ James B. Britain	Vice President – Finance and Controller (principal accounting officer)	March 16, 2023
James B. Britain

/s/ Glenn P. Tobin	Chairperson of the Board	March 16, 2023
Glenn P. Tobin

/s/ Regina M. Benjamin	Director	March 16, 2023
Regina M. Benjamin

/s/ Christopher T. Hjelm	Director	March 16, 2023
Christopher T. Hjelm

/s/ Charles P. Huffman	Director	March 16, 2023
Charles P. Huffman

/s/ Denise W. Warren	Director	March 16, 2023
Denise W. Warren

Exhibit Index

Exhibit Number	Description

2.1
Agreement and Plan of Merger and Reorganization, dated as of November 25, 2015, by and among Computer Programs and Systems, Inc., HHI Merger Sub I, Inc., HHI Merger Sub II, Inc., Healthland Holding Inc. and AHR Holdings, LLC (filed as Exhibit 2.1 to the CPSI’s Current Report on Form 8-K dated December 1, 2015 and incorporated herein by reference)

2.2
Amendment to Agreement and Plan of Merger and Reorganization, dated as of January 8, 2016, by and among Computer Programs and Systems, Inc., Healthland Holding, Inc. and AHR Holdings, LLC (filed as Exhibit 2.2 to the CPSI’s Current Report on Form 8-K dated January 8, 2016 and incorporated herein by reference)

2.3
Stock Purchase Agreement, dated March 1, 2022, by and among Computer Programs and Systems, Inc., Healthcare Resource Group, Inc., the Sellers named therein, and the Securityholder Representative (filed as Exhibit 2.1 to CPSI's Current Report on Form 8-K dated March 2, 2022 and incorporated herein by reference)

2.4
First Amendment to Stock Purchase Agreement, dated June 28, 2022, by and among Computer Programs and Systems, Inc., Healthcare Resource Group, Inc., the Sellers named therein, and the Securityholder Representative

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

10.8*	Computer Programs and Systems, Inc. Amended and Restated 2019 Incentive Plan (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated May 16, 2022 and incorporated herein by reference)

10.9*	Form of Performance Share Award Agreement (Three-Year) under the 2019 Incentive Plan (filed as Exhibit 10.3 to CPSI’s Current Report on Form 8-K dated May 2, 2019 and incorporated herein by reference)

10.10*	Form of Performance-Based Cash Bonus Award Agreement under the 2019 Incentive Plan (filed as Exhibit 10.4 to CPSI’s Current Report on Form 8-K dated May 2, 2019 and incorporated herein by reference)

10.11*
Form of Restricted Stock Award Agreement under the 2019 Incentive Plan (filed as Exhibit 10.18 to CPSI's Annual Report on Form 10-K for the period ended December 31, 2019 and incorporated herein by reference)

10.12*
Senior Vice President of Sales Compensation Plan for Troy D. Rosser (Oct. 1, 2021 - Dec. 31, 2021) (filed as Exhibit 10.1 to CPSI's Quarterly Report on Form 10-Q for the period ended September 30, 2021 and incorporated herein by reference)

10.13*	Senior Vice President of Sales Compensation Plan for Dawn M. Severance (Jan. 1, 2022 – Dec. 31, 2022)
10.14*
Transition Agreement, dated May 2, 2022, by and between Computer Programs and Systems, Inc. and J. Boyd Douglas, Jr. (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated May 2, 2022 and incorporated herein by reference)

10.15*
Employment Agreement, dated July 1, 2022, by and between the Company and Christopher L. Fowler (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated July 7, 2022 and incorporated herein by reference)

10.16*
Restricted Stock Award Agreement, dated July 1, 2022, by and between the Company and Christopher L. Fowler (filed as Exhibit 10.2 to CPSI’s Current Report on Form 8-K dated July 7, 2022 and incorporated herein by reference)

10.17*
Confidential General Release of Claims and Separation Agreement, dated January 11, 2023, by and between Computer Programs and Systems, Inc. and Troy D. Rosser (filed as Exhibit 10.1 to CPSI's Current Report on Form 8-K dated January 12, 2023 and incorporated herein by reference)

10.18*
Agreement, dated January 11, 2023, by and between Computer Programs and Systems, Inc. and Troy D. Rosser (filed as Exhibit 10.2 to CPSI's Current Report on Form 8-K dated January 12, 2023 and incorporated herein by reference)

10.19
Amended and Restated Credit Agreement, dated as of June 16, 2020, by and among Computer Programs and Systems, Inc., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated June 18, 2020 and incorporated herein by reference)

10.20
Amended and Restated Pledge and Security Agreement, dated as of June 16, 2020, by and among the parties identified as Obligors therein and Regions Bank, as collateral agent (filed as Exhibit 10.2 to CPSI’s Current Report on Form 8-K dated June 18,2020 and incorporated herein by reference)

10.21
First Amendment, dated as of May 2, 2022, to the Amended and Restated Credit Agreement, dated as of June 16, 2020, by and among Computer Programs and Systems, Inc., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to CPSI’s Current Report on 8-K dated May 3, 2022 and incorporated herein by reference)

10.22
Second Amendment, dated as of March 10, 2023, to the Amended and Restated Credit Agreement, dated as of June 16, 2020, by and among Computer Programs and Systems, Inc., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent

21.1	Subsidiaries of the registrant

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Stockholders' Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management compensation plan or arrangement