Form 10-Q
period 2023-03-31
COMPUTER PROGRAMS & SYSTEMS INC
filed 2023-05-10
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 8, 2023, there were 14,528,307 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.
Quarterly Report on Form 10-Q
(For the three months ended March 31, 2023)

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$6,816	$6,951
Accounts receivable (net of allowance for expected credit losses of $2,850 and $2,854, respectively)	54,731	51,311
Financing receivables, current portion, net (net of allowance for expected credit losses of $139 and $223, respectively)	4,424	4,474
Inventories	1,182	784
Prepaid income taxes	464	701
Prepaid expenses and other	14,683	10,338
Total current assets	82,300	74,559
Property and equipment, net	9,402	9,884
Software development costs, net	32,004	27,257
Operating lease assets	7,156	7,567
Financing receivables, net of current portion (net of allowance for expected credit losses of $379 and $326, respectively)	2,774	3,312
Other assets, net of current portion	6,973	8,131
Intangible assets, net	97,985	102,000
Goodwill	198,253	198,253
Total assets	$436,847	$430,963
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,640	$7,035
Current portion of long-term debt	3,141	3,141
Deferred revenue	11,637	11,590
Accrued vacation	6,467	6,214
Other accrued liabilities	15,264	16,475
Total current liabilities	49,149	44,455
Long-term debt, net of current portion	135,603	136,388
Operating lease liabilities, net of current portion	5,207	5,651
Deferred tax liabilities	13,330	12,758
Total liabilities	203,289	199,252
Stockholders’ equity:
Common stock, $0.001 par value; 30,000 shares authorized; 15,099 and 14,906 shares issued, respectively	15	15
Additional paid-in capital	193,522	192,275
Retained earnings	57,005	53,921
Treasury stock, 568 shares and 483 shares, respectively	(16,984)	(14,500)
Total stockholders’ equity	233,558	231,711
Total liabilities and stockholders’ equity	$436,847	$430,963
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Sales revenues:
RCM	$48,631	$40,511
EHR	35,191	34,763
Patient engagement	2,411	2,597
Total sales revenues	86,233	77,871
Costs of sales:
RCM	27,183	20,398
EHR	16,348	15,339
Patient engagement	646	944
Total costs of sales	44,177	36,681
Gross profit	42,056	41,190
Operating expenses:
Product development	9,836	8,064
Sales and marketing	6,959	7,042
General and administrative	14,952	13,426
Amortization of acquisition-related intangibles	4,014	3,672
Total operating expenses	35,761	32,204
Operating income	6,295	8,986
Other income (expense):
Other income	267	157
Gain on contingent consideration	—	1,250
Interest expense	(2,669)	(917)
Total other (expense) income	(2,402)	490
Income before taxes	3,893	9,476
Provision for income taxes	809	1,363
Net income	$3,084	$8,113
Net income per common share—basic	$0.21	$0.55
Net income per common share—diluted	$0.21	$0.55
Weighted average shares outstanding used in per common share computations:
Basic	14,136	14,381
Diluted	14,136	14,381
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity

	Shares	Amount
Three Months Ended March 31, 2023 and 2022:
Balance at December 31, 2022	14,913	$15	$192,275	$53,921	$(14,500)	$231,711
Net income	—	—	—	3,084	—	3,084
Issuance of restricted stock	186	—	—	—	—	—
Stock-based compensation	—	—	1,247	—	—	1,247
Treasury stock acquired	—	—	—	—	(2,484)	(2,484)
Balance at March 31, 2023	15,099	$15	$193,522	$57,005	$(16,984)	$233,558

Balance at December 31, 2021	14,734	$15	$187,079	$38,054	$(2,576)	$222,572
Net income	—	—	—	8,113	—	8,113
Issuance of restricted stock	172	—	—	—	—	—
Stock-based compensation	—	—	1,717	—	—	1,717
Treasury stock acquired	—	—	—	—	(1,650)	(1,650)
Balance at March 31, 2022	14,906	$15	$188,796	$46,167	$(4,226)	$230,752
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating Activities:
Net income	$3,084	$8,113
Adjustments to net income:
Provision for credit losses	(352)	734
Deferred taxes	572	692
Stock-based compensation	1,247	1,717
Depreciation	498	578
Amortization of acquisition-related intangibles	4,014	3,672
Amortization of software development costs	1,486	526
Amortization of deferred finance costs	90	73
Gain on contingent consideration	—	(1,250)
Changes in operating assets and liabilities:
Accounts receivable	(3,099)	(2,020)
Financing receivables	619	1,810
Inventories	(398)	288
Prepaid expenses and other	(3,187)	(2,316)
Accounts payable	5,605	(1,140)
Deferred revenue	47	2,602
Other liabilities	(990)	(2,951)
Prepaid income taxes	237	689
Net cash provided by operating activities	9,473	11,817
Investing Activities:
Purchase of business, net of cash acquired	—	(43,362)
Investment in software development	(6,233)	(4,291)
Purchase of property and equipment	(16)	(27)
Net cash used in investing activities	(6,249)	(47,680)
Financing Activities:
Payments of long-term debt principal	(875)	(937)
Proceeds from revolving line of credit	5,000	48,000
Payments of revolving line of credit	(5,000)	(5,000)
Treasury stock purchases	(2,484)	(1,650)
Net cash (used in) provided by financing activities	(3,359)	40,413
(Decrease) increase in cash and cash equivalents	(135)	4,550
Cash and cash equivalents at beginning of period	6,951	11,431
Cash and cash equivalents at end of period	$6,816	$15,981
Supplemental disclosure of cash flow information:
Cash paid for interest	$898	$843
Cash paid for income taxes, net of refund	$—	$48
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
Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2022 was derived from the audited consolidated balance sheet at that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of Computer Programs and Systems, Inc. ("CPSI" or the "Company") for the year ended December 31, 2022 and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Commencing with the fourth quarter of 2022, the Company realigned its reporting structure due to certain organizational changes. As a result, the Company changed its three reportable segments from (i) TruBridge, (ii) Acute Care Electronic Health Record ("EHR"), and (iii) Post-acute Care EHR to (i) Revenue Cycle Management ("RCM"), (ii) EHR, and (iii) Patient engagement. All prior segment information has been recast to reflect the Company's new segment structure and current period presentation. Refer to Note 17 - Segment Reporting for more information.
During the first quarter of 2023, we identified certain costs related to the implementation of our cloud strategy and our security operations center that were recorded within the caption "Costs of Sales - EHR" on our condensed consolidated statements of income, that we determined do not solely contribute to the production of EHR products and services, but support the overall business. Consequently, effective January 1, 2023, certain costs related to the implementation of our cloud strategy, which were formerly included within the caption "Costs of Sales - EHR" have been recorded as components of "Operating expenses - Product development". In addition, certain costs related to the Company's security operations center, which were formerly included within the caption "Costs of Sales - EHR" have been recorded as components of "Operating expenses - General and administrative". Additionally, immaterial travel costs were reclassified from within the caption "Costs of Sales - RCM" to "Operating expenses - Product development". Amounts presented for the three months ended March 31, 2022 have been reclassified to conform to the current presentation.
In addition, during the first quarter of 2023, we refined our operating expense allocation methodology to more accurately distribute the appropriate share of costs among operating segments. Amounts presented for the three months ended March 31, 2022 are reflective of the current operating expense methodology in order to conform to the current presentation.
The following table provides the amounts reclassified and the impact of applying the current operating expense allocation methodology for the three months ended March 31, 2022.

(in thousands)	As previously reported	Re-classifications	As reclassified	Impact of operating expense allocations	As currently reported
Costs of sales
RCM	$20,430	$(32)	$20,398	$—	$20,398
EHR	16,683	(687)	15,996	(657)	15,339
Gross Profit	39,815	719	40,534	657	41,190
Operating expenses
Product development	7,101	306	7,407	657	8,064
General and administrative	13,014	412	13,426	—	13,426
Total operating expenses	$30,829	$718	$31,547	$657	$32,204

Principles of Consolidation
The condensed consolidated financial statements of CPSI include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

2.     RECENT ACCOUNTING PRONOUNCEMENTS
New Accounting Standards Adopted in 2023

There were no new accounting standards required to be adopted in 2023 that would have a material impact on our consolidated financial statements.
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
Refer to Note 17 of the consolidated financial statements for further information, including revenue by client base (acute care or post-acute care) bifurcated by recurring and non-recurring revenue.
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
Refer to Note 17 of the condensed consolidated financial statements for further information.
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
The following table details deferred revenue for the three months ended March 31, 2023 and 2022, included in the condensed consolidated balance sheets:

(In thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Beginning balance	$11,590	$11,529
Deferred revenue recorded	6,490	9,263
Less deferred revenue recognized as revenue	(6,443)	(6,661)
Ending balance	$11,637	$14,131
The deferred revenue recorded during the three months ended March 31, 2023 is comprised primarily of the annual renewals of certain software subscriptions billed during the first quarter of each year and deposits collected for future EHR installations. The deferred revenue recognized as revenue during the three months ended March 31, 2023 and 2022 is comprised primarily of the periodic recognition of annual renewals that were deferred until earned and deposits for future EHR installations that were deferred until earned.
Costs to Obtain and Fulfill a Contract with a Customer
Costs to obtain a contract include the commission costs related to SaaS and RCM arrangements, which are capitalized and amortized ratably over the expected life of the customer. As a practical expedient, we generally recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset would have been one year or less. Costs to obtain a contract are expensed within the caption "Operating expenses - Sales and marketing" in the accompanying condensed consolidated statements of income.
Contract fulfillment costs related to the implementation of SaaS arrangements are capitalized and amortized ratably over the expected life of the customer. Costs to fulfill contracts consist of the payroll costs for the implementation of SaaS arrangements, including time for training, conversions, and installation that is necessary for the software to be utilized. Contract fulfillment costs are expensed within the caption "Costs of sales - EHR" in the accompanying condensed consolidated statements of income.
Costs to obtain and fulfill contracts related to SaaS and RCM arrangements are included within the "Prepaid expenses and other" and "Other assets, net of current portion" line items on our condensed consolidated balance sheets.
The following table details costs to obtain and fulfill contracts with customers for the three months ended March 31, 2023 and 2022, included in the condensed consolidated balance sheets:

(In thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Beginning balance	$11,577	$7,312
Costs to obtain and fulfill contracts capitalized	1,824	3,047
Less costs to obtain and fulfill contracts recognized as expense	(1,264)	(1,799)
Ending balance	$12,137	$8,560

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

5. PROPERTY AND EQUIPMENT
Property and equipment, net was comprised of the following at March 31, 2023 and December 31, 2022:

(In thousands)	March 31, 2023	December 31, 2022
Land	$2,848	$2,848
Buildings and improvements	8,320	8,320
Computer equipment	8,228	8,228
Leasehold improvements	783	783
Office furniture and fixtures	1,024	1,008
Automobiles	18	18
Property and equipment, gross	21,221	21,205
Less: accumulated depreciation	(11,819)	(11,321)
Property and equipment, net	$9,402	$9,884

6. SOFTWARE DEVELOPMENT
Software development costs are accounted for in accordance with ASC 350-40, Internal-Use Software. We capitalize incurred labor costs for software development from the time the preliminary project phase is completed until the software is available for general release. Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. We estimate the useful life of our capitalized software and amortize its value on a straight-line basis over that estimated life, which is estimated to be five years. If the actual useful life of the asset is determined to be shorter than our estimated useful life, we will amortize the remaining book value over the remaining actual useful life, or the asset may be deemed to be impaired and, accordingly, a write-down of the value of the asset may be recorded as a charge to earnings. Amortization begins when the related software features are placed in service.
Software development costs, net was comprised of the following at March 31, 2023 and December 31, 2022:

(In thousands)	March 31, 2023	December 31, 2022
Software development costs	$38,023	$31,789
Less: accumulated amortization	(6,019)	(4,532)
Software development costs, net	$32,004	$27,257

7.     OTHER ACCRUED LIABILITIES
Other accrued liabilities was comprised of the following at March 31, 2023 and December 31, 2022:

(In thousands)	March 31, 2023	December 31, 2022
Salaries and benefits	$7,120	$8,430
Severance	2,102	2,504
Commissions	971	1,280
Self-insurance reserves	—	1,358
Interest	1,681	—
Operating lease liabilities, current portion	2,075	2,063
Other	1,315	840
Other accrued liabilities	$15,264	$16,475
Prior to 2023, our employee health benefits plan was administered as a self-insured plan, with the Company bearing the risk of claims (partially limited by related stop-loss insurance, as is industry norm). Under a self-insured plan, we maintained reserves for an estimate of the liability from claims that have been incurred but were not yet reported at the end of the period. Effective January 1, 2023, our employee health benefits plan is now administered as a fully-insured plan, with full risk of claims exposure transferred to the health insurance carrier, thus ceasing the need for self-insurance reserves.

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
The following is a calculation of the basic and diluted EPS for the Company's common stock, including a reconciliation between net income and net income attributable to common stockholders:

	Three Months Ended March 31,
(In thousands, except per share data)	2023	2022
Net income	$3,084	$8,113
Less: Net income attributable to participating securities	(63)	(166)
Net income attributable to common stockholders	$3,021	$7,947

Weighted average shares outstanding used in basic per common share computations	14,136	14,381
Add: Dilutive potential common shares	—	—
Weighted average shares outstanding used in diluted per common share computations	14,136	14,381

Basic EPS	$0.21	$0.55
Diluted EPS	$0.21	$0.55
During 2021, 2022, and 2023, performance share awards were granted to certain executive officers and key employees of the Company that will result in the issuance of common stock if the predefined performance criteria are met. The awards provide for an aggregate target of 279,712 shares, of which none have been included in the calculation of diluted EPS for the three months ended March 31, 2023 because the related threshold award performance levels have not been achieved as of March 31, 2023. See Note 10 - Stock-Based Compensation and Equity for more information.

9.     INCOME TAXES
The Company determines the tax provision for interim periods using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.
Our effective tax rate for the three months ended March 31, 2023 increased to 20.8% from 14.4% for the three months ended March 31, 2022. A non-taxable gain of $1.25 million resulting from a partial reversal of the TruCode earnout benefited our effective tax rate by 2.8% for the three months ended March 31, 2022. Additionally, changes in income tax benefits related to stock based compensation resulted in a 2.5% increase in the first quarter of 2023's effective tax rate compared to the first quarter of 2022, as the first quarter of 2023 experienced a shortfall in income tax benefits related to stock based compensation, increasing the period's effective tax rate by 1.3%. Conversely, the first quarter of 2022 experienced a windfall in income tax benefits related to stock based compensation, decreasing the period's effective tax rate by 1.2%.

10.   STOCK-BASED COMPENSATION AND EQUITY
Stock-based compensation expense is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee's or non-employee director's requisite service period.
The following table details total stock-based compensation expense for the three months ended March 31, 2023 and 2022, included in the condensed consolidated statements of income:

	Three Months Ended March 31,
(In thousands)	2023	2022
Costs of sales	$181	$267
Operating expenses	1,066	1,450
Pre-tax stock-based compensation expense	1,247	1,717
Less: income tax effect	(274)	(378)
Net stock-based compensation expense	$973	$1,339
The Company's stock-based compensation awards are in the form of restricted stock and performance share awards granted pursuant to the Company's Amended and Restated 2019 Incentive Plan (the "Plan"). As of March 31, 2023, there was $13.7 million of unrecognized compensation expense related to unvested and unearned stock-based compensation arrangements granted under the Plan, which is expected to be recognized over a weighted-average period of 2.5 years.
Restricted Stock
The Company grants restricted stock to executive officers, certain key employees and non-employee directors under the Plan with the fair value of the awards representing the fair value of the common stock on the date the restricted stock is granted. During the vesting period, recipients of restricted stock are entitled to dividends and possess voting rights. Shares of restricted stock generally vest in equal annual installments over the applicable vesting period, which ranges from one to three years. The Company records expenses for these grants on a straight-line basis over the applicable vesting periods.
A summary of restricted stock activity under the Plan during the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Shares	Weighted-Average Grant Date Fair Value Per Share	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested restricted stock outstanding at beginning of period	281,161	$32.24	314,883	$29.79
Granted	185,487	29.23	144,064	34.44
Vested	(133,298)	31.33	(174,943)	29.75
Unvested restricted stock outstanding at end of period	333,350	$30.93	284,004	$32.17
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
A summary of performance share award activity under the Plan during the three months ended March 31, 2023 and 2022 is as follows, based on the target award amounts set forth in the performance share award agreements:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Shares	Weighted-Average Grant Date Fair Value Per Share	Shares	Weighted-Average Grant Date Fair Value Per Share
Performance share awards outstanding at beginning of period	252,375	$31.84	249,952	$29.59
Granted	123,406	31.21	101,799	37.98
Forfeited or unearned	(96,069)	26.96	(25,948)	31.75
Earned and issued	—	—	(27,317)	31.75
Performance share awards outstanding at end of period	279,712	$33.24	298,486	$32.06

Stock Repurchases
On September 4, 2020, our Board of Directors approved a stock repurchase program under which we were authorized to repurchase up to $30.0 million of our common stock through September 3, 2022. On July 27, 2022, the Board of Directors extended the expiration date of the stock repurchase program to September 4, 2024. We repurchased 49,789 shares during the three months ended March 31, 2023 and no shares during the three months ended March 31, 2022. The approximate dollar value of shares that may yet be repurchased under the stock repurchase program was $16.5 million as of March 31, 2023. Any future stock repurchase transactions may be made through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Any repurchase activity will depend on many factors, such as the availability of shares of our common stock, general market conditions, the trading price of our common stock, alternative uses for capital, the Company’s financial performance, compliance with the terms of our Amended and Restated Credit Agreement and other factors. Concurrent with the authorization of this stock repurchase program in September 2020, the Board of Directors opted to indefinitely suspend all quarterly dividends.
In addition to shares repurchased under the approved stock repurchase program, we purchased 36,095 shares during the three months ended March 31, 2023 and 50,720 shares during the three months ended March 31, 2022 to fund required tax withholdings related to the vesting of restricted stock. Shares withheld to cover required tax withholdings related to the vesting of restricted stock do not reduce our total share repurchase authority.

11.   FINANCING RECEIVABLES
Short-Term Payment Plans
The Company provides fixed monthly payment arrangements ("short-term payment plans") over terms ranging from three to twelve months for certain add-on software installations. As a practical expedient, we do not adjust the amount of consideration recognized as revenue for the financing component as unearned income when we expect payment within one year or less. These receivables, included in the current portion of financing receivables, were comprised of the following at March 31, 2023 and December 31, 2022:

(In thousands)	March 31, 2023	December 31, 2022
Short-term payment plans, gross	$599	$330
Less: allowance for losses	(30)	(16)
Short-term payment plans, net	$569	$314
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
The decrease in long-term financing arrangement balances during the three months ended March 31, 2023 is primarily a result of the continued evolution of customer licensing preferences. Although the overwhelming majority of our historical EHR installations prior to 2019 were made under a perpetual license model, the dramatic shift in customer preferences to a SaaS license model began during 2019 with 49% of the year's new acute care EHR installations being performed in a SaaS model, compared to only 12% in 2018. The shift in customer preference toward a SaaS model has since continued, with SaaS installations representing approximately 68% of new acute care EHR installations in 2020, 63% in 2021, and 100% in 2022 and the three months ended March 31, 2023. Due to the nature of the revenue recognition requirements for SaaS arrangements coupled with recurring monthly payments, these arrangements do not give rise to long-term financing arrangements.
The components of these receivables were as follows at March 31, 2023 and December 31, 2022:

(In thousands)	March 31, 2023	December 31, 2022
Long-term financing arrangements, gross	$7,704	$8,683
Less: allowance for expected credit losses	(488)	(533)
Less: unearned income	(587)	(678)
Long-term financing arrangements, net	$6,629	$7,472

Future minimum payments to be received subsequent to March 31, 2023 are as follows:

(In thousands)
Years Ending December 31,
2023	$3,398
2024	2,795
2025	1,332
2026	153
2027	15
Thereafter	11
Total minimum payments to be received	7,704
Less: allowance for expected credit losses	(488)
Less: unearned income	(587)
Receivables, net	$6,629

Credit Quality of Financing Receivables and Allowance for Expected Credit Losses
The following table is a roll-forward of the allowance for expected credit losses for the three months ended March 31, 2023 and year ended December 31, 2022:

(In thousands)	Balance at Beginning of Period	Provision	Charge-offs	Recoveries	Balance at End of Period
March 31, 2023	$549	$(31)	$—	$—	$518
December 31, 2022	$722	$(211)	$38	$—	$549
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
Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. To facilitate customer collection and credit monitoring efforts, financing receivable amounts are invoiced and reclassified to trade accounts receivable when they become due, with all invoiced amounts placed on nonaccrual status. As a result, all past due amounts related to the Company’s financing receivables are included in trade accounts receivable in the accompanying condensed consolidated balance sheets. The following is an analysis of the age of financing receivables amounts (excluding short-term payment plans) that have been reclassified to trade accounts receivable and were past due as of March 31, 2023 and December 31, 2022:

(In thousands)	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due
March 31, 2023	$507	$411	$279	$1,197
December 31, 2022	$1,086	$278	$283	$1,647
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

(In thousands)	March 31, 2023	December 31, 2022
Stratification of uninvoiced client financing receivables based on aging of related trade accounts receivable:
Uninvoiced client financing receivables related to trade accounts receivable that are 1 to 90 Days Past Due	$3,137	$3,876
Uninvoiced client financing receivables related to trade accounts receivable that are 91 to 180 Days Past Due	1,557	1,369
Uninvoiced client financing receivables related to trade accounts receivable that are 181 + Days Past Due	882	1,894
Total uninvoiced client financing receivables balances of clients with a trade accounts receivable	$5,576	$7,139
Total uninvoiced client financing receivables of clients with no related trade accounts receivable	1,541	866
Total financing receivables with contractual maturities of one year or less	599	330
Less: allowance for expected credit losses	(518)	(549)
Total financing receivables	$7,198	$7,786

12. INTANGIBLE ASSETS AND GOODWILL
Our purchased definite-lived intangible assets as of March 31, 2023 and December 31, 2022 are summarized as follows:

	March 31, 2023
(In thousands)	Customer Relationships	Trademark	Developed Technology	Non-Compete Agreements	Total
Gross carrying amount, beginning of period	$132,170	$12,320	$40,800	$1,400	$186,690
Accumulated amortization	(55,120)	(6,300)	(26,982)	(303)	(88,705)
Net intangible assets as of March 31, 2023	$77,050	$6,020	$13,818	$1,097	$97,985
Weighted average remaining years of useful life	8	13	8	4	10

	December 31, 2022
(In thousands)	Customer Relationships	Trademark	Developed Technology	Non-Compete Agreements	Total
Gross carrying amount, beginning of period	$112,570	$12,320	$37,600	$—	$162,490
Intangible assets acquired	19,600	—	3,200	1,400	24,200
Accumulated amortization	(52,371)	(6,076)	(26,010)	(233)	(84,690)
Net intangible assets as of December 31, 2022	$79,799	$6,244	$14,790	$1,167	$102,000

The following table represents the remaining amortization of definite-lived intangible assets as of March 31, 2023:

(In thousands)
For the year ended December 31,
2023	$12,043
2024	14,523
2025	14,208
2026	12,919
2027	9,047
Thereafter	35,245
Total	$97,985
The following table sets forth the change in the carrying amount of goodwill by segment for the three months ended March 31, 2023:

(In thousands)	RCM	EHR	Patient engagement	Total
Balance as of December 31, 2022	$61,821	$126,665	$9,767	$198,253
Goodwill impairment	—	—	—	—
Balance as of March 31, 2023	$61,821	$126,665	$9,767	$198,253

Goodwill is evaluated for impairment annually on October 1, or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist.

13. LONG-TERM DEBT
Long-term debt was comprised of the following at March 31, 2023 and December 31, 2022:

(In thousands)	March 31, 2023	December 31, 2022
Term loan facility	$66,500	$67,375
Revolving credit facility	73,700	73,700
Debt obligations	140,200	141,075
Less: unamortized debt issuance costs	(1,456)	(1,546)
Debt obligation, net	138,744	139,529
Less: current portion	(3,141)	(3,141)
Long-term debt	$135,603	$136,388
As of March 31, 2023, the carrying value of debt approximated the fair value due to the variable interest rate, which reflected the market rate.
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
Anticipated annual future maturities of the term loan facility and revolving credit facility are as follows as of March 31, 2023:

(In thousands)
2023	$2,625
2024	3,500
2025	3,500
2026	3,500
2027	127,075
Thereafter	—
$140,200
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
The First Amendment provides incremental facility capacity of $75 million, subject to certain conditions. The Amended and Restated Credit Agreement, as amended by the First Amendment, includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase, or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated net leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. The First Amendment requires the Company to maintain a minimum fixed charge coverage ratio of 1.25:1.00 throughout the duration of such agreement. Under the First Amendment, the Company is required to comply with a maximum consolidated net leverage ratio of 3.75:1.00 for each quarter through March 31, 2023, after which time the maximum consolidated net leverage ratio will be 3.50:1.00. Further, under the First Amendment, in connection with any acquisition by the Company exceeding $25 million, the Company may elect to increase the maximum permitted consolidated net leverage ratio for the fiscal quarter in which the acquisition occurs and each of the following three fiscal quarters by 0.50:1.00 above the otherwise permitted maximum. If the consolidated net leverage ratio is less than 2.50:1.00, there is no limit on the amount of incremental facilities. The Amended and Restated Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default. On March 9, 2023, the calculation of the fixed charge coverage ratio was amended to specifically exclude from the definition of fixed charges the Company's share repurchases conducted during the third and fourth quarters of 2022. We believe that we were in compliance with the covenants contained in such agreement as of March 31, 2023.
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

14.   OPERATING LEASES
The Company leases office space in various locations in Alabama, Pennsylvania, Minnesota, Maryland, Mississippi, and Washington. These leases have terms expiring from 2023 through 2030 but do contain optional extension terms. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.
Supplemental balance sheet information related to operating leases was as follows:

(In thousands)	March 31, 2023	December 31, 2022
Operating lease assets
Operating lease assets	$7,156	7,567
Operating lease liabilities
Other accrued liabilities	2,075	2,063
Operating lease liabilities, net of current portion	5,207	5,651
Total operating lease liabilities	$7,282	$7,714
Weighted average remaining lease term in years	5	5
Weighted average discount rate	4.4%	4.4%
Because our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. We used the incremental borrowing rate on January 1, 2019, for operating leases that commenced prior to that date.
The future minimum lease payments payable under these operating leases subsequent to March 31, 2023 are as follows:

(In thousands)
2023	$1,551
2024	1,994
2025	1,258
2026	1,225
2027	911
Thereafter	1,154
Total lease payments	8,093
Less imputed interest	(811)
Total	$7,282
Total lease expense for the three months ended March 31, 2023 and 2022 was $0.6 million and $0.4 million, respectively.
Total cash paid for amounts included in the measurement of lease liabilities within operating cash flows from operating leases for the three months ended March 31, 2023 and 2022 was $0.6 million and $0.4 million, respectively.

15.  COMMITMENTS AND CONTINGENCIES
From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. In March 2022, the Company was served with a qui tam complaint (United States, ex. rel. Kruse v. Computer Programs and Systems, Inc., et. al., Case No. 3cv18-938 (N.D. Tex.)). The complaint alleges that at various times since 2012, CPSI, TruBridge and three hospital customers violated and conspired to violate the federal False Claims Act, 31 U.S.C. 3729(a)(1)(A), (B), (C) and (G), and (a)(3), the Oklahoma Medicaid False Claims Act, the Texas False Claims Act, and the New Mexico False Claims Act, and demands unspecified damages. The complaint further alleges that TruBridge retaliated against the relator in violation of 31 U.S.C. 3730(h), when it terminated the relator's employment in May 2017. Although the U.S. Department of Justice and all of the state and local governments have declined to intervene, the relator continues to pursue the case. The court has set a trial date for February 2025. The Company believes that the claims in this matter are without merit and intends to vigorously defend against all allegations. Given the current status of these matters, the Company is unable to express a view regarding the ultimate outcome or, if the outcome is adverse, to estimate an amount or range of reasonably possible loss. Depending on the outcome of these matters, there could be a material impact on the Company's financial statements.

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
As of March 31, 2023, we did not have any instruments that require fair value measurement.

17.  SEGMENT REPORTING
Our chief operating decision makers ("CODM") previously utilized the following three operating segments, "Acute Care EHR", "Post-acute Care EHR" and "TruBridge". However, in the fourth quarter of 2022, the Company made a number of changes to its organizational structure and management system to better align the Company's operating model to its strategic initiatives. As a result of these changes, the Company revised its operating segments. The new operating and reportable segments, based on our three distinct business units with unique market dynamics and opportunities, are "RCM", "EHR", and "Patient Engagement". These segments represent the components of the Company for which separate financial information is available that is utilized on a regular basis by the CODM in assessing segment performance and in allocating the Company's resources. Management evaluates the performance of the segments based on revenues and adjusted EBITDA. The Company previously evaluated the performance of the segments based on segment gross profit. Management believes adjusted EBITDA is a useful measure to assess the performance and liquidity of the Company as it provides meaningful operating results by excluding the effects of expenses that are not reflective of its operating business performance. Our CODM group is comprised of the Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer. Accounting policies for each of the reportable segments are the same as those used on a consolidated basis. The segment disclosures below for the three months ended March 31, 2022 have been recast to conform to the current year presentation.
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

The following table presents a summary of the revenues and adjusted EBITDA of our three operating segments for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(In thousands)	2023	2022
Revenues by segment:
RCM	$48,631	$40,511
EHR
Recurring revenue
Acute EHR	27,613	27,364
Post-acute EHR	3,906	3,895
Total recurring EHR revenue	31,519	31,259
Non-recurring revenue
Acute EHR	3,292	3,028
Post-acute EHR	380	476
Total non-recurring EHR revenue	3,672	3,504
Total EHR revenue	$35,191	$34,763
Patient engagement	2,411	2,597
Total revenues	$86,233	$77,871

Adjusted EBITDA by segment:
RCM	$7,898	$9,581
EHR	6,157	6,163
Patient engagement	588	409
Total adjusted EBITDA	$14,643	$16,153
The following table reconciles net income to adjusted EBITDA:

	Three Months Ended March 31,
(In thousands)	2023	2022
Net income, as reported	$3,084	$8,113
Deferred revenue and other acquisition-related adjustments	—	79
Depreciation expense	498	578
Amortization of software development costs	1,486	526
Amortization of acquisition-related intangibles	4,014	3,672
Stock-based compensation	1,247	1,717
Severance and other non-recurring charges	1,104	594
Interest expense and other, net	2,401	761
(Gain)/Loss on contingent consideration	—	(1,250)
Provision for income taxes	809	1,363
Total adjusted EBITDA	$14,643	$16,153

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
•Restructuring and other non-recurring charges - Non-recurring charges relate to certain restructuring and other charges incurred in connection with activities that are considered non-recurring. We exclude non-recurring expenses (primarily related to costs associated with our recent business transformation initiative and non-recurring lease termination costs) and transaction-related costs from adjusted EBITDA because we believe (i) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such expenses can vary significantly between periods.

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
Risks Related to Our Industry
•a public health crisis, such as the COVID-19 pandemic, and related economic disruption;
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
•potential material adverse effects due to macroeconomic conditions; and
•potential material adverse effects due to bank failures or changes in related legislation or regulation.
Additional information concerning these and other factors that could cause differences between forward-looking statements and future actual results is discussed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
We determine retention rates by reference to the amount of beginning-of-period Acute Care EHR recurring revenues that have not been lost due to customer attrition from our production environment customer base. Production environment customers are those that are using our applications to document live patient encounters, as opposed to legacy environment customers that have view-only access to historical patient records. Since 2019, these retention rates have consistently remained in the mid-to-high 90th percentile ranges. We have increased customer retention efforts by enhancing support services, investing in tooling and instrumentation to proactively monitor for potential disruptions, and deploying in-application experience software that delivers application-specific insights while using our products.
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
Further, it is expected that without Congressional action, the current statutory legal limit on the U.S. debt will be exceeded by June 2023. If the debt ceiling is not raised, the U.S. government may not be able to fulfill its funding obligations and there could be significant disruption to all discretionary programs and wider financial and economic repercussions. The Federal budget and debt ceiling could be the subject of considerable Congressional debate. Future changes in spending priorities arising from any Congressional action on the Federal budget and debt ceiling or otherwise could adversely affect the business of our customers and our business.
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
The overwhelming majority of our historical EHR installations have been under a perpetual license model, but new customer demand has dramatically shifted towards a SaaS license model in the past several years. SaaS license models made up only 12% of annual new acute care EHR installations in 2018, increasing to 100% during 2022 and the first three months of 2023. These SaaS offerings are attractive to our clients because this configuration allows them to obtain access to advanced software products without a significant initial capital outlay. We expect this trend to continue for the foreseeable future, with the resulting impact on the Company’s financial statements being reduced EHR revenues in the period of installation in exchange for increased recurring periodic revenues (reflected in EHR revenues) over the term of the SaaS arrangement. This naturally places downward pressure on short-term revenue growth and profitability metrics, but benefits long-term revenue growth and profitability which, in our view, is consistent with our goal of delivering long-term shareholder value.
For customers electing to purchase our technology solutions under a traditional perpetual license, we have historically made financing arrangements available on a case-by-case basis, depending on the various aspects of the proposed contract and customer attributes. These financing arrangements have comprised the majority of our perpetual license installations over the past several years, and include short-term payment plans and longer-term lease financing through us or third-party financing companies. The aforementioned shift in customer preference towards SaaS arrangements has significantly reduced the frequency of new financing arrangements for customer purchases under a perpetual license. When combined with scheduled payments on existing financing arrangements, the reduced frequency of new financing arrangements has resulted in a substantial reduction in financing receivables during 2022 and the first three months of 2023.
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
Initial organizational realignment efforts began during 2021, when we committed to a reduction in force intended to more effectively align our resources with business priorities. Other related initiatives include our ongoing implementation of the Scaled Agile Framework® throughout our EHR product development, implementation and support functions to enhance cohesion, time-to-market and customer satisfaction. This framework is a set of organization and workflow patterns intended to guide enterprises in scaling lean and agile practices and promotes alignment, collaboration, and delivery across large numbers of agile teams.
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
COVID-19
The impact of the COVID-19 pandemic on our operations was broad-sweeping, most notably causing severe deterioration in United States community hospital patient volumes that negatively impacted the revenues, gross margins, and income of our RCM service offerings. While patient volumes have continued to recover and are largely in line with pre-COVID-19 levels, we cannot predict the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted, including as a result of macro-economic impacts to the global supply chain, labor shortages, and inflationary pressures. However, we continue to assess its impact on our business and continue to actively manage our response. For further details on the potential impact of COVID-19 on our business, refer to "Risk Factors," in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Results of Operations
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
During the first three months of 2023, we generated revenues of $86.2 million from the sale of our products and services, compared to $77.9 million during the first three months of 2022, an increase of 11% that is due to the combination of inorganic growth through our recent acquisitions of TruCode and HRG and organic growth as RCM solutions continue to gain traction in the domestic healthcare landscape. Despite this substantial increase in revenues, net income decreased by $5.0 million to $3.1 million during the first three months of 2023 from the prior-year period due to the combined effects of (i) increased costs related to our strategy to migrate to a public cloud environment in order to increase business agility and improve security, (ii) increased amortization of capitalized software development costs, (iii) increased benefits costs related to our transition to fully-insured plan model for our employee health benefits plan, and (iv) increased interest expense due to acquisition-fueled growth in long-term debt and a rising interest rate environment. This decline in net income caused net cash provided by operating activities to decrease by $2.3 million from the prior-year period to $9.5 million, as the cash flow headwinds caused by expansion in accounts receivable were partially offset by timing-related expansion in accounts payable.

The following table sets forth certain items included in our results of operations for the three months ended March 31, 2023 and 2022, expressed as a percentage of our total revenues for these periods:

	Three Months Ended March 31,
	2023		2022
(In thousands)	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
RCM	48,631	56.4%	40,511	52.0%
EHR	35,191	40.8%	34,763	44.6%
Patient engagement	2,411	2.8%	2,597	3.3%
Total sales revenues	86,233	100.0%	77,871	100.0%
Costs of sales:
RCM	27,183	31.5%	20,398	26.2%
EHR	16,348	19.0%	15,339	19.7%
Patient engagement	646	0.7%	944	1.2%
Total costs of sales	44,177	51.2%	36,681	47.1%
Gross profit	42,056	48.8%	41,190	52.9%
Operating expenses:
Product development	9,836	11.4%	8,064	10.4%
Sales and marketing	6,959	8.1%	7,042	9.0%
General and administrative	14,952	17.3%	13,426	17.2%
Amortization of acquisition-related intangibles	4,014	4.7%	3,672	4.7%
Total operating expenses	35,761	41.5%	32,204	41.4%
Operating income	6,295	7.3%	8,986	11.5%
Other income (expense):
Other income	267	0.3%	157	0.2%
Gain on contingent consideration	—	—%	1,250	1.6%
Interest expense	(2,669)	(3.1)%	(917)	(1.2)%
Total other (expense) income	(2,402)	(2.8)%	490	0.6%
Income before taxes	3,893	4.5%	9,476	12.2%
Provision for income taxes	809	0.9%	1,363	1.8%
Net income	$3,084	3.6%	$8,113	10.4%
Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022
Revenues
Total revenues for the three months ended March 31, 2023 increased by $8.4 million, or approximately 11%, compared to the three months ended March 31, 2022.
RCM revenues increased by $8.1 million, or 20%, compared to the first quarter of 2022, as acquisition-fueled growth added to the organic growth of our RCM offerings. HRG, acquired in March 2022, contributed only $3.8 million in revenues during the first quarter of 2022 compared to $9.9 million during the first quarter of 2023. Organic revenue growth of $2.0 million, or 5%, has materialized as our hospital clients operate in an environment typified by rising costs and increased complexity and are increasingly seeking to alleviate themselves of the ever-increasing administrative burden of operating their own business office functions.

EHR revenues increased by $0.4 million, or 1%, compared to the first quarter of 2022, and were comprised of the following during the respective periods:

	Three Months Ended March 31,
(In thousands)	2023	2022
Recurring EHR revenues (1)
Acute Care EHR	$27,613	$27,364
Post-acute Care EHR	3,906	3,895
Total recurring EHR revenues	31,519	31,259
Non-recurring EHR revenues (2)
Acute Care EHR	3,292	3,028
Post-acute Care EHR	380	476
Total non-recurring EHR revenues	3,672	3,504
Total EHR revenue	$35,191	$34,763

(1) Mostly comprised of support and maintenance, third-party subscriptions, and SaaS revenues.

(2) Mostly comprised of installation revenues from the sale of our acute care and post-acute care EHR solutions and related applications under a perpetual (non-subscription) licensing model.
Recurring EHR revenues increased by $0.3 million, or 1%, compared to the first quarter of 2022. While Post-acute Care EHR recurring revenues were relatively flat compared to the prior-year period, Acute Care EHR recurring revenues increased by $0.2 million, or 1%, as continued efforts to emphasize SaaS arrangements have led to the accumulation of significant sources of recurring revenue.
Non-recurring EHR revenues increased by $0.2 million, or 5%, compared to the first quarter of 2022. While Post-acute Care EHR nonrecurring revenues decreased by $0.1 million compared to the prior-year period, Acute Care EHR non-recurring revenues increased by $0.3 million, or 9%, behind increased strength in add-on sales.
Patient Engagement revenues decreased by $0.2 million, or 7%, as the first quarter of 2022 benefited from non-recurring service revenue related to onboarding two significant clients.
Costs of Sales
Total costs of sales increased by $7.5 million compared to the first quarter of 2022. As a percentage of total revenues, costs of sales increased to 51% of revenues during the first quarter of 2023 compared to 47% during the first quarter of 2022.
Our costs associated with RCM sales and support increased by $6.8 million, or 33%, compared to the first quarter of 2022, primarily driven by our recent acquisition of HRG and the costs necessary to support the related revenues. The remaining cost increases for RCM are organic in nature, caused by resource expansion necessitated by the growing customer base. The gross margin on these services decreased to 44% in the first quarter of 2023 compared to 50% during the first quarter of 2022, with the primary factors being (i) the addition of HRG, which is comprised of mostly lower margin services; (ii) organic revenue growth in the trailing twelve months has largely come from lower margin services revenue streams; (iii) the loss of a single large customer with a margin profile well beyond our typical customer margin profile; (iv) increased costs associated with enhancing our compliance function within the RCM business unit to accommodate scale; and (v) across-the-board wage increases during mid-2022 that were outside of our normal business practice and in response to heightened labor market challenges at that time.
Costs of EHR system sales and support increased by $1.0 million, or 7%, compared to the first quarter of 2022, primarily driven by increased amortization of accumulated contract fulfillment costs. The related gross margins decreased to 54% in the first quarter of 2023 from 56% in the first quarter of 2022.
Costs of Patient Engagement sales and support decreased by $0.3 million, or 32%, as we experienced heightened resource needs during the first quarter of 2022 to support an aggressive onboarding schedule related to recent contract wins. With these costs abating during the trailing twelve months, the related gross margins increased to 73% in the first quarter of 2023 from 64% in the first quarter of 2022.

Product Development
Product development expenses consist primarily of compensation and other employee-related costs (including stock-based compensation) and infrastructure costs incurred, but not capitalized, for new product development and product enhancements. Product development costs increased by $1.8 million, or 22%, compared to the first quarter of 2022, primarily due to increased costs related to our strategy to migrate to a public cloud environment and increased amortization of capitalized software development costs. While upsizing our development talent caused payroll and related costs to increase by $1.5 million, or 19%, between the first quarter of 2022 and the first quarter of 2023, this cost increase was effectively offset by higher product development labor capitalization.
Sales and Marketing
Sales and marketing costs remained relatively unchanged, decreasing by $0.1 million, or 1%, compared to the first quarter of 2022.
General and Administrative
General and administrative expenses increased by $1.5 million, or 11%, compared to the first quarter of 2022. Prior to 2023, our employee health benefits plan was administered as a self-insured plan, with the Company bearing the risk of claims volatility (partially limited by related stop-loss insurance, as is industry norm). As a result, the related quarterly costs ranged from a low of $2.9 million in the first quarter of 2022 to a high of $4.8 million in the fourth quarter of 2022, with an annual 2022 quarterly average of $4.0 million (averaging $4.4 million per quarter during the last nine months of the year, which included full-period activity related to the HRG acquisition). Effective January 1, 2023, our employee health benefits plan is now administered as a fully-insured plan, with full risk transfer to the health insurance carrier related to claims volatility. The cost of this fully-insured plan during the first quarter of 2023 was $4.2 million, an increase of $1.3 million, or 45%, compared to the costs of the prior self-insured plan during the first quarter of 2022.
Amortization of Acquisition-Related Intangibles
Amortization expense associated with acquisition-related intangible assets increased by $0.3 million, or 9%, compared to the first quarter of 2022, due mostly to the amortization of intangibles acquired in the HRG acquisition.
Total Operating Expenses
As a percentage of total revenues, total operating expenses remained relatively flat, increasing to 41.5% of revenues in the first quarter of 2023, compared to 41.4% in the first quarter of 2022.
Total Other Income (Expense)
Total other income (expense) decreased to expense of $2.4 million during the first quarter of 2023 compared to income of $0.5 million during the first quarter of 2022. A rising interest rate environment and a higher level of funded debt caused a $1.8 million increase in interest expense. Additionally, during the first quarter of 2022, $1.3 million of the original $2.5 million contingent consideration estimated in determining the TruCode purchase price was reversed as updated estimates of TruCode's earnings over the earnout period were less than estimated on the date of acquisition. There were no such adjustments to contingent consideration arrangements recorded during the first quarter of 2023.
Income Before Taxes
As a result of the foregoing factors, income before taxes decreased by $5.6 million, to $3.9 million in the first quarter of 2023 compared to $9.5 million in the first quarter of 2022.
Provision for Income Taxes
Our effective tax rate for the three months ended March 31, 2023 increased to 20.8% from 14.4% for the three months ended March 31, 2022. A non-taxable gain of $1.25 million resulting from a partial reversal of the TruCode earnout benefited our effective tax rate by 2.8% for the three months ended March 31, 2022. Additionally, changes in income tax benefits related to stock based compensation resulted in a 2.5% increase in the first quarter of 2023's effective tax rate compared to the first quarter of 2022, and the first quarter of 2023 experienced a shortfall in income tax benefits related to stock based compensation, increasing the period's effective tax rate by 1.3%. Conversely, the first quarter of 2022 experienced a windfall in income tax benefits related to stock based compensation, decreasing the period's effective tax rate by 1.2%.

Net Income
Net income for the first quarter of 2023 decreased by $5.0 million to $3.1 million, or $0.21 per basic and diluted share, compared with net income of $8.1 million, or $0.55 per basic and diluted share, for the first quarter of 2022. Net income represented 4% of revenue for the first quarter of 2023, compared to 10% of revenue for the first quarter of 2022.
Supplemental Segment Information
Our reportable segments have been determined in accordance with ASC 280 - Segment Reporting. We have three reportable operating segments: RCM, EHR, and Patient Engagement. We evaluate each of our three operating segments based on segment revenues and segment adjusted EBITDA.
Adjusted EBITDA consists of GAAP net income as reported and adjusts for (i) deferred revenue purchase accounting adjustments arising from purchase allocation adjustments related to business acquisitions; (ii) depreciation expense; (iii) amortization of software development costs; (iv) amortization of acquisition-related intangible assets; (v) stock-based compensation; (vi) severance and other non-recurring charges; (vii) interest expense and other, net; (viii) gain on contingent consideration; and (ix) the provision for income taxes. The segment measurements provided to and evaluated by the chief operating decision makers ("CODM") are described in Note 17 to the condensed consolidated financial statements. These results should be considered in addition to, and not as a substitute for, results reported in accordance with GAAP.
The following table presents a summary of the revenues and adjusted EBITDA of our three operating segments for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Change
	2023	2022	$	%
(In thousands)
Revenues by segment:
RCM	$48,631	$40,511	$8,120	20%
EHR	35,191	34,763	428	1%
Patient Engagement	2,411	2,597	(186)	(7)%

Adjusted EBITDA by segment:
RCM	$7,898	$9,581	$(1,683)	(18)%
EHR	6,157	6,163	(6)	—%
Patient Engagement	588	409	179	44%
Segment Revenues
Refer to the corresponding discussion of revenues for each of our reportable segments previously provided under the Revenues heading of this Management's Discussion and Analysis. There are no intersegment revenues to be eliminated in computing segment revenue.
Segment Adjusted EBITDA - Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022
RCM adjusted EBITDA decreased by $1.7 million, or 18%, compared to the first quarter of 2022. Revenue growth of 20% was partially offset by a 550 basis point decrease in gross margins as growth materialized from lower-margin, resource-intensive service lines. This decrease in gross margins combined with expanded operating expenses to exert downward pressure on adjusted EBITDA despite a considerable increase in revenues.
EHR adjusted EBITDA remained relatively flat. Although gross margins decreased by 240 basis points, the EHR segment benefited from decreased sales and marketing and general and administrative expenses in the first quarter of 2023 compared to the first quarter of 2022 as the higher growth RCM segment absorbed an increased proportion of these operating expenses.
Patient Engagement adjusted EBITDA increased by $0.2 million, or 44%. Despite a 7% decrease in revenues, a 950 basis point improvement in gross margins, primarily due to the aforementioned decrease in Patient Engagement costs of sales, positively impacted adjusted EBITDA.

Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2023, our principal sources of liquidity consisted of cash and cash equivalents of $6.8 million and our remaining borrowing capacity under the revolving credit facility of $86.3 million, compared to $7.0 million of cash and cash equivalents and $86.3 million of remaining borrowing capacity under the revolving credit facility as of December 31, 2022. In January 2016, we entered into a syndicated credit agreement which provided for a $125 million term loan facility and a $50 million revolving credit facility. On June 16, 2020, we entered into an Amended and Restated Credit Agreement that increased the aggregate principal amount of our credit facilities to $185 million, which included a $75 million term loan facility and a $110 million revolving credit facility. On May 2, 2022, we entered into a First Amendment to the Amended Restated Credit Agreement that further increased the aggregate principal amount of our credit facilities to $230 million, which included a $70 million term loan facility and a $160 million revolving credit facility.
As of March 31, 2023, we had $140.2 million in principal amount of indebtedness outstanding under the credit facilities. We believe that our cash and cash equivalents of $6.8 million as of March 31, 2023, the future operating cash flows of the combined entity, and our remaining borrowing capacity under the revolving credit facility of $86.3 million as of March 31, 2023, taken together, provide adequate resources to fund ongoing cash requirements for the next twelve months and beyond. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of filing of this Form 10-Q. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms. Aside from normal operating cash requirements, obligations under our Credit Agreement (as discussed below) and operating leases, and opportunistic uses of capital in share repurchases and business acquisition transactions, we do not have any material cash commitments or planned cash commitments. Although the Company currently has no obligations related to planned acquisitions, the Company's strategy includes the potential for future acquisitions, which may be funded thorough draws on the credit facilities or the use of the other sources of liquidity described above.
Operating Cash Flow Activities
Net cash provided by operating activities decreased by $2.3 million from $11.8 million provided by operations for the three months ended March 31, 2022 to $9.5 million provided by operations for the three months ended March 31, 2023. The decrease in cash flows provided by operations is primarily due to the aforementioned decrease in net income, as the cash flow headwinds caused by expansion in accounts receivable were partially offset by timing-related expansion in accounts payable.
Investing Cash Flow Activities
Net cash used in investing activities decreased by $41.4 million, with $6.2 million used in the three months ended March 31, 2023 compared to $47.7 million used during the three months ended March 31, 2022. Most notably, we completed our $43.6 million acquisition of HRG during the first quarter of 2022. Additionally, cash outflows related to capitalized software development efforts increased from $4.3 million during the first three months of 2022 to $6.2 million during the first three months of 2023 as our workload mix has shifted away from addressing deficiencies in legacy code related to existing applications towards adding features and functionalities to our cloud-native solutions and increased development efforts related to non-customer-facing, internal-use software.
Financing Cash Flow Activities
During the three months ended March 31, 2023, our financing activities were a net use of cash in the amount of $3.4 million, as $2.5 million was used to repurchase shares of our common stock, which are treated as treasury stock, while long-term debt principal payments totaled $0.9 million. Financing activities were a net provision of $40.4 million during the three months ended March 31, 2022, as $48.0 million in borrowings from our revolving line of credit were partially offset by long-term principal payments of $5.9 million and $1.7 million used to repurchase shares of our common stock.

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
Credit Agreement
As of March 31, 2023, we had $66.5 million in principal amount outstanding under the term loan facility and $73.7 million in principal amount outstanding under the revolving credit facility. Each of our credit facilities continues to bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted SOFR rate for the relevant interest period, subject to a floor of 0.50%, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month SOFR rate, subject to the aforementioned floor, plus one percent per annum, or (3) a combination of (1) and (2). The applicable margin for SOFR loans and the letter of credit fee ranges from 1.8% to 3.0%. The applicable margin for base rate loans ranges from 0.8% to 2.0%, in each case based on the Company's consolidated net leverage ratio.
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
The First Amendment provides incremental facility capacity of $75 million, subject to certain conditions. The Amended and Restated Credit Agreement, as amended by the First Amendment, includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase, or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated net leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. The First Amendment requires the Company to maintain a minimum fixed charge coverage ratio of 1.25:1.00 throughout the duration of such agreement. Under the First Amendment, the Company is required to comply with a maximum consolidated net leverage ratio of 3.75:1.00 for each quarter through March 31, 2023, after which time the maximum consolidated net leverage ratio will be 3.50:1.00. Further, under the First Amendment, in connection with any acquisition by the Company exceeding $25 million, the Company may elect to increase the maximum permitted consolidated net leverage ratio for the fiscal quarter in which the acquisition occurs and each of the following three fiscal quarters by 0.50:1.00 above the otherwise permitted maximum. If the consolidated net leverage ratio is less than 2.50:1:00, there is no limit on the incremental facility. The Amended and Restated Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default. We believe that we were in compliance with the covenants contained in such agreement as of March 31, 2023. On March 10, 2023, the calculation of the fixed charge coverage ratio was amended to specifically exclude from the definition of fixed charges the Company's share repurchases conducted during the third and fourth quarters of 2022. Any failure by us to comply with this or another covenant in the future may result in an event of default. There can be no assurance that we will be able to continue to comply with this covenant or obtain amendments to avoid future covenant violations, or that such amendments will be available on commercially acceptable terms.
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
Backlog
Backlog consists of revenues we reasonably expect to recognize over the next twelve months under existing contracts. The revenues to be recognized may relate to a combination of one-time fees for system sales and recurring fees for support and maintenance and RCM services. As of March 31, 2023, we had a twelve-month backlog of approximately $8 million in connection with non-recurring system purchases and approximately $324 million in connection with recurring payments under support and maintenance and RCM services. As of March 31, 2022, we had a twelve-month backlog of approximately $6 million in connection with non-recurring system purchases and approximately $324 million in connection with recurring payments under support and maintenance and RCM services.
Bookings

Bookings is a key operational metric used by management to assess the relative success of our sales generation efforts, and were as follows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(In thousands)	2023	2022
RCM (1)	$12,100	$8,573
EHR(2)	8,318	10,246
Patient engagement (1)	476	1,578
Total bookings	$20,894	$20,397
(1) Generally calculated as the total contract price (for non-recurring, project-related amounts) and annualized contract value (for recurring amounts).
(2) Generally calculated as the total contract price (for system sales) including annualized contract value (for support) for perpetual license system sales and total contract price for SaaS sales.

RCM bookings during the first quarter of 2023 increased by $3.5 million, or 41%, from the first quarter of 2022 as we experienced strength in bookings from our existing EHR customer base and new sales of our TruCode Encoder products. The increasing complexity of our typical customer's hospital revenue cycle combined with domestic labor shortages have spurred growing demand for outsourced RCM services, which has resulted in increased bookings from within our EHR customer base of $1.7 million, or 41%. TruCode, acquired in May 2021, continues to establish itself as a provider of a competitive solution in an industry heavily dominated by a small number of suppliers. With a renewed focus on selling this high-margin product, bookings related to TruCode increased to $1.8 million in the first quarter of 2023 from slightly more than $0.1 million in the first quarter of 2022.

EHR bookings during the first quarter of 2023 decreased by $1.9 million, or 19%, from the first quarter of 2022, primarily due to a $2.1 million decrease in Acute Care EHR bookings resulting from a challenging decision environment for new Acute Care EHR system sales arrangements.

Patient engagement bookings decreased by $1.1 million, or 70%, compared to the first quarter of 2022. The first quarter of 2022 benefited from one reseller's purchases of block licenses for the deployment of Get Real Health's products in Canada, with no such large purchases in the first quarter of 2023. As a relatively small operator in a still-nascent market, volatility in bookings is expected to remain a characteristic of our patient engagement business as the industry matures and the business grows to scale.
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

In our Annual Report on Form 10-K for the year ended December 31, 2022, we identified our critical accounting polices and estimates related to revenue recognition, allowance for credit losses, estimates, business combinations, including purchased intangible assets, and software development costs. There have been no significant changes to these critical accounting policies during the three months ended March 31, 2023.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk relates primarily to the potential fluctuations in the Secured Overnight Financing Rate ("SOFR"), which replaced the British Bankers Association London Interbank Offered Rate ("LIBOR") as the new benchmark interest rate for our credit facilities. We had $140.2 million of outstanding borrowings under our credit facilities with Regions Bank at March 31, 2023. The term loan facility and revolving credit facility bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted SOFR rate for the relevant interest period, subject to a floor of 0.50%, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month SOFR rate, subject to the aforementioned floor, plus one percent per annum, or (3) a combination of (1) and (2). Accordingly, we are exposed to fluctuations in interest rates on borrowings under the credit facilities. A one hundred basis point change in interest rate on our borrowings outstanding as of March 31, 2023 would result in a change in interest expense of approximately $1.4 million annually.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we have been and may again become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any litigation or legal proceedings that we believe to be material and we are not aware of any pending or threatened litigation against us that we believe could have a material adverse effect on our business, operating results, financial condition or cash flows. See Note 15 – Commitments and Contingencies included in the notes to our condensed consolidated financial statements included elsewhere in this Form 10-Q for information concerning other potential contingencies.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or operating results. There have been no material changes to the risk factors disclosed in Part 1, "Item 1A. Risk Factors" in our Annual Report on Form 10-K except for the following:

The risk factor "Economic, market, and other factors may cause a decline in spending for information technology and services by our current and prospective clients which may result in less demand for our products, lower prices and, consequently, lower revenues and a lower revenue growth rate" under the heading RISKS RELATED TO OUR INDUSTRY is revised as follows:

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

In addition, a government shutdown or the U.S. government’s failure to raise the debt ceiling, which increases the possibility of a default by the U.S. government on its debt obligations, or related credit-rating downgrades could have adverse effects on the broader global economy and contribute to, or worsen, an economic recession. This unpredictability could cause our customers to delay or reduce their capital expenditures and spending on our products, which would delay and lengthen sales cycles and negatively affect the overall demand for our products. Worsening economic instability could result in a cancellation of such contracts or otherwise adversely affect spending for information technology and limit our ability to forecast future demand for our products and services, which could reduce expected revenues.

The following risk factor is added under the heading RISKS RELATED TO OUR COMMON STOCK AND OTHER GENERAL RISKS.

Bank failures or intervention by banking regulators may have an adverse impact on our business.

We maintain domestic cash deposits in Federal Deposit Insurance Corporation ("FDIC") insured banks, which may exceed the FDIC insurance limits. The failure of a bank, or events involving limited liquidity, defaults, non-performance or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, or concerns or rumors about such events, may lead to disruptions in access to our bank deposits or otherwise adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or applicable foreign government, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis.

Bank failures or interventions by banking regulators with respect to bank closures, legislation or regulation, and reaction to systematic risk assessments in the national and international banking industries may adversely affect our access to capital, which may adversely impact our operation and financial results. Bank failures, or changes in legislation and regulation, may adversely impact other entities that would, in turn, impact us. If our customers or other parties on whom we rely are affected by issues in the banking industry it may have an adverse impact on our operational and financial performance.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Equity Securities

The following table provides information about our repurchases of common stock during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3)
Beginning of Period				$17,888,286
January 1, 2023 - January 31, 2023	43,255	$28.26	43,255	16,665,904
February 1, 2023 - February 28, 2023	6,534	29.69	6,534	16,471,896
March 1, 2023 - March 31, 2023	36,095	29.58	—	$16,471,896
Total	85,884	$28.92	49,789
(1) We repurchased 36,095 shares during the three months ended March 31, 2023 that were not made pursuant to our previously announced stock repurchase program, but were purchased to fund required tax withholdings related to the vesting of restricted stock. Share withheld to cover required tax withholdings related to the vesting of restricted stock do not reduce our total share repurchase authority.

(2) Shares purchased during the three months ended March 31, 2023 pursuant to our previously announced stock repurchase program.
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

10.1
Confidential General Release of Claims and Separation Agreement, dated January 11, 2023, by and between Computer Programs and Systems, Inc. and Troy D. Rosser (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated January12, 2023 and incorporated herein by reference)

10.2
Agreement, dated January 11, 2023, by and between Computer Programs and Systems, Inc. and Troy D. Rosser (filed as Exhibit 10.2 to CPSI’s Current Report on Form 8-K dated January 12, 2023 and incorporated herein by reference)

10.3
Second Amendment, dated March 10, 2023, to the Amended and Restated Credit Agreement, dates as of June 16, 2020, by and among Computer Programs and Systems, Inc., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.22 to CPSI's Annual Report on Form 10-K for the period ended December 31, 2022 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statement of Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER PROGRAMS AND SYSTEMS, INC.

5/10/2023	By:	/s/ Christopher L. Fowler
Christopher L. Fowler
President and Chief Executive Officer

5/10/2023	By:	/s/ Matt J. Chambless
Matt J. Chambless
Chief Financial Officer