Form 10-Q
period 2023-06-30
COMPUTER PROGRAMS & SYSTEMS INC
filed 2023-08-09
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 4, 2023, there were 14,551,664 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.
Quarterly Report on Form 10-Q
(For the three and six months ended June 30, 2023)

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$7,246	$6,951
Accounts receivable (net of allowance for expected credit losses of $2,796 and $2,854, respectively)	54,889	51,311
Financing receivables, current portion, net (net of allowance for expected credit losses of $111 and $223, respectively)	4,670	4,474
Inventories	962	784
Prepaid income taxes	1,811	701
Prepaid expenses and other	12,891	10,338
Total current assets	82,469	74,559
Property and equipment, net	8,744	9,884
Software development costs, net	36,088	27,257
Operating lease assets	5,421	7,567
Financing receivables, net of current portion (net of allowance for expected credit losses of $392 and $326, respectively)	2,223	3,312
Other assets, net of current portion	7,595	8,131
Intangible assets, net	93,971	102,000
Goodwill	198,253	198,253
Total assets	$434,764	$430,963
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,483	$7,035
Current portion of long-term debt	3,141	3,141
Deferred revenue	9,885	11,590
Accrued vacation	6,581	6,214
Other accrued liabilities	13,667	16,475
Total current liabilities	47,757	44,455
Long-term debt, net of current portion	141,420	136,388
Operating lease liabilities, net of current portion	3,812	5,651
Deferred tax liabilities	11,225	12,758
Total liabilities	204,214	199,252
Stockholders’ equity:
Common stock, $0.001 par value; 30,000 shares authorized; 15,099 and 14,913 shares issued, respectively	15	15
Additional paid-in capital	193,399	192,275
Retained earnings	54,168	53,921
Treasury stock, 570 shares and 483 shares, respectively	(17,032)	(14,500)
Total stockholders’ equity	230,550	231,711
Total liabilities and stockholders’ equity	$434,764	$430,963
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales revenues:
RCM	$47,760	$46,814	$96,391	$87,325
EHR	34,967	34,143	70,158	68,905
Patient Engagement	1,895	1,769	4,306	4,367
Total sales revenues	84,622	82,726	170,855	160,597
Costs of sales:
RCM	27,119	25,382	54,302	45,780
EHR	15,891	15,721	32,239	31,061
Patient Engagement	1,123	950	1,769	1,893
Total costs of sales	44,133	42,053	88,310	78,734
Gross profit	40,489	40,673	82,545	81,863
Operating expenses:
Product development	10,595	8,107	20,434	16,169
Sales and marketing	8,132	8,226	15,089	15,269
General and administrative	19,654	14,994	34,604	28,421
Amortization of acquisition-related intangibles	4,014	4,758	8,029	8,430
Total operating expenses	42,395	36,085	78,156	68,289
Operating income (loss)	(1,906)	4,588	4,389	13,574
Other income (expense):
Other income	78	278	346	435
Gain on contingent consideration	—	330	—	1,580
Loss on extinguishment of debt	—	(125)	—	(125)
Interest expense	(2,664)	(1,232)	(5,334)	(2,149)
Total other income (expense)	(2,586)	(749)	(4,988)	(259)
Income (loss) before taxes	(4,492)	3,839	(599)	13,315
Provision (benefit) for income taxes	(1,655)	763	(846)	2,126
Net income (loss)	$(2,837)	$3,076	$247	$11,189
Net income (loss) per common share—basic	$(0.20)	$0.21	$0.02	$0.76
Net income (loss) per common share—diluted	$(0.20)	$0.21	$0.02	$0.76
Weighted average shares outstanding used in per common share computations:
Basic	14,200	14,469	14,168	14,425
Diluted	14,200	14,469	14,168	14,425
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity

	Shares	Amount
Three Months Ended June 30, 2023 and 2022:
Balance at March 31, 2023	15,099	$15	$193,522	$57,005	$(16,984)	$233,558
Net loss	—	—	—	(2,837)	—	(2,837)
Stock-based compensation	—	—	(123)	—	—	(123)
Treasury stock acquired	—	—	—	—	(48)	(48)
Balance at June 30, 2023	15,099	$15	$193,399	$54,168	$(17,032)	$230,550

Balance at March 31, 2022	14,906	$15	$188,796	$46,167	$(4,226)	$230,752
Net income	—	—	—	3,076	—	3,076
Forfeiture of common stock	(9)	—	—	—	—	—
Stock-based compensation	—	—	1,703	—	—	1,703
Treasury stock acquired	—	—	—	—	(2,598)	(2,598)
Balance at June 30, 2022	14,897	$15	$190,499	$49,243	$(6,824)	$232,933

Six Months Ended June 30, 2023 and 2022:
Balance at December 31, 2022	14,913	$15	$192,275	$53,921	$(14,500)	$231,711
Net income	—	—	—	247	—	247
Issuance of restricted stock	186	—	—	—	—	—
Stock-based compensation	—	—	1,124	—	—	1,124
Treasury stock acquired	—	—	—	—	(2,532)	(2,532)
Balance at June 30, 2023	15,099	$15	$193,399	$54,168	$(17,032)	$230,550

Balance at December 31, 2021	14,734	$15	$187,079	$38,054	$(2,576)	$222,572
Net income	—	—	—	11,189	—	11,189
Issuance of restricted stock	171	—	—	—	—	—
Forfeiture of common stock	(9)	—	—	—	—	—
Stock-based compensation	—	—	3,420	—	—	3,420
Treasury stock acquired	—	—	—	—	(4,248)	(4,248)
Balance at June 30, 2022	14,897	$15	$190,499	$49,243	$(6,824)	$232,933
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating Activities:
Net income	$247	$11,189
Adjustments to net income:
Provision for credit losses	181	1,202
Deferred taxes	(1,533)	(724)
Stock-based compensation	1,124	3,420
Depreciation	1,095	1,269
Loss on extinguishment of debt	—	125
Amortization of acquisition-related intangibles	8,029	8,430
Amortization of software development costs	3,312	1,259
Amortization of deferred finance costs	180	152
Gain on contingent consideration	—	(1,580)
Non-cash operating lease costs	1,211	940
Loss on disposal of PP&E	117	—
Changes in operating assets and liabilities:
Accounts receivable	(3,806)	(9,934)
Financing receivables	940	3,376
Inventories	(178)	(273)
Prepaid expenses and other	(2,017)	(4,547)
Accounts payable	7,448	(469)
Deferred revenue	(1,705)	2,625
Operating lease liabilities	(1,067)	(940)
Other liabilities	(2,278)	1,126
Prepaid income taxes	(1,110)	2,457
Net cash provided by operating activities	10,190	19,103
Investing Activities:
Purchase of business, net of cash acquired	—	(43,814)
Investment in software development	(12,143)	(8,739)
Purchase of property and equipment	(72)	(88)
Net cash used in investing activities	(12,215)	(52,641)
Financing Activities:
Proceeds from long-term debt	—	575
Payments of long-term debt principal	(1,750)	(1,813)
Proceeds from revolving line of credit	11,602	48,000
Payments of revolving line of credit	(5,000)	(5,300)
Treasury stock purchases	(2,532)	(4,248)
Net cash provided by financing activities	2,320	37,214
Increase in cash and cash equivalents	295	3,676
Cash and cash equivalents at beginning of period	6,951	11,431
Cash and cash equivalents at end of period	$7,246	$15,107
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,413	$1,996
Cash paid for income taxes, net of refund	$1,783	$376
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
During the first quarter of 2023, we identified certain costs related to the implementation of our cloud strategy and our security operations center that were recorded within the caption "Costs of Sales - EHR" on our condensed consolidated statements of income, that we determined do not solely contribute to the production of EHR products and services, but support the overall business. Consequently, effective January 1, 2023, certain costs related to the implementation of our cloud strategy, which were formerly included within the caption "Costs of Sales - EHR," have been recorded as components of "Operating expenses - Product development". In addition, certain costs related to the Company's security operations center, which were formerly included within the caption "Costs of Sales - EHR," have been recorded as components of "Operating expenses - General and administrative". Additionally, immaterial travel costs were reclassified from within the caption "Costs of Sales - RCM" to "Operating expenses - Product development". Amounts presented for the three and six months ended June 30, 2022 have been reclassified to conform to the current presentation.
In addition, during the first quarter of 2023, we refined our operating expense allocation methodology to more accurately distribute the appropriate share of costs among operating segments. Amounts presented for the three and six months ended June 30, 2022 have been reclassified and are reflective of the current operating expense methodology in order to conform to the current presentation.

The following table provides the amounts reclassified and the impact of applying the current operating expense allocation methodology for the three and six months ended June 30, 2022.

	Three Months Ended June 30, 2022
(in thousands)	As previously reported	Re-classifications	As reclassified	Impact of operating expense allocations	As currently reported
Costs of sales
RCM	$25,396	$(14)	$25,382	$—	$25,382
EHR	16,976	(608)	16,368	(647)	15,721
Gross Profit	39,404	622	40,026	647	40,673
Operating expenses
Product development	7,095	365	7,460	647	8,107
General and administrative	14,737	257	14,994	—	14,994
Total operating expenses	$34,816	$622	$35,438	$647	$36,085

	Six Months Ended June 30, 2022
(in thousands)	As previously reported	Re-classifications	As reclassified	Impact of operating expense allocations	As currently reported
Costs of sales
RCM	$45,807	$(27)	$45,780	$—	$45,780
EHR	33,659	(1,295)	32,364	(1,303)	31,061
Gross Profit	79,238	1,322	80,560	1,303	81,863
Operating expenses
Product development	14,214	652	14,866	1,303	16,169
General and administrative	27,751	670	28,421	—	28,421
Total operating expenses	$65,664	$1,322	$66,986	$1,303	$68,289
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

The following table details deferred revenue for the six months ended June 30, 2023 and 2022, included in the condensed consolidated balance sheets:

(In thousands)	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Beginning balance	$11,590	$11,529
Deferred revenue recorded	10,623	15,329
Less deferred revenue recognized as revenue	(12,328)	(12,704)
Ending balance	$9,885	$14,154
The deferred revenue recorded during the six months ended June 30, 2023 and 2022 is comprised primarily of the annual renewals of certain software subscriptions billed during the first quarter of each year and deposits collected for future EHR installations. The deferred revenue recognized as revenue during the six months ended June 30, 2023 and 2022 is comprised primarily of the periodic recognition of annual renewals that were deferred until earned and deposits for future EHR installations that were deferred until earned.
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
The following table details costs to obtain and fulfill contracts with customers for the six months ended June 30, 2023 and 2022, included in the condensed consolidated balance sheets:

(In thousands)	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Beginning balance	$11,577	$7,312
Costs to obtain and fulfill contracts capitalized	3,690	5,390
Less costs to obtain and fulfill contracts recognized as expense	(2,691)	(3,419)
Ending balance	$12,576	$9,283
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

5. PROPERTY AND EQUIPMENT
Property and equipment, net was comprised of the following at June 30, 2023 and December 31, 2022:

(In thousands)	June 30, 2023	December 31, 2022
Land	$2,848	$2,848
Buildings and improvements	8,358	8,320
Computer equipment	8,246	8,228
Leasehold improvements	607	783
Office furniture and fixtures	1,024	1,008
Automobiles	18	18
Property and equipment, gross	21,101	21,205
Less: accumulated depreciation	(12,357)	(11,321)
Property and equipment, net	$8,744	$9,884

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
Software development costs, net was comprised of the following at June 30, 2023 and December 31, 2022:

(In thousands)	June 30, 2023	December 31, 2022
Software development costs	$43,932	$31,789
Less: accumulated amortization	(7,844)	(4,532)
Software development costs, net	$36,088	$27,257

7.     OTHER ACCRUED LIABILITIES
Other accrued liabilities was comprised of the following at June 30, 2023 and December 31, 2022:

(In thousands)	June 30, 2023	December 31, 2022
Salaries and benefits	$3,128	$8,430
Severance	4,848	2,504
Commissions	942	1,280
Self-insurance reserves	—	1,358
Operating lease liabilities, current portion	1,900	2,063
Other	2,849	840
Other accrued liabilities	$13,667	$16,475

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

The following is a calculation of the basic and diluted EPS for the Company's common stock, including a reconciliation between net income and net income attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2023	2022	2023	2022
Net income (loss)	$(2,837)	$3,076	$247	$11,189
Less: Net (income) loss attributable to participating securities	64	(58)	(5)	(219)
Net income (loss) attributable to common stockholders	$(2,773)	$3,018	$242	$10,970

Weighted average shares outstanding used in basic per common share computations	14,200	14,469	14,168	14,425
Add: Dilutive potential common shares	—	—	—	—
Weighted average shares outstanding used in diluted per common share computations	14,200	14,469	14,168	14,425

Basic EPS	$(0.20)	$0.21	$0.02	$0.76
Diluted EPS	$(0.20)	$0.21	$0.02	$0.76

During 2021, 2022, and 2023, performance share awards were granted to certain executive officers and key employees of the Company that will result in the issuance of common stock if the predefined performance criteria are met. The awards provide for an aggregate target of 278,377 shares, of which none have been included in the calculation of diluted EPS for the three or six months ended June 30, 2023 because the related threshold award performance levels have not been achieved as of June 30 2023. See Note 10 - Stock-Based Compensation and Equity for more information.

9.     INCOME TAXES
The Company determines the tax provision for interim periods using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Our effective tax rate for the three months ended June 30, 2023 increased to 36.8% from 19.9% for the three months ended June 30, 2022, with the largest contributing factor being the impact of the research and development ("R&D") tax credit. This credit, which is not correlated with taxable income, resulted in an incremental benefit of 10.7% over the corresponding benefit during the second quarter of 2022. In periods with taxable income, the benefit from the R&D tax credit serves to reduce income tax expense, thereby lowering the effective tax rate. However, in periods with taxable loss, the benefit from the R&D tax credit serves to increase the income tax benefit, thereby increasing the effective tax rate.

Similarly, our effective tax rate for the six months ended June 30, 2023 increased to 141.2% from 16.0% for the six months ended June 30, 2022, as the R&D tax credit resulted in an incremental benefit of 104.3% over the corresponding benefit during the first six months of 2022.

10.   STOCK-BASED COMPENSATION AND EQUITY
Stock-based compensation expense is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee's or non-employee director's requisite service period.

The following table details total stock-based compensation expense for the three and six months ended June 30, 2023 and 2022, included in the condensed consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Costs of sales	$140	$291	$320	$577
Operating expenses	(263)	1,412	804	2,843
Pre-tax stock-based compensation expense	(123)	1,703	1,124	3,420
Less: income tax effect	27	(375)	(247)	(752)
Net stock-based compensation expense	$(96)	$1,328	$877	$2,668
The Company's stock-based compensation awards are in the form of restricted stock and performance share awards granted pursuant to the Company's Amended and Restated 2019 Incentive Plan (the "Plan"). As of June 30, 2023, there was $8.4 million of unrecognized compensation expense related to unvested and unearned, as applicable, stock-based compensation arrangements granted under the Plan, which is expected to be recognized over a weighted-average period of 2.1 years.
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
A summary of restricted stock activity under the Plan during the six months ended June 30, 2023 and 2022 is as follows:

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Shares	Weighted-Average Grant Date Fair Value Per Share	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested restricted stock outstanding at beginning of period	281,161	$32.24	314,883	$29.79
Granted	186,822	29.23	144,064	34.44
Vested	(139,760)	31.31	(181,405)	29.79
Forfeited	—	—	(8,936)	31.60
Unvested restricted stock outstanding at end of period	328,223	$30.92	268,606	$32.22
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
A summary of performance share award activity under the Plan during the six months ended June 30, 2023 and 2022 is as follows, based on the target award amounts set forth in the performance share award agreements:

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Shares	Weighted-Average Grant Date Fair Value Per Share	Shares	Weighted-Average Grant Date Fair Value Per Share
Performance share awards outstanding at beginning of period	252,375	$31.84	249,952	$29.59
Granted	122,071	31.21	101,799	37.98
Forfeited or unearned	(96,069)	26.96	(45,060)	31.70
Earned and issued	—	—	(27,317)	31.75
Performance share awards outstanding at end of period	278,377	$33.25	279,374	$32.09

Stock Repurchases
On September 4, 2020, our Board of Directors approved a stock repurchase program under which we were authorized to repurchase up to $30.0 million of our common stock through September 3, 2022. On July 27, 2022, the Board of Directors extended the expiration date of the stock repurchase program to September 4, 2024. We repurchased 49,789 shares during the six months ended June 30, 2023 and 78,799 shares during the six months ended June 30, 2022. The approximate dollar value of shares that may yet be repurchased under the stock repurchase program was $16.5 million as of June 30, 2023. Any future stock repurchase transactions may be made through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Any repurchase activity will depend on many factors, such as the availability of shares of our common stock, general market conditions, the trading price of our common stock, alternative uses for capital, the Company’s financial performance, compliance with the terms of our Amended and Restated Credit Agreement and other factors. Concurrent with the authorization of this stock repurchase program in September 2020, the Board of Directors opted to indefinitely suspend all quarterly dividends.
In addition to shares repurchased under the approved stock repurchase program, we purchased 37,989 shares during the six months ended June 30, 2023 and 52,905 shares during the six months ended June 30, 2022 to fund required tax withholdings related to the vesting of restricted stock. Shares withheld to cover required tax withholdings related to the vesting of restricted stock do not reduce our total share repurchase authority.

11.   FINANCING RECEIVABLES
Short-Term Payment Plans
The Company provides fixed monthly payment arrangements ("short-term payment plans") over terms ranging from three to twelve months for certain add-on software installations. As a practical expedient, we do not adjust the amount of consideration recognized as revenue for the financing component as unearned income when we expect payment within one year or less. These receivables, included in the current portion of financing receivables, were comprised of the following at June 30, 2023 and December 31, 2022:

(In thousands)	June 30, 2023	December 31, 2022
Short-term payment plans, gross	$1,214	$330
Less: allowance for losses	(61)	(16)
Short-term payment plans, net	$1,153	$314
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
The decrease in long-term financing arrangement balances during the six months ended June 30, 2023 is primarily a result of the continued evolution of customer licensing preferences. Although the overwhelming majority of our historical EHR installations prior to 2019 were made under a perpetual license model, the dramatic shift in customer preferences to a SaaS license model began during 2019 with 49% of the year's new acute care EHR installations being performed in a SaaS model, compared to only 12% in 2018. The shift in customer preference toward a SaaS model has since continued, with SaaS installations representing approximately 68% of new acute care EHR installations in 2020, 63% in 2021, and 100% in 2022 and the six months ended June 30, 2023. Due to the nature of the revenue recognition requirements for SaaS arrangements coupled with recurring monthly payments, these arrangements do not give rise to long-term financing arrangements.
The components of these receivables were as follows at June 30, 2023 and December 31, 2022:

(In thousands)	June 30, 2023	December 31, 2022
Long-term financing arrangements, gross	$6,670	$8,683
Less: allowance for expected credit losses	(442)	(533)
Less: unearned income	(488)	(678)
Long-term financing arrangements, net	$5,740	$7,472

Future minimum payments to be received subsequent to June 30, 2023 are as follows:

(In thousands)
Years Ending December 31,
2023	$2,283
2024	2,841
2025	1,365
2026	153
2027	15
Thereafter	13
Total minimum payments to be received	6,670
Less: allowance for expected credit losses	(442)
Less: unearned income	(488)
Receivables, net	$5,740

Credit Quality of Financing Receivables and Allowance for Expected Credit Losses
The following table is a roll-forward of the allowance for expected credit losses for the six months ended June 30, 2023 and year ended December 31, 2022:

(In thousands)	Balance at Beginning of Period	Provision	Charge-offs	Recoveries	Balance at End of Period
June 30, 2023	$549	$(46)	$—	$—	$503
December 31, 2022	$722	$(211)	$38	$—	$549
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
Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. To facilitate customer collection and credit monitoring efforts, financing receivable amounts are invoiced and reclassified to trade accounts receivable when they become due, with all invoiced amounts placed on nonaccrual status. As a result, all past due amounts related to the Company’s financing receivables are included in trade accounts receivable in the accompanying condensed consolidated balance sheets. The following is an analysis of the age of financing receivables amounts (excluding short-term payment plans) that have been reclassified to trade accounts receivable and were past due as of June 30, 2023 and December 31, 2022:

(In thousands)	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due
June 30, 2023	$535	$128	$219	$882
December 31, 2022	$1,086	$278	$283	$1,647
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

(In thousands)	June 30, 2023	December 31, 2022
Stratification of uninvoiced client financing receivables based on aging of related trade accounts receivable:
Uninvoiced client financing receivables related to trade accounts receivable that are 1 to 90 Days Past Due	$2,927	$3,876
Uninvoiced client financing receivables related to trade accounts receivable that are 91 to 180 Days Past Due	1,192	1,369
Uninvoiced client financing receivables related to trade accounts receivable that are 181 + Days Past Due	808	1,894
Total uninvoiced client financing receivables balances of clients with a trade accounts receivable	$4,927	$7,139
Total uninvoiced client financing receivables of clients with no related trade accounts receivable	1,255	866
Total financing receivables with contractual maturities of one year or less	1,214	330
Less: allowance for expected credit losses	(503)	(549)
Total financing receivables	$6,893	$7,786

12. INTANGIBLE ASSETS AND GOODWILL
Our purchased definite-lived intangible assets as of June 30, 2023 and December 31, 2022 are summarized as follows:

	June 30, 2023
(In thousands)	Customer Relationships	Trademark	Developed Technology	Non-Compete Agreements	Total
Gross carrying amount, beginning of period	$132,170	$12,320	$40,800	$1,400	$186,690
Accumulated amortization	(57,869)	(6,525)	(27,952)	(373)	(92,719)
Net intangible assets as of June 30, 2023	$74,301	$5,795	$12,848	$1,027	$93,971
Weighted average remaining years of useful life	8	13	8	4	10

	December 31, 2022
(In thousands)	Customer Relationships	Trademark	Developed Technology	Non-Compete Agreements	Total
Gross carrying amount, beginning of period	$112,570	$12,320	$37,600	$—	$162,490
Intangible assets acquired	19,600	—	3,200	1,400	24,200
Accumulated amortization	(52,371)	(6,076)	(26,010)	(233)	(84,690)
Net intangible assets as of December 31, 2022	$79,799	$6,244	$14,790	$1,167	$102,000

The following table represents the remaining amortization of definite-lived intangible assets as of June 30, 2023:

(In thousands)
For the year ended December 31,
2023	$8,029
2024	14,523
2025	14,208
2026	12,919
2027	9,047
Thereafter	35,245
Total	$93,971
The following table sets forth the change in the carrying amount of goodwill by segment for the six months ended June 30, 2023:

(In thousands)	RCM	EHR	Patient Engagement	Total
Balance as of December 31, 2022	$61,821	$126,665	$9,767	$198,253
Goodwill impairment	—	—	—	—
Balance as of June 30, 2023	$61,821	$126,665	$9,767	$198,253

Goodwill is evaluated for impairment annually on October 1, or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist.

13. LONG-TERM DEBT
Long-term debt was comprised of the following at June 30, 2023 and December 31, 2022:

(In thousands)	June 30, 2023	December 31, 2022
Term loan facility	$65,625	$67,375
Revolving credit facility	80,302	73,700
Debt obligations	145,927	141,075
Less: unamortized debt issuance costs	(1,366)	(1,546)
Debt obligation, net	144,561	139,529
Less: current portion	(3,141)	(3,141)
Long-term debt	$141,420	$136,388
As of June 30, 2023, the carrying value of debt approximated the fair value due to the variable interest rate, which reflected the market rate.
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
Anticipated annual future maturities of the term loan facility and revolving credit facility are as follows as of June 30, 2023:

(In thousands)
2023	$1,750
2024	3,500
2025	3,500
2026	3,500
2027	133,677
Thereafter	—
$145,927
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
The First Amendment provides incremental facility capacity of $75 million, subject to certain conditions. The Amended and Restated Credit Agreement, as amended by the First Amendment, includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase, or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated net leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. The First Amendment requires the Company to maintain a minimum fixed charge coverage ratio of 1.25:1.00 throughout the duration of such agreement. Under the First Amendment, the Company is required to comply with a maximum consolidated net leverage ratio of 3.50:1.00. Further, under the First Amendment, in connection with any acquisition by the Company exceeding $25 million, the Company may elect to increase the maximum permitted consolidated net leverage ratio for the fiscal quarter in which the acquisition occurs and each of the following three fiscal quarters by 0.50:1.00 above the otherwise permitted maximum. If the consolidated net leverage ratio is less than 2.50:1.00, there is no limit on the amount of incremental facilities. The Amended and Restated Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default. On March 9, 2023, the calculation of the fixed charge coverage ratio was amended to specifically exclude from the definition of fixed charges the Company's share repurchases conducted during the third and fourth quarters of 2022. We believe that we were in compliance with the covenants contained in such agreement as of June 30, 2023.
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
On April 30, 2023, the company terminated its lease agreement for approximately 12,500 square feet of office space in Plymouth, Minnesota. Pursuant to a Termination of Lease Agreement dated April 18, 2023, the Company paid $1.1 million to the landlord as consideration for the early termination. In connection with the lease termination, the Company derecognized the assets and liabilities associated with the operating lease and recorded a $0.1 million loss on the disposal of leasehold improvement.
Supplemental balance sheet information related to operating leases was as follows:

(In thousands)	June 30, 2023	December 31, 2022
Operating lease assets
Operating lease assets	$5,421	$7,567
Operating lease liabilities
Other accrued liabilities	1,900	2,063
Operating lease liabilities, net of current portion	3,812	5,651
Total operating lease liabilities	$5,712	$7,714
Weighted average remaining lease term in years	4	5
Weighted average discount rate	4.2%	4.4%
Because our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. We used the incremental borrowing rate on January 1, 2019, for operating leases that commenced prior to that date.
The future minimum lease payments payable under these operating leases subsequent to June 30, 2023 are as follows:

(In thousands)
2023	$945
2024	1,804
2025	1,063
2026	1,025
2027	706
Thereafter	693
Total lease payments	6,236
Less imputed interest	(524)
Total	$5,712
Total lease expense for the six months ended June 30, 2023 and 2022 was $1.1 million and $0.9 million, respectively.
Total cash paid for amounts included in the measurement of lease liabilities within operating cash flows from operating leases for the six months ended June 30, 2023 and 2022 was $1.1 million and $0.9 million, respectively.

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
As of June 30, 2023, we did not have any instruments that require fair value measurement.

17.  SEGMENT REPORTING
Our chief operating decision makers ("CODM") previously utilized the following three operating segments, "Acute Care EHR", "Post-acute Care EHR" and "TruBridge". However, in the fourth quarter of 2022, the Company made a number of changes to its organizational structure and management system to better align the Company's operating model to its strategic initiatives. As a result of these changes, the Company revised its operating segments. The new operating and reportable segments, based on our three distinct business units with unique market dynamics and opportunities, are "RCM", "EHR", and "Patient Engagement". These segments represent the components of the Company for which separate financial information is available that is utilized on a regular basis by the CODM in assessing segment performance and in allocating the Company's resources. Management evaluates the performance of the segments based on revenues and adjusted EBITDA. The Company previously evaluated the performance of the segments based on segment gross profit. Management believes adjusted EBITDA is a useful measure to assess the performance and liquidity of the Company as it provides meaningful operating results by excluding the effects of expenses that are not reflective of its operating business performance. Our CODM group is comprised of the Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer. Accounting policies for each of the reportable segments are the same as those used on a consolidated basis. The segment disclosures below for the three and six months ended June 30, 2022 have been recast to conform to the current year presentation.
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
The following table presents a summary of the revenues and adjusted EBITDA of our three operating segments for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Revenues by segment:
RCM	$47,760	$46,814	$96,391	$87,325
EHR
Recurring revenue
Acute EHR	28,349	26,732	55,962	54,097
Post-acute EHR	3,729	3,792	7,636	7,687
Total recurring EHR revenue	32,078	30,524	63,598	61,784
Non-recurring revenue
Acute EHR	2,544	2,939	5,835	5,966
Post-acute EHR	345	680	725	1,155
Total non-recurring EHR revenue	2,889	3,619	6,560	7,121
Total EHR revenue	$34,967	$34,143	$70,158	$68,905
Patient Engagement	1,895	1,769	4,306	4,367
Total revenues	$84,622	$82,726	$170,855	$160,597

Adjusted EBITDA by segment:
RCM	$5,682	$8,064	$13,580	17,645
EHR	5,568	5,707	11,725	11,870
Patient Engagement	(23)	(602)	564	(192)
Total adjusted EBITDA	$11,227	$13,169	$25,869	$29,323

The following table reconciles net income to adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Net income (loss), as reported	$(2,837)	$3,076	247	11,189
Deferred revenue and other purchase accounting adjustments	—	30	—	109
Depreciation expense	597	690	1,095	1,269
Amortization of software development costs	1,826	733	3,312	1,259
Amortization of acquisition-related intangibles	4,014	4,758	8,029	8,430
Stock-based compensation	(123)	1,703	1,124	3,420
Severance and other non-recurring charges	6,819	667	7,920	1,262
Interest expense and other, net	2,586	1,079	4,988	1,839
Gain on contingent consideration	—	(330)	—	(1,580)
Provision (benefit) for income taxes	(1,655)	763	(846)	2,126
Total adjusted EBITDA	$11,227	$13,169	$25,869	$29,323
Certain of the items excluded or adjusted to arrive at adjusted EBITDA are described below:
•Deferred revenue and other purchase accounting adjustments - Deferred revenue purchase accounting adjustments includes acquisition-related deferred revenue adjustments, which reflect the fair value adjustments to deferred revenues acquired in business acquisitions. The fair value of deferred revenue represents an amount equivalent to the estimated cost plus an appropriate profit margin, to perform services related to the acquiree's software and product support, which assumes a legal obligation to do so, based on the deferred revenue balance as of the acquisition date. We add back deferred revenue and other adjustments for adjusted EBITDA because we believe the inclusion of this amount directly correlates to the underlying performance of our operations.
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
•Gain on contingent consideration - The purchase agreement for our acquisition of TruCode in 2021 contained contingent consideration, or "earnout," provisions whereby the previous shareholders of TruCode would receive additional consideration at the conclusion of a one-year period beginning on the acquisition date and ending on the first anniversary of the acquisition date, depending on the achievement of certain profitability targets. After the initial measurement period, U.S. GAAP requires that any adjustments to the estimated fair value of this contingent liability, including upon final determination of amounts due, should be recorded in the relevant period's earnings. We exclude gains on contingent consideration from adjusted EBITDA because we believe (i) the amount of such gains in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such gains can vary between periods.

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
Additional information concerning these and other factors that could cause differences between forward-looking statements and future actual results is discussed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.
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
We determine retention rates by reference to the amount of beginning-of-period Acute Care EHR recurring revenues that have not been lost due to customer attrition from our production environment customer base. Production environment customers are those that are using our applications to document live patient encounters, as opposed to legacy environment customers that have view-only access to historical patient records. Since 2019, these retention rates have consistently remained in the mid-to-high 90th percentile ranges. Specifically, the annualized retention rate in the first half of 2023 was 94.4% , and we achieved retention rates of 94.9% in 2022, 98.2% in 2021 and 94.9% in 2020. We have increased customer retention efforts by enhancing support services, investing in tooling and instrumentation to proactively monitor for potential disruptions, and deploying in-application experience software that delivers application-specific insights while using our products.
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
The overwhelming majority of our historical EHR installations have been under a perpetual license model, but new customer demand has dramatically shifted towards a SaaS license model in the past several years. SaaS license models made up only 12% of annual new acute care EHR installations in 2018, increasing to 100% during 2022 and the first six months of 2023. These SaaS offerings are attractive to our clients because this configuration allows them to obtain access to advanced software products without a significant initial capital outlay. We expect this trend to continue for the foreseeable future, with the resulting impact on the Company’s financial statements being reduced EHR revenues in the period of installation in exchange for increased recurring periodic revenues (reflected in EHR revenues) over the term of the SaaS arrangement. This naturally places downward pressure on short-term revenue growth and profitability metrics, but benefits long-term revenue growth and profitability which, in our view, is consistent with our goal of delivering long-term shareholder value.
For customers electing to purchase our technology solutions under a traditional perpetual license, we have historically made financing arrangements available on a case-by-case basis, depending on the various aspects of the proposed contract and customer attributes. These financing arrangements have comprised the majority of our perpetual license installations over the past several years, and include short-term payment plans and longer-term lease financing through us or third-party financing companies. The aforementioned shift in customer preference towards SaaS arrangements has significantly reduced the frequency of new financing arrangements for customer purchases under a perpetual license. When combined with scheduled payments on existing financing arrangements, the reduced frequency of new financing arrangements has resulted in a substantial reduction in financing receivables during 2022 and the first six months of 2023.
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
Initial organizational realignment efforts began during 2021, when we committed to a reduction in force intended to more effectively align our resources with business priorities. Other related initiatives include our ongoing implementation of the Scaled Agile Framework® throughout our EHR product development, implementation and support functions to enhance cohesion, time-to-market and customer satisfaction. This framework is a set of organization and workflow patterns intended to guide enterprises in scaling lean and agile practices and promote alignment, collaboration, and delivery across large numbers of agile teams.
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
In addition to wage inflation, we are a party to contracts with certain third-party suppliers and vendors that allow for annual price adjustments indexed to inflation. While we continually seek to proactively manage controllable expenses, inflationary pressure on costs has led to, and could lead to, erosion of margins.

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
During the first six months of 2023, we generated revenues of $170.9 million from the sale of our products and services, compared to $160.6 million during the first six months of 2022, an increase of 6% that is due to the combination of inorganic growth through our recent acquisition of HRG and organic growth as RCM solutions continue to gain traction in the domestic healthcare landscape. Despite this increase in revenues, net income decreased by $10.9 million to $0.2 million during the first six months of 2023 from the prior-year period due to the combined effects of (i) increased severance costs associated with employees displaced by our ongoing implementation of the Scaled Agile Framework®, (ii) increased non-recurring charges largely resulting from past business acquisitions, exploratory efforts related to future acquisitions, and lease termination costs related to our efforts to right-size our real estate footprint, (iii) increased interest expense due to acquisition-fueled growth in long-term debt and a rising interest rate environment, (iv) increased costs related to our strategy to migrate to a public cloud environment in order to increase business agility and improve security, and (v) increased amortization of capitalized software development costs.

The following table sets forth certain items included in our results of operations for the three and six months ended June 30, 2023 and 2022, expressed as a percentage of our total revenues for these periods:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
(In thousands)	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
INCOME DATA:
Sales revenues:
RCM	$47,760	56.4%	$46,814	56.6%	$96,391	56.4%	$87,325	54.4%
EHR	34,967	41.3%	34,143	41.3%	70,158	41.1%	68,905	42.9%
Patient Engagement	1,895	2.2%	1,769	2.1%	4,306	2.5%	4,367	2.7%
Total sales revenues	84,622	100.0%	82,726	100.0%	170,855	100.0%	160,597	100.0%
Costs of sales:
RCM	27,119	32.0%	25,382	30.7%	54,302	31.8%	45,780	28.5%
EHR	15,891	18.8%	15,721	19.0%	32,239	18.9%	31,061	19.3%
Patient Engagement	1,123	1.3%	950	1.1%	1,769	1.0%	1,893	1.2%
Total costs of sales	44,133	52.2%	42,053	50.8%	88,310	51.7%	78,734	49.0%
Gross profit	40,489	47.8%	40,673	49.2%	82,545	48.3%	81,863	51.0%
Operating expenses:
Product development	10,595	12.5%	8,107	9.8%	20,434	12.0%	16,169	10.1%
Sales and marketing	8,132	9.6%	8,226	9.9%	15,089	8.8%	15,269	9.5%
General and administrative	19,654	23.2%	14,994	18.1%	34,604	20.3%	28,421	17.7%
Amortization of acquisition-related intangibles	4,014	4.7%	4,758	5.8%	8,029	4.7%	8,430	5.2%
Total operating expenses	42,395	50.1%	36,085	43.6%	78,156	45.7%	68,289	42.5%
Operating income (loss)	(1,906)	(2.3)%	4,588	5.5%	4,389	2.6%	13,574	8.5%
Other income (expense):						—%		—%
Other income	78	0.1%	278	0.3%	346	0.2%	435	0.3%
Gain on contingent consideration	—	—%	330	0.4%	—	—%	1,580	1.0%
Loss on extinguishment of debt	—	—%	(125)	(0.2)%	—	—%	(125)	(0.1)%
Interest expense	(2,664)	(3.1)%	(1,232)	(1.5)%	(5,334)	(3.1)%	(2,149)	(1.3)%
Total other income (expense)	(2,586)	(3.1)%	(749)	(0.9)%	(4,988)	(2.9)%	(259)	(0.2)%
Income (loss) before taxes	(4,492)	(5.3)%	3,839	4.6%	(599)	(0.4)%	13,315	8.3%
Provision (benefit) for income taxes	(1,655)	(2.0)%	763	0.9%	(846)	(0.5)%	2,126	1.3%
Net income (loss)	$(2,837)	(3.4)%	$3,076	3.7%	$247	0.1%	$11,189	7.0%
Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022
Revenues
Total revenues for the three months ended June 30, 2023 increased by $1.9 million, or approximately 2%, compared to the three months ended June 30, 2022.
RCM revenues increased by $0.9 million, or 2%, compared to the second quarter of 2022 as customer attrition, most notably within our medical coding service line, offset much of the revenue gains from new contract wins over the trailing twelve months.

EHR revenues increased by $0.8 million, or 2%, compared to the second quarter of 2022, and were comprised of the following during the respective periods:

	Three Months Ended June 30,
(In thousands)	2023	2022
Recurring EHR revenues (1)
Acute Care EHR	$28,349	$26,732
Post-acute Care EHR	3,729	3,792
Total recurring EHR revenues	32,078	30,524
Non-recurring EHR revenues (2)
Acute Care EHR	2,544	2,939
Post-acute Care EHR	345	680
Total non-recurring EHR revenues	2,889	3,619
Total EHR revenue	$34,967	$34,143

(1) Mostly comprised of support and maintenance, third-party subscriptions, and SaaS revenues.

(2) Mostly comprised of installation revenues from the sale of our acute care and post-acute care EHR solutions and related applications under a perpetual (non-subscription) licensing model.
Recurring EHR revenues increased by $1.6 million, or 5%, compared to the second quarter of 2022. Post-acute Care EHR recurring revenues were effectively flat compared to the second quarter of 2022, while Acute Care EHR recurring revenues increased by $1.6 million, or 6%, as continued efforts to emphasize SaaS arrangements have led to the accumulation of significant sources of recurring revenue.
Non-recurring EHR revenues decreased by $0.7 million, or 20%, compared to the second quarter of 2022. The consequence of our continued focus on increasing recurring revenues has been the de-emphasizing of nonrecurring, perpetual license sales.
Patient Engagement revenues increased by $0.1 million, or 7%, compared to the prior year period.
Costs of Sales
Total costs of sales increased by $2.1 million compared to the second quarter of 2022. As a percentage of total revenues, costs of sales increased to 52% of revenues during the second quarter of 2023 compared to 51% during the second quarter of 2022.
Our costs associated with RCM sales and support increased by $1.7 million, or 7%, compared to the second quarter of 2022, as the necessary responses to domestic labor market challenges have increased costs associated with our people-intensive service offerings. While efforts are well underway to mitigate these domestic labor market challenges through expansion of our offshore partnerships, these efforts have yet to reach the scale necessary to fully offset the impact of domestic wage inflation. Adding to these challenges, (i) revenue growth in the trailing twelve months has largely come from lower margin revenue streams; (ii) we experienced the loss of a single large customer with a margin profile well beyond our typical customer margin profile; and (iii) we faced increased costs associated with enhancing our compliance function within the RCM business unit to accommodate scale. As a result, the gross margin on RCM services decreased to 43% during the second quarter of 2023 from 46% during the second quarter of 2022.
Costs of EHR system sales and support increased by $0.2 million, or 1%, compared to the second quarter of 2022, primarily driven by increased travel costs related to customer implementations and customer optimization efforts. The related gross margins increased to 55% in the second quarter of 2023 from 54% in the second quarter of 2022.
Costs of Patient Engagement sales and support increased by $0.2 million, or 18%, primarily due to increased hosting infrastructure costs. The related gross margins decreased to 41% in the second quarter of 2023 from 46% in the second quarter of 2022.
Product Development
Product development expenses consist primarily of compensation and other employee-related costs (including stock-based compensation) and infrastructure costs incurred, but not capitalized, for new product development and product enhancements. Product development costs increased by $2.5 million, or 31%, compared to the second quarter of 2022, primarily due to increased costs related to our strategy to migrate to a public cloud environment and increased amortization of capitalized software development costs.
Sales and Marketing
Sales and marketing costs remained relatively unchanged, decreasing by $0.1 million, or 1%, compared to the second quarter of 2022.
General and Administrative
General and administrative expenses increased by $4.7 million, or 31%, compared to the second quarter of 2022. Our ongoing implementation of the Scaled Agile Framework® resulted in job displacement for a number of our employees, resulting in a $3.6 million increase in related non-recurring severance costs. Other non-recurring charges increased by $2.6 million, largely as the result of past acquisitions, exploratory efforts related to future acquisitions, and lease termination costs related to our efforts to right-size our real estate footprint. Partially offsetting these increases was a $1.2 million decrease in stock-based compensation, as developing margin pressures resulted in lowered achievement expectations relative to the targets underlying outstanding performance share awards.
Amortization of Acquisition-Related Intangibles
Amortization expense associated with acquisition-related intangible assets decreased by $0.7 million, or 16%, compared to the second quarter of 2022, as some intangible assets became fully-amortized prior to the second quarter of 2023.
Total Operating Expenses
As a percentage of total revenues, total operating expenses increased to 50% of revenues in the second quarter of 2023, compared to 44% in the second quarter of 2022.
Total Other Income (Expense)
Total other income (expense) decreased to expense of $2.6 million during the second quarter of 2023 compared to expense of $0.7 million during the second quarter of 2022, as a rising interest rate environment and a higher level of funded debt caused a $1.4 million increase in interest expense.
Income (Loss) Before Taxes
As a result of the foregoing factors, income (loss) before taxes decreased by $8.3 million, to a loss before taxes of $4.5 million in the second quarter of 2023 compared to income before taxes of $3.8 million in the second quarter of 2022.
Provision (Benefit) for Income Taxes
Our effective tax rate for the three months ended June 30, 2023 increased to 36.8% from 19.9% for the three months ended June 30, 2022, with the largest contributing factor being the impact of the research and development ("R&D") tax credit. This credit, which is not correlated with taxable income, resulted in an incremental benefit of 10.7% over the corresponding benefit during the second quarter of 2022. In periods with taxable income, the benefit from the R&D tax credit serves to reduce income tax expense, thereby lowering the effective tax rate. However, in periods with taxable loss, the benefit from the R&D tax credit serves to increase the income tax benefit, thereby increasing the effective tax rate.
Net Income (Loss)
Net income (loss) for the second quarter of 2023 decreased by $5.9 million to a net loss of $2.8 million, or negative $0.20 per basic and diluted share, compared with net income of $3.1 million, or $0.21 per basic and diluted share, for the second quarter of 2022.
Six Months Ended June 30, 2023 compared with Six months ended June 30, 2022
Revenues
Total revenues for the six months ended June 30, 2023 increased by $10.3 million, or approximately 6%, compared to the six months ended June 30, 2022.
RCM revenues increased by $9.1 million, or 10%, compared to the first six months of 2022, as acquisition-fueled growth from our March 2022 acquisition of HRG added to the organic growth of our RCM offerings.

EHR revenues increased by $1.3 million, or 2%, compared to the first six months of 2022, and were comprised of the following during the respective periods:

	Six Months Ended June 30,
(In thousands)	2023	2022
Recurring EHR revenues (1)
Acute Care EHR	$55,962	$54,097
Post-acute Care EHR	7,636	7,687
Total recurring EHR revenues	63,598	61,784
Non-recurring EHR revenues (2)
Acute Care EHR	5,835	5,966
Post-acute Care EHR	725	1,155
Total non-recurring EHR revenues	6,560	7,121
Total EHR revenue	$70,158	$68,905

(1) Mostly comprised of support and maintenance, third-party subscriptions, and SaaS revenues.

(2) Mostly comprised of installation revenues from the sale of our acute care and post-acute care EHR solutions and related applications under a perpetual (non-subscription) licensing model.
Recurring EHR revenues increased by $1.8 million, or 3%, compared to the first six months of 2022. While Post-acute Care EHR recurring revenues were relatively flat compared to the prior-year period, Acute Care EHR recurring revenues increased by $1.9 million, or 3%, as continued efforts to emphasize SaaS arrangements have led to the accumulation of significant sources of recurring revenue.
Non-recurring EHR revenues decreased by $0.6 million, or 8%, compared to the first six months of 2022.
Patient Engagement revenues were relatively flat compared to the prior-year period, decreasing by only $0.1 million, or 1%, compared to the first six months of 2022.
Costs of Sales
Total costs of sales increased by $9.6 million compared to the first six months of 2022. As a percentage of total revenues, costs of sales increased to 52% of revenues during the first six months of 2023 compared to 49% during the first six months of 2022. Our costs associated with RCM sales and support increased by $8.5 million, or 19%, compared to the first six months of 2022. This increase has primarily been driven by our recent acquisition of HRG and the aforementioned necessary responses to domestic labor market challenges, which have increased the costs associated with our people-intensive service offerings. Additionally, (i) revenue growth in the trailing twelve months has largely come from lower margin revenue streams; (ii) we experienced the loss of a single large customer with a margin profile well beyond our typical customer margin profile; and (iii) we faced increased costs associated with enhancing our compliance function within the RCM business unit to accommodate scale. As a result, the gross margin on RCM services decreased to 44% during the first six months of 2023 from 48% during the first six months of 2022.
Costs of EHR system sales and support increased by $1.2 million, or 4%, compared to the first six months of 2022, primarily driven by increased amortization of accumulated contract fulfillment costs. The related gross margins decreased to 54% in the first six months of 2023 from 55% in the first six months of 2022.
Costs of Patient Engagement sales and support decreased by $0.1 million, or 7%, as we experienced heightened resource needs during the first half of 2022 to support an aggressive onboarding schedule related to recent contract wins. With these costs abating during the trailing twelve months, the related gross margins increased to 59% in the first six months of 2023 from 57% in the first six months of 2022.
Product Development
Product development expenses consist primarily of compensation and other employee-related costs (including stock-based compensation) and infrastructure costs incurred, but not capitalized, for new product development and product enhancements. Product development costs increased by $4.3 million, or 26%, compared to the first six months of 2022, primarily due to increased costs related to our strategy to migrate to a public cloud environment and increased amortization of capitalized software development costs.

Sales and Marketing
Sales and marketing costs remained relatively unchanged, decreasing by $0.2 million, or 1%, compared to the first six months of 2022.
General and Administrative
General and administrative expenses increased by $6.2 million, or 22%, compared to the first six months of 2022. Our ongoing implementation of the Scaled Agile Framework® resulted in job displacement for a number of our employees, resulting in a $3.7 million increase in related non-recurring severance costs. Other non-recurring charges increased by $2.9 million, largely as result of past acquisitions, exploratory efforts related to future acquisitions, and lease termination costs related to our efforts to right-size our real estate footprint.
Amortization of Acquisition-Related Intangibles
Amortization expense associated with acquisition-related intangible assets decreased by $0.4 million, or 5%, compared to the first six months of 2022, as some intangible assets became fully-amortized during the first six months of 2023.
Total Operating Expenses
As a percentage of total revenues, total operating expenses increased to 46% of revenues in the first six months of 2023, compared to 43% in the first six months of 2022.
Total Other Income (Expense)
Total other income (expense) decreased to expense of $5.0 million during the first six months of 2023 compared to expense of $0.3 million during the first six months of 2022. A rising interest rate environment and a higher level of funded debt caused a $3.2 million increase in interest expense. Additionally, during the first six months of 2022, $1.6 million of the original $2.5 million contingent consideration estimated in determining the TruCode purchase price was reversed as updated estimates of TruCode's earnings over the earnout period were less than estimated on the date of acquisition. There were no such adjustments to contingent consideration arrangements recorded during the first six months of 2023 as the related earnout payments were made during 2022.
Income (Loss) Before Taxes
As a result of the foregoing factors, income (loss) before taxes decreased by $13.9 million, to a loss before taxes of $0.6 million in the first six months of 2023 compared to income before taxes of $13.3 million in the first six months of 2022.
Provision (Benefit) for Income Taxes
Our effective tax rate for the six months ended June 30, 2023 increased to 141.2% from 16.0% for the six months ended June 30, 2022, with the largest contributing factor being the impact of the R&D tax credit. This credit, which is not correlated with taxable income, resulted in an incremental benefit of 104.3% over the corresponding benefit during the first six months of 2022.
Net Income
Net income for the first six months of 2023 decreased by $10.9 million to $0.2 million, or $0.02 per basic and diluted share, compared with $11.2 million, or $0.76 per basic and diluted share, for the first six months of 2022.
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

The following table presents a summary of the revenues and adjusted EBITDA of our three operating segments for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
(In thousands)
Revenues by segment:
RCM	$47,760	$46,814	$946	2%	$96,391	$87,325	$9,066	10%
EHR	34,967	34,143	824	2%	70,158	68,905	1,253	2%
Patient Engagement	1,895	1,769	126	7%	4,306	4,367	(61)	(1)%

Adjusted EBITDA by segment:
RCM	$5,682	$8,064	$(2,382)	(30)%	$13,580	$17,645	$(4,065)	(23)%
EHR	5,568	5,707	(139)	(2)%	11,725	11,870	(145)	(1)%
Patient Engagement	(23)	(602)	579	96%	564	(192)	756	394%
Segment Revenues
Refer to the corresponding discussion of revenues for each of our reportable segments previously provided under the Revenues heading of this Management's Discussion and Analysis. There are no intersegment revenues to be eliminated in computing segment revenue.
Segment Adjusted EBITDA - Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022
RCM adjusted EBITDA decreased by $2.4 million, or 30%, compared to the second quarter of 2022. Modest revenue growth of $0.9 million, or 2%, was offset by a 250 basis point decrease in gross margins primarily due to upward pressure on costs associated with our people-intensive service offerings. The gross margin compression was compounded by expanding operating expenses to exert downward pressure on adjusted EBITDA.
EHR adjusted EBITDA decreased by $0.1 million, or 2%, compared to the second quarter of 2022. Although gross margins improved by 60 basis points, the expansion of operating expenses resulted in a slight decrease in adjusted EBITDA.
Patient Engagement adjusted EBITDA increased by $0.6 million, or 96%, compared to the second quarter of 2022. Although gross margins decreased by 560 basis points, adjusted EBITDA benefited from a $0.6 million decrease in sales and marketing expense.
Segment Adjusted EBITDA - Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022
RCM adjusted EBITDA decreased by $4.1 million, or 23%, compared to the first six months of 2022. With costs of sales increasing in proportion with revenue in the first six months of 2023, adjusted EBITDA compressed due to expanded operating expenses driven by the aforementioned product development costs related to our strategy to migrate to the public cloud and general and administrative costs related to our ongoing implementation of the Scaled Agile Framework®.
EHR adjusted EBITDA decreased by $0.1 million, or 1%, compared to the first six months of 2022. Although gross margins improved by 90 basis points, the expansion of operating expenses resulted in a slight decrease in adjusted EBITDA.
Patient Engagement adjusted EBITDA increased by $0.8 million, or 394%, compared to the first six months of 2022. Although there was a 1% decrease in revenues in the first six months of 2023 compared to the first six months of 2022, a 230 basis point increase in gross margins combined with decreased sales and marketing expense to benefit adjusted EBITDA.
Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2023, our principal sources of liquidity consisted of cash and cash equivalents of $7.2 million and our remaining borrowing capacity under the revolving credit facility of $79.7 million, compared to $7.0 million of cash and cash equivalents and $86.3 million of remaining borrowing capacity under the revolving credit facility as of December 31, 2022. In January 2016, we entered into a syndicated credit agreement which provided for a $125 million term loan facility and a $50 million revolving credit facility. On June 16, 2020, we entered into an Amended and Restated Credit Agreement that increased the aggregate principal amount of our credit facilities to $185 million, which included a $75 million term loan facility and a $110 million revolving credit facility. On May 2, 2022, we entered into a First Amendment to the Amended Restated Credit Agreement that further increased the aggregate principal amount of our credit facilities to $230 million, which included a $70 million term loan facility and a $160 million revolving credit facility.
As of June 30, 2023, we had $145.9 million in principal amount of indebtedness outstanding under the credit facilities. We believe that our cash and cash equivalents of $7.2 million as of June 30, 2023, the future operating cash flows of the combined entity, and our remaining borrowing capacity under the revolving credit facility of $79.7 million as of June 30, 2023, taken together, provide adequate resources to fund ongoing cash requirements for the next twelve months and beyond. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of filing of this Form 10-Q. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms. Aside from normal operating cash requirements, obligations under our Credit Agreement (as discussed below) and operating leases, and opportunistic uses of capital in share repurchases and business acquisition transactions, we do not have any material cash commitments or planned cash commitments. Although the Company currently has no obligations related to planned acquisitions, the Company's strategy includes the potential for future acquisitions, which may be funded thorough draws on the credit facilities or the use of the other sources of liquidity described above.
Operating Cash Flow Activities
Net cash provided by operating activities decreased by $8.9 million from $19.1 million provided by operations for the six months ended June 30, 2022 to $10.2 million provided by operations for the six months ended June 30, 2023. The decrease in cash flows provided by operations is primarily due to the aforementioned decrease in net income.
Investing Cash Flow Activities
Net cash used in investing activities decreased by $40.4 million, with $12.2 million used in the six months ended June 30, 2023 compared to $52.6 million used during the six months ended June 30, 2022. Most notably, we completed our $43.6 million acquisition of HRG during the first quarter of 2022 with no similar activity in the first six months of 2023. Partially offsetting this significant decrease in cash outflows related to acquisition activity was a $3.4 million increase in cash outflows related to capitalized software development efforts. Specifically, cash outflows related to capitalized software development efforts increased from $8.7 million during the first six months of 2022 to $12.1 million during the first six months of 2023 as our workload mix has shifted away from addressing deficiencies in legacy code related to existing applications towards adding features and functionalities to our cloud-native solutions and increased development efforts related to non-customer-facing, internal-use software.
Financing Cash Flow Activities
During the six months ended June 30, 2023, our financing activities were a net source of cash in the amount of $2.3 million, as $6.6 million in borrowings from our revolving line of credit were partially offset by long-term debt principal payments of $1.8 million and $2.5 million used to repurchase share of our common stock, which are treated as treasury stock. Financing activities were a net source of cash in the amount of $37.2 million during the six months ended June 30, 2022, as $48.0 million in borrowings from our revolving line of credit were partially offset by long-term principal payments of $7.1 million and $4.2 million used to repurchase shares of our common stock.
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

Credit Agreement
As of June 30, 2023, we had $65.6 million in principal amount outstanding under the term loan facility and $80.3 million in principal amount outstanding under the revolving credit facility. Each of our credit facilities continues to bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted SOFR rate for the relevant interest period, subject to a floor of 0.50%, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month SOFR rate, subject to the aforementioned floor, plus one percent per annum, or (3) a combination of (1) and (2). The applicable margin for SOFR loans and the letter of credit fee ranges from 1.8% to 3.0%. The applicable margin for base rate loans ranges from 0.8% to 2.0%, in each case based on the Company's consolidated net leverage ratio.
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
The First Amendment provides incremental facility capacity of $75 million, subject to certain conditions. The Amended and Restated Credit Agreement, as amended by the First Amendment, includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase, or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated net leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. The First Amendment requires the Company to maintain a minimum fixed charge coverage ratio of 1.25:1.00 throughout the duration of such agreement. Under the First Amendment, the Company is required to comply with a maximum consolidated net leverage ratio of 3.50:1.00. Further, under the First Amendment, in connection with any acquisition by the Company exceeding $25 million, the Company may elect to increase the maximum permitted consolidated net leverage ratio for the fiscal quarter in which the acquisition occurs and each of the following three fiscal quarters by 0.50:1.00 above the otherwise permitted maximum. If the consolidated net leverage ratio is less than 2.50:1:00, there is no limit on the incremental facility. The Amended and Restated Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default. We believe that we were in compliance with the covenants contained in such agreement as of June 30, 2023. On March 10, 2023, the calculation of the fixed charge coverage ratio was amended to specifically exclude from the definition of fixed charges the Company's share repurchases conducted during the third and fourth quarters of 2022. Any failure by us to comply with this or another covenant in the future may result in an event of default. There can be no assurance that we will be able to continue to comply with this covenant or obtain amendments to avoid future covenant violations, or that such amendments will be available on commercially acceptable terms.
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
Backlog
Backlog consists of revenues we reasonably expect to recognize over the next twelve months under existing contracts. The revenues to be recognized may relate to a combination of one-time fees for system sales and recurring fees for support and maintenance and RCM services. As of June 30, 2023, we had a twelve-month backlog of approximately $10 million in connection with non-recurring system purchases and approximately $321 million in connection with recurring payments under support and maintenance and RCM services. As of June 30, 2022, we had a twelve-month backlog of approximately $6 million in connection with non-recurring system purchases and approximately $321 million in connection with recurring payments under support and maintenance and RCM services.
Bookings

Bookings is a key operational metric used by management to assess the relative success of our sales generation efforts, and were as follows for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
RCM (1)	$13,648	$14,847	$25,748	$23,414
EHR(2)	7,433	8,222	15,751	18,468
Patient Engagement (1)	867	730	1,343	2,314
Total bookings	$21,948	$23,799	$42,842	$44,196
(1) Generally calculated as the total contract price (for non-recurring, project-related amounts) and annualized contract value (for recurring amounts).
(2) Generally calculated as the total contract price (for system sales) including annualized contract value (for support) for perpetual license system sales and total contract price for SaaS sales.

RCM

RCM bookings during the second quarter of 2023 decreased by $1.2 million, or 8%, from the second quarter of 2022 as strength in bookings from our existing EHR customer base ("cross-sell") were outpaced by declining bookings from healthcare providers utilizing competing EHR products ("net-new"). Cross-sell bookings increased by $2.1 million, or 25%, compared to the second quarter of 2022 as the increasing complexity of our typical customer's hospital revenue cycle combined with domestic labor shortages have spurred growing demand for outsourced RCM services. Net-new bookings decreased by $3.3 million, or 49%, as our efforts to expand our footprint for RCM services outside of our EHR customer base are characteristically volatile, which is to be expected as these efforts continue to scale.

Compared to the first six months of 2022, RCM bookings increased by $2.3 million, or 10%, as strength in cross-sell bookings outpaced relative weakness in net-new client wins, for the same reasons as described above. Cross-sell bookings increased by $4.0 million, or 33%, while net-new bookings decreased by $1.7 million, or 15%.

EHR

EHR bookings decreased by $0.8 million, or 10%, compared to the second quarter of 2022 and by $2.7 million, or 15%, compared to the first six months of 2022. Acute Care EHR bookings decreased by $0.9 million compared to the second quarter of 2022 and $3.0 million compared to the first six months of 2022, primarily due to a challenging decision environment for new Acute Care EHR system sales arrangements.

Patient Engagement

Patient Engagement bookings were relatively flat compared to the second quarter of 2022, but decreased $1.0 million, or 42%, compared to the first six months of 2022. The first six months of 2022 benefited from one reseller's purchases of block licenses for the deployment of Get Real Health's products in Canada, with no such large purchases in the first six months of 2023. As a relatively small operator in a still-nascent market, volatility in bookings is expected to remain a characteristic of our patient engagement business as the industry matures and the business grows to scale.

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
In our Annual Report on Form 10-K for the year ended December 31, 2022, we identified our critical accounting polices and estimates related to revenue recognition, allowance for credit losses, estimates, business combinations, including purchased intangible assets, and software development costs. There have been no significant changes to these critical accounting policies during the six months ended June 30, 2023.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk relates primarily to the potential fluctuations in the Secured Overnight Financing Rate ("SOFR"), which replaced the British Bankers Association London Interbank Offered Rate ("LIBOR") as the new benchmark interest rate for our credit facilities. We had $145.9 million of outstanding borrowings under our credit facilities with Regions Bank at June 30, 2023. The term loan facility and revolving credit facility bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted SOFR rate for the relevant interest period, subject to a floor of 0.50%, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month SOFR rate, subject to the aforementioned floor, plus one percent per annum, or (3) a combination of (1) and (2). Accordingly, we are exposed to fluctuations in interest rates on borrowings under the credit facilities. A one hundred basis point change in interest rate on our borrowings outstanding as of June 30, 2023 would result in a change in interest expense of approximately $1.5 million annually.
We did not have investments as of June 30, 2023 and do not utilize derivative financial instruments to manage our interest rate risks.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or operating results. There have been no material changes to the risk factors disclosed in Part 1, "Item 1A. Risk Factors" in our Annual Report on Form 10-K and Part II, "Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Equity Securities

The following table provides information about our repurchases of common stock during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3)
Beginning of Period				$16,471,896
April 1, 2023 - April 30, 2023	—	—	—	16,471,896
May 1, 2023 - May 31, 2023	1,894	$25.82	—	16,471,896
June 1, 2023 - June 30, 2023	—	—	—	16,471,896
Total	1,894	$25.82	—
(1) We repurchased 1,894 shares during the three months ended June 30, 2023 that were not made pursuant to our previously announced stock repurchase program, but were purchased to fund required tax withholdings related to the vesting of restricted stock. Shares withheld to cover required tax withholdings related to the vesting of restricted stock do not reduce our total share repurchase authority.

(2) Shares purchased during the three months ended June 30, 2023 pursuant to our previously announced stock repurchase program.
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

(c) During the fiscal quarter ended June 30, 2023, none of the Company's directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

Item 6.	Exhibits.

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3.1 to CPSI’s Current Report on Form 8-K dated October 26, 2022 and incorporated herein by reference)

10.1
Form of Executive Severance Agreement entered into between Computer Programs and Systems, Inc and each executive officer (other than Christopher L. Fowler) (filed as Exhibit 10.1 to CPSI's Current Report on Form 8-K dated June 26, 2023 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statement of Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER PROGRAMS AND SYSTEMS, INC.

8/9/2023	By:	/s/ Christopher L. Fowler
Christopher L. Fowler
President and Chief Executive Officer

8/9/2023	By:	/s/ Matt J. Chambless
Matt J. Chambless
Chief Financial Officer