Form 10-Q
period 2023-09-30
COMPUTER PROGRAMS & SYSTEMS INC
filed 2023-11-09
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 9, 2023, there were 14,548,776 shares of the issuer’s common stock outstanding.

COMPUTER PROGRAMS AND SYSTEMS, INC.
Quarterly Report on Form 10-Q
(For the three and nine months ended September 30, 2023)

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,473	$6,951
Accounts receivable (net of allowance for expected credit losses of $3,323 and $2,854, respectively)	59,024	51,311
Financing receivables, current portion, net (net of allowance for expected credit losses of $319 and $223, respectively)	4,251	4,474
Inventories	941	784
Prepaid income taxes	—	701
Prepaid expenses and other	13,111	10,338
Total current assets	78,800	74,559
Property and equipment, net	8,707	9,884
Software development costs, net	39,732	27,257
Operating lease assets	5,138	7,567
Financing receivables, net of current portion (net of allowance for expected credit losses of $121 and $326, respectively)	1,615	3,312
Other assets, net of current portion	7,330	8,131
Intangible assets, net	89,956	102,000
Goodwill	198,253	198,253
Total assets	$429,531	$430,963
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,368	$7,035
Current portion of long-term debt	3,141	3,141
Deferred revenue	8,806	11,590
Accrued vacation	6,040	6,214
Income taxes payable	316	—
Other accrued liabilities	23,121	16,475
Total current liabilities	54,792	44,455
Long-term debt, net of current portion	138,748	136,388
Operating lease liabilities, net of current portion	3,421	5,651
Deferred tax liabilities	4,587	12,758
Total liabilities	201,548	199,252
Stockholders’ equity:
Common stock, $0.001 par value; 30,000 shares authorized; 15,121 and 14,913 shares issued, respectively	15	15
Additional paid-in capital	194,437	192,275
Retained earnings	50,606	53,921
Treasury stock, 572 shares and 483 shares, respectively	(17,075)	(14,500)
Total stockholders’ equity	227,983	231,711
Total liabilities and stockholders’ equity	$429,531	$430,963
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
RCM	$46,582	$46,875	$142,973	$134,200
EHR	34,493	34,949	104,651	103,855
Patient Engagement	1,637	1,003	5,943	5,369
Total revenues	82,712	82,827	253,567	243,424
Expenses
Costs of revenue (exclusive of amortization and depreciation)
RCM	27,159	25,289	81,461	71,068
EHR	15,655	17,103	47,894	48,164
Patient Engagement	1,049	901	2,818	2,795
Total costs of revenue (exclusive of amortization and depreciation)	43,863	43,293	132,173	122,027
Product development	9,778	7,987	26,899	22,897
Sales and marketing	6,818	7,309	21,906	22,578
General and administrative	20,961	13,163	54,471	40,315
Amortization	6,208	5,510	17,549	15,200
Depreciation	297	622	1,392	1,890
Total expenses	87,925	77,884	254,390	224,907
Operating income (loss)	(5,213)	4,943	(823)	18,517
Other income (expense):
Other income	224	355	569	914
Gain (loss) on contingent consideration	—	(589)	—	992
Loss on extinguishment of debt	—	—	—	(125)
Interest expense	(3,071)	(1,771)	(8,405)	(4,044)
Total other income (expense)	(2,847)	(2,005)	(7,836)	(2,263)
Income (loss) before taxes	(8,060)	2,938	(8,659)	16,254
Provision (benefit) for income taxes	(4,498)	777	(5,344)	2,904
Net income (loss)	$(3,562)	$2,161	$(3,315)	$13,350
Net income (loss) per common share—basic	$(0.24)	$0.15	$(0.23)	$0.91
Net income (loss) per common share—diluted	$(0.24)	$0.15	$(0.23)	$0.91
Weighted average shares outstanding used in per common share computations:
Basic	14,205	14,365	14,181	14,405
Diluted	14,205	14,365	14,181	14,405
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity

	Shares	Amount
Three Months Ended September 30, 2023 and 2022:
Balance at June 30, 2023	15,099	$15	$193,399	$54,168	$(17,032)	$230,550
Net loss	—	—	—	(3,562)	—	(3,562)
Issuance of restricted stock	24	—	—	—	—	—
Forfeiture of common stock	(2)	—	—	—	—	—
Stock-based compensation	—	—	1,038	—	—	1,038
Treasury stock acquired	—	—	—	—	(43)	(43)
Balance at September 30, 2023	15,121	$15	$194,437	$50,606	$(17,075)	$227,983

Balance at June 30, 2022	14,897	$15	$190,499	$49,243	$(6,824)	$232,933
Net income	—	—	—	2,161	—	2,161
Issuance of restricted stock	17	—	—	—	—	—
Stock-based compensation	—	—	1,864	—	—	1,864
Treasury stock acquired	—	—	—	—	(4,000)	(4,000)
Balance at September 30, 2022	14,914	$15	$192,363	$51,404	$(10,824)	$232,958

Nine Months Ended September 30, 2023 and 2022:
Balance at December 31, 2022	14,913	$15	$192,275	$53,921	$(14,500)	$231,711
Net loss	—	—	—	(3,315)	—	(3,315)
Issuance of restricted stock	210	—	—	—	—	—
Forfeiture of restricted stock	(2)	—	—	—	—	—
Stock-based compensation	—	—	2,162	—	—	2,162
Treasury stock acquired	—	—	—	—	(2,575)	(2,575)
Balance at September 30, 2023	15,121	$15	$194,437	$50,606	$(17,075)	$227,983

Balance at December 31, 2021	14,734	$15	$187,079	$38,054	$(2,576)	$222,572
Net income	—	—	—	13,350	—	13,350
Issuance of restricted stock	189	—	—	—	—	—
Forfeiture of common stock	(9)	—	—	—	—	—
Stock-based compensation	—	—	5,284	—	—	5,284
Treasury stock acquired	—	—	—	—	(8,248)	(8,248)
Balance at September 30, 2022	14,914	$15	$192,363	$51,404	$(10,824)	$232,958
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER PROGRAMS AND SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating Activities:
Net income (loss)	$(3,315)	$13,350
Adjustments to net income (loss):
Provision for credit losses	810	1,202
Deferred taxes	(8,171)	(3,073)
Stock-based compensation	2,162	5,284
Depreciation	1,392	1,890
Loss on extinguishment of debt	—	125
Amortization of acquisition-related intangibles	12,043	12,917
Amortization of software development costs	5,506	2,283
Amortization of deferred finance costs	269	242
Gain on contingent consideration	—	(992)
Non-cash operating lease costs	1,478	—
Loss on disposal of PP&E	117	—
Changes in operating assets and liabilities:
Accounts receivable	(8,632)	(6,877)
Financing receivables	2,029	4,598
Inventories	(157)	(899)
Prepaid expenses and other	(1,972)	(1,982)
Accounts payable	6,333	(988)
Deferred revenue	(2,784)	726
Operating lease liabilities	(1,462)	—
Other liabilities	6,656	(1,239)
Prepaid income taxes	1,017	3,644
Net cash provided by operating activities	13,319	30,211
Investing Activities:
Purchase of business, net of cash acquired	—	(43,696)
Investment in software development	(17,981)	(14,594)
Purchase of property and equipment	(332)	(134)
Net cash used in investing activities	(18,313)	(58,424)
Financing Activities:
Proceeds from long-term debt	—	575
Payments of long-term debt principal	(2,625)	(2,687)
Proceeds from revolving line of credit	9,716	48,000
Payments of revolving line of credit	(5,000)	(5,300)
Treasury stock purchases	(2,575)	(8,248)
Net cash provided by (used in) financing activities	(484)	32,340
Increase (decrease) in cash and cash equivalents	(5,478)	4,127
Cash and cash equivalents at beginning of period	6,951	11,431
Cash and cash equivalents at end of period	$1,473	$15,558
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,217	$3,677
Cash paid for income taxes, net of refund	$1,796	$2,656
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
Additional changes to the presentation of amounts within our condensed consolidated statements of income are as follows:
•During the first quarter of 2023, we identified certain costs related to the implementation of our cloud strategy and our security operations center that were recorded within the caption "Costs of revenue (exclusive of amortization and depreciation) - EHR" on our condensed consolidated statements of income, that we determined do not solely contribute to the production of EHR products and services, but support the overall business. Consequently, effective January 1, 2023, certain costs related to the implementation of our cloud strategy, which were formerly included within the caption "Costs of revenue (exclusive of amortization and depreciation) - EHR," have been recorded as components of "Product development" expenses. In addition, certain costs related to the Company's security operations center, which were formerly included within the caption "Costs of revenue (exclusive of amortization and depreciation) - EHR," have been recorded as components of "General and administrative" expenses. Additionally, immaterial travel costs were reclassified from within the caption "Costs of revenue (exclusive of amortization and depreciation) - RCM" to "Product development" expenses. Amounts presented for the three and nine months ended September 30, 2022 have been reclassified to conform to the current presentation.
•In addition, during the first quarter of 2023, we refined our operating expense allocation methodology to more accurately distribute the appropriate share of costs among operating segments. Amounts presented for the three and nine months ended September 30, 2022 have been reclassified and are reflective of the current operating expense methodology in order to conform to the current presentation.
•During the third quarter of 2023, we changed the presentation of certain costs previously recorded within the expense captions of "Product development" and "General and administrative" to better comply with the disclosure requirements of Staff Accounting Bulletin Topic 11.B., Miscellaneous Disclosure: Depreciation and Depletion Excluded from Cost of Sales. These changes are summarized as follows:
◦Amortization expense associated with capitalized software development costs, previously recorded within the expense caption of "Product development," have been combined with amounts previously recorded within the expense caption "Amortization of acquisition-related intangibles" and reflected in a newly-presented expense caption of "Amortization."
◦Depreciation expense previously recorded within the expense caption of "General and administrative" have been reclassified within the newly-presented expense caption of "Depreciation."

◦The expense caption previously labelled as "Costs of sales" has been renamed "Costs of revenue (exclusive of amortization and depreciation)," with the previously reported reference to "Gross profit" removed from the current presentation.
The following table provides the amounts reclassified and the impact of applying the current operating expense allocation methodology for the three and nine months ended September 30, 2022.

	Three Months Ended September 30, 2022
(in thousands)	As previously reported	Re-classifications	As reclassified	Impact of operating expense allocations	As currently reported
Costs of revenue (exclusive of amortization and depreciation)
RCM	$25,289	$—	$25,289	$—	$25,289
EHR	18,619	(874)	17,745	(642)	17,103
Other expenses
Product development	7,822	(477)	7,345	642	7,987
General and administrative	13,458	(295)	13,163	—	13,163
Amortization of acquisition-related intangibles	4,486	(4,486)	—	—	—
Amortization	—	5,510	5,510	—	5,510
Depreciation	—	622	622	—	622

	Nine Months Ended September 30, 2022
(in thousands)	As previously reported	Re-classifications	As reclassified	Impact of operating expense allocations	As currently reported
Costs of revenue (exclusive of amortization and depreciation)
RCM	$71,068	$—	$71,068	$—	$71,068
EHR	52,278	(2,169)	50,109	(1,945)	48,164
Other expenses
Product development	22,036	(1,084)	20,952	1,945	22,897
General and administrative	41,235	(920)	40,315	—	40,315
Amortization of acquisition-related intangibles	12,917	(12,917)	—	—	—
Amortization	—	15,200	15,200	—	15,200
Depreciation	—	1,890	1,890	—	1,890
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
The following table details deferred revenue for the nine months ended September 30, 2023 and 2022, included in the condensed consolidated balance sheets:

(In thousands)	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Beginning balance	$11,590	$11,529
Deferred revenue recorded	13,417	19,474
Less deferred revenue recognized as revenue	(16,201)	(18,748)
Ending balance	$8,806	$12,255
The deferred revenue recorded during the nine months ended September 30, 2023 and 2022 is comprised primarily of the annual renewals of certain software subscriptions billed during the first quarter of each year and deposits collected for future EHR installations. The deferred revenue recognized as revenue during the nine months ended September 30, 2023 and 2022 is comprised primarily of the periodic recognition of annual renewals that were deferred until earned and deposits for future EHR installations that were deferred until earned.
Costs to Obtain and Fulfill a Contract with a Customer
Costs to obtain a contract include the commission costs related to SaaS and RCM arrangements, which are capitalized and amortized ratably over the expected life of the customer. As a practical expedient, we generally recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset would have been one year or less. Costs to obtain a contract are expensed within the caption "Expenses - Sales and marketing" in the accompanying condensed consolidated statements of income.
Contract fulfillment costs related to the implementation of SaaS arrangements are capitalized and amortized ratably over the expected life of the customer. Costs to fulfill contracts consist of the payroll costs for the implementation of SaaS arrangements, including time for training, conversions, and installation that is necessary for the software to be utilized. Contract fulfillment costs are expensed within the caption "Costs of revenue (exclusive of amortiztion and depreciation) - EHR" in the accompanying condensed consolidated statements of income.
Costs to obtain and fulfill contracts related to SaaS and RCM arrangements are included within the "Prepaid expenses and other" and "Other assets, net of current portion" line items on our condensed consolidated balance sheets.
The following table details costs to obtain and fulfill contracts with customers for the nine months ended September 30, 2023 and 2022, included in the condensed consolidated balance sheets:

(In thousands)	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Beginning balance	$11,577	$7,312
Costs to obtain and fulfill contracts capitalized	5,221	7,460
Less costs to obtain and fulfill contracts recognized as expense	(4,214)	(5,440)
Ending balance	$12,584	$9,332
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

The intangible assets in the table above are being amortized on a straight-line basis over their estimated useful lives, which range from four to nine years. The amortization is included in the caption "amortization" in our condensed consolidated statements of income.

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

5. PROPERTY AND EQUIPMENT
Property and equipment, net was comprised of the following at September 30, 2023 and December 31, 2022:

(In thousands)	September 30, 2023	December 31, 2022
Land	$2,848	$2,848
Buildings and improvements	8,481	8,320
Computer equipment	8,383	8,228
Leasehold improvements	606	783
Office furniture and fixtures	1,025	1,008
Automobiles	18	18
Property and equipment, gross	21,361	21,205
Less: accumulated depreciation	(12,654)	(11,321)
Property and equipment, net	$8,707	$9,884

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
Software development costs, net was comprised of the following at September 30, 2023 and December 31, 2022:

(In thousands)	September 30, 2023	December 31, 2022
Software development costs	$49,770	$31,789
Less: accumulated amortization	(10,038)	(4,532)
Software development costs, net	$39,732	$27,257

7.     OTHER ACCRUED LIABILITIES
Other accrued liabilities was comprised of the following at September 30, 2023 and December 31, 2022:

(In thousands)	September 30, 2023	December 31, 2022
Salaries and benefits	$7,253	$8,430
Severance	7,783	2,504
Commissions	740	1,280
Self-insurance reserves	—	1,358
Interest	1,919	—
Operating lease liabilities, current portion	1,880	2,063
Other	3,546	840
Other accrued liabilities	$23,121	$16,475

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

8.     NET INCOME (LOSS) PER SHARE
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
The following is a calculation of the basic and diluted EPS for the Company's common stock, including a reconciliation between net income and net income attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2023	2022	2023	2022
Net income (loss)	$(3,562)	$2,161	$(3,315)	$13,350
Less: Net (income) loss attributable to participating securities	82	(42)	73	(261)
Net income (loss) attributable to common stockholders	$(3,480)	$2,119	$(3,242)	$13,089

Weighted average shares outstanding used in basic per common share computations	14,205	14,365	14,181	14,405
Add: Dilutive potential common shares	—	—	—	—
Weighted average shares outstanding used in diluted per common share computations	14,205	14,365	14,181	14,405

Basic EPS	$(0.24)	$0.15	$(0.23)	$0.91
Diluted EPS	$(0.24)	$0.15	$(0.23)	$0.91

During 2021, 2022, and 2023, performance share awards were granted to certain executive officers and key employees of the Company that will result in the issuance of common stock if the predefined performance criteria are met. The awards provide for an aggregate target of 273,791 shares, of which none have been included in the calculation of diluted EPS for the three or nine months ended September 30, 2023 because the related threshold award performance levels have not been achieved as of September 30, 2023. See Note 10 - Stock-Based Compensation and Equity for more information.

9.     INCOME TAXES
The Company determines the tax provision for interim periods using an estimate of our annual effective tax rate ("ETR"), adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual ETR, and if our estimated tax rate changes, we make a cumulative adjustment. If a reliable estimate of the annual ETR cannot be made, the actual ETR for the year to date may be the best estimate of the annual ETR.

Our effective tax rate for the three months ended September 30, 2023 increased to 55.8% from 26.4% for the three months ended September 30, 2022, with the largest contributing factor being the impact of the research and development ("R&D") tax credit. This credit, which is not correlated with taxable income, resulted in an incremental benefit of 24.2% over the corresponding benefit during the third quarter of 2022. In periods with taxable income, the benefit from the R&D tax credit serves to reduce income tax expense, thereby lowering the effective tax rate. However, in periods with taxable loss, the benefit from the R&D tax credit serves to increase the income tax benefit, thereby increasing the effective tax rate.

Similarly, our effective tax rate for the nine months ended September 30, 2023 increased to 61.7% from 17.9% for the nine months ended September 30, 2022, as the R&D tax credit resulted in an incremental benefit of 26.5% over the corresponding benefit during the first nine months of 2022. Additionally, our effective state income tax rate increased to 12.3% during the first nine months of 2023 from 1.7% during the first nine months of 2022, as the allocation of net income (loss) to individual subsidiaries and those subsidiaries' relative state income tax exposure caused the related effective tax rate to deviate significantly from historical norms. Lastly, the impact of provision-to-return adjustments on our effective tax rate increased to 11.3% during the first nine months of 2023 compared to only 1.3% during the first nine months of 2022 due to a change in method for calculating the 2022 tax benefit related to the R&D tax credit, which was previously estimated assuming we would continue to apply the ASC 730 Safe Harbor Directive in determining credit amounts. The results of our 2022 R&D tax credit study, completed during the third quarter of 2023, indicated a more beneficial R&D tax credit utilizing the standard, pre-Safe Harbor method for determining qualified research expenditures. As such, we have elected to forego applying the ASC 730 Safe Harbor Directive for tax year 2022.

10.   STOCK-BASED COMPENSATION AND EQUITY
Stock-based compensation expense is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee's or non-employee director's requisite service period.
The following table details total stock-based compensation expense for the three and nine months ended September 30, 2023 and 2022, included in the condensed consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Costs of revenue (exclusive of amortization and depreciation)	$237	$274	$558	$851
Other expenses	801	1,590	1,604	4,433
Pre-tax stock-based compensation expense	1,038	1,864	2,162	5,284
Less: income tax effect	(228)	(410)	(476)	(1,162)
Net stock-based compensation expense	$810	$1,454	$1,686	$4,122
The Company's stock-based compensation awards are in the form of restricted stock and performance share awards granted pursuant to the Company's Amended and Restated 2019 Incentive Plan (the "Plan"). As of September 30, 2023, there was $7.6 million of unrecognized compensation expense related to unvested and unearned, as applicable, stock-based compensation arrangements granted under the Plan, which is expected to be recognized over a weighted-average period of 2.0 years.
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

A summary of restricted stock activity under the Plan during the nine months ended September 30, 2023 and 2022 is as follows:

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Shares	Weighted-Average Grant Date Fair Value Per Share	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested restricted stock outstanding at beginning of period	281,161	$32.24	314,883	$29.79
Granted	210,351	26.44	161,375	34.22
Vested	(145,529)	31.35	(181,405)	29.79
Forfeited	(2,668)	29.23	(8,936)	31.60
Unvested restricted stock outstanding at end of period	343,315	$29.08	285,917	$32.23
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

A summary of performance share award activity under the Plan during the nine months ended September 30, 2023 and 2022 is as follows, based on the target award amounts set forth in the performance share award agreements:

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Shares	Weighted-Average Grant Date Fair Value Per Share	Shares	Weighted-Average Grant Date Fair Value Per Share
Performance share awards outstanding at beginning of period	252,375	$31.84	249,952	$29.59
Granted	122,071	31.21	101,799	37.98
Forfeited or unearned	(100,655)	27.46	(45,060)	31.70
Earned and issued	—	—	(27,317)	31.75
Performance share awards outstanding at end of period	273,791	$33.17	279,374	$32.09

Stock Repurchases
On September 4, 2020, our Board of Directors approved a stock repurchase program under which we were authorized to repurchase up to $30.0 million of our common stock through September 3, 2022. On July 27, 2022, the Board of Directors extended the expiration date of the stock repurchase program to September 4, 2024. We repurchased 49,789 shares during the nine months ended September 30, 2023 and 212,299 shares during the nine months ended September 30, 2022. The approximate dollar value of shares that may yet be repurchased under the stock repurchase program was $16.5 million as of September 30, 2023. Any future stock repurchase transactions may be made through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Any repurchase activity will depend on many factors, such as the availability of shares of our common stock, general market conditions, the trading price of our common stock, alternative uses for capital, the Company’s financial performance, compliance with the terms of our Amended and Restated Credit Agreement and other factors. Concurrent with the authorization of this stock repurchase program in September 2020, the Board of Directors opted to indefinitely suspend all quarterly dividends.
In addition to shares repurchased under the approved stock repurchase program, we purchased 39,716 shares during the nine months ended September 30, 2023 and 52,905 shares during the nine months ended September 30, 2022 to fund required tax withholdings related to the vesting of restricted stock. Shares withheld to cover required tax withholdings related to the vesting of restricted stock do not reduce our total share repurchase authority.
11.   FINANCING RECEIVABLES
Short-Term Payment Plans
The Company provides fixed monthly payment arrangements ("short-term payment plans") over terms ranging from three to twelve months for certain add-on software installations. As a practical expedient, we do not adjust the amount of consideration recognized as revenue for the financing component as unearned income when we expect payment within one year or less. These receivables, included in the current portion of financing receivables, were comprised of the following at September 30, 2023 and December 31, 2022:

(In thousands)	September 30, 2023	December 31, 2022
Short-term payment plans, gross	$1,107	$330
Less: allowance for losses	(55)	(16)
Short-term payment plans, net	$1,052	$314

Long-Term Financing Arrangements
Additionally, the Company provides financing for purchases of its information and patient care systems to certain healthcare providers under long-term financing arrangements expiring in various years through 2029. Under long-term financing arrangements, the transaction price is adjusted by a discount rate that reflects market conditions that would be used for a separate financing transaction between the Company and licensee at contract inception, and takes into account the credit characteristics of the licensee and market interest rates as of the date of the agreement. As such, the amount of fixed fee revenue recognized at the beginning of the license term will be reduced by the calculated financing component. As payments are received from the licensee, the Company recognizes a portion of the financing component as interest income, reported as other income in the condensed consolidated statements of income. These receivables typically have terms from two to seven years.
The decrease in long-term financing arrangement balances during the nine months ended September 30, 2023 is primarily a result of the continued evolution of customer licensing preferences. Although the overwhelming majority of our historical EHR installations prior to 2019 were made under a perpetual license model, the dramatic shift in customer preferences to a SaaS license model began during 2019 with 49% of the year's new acute care EHR installations being performed in a SaaS model, compared to only 12% in 2018. The shift in customer preference toward a SaaS model has since continued, with SaaS installations representing approximately 68% of new acute care EHR installations in 2020, 63% in 2021, and 100% in 2022 and the nine months ended September 30, 2023. Due to the nature of the revenue recognition requirements for SaaS arrangements coupled with recurring monthly payments, these arrangements do not give rise to long-term financing arrangements.
The components of these receivables were as follows at September 30, 2023 and December 31, 2022:

(In thousands)	September 30, 2023	December 31, 2022
Long-term financing arrangements, gross	$5,575	$8,683
Less: allowance for expected credit losses	(385)	(533)
Less: unearned income	(376)	(678)
Long-term financing arrangements, net	$4,814	$7,472
Future minimum payments to be received subsequent to September 30, 2023 are as follows:

(In thousands)
Years Ending December 31,
2023	$1,142
2024	2,859
2025	1,391
2026	153
2027	15
Thereafter	15
Total minimum payments to be received	5,575
Less: allowance for expected credit losses	(385)
Less: unearned income	(376)
Receivables, net	$4,814

Credit Quality of Financing Receivables and Allowance for Expected Credit Losses
The following table is a roll-forward of the allowance for expected credit losses for the nine months ended September 30, 2023 and year ended December 31, 2022:

(In thousands)	Balance at Beginning of Period	Provision	Charge-offs	Recoveries	Balance at End of Period
September 30, 2023	$549	$(109)	$—	$—	$440
December 31, 2022	$722	$(211)	$—	$38	$549
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
Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. To facilitate customer collection and credit monitoring efforts, financing receivable amounts are invoiced and reclassified to trade accounts receivable when they become due, with all invoiced amounts placed on nonaccrual status. As a result, all past due amounts related to the Company’s financing receivables are included in trade accounts receivable in the accompanying condensed consolidated balance sheets. The following is an analysis of the age of financing receivables amounts (excluding short-term payment plans) that have been reclassified to trade accounts receivable and were past due as of September 30, 2023 and December 31, 2022:

(In thousands)	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due
September 30, 2023	$576	$153	$264	$993
December 31, 2022	$1,086	$278	$283	$1,647
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

(In thousands)	September 30, 2023	December 31, 2022
Stratification of uninvoiced client financing receivables based on aging of related trade accounts receivable:
Uninvoiced client financing receivables related to trade accounts receivable that are 1 to 90 Days Past Due	$1,720	$3,876
Uninvoiced client financing receivables related to trade accounts receivable that are 91 to 180 Days Past Due	1,564	1,369
Uninvoiced client financing receivables related to trade accounts receivable that are 181 + Days Past Due	1,107	1,894
Total uninvoiced client financing receivables balances of clients with a trade accounts receivable	$4,391	$7,139
Total uninvoiced client financing receivables of clients with no related trade accounts receivable	808	866
Total financing receivables with contractual maturities of one year or less	1,107	330
Less: allowance for expected credit losses	(440)	(549)
Total financing receivables	$5,866	$7,786

12. INTANGIBLE ASSETS AND GOODWILL
Our purchased definite-lived intangible assets as of September 30, 2023 and December 31, 2022 are summarized as follows:

	September 30, 2023
(In thousands)	Customer Relationships	Trademark	Developed Technology	Non-Compete Agreements	Total
Gross carrying amount, beginning of period	$132,170	$12,320	$40,800	$1,400	$186,690
Accumulated amortization	(60,619)	(6,750)	(28,922)	(443)	(96,734)
Net intangible assets as of September 30, 2023	$71,551	$5,570	$11,878	$957	$89,956
Weighted average remaining years of useful life	7.6	12.5	8.3	3.4	9.5

	December 31, 2022
(In thousands)	Customer Relationships	Trademark	Developed Technology	Non-Compete Agreements	Total
Gross carrying amount, beginning of period	$112,570	$12,320	$37,600	$—	$162,490
Intangible assets acquired	19,600	—	3,200	1,400	24,200
Accumulated amortization	(52,371)	(6,076)	(26,010)	(233)	(84,690)
Net intangible assets as of December 31, 2022	$79,799	$6,244	$14,790	$1,167	$102,000
The following table represents the remaining amortization of definite-lived intangible assets as of September 30, 2023:

(In thousands)
For the year ended December 31,
2023	$4,014
2024	14,523
2025	14,208
2026	12,919
2027	9,047
Thereafter	35,245
Total	$89,956
The following table sets forth the change in the carrying amount of goodwill by segment for the nine months ended September 30, 2023:

(In thousands)	RCM	EHR	Patient Engagement	Total
Balance as of December 31, 2022	$61,821	$126,665	$9,767	$198,253
Goodwill impairment	—	—	—	—
Balance as of September 30, 2023	$61,821	$126,665	$9,767	$198,253

Goodwill is evaluated for impairment annually on October 1, or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist.

13. LONG-TERM DEBT
Long-term debt was comprised of the following at September 30, 2023 and December 31, 2022:

(In thousands)	September 30, 2023	December 31, 2022
Term loan facility	$64,750	$67,375
Revolving credit facility	78,416	73,700
Debt obligations	143,166	141,075
Less: unamortized debt issuance costs	(1,277)	(1,546)
Debt obligation, net	141,889	139,529
Less: current portion	(3,141)	(3,141)
Long-term debt	$138,748	$136,388
As of September 30, 2023, the carrying value of debt approximated the fair value due to the variable interest rate, which reflected the market rate.
Credit Agreement
In conjunction with our acquisition of Healthland Holding Inc. ("HHI") in January 2016, we entered into a syndicated credit agreement with Regions Bank ("Regions") serving as administrative agent, which provided for a $125 million term loan facility and a $50 million revolving credit facility. On June 16, 2020, we entered into an Amended and Restated Credit Agreement that increased the aggregate principal amount of our credit facilities to $185 million, including a $75 million term loan facility and a $110 million revolving credit facility. On May 2, 2022, we entered into a First Amendment (the "First Amendment") to the Amended and Restated Credit Agreement, that increased the aggregate principal amount of our credit facilities to $230 million, which includes a $70 million term loan facility and a $160 million revolving credit facility. In addition, the interest rate provisions of the First Amendment reflect the transition from the London Interbank Offered Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR") as the new benchmark interest rate for each loan.
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
Principal payments with respect to the term loan facility are due on the last day of each fiscal quarter beginning June 30, 2022, with quarterly principal payments of approximately $0.9 million through March 31, 2027, with maturity on May 2, 2027 or such earlier date as the obligations under the Amended and Restated Credit Agreement, as amended by the First Amendment, become due and payable pursuant to the terms of such agreement. Any principal outstanding under the revolving credit facility is due and payable on the maturity date.
Anticipated annual future maturities of the term loan facility and revolving credit facility are as follows as of September 30, 2023:

(In thousands)
2023	$875
2024	3,500
2025	3,500
2026	3,500
2027	131,791
Thereafter	—
$143,166
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
The First Amendment provides incremental facility capacity of $75 million, subject to certain conditions. The Amended and Restated Credit Agreement, as amended by the First Amendment, includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase, or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated net leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. The First Amendment requires the Company to maintain a minimum fixed charge coverage ratio of 1.25:1.00 throughout the duration of such agreement. Under the First Amendment, the Company is required to comply with a maximum consolidated net leverage ratio of 3.50:1.00. Further, under the First Amendment, in connection with any acquisition by the Company exceeding $25 million, the Company may elect to increase the maximum permitted consolidated net leverage ratio for the fiscal quarter in which the acquisition occurs and each of the following three fiscal quarters by 0.50:1.00 above the otherwise permitted maximum. If the consolidated net leverage ratio is less than 2.50:1.00, there is no limit on the amount of incremental facilities. The Amended and Restated Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default. On March 9, 2023, the calculation of the fixed charge coverage ratio was amended to specifically exclude from the definition of fixed charges the Company's share repurchases conducted during the third and fourth quarters of 2022. As of September 30, 2023, we were not in compliance with the fixed charge coverage ratio required by the Amended and Restated Credit Agreement. On November 8, 2023, the Company and the subsidiary guarantors entered into a Waiver with Regions Bank, as administrative agent, and various other lenders, which provided for a one-time waiver of this failure as an event of default.
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
14.   OPERATING LEASES
The Company leases office space in various locations in Alabama, Pennsylvania, Minnesota, Maryland, Mississippi, and Washington. These leases have terms expiring from 2023 through 2029 but do contain optional extension terms. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.
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

Supplemental balance sheet information related to operating leases was as follows:

(In thousands)	September 30, 2023	December 31, 2022
Operating lease assets
Operating lease assets	$5,138	$7,567
Operating lease liabilities
Other accrued liabilities	1,880	2,063
Operating lease liabilities, net of current portion	3,421	5,651
Total operating lease liabilities	$5,301	$7,714
Weighted average remaining lease term in years	4.2	5
Weighted average discount rate	4.2%	4.4%
Because our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. We used the incremental borrowing rate on January 1, 2019, for operating leases that commenced prior to that date.
The future minimum lease payments payable under these operating leases subsequent to September 30, 2023 are as follows:

(In thousands)
2023	$476
2024	1,804
2025	1,063
2026	1,025
2027	706
Thereafter	693
Total lease payments	5,767
Less imputed interest	(466)
Total	$5,301
Total lease expense for the nine months ended September 30, 2023 and 2022 was $1.5 million and $1.6 million, respectively.
Total cash paid for amounts included in the measurement of lease liabilities within operating cash flows from operating leases for the nine months ended September 30, 2023 and 2022 was $1.5 million and $1.6 million, respectively.

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
As of September 30, 2023, we did not have any instruments that require fair value measurement.

17.  SEGMENT REPORTING
Our chief operating decision makers ("CODM") previously utilized the following three operating segments, "Acute Care EHR", "Post-acute Care EHR" and "TruBridge". However, in the fourth quarter of 2022, the Company made a number of changes to its organizational structure and management system to better align the Company's operating model to its strategic initiatives. As a result of these changes, the Company revised its operating segments. The new operating and reportable segments, based on our three distinct business units with unique market dynamics and opportunities, are "RCM", "EHR", and "Patient Engagement". These segments represent the components of the Company for which separate financial information is available that is utilized on a regular basis by the CODM in assessing segment performance and in allocating the Company's resources. Management evaluates the performance of the segments based on revenues and adjusted EBITDA. The Company previously evaluated the performance of the segments based on segment gross profit. Management believes adjusted EBITDA is a useful measure to assess the performance and liquidity of the Company as it provides meaningful operating results by excluding the effects of expenses that are not reflective of its operating business performance. Our CODM group is comprised of the Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer. Accounting policies for each of the reportable segments are the same as those used on a consolidated basis. The segment disclosures below for the three and nine months ended Septemberr 30, 2022 have been recast to conform to the current year presentation.
Adjusted EBITDA consists of GAAP net income as reported and adjusts for (i) deferred revenue purchase accounting adjustments arising from purchase allocation adjustments related to business acquisitions; (ii) depreciation expense; (iii) amortization of software development costs; (iv) amortization of acquisition-related intangible assets; (v) stock-based compensation; (vi) severance and other non-recurring charges; (vii) interest expense and other, net; (viii) (gain) loss on contingent consideration; and (ix) the provision (benefit) for income taxes. There are no intersegment revenues to be eliminated in computing segment revenue.
The CODM do not evaluate operating segments nor make decisions regarding operating segments based on assets. Consequently, we do not disclose total assets by reportable segment.

The following table presents a summary of the revenues and adjusted EBITDA of our three operating segments for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Revenues by segment:
RCM	$46,582	$46,875	$142,973	$134,200
EHR
Recurring revenue
Acute EHR	27,925	27,237	83,886	81,333
Post-acute EHR	3,594	3,817	11,230	11,504
Total recurring EHR revenue	31,519	31,054	95,116	92,837
Non-recurring revenue
Acute EHR	2,624	3,500	8,460	9,467
Post-acute EHR	350	395	1,075	1,551
Total non-recurring EHR revenue	2,974	3,895	9,535	11,018
Total EHR revenue	$34,493	$34,949	$104,651	$103,855
Patient Engagement	1,637	1,003	5,943	5,369
Total revenues	$82,712	$82,827	$253,567	$243,424

Adjusted EBITDA by segment:
RCM	$4,623	$8,750	$18,205	26,395
EHR	5,669	5,751	17,394	17,621
Patient Engagement	(570)	(1,152)	(6)	(1,345)
Total adjusted EBITDA	$9,722	$13,349	$35,593	$42,671
The following table reconciles net income to adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Net income (loss), as reported	$(3,562)	$2,161	(3,315)	13,350
Deferred revenue and other purchase accounting adjustments	—	—	—	109
Depreciation expense	297	622	1,392	1,890
Amortization of software development costs	2,194	1,024	5,506	2,283
Amortization of acquisition-related intangibles	4,014	4,486	12,043	12,917
Stock-based compensation	1,038	1,864	2,162	5,284
Severance and other non-recurring charges	7,392	410	15,313	1,671
Interest expense and other, net	2,847	1,416	7,836	3,255
(Gain) loss on contingent consideration	—	589	—	(992)
Provision (benefit) for income taxes	(4,498)	777	(5,344)	2,904
Total adjusted EBITDA	$9,722	$13,349	$35,593	$42,671

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
•Amortization of acquisition-related intangibles - Acquisition-related amortization expense is a non-cash expense arising primarily from the acquisition of intangibles in connection with acquisitions or investments. We exclude acquisition-related amortization expense from adjusted EBITDA because we believe (i) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such expenses can vary significantly between periods as a result of new acquisitions and full amortization of previously acquired intangible assets.
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
•(Gain) loss on contingent consideration - The purchase agreement for our acquisition of TruCode in 2021 contained contingent consideration, or "earnout," provisions whereby the previous shareholders of TruCode would receive additional consideration at the conclusion of a one-year period beginning on the acquisition date and ending on the first anniversary of the acquisition date, depending on the achievement of certain profitability targets. After the initial measurement period, U.S. GAAP requires that any adjustments to the estimated fair value of this contingent liability, including upon final determination of amounts due, should be recorded in the relevant period's earnings. We exclude gains on contingent consideration from adjusted EBITDA because we believe (i) the amount of such gains in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such gains can vary between periods.

18.  SUBSEQUENT EVENTS
On October 16, 2023, the Company acquired all of the assets and liabilities of Viewgol, LLC, a Delaware limited liability Company ("Viewgol"), pursuant to a Securities Purchase Agreement, dated October 16, 2023. Headquartered in Frisco, Texas, Viewgol is a full suite RCM service provider for the ambulatory healthcare market, providing analytics software paired with outsourcing capabilities through its Indian offshore resource center.
The Securities Purchase Agreement provides for an aggregate purchase price of $36.0 million, with an additional earnout of up to approximately $31.5 million based on a combination of achieving profitability metrics for 2024 and the creation of additional offshore resources supporting TruBridge, CPSI's existing RCM subsidiary.
The Company expects to account for the acquisition as a business combination in accordance with ASC 805, Business Combinations (“ASC 805”). Due to the proximity of the acquisition date to the Company’s filing of its Quarterly Report on Form 10-Q for the period ended September 30, 2023, the initial accounting for the Viewgol business combination is incomplete, and therefore the Company is unable to disclose certain information required by ASC 805, including the provisional amounts recognized as of the acquisition date for fair value of consideration transferred, each major class of assets acquired and liabilities assumed, and goodwill.

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
Additional information concerning these and other factors that could cause differences between forward-looking statements and future actual results is discussed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022 and our subsequent Quarterly Reports on Form 10-Q.
Background
CPSI is a leading provider of healthcare solutions and services for community hospitals, their clinics and other healthcare systems. Founded in 1979, CPSI is the parent of seven companies – Evident, LLC ("Evident"), American HealthTech, Inc. ("AHT"), TruBridge, LLC ("TruBridge"), iNetXperts, Corp. d/b/a Get Real Health ("Get Real Health"), TruCode LLC ("TruCode"), Healthcare Resource Group, Inc. ("HRG"), and Viewgol, LLC ("Viewgol"). Our combined companies are focused on helping improve the health of the communities we serve, connecting communities for a better patient care experience, and improving the financial operations of our customers. Evident provides comprehensive acute care electronic healthcare record ("EHR") solutions for community hospitals and their affiliated clinics. AHT is one of the nation’s largest providers of post-acute care EHR solutions and services for post-acute care facilities. TruBridge focuses on providing business, consulting and managed IT services, along with its complete revenue cycle management ("RCM") solution, for all care settings. Get Real Health focuses on solutions aimed at improving patient engagement for individuals and healthcare providers. TruCode provides medical coding software that enables complete and accurate code assignment for optimal reimbursement. HRG provides specialized RCM solutions for facilities of all sizes. Viewgol, which was acquired in October 2023 and will be included within our RCM segment, provides revenue cycle analytics software and outsourced service solutions to the ambulatory healthcare market.
Commencing with the fourth quarter of 2022, the Company operates its business in three operating segments, which are also our reportable segments: RCM, EHR, and Patient Engagement. The individual companies align with the reporting segments and contribute towards the combined focus of improving the health of the communities we serve as follows:
•The RCM reporting segment includes TruBridge, HRG, and TruCode, and focuses on providing business management, consulting, and managed IT services along with its complete RCM solution for all care settings, regardless of their primary healthcare information solutions provider. Beginning with the fourth quarter of 2023, the RCM reporting segment will also include the results of Viewgol.
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
We determine retention rates by reference to the amount of beginning-of-period Acute Care EHR recurring revenues that have not been lost due to customer attrition from our production environment customer base. Production environment customers are those that are using our applications to document live patient encounters, as opposed to legacy environment customers that have view-only access to historical patient records. Since 2019, these retention rates have consistently remained in the mid-to-high 90th percentile ranges. Specifically, we achieved retention rates of 94.9% in 2022, 98.2% in 2021 and 94.9% in 2020. The annualized retention rate in the first nine months of 2023 was 92.8%, as EHR product consolidation has led to an increase in attrition from our non-flagship products. We have increased customer retention efforts by enhancing support services, investing in tooling and instrumentation to proactively monitor for potential disruptions, and deploying in-application experience software that delivers application-specific insights while using our products.
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
The overwhelming majority of our historical EHR installations have been under a perpetual license model, but new customer demand has dramatically shifted towards a SaaS license model in the past several years. SaaS license models made up only 12% of annual new acute care EHR installations in 2018, increasing to 100% during 2022 and the first nine months of 2023. These SaaS offerings are attractive to our clients because this configuration allows them to obtain access to advanced software products without a significant initial capital outlay. We expect this trend to continue for the foreseeable future, with the resulting impact on the Company’s financial statements being reduced EHR revenues in the period of installation in exchange for increased recurring periodic revenues (reflected in EHR revenues) over the term of the SaaS arrangement. This naturally places downward pressure on short-term revenue growth and profitability metrics, but benefits long-term revenue growth and profitability which, in our view, is consistent with our goal of delivering long-term shareholder value.
For customers electing to purchase our technology solutions under a traditional perpetual license, we have historically made financing arrangements available on a case-by-case basis, depending on the various aspects of the proposed contract and customer attributes. These financing arrangements have comprised the majority of our perpetual license installations over the past several years, and include short-term payment plans and longer-term lease financing through us or third-party financing companies. The aforementioned shift in customer preference towards SaaS arrangements has significantly reduced the frequency of new financing arrangements for customer purchases under a perpetual license. When combined with scheduled payments on existing financing arrangements, the reduced frequency of new financing arrangements has resulted in a substantial reduction in financing receivables during 2022 and the first nine months of 2023.
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
Margin Optimization Efforts
Our core growth strategy includes an element geared towards margin optimization by identifying opportunities to further improve our cost structure by executing against initiatives related to organizational realignment, expanded use of offshore resources and the use of automation to increase the efficiency and value of our associates' efforts.
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
The remaining margin optimization initiatives of expanded utilization of offshore resources and automation have commenced and, to date, have provided meaningful efficiencies to our operations, particularly within RCM. As a service organization, RCM's cost structure is heavily dependent upon human capital, subjecting it to the complexities and risks associated with this resource. Chief among these complexities and risks is the ever-present pressure of wage inflation, which has recently become a reality as national and international economies recover from the economic downturn caused by the COVID-19 pandemic and has compelled the Company to make compensation adjustments that are outside of historical norms. Prior to our October 2023 acquisition of Viewgol, we were solely reliant upon third party partnerships for offshore resources, increasing both the execution risk of this initiative and the related cost of scaling this labor force. With Viewgol as a subsidiary, we have greatly enhanced our control over the resource availability for this initiative and we expect to achieve impressive per-unit cost efficiencies.
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
During the first nine months of 2023, we generated revenues of $253.6 million from the sale of our products and services, compared to $243.4 million during the first nine months of 2022, an increase of 4% that is due to the combination of inorganic growth through our recent acquisition of HRG and organic growth as RCM solutions continue to gain traction in the domestic healthcare landscape. Despite this increase in revenues, net income (loss) decreased by $16.7 million to a net loss of $3.3 million during the first nine months of 2023 from the prior-year period due to the combined effects of (i) increased severance costs associated with employees displaced by our ongoing implementation of the Scaled Agile Framework®, (ii) increased non-recurring charges largely resulting from past business acquisitions, exploratory efforts related to future acquisitions, and lease termination costs related to our efforts to right-size our real estate footprint, (iii) increased interest expense due to acquisition-fueled growth in long-term debt and a rising interest rate environment, (iv) increased costs related to our strategy to migrate to a public cloud environment in order to increase business agility and improve security, and (v) increased amortization of capitalized software development costs.

The following table sets forth certain items included in our results of operations for the three and nine months ended September 30, 2023 and 2022, expressed as a percentage of our total revenues for these periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
(In thousands)	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
INCOME DATA:
Revenues
RCM	$46,582	56.3%	$46,875	56.6%	$142,973	56.4%	$134,200	55.1%
EHR	34,493	41.7%	34,949	42.2%	104,651	41.3%	103,855	42.7%
Patient Engagement	1,637	2.0%	1,003	1.2%	5,943	2.3%	5,369	2.2%
Total revenues	82,712	100.0%	82,827	100.0%	253,567	100.0%	243,424	100.0%
Expenses
Costs of revenue (exclusive of amortization and depreciation)
RCM	27,159	32.8%	25,289	30.5%	81,461	32.1%	71,068	29.2%
EHR	15,655	18.9%	17,103	20.6%	47,894	18.9%	48,164	19.8%
Patient Engagement	1,049	1.3%	901	1.1%	2,818	1.1%	2,795	1.1%
Total costs of revenue (exclusive of amortization and depreciation)	43,863	53.0%	43,293	52.3%	132,173	52.1%	122,027	50.1%
Product development	9,778	11.8%	7,987	9.6%	26,899	10.6%	22,897	9.4%
Sales and marketing	6,818	8.2%	7,309	8.8%	21,906	8.6%	22,578	9.3%
General and administrative	20,961	25.3%	13,163	15.9%	54,471	21.5%	40,315	16.6%
Amortization	6,208	7.5%	5,510	6.7%	17,549	6.9%	15,200	6.2%
Depreciation	297	0.4%	622	0.8%	1,392	0.5%	1,890	0.8%
Total expenses	87,925	106.3%	77,884	94.0%	254,390	100.3%	224,907	92.4%
Operating income (loss)	(5,213)	(6.3)%	4,943	6.0%	(823)	(0.3)%	18,517	7.6%
Other income (expense):
Other income	224	0.3%	355	0.4%	569	0.2%	914	0.4%
Gain (loss) on contingent consideration	—	—%	(589)	(0.7)%	—	—%	992	0.4%
Loss on extinguishment of debt	—	—%	—	—%	—	—%	(125)	(0.1)%
Interest expense	(3,071)	(3.7)%	(1,771)	(2.1)%	(8,405)	(3.3)%	(4,044)	(1.7)%
Total other income (expense)	(2,847)	(3.4)%	(2,005)	(2.4)%	(7,836)	(3.1)%	(2,263)	(0.9)%
Income (loss) before taxes	(8,060)	(9.7)%	2,938	3.5%	(8,659)	(3.4)%	16,254	6.7%
Provision (benefit) for income taxes	(4,498)	(5.4)%	777	0.9%	(5,344)	(2.1)%	2,904	1.2%
Net income (loss)	$(3,562)	(4.3)%	$2,161	2.6%	$(3,315)	(1.3)%	$13,350	5.5%
Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022
Revenues
Total revenues for the three months ended September 30, 2023 decreased by $0.1 million compared to the three months ended September 30, 2022.
RCM revenues decreased by $0.3 million, or less than 1%, compared to the third quarter of 2022 as customer attrition, most notably due to a single customer within our medical coding service line, offset much of the revenue gains from new contract wins over the trailing twelve months.

EHR revenues decreased by $0.5 million, or 1%, compared to the third quarter of 2022, and were comprised of the following during the respective periods:

	Three Months Ended September 30,
(In thousands)	2023	2022
Recurring EHR revenues (1)
Acute Care EHR	$27,925	$27,237
Post-acute Care EHR	3,594	3,817
Total recurring EHR revenues	31,519	31,054
Non-recurring EHR revenues (2)
Acute Care EHR	2,624	3,500
Post-acute Care EHR	350	395
Total non-recurring EHR revenues	2,974	3,895
Total EHR revenue	$34,493	$34,949

(1) Mostly comprised of support and maintenance, third-party subscriptions, and SaaS revenues.

(2) Mostly comprised of installation revenues from the sale of our acute care and post-acute care EHR solutions and related applications under a perpetual (non-subscription) licensing model.
Recurring EHR revenues increased by $0.5 million, or 1%, compared to the third quarter of 2022. Although customer attrition over the trailing twelve months resulted in a decrease in Post-acute Care EHR recurring revenues of $0.2 million, or 6%, Acute Care EHR recurring revenues increased by $0.7 million, or 3%, as continued efforts to emphasize SaaS arrangements have led to the accumulation of significant sources of recurring revenues.
Non-recurring EHR revenues decreased by $0.9 million, or 24%, compared to the third quarter of 2022. The consequence of our continued focus on increasing recurring revenues has been the de-emphasizing of nonrecurring, perpetual license sales.
Patient Engagement revenues increased by $0.6 million, or 63%, compared to the prior year period due to additional international license sales from our Canadian market reseller relationship.
Costs of Revenue (exclusive of amortization and depreciation)
Total costs of revenue (exclusive of amortization and depreciation) increased by $0.6 million compared to the third quarter of 2022. As a percentage of total revenues, costs of revenue (exclusive of amortization and depreciation) increased to 53% of revenues during the third quarter of 2023 compared to 52% during the third quarter of 2022.
Costs associated with our RCM revenues increased by $1.9 million, or 7%, compared to the third quarter of 2022, as the necessary responses to domestic labor market challenges have increased costs associated with our people-intensive service offerings. While efforts are well underway to mitigate these domestic labor market challenges through our acquisition of Viewgol and expansion of our offshore partnerships, these efforts have yet to reach the scale necessary to fully offset the impact of domestic wage inflation. Adding to these challenges, (i) revenue growth in the trailing twelve months has largely come from lower margin revenue streams; (ii) over the trailing twelve months we experienced the loss of a single large customer with a margin profile well beyond our typical customer margin profile; and (iii) we faced increased costs associated with enhancing our compliance function within the RCM business unit to accommodate scale.
Costs associated with our EHR revenues decreased by $1.4 million, or 8%, compared to the third quarter of 2022, primarily as our ongoing implementation of the Scaled Agile Framework® resulted in job displacement for a number of our employees.
Costs associated with out Patient Engagement revenues were effectively flat, increasing only $0.1 million compared to the third quarter of 2022.
Product Development
Product development expenses consist primarily of compensation and other employee-related costs (including stock-based compensation) and infrastructure costs incurred, but not capitalized, for new product development and product enhancements. Product development costs increased by $1.8 million, or 22%, compared to the third quarter of 2022, primarily due to increased costs related to our strategy to migrate to a public cloud environment.

Sales and Marketing
Sales and marketing costs decreased by $0.5 million, or 7%, compared to the third quarter of 2022, as lowered bookings performance caused a decrease in commission expense.
General and Administrative
General and administrative expenses increased by $7.8 million, or 59%, compared to the third quarter of 2022. Our ongoing implementation of the Scaled Agile Framework® resulted in job displacement for a number of our employees, resulting in a $5.3 million increase in related non-recurring severance costs. Other non-recurring charges increased by $1.7 million, largely as the result acquisition-related activity.
Amortization & Depreciation
Combined amortization and depreciation expense increased by $0.4 million, or 6%, as increasing capitalized software development asset balances resulted in an increase in the related amortization.
Total Other Income (Expense)
Total other income (expense) decreased to expense of $2.8 million during the third quarter of 2023 compared to expense of $2.0 million during the third quarter of 2022, as a rising interest rate environment and a higher level of funded debt caused a $1.3 million increase in interest expense.
Income (Loss) Before Taxes
As a result of the foregoing factors, income (loss) before taxes decreased by $11.0 million, to a loss before taxes of $8.1 million in the third quarter of 2023 compared to income before taxes of $2.9 million in the third quarter of 2022.
Provision (Benefit) for Income Taxes
Our effective tax rate for the three months ended September 30, 2023 increased to 55.8% from 26.4% for the three months ended September 30, 2022, with the largest contributing factor being the impact of the research and development ("R&D") tax credit. This credit, which is not correlated with taxable income, resulted in an incremental benefit of 24.2% over the corresponding benefit during the third quarter of 2022. In periods with taxable income, the benefit from the R&D tax credit serves to reduce income tax expense, thereby lowering the effective tax rate. However, in periods with taxable loss, the benefit from the R&D tax credit serves to increase the income tax benefit, thereby increasing the effective tax rate.
Net Income (Loss)
Net income (loss) for the third quarter of 2023 decreased by $5.7 million to a net loss of $3.6 million, or $0.24 per basic and diluted share, compared with net income of $2.2 million, or $0.15 per basic and diluted share, for the third quarter of 2022.
Nine Months Ended September 30, 2023 compared with Nine months ended September 30, 2022
Revenues
Total revenues for the nine months ended September 30, 2023 increased by $10.1 million, or approximately 4%, compared to the nine months ended September 30, 2022.
RCM revenues increased by $8.8 million, or 7%, compared to the first nine months of 2022, as acquisition-fueled growth from our March 2022 acquisition of HRG added to the organic growth of our RCM offerings.

EHR revenues increased by $0.8 million, or 1%, compared to the first nine months of 2022, and were comprised of the following during the respective periods:

	Nine Months Ended September 30,
(In thousands)	2023	2022
Recurring EHR revenues (1)
Acute Care EHR	$83,886	$81,333
Post-acute Care EHR	11,230	11,504
Total recurring EHR revenues	95,116	92,837
Non-recurring EHR revenues (2)
Acute Care EHR	8,460	9,467
Post-acute Care EHR	1,075	1,551
Total non-recurring EHR revenues	9,535	11,018
Total EHR revenue	$104,651	$103,855

(1) Mostly comprised of support and maintenance, third-party subscriptions, and SaaS revenues.

(2) Mostly comprised of installation revenues from the sale of our acute care and post-acute care EHR solutions and related applications under a perpetual (non-subscription) licensing model.
Recurring EHR revenues increased by $2.3 million, or 2%, compared to the first nine months of 2022. Although customer attrition over the trailing twelve months resulted in a decrease in Post-acute EHR recurring revenues of $0.3 million, or 2%, Acute Care EHR recurring revenues increased by $2.6 million, or 3%, as continued efforts to emphasize SaaS arrangements have led to the accumulation of significant sources of recurring revenue.
Non-recurring EHR revenues decreased by $1.5 million, or 13%, compared to the first nine months of 2022. The consequence of our continued focus on increasing recurring revenues has been the de-emphasizing of nonrecurring, perpetual license sales.
Patient Engagement revenues increased by $0.6 million, or 11%, as delivery of certain services formerly provided by our Acute Care EHR segment are now the responsibility of our Patient Engagement segment, with the related revenues and direct costs now reflected in our Patient Engagement segment's results.
Costs of Revenue (exclusive of amortization and depreciation)
Total costs of revenue (exclusive of amortization and depreciation) increased by $10.1 million compared to the first nine months of 2022. As a percentage of total revenues, costs of revenue (exclusive of amortization and depreciation) increased to 52% of revenues during the first nine months of 2023 compared to 50% during the first nine months of 2022.
Costs associated with our RCM revenues increased by $10.4 million, or 15%, compared to the first nine months of 2022. This increase has primarily been driven by our recent acquisition of HRG and the aforementioned necessary responses to domestic labor market challenges, which have increased the costs associated with our people-intensive service offerings. Additionally, (i) revenue growth in the trailing twelve months has largely come from lower margin revenue streams; (ii) during the trailing twelve months we experienced the loss of a single large customer with a margin profile well beyond our typical customer margin profile; and (iii) we faced increased costs associated with enhancing our compliance function within the RCM business unit to accommodate scale.
Costs associated with our EHR revenues decreased by $0.3 million, or 1%, compared to the first nine months of 2022, primarily as our ongoing implementation of the Scaled Agile Framework® resulted in job displacement for a number of our employees.
Costs associated with our Patient Engagement revenues were effectively flat, increasing less than $0.1 million compared to the first nine months of 2022.
Product Development
Product development expenses consist primarily of compensation and other employee-related costs (including stock-based compensation) and infrastructure costs incurred, but not capitalized, for new product development and product enhancements. Product development costs increased by $4.0 million, or 17%, compared to the first nine months of 2022, primarily due to increased costs related to our strategy to migrate to a public cloud environment and other workplace modernization initiatives.

Sales and Marketing
Sales and marketing costs decreased by $0.7 million, or 3%, compared to the first nine months of 2022, as lowered bookings performance caused a decrease in commission expense.
General and Administrative
General and administrative expenses increased by $14.2 million, or 35%, compared to the first nine months of 2022. Our ongoing implementation of the Scaled Agile Framework® resulted in job displacement for a number of our employees, resulting in a $9.0 million increase in related non-recurring severance costs. Other non-recurring charges increased by $4.6 million, largely as the result of acquisition-related activity and lease termination costs related to our efforts to right-size our real estate footprint.
Amortization & Depreciation
Combined amortization and depreciation expense increased by $1.9 million, or 11%, as increasing capitalized software development asset balances resulted in an increase in the related amortization.
Total Other Income (Expense)
Total other income (expense) increased to expense of $7.8 million during the first nine months of 2023 compared to expense of $2.3 million during the first nine months of 2022. A rising interest rate environment and a higher level of funded debt caused a $4.4 million increase in interest expense. Additionally, during the first nine months of 2022, $1.0 million of the original $2.5 million contingent consideration estimated in determining the TruCode purchase price was reversed as updated estimates of TruCode's earnings over the earnout period were less than estimated on the date of acquisition. There were no such adjustments to contingent consideration arrangements recorded during the first nine months of 2023 as the related earnout payments were made during 2022.
Income (Loss) Before Taxes
As a result of the foregoing factors, income (loss) before taxes decreased by $24.9 million, to a loss before taxes of $8.7 million in the first nine months of 2023 compared to income before taxes of $16.3 million in the first nine months of 2022.
Provision (Benefit) for Income Taxes
Our effective tax rate for the nine months ended September 30, 2023 increased to 61.7% from 17.9% for the nine months ended September 30, 2022, as the R&D tax credit resulted in an incremental benefit of 26.5% over the corresponding benefit during the first nine months of 2022. Additionally, our effective state income tax rate increased to 12.3% during the first nine months of 2023 from 1.7% during the first nine months of 2022, as the allocation of net income (loss) to individual subsidiaries and those subsidiaries' relative state income tax exposure caused the related effective tax rate to deviate significantly from historical norms. Lastly, the impact of provision-to-return adjustments on our effective tax rate increased to 11.3% during the first nine months of 2023 compared to only 1.3% during the first nine months of 2022 due to a change in method for calculating the 2022 tax benefit related to the R&D tax credit, which was previously estimated assuming we would continue to apply the ASC 730 Safe Harbor Directive in determining credit amounts. The results of our 2022 R&D tax credit study, completed during the third quarter of 2023, indicated a more beneficial R&D tax credit utilizing the standard, pre-Safe Harbor method for determining qualified research expenditures. As such, we have elected to forego applying the ASC 730 Safe Harbor Directive for tax year 2022.
Net Income (Loss)
Net income (loss) for the first nine months of 2023 decreased by $16.7 million to a net loss of $3.3 million, or $0.23 per basic and diluted share, compared with net income of $13.4 million, or $0.91 per basic and diluted share, for the first nine months of 2022.
Supplemental Segment Information
Our reportable segments have been determined in accordance with ASC 280 - Segment Reporting. We have three reportable operating segments: RCM, EHR, and Patient Engagement. We evaluate each of our three operating segments based on segment revenues and segment adjusted EBITDA.
Adjusted EBITDA consists of GAAP net income as reported and adjusts for (i) deferred revenue purchase accounting adjustments arising from purchase allocation adjustments related to business acquisitions; (ii) depreciation expense; (iii)

amortization of software development costs; (iv) amortization of acquisition-related intangible assets; (v) stock-based compensation; (vi) severance and other non-recurring charges; (vii) interest expense and other, net; (viii) (gain) loss on contingent consideration; and (ix) the provision (benefit) for income taxes. The segment measurements provided to and evaluated by the chief operating decision makers ("CODM") are described in Note 17 to the condensed consolidated financial statements. These results should be considered in addition to, and not as a substitute for, results reported in accordance with GAAP.
The following table presents a summary of the revenues and adjusted EBITDA of our three operating segments for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
(In thousands)
Revenues by segment:
RCM	$46,582	$46,875	$(293)	(1)%	$142,973	$134,200	$8,773	7%
EHR	34,493	34,949	(456)	(1)%	104,651	103,855	796	1%
Patient Engagement	1,637	1,003	634	63%	5,943	5,369	574	11%

Adjusted EBITDA by segment:
RCM	$4,623	$8,750	$(4,127)	(47)%	$18,205	$26,395	$(8,190)	(31)%
EHR	5,669	5,751	(82)	(1)%	17,394	17,621	(227)	(1)%
Patient Engagement	(570)	(1,152)	582	51%	(6)	(1,345)	1,339	100%
Segment Revenues
Refer to the corresponding discussion of revenues for each of our reportable segments previously provided under the Revenues heading of this Management's Discussion and Analysis. There are no intersegment revenues to be eliminated in computing segment revenue.
Segment Adjusted EBITDA - Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022
RCM adjusted EBITDA decreased by $4.1 million, or 47%, compared to the third quarter of 2022. The period's modest revenue decrease of $0.3 million, or less than 1%, was met with an increase in the related costs of revenue (exclusive of amortization and depreciation) of $1.9 million, or 7%, primarily due to upward pressure on costs associated with our people-intensive service offerings. This direct-labor headwind was compounded by expanding operating expenses to exert downward pressure on adjusted EBITDA.
EHR adjusted EBITDA decreased by less than $0.1 million, or 1%, compared to the third quarter of 2022, primarily as declining revenues were offset by our ongoing implementation of the Scaled Agile Framework®, which resulted in job displacement for a number of our employees, thereby benefiting the segment's profitability.
Patient Engagement adjusted EBITDA improved to a loss of $0.6 million compared to a loss of $1.2 million during the third quarter of 2022, primarily as a result of improved revenue performance (as previously discussed).
Segment Adjusted EBITDA - Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022
RCM adjusted EBITDA decreased by $8.2 million, or 31%, compared to the first nine months of 2022. Although our March 2022 acquisition of HRG propelled revenue growth of $8.8 million, or 7%, this revenue growth was met with an increase in costs of revenue (exclusive of amortization and depreciation) for the entirety of our RCM business of $10.4 million, or 15%, primarily due to upward pressure on costs associated with our people-intensive service offerings. This direct-labor headwind was compounded by expanding operating expenses driven by the aforementioned product development costs related to our strategy to migrate to the public cloud and general and administrative costs related to our ongoing implementation of the Scaled Agile Framework®.

EHR adjusted EBITDA decreased by $0.2 million, or 1%, compared to the first nine months of 2022. Although revenues increased by $0.8 million, or 1%, and costs of revenue (exclusive of amortization and depreciation) decreased by $0.3 million, or 1%, the expansion of other operating expenses resulted in a slight decrease in adjusted EBITDA.
Patient Engagement adjusted EBITDA increased by $1.3 million compared to the first nine months of 2022. The previously-discussed improved revenue performance worked in tandem with lowered sales and marketing cost allocations to result in adjusted EBITDA that was roughly break-even for the first nine months of 2023 compared to a loss of $1.3 million during the first nine months of 2022.
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2023, our principal sources of liquidity consisted of cash and cash equivalents of $1.5 million and our remaining borrowing capacity under the revolving credit facility of $81.6 million, compared to $7.0 million of cash and cash equivalents and $86.3 million of remaining borrowing capacity under the revolving credit facility as of December 31, 2022. In January 2016, we entered into a syndicated credit agreement which provided for a $125 million term loan facility and a $50 million revolving credit facility. On June 16, 2020, we entered into an Amended and Restated Credit Agreement that increased the aggregate principal amount of our credit facilities to $185 million, which included a $75 million term loan facility and a $110 million revolving credit facility. On May 2, 2022, we entered into a First Amendment to the Amended Restated Credit Agreement that further increased the aggregate principal amount of our credit facilities to $230 million, which included a $70 million term loan facility and a $160 million revolving credit facility.
As of September 30, 2023, we had $143.2 million in principal amount of indebtedness outstanding under the credit facilities. We believe that our cash and cash equivalents of $1.5 million as of September 30, 2023, the future operating cash flows of the combined entity, and our remaining borrowing capacity under the revolving credit facility of $81.6 million as of September 30, 2023, taken together, provide adequate resources to fund ongoing cash requirements for the next twelve months and beyond. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of filing of this Form 10-Q. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms. Aside from normal operating cash requirements, obligations under our Credit Agreement (as discussed below) and operating leases, and opportunistic uses of capital in share repurchases and business acquisition transactions, we do not have any material cash commitments or planned cash commitments. Although the Company currently has no obligations related to planned acquisitions, the Company's strategy includes the potential for future acquisitions, which may be funded through draws on the credit facilities or the use of the other sources of liquidity described above.
On October 16, 2023, we made a draw of $41.0 million on the revolving credit facility in connection with the closing of the Viewgol acquisition, leaving a remaining $40.6 million of available borrowing capacity under the revolving credit facility as of that date. A portion of the proceeds from the draw, together with available cash on hand, was used by CPSI to make the various required payments at the closing of the acquisition.
Operating Cash Flow Activities
Net cash provided by operating activities decreased by $16.9 million from $30.2 million provided by operations for the nine months ended September 30, 2022 to $13.3 million provided by operations for the nine months ended September 30, 2023. The decrease in cash flows provided by operations is primarily due to the aforementioned decrease in net income.
Investing Cash Flow Activities
Net cash used in investing activities decreased by $40.1 million, with $18.3 million used in the nine months ended September 30, 2023 compared to $58.4 million used during the nine months ended September 30, 2022. Most notably, we completed our $43.6 million acquisition of HRG during the first quarter of 2022 with no similar activity in the first nine months of 2023. Partially offsetting this significant decrease in cash outflows related to acquisition activity was a $3.4 million increase in cash outflows related to capitalized software development efforts. Specifically, cash outflows related to capitalized software development efforts increased from $14.6 million during the first nine months of 2022 to $18.0 million during the first nine months of 2023 as our workload mix has shifted away from addressing deficiencies in legacy code related to existing applications towards adding features and functionalities to our cloud-native solutions and increased development efforts related to non-customer-facing, internal-use software.

Financing Cash Flow Activities
During the nine months ended September 30, 2023, our financing activities were a net use of cash in the amount of $0.5 million, as $9.7 million in borrowings from our revolving line of credit were offset by long-term debt principal payments of $7.6 million and $2.6 million used to repurchase shares of our common stock, which are treated as treasury stock. Financing activities were a net source of cash in the amount of $32.3 million during the nine months ended September 30, 2022, as $48.0 million in borrowings from our revolving line of credit were partially offset by long-term principal payments of $8.0 million and $8.2 million used to repurchase shares of our common stock.
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
Credit Agreement
As of September 30, 2023, we had $64.8 million in principal amount outstanding under the term loan facility and $78.4 million in principal amount outstanding under the revolving credit facility. Each of our credit facilities continues to bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted SOFR rate for the relevant interest period, subject to a floor of 0.50%, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month SOFR rate, subject to the aforementioned floor, plus one percent per annum, or (3) a combination of (1) and (2). The applicable margin for SOFR loans and the letter of credit fee ranges from 1.8% to 3.0%. The applicable margin for base rate loans ranges from 0.8% to 2.0%, in each case based on the Company's consolidated net leverage ratio.
Principal payments with respect to the term loan facility are due on the last day of each fiscal quarter beginning June 30, 2022, with quarterly principal payments of approximately $0.9 million through March 31, 2027, with maturity on May 2, 2027 or such earlier date as the obligations under the Amended and Restated Credit Agreement, as amended by the First Amendment, become due and payable pursuant to the terms of such agreement. Any principal outstanding under the revolving credit facility is due and payable on the maturity date.
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

As of September 30, 2023, we were not in compliance with the fixed charge coverage ratio required by the Amended and Restated Credit Agreement. On November 8, 2023, the Company and the subsidiary guarantors entered into a Waiver with Regions Bank, as administrative agent, and various other lenders, which provided for a one-time waiver of this failure as an event of default. Any failure by us to comply with this or another covenant in the future may result in an event of default. There can be no assurance that we will be able to continue to comply with this covenant or obtain amendments or waivers to avoid future covenant violations, or that such amendments or waivers will be available on commercially acceptable terms.
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
Backlog
Backlog consists of revenues we reasonably expect to recognize over the next twelve months under existing contracts. The revenues to be recognized may relate to a combination of one-time fees for system sales and recurring fees for support and maintenance and RCM services. As of September 30, 2023, we had a twelve-month backlog of approximately $9 million in connection with non-recurring system purchases and approximately $311 million in connection with recurring payments under support and maintenance and RCM services. As of September 30, 2022, we had a twelve-month backlog of approximately $7 million in connection with non-recurring system purchases and approximately $316 million in connection with recurring payments under support and maintenance and RCM services.
Bookings

Bookings is a key operational metric used by management to assess the relative success of our sales generation efforts, and were as follows for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
RCM (1)	$9,080	$11,272	$34,828	$34,692
EHR(2)	6,507	9,006	22,258	27,474
Patient Engagement (1)	661	260	2,004	2,568
Total bookings	$16,248	$20,538	$59,090	$64,734
(1) Generally calculated as the total contract price (for non-recurring, project-related amounts) and annualized contract value (for recurring amounts).
(2) Generally calculated as the total contract price (for system sales) including annualized contract value (for support) for perpetual license system sales and total contract price for SaaS sales.

RCM

RCM bookings during the third quarter of 2023 decreased by $2.2 million, or 19%, from the third quarter of 2022 as the relative strength in bookings from healthcare providers utilizing competing EHR products ("net-new") was outpaced by declining bookings from our existing EHR customer base ("cross-sell"). Cross-sell bookings decreased by $5.5 million, or 54%, experiencing uncharacteristically high volatility as the pace of prospective sales decisions slowed. The decline in cross-sell bookings experienced during the third quarter of 2023 reversed many of the year-to-date gains in bookings we had achieved as of June 30, 2023, resulting in RCM bookings during the first nine months of 2023 that were effectively flat with the first nine months of 2022.

EHR

EHR bookings decreased by $2.5 million during the third quarter of 2023, or 28%, compared to the third quarter of 2022 and by $5.2 million, or 19%, compared to the first nine months of 2022. Acute Care EHR bookings decreased by $2.0 million compared to the third quarter of 2022 and $5.1 million compared to the first nine months of 2022, primarily due to a challenging decision environment for new Acute Care EHR system sales arrangements, including lowered volumes for migration opportunities from Centriq (acquired in our 2016 acquisition of HHI) to Thrive, our flagship hospital EHR product.

Patient Engagement

Patient engagement bookings increased by $0.4 million during the third quarter of 2023 compared to the third quarter of 2022, but decreased by $0.6 million, or 22%, compared to the first nine months of 2022. The first nine months of 2022 benefited from one reseller's purchases of block licenses for the deployment of Get Real Health's products in Canada, with no such large purchases in the first nine months of 2023. As a relatively small operator in a still-nascent market, volatility in bookings is expected to remain a characteristic of our patient engagement business as the industry matures and the business grows to scale.
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
In our Annual Report on Form 10-K for the year ended December 31, 2022, we identified our critical accounting polices and estimates related to revenue recognition, allowance for credit losses, estimates, business combinations, including purchased intangible assets, and software development costs. There have been no significant changes to these critical accounting policies during the nine months ended September 30, 2023.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk relates primarily to the potential fluctuations in the Secured Overnight Financing Rate ("SOFR"), which replaced the British Bankers Association London Interbank Offered Rate ("LIBOR") as the new benchmark interest rate for our credit facilities. We had $143.2 million of outstanding borrowings under our credit facilities with Regions Bank at September 30, 2023. The term loan facility and revolving credit facility bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted SOFR rate for the relevant interest period, subject to a floor of 0.50%, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month SOFR rate, subject to the aforementioned floor, plus one percent per annum, or (3) a combination of (1) and (2). Accordingly, we are exposed to fluctuations in interest rates on borrowings under the credit facilities. A one hundred basis point change in interest rate on our borrowings outstanding as of September 30, 2023 would result in a change in interest expense of approximately $1.4 million annually.
We did not have investments as of September 30, 2023 and do not utilize derivative financial instruments to manage our interest rate risks.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to a material weakness in our control environment and financial reporting processes, our disclosure controls and procedures were not effective at the reasonable assurance level.
Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis. During their review of debt covenant compliance applicable to the third quarter of 2023, our external auditors identified an instance of non-compliance with the minimum fixed charge coverage ratio required under the Amended and Restated Credit Agreement, which resulted in an event of default that was not identified by management on a timely basis. When identified, corrective actions were taken in respect of this default, and we obtained a waiver from the lenders in relation to this matter. In the absence of identifying this non-compliance and obtaining a waiver, the Company would have been required to reclassify the indebtedness under the credit facility from long-term to short-term. We have, therefore, concluded that there is a material weakness in our internal controls over financial reporting, as our controls over debt covenant monitoring and compliance were not operating with sufficient precision and timeliness.

No material financial statement misstatements were identified in relation to this material weakness in our internal control over financial reporting. Based on additional procedures and post-closing review, management concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is implementing a plan to remediate this material weakness. Remedial actions are expected to include increasing management oversight, increasing training and understanding of personnel involved in covenant obligation compliance, and improving the compliance, monitoring, documentation and reporting processes.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

With regard to the previously disclosed U.S. Securities and Exchange Commission (the "SEC") investigation, on September 13, 2023, the SEC staff sent a letter to the Company stating that the SEC staff has concluded its investigation as to the Company and that based on the information to date, the SEC staff does not intend to recommend an enforcement action against the Company.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or operating results. There have been no material changes to the risk factors disclosed in Part 1, "Item 1A. Risk Factors" in our Annual Report on Form 10-K and Part II, "Item 1A. Risk Factors" in our subsequent Quarterly Reports on Form 10-Q other than as described in the risk factor below.

RISKS RELATED TO OUR COMMON STOCK AND OTHER GENERAL RISKS

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

As discussed in this report under "Controls and Procedures," during their review of debt covenant compliance applicable to the third quarter of 2023, our external auditors identified an instance of non-compliance with the minimum fixed charge coverage ratio required under the Amended and Restated Credit Agreement, which resulted in an event of default that was not identified by management on a timely basis. In the absence of identifying this non-compliance and obtaining a waiver, the Company would have been required to reclassify the indebtedness under the credit facility from long-term to short-term. Our management, therefore, concluded that, as of September 30, 2023, we had a material weakness in our internal control over financial reporting, as our controls over debt covenant monitoring and compliance were not operating with sufficient precision and timeliness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We intend to remediate the identified material weakness, but no assurance can be given that such weakness will be fully remedied in a timely fashion.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Equity Securities

The following table provides information about our repurchases of common stock during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3)
Beginning of Period				$16,471,896
July 1, 2023 - July 31, 2023	1,507	25.27	—	16,471,896
August 1, 2023 - August 31, 2023	220	$26.38	—	16,471,896
September 1, 2023 - September 30, 2023	—	—	—	16,471,896
Total	1,727	$25.41	—
(1) We repurchased 1,727 shares during the three months ended September 30, 2023 that were not made pursuant to our previously announced stock repurchase program, but were purchased to fund required tax withholdings related to the vesting of restricted stock. Shares withheld to cover required tax withholdings related to the vesting of restricted stock do not reduce our total share repurchase authority.

(2) Shares purchased during the three months ended September 30, 2023 pursuant to our previously announced stock repurchase program.
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

(a) On November 8, 2023, the Company and the subsidiary guarantors entered into a Waiver (the “Credit Agreement Waiver”) with Regions Bank, as administrative agent, and various other lenders, which provided for a one-time waiver of the following event of default under our Amended and Restated Credit Agreement: our failure to have a fixed charge coverage ratio of at least 1.25 to 1.00, measured for the fiscal quarter ending September 30, 2023.

The foregoing description of the Credit Agreement Waiver is subject to and qualified in its entirety by reference to the full text of the Credit Agreement Waiver which is filed as Exhibit 10.1 hereto and is incorporated herein by reference.

(c) During the fiscal quarter ended September 30, 2023, none of the Company's directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

Item 6.	Exhibits.

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3.1 to CPSI’s Current Report on Form 8-K dated October 26, 2022 and incorporated herein by reference)

10.1
Waiver (of Amended and Restated Credit Agreement), dated as of November 8, 2023, by and among Computer Programs and Systems, Inc., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statement of Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER PROGRAMS AND SYSTEMS, INC.

11/9/2023	By:	/s/ Christopher L. Fowler
Christopher L. Fowler
President and Chief Executive Officer

11/9/2023	By:	/s/ Matt J. Chambless
Matt J. Chambless
Chief Financial Officer