Form 10-K
period 2023-12-31
TruBridge, Inc.
filed 2024-03-15
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM              TO             .
Commission file number: 000-49796
TruBridge, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	74-3032373
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

54 St. Emanuel Street, Mobile, Alabama	36602
(Address of Principal Executive Offices)	(Zip Code)
(251) 639-8100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $.001 per share	TBRG	The NASDAQ Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control of financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statement of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatement that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant at June 30, 2023 was $358,665,532.
As of March 11, 2024, the registrant had outstanding 14,507,776 shares of its common stock.
DOCUMENTS INCORPORATED BY REFERENCE IN THIS FORM 10-K:
Portions of the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this report to the extent described herein.

PART IV
15	Exhibits and Financial Statement Schedules	108
16	Form 10-K Summary	108
SIGNATURES		108
*Portions of the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this report to the extent described herein.

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
•slower than anticipated development of the market for RCM services;
•our potential inability to manage our growth in the new markets we may enter;
•our operations could be significantly disrupted if we do not effectively implement a new enterprise resource planning software solution;
•exposure to numerous and often conflicting laws, regulations, policies, standards or other requirements through our international business activities;
•potential litigation against us and investigations;
•our use of offshore third-party resources;
•competitive and litigation risk related to the use of artificial intelligence;
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
•increase in the percentage of total revenues represented by service revenues, which have lower margins;
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
For more information about the risks described above and other risks affecting us, see "Risk Factors" beginning on page 22 of this Annual Report. We also caution investors that the forward-looking information described herein represents our outlook only as of this date, and we undertake no obligation to update or revise any forward-looking statements to reflect events or developments after the date of this Annual Report.

PART I

ITEM 1.	BUSINESS

Overview

Founded in 1979, TruBridge, Inc. (“TruBridge” or the “Company”) is a leading provider of healthcare solutions and services for community hospitals, their clinics and other healthcare systems. Previously named Computer Programs and Systems, Inc., the Company changed its name to TruBridge, Inc. on March 4, 2024 in a Company-wide rebranding and legal entity consolidation. TruBridge is a trusted partner to more than 1,500 healthcare organizations with a broad range of technology-first solutions that address the unique needs and challenges of diverse communities, promoting equitable access to quality care and fostering positive outcomes. TruBridge has over four decades of experience in connecting providers, patients and communities with innovative data-driven solutions that create real value by supporting both the financial and clinical side of healthcare delivery. Our industry leading HFMA Peer Reviewed® suite of revenue cycle management (RCM) offerings combine unparalleled visibility and transparency to enhance productivity and support the financial health of healthcare organizations across all care settings. We support efficient patient care with electronic health record (EHR) product offerings that successfully integrate data between care settings. Above all, we believe in the power of community and encourage collaboration, connection, and empowerment with our customers. We clear the way for care.

The Company’s legal structure includes TruBridge, Inc., the parent company, with Viewgol, LLC ("Viewgol"), iNetXperts, Corp. d/b/a Get Real Health, Healthcare Resource Group, Inc. ("HRG"), and Healthland Holding Inc. as its wholly-owned subsidiaries. The Company operates its business in three operating segments, which are also our reportable segments: RCM, EHR, and Patient Engagement. These segments contribute towards the combined focus of improving the health of the communities we serve as follows:
•The RCM reporting segment focuses on providing a complete RCM solution for all care settings, regardless of their primary healthcare information solutions provider along with business management, consulting, managed IT services, analytics and business intelligence.
•The EHR segment provides comprehensive acute care solutions and related services for community hospitals, and their physician clinics.
•The Patient Engagement segment offers comprehensive patient engagement and empowerment technology solutions to improve patient outcomes and engagement strategies with care providers.
Our companies currently support community hospitals and other healthcare systems with a geographically diverse patient mix within the domestic community healthcare market. Our target market for our RCM, EHR, and Patient Engagement solutions includes community hospitals with fewer than 400 acute care beds, and their clinics, as well as independent or small to medium sized chains of skilled nursing facilities. Approximately 98% of our acute care hospital EHR customer base is comprised of hospitals with fewer than 100 beds. As of January 16, 2024, we have divested our post-acute care EHR business, American HealthTech, Inc., to PointClickCare Technologies USA Corp. During 2023, we generated revenues of $339.4 million from the sale of our products and services.

In October 2023, the Company closed its acquisition of Viewgol, LLC ("Viewgol"), a provider of ambulatory RCM analytics and complementary outsourcing services, for a purchase price is $36 million in cash, with an additional earnout of up to approximately $31.5 million based on achieving certain objectives post-closing.
See Note 18 to the consolidated financial statements included herein for additional information on our three reportable segments.
Industry Dynamics
The healthcare industry is the largest industry in the United States economy, comprising approximately 17.3% of the U.S. gross domestic product in 2022 according to the Centers for Medicare and Medicaid Services ("CMS"). CMS estimates that national health spending is projected to grow at an average annual rate of 5.4% through 2031 and will reach $7.0 trillion in 2031.
Hospital expenditures grew by 2.2% to approximately $1.5 trillion in 2022, slower than the 4.5% growth rate in 2021. According to the American Hospital Association’s AHA Hospital Statistics, 2022 Edition, there are approximately 4,600 community hospitals in the United States that are in our target market of hospitals with fewer than 400 beds, with approximately 2,900 of those having fewer than 100 acute care beds. In addition, there is a market of small specialty hospitals that focus on discrete medical areas such as surgery, rehabilitation and long-term acute care.

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
While legislative and regulatory initiatives are placing significant pressure on the related reimbursements, community hospitals are also faced with likely increased demand for Medicare and Medicaid services. Medicare Advantage enrollment in rural communities has grown by nearly 50% from 2019 through 2023. The challenges posed by this dual-threat are complicated by the shift away from volume-based reimbursement towards value-based reimbursement, linking reimbursement to quality measurements and outcomes. The increasing prevalence of high deductible health plans and value-based reimbursement models is transforming domestic healthcare delivery into a more patient-centric experience. This transformation brings about new and increased data needs, resulting in additional regulatory demands for data that patients find useful in decision-making. These new regulatory demands increase regulatory risks and compliance burdens for TruBridge and our clients, but also pose opportunities for TruBridge to provide additional value-added products and services to our target market.
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
The American Recovery and Reinvestment Act of 2009
In 2009, the U.S. federal government enacted the American Recovery and Reinvestment Act (the “ARRA”), which included the Health Information Technology for Economic and Clinical Health Act (“HITECH”). HITECH authorized the EHR incentive program, which provided significant incentive funding to physicians and hospitals that have adopted and are appropriately using technology such as our EHR solutions. The end result of the ARRA has been to accelerate the adoption of EHR technology nationwide, significantly increasing industry-wide penetration rates and our penetration rates within our existing customer base for our current menu of applications. As a result, the revenue opportunities for new customer additions have greatly diminished, as have our opportunities for add-on sales to existing customers.
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
COVID-19 Pandemic
The healthcare industry continues to deal with the lingering effects of the COVID-19 pandemic, including financial disruptions and critical labor shortages. Looking beyond 2023, we believe there will be continued pressure on hospital staffing, creating greater demand for automation and machine learning to allow staff to focus on patient care. Payors are experiencing staffing issues, similar to hospitals, which is causing delays in authorizations, denials and extended processing times for appeals. As a result of these issues and pressures, we expect ongoing and continued growth in demand for our RCM and related services.
The pandemic has also heightened patient interest and demand for digital engagement. While purchasing demand for digital patient engagement solutions in the United States has not yet fully materialized, we believe healthcare leaders will embrace the digital acceleration, identifying new channels to connect with patients and strengthen the patient experience over the next few years. Our digital front door technology helps create efficiencies and patient engagement that lead to greater patient connections and improved care. We also expect to see continued health care policy legislation focused on patients, like pricing transparency and the No Surprises Act, which is intended to address unexpected gaps in insurance coverage that result in “surprise medical bills” when patients unknowingly obtain medical services (such as emergency services) from out-of-network providers.
Strategy
Our primary objectives are to increase the market share of our RCM solutions and services, maintain a strong retention rate within our EHR client base while pursuing competitive and vulnerable EHR replacement opportunities, and further establish our position as a leading provider of patient engagement solutions. The acquisition of Viewgol, whose operations are almost entirely focused on the ambulatory setting, creates additional market expansion opportunities, and diversifies our RCM business. These objectives are all in support of our corporate strategy, centered around the following components:
Core Growth
Our core growth initiatives include cross-selling RCM solutions and services into our existing sizeable EHR client base and expanding our RCM market share with sales to new community hospitals and larger health systems.
Over the course of our more than 45-year history, we have developed a significant customer base of community hospitals. This customer base is our most valuable asset, providing not only the critical mass necessary to scale our development, client support and service resources to meet the evolving needs of our customers, but also serving as fertile ground for our cross-selling efforts for additional value-added solutions and services. Chief among our cross-sell opportunities is RCM, where we utilize our industry-leading RCM services and solutions to improve the financial health of our EHR clients by improving cash flow metrics in the face of the myriad cost and reimbursement challenges facing healthcare organizations. Our operational expertise and technology tools provide proven results in improving claim acceptance rates, accelerating payments from third party payors, and increasing private pay collections.
Margin Optimization
These efforts support the core growth efforts as we routinely seek, find and execute on initiatives that modernize our business, increasing our efficiency and resulting in cost savings, and thereby allowing us to reinvest in additional growth opportunities and enabling better positioning on pricing elasticity.
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
Our Products and Services
RCM
We offer RCM services which can be grouped into the following categories:
•Revenue Cycle Management Products. Our RCM solutions empower providers and caregivers in hospitals, healthcare systems, clinics and skilled nursing organizations to accelerate their revenue cycle through a suite of comprehensive, web-based solutions designed to improve financial operations and staff productivity and increase reimbursement. Our RCM products include the following offerings:
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
•Encoder Solutions. Our encoder technology and services support the hospital, consulting and payer markets. Our encoder solution is known for its knowledge-based coding methodology, which presents coding guidance and references at the point of coding, helping to improve coding accuracy and productivity.
EHR
Acute Care Software Systems
We offer healthcare IT solutions designed to cater to the specific needs of community hospital organizations under the software solution platform TruBridge EHR.
TruBridge EHR
Within TruBridge EHR, we offer a full array of software applications using one fully integrated system designed to streamline the flow of information to the primary functional areas of community hospitals. We intend to continue to enhance our existing software applications and develop new applications as required by evolving industry standards and the changing needs of our clients. Pursuant to our client support agreements, we provide our clients with software enhancements and upgrades periodically on a when-and-if-available basis. See "Acute Care Support and Maintenance Services." These enhancements enable each client, regardless of its original installation date, to have the benefit of our most advanced products available. Our software applications within TruBridge EHR
•provide automated processes that improve clinical workflow and support clinical decision-making;
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
Our software applications within Trubridge EHR are grouped for support purposes according to the following general functional categories described below:
•Patient Management. Our patient management software enables a hospital to identify a patient at any point in the healthcare delivery system and to collect and maintain patient information throughout the entire process of patient care on an enterprise-wide basis. The TruBridge EHR single database structure permits authorized hospital personnel to simultaneously access appropriate portions of a patient’s record from any point on the system. Our patient management software applications include: Registration, Patient Accounting, Health Information Management, Patient Index, Enterprise Wide Scheduling, Contract Management, and Quality Improvement.

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
Centriq
Centriq is a web-based acute-care EHR platform. We are discontinuing support and services of the Centriq platform as of December 31, 2024. A large number of clients that used Centriq have already migrated to the TruBridge EHR platform.
Acute Care Support and Maintenance Services
After EHR installation, we provide software application support, hardware maintenance, continuing education and related services pursuant to a support agreement using our collaborative support model. The following describes services provided to customers using the TruBridge EHR:

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

• National Client Conference. All of our customers have the opportunity to attend our annual National Client Conference. TruBridge hosts this conference to provide educational sessions, product demonstrations, and one-on-one time with application experts. The conference also allows important time for networking among customers and TruBridge staff across all business platforms. The in-person conference was held in Orlando, Florida from April 30 to May 3, 2023. The 2024 in-person conference will be held during April in Las Vegas, Nevada.

• Continuing Education. Effective learning tools are a key factor in successful EHR adoption and allowing clients to get the most out of a software investment. Therefore, ongoing learning and training is a cornerstone to our “total solution” and a key competitive differentiator. Our ongoing learning and training offerings also address some of the unique needs of community hospitals - limited resources and staff with cross-department responsibilities and budget and time constraints - all of which require a customized approach to learning and training. To meet these needs, we offer customers online content that can be accessed at any time, scheduled online interactive classroom presentations, on-campus training at our facilities, educational sessions during user group conferences, and scheduled regional training sessions.

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

• Cloud Electronic Health Record (Cloud EHR). We offer Cloud EHR services to customers via remote access telecommunications. Cloud EHR is a SaaS configuration and is a monthly subscription to access and use application software maintained by TruBridge in a cloud environment. Under this configuration, a customer is able to obtain access to an advanced EHR without a significant initial capital outlay. We store and maintain all Cloud EHR customers’ critical patient and administrative data. These customers access this information remotely through direct telecommunications connections.

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

•Public Cloud Infrastructure – In 2021, we formed a strategic partnership with Microsoft for Azure cloud hosting and infrastructure services, with the end-goal of migrating all existing internal and client data to Azure’s public cloud and utilizing the related infrastructure solutions to enhance both internal and client-facing processes and services. The eventual migration to Azure, which began during 2022 and continued through 2023, will benefit customers by removing the burden of maintaining their own on-premise infrastructure while the underlying applications will operate with higher availability and stability, reducing unexpected downtime. This modernized infrastructure will open the door to future innovations and data access as well.
Post-acute Care Software Systems, Support and Maintenance Services
The Company entered into the post-acute care market with the acquisition of American HealthTech, Inc. ("AHT") in January 2016. Our comprehensive, long-term care management solutions in 2023 included care management and financial and enterprise management, backed by ongoing training and support to ensure that clients can maximize their software investment. Our post-acute care EHR business line was comprised solely of AHT and was disposed of in January 2024.

Patient Engagement
Our patient engagement offering is a comprehensive digital front door platform that both improves outcomes and promotes patient engagement through the following tools:
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
For additional details on our products, service, and support offerings, visit www.trubridge.com.
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
Total product development expenses included in our consolidated results of operations were approximately $37.2 million, $31.9 million and $32.8 million during the years ended December 31, 2023, 2022 and 2021, respectively. We capitalized software development costs of approximately $23.1 million, $19.1 million and $9.4 million during the years ended December 31, 2023, 2022 and 2021, respectively.
See Note 5 to the consolidated financial statements included herein for additional information on software development costs.
Product Strategy
We have built an enterprise-wide center of excellence for both our product and technology strategy. This organization utilizes market research and interviews with clients, patients and healthcare subject matter experts, as well as extensive data surrounding our solutions to ensure our technology is meeting our client’s needs.
Accessibility, scalability and usability serve as our critical product pillars, with recent investments in modern user experiences and improved workflows designed to address all three. For example:
•Through data normalization efforts and the creation of both a unified clinical interoperability solution with our TruBridge Unify product technology and a modern data lakehouse solution for financial insights through TruBridge Analytics, we have accelerated the pace of innovation, allowing our customers to recognize this value.
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
Clients, Sales and Marketing
Target Markets
The target market for our RCM product and services extends beyond hospitals of less than 100 beds, where we have historically focused our EHR efforts. We are acutely focused on our vision of selling our RCM solution to both our existing customer base, as well as to hospitals of 400 beds or under in the United States. There are approximately 4,600 of these hospitals with fewer than 400 beds.
Our strategy to grow our RCM business is centered around leveraging our established sales relationships within our substantial EHR customer base in order to cross sell RCM services. In addition, we target hospitals that use competitor EHRs and upmarket larger hospitals and health systems that manage their RCM operations in-house. The hospitals are under increasing financial pressure caused by fluctuating patient volumes, increasing self-pay accounts, and the lingering impact of the COVID-19 pandemic.
A core initiative to our growth plan is to maintain a strong retention rate across our EHR base and pursue conservative growth of new EHR clients, as they are critical to driving cross-sales of our RCM solutions. We target hospitals under 100 beds in the United States that we believe are currently using a vendor that we have determined is vulnerable based on a variety of factors. Our goal in the ambulatory market is to aggressively target physician practices in those communities where the local hospital is a current TruBridge client.
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
Our patient engagement efforts continue to focus on growing the number of registered patient users with existing clients in the international market while also initiating penetration of the domestic market. We target hospitals in the U.S. that use competitor EHRs, including upmarket larger hospitals and health systems that support multiple EHRs and data sources around affiliated providers and practices. The target market for our domestic launch is acute care EHR systems of community hospitals that are part of a hospital system. In the United States, there are approximately 3,400 community hospitals that fall into this category. The target market for our engagement solution also includes government healthcare and health information exchanges focused on leveraging technology to drive efficient care delivery in addition to citizen portal initiatives.

The following table presents our revenues generated from clients located within the U.S. ("Domestic") and all foreign countries, in total ("International").

	Year ended December 31,
(In thousands)	2023	2022	2021
Sales revenues:
Domestic	$333,048	$320,443	$274,521
International(1)	6,387	6,205	6,108
	$339,435	$326,648	$280,629

(1) International sales revenues are related to the Caribbean nation of St. Maarten, the islands of Turks and Caicos, the British Overseas Territory of Anguilla, Canada, England, Australia, the United Arab Emirates and the Netherlands.

Sales Staff
We have dedicated sales organizations in all three business units: RCM, EHR, and patient engagement. Many of our sales personnel are hired from within the Company and have previous experience in client support roles. We believe this experience positions them to more effectively sell our products and services within our target markets. We have also added some talent from outside the Company, creating a depth of experience we believe will enhance the effectiveness of the teams. Our sales organizations are generally divided into four areas: sales management, new client sales, existing client sales and sales support staff. New client sales staff are typically organized based on geographic territories. Our sales representatives who sell to existing clients have assigned clients within their territory, which is also geographically based. Some sales representatives in our services areas are assigned specifically to cross-sell services into our acute care EHR client base. A significant portion of the compensation for all sales personnel is commission based except for administrative support staff.
Marketing Strategy
Our marketing strategy positions TruBridge as a healthcare solutions company that supports providers in their efforts to deliver the best care possible for their communities. Through a suite of innovation products, collaborative services and tools, we help clients eliminate the financial and operational obstacles holding them back and lay the foundation for lasting success. We are a healthcare solutions company and we clear the way for care.
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
Backlog
Backlog consists of revenues we reasonably expect to recognize over the next twelve months under existing contracts. The revenues to be recognized may relate to a combination of one-time fees for system sales and recurring fees for support and maintenance and RCM services. As of December 31, 2023, we had a twelve-month backlog of approximately $9 million in connection with non-recurring system purchases and approximately $328 million in connection with recurring payments under support and maintenance and RCM services. As of December 31, 2022, we had a twelve-month backlog of approximately $6 million in connection with non-recurring system purchases and approximately $322 million in connection with recurring payments under support and maintenance and RCM services.
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
•product price;
•cost of services offered;
•results of services engagements;
•knowledge of the healthcare industry;
•training provided;
•sales and marketing efforts; and
•company reputation.
We believe that we compete favorably with our competitors on these factors. Our principal competitors for RCM solutions include RelayHealth Corp, SSI Group, LLC, Quadax Inc., Change Healthcare Holdings, Inc., Availity, LLC, Waystar Technologies, Inc., and Navicure, Inc. Our principal competitors in the business management, consulting and managed IT services market are Resolution Health, Inc., The Outsource Group Inc., Patient Focus, Inc., Xtend Healthcare Inc., Ensemble Health Partners, and nThrive, Inc. These companies all focus on providing services to the healthcare market, and the services they offer are comparable in scope to the competing services we offer. Secondary competitors in the RCM space include ARx LLC, Citadel Outsource Group LLC, Patient Matters, LLC, KIWI-TEK, LLC, and Aviacode Inc. The primary competitors for our encoder solutions include 3M, Nuance and Optum.
Our principal competitors in the acute care EHR market are Oracle Cerner Corporation, Medical Information Technology, Inc. ("Meditech"), and MEDHOST, Inc. These companies compete with us directly in our target market of small and midsize hospitals. They offer comparable products and systems that address the needs of hospitals in the markets we serve. Our secondary competitors in the acute care EHR market include N. Harris Computer Corporation and Epic Systems Corporation. These companies are significantly larger than we are, and they typically sell their products and services to larger hospitals outside of our target market. However, they will sometimes compete with us directly or, more commonly, when a larger health system who uses a system from one of these companies will offer it to a smaller hospital as part of a merger or alliance.
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

Health Information Security and Privacy Practices
Health Insurance Portability and Accountability Act (“HIPAA”) is a federal law governing the use, disclosure, transmission and storage of certain individually identifiable health information, referred to as "protected health information," and that was enacted for the purpose of, among other things, protecting the privacy and security of protected health information. As directed by HIPAA, the Department of Health and Human Services (the "DHHS") has promulgated standards and rules for certain electronic health transactions, code sets, data security, unique identification numbers and privacy of protected health information. HIPAA and the standards promulgated by DHHS apply to certain health plans, healthcare clearinghouses and healthcare providers (referred to as "covered entities"), which includes our hospital and post-acute care clients. The Health Information Technology for Economic and Clinical Health Act (the "HITECH Act") and its implementing regulations published in January 2013 significantly expand HIPAA by extending privacy and security standards to "business associates" of healthcare providers that are covered entities. Under the HITECH Act, business associates are required to establish administrative, physical and technical safeguards and are subject to direct penalties for violations. Certain of our services frequently require us to act as a healthcare clearinghouse and/or a business associate to the hospitals and post-acute care clients that we serve. As a result, we are covered by the patient privacy and security standards of HIPAA and subject to oversight by DHHS. We believe that we have taken all necessary steps to comply with HIPAA, as it applies to us as a business associate, but it is important to note that DHHS could, at any time in the future, adopt new rules or modify existing rules in a manner that could require us to change our systems or operations.
Protecting individually identifiable health information and other sensitive data is a critical and essential function of TruBridge’s operations and its software solutions. A variety of industry-standard approaches that meet or exceed regulatory requirements such as HIPAA and HITECH are employed. In order to avoid unauthorized access for the life span of this data, diverse methods of identification, authentication, authorization and encryption are utilized at various points throughout the operating system, application software and hardware. These methods and processes are shared amongst servers and other end-user devices and are complemented by change management processes and tools, which allow the software change control cycle to be a formal, defined process.
In addition to HIPAA, many states have enacted patient confidentiality laws that protect against the unauthorized disclosure of confidential medical information, with many others adopting or considering further legislation in this area, including privacy safeguards, security standards, and data security breach notification requirements. Such state laws, if more stringent than HIPAA requirements, are not preempted by the federal requirements, and we must comply with them even though they may be subject to different interpretations by various courts and other governmental authorities. For example, the California Confidentiality of Medical Information Act has several standards that go beyond those set forth under HIPAA and its regulations.
The collection, use, storage, disclosure, transfer, or other processing of any personal data regarding individuals in the European Union, including personal health data, is subject to the European Union’s General Data Protection Directive (“GDPR”), which became effective in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.
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

The Company endeavors to protect its intellectual property rights and maintain certain trademarks, trade names, service marks and other intellectual property rights, including Clear the Way for Care, TruBridge, MyCareCorner, and others. Trademark and service mark registrations must generally be renewed every five to ten years and we renew the registration of trademarks that we deem to have continuing value to our business.
We do not believe our software products or other TruBridge proprietary rights infringe on the property rights of third parties. However, we cannot guarantee that third parties will not assert infringement claims against us with respect to current or future software products or that any such assertion may not require us to enter into royalty arrangements or result in costly litigation.
Human Capital
As of December 31, 2023, we had 3,219 employees. Most of our employees are remote, with the remaining employees located at our offices in Alabama, Mississippi, Pennsylvania, Washington, and Minnesota. None of our employees are covered by a collective bargaining agreement or are represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages and we consider our relations with our employees to be good.
We seek to attract, develop, and retain top talent in order to deliver a one-of-a-kind service experience while fully leveraging the strengths of our workforce to exceed customer expectations and meet our growth objectives. By improving the employee experience, we also improve the ability to support our customers and protect the long-term interests of our stockholders. To that end, we strive to foster an engaged, purpose-driven culture where employees have an opportunity to achieve professional success.
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
As part of our commitment the Company launched our Inclusion, Diversity, Equity Alliance ("Team IDEA") in 2020, an employee-led council with executive sponsorship that is focused on strengthening company-wide engagement on diversity, equity and inclusion, providing learning opportunities for our employees, and helping to identify areas for improvement and monitor progress against these initiatives. The mission of the Team IDEA Diversity Council is to promote and champion diversity, inclusion, equity, and global understanding throughout TruBridge to enable employee engagement and strong business performance. The council members do this by sharing their diverse perspectives and advising management to help shape and implement TruBridge’s DEI strategy. We are steadfast in our responsibility to embrace the diversity of all people and demonstrate our values – embracing the fun, daring to explore, getting after greatness, doing the right thing, and putting people first – with an unwavering focus on those essential to TruBridge achieving sustainable and meaningful growth.
Now, more than ever, we are committed to listening with open hearts and leading with empathy — toward each other, toward our customers and toward our healthcare communities. We continue to invite our leaders, board, clients, and community leaders, along with our chief people officer, to advise us along this journey.
Compensation and Benefits
We compensate employees with competitive wages and benefit and wellness programs designed to meet employee needs. Our compensation program is designed to recognize our employees' contributions to service excellence and business results. We use a combination of fixed and variable pay including base salary, bonus, commissions and merit increases which vary across the Company. In addition, as part of our incentive plan for executives and certain employees, we provide stock-based compensation to attract, retain and motivate our key leaders. For further information concerning our equity incentive plans, see Note 9, Stock-based Compensation and Equity.
As the success of our employees is fundamentally connected to the well-being of our people, our benefit and wellness programs focus on four key pillars: physical, emotional, financial, and social well-being. We offer a wide array of benefits including comprehensive health and welfare insurances that reflect a 74% participation rate. Included is a 401(k) plan with employer-match, generous time-off, company paid short term disability, basic life insurance, parental leave policy that pays 6 weeks to those adding to their family, identity theft insurance, and financial planning support. We provide emotional well-being services through our medical carrier, Neuro580, and associated Employee Assistance Program. Our financial education tools offer employees resources to reach their personal financial goals. In addition, our newly added Pay it Forward (ETO donation) program has gathered donations from 179 employees totaling over 6,000 hours of donated time. This program has helped 86 employees by granting them time off during personal or family medical crises.
We continue to partner with our employees, including our people leaders to understand how we can better support their health and wellness while allowing them to be their true and authentic selves at work every day.
Development
Our goal is to promote the growth of our people through the provision of opportunities to cultivate talent, measurement of performance in their current role, and identification of candidates for new roles within the Company. In 2023 we did this through (1) a focus on developing our leaders, (2) increasing our people’s access to quality content, and (3) improving the overall experience we provide to our learners. Accelerate 2.0 pushed the first 105 People Leaders through a customized Leadership Development program guiding them on how to lead themselves, the business, and the Company. We upgraded our content library to enable our employees access to over 30,000 new modules from over 150 publishers across a variety of core themes. Through automation and governance revisions we increased the accuracy of our learning data and reduced barriers between our people and the opportunities they seek.
To gauge an individual's ability to impact growth, we began installation of a performance architecture that better ties individual financial reward to the individual’s contribution towards our present and future success as a Company. This includes setting goals throughout the year, allowing people to evaluate progress against those goals, and gaining feedback from our people leaders. Inherent in the execution of this process is an aim to recognize differentiation in individual performance levels and incentivize accordingly. The balance of perspective on short and long-term performance paired with individualized compensation is intended to promote sustained evolution and retention of our talent base.
Employee Recruitment
Our key talent philosophy is to develop talent from within and supplement with external hires. This approach has yielded a deep understanding of our business, vision, products, services and clients among our employee base, while adding new employees and ideas in support of our continuous improvement mindset. We continue to focus on working in a predominantly remote environment, which supports our efforts to expand our internal talent and welcome employees from diverse backgrounds and geographies, creating deeper team collaboration and a more engaging client experience. Our recruitment team uses internal and external resources to recruit diverse, highly skilled and talented workers, and we encourage employee referrals for open positions. The acquisition of Viewgol will bring a global perspective to hiring in 2024. Expanding our global footprint will assist in diversifying our talent sources to scale our people practices.
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

•The federal Anti-Kickback Statute (“AKS”) (See 42 U.S.C. § 1320a-7b) is a criminal statute that prohibits the exchange (or offer to exchange), of anything of value, in an effort to induce (or reward) the referral of business reimbursable by federal health care programs. The CMS has stated that kickbacks have led to overutilization and increased costs of healthcare services, corruption of medical decision making, steering patients away from valid services or therapies and unfair, non-competitive service delivery. Certain of our products and services may be reimbursed by federal healthcare programs such that referrals of business for such products and services may implicate, or have the appearance of implicating, the AKS. Examples of prohibited kickbacks include receiving financial incentives such as discounts or gifts for referrals. Possible penalties for violating the AKS include fines of up to $25,000 per violation, up to five years in jail, and exclusion from Medicare and Medicaid care program business.

Although there is no assurance that existing or future government laws, rules and other regulations applicable to our operations, products or services will not have a material adverse effect on our capital expenditures, results of operations and competitive position, we do not currently anticipate materially increased expenditures in response to government regulations or future material impacts to our results or competitiveness. These regulations and related risks are described in more detail below under “Risk Factors” beginning on page 22 of this Annual Report.
Executive Officers
Set forth below is a list of the current executive officers of TruBridge and a brief explanation of each individual’s principal employment during the last five years.
Christopher L. Fowler – President and Chief Executive Officer. Christopher L. Fowler, age 48, was appointed as our President and Chief Executive Officer, and a member of the Board of Directors on July 1, 2022. Mr. Fowler began his career with TruBridge in May 2000 as a Software Support Representative and later as a manager of Financial Software Services. From August 2004 until March 2008, Mr. Fowler served as Assistant Director and Director of Business Management Services. Mr. Fowler served as TruBridge’s Vice President – Business Management Services from March 2008 until the formation of TruBridge in January 2018, after which time he served as its President. He then served as Chief Operating Officer of the Company from November 2015 through June 2022.
David A. Dye – Chief Operating Officer. David A. Dye, age 54, was appointed as our Chief Operating Officer on October 10, 2022. Mr. Dye previously served as our Chief Growth Officer since November 2015 and Chief Financial Officer, Secretary and Treasurer from June 2010 until November 2015. Mr. Dye served as our President and Chief Executive Officer from July 1999 to May 2006. He was first elected as a director in March 2002 and served as our Chairman of the Board from May 2006 until April 2019. Mr. Dye began his career with TruBridge in May 1990 as a Financial Software Support Representative and served in various capacities until July 1999. Mr. Dye served as a director of Bulow Biotech Prosthetics, LLC, a company headquartered in Nashville, Tennessee that operates prosthetic clinics in the Southeastern United States, from July 2006 until October 2018.
Vinay Bassi – Chief Financial Officer, Secretary and Treasurer. Vinay Bassi, age 53, was appointed as our Chief Financial Officer, Secretary and Treasurer in January 1, 2024. Prior to joining TruBridge, Mr. Bassi served as Chief Financial Officer for the Audience Measurement division at Nielsen Holdings plc and held various finance and corporate development positions in that company since 2016. Prior to joining Nielsen in 2016, Mr. Bassi worked in corporate development at Avaya Inc. from 2004 to 2016. He began his career as an Auditor at PricewaterhouseCoopers LLP and spent time at Standard and Poor's and Citigroup.
Dawn M. Severance - Chief Sales Officer. Dawn M. Severance, age 54, was appointed as our Chief Sales Officer in November 2022 after serving as Senior Vice President of Sales for TruBridge since January 2021. Ms. Severance joined TruBridge as part of the Healthland acquisition in 2016 where she served as Vice President of Sales. Ms. Severance served as Regional Vice President of Sales for TruBridge from 2016 to May 2019 and as Vice President of Sales for TruBridge from May 2019 to January 2021.

Kevin Plessner - General Counsel. Kevin Plessner, age 41, was appointed as our General Counsel in January 2022. Mr. Plessner joined TruBridge as part of the Get Real Health acquisition in 2019. He served as General Counsel at Get Real Health from 2013 until the 2019 acquisition, at which point he became Corporate Counsel at TruBridge.
Wes D. Cronkite - Chief Technology and Innovation Officer. Wes D. Cronkite, age 41, was appointed as our Chief Innovation Officer in May 2021 and then was appointed Chief Technology and Innovation Officer in November 2022. Prior to joining TruBridge, Mr. Cronkite served as Senior Vice President of Innovation at BrightSpring Health from August 2018 until April 2021. He also held various healthcare technology leadership roles at nThrive (formerly MedAssets) from March 2010 through August 2019, including Senior Vice President of Internal Analytics, Vice President of Strategic Initiatives, and Vice President of System Strategy and Operations.
Company Web Site
The Company maintains a web site at http://www.trubridge.com. The Company makes available on its web site, free of charge, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as soon as it is reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. The Company is not including the information contained on or available through its web site as a part of, or incorporating such information into, this Annual Report on Form 10-K.

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
E-Prescribing. The use of our solutions by physicians for electronic prescribing and electronic routing of prescriptions via the Surescripts network to pharmacies is governed by federal and state laws. States have differing regulations that govern the electronic transmission of certain prescriptions and prescription requirements. Standards adopted by the National Council for Prescription Drug Programs and regulations adopted by the CMS related to "EPrescribing and the Prescription Drug Program" set forth implementation standards for the transmission of electronic prescriptions. These standards are detailed and broad, and cover not only routing transactions between prescribers and pharmacies, but also electronic eligibility, formulary and benefits inquiries. In general, regulations in this area can be burdensome and evolve regularly, meaning that any potential benefits to our clients from utilizing such solutions and services may be superseded by a newly-promulgated regulation that adversely affects our business model. Our efforts to provide solutions that enable our clients to comply with these regulations could be time consuming and expensive.
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
Regulation of Medical Devices. The United States FDA has determined that certain of our solutions, such as our ImageLink® and Blood Administration® products, are medical devices that are actively regulated under the Federal Food, Drug and Cosmetic Act, as amended. If other of our solutions are deemed to be actively regulated medical devices by the FDA, we could be subject to extensive requirements governing pre- and post-marketing activities including registration of the applicable manufacturing facility and software and hardware products, application of detailed record-keeping and manufacturing standards, application of the medical device excise tax, and FDA approval or clearance prior to marketing. Complying with these medical device regulations is time consuming and expensive, and our marketing and other sales activities could be subject to unanticipated and significant delays. Further, it is possible that the FDA may become more active in regulating software and medical devices that are used in the healthcare industry. If we are unable to obtain the required regulatory approvals for any such software or medical devices, our short- to long-term business plans for these solutions or medical devices could be delayed or canceled and we could face FDA refusal to grant pre-market clearance or approval of products; withdrawal of existing clearances and approvals; fines, injunctions or civil penalties; recalls or product corrections; production suspensions; and criminal prosecution. FDA regulation of our products could increase our operating costs, delay or prevent the marketing of new or existing products, and adversely affect our revenue growth.
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

The ONC rule also implements the information blocking provisions of the 21st Century Cures Act, including identifying reasonable and necessary activities that do not constitute information blocking. Under the 21st Century Cures Act, the HHS has the regulatory authority to investigate and assess civil monetary penalties of up to $1,000,000 against health IT developers and/or providers found to be guilty of "information blocking." This new oversight and authority to investigate claims of information blocking creates significant risks for us and our clients and could potentially create substantial new compliance costs. The
HHS may impose penalties for information blocking that has occurred after September 1, 2023, and the ONC and the HHS proposed a rule on November 1, 2023 listing certain disincentives for actors that conduct information blocking.
Standards for Submission of Healthcare Claims. CMS requires all providers, payors, clearinghouses and billing services to utilize patient codes for reporting medical diagnosis and inpatient procedures, referred to as ICD-10 codes when submitting claims for payment. ICD-10 codes affect medical diagnosis and inpatient procedure coding for everyone covered by HIPAA, not just those who submit Medicare or Medicaid claims. Claims for services must use ICD-10 codes for medical diagnosis and inpatient procedures or they will not be paid. While we have successfully implemented the use of ICD-10 codes within our products and services since their initial mandate in 2015, the possibility exists for similar future mandates by CMS. If our products and services do not accommodate CMS mandates at any future date, clients may cease to use those products and services that are not compliant and may choose alternative vendors and products that are compliant. This could adversely impact future revenues.
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
We recently completed the acquisitions of TruCode, HRG and Viewgol, and we may engage in future acquisitions. Such strategic acquisitions may be expensive, time consuming, and subject to other inherent risks which may jeopardize our ability to realize anticipated benefits.
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
The markets for our RCM service offering may develop more slowly than we expect.
Our success depends, in part, on the willingness of healthcare organizations to implement integrated solutions for the areas in which we provide services. Some organizations may be reluctant or unwilling to implement our solutions for a number of reasons, including failure to perceive the need for improved revenue cycle operations, lack of knowledge about the potential benefits our solutions provide, concerns over the cost of using an external solution, or as a result of investments or planned investments in internally developed solutions, choosing to continue to rely on their own internal resources.
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
We are currently in the process of implementing a new enterprise resource planning (“ERP”) software solution. If we do not effectively implement this project, or any future associated updates, our operations could be significantly disrupted.
We are in the process of implementing of a new ERP software solution. This project requires us to migrate and reconfigure all of our current system processes, transactions, data and controls to a new cloud-based platform and is expected to have a significant impact on our business processes, sales pipeline management, customer relationship management, financial reporting, information systems and internal controls. This implementation process is expected to require significant change management, meaningful investment in capital and personnel resources and coordination of software and system providers and internal business teams. We may experience difficulties as we manage these changes and transition to this new ERP solution, including loss or corruption of data, delayed sales, delayed financial reporting, decreases in productivity as our personnel implement and become familiar with the new systems and processes, unanticipated expenses (including increased costs of implementation and costs of conducting business) and lost revenue. Once implemented, this cloud-based ERP solution will be eligible for periodic updates from the vendor. Although we will conduct design validations and user testing, these updates may cause delays in transacting our business due to system challenges, limitations in functionality, inadequate change management or process deficiencies in the production and use of the system. Difficulties in implementing this new ERP solution or the related quarterly updates could disrupt our operations, divert management’s attention from key strategic initiatives and have an adverse effect on our results of operations, financial condition and cash flows.
Our international business activities and processes expose us to numerous and often conflicting laws, regulations, policies, standards or other requirements, and to risks that could harm our business, financial condition and results of operations.

Our subsidiary, Get Real Health, sells patient engagement technology to hospital systems and government agencies in Canada, Australia, England, the United Arab Emirates and the Netherlands, directly and through resellers, and we have had limited sales of EHR software to government agencies in Canada and the Caribbean. Our subsidiary, Viewgol, provides RCM analytics and complementary outsourcing services in India. Our business in these countries is subject to numerous risks inherent in international business operations. Among others, these risks include:
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
•the difficulty of managing and staffing our international operations and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;
•differing labor and employment regulations, especially where foreign labor laws are more advantageous to employees as compared to the U.S.;
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
Our use of offshore labor resources could expose us to risks that could have a material adverse effect on our operating costs.
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
Offshore outsourcing is a politically sensitive topic in the U.S. For example, various organizations and public figures in the United States have expressed concern about a perceived association between offshore outsourcing providers and the loss of jobs in the U.S. Current or prospective customers may elect to perform such RCM services themselves or may be discouraged from transferring these services from onshore to offshore providers to avoid negative perceptions that may be associated with using an offshore provider. Any slowdown or reversal of existing industry trends towards offshore outsourcing, and the resulting need to relocate aspects of our services from our global business services operations to the U.S., where operating costs are higher, would increase the cost of delivering our services.
We utilize artificial intelligence, which could expose us to liability or adversely affect our business, especially if we are unable to compete effectively with others in adopting artificial intelligence.
We utilize artificial intelligence, including generative artificial intelligence, machine learning, and similar tools and technologies that collect, aggregate, analyze, or generate data or other materials or content (collectively, “AI”) in connection with our business. There are significant risks involved in using AI and no assurance can be provided that our use of AI will enhance our products or services, produce the intended results, or keep pace with our competitors. For example, AI algorithms may be flawed, insufficient, of poor quality, rely upon incorrect or inaccurate data, reflect unwanted forms of bias, or contain other errors or inadequacies, any of which may not be easily detectable; AI has been known to produce false or “hallucinatory” inferences or outputs; our use of AI can present ethical issues and may subject us to new or heightened legal, regulatory, ethical, or other challenges; and inappropriate or controversial data practices by developers and end-users, or other factors adversely affecting public opinion of AI, could impair the acceptance of AI solutions, including those incorporated in our products and services. If the AI tools that we use are deficient, inaccurate, or controversial, we could incur operational inefficiencies, competitive harm, legal liability, brand or reputational harm, or other adverse impacts on our business and financial results. If we do not have sufficient rights to use the data or other material or content on which the AI tools we use rely, we also may incur liability through the violation of applicable laws and regulations, third-party intellectual property, data privacy, or other rights, or contracts to which we are a party.
In addition, AI regulation is rapidly evolving worldwide as legislators and regulators increasingly focus on these powerful emerging technologies. The technologies underlying AI and its uses are subject to a variety of laws and regulations, including intellectual property, data privacy and security, consumer protection, competition, and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their platform moderation, data privacy, and security laws and regulations to AI or are considering general legal frameworks for AI. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our operations or offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. Furthermore, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational, or technological risks that may arise relating to the use of AI.
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
Recently, there have been reports of disruptions in billing and data systems in healthcare (e.g., the cybersecurity incident affecting Change Healthcare). Such cybersecurity events which materially disrupt the healthcare system upon which our business relies could adversely affect our business if such disruption is widespread and continues for an extended period of time. Cyber incidents could also include the use of AI to launch more automated, targeted and coordinated attacks on targets.
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
Our business could also be negatively impacted to the extent that our hospital clients continue to face tight capital and credit markets and other disruptions resulting from the deteriorating macroeconomic conditions or cuts in Medicare and Medicaid funding. Hospitals may modify, delay or cancel plans to purchase our software systems or services. Additionally, if hospitals’ operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, they may not be able to pay, or may delay payment of, accounts receivable owed to us. Any inability of clients to pay us for our products and services may adversely affect our earnings and cash flow.
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
As of December 31, 2023, we had approximately $199.6 million in principal amount of indebtedness, which includes $63.9 million under our term loan facility and $135.7 million borrowed under our revolving credit facility. We also had $24.3 million of unused commitments under our revolving credit facility as of December 31, 2023.
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

The operating restrictions and covenants in these debt agreements and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. The credit agreement requires compliance with a consolidated net leverage ratio test and a fixed charge coverage ratio test. On March 10, 2023, the calculation of the fixed charge coverage ratio was amended to specifically exclude from the definition of fixed charges the Company's share repurchases conducted during the third and fourth quarters of 2022. As of September 30, 2023, we were not in compliance with the fixed charge coverage ratio required by the credit agreement. On November 8, 2023, the Company and the subsidiary guarantors entered into a Waiver with Regions Bank, as administrative agent, and various other lenders, which provided for a waiver of this failure as an event of default. Similarly, we were not in compliance with this ratio as of December 31, 2023, and we received another waiver of this failure as an event of default pursuant to the Fourth Amendment to the credit agreement entered into by the parties on February 29, 2024. Any failure by us to comply with this or another covenant in the future may result in an event of default. There can be no assurance that we will be able to continue to comply with this covenant or obtain amendments to avoid future covenant violations, or that such amendments will be available on commercially acceptable terms.
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
We may be required to record additional significant charges to earnings if our goodwill or intangible assets become impaired.
We are required under U.S. generally accepted accounting principles ("U.S. GAAP") to test our goodwill for impairment annually or more frequently if indicators for potential impairment exist. Indicators that are considered include significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry, or economic trends, or a significant decline in the Company's stock price and/or market capitalization for a sustained period of time. In addition, we periodically review our intangible assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include slower growth rates, the loss of significant clients, or divestiture of a business or asset for less than its carrying value. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined. We recorded a goodwill impairment charge of $35.9 million in the fourth quarter of 2023, $21.9 million of which was associated with our Post-acute care EHR reporting unit, $6.4 million of which was associated with our Acute care EHR reporting unit and $7.6 million of which was associated with our Patient Engagement reporting unit. These impairment charges had a significant negative effect on our consolidated net income for the year ended December 31, 2023. We subsequently sold our Post-acute care EHR business in January 2024. The Company is currently finalizing the accounting for the sale but does not expect a material gain or loss to be recorded in 2024 since the related asset impairments were recorded in 2023.
Exclusive of our Post-acute care EHR reporting unit, which was disposed of in January 2024, we have remaining goodwill of $171.9 million as of December 31, 2023. Any future impairment charges could have a material adverse impact on our results of operations. There are inherent uncertainties in management's estimates, judgments and assumptions used in assessing recoverability of goodwill and intangible assets. Any changes in key assumptions, including failure to meet business plans, a deterioration in the market, or other unanticipated events and circumstances, may affect the accuracy or validity of such estimates and could potentially result in an impairment charge.
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
As reported in our Quarterly Report on Form 10-Q for the period ended September 30, 2023, we identified a material weakness in our internal control over financial reporting in the third quarter of 2023, as our controls over debt covenant monitoring and compliance were not operating with sufficient precision and timeliness. As of December 31, 2023, this weakness had been remediated with more robust and timely review controls over the related covenant calculations.
If we are unable to maintain effective internal control over financial reporting, or if our independent auditors determine that we have any additional material weaknesses in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the Securities and Exchange Commission (“SEC”) or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, also could restrict our future access to the capital markets.

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
We are exposed to market risk related to changes in interest rates as a result of the floating interest rates applicable to the outstanding debt under our term loan facility and revolving credit facility. The interest rate for the outstanding debt under our term loan facility and revolving credit facility as of December 31, 2023 was 8.48%. Each of our credit facilities continues to bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted Secured Overnight Financing Rate ("SOFR") rate for the relevant interest period, subject to a floor of 0.50%, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month SOFR rate, subject to the aforementioned floor, plus one percent per annum, or (3) a combination of (1) and (2). The applicable margin for SOFR loans and the letter of credit fee ranges from 1.8% to 3.0%. The applicable margin for base rate loans ranges from 0.8% to 2.0%, in each case based on the Company's consolidated net leverage ratio. A one hundred basis point change in interest rate on our borrowings outstanding as of December 31, 2023 would result in a change in interest expense of approximately $2.0 million annually.

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
Moreover, a potential U.S. federal government shutdown resulting from budgetary decisions, a prolonged continuing resolution, breach of the federal debt ceiling, or a potential U.S. sovereign default and the uncertainty surrounding the 2024 U.S. presidential election may increase uncertainty and volatility in the global economy and financial markets. Weak economic conditions or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, changes in tariffs, trade agreements or governmental fiscal, monetary and tax policies, among others, could adversely impact our business, financial condition and operating results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.	CYBERSECURITY
Our business operations, including the provision of the products and services described above, involve the compilation and transmission of confidential information, including patient health information. We also collect and store other sensitive data such as credit card, insurance, and other information. We have included security features in our systems that are intended to protect the privacy and integrity of this information, but our systems may be vulnerable to security breaches, viruses, programming errors and other similar disruptive problems.
The Board of Directors is responsible for exercising oversight of management’s identification of, and planning for, the material risks facing the Company, and we believe our risk management policies and procedures are adequate to ensure that relevant information about cybersecurity risks and incidents is appropriately reported and disclosed. In October 2017, the Board authorized the formation of a Cybersecurity Committee, which is now known as the Governance, Risk & Compliance (“GRC”) Committee. Our cybersecurity risk management process, which are discussed in greater detail below, are led by the GRC Committee. The GRC Committee is currently comprised of the Chief Technology and Innovation Officer, Chief Financial Officer, General Manager of TruBridge, General Manager of EHR, General Manager of Patient Engagement, Corporate Security Officer, and General Counsel and Corporate Compliance Officer. The GRC Committee generally meets weekly, and has a formal meeting quarterly, to discuss the primary security and compliance-related risks currently facing the Company, including cybersecurity risks. The General Counsel and Corporate Compliance Officer then provides updates to the Board at each regular quarterly meeting. Annually, the full Board participates in cybersecurity training and discusses the internal incident management process with the GRC Committee.
In October 2020, the Board created the Innovation and Technology Committee to aid the Board in its duties to assess and oversee the management of risks in the areas of information technology, information and data security, cybersecurity, disaster recovery, data privacy and business continuity. This committee oversees the GRC Committee’s activities relating to information technology and cybersecurity matters, and seeks to enhance communication and coordination of efforts between the Board and management in these areas. The members of the Innovation and Technology Committee monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of and participation in the cybersecurity risk management process described below, including the operation of our incident response plan.
Additionally, we have a Security Operations Center ("SOC") to oversee several initiatives designed to improve our cybersecurity protection, readiness and response. The Company partnered with a third party to provide Security as a Service ("SECaaS") to assist our internal SOC in reducing the likelihood and impact of a cybersecurity attack. The SOC oversees penetration testing, vulnerability scanning, intrusion prevention, endpoint and insider threat detection, log management and other cybersecurity-related projects. The Company also consulted with third parties to achieve ISO 27001 certification related to information security management, which was achieved starting in 2020 and maintained every year since.
Our SOC team members have over 35 years of combined work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs, and developing and overseeing programs and policies related to various areas, including incident response, eDiscovery, forensic investigations, log analysis, malware analysis, risk management, physical security, and enterprise security operations, as well as several relevant degrees and certifications, including Masters degrees in Cybersecurity and Information Assurance, Bachelors degrees in Information Technology, BS Information Systems and Cybersecurity, Certified Information Systems Security Professional, Certified Ethical Hacker, Computer Hacking Forensic Investigator, A+, Network+, Security+, MS Sentinel, a Degree in forensic science and others being worked on. Prior work experience, knowledge, skills, or background for the SOC team include: law enforcement, DoD contractor work in cybersecurity, heavy involvement in numerous large scale intrusion investigations, published author of an Intrusion Analysis book, presentations at numerous conferences focused on cybersecurity, hundreds of forensic analysis cases, prior employment by other companies as cybersecurity/SOC analysts, and continuous on the job training
We have a cybersecurity-specific risk assessment process, which helps identify our cybersecurity threat risks by comparing our process to industry standards and best practices standards set by the National Institute of Standards and Technology (“NIST”) and the International Organization for Standardization (“ISO”), as well as by engaging experts to attempt to infiltrate our information systems, as such term is defined in Item 106(a) of Regulation S-K. Our cybersecurity program includes controls designed to identify, protect against, detect, respond to and recover from information and cybersecurity incidents, as such term is defined in Item 106(a) of Regulation S-K, and to provide for the availability of critical data and systems and to maintain regulatory compliance. These controls include the following activities:

a.closely monitor emerging data protection laws and implement changes to our processes designed to comply;
b.conduct annual customer data handling and use requirements training for all our employees;
c.conduct annual cybersecurity management and incident training for employees involved in our systems and processes that handle sensitive data;
d.conduct regular phishing email simulations for all employees and all contractors with access to corporate email systems to enhance awareness and responsiveness to such possible threats;
e.through policy, practice and contract (as applicable), require employees, as well as third-parties who provide services on our behalf, to protect customer information and data;
f.run tabletop exercises to simulate a response to a cybersecurity incident and use the findings to improve our processes and technologies;
g.leverage the NIST and ISO incident handling frameworks to help us identify, protect, detect, respond, and recover when there is an actual or potential cybersecurity incident; and
h.maintain multiple layers of controls, including embedding security into our technology investments.
We perform periodic internal and third-party assessments to test our cybersecurity controls and regularly evaluate our policies and procedures surrounding our handling and control of personal data and the systems we have in place to help protect us from cybersecurity or personal data breaches, and we perform periodic internal and third-party assessments to test our controls and to help us identify areas for continued focus, improvement, and/or compliance. An example of the assessment we use is the ISO 27001 assessment that was implemented started in 2020. Our team is continually evaluating our technology vendors and tools to ensure that we are managing evolving threats to the best of our ability.
Our processes also address cybersecurity threat risks associated with our use of third-party service providers, including those in our supply chain or who have access to our customer and employee data or our systems. Third-party risks are included within our enterprise risk management program, as well as our cybersecurity-specific risk identification program, both of which are discussed above. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform diligence on third-parties that have access to our systems, data or facilities that house such systems or data, and continually monitor cybersecurity threat risks identified through such diligence. Additionally, we generally require those third parties that could introduce significant cybersecurity risk to us to agree by contract to manage their cybersecurity risks in specified ways, and to agree to be subject to cybersecurity audits, which we conduct as appropriate. Finally, all users employed by or contracted to the Company are required to complete annual cybersecurity education and training, which includes identifying suspicious emails, internet threats, telecommunication threats and ransomware.
We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “Breaches of security and viruses in our systems could result in client claims against us and harm to our reputation causing us to incur expenses and/or lose clients” included as part of our risk factor disclosures at Item 1A of this Annual Report on Form 10-K,which disclosure is incorporated by reference herein. Although we maintain cybersecurity insurance to reduce potential financial losses that may stem from cybersecurity incidents, the costs related to cybersecurity threats or disruptions may not be full insured.

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
During 2023, the Company terminated its lease agreement for approximately 12,500 square feet of office space in Plymouth, Minnesota.

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
Market for TruBridge Common Stock
As of March 11, 2024, there were approximately 77 registered holders of our common stock, as provided to us by our transfer agent. This number does not include the number of beneficial owners whose shares are held in “street” names by broker-dealers and other institutions who hold shares on behalf of their clients. As of March 11, 2024, there were 14,507,776 shares of common stock outstanding.
TruBridge’s common stock is listed on the NASDAQ Global Select Market under the symbol "TBRG." Prior to March 4, 2024, TruBridge's common stock was listed under the symbol “CPSI.”
Dividends
On September 4, 2020, our Board of Directors opted to indefinitely suspend all quarterly dividends. The indefinite suspension of quarterly dividends was concurrent with the authorization of a stock repurchase program, aligning with the Company's capital allocation strategy that prioritizes flexibility to allow for more opportunistic uses of capital. Our Board of Directors will take into account such matters as general business conditions, capital needs, our financial results, available liquidity and such other factors as our Board of Directors may deem relevant in future dividend declarations. Additionally, the terms of our Credit Agreement restrict our ability to pay dividends and make share repurchases. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources-Credit Agreement” included herein.
Purchases of Equity Securities
The following table summarizes our repurchase of equity securities during the three months ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)

October 1, 2023 - October 31, 2023	—	$—	—	$16,471,896
November 1, 2023 - November 30, 2023	—	$—	—	$16,471,896
December 1, 2023 - December 31, 2023	—	$—	—	$16,471,896

Total	—	$—	—

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
Background
During much of the Company's history, our strategy, operations, and financial results have been largely associated with developments in the electronic health record ("EHR") industry. With the rapid maturity of the EHR industry and the increasing prevalence of and demand for outsourced revenue cycle management ("RCM") services and complementary solutions, we've seen our strategy, operations, and financial results naturally evolve to become more heavily associated with RCM, with RCM revenues comprising 57% of our consolidated revenue for 2023. In recognition of this significant shift in strategic focus, Computer Programs and Systems, Inc. changed its corporate name to TruBridge, Inc. on March 4, 2024. Contemporaneous with this name change, the former wholly-owned subsidiaries Evident, LLC, TruBridge, LLC, and TruCode, LLC were merged into the parent company, while the former wholly-owned subsidiary Rycan Technologies, Inc. was merged into its parent and another wholly-owned subsidiary, Healthland Holding Inc. With these changes, the Company's remaining legal structure includes TruBridge, Inc., the parent company, with Viewgol, LLC ("Viewgol"), iNetXperts, Corp. d/b/a Get Real Health, Healthcare Resource Group, Inc. ("HRG"), and Healthland Holding Inc. as its wholly-owned subsidiaries.
Founded in 1979, TruBridge is a leading provider of healthcare services and solutions for community hospitals, their clinics and other healthcare systems. Our combined companies are focused on helping improve the health of the communities we serve, connecting communities for a better patient care experience, and improving the financial operations of our customers.
The Company operates its business in three operating segments, which are also our reportable segments: RCM, EHR, and Patient Engagement. These reporting segments contribute towards the combined focus of improving the health of the communities we serve as follows:
•The RCM reporting segment focuses on providing business management, consulting, and managed IT services along with a complete RCM solution for all care settings, regardless of their primary healthcare information solutions provider.
•The EHR segment provides comprehensive acute care EHR solutions and related services for community hospitals and their physician clinics. Prior to our sale of American HealthTech, Inc. in January 2024, our EHR segment also provided post-acute care EHR solutions and related services for skilled nursing and assisted living facilities.
•The Patient Engagement segment offers comprehensive patient engagement and empowerment technology solutions to improve patient outcomes and engagement strategies with care providers.
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
Management Overview
Strategy
Our core strategy is to achieve meaningful long-term revenue growth by cross-selling RCM services into our existing EHR customer base, expanding RCM market share with sales to new community hospitals and larger health systems, and pursuing competitive EHR takeaway opportunities. We may also seek to grow through acquisitions of businesses, technologies or products if we determine that such acquisitions are likely to help us meet our strategic goals.
Our growth strategy is heavily dependent on our ability to cross-sell RCM services to our Acute Care EHR customer base. As such, retention of our existing Acute Care EHR customers is a key component of our long-term growth strategy by protecting this base of potential RCM customers, while at the same time serving as a leading indicator of our market position and stability of revenues and cash flows.
We determine retention rates by reference to the amount of beginning-of-period Acute Care EHR recurring revenues that have not been lost due to customer attrition from our production environment customer base. Production environment customers are those that are using our applications to document live patient encounters, as opposed to legacy environment customers that have view-only access to historical patient records. Since 2019, these retention rates have consistently remained in the mid-to-high 90th percentile ranges. Specifically, we achieved retention rates of 98.2% and 94.9% in 2021 and 2022, respectively, decreasing to 92.1% in 2023, as EHR product consolidation has led to an increase in attrition from our non-flagship products (retention for our flagship EHR product was approximately 95.2% in 2023). We have increased customer retention efforts by enhancing support services, investing in tooling and instrumentation to proactively monitor for potential disruptions, and deploying in-application experience software that delivers application-specific insights while using our products.
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
While the combination of revenue growth and operating leverage is expected to result in increased margin realization, we also look to increase margins through specific cost containment measures where appropriate as we continue to leverage opportunities for greater operating efficiencies. However, in the immediate future, we anticipate incremental margin pressure from the continued client transition from perpetual license arrangements to “Software as a Service” ("SaaS") arrangements as described below.
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

The overwhelming majority of our historical EHR installations have been under a perpetual license model, but new customer demand has dramatically shifted towards a SaaS license model in the past several years. SaaS license models made up only 12% of annual new acute care EHR installations in 2018, increasing to 100% during 2022 and 2023. These SaaS offerings are attractive to our clients because this configuration allows them to obtain access to advanced software products without a significant initial capital outlay. We expect this trend to continue for the foreseeable future, with the resulting impact on the Company’s financial statements being reduced EHR revenues in the period of installation in exchange for increased recurring periodic revenues (reflected in EHR revenues) over the term of the SaaS arrangement. This naturally places downward pressure on short-term revenue growth and profitability metrics, but benefits long-term revenue growth and profitability which, in our view, is consistent with our goal of delivering long-term shareholder value.
For customers electing to purchase our technology solutions under a traditional perpetual license, we have historically made financing arrangements available on a case-by-case basis, depending on the various aspects of the proposed contract and customer attributes. These financing arrangements have comprised the majority of our perpetual license installations over the past several years, and include short-term payment plans and longer-term lease financing through us or third-party financing companies. The aforementioned shift in customer preference towards SaaS arrangements has significantly reduced the frequency of new financing arrangements for customer purchases under a perpetual license. When combined with scheduled payments on existing financing arrangements, the reduced frequency of new financing arrangements has resulted in a substantial reduction in financing receivables during 2023.
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
Margin Optimization Efforts
Our core growth strategy includes margin optimization by identifying opportunities to further improve our cost structure by executing against initiatives related to organizational realignment, expanded use of offshore resources and the use of automation to increase the efficiency and value of our associates' efforts.
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
The remaining margin optimization initiatives of expanded utilization of offshore resources and automation have commenced and, to date, have provided meaningful efficiencies to our operations, particularly within RCM. As a service organization, RCM's cost structure is heavily dependent upon human capital, subjecting it to the complexities and risks associated with this resource. Chief among these complexities and risks is the ever-present pressure of wage inflation, which has recently become a reality as national and international economies recover from the economic downturn caused by the COVID-19 pandemic and has compelled the Company to make compensation adjustments that are outside of historical norms. Prior to our October 2023 acquisition of Viewgol, we were solely reliant upon third-party partnerships for offshore resources, increasing both the execution risk of this initiative and the related cost of scaling this labor force. With Viewgol as a subsidiary, we have greatly enhanced our control over the resource availability for this initiative and we expect to achieve meaningful per-unit cost efficiencies. However, in the near-term, we expect to see additional pressure on margins due to the integration and ramp-up of Viewgol.
We believe that our efforts towards margin optimization are well-timed, enabling a rapid response to actual or expected wage inflation in order to preserve RCM profitability, but we cannot guarantee that these efforts will fully eliminate any related margin deterioration.
In addition to wage inflation, we are a party to contracts with certain third-party suppliers and vendors that allow for annual price adjustments indexed to inflation. While we continually seek to proactively manage controllable expenses, inflationary pressure on costs has led to, and could lead to, erosion of margins.

2023 Financial Overview
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
We generated revenues of $339.4 million from the sale of our products and services during 2023, compared to $326.6 million during 2022, an increase of 4% that is due to the combination of inorganic growth through our recent acquisitions of HRG and Viewgol and organic growth as RCM solutions continue to gain traction in the domestic healthcare landscape. Despite this increase in revenues, net income (loss) decreased by $61.7 million to a net loss of $45.8 million during 2023, compared to net income of $15.9 million during 2022. Heavily impacting our results for 2023 were (i) $35.9 million of goodwill impairment charges related to our divestiture of American HealthTech, Inc., the impact of deteriorating macroeconomic conditions and moderated assumptions regarding growth expectations and eventual margin achievement on the fair values of our Acute care EHR and Patient Engagement reporting units; (ii) $2.3 million of impairment charges related to trademark intangible assets resulting from our March 2024 name change and corporate rebranding initiative (see Note 12 - Intangible Assets and Goodwill for further information); (iii) $17.7 million of incremental severance and other nonrecurring charges resulting from various restructuring and acquisition initiatives; and (iv) $6.2 million of incremental interest expense driven by the combined factors of an increasing interest rate environment and acquisition-fueled increases in debt. Corresponding to this decreased profitability, net cash provided by operating activities decreased by $31.3 million, from $32.4 million provided by operations during 2022 to $1.1 million provided by operations for 2023.

Results of Operations
The following table sets forth certain items included in our results of operations for each of the three years in the period ended December 31, 2023, expressed as a percentage of our total revenues for these periods:

	Year ended December 31,
	2023		2022		2021
(In thousands)	Amount	% Sales	Amount	% Sales	Amount	% Sales
INCOME DATA:
Revenues:
RCM	$193,929	57.1%	$179,870	55.1%	$131,242	46.8%
EHR	138,063	40.7%	139,823	42.8%	143,109	51.0%
Patient engagement	7,443	2.2%	6,955	2.1%	6,278	2.2%
Total revenues	339,435	100.0%	326,648	100.0%	280,629	100.0%
Expenses
Costs of revenue (exclusive of amortization and depreciation)
RCM	110,192	32.5%	97,024	29.7%	66,015	23.5%
EHR	62,048	18.3%	65,661	20.1%	66,698	23.8%
Patient engagement	3,628	1.1%	3,856	1.2%	3,068	1.1%
Total costs of revenue (exclusive of amortization and depreciation)	175,868	51.8%	166,541	51.0%	135,781	48.4%
Product development	37,246	11.0%	31,898	9.8%	32,809	11.7%
Sales and marketing	28,049	8.3%	27,131	8.3%	21,978	7.8%
General and administrative	76,153	22.4%	54,965	16.8%	48,481	17.3%
Amortization	24,522	7.2%	20,887	6.4%	14,717	5.2%
Depreciation	1,946	0.6%	2,443	0.7%	2,156	0.8%
Goodwill impairment	35,913	10.6%	—	—%	—	—%
Trademark impairment	2,342	0.7%	—	—%	—	—%
Total expenses	382,039	112.6%	303,865	93.0%	255,922	91.2%
Operating income (loss)	(42,604)	(12.6)%	22,783	7.0%	24,707	8.8%
Other income (expense):
Other income	745	0.2%	1,178	0.4%	1,529	0.5%
Gain on contingent consideration	—	—%	565	0.2%	—	—%
Loss on extinguishment of debt	—	—%	(125)	—%	—	—%
Interest expense	(12,521)	(3.7)%	(6,320)	(1.9)%	(3,160)	(1.1)%
Total other income (expense)	(11,776)	(3.5)%	(4,702)	(1.4)%	(1,631)	(0.6)%
Income (loss) before taxes	(54,380)	(16.0)%	18,081	5.5%	23,076	8.2%
Provision (benefit) for income taxes	(8,591)	(2.5)%	2,214	0.7%	4,646	1.7%
Net income (loss)	$(45,789)	(13.5)%	$15,867	4.9%	$18,430	6.6%

2023 Compared to 2022
Revenues
Total revenues for the year ended December 31, 2023 increased by $12.8 million, or 4%, compared to the year ended December 31, 2022.
RCM revenues increased by $14.1 million, or 8%, compared to 2022, as acquisition-fueled growth from our March 2022 acquisition of HRG and our October 2023 acquisition of Viewgol added to the organic growth of our RCM offerings.

EHR revenues decreased by $1.8 million, or 1%, from the year ended December 31, 2022, and were comprised of the following for the years ended December 31, 2023 and 2022:

	Year ended December 31,
(In thousands)	2023	2022
Recurring EHR revenues (1)
Acute Care EHR	$111,276	$109,340
Post-acute Care EHR	14,712	15,384
Total recurring EHR revenues	125,988	124,724
Non-recurring EHR revenues (2)
Acute Care EHR	10,657	13,138
Post-acute Care EHR	1,418	1,961
Total non-recurring EHR revenues	12,075	15,099
Total EHR revenue	$138,063	$139,823

(1) Mostly comprised of support and maintenance, third-party subscriptions, and SaaS revenues.
(2) Mostly comprised of installation revenues from the sale of our acute and post-acute care EHR solutions and related applications under a perpetual (non-subscription) licensing model.
Recurring EHR revenues increased by $1.3 million, or 1%, in 2023 compared to 2022. Although customer attrition during 2023 resulted in a decrease in Post-acute care EHR recurring revenues of $0.7 million, or 4%, Acute Care EHR recurring revenues increased by $1.9 million, or 2%, as continued efforts to emphasize SaaS arrangements have led to the accumulation of significant sources of recurring revenue.
Non-recurring EHR revenues decreased by $3.0 million, or 20%, compared to 2022. The consequence of our continued focus on increasing recurring revenues has been the de-emphasizing of nonrecurring, perpetual license sales.
EHR revenues for 2023 included $16.1 million in revenues from American HealthTech, Inc. which the Company sold in January 2024. See Note 19 – Subsequent Events to the consolidated financial statements included herein for more information.
Patient Engagement revenues increased by $0.5 million, or 7%, compared to 2022 as delivery of certain services formerly provided by our Acute Care EHR segment are now the responsibility of our Patient Engagement segment, with the related revenues and direct costs now reflected in our Patient Engagement segment's results.
Costs of Revenue (exclusive of amortization and depreciation)
Total costs of revenue (exclusive of amortization and depreciation) increased by $9.3 million compared to 2022. As a percentage of total revenues, costs of revenue (exclusive of amortization and depreciation) increased slightly to 52% during 2023 compared to 51% during 2022.
Costs associated with our RCM revenues increased by $13.2 million, or 14%, compared to 2022. This increase has primarily been driven by our recent acquisitions of HRG and Viewgol and the aforementioned necessary responses to domestic labor market challenges, which have increased the costs associated with our people-intensive service offerings. Additionally, (i) revenue growth during 2023 has largely come from lower margin revenue streams; (ii) during 2023 we experienced the loss of a single large customer with a margin profile well beyond our typical customer margin profile; and (iii) we faced increased costs during 2023 associated with enhancing our compliance function within the RCM business unit to accommodate scale.
Costs associated with our EHR revenues decreased by $3.6 million, or 6%, compared to 2022, primarily as our ongoing implementation of the Scaled Agile Framework® resulted in job displacement for a number of our employees.
Costs associated with our Patient Engagement revenues were effectively flat, decreasing by $0.2 million compared to 2022.
Product Development
Product development expenses consist primarily of compensation and other employee-related costs (including stock-based compensation) and infrastructure costs incurred, but not capitalized, for new product development and product enhancements. Product development costs increased by $5.3 million, or 17%, compared to 2022, primarily due to increased costs related to our strategy to migrate to a public cloud environment and other workplace modernization initiatives.

Sales and Marketing
Sales and marketing costs increased by $0.9 million, or 3%, compared to 2022 as the restructuring of our sales force in early 2023 resulted in a significant expansion of related resources.
General and Administrative
General and administrative expenses increased by $21.2 million, or 39%, compared to 2022. Our ongoing implementation of the Scaled Agile Framework® resulted in job displacement for a number of our employees, resulting in an $8.9 million increase in related non-recurring severance costs. Other non-recurring charges increased by $8.8 million, largely as the result of acquisition-related activity and lease termination costs related to our efforts to right-size our real estate footprint.
Amortization & Depreciation
Combined amortization and depreciation expense increased by $3.1 million, or 13%, as increasing capitalized software development asset balances resulted in an increase in the related amortization.
Trademark & Goodwill Impairment
Our combined impairment charges related to trademark intangibles and goodwill were $38.3 million in 2023, with none in 2022. Trademark impairment charges of $2.3 million were recorded as our recently-completed corporate name change and rebranding initiative resulted in the near abandonment of previously-recognized trademark assets. Total goodwill impairment charges of $35.9 million resulted from the combination of: (i) a $21.9 million impairment charge related to our Post-acute care EHR business unit, as we adjusted the carrying value of the reporting unit to align with the agreed-upon eventual sales price; (ii) a $6.4 million impairment charge related to our Acute Care EHR business unit as the combined pressures of an increase in the related discount rate and moderated assumptions regarding eventual margin achievement lowered the estimated fair value of the reporting unit; and (iii) a $7.6 million impairment charge related to our Patient Engagement reporting unit as our growth expectations for this reporting unit have moderated significantly as the related pipelines have been slow to develop.
Total Other Income (Expense)
Total other income (expense) increased to expense of $11.8 million during 2023 compared to expense of $4.7 million during 2022. A rising interest rate environment and a higher level of funded debt caused a $6.2 million increase in interest expense. Additionally, during 2022, $0.6 million of the original $2.5 million contingent consideration estimated in determining the TruCode purchase price was reversed as updated estimates of TruCode's earnings over the earnout period were less than estimated on the date of acquisition.
Income (Loss) Before Taxes
As a result of the foregoing factors, income (loss) before taxes decreased to a loss of $54.4 million in 2023, compared to income of $18.1 million in 2022.
Provision (Benefit) for Income Taxes
Our effective income tax rates for 2023 and 2022 were 16% and 12%, respectively. Our effective tax rate for 2023 was significantly impacted by the non-deductible nature of our goodwill impairment charges and the changing relationship between net income or loss and research and development tax credits, which accumulate as benefits even in years with loss positions such as 2023. Our effective tax rate for 2022 was impacted by the non-taxable nature of our recorded gain on contingent consideration, which served to reduce the year's effective tax rate by 2.2%.
Net Income (Loss)
Net income (loss) for 2023 decreased by $61.7 million to a loss of $45.8 million, or a loss of $3.15 per basic and diluted share, compared with income of $15.9 million, or $1.08 per basic and diluted share, for 2022.
Supplemental Segment Information
Our reportable segments have been determined in accordance with ASC 280 - Segment Reporting. We have three reportable operating segments: RCM, EHR, and Patient Engagement. We evaluate each of our three operating segments based on segment revenues and segment adjusted EBITDA.

Adjusted EBITDA consists of GAAP net income (loss) as reported and adjusts for (i) deferred revenue purchase accounting adjustments arising from purchase allocation adjustments related to business acquisitions; (ii) depreciation expense; (iii) amortization of software development costs; (iv) amortization of acquisition-related intangible assets; (v) stock-based compensation; (vi) severance and other non-recurring charges; (vii) interest expense and other, net; (viii) impairment of goodwill; (ix) impairment of trademark intangibles; (x) (gain) loss on contingent consideration; and (xi) the provision (benefit) for income taxes. The segment measurements provided to and evaluated by the chief operating decision makers ("CODM") are described in Note 18 to the condensed consolidated financial statements. These results should be considered in addition to, and not as a substitute for, results reported in accordance with GAAP.
The following table presents a summary of the revenues and adjusted EBITDA of our three operating segments for the years ended December 31, 2023 and 2022.

	Year Ended December 31,		Change
	2023	2022	$	%
(In thousands)
Revenues by segment:
RCM	$193,929	$179,870	$14,059	8%
EHR	138,063	139,823	(1,760)	(1)%
Patient engagement	7,443	6,955	488	7%

Adjusted EBITDA by segment:
RCM	$24,800	$35,219	$(10,419)	(30)%
EHR	22,900	22,507	393	2%
Patient engagement	(124)	(1,827)	1,703	93%
Segment Revenues
Refer to the corresponding discussion of revenues for each of our reportable segments previously provided under the Revenues heading of this Management's Discussion and Analysis. There are no intersegment revenues to be eliminated in computing segment revenue.
Segment Adjusted EBITDA - Year Ended December 31, 2023 Compared with Year Ended December 31, 2022
RCM adjusted EBITDA decreased by $10.4 million, or 30%, compared to 2022. While revenues have increased by $14 million, or 8%, this growth has been met with an increase in costs of revenue (exclusive of amortization and depreciation) of $13.2 million, or 14%, primarily due to upward pressure on costs associated with our people-intensive service offerings. This direct-labor headwind was compounded by expanding operating expenses driven by the aforementioned product development costs related to our strategy to migrate to the public cloud and general and administrative costs related to our ongoing implementation of the Scaled Agile Framework®.
EHR adjusted EBITDA increased by $0.4 million, or 2%. Although revenues decreased by $1.8 million, or 1%, the ongoing implementation of the Scaled Agile Framework® resulted in job displacement for a number of our employees, thereby benefiting the segment's profitability.
Patient Engagement adjusted EBITDA increased by $1.7 million, or 93%, as the previously-discussed improved revenue performance worked in tandem with reduced operating expenses to result in improved adjusted EBITDA.
2022 Compared to 2021
Revenues
Total revenues for the year ended December 31, 2022 increased by $46.0 million, or 16%, compared to the year ended December 31, 2021.

RCM revenues increased by $48.6 million, or 37%, compared to 2021 due to acquisition-fueled growth and organic growth of our revenue cycle service offerings. TruCode, acquired in May 2021, contributed $13.8 million of revenue during 2022, compared to only $7.4 million during 2021, which reflected only eight months of activity. Our acquisition of HRG in March 2022 provided further inorganic growth, contributing an estimated $34.1 million of revenue during 2022. Organic revenue growth materialized in 2022 as our hospital clients operate in an environment typified by rising costs and increased complexity and are increasingly seeking to alleviate themselves of the ever-increasing administrative burden of operating their own business office functions. This increasing demand for services, coupled with the positive impact of improving hospital patient volumes on RCM revenues, resulted in organic revenue growth of $8.1 million, or 7% in 2022.
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
Recurring EHR revenues remained essentially flat with a $0.2 million, or 0.2%, decrease in 2022 compared to 2021. Acute Care EHR recurring revenues increased by $0.9 million, or 1%, as recent efforts to emphasize SaaS arrangements have led to the accumulation of significant sources of recurring revenue, albeit at the expense of non-recurring revenue. Post-acute care EHR recurring revenues decreased by $1.1 million, or 7%, primarily due to the loss of certain significant customers during early 2022.
Non-recurring EHR revenues decreased by $3.1 million, or 17%, compared to 2021. Acute Care EHR non-recurring revenues decreased by $3.8 million, or 22%, compared to 2021, due mostly to a decrease in the number of perpetual license installations of our Acute Care EHR solutions. We installed our Acute Care EHR solutions at nineteen new hospital clients during 2022 (all of which were under a SaaS arrangements resulting in revenue being recognized ratably over the contract term) compared to seventeen new hospital clients during 2021 (ten under a SaaS arrangement). Post-acute care EHR non-recurring revenues increased by $0.7 million, or 56%, compared to 2021 due to a temporarily beneficial shift in license mix.
Patient Engagement revenues increased by $0.7 million, or 11%, compared to 2021 as escalating demand for patient engagement solutions continues to propel organic growth for Get Real Health's products and services.
Costs of Revenue (exclusive of amortization and depreciation)
Total costs of revenue (exclusive of amortization and depreciation) increased by $30.8 million compared to 2021. As a percentage of total revenues, costs of revenues (exclusive of amortization and depreciation) increased to 51% of revenues during 2022 from 48% during 2021.
Costs associated with our RCM revenues increased by $31.0 million, or 47%, in 2022, primarily driven by our recent acquisitions of TruCode and HRG. The remaining cost increases for RCM are organic in nature, caused by resource expansion necessitated by the growing customer base and improved patient volumes.
Costs associated with our EHR revenues decreased by $1.0 million, or 2%, in 2022, primarily driven by decreasing costs related to third-party content. These costs scale with overall customer counts, which contracted moderately during 2022.

Costs associated with our Patient Engagement revenues increased by $0.8 million, or 26%, compared to 2021. Increased labor costs related to investments aimed at aggressively addressing increasing demand for patient engagement solutions comprised the majority of the increase.
Product Development
Product development expenses consist primarily of compensation and other employee-related costs (including stock-based compensation) and infrastructure costs incurred, but not capitalized, for new product development and product enhancements. Product development costs decreased by $0.9 million, or 3%, as a $5.6 million increase in product development labor capitalization costs (pursuant to the previously disclosed change in our method of estimating the labor costs incurred in developing software assets requiring capitalization under ASC 350-40, Internal Use Software) was offset by increased costs related to our strategy to migrate to a public cloud environment. In addition, our recent acquisitions of TruCode and HRG resulted in a combined $1.9 million of product development expenses during 2022 compared to only $0.8 million in 2021.
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
General and Administrative
General and administrative expenses increased by $6.5 million, or 13%, compared to 2021, mostly due to volatility in employee health claims coupled with an expanding employee base that resulted in a $4.1 million increase in employee benefits cost. In addition, our commitment to improving the employee experience and becoming an employer of choice resulted in a $1.9 million increase in human resources cost. Lastly, our recent acquisitions of TruCode and HRG resulted in a combined increase in general and administrative expenses of $2.9 million in 2022, compared to only $1.1 million of additional general and administrative expenses during 2021. Partially offsetting this aggregate $7.8 million increase in employee benefits, human resources, and acquisition-related costs was a $1.6 million decrease in bad debt expense due to generally improved collections experience and the lack of any severe collectability determinations for customers with large receivables balances.
Amortization & Depreciation
Combined amortization and depreciation expense increased by $6.5 million, or 38%, in 2022 primarily due to the amortization of intangibles acquired in the TruCode and HRG acquisitions and increased amortization of capitalized software development costs resulting from increases in the related capitalized software development asset balances.
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
Provision for Income Taxes
Our effective income tax rates for 2022 and 2021 were 12% and 20%, respectively. Lowered provision-to-return adjustments resulted in an incremental 3.5% decrease in our effective tax rate for 2022 compared to 2021, while the tax-free gain on contingent consideration and increased Work Opportunity Tax Credits resulted in an incremental decrease in our effective tax rate of 2.2% for 2022 compared to 2021.

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
Adjusted EBITDA consists of GAAP net income (loss) as reported and adjusts for (i) deferred revenue purchase accounting adjustments arising from purchase allocation adjustments related to business acquisitions; (ii) depreciation expense; (iii) amortization of software development costs; (iv) amortization of acquisition-related intangible assets; (v) stock-based compensation; (vi) severance and other non-recurring charges; (vii) interest expense and other, net; (viii) impairment of goodwill; (ix) impairment of trademark intangibles; (x) (gain) loss on contingent consideration; and (xi) the provision (benefit) for income taxes. The segment measurements provided to and evaluated by the chief operating decision makers ("CODM") are described in Note 18 to the condensed consolidated financial statements. These results should be considered in addition to, and not as a substitute for, results reported in accordance with GAAP.
The following table presents a summary of the revenues and adjusted EBITDA of our three operating segments for the years ended December 31, 2022 and 2021.

	Year Ended December 31,		Change
	2022	2021	$	%
(In thousands)
Revenues by segment:
RCM	$179,870	$131,242	$48,628	37%
EHR	139,823	143,109	(3,286)	(2)%
Patient engagement	6,955	6,278	677	11%

Adjusted EBITDA by segment:
RCM	$35,219	$28,265	$6,954	25%
EHR	22,507	26,505	(3,998)	(15)%
Patient engagement	(1,827)	(2,093)	266	13%
Segment Revenues
Refer to the corresponding discussion of revenues for each of our reportable segments previously provided under the Revenues heading of this Management's Discussion and Analysis. There are no intersegment revenues to be eliminated in computing segment revenue.
Segment Adjusted EBITDA - Year Ended December 31, 2022 Compared with Year Ended December 31, 2021
RCM adjusted EBITDA increased by $7.0 million, or 25%, compared to 2021. Revenue growth of 37% was partially offset by a 47% increase in costs of revenues (exclusive of amortization and depreciation), as growth materialized from lower-margin, resource-intensive service lines. This direct labor headwind combined with expanded operating expenses to limit adjusted EBITDA growth despite this dramatic increase in revenues.
EHR adjusted EBITDA decreased by $4.0 million, or 15%, mostly due to the aforementioned decrease in revenues.
Patient Engagement adjusted EBITDA increased by $0.3 million, mostly due to the aforementioned increase in revenues.
Liquidity and Capital Resources
Sources of Liquidity

As of December 31, 2023, our principal sources of liquidity consisted of cash and cash equivalents of $3.8 million and our remaining borrowing capacity under the revolving credit facility of $24.3 million, compared to $7.0 million of cash and cash equivalents and $86.3 million of remaining borrowing capacity under the revolving credit facility as of December 31, 2022. In January 2016, we entered into a syndicated credit agreement which provided for a $125 million term loan facility and a $50 million revolving credit facility. On June 16, 2020, we entered into an Amended and Restated Credit Agreement that increased the aggregate principal amount of our credit facilities to $185 million, which included a $75 million term loan facility and a $110 million revolving credit facility. On May 2, 2022, we entered into a First Amendment to the Amended Restated Credit Agreement that further increased the aggregate principal amount of our credit facilities to $230 million, which included a $70 million term loan facility and a $160 million revolving credit facility.
As of December 31, 2023, we had $199.6 million in principal amount of indebtedness outstanding under the credit facilities. We believe that our cash and cash equivalents of $3.8 million as of December 31, 2023, our future operating cash flows, and our remaining borrowing capacity under the revolving credit facility of $24.3 million as of December 31, 2023, taken together, provide adequate resources to fund ongoing cash requirements for the next twelve months and beyond. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of filing of this Annual Report on Form 10-K. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms. Aside from normal operating cash requirements, obligations under our Credit Agreement (as discussed below) and operating leases, and opportunistic uses of capital in share repurchases and business acquisition transactions, we do not have any material cash commitments or planned cash commitments. Although the Company currently has no obligations related to planned acquisitions, the Company's strategy includes the potential for future acquisitions, which may be funded through draws on the credit facilities or the use of the other sources of liquidity described above.
Operating Cash Flow Activities
Net cash provided by operating activities decreased by $31.3 million from $32.4 million for 2022 to $1.1 million for 2023, as the Company’s net income (loss) decreased by $61.7 million. The Company's net income excluding the significant non-cash expenses of amortization, depreciation, and impairment charges decreased by $20.2 million, mostly as significant restructuring events (such as our ongoing implementation of the Scaled Agile Framework® and related mid-year 2023 Voluntary Early Retirement Program) and acquisition activity (such as our October 2023 acquisition of Viewgol) resulted in incremental nonrecurring expenses of $17.7 million, as well as increased interest on the credit facility. This reduction in profit was met with detrimental changes in working capital as (i) net cash inflows related to financing receivables decreased by $3.5 million as we continue to work down receivable balances from previous years' transactions, and (ii) the timing of income tax payments resulted in a net $0.9 million cash outflow for 2023 compared to a net $3.9 million inflow for 2022. Significant cash outflows related to nonrecurring transactions and restructuring events had a significant impact on 2023 cash flows. As the cash effects of these events subside, the Company expects to have sufficient cash flow to satisfy ongoing obligations.
Investing Cash Flow Activities
Net cash used in investing activities decreased from $62.7 million during 2022 to $60.1 million during 2023. Most notably, we completed our $36.7 million acquisition of Viewgol during the fourth quarter of 2023. We completed our $43.4 million acquisition of HRG during the first quarter of 2022. Conversely, cash outflows related to capitalized software development efforts increased from $19.1 million in 2022 to $23.1 million in 2023 as our workload mix has shifted away from addressing deficiencies in legacy code related to existing applications towards adding features and functionalities to our cloud-native solutions and increased development efforts related to non-customer-facing, internal-use software.
Financing Cash Flow Activities
During 2023, our financing activities were a net source of cash in the amount of $55.9 million, as $67.0 million in borrowings from our revolving line of credit (most of which was used to fund our acquisition of Viewgol, with related transaction expenses), were partially offset by long-term debt principal payments of $8.5 million and $2.6 million used to repurchase shares of our common stock, which are treated as treasury stock. During 2022, our financing activities were a net source of cash in the amount of $25.9 million, as $48.0 million in borrowings from our revolving line of credit, used to fund our acquisition of HRG, with cash outflows mostly comprised of long-term debt principal payments of $8.9 million and $11.9 million used to repurchase shares of our common stock.

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
Credit Agreement
As of December 31, 2023, we had $63.9 million in principal amount outstanding under the term loan facility and $135.7 million in principal amount outstanding under the revolving credit facility. Each of our credit facilities continues to bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted SOFR rate for the relevant interest period, subject to a floor of 0.50%, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month SOFR rate, subject to the aforementioned floor, plus one percent per annum, or (3) a combination of (1) and (2). The applicable margin for SOFR loans and the letter of credit fee ranges from 1.8% to 3.0%. The applicable margin for base rate loans ranges from 0.8% to 2.0%, in each case based on the Company's consolidated net leverage ratio.
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
The First Amendment provides incremental facility capacity of $75 million, subject to certain conditions. The Amended and Restated Credit Agreement, as amended by the First Amendment, includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase, or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated net leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. The First Amendment required the Company to maintain a minimum fixed charge coverage ratio of 1.25:1.00 throughout the duration of such agreement. Under the First Amendment, the Company is required to comply with a maximum consolidated net leverage ratio of 3.50:1.00. Further, under the First Amendment, in connection with any acquisition by the Company exceeding $25 million, the Company may elect to increase the maximum permitted consolidated net leverage ratio for the fiscal quarter in which the acquisition occurs and each of the following three fiscal quarters by 0.50:1.00 above the otherwise permitted maximum. If the consolidated net leverage ratio is less than 2.50:1.00, there is no limit on the amount of incremental facilities. The Amended and Restated Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default. On March 10, 2023, the calculation of the fixed charge coverage ratio was amended to specifically exclude from the definition of fixed charges the Company's share repurchases conducted during the third and fourth quarters of 2022.

As of September 30, 2023, we were not in compliance with the fixed charge coverage ratio required by the Amended and Restated Credit Agreement. On November 8, 2023, the Company and the subsidiary guarantors entered into a Waiver with Regions Bank, as administrative agent, and various other lenders, which provided for a one-time waiver of this failure as an event of default. As of December 31, 2023, the Company was similarly not in compliance with the fixed charge coverage ratio required by the Amended and Restated Credit Agreement and a one-time waiver was provided in conjunction with the Fourth Amendment described below. On January 16, 2024, the definition of "Consolidated EBITDA" under the Amended and Restated Credit Agreement was modified to allow for more cost exclusions related to acquisitions and other nonrecurring events and to release American HealthTech, Inc. ("AHT") from its obligations as a Subsidiary Guarantor in connection with the closing of our sale of AHT. On February 29, 2024, the definition of “Consolidated EBITDA” was further amended, pursuant to the Fourth Amendment to the Amended and Restated Credit Agreement. The Fourth Amendment decreased the required consolidated fixed charge coverage ratio from 1.25:1.00 to 1.15:1.00 for each fiscal quarter ending March 31, 2024 through and including December 31, 2024.
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
Bookings
Bookings is a key operational metric used by management to assess the relative success of our sales generation efforts, and were as follows for the years ended December 31, 2023 and 2022, respectively:

(In thousands)	2023	2022
RCM(1)	$48,986	$48,065
EHR(2)	33,143	38,152
Patient engagement (1)	2,973	3,188
Total Bookings	$85,102	$89,405

(1) Generally calculated as the total contract price (for non-recurring, project-related amounts) and annualized contract value (for recurring amounts).
(2) Generally calculated as the total contract price (for system sales) including annualized contract value (for support) for perpetual license system sales and total contract price for SaaS sales.
RCM bookings were effectively flat for 2023, increasing only $0.9 million, or 2%, compared to 2022. Net-new bookings increased by $3.4 million, or 23%, while cross-sell bookings decreased by $3.5 million, or 12%, experiencing uncharacteristically high volatility as the pace of prospective sales decisions slowed. With the relative strength in net-new bookings effectively offset by declining cross-sell bookings, bookings for our Encoder product proved the difference in the year-to-year comparison, increasing by $1.1 million.
EHR bookings during 2023 decreased by $5.0 million, or 13%, compared to 2022, primarily due to a challenging decision environment for new Acute Care EHR system arrangements, including lower volumes for migration opportunities from Centriq (acquired in our 2016 acquisition of HHI) to Thrive, our flagship hospital EHR product.
Bookings for our nascent Patient Engagement business unit were effectively flat, decreasing by $0.2 million during 2023 compared to 2022.
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

As of October 1, 2023, the date of our most recent impairment test, the estimated fair value for our RCM reporting unit was substantially in excess of its carrying value, exceeding its carrying value by 48%. The estimated fair values of our Post-acute care EHR, Acute care EHR, and Patient Engagement reporting units were each below their respective carrying values, resulting in goodwill impairment charges of $2.2 million, $6.4 million, and $7.6 million, respectively. During the fourth quarter of 2023, the decision to accept an offer for the sale of AHT that was well below the related reporting unit’s carrying value was considered a triggering event requiring reassessment of the Post-acute care EHR reporting unit’s goodwill, resulting in an additional goodwill impairment charge of $19.7 million. Further, management considered the continued decrease in the Company’s market capitalization since our most recent quantitative analysis dated October 1, 2023 to be a triggering event warranting a further quantitative goodwill impairment analysis as of December 31, 2023. As a result of this updated quantitative goodwill impairment analysis, management concluded that there was no further impairment to goodwill.
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
Estimates
The Company uses estimates to record certain other transactions and liabilities. These estimates are generally based on management’s best judgment, past experience, and utilization of third party services such as actuarial and other expert services. Because these estimates are subjective and variable, actual results could differ significantly from these estimates. Significant estimates included in our financial statements include those for reserves related to uncertain tax positions, bad debt and credit allowances, legal liability exposure or lack thereof, accrued expenses, and (prior to 2023) self-insurance reserves under our health insurance plan.

Quantitative and Qualitative Disclosures about Market and Interest Rate Risk
Our exposure to market risk relates primarily to the potential fluctuations in the Secured Overnight Financing Rate ("SOFR") which replaced the British Bankers Association London Interbank Offered Rate ("LIBOR") as the new benchmark interest rate for our credit facilities. We had $199.6 million of outstanding borrowings under our credit facilities with Regions Bank at December 31, 2023. The term loan facility and revolving credit facility bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted SOFR rate for the relevant interest period, subject to a floor of 0.5%, (2) an alternate base rate determined by reference to the greatest of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month SOFR rate, subject to the aforementioned floor, plus one percent per annum, or (3) a combination of (1) and (2). Accordingly, we are exposed to fluctuations in interest rates on borrowings under our credit facilities. A one hundred basis point change in interest rate on our borrowings outstanding as of December 31, 2023 would result in a change in interest expense of approximately $2.0 million annually.
We did not have investments as of December 31, 2023. We do not currently utilize derivative financial instruments to manage our interest rate risks.
Recent Accounting Pronouncements
There were no new accounting standards required to be adopted in 2023 that had a material impact on our consolidated financial statements, and we do not believe that any recently issued but not yet effective accounting standards, if adopted, would have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this Item is contained in Item 7 herein under the heading "Quantitative and Qualitative Disclosures about Market and Interest Rate Risk."

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. TruBridge, Inc.’s ("TruBridge") internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. TruBridge’s internal control over financial reporting includes those policies and procedures that:
(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of TruBridge;
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of TruBridge are being made only in accordance with authorizations of management and directors of TruBridge; and
(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of TruBridge’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of TruBridge’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).
Based on our assessment and those criteria, management believes that TruBridge maintained effective control over financial reporting as of December 31, 2023.
We excluded Viewgol, LLC ("Viewgol"), which was included in our consolidated financial statements, from our assessment of internal control over financial reporting as of December 31, 2023 because it was acquired by the Company in a purchase business combination on October 16, 2023. The acquired business of Viewgol excluded from our assessment represented approximately 9% of the Company's total assets as of December 31, 2023 and approximately 1% of the Company's consolidated total revenues for the year ended December 31, 2023.
The independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and has also issued its report on the effectiveness of the Company’s internal control over financial reporting included in this report on page 65.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
TruBridge, Inc.:

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of TruBridge, Inc. (formerly known as Computer Programs and Systems, Inc.) (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated March 15, 2024 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company's internal control over financial reporting does not include the internal control over financial reporting of Viewgol, LLC (“Viewgol”), a wholly-owned subsidiary whose financial statements reflect total assets and revenues constituting 9% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023. As indicated in Management's Report, Viewgol was acquired during 2023. Management's assertion on the effectiveness of the Company's internal control over financial reporting excluded internal control over financial reporting of Viewgol.

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

/s/ GRANT THORNTON LLP

Atlanta, Georgia
March 15, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
TruBridge, Inc.:

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of TruBridge, Inc. (formerly known as Computer Programs and Systems, Inc.) (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule included under item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 15, 2024 expressed an unqualified opinion.

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

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgement. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment
As described further in Notes 2 and 12 to the financial statements, management evaluates goodwill for impairment on an annual basis as of October 1, or more frequently if impairment indicators exist, at the reporting unit level. Management estimated the fair values of its reporting units using a combination of the income and market approaches. The determination of the fair value of the reporting units requires management to make significant estimates and assumptions related to forecasts of future revenues, gross margin, EBITDA, and discount rates. We identified the goodwill impairment assessment of the Acute Care EHR, Post-acute Care EHR, Patient Engagement, and RCM reporting units as a critical audit matter.

The principal considerations for our determination that the goodwill impairment assessment of the Acute Care EHR, Post-acute Care EHR, Patient Engagement, and RCM reporting units is a critical audit matter is that changes in the assumptions related to forecasts of future revenues, gross margin, EBITDA, and discount rates could materially affect the determination of the fair value of the reporting unit, the amount of any goodwill impairment charge, or both. Management utilized significant judgment when estimating the fair value and carrying value of the reporting units. In turn, auditing management’s judgments regarding forecasts of future revenues, gross margin, EBITDA, and the discount rates applied, involved a high degree of subjectivity due to the estimation uncertainty of management’s significant judgments.

Our audit procedures related to the goodwill impairment assessment of the Acute Care EHR, Post-acute Care EHR, Patient Engagement, and RCM reporting units included the following, among others:

•We evaluated the design and tested the operating effectiveness of controls relating to the goodwill impairment assessment of the Acute Care EHR, Post-acute Care EHR, Patient Engagement, and RCM reporting units, including the controls over determination of the fair values of the reporting units.

•We tested management's process for determining the fair value and carrying value of the Acute Care EHR, Post-acute Care EHR, Patient Engagement, and RCM reporting units. This included evaluating the appropriateness of the valuation methods, testing the completeness, accuracy, and relevance of data used by management, and evaluating the reasonableness of management's significant assumptions, which included forecasted revenues, gross margin, and EBITDA. We tested whether these forecasts were reasonable and consistent with historical performance, third-party market data, and other evidence obtained in other areas of the audit.

•We tested the Company's discounted cash flow models for the Acute Care EHR, Post-acute Care EHR, Patient Engagement, and RCM reporting units with the assistance of valuation specialists, including the reasonableness of the utilized discount rate.

•We tested the Company's use of the market approach with the assistance of valuation specialists, including the reasonableness of the selected multiples.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2004.

Atlanta, Georgia
March 15, 2024

TRUBRIDGE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$3,848	$6,951
Accounts receivable, net of allowance for credit losses of $3,631 and $2,854, respectively	59,723	51,311
Financing receivables, current portion, net (net of allowance for expected credit losses of $319 and $223, respectively)	3,997	4,474
Inventories	475	784
Prepaid income taxes	1,628	701
Prepaid expenses and other	15,807	10,338
Assets of held for sale disposal group	25,977	—
Total current assets	111,455	74,559
Property and equipment, net	8,974	9,884
Software development costs, net	39,139	27,257
Operating lease assets	5,192	7,567
Financing receivables, net of current portion (net of allowance for expected credit losses of $97 and $326, respectively)	1,226	3,312
Other assets, net of current portion	7,314	8,131
Intangible assets, net	89,213	102,000
Goodwill	171,909	198,253
Total assets	$434,422	$430,963
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,133	$7,035
Current portion of long-term debt	3,141	3,141
Deferred revenue	8,677	11,590
Accrued vacation	5,410	6,214
Other accrued liabilities	19,892	16,475
Liabilities of held for sale disposal group	977	—
Total current liabilities	48,230	44,455
Long-term debt, net of current portion	195,270	136,388
Operating lease liabilities	3,074	5,651
Deferred tax liabilities	1,230	12,758
Total liabilities	247,804	199,252
Stockholders’ equity:
Common stock, $0.001 par value per share; 30,000 shares authorized; 15,121 shares issued at December 31, 2023 and 14,913 shares issued at December 31, 2022	15	15
Additional paid-in capital	195,546	192,275
Retained earnings	8,132	53,921
Treasury stock, 572 shares at December 31, 2023 and 483 shares at December 31, 2022	(17,075)	(14,500)
Total stockholders’ equity	186,618	231,711
Total liabilities and stockholders’ equity	$434,422	$430,963
The accompanying notes are an integral part of these consolidated financial statements.

TRUBRIDGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year ended December 31,
	2023	2022	2021
Revenues:
RCM	$193,929	$179,870	$131,242
EHR	138,063	139,823	143,109
Patient engagement	7,443	6,955	6,278
Total revenues	339,435	326,648	280,629
Expenses:
Costs of revenue (exclusive of amortization and depreciation):
RCM	110,192	97,024	66,015
EHR	62,048	65,661	66,698
Patient engagement	3,628	3,856	3,068
Total costs of revenue (exclusive of amortization and depreciation)	175,868	166,541	135,781
Product development	37,246	31,898	32,809
Sales and marketing	28,049	27,131	21,978
General and administrative	76,153	54,965	48,481
Amortization	24,522	20,887	14,717
Depreciation	1,946	2,443	2,156
Goodwill impairment	35,913	—	—
Trademark impairment	2,342	—	—
Total expenses	382,039	303,865	255,922
Operating income (loss)	(42,604)	22,783	24,707
Other income (expense):
Other income	745	1,178	1,529
Gain on contingent consideration	—	565	—
Loss on extinguishment of debt	—	(125)	—
Interest expense	(12,521)	(6,320)	(3,160)
Total other income (expense)	(11,776)	(4,702)	(1,631)
Income (loss) before taxes	(54,380)	18,081	23,076
Provision (benefit) for income taxes	(8,591)	2,214	4,646
Net income (loss)	$(45,789)	$15,867	$18,430
Net income (loss) per share - basic	$(3.15)	$1.08	$1.26
Net income (loss) per share - diluted	$(3.15)	$1.08	$1.26
Weighted average shares outstanding used in per common share computations:
Basic	14,187	14,356	14,290
Diluted	14,187	14,356	14,318
The accompanying notes are an integral part of these consolidated financial statements.

TRUBRIDGE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2020	14,511	$15	$181,622	$19,624	$(1,261)	$200,000
Net income	—	—	—	18,430	—	18,430
Issuance of restricted stock	229	—	—	—	—	—
Forfeiture of restricted stock	(6)	—	—	—	—	—
Stock-based compensation	—	—	5,457	—	—	5,457
Treasury stock purchases	—	—	—	—	(1,315)	(1,315)
Balance at December 31, 2021	14,734	$15	$187,079	$38,054	$(2,576)	$222,572
Net income	—	—	—	15,867	—	15,867
Exercise of stock option	4	—	23	—	—	23
Issuance of restricted stock	189	—	—	—	—	—
Forfeiture of restricted stock	(14)	—	—	—	—	—
Stock-based compensation	—	—	5,173	—	—	5,173
Treasury stock purchases	—	—	—	—	(11,924)	(11,924)
Balance at December 31, 2022	14,913	$15	$192,275	$53,921	$(14,500)	$231,711
Net income (loss)	—	—	—	(45,789)	—	(45,789)
Issuance of restricted stock	210	—	—	—	—	—
Forfeiture of restricted stock	(2)	—	—	—	—	—
Stock-based compensation	—	—	3,271	—	—	3,271
Treasury stock purchases	—	—	—	—	(2,575)	(2,575)
Balance at December 31, 2023	15,121	$15	$195,546	$8,132	$(17,075)	$186,618
The accompanying notes are an integral part of these consolidated financial statements.

TRUBRIDGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2023	2022	2021
Operating Activities
Net income (loss)	$(45,789)	$15,867	$18,430
Adjustments to net income (loss):
Provision for bad debt	1,920	992	2,592
Deferred taxes	(11,305)	(6,688)	3,502
Stock based compensation	3,271	5,173	5,457
Depreciation	1,946	2,443	2,156
Amortization of acquisition-related intangibles	16,426	17,403	13,786
Amortization of software development costs	8,096	3,484	931
Amortization of deferred finance costs	359	332	293
Gain on contingent consideration	—	(565)	—
Goodwill impairment	35,913	—	—
Trademark impairment	2,342	—	—
Loss on extinguishment of debt	—	125	—
Loss on disposal of property and equipment	117	—	313
Non-cash operating lease costs	1,602	2,166	1,753
Changes in operating assets and liabilities (net of acquired assets and liabilities):
Accounts receivable	(11,319)	(12,428)	(3,204)
Financing receivables	2,659	6,144	8,098
Inventories	309	71	229
Prepaid expenses and other	(4,554)	(2,930)	(3,914)
Accounts payable	3,075	(1,429)	(615)
Deferred revenue	(2,913)	61	2,099
Operating lease liabilities	(2,063)	(2,019)	(1,753)
Other liabilities	1,894	275	401
Prepaid income taxes/income taxes payable	(927)	3,898	(2,810)
Net cash provided by operating activities	1,059	32,375	47,744
Investing Activities
Purchases of property and equipment	(346)	(270)	(920)
Purchase of business, net of cash received	(36,705)	(43,364)	(59,634)
Investment in software development	(23,059)	(19,097)	(9,365)
Net cash used in investing activities	(60,110)	(62,731)	(69,919)
Financing Activities
Proceeds from long-term debt	—	575	—
Payments of long-term debt principal	(3,500)	(3,563)	(3,750)
Proceeds from revolving line of credit	67,023	48,000	61,000
Payments of revolving line of credit	(5,000)	(5,300)	(35,000)
Payments of contingent consideration	—	(1,935)	—
Proceeds from exercise of stock options	—	23	—
Treasury stock purchases	(2,575)	(11,924)	(1,315)
Net cash provided by financing activities	55,948	25,876	20,935
Decrease in cash and cash equivalents	(3,103)	(4,480)	(1,240)
Cash and cash equivalents at beginning of year	6,951	11,431	12,671
Cash and cash equivalents at end of year	$3,848	$6,951	$11,431
Continued on following page.

TRUBRIDGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(In thousands)

	Year ended December 31,
	2023	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,298	$5,863	$2,817
Cash paid for income taxes, net of refund	$3,659	$4,765	$3,503
The accompanying notes are an integral part of these consolidated financial statements.

TRUBRIDGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
1.     NATURE OF OPERATIONS
Founded in 1979, TruBridge, Inc. (“TruBridge” or the “Company”) is a leading provider of healthcare solutions and services for community hospitals, their clinics and other healthcare systems. Previously named Computer Programs and Systems, Inc., the Company changed its name to TruBridge, Inc. on March 4, 2024 in a Company-wide rebranding and legal entity consolidation. During 2023, TruBridge was the parent of ten companies – Evident, LLC (“Evident”), Healthland Holding Inc. (“HHI”), Healthland Inc., Rycan Technologies, Inc., American HealthTech, Inc. (“AHT”), TruBridge, LLC, iNetXperts, Corp d/b/a Get Real Health (“GRH”), TruCode LLC (“TruCode”), Healthcare Resource Group, Inc. (“HRG”) and Viewgol, LLC (“Viewgol”). Our combined companies are focused on helping improve the health of the communities we serve, connecting communities for a better patient care experience, and improving the financial operations of our customers.
The Company operates its business in three operating segments, which are also our reportable segments: RCM, EHR, and Patient Engagement. These reporting segments contribute towards the combined focus of improving the health of the communities we serve as follows:
•The Revenue Cycle Management (“RCM”) reporting segment focuses on providing a complete RCM solution for all care settings, regardless of their primary healthcare information solutions provider along with business management, consulting, managed IT services, analytics and business intelligence.
•The electronic health record (“EHR”) segment provides comprehensive acute care solutions and related services for community hospitals and their physician clinics. AHT is one of the nation’s largest providers of post-acute care EHR solutions and services for post-acute care facilities. In January 2024, the Company disposed of its interest in AHT, refer to Note 19 – Subsequent Events for more information.
•The Patient Engagement segment offers comprehensive patient engagement and empowerment technology solutions to improve patient outcomes and engagement strategies with care providers.
2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements of TruBridge include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
The Company has no items of other comprehensive income (loss) in any period presented. Therefore, as presented in the Company's statements of operations, net income (loss) equals comprehensive income (loss).
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
Presentation

Commencing with the fourth quarter of 2022, the Company realigned its reporting structure due to certain organizational changes. As a result, the Company changed its three reportable segments from (i) TruBridge, (ii) Acute Care EHR, and (iii) Post-acute care EHR to (i) RCM, (ii) EHR, and (iii) Patient Engagement. All prior segment information has been recast to reflect the Company's new segment structure and current period presentation. Refer to Note 18 - Segment Reporting for more information.
Additional changes to the presentation of amounts within our condensed consolidated statements of income are as follows:
•During the first quarter of 2023, we identified certain costs related to the implementation of our cloud strategy and our security operations center that were recorded within the caption "Costs of revenue (exclusive of amortization and depreciation) - EHR" on our condensed consolidated statements of operations, that we determined do not solely contribute to the production of EHR products and services, but support the overall business. Consequently, effective January 1, 2023, certain costs related to the implementation of our cloud strategy, which were formerly included within the caption "Costs of revenue (exclusive of amortization and depreciation) - EHR," have been recorded as components of "Product development" expenses. In addition, certain costs related to the Company's security operations center, which were formerly included within the caption "Costs of revenue (exclusive of amortization and depreciation) - EHR," have been recorded as components of "General and administrative" expenses. Additionally, immaterial travel costs were reclassified from within the caption "Costs of revenue (exclusive of amortization and depreciation) - RCM" to "Product development" expenses. Amounts presented for the years ended December 31, 2022 and 2021 have been reclassified to conform to the current presentation.
•In addition, during the first quarter of 2023, we refined our operating expense allocation methodology to more accurately distribute the appropriate share of costs among operating segments. Amounts presented for the years ended December 31, 2022 and 2021 have been reclassified and are reflective of the current operating expense methodology in order to conform to the current presentation.
•During the third quarter of 2023, we changed the presentation of certain costs previously recorded within the expense captions of "Product development" and "General and administrative" to better comply with the disclosure requirements of Staff Accounting Bulletin Topic 11.B., Miscellaneous Disclosure: Depreciation and Depletion Excluded from Cost of Sales. These changes are summarized as follows:
◦Amortization expense associated with capitalized software development costs, previously recorded within the expense caption of "Product development," has been combined with amounts previously recorded within the expense caption "Amortization of acquisition-related intangibles" and reflected in a newly-presented expense caption of "Amortization."
◦Depreciation expense previously recorded within the expense caption of "General and administrative" has been reclassified within the newly-presented expense caption of "Depreciation."
◦The expense caption previously labelled as "Costs of sales" has been renamed "Costs of revenue (exclusive of amortization and depreciation)," with the previously reported reference to "Gross profit" removed from the current presentation.

The following table provides the amounts reclassified and the impact of applying the current operating expense allocation methodology for the years ended December 31, 2022 and 2021.

	December 31, 2022
(in thousands)	As previously reported	Re-classifications	As reclassified	Impact of operating expense allocations	As currently reported
Costs of revenue (exclusive of amortization and depreciation)
RCM	$97,010	$14	$97,024	$—	$97,024
EHR	71,347	(3,054)	68,293	(2,632)	65,661
Other expenses
Product development	30,926	(1,660)	29,266	2,632	31,898
General and administrative	56,192	(1,227)	54,965	—	54,965
Amortization of acquisition-related intangibles	17,403	(17,403)	—	—	—
Amortization	—	20,887	20,887	—	20,887
Depreciation	—	2,443	2,443	—	2,443

	December 31, 2021
(in thousands)	As previously reported	Re-classifications	As reclassified	Impact of operating expense allocations	As currently reported
Costs of revenue (exclusive of amortization and depreciation)
RCM	$66,015	$—	$66,015	$—	$66,015
EHR	70,664	(1,049)	69,615	(2,917)	66,698
Other expenses
Product development	30,389	(497)	29,892	2,917	32,809
General and administrative	50,022	(1,541)	48,481	—	48,481
Amortization of acquisition-related intangibles	13,786	(13,786)	—	—	—
Amortization	—	14,717	14,717	—	14,717
Depreciation	—	2,156	2,156	—	2,156
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

Our reporting units assessed for impairment of goodwill include: RCM (formerly the “TruBridge” reporting unit), Acute Care EHR, Post-acute care EHR (comprised solely of AHT, which was disposed in January 2024), and Patient Engagement (formerly a component of our former “TruBridge” reporting unit). We did not identify any events or circumstances that would require interim goodwill impairment testing prior to October 1, 2023. Based on our assessment as of October 1, 2023, we determined that there was no impairment of goodwill for our RCM reporting unit. However, quantitative evaluations of the fair values of each of our remaining three reporting units, using a combination of the income and market valuation approaches, resulted in impairment conclusions as follows:
•Our Acute Care EHR reporting unit was assessed goodwill impairment charges of $6.4 million due to deteriorating market conditions, the related impact to the cost of capital, and lowered expectations regarding long-term margin potential.
•Our Post-acute care EHR reporting unit was assessed goodwill impairment charges of $2.2 million due to deteriorating market conditions, the related impact to the cost of capital, and revised expectations regarding the long-term persistence of elevated customer attrition levels.
•Our Patient Engagement reporting unit was assessed goodwill impairment charges of $7.6 million due to deteriorating market conditions, the related impact to the cost of capital, and revised expectations regarding long-term growth prospects as sales pipelines have been stubborn to develop to the robust levels previously anticipated.

During the fourth quarter of 2023, the decision to accept an offer for the sale of AHT that was well below the related reporting unit’s carrying value was considered a triggering event requiring reassessment of the reporting unit’s goodwill, resulting in an additional goodwill impairment charge of $19.7 million. Lastly, management considered the continued decrease in the Company’s market capitalization since our most recent quantitative analysis dated October 1, 2023 to be a triggering event warranting a further quantitative goodwill impairment analysis as of December 31, 2023. As a result of this updated quantitative goodwill impairment analysis as of December 31, 2023, management concluded that there was no further impairment to goodwill.
We determined there was no impairment to goodwill as of December 31, 2022 or 2021.
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
We assess the recoverability of intangible assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount is not recoverable if it exceeds the undiscounted sum of cash flows expected to result from the use and eventual disposition of the asset. If the asset is not recoverable, the impairment loss is measured by the excess of the asset's carrying amount over its fair value. During the fourth quarter of 2023, the Company committed to the Company-wide rebranding and legal entity consolidation initiative that culminated in the change of the Company’s corporate name to “TruBridge, Inc.” on March 4, 2024. As a result of this initiative, it was expected that certain of the Company’s brand names and related trademarks would cease to be used, resulting in total trademark impairment recorded during the year ended December 31, 2023 of $2.3 million. Of the total trademark impairment charge, $1.0 million is derived from our RCM segment, $1.2 million is derived from our EHR segment, and $0.1 million is derived from our Patient Engagement segment.
We determined there was no impairment to purchased intangible assets as of December 31, 2022 or 2021.
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

The following table details deferred revenue for the years ended December 31, 2023 and 2022, included in the consolidated balance sheets:

	For years ended December 31,
(In thousands)	2023	2022
Beginning balance	$11,590	$11,529
Deferred revenue recorded	17,192	25,579
Less deferred revenue recognized as revenue	(20,105)	(25,518)
Ending balance	$8,677	$11,590
The deferred revenue recorded for the years ended December 31, 2023 and 2022 is comprised primarily of the annual renewals of certain software subscriptions billed during the first quarter of each year and deposits collected for future EHR installations. The deferred revenue recognized as revenue during the years ended December 31, 2023 and 2022 is comprised primarily of the periodic recognition of annual renewals that were deferred until earned and deposits for future EHR installations that were deferred until earned.
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
The following table details costs to obtain and fulfill contracts with customers for the years ended December 31, 2023 and 2022, included in the consolidated balance sheets:

	For years ended December 31,
(In thousands)	2023	2022
Beginning balance	$11,577	$7,312
Costs to obtain and fulfill contracts capitalized	7,390	11,361
Less costs to obtain and fulfill contracts recognized as expense	(5,852)	(7,096)
Ending balance	$13,115	$11,577
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
Software Development Costs
Our software solutions are offered to our clients through SaaS delivery models, traditional perpetual licenses, and term licenses. Development costs associated with the solutions offered exclusively through a SaaS model are accounted for in accordance with ASC 350-40, Internal Use Software. All other client solution development costs are accounted for in accordance with ASC 985-20, Costs of Software to be Sold, Leased, or Marketed.

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
3.     BUSINESS COMBINATIONS
Acquisition of Viewgol, LLC
On October 16, 2023, we acquired all of the assets and liabilities of Viewgol, LLC (“Viewgol”), a Delaware limited liability company, pursuant to a Securities Purchase Agreement dated October 16, 2023. Based in Frisco, Texas, Viewgol is a provider of ambulatory RCM analytics and complementary outsourcing services with an extensive offshore presence we intend to leverage and grow to accommodate the growing demand for RCM services by our pre-existing acute care customers.
Consideration for the acquisition included cash (net of cash of the acquired entity) of $36.7 million (inclusive of seller's transaction expenses). Also included in the acquisition consideration were contingent earnout payments of (i) up to $21.5 million based on the Viewgol business achieving earnings before interest, taxes, depreciation, and amortization (“EBITDA”) of $6.0 million or more during fiscal year 2024 (the “EBITDA Earnout Amount”), and (ii) up to $10.0 million based on the number of productive agents the Viewgol business hires in India in fiscal year 2024 (the “Offshore Earnout Amount”); provided, however, that none of the Offshore Earnout Amounts may be earned if the EBITDA Earnout Amount’s minimum EBITDA threshold of $6.0 million is not achieved during fiscal 2024. During 2023, we incurred approximately $4.7 million of pre-tax acquisition expenses in our consolidated statements of operations.
Our acquisition of Viewgol was treated as a purchase in accordance with ASC 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. Our allocation of the purchase price was based on management's judgment after evaluating several factors, including a valuation assessment.

The allocation of the purchase price paid for Viewgol was as follows:

(In thousands)	Purchase Price Allocation
Acquired cash	$1,449
Accounts receivable	2,233
Prepaid expenses	132
Property and equipment	1,112
Intangible assets	17,720
Goodwill	17,263
Accounts payable and accrued liabilities	(711)
Contingent consideration	(1,044)
Net assets acquired	$38,154
The intangible assets in the table above are being amortized on a straight-line basis over their estimated useful lives. The amortization is included in amortization of acquisition-related intangibles in our consolidated statements of operations.
The fair value measurements of tangible and intangible assets and liabilities (including those related to contingent consideration) were based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value measurement hierarchy (see Note 17 - Fair Value). Level 3 inputs included, among others, discount rates that we estimated would be used by a market participant in valuing these assets and liabilities, projections of revenues and cash flows, client attrition rates and market comparables.

Our consolidated statement of operations for the year ended December 31, 2023 includes revenues and earnings of approximately $3.8 million and $0.3 million, respectively, attributed to the acquired business since the October 16, 2023 acquisition date.

The following unaudited pro forma revenue, net income and earnings per share amounts for the years ended December 31, 2023 and 2022 give effect to the Viewgol acquisition as if it had been completed on January 1, 2022. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of what the operating results actually would have been during the periods presented had the Viewgol acquisition been completed on January 1, 2022. In addition, the unaudited pro forma financial information does not purport to project future operating results. The pro forma information does not fully reflect: (1) any anticipated synergies (or costs to achieve synergies) or (2) the impact of non-recurring items directly related to the Viewgol acquisition.

	Year Ended December 31,
(In thousands, except per share data, unaudited)	2023	2022
Pro forma revenues	$351,731	$338,009
Pro forma net income	$(47,735)	$15,536
Pro forma diluted earnings per share	$(3.36)	$1.10

Pro forma net income was calculated by adjusting the results for the applicable period to reflect (i) the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied on January 1, 2022 and (ii) the pro forma adjustment to interest expense as a result of utilizing revolver debt to finance the acquisition.
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
Acquisition of TruCode
On May 12, 2021, we acquired all of the assets and liabilities of TruCode LLC, a Virginia limited liability company ("TruCode"), pursuant to a Stock Purchase Agreement dated May 12, 2021. Based in Alpharetta, Georgia, TruCode provides configurable, knowledge-based software that gives coders, clinical documentation improvement specialists and auditors the flexibility to code according to their knowledge, preferences and experience. The cloud-based medical coding solution is bundled with our RCM solutions and services to enhance revenue cycle performance for healthcare organizations of all sizes.

Consideration for the acquisition included cash (net of cash of the acquired entity) of $59.9 million (inclusive of seller's transaction expenses), plus a contingent earnout payment of up to $15.0 million tied to TruCode's EBITDA (subject to certain pro-forma adjustments) for the twelve- month period concluding on the anniversary date of the acquisition. During 2022, the related contingent earnout payment was finalized and paid to the former shareholders of TruCode in the amount of $1.9 million. During 2021, we incurred approximately $0.9 million of pre-tax acquisition costs in connection with the acquisition of TruCode. Acquisition costs are included in general and administrative expenses in our consolidated statements of operations.

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

The fair value measurements of tangible and intangible assets and liabilities (including those related to contingent consideration) were based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value measurement hierarchy (see Note 17 - Fair Value). Level 3 inputs included, among others, discount rates that we estimated would be used by a market participant in valuing these assets and liabilities, projections of revenues and cash flows, client attrition rates and market comparables.

4.     PROPERTY AND EQUIPMENT
Property and equipment were comprised of the following at December 31, 2023 and 2022:

(In thousands)	2023	2022
Land	$2,848	$2,848
Buildings and improvements	8,481	8,320
Computer equipment	10,104	8,228
Leasehold improvements	631	783
Office furniture and fixtures	586	1,008
Automobiles	18	18
	22,668	21,205
Less: accumulated depreciation	(13,694)	(11,321)
Property and equipment, net	$8,974	$9,884

5.     SOFTWARE DEVELOPMENT
Software development costs are accounted for in accordance with ASC 350-40, Internal-Use Software and ASC 985-20, Costs of Software to be Sold, Leased, or Marketed. We capitalize incurred labor costs for software development from the time the preliminary project phase is completed until the software is available for general release. Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. We estimate the useful life of our capitalized software and amortize its value on a straight-line basis over that estimated life, which is estimated to be five years. If the actual useful life of the asset is determined to be shorter than our estimated useful life, we will amortize the remaining book value over the remaining useful life, or the asset may be deemed to be impaired and, accordingly, a write-down of the value of the asset may be recorded as a charge to earnings. Amortization begins when the related features are placed in service.
Software development costs, net was comprised of the following at December 31, 2023 and 2022:

(In thousands)	2023	2022
Software development costs	$51,349	$31,789
Less: accumulated amortization	(12,210)	(4,532)
Software development costs, net	$39,139	$27,257
6.    OTHER ACCRUED LIABILITIES
Other accrued liabilities were comprised of the following at December 31, 2023 and 2022:

(In thousands)	2023	2022
Salaries and benefits	$5,194	$8,430
Severance	5,806	2,504
Commissions	1,185	1,280
Self-insurance reserves	—	1,358
Contingent consideration	1,044	—
Other	4,859	840
Operating lease liabilities, current portion	1,804	2,063
Other accrued liabilities	$19,892	$16,475
7.     NET INCOME PER SHARE
The Company presents basic and diluted earnings per share ("EPS") data for its common stock. Basic EPS is calculated by dividing the net income (loss) attributable to stockholders of the Company by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is determined by adjusting the net income attributable to stockholders of the Company and the weighted average number of shares of common stock outstanding during the period for the effects of all dilutive potential common shares, including awards under stock-based compensation arrangements.
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

The following is a calculation of the basic and diluted EPS for the Company's common stock, including a reconciliation between net income and net income attributable to common stockholders for the years ended December 31, 2023, 2022, and 2021:

(In thousands, except for per share data)	2023	2022	2021
Basic EPS
Numerator
Net income (loss)	$(45,789)	$15,867	$18,430
Less: Net income (loss) attributable to participating securities	1,030	(311)	(409)
Net income (loss) attributable to common stockholders	$(44,759)	$15,556	$18,021
Denominator
Weighted average shares outstanding used in basic per common share computations	14,187	14,356	14,290
Basic EPS	$(3.15)	$1.08	$1.26

Diluted EPS
Numerator
Net income (loss) attributable to common stockholders for diluted EPS	$(44,759)	$15,556	$18,021
Denominator
Weighted average shares outstanding used in basic per common share computations	14,187	14,356	14,290
Weighted average effect of dilutive securities:
Performance share awards	—	—	28
Weighted average shares outstanding used in diluted per common share computations	14,187	14,356	14,318
Diluted EPS	$(3.15)	$1.08	$1.26

8.     INCOME TAXES
The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes. These provisions require a company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. The Company did not have any material unrecognized tax positions as of December 31, 2023 and 2022.
The federal returns for tax years 2020 through 2022 remain open to examination, and the tax years 2019 through 2022 remain open to examination by certain other taxing jurisdictions to which the Company is subject. Additional years may be open to the extent attributes are being carried forward to an open year.
Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized.

Deferred tax assets and liabilities were comprised of the following at December 31, 2023 and 2022:

(In thousands)	2023	2022
Deferred tax assets:
Accounts receivable and financing receivables	$871	$877
Stock-based compensation	1,275	1,909
Deferred revenue	367	1,002
Research expenditures	16,496	9,779
Accrued severance	890	490
Right of use asset	952	1,848
Other	2,770	814
Net operating loss	3,656	3,738
Deferred tax assets	27,277	20,457
Less: Valuation allowance	604	604
Total deferred tax assets	$26,673	$19,853
Deferred tax liabilities:
Intangible assets	$14,477	$20,941
Accrued liabilities and other	12,127	9,259
Fixed assets	254	527
Right of use liability	1,045	$1,884
Total deferred tax liabilities	$27,903	$32,611
Total net deferred tax liability	$(1,230)	$(12,758)
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
Significant components of the income tax (benefit) provision for the years ended December 31, 2023, 2022 and 2021 were as follows:

(In thousands)	2023	2022	2021
Current provision:
Federal	$2,392	$6,482	$731
State	322	2,420	413
Deferred provision:
Federal	(8,884)	(4,769)	3,331
State	(2,421)	(1,919)	171
Total income tax (benefit) provision	$(8,591)	$2,214	$4,646

The difference between income taxes at the U.S. federal statutory income tax rate of 21% for the years ended December 31, 2023, 2022 and 2021, and those reported in the consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021 are as follows:

(In thousands)	2023	2022	2021
Income taxes at U.S. federal statutory rate	$(11,420)	$3,797	$4,846
Provision-to-return adjustments	(999)	(539)	117
State income tax, net of federal tax effect	(2,157)	428	509
Tax credits	(2,481)	(1,254)	(1,274)
Contingent consideration	—	(406)	—
Goodwill impairment	7,542	—	—
Stock-based compensation	65	(112)	(74)
Non-deductible compensation - 162(m)	15	306	510
Other	844	(6)	12
Total income tax (benefit) provision	$(8,591)	$2,214	$4,646
Our effective tax rates for the years ended December 31, 2023, 2022 and 2021 were 16%, 12% and 20% respectively. Our effective tax rate for 2023 was significantly impacted by the non-deductible nature of our goodwill impairment charges and the changing relationship between net income or loss and research and development tax credits, which accumulate as benefits even in years with loss positions such as 2023. Our effective tax rate for 2022 was impacted by the non-taxable nature of our recorded gain on contingent consideration, which served to reduce the year's effective tax rate by 2.2%, while lowered provision-to-return adjustments resulted in an incremental 3.5% decrease in our effective tax rate for 2022 compared to 2021.
We have federal net operating loss carryforwards related to the acquisitions of Healthland Holding Inc. ("HHI") and Get Real Health of $3.4 million, $5.9 million, and $7.9 million for the years ending December 31, 2023, 2022, and 2021, respectively, which expire at various dates from 2027 to 2036. We have state net operating loss carryforwards related to the acquisitions of HHI and Get Real Health and normal business operations of $68.2 million, $39.8 million, and $29.9 million for the years ending December 31, 2023, 2022, and 2021, respectively, which expire at various dates from 2024 to 2043.
Realization of deferred tax assets associated with the state net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration. We believe it is more likely than not that the benefit from certain state NOL carryforwards associated with the acquisition of Get Real Health will not be realized. In recognition of this risk, we have provided a valuation allowance on the deferred tax assets related to these state NOL carryforwards of $0.6 million after both December 31, 2023 and 2022, respectively.
9.    STOCK-BASED COMPENSATION AND EQUITY
The Company's stock-based compensation awards are in the form of restricted stock and performance share awards granted pursuant to the Company's Amended and Restated 2019 Incentive Plan (the "Plan"). Stock-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee’s or non-employee director’s requisite service period. As of December 31, 2023, there was a total of 805,771 shares of common stock reserved under the Plan for issuance under future share-based payment arrangements.
The following table details total stock-based compensation expense for the years ended December 31, 2023, 2022 and 2021, included in the consolidated statements of operations:

(In thousands)	2023	2022	2021
Costs of sales	$745	$809	$990
Operating expenses	2,526	4,364	4,467
Pre-tax stock-based compensation expense	3,271	5,173	5,457
Less: income tax effect	(687)	(1,086)	(1,146)
Net (after tax) stock-based compensation expense	$2,584	$4,087	$4,311
As of December 31, 2023, there was $6.3 million of unrecognized compensation cost related to unvested or unearned, as applicable, stock-based compensation arrangements granted under the Plan, which is expected to be recognized over a weighted-average period of 1.9 years.

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
A summary of restricted stock activity (including shares of restricted stock issued pursuant to the settlement of performance share awards) under the Plan during the years ended December 31, 2023, 2022 and 2021 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested stock outstanding at January 1, 2021	412,967	$28.87
Granted	153,700	31.22
Vested	(245,455)	29.16
Forfeited	(6,329)	29.10
Unvested stock outstanding at December 31, 2021	314,883	$29.79
Granted	161,375	34.22
Vested	(181,405)	29.79
Forfeited	(13,692)	31.66
Unvested stock outstanding at December 31, 2022	281,161	$32.24
Granted	210,351	26.44
Vested	(145,529)	31.35
Forfeited	(2,668)	29.23
Unvested stock outstanding at December 31, 2023	343,315	$29.08
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
The recipients of performance share awards do not receive dividends or possess voting rights during the performance period and, accordingly, the fair value of the performance share awards is the quoted market value of TruBridge's common stock on the grant date less the present value of the expected dividends not received during the relevant period. The TSR modifier applicable to the performance share awards is considered a market condition and therefore is reflected in the grant date fair value of the award. A Monte Carlo simulation has been used to account for this market condition in the grant date fair value of the award.

Expense related to performance share awards is recognized using ratable straight-line amortization over the three-year performance period. In the event the Company determines it is no longer probable that the minimum performance level will be achieved, all previously recognized compensation expense related to the applicable awards is reversed in the period such a determination is made.
A summary of performance share award activity under the Plan for the years ended December 31, 2023, 2022 and 2021, is as follows, based on the target award amounts set forth in the performance share award agreements:

	Shares	Weighted-Average Grant-Date Fair Value
Performance share awards outstanding at January 1, 2021	252,852	$29.27
Granted	93,444	31.26
Forfeited or unearned	(20,373)	29.92
Vested and issued	(75,971)	30.50
Performance share awards outstanding at December 31, 2021	249,952	$29.59
Granted	101,799	37.98
Forfeited or unearned	(72,059)	32.74
Performance share awards converted to restricted stock	(27,317)	31.75
Performance share awards outstanding at December 31, 2022	252,375	$31.84
Granted	122,071	31.21
Forfeited or unearned	(100,655)	27.46
Vested and issued	—	—
Performance share awards outstanding at December 31, 2023	273,791	$33.17
Stock Repurchases
On September 4, 2020, our Board of Directors approved a stock repurchase program under which we may repurchase up to $30.0 million of our common stock through September 3, 2022. On July 27, 2022, the Board of Directors extended the expiration date of the stock repurchase program to September 4, 2024. During 2023, we repurchased 49,789 shares. The approximate value of shares that may yet be repurchased under the stock repurchase program was $16.5 million as of December 31, 2023. Any future stock repurchase transactions may be made through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Any repurchase activity will depend on many factors, such as the availability of shares of our common stock, general market conditions, the trading price of our common stock, alternative uses for capital, the Company's financial performance, compliance with the terms of our Amended and Restated Credit Agreement and other factors. Concurrent with the authorization of this stock repurchase program, the Board of Directors opted to indefinitely suspend all quarterly dividends.
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

11.     FINANCING RECEIVABLES
Short-Term Payment Plans
The Company provides fixed monthly payment arrangements ("short-term payment plans") over terms ranging from three to twelve months for certain add-on software installations. As a practical expedient, we do not adjust the amount of consideration recognized as revenue for the financing component as unearned income when we expect payment within one year or less. These receivables, included in the current portion of financing receivables, were comprised of the following on December 31, 2023 and 2022:

(In thousands)	2023	2022
Short-term payment plans, gross	$788	$330
Less: allowance for credit losses	(39)	(16)
Short-term payment plans, net	$749	$314
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
The decrease in long-term financing arrangement balances during 2023 is primarily a result of the continued evolution of customer licensing preferences. Although the overwhelming majority of our historical EHR installations prior to 2019 were made under a perpetual license model, the dramatic shift in customer preferences to a SaaS license model began during 2019 with 49% of the year's new acute care EHR installations being performed in a SaaS model, compared to only 12% in 2018. The shift in customer preference toward a SaaS model has since continued, with SaaS installations representing approximately 63% of new acute care EHR installations in 2021, 100% in 2022 and 100% in 2023. Due to the nature of the revenue recognition requirements for SaaS arrangements coupled with recurring monthly payments, these arrangements do not give rise to long-term financing arrangements.
The components of these receivables were as follows on December 31, 2023 and 2022:

(In thousands)	2023	2022
Long-term financing arrangements, gross	$5,212	$8,683
Less: allowance for credit losses	(377)	(533)
Less: unearned income	(361)	(678)
Long-term financing arrangements, net	$4,474	$7,472
Future minimum payments to be received subsequent to December 31, 2023 are as follows:

(In thousands)
2024	$3,157
2025	1,793
2026	178
2027	40
2028	36
Thereafter	8
Total minimum payments to be received	5,212
Less: allowance for credit losses	(377)
Less: unearned income	(361)
Receivables, net	$4,474

Credit Quality of Financing Receivables and Allowance for Credit Losses
The following table is a roll-forward of the allowance for financing credit losses for the years ended December 31, 2023 and 2022:

(In thousands)	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
December 31, 2023	$549	$(133)	$—	$—	$416
December 31, 2022	$722	$(211)	$38	$—	$549
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
Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. To facilitate customer collection and credit monitoring efforts, financing receivable amounts are invoiced and reclassified to trade accounts receivable when they become due, with all invoiced amounts placed on nonaccrual status. As a result, all past due amounts related to the Company’s financing receivables are included in trade accounts receivable in the accompanying consolidated balance sheets. The following is an analysis of the age of financing receivables amounts (excluding short-term payment plans) that have been reclassified to trade accounts receivable and were past due as of December 31, 2023 and 2022:

(In thousands)	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due
December 31, 2023	$857	$231	$323	$1,411
December 31, 2022	$1,086	$278	$283	$1,647
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

(In thousands)	December 31, 2023	December 31, 2022
Stratification of uninvoiced client financing receivables based on aging of related trade accounts receivable:
Uninvoiced client financing receivables related to trade accounts receivable that are 1 to 90 Days Past Due	$1,068	$3,876
Uninvoiced client financing receivables related to trade accounts receivable that are 91 to 180 Days Past Due	1,720	1,369
Uninvoiced client financing receivables related to trade accounts receivable that are 181+ Days Past Due	965	1,894
Total uninvoiced client financing receivables balances of clients with a trade accounts receivable	$3,753	$7,139
Total uninvoiced client financing receivables of clients with no related trade accounts receivable	1,098	866
Total financing receivables with contractual maturities of one year or less	788	330
Less: allowance for credit losses	(416)	(549)
Total financing receivables	$5,223	$7,786
12.     INTANGIBLE ASSETS AND GOODWILL
Our purchased definite-lived intangible assets as of December 31, 2023 and 2022 are summarized as follows:

Total	December 31, 2023
(In thousands)	Customer Relationships	Trademark	Developed Technology	Non-compete Agreements	Total
Gross carrying amount, beginning of period	$132,170	$12,320	$40,800	$1,400	$186,690
Intangible assets acquired	16,100	—	1,400	220	17,720
Accumulated amortization	(63,686)	(6,974)	(29,934)	(522)	(101,116)
Accumulated impairment	—	(2,342)	—	—	(2,342)
Held for sale	(8,735)	(3,004)	—	—	(11,739)
Net intangible assets as of December 31, 2023	$75,849	$—	$12,266	$1,098	$89,213
Weighted average remaining years of useful life	8	0	8	3	6

	December 31, 2022
(In thousands)	Customer Relationships	Trademark	Developed Technology	Non-compete Agreements	Total
Gross carrying amount, beginning of period	$112,570	$12,320	$37,600	$—	$162,490
Intangible assets acquired	19,600	—	3,200	1,400	24,200
Accumulated amortization	(52,371)	(6,076)	(26,010)	(233)	(84,690)
Net intangible assets as of December 31, 2022	$79,799	$6,244	$14,790	$1,167	$102,000

During the fourth quarter of 2023, the Company committed to the Company-wide rebranding and legal entity consolidation initiative that culminated in the change of the Company’s corporate name to “TruBridge, Inc.” on March 4, 2024. As a result of this initiative, it was expected that certain of the Company’s brand names and related trademarks would cease to be used, resulting in total trademark impairment recorded during the year ended December 31, 2023 of $2.3 million. Of the total trademark impairment charge, $1.0 million is derived from our RCM segment, $1.2 million is derived from our EHR segment, and $0.1 million is derived from our Patient Engagement segment.
The following table represents the remaining amortization of definite-lived intangible assets as of December 31, 2023:

(In thousands)
For the year ended December 31,
2024	$12,506
2025	12,191
2026	11,516
2027	10,496
2028	10,203
Due thereafter	32,301
Total	$89,213
The following table sets forth the change in the carrying amount of goodwill by segment for the years ended December 31, 2023, 2022, and 2021:

(In thousands)	RCM	EHR	Patient engagement	Total
Balance as of December 31, 2021	$41,281	$126,665	$9,767	$177,713
Goodwill acquired	20,540	—	—	20,540
Balance as of December 31, 2022	61,821	126,665	9,767	198,253
Goodwill acquired	17,263	—	—	17,263
Goodwill impairment	—	(28,307)	(7,606)	(35,913)
Held for sale	—	(7,694)		(7,694)
Balance as of December 31, 2023	$79,084	$90,664	$2,161	$171,909
Our reporting units assessed for impairment of goodwill include: RCM (formerly the “TruBridge” reporting unit), Acute Care EHR, Post-acute care EHR (comprised solely of AHT, which was disposed in January 2024), and Patient Engagement (formerly a component of our former “TruBridge” reporting unit). We did not identify any events or circumstances that would require interim goodwill impairment testing prior to October 1, 2023. Based on our quantitative assessment as of October 1, 2023, we determined that there was no impairment of goodwill for our RCM reporting unit. However, quantitative evaluations of the fair values of each of our remaining three reporting units, using a combination of the income and market valuation approaches, resulted in impairment conclusions as follows:
•Our Acute Care EHR reporting unit was assessed goodwill impairment charges of $6.4 million due to deteriorating market conditions, the related impact to the cost of capital, and lowered expectations regarding long-term margin potential.
•Our Post-acute care EHR reporting unit was assessed goodwill impairment charges of $2.2 million due to deteriorating market conditions, the related impact to the cost of capital, and revised expectations regarding the long-term persistence of elevated customer attrition levels.
•Our Patient Engagement reporting unit was assessed goodwill impairment charges of $7.6 million due to deteriorating market conditions, the related impact to the cost of capital, and revised expectations regarding long-term growth prospects as sales pipelines have been stubborn to develop to the robust levels previously anticipated.
During the fourth quarter of 2023, the decision to accept an offer for the sale of AHT that was well below the related reporting unit’s carrying value was considered a triggering event requiring reassessment of the reporting unit’s goodwill, resulting in an additional goodwill impairment charge of $19.7 million. Lastly, management considered the continued decrease in the Company’s market capitalization since our most recent quantitative analysis dated October 1, 2023 to be a triggering event warranting a further quantitative goodwill impairment analysis as of December 31, 2023. As a result of this updated quantitative goodwill impairment analysis, management concluded that there was no further impairment to goodwill.
We determined there was no impairment to goodwill as of December 31, 2022 or 2021.
13.     LONG-TERM DEBT
Long-term debt was comprised of the following at December 31, 2023 and 2022:

(In thousands)	December 31, 2023	December 31, 2022
Term loan facility	$63,875	$67,375
Revolving credit facility	135,723	73,700
Debt obligations	199,598	141,075
Less: debt issuance costs	(1,187)	(1,546)
Debt obligation, net	198,411	139,529
Less: current portion	(3,141)	(3,141)
Long-term debt	$195,270	$136,388
As of December 31, 2023, the carrying value of debt approximates the fair value due to the variable interest rate which reflects market rates. The interest rate for the outstanding debt under our term loan facility and revolving credit facility as of December 31, 2023 was 8.48%.
Credit Agreement
In conjunction with our acquisition of Healthland Holding Inc. in January 2016, we entered into a syndicated credit agreement with Regions Bank ("Regions") serving as administrative agent, which provided for a $125 million term loan facility and a $50 million revolving credit facility. On June 16, 2020, we entered into an Amended and Restated Credit Agreement that increased the aggregate principal amount of our credit facilities to $185 million, including a $75 million term loan facility and a $110 million revolving credit facility. On May 2, 2022, we entered into a First Amendment (the "First Amendment") to the Amended and Restated Credit Agreement, that increased the aggregate principal amount of our credit facilities to $230 million, which includes a $70 million term loan facility and a $160 million revolving credit facility. In addition, the interest rate provisions of the First Amendment reflect the transition from the London Interbank Offered Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR") as the new benchmark interest rate for each loan.
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

Anticipated annual future maturities of the term loan facility and revolving credit facility are as follows as of December 31, 2023:

(In thousands)
2024	$3,500
2025	3,500
2026	3,500
2027	189,098
Thereafter	—
$199,598
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
The First Amendment provides incremental facility capacity of $75 million, subject to certain conditions. The Amended and Restated Credit Agreement, as amended by the First Amendment, includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated net leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. The First Amendment required the Company to maintain a minimum fixed charge coverage ratio of 1.25:1.00 throughout the duration of such agreement. Under the First Amendment, the Company is required to comply with a maximum consolidated net leverage ratio of 3.50:1.00. Further, under the First Amendment, in connection with any acquisition by the Company exceeding $25 million, the Company may elect to increase the maximum permitted consolidated net leverage ratio for the fiscal quarter in which the acquisition occurs and each of the following three fiscal quarters by 0.50:1.00 above the otherwise permitted maximum. If the consolidated net leverage ratio is less than 2.50:1:00, there is no limit on the amount of incremental facilities. The Amended and Restated Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default. On March 10, 2023, the calculation of the fixed charge coverage ratio was amended to specifically exclude from the definition of fixed charges the Company's share repurchases conducted during the third and fourth quarters of 2022.
As of September 30, 2023, we were not in compliance with the fixed charge coverage ratio required by the Amended and Restated Credit Agreement. On November 8, 2023, the Company and the subsidiary guarantors entered into a Waiver with Regions Bank, as administrative agent, and various other lenders, which provided for a one-time waiver of this failure as an event of default. As of December 31, 2023, the Company was similarly not in compliance with the fixed charge coverage ratio required by the Amended and Restated Credit Agreement, and a one-time waiver was provided in conjunction with the Fourth Amendment to the Amended and Restated Credit Agreement. Any failure by us to comply with this or another covenant in the future may result in an event of default. There can be no assurance that we will be able to continue to comply with this covenant or obtain amendments to avoid future covenant violations, or that such amendments will be available on commercially acceptable terms.
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
See Note 19 - Subsequent Events for disclosures related to the Third and Fourth Amendments to the Amended and Restated Credit Agreement, effective January 16, 2024 and February 29, 2024, respectively.

14.     BENEFIT PLANS
In January 1994, the Company adopted the CPSI 401(k) Retirement Plan that covers all eligible employees of the Company. The plan allows eligible employees to contribute up to 60% of their pre-tax earnings up to the statutory limit prescribed by the Internal Revenue Service. The Company matches a discretionary amount determined by the Board of Directors. The Company contributed approximately $3.8 million, $3.5 million, and $3.2 million to the plan for the years ended December 31, 2023, 2022 and 2021, respectively.
15.     OPERATING LEASES
The Company leases office space in various locations in Alabama, Pennsylvania, Minnesota, Maryland, Mississippi and Washington. These leases have terms expiring from 2024 through 2030 but do contain optional extension terms. Leases with an initial term of 12 months or less are not recorded on the balance sheet. We recognize lease expense on a straight-line basis over the lease term.
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
Supplemental balance sheet information related to operating leases is as follows:

(In thousands)	December 31, 2023
Operating lease assets:
Operating lease assets	$5,192
Operating lease liabilities:
Other accrued liabilities	1,804
Operating lease liabilities, net of current portion	3,074
Total operating lease liabilities	$4,878
Weighted average remaining lease term in years	4
Weighted average discount rate	4.2%
Because our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. We used the incremental borrowing rate on January 1, 2019, for operating leases that commenced prior to that date.
The future minimum lease payments payable under these operating leases subsequent to December 31, 2023 are as follows:

(In thousands)
2024	$1,804
2025	1,063
2026	1,025
2027	706
2028	462
Thereafter	231
Total lease payments	5,291
Less imputed interest	(413)
Total	$4,878
Total rent expense for the years ended December 31, 2023, 2022, and 2021 was $1.8 million, $2.2 million, and $1.8 million, respectively.

Total cash paid for amounts included in the measurement of lease liabilities within operating cash flows from operating leases for the year ended December 31, 2023, 2022, and 2021 was $1.8 million, $2.2 million, and $1.8 million, respectively.
16.     COMMITMENTS AND CONTINGENCIES
From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. Management does not believe it is reasonably possible that such matters will have a material adverse effect on the Company’s financial statements. The Company recorded a liability of $1.0 million related to contingent consideration for Viewgol's former equity holders as of December 31, 2023.
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
As of December 31, 2023, we measured the fair value of contingent consideration that represents the potential earnout incentive for Viewgol’s former equity holders. We estimated the fair value of the contingent consideration based on the probability of Viewgol meeting EBITDA targets (subject to certain pro-forma adjustments). We did not have any other instruments that required fair value measurement as of December 31, 2023.

The following table summarizes the carrying amount and fair value of the contingent consideration at December 31, 2023:

		Fair Value at December 31, 2023 Using
(In thousands)	Carrying Amount at 12/31/23	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Contingent consideration	$1,044	$—	$—	$1,044
Total	$1,044	$—	$—	$1,044

As of December 31, 2022, we did not have any instruments that required fair value measurement.

18.     SEGMENT REPORTING

Our chief operating decision makers ("CODM") previously utilized the following three operating segments, "Acute Care EHR", "Post-acute care EHR" and "TruBridge". However, in the fourth quarter of 2022, the Company made a number of changes to its organizational structure and management system to better align the Company's operating model to its strategic initiatives. As a result of these changes, the Company revised its operating segments. The new operating and reportable segments, based on our three distinct business units with unique market dynamics and opportunities, are RCM, EHR, and "Patient Engagement". These segments represent the components of the Company for which separate financial information is available that is utilized on a regular basis by the CODM in assessing segment performance and in allocating the Company's resources. Management evaluates the performance of the segments based on revenues and adjusted EBITDA. The Company previously evaluated the performance of the segments based on segment gross profit. Management believes adjusted EBITDA is a useful measure to assess the performance and liquidity of the Company as it provides meaningful operating results by excluding the effects of expenses that are not reflective of its operating business performance. Our CODM group is comprised of the Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer. Accounting policies for each of the reportable segments are the same as those used on a consolidated basis. The segment disclosures below for the years ended December 31, 2022, and 2021 have been recast to conform to the current year presentation.
Adjusted EBITDA consists of GAAP net income (loss) as reported and adjusts for (i) deferred revenue purchase accounting adjustments arising from purchase allocation adjustments related to business acquisitions; (ii) depreciation expense; (iii) amortization of software development costs; (iv) amortization of acquisition-related intangible assets; (v) stock-based compensation; (vi) severance and other non-recurring charges; (vii) interest expense and other, net; (viii) impairment of goodwill; (ix) impairment of trademark intangibles; (x) gain on contingent consideration; and (xi) the provision (benefit) for income taxes. There are no intersegment revenues to be eliminated in computing segment revenue.
The following table presents a summary of the revenues and adjusted EBITDA of our three operating segments for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Revenues:
RCM	$193,929	$179,870	$131,242
EHR
Recurring revenue
Acute Care EHR	$111,276	$109,340	$108,440
Post-acute Care EHR	$14,712	$15,384	$16,472
Total recurring EHR revenues	125,988	124,724	124,912
Non-recurring revenue
Acute Care EHR	$10,657	$13,138	$16,939
Post-acute Care EHR	$1,418	$1,961	$1,258
Total non-recurring EHR revenues	12,075	15,099	18,197
Total EHR revenue	138,063	139,823	143,109
Patient engagement	7,443	6,955	6,278
Total revenues	$339,435	$326,648	$280,629

Adjusted EBITDA by Segment:
RCM	24,800	35,219	28,265
EHR	22,900	22,507	26,505
Patient engagement	(124)	(1,827)	(2,093)
Total adjusted EBITDA	$47,576	$55,899	$52,677

The following table reconciles net income to adjusted EBITDA:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Net income (loss), as reported	$(45,789)	$15,867	$18,430
Deferred revenue and other acquisition-related adjustments	—	109	747
Depreciation expense	1,946	2,443	2,156
Amortization of software development costs	8,096	3,484	931
Amortization of acquisition-related intangibles	16,426	17,403	13,786
Stock-based compensation	3,271	5,173	5,457
Severance and other non-recurring charges	22,186	4,504	4,892
Interest expense and other, net	11,776	5,267	1,632
Impairment of goodwill	35,913	—	—
Impairment of trademark intangibles	2,342	—	—
Gain on contingent consideration	—	(565)	—
Provision (benefit) for income taxes	(8,591)	2,214	4,646
Total adjusted EBITDA	$47,576	$55,899	$52,677
19.     SUBSEQUENT EVENTS
Sale of American HealthTech, Inc.
On January 16, 2024, we entered into a Stock Purchase Agreement (the “Purchase Agreement”), by and among the Company, PointClickCare Technologies USA Corp., a Delaware corporation (“Buyer”), Healthland Inc., a Minnesota corporation and an indirect, wholly-owned subsidiary of the Company (“Healthland” and, together with the Company, the “Seller Parties”) and American HealthTech, Inc., a Mississippi corporation (“AHT”). The Transaction (hereinafter defined) also closed on January 16, 2024. Under the Purchase Agreement, Buyer purchased from Healthland all of the issued and outstanding capital stock of AHT (the “Transaction”), with AHT becoming a wholly-owned subsidiary of Buyer. Prior to this transaction, results for AHT were reported within our EHR operating segment.
The Purchase Agreement provides for an aggregate purchase price (the “Purchase Price”) of $25 million (the “Base Cash Consideration”), subject to adjustments based on working capital, cash, indebtedness and transaction expenses of American HealthTech. Additionally, pursuant to the Purchase Agreement, a total of approximately $3.75 million was withheld from the Base Cash Consideration at the closing and deposited by Buyer into various escrow accounts with an escrow agent, including $2.5 million as a general indemnity escrow and $1 million as a special indemnity escrow. Based upon the adjustments and the various escrow holdbacks, Buyer paid a net amount of approximately $21.41 million to Healthland at the closing. The Purchase Price is subject to a post-closing true-up. In connection with the closing of the Transaction, Buyer has provided offers of employment to certain key employees of the Company that primarily supported AHT’s business.
The Purchase Agreement contains customary representations, warranties and covenants. The representations and warranties made by the Seller Parties to Buyer cover a broad range of items related to, among other things, the business and financial condition of AHT. Subject to certain exceptions and limitations, the Seller Parties have agreed to indemnify Buyer for certain breaches of representations, warranties and covenants and certain other enumerated items. Such limitations on the Seller Parties’ indemnification obligations are subject to various exceptions for certain fundamental representations, tax representations, special representations, and fraud. Subject to certain exceptions and limitations, Buyer has likewise agreed to indemnify the Seller Parties for certain breaches of representations, warranties and covenants and certain other enumerated items.
The company is currently finalizing the accounting for the sale but does not expect a material gain or loss to be recorded. The accompanying consolidated balance sheet as of December 31, 2023 includes amounts related to this Transaction under the captions "Assets of held for sale disposal group" and "Liabilities of held for sale disposal group", the details of which are as follows as of December 31, 2023:

(In thousands)
Assets of held for sale disposal group
Accounts receivable, net	$3,087
Financing receivables , net	37
Prepaid expenses	34
Software costs, net	3,386
Intangibles, net	11,739
Goodwill	7,694
Total	$25,977

Liabilities of held for sale disposal group
Accounts payable	$178
Other accrued liabilities	576
Deferred tax liability	223
Total	$977
Credit Facility Third Amendment
On January 16, 2024, the Company entered into a Third Amendment (the “Third Amendment”) to the Amended and Restated Credit Agreement, dated as of June 16, 2020 (as amended, the “Credit Agreement”), by and among the Company; certain subsidiaries of the Company, as guarantors (collectively, the “Subsidiary Guarantors”); Regions Bank, as administrative agent and collateral agent; and various other lenders from time to time. Capitalized terms used but not defined herein shall have the meanings ascribed to them in the Credit Agreement.
The Third Amendment modified the term “Consolidated EBITDA” to provide that the following amounts will be added back to Consolidated Net Income: (i) the reasonably expected value of all earn-out consideration in connection with any Permitted Acquisition, provided that the aggregate amount of fees and out-of-pocket expenses incurred in connection with anticipated Permitted Acquisitions which are not consummated during any period of four fiscal quarters ending on or after the Closing Date will not exceed the greater of $7 million and 10% of Consolidated EBITDA; (ii) any fees, costs or expenses related to the implementation of cost savings, operating expense reductions and synergies related to Permitted Acquisitions, restructurings and other initiatives; and (iii) costs and expenses related to the previously disclosed U.S. Securities and Exchange Commission investigation that occurred during the fiscal year ended December 31, 2023, in an aggregate amount not to exceed $1.25 million. Additionally, the Third Amendment (y) removed from the maximum aggregate amount of fees and expenses that can be added back to Consolidated Net Income any losses resulting from any Asset Sales or Involuntary Disposition and (z) increased the maximum amount of fees and expenses that can be added back to Consolidated Net Income related to savings initiatives, Equity Transactions, the incurrence of Indebtedness and amendments to the Credit Documents from 10% to 15% of Consolidated EBITDA (determined prior to giving effect to such adjustments).
The Company’s obligations under the Credit Agreement continue to be secured pursuant to the Amended and Restated Pledge and Security Agreement, dated as of June 16, 2020, by and among the parties identified as Obligors therein and Regions Bank, as collateral agent, on a first priority basis by a security interest in substantially all of the tangible and intangible personal assets (subject to certain exceptions) of the Company and the Subsidiary Guarantors, including certain registered intellectual property and the capital stock of certain of the Company’s direct and indirect subsidiaries. The Company’s obligations under the Credit Agreement also continue to be guaranteed by the Subsidiary Guarantors, excluding American HealthTech, which has been released from its obligations as a Subsidiary Guarantor in connection with the closing of the Transaction.
Credit Facility Fourth Amendment
On February 29, 2024, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement, by and among the Company; the Subsidiary Guarantors; the Administrative Agent; and various other lenders. Capitalized terms used but not defined herein shall have the meanings ascribed to them in the Credit Agreement.

The Fourth Amendment modified the term “Consolidated EBITDA” to provide that the additional following amounts will be added back to Consolidated Net Income: (i) costs and expenses related to the voluntary early retirement program during the fiscal year ending December 31, 2023; and (ii) fees, costs and expenses in categories identified to the Administrative Agent to the extent incurred during the fiscal year ending December 31, 2024, in an aggregate amount not to exceed $7.25 million. Additionally, the modified definition of “Consolidated EBITDA” limits the amount of pro forma “run rate” cost savings, operating expense reductions and synergies (collectively, “Savings”) related to the Viewgol Acquisition that can be added back to Consolidated Net Income to an aggregate amount not to exceed $6.6 million; however, Savings related to the Viewgol Acquisition are not subject to the cap of 15% of Consolidated EBITDA that otherwise applies to Savings related to Permitted Acquisitions, restructurings or cost savings initiatives.
Finally, the Consolidated Fixed Charge Coverage Ratio covenant was decreased from 1.25:1.00 to 1.15:1.00 for each fiscal quarter ending March 31, 2024 through and including December 31, 2024. As of December 31, 2023, the Company was not in compliance with the Consolidated Fixed Charge Coverage Ratio required by the Credit Agreement, and the Fourth Amendment provides for a one-time waiver of this failure as an event of default.
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
Corporate Name Change and Rebranding
The Company changed its corporate name to “TruBridge, Inc.” on March 4, 2024. Contemporaneous with this name change, the former wholly-owned subsidiaries Evident, LLC, TruBridge, LLC, and TruCode, LLC were merged into the parent company, while the former wholly-owned subsidiary Rycan Technologies, Inc. was merged into its parent and another wholly-owned subsidiary, Healthland Holding Inc. With these changes, the Company's remaining legal structure includes TruBridge, Inc., the parent company, with Viewgol, LLC ("Viewgol"), iNetXperts, Corp. d/b/a Get Real Health, Healthcare Resource Group, Inc. ("HRG"), and Healthland Holding Inc. as its wholly-owned subsidiaries.

SCHEDULE II
TRUBRIDGE, INC.
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description		Balance at beginning of period	Additions charged to cost and expenses (1)	Deductions (2)	Balance at end of period
Allowance for credit losses deducted from accounts receivable in the balance sheet	2021	$1,701	$2,111	$(1,986)	$1,826
	2022	$1,826	$1,203	$(175)	$2,854
	2023	$2,854	$2,053	$(879)	$4,028
(1) Adjustments to allowance for change in estimates.
(2) Uncollectible accounts written off, net of recoveries.

Description		Balance at beginning of period	Additions charged to cost and expenses (1)	Deductions (2)	Balance at end of period
Allowance for credit losses deducted from financing receivables in the balance sheet	2021	$1,489	$481	$(1,248)	$722
	2022	$722	$(211)	$38	$549
	2023	$549	$(133)	$—	$416
(1) Adjustments to allowance for change in estimates.
(2) Uncollectible accounts written off, net of recoveries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
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
Changes in Internal Control over Financial Reporting
On October 16, 2023, we acquired Viewgol, LLC (“Viewgol”), as further described in Note 3 to the consolidated financial statements. We continue to integrate policies, processes, people, technology and operations for our combined operations, and will continue to evaluate the impact of any related changes to internal controls over financial reporting during the fiscal year.

As reported in our Quarter Report on Form 10-Q for the period ended September 30, 2023, we identified a material weakness in our internal control over financial reporting, as our controls over debt covenant monitoring and compliance were not operating with sufficient precision and timeliness. As of December 31, 2023, this weakness had been remediated with more robust and timely review controls around the related covenant calculations. Other than the remediation of this previously identified material weakness, there were no changes in the Company’s internal control over financing reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
This report is included in Item 8 on page 64 and is incorporated herein by reference.
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
This report is included in Item 8 on page 65 and is incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION.
(a) None.
(b) Rule 10b5-1 Trading Arrangements
From time to time, members of the Company's Board of Directors and officers of the Company may enter into Rule 10b5-1 trading plans, which allow for the purchase or sale of common stock under pre-established terms at times when directors and officers might otherwise be prevented from trading under insider trading laws or because of self-imposed blackout periods. Such trading plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and comply with the Company's insider trading policy. During the three months ended December 31, 2023, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted a Code of Business Conduct and Ethics applicable to all of our directors, officers (including our Chief Executive Officer and senior financial officers) and employees which also includes a separate code of ethics with additional guidelines and responsibilities applicable to our Chief Executive Officer and senior financial officers, known as the Code of Ethics for CEO and Senior Financial Officers. Copies of the Code of Business Conduct and Ethics and the Code of Ethics for CEO and Senior Financial Officers are available on TruBridge’s web site at www.trubridge.com in the "Corporate Information" section under "Corporate Governance."
Other information required by this Item regarding executive officers is included in Part I of this Form 10-K under the caption "Executive Officers" in accordance with Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K.
Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from TruBridge’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (the "2024 Proxy Statement") to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2024 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes the securities that have been authorized for issuance as of December 31, 2023 under our Amended and Restated 2019 Incentive Plan (the “2019 Plan”), which was previously approved by our stockholders. The 2019 Plan is described in Note 9 to the consolidated financial statements included in Item 8 to this Form 10-K.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	273,791 (1)	N/A	805,771 (2)
Equity compensation plans not approved by stockholders	None	None	None
Total	273,791 (1)	N/A	805,771 (2)
(1) Represents 273,791 target performance share awards outstanding under the 2019 Plan as of December 31, 2023. The number of shares of common stock earned and issuable under each performance share award will be determined at the end of a three-year performance period, based on the Company's achievement of performance goals predetermined by the Compensation Committee of the Board of Directors. Does not include 343,315 time-based restricted stock awards outstanding under the 2019 Plan as of December 31, 2023.
(2) Represents shares of common stock issuable pursuant to the 2019 Plan, assuming maximum payout of performance share awards outstanding as of December 31, 2023.
The additional information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2024 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2024 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2024 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) and (2) and (c) – Financial Statements and Financial Statement Schedules.
Financial Statements: The Financial Statements and related Financial Statements Schedule of TruBridge are included herein in Part II, Item 8.
(a)(3) and (b) – Exhibits.
The exhibits listed on the Exhibit Index beginning on page 110 of this Annual Report on Form 10-K are filed herewith or are incorporated herein by reference.

ITEM 16.	FORM 10-K SUMMARY
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 15th day of March, 2024.

TRUBRIDGE, INC.

By:	/s/ Christopher L. Fowler
Christopher L. Fowler
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christopher L. Fowler	President, Chief Executive Officer and Director (principal executive officer)	March 15, 2024
Christopher L. Fowler

/s/ Vinay Bassi	Chief Financial Officer, Treasurer and Secretary (principal financial officer)	March 15, 2024
Vinay Bassi

/s/ David A. Dye	Chief Operating Officer and Director	March 15, 2024
David A. Dye

/s/ Lance Park	Vice President – Finance and Controller (principal accounting officer)	March 15, 2024
Lance Park

/s/ Glenn P. Tobin	Chairperson of the Board	March 15, 2024
Glenn P. Tobin

/s/ Mark V. Anquillare	Director	March 15, 2024
Mark V. Anquillare
/s/ Regina M. Benjamin	Director	March 15, 2024
Regina M. Benjamin

/s/ Christopher T. Hjelm	Director	March 15, 2024
Christopher T. Hjelm

/s/ Charles P. Huffman	Director	March 15, 2024
Charles P. Huffman

/s/ Denise W. Warren	Director	March 15, 2024
Denise W. Warren

Exhibit Index

Effective as of March 4, 2024, we changed our name to TruBridge, Inc. By operation of law, any reference to “CPSI” in these exhibits should be read as “TruBridge” as set forth in the Exhibit List below.

Exhibit Number	Description

2.1
Stock Purchase Agreement, dated March 1, 2022, by and among Computer Programs and Systems, Inc., Healthcare Resource Group, Inc., the Sellers named therein, and the Securityholder Representative (filed as Exhibit 2.1 to CPSI's Current Report on Form 8-K dated March 2, 2022 and incorporated herein by reference)

2.2
First Amendment to Stock Purchase Agreement, dated June 28, 2022, by and among Computer Programs and Systems, Inc., Healthcare Resource Group, Inc., the Sellers named therein, and the Securityholder Representative (filed as Exhibit 2.4 to CPSI's Annual Report on Form 10-K for the period ended December 31, 2022 and incorporated herein by reference)

2.3
Securities Purchase Agreement, dated as of October 16, 2023, by and among Computer Programs and Systems, Inc., Viewgol, LLC, VG Sellers, Inc. and Travis Douglas Huffman, Kristen Closson and Harry Hopkinds (filed as Exhibit 2.1 to CPSI’s Current Report on Form 8-K dated October 17, 2023 and incorporated herein by reference)

2.4
Stock Purchase Agreement, dated as of January 16, 2024, by and among Computer Programs and Systems, Inc., PointClickCare Technologies USA Corp., Healthland Inc., and American HealthTech, Inc. (filed as Exhibit 2.1 to CPSI’s Current Report on Form 8-K dated January 17, 2024 and incorporated herein by reference)

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3.1 to CPSI’s Current Report on Form 8-K dated March 4, 2024 and incorporated herein by reference)

3.3	Amended and Restated Bylaws dated March 4, 2024 (filed as Exhibit 3.2 to CPSI’s Current Report on Form 8-K dated March 4, 2024 and incorporated herein by reference)

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

10.5*	Computer Programs and Systems, Inc. Amended and Restated 2019 Incentive Plan

10.6*	Form of Performance Share Award Agreement under the 2019 Incentive Plan (for grants in 2021, 2022, and 2023)

10.7*	Form of Performance-Based Cash Bonus Award Agreement under the 2019 Incentive Plan (for grants in 2021, 2022, and 2023)

10.8*	Form of Restricted Stock Award Agreement under the 2019 Incentive Plan (for grants in 2021, 2022, and 2023)

10.9*	Senior Vice President of Sales Compensation Plan for Dawn M. Severance (Jan. 1, 2024 – Dec. 31, 2024)
10.10*
Transition Agreement, dated May 2, 2022, by and between Computer Programs and Systems, Inc. and J. Boyd Douglas, Jr. (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated May 2, 2022 and incorporated herein by reference)

10.11*
Employment Agreement, dated July 1, 2022, by and between the Company and Christopher L. Fowler (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated July 7, 2022 and incorporated herein by reference)

10.12*
Restricted Stock Award Agreement, dated July 1, 2022, by and between the Company and Christopher L. Fowler (filed as Exhibit 10.2 to CPSI’s Current Report on Form 8-K dated July 7, 2022 and incorporated herein by reference)

10.13*
Confidential General Release of Claims and Separation Agreement, dated January 11, 2023, by and between Computer Programs and Systems, Inc. and Troy D. Rosser (filed as Exhibit 10.1 to CPSI's Current Report on Form 8-K dated January 12, 2023 and incorporated herein by reference)

10.14*
Agreement, dated January 11, 2023, by and between Computer Programs and Systems, Inc. and Troy D. Rosser (filed as Exhibit 10.2 to CPSI's Current Report on Form 8-K dated January 12, 2023 and incorporated herein by reference)

10.15
Form of Executive Severance Agreement entered into between Computer Programs and Systems, Inc. and each executive officer (other than Christopher L. Fowler) (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated June 26, 2023 and incorporated herein by reference)

10.16	Offer of Employment for Vinay Bassi, dated October 18, 2023 (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated November 7, 2023 and incorporated herein by reference)

10.17
Cash Retention Agreement, dated November 1, 2023, between Computer Programs and Systems, Inc. and Vinay Bassi (filed as Exhibit 10.2 to CPSI’s Current Report on Form 8-K dated November 7, 2023 and incorporated herein by reference)

10.18
General Release of Claims, dated December 31, 2023, entered into by Matthew J. Chambless (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated January 5, 2024 and incorporated herein by reference)

10.19
Consulting Agreement, dated January 1, 2024, by and between Computer Programs and Systems, Inc. and Matthew J. Chambless (filed as Exhibit 10.2 to CPSI’s Current Report on Form 8-K dated January 5, 2024 and incorporated herein by reference)

10.20
Amended and Restated Credit Agreement, dated as of June 16, 2020, by and among Computer Programs and Systems, Inc., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated June 18, 2020 and incorporated herein by reference)

10.21
Amended and Restated Pledge and Security Agreement, dated as of June 16, 2020, by and among the parties identified as Obligors therein and Regions Bank, as collateral agent (filed as Exhibit 10.2 to CPSI’s Current Report on Form 8-K dated June 18,2020 and incorporated herein by reference)

10.22
First Amendment, dated as of May 2, 2022, to the Amended and Restated Credit Agreement, dated as of June 16, 2020, by and among Computer Programs and Systems, Inc., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to CPSI’s Current Report on 8-K dated May 3, 2022 and incorporated herein by reference)

10.23
Second Amendment, dated as of March 10, 2023, to the Amended and Restated Credit Agreement, dated as of June 16, 2020, by and among Computer Programs and Systems, Inc., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.22 to CPSI's Annual Report on Form 10-K for the period ended December 31, 2022 and incorporated herein by reference)

10.24
Waiver (of Amended and Restated Credit Agreemet), dated as of November 8, 2023, by and among Computer Programs and Systems, Inc., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to CPSI’s Quarterly Report on Form 10-Q for the period ended September 30, 2023 and incorporated herein by reference)

10.25
Third Amendment, dated as of January 16, 2024, to the Amended and Restated Credit Agreement, dated as of June 16, 2020, by and among Computer Programs and Systems, Inc., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated January 17, 2024 and incorporated herein by reference)

10.26
Fourth Amendment, dated as of February 29, 2024, to the Amended and Restated Credit Agreement, dated as of June 16, 2020, by and among Computer Programs and Systems, Inc., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated February 29, 2024 and incorporated herein by reference)

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

101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Stockholders' Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management compensation plan or arrangement