Form 10-K/A
TruBridge, Inc.
filed 2024-04-03
CIK 1169445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control of financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statement of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatement that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant at June 30, 2023 was $358,665,532.

As of March 14, 2024, the registrant had outstanding 14,507,776 shares of its common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

TruBridge, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”) on March 15, 2024. The Company is filing this Amendment No. 1 to the Form 10-K (this “Form 10-K/A”) solely for the purpose of filing Exhibit 97, which was inadvertently omitted from the Form 10-K. Exhibit 97 is the Company’s Policy for the Recovery of Erroneously Awarded Compensation, which was adopted by the Company’s Board of Directors on October 31, 2023 and effective as of October 2, 2023. Accordingly, this Form 10-K/A consists solely of the cover page, this Explanatory Note, the Exhibit Index, and the exhibits filed herewith.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently-dated certifications as exhibits. Because this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, because this Form 10-K/A does not include financial statements, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as expressly noted in this Form 10-K/A, this Form 10-K/A does not reflect events occurring after the original filing of the Form 10-K or modify or update in any way any of the other disclosures contained in the Form 10-K including, without limitation, the financial statements or other financial information included therein. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and the Company’s other filings with the SEC.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) and (c) – Financial Statements and Financial Statement Schedules.

Financial Statements: The Financial Statements and related Financial Statements Schedule of TruBridge are not included in this Form 10-K/A. See Part II, Item 8 of the Form 10-K.

(a)(3) and (b) – Exhibits.

The exhibits listed in the Exhibit Index below are filed herewith or are incorporated herein by reference.

Exhibit Index

Effective as of March 4, 2024, we changed our name to TruBridge, Inc. By operation of law, any reference to “CPSI” in these exhibits should be read as “TruBridge” as set forth in the Exhibit List below.

Exhibit Number	Description

2.1	Stock Purchase Agreement, dated March 1, 2022, by and among Computer Programs and Systems, Inc., Healthcare Resource Group, Inc., the Sellers named therein, and the Securityholder Representative (filed as Exhibit 2.1 to CPSI’s Current Report on Form 8-K dated March 2, 2022 and incorporated herein by reference)

2.2	First Amendment to Stock Purchase Agreement, dated June 28, 2022, by and among Computer Programs and Systems, Inc., Healthcare Resource Group, Inc., the Sellers named therein, and the Securityholder Representative (filed as Exhibit 2.4 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2022 and incorporated herein by reference)

2.3	Securities Purchase Agreement, dated as of October 16, 2023, by and among Computer Programs and Systems, Inc., Viewgol, LLC, VG Sellers, Inc. and Travis Douglas Huffman, Kristen Closson and Harry Hopkinds (filed as Exhibit 2.1 to CPSI’s Current Report on Form 8-K dated October 17, 2023 and incorporated herein by reference)

2.4	Stock Purchase Agreement, dated as of January 16, 2024, by and among Computer Programs and Systems, Inc., PointClickCare Technologies USA Corp., Healthland Inc., and American HealthTech, Inc. (filed as Exhibit 2.1 to CPSI’s Current Report on Form 8-K dated January 17, 2024 and incorporated herein by reference)

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3.1 to CPSI’s Current Report on Form 8-K dated March 4, 2024 and incorporated herein by reference)

3.3	Amended and Restated Bylaws dated March 4, 2024 (filed as Exhibit 3.2 to CPSI’s Current Report on Form 8-K dated March 4, 2024 and incorporated herein by reference)

4.1	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.1 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2019 and incorporated herein by reference)

10.1	Form of Indemnity Agreement entered into by CPSI and each of its non-employee directors (filed as Exhibit 10.1 to CPSI’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 and incorporated herein by reference)

10.2	Sublease Agreement, dated February 22, 2021, between CPSI and Red Square, LLC (filed as Exhibit 10.1 to CPSI’s Quarterly Report on Form 10-Q for the period ended March 31, 2021 and incorporated herein by reference)

10.3	Commercial Lease Agreement, dated March 1, 2021, between CPSI and Central Optical, LLC (filed as Exhibit 10.2 to CPSI’s Quarterly Report on Form 10-Q for the period ended March 31, 2021 and incorporated herein by reference)

10.4*	Healthland Holding Inc. (f/k/a Dairyland Healthcare Solutions Holding Corp) Stock Incentive Plan (filed as Exhibit 99.1 to CPSI’s Registration Statement on Form S-8 (Registration No. 333-208915) and incorporated herein by reference)

10.5*	Computer Programs and Systems, Inc. Amended and Restated 2019 Incentive Plan (filed as Exhibit 10.5 to TruBridge’s Annual Report on Form 10-K for the period ended December 31, 2023 and incorporated herein by reference)

10.6*	Form of Performance Share Award Agreement under the 2019 Incentive Plan (for grants in 2021, 2022, and 2023) (filed as Exhibit 10.6 to TruBridge’s Annual Report on Form 10-K for the period ended December 31, 2023 and incorporated herein by reference)

10.7*	Form of Performance-Based Cash Bonus Award Agreement under the 2019 Incentive Plan (for grants in 2021, 2022, and 2023) (filed as Exhibit 10.7 to TruBridge’s Annual Report on Form 10-K for the period ended December 31, 2023 and incorporated herein by reference)

10.8*	Form of Restricted Stock Award Agreement under the 2019 Incentive Plan (for grants in 2021, 2022, and 2023) (filed as Exhibit 10.8 to TruBridge’s Annual Report on Form 10-K for the period ended December 31, 2023 and incorporated herein by reference)

10.9*	Senior Vice President of Sales Compensation Plan for Dawn M. Severance (Jan. 1, 2024 – Dec. 31, 2024) (filed as Exhibit 10.9 to TruBridge’s Annual Report on Form 10-K for the period ended December 31, 2023 and incorporated herein by reference)

10.10*	Transition Agreement, dated May 2, 2022, by and between Computer Programs and Systems, Inc. and J. Boyd Douglas, Jr. (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated May 2, 2022 and incorporated herein by reference)

10.11*	Employment Agreement, dated July 1, 2022, by and between the Company and Christopher L. Fowler (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated July 7, 2022 and incorporated herein by reference)

10.12*	Restricted Stock Award Agreement, dated July 1, 2022, by and between the Company and Christopher L. Fowler (filed as Exhibit 10.2 to CPSI’s Current Report on Form 8-K dated July 7, 2022 and incorporated herein by reference)

10.13*	Confidential General Release of Claims and Separation Agreement, dated January 11, 2023, by and between Computer Programs and Systems, Inc. and Troy D. Rosser (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated January 12, 2023 and incorporated herein by reference)

10.14*	Agreement, dated January 11, 2023, by and between Computer Programs and Systems, Inc. and Troy D. Rosser (filed as Exhibit 10.2 to CPSI’s Current Report on Form 8-K dated January 12, 2023 and incorporated herein by reference)

10.15*	Form of Executive Severance Agreement entered into between Computer Programs and Systems, Inc. and each executive officer (other than Christopher L. Fowler) (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated June 26, 2023 and incorporated herein by reference)

10.16*	Offer of Employment for Vinay Bassi, dated October 18, 2023 (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated November 7, 2023 and incorporated herein by reference)

10.17*	Cash Retention Agreement, dated November 1, 2023, between Computer Programs and Systems, Inc. and Vinay Bassi (filed as Exhibit 10.2 to CPSI’s Current Report on Form 8-K dated November 7, 2023 and incorporated herein by reference)

10.18*	General Release of Claims, dated December 31, 2023, entered into by Matthew J. Chambless (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated January 5, 2024 and incorporated herein by reference)

10.19*	Consulting Agreement, dated January 1, 2024, by and between Computer Programs and Systems, Inc. and Matthew J. Chambless (filed as Exhibit 10.2 to CPSI’s Current Report on Form 8-K dated January 5, 2024 and incorporated herein by reference)

10.20	Amended and Restated Credit Agreement, dated as of June 16, 2020, by and among Computer Programs and Systems, Inc., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated June 18, 2020 and incorporated herein by reference)

10.21	Amended and Restated Pledge and Security Agreement, dated as of June 16, 2020, by and among the parties identified as Obligors therein and Regions Bank, as collateral agent (filed as Exhibit 10.2 to CPSI’s Current Report on Form 8-K dated June 18,2020 and incorporated herein by reference)

10.22	First Amendment, dated as of May 2, 2022, to the Amended and Restated Credit Agreement, dated as of June 16, 2020, by and among Computer Programs and Systems, Inc., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to CPSI’s Current Report on 8-K dated May 3, 2022 and incorporated herein by reference)

10.23	Second Amendment, dated as of March 10, 2023, to the Amended and Restated Credit Agreement, dated as of June 16, 2020, by and among Computer Programs and Systems, Inc., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.22 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2022 and incorporated herein by reference)

10.24	Waiver (of Amended and Restated Credit Agreement), dated as of November 8, 2023, by and among Computer Programs and Systems, Inc., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to CPSI’s Quarterly Report on Form 10-Q for the period ended September 30, 2023 and incorporated herein by reference)

10.25	Third Amendment, dated as of January 16, 2024, to the Amended and Restated Credit Agreement, dated as of June 16, 2020, by and among Computer Programs and Systems, Inc., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated January 17, 2024 and incorporated herein by reference)

10.26	Fourth Amendment, dated as of February 29, 2024, to the Amended and Restated Credit Agreement, dated as of June 16, 2020, by and among Computer Programs and Systems, Inc., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated February 29, 2024 and incorporated herein by reference)

21.1	Subsidiaries of the registrant (filed as Exhibit 21.1 to TruBridge’s Annual Report on Form 10-K for the period ended December 31, 2023 and incorporated herein by reference)

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm (filed as Exhibit 23.1 to TruBridge’s Annual Report on Form 10-K for the period ended December 31, 2023 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.1 to TruBridge’s Annual Report on Form 10-K for the period ended December 31, 2023 and incorporated herein by reference)

97	Computer Programs and Systems, Inc. Policy for the Recovery of Erroneously Awarded Compensation

101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements (filed as Exhibit 101 to TruBridge’s Annual Report on Form 10-K for the period ended December 31, 2023 and incorporated herein by reference)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management compensation plan or arrangement

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 3rd day of April, 2024.

TRUBRIDGE, INC.

By:	/s/ Christopher L. Fowler
Christopher L. Fowler
President and Chief Executive Officer