Form 10-Q
period 2024-03-31
TruBridge, Inc.
filed 2024-05-10
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $.001 per share	TBRG	The NASDAQ Stock Market LLC
Common Stock Purchase Rights	N/A	The NASDAQ Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 8, 2024, there were 15,007,262 shares of the issuer’s common stock outstanding.

TRUBRIDGE, INC.
Quarterly Report on Form 10-Q
(For the three months ended March 31, 2024)

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
TRUBRIDGE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$4,115	$3,848
Accounts receivable (net of allowance for expected credit losses of $3,773 and $3,631, respectively)	64,218	59,723
Financing receivables, current portion, net (net of allowance for expected credit losses of $304 and $319, respectively)	3,668	3,997
Inventories	980	475
Prepaid income taxes	1,151	1,628
Prepaid expenses and other current assets	17,772	15,807
Assets of held for sale disposal group	—	25,977
Total current assets	91,904	111,455
Property and equipment, net	8,750	8,974
Software development costs, net	41,237	39,139
Operating lease assets	4,672	5,192
Financing receivables, net of current portion (net of allowance for expected credit losses of $79 and $97, respectively)	959	1,226
Other assets, net of current portion	8,331	7,314
Intangible assets, net	86,086	89,213
Goodwill	172,573	171,909
Deferred tax assets	1,905	—
Total assets	$416,417	$434,422
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,356	$10,133
Current portion of long-term debt	3,074	3,141
Deferred revenue	9,079	8,677
Accrued vacation	5,429	5,410
Other accrued liabilities	18,226	19,892
Liabilities of held for sale disposal group	—	977
Total current liabilities	47,164	48,230
Long-term debt, net of current portion	181,732	195,270
Operating lease liabilities, net of current portion	2,848	3,074
Deferred tax liabilities	—	1,230
Total liabilities	231,744	247,804
Stockholders’ equity:
Common stock, $0.001 par value; 30,000 shares authorized; 15,572 and 15,121 shares issued, respectively	15	15
Additional paid-in capital	196,346	195,546
Accumulated other comprehensive gain	113	—
Retained earnings	5,616	8,132
Treasury stock, 613 shares and 572 shares, respectively	(17,417)	(17,075)
Total stockholders’ equity	184,673	186,618
Total liabilities and stockholders’ equity	$416,417	$434,422
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUBRIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues
RCM	$53,038	$48,631
EHR	28,022	35,191
Patient Engagement	2,187	2,411
Total revenues	83,247	86,233
Expenses
Costs of revenue (exclusive of amortization and depreciation)
RCM	29,597	27,183
EHR	11,287	16,348
Patient Engagement	875	646
Total costs of revenue (exclusive of amortization and depreciation)	41,759	44,177
Product development	10,689	8,352
Sales and marketing	6,592	6,957
General and administrative	19,396	14,453
Amortization	5,869	5,500
Depreciation	400	499
Total expenses	84,705	79,938
Operating income (loss)	(1,458)	6,295
Other income (expense):
Other income	1,422	267
Interest expense	(4,072)	(2,669)
Total other income (expense)	(2,650)	(2,402)
Income (loss) before taxes	(4,108)	3,893
Provision (benefit) for income taxes	(1,592)	809
Net income (loss)	$(2,516)	$3,084
Net income (loss) per common share—basic	$(0.17)	$0.21
Net income (loss) per common share—diluted	$(0.17)	$0.21
Weighted average shares outstanding used in per common share computations:
Basic	14,234	14,136
Diluted	14,234	14,136
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUBRIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$(2,516)	$3,084
Other comprehensive income:
Foreign currency translation adjustment	113	—
Comprehensive income (loss)	$(2,403)	$3,084
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUBRIDGE, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity

	Shares	Amount
Three Months Ended March 31, 2024 and 2023:
Balance at December 31, 2023	15,121	$15	$195,546	$—	$8,132	$(17,075)	$186,618
Net loss	—	—	—	—	(2,516)	—	(2,516)
Foreign currency translation adjustment				113			113
Issuance of restricted stock	451	—	—	—	—	—	—
Stock-based compensation	—	—	800	—	—	—	800
Treasury stock acquired	—	—	—	—	—	(342)	(342)
Balance at March 31, 2024	15,572	$15	$196,346	$113	$5,616	$(17,417)	$184,673

Balance at December 31, 2022	14,913	$15	$192,275	$—	$53,921	$(14,500)	$231,711
Net income	—	—	—	—	3,084	—	3,084
Issuance of restricted stock	186	—	—	—	—	—	—
Stock-based compensation	—	—	1,247	—	—	—	1,247
Treasury stock acquired	—	—	—		—	(2,484)	(2,484)
Balance at March 31, 2023	15,099	$15	$193,522	$—	$57,005	$(16,984)	$233,558
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUBRIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating Activities:
Net income (loss)	$(2,516)	$3,084
Adjustments to net income (loss):
Provision for credit losses	500	(352)
Deferred taxes	(2,982)	572
Stock-based compensation	800	1,247
Depreciation	400	499
Gain on sale of business	(1,250)	—
Amortization of acquisition-related intangibles	3,127	4,014
Amortization of software development costs	2,742	1,486
Amortization of deferred finance costs	107	90
Non-cash operating lease costs	675	479
Changes in operating assets and liabilities:
Accounts receivable	(4,112)	(3,099)
Financing receivables	628	619
Inventories	(505)	(398)
Prepaid expenses and other current assets	772	(3,187)
Accounts payable	1,253	5,605
Deferred revenue	1,006	47
Operating lease liabilities	(583)	(499)
Other liabilities	(2,573)	(971)
Prepaid income taxes	477	237
Net cash provided by (used in) operating activities	(2,034)	9,473
Investing Activities:
Sale of business, net of cash and cash equivalents sold	21,410	—
Investment in software development	(4,839)	(6,233)
Purchase of property and equipment	(177)	(16)
Net cash provided by (used in) investing activities	16,394	(6,249)
Financing Activities:
Payments of long-term debt principal	(875)	(875)
Proceeds from revolving line of credit	15,423	5,000
Payments of revolving line of credit	(27,729)	(5,000)
Debt issuance costs	(529)	—
Treasury stock purchases	(342)	(2,484)
Net cash provided by (used in) financing activities	(14,052)	(3,359)
Increase (decrease) in cash and cash equivalents	308	(135)
Change in cash and cash equivalents included in assets sold	(41)	—
Cash and cash equivalents at beginning of period	3,848	6,951
Cash and cash equivalents at end of period	$4,115	$6,816
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,820	$898
Cash paid for income taxes	$1,000	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUBRIDGE, INC.
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
Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2023 was derived from the audited consolidated balance sheet at that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of TruBridge, Inc. (“TruBridge” or the “Company”) for the year ended December 31, 2023 and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
During the third quarter of 2023, we changed the presentation of certain costs previously recorded within the expense captions of "Product development" and "General and administrative" to better comply with the disclosure requirements of Staff Accounting Bulletin Topic 11.B., Miscellaneous Disclosure: Depreciation and Depletion Excluded from Cost of Sales. These changes are summarized as follows:
•Amortization expense associated with capitalized software development costs, previously recorded within the expense caption of "Product development," have been combined with amounts previously recorded within the expense caption "Amortization of acquisition-related intangibles" and reflected in a newly-presented expense caption of "Amortization."
•Depreciation expense previously recorded within the expense caption of "General and administrative" have been reclassified within the newly-presented expense caption of "Depreciation."
•The expense caption previously labelled as "Costs of sales" has been renamed "Costs of revenue (exclusive of amortization and depreciation)," with the previously reported reference to "Gross profit" removed from the current presentation.
The following table provides the amounts reclassified for the three months ended March 31, 2023.

	Three Months Ended March 31, 2023
(in thousands)	As previously reported	Re-classifications	As reclassified	As currently reported
Costs of revenue (exclusive of amortization and depreciation)
RCM	$27,183	$—	$27,183	$27,183
EHR	16,348	—	16,348	16,348
Patient engagement	646	—	646	646
Other expenses
Product development	9,836	(1,484)	8,352	8,352
Sale and marketing	6,959	(2)	6,957	6,957
General and administrative	14,952	(499)	14,453	14,453
Amortization of acquisition-related intangibles	4,014	(4,014)	—	—
Amortization	—	5,500	5,500	5,500
Depreciation	—	499	499	499

Principles of Consolidation
The condensed consolidated financial statements of TruBridge include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

2.     RECENT ACCOUNTING PRONOUNCEMENTS
New Accounting Standards Adopted in 2024

There were no new accounting standards required to be adopted in 2024 that would have a material impact on our consolidated financial statements.
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
•Revenue Cycle Management
Our revenue cycle management (“RCM”) business unit provides an array of business processing services (“BPS'’) consisting of accounts receivable management, private pay services, insurance services, medical coding, electronic billing, statement processing, payroll processing, and contract management. Fees are recognized over the period of the client contractual relationship as the services are performed based on the stand-alone selling price (“SSP”), net of discounts. SSP for BPS services is determined based on observable stand-alone selling prices. Fees for many of these services are invoiced, and revenue recognized accordingly, based on the volume of transactions or a percentage of client accounts receivable collections. Payment is due monthly for BPS with certain amounts varying based on utilization and/or volumes.
Our RCM business unit also provides professional IT services. Revenue from professional IT services is recognized as the services are performed based on SSP, which is determined by observable stand-alone selling prices. Payment is due monthly as services are performed.
Lastly, our RCM business unit also provides certain software solutions and related support under Software as a Service (“SaaS”) arrangements and time-based software licenses. Revenue from SaaS arrangements is recognized in a manner consistent with SaaS arrangements for electronic health records (“EHR”) software, as discussed below. Revenue from time-based software licenses is recognized upon delivery to the client (“point in time”) and revenue from non-license components (i.e., support) is recognized ratably over the respective contract term (“over time”). SSP for time-based licenses is determined using the residual approach, while the non-license component is based on cost plus reasonable margin.
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
Refer to Note 17 - Segment Reporting for further information, including revenue by client base (acute care or post-acute care) bifurcated by recurring and non-recurring revenue.
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
Refer to Note 17 - Segment Reporting for further information.
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
The following table details deferred revenue for the three months ended March 31, 2024 and 2023, included in the condensed consolidated balance sheets:

(In thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Beginning balance	$8,677	$11,590
Deferred revenue recorded	4,360	6,490
Less deferred revenue recognized as revenue	(3,958)	(6,443)
Ending balance	$9,079	$11,637
The deferred revenue recorded during the three months ended March 31, 2024 and 2023 is comprised primarily of the annual renewals of certain software subscriptions billed during the first quarter of each year and deposits collected for future EHR installations. The deferred revenue recognized as revenue during the three months ended March 31, 2024 and 2023 is comprised primarily of the periodic recognition of annual renewals that were deferred until earned and deposits for future EHR installations that were earned during the period.
Costs to Obtain and Fulfill a Contract with a Customer
Costs to obtain a contract include the commission costs related to SaaS and RCM arrangements, which are capitalized and amortized ratably over the expected life of the customer contract. As a practical expedient, we generally recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset would have been one year or less. Costs to obtain a contract are expensed within the caption “Expenses - Sales and marketing” in the accompanying condensed consolidated statements of income.
Contract fulfillment costs related to the implementation of SaaS arrangements are capitalized and amortized ratably over the expected life of the customer contract. Costs to fulfill contracts consist of the payroll costs for the implementation of SaaS arrangements, including time for training, conversions, and installation that is necessary for the software to be utilized. Contract fulfillment costs are expensed within the caption “Costs of revenue (exclusive of amortization and depreciation) - EHR” in the accompanying condensed consolidated statements of income.
Costs to obtain and fulfill contracts related to SaaS and RCM arrangements are included within the “Prepaid expenses and other current assets” and "Other assets, net of current portion" line items on our condensed consolidated balance sheets as shown in the table below for the three months ended March 31, 2024 and 2023:

(In thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Beginning balance	$13,115	$11,557
Costs to obtain and fulfill contracts capitalized	1,703	1,824
Less costs to obtain and fulfill contracts recognized as expense	(1,884)	(1,264)
Ending balance	$12,934	$12,117

Remaining Performance Obligations
Disclosures regarding remaining performance obligations are not considered material as the overwhelming majority of the Company's remaining performance obligations either (a) are related to contracts with an expected duration of one year or less, or (b) exhibit revenue recognition in the amount to which the Company has the right to invoice.

4.     BUSINESS COMBINATIONS AND DISPOSITIONS
Sale of American HealthTech, Inc.
On January 16, 2024, we entered into a Stock Purchase Agreement (the “Purchase Agreement”), by and among the Company, American HealthTech, Inc. a Mississippi corporation (“AHT”), and Healthland Inc., a Minnesota corporation and an indirect, wholly-owned subsidiary of the Company (“Healthland” and, together with the Company, the “Seller Parties”) and PointClickCare Technologies USA Corp., a Delaware corporation (“Buyer”). The Transaction (hereinafter defined) also closed on January 16, 2024. Under the Purchase Agreement, Buyer purchased from Healthland all of the issued and outstanding capital stock of AHT (the “Transaction”), with AHT becoming a wholly-owned subsidiary of Buyer. Prior to this transaction, results for AHT were reported within our EHR operating segment.

The Purchase Agreement provides for an aggregate purchase price (the “Purchase Price”) of $25 million (the “Base Cash Consideration”), subject to adjustments based on working capital, cash, indebtedness and transaction expenses of AHT. Additionally, pursuant to the Purchase Agreement, a total of approximately $3.75 million was withheld from the Base Cash Consideration at the closing and deposited by Buyer into various escrow accounts with an escrow agent, including $2.5 million as a general indemnity escrow and $1 million as a special indemnity escrow. Based upon the adjustments and the various escrow holdbacks, Buyer paid a net amount of approximately $21.41 million to Healthland at the closing. The Purchase Price was subject to a post-closing true-up. In connection with the closing of the Transaction, Buyer has provided offers of employment to certain key employees of the Company that primarily supported AHT’s business.

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

As part of the divestiture, as of January 16, 2024 we entered into a transition services agreement with the buyer to assist them in the transition of certain functions, including, but not limited to, information technology, finance and accounting for the period of 18 months accordance with the terms of this agreement. Aside from these customary transition services, there will be no continuing involvement after the disposal.

The Company finalized the accounting for the sale during the three months ended March 31, 2024 and has recorded a $1.25 million gain on sale, which is reflected under the caption “Other income” in the condensed consolidated statements of operations.
The accompanying condensed consolidated balance sheet as of December 31, 2023 includes amounts related to this Transaction under the captions "Assets of held for sale disposal group" and "Liabilities of held for sale disposal group", the details of which are as follows as of December 31, 2023:

(In thousands)
Assets of held for sale disposal group
Accounts receivable, net	$3,087
Financing receivables, net	37
Prepaid expenses	34
Software costs, net	3,386
Intangibles, net	11,739
Goodwill	7,694
Total	$25,977

Liabilities of held for sale disposal group
Accounts payable	$178
Other accrued liabilities	576
Deferred tax liability	223
Total	$977
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

Consideration for the acquisition included cash (net of cash of the acquired entity) of $37.4 million (inclusive of seller's transaction expenses). Also included in the acquisition consideration were contingent earnout payments of (i) up to $21.5 million based on the Viewgol business achieving earnings before interest, taxes, depreciation, and amortization (“EBITDA”) of $6.0 million or more during fiscal year 2024 (the “EBITDA Earnout Amount”), and (ii) up to $10.0 million based on the number of productive agents the Viewgol business hires in India in fiscal year 2024 (the “Offshore Earnout Amount”); provided, however, that none of the Offshore Earnout Amounts may be earned if the EBITDA Earnout Amount’s minimum EBITDA threshold of $6.0 million is not achieved during fiscal 2024. During 2023, we incurred approximately $4.7 million of pre-tax acquisition expenses in our condensed consolidated statements of operations.

Our acquisition of Viewgol was treated as a purchase in accordance with ASC 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. Our allocation of the purchase price was based on management's judgment after evaluating several factors, including a valuation assessment.

The preliminary estimated fair values of assets acquired and liabilities assumed as of December 31, 2023, and as updated through March 31, 2024, are as follows:

(In thousands)	Purchase Price Allocation as of December 31, 2023	Purchase Price Allocation as of March 31, 2024
Acquired cash	$1,449	$1,449
Accounts receivable	2,233	2,233
Prepaid expenses	132	132
Property and equipment	1,112	1,112
Intangible assets	17,720	17,720
Goodwill	17,263	17,927
Accounts payable and accrued liabilities	(711)	(711)
Contingent consideration	(1,044)	(1,044)
Net assets acquired	$38,154	$38,818
In March 2024, the Company estimates an additional $664,000 for working capital adjustments will be paid which is reflected under the caption “Goodwill” in the condensed consolidated balance sheet.

The intangible assets in the table above are being amortized on a straight-line basis over their estimated useful lives. The amortization is included under the caption “Amortization of acquisition-related intangibles” in our condensed consolidated statements of operations.

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

Our condensed consolidated statement of operations as of March 31, 2024 includes net sales of $4.8 million, gross profit of $2.1 million, net income of $0.8 million and adjusted EBITDA of $1.0 million (see note 17 - Segment Reporting for more information regarding, and definition of, adjusted EBITDA) attributed to the Viewgol acquistion.

5. PROPERTY AND EQUIPMENT
Property and equipment, net was comprised of the following at March 31, 2024 and December 31, 2023:

(In thousands)	March 31, 2024	December 31, 2023
Land	$2,848	$2,848
Buildings and improvements	8,487	8,481
Computer equipment	10,241	10,104
Leasehold improvements	631	631
Office furniture and fixtures	618	586
Automobiles	18	18
Property and equipment, gross	22,843	22,668
Less: accumulated depreciation	(14,093)	(13,694)
Property and equipment, net	$8,750	$8,974

7.     OTHER ACCRUED LIABILITIES
Other accrued liabilities was comprised of the following at March 31, 2024 and December 31, 2023:

(In thousands)	March 31, 2024	December 31, 2023
Salaries and benefits	$9,125	$5,194
Severance	3,359	5,806
Commissions	714	1,185
Contingent consideration	1,044	1,044
Operating lease liabilities, current portion	1,601	1,804
Other	2,383	4,859
Other accrued liabilities	$18,226	$19,892

8.     NET INCOME (LOSS) PER SHARE
The Company presents basic and diluted earnings per share (“EPS”) data for its common stock. Basic EPS is calculated by dividing the net income attributable to stockholders of the Company by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is determined by adjusting the net income attributable to stockholders of the Company and the weighted average number of shares of common stock outstanding during the period for the effects of all dilutive potential common shares, including awards under stock-based compensation arrangements.
The Company's unvested restricted stock awards (see Note 10 - Stock-Based Compensation and Equity) are considered participating securities under ASC 260, Earnings Per Share, because they entitle holders to non-forfeitable rights to dividends until the awards vest or are forfeited. When a company has a security that qualifies as a “participating security,” the Codification requires the use of the two-class method when computing basic EPS. The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In determining the amount of net income to allocate to common stockholders, income is allocated to both common stock and participating securities based on their respective weighted average shares outstanding for the period, with net income attributable to common stockholders ultimately equaling net income less net income attributable to participating securities. Diluted EPS for the Company's common stock is computed using the more dilutive of the two-class method or the treasury stock method.

The following is a calculation of the basic and diluted EPS for the Company's common stock, including a reconciliation between net income and net income attributable to common stockholders:

	Three Months Ended March 31,
(In thousands, except per share data)	2024	2023
Net income (loss)	$(2,516)	$3,084
Less: Net (income) loss attributable to participating securities	68	(63)
Net income (loss) attributable to common stockholders	$(2,448)	$3,021

Weighted average shares outstanding used in basic per common share computations	14,234	14,136
Add: Dilutive potential common shares	—	—
Weighted average shares outstanding used in diluted per common share computations	14,234	14,136

Basic EPS	$(0.17)	$0.21
Diluted EPS	$(0.17)	$0.21

During 2022, 2023, and 2024, performance share awards were granted to certain executive officers and key employees of the Company that will result in the issuance of common stock if the predefined performance criteria are met. The awards provide for an aggregate target of 512,103 shares, of which none have been included in the calculation of diluted EPS for the three months ended March 31, 2024 because the related threshold award performance levels have not been achieved as of March 31, 2024. See Note 10 - Stock-Based Compensation and Equity for more information.

6. SOFTWARE DEVELOPMENT
Software development costs are accounted for in accordance with ASC 350-40, Internal-Use Software. We capitalize incurred labor costs for software development from the time the preliminary project phase is completed until the software is available for general release. Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. We amortize capitalized software value on a straight-line basis over that estimated useful life of five years. If the actual useful life of the asset is determined to be shorter than our estimated useful life, we will amortize the remaining book value over the remaining actual useful life, or the asset may be deemed to be impaired and, accordingly, a write-down of the value of the asset may be recorded as a charge to earnings. Amortization begins when the related software features are placed in service.
Software development costs, net was comprised of the following at March 31, 2024 and December 31, 2023:

(In thousands)	March 31, 2024	December 31, 2023
Software development costs	$56,188	$51,349
Less: accumulated amortization	(14,951)	(12,210)
Software development costs, net	$41,237	$39,139

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

Our effective tax rate for the three months ended March 31, 2024 increased to 38.8% from 20.8% for the three months ended March 31, 2023, with the largest contributing factor being the impact of the gain recorded on the sale of American HealthTech, Inc. Also impacting the effective tax rate is the research and development ("R&D") tax credit. This credit, which is not correlated with taxable income, resulted in an incremental benefit of 24.2% during the first quarter of 2024 over the corresponding benefit during the first quarter of 2023. In periods with taxable income, the benefit from the R&D tax credit serves to reduce income tax expense, thereby lowering the effective tax rate. However, in periods with taxable loss, the benefit from the R&D tax credit serves to increase the income tax benefit, thereby increasing the effective tax rate.

10.   STOCK-BASED COMPENSATION AND EQUITY
Stock-based compensation expense is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employees’ or non-employee directors’ requisite service period.
The following table details total stock-based compensation expense for the three months ended March 31, 2024 and 2023, included in the condensed consolidated statements of income:

	Three Months Ended March 31,
(In thousands)	2024	2023
Costs of revenue (exclusive of amortization and depreciation)	$36	$181
Other expenses	764	1,066
Pre-tax stock-based compensation expense	800	1,247
Less: income tax effect	(168)	(274)
Net stock-based compensation expense	$632	$973
The Company's stock-based compensation awards are in the form of restricted stock and performance share awards granted pursuant to the Company's Amended and Restated 2019 Incentive Plan (the "Plan"). As of March 31, 2024, there was $12.4 million of unrecognized compensation expense related to unvested and unearned, as applicable, stock-based compensation arrangements granted under the Plan, which is expected to be recognized over a weighted-average period of 2.4 years.
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

A summary of restricted stock activity under the Plan during the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Shares	Weighted-Average Grant Date Fair Value Per Share	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested restricted stock outstanding at beginning of period	343,315	$29.08	281,161	$32.24
Granted	495,003	10.03	185,487	29.23
Vested	(145,180)	31.90	(133,298)	31.33
Forfeited	(44,122)	31.32	—	—
Unvested restricted stock outstanding at end of period	649,016	$14.73	333,350	$30.93
Performance Share Awards
The Company grants performance share awards to executive officers and certain key employees under the Plan, with the number of shares of common stock earned and issuable under each award determined at the end of a three-year performance period, based on the Company's achievement of performance goals predetermined by the Compensation Committee of the Board of Directors at the time of grant. These performance share awards include a modifier to the total number of shares earned based on the Company's total shareholder return (“TSR”) compared to a small-cap stock market index. If certain levels of the performance objective are met, the award results in the issuance of shares of common stock corresponding to such level. Performance share awards that result in the issuance of shares of common stock are not subject to time-based vesting at the conclusion of the three-year performance period.
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
The recipients of performance share awards do not receive dividends or possess voting rights during the performance period and, accordingly, the fair value of the performance share awards is the quoted market value of TruBridge’s common stock on the grant date less the present value of the expected dividends not received during the relevant period. The TSR modifier applicable to the performance share awards is considered a market condition and therefore is reflected in the grant date fair value of the award. A Monte Carlo simulation has been used to account for this market condition in the grant date fair value of the award.
Expense related to performance share awards is recognized using ratable straight-line amortization over the three-year performance period. In the event the Company determines it is no longer probable that the minimum performance level will be achieved, all previously recognized compensation expense related to the applicable awards is reversed in the period such a determination is made.

A summary of performance share award activity under the Plan during the three months ended March 31, 2024 and 2023 is as follows, based on the target award amounts set forth in the performance share award agreements:

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Shares	Weighted-Average Grant Date Fair Value Per Share	Shares	Weighted-Average Grant Date Fair Value Per Share
Performance share awards outstanding at beginning of period	273,791	$33.17	252,375	$31.84
Granted	323,461	10.03	123,406	31.21
Forfeited or unearned	(85,149)	37.98	(96,069)	26.96
Performance share awards outstanding at end of period	512,103	$18.24	279,712	$33.24

Stock Repurchases
On September 4, 2020, our Board of Directors approved a stock repurchase program under which we were authorized to repurchase up to $30.0 million of our common stock through September 3, 2022. On July 27, 2022, the Board of Directors extended the expiration date of the stock repurchase program to September 4, 2024. We repurchased 49,789 shares for the three months ended March 31, 2023, and there were no shares repurchased for three months ended March 31, 2024. The approximate dollar value of shares that may yet be repurchased under the stock repurchase program was $16.5 million as of March 31, 2024. Any future stock repurchase transactions may be made through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Any repurchase activity will depend on many factors, such as the availability of shares of our common stock, general market conditions, the trading price of our common stock, alternative uses for capital, the Company’s financial performance, compliance with the terms of our Amended and Restated Credit Agreement and other factors. Concurrent with the authorization of this stock repurchase program in September 2020, the Board of Directors opted to indefinitely suspend all quarterly dividends.
In addition to shares repurchased under the approved stock repurchase program, we purchased 41,000 and 39,716 shares as of March 31, 2024 and 2023, respectively, to fund required tax withholdings. Shares withheld to cover required tax withholdings related to the vesting of restricted stock do not reduce our total share repurchase authority.
Common Stock Rights Agreement
On March 26, 2024, the Company’s board of directors declared a dividend of one right (a “Right”) for each of the Company’s issued and outstanding shares of common stock. The dividend was paid to the stockholders of record at the close of business on April 4, 2024. Each Right initially entitles the registered holder, subject to the terms of the Rights Agreement (as defined below), to purchase from the Company one half of a share of common stock, at an exercise price of $28.00 for each one half of a share of common stock (equivalent to $56.00 for each whole share of common stock), subject to certain adjustments. The Rights currently are not exercisable and will only become exercisable upon the occurrence of certain events as described in the Rights Agreement. The Rights will expire prior to the earliest of (i) the close of business on March 25, 2025, or such later date as may be established by the Board prior to the expiration of the Rights; (ii) the time at which the Rights are redeemed pursuant to the Rights Agreement; (iii) the time at which the Rights are exchanged pursuant to the Rights Agreement; and (iv) upon the occurrence of certain transactions (the earliest of (i), (ii), (iii) and (iv) is referred to as the “Expiration Date”). The complete description and terms of the Rights are set forth in the Rights Agreement, dated as of March 26, 2024, by and between the Company and Computershare Trust Company, N.A. as rights agent, as amended by the Amendment to the Rights Agreement dated as of April 22, 2024 (as amended, the “Rights Agreement”). Given the nature of the Rights and their contingent activation, which has been deemed remote, no value is recognized in stockholders’ equity.

11.   FINANCING RECEIVABLES
Short-Term Payment Plans
The Company provides fixed monthly payment arrangements ("short-term payment plans") over terms ranging from three to twelve months for certain add-on software installations. As a practical expedient, we do not adjust the amount of consideration recognized as revenue for the financing component as unearned income when we expect payment within one year or less. These receivables, included in the current portion of financing receivables, were comprised of the following at March 31, 2024 and December 31, 2023:

(In thousands)	March 31, 2024	December 31, 2023
Short-term payment plans, gross	$666	$788
Less: allowance for losses	(33)	(39)
Short-term payment plans, net	$633	$749
Long-Term Financing Arrangements
Additionally, the Company provides financing for purchases of its information and patient care systems to certain healthcare providers under long-term financing arrangements expiring in various years through 2030. Under long-term financing arrangements, the transaction price is adjusted by a discount rate that reflects market conditions that would be used for a separate financing transaction between the Company and licensee at contract inception, and takes into account the credit characteristics of the licensee and market interest rates as of the date of the agreement. As such, the amount of fixed fee revenue recognized at the beginning of the license term will be reduced by the calculated financing component. As payments are received from the licensee, the Company recognizes a portion of the financing component as interest income, reported as other income in the condensed consolidated statements of income. These receivables typically have terms from two to seven years.
The components of these receivables were as follows at March 31, 2024 and December 31, 2023:

(In thousands)	March 31, 2024	December 31, 2023
Long-term financing arrangements, gross	$4,660	$5,212
Less: allowance for expected credit losses	(350)	(377)
Less: unearned income	(316)	(361)
Long-term financing arrangements, net	$3,994	$4,474
Future minimum payments to be received subsequent to March 31, 2024 are as follows:

(In thousands)
Years Ending December 31,
2024	$2,375
2025	1,938
2026	206
2027	69
2028	62
Thereafter	10
Total minimum payments to be received	4,660
Less: allowance for expected credit losses	(350)
Less: unearned income	(316)
Receivables, net	$3,994

Credit Quality of Financing Receivables and Allowance for Expected Credit Losses
The following table is a roll-forward of the allowance for expected credit losses for the three months ended March 31, 2024 and year ended December 31, 2023:

(In thousands)	Balance at Beginning of Period	Provision	Charge-offs	Recoveries	Sale of AHT	Balance at End of Period
March 31, 2024	$416	$(31)	$—	$—	$(2)	$383
December 31, 2023	$549	$(133)	$—	$—	$—	$416
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
Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. To facilitate customer collection and credit monitoring efforts, financing receivable amounts are invoiced and reclassified to trade accounts receivable when they become due, with all invoiced amounts placed on nonaccrual status. As a result, all past due amounts related to the Company’s financing receivables are included in trade accounts receivable in the accompanying condensed consolidated balance sheets. The following is an analysis of the age of financing receivables amounts (excluding short-term payment plans) that have been reclassified to trade accounts receivable and were past due as of March 31, 2024 and December 31, 2023:

(In thousands)	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due
March 31, 2024	$532	$275	$495	$1,302
December 31, 2023	$857	$231	$323	$1,411
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

(In thousands)	March 31, 2024	December 31, 2023
Stratification of uninvoiced client financing receivables based on aging of related trade accounts receivable:
Uninvoiced client financing receivables related to trade accounts receivable that are 1 to 90 Days Past Due	$984	$1,068
Uninvoiced client financing receivables related to trade accounts receivable that are 91 to 180 Days Past Due	839	1,720
Uninvoiced client financing receivables related to trade accounts receivable that are 181 + Days Past Due	1,348	965
Total uninvoiced client financing receivables balances of clients with a trade accounts receivable	$3,171	$3,753
Total uninvoiced client financing receivables of clients with no related trade accounts receivable	1,173	1,098
Total financing receivables with contractual maturities of one year or less	666	788
Less: allowance for expected credit losses	(383)	(416)
Total financing receivables	$4,627	$5,223

12. INTANGIBLE ASSETS AND GOODWILL
The following tables summarize the gross carrying amounts, accumulated amortization and accumulated impairment of identifiable intangible assets with definite lives by major class as of March 31, 2024 and December 31, 2023:

	March 31, 2024
(In thousands)	Customer Relationships	Trademark	Developed Technology	Non-Compete Agreements	Total
Gross carrying amount, beginning of period	$116,470	$7,720	$31,900	$1,620	$157,710
Accumulated amortization	(43,031)	(5,378)	(20,269)	(604)	(69,282)
Accumulated impairment	—	(2,342)	—	—	(2,342)
Net intangible assets as of March 31, 2024	$73,439	$—	$11,631	$1,016	$86,086
Weighted average remaining years of useful life	8.2	0.0	8.3	3.2	8.2

	December 31, 2023
(In thousands)	Customer Relationships	Trademark	Developed Technology	Non-Compete Agreements	Total
Gross carrying amount, beginning of period	$132,170	$12,320	$40,800	$1,400	$186,690
Intangible assets acquired	16,100	—	1,400	220	17,720
Accumulated amortization	(63,686)	(6,974)	(29,934)	(522)	(101,116)
Accumulated impairment	—	(2,342)			(2,342)
Held for sale	(8,735)	(3,004)			(11,739)
Net intangible assets as of December 31, 2023	$75,849	$—	$12,266	$1,098	$89,213

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
The following table represents the remaining amortization of definite-lived intangible assets as of March 31, 2024:

(In thousands)
For the year ended December 31,
2024	$9,379
2025	12,190
2026	11,517
2027	10,497
2028	10,203
Thereafter	32,300
Total	$86,086
The following table sets forth the change in the carrying value of our goodwill balances by reportable segment for the three months ended March 31, 2024:

(In thousands)	RCM	EHR	Patient Engagement	Total
Gross value at December 31, 2023	$79,084	$126,665	$9,767	$215,516
Accumulated impairment	—	(28,307)	(7,606)	(35,913)
Held for sale	—	(7,694)	—	(7,694)
Carrying value at December 31, 2023	79,084	90,664	2,161	171,909
Purchase price adjustment (Viewgol)	664	—	—	664
Gross value at March 31, 2024	79,748	118,971	9,767	208,486
Accumulated impairment	—	(28,307)	(7,606)	(35,913)
Carrying value as of March 31, 2024	$79,748	$90,664	$2,161	$172,573

Goodwill is evaluated for impairment annually on October 1, or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist. During the three months ended March 31, 2024, our share price experienced a sustained decline resulting in a decrease in our market capitalization. This decline in share price was identified as a triggering event requiring a quantitative assessment for goodwill impairment in each of our reporting units.

Our reporting units assessed for impairment of goodwill include: RCM (formerly the “TruBridge” reporting unit), EHR, and Patient Engagement (formerly a component of our former “TruBridge” reporting unit). We continue to monitor each reporting unit for interim impairment indicators and believe that the estimates and assumptions used in calculations are reasonable as of March 31, 2024. By using a combination of the income and market valuation approaches. Under the income approach, we used a discounted cash flow model, which utilizes present values of cash flows to estimate fair value. Our forecasted cash flows reflected conditions as of March 31, 2024, and reflected management’s anticipated business outlook for each reporting unit, which requires the use of estimates. The market approach applied selected trading multiples of companies comparable to the respective reporting units to the Company’s financial measures. The income approach was given significantly more weight in determining the fair values. These quantitative evaluations of the fair values of each of our reporting units resulted in no impairment as of March 31, 2024. Should the fair value of any of our reporting units fall below its carrying amount because of reduced operating performance, market declines, and other adverse factors, goodwill impairment charges may be necessary in future period.

13. LONG-TERM DEBT
Long-term debt was comprised of the following at March 31, 2024 and December 31, 2023:

(In thousands)	March 31, 2024	December 31, 2023
Term loan facility	$63,000	$63,875
Revolving credit facility	123,416	135,723
Debt obligations	186,416	199,598
Less: unamortized debt issuance costs	(1,610)	(1,187)
Debt obligation, net	184,806	198,411
Less: current portion	(3,074)	(3,141)
Long-term debt	$181,732	$195,270
As of March 31, 2024, the carrying value of debt approximated the fair value due to the variable interest rate, which reflected the market rate.
Credit Agreement
In conjunction with our acquisition of Healthland Holding Inc. ("HHI") in January 2016, we entered into a syndicated credit agreement with Regions Bank ("Regions") serving as administrative agent, which provided for a $125 million term loan facility and a $50 million revolving credit facility. On June 16, 2020, we entered into an Amended and Restated Credit Agreement that increased the aggregate principal amount of our credit facilities to $185 million, including a $75 million term loan facility and a $110 million revolving credit facility. On May 2, 2022, we entered into a First Amendment (the "First Amendment") to the Credit Agreement that increased the aggregate principal amount of our credit facilities to $230 million, which includes a $70 million term loan facility and a $160 million revolving credit facility. In addition, the interest rate provisions of the First Amendment reflect the transition from the London Interbank Offered Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR") as the new benchmark interest rate for each loan.
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
Anticipated annual future maturities of the term loan facility and revolving credit facility are as follows as of March 31, 2024:

(In thousands)
2024	$2,625
2025	3,500
2026	3,500
2027	176,791
$186,416
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
As of September 30, 2023, we were not in compliance with the fixed charge coverage ratio required by the Amended and Restated Credit Agreement. On November 8, 2023, the Company and the subsidiary guarantors entered into a Waiver with Regions Bank, as administrative agent, and various other lenders, which provided for a one-time waiver of this failure as an event of default. As of December 31, 2023, the Company was similarly not in compliance with the fixed charge coverage ratio required by the Amended and Restated Credit Agreement, and a one-time waiver was provided in conjunction with the Fourth Amendment to the Amended and Restated Credit Agreement (described below). Any failure by us to comply with this or another covenant in the future may result in an event of default. There can be no assurance that we will be able to continue to comply with this covenant or obtain amendments to avoid future covenant violations, or that such amendments will be available on commercially acceptable terms.
The First Amendment removed the requirement of mandatory prepayment of the credit facilities with excess cash flow generated during the prior fiscal year. The Company is permitted to voluntarily prepay the credit facilities at any time without penalty, subject to customary “breakage” costs with respect to prepayments of SOFR rate loans made on a day other than the last day of any applicable interest period.
Credit Facility Third Amendment
On January 16, 2024, the Company entered into a Third Amendment (the “Third Amendment”) to the Amended and Restated Credit Agreement, dated as of June 16, 2020, by and among the Company; the Subsidiary Guarantors; Regions Bank, as administrative agent and collateral agent; and various other lenders from time to time. Capitalized terms used but not defined herein shall have the meanings ascribed to them in the Credit Agreement.
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
Finally, the Consolidated Fixed Charge Coverage Ratio covenant was decreased from 1.25:1.00 to 1.15:1.00 for each fiscal quarter ending March 31, 2024 through and including December 31, 2024. As of December 31, 2023, the Company was not in compliance with the Consolidated Fixed Charge Coverage Ratio required by the Credit Agreement, and the Fourth Amendment provides for a one-time waiver of this failure as an event of default. We believe that we were in compliance with the covenants contained in such agreement as of March 31, 2024.
14.   OPERATING LEASES
The Company leases office space in various locations in Alabama, Pennsylvania, Maryland, Mississippi, and Washington. These leases have terms expiring from 2024 through 2029 but do contain optional extension terms. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.
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
Supplemental balance sheet information related to operating leases was as follows:

(In thousands)	March 31, 2024	December 31, 2023
Operating lease assets:
Operating lease assets	$4,672	$5,192
Operating lease liabilities:
Other accrued liabilities	1,601	1,804
Operating lease liabilities, net of current portion	2,848	3,074
Total operating lease liabilities	$4,449	$4,878
Weighted average remaining lease term in years	3.9	4
Weighted average discount rate	4.1%	4.2%
Because our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. We used the incremental borrowing rate on January 1, 2019, for operating leases that commenced prior to that date.

The future minimum lease payments payable under these operating leases subsequent to March 31, 2024 are as follows:

(In thousands)
2024	$1,326
2025	1,063
2026	1,025
2027	706
2028	462
Thereafter	231
Total lease payments	4,813
Less imputed interest	(364)
Total	$4,449
Total lease expense for the three months ended March 31, 2024 and 2023 was $0.5 million and $0.6 million, respectively.
Total cash paid for amounts included in the measurement of lease liabilities within operating cash flows from operating leases for the three months ended March 31, 2024 and 2023 was $0.5 million and $0.6 million, respectively.

15.  COMMITMENTS AND CONTINGENCIES
From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. Management does not believe it is reasonably possible that such matters will have a material adverse effect on the Company’s financial statements. The Company recorded a liability of $1.0 million related to contingent consideration for Viewgol's former equity holders as of December 31, 2023 and March 31, 2024.
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
At March 31, 2024, we measured the fair value of contingent consideration that represents the potential earnout incentive for Viewgol’s former equity holders. We estimated the fair value of these contingent consideration based on the probability of Viewgol meeting EBITDA targets (subject to certain pro-forma adjustments).

The following table summarizes the carrying amount and fair value of the contingent consideration at March 31, 2024:

		Fair Value at March 31, 2024 Using
(In thousands)	Carrying Amount at March 31, 2024	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Contingent consideration	$1,044	$—	$—	$1,044
Total	$1,044	$—	$—	$1,044

17.  SEGMENT REPORTING
Our chief operating decision makers (“CODM”) identifies the following three operating segments “RCM”, “EHR”, and “Patient Engagement”. These segments represent the components of the Company for which separate financial information is available that is utilized on a regular basis by the CODM in assessing segment performance and in allocating the Company's resources. Management evaluates the performance of the segments based on revenues and adjusted EBITDA. The Company previously evaluated the performance of the segments based on segment gross profit. Management believes adjusted EBITDA is a useful measure to assess the performance and liquidity of the Company as it provides meaningful operating results by excluding the effects of expenses that are not reflective of its operating business performance. Our CODM group is comprised of the Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer. Accounting policies for each of the reportable segments are the same as those used on a consolidated basis.
Adjusted EBITDA consists of GAAP net income (loss) as reported and adjusts for (i) depreciation expense; (ii) amortization of software development costs; (iii) amortization of acquisition-related intangible assets; (iv) stock-based compensation; (v) severance and other non-recurring charges; (vi) interest expense and other, net; and (ix) the provision (benefit) for income taxes. There are no intersegment revenues to be eliminated in computing segment revenue.
The CODM do not evaluate operating segments nor make decisions regarding operating segments based on assets. Consequently, we do not disclose total assets by reportable segment.
The following table presents a summary of the revenues and adjusted EBITDA of our three operating segments for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(In thousands)	2024	2023
Revenues by segment:
RCM	$53,038	$48,631
EHR
Recurring revenue
Acute EHR	25,910	27,613
Post-acute EHR	582	3,906
Total recurring EHR revenue	26,492	31,519
Non-recurring revenue
Acute EHR	1,449	3,292
Post-acute EHR	81	380
Total non-recurring EHR revenue	1,530	3,672
Total EHR revenue	$28,022	$35,191
Patient Engagement	2,187	2,411
Total revenues	$83,247	$86,233

Adjusted EBITDA by segment:
RCM	$6,396	$7,898
EHR	2,929	6,157
Patient Engagement	129	588
Total adjusted EBITDA	$9,454	$14,643

The following table reconciles net income to adjusted EBITDA:

	Three Months Ended March 31,
(In thousands)	2024	2023
Net income (loss), as reported	$(2,516)	$3,084
Depreciation expense	400	499
Amortization of software development costs	2,742	1,486
Amortization of acquisition-related intangibles	3,127	4,014
Stock-based compensation	800	1,247
Severance and other non-recurring charges	3,844	1,104
Interest expense	4,072	2,669
Gain on sale of AHT	(1,250)	—
Other	(173)	(269)
Provision (benefit) for income taxes	(1,592)	809
Total adjusted EBITDA	$9,454	$14,643
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
•Other – Other charges consist of a miscellaneous of items such as interest income, service charges, other (income)/loss, and foreign currency (gain)/loss. We exclude these other charges from adjusted EBITDA because we believe (i) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such expenses can vary significantly between periods.

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
•our operations could be significantly disrupted due to the ongoing implementation of a new enterprise resource planning software solution;
•our operations could be significantly disrupted if we do not effectively implement a new enterprise resource planning software solution;
•exposure to numerous and often conflicting laws, regulations, policies, standards or other requirements through our international business activities;
•potential litigation against us and investigations;
•our use of an international workforce and offshore third-party resources;
•pandemics and other public health crises and related economic disruptions;
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
•exposure to liability in the event we provide inaccurate claims data to payers;
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
Additional information concerning these and other factors that could cause differences between forward-looking statements and future actual results is discussed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023 and our subsequent Quarterly Reports on Form 10-Q.
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
Founded in 1979, TruBridge is a leading provider of healthcare solutions and services for community hospitals, their clinics and other healthcare systems. Our combined companies are focused on helping improve the health of the communities we serve, connecting communities for a better patient care experience, and improving the financial operations of our customers.
The Company operates its business in three operating segments, which are also our reportable segments: RCM, EHR, and Patient Engagement. The individual companies align with the reporting segments and contribute towards the combined focus of improving the health of the communities we serve as follows:
•The revenue cycle management (“RCM”) reporting segment focuses on providing business management, consulting, and managed IT services along with its complete RCM solution for all care settings, regardless of their primary healthcare information solutions provider.
•The electronic healthcare record (“EHR”) segment provides comprehensive acute care EHR solutions and related services for community hospitals, their physician clinics, and skilled nursing and assisted living facilities. Prior to our sale of American HealthTech, Inc. in January 2024, our EHR segment also provided post-acute care EHR solutions and related services for skilled nursing and assisted living facilities.
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

See Note 17 - Segment Reporting of the condensed consolidated financial statements included herein for additional information on our three reportable segments.
Management Overview
Strategy
Our core strategy is to achieve meaningful long-term revenue growth by cross-selling RCM services into our existing EHR customer base, expanding RCM market share with sales to new community hospitals and larger health systems, and pursuing competitive EHR takeaway opportunities in the acute care markets. We may also seek to grow through acquisitions of businesses, technologies or products if we determine that such acquisitions are likely to help us meet our strategic goals.
The opportunity to cross-sell RCM services is greatest within our Acute Care EHR customer base. As such, retention of existing Acute Care EHR customers is a key component of our long-term growth strategy by protecting this base of potential RCM customers, while at the same time serving as a leading indicator of our market position and stability of revenues and cash flows.
We determine retention rates by reference to the amount of beginning-of-period Acute Care EHR recurring revenues that have not been lost due to customer attrition from our production environment customer base. Production environment customers are those that are using our applications to document live patient encounters, as opposed to legacy environment customers that have view-only access to historical patient records. Since 2019, these retention rates have consistently remained in the mid-to-high 90th percentile ranges. Specifically, we achieved retention rates of 92.1% in 2023, 98.2% in 2022 and 94.9% in 2021. The annualized retention rate in the first three months of 2024 was 91.1%, as EHR product consolidation has led to an increase in attrition from our non-flagship products. We have increased customer retention efforts by enhancing support services, investing in tooling and instrumentation to proactively monitor for potential disruptions, and deploying in-application experience software that delivers application-specific insights while using our products.
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
While the combination of revenue growth and operating leverage results in increased margin realization, we also look to increase margins through specific cost containment measures where appropriate as we continue to leverage opportunities for greater operating efficiencies. However, in the immediate future, we anticipate incremental margin pressure from the continued client transition from perpetual license arrangements to “Software as a Service” (“SaaS”) arrangements as described below.
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
The overwhelming majority of our historical EHR installations have been under a perpetual license model, but new customer demand has dramatically shifted towards a SaaS license model in the past several years. SaaS license models made up only 12% of annual new acute care EHR installations in 2018, increasing to 100% during 2023 and the first three months of 2024. These SaaS offerings are attractive to our clients because this configuration allows them to obtain access to advanced software products without a significant initial capital outlay. We expect this trend to continue for the foreseeable future, with the resulting impact on the Company’s financial statements being reduced EHR revenues in the period of installation in exchange for increased recurring periodic revenues (reflected in EHR revenues) over the term of the SaaS arrangement. This naturally places downward pressure on short-term revenue growth and profitability metrics, but benefits long-term revenue growth and profitability which, in our view, is consistent with our goal of delivering long-term shareholder value.
For customers electing to purchase our technology solutions under a traditional perpetual license, we have historically made financing arrangements available on a case-by-case basis, depending on the various aspects of the proposed contract and customer attributes. These financing arrangements have comprised the majority of our perpetual license installations over the past several years, and include short-term payment plans and longer-term lease financing through us or third-party financing companies. The aforementioned shift in customer preference towards SaaS arrangements has significantly reduced the frequency of new financing arrangements for customer purchases under a perpetual license. When combined with scheduled payments on existing financing arrangements, the reduced frequency of new financing arrangements has resulted in a substantial reduction in financing receivables during 2023 and the first three months of 2024.
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
Results of Operations
During the first three months of 2024, we generated revenues of $83.2 million from the sale of our products and services, compared to $86.2 million during the first three months of 2023, a decrease of 3% that is due to decreased revenues in our EHR segment partially offset by inorganic growth in RCM due to the acquisition of Viewgol. Net income (loss) decreased by $5.6 million to a net loss of $2.5 million during the first three months of 2024 from the prior-year period due to the combined effects of (i) increased severance costs associated with strategic efforts to right-size headcount, (ii) increased non-recurring charges largely related to executive leadership reorganization costs and rebranding efforts, (iii) increased interest expense due to acquisition-fueled growth in long-term debt and a rising interest rate environment, (iv) increased costs related to our strategy to migrate to a public cloud environment in order to increase business agility and improve security, and (v) increased amortization of capitalized software development costs.
The following table sets forth certain items included in our results of operations for the three months ended March 31, 2024 and 2023, expressed as a percentage of our total revenues for these periods:

	Three Months Ended March 31,
	2024		2023
(In thousands)	Amount	% Sales	Amount	% Sales
INCOME DATA:
Revenues
RCM	$53,038	63.7%	$48,631	56.4%
EHR	28,022	33.7%	35,191	40.8%
Patient Engagement	2,187	2.6%	2,411	2.8%
Total revenues	83,247	100.0%	86,233	100.0%
Expenses
Costs of revenue (exclusive of amortization and depreciation)
RCM	29,597	35.6%	27,183	31.5%
EHR	11,287	13.6%	16,348	19.0%
Patient Engagement	875	1.1%	646	0.7%
Total costs of revenue (exclusive of amortization and depreciation)	41,759	50.2%	44,177	51.2%
Product development	10,689	12.8%	8,352	9.7%
Sales and marketing	6,592	7.9%	6,957	8.1%
General and administrative	19,396	23.3%	14,453	16.8%
Amortization	5,869	7.1%	5,500	6.4%
Depreciation	400	0.5%	499	0.6%
Total expenses	84,705	101.8%	79,938	92.7%
Operating income (loss)	(1,458)	(1.8)%	6,295	7.3%
Other income (expense):
Other income	1,422	1.7%	267	0.3%
Interest expense	(4,072)	(4.9)%	(2,669)	(3.1)%
Total other income (expense)	(2,650)	(3.2)%	(2,402)	(2.8)%
Income (loss) before taxes	(4,108)	(4.9)%	3,893	4.5%
Provision (benefit) for income taxes	(1,592)	(1.9)%	809	0.9%
Net income (loss)	$(2,516)	(3.0)%	$3,084	3.6%

Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023
Revenues
Total revenues for the three months ended March 31, 2024 decreased by $3.0 million compared to the three months ended March 31, 2023.
RCM revenues increased by $4.4 million, or 9%, compared to the first quarter of 2023 due to the acquisition of Viewgol, which increased RCM revenue by $4.7 million. Revenues excluding Viewgol decreased by $0.3 million. The decline was driven by customer attrition and was partially offset by new contracts. Recurring RCM revenues were $51.7 million, or 97.5% of total RCM revenues.
EHR revenues decreased by $7.2 million, or 20%, compared to the first quarter of 2023, and were comprised of the following during the respective periods:

	Three Months Ended March 31,
(In thousands)	2024	2023
Recurring EHR revenues (1)
Acute Care EHR	$25,910	$27,613
Post-acute Care EHR	582	3,906
Total recurring EHR revenues	26,492	31,519
Non-recurring EHR revenues (2)
Acute Care EHR	1,449	3,292
Post-acute Care EHR	81	380
Total non-recurring EHR revenues	1,530	3,672
Total EHR revenues	$28,022	$35,191

(1) Mostly comprised of support and maintenance, third-party subscriptions, and SaaS revenues.

(2) Mostly comprised of installation revenues from the sale of our acute care and post-acute care EHR solutions and related applications under a perpetual (non-subscription) licensing model.
Recurring EHR revenues decreased by $5.0 million, or 16%, compared to the first quarter of 2023. The decrease is driven by the sale of American HealthTech, Inc. in January of 2024, which caused a decrease in Post-acute Care recurring revenues of $3.3 million. Acute Care EHR revenues decreased by $1.7 million primarily as a result of a decline in support revenues due to customer migration to SaaS arrangements and attrition of customers using our Centriq platform which is set to be sunset at the end of 2024.
Non-recurring EHR revenues decreased by $2.1 million, or 58%, compared to the first quarter of 2023. The consequence of our continued focus on increasing recurring revenues has been the de-emphasizing of nonrecurring, perpetual license sales. In addition, $0.3 million of the decrease is attributable to the sale of our Post-acute EHR business in January 2024.
Patient Engagement revenues decreased by $0.2 million, or 9%, compared to the prior year period due the renewal timing of annual licenses.
Costs of Revenue (exclusive of amortization and depreciation)
Total costs of revenue (exclusive of amortization and depreciation) decreased by $2.4 million compared to the first quarter of 2023. As a percentage of total revenues, costs of revenue (exclusive of amortization and depreciation) decreased to 50% of revenues during the first quarter of 2024 compared to 51% during the first quarter of 2023.
Costs associated with our RCM revenues increased by $2.4 million, or 9%, compared to the first quarter of 2023, as a result of increased costs of sales from Viewgol of $2.6 million. Costs associated with revenues excluding Viewgol decreased by $0.2 million primarily due to the increased utilization of offshore labor resources.
Costs associated with our EHR revenues decreased by $5.1 million, or 31%, compared to the first quarter of 2023, primarily due to (i) the sale of American HealthTech, Inc. in January 2024, which decreased payroll and software costs, (ii) our vendor savings initiative which led to software expense reductions, and (iii) headcount reduction as a result of our voluntary early retirement program in 2023.

Costs associated with our Patient Engagement revenues were effectively flat, increasing by only $0.2 million compared to the first quarter of 2023.
Product Development
Product development expenses consist primarily of compensation and other employee-related costs (including stock-based compensation) and infrastructure costs incurred, but not capitalized, for new product development and product enhancements. Product development costs increased by $2.3 million, or 28%, compared to the first quarter of 2023, primarily due to a decrease in capitalizable projects such as the sunsetting of Centriq compared to 2023 and increased costs related to our strategy to migrate to a public cloud environment. Centriq is a web-based acute-care EHR platform. We are discontinuing support and services of the Centriq platform as of December 31, 2024. Many of the clients that used Centriq have already migrated to the TruBridge EHR platform.
Sales and Marketing
Sales and marketing costs decreased by $0.4 million, or 5%, compared to the first quarter of 2023, driven by reduced payroll and marketing program costs.
General and Administrative
General and administrative expenses increased by $4.9 million, or 34%, compared to the first quarter of 2023. The increase was partially driven by the acquisition of Viewgol resulting in $0.9 million of incremental expense. The increase was further driven by (i) an increase in non-recurring severance costs of $1.7 million, (ii) an increase in non-recurring expenses of $1.1 million related to executive transformation and rebranding efforts, (iii) and increased bad debt reserve of $0.7 million as a result of increased aged receivables.
Amortization & Depreciation
Combined amortization and depreciation expense increased by $0.3 million, or 5%, as increasing capitalized software development asset balances resulted in an increase in the related amortization.
Total Other Income (Expense)
Total other expense increased $0.3 million during the first quarter of 2024 compared to the first quarter of 2023, The change was driven by an increased in interest expense $1.4 million offset by gain on sale of AHT of $1.3 million. Interest expense was effected by interest rate environment and a higher level of funded debt.
Income (Loss) Before Taxes
As a result of the foregoing factors, income (loss) before taxes decreased by $8.0 million, to a loss before taxes of $4.1 million in the first quarter of 2024 compared to income before taxes of $3.9 million in the first quarter of 2023.
Provision (Benefit) for Income Taxes
Our effective tax rate for the three months ended March 31, 2024 increased to 39.4% from 20.8% for the three months ended March 31, 2023, with the largest contributing factor being the impact of the gain recorded on the sale of American HealthTech, Inc. Also impacting the effective tax rate is the research and development (“R&D”) tax credit. This credit, which is not correlated with taxable income, resulted in an incremental benefit of 24.2% during the first quarter of 2024 over the corresponding benefit during the first quarter of 2023. In periods with taxable income, the benefit from the R&D tax credit serves to reduce income tax expense, thereby lowering the effective tax rate. However, in periods with taxable loss, the benefit from the R&D tax credit serves to increase the income tax benefit, thereby increasing the effective tax rate.
Net Income (Loss)
Net income (loss) for the first quarter of 2024 decreased by $5.6 million to a net loss of $(2.5) million, or $(0.17) per basic and diluted share, compared with net income of $3.1 million, or $0.21 per basic and diluted share, for the first quarter of 2023.
Supplemental Segment Information
Our reportable segments have been determined in accordance with ASC 280 - Segment Reporting. We have three reportable operating segments: RCM, EHR, and Patient Engagement. We evaluate each of our three operating segments based on segment revenues and segment adjusted EBITDA.

Adjusted EBITDA consists of GAAP net income as reported and adjusts for (i) deferred revenue purchase accounting adjustments arising from purchase allocation adjustments related to business acquisitions; (ii) depreciation expense; (iii) amortization of software development costs; (iv) amortization of acquisition-related intangible assets; (v) stock-based compensation; (vi) severance and other non-recurring charges; (vii) interest expense and other, net; (viii) impairment of goodwill; (ix) impairment of trademark intangibles; (x) (gain) loss on contingent consideration; and (xi) the provision (benefit) for income taxes. The segment measurements provided to and evaluated by the chief operating decision makers (“CODM”) are described in Note 17 - Segment Reporting of the condensed consolidated financial statements. These results should be considered in addition to, and not as a substitute for, results reported in accordance with GAAP.
The following table presents a summary of the revenues and adjusted EBITDA of our three operating segments for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Change
	2024	2023	$	%
(In thousands)
Revenues by segment:
RCM	$53,038	$48,631	$4,407	9%
EHR	28,022	35,191	(7,169)	(20)%
Patient Engagement	2,187	2,411	(224)	(9)%

Adjusted EBITDA by segment:
RCM	$6,396	$7,898	$(1,502)	(19)%
EHR	2,929	6,157	(3,228)	(52)%
Patient Engagement	129	588	(459)	78%
Segment Revenues
Refer to the corresponding discussion of revenues for each of our reportable segments previously provided under the Revenues heading of this Management's Discussion and Analysis. There are no intersegment revenues to be eliminated in computing segment revenue.
Segment Adjusted EBITDA - Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023
RCM adjusted EBITDA decreased by $1.5 million, or 18%, compared to the first quarter of 2023. Gross margin was relatively flat during the first three months of 2024, when compared to the first three months of 2023, while expanding operating costs contributed to the downward pressure on adjusted EBITDA.
EHR adjusted EBITDA decreased by $3.2 million, or 52%, compared to the first quarter of 2023. The primary driver of the decrease in adjusted EBITDA was declining revenues of $7.2 million partially driven by the sale of American HealthTech, Inc. in January 2024 which led to a revenue decrease of $3.6 million. Support and installation revenues accounted for a further decrease of $3.6 million of revenue due to the shift to SaaS arrangements and lower installation volume.
Patient Engagement adjusted EBITDA decreased to $0.1 million from $0.6 million, primarily driven by a reduction of revenue of $0.2 million and lower margins in the first three months of 2024.
Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2024, the aggregate principal amount of our credit facilities to $230 million, which included a $70 million term loan facility and a $160 million revolving credit facility. As of March 31, 2024, we had $186.4 million in principal amount of indebtedness outstanding under the credit facilities.
As of March 31, 2024 we had cash and cash equivalents of $4.1 million and remaining borrowing capacity under the revolving credit facility of $36.6 million, compared to $3.8 million of cash and cash equivalents and $24.3 million of remaining borrowing capacity under the revolving credit facility as of December 31, 2023. We believe that these funding sources, taken together with the future operating cash flows of the combined entity, provide adequate resources to fund ongoing cash requirements for the next twelve months and beyond. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of filing of this Form 10-Q. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms. Aside from normal operating cash requirements, obligations under our Credit Agreement (as discussed below) and operating leases, and opportunistic uses of capital in share repurchases and business acquisition transactions, we do not have any material cash commitments or planned cash commitments. Although the Company currently has no obligations related to planned acquisitions, the Company's strategy includes the potential for future acquisitions, which may be funded through draws on the credit facilities or the use of the other sources of liquidity described above.
On October 16, 2023, we made a draw of $41.0 million on the revolving credit facility in connection with the closing of the Viewgol acquisition, leaving a remaining $40.6 million of available borrowing capacity under the revolving credit facility as of that date. A portion of the proceeds from the draw, together with available cash on hand, was used by TruBridge to make the various required payments at the closing of the acquisition. During February of 2024, the Company used a portion of the proceeds received from the sale of American HealthTech, Inc. to repay $7.0 million of the outstanding balance of the revolving credit facility.
Operating Cash Flow Activities
Net cash provided by operating activities decreased by $11.5 million from $9.5 million provided by operations for the three months ended March 31, 2023 to $(2.0) million used in operations for the three months ended March 31, 2024. The decrease in cash flows provided by operations is primarily due to the aforementioned decrease in net income combined with slower collection activity on accounts receivable.
Investing Cash Flow Activities
Net cash provided by investing activities increased by $22.6 million, with $16.4 million provided during the three months ended March 31, 2024, compared to $6.2 million used during the three months ended March 31, 2023. The increase in cash provided by investing activities is primarily the result of the sale of American HealthTech, Inc. which resulted in a net cash inflow of $21.4 million in the three months ended March 31, 2024 coupled with a decrease in investments in software development.
Financing Cash Flow Activities
During the three months ended March 31, 2024, our financing activities were a net use of cash in the amount of $14.1 million, as $15.4 million in borrowings from our revolving line of credit were offset by long-term debt principal payments of $28.6 million and $0.3 million used to repurchase shares of our common stock, which are treated as treasury stock. Financing activities were a net use of cash in the amount of $3.4 million during the three months ended March 31, 2023, as $2.5 million was used to repurchase shares of our common stock, which are treated as treasury stock, while long-term debt principal payments totaled $0.9 million.
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

Credit Agreement
As of March 31, 2024, we had $63.0 million in principal amount outstanding under the term loan facility and $123.4 million in principal amount outstanding under the revolving credit facility. Each of our credit facilities continues to bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted SOFR rate for the relevant interest period, subject to a floor of 0.50%, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month SOFR rate, subject to the aforementioned floor, plus one percent per annum, or (3) a combination of (1) and (2). The applicable margin for SOFR loans and the letter of credit fee ranges from 1.8% to 3.0%. The applicable margin for base rate loans ranges from 0.8% to 2.0%, in each case based on the Company's consolidated net leverage ratio. As of March 31, 2024, the revolving credit facility had an average interest rate of 8.42%
Principal payments with respect to the term loan facility are due on the last day of each fiscal quarter beginning June 30, 2022, with quarterly principal payments of approximately $0.9 million through March 31, 2027, with maturity on May 2, 2027 or such earlier date as the obligations under the Amended and Restated Credit Agreement, as amended by the First Amendment, become due and payable pursuant to the terms of such agreement. Any principal outstanding under the revolving credit facility is due and payable on the maturity date.
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
As of September 30, 2023, we were not in compliance with the fixed charge coverage ratio required by the Amended and Restated Credit Agreement. On November 8, 2023, the Company and the Subsidiary Guarantors entered into a Waiver with Regions Bank, as administrative agent, and various other lenders, which provided for a one-time waiver of this failure as an event of default. As of December 31, 2023, the Company was similarly not in compliance with the fixed charge coverage ratio required by the Amended and Restated Credit Agreement and a one-time waiver was provided in conjunction with the Fourth Amendment described below. On January 16, 2024, the definition of "Consolidated EBITDA" under the Amended and Restated Credit Agreement was modified to allow for more cost exclusions related to acquisitions and other nonrecurring events and to release American HealthTech, Inc. ("AHT") from its obligations as a Subsidiary Guarantor in connection with the closing of our sale of AHT. On February 29, 2024, the definition of “Consolidated EBITDA” was further amended, pursuant to the Fourth Amendment to the Amended and Restated Credit Agreement. The Fourth Amendment decreased the required consolidated fixed charge coverage ratio from 1.25:1.00 to 1.15:1.00 for each fiscal quarter ending March 31, 2024 through and including December 31, 2024. We believe that we were in compliance with the covenants contained in the Amended and Restated Credit Agreement as of March 31, 2024.

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
Backlog
Backlog consists of revenues we reasonably expect to recognize over the next twelve months under existing contracts. The revenues to be recognized may relate to a combination of one-time fees for system sales and recurring fees for support and maintenance and RCM services. As of March 31, 2024, we had a twelve-month backlog of approximately $11 million in connection with non-recurring system purchases and approximately $321 million in connection with recurring payments under support and maintenance and RCM services. As of March 31, 2023, we had a twelve-month backlog of approximately $8 million in connection with non-recurring system purchases and approximately $324 million in connection with recurring payments under support and maintenance and RCM services.
Bookings

Bookings is a key operational metric used by management to assess the relative success of our sales generation efforts, and were as follows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(In thousands)	2024	2023
RCM (1)	$14,391	$12,100
EHR(2)	8,610	7,271
Patient Engagement (1)	568	476
Total bookings	$23,569	$19,847
(1) Generally calculated as the total contract price (for non-recurring, project-related amounts) and annualized contract value (for recurring amounts).
(2) Generally calculated as the total contract price (for system sales) including annualized contract value (for support) for perpetual license system sales and total contract price for SaaS sales.

RCM

RCM bookings during the first quarter of 2024 increased by $2.3 million, or 19%, from the first quarter of 2023 as the relative strength in bookings from healthcare providers utilizing competing EHR products ("net-new") was outpaced by declining bookings from our existing EHR customer base ("cross-sell"). Cross-sell bookings decreased by $0.5 million, or 9%, experiencing uncharacteristically high volatility as the pace of prospective sales decisions slowed.

EHR

EHR bookings increased by $1.3 million during the first quarter of 2024, or 18%, compared to the first quarter of 2023. Acute Care EHR bookings increased by $2.6 million compared to the first quarter of 2023, primarily due to add-on and new business sales. Post-acute Care EHR bookings declined by $1.3 million due to the sale of AHT in January of 2024.

Patient Engagement

Patient engagement bookings increased by $0.1 million during the first quarter of 2024 compared to the first quarter of 2023. As a relatively small operator in a still-nascent market, volatility in bookings is expected to remain a characteristic of our patient engagement business as the industry matures and the business grows to scale.
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
In our Annual Report on Form 10-K for the year ended December 31, 2023, we identified our critical accounting policies and estimates related to revenue recognition, allowance for credit losses, business combinations, including valuation of intangible assets and goodwill, and software development costs. There have been no significant changes to these critical accounting policies during the three months ended March 31, 2024.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk relates primarily to the potential fluctuations in the Secured Overnight Financing Rate ("SOFR"), which replaced the British Bankers Association London Interbank Offered Rate ("LIBOR") as the new benchmark interest rate for our credit facilities. We had $186.4 million of outstanding borrowings under our credit facilities with Regions Bank at March 31, 2024. The term loan facility and revolving credit facility bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted SOFR rate for the relevant interest period, subject to a floor of 0.50%, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month SOFR rate, subject to the aforementioned floor, plus one percent per annum, or (3) a combination of (1) and (2). Accordingly, we are exposed to fluctuations in interest rates on borrowings under the credit facilities. A one hundred basis point change in interest rate on our borrowings outstanding as of March 31, 2024 would result in a change in interest expense of approximately $1.9 million annually.
We did not have investments as of March 31, 2024 and do not utilize derivative financial instruments to manage our interest rate risks.

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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
On October 16, 2023, we acquired Viewgol, as further described in Note 3 - Revenue Recognition of the consolidated financial statements. We continue to integrate policies, processes, people, technology and operations for our combined operations, and will continue to evaluate the impact of any related changes to internal controls over financial reporting during the fiscal year.
Other than the changes related to Viewgol described above, there were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or operating results. There have been no material changes to the risk factors disclosed in Part 1, "Item 1A. Risk Factors" in our Annual Report on Form 10-K and Part II, "Item 1A. Risk Factors" in our subsequent Quarterly Reports on Form 10-Q other than as described in the risk factor below.
RISKS RELATED TO OUR COMMON STOCK AND OTHER GENERAL RISKS
Our Rights Agreement includes terms and conditions that could discourage a takeover or other transaction that stockholders may consider favorable.
On March 26, 2024, the Company entered into the Rights Agreement (as amended on April 22, 2024, the “Rights Agreement”), by and between the Company and Computershare Trust Company, N.A., as rights agent. Pursuant to the Rights Agreement, the Board of Directors declared a dividend of one right (each, a “Right”) for each share of our common stock outstanding at the close of business on April 4, 2024. Each Right initially entitles the registered holder, subject to the terms of the Rights Agreement, to purchase from the Company one half of a share of common stock, at a price of $28.00 for each one half of a share of common stock (equivalent to $56.00 for each whole share of common stock), subject to certain adjustments. Subject to the terms of the Rights Agreement, the Rights will expire on March 25, 2025. Additional information regarding the Rights Agreement is contained in Forms 8-K filed with the SEC on March 26, 2024 and April 23, 2024.
The Rights Agreement will cause substantial dilution to any person or group that acquires beneficial ownership of 15% or more of our common stock without the approval of the Board of Directors. As a result, the overall effect of the Rights Agreement and the issuance of the Rights may be to discourage any person, entity or group from gaining a control or control-like position in the Company or engaging in other tactics, potentially disadvantaging the interests of the Company’s stockholders, without negotiating with the Board of Directors and without paying an appropriate control premium to all stockholders. The Rights Agreement is similar to plans adopted by other public companies, and it is intended to protect stockholders’ interests, including protecting stockholders from any efforts at negative control (that is, the ability to exercise influence sufficient to control or block certain important corporate actions). The Rights Agreement is intended to position the Board of Directors to fulfill its duties by ensuring that the Board of Directors has sufficient time to make informed judgments that are in the best interests of the Company and its stockholders. Nevertheless, the Rights Agreement may be considered to have certain anti-takeover effects, including potentially discouraging a takeover attempt that stockholders may consider favorable or that could result in a premium over the market price of our common stock. Even in the absence of a takeover attempt, the Rights Agreement may adversely affect the prevailing market price of our common stock if it is viewed as discouraging takeover attempts in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Equity Securities

The following table provides information about our repurchases of common stock during the three months ended March 31, 2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3)
Beginning of Period				$16,471,896
January 1, 2024 - January 31, 2024	—	—	—	16,471,896
February 1, 2024 -February 29, 2024	—	$—	—	16,471,896
March 1, 2024 - March 31, 2024	41,000	8.33	—	16,471,896
Total	41,000	$8.33	—
(1) We repurchased 41,000 shares during the three months ended March 31, 2024 that were not purchased pursuant to our previously announced stock repurchase program, but were purchased to fund required tax withholdings related to the vesting of restricted stock. Shares withheld to cover required tax withholdings related to the vesting of restricted stock do not reduce our total share repurchase authority.

(2) No shares were purchased during the three months ended March 31, 2024 pursuant to our previously announced stock repurchase program.
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

(a) None.

(b) Rule 10b5-1 Trading Arrangements

From time to time, members of the Company's Board of Directors and officers of the Company may enter into Rule 10b5-1 trading plans, which allow for the purchase or sale of common stock under pre-established terms at times when directors and officers might otherwise be prevented from trading under insider trading laws or because of self-imposed blackout periods. Such trading plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and comply with the Company's insider trading policy. During the three months ended March 31, 2024, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6.	Exhibits.

Effective as of March 4, 2024, we changed our name to TruBridge, Inc. By operation of law, any reference to “CPSI” in these exhibits should be read as “TruBridge” as set forth in the Exhibit List below.

2.1*
Stock Purchase Agreement, dated as of January 16, 2024, by and among Computer Programs and System, Inc., PointClickCare Technologies USA Corp,. Healthland, Inc., and American HealthTech, Inc. (incorporated by reference to Exhibit 2.1 of TruBridge, Inc.’s Current Report on Form 8-K filed January 17, 2024)

3.1	Certificate of Incorporation (incorporate by reference to Exhibit 3.4 to TruBridge, Inc.’s Registration Statement on Form S-1 (Registration No. 333-84726))

3.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of TruBridge, Inc.’s Current Report on Form 8-K filed March 4, 2024)

3.3	Amended and Restated Bylaws dated March 4, 3034 (incorporated by reference to Exhibit 3.2 of TruBridge, Inc.’s Current Report on Form 8-K filed March 4, 2024

4.1
Rights Agreement dated as of March 26, 2024, by and between TruBridge, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 of TruBridge, Inc.’s Current Report on Form 8-K filed March 26, 2024)

4.2
Amendment to the Rights Agreement, dated as of April 22, 2024, by and Between TruBridge, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.2 of TruBridge, Inc.’s Current Report on Form 8-K filed April 23, 2024)

10.1
Consulting Agreement, dated January 1, 2024, by and between Computer Programs and Systems, Inc. and Matthew J. Chambless (incorporated by reference to Exhibit 10.2 to CPSI’s Current Report on Form 8-K filed January 5, 2024)

10.2
Cash Retention Agreement, dated March 27, 2024, between TruBridge, Inc. and Vita MacIntyre (incorporated by reference to Exhibit 10.1 of TruBridge, Inc.’s Current Report on Form 8-K filed April 1, 2024)

10.3
Third Amendment, dated as of January 12, 2024, to the Amended and Restated Credit Agreement, dated as of June 16, 2020, by and among Computer Programs and Systems, Inc., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of TruBridge, Inc.’s Current Report on Form 8-K filed January 17, 2024)

10.4
Fourth Amendment, dated as of February 29, 2024, to the Amended and Restated Credit Agreement, dated as of June 16, 2020, by and among Computer Programs and Systems, Inc., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of TruBridge, Inc.’s Current Report on Form 8-K filed February 29, 2024)

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statement of Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Certain annexes and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby agrees to furnish supplementally copies of any of the omitted documents to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUBRIDGE, INC.

5/10/2024	By:	/s/ Christopher L. Fowler
Christopher L. Fowler
President and Chief Executive Officer

5/10/2024	By:	/s/ Vinay Bassi
Vinay Bassi
Chief Financial Officer