Form 10-K/A
period 2023-12-31
TruBridge, Inc.
filed 2024-08-14
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes      No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes      No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes      No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes      No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company
Emerging Growth Company

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes      No

The aggregate market value of common stock held by non-affiliates of the registrant at June 30, 2023 was $358,665,532.

As of March 14, 2024, the registrant had outstanding 14,507,776 shares of its common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE
TruBridge, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) to amend and restate certain portions of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 15, 2024 (the “Original Filing”) and subsequently amended on April 3, 2024 (“Amendment No. 1”), as a result of the identification of the material weakness in internal control over financial reporting described below. Specifically, the Company is filing this Amendment No. 2 to (i) revise the risk factor related to a failure to maintain effective internal control over financial reporting, which appears in Part I, Item 1A of the Original Filing, (ii) restate Management’s Report on Internal Control Over Financial Reporting, which appears in Part II, Item 8 of the Original Filing, to reflect management’s conclusion that our internal control over financial reporting was not effective at December 31, 2023, (iii) revise the disclosure on the effectiveness of our disclosure controls and procedures in Part II, Item 9A of the Original Filing to reflect management’s conclusion that our disclosure controls and procedures were not effective at December 31, 2023, (iv) restate the Report of Grant Thornton, LLP, Independent Registered Public Accounting Firm, on Internal Control Over Financial Reporting regarding the effectiveness of our internal control over financial reporting as of December 31, 2023, which appears in Part II, Item 8 of the Original Filing, and (v) update the report of Report of Grant Thornton LLP on the consolidated financial statements solely to make reference to the updated report on internal control over financial reporting, which appears in Part II, Item 8 of the Original Filing.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have included the entire text of Part I, Item 1A, Part II, Item 8 and Part II, Item 9A of the Original Filing in this Amendment No. 2. There have been no changes to the text of Part I, Item 1A, Part II, Item 8 or Part II, Item 9A other than the changes stated in the immediately preceding paragraph. Furthermore, there have been no changes to the XBRL data filed in Exhibit 101 of the Original Filing. This Amendment No. 2 also includes new certifications by management, a new consent of Grant Thornton LLP, and related amendments to the list of exhibits contained in Part IV, Item 15 of the Original Filing. This Amendment No. 2 speaks only as of the date of the Original Filing and does not amend, supplement, or update any information contained in the Original Filing to give effect to any subsequent events (including with respect to the cover page of the Original Filing, which has been updated only to present this filing as Amendment No. 2 and to delete the reference to documents incorporated by reference into the Original Filing). Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and our reports filed with the SEC subsequent to the Original Filing.
This Amendment No. 2 does not change our consolidated financial statements as set forth in the Original Filing.
Material Weakness
Subsequent to the Company issuing its earnings press release for the fiscal quarter ended June 30, 2024, the Company’s management concluded that there was a deficiency in the Company’s internal control over financial reporting related to the Company’s procedures for processing customer contract changes and terminations and issuing credits to customers. It was determined that this deficiency existed as of December 31, 2023 and continued through June 30, 2024, and it was determined to be a material weakness.
Despite the existence of this material weakness, we believe that the consolidated financial statements included in the Original Filing present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States of America.
Management’s Remediation Efforts
The Company’s management, under the leadership of the new Chief Financial Officer since January 1, 2024, has worked to strengthen the Company’s internal controls and improve its procedures for processing customer contract changes and terminations and issuing credits to customers, including adding key personnel to the Company’s finance team. Specifically, the Company has redesigned existing, and implemented additional, controls and procedures to ensure the timely processing of customer contract changes and terminations. Additionally, the Company has established strong channels of communication and enhanced coordination between functions. As a result of such measures and the focus of the Company’s management, we have seen a substantially diminished need for the issuance of customer credits. Finally, we are evaluating the use of technology and automation to enhance further preventative controls and ensure we have established a complete and up-to date inventory of customer contract modifications. We believe that the foregoing actions will support the improvement of our internal control over financial reporting, and, through our continuous efforts to identify, design, and implement the necessary control activities, will be effective in remediating the material weakness described above. We will continue to devote time and attention to these remediation efforts. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address the material weakness or determine to modify the remediation plan described above.

PART I
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
The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement processes and operation of healthcare facilities, including our hospital clients. During the past decade, the healthcare industry has been subject to increased legislation and regulation of, among other things, reimbursement rates, payment programs, information technology programs and certain capital expenditures (collectively, the “Health Reform Laws”).
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
E-Prescribing. The use of our solutions by physicians for electronic prescribing and electronic routing of prescriptions via the Surescripts network to pharmacies is governed by federal and state laws. States have differing regulations that govern the electronic transmission of certain prescriptions and prescription requirements. Standards adopted by the National Council for

Prescription Drug Programs and regulations adopted by the CMS related to “EPrescribing and the Prescription Drug Program” set forth implementation standards for the transmission of electronic prescriptions. These standards are detailed and broad, and cover not only routing transactions between prescribers and pharmacies, but also electronic eligibility, formulary and benefits inquiries. In general, regulations in this area can be burdensome and evolve regularly, meaning that any potential benefits to our clients from utilizing such solutions and services may be superseded by a newly-promulgated regulation that adversely affects our business model. Our efforts to provide solutions that enable our clients to comply with these regulations could be time consuming and expensive.
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
ARRA Meaningful Use Program. The ARRA initially required “meaningful use of certified electronic health record technology” by healthcare providers by 2015 in order to receive limited incentive payments and to avoid related reduced reimbursement rates for Medicare claims. Related standards and specifications are subject to interpretation by the entities designated to certify such technology. While a combination of our solutions has been certified as meeting stage one, stage two, and stage three standards for certified electronic health record technology, the regulatory standards to achieve certification will continue to evolve over time. We may incur increased development costs and delays in delivering solutions if we need to upgrade our software or healthcare devices to be in compliance with these varying and evolving standards. In addition, further delays in interpreting these standards may result in postponement or cancellation of our clients’ decisions to purchase our software solutions. If our software solutions are not compliant with these evolving standards, our market position and sales could be impaired and we may have to invest significantly in changes to our software solutions.
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
As it relates specifically to interoperability, we are a member of CommonWell Health Alliance (“CommonWell”), a not-for-profit trade association comprised of healthcare information technology vendors devoted to the notion that patient data should be safely, securely and immediately available to patients and healthcare providers to support better care delivery, regardless of where that care occurs. CommonWell is committed to fostering standards that make this possible, and to having healthcare information technology companies embed these capabilities natively and cost effectively into their EHR systems. Despite our membership in CommonWell, there is no guarantee that we will successfully manage the interoperability of our software and systems with third-party health IT providers.
Patient Access Rights. In March 2020, the Office of National Coordinator for Health Information Technology (“ONC”) of the U.S. Department of Health and Human Services (“HHS”) released the “21st Century Cures Act: Interoperablity, Information Blocking, and the ONC Health IT Certification Program, Final Rule.” The rule implements several of the key interoperability provisions included in the 21st Century Cures Act. Specifically, it calls on developers of certified EHRs and health IT products to adopt standardized APIs, which will help allow individuals to securely and easily access structured and unstructured EHI formats using smartphones and other mobile devices. This provision and others included in the final rule create a potentially lengthy list of certification and maintenance of certification requirements that developers of EHRs and other health IT products have to meet in order to maintain approved federal government certification status. Meeting and maintaining this certification status could require additional development costs.
The ONC rule also implements the information blocking provisions of the 21st Century Cures Act, including identifying reasonable and necessary activities that do not constitute information blocking. Under the 21st Century Cures Act, the HHS has the regulatory authority to investigate and assess civil monetary penalties of up to $1,000,000 against health IT developers and/or providers found to be guilty of “information blocking.” This new oversight and authority to investigate claims of information blocking creates significant risks for us and our clients and could potentially create substantial new compliance costs. The
HHS may impose penalties for information blocking that has occurred after September 1, 2023, and the ONC and the HHS proposed a rule on November 1, 2023 listing certain disincentives for actors that conduct information blocking.
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
Our principal competitors in the acute EHR market are Cerner Corporation, Medical Information Technology, Inc. (“Meditech”), and MEDHOST, Inc. These companies compete with us directly in our target market of small and midsize hospitals. They offer products and systems that are comparable to our solutions and address the needs of hospitals in the markets we serve.
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
•differing labor and employment regulations, especially where labor laws are generally more advantageous to employees as compared to the U.S.;
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

Our reliance on an international workforce exposes us to business disruptions caused by the political and economic environment in those regions. Terrorist attacks and acts of violence or war may directly affect our workforce or contribute to general instability. Our global business services operations require us to comply with local laws and regulatory requirements, which are complex and of which we may not always be aware, and expose us to foreign currency exchange rate risk. Our global business services operations may also subject us to trade restrictions, reduced or inadequate protection for intellectual property rights, security breaches, and public health events, including the COVID-19 pandemic and other factors which may adversely affect our business. Negative developments in any of these areas could increase our operating costs or otherwise harm our business. In addition, local laws and customs in countries in which we contract with third-party partners may differ from those in the U.S. For example, it may be a local custom for businesses to engage in practices that are prohibited by our internal policies and procedures or U.S. laws and regulations applicable to us, such as the Foreign Corrupt Practices Act (“FCPA”). The FCPA generally prohibits U.S. companies from giving or offering money, gifts, or anything of value to a foreign official to obtain or retain business and requires businesses to make and keep accurate books and records and a system of internal accounting controls. We cannot guarantee that our employees, contractors, and agents will comply with all of our FCPA compliance policies and procedures. If we or our employees, contractors, or agents fail to comply with the requirements of the FCPA or similar legislation, government authorities in the U.S. and elsewhere could seek to impose civil or criminal fines and penalties which could have a material adverse effect on our business, operating results, and financial condition.
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
Our systems have experienced various immaterial breaches in the past, including ransomware, denial-of-service, malware, and phishing. Also, our business partners have experienced security breaches, which is disruptive for our customers. While these events have not had an adverse impact on our business or financial condition, security breaches such as these could have a material adverse effect on our financial condition, as, (a) clients could sue us for breaches of security involving our system due to the sensitivity of the medical information we compile and transmit; (b) actual or perceived security breaches in our system could harm the market perception of our products which could cause us to lose existing and prospective clients; and (c) the effect of security breaches and related issues could disrupt our ability to perform certain key business functions and could potentially reduce demand for our products and services. Accordingly, we have expended significant resources toward establishing and enhancing the security of our related infrastructures and we have enhanced our cybersecurity risk management program and disclosure controls and procedures, as discussed under “Business - Our Products and Services.” However, no assurance can be given that these efforts will be sufficient to protect against a breach or other cybersecurity incident. Also, maintaining and enhancing our infrastructure security may require us to expend significant capital in the future.

Our networks have been, and likely will continue to be, subject to Distributed Denial of Service (“DDoS”) attacks. Recent industry experience has demonstrated that DDoS attacks continue to grow in size and sophistication and have the ability to widely disrupt services. In recent years, the size of DDoS attacks has grown rapidly. While we have adopted mitigation techniques, procedures and strategies to defend against DDoS attacks, there can be no assurance that we will be able to defend against every attack, especially as the attacks increase in size and sophistication. Any attack, even if only partially successful, could disrupt our networks, increase response time, negatively impact our ability to meet our service level obligations, and generally impede our ability to provide reliable service to our customers and the broader internet community.
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
In addition, the credit agreement governing our term loan facility and revolving credit facility contains restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. See “The terms of the credit agreement governing our term loan facility and revolving credit facility may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.”
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
Based on our reading and interpretations of relevant guidance, principles or concepts issued by, among other authorities, the American Institute of Certified Public Accountants, the Financial Accounting Standards Board and the Securities and Exchange Commission, we believe revenue received pursuant to our current sales and licensing contract terms and business arrangements have been properly recognized. However, there continue to be issued interpretations and guidance for applying the relevant standards to a wide range of sales and licensing contract terms and business arrangements that are prevalent in the software industry. Future interpretations or changes by the regulators of existing accounting standards, including Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, or changes in our business practices could result in changes in our revenue recognition and/or other accounting policies and practices that could adversely affect our business, financial condition, cash flows, revenue and results of operations.
We may be required to record additional significant charges to earnings if our goodwill or intangible assets become impaired.
We are required under U.S. generally accepted accounting principles (“U.S. GAAP”) to test our goodwill for impairment annually or more frequently if indicators for potential impairment exist. Indicators that are considered include significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry, or economic trends, or a significant decline in the Company's stock price and/or market capitalization for a sustained period of time. In addition, we periodically review our intangible assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include slower growth rates, the loss of significant clients, or divestiture of a business or asset for less than its carrying value. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined. We recorded a goodwill impairment charge of $35.9 million in the fourth quarter of 2023, $21.9 million of which was associated with our Post-acute care EHR reporting unit, $6.4 million of which was associated with our Acute care EHR reporting units and $7.6 million of which was associated with our Patient Engagement reporting unit. These impairment charges had a significant negative effect on our consolidated net income for the years ended December 31, 2023. We subsequently sold our Post-acute care EHR business in January 2024. The Company is currently finalizing the accounting for the sale but does not expect a material gain or loss to be recorded in 2024 since the related asset impairments were recorded in 2023.
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
We identified a material weakness in our internal control over financial reporting as of December 31, 2023 and continuing as of the date hereof. If we fail to remedy this weakness or otherwise fail to achieve and maintain effective internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and may adversely affect our business, financial condition and results of operations.
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
As reported in our Quarterly Report on Form 10-Q for the period ended September 30, 2023, we identified a material weakness in our internal control over financial reporting in the third quarter of 2023, as our controls over debt covenant monitoring and compliance were not operating with sufficient precision and timeliness. As of December 31, 2023, this weakness had been remediated with more robust and timely review controls over the related covenant calculations. However, subsequent to the Company issuing its earnings press release for the fiscal quarter ended June 30, 2024, we identified a material weakness in our internal control over financial reporting as of December 31, 2023, related to the Company’s procedures for processing customer contract changes and terminations and issuing credits to customers.
If we are unable to develop and maintain effective internal control over financial reporting, or if the Company’s management concludes that we have any additional material weaknesses in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the Securities and Exchange Commission (“SEC”) or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, also could restrict our future access to the capital markets.
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
We are exposed to market risk related to changes in interest rates as a result of the floating interest rates applicable to the outstanding debt under our term loan facility and revolving credit facility. The interest rate for the outstanding debt under our term loan facility and revolving credit facility as of December 31, 2023 was 8.48%. Each of our credit facilities continues to bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted Secured Overnight Financing Rate (“SOFR”) rate for the relevant interest period, subject to a floor of 0.50%, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month SOFR rate, subject to the aforementioned floor, plus one percent per annum, or (3) a combination of (1) and (2). The applicable margin for SOFR loans and the letter of credit fee ranges from 1.8% to 3.0%. The applicable margin for base rate loans ranges from 0.8% to 2.0%, in each case based on the Company's consolidated net leverage ratio. A one hundred basis point change in interest rate on our borrowings outstanding as of December 31, 2023 would result in a change in interest expense of approximately $2.0 million annually.
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

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (RESTATED)
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. TruBridge, Inc.’s (“TruBridge”) internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. TruBridge’s internal control over financial reporting includes those policies and procedures that:
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
We excluded Viewgol, LLC (“Viewgol”), which was included in our consolidated financial statements, from our assessment of internal control over financial reporting as of December 31, 2023 because it was acquired by TruBridge in a purchase business combination on October 16, 2023. The acquired business of Viewgol excluded from our assessment represented approximately 9% of TruBridge's total assets as of December 31, 2023 and approximately 1% of TruBridge's consolidated total revenues for the year ended December 31, 2023.
A material weakness is a significant deficiency, or combination of significant deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of TruBridge’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2023, management concluded that there was a deficiency in TruBridge’s internal control over financial reporting related to TruBridge’s procedures for processing customer contract changes and terminations and issuing credits to customers. It was determined that this deficiency existed as of December 31, 2023 and continued through June 30, 2024, and it was determined to be a material weakness.
This material weakness did not result in any material misstatements of TruBridge’s financial statements or disclosures for any period presented in the accompanying consolidated financial statements. While the above material weakness did not result in a material misstatement of TruBridge’s consolidated financial statements, this material weakness could result in a material misstatement of TruBridge’s interim or annual consolidated financial statements that would not be prevented or detected.
In Management’s Report on Internal Control over Financial Reporting included in the Original Filing, management previously concluded that TruBridge maintained effective internal control over financial reporting as of December 31, 2023. Subsequent to the filing date of the Original Filing, management has concluded that the material weakness described above existed as of December 31, 2023. As a result, management has concluded that TruBridge did not maintain effective internal control over financial reporting as of December 31, 2023 based on the criteria in Internal Control-Integrated Framework (2013) issued by COSO. Accordingly, management has restated its Report on Internal Control over Financial Reporting.
The independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements of TruBridge as of and for the year ended December 31, 2023, and has also issued its report on the effectiveness of TruBridge’s internal control over financial reporting included in this report on page 26.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
TruBridge, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of TruBridge, Inc. (formerly known as Computer Programs and Systems, Inc.) (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the follow paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
Our report dated March 15, 2024 expressed an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on the COSO criteria. Management has subsequently identified a deficiency in the Company's internal control over financial reporting related to the Company's procedures for processing customer contract changes and termination and issuing credits to a customers. As a result, management has revised its assessment, as presented in the accompanying Management's Annual Report on Internal Control over Financial Reporting, to conclude that the Company's internal control over financial reporting was not effective as of December 31, 2023. Accordingly, our present opinion on the effectiveness of internal control over financial reporting as of December 31, 2023, as expressed herein, is different from that expressed in our previous report.
A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely bases. The following material weakness has been identified and included in management's assessment.
A material weakness was identified in the Company's internal control over financial reporting related to the Company's procedures for processing customer contract changes and termination and issuing credits to customers.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated March 15, 2024, except for the effect of the material weakness, as to which the date is August 14, 2024, which expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Restated). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Our audit of, and opinion on, the Company's internal control over financial reporting does not include the internal control over financial reporting of Viewgol, LLC (“Viewgol”) a wholly-owned subsidiary whose financial statements reflect total assets and revenues constituting 9% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023. As indicated in Management's Report, Viewgol was acquired during 2023. Management's assertion on the effectiveness of the Company's internal control over financial reporting excluded internal control over financial reporting of Viewgol.

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

/s/ GRANT THORNTON LLP
Atlanta, Georgia
March 15, 2024 except for the effect of the material weakness, as to which the date is
August 14, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
TruBridge, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of TruBridge, Inc. (formerly known as Computer Systems and Programs, Inc.) (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 15, 2024, except for the effect of the material weakness, as to which the date is August 14, 2024 expressed an adverse opinion.
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
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
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
•We tested management’s process for determining the fair value and carrying value of the Acute Care EHR, Post-acute Care EHR, Patient Engagement, and RCM reporting units. This included evaluating the appropriateness of the valuation methods, testing the completeness, accuracy, and relevance of data used by management, and evaluating the reasonableness of management’s significant assumptions, which included forecasted revenues, gross margin, and EBITDA. We tested whether these forecasts were reasonable and consistent with historical performance, third-party market data, and other evidence obtained in other areas of the audit.
•We tested the Company’s discounted cash flow models for Acute Care EHR, Post-acute Care EHR, Patient Engagement, and RCM reporting units with the assistance of valuation specialists, including the reasonableness of the utilized discount rate.
•We tested the Company’s use of the market approach with the assistance of valuation specialists, including the reasonableness of the selected multiples.

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2004.

Atlanta, Georgia
March 15, 2024, except for the effect of the material weakness, as to which the date is
August 14, 2024

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
The following table summarizes the carrying amount and fair value of the contingent consideration at December 31, 2023:

		Fair Value at December 31, 2023 Using
(In thousands)	Carrying Amount at December 31, 2023	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Contingent consideration	$1,044	$—	$—	$1,044
Total	$1,044	$—	$—	$1,044
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

The following table reconciles net income to adjusted EBITDA

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

ITEM 9A. CONTROLS AND PROCEDURES
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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. At the time of the Original Filing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023. Subsequent to that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness in our internal control over financial reporting described below in Management’s Report on Internal Control over Financial Reporting (Restated), our disclosure controls and procedures were not effective as of December 31, 2023.
Despite the existence of this material weakness (as described in Management’s Annual Report on Internal Control Over Financial Reporting appearing in Item 8 on page 25 of this Amendment No. 2), we believe that the consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States of America.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
This report is included in Item 8 on page 25 of this Amendment No. 2 and is incorporated herein by reference.
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
This report is included in Item 8 on page 26 of this Amendment No. 2 and is incorporated herein by reference.

PART IV
ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) and (c) – Financial Statements and Financial Statement Schedules.

Financial Statements: The Financial Statements and related Financial Statements Schedule of TruBridge are included herein in Part II, Item 8 of this Amendment No. 2.

(a)(3) and (b) – Exhibits.

The exhibits listed on the Exhibit Index beginning on page 68 of this Amendment No. 2 are filed herewith or are incorporated herein by reference.

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

97
Computer Programs and Systems, Inc. Policy for the Recovery of Erroneously Awarded Compensation (filed as Exhibit 97 to Amendment No. 1 to TruBridge’s Annual Report on Form 10-K for the period ended December 31, 2023 and incorporated herein by reference)

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
*    Management compensation plan or arrangement

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 14th day of August, 2024.

                                TRUBRIDGE, INC.

                                By: /s/ Christopher L. Fowler
                                  Christopher L. Fowler
                                 President and Chief Executive Officer