Form 10-Q/A
period 2024-03-31
TruBridge, Inc.
filed 2024-08-14
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Large accelerated filer		Accelerated filer

Non-accelerated filer		Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No
As of May 9, 2024, there were 15,007,262 shares of the issuer’s common stock outstanding.

EXPLANATORY NOTE

TruBridge, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to amend and restate certain portions of the Company’s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2024, as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 10, 2024 (the “Original Filing”), as a result of the identification of the material weakness in internal control (as described in Part I, Item 4 of this Amendment No. 1). Specifically, the Company is filing this Amendment No. 1 to (i) revise the disclosure on the effectiveness of our disclosure controls and procedures in Part I, Item 4 of the Original Filing to reflect management’s conclusion that our disclosure controls and procedures were not effective at March 31, 2024, (ii) revise the risk factor related to a failure to maintain effective internal control over financial reporting.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have included the entire text of Part I, Item 4 and Part II, Item 1A of the Original Filing in this Amendment No. 1. There have been no changes to the text of Part I, Item 4 or Part II, Item 1A other than the changes stated in the immediately preceding paragraph. Furthermore, there have been no changes to the XBRL data filed in Exhibit 101 of the Original Filing. Other than as described above and through the inclusion with this Amendment No. 1 of new certifications by management and related amendments to the list of exhibits contained in Part II, Item 6 of the Original Filing, this Amendment No. 1 speaks only as of the date of the Original Filing and does not amend, supplement, or update any information contained in the Original Filing to give effect to any subsequent events (including with respect to the cover page of the Original Filing, which has been updated only to present this filing as Amendment No. 1). Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and our reports filed with the SEC subsequent to the Original Filing.
This Amendment No. 1 does not change our condensed consolidated financial statements as set forth in the Original Filing.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. At the time of the Original Filing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024. Subsequent to that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2024.

Material Weakness in Internal Control over Financial Reporting

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

Despite the existence of this material weakness, we believe that the condensed consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States of America. However, this material weakness could result in a material misstatement of the Company’s interim or annual consolidated financial statements that would not be prevented or detected.

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

PART II

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or operating results. There have been no material changes to the risk factors disclosed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K and Part II, “Item 1A. Risk Factors” in our subsequent Quarterly Reports on Form 10-Q other than as described in the risk factor below.

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

2.1*
Stock Purchase Agreement, dated as of January 16, 2024, by and among Computer Programs and System, Inc., PointClickCare Technologies USA Corp., Healthland, Inc., and American HealthTech, Inc. (incorporated by reference to Exhibit 2.1 of TruBridge, Inc.’s Current Report on Form 8-K filed January 17, 2024)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to TruBridge, Inc.’s Registration Statement on Form S-1 (Registration No. 333-84726))

3.2
Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of TruBridge, Inc.’s Current Report on Form 8-K filed March 4, 2024)

Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of TruBridge, Inc.’s Current Report on Form 8-K filed March 4, 2024)
reference)

3.3	Amended and Restated Bylaws dated March 4, 3034 (incorporated by reference to Exhibit 3.2 of TruBridge, Inc.’s Current Report on Form 8-K filed March 4, 2024)

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statement of Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (incorporated by reference to Exhibit 101 to TruBridge’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024)

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

TRUBRIDGE, INC.

8/14/2024	By:	/s/ Christopher L. Fowler
Christopher L. Fowler
President and Chief Executive Officer

11