Form 10-Q
period 2024-06-30
TruBridge, Inc.
filed 2024-08-14
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 7, 2024, there were 14,960,311 shares of the issuer’s common stock outstanding.

TRUBRIDGE, INC.
Quarterly Report on Form 10-Q
(For the three and six months ended June 30, 2024)

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
TRUBRIDGE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$7,709	$3,848
Accounts receivable (net of allowance for expected credit losses of $3,315 and $3,631, respectively)	59,603	59,723
Financing receivables, current portion, net (net of allowance for expected credit losses of $332 and $319, respectively)	4,137	3,997
Inventories	793	475
Prepaid income taxes	2,307	1,628
Prepaid expenses and other current assets	17,034	15,807
Assets of held for sale disposal group	—	25,977
Total current assets	91,583	111,455
Property and equipment, net	8,479	8,974
Software development costs, net	39,741	39,139
Operating lease assets	3,861	5,192
Financing receivables, net of current portion (net of allowance for expected credit losses of $56 and $97, respectively)	607	1,226
Other assets, net of current portion	8,337	7,314
Intangible assets, net	82,960	89,213
Goodwill	172,573	171,909
Deferred tax assets	4,146	—
Total assets	$412,287	$434,422
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,854	$10,133
Current portion of long-term debt	3,074	3,141
Deferred revenue	9,842	8,677
Accrued vacation	5,458	5,410
Other accrued liabilities	17,481	19,892
Liabilities of held for sale disposal group	—	977
Total current liabilities	51,709	48,230
Long-term debt, net of current portion	176,964	195,270
Operating lease liabilities, net of current portion	2,512	3,074
Deferred tax liabilities	—	1,230
Total liabilities	231,185	247,804
Stockholders’ equity:
Common stock, $0.001 par value; 30,000 shares authorized; 15,561 and 15,121 shares issued, respectively	15	15
Additional paid-in capital	197,846	195,546
Accumulated other comprehensive gain	108	—
Retained earnings	567	8,132
Treasury stock, 615 shares and 572 shares, respectively	(17,434)	(17,075)
Total stockholders’ equity	181,102	186,618
Total liabilities and stockholders’ equity	$412,287	$434,422
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUBRIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
RCM	$54,108	$47,760	$107,146	$96,391
EHR	30,622	36,862	60,831	74,464
Total revenues	84,730	84,622	167,977	170,855
Expenses
Costs of revenue (exclusive of amortization and depreciation)
RCM	30,269	27,119	59,866	54,302
EHR	13,073	17,014	25,237	34,008
Total costs of revenue (exclusive of amortization and depreciation)	43,342	44,133	85,103	88,310
Product development	8,207	8,769	18,894	17,121
Sales and marketing	7,815	8,132	14,408	15,089
General and administrative	18,878	19,057	38,274	33,510
Amortization	9,107	5,840	14,975	11,341
Depreciation	400	597	800	1,095
Total expenses	87,749	86,528	172,454	166,466
Operating income (loss)	(3,019)	(1,906)	(4,477)	4,389
Other income (expense):
Other income	91	78	1,514	346
Interest expense	(4,242)	(2,664)	(8,315)	(5,334)
Total other expense	(4,151)	(2,586)	(6,801)	(4,988)
Loss before taxes	(7,170)	(4,492)	(11,278)	(599)
Income tax benefit	(2,121)	(1,655)	(3,713)	(846)
Net income (loss)	$(5,049)	$(2,837)	$(7,565)	$247
Net income (loss) per common share—basic	$(0.34)	$(0.20)	$(0.51)	$0.02
Net income (loss) per common share—diluted	$(0.34)	$(0.20)	$(0.51)	$0.02
Weighted average shares outstanding used in per common share computations:
Basic	14,313	14,200	14,273	14,168
Diluted	14,313	14,200	14,273	14,168
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUBRIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$(5,049)	$(2,837)	$(7,565)	$247
Other comprehensive income (loss):
Foreign currency translation adjustment	(5)	—	108	—
Comprehensive income (loss)	$(5,054)	$(2,837)	$(7,457)	$247
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUBRIDGE, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity

	Shares	Amount
Three Months Ended June 30, 2024 and 2023:
Balance at March 31, 2024	15,572	$15	$196,346	$113	$5,616	$(17,417)	$184,673
Net loss	—	—	—	—	(5,049)	—	(5,049)
Foreign currency translation adjustment				(5)			(5)
Forfeiture of common stock	(11)	—	—	—	—	—	—
Stock-based compensation	—	—	1,500	—	—	—	1,500
Treasury stock acquired	—	—	—	—	—	(17)	(17)
Balance at June 30, 2024	15,561	$15	$197,846	$108	$567	$(17,434)	$181,102

Balance at March 31, 2023	15,099	$15	$193,522	$—	$57,005	$(16,984)	$233,558
Net loss	—	—	—	—	(2,837)	—	(2,837)
Stock-based compensation	—	—	(123)	—	—	—	(123)
Treasury stock acquired	—	—	—		—	(48)	(48)
Balance at June 30, 2023	15,099	$15	$193,399	$—	$54,168	$(17,032)	$230,550

Six Months Ended June 30, 2024 and 2023:
Balance at December 31, 2023	15,121	$15	$195,546	$—	$8,132	$(17,075)	$186,618
Net loss	—	—	—	—	(7,565)	—	(7,565)
Foreign currency translation adjustment				108			108
Issuance of restricted stock	495	—	—	—	—	—	—
Forfeiture of common stock	(55)	—	—	—	—	—	—
Stock-based compensation	—	—	2,300	—	—	—	2,300
Treasury stock acquired	—	—	—	—	—	(359)	(359)
Balance at June 30, 2024	15,561	$15	$197,846	$108	$567	$(17,434)	$181,102

Balance at December 31, 2022	14,913	$15	$192,275	$—	$53,921	$(14,500)	$231,711
Net income	—	—	—	—	247	—	247
Issuance of restricted stock	186	—	—	—	—	—	—
Stock-based compensation	—	—	1,124	—	—	—	1,124
Treasury stock acquired	—	—	—		—	(2,532)	(2,532)
Balance at June 30, 2023	15,099	$15	$193,399	$—	$54,168	$(17,032)	$230,550
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUBRIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating Activities:
Net income (loss)	$(7,565)	$247
Adjustments to net income (loss):
Provision for credit losses	358	181
Deferred taxes	(5,224)	(1,533)
Stock-based compensation	2,300	1,124
Depreciation	800	1,095
Gain on sale of business	(1,250)	—
Amortization of acquisition-related intangibles	6,253	8,029
Amortization of software development costs	8,722	3,312
Amortization of deferred finance costs	213	180
Non-cash operating lease costs	897	1,211
Loss on disposal of property and equipment	—	117
Changes in operating assets and liabilities:
Accounts receivable	654	(3,806)
Financing receivables	506	940
Inventories	(318)	(178)
Prepaid expenses and other current assets	1,502	(2,017)
Accounts payable	5,750	7,448
Deferred revenue	1,769	(1,705)
Operating lease liabilities	(583)	(1,067)
Other liabilities	(2,375)	(2,278)
Prepaid income taxes	(679)	(1,110)
Net cash provided by operating activities	11,730	10,190
Investing Activities:
Purchase of business, net of cash acquired	(664)	—
Sale of business, net of cash and cash equivalents sold	21,410	—
Investment in software development	(9,324)	(12,143)
Purchase of property and equipment	(306)	(72)
Net cash provided by (used in) investing activities	11,116	(12,215)
Financing Activities:
Payments of long-term debt principal	(5,750)	(1,750)
Proceeds from revolving line of credit	21,072	11,602
Payments of revolving line of credit	(33,379)	(5,000)
Debt issuance costs	(529)	—
Treasury stock purchases	(358)	(2,532)
Net cash provided by (used in) financing activities	(18,944)	2,320
Increase in cash and cash equivalents	3,902	295
Change in cash and cash equivalents included in assets sold	(41)	—
Cash and cash equivalents at beginning of period	3,848	6,951
Cash and cash equivalents at end of period	$7,709	$7,246
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,312	$3,413
Cash paid for income taxes	$2,190	$1,783
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
In May 2024, the Company realigned its reporting structure due to certain organizational changes. As a result, the Company changed from three reportable segments of (i) Revenue Cycle Management (“RCM”), (ii) Electronic Health Records (“EHR”), and (iii) Patient Engagement to two reportable segments of (i) RCM and (ii) EHR. The Patient Engagement segment results have been transitioned into the EHR segment. This change is intended to improve connectivity and alignment between the two business units to better serve our clients and more accurately reflect how the Company’s management views and operates the business. All prior segment information has been recast to reflect the Company's new segment structure and current period presentation. Refer to Note 17 - Segment Reporting for more information.
During the third quarter of 2023, we changed the presentation of certain costs previously recorded within the expense captions of "Product development" and "General and administrative" to better comply with the disclosure requirements of Staff Accounting Bulletin Topic 11.B. Miscellaneous Disclosure: Depreciation and Depletion Excluded from Cost of Sales. These changes are summarized as follows:
•Amortization expense associated with capitalized software development costs, previously recorded within the expense caption of "Product development," has been combined with amounts previously recorded within the expense caption "Amortization of acquisition-related intangibles" and reflected in a newly-presented expense caption of "Amortization."
•Depreciation expense previously recorded within the expense caption of "General and administrative" has been reclassified within the newly-presented expense caption of "Depreciation."
•The expense caption previously labeled as "Costs of sales" has been renamed "Costs of revenue (exclusive of amortization and depreciation)," with the previously reported reference to "Gross profit" removed from the current presentation.

The following table provides the amounts reclassified for the three and six months ended June 30, 2023.

	Three Months Ended June 30, 2023
(in thousands)	As previously reported	Re-classifications	As reclassified	As currently reported
Costs of revenue (exclusive of amortization and depreciation)
RCM	$27,119	$—	$27,119	$27,119
EHR	17,014	—	17,014	17,014
Other expenses
Product development	10,595	(1,826)	8,769	8,769
Sales and marketing	8,132	—	8,132	8,132
General and administrative	19,654	(597)	19,057	19,057
Amortization of acquisition-related intangibles	4,014	(4,014)	—	—
Amortization	—	5,840	5,840	5,840
Depreciation	—	597	597	597

	Six Months Ended June 30, 2023
(in thousands)	As previously reported	Re-classifications	As reclassified	As currently reported
Costs of revenue (exclusive of amortization and depreciation)
RCM	$54,302	$—	$54,302	$54,302
EHR	34,008	—	34,008	34,008
Other expenses
Product development	20,434	(3,313)	17,121	17,121
Sales and marketing	15,089	—	15,089	15,089
General and administrative	34,604	(1,094)	33,510	33,510
Amortization of acquisition-related intangibles	8,029	(8,029)	—	—
Amortization	—	11,341	11,341	11,341
Depreciation	—	1,095	1,095	1,095
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
New Accounting Standards Yet to be Adopted

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through additional and more detailed information about a reportable segment's expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently evaluating the potential impact of adopting this new guidance on its disclosures.

3.     REVENUE RECOGNITION
Our contracts with customers can include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Our contracts are generally distinct and accounted for as separate performance obligations. Revenue is recognized upon transfer of control of promised products or services to clients in an amount that reflects the consideration we expect to receive in exchange for those products and services. The Company employs the 5-step revenue recognition model under ASC 606, Revenue from Contracts with Customers, to: (1) identify the contract with the client, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation.
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
•Electronic Health Records
The Company enters into contractual obligations to sell perpetual software licenses, installation, conversion, and related training services, software application support, hardware, and hardware maintenance services to acute care community hospitals. The Company also enters into contractual obligations to sell time-based software licenses, implementation and customization professional services, and software application support services to a variety of healthcare organizations, including hospital systems, health ministries, and government and non-profit organizations.
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

The following table details deferred revenue for the six months ended June 30, 2024 and 2023, included in the condensed consolidated balance sheets:

(In thousands)	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Beginning balance	$8,677	$11,590
Deferred revenue recorded	8,230	10,623
Less deferred revenue recognized as revenue	(7,065)	(12,328)
Ending balance	$9,842	$9,885
The deferred revenue recorded during the six months ended June 30, 2024 and 2023 is comprised primarily of the annual renewals of certain software subscriptions billed during the first quarter of each year and deposits collected for future EHR installations. The deferred revenue recognized as revenue during the six months ended June 30, 2024 and 2023 is comprised primarily of the periodic recognition of annual renewals that were deferred until earned and deposits for future EHR installations that were earned during the period.
Costs to Obtain and Fulfill a Contract with a Customer
Costs to obtain a contract include the commission costs related to SaaS and RCM arrangements, which are capitalized and amortized ratably over the expected life of the customer contract. As a practical expedient, we generally recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset would have been one year or less. Costs to obtain a contract are expensed within the caption “Expenses - Sales and marketing” in the accompanying condensed consolidated statements of operations.
Contract fulfillment costs related to the implementation of SaaS arrangements are capitalized and amortized ratably over the expected life of the customer contract. Costs to fulfill contracts consist of the payroll costs for the implementation of SaaS arrangements, including time for training, conversions, and installation that is necessary for the software to be utilized. Contract fulfillment costs are expensed within the caption “Costs of revenue (exclusive of amortization and depreciation) - EHR” in the accompanying condensed consolidated statements of operations.
Costs to obtain and fulfill contracts related to SaaS and RCM arrangements are included within the “Prepaid expenses and other current assets” and "Other assets, net of current portion" line items on our condensed consolidated balance sheets. The following table details the costs to obtain and fulfill contracts with customers for the six months ended June 30, 2024 and 2023:

(In thousands)	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Beginning balance	$13,115	$11,577
Costs to obtain and fulfill contracts capitalized	3,430	3,690
Less costs to obtain and fulfill contracts recognized as expense	(3,649)	(2,691)
Ending balance	$12,896	$12,576
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

As part of the divestiture, as of January 16, 2024 we entered into a transition services agreement (“TSA”) with Buyer to assist them in the transition of certain functions, including, but not limited to, information technology, finance and accounting, for 18 months in accordance with the terms of this agreement. Aside from these customary transition services, there is no continuing involvement after the disposal. The Company has $0.6 million in receivables from Buyer for the TSA services reflected under the caption “Accounts receivable” in the condensed consolidated balance sheet.

The Company finalized the accounting for the sale during the three months ended March 31, 2024 and has recorded a $1.25 million gain on sale, which is reflected under the caption “Other income” in the condensed consolidated statement of operations.
The accompanying condensed consolidated balance sheet as of December 31, 2023 includes amounts related to this Transaction under the captions "Assets of held for sale disposal group" and "Liabilities of held for sale disposal group," the details of which are as follows as of December 31, 2023:

(In thousands)
Assets of held for sale disposal group
Accounts receivable, net	$3,087
Financing receivables, net	37
Prepaid expenses	34
Software costs, net	3,386
Intangibles, net	11,739
Goodwill	7,694
Total	$25,977

Liabilities of held for sale disposal group
Accounts payable	$178
Other accrued liabilities	576
Deferred tax liability	223
Total	$977

The following table presents the pretax loss for AHT that is included in our condensed consolidated statement of operations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023

Pretax loss	$—	$(505)	$(241)	$(376)

Acquisition of Viewgol, LLC
On October 16, 2023, the Company acquired all of the assets and liabilities of Viewgol, LLC (“Viewgol”), a Delaware limited liability company, pursuant to a Securities Purchase Agreement dated October 16, 2023. Based in Frisco, Texas, Viewgol is a provider of ambulatory RCM analytics and complementary outsourcing services with an extensive offshore presence we intend to leverage and grow to accommodate the growing demand for RCM services by our pre-existing acute care customers.

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

The preliminary estimated fair values of assets acquired and liabilities assumed as of December 31, 2023, and as updated through June 30, 2024, are as follows:

(In thousands)	Purchase Price Allocation as of December 31, 2023	Purchase Price Allocation as of June 30, 2024
Acquired cash	$1,449	$1,449
Accounts receivable	2,233	2,233
Prepaid expenses	132	132
Property and equipment	1,112	1,112
Intangible assets	17,720	17,720
Goodwill	17,263	17,927
Accounts payable and accrued liabilities	(711)	(711)
Contingent consideration	(1,044)	(1,044)
Net assets acquired	$38,154	$38,818
In April 2024, the Company paid an additional $0.7 million for working capital adjustments which is reflected under the caption “Goodwill” in the condensed consolidated balance sheet.

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

Our condensed consolidated statement of operations for the six months ended June 30, 2024 includes revenue of $9.9 million and net income of $3.7 million attributed to the Viewgol acquisition.

5. PROPERTY AND EQUIPMENT
Property and equipment, net was comprised of the following at June 30, 2024 and December 31, 2023:

(In thousands)	June 30, 2024	December 31, 2023
Land	$2,848	$2,848
Buildings and improvements	8,487	8,481
Computer equipment	10,363	10,104
Leasehold improvements	631	631
Office furniture and fixtures	626	586
Automobiles	18	18
Property and equipment, gross	22,973	22,668
Less: accumulated depreciation	(14,494)	(13,694)
Property and equipment, net	$8,479	$8,974

6. SOFTWARE DEVELOPMENT
Software development costs are accounted for in accordance with ASC 350-40, Internal-Use Software. We capitalize incurred labor costs for software development from the time the preliminary project phase is completed until the software is available for general release. Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. We amortize capitalized software value on a straight-line basis over that estimated useful life of five years. If the actual useful life of the asset is determined to be shorter than our estimated useful life, we will amortize the remaining book value over the remaining actual useful life, or the asset may be deemed to be impaired and, accordingly, a write-down of the value of the asset may be recorded as a charge to earnings. Amortization begins when the related software features are placed in service. In the normal course of business, we occasionally abandon software development projects due to various reasons. During the three months ended June 30, 2024 we recognized $2.9 million of accelerated amortization with respect to a change in estimated useful life of an abandoned software development project.
Software development costs, net was comprised of the following at June 30, 2024 and December 31, 2023:

(In thousands)	June 30, 2024	December 31, 2023
Software development costs	$60,673	$51,349
Less: accumulated amortization	(20,932)	(12,210)
Software development costs, net	$39,741	$39,139

7.     OTHER ACCRUED LIABILITIES
Other accrued liabilities was comprised of the following at June 30, 2024 and December 31, 2023:

(In thousands)	June 30, 2024	December 31, 2023
Salaries and benefits	$6,219	$5,194
Severance	2,781	5,806
Commissions	945	1,185
Contingent consideration	1,044	1,044
Operating lease liabilities, current portion	1,349	1,804
Other	5,143	4,859
Other accrued liabilities	$17,481	$19,892

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
The following is a calculation of the basic and diluted EPS for the Company's common stock, including a reconciliation between net income and net income attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2024	2023	2024	2023
Net income (loss)	$(5,049)	$(2,837)	$(7,565)	$247
Less: Net (income) loss attributable to participating securities	216	64	263	(5)
Net income (loss) attributable to common stockholders	$(4,833)	$(2,773)	$(7,302)	$242

Weighted average shares outstanding used in basic per common share computations	14,313	14,200	14,273	14,168
Add: Dilutive potential common shares	—	—	—	—
Weighted average shares outstanding used in diluted per common share computations	14,313	14,200	14,273	14,168

Basic EPS	$(0.34)	$(0.20)	$(0.51)	$0.02
Diluted EPS	$(0.34)	$(0.20)	$(0.51)	$0.02

During 2022, 2023, and 2024, performance share awards were granted to certain executive officers and key employees of the Company that will result in the issuance of common stock if the predefined performance criteria are met. The awards provide for an aggregate target of 512,103 shares, of which none have been included in the calculation of diluted EPS for the three and six months ended June 30, 2024 because the related threshold award performance levels have not been achieved as of June 30, 2024. See Note 10 - Stock-Based Compensation and Equity for more information.

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

For the three months ended June 30, 2024, our effective tax rate decreased to 29.6% from 36.8% in the same period in 2023. This reduction was primarily driven by a decrease in the impact of state deferred taxes and the research and development (R&D) tax credit generated during the current quarter compared to the prior-year quarter.

Similarly, our effective tax rate for the six months ended June 30, 2024 decreased to 32.9% from 141.2% for the six months ended June 30, 2023. This improvement was largely due to the R&D tax credit, which provided an incremental benefit of 21.0% compared to the first six months of 2023. The significantly higher effective tax rate in the prior year was primarily driven by a disproportionate impact of tax credits and non-conforming state deferred taxes relative to the pretax loss.

10.   STOCK-BASED COMPENSATION AND EQUITY
Stock-based compensation expense is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employees’ or non-employee directors’ requisite service period.
The following table details total stock-based compensation expense for the three and six months ended June 30, 2024 and 2023, included in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Costs of revenue (exclusive of amortization and depreciation)	$230	$140	$266	$320
Other expenses	1,271	(263)	2,034	804
Pre-tax stock-based compensation expense	1,501	(123)	2,300	1,124
Less: income tax effect	(315)	27	(483)	(247)
Net stock-based compensation expense	$1,186	$(96)	$1,817	$877
The Company's stock-based compensation awards are in the form of restricted stock and performance share awards granted pursuant to the Company's Amended and Restated 2019 Incentive Plan (the "Plan"). As of June 30, 2024, there was $10.9 million of unrecognized compensation expense related to unvested and unearned, as applicable, stock-based compensation arrangements granted under the Plan, which is expected to be recognized over a weighted-average period of 2.1 years.
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

A summary of restricted stock activity under the Plan during the six months ended June 30, 2024 and 2023 is as follows:

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Shares	Weighted-Average Grant Date Fair Value Per Share	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested restricted stock outstanding at beginning of period	343,315	$29.08	281,161	$32.24
Granted	495,003	10.03	186,822	29.23
Vested	(151,642)	30.95	(139,760)	31.33
Forfeited	(54,603)	12.84	—	—
Unvested restricted stock outstanding at end of period	632,073	$14.57	328,223	$30.92
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

A summary of performance share award activity under the Plan during the six months ended June 30, 2024 and 2023 is as follows, based on the target award amounts set forth in the performance share award agreements:

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Shares	Weighted-Average Grant Date Fair Value Per Share	Shares	Weighted-Average Grant Date Fair Value Per Share
Performance share awards outstanding at beginning of period	273,791	$33.17	252,375	$31.84
Granted	323,461	10.03	122,071	31.21
Forfeited or unearned	(85,149)	37.98	(96,069)	26.96
Performance share awards outstanding at end of period	512,103	$18.60	278,377	$33.25

Stock Repurchases
On September 4, 2020, our Board of Directors approved a stock repurchase program under which we were authorized to repurchase up to $30.0 million of our common stock through September 3, 2022. On July 27, 2022, the Board of Directors extended the expiration date of the stock repurchase program to September 4, 2024. We repurchased 49,789 shares during the six months ended June 30, 2023, and there were no additional shares repurchased during the six months ended June 30, 2024. The approximate dollar value of shares that may yet be repurchased under the stock repurchase program was $16.5 million as of June 30, 2024. Any future stock repurchase transactions may be made through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Any repurchase activity will depend on many factors, such as the availability of shares of our common stock, general market conditions, the trading price of our common stock, alternative uses for capital, the Company’s financial performance, compliance with the terms of our Amended and Restated Credit Agreement and other factors. Concurrent with the authorization of this stock repurchase program in September 2020, the Board of Directors opted to indefinitely suspend all quarterly dividends.
In addition to shares repurchased under the approved stock repurchase program, we purchased 42,979 and 37,989 shares as of June 30, 2024 and 2023, respectively, to fund required tax withholdings. Shares withheld to cover required tax withholdings related to the vesting of restricted stock do not reduce our total share repurchase authority.
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
The Company analyzed the terms governing the Rights under ASC 480 - Distinguishing Liabilities from Equity and concluded that the Rights are a freestanding financial instrument that qualifies for liability classification. Specifically, the provisions within the Rights Agreement provide for scenarios outside of the Company’s control that may require the Company to settle a portion of the Rights in cash, rather than in shares of common stock.

The Rights are only exercisable upon the occurrence of certain events, which have not occurred as of the end of the reporting period, and the Company does not consider it likely that these events will occur in the future. As it is not considered likely that these events will occur, the Company considers the likelihood of exercise to be remote and has not ascribed value to the Rights as of June 30, 2024. The Company will continue to monitor the likelihood of exercise in future reporting periods.
11.   FINANCING RECEIVABLES
Short-Term Payment Plans
The Company provides fixed monthly payment arrangements ("short-term payment plans") over terms ranging from three to twelve months for certain add-on software installations. As a practical expedient, we do not adjust the amount of consideration recognized as revenue for the financing component as unearned income when we expect payment within one year or less. These receivables, included in the current portion of financing receivables, were comprised of the following at June 30, 2024 and December 31, 2023:

(In thousands)	June 30, 2024	December 31, 2023
Short-term payment plans, gross	$1,119	$788
Less: allowance for losses	(56)	(39)
Short-term payment plans, net	$1,063	$749
Long-Term Financing Arrangements
Additionally, the Company provides financing for purchases of its information and patient care solutions to certain healthcare providers under long-term financing arrangements expiring in various years through 2030. Under long-term financing arrangements, the transaction price is adjusted by a discount rate that reflects market conditions that would be used for a separate financing transaction between the Company and licensee at contract inception, and takes into account the credit characteristics of the licensee and market interest rates as of the date of the agreement. As such, the amount of fixed fee revenue recognized at the beginning of the license term will be reduced by the calculated financing component. As payments are received from the licensee, the Company recognizes a portion of the financing component as interest income, reported as other income in the condensed consolidated statements of operations. These receivables typically have terms from two to seven years.
The components of these receivables were as follows at June 30, 2024 and December 31, 2023:

(In thousands)	June 30, 2024	December 31, 2023
Long-term financing arrangements, gross	$4,284	$5,212
Less: allowance for expected credit losses	(332)	(377)
Less: unearned income	(271)	(361)
Long-term financing arrangements, net	$3,681	$4,474
Future minimum payments to be received subsequent to June 30, 2024 are as follows:

(In thousands)
Years Ending December 31,
2024	$1,671
2025	2,195
2026	276
2027	69
2028	62
Thereafter	11
Total minimum payments to be received	4,284
Less: allowance for expected credit losses	(332)
Less: unearned income	(271)
Receivables, net	$3,681

Credit Quality of Financing Receivables and Allowance for Expected Credit Losses
The following table is a roll-forward of the allowance for expected credit losses for the six months ended June 30, 2024 and year ended December 31, 2023:

(In thousands)	Balance at Beginning of Period	Provision	Charge-offs	Recoveries	Sale of AHT	Balance at End of Period
June 30, 2024	$416	$(26)	$—	$—	$(2)	$388
December 31, 2023	$549	$(133)	$—	$—	$—	$416
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
Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. To facilitate customer collection and credit monitoring efforts, financing receivable amounts are invoiced and reclassified to trade accounts receivable when they become due, with all invoiced amounts placed on nonaccrual status. As a result, all past due amounts related to the Company’s financing receivables are included in trade accounts receivable in the accompanying condensed consolidated balance sheets. The following is an analysis of the age of financing receivables amounts (excluding short-term payment plans) that have been reclassified to trade accounts receivable and were past due as of June 30, 2024 and December 31, 2023:

(In thousands)	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due
June 30, 2024	$594	$235	$518	$1,347
December 31, 2023	$857	$231	$323	$1,411
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

(In thousands)	June 30, 2024	December 31, 2023
Stratification of uninvoiced client financing receivables based on aging of related trade accounts receivable:
Uninvoiced client financing receivables related to trade accounts receivable that are 1 to 90 Days Past Due	$2,347	$1,068
Uninvoiced client financing receivables related to trade accounts receivable that are 91 to 180 Days Past Due	579	1,720
Uninvoiced client financing receivables related to trade accounts receivable that are 181 + Days Past Due	975	965
Total uninvoiced client financing receivables balances of clients with a trade accounts receivable	$3,901	$3,753
Total uninvoiced client financing receivables of clients with no related trade accounts receivable	112	1,098
Total financing receivables with contractual maturities of one year or less	1,119	788
Less: allowance for expected credit losses	(388)	(416)
Total financing receivables	$4,744	$5,223

12. INTANGIBLE ASSETS AND GOODWILL
The following tables summarize the gross carrying amounts, accumulated amortization and accumulated impairment of identifiable intangible assets with definite lives by major class as of June 30, 2024 and December 31, 2023:

	June 30, 2024
(In thousands)	Customer Relationships	Trademark	Developed Technology	Non-Compete Agreements	Total
Gross carrying amount, beginning of period	$116,470	$7,720	$31,900	$1,620	$157,710
Accumulated amortization	(45,441)	(5,378)	(20,905)	(684)	(72,408)
Accumulated impairment	—	(2,342)	—	—	(2,342)
Net intangible assets as of June 30, 2024	$71,029	$—	$10,995	$936	$82,960
Weighted average remaining years of useful life	8.0	0.0	8.2	3.0	8.1

	December 31, 2023
(In thousands)	Customer Relationships	Trademark	Developed Technology	Non-Compete Agreements	Total
Gross carrying amount, beginning of period	$132,170	$12,320	$40,800	$1,400	$186,690
Intangible assets acquired	16,100	—	1,400	220	17,720
Accumulated amortization	(63,686)	(6,974)	(29,934)	(522)	(101,116)
Accumulated impairment	—	(2,342)			(2,342)
Held for sale	(8,735)	(3,004)			(11,739)
Net intangible assets as of December 31, 2023	$75,849	$—	$12,266	$1,098	$89,213

During the fourth quarter of 2023, the Company committed to the Company-wide rebranding and legal entity consolidation initiative that culminated in the change of the Company’s corporate name to “TruBridge, Inc.” on March 4, 2024. As a result of this initiative, it was expected that certain of the Company’s brand names and related trademarks would cease to be used, resulting in total trademark impairment recorded during the year ended December 31, 2023 of $2.3 million. Of the total trademark impairment charge, $1.0 million is derived from our RCM segment, $1.2 million is derived from our EHR segment, and $0.1 million is derived from our former Patient Engagement segment.
The following table represents the remaining amortization of definite-lived intangible assets as of June 30, 2024:

(In thousands)
For the year ended December 31,
2024	$6,253
2025	12,190
2026	11,517
2027	10,497
2028	10,203
Thereafter	32,300
Total	$82,960
The following table sets forth the change in the carrying value of our goodwill balances by reportable segment for the six months ended June 30, 2024:

(In thousands)	RCM	EHR	Total
Gross value at December 31, 2023	$79,084	$136,432	$215,516
Accumulated impairment	—	(35,913)	(35,913)
Held for sale	—	(7,694)	(7,694)
Carrying value at December 31, 2023	79,084	92,825	171,909
Purchase price adjustment (Viewgol)	664	—	664
Gross value at June 30, 2024	79,748	128,738	208,486
Accumulated impairment	—	(35,913)	(35,913)
Carrying value as of June 30, 2024	$79,748	$92,825	$172,573

Goodwill is evaluated for impairment annually on October 1, or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist.

During the first quarter of 2024, our share price experienced a sustained decline resulting in a decrease in our market capitalization. This decline in share price was identified as a triggering event requiring a quantitative assessment for goodwill impairment in all of our reporting segments.

We assessed goodwill in each of our reporting segments for impairment as of March 31, 2024, by using a combination of the income and market valuation approaches. Under the income approach, we used a discounted cash flow model, which utilizes present values of cash flows to estimate fair value. Our forecasted cash flows reflected conditions as of March 31, 2024, and reflected management’s anticipated business outlook for each reporting unit, which requires the use of estimates. The market approach applied selected trading multiples of companies comparable to the respective reporting units to the Company’s financial measures. Trading multiples selected for each reporting unit varied from the low end of the range of guideline public companies up to the median depending on the specific characteristics of each reporting unit. The income approach was given significantly more weight in determining the fair values. The approaches, which qualify as Level 3 within the fair value hierarchy, incorporate a number of market participant assumptions including, but not limited to, future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s forecasts and long-term plans. Discount rate assumptions are based on an assessment of the inherent risk of the respective reporting units. These quantitative evaluations of the fair values of each of our reporting units resulted in no impairment as of March 31, 2024. Given that the fair values of the reporting units are based on management’s best estimates, if actual results should differ from those estimates, impairment charges may be required in future periods.

Our share price continued to experience sustained decline during the first half of the second quarter of 2024. This decline in share price was identified as a triggering event requiring a quantitative assessment for goodwill impairment in all of our reporting segments.

On May 14, 2024, the Company announced a reorganization of its operating and reporting segment structure. This restructuring resulted in another triggering event requiring a quantitative assessment for goodwill impairment in our reporting units immediately pre- and post- reorganization as of that date. We utilized the same goodwill valuation approach as described above. These quantitative evaluations of the fair values of the goodwill in each of our reporting units resulted in no impairment.
13. LONG-TERM DEBT
Long-term debt was comprised of the following at June 30, 2024 and December 31, 2023:

(In thousands)	June 30, 2024	December 31, 2023
Term loan facility	$58,125	$63,875
Revolving credit facility	123,416	135,723
Debt obligations	181,541	199,598
Less: unamortized debt issuance costs	(1,503)	(1,187)
Debt obligation, net	180,038	198,411
Less: current portion	(3,074)	(3,141)
Long-term debt	$176,964	$195,270
As of June 30, 2024, the carrying value of debt approximated the fair value due to the variable interest rate, which reflected the market rate.
Credit Agreement
In conjunction with our acquisition of Healthland Holding Inc. in January 2016, we entered into a syndicated credit agreement with Regions Bank ("Regions") serving as administrative agent, which provided for a $125 million term loan facility and a $50 million revolving credit facility. On June 16, 2020, we entered into an Amended and Restated Credit Agreement that increased the aggregate principal amount of our credit facilities to $185 million, including a $75 million term loan facility and a $110 million revolving credit facility. On May 2, 2022, we entered into a First Amendment (the "First Amendment") to the Amended and Restated Credit Agreement that increased the aggregate principal amount of our credit facilities to $230 million, which includes a $70 million term loan facility and a $160 million revolving credit facility. There are no limitations on borrowing under the revolving credit facility other than that as of a date of borrowing there cannot be an ongoing event of default and there cannot be an event of default that would result from a new credit extension. In addition, the interest rate provisions of the First Amendment reflect the transition from the London Interbank Offered Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR") as the new benchmark interest rate for each loan.
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

Anticipated annual future maturities of the term loan facility and revolving credit facility are as follows as of June 30, 2024:

(In thousands)
2024	$1,750
2025	3,500
2026	3,500
2027	172,791
$181,541
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
The First Amendment provides incremental facility capacity of $75 million, subject to certain conditions. The Amended and Restated Credit Agreement, as amended by the First Amendment, includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase, or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated net leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. The First Amendment requires the Company to maintain a minimum fixed charge coverage ratio of 1.25:1.00 throughout the duration of such agreement. Under the First Amendment, the Company is required to comply with a maximum consolidated net leverage ratio of 3.50:1.00. Further, under the First Amendment, in connection with any acquisition by the Company exceeding $25 million, the Company may elect to increase the maximum permitted consolidated net leverage ratio for the fiscal quarter in which the acquisition occurs and each of the following three fiscal quarters by 0.50:1.00 above the otherwise permitted maximum. If the consolidated net leverage ratio is less than 2.50:1.00, there is no limit on the incremental facility. The Amended and Restated Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default. On March 10, 2023, the calculation of the fixed charge coverage ratio was amended pursuant to the Second Amendment to the Amended and Restated Credit Agreement in order to specifically exclude from the definition of fixed charges the Company's share repurchases conducted during the third and fourth quarters of 2022.
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

Credit Facility - Third Amendment
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
Credit Facility - Fourth Amendment
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
Finally, the consolidated fixed charge coverage ratio covenant was decreased from 1.25:1.00 to 1.15:1.00 for each fiscal quarter ending March 31, 2024 through and including December 31, 2024. We believe that we were in compliance with the covenants contained in the Amended and Restated Credit Agreement, as amended, as of June 30, 2024.
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

Supplemental balance sheet information related to operating leases was as follows:

(In thousands)	June 30, 2024	December 31, 2023
Operating lease assets:
Operating lease assets	$3,861	$5,192
Operating lease liabilities:
Other accrued liabilities	1,349	1,804
Operating lease liabilities, net of current portion	2,512	3,074
Total operating lease liabilities	$3,861	$4,878
Weighted average remaining lease term in years	3.8	4
Weighted average discount rate	4.1%	4.2%
Because our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. We used the incremental borrowing rate on January 1, 2019, for operating leases that commenced prior to that date.
The future minimum lease payments payable under these operating leases subsequent to June 30, 2024 are as follows:

(In thousands)
2024	$825
2025	1,008
2026	962
2027	678
2028	462
Thereafter	231
Total lease payments	4,166
Less imputed interest	(305)
Total	$3,861
Total lease expense for the six months ended June 30, 2024 and 2023 was $0.6 million and $1.1 million, respectively.
Total cash paid for amounts included in the measurement of lease liabilities within operating cash flows from operating leases for the six months ended June 30, 2024 and 2023 was $0.6 million and $1.1 million, respectively.

15.  COMMITMENTS AND CONTINGENCIES
From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. Management does not believe it is reasonably possible that such matters will have a material adverse effect on the Company’s financial statements. The Company recorded a liability of $1.0 million related to contingent consideration for Viewgol's former equity holders as of December 31, 2023 and June 30, 2024.
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

At June 30, 2024, we measured the fair value of contingent consideration that represents the potential earnout incentive for Viewgol’s former equity holders. We estimated the fair value of this contingent consideration based on the probability of Viewgol meeting EBITDA targets (subject to certain pro-forma adjustments).

The following table summarizes the carrying amount and fair value of the contingent consideration at June 30, 2024:

		Fair Value at June 30, 2024 Using
(In thousands)	Carrying Amount at June 30, 2024	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Contingent consideration	$1,044	$—	$—	$1,044
Total	$1,044	$—	$—	$1,044

The following table summarizes the carrying amount and fair value of the contingent consideration at December 31, 2023:

		Fair Value at December 31, 2023 Using
(In thousands)	Carrying Amount at December 31, 2023	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Contingent consideration	$1,044	$—	$—	$1,044
Total	$1,044	$—	$—	$1,044
17.  SEGMENT REPORTING
Our chief operating decision makers ("CODM") previously identified the following three operating and reportable segments: RCM, EHR, and Patient Engagement. In May 2024, the Company made a number of changes to its organizational structure and management system to better align the Company's operating model with its strategic initiatives. As a result, the Company changed from three operating and reportable segments of (i) RCM, (ii) EHR and (iii) Patient Engagement to two operating and reportable segments of (i) EHR and (ii) RCM. These two segments are distinct business units with unique market dynamics and opportunities. They represent the components of the Company for which separate financial information is available and is utilized on a regular basis by the CODM in assessing segment performance and in allocating the Company's resources. The Patient Engagement segment results were transitioned into the EHR segment for all periods presented.
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
Adjusted EBITDA consists of GAAP net income (loss) as reported and adjusts for (i) depreciation expense; (ii) amortization of software development costs; (iii) amortization of acquisition-related intangibles; (iv) stock-based compensation; (v) severance; (vi) other non-recurring charges; (vii) interest expense and other, net; and (viii) the provision (benefit) for income taxes. There are no intersegment revenues to be eliminated in computing segment revenue.
The CODM do not evaluate operating segments nor make decisions regarding operating segments based on assets. Consequently, we do not disclose total assets by reportable segment.

The following table presents a summary of the revenues and adjusted EBITDA of our two operating segments for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Revenues by segment:
RCM	$54,108	$47,760	$107,146	$96,391
EHR
Recurring revenue
Acute EHR	26,666	30,013	54,160	59,353
Post-acute EHR	—	3,729	582	7,636
Total recurring EHR revenue	26,666	33,742	54,742	66,989
Non-recurring revenue
Acute EHR	3,956	2,775	6,008	6,750
Post-acute EHR	—	345	81	725
Total non-recurring EHR revenue	3,956	3,120	6,089	7,475
Total EHR revenue	$30,622	$36,862	$60,831	$74,464
Total revenues	$84,730	$84,622	$167,977	$170,855

Adjusted EBITDA by segment:
RCM	$7,804	$5,682	$14,202	13,580
EHR	4,770	5,545	7,826	12,289
Total adjusted EBITDA	$12,574	$11,227	$22,028	$25,869
The following table reconciles net income to adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Net income (loss), as reported	$(5,049)	$(2,837)	(7,565)	247
Deferred revenue and other purchase accounting adjustments	—	—	—	—
Depreciation expense	400	597	800	1,095
Amortization of software development costs	5,980	1,826	8,722	3,312
Amortization of acquisition-related intangibles	3,126	4,014	6,253	8,029
Stock-based compensation	1,501	(123)	2,300	1,124
Severance and other non-recurring charges	4,586	6,819	8,430	7,920
Interest expense	4,151	2,586	8,051	4,988
Gain on sale of AHT	—	—	(1,250)	—
Provision (benefit) for income taxes	(2,121)	(1,655)	(3,713)	(846)
Total adjusted EBITDA	$12,574	$11,227	$22,028	$25,869
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
•Severance and other non-recurring charges - We exclude severance expenses (primarily related to costs associated with our recent business transformation initiative) and other non-recurring charges (such as interest income, service charges, and other (income)/loss, and foreign currency (gain)/loss) from adjusted EBITDA because we believe (i) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such expenses can vary significantly between periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations is intended to be read together with the unaudited condensed consolidated financial statements and related notes appearing elsewhere herein.

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
•volatility in our stock price;
•our material weakness in internal control over financial reporting, and failure to develop and maintain effective internal controls;
•inherent limitations in our internal control over financial reporting;
•vulnerability to significant damage from natural disasters;
•exposure to market risk related to interest rate changes;
•potential material adverse effects due to macroeconomic conditions; and
•our Rights Agreement includes terms and conditions that could discourage a takeover or other transactions that stockholders may consider favorable.
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
The Company operates its business in two operating segments, which are also our reportable segments: RCM and EHR. The individual companies align with the reporting segments and contribute towards the combined focus of improving the health of the communities we serve as follows:
•The revenue cycle management (“RCM”) reporting segment focuses on providing business management, consulting, and managed IT services along with its complete RCM solution for all care settings, regardless of their primary healthcare information solutions provider.
•The electronic healthcare record (“EHR”) segment provides comprehensive acute care EHR solutions and related services for community hospitals and their physician clinics. Prior to our sale of American HealthTech, Inc. (“AHT”) in January 2024, our EHR segment also provided post-acute care EHR solutions and related services for skilled nursing and assisted living facilities. The EHR segment also offers comprehensive patient engagement and empowerment technology solutions through the Get Real Health entity to improve patient outcomes and engagement strategies with care providers.
Our companies currently support community hospitals and other healthcare systems with a geographically diverse patient mix within the domestic community healthcare market. Our target market for our RCM and EHR solutions includes community hospitals with fewer than 400 acute care beds and their clinics, as well as independent or small to medium sized chains of skilled nursing facilities. Most of our acute care hospital EHR customer base is comprised of hospitals with fewer than 100 beds.

See Note 17 - Segment Reporting of the condensed consolidated financial statements included herein for additional information on our two reportable segments.
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
We determine retention rates by reference to the amount of beginning-of-period Acute Care EHR recurring revenues that have not been lost due to customer attrition from our production environment customer base. Production environment customers are those that are using our applications to document live patient encounters, as opposed to legacy environment customers that have view-only access to historical patient records. Since 2019, these retention rates have consistently remained in the mid-to-high 90th percentile ranges. Specifically, we achieved retention rates of 92.1% in 2023, 98.2% in 2022 and 94.9% in 2021. The annualized retention rate in the first half of 2024 was 95.0%. We have increased customer retention efforts by enhancing support services, investing in tooling and instrumentation to proactively monitor for potential disruptions, and deploying in-application experience software that delivers application-specific insights while using our products.
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
The overwhelming majority of our historical EHR installations have been under a perpetual license model, but new customer demand has dramatically shifted towards a SaaS license model in the past several years. SaaS license models made up only 12% of annual new acute care EHR installations in 2018, increasing to 100% during 2023 and the first six months of 2024. These SaaS offerings are attractive to our clients because this configuration allows them to obtain access to advanced software products without a significant initial capital outlay. We expect this trend to continue for the foreseeable future, with the resulting impact on the Company’s financial statements being reduced EHR revenues in the period of installation in exchange for increased recurring periodic revenues (reflected in EHR revenues) over the term of the SaaS arrangement. This naturally places downward pressure on short-term revenue growth and profitability metrics, but benefits long-term revenue growth and profitability which, in our view, is consistent with our goal of delivering long-term shareholder value.
For customers electing to purchase our technology solutions under a traditional perpetual license, we have historically made financing arrangements available on a case-by-case basis, depending on the various aspects of the proposed contract and customer attributes. These financing arrangements have comprised the majority of our perpetual license installations over the past several years, and include short-term payment plans and longer-term lease financing through us or third-party financing companies. The aforementioned shift in customer preference towards SaaS arrangements has significantly reduced the frequency of new financing arrangements for customer purchases under a perpetual license. When combined with scheduled payments on existing financing arrangements, the reduced frequency of new financing arrangements has resulted in a substantial reduction in financing receivables during 2023 and the first six months of 2024.
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
Results of Operations
During the first six months of 2024, we generated revenues of $168.0 million from the sale of our products and services, compared to $170.9 million during the first six months of 2023, a decrease of 2% that is due to decreased revenues in our EHR segment partially offset by inorganic growth in RCM due to the acquisition of Viewgol. Net income (loss) decreased by $7.8 million to a net loss of $7.6 million during the first six months of 2024 from the prior-year period due to the combined effects of (i) increased severance costs associated with strategic efforts to right-size headcount, (ii) increased non-recurring charges largely related to executive leadership reorganization costs and rebranding efforts, (iii) increased interest expense due to acquisition-fueled growth in long-term debt and a rising interest rate environment, (iv) increased costs related to our strategy to migrate to a public cloud environment in order to increase business agility and improve security, and (v) increased amortization of capitalized software development costs.

The following table sets forth certain items included in our results of operations for the three and six months ended June 30, 2024 and 2023, expressed as a percentage of our total revenues for these periods:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
(In thousands)	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
INCOME DATA:
Revenues
RCM	$54,108	63.9%	$47,760	56.4%	$107,146	63.8%	$96,391	56.4%
EHR	30,622	36.1%	36,862	43.6%	60,831	36.2%	74,464	43.6%
Total revenues	84,730	100.0%	84,622	100.0%	167,977	100.0%	170,855	100.0%
Expenses
Costs of revenue (exclusive of amortization and depreciation)
RCM	30,269	35.7%	27,119	32.0%	59,866	35.6%	54,302	31.8%
EHR	13,073	15.4%	17,014	20.1%	25,237	15.0%	34,008	19.9%
Total costs of revenue (exclusive of amortization and depreciation)	43,342	51.2%	44,133	52.2%	85,103	50.7%	88,310	51.7%
Product development	8,207	9.7%	8,769	10.4%	18,894	11.2%	17,121	10.0%
Sales and marketing	7,815	9.2%	8,132	9.6%	14,408	8.6%	15,089	8.8%
General and administrative	18,878	22.3%	19,057	22.5%	38,274	22.8%	33,510	19.6%
Amortization	9,107	10.7%	5,840	6.9%	14,975	8.9%	11,341	6.6%
Depreciation	400	0.5%	597	0.7%	800	0.5%	1,095	0.6%
Total expenses	87,749	103.6%	86,528	102.3%	172,454	102.7%	166,466	97.4%
Operating income (loss)	(3,019)	(3.6)%	(1,906)	(2.3)%	(4,477)	(2.7)%	4,389	2.6%
Other income (expense):
Other income	91	0.1%	78	0.1%	1,514	0.9%	346	0.2%
Interest expense	(4,242)	(5.0)%	(2,664)	(3.1)%	(8,315)	(5.0)%	(5,334)	(3.1)%
Total other expense	(4,151)	(4.9)%	(2,586)	(3.1)%	(6,801)	(4.0)%	(4,988)	(2.9)%
Loss before taxes	(7,170)	(8.5)%	(4,492)	(5.3)%	(11,278)	(6.7)%	(599)	(0.4)%
Income tax benefit	(2,121)	(2.5)%	(1,655)	(2.0)%	(3,713)	(2.2)%	(846)	(0.5)%
Net income (loss)	$(5,049)	(6.0)%	$(2,837)	(3.4)%	$(7,565)	(4.5)%	$247	0.1%
Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023
Revenues
Total revenues for the three months ended June 30, 2024 decreased by $0.1 million compared to the three months ended June 30, 2023.
RCM revenues increased by $6.3 million, or 13%, compared to the second quarter of 2023 due to the acquisition of Viewgol, which increased RCM revenue by $5.2 million during the second quarter of 2024. Revenues excluding Viewgol increased by $1.2 million. The increase was driven by new contracts and was partially offset by decreased revenues due to customer attrition. Recurring RCM revenues were $52.4 million, or 96.4% of total RCM revenues.

EHR revenues decreased by $6.2 million, or 17%, compared to the second quarter of 2023, and were comprised of the following during the respective periods:

	Three Months Ended June 30,
(In thousands)	2024	2023
Recurring EHR revenues (1)
Acute Care EHR	$26,666	$30,013
Post-acute Care EHR	—	3,729
Total recurring EHR revenues	26,666	33,742
Non-recurring EHR revenues (2)
Acute Care EHR	3,956	2,775
Post-acute Care EHR	—	345
Total non-recurring EHR revenues	3,956	3,120
Total EHR revenues	$30,622	$36,862

(1) Mostly comprised of support and maintenance, third-party subscriptions, and SaaS revenues.

(2) Mostly comprised of installation revenues from the sale of our acute care and post-acute care EHR solutions and related applications under a perpetual (non-subscription) licensing model.
Recurring EHR revenues decreased by $7.1 million, or 21%, compared to the second quarter of 2023. The decrease is driven by the sale of AHT in January 2024, which caused a decrease in Post-acute Care recurring EHR revenues of $3.7 million. Acute Care EHR revenues decreased by $3.3 million primarily as a result of a decline in support revenues due to customer attrition and migration to SaaS arrangements and attrition of customers using our Centriq platform which is set to be sunset at the end of 2024. We expect to see some continued attrition of such customers in the third and fourth quarters of 2024.
Non-recurring EHR revenues increased by $0.8 million, or 27%, compared to the second quarter of 2023, primarily due to accelerated installations in the second quarter compared to the prior year period. This increase in non-recurring EHR revenues was partially offset by a $0.3 million decrease attributable to the sale of AHT in January 2024.
Costs of Revenue (exclusive of amortization and depreciation)
Total costs of revenue (exclusive of amortization and depreciation) decreased by $0.8 million compared to the second quarter of 2023. As a percentage of total revenues, costs of revenue (exclusive of amortization and depreciation) decreased to 51% of revenues during the second quarter of 2024 compared to 52% during the second quarter of 2023.
Costs associated with our RCM revenues increased by $3.2 million, or 12%, compared to the second quarter of 2023, primarily as a result of increased costs of sales from Viewgol of $1.8 million. Costs associated with RCM revenues excluding Viewgol increased by $1.3 million primarily due to incremental offshore costs as part of the transition and stabilization of the global workforce.
Costs associated with our EHR revenues decreased by $3.9 million, or 23%, compared to the second quarter of 2023, primarily due to (i) the sale of AHT in January 2024, which decreased payroll and software costs, (ii) our vendor savings initiative which led to software expense reductions, and (iii) headcount reduction as a result of our voluntary early retirement program in 2023.
Product Development
Product development expenses consist primarily of compensation and other employee-related costs (including stock-based compensation) and infrastructure costs incurred, but not capitalized, for new product development and product enhancements. Product development costs decreased by $0.6 million, or 6%, compared to the second quarter of 2023, primarily due to labor force optimization.

Sales and Marketing
Sales and marketing costs decreased by $0.3 million, or 4%, compared to the second quarter of 2023, driven by reduced payroll and marketing program costs.
General and Administrative
General and administrative expenses decreased by $0.2 million, or 1%, compared to the second quarter of 2023. This change was partially driven by decreases in non-recurring severance costs of $1.7 million and in other non-recurring expenses of $0.5 million. These decreases were partially offset by an increase in stock compensation of $1.3 million, and the acquisition of Viewgol resulting in $0.5 million of incremental expense.
Amortization & Depreciation
Combined amortization and depreciation expense increased by $3.1 million, or 48%, as increasing capitalized software development asset balances resulted in an increase in the related amortization. Included in amortization expense is a $2.9 million loss on disposal of capitalized software development costs, related to a sunset of one of the Company’s products.
Total Other Expense
Total other expense increased by $1.6 million during the second quarter of 2024 compared to the second quarter of 2023 due to an increase in interest expense of $1.6 million.
Loss Before Taxes
As a result of the foregoing factors, loss before taxes increased by $2.7 million, to a loss before taxes of $7.2 million in the second quarter of 2024 compared to a loss before taxes of $4.5 million in the second quarter of 2023.
Income Tax Benefit
Our effective tax rate for the three months ended June 30, 2024 decreased to 29.6% from 36.8% for the three months ended June 30, 2023. This reduction was primarily driven by a decrease in the impact of state deferred taxes and the research and development (R&D) tax credit generated during the current quarter compared to the prior-year quarter.
Net Income (Loss)
As a result of the foregoing factors, net income (loss) for the second quarter of 2024 decreased by $2.2 million to a net loss of $5.0 million, or $(0.34) per basic and diluted share, compared with net loss of $2.8 million, or $(0.20) per basic and diluted share, for the second quarter of 2023.
Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023
Revenues
Total revenues for the six months ended June 30, 2024 decreased by $2.9 million, or approximately 2%, compared to the six months ended June 30, 2023.
RCM revenues increased by $10.8 million, or 11%, compared to the first six months of 2024, primarily due to the acquisition of Viewgol, which increased RCM revenue by $9.9 million. Revenues excluding Viewgol increased by $0.8 million, driven by new contracts, and was partially offset by decreased revenues due to customer attrition.

EHR revenues decreased by $13.6 million, or 18%, compared to the first six months of 2023, and were comprised of the following during the respective periods:

	Six Months Ended June 30,
(In thousands)	2024	2023
Recurring EHR revenues (1)
Acute Care EHR	$54,160	$59,353
Post-acute Care EHR	582	7,636
Total recurring EHR revenues	54,742	66,989
Non-recurring EHR revenues (2)
Acute Care EHR	6,008	6,750
Post-acute Care EHR	81	725
Total non-recurring EHR revenues	6,089	7,475
Total EHR revenue	$60,831	$74,464

(1) Mostly comprised of support and maintenance, third-party subscriptions, and SaaS revenues.

(2) Mostly comprised of installation revenues from the sale of our acute care and post-acute care EHR solutions and related applications under a perpetual (non-subscription) licensing model.
Recurring EHR revenues decreased by $12.2 million, or 18%, compared to the first six months of 2023. The decrease was driven by the sale of AHT in January 2024, which caused a decrease in Post-acute Care EHR recurring revenues of $7.7 million. Acute Care EHR recurring revenues decreased by $4.5 million primarily as a result of a decline in support revenues due to customer migration to SaaS arrangements and attrition of customers using our Centriq platform which is set to be sunset at the end of 2024.
Non-recurring EHR revenues decreased by $1.4 million, or 19%, compared to the first six months of 2023. The consequence of our continued focus on increasing recurring revenues has been the de-emphasizing of nonrecurring, perpetual license sales. This is partially offset by accelerated installations in the second quarter of 2024 compared to the prior year period and the sale of our Post-acute Care EHR business in January 2024.
Costs of Revenue (exclusive of amortization and depreciation)
Total costs of sales decreased by $3.2 million compared to the first six months of 2023. As a percentage of total revenues, costs of sales decreased to 51% of revenues during the first six months of 2024 compared to 52% during the first six months of 2023.
Costs associated with RCM sales and support increased by $5.6 million, or 10%, compared to the first six months of 2023, as a result of increased costs of sales from Viewgol of $4.5 million. Costs associated with revenues excluding Viewgol increased by $1.1 million primarily due to incremental offshore costs as part of the transition and stabilization of the global workforce.
Costs of EHR system sales and support decreased by $8.8 million, or 26%, compared to the first six months of 2023, primarily due to (i) the sale of AHT in January 2024, which decreased payroll and software costs, (ii) our vendor savings initiative which led to software expense reductions, and (iii) headcount reduction as a result of our voluntary early retirement program in 2023.
Product Development
Product development expenses consist primarily of compensation and other employee-related costs (including stock-based compensation) and infrastructure costs incurred, but not capitalized, for new product development and product enhancements. Product development costs increased by $1.8 million, or 10%, compared to the first six months of 2023, primarily due to a decrease in capitalizable projects such as the sunsetting of Centriq compared to 2023, partially offset by labor force optimization in the second quarter of 2024.
Sales and Marketing
Sales and marketing costs remained relatively unchanged, decreasing by $0.7 million, or 5%, compared to the first six months of 2023.

General and Administrative
General and administrative expenses increased by $4.8 million, or 14%, compared to the first six months of 2023. The increase was mainly driven by an increase in stock compensation of $1.1 million, the acquisition of Viewgol resulting in $1.3 million of incremental expense, an increase in legal and accounting fees of $0.9 million, and an increase in non-recurring severance costs of $0.5 million.
Amortization & Depreciation
Combined amortization and depreciation expense increased by $3.3 million, or 27%, compared to the first six months of 2023, as some intangible assets became fully-amortized during the first six months of 2023. Included in amortization expense is a $2.9 million loss on disposal of capitalized software development costs, related to a sunset of one of the Company’s products.
Total Other Expense
Total other expense increased to expense of $6.8 million during the first six months of 2024, compared to expense of $5.0 million during the first six months of 2023, primarily due to an increase in interest expense, partially offset by gain on sale of AHT of $1.3 million in the first quarter of 2024.
Loss Before Taxes
As a result of the foregoing factors, loss before taxes increased by $10.7 million, to a loss before taxes of $11.3 million in the first six months of 2024 compared to income before taxes of $0.6 million in the first six months of 2023.
Income Tax Benefit
Our effective tax rate for the six months ended June 30, 2024 decreased to 32.9% from 141.2% for the six months ended June 30, 2023. This improvement was largely due to the R&D tax credit, which provided an incremental benefit of 21.0% over the corresponding benefit during the first six months of 2023. The significantly higher effective tax rate in the prior year was primarily driven by a disproportionate impact of tax credits and non-conforming state deferred taxes relative to the pretax loss.
Net Income (Loss)
Net income (loss) for the first six months of 2024 decreased by $7.8 million to a net loss of $7.6 million, or $(0.51) per basic and diluted share, compared with net income of $0.2 million, or $0.02 per basic and diluted share, for the first six months of 2023.
Supplemental Segment Information
Our reportable segments have been determined in accordance with ASC 280 - Segment Reporting. We have two reportable operating segments: RCM, and EHR. We evaluate each of our two operating segments based on segment revenues and segment adjusted EBITDA.
Adjusted EBITDA consists of GAAP net income as reported and adjusts for (i) depreciation expense; (ii) amortization of software development costs; (iii) amortization of acquisition-related intangibles; (iv) stock-based compensation; (v) severance and other non-recurring charges; (vi) interest expense and other, net; and (vii) the provision (benefit) for income taxes. The segment measurements provided to and evaluated by the chief operating decision makers (“CODM”) are described in Note 17 - Segment Reporting of the condensed consolidated financial statements. These results should be considered in addition to, and not as a substitute for, results reported in accordance with GAAP.

The following table presents a summary of the revenues and adjusted EBITDA of our two operating segments for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
(In thousands)
Revenues by segment:
RCM	$54,108	$47,760	$6,348	13%	$107,146	$96,391	$10,755	11%
EHR	30,622	36,862	(6,240)	(17)%	60,831	74,464	(13,633)	(18)%
Total sales revenues	$84,730	$84,622	$108	—%	$167,977	$170,855	$108	—%

Adjusted EBITDA by segment:
RCM	$7,804	$5,682	$2,122	37%	$14,202	$13,580	$622	5%
EHR	4,770	5,545	(775)	(14)%	7,826	12,289	(4,463)	(36)%
Segment Revenues
Refer to the corresponding discussion of revenues for each of our reportable segments previously provided under the Revenues heading of this Management's Discussion and Analysis. There are no intersegment revenues to be eliminated in computing segment revenue.
Segment Adjusted EBITDA - Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023
RCM adjusted EBITDA increased by $2.1 million, or 37%, compared to the second quarter of 2023, primarily due to increased revenue and margin growth from the acquisition of Viewgol.
EHR adjusted EBITDA decreased by $0.8 million, or 14%, compared to the second quarter of 2023. The primary driver of the decrease in adjusted EBITDA was declining revenues of $6.2 million partially driven by the sale of AHT in January 2024 which led to a revenue decrease of $4.1 million. Acute Care EHR revenues decreased by $2.1 million, primarily as a result of a decline in support revenues due to customer migration to SaaS arrangements and attrition of customers using our Centriq platform which is set to be sunset at the end of 2024. This was partially offset by a decrease in cost of sales due to (i) decreased payroll and software costs, (ii) our vendor savings initiative which led to software expense reductions, and (iii) headcount reduction as a result of our voluntary early retirement program in 2023.
Segment Adjusted EBITDA - Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023
RCM adjusted EBITDA increased by $0.6 million, or 5%, compared to the first six months of 2024. This increase was due to the Viewgol acquisition as well as incremental revenue from new contracts.
EHR adjusted EBITDA decreased by $4.5 million, or 36%, compared to the first six months of 2023. The primary driver of the decrease in adjusted EBITDA was declining revenues of $13.6 million partially driven by the sale of AHT in January 2024 which led to a revenue decrease of $7.7 million. Acute Care EHR revenues decreased by $5.9 million, primarily as a result of a decline in support revenues due to customer migration to SaaS arrangements and attrition of customers using our Centriq platform which is set to be sunset at the end of 2024. This was partially offset by a decrease in cost of sales due to (i) decreased payroll and software costs, (ii) our vendor savings initiative which led to software expense reductions, and (iii) headcount reduction as a result of our voluntary early retirement program in 2023.
Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2024, the aggregate principal amount of our credit facilities was $230 million, which included a $70 million term loan facility and a $160 million revolving credit facility. As of June 30, 2024, we had $181.5 million in principal amount of indebtedness outstanding under the credit facilities.
As of June 30, 2024 we had cash and cash equivalents of $7.7 million and remaining borrowing capacity under the revolving credit facility of $36.6 million, compared to $3.8 million of cash and cash equivalents and $24.3 million of remaining borrowing capacity under the revolving credit facility as of December 31, 2023. We believe that these funding sources, taken together with the future operating cash flows of the combined entity, provide adequate resources to fund ongoing cash requirements for the next twelve months and beyond. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of filing of this Form 10-Q. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms. Aside from normal operating cash requirements, obligations under our Credit Agreement (as discussed below) and operating leases, and opportunistic uses of capital in share repurchases and business acquisition transactions, we do not have any material cash commitments or planned cash commitments. Although the Company currently has no obligations related to planned acquisitions, the Company's strategy includes the potential for future acquisitions, which may be funded through draws on the credit facilities or the use of the other sources of liquidity described above.
On October 16, 2023, we made a draw of $41.0 million on the revolving credit facility in connection with the closing of the Viewgol acquisition, leaving a remaining $40.6 million of available borrowing capacity under the revolving credit facility as of that date. A portion of the proceeds from the draw, together with available cash on hand, was used by TruBridge to make the various required payments at the closing of the acquisition. During February 2024, the Company used a portion of the proceeds received from the sale of AHT to repay $7.0 million of the outstanding balance of the revolving credit facility. During June 2024, the Company made a payment of $4 million on the term loan facility.
Operating Cash Flow Activities
Net cash provided by operating activities increased by $1.5 million from $10.2 million provided by operations for the six months ended June 30, 2023 to $11.7 million provided by operations for the six months ended June 30, 2024. The increase in cash flows provided by operations is primarily due to increased collections from improved working capital management.
Investing Cash Flow Activities
Net cash provided by investing activities increased by $23.3 million, with $11.1 million provided during the six months ended June 30, 2024, compared to $12.2 million used during the six months ended June 30, 2023. The increase in cash provided by investing activities is primarily the result of the sale of AHT which resulted in a net cash inflow of $21.4 million in the six months ended June, 2024 coupled with a decrease in investments in software development.
Financing Cash Flow Activities
During the six months ended June 30, 2024, our financing activities were a net use of cash in the amount of $18.9 million, as $21.1 million in borrowings from our revolving line of credit were offset by long-term debt principal payments of $39.1 million and $0.4 million used to repurchase shares of our common stock, which are treated as treasury stock. Financing activities were a net source of cash in the amount of $2.3 million during the six months ended June 30, 2023, as $11.6 million in borrowings from our revolving line of credit were partially offset by long-term debt principal payments of $6.8 million and $2.5 million was used to repurchase shares of our common stock, which are treated as treasury stock.
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

Credit Agreement
As of June 30, 2024, we had $58.1 million in principal amount outstanding under the term loan facility and $123.4 million in principal amount outstanding under the revolving credit facility. Each of our credit facilities continues to bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted SOFR rate for the relevant interest period, subject to a floor of 0.50%, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month SOFR rate, subject to the aforementioned floor, plus one percent per annum, or (3) a combination of (1) and (2). The applicable margin for SOFR loans and the letter of credit fee ranges from 1.8% to 3.0%. The applicable margin for base rate loans ranges from 0.8% to 2.0%, in each case based on the Company's consolidated net leverage ratio. As of June 30, 2024, the revolving credit facility had an average interest rate of 8.42%.
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
The First Amendment provides incremental facility capacity of $75 million, subject to certain conditions. The Amended and Restated Credit Agreement, as amended by the First Amendment, includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase, or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the fixed charge coverage ratio and consolidated net leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. The First Amendment requires the Company to maintain a minimum fixed charge coverage ratio of 1.25:1.00 throughout the duration of such agreement. Under the First Amendment, the Company is required to comply with a maximum consolidated net leverage ratio of 3.50:1.00. Further, under the First Amendment, in connection with any acquisition by the Company exceeding $25 million, the Company may elect to increase the maximum permitted consolidated net leverage ratio for the fiscal quarter in which the acquisition occurs and each of the following three fiscal quarters by 0.50:1.00 above the otherwise permitted maximum. If the consolidated net leverage ratio is less than 2.50:1.00, there is no limit on the incremental facility. The Amended and Restated Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default. On March 10, 2023, the calculation of the fixed charge coverage ratio was amended pursuant to the Second Amendment to the Amended and Restated Credit Agreement in order to specifically exclude from the definition of fixed charges the Company's share repurchases conducted during the third and fourth quarters of 2022.
As of September 30, 2023, we were not in compliance with the fixed charge coverage ratio required by the Amended and Restated Credit Agreement. On November 8, 2023, the Company and the Subsidiary Guarantors entered into a Waiver with Regions Bank, as administrative agent, and various other lenders, which provided for a one-time waiver of this failure as an event of default. As of December 31, 2023, the Company was similarly not in compliance with the fixed charge coverage ratio required by the Amended and Restated Credit Agreement and a one-time waiver was provided in conjunction with the Fourth Amendment described below. On January 16, 2024, the definition of "Consolidated EBITDA" under the Amended and Restated Credit Agreement was modified pursuant to the Third Amendment to the Amended and Restated Credit Agreement in order to allow for more cost exclusions related to acquisitions and other nonrecurring events and to release American HealthTech, Inc. ("AHT") from its obligations as a Subsidiary Guarantor in connection with the closing of our sale of AHT. On February 29, 2024, the definition of “Consolidated EBITDA” was further amended, pursuant to the Fourth Amendment to the Amended and Restated Credit Agreement. The Fourth Amendment also decreased the required consolidated fixed charge coverage ratio from 1.25:1.00 to 1.15:1.00 for each fiscal quarter ending March 31, 2024 through and including December 31, 2024. We believe that we were in compliance with the covenants contained in the Amended and Restated Credit Agreement as of June 30, 2024.

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
Backlog
Backlog consists of revenues we reasonably expect to recognize over the next twelve months under existing contracts. The revenues to be recognized may relate to a combination of one-time fees for system sales and recurring fees for support and maintenance and RCM services. As of June 30, 2024, we had a twelve-month backlog of approximately $10 million in connection with non-recurring system purchases and approximately $318 million in connection with recurring payments under support and maintenance and RCM services. As of June 30, 2023, we had a twelve-month backlog of approximately $10 million in connection with non-recurring system purchases and approximately $321 million in connection with recurring payments under support and maintenance and RCM services.
Bookings
Bookings is a key operational metric used by management to assess the relative success of our sales generation efforts, and were as follows for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023 (3)	2024	2023 (3)
RCM (1)	$13,458	$13,648	$27,849	$25,748
EHR(2)	9,832	7,322	19,010	15,069
Total bookings	$23,290	$20,970	$46,859	$40,817
(1) Generally calculated as the total contract price (for non-recurring, project-related amounts) and annualized contract value (for recurring amounts).
(2) Generally calculated as the total contract price (for system sales) including annualized contract value (for support) for perpetual license system sales and total contract price for SaaS sales.
(3) Adjustments were made to the 2023 bookings, due to certain items being counted twice in the total EHR bookings.

RCM
RCM bookings during the second quarter of 2024 remained relatively flat from the second quarter of 2023 as the relative strength in bookings from healthcare providers utilizing competing EHR products ("net-new") and the strong performance of Viewgol was outpaced by declining bookings from our existing EHR customer base ("cross-sell"). Cross-sell bookings decreased by $3.3 million, or 32%, experiencing uncharacteristically high volatility as the pace of prospective sales decisions slowed.
Compared to the first six months of 2023, RCM bookings increased by $2.1 million, or 8%, in the first six months of 2024 due to Viewgol’s strong performance as stated above, while TruBridge and TruCode bookings remained relatively flat as cross-sell bookings decreased by $3.9 million, or 24%, while net-new bookings increased by $3.6 million, or 39%.

EHR
EHR bookings increased by $2.5 million during the second quarter of 2024, or 34%, compared to the second quarter of 2023. Acute Care EHR bookings increased by $3.1 million compared to the second quarter of 2023, primarily due to add-on and new business sales that were double the amount of such sales in 2023. Post-acute Care EHR bookings declined by $0.9 million due to the sale of AHT in January of 2024.

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
In our Annual Report on Form 10-K for the year ended December 31, 2023, we identified our critical accounting policies and estimates related to revenue recognition, allowance for credit losses, business combinations, including valuation of intangible assets and goodwill, and software development costs. There have been no significant changes to these critical accounting policies during the six months ended June 30, 2024.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk relates primarily to the potential fluctuations in the Secured Overnight Financing Rate ("SOFR"), which replaced the British Bankers Association London Interbank Offered Rate ("LIBOR") as the new benchmark interest rate for our credit facilities. We had $181.5 million of outstanding borrowings under our credit facilities with Regions Bank at June 30, 2024. The term loan facility and revolving credit facility bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted SOFR rate for the relevant interest period, subject to a floor of 0.50%, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month SOFR rate, subject to the aforementioned floor, plus one percent per annum, or (3) a combination of (1) and (2). Accordingly, we are exposed to fluctuations in interest rates on borrowings under the credit facilities. A one hundred basis point change in interest rate on our borrowings outstanding as of June 30, 2024 would result in a change in interest expense of approximately $1.9 million annually.
We did not have investments as of June 30, 2024 and do not utilize derivative financial instruments to manage our interest rate risks.

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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024 due to the material weakness in our internal control over financial reporting described in Amendment No. 2 to the Company’s Annual Report for fiscal year ended December 31, 2023 and below:

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
Other than the changes related to Viewgol described above, there were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
RISKS RELATED TO OUR COMMON STOCK AND OTHER GENERAL RISKS
We have identified a material weakness in our internal control over financial reporting as of December 31, 2023 and continuing as of the date hereof. If we fail to develop and maintain effective internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and may adversely affect our business, financial condition and results of operations.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Equity Securities

The following table provides information about our repurchases of common stock during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3)
Beginning of Period				$16,471,896
April 1, 2024 - April 30, 2024	—	—	—	16,471,896
May 1, 2024 - May 31, 2024	—	$—	—	16,471,896
June 1, 2024 - June 30, 2024	41,000	8.33	—	16,471,896
Total	41,000	$8.33	—
(1) We repurchased 41,000 shares during the three months ended June 30, 2024 that were not purchased pursuant to our previously announced stock repurchase program, but were purchased to fund required tax withholdings related to the vesting of restricted stock. Shares withheld to cover required tax withholdings related to the vesting of restricted stock do not reduce our total share repurchase authority.

(2) No shares were purchased during the three months ended June 30, 2024 pursuant to our previously announced stock repurchase program.
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

(a) None.

(b) Not applicable.

(c) Rule 10b5-1 Trading Arrangements

From time to time, members of the Company's Board of Directors and officers of the Company may enter into Rule 10b5-1 trading plans, which allow for the purchase or sale of common stock under pre-established terms at times when directors and officers might otherwise be prevented from trading under insider trading laws or because of self-imposed blackout periods. Such trading plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and comply with the Company's insider trading policy. During the quarter ended June 30, 2024, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

3.1	Certificate of Incorporation (incorporate by reference to Exhibit 3.4 to TruBridge, Inc.’s Registration Statement on Form S-1 (Registration No. 333-84726))

3.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of TruBridge, Inc.’s Current Report on Form 8-K filed March 4, 2024)

3.3	Amended and Restated Bylaws dated March 4, 2024 (incorporated by reference to Exhibit 3.2 of TruBridge, Inc.’s Current Report on Form 8-K filed March 4, 2024)

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

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

TRUBRIDGE, INC.

8/14/2024	By:	/s/ Christopher L. Fowler
Christopher L. Fowler
President and Chief Executive Officer

8/14/2024	By:	/s/ Vinay Bassi
Vinay Bassi
Chief Financial Officer