Form 10-Q
period 2024-09-30
TruBridge, Inc.
filed 2024-11-12
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 6, 2024, there were 14,925,074 shares of the issuer’s common stock outstanding.

TRUBRIDGE, INC.
Quarterly Report on Form 10-Q
(For the three and nine months ended September 30, 2024)

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
TRUBRIDGE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$8,586	$3,848
Accounts receivable (net of allowance for expected credit losses of $3,896 and $3,631, respectively)	56,680	59,723
Financing receivables, current portion, net (net of allowance for expected credit losses of $405 and $319, respectively)	5,133	3,997
Inventories	924	475
Prepaid income taxes	1,972	1,628
Prepaid expenses and other current assets	15,853	15,807
Assets held for sale	2,473	25,977
Total current assets	91,621	111,455
Property and equipment, net	5,049	8,974
Software development costs, net	41,026	39,139
Operating lease assets	3,451	5,192
Financing receivables, net of current portion (net of allowance for expected credit losses of $18 and $97, respectively)	231	1,226
Other assets, net of current portion	7,749	7,314
Intangible assets, net	79,833	89,213
Goodwill	172,573	171,909
Total assets	$401,533	$434,422
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,028	$10,133
Current portion of long-term debt	2,926	3,141
Deferred revenue	10,235	8,677
Accrued vacation	5,392	5,410
Other accrued liabilities	18,421	19,892
Liabilities held for sale	—	977
Total current liabilities	51,002	48,230
Long-term debt, net of current portion	173,343	195,270
Operating lease liabilities, net of current portion	2,520	3,074
Deferred tax liabilities	2,021	1,230
Total liabilities	228,886	247,804
Stockholders’ equity:
Common stock, $0.001 par value; 30,000 shares authorized; 15,546 and 15,121 shares issued, respectively	15	15
Additional paid-in capital	199,244	195,546
Accumulated other comprehensive gain	107	—
Accumulated earnings (deficit)	(9,242)	8,132
Treasury stock, 619 shares and 572 shares, respectively	(17,477)	(17,075)
Total stockholders’ equity	172,647	186,618
Total liabilities and stockholders’ equity	$401,533	$434,422
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUBRIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30
	2024	2023	2024	2023
Revenues
Financial Health	$54,271	$46,582	$161,417	$142,973
Patient Care	29,559	36,130	90,389	110,594
Total revenues	83,830	82,712	251,806	253,567
Expenses
Costs of revenue (exclusive of amortization and depreciation)
Financial Health	29,185	27,159	89,051	81,461
Patient Care	13,184	16,704	38,421	50,712
Total costs of revenue (exclusive of amortization and depreciation)	42,369	43,863	127,472	132,173
Product development	7,735	9,778	26,629	26,899
Sales and marketing	5,944	6,818	20,351	21,906
General and administrative	19,376	20,961	57,651	54,471
Amortization	6,183	6,208	21,158	17,549
Depreciation	279	297	1,079	1,392
Total expenses	81,886	87,925	254,340	254,390
Operating income (loss)	1,944	(5,213)	(2,534)	(823)
Other income (expense):
Other income (expense)	(376)	224	1,139	569
Interest expense	(4,033)	(3,071)	(12,348)	(8,405)
Total other expense	(4,409)	(2,847)	(11,209)	(7,836)
Loss before taxes	(2,465)	(8,060)	(13,743)	(8,659)
Income tax expense (benefit)	7,344	(4,498)	3,631	(5,344)
Net loss	$(9,809)	$(3,562)	$(17,374)	$(3,315)
Net loss per common share—basic	$(0.66)	$(0.24)	$(1.17)	$(0.23)
Net loss per common share—diluted	$(0.66)	$(0.24)	$(1.17)	$(0.23)
Weighted average shares outstanding used in per common share computations:
Basic	14,323	14,205	14,290	14,181
Diluted	14,323	14,205	14,290	14,181
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUBRIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(9,809)	$(3,562)	$(17,374)	$(3,315)
Other comprehensive gain (loss):
Foreign currency translation adjustment	(1)	—	107	—
Comprehensive loss	$(9,810)	$(3,562)	$(17,267)	$(3,315)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUBRIDGE, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Earnings (Deficit)	Treasury Stock	Total Stockholders’ Equity

	Shares	Amount
Three Months Ended September 30, 2024 and 2023:
Balance at June 30, 2024	15,561	$15	$197,846	$108	$567	$(17,434)	$181,102
Net loss	—	—	—	—	(9,809)	—	(9,809)
Foreign currency translation adjustment	—	—	—	(1)	—	—	(1)
Issuance of restricted stock	2	—	—	—	—	—	—
Forfeiture of common stock	(17)	—	—	—	—	—	—
Stock-based compensation	—	—	1,398	—	—	—	1,398
Treasury stock acquired	—	—	—	—	—	(43)	(43)
Balance at September 30, 2024	15,546	$15	$199,244	$107	$(9,242)	$(17,477)	$172,647

Balance at June 30, 2023	15,099	$15	$193,399	$—	$54,168	$(17,032)	$230,550
Net loss	—	—	—	—	(3,562)	—	(3,562)
Issuance of restricted stock	24	—	—	—	—	—	—
Forfeiture of common stock	(2)	—	—	—	—	—	—
Stock-based compensation	—	—	1,038	—	—	—	1,038
Treasury stock acquired	—	—	—		—	(43)	(43)
Balance at September 30, 2023	15,121	$15	$194,437	$—	$50,606	$(17,075)	$227,983

Nine Months Ended September 30, 2024 and 2023:
Balance at December 31, 2023	15,121	$15	$195,546	$—	$8,132	$(17,075)	$186,618
Net loss	—	—	—	—	(17,374)	—	(17,374)
Foreign currency translation adjustment				107			107
Issuance of restricted stock	497	—	—	—	—	—	—
Forfeiture of common stock	(72)	—	—	—	—	—	—
Stock-based compensation	—	—	3,698	—	—	—	3,698
Treasury stock acquired	—	—	—	—	—	(402)	(402)
Balance at September 30, 2024	15,546	$15	$199,244	$107	$(9,242)	$(17,477)	$172,647

Balance at December 31, 2022	14,913	$15	$192,275	$—	$53,921	$(14,500)	$231,711
Net loss	—	—	—	—	(3,315)	—	(3,315)
Issuance of restricted stock	210	—	—	—	—	—	—
Forfeiture of common stock	(2)	—	—	—	—	—	—
Stock-based compensation	—	—	2,162	—	—	—	2,162
Treasury stock acquired	—	—	—		—	(2,575)	(2,575)
Balance at September 30, 2023	15,121	$15	$194,437	$—	$50,606	$(17,075)	$227,983
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUBRIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating Activities:
Net loss	$(17,374)	$(3,315)
Adjustments to net loss:
Provision for credit losses	1,046	810
Deferred taxes	915	(8,171)
Stock-based compensation	3,698	2,162
Depreciation	1,079	1,392
Gain on sale of business	(1,221)	—
Amortization of acquisition-related intangibles	9,379	12,043
Amortization of software development costs	11,779	5,506
Amortization of deferred finance costs	320	269
Change in fair value of contingent consideration	(1,044)	—
Non-cash operating lease costs	1,879	1,478
Loss on disposal of property and equipment	1,648	117
Changes in operating assets and liabilities:
Accounts receivable	2,946	(8,632)
Financing receivables	(129)	2,029
Inventories	(449)	(157)
Prepaid expenses and other current assets	3,228	(1,972)
Accounts payable	3,925	6,333
Deferred revenue	2,162	(2,784)
Operating lease liabilities	(1,415)	(1,462)
Other liabilities	(189)	6,656
Prepaid income taxes	(344)	1,017
Net cash provided by operating activities	21,839	13,319
Investing Activities:
Purchase of business, net of cash and cash equivalents acquired	(664)	—
Sale of business, net of cash and cash equivalents sold	21,410	—
Investment in software development	(13,666)	(17,981)
Purchase of property and equipment	(1,277)	(332)
Net cash provided by (used in) investing activities	5,803	(18,313)
Financing Activities:
Payments of long-term debt principal	(6,625)	(2,625)
Proceeds from revolving line of credit	23,765	9,716
Payments of revolving line of credit	(39,072)	(5,000)
Debt issuance costs	(529)	—
Treasury stock purchases	(402)	(2,575)
Net cash used in financing activities	(22,863)	(484)
Increase (decrease) in cash and cash equivalents	4,779	(5,478)
Change in cash and cash equivalents included in assets sold	(41)	—
Cash and cash equivalents at beginning of period	3,848	6,951
Cash and cash equivalents at end of period	$8,586	$1,473
Supplemental disclosure of cash flow information:
Cash paid for interest	$12,330	$6,217
Cash paid for income taxes	$3,060	$1,796
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
During the Company’s realignment, the reportable segments naming convention was updated. The previously reported RCM segment has been updated to Financial Health and the former EHR segment has been updated to Patient Care. There were no additional changes to the composition of the Company’s reportable segments in connection with the name changes. The financial statements and accompanying footnotes have been updated with the new segment names.
Principles of Consolidation
The condensed consolidated financial statements of TruBridge include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

2.     RECENT ACCOUNTING PRONOUNCEMENTS
In November 2023, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through additional and more detailed information about a reportable segment's expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently evaluating the potential impact of adopting ASU 2023-07.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires public entities to provide disclosure of disaggregated information in the entity’s tax rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09.

3.     REVENUE RECOGNITION
Our contracts with customers can include various combinations of products and services, which products and services are generally distinct and accounted for as separate performance obligations. Revenue is recognized upon transfer of control of promised products or services to clients in an amount that reflects the consideration we expect to receive in exchange for those products and services. The Company employs the 5-step revenue recognition model under ASC 606, Revenue from Contracts with Customers, to: (1) identify the contract with the client, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation.
Revenue is recognized net of shipping charges and any taxes collected from clients, which are subsequently remitted to governmental authorities.
•Financial Health
Our Financial Health business unit provides an array of revenue cycle management (“RCM”) services consisting of accounts receivable management, private pay services, insurance services, medical coding, electronic billing, statement processing, payroll processing, and contract management. Fees are recognized over the period of the client contractual relationship as the services are performed based on the stand-alone selling price (“SSP”), net of discounts, which is determined based on observable stand-alone selling prices. Fees for many of these services are invoiced, and revenue recognized accordingly, based on the volume of transactions or a percentage of client accounts receivable collections. Payment is due monthly for RCM services with certain amounts varying based on utilization and/or volumes.
Our Financial Health business unit also provides professional IT services. Revenue from professional IT services is recognized as the services are performed based on SSP, which is determined by observable stand-alone selling prices. Payment is due monthly as services are performed.
Lastly, our Financial Health business unit also provides certain software solutions and related support under Software as a Service (“SaaS”) arrangements and time-based software licenses. Revenue from SaaS arrangements is recognized in a manner consistent with SaaS arrangements for electronic health records (“EHR”) software, as discussed below. Revenue from time-based software licenses is recognized upon delivery to the client (“point in time”) and revenue from non-license components (i.e., support) is recognized ratably over the respective contract term (“over time”). SSP for time-based licenses is determined using the residual approach, while the non-license component is based on cost plus reasonable margin.
•Patient Care
The Company enters into contractual obligations to sell perpetual software licenses, installation, conversion, and related training services, software application support, hardware, and hardware maintenance services to acute care hospitals. The Company also enters into contractual obligations to sell time-based software licenses, implementation and customization professional services, and software application support services to a variety of healthcare organizations, including hospital systems, health ministries, and government and non-profit organizations.
•Non-recurring Revenues
•Perpetual software licenses and installation, conversion, and related training services are not considered separate and distinct performance obligations due to the proprietary nature of our software and are, therefore, accounted for as a single performance obligation on a module-by-module basis. Revenue is recognized as each module's implementation is completed based on the module's SSP, net of discounts. We determine each module's SSP using the residual method. Fees for licenses and installation, conversion, and related training services are typically due in three installments: (1) at placement of order, (2) upon installation of software and commencement of training, and (3) upon satisfactory completion of monthly accounting cycle or end-of-month operation by application and as applicable for each application. Often, short-term and/or long-term financing arrangements are provided for software implementations; refer to Note 11 - Financing Receivables for further information. Patient Care implementations include a system warranty that terminates thirty days from the software go-live date, the date which the client begins using the system in a live environment.

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

The following table details deferred revenue for the three and nine months ended September 30, 2024 and 2023, included in the condensed consolidated balance sheets:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Beginning balance	$9,842	$9,885	$8,677	$11,590
Deferred revenue recorded	7,803	2,793	16,033	13,417
Less deferred revenue recognized as revenue	(7,410)	(3,872)	(14,475)	(16,201)
Ending balance	$10,235	$8,806	$10,235	$8,806
The deferred revenue recorded during the nine months ended September 30, 2024 and 2023 is comprised primarily of the annual renewals of certain software subscriptions billed during the first quarter of each year and deposits collected for future Patient Care installations. The deferred revenue recognized as revenue during the nine months ended September 30, 2024 and 2023 is comprised primarily of the periodic recognition of annual renewals that were deferred until earned and deposits for future EHR installations that were earned during the period.
Costs to Obtain and Fulfill Contracts with a Customer
Costs to obtain contracts include the sales commission paid to the Company sales force related to SaaS and Financial Health arrangements, which are capitalized and amortized ratably over the expected life of the customer contract. As a practical expedient, we generally recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset would have been one year or less. Costs to obtain a contract are expensed within the caption “Expenses - Sales and marketing” in the accompanying condensed consolidated statements of operations.
Contract fulfillment costs related to the implementation of SaaS arrangements are capitalized and amortized ratably over the expected life of the customer contract. Costs to fulfill contracts consist of the payroll costs for the implementation of SaaS arrangements, including time for training, conversions, and installation that is necessary for the software to be utilized. Contract fulfillment costs are expensed within the caption “Costs of revenue (exclusive of amortization and depreciation) - Patient Care” in the accompanying condensed consolidated statements of operations.
Costs to obtain and fulfill contracts related to SaaS and Financial Health arrangements are included within the “Prepaid expenses and other current assets” and "Other assets, net of current portion" line items on our condensed consolidated balance sheets. The following table details the costs to obtain and fulfill contracts with customers for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Beginning balance	$12,896	$12,576	$13,115	$11,577
Costs to obtain and fulfill contracts capitalized	1,686	1,531	5,116	5,221
Less costs to obtain and fulfill contracts recognized as expense	(1,751)	(1,523)	(5,400)	(4,214)
Ending balance	$12,831	$12,584	$12,831	$12,584
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
4. BUSINESS COMBINATIONS AND DISPOSITIONS
Sale of American HealthTech, Inc.
On January 16, 2024, we entered into a Stock Purchase Agreement (the “Purchase Agreement”), by and among the Company, American HealthTech, Inc. a Mississippi corporation (“AHT”), and Healthland Inc., a Minnesota corporation and an indirect, wholly-owned subsidiary of the Company (“Healthland” and, together with the Company, the “Seller Parties”) and PointClickCare Technologies USA Corp., a Delaware corporation (“Buyer”). The Transaction (hereinafter defined) also closed on January 16, 2024. Under the Purchase Agreement, Buyer purchased from Healthland all of the issued and outstanding capital stock of AHT (the “Transaction”), with AHT becoming a wholly-owned subsidiary of Buyer. Prior to this transaction, results for AHT were reported within our Patient Care operating segment.
The Purchase Agreement provided for an aggregate purchase price (the “Purchase Price”) of $25 million (the “Base Cash Consideration”), subject to adjustments based on working capital, cash, indebtedness and transaction expenses of AHT. Additionally, pursuant to the Purchase Agreement, a total of approximately $3.75 million was withheld from the Base Cash Consideration at the closing and deposited by Buyer into various escrow accounts with an escrow agent, including $2.5 million as a general indemnity escrow and $1 million as a special indemnity escrow. Based upon the adjustments and the various escrow holdbacks, Buyer paid a net amount of approximately $21.41 million to Healthland at the closing. The Purchase Price was subject to a post-closing true-up. In connection with the closing of the Transaction, Buyer provided offers of employment to certain key employees of the Company that primarily supported AHT’s business.
As part of the divestiture, as of January 16, 2024 we entered into a transition services agreement (“TSA”) with Buyer to assist them in the transition of certain functions, including, but not limited to, information technology, finance and accounting, for an initial period of 18 months, with certain services being completed prior to the 18-month period. In addition to the agreed upon services, the TSA allows for additional services to be offered by the Company pursuant to a mutually agreed upon amendment to the TSA. No such amendments have been executed as of September 30, 2024. The Company has $0.5 million in receivables from Buyer for the TSA services reflected under the caption “Accounts receivable” in the condensed consolidated balance sheet as of September 30, 2024.
The Company finalized the accounting for the sale during the three months ended March 31, 2024 and has recorded a $1.25 million gain on sale, which is reflected under the caption “Other income (expense)” in the condensed consolidated statement of operations.
The accompanying condensed consolidated balance sheet as of December 31, 2023 includes amounts related to this Transaction under the captions "Assets held for sale" and "Liabilities held for sale," the details of which are as follows as of December 31, 2023:

(In thousands)
Assets held for sale
Accounts receivable, net	$3,087
Financing receivables, net	37
Prepaid expenses	34
Software costs, net	3,386
Intangibles, net	11,739
Goodwill	7,694
Total	$25,977

Liabilities held for sale
Accounts payable	$178
Other accrued liabilities	576
Deferred tax liability	223
Total	$977
The following table presents the pretax loss for AHT that is included in our condensed consolidated statement of operations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023

Pretax loss	$—	$(391)	$(241)	$(767)

Acquisition of Viewgol, LLC

On October 16, 2023, the Company acquired all of the assets and liabilities of Viewgol, LLC (“Viewgol”), a Delaware limited liability company, pursuant to a Securities Purchase Agreement dated October 16, 2023. Based in Frisco, Texas, Viewgol is a provider of ambulatory RCM analytics and complementary outsourcing services with an extensive offshore presence we intend to leverage and expand to accommodate the growing demand for RCM services by our acute care customers.
Consideration for the acquisition included cash (net of cash of the acquired entity) of $37.4 million (inclusive of seller's transaction expenses). Also included in the acquisition consideration were contingent earnout payments of (i) up to $21.5 million based on the Viewgol business achieving earnings before interest, taxes, depreciation, amortization and other adjustments specified in the Securities Purchase Agreement of $6.0 million or more during fiscal year 2024 (“Earnout EBITDA Amount”), and (ii) up to $10.0 million based on the number of productive agents the Viewgol business hires in India in fiscal year 2024 (the “Offshore Earnout Amount”); provided, however, that none of the Offshore Earnout Amount may be earned if the Earnout EBITDA Amount’s minimum threshold of $6.0 million is not achieved during fiscal 2024. During 2023, we incurred approximately $4.7 million of pre-tax acquisition expenses in our condensed consolidated statements of operations.
Our acquisition of Viewgol was treated as a purchase in accordance with ASC 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. Our allocation of the purchase price was based on management's judgment after evaluating several factors, including a valuation assessment.
The preliminary estimated fair values of assets acquired and liabilities assumed as of December 31, 2023, and as updated through September 30, 2024, are as follows:

(In thousands)	Purchase Price Allocation as of December 31, 2023	Purchase Price Allocation as of September 30, 2024
Acquired cash	$1,449	$1,449
Accounts receivable	2,233	2,233
Prepaid expenses	132	132
Property and equipment	1,112	1,112
Intangible assets	17,720	17,720
Goodwill	17,263	17,927
Accounts payable and accrued liabilities	(711)	(711)
Contingent consideration	(1,044)	(1,044)
Net assets acquired	$38,154	$38,818
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
Our condensed consolidated statements of operations for the three and nine months ended September 30, 2024 include revenues of $5.2 million and $15.2 million, respectively, and net income of $2.7 million and $5.8 million, respectively, attributed to the Viewgol acquisition.

5. PROPERTY AND EQUIPMENT
Property and equipment, net was comprised of the following at September 30, 2024 and December 31, 2023:

(In thousands)	September 30, 2024	December 31, 2023
Land	$2,848	$2,848
Buildings and improvements	64	8,481
Computer equipment	11,325	10,104
Leasehold improvements	631	631
Office furniture and fixtures	633	586
Automobiles	18	18
Property and equipment, gross	15,519	22,668
Less: accumulated depreciation	(10,470)	(13,694)
Property and equipment, net	$5,049	$8,974
Assets Held for Sale
ASC Topic 360-10, Property, Plant and Equipment — Overall, requires a long-lived asset to be classified as “held for sale” in the period in which certain criteria are met. The Company classifies real estate assets as held for sale after the following conditions have been satisfied: (1) management, having the appropriate authority, commits to a plan to sell the asset, (2) the asset is available for immediate sale in its present condition, (3) the Company has initiated an active program to sell the asset, (4) it is probable the sale of the asset will be completed within one year, and (5) it is unlikely the plan to sell the asset will change.
On July 26, 2024, the Company committed to a plan to sell certain buildings and improvements located in Mobile, AL and determined the assets met the criteria for classification as held for sale as of September 30, 2024. On October 11, 2024, the Company entered into a purchase and sale agreement to sell the properties for $2.8 million. As of September 30, 2024, the Company recorded the assets held for sale at their fair value of $2.5 million, which equals the transaction price of $2.8 million less costs to sell the property of $0.3 million, which is included in “Assets held for sale” on the accompanying condensed consolidated balance sheets. The write-down of the assets to fair value resulted in the Company recognizing a loss on assets held for sale of $1.6 million for the three and nine months ended September 30, 2024, which is included in “Other income (expense)” in the accompanying condensed consolidated statements of operations.

6. SOFTWARE DEVELOPMENT
Software development costs are accounted for in accordance with ASC 350-40, Internal-Use Software. We capitalize incurred labor costs for software development from the time the preliminary project phase is completed until the software is available for general release. Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. We amortize capitalized software values on a straight-line basis over their estimated useful life of five years. If the actual useful life of the asset is determined to be shorter than our estimated useful life, we will amortize the remaining book value over the remaining actual useful life, or the asset may be deemed to be impaired and, accordingly, a write-down of the value of the asset may be recorded as a charge to earnings. Amortization begins when the related software features are placed in service. In the normal course of business, we occasionally abandon software development projects due to various reasons. During the nine months ended September 30, 2024 we recognized $2.9 million of accelerated amortization with respect to a change in estimated useful life of an abandoned software development project.
Software development costs, net was comprised of the following at September 30, 2024 and December 31, 2023:

(In thousands)	September 30, 2024	December 31, 2023
Software development costs	$65,015	$51,349
Less: accumulated amortization	(23,989)	(12,210)
Software development costs, net	$41,026	$39,139

7.     OTHER ACCRUED LIABILITIES
Other accrued liabilities was comprised of the following at September 30, 2024 and December 31, 2023:

(In thousands)	September 30, 2024	December 31, 2023
Salaries and benefits	$10,147	$5,194
Severance	1,899	5,806
Commissions	714	1,185
Contingent consideration	—	1,044
Operating lease liabilities, current portion	1,080	1,804
Other	4,581	4,859
Other accrued liabilities	$18,421	$19,892

8.     NET LOSS PER SHARE
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
The following is a calculation of the basic and diluted EPS for the Company's common stock, including a reconciliation between net income and net income attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2024	2023	2024	2023
Net loss	$(9,809)	$(3,562)	$(17,374)	$(3,315)
Less: Net loss attributable to participating securities	399	82	638	73
Net loss attributable to common stockholders	$(9,410)	$(3,480)	$(16,736)	$(3,242)

Weighted average shares outstanding used in basic per common share computations	14,323	14,205	14,290	14,181
Add: Dilutive potential common shares	—	—	—	—
Weighted average shares outstanding used in diluted per common share computations	14,323	14,205	14,290	14,181

Basic EPS	$(0.66)	$(0.24)	$(1.17)	$(0.23)
Diluted EPS	$(0.66)	$(0.24)	$(1.17)	$(0.23)

During 2022, 2023, and 2024, performance share awards were granted to certain executive officers and key employees of the Company that will result in the issuance of common stock if the predefined performance criteria are met. The awards provide for an aggregate target of 480,330 shares, of which none have been included in the calculation of diluted EPS for the three or nine months ended September 30, 2024 because the related threshold award performance levels have not been achieved as of September 30, 2024. See Note 10 - Stock-Based Compensation and Equity for more information.

9.     INCOME TAXES
Effective tax rate
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
For the three months ended September 30, 2024, our effective tax rate was (297.9)% compared to 55.8% in the same period in 2023. Our effective tax rate for the nine months ended September 30, 2024 was (26.4)% compared to 61.7% for the nine months ended September 30, 2023. These changes were primarily driven by the establishment of a federal and state valuation allowance on deferred tax assets.
Valuation allowance
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ending December 31, 2024. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.
Based on this evaluation, as of September 30, 2024, a valuation allowance of $13.5 million was recorded to recognize the portion of the deferred tax assets that is not likely to be realized.
The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are adjusted, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for future growth.

10.   STOCK-BASED COMPENSATION AND EQUITY
Stock-based compensation expense is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employees’ or non-employee directors’ requisite service period.
The following table details total stock-based compensation expense for the three and nine months ended September 30, 2024 and 2023, included in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Costs of revenue (exclusive of amortization and depreciation)	$223	$237	$489	$558
Other expenses (including G&A, S&M, and product development)	1,175	801	3,209	1,604
Pre-tax stock-based compensation expense	1,398	1,038	3,698	2,162
Less: income tax effect	(294)	(228)	(777)	(476)
Net stock-based compensation expense	$1,104	$810	$2,921	$1,686
The Company's stock-based compensation awards are in the form of restricted stock and performance share awards granted pursuant to the Company's Amended and Restated 2019 Incentive Plan (the "Plan"). As of September 30, 2024, there was $8.9 million of unrecognized compensation expense related to unvested and unearned, as applicable, stock-based compensation arrangements granted under the Plan, which is expected to be recognized over a weighted-average period of 1.9 years.

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
A summary of restricted stock activity under the Plan during the nine months ended September 30, 2024 and 2023 is as follows:

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Shares	Weighted-Average Grant Date Fair Value Per Share	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested restricted stock outstanding at beginning of period	343,315	$29.08	281,161	$32.24
Granted	496,546	10.03	210,351	26.44
Vested	(167,064)	30.10	(145,529)	31.35
Forfeited	(71,725)	22.66	(2,668)	29.23
Unvested restricted stock outstanding at end of period	601,072	$14.14	343,315	$29.08
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

A summary of performance share award activity under the Plan during the nine months ended September 30, 2024 and 2023 is as follows, based on the target award amounts set forth in the performance share award agreements:

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Shares	Weighted-Average Grant Date Fair Value Per Share	Shares	Weighted-Average Grant Date Fair Value Per Share
Performance share awards outstanding at beginning of period	273,791	$33.17	252,375	$31.84
Granted	323,461	10.60	122,071	31.21
Forfeited or unearned	(116,922)	24.95	(100,655)	27.46
Performance share awards outstanding at end of period	480,330	$18.60	273,791	$33.17

Stock Repurchases
On September 4, 2020, our Board of Directors approved a stock repurchase program under which we were authorized to repurchase up to $30.0 million of our common stock through September 3, 2022. Concurrent with the authorization of this stock repurchase program in September 2020, the Board of Directors opted to indefinitely suspend all quarterly dividends. On July 27, 2022, the Board of Directors extended the expiration date of the stock repurchase program to September 4, 2024. The share repurchase program expired according to its terms on September 4, 2024. We repurchased 49,789 shares during the nine months ended September 30, 2023, and there were no additional shares repurchased during the nine months ended September 30, 2024.
In addition to shares repurchased under the approved stock repurchase program, we purchased 46,980 and 39,716 shares during the nine months ended September 30, 2024 and 2023, respectively, to fund required tax withholdings. Shares withheld to cover required tax withholdings related to the vesting of restricted stock did not reduce our total share repurchase authority.
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
The Company analyzed the terms governing the Rights under ASC 480, Distinguishing Liabilities from Equity, and concluded that the Rights are a freestanding financial instrument that qualifies for liability classification. Specifically, the provisions within the Rights Agreement provide for scenarios outside of the Company’s control that may require the Company to settle a portion of the Rights in cash, rather than in shares of common stock.
The Rights are only exercisable upon the occurrence of certain events, which have not occurred as of the end of the reporting period, and the Company does not consider it likely that these events will occur in the future. As it is not considered likely that these events will occur, the Company considers the likelihood of exercise to be remote and has not ascribed value to the Rights as of September 30, 2024. The Company will continue to monitor the likelihood of exercise in future reporting periods.
11.   FINANCING RECEIVABLES
Short-Term Payment Plans
The Company provides fixed monthly payment arrangements ("short-term payment plans") over terms ranging from three to twelve months for certain add-on software installations. As a practical expedient, we do not adjust the amount of consideration recognized as revenue for the financing component as unearned income when we expect payment within one year or less. These receivables, included in the current portion of financing receivables, were comprised of the following at September 30, 2024 and December 31, 2023:

(In thousands)	September 30, 2024	December 31, 2023
Short-term payment plans, gross	$913	$788
Less: allowance for losses	(46)	(39)
Short-term payment plans, net	$867	$749
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
The components of these receivables were as follows at September 30, 2024 and December 31, 2023:

(In thousands)	September 30, 2024	December 31, 2023
Long-term financing arrangements, gross	$5,129	$5,212
Less: allowance for expected credit losses	(377)	(377)
Less: unearned income	(255)	(361)
Long-term financing arrangements, net	$4,497	$4,474
Future minimum payments to be received subsequent to September 30, 2024 are as follows:

(In thousands)
Years Ending December 31,
2024	$2,420
2025	2,225
2026	309
2027	100
2028	62
Thereafter	13
Total minimum payments to be received	5,129
Less: allowance for expected credit losses	(377)
Less: unearned income	(255)
Receivables, net	$4,497

Credit Quality of Financing Receivables and Allowance for Expected Credit Losses
The following table is a roll-forward of the allowance for expected credit losses for the nine months ended September 30, 2024 and year ended December 31, 2023:

(In thousands)	Balance at Beginning of Period	Change in Provision	Charge-offs	Recoveries	Sale of AHT	Balance at End of Period
September 30, 2024	$416	$9	$—	$—	$(2)	$423
December 31, 2023	$549	$(133)	$—	$—	$—	$416
The Company’s financing receivables are comprised of a single portfolio segment, as the balances are all derived from short-term payment plan arrangements and long-term financing arrangements within our target market of hospitals in rural communities across the country. The Company evaluates the credit quality of its financing receivables based on a combination of factors, including, but not limited to, customer collection experience, current and future economic conditions, the customer’s financial condition, and known risk characteristics impacting the respective customer base of hospitals, the most notable of which relate to enacted and potential changes in Medicare and Medicaid reimbursement rates as hospitals typically generate a significant portion of their revenues and related cash flows from beneficiaries of these programs. In addition to specific account identification, the Company utilizes historical collection experience to establish the allowance for expected credit losses. Financing receivables are written off only after the Company has exhausted all collection efforts.
Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. To facilitate customer collection and credit monitoring efforts, financing receivable amounts are invoiced and reclassified to trade accounts receivable when they become due, with all invoiced amounts placed on non-accrual status. As a result, all past due amounts related to the Company’s financing receivables are included in trade accounts receivable in the accompanying condensed consolidated balance sheets. The following is an analysis of the age of financing receivables amounts (excluding short-term payment plans) that have been reclassified to trade accounts receivable and were past due as of September 30, 2024 and December 31, 2023:

(In thousands)	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due
September 30, 2024	$455	$267	$572	$1,294
December 31, 2023	$857	$231	$323	$1,411
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

(In thousands)	September 30, 2024	December 31, 2023
Stratification of uninvoiced client financing receivables based on aging of related trade accounts receivable:
Uninvoiced client financing receivables related to trade accounts receivable that are 1 to 90 Days Past Due	$973	$1,068
Uninvoiced client financing receivables related to trade accounts receivable that are 91 to 180 Days Past Due	839	1,720
Uninvoiced client financing receivables related to trade accounts receivable that are 181 + Days Past Due	1,413	965
Total uninvoiced client financing receivables balances of clients with a trade accounts receivable	$3,225	$3,753
Total uninvoiced client financing receivables of clients with no related trade accounts receivable	1,649	1,098
Total financing receivables with contractual maturities of one year or less	913	788
Less: allowance for expected credit losses	(423)	(416)
Total financing receivables	$5,364	$5,223

12. INTANGIBLE ASSETS AND GOODWILL
The following tables summarize the gross carrying amounts, accumulated amortization and accumulated impairment of identifiable intangible assets with definite lives by major class as of September 30, 2024 and December 31, 2023:

	September 30, 2024
(In thousands)	Customer Relationships	Trademark	Developed Technology	Non-Compete Agreements	Total
Gross carrying amount, beginning of period	$116,470	$7,720	$31,900	$1,620	$157,710
Accumulated amortization	(47,851)	(5,378)	(21,541)	(765)	(75,535)
Accumulated impairment	—	(2,342)	—	—	(2,342)
Net intangible assets as of September 30, 2024	$68,619	$—	$10,359	$855	$79,833
Weighted average remaining years of useful life	7.8	0.0	8.2	2.8	8.0

	December 31, 2023
(In thousands)	Customer Relationships	Trademark	Developed Technology	Non-Compete Agreements	Total
Gross carrying amount, beginning of period	$132,170	$12,320	$40,800	$1,400	$186,690
Intangible assets acquired	16,100	—	1,400	220	17,720
Accumulated amortization	(63,686)	(6,974)	(29,934)	(522)	(101,116)
Accumulated impairment	—	(2,342)			(2,342)
Held for sale	(8,735)	(3,004)			(11,739)
Net intangible assets as of December 31, 2023	$75,849	$—	$12,266	$1,098	$89,213
During the fourth quarter of 2023, the Company committed to the Company-wide rebranding and legal entity consolidation initiative that culminated in the change of the Company’s corporate name to “TruBridge, Inc.” on March 4, 2024. As a result of this initiative, it was expected that certain of the Company’s brand names and related trademarks would cease to be used, resulting in total trademark impairment recorded during the year ended December 31, 2023 of $2.3 million. Of the total trademark impairment charge, $1.0 million is derived from our Financial Health segment and $1.3 million is derived from our Patient Care segment.
The following table represents the remaining amortization of definite-lived intangible assets as of September 30, 2024:

(In thousands)
For the year ended December 31,
2024	$3,126
2025	12,190
2026	11,517
2027	10,497
2028	10,203
Thereafter	32,300
Total	$79,833
The following table sets forth the change in the carrying value of our goodwill balances by reportable segment for the nine months ended September 30, 2024:

(In thousands)	Financial Health	Patient Care	Total
Gross value at December 31, 2023	$79,084	$136,432	$215,516
Accumulated impairment	—	(35,913)	(35,913)
Held for sale	—	(7,694)	(7,694)
Carrying value at December 31, 2023	79,084	92,825	171,909
Purchase price adjustment (Viewgol)	664	—	664
Carrying value as of September 30, 2024	$79,748	$92,825	$172,573
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

On May 14, 2024, the Company announced a reorganization of its operating and reporting segment structure. This restructuring resulted in another triggering event requiring a quantitative assessment for goodwill impairment in our reporting units immediately pre- and post- reorganization as of that date. We utilized the same goodwill valuation approach as described above. These quantitative evaluations of the fair values of the goodwill in each of our reporting units resulted in no impairment. No indicators of impairment were identified during the third quarter of 2024.
13. LONG-TERM DEBT
Long-term debt was comprised of the following at September 30, 2024 and December 31, 2023:

(In thousands)	September 30, 2024	December 31, 2023
Term loan facility	$57,250	$63,875
Revolving credit facility	120,416	135,723
Debt obligations	177,666	199,598
Less: unamortized debt issuance costs	(1,397)	(1,187)
Debt obligation, net	176,269	198,411
Less: current portion	(2,926)	(3,141)
Long-term debt	$173,343	$195,270
As of September 30, 2024, the carrying value of debt approximated the fair value due to the variable interest rate, which reflected the market rate.
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
Anticipated annual future maturities of the term loan facility and revolving credit facility are as follows as of September 30, 2024:

(In thousands)
2024	$875
2025	3,500
2026	3,500
2027	169,791
$177,666

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
The Third Amendment modified the term “Consolidated EBITDA” to provide that the following amounts will be added back to Consolidated Net Income: (i) the reasonably expected value of all earn-out consideration in connection with any Permitted Acquisition, provided that the aggregate amount of fees and out-of-pocket expenses incurred in connection with anticipated Permitted Acquisitions which are not consummated during any period of four fiscal quarters ending on or after the Closing Date will not exceed the greater of $7 million and 10% of Consolidated EBITDA; (ii) any fees, costs or expenses related to the implementation of cost savings, operating expense reductions and synergies related to Permitted Acquisitions, restructurings and other initiatives; and (iii) costs and expenses related to the previously disclosed U.S. Securities and Exchange Commission investigation that occurred during the fiscal year ended December 31, 2023, in an aggregate amount not to exceed $1.25 million. Additionally, the Third Amendment (y) removed from the maximum aggregate amount of fees and expenses that can be added back to Consolidated Net Income any losses resulting from any

Asset Sale or Involuntary Disposition and (z) increased the maximum amount of fees and expenses that can be added back to Consolidated Net Income related to savings initiatives, Equity Transactions, the incurrence of Indebtedness and amendments to the Credit Documents from 10% to 15% of Consolidated EBITDA (determined prior to giving effect to such adjustments).
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
Finally, the consolidated fixed charge coverage ratio covenant was decreased from 1.25:1.00 to 1.15:1.00 for each fiscal quarter ending March 31, 2024 through and including December 31, 2024. We were in compliance with the covenants contained in the Amended and Restated Credit Agreement, as amended, as of September 30, 2024.
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
On April 30, 2023, the company terminated its lease agreement for approximately 12,500 square feet of office space in Plymouth, Minnesota. Pursuant to a Termination of Lease Agreement dated April 18, 2023, the Company paid $1.1 million to the landlord as consideration for the early termination. In connection with the lease termination, the Company derecognized the assets and liabilities associated with the operating lease and recorded a $0.1 million loss on the disposal of leasehold improvements.
Supplemental balance sheet information related to operating leases was as follows:

(In thousands)	September 30, 2024	December 31, 2023
Operating lease assets:
Operating lease assets	$3,451	$5,192
Operating lease liabilities:
Other accrued liabilities	1,080	1,804
Operating lease liabilities, net of current portion	2,520	3,074
Total operating lease liabilities	$3,600	$4,878
Weighted average remaining lease term in years	3.7	4.0
Weighted average discount rate	4.1%	4.2%
Because our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. We used the incremental borrowing rate on January 1, 2019, for operating leases that commenced prior to that date.

The future minimum lease payments payable under these operating leases subsequent to September 30, 2024 are as follows:

(In thousands)
2024	$399
2025	1,059
2026	1,020
2027	708
2028	462
Thereafter	231
Total lease payments	3,879
Less imputed interest	(279)
Total	$3,600
Total lease expense for the nine months ended September 30, 2024 and 2023 was $1.4 million and $1.5 million, respectively.
Total cash paid for amounts included in the measurement of lease liabilities within operating cash flows from operating leases for the nine months ended September 30, 2024 and 2023 was $1.4 million and $1.5 million, respectively.

15.  COMMITMENTS AND CONTINGENCIES
From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. Management does not believe it is reasonably possible that such matters will have a material adverse effect on the Company’s financial statements. The Company recorded a liability of $1.0 million related to contingent consideration for Viewgol's former equity holders as of December 31, 2023. The Company revalued the contingent consideration liability as of September 30, 2024, which resulted in a write-off of the previously recorded liability.
The write-off of the liability resulted in the Company recognizing a gain on the change in fair value of contingent consideration of $1.0 million for the three and nine months ended September 30, 2024, which is included in “Other Income (expense)” in the accompanying condensed consolidated statements of operations.

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
The fair value of contingent consideration represents the potential earnout incentive for Viewgol’s former equity holders. We estimated the fair value of this contingent consideration based on the probability of Viewgol meeting EBITDA targets (subject to certain pro-forma adjustments). Management reviews the historical and projected performance of Viewgol and uses an option pricing method to revalue the contingent consideration. The revaluation requires management to make certain assumptions and represents management’s best estimate at the valuation date. As noted above, the Company revalued the contingent consideration liability as of September 30, 2024, which resulted in a write-off of the previously recorded liability.

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
During the Company’s realignment the reportable segments naming convention was updated. The previously reported RCM segment has been updated to Financial Health and the former EHR segment is now referred to as Patient Care. There were no additional changes to the composition of the Company’s reportable segments in connection with the name changes. The financial statements and accompanying footnotes have been updated with the new segment names.
Management evaluates the performance of the segments based on revenues and adjusted EBITDA1. Management believes adjusted EBITDA is a useful measure to assess the performance and liquidity of the Company as it provides meaningful operating results by excluding the effects of expenses that are not reflective of its operating business performance. Our CODM group is comprised of the Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer. Accounting policies for each of the reportable segments are the same as those used on a consolidated basis.
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
1 Adjusted EBITDA is a non-GAAP measure. A reconciliation of adjusted EBITDA to net income is included in this Note 17 - Segment Reporting.

The following table presents a summary of the revenues and adjusted EBITDA of our two operating segments for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Revenues by segment:
Financial Health	$54,271	$46,582	$161,417	$142,973
Patient Care
Recurring revenue
Acute care	26,584	29,068	80,726	88,420
Post-acute care	—	3,594	597	11,230
Total recurring Patient Care revenue	26,584	32,662	81,323	99,650
Non-recurring revenue
Acute care	2,975	3,118	8,996	9,869
Post-acute care	—	350	70	1,075
Total non-recurring Patient Care revenue	2,975	3,468	9,066	10,944
Total Patient Care revenue	$29,559	$36,130	$90,389	$110,594
Total revenues	$83,830	$82,712	$251,806	$253,567

Adjusted EBITDA by segment:
Financial Health	$9,562	$4,623	$23,767	18,205
Patient Care	4,260	5,099	12,083	17,388
Total adjusted EBITDA	$13,822	$9,722	$35,850	$35,593

The following table reconciles net income to adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Net loss, as reported	$(9,809)	$(3,562)	(17,374)	(3,315)
Depreciation expense	279	297	1,079	1,392
Amortization of software development costs	3,057	2,194	11,779	5,506
Amortization of acquisition-related intangibles	3,126	4,014	9,379	12,043
Stock-based compensation	1,398	1,038	3,698	2,162
Severance and other non-recurring charges	4,018	7,392	12,449	15,313
Interest expense	3,777	2,847	11,826	7,719
Change in fair value of contingent consideration	(1,044)	—	(1,044)	—
Loss on disposal of property and equipment	1,648	—	1,648	117
Gain on sale of AHT	28	—	(1,221)	—
Provision (benefit) for income taxes	7,344	(4,498)	3,631	(5,344)
Total adjusted EBITDA	$13,822	$9,722	$35,850	$35,593

Certain of the items excluded or adjusted to arrive at adjusted EBITDA are described below:
•Amortization of software development costs – Software development costs amortization expense is a non-cash expense arising from the costs incurred for capitalized internally developed software. We exclude software development costs amortization expense from adjusted EBITDA because we believe (i) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such expenses can vary significantly between periods as a result of new capitalized software development costs and full amortization of previously capitalized software development costs.
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
•Interest expense - Interest expense represents (i) interest incurred on our term loan and revolving credit facility and (ii) non-cash interest expense. We exclude interest expense from non-GAAP financial measures because we believe these amounts relate to specific transactions and, as such, may not directly correlate to the underlying performance of our business operations.
•Change in fair value of contingent consideration - The purchase agreement for our acquisition of Viewgol in 2023 contained contingent consideration, or “earnout,” provisions whereby the previous shareholders of Viewgol would receive additional consideration depending on the achievement of certain performance metrics. After the initial measurement period, U.S. GAAP requires that any adjustments to the estimated fair value of this contingent liability, including upon final determination of amounts due, should be recorded in the relevant period’s earnings. We exclude gains on contingent consideration from non-GAAP financial measures because we believe (i) the amount of such gains in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such gains can vary significantly between periods.
•Loss on disposal of property and equipment - Loss on disposal of property and equipment represents the excess of book value of assets sold over the proceeds received in connection with the sale of property and equipment sold during the period. We exclude loss on disposal of property and equipment from non-GAAP financial measures because we believe (i) the amount of such gains gain or loss in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such gains gain or loss can vary significantly between periods.
•Gain on sale of AHT - Gain on sale of AHT represents the excess of proceeds received over the net assets sold from our sale of AHT, our previously wholly-owned post-acute business, in January 2024. We exclude gain on sale of AHT from non-GAAP financial measures because we believe the amount relates to a specific transaction and, as such, may not directly correlate to the underlying performance of our business operations

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
•slower than anticipated development of the market for Financial Health services;
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
Background
During much of the Company's history, our strategy, operations, and financial results have been largely associated with developments in the electronic health record ("EHR") industry. With the rapid maturity of the EHR industry and the increasing prevalence of and demand for outsourced revenue cycle management ("RCM") services and complementary solutions, we've seen our strategy, operations, and financial results naturally evolve to become more heavily associated with RCM, with Financial Health revenues comprising 57% of our consolidated revenue for 2023. In recognition of this significant shift in strategic focus, Computer Programs and Systems, Inc. changed its corporate name to TruBridge, Inc. on March 4, 2024. Contemporaneous with this name change, the former wholly-owned subsidiaries Evident, LLC, TruBridge, LLC, and TruCode, LLC were merged into the parent company, while the former wholly-owned subsidiary Rycan Technologies, Inc. was merged into its parent and another wholly-owned subsidiary, Healthland Holding Inc. With these changes, the Company's remaining legal structure includes TruBridge, Inc., the parent company, with Viewgol, LLC ("Viewgol"), iNetXperts, Corp. d/b/a Get Real Health, Healthcare Resource Group, Inc. ("HRG"), and Healthland Holding Inc. (“HHI”) as its wholly-owned subsidiaries.
Founded in 1979, TruBridge is a leading provider of healthcare technology solutions and services for hospitals in rural communities across the United States, their clinics and other healthcare systems. Our combined companies are focused on helping improve the health of the communities we serve, connecting communities for a better patient care experience, and improving the financial operations of our customers.
The Company operates its business in two operating segments, which are also our reportable segments: Financial Health and Patient Care. The individual subsidiaries align with the reporting segments and contribute towards the combined focus of improving the health of the communities we serve as follows:
•The Financial Health reporting segment focuses on providing business management, consulting, and managed IT services along with its complete RCM solution for all care settings, regardless of their primary healthcare information solutions provider. This reporting segment includes Viewgol, HRG, and HHI.
•The Patient Care segment provides comprehensive acute care EHR solutions and related services for hospitals and their physician clinics. Prior to our sale of American HealthTech, Inc. (“AHT”) in January 2024, our Patient Care segment also provided post-acute care EHR solutions and related services for skilled nursing and assisted living facilities. The Patient Care segment also offers comprehensive patient engagement and empowerment technology solutions through the Get Real Health entity to improve patient outcomes and engagement strategies with care providers.
Our companies currently support hospitals and other healthcare systems with a geographically diverse patient mix within the domestic healthcare market. Our target market for our Financial Health and Patient Care solutions includes rural hospitals with fewer than 400 acute care beds and their clinics, as well as independent or small to medium sized chains of skilled nursing facilities. Most of our acute care hospital Patient Care customer base is comprised of hospitals with fewer than 100 beds.

See Note 17 - Segment Reporting of the condensed consolidated financial statements included herein for additional information on our two reportable segments.
Management Overview
Strategy
Our core strategy is to achieve meaningful long-term revenue growth by cross-selling Financial Health services into our existing Patient Care customer base, expanding Financial Health market share with sales to new hospitals and larger health systems, and pursuing competitive Patient Care takeaway opportunities in the acute care markets. We may also seek to grow through acquisitions of businesses, technologies or products if we determine that such acquisitions are likely to help us meet our strategic goals.
The opportunity to cross-sell Financial Health services is greatest within our acute Patient Care customer base. As such, retention of existing acute Patient Care customers is a key component of our long-term growth strategy by protecting this base of potential Financial Health customers, while at the same time serving as a leading indicator of our market position and stability of revenues and cash flows.
We determine retention rates by reference to the amount of beginning-of-period acute Patient Care recurring revenues that have not been lost due to customer attrition from our production environment customer base. Production environment customers are those that are using our applications to document live patient encounters, as opposed to legacy environment customers that have view-only access to historical patient records. Since 2019, these retention rates have consistently remained in the mid-to-high 90th percentile ranges. Specifically, we achieved retention rates of 92.1% in 2023, 98.2% in 2022 and 94.9% in 2021. The annualized retention rate in the first nine months of 2024 was 96.0%. We have increased customer retention efforts by enhancing support services, investing in tooling and instrumentation to proactively monitor for potential disruptions, and deploying in-application experience software that delivers application-specific insights while using our products.
As we pursue meaningful long-term revenue growth by leveraging Financial Health as a growth agent, we are placing ever-increasing value in further developing our already significant recurring revenue base to further stabilize our revenues and cash flows. As such, maintaining and growing recurring revenues are key components of our long-term growth strategy, aided by the aforementioned focus on customer retention. This includes a renewed focus on driving demand for subscriptions for our existing technology solutions and expanding the footprint for Financial Health services beyond our Patient Care customer base.
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
Additionally, healthcare organizations with a large dependency on Medicare and Medicaid populations have been affected by the challenging financial condition of the federal government and many state governments and government programs. Accordingly, we recognize that prospective hospital clients often do not have the necessary capital to make investments in information technology while those with the necessary capital have become more selective in their investments. Despite these challenges, we believe healthcare IT will be an area of continued investment due to its unique potential to improve safety and efficiency and reduce costs while meeting current and future regulatory, compliance and government reimbursement requirements.

Patient Care License Model Preferences
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
The overwhelming majority of our historical Patient Care installations have been under a perpetual license model, but new customer demand has dramatically shifted towards a SaaS license model in the past several years. SaaS license models made up only 12% of annual new acute Patient Care installations in 2018, increasing to 100% during 2023 and the first nine months of 2024. These SaaS offerings are attractive to our clients because this configuration allows them to obtain access to advanced software products without a significant initial capital outlay. We expect this trend to continue for the foreseeable future, with the resulting impact on the Company’s financial statements being reduced Patient Care revenues in the period of installation in exchange for increased recurring periodic revenues (reflected in Patient Care revenues) over the term of the SaaS arrangement. This naturally places downward pressure on short-term revenue growth and profitability metrics, but benefits long-term revenue growth and profitability which, in our view, is consistent with our goal of delivering long-term shareholder value.
For customers electing to purchase our technology solutions under a traditional perpetual license, we have historically made financing arrangements available on a case-by-case basis, depending on the various aspects of the proposed contract and customer attributes. These financing arrangements have comprised the majority of our perpetual license installations over the past several years, and include short-term payment plans and longer-term lease financing through us or third-party financing companies. The aforementioned shift in customer preference towards SaaS arrangements has significantly reduced the frequency of new financing arrangements for customer purchases under a perpetual license. When combined with scheduled payments on existing financing arrangements, the reduced frequency of new financing arrangements has resulted in a substantial reduction in financing receivables during 2023 and the first nine months of 2024.
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
Initial organizational realignment efforts began during 2021, when we committed to a reduction in force intended to more effectively align our resources with business priorities. Other related initiatives include our ongoing implementation of the Scaled Agile Framework® throughout our Patient Care product development, implementation and support functions to enhance cohesion, time-to-market and customer satisfaction. This framework is a set of organization and workflow patterns intended to guide enterprises in scaling lean and agile practices and promote alignment, collaboration, and delivery across large numbers of agile teams.
The remaining margin optimization initiatives of expanded utilization of offshore resources and automation have commenced and, to date, have provided meaningful efficiencies to our operations, particularly within the Financial Health segment. As a service organization, Financial Health's cost structure is heavily dependent upon human capital, subjecting it to the complexities and risks associated with this resource. Chief among these complexities and risks is the ever-present pressure of wage inflation, which has recently become a reality as national and international economies recover from the economic downturn caused by the COVID-19 pandemic and has compelled the Company to make compensation adjustments that are outside of historical norms. Prior to our October 2023 acquisition of Viewgol, we were solely reliant upon third party partnerships for offshore resources, increasing both the execution risk of this initiative and the related cost of scaling this labor force. With Viewgol as a subsidiary, we have greatly enhanced our control over the resource availability for this initiative and we expect to achieve impressive per-unit cost efficiencies. However, in the near-term, we expect to see additional pressure on margins due to the integration and ramp-up of Viewgol.

We believe that our efforts towards margin optimization are well-timed, enabling a rapid response to actual or expected wage inflation in order to preserve Financial Health gross margins, but we cannot guarantee that these efforts will fully eliminate any related margin deterioration.
In addition to wage inflation, we are a party to contracts with certain third-party suppliers and vendors that allow for annual price adjustments indexed to inflation. While we continually seek to proactively manage controllable expenses, inflationary pressure on costs has led to, and could lead to, erosion of margins.
Results of Operations
During the first nine months of 2024, we generated revenues of $251.8 million from the sale of our products and services, compared to $253.6 million during the first nine months of 2023, a decrease of 1% that is due to decreased revenues in our Patient Care segment partially offset by inorganic growth in the Financial Health segment due to the acquisition of Viewgol. Net loss increased by $14.1 million to $17.4 million during the first nine months of 2024 from the prior-year period primarily due to the combined effects of (i) increased amortization of capitalized software development costs, and (ii) increased interest expense due to acquisition-fueled growth in long-term debt and a rising interest rate environment.

The following table sets forth certain items included in our results of operations for the three and nine months ended September 30, 2024 and 2023, expressed as a percentage of our total revenues for these periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
(In thousands)	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
INCOME DATA:
Revenues
Financial Health	$54,271	64.7%	$46,582	56.3%	$161,417	64.1%	$142,973	56.4%
Patient Care	29,559	35.3%	36,130	43.7%	90,389	35.9%	110,594	43.6%
Total revenues	83,830	100.0%	82,712	100.0%	251,806	100.0%	253,567	100.0%
Expenses
Costs of revenue (exclusive of amortization and depreciation)
Financial Health	29,185	34.8%	27,159	32.8%	89,051	35.4%	81,461	32.1%
Patient Care	13,184	15.7%	16,704	20.2%	38,421	15.3%	50,712	20.0%
Total costs of revenue (exclusive of amortization and depreciation)	42,369	50.5%	43,863	53.0%	127,472	50.6%	132,173	52.1%
Product development	7,735	9.2%	9,778	11.8%	26,629	10.6%	26,899	10.6%
Sales and marketing	5,944	7.1%	6,818	8.2%	20,351	8.1%	21,906	8.6%
General and administrative	19,376	23.1%	20,961	25.3%	57,651	22.9%	54,471	21.5%
Amortization	6,183	7.4%	6,208	7.5%	21,158	8.4%	17,549	6.9%
Depreciation	279	0.3%	297	0.4%	1,079	0.4%	1,392	0.5%
Total expenses	81,886	97.7%	87,925	106.3%	254,340	101.0%	254,390	100.3%
Operating income (loss)	1,944	2.3%	(5,213)	(6.3)%	(2,534)	(1.0)%	(823)	(0.3)%
Other expense:
Other income (expense)	(376)	(0.4)%	224	0.3%	1,139	0.5%	569	0.2%
Interest expense	(4,033)	(4.8)%	(3,071)	(3.7)%	(12,348)	(4.9)%	(8,405)	(3.3)%
Total other expense	(4,409)	(5.3)%	(2,847)	(3.4)%	(11,209)	(4.5)%	(7,836)	(3.1)%
Loss before taxes	(2,465)	(2.9)%	(8,060)	(9.7)%	(13,743)	(5.5)%	(8,659)	(3.4)%
Income tax expense (benefit)	7,344	8.8%	(4,498)	(5.4)%	3,631	1.4%	(5,344)	(2.1)%
Net loss	$(9,809)	(11.7)%	$(3,562)	(4.3)%	$(17,374)	(6.9)%	$(3,315)	(1.3)%
Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023
Revenues
Total revenues for the three months ended September 30, 2024 increased by $1.1 million compared to the three months ended September 30, 2023.
Financial Health revenues increased by $7.7 million, or 17%, compared to the third quarter of 2023 due to the acquisition of Viewgol, which increased Financial Health revenue by $5.2 million during the third quarter of 2024. Revenues excluding Viewgol increased by $2.5 million. The increase was driven by new contracts and was partially offset by decreased revenues due to customer attrition. Recurring Financial Health revenues were $53.1 million, or 98% of total Financial Health revenues.

Patient Care revenues decreased by $6.6 million, or 18%, compared to the third quarter of 2023, and were comprised of the following during the respective periods:

	Three Months Ended September 30,
(In thousands)	2024	2023
Recurring Patient Care revenues (1)
Acute Care	$26,584	$29,068
Post-acute Care	—	3,594
Total recurring Patient Care revenues	26,584	32,662
Non-recurring Patient Care revenues (2)
Acute Care	2,975	3,118
Post-acute Care	—	350
Total non-recurring Patient Care revenues	2,975	3,468
Total Patient Care revenues	$29,559	$36,130

(1) Mostly comprised of support and maintenance, third-party subscriptions, and SaaS revenues.

(2) Mostly comprised of installation revenues from the sale of our acute Patient Care and post-acute Patient Care solutions and related applications under a perpetual (non-subscription) licensing model.

Recurring Patient Care revenues decreased by $6.1 million, or 19%, compared to the third quarter of 2023. The decrease is driven by the sale of AHT in January 2024, which caused a decrease in post-acute care recurring Patient Care revenues of $3.6 million. Acute care recurring revenues decreased by $2.5 million primarily as a result of a decline in support revenues due to customer attrition and migration to SaaS arrangements and attrition of customers using our Centriq platform which is set to be sunset at the end of 2024.
Non-recurring Patient Care revenues decreased by $0.5 million, or 14%, compared to the third quarter of 2023, primarily due to the sale of AHT in January 2024.
Costs of Revenue (exclusive of amortization and depreciation)
Total costs of revenue (exclusive of amortization and depreciation) decreased by $1.5 million compared to the third quarter of 2023. As a percentage of total revenues, costs of revenue (exclusive of amortization and depreciation) decreased to 51% of revenues during the third quarter of 2024 compared to 53% during the third quarter of 2023.
Costs associated with our Financial Health revenues increased by $2.0 million, or 7%, compared to the third quarter of 2023, primarily as a result of increased costs of sales from Viewgol of $1.5 million. Costs associated with Financial Health revenues excluding Viewgol increased by $0.5 million primarily due to incremental offshore costs as part of the transition and stabilization of the global workforce.
Costs associated with our Patient Care revenues decreased by $3.5 million, or 21%, compared to the third quarter of 2023, primarily due to (i) the sale of AHT in January 2024, which decreased payroll and software costs, (ii) our vendor savings initiative, which led to software expense reductions, and (iii) headcount reduction as a result of our voluntary early retirement program in 2023 and labor force optimization in 2024.
Product Development
Product development expenses consist primarily of compensation and other employee-related costs (including stock-based compensation) and infrastructure costs incurred, but not capitalized, for new product development and product enhancements. Product development costs decreased by $2.0 million, or 21%, compared to the third quarter of 2023, primarily due to labor force optimization.

Sales and Marketing
Sales and marketing costs decreased by $0.9 million, or 13%, compared to the third quarter of 2023, driven by reduced payroll, travel expense, and marketing program costs.
General and Administrative
General and administrative expenses decreased by $1.6 million, or 8%, compared to the third quarter of 2023. This change was primarily driven by decreases in non-recurring severance costs of $3.7 million, partially offset by $1.5 million of incremental expenses resulting from the acquisition of Viewgol and an increase in legal and accounting fees of $0.4 million.
Amortization & Depreciation
Combined amortization and depreciation expense remained relatively flat during the third quarter of 2024 compared to the third quarter of 2023.
Total Other Expense
Total other expense increased by $1.6 million during the third quarter of 2024 compared to the third quarter of 2023 due to an increase in interest expense of $0.9 million and a $1.6 million loss recognized on assets classified as held for sale. This increase was partially offset by $1.0 million recognized during the third quarter of 2024 for the change in fair value of contingent consideration.
Loss Before Taxes
As a result of the foregoing factors, loss before taxes decreased by $5.6 million, to a loss before taxes of $2.5 million in the third quarter of 2024 compared to a loss before taxes of $8.1 million in the third quarter of 2023.
Income Tax Provision (Benefit)
Our effective tax rate for the three months ended September 30, 2024 was (297.9)%, compared to 55.8% for the three months ended September 30, 2023. This change was primarily driven by a $13.5 million federal and state valuation allowance recorded on deferred tax assets during the three months ended September 30, 2024.
Net Loss
As a result of the foregoing factors, net loss for the third quarter of 2024 decreased by $6.2 million to a net loss $9.8 million, or $(0.66) per basic and diluted share, compared to a net loss $3.6 million, or $(0.24) per basic and diluted share, for the third quarter of 2023.
Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023
Revenues
Total revenues for the nine months ended September 30, 2024 decreased by $1.8 million, or approximately 1%, compared to the nine months ended September 30, 2023.
Financial Health revenues increased by $18.4 million, or 13%, compared to the first nine months of 2023, primarily due to the acquisition of Viewgol, which increased Financial Health revenue by $15.2 million. Revenues excluding Viewgol increased by $3.2 million, driven by new contracts, and was partially offset by decreased revenues due to customer attrition.

Patient Care revenues decreased by $20.2 million, or 18%, compared to the first nine months of 2023, and were comprised of the following during the respective periods:

	Nine Months Ended September 30,
(In thousands)	2024	2023
Recurring Patient Care revenues (1)
Acute Care	$80,726	$88,420
Post-acute Care	597	11,230
Total recurring Patient Care revenues	81,323	99,650
Non-recurring Patient Care revenues (2)
Acute Care	8,996	9,869
Post-acute Care	70	1,075
Total non-recurring Patient Care revenues	9,066	10,944
Total Patient Care revenue	$90,389	$110,594

(1) Mostly comprised of support and maintenance, third-party subscriptions, and SaaS revenues.

(2) Mostly comprised of installation revenues from the sale of our acute Patient Care and post-acute Patient Care solutions and related applications under a perpetual (non-subscription) licensing model.

Recurring Patient Care revenues decreased by $18.3 million, or 18%, compared to the first nine months of 2023. The decrease was driven by the sale of AHT in January 2024, which caused a decrease in post-acute care recurring revenues of $10.6 million. Acute care recurring revenues decreased by $7.7 million primarily as a result of a decline in support revenues due to customer migration to SaaS arrangements and attrition of customers using our Centriq platform which is set to be sunset at the end of 2024.
Non-recurring Patient Care revenues decreased by $1.9 million, or 17%, compared to the first nine months of 2023. This decrease was primarily due to the sale of AHT in January 2024.
Costs of Revenue (exclusive of amortization and depreciation)
Total costs of revenue decreased by $4.7 million compared to the first nine months of 2023. As a percentage of total revenues, costs of revenue decreased to 51% of revenues during the first nine months of 2024 compared to 52% during the first nine months of 2023.
Costs associated with Financial Health sales and support revenues increased by $7.6 million, or 9%, compared to the first nine months of 2023, as a result of increased costs of revenue from Viewgol of $6.0 million. Costs associated with revenues excluding Viewgol increased by $1.6 million primarily due to incremental offshore costs as part of the transition and stabilization of the global workforce.
Costs of Patient Care system sales and support revenues decreased by $12.3 million, or 24%, compared to the first nine months of 2023, primarily due to (i) the sale of AHT in January 2024, which decreased payroll and software costs, (ii) our vendor savings initiative which led to software expense reductions, and (iii) headcount reduction as a result of our voluntary early retirement program in 2023 and labor force optimization in 2024.
Product Development
Product development expenses consist primarily of compensation and other employee-related costs (including stock-based compensation) and infrastructure costs incurred, but not capitalized, for new product development and product enhancements. Product development costs decreased by $0.3 million, or 1%, compared to the first nine months of 2023, primarily due to a decrease in capitalizable projects such as the sunsetting of Centriq compared to 2023, partially offset by labor force optimization in 2024.
Sales and Marketing
Sales and marketing costs decreased by $1.6 million, or 7%, compared to the first nine months of 2023, driven by reduced payroll and marketing program costs.

General and Administrative
General and administrative expenses increased by $3.2 million, or 6%, compared to the first nine months of 2023. The increase was mainly driven by an increase in stock compensation of $1.4 million, the acquisition of Viewgol resulting in $4.4 million of incremental expense, and an increase in legal and accounting fees of $1.3 million, partially offset by a $3.6 million decrease in non-recurring severance costs.
Amortization & Depreciation
Combined amortization and depreciation expense increased by $3.3 million, or 17%, compared to the first nine months of 2023, as increasing capitalized software development asset balances resulted in an increase in the related amortization. Included in amortization expense is a $2.9 million loss on disposal of capitalized software development costs, related to the sunset of one of the Company’s products.
Total Other Expense
Total other expense increased to $11.2 million during the first nine months of 2024, compared to $7.8 million during the first nine months of 2023. This increase was primarily due to an increase in interest expense of $3.9 million and a $1.6 million loss recognized on assets classified as held for sale, partially offset by $1.0 million recognized during 2024 for the change in fair value of contingent consideration and the gain on the sale of AHT of $1.3 million.
Loss Before Taxes
As a result of the foregoing factors, loss before taxes increased by $5.1 million, to a loss before taxes of $13.7 million in the first nine months of 2024 compared to a loss before taxes of $8.7 million in the first nine months of 2023.
Income Tax Provision (Benefit)
Our effective tax rate for the nine months ended September 30, 2024 was (26.4)%, compared to 61.7% for the nine months ended September 30, 2023. This change was primarily driven by a $13.5 million federal and state valuation allowance recorded on deferred tax assets during the three months ended September 30, 2024.
Net Loss
Net loss for the first nine months of 2024 increased by $14.1 million to a net loss of $17.4 million, or $(1.17) per basic and diluted share, compared to a net loss of $3.3 million, or $(0.23) per basic and diluted share, for the first nine months of 2023.
Supplemental Segment Information
Our reportable segments have been determined in accordance with ASC 280 - Segment Reporting. We have two reportable operating segments: Financial Health and Patient Health. We evaluate each of our two operating segments based on segment revenues and segment adjusted EBITDA.
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

The following table presents a summary of the revenues and adjusted EBITDA of our two operating segments for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
(In thousands)
Revenues by segment:
Financial Health	$54,271	$46,582	$7,689	17%	$161,417	$142,973	$18,444	13%
Patient Care	29,559	36,130	(6,571)	(18)%	90,389	110,594	(20,205)	(18)%
Total sales revenues	$83,830	$82,712	$1,118	1%	$251,806	$253,567	(1,761)	1%

Adjusted EBITDA by segment:
Financial Health	$9,562	$4,623	$4,939	107%	$23,767	$18,205	$5,562	31%
Patient Care	4,260	5,099	(839)	(16)%	12,083	17,388	(5,305)	(31)%
Total adjusted EBITDA	$13,822	$9,722	$4,100	42%	35,850	35,593	257	1%
Segment Revenues
Refer to the corresponding discussion of revenues for each of our reportable segments previously provided under the Revenues heading of this Management's Discussion and Analysis. There are no intersegment revenues to be eliminated in computing segment revenue.
Segment Adjusted EBITDA - Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023
Financial Health adjusted EBITDA increased by $4.9 million, or 107%, compared to the third quarter of 2023, primarily due to increased revenue and margin growth from the acquisition of Viewgol.
Patient Care adjusted EBITDA decreased by $0.8 million, or 16%, compared to the third quarter of 2023. The primary driver of the decrease in adjusted EBITDA was declining revenues of $6.6 million partially driven by the sale of AHT in January 2024 which led to a revenue decrease of $3.9 million. Acute Patient Care revenues decreased by $2.6 million, primarily as a result of a decline in support revenues due to customer migration to SaaS arrangements and attrition of customers using our Centriq platform which is set to be sunset at the end of 2024. This was partially offset by a decrease in cost of revenues due to (i) decreased payroll and software costs, (ii) our vendor savings initiative which led to software expense reductions, and (iii) headcount reduction as a result of our voluntary early retirement program in 2023 and labor force optimization in 2024.
Segment Adjusted EBITDA - Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023
Financial Health adjusted EBITDA increased by $5.6 million, or 31%, compared to the first nine months of 2023. This increase was due to the Viewgol acquisition as well as incremental revenue from new contracts.
Patient Care adjusted EBITDA decreased by $5.3 million, or 31%, compared to the first nine months of 2023. The primary driver of the decrease in adjusted EBITDA was declining revenues of $20.2 million partially driven by the sale of AHT in January 2024 which led to a revenue decrease of $11.6 million. Acute Patient Care revenues decreased by $8.6 million, primarily as a result of a decline in support revenues due to customer migration to SaaS arrangements and attrition of customers using our Centriq platform which is set to be sunset at the end of 2024. This was partially offset by a decrease in cost of revenues due to (i) decreased payroll and software costs, (ii) our vendor savings initiative which led to software expense reductions, and (iii) headcount reduction as a result of our voluntary early retirement program in 2023 and labor force optimization in 2024.
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2024, the aggregate principal amount of our credit facilities was $230 million, which included a $70 million term loan facility and a $160 million revolving credit facility. As of September 30, 2024, we had $177.7 million in principal amount of indebtedness outstanding under the credit facilities.

As of September 30, 2024 we had cash and cash equivalents of $8.6 million and remaining borrowing capacity under the revolving credit facility of $39.6 million, compared to $3.8 million of cash and cash equivalents and $24.3 million of remaining borrowing capacity under the revolving credit facility as of December 31, 2023. We believe that these funding sources, taken together with the future operating cash flows of the combined entity, provide adequate resources to fund ongoing cash requirements for the next twelve months and beyond. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of filing of this Form 10-Q. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms. Aside from normal operating cash requirements, obligations under our Credit Agreement (as discussed below) and operating leases, and opportunistic uses of capital in share repurchases and business acquisition transactions, we do not have any material cash commitments or planned cash commitments. Although the Company currently has no obligations related to planned acquisitions, the Company's strategy includes the potential for future acquisitions, which may be funded through draws on the credit facilities or the use of the other sources of liquidity described above.
On October 16, 2023, we made a draw of $41.0 million on the revolving credit facility in connection with the closing of the Viewgol acquisition, leaving a remaining $40.6 million of available borrowing capacity under the revolving credit facility as of that date. A portion of the proceeds from the draw, together with available cash on hand, was used by the Company to make the various required payments at the closing of the acquisition. During February 2024, the Company used a portion of the proceeds received from the sale of AHT to repay $7.0 million of the outstanding balance of the revolving credit facility. During June 2024, the Company made an incremental payment of $4.0 million on the term loan facility. During September 2024, the Company made an incremental payment of $3.0 million on the revolving credit facility.
Operating Cash Flow Activities
Net cash provided by operating activities increased by $8.5 million to $21.8 million for the nine months ended September 30, 2024, compared to $13.3 million for the nine months ended September 30, 2023. The increase in cash flows provided by operations is primarily due to increased collections from improved working capital management.
Investing Cash Flow Activities
Net cash provided by (used in) investing activities increased by $24.1 million, to cash provided by investing activities of $5.8 million during the nine months ended September 30, 2024, compared to cash used in investing activities of $18.3 million during the nine months ended September 30, 2023. The increase in cash provided by (used in) investing activities is primarily the result of the sale of AHT which resulted in a net cash inflow of $21.4 million in the nine months ended September 30, 2024 coupled with a decrease in investments in software development.
Financing Cash Flow Activities
During the nine months ended September 30, 2024, our financing activities were a net use of cash in the amount of $22.9 million, as $23.8 million in borrowings from our revolving line of credit were offset by long-term debt principal payments of $45.7 million and $0.4 million used to repurchase shares of our common stock, which are treated as treasury stock. Financing activities were a net use of cash in the amount of $0.5 million during the nine months ended September 30, 2023, as $9.7 million in borrowings from our revolving line of credit were offset by long-term debt principal payments of $7.6 million and $2.6 million used to repurchase shares of our common stock, which are treated as treasury stock.
On September 4, 2020, our Board of Directors approved a stock repurchase program to repurchase up to $30.0 million in aggregate amount of the Company's outstanding shares of common stock through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. On July 27, 2022, our Board of Directors extended the expiration of the stock repurchase program to September 4, 2024. The share repurchase program expired according to its terms on September 4, 2024. Our ability to repurchase shares in the future is subject to compliance with the terms of our Amended and Restated Credit Agreement. Concurrent with the authorization of this stock repurchase program, the Board of Directors opted to indefinitely suspend all quarterly dividends.

Credit Agreement
As of September 30, 2024, we had $57.3 million in principal amount outstanding under the term loan facility and $120.4 million in principal amount outstanding under the revolving credit facility. Each of our credit facilities continues to bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted SOFR rate for the relevant interest period, subject to a floor of 0.50%, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month SOFR rate, subject to the aforementioned floor, plus one percent per annum, or (3) a combination of (1) and (2). The applicable margin for SOFR loans and the letter of credit fee ranges from 1.8% to 3.0%. The applicable margin for base rate loans ranges from 0.8% to 2.0%, in each case based on the Company's consolidated net leverage ratio. As of September 30, 2024, the revolving credit facility had an average interest rate of 8.40%.
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
As of September 30, 2023, we were not in compliance with the fixed charge coverage ratio required by the Amended and Restated Credit Agreement. On November 8, 2023, the Company and the Subsidiary Guarantors entered into a Waiver with Regions Bank, as administrative agent, and various other lenders, which provided for a one-time waiver of this failure as an event of default. As of December 31, 2023, the Company was similarly not in compliance with the fixed charge coverage ratio required by the Amended and Restated Credit Agreement and a one-time waiver was provided in conjunction with the Fourth Amendment described below. On January 16, 2024, the definition of "Consolidated EBITDA" under the Amended and Restated Credit Agreement was modified pursuant to the Third Amendment to the Amended and Restated Credit Agreement in order to allow for more cost exclusions related to acquisitions and other nonrecurring events and to release AHT from its obligations as a Subsidiary Guarantor in connection with the closing of our sale of AHT. On February 29, 2024, the definition of “Consolidated EBITDA” was further amended, pursuant to the Fourth Amendment to the Amended and Restated Credit Agreement. The Fourth Amendment also decreased the required consolidated fixed charge coverage ratio from 1.25:1.00 to 1.15:1.00 for each fiscal quarter ending March 31, 2024 through and including December 31, 2024. We were in compliance with the covenants contained in the Amended and Restated Credit Agreement as of September 30, 2024.

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
Backlog
Backlog consists of revenues we reasonably expect to recognize over the next twelve months under existing contracts. The revenues to be recognized may relate to a combination of one-time fees for system sales and recurring fees for support and maintenance and RCM services. As of September 30, 2024, we had a twelve-month backlog of approximately $8 million in connection with non-recurring system purchases and approximately $320 million in connection with recurring payments under support and maintenance and RCM services. As of September 30, 2023, we had a twelve-month backlog of approximately $9 million in connection with non-recurring system purchases and approximately $311 million in connection with recurring payments under support and maintenance and RCM services.
Bookings
Bookings is a key operational metric used by management to assess the relative success of our sales generation efforts, and were as follows for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023 (3)	2024	2023 (3)
Financial Health (1)	$12,496	$9,080	$40,346	$34,828
Patient Care(2)	8,454	5,897	27,464	20,966
Total bookings	$20,950	$14,977	$67,810	$55,794
(1) Generally calculated as the total contract price (for non-recurring, project-related amounts) and annualized contract value (for recurring amounts).
(2) Generally calculated as the total contract price (for system sales) including annualized contract value (for support) for perpetual license system sales and total contract price for SaaS sales.
(3) Adjustments were made to the 2023 bookings, due to certain items being counted twice in the total Patient Care bookings.
Financial Health
Financial Health bookings during the third quarter of 2024 increased by $3.4 million, or 38%, from the third quarter of 2023 due to increased bookings from both healthcare providers utilizing competing products ("net-new") and our existing customer base ("cross-sell"). Net-new bookings increased by 39% and cross-sell bookings increased by 36%.
Compared to the first nine months of 2023, Financial Health bookings increased by $5.5 million, or 16%, during the first nine months of 2024 due to strong performance by Viewgol and internal sales efforts. Net-new bookings excluding Viewgol increased by $5.0 million, or 36%, while cross-sell bookings decreased by $2.2 million, or 11%.
Patient Care
Patient Care bookings increased by $2.6 million, or 43%, during the third quarter of 2024, compared to the third quarter of 2023. Acute Patient Care bookings increased by $3.1 million compared to the third quarter of 2023, primarily due to add-on and new business sales that increased by 59% compared to such sales in the third quarter of 2023. Post-acute Patient Care bookings declined by $0.5 million during the third quarter of 2024 due to the sale of AHT in January of 2024.
Compared to the first nine months of 2023, Patient Care bookings increased by $6.5 million, or 31%, during the first nine months of 2024 primarily due to add-on and new business sales that increased by 31% compared to such sales during the first nine months of 2023. Acute Patient Care booking increased by $9.2 million during the first nine months of 2024 due to increased add-on bookings. Post-acute Patient Care bookings decreased by $2.7 million during the first nine month of 2024 due to the sale of AHT in January of 2024.

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
In our Annual Report on Form 10-K for the year ended December 31, 2023, we identified our critical accounting policies and estimates related to revenue recognition, allowance for credit losses, business combinations, including valuation of intangible assets and goodwill, and software development costs. There have been no significant changes to these critical accounting policies during the nine months ended September 30, 2024.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk relates primarily to the potential fluctuations in the Secured Overnight Financing Rate ("SOFR"), which replaced the British Bankers Association London Interbank Offered Rate ("LIBOR") as the new benchmark interest rate for our credit facilities. We had $177.7 million of outstanding borrowings under our credit facilities with Regions Bank at September 30, 2024. The term loan facility and revolving credit facility bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted SOFR rate for the relevant interest period, subject to a floor of 0.50%, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month SOFR rate, subject to the aforementioned floor, plus one percent per annum, or (3) a combination of (1) and (2). Accordingly, we are exposed to fluctuations in interest rates on borrowings under the credit facilities. A one hundred basis point change in interest rate on our borrowings outstanding as of September 30, 2024 would result in a change in interest expense of approximately $1.8 million annually.
We did not have investments as of September 30, 2024 and do not utilize derivative financial instruments to manage our interest rate risks.

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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024 due to the material weaknesses in our internal control over financial reporting described below:

Material Weaknesses in Internal Control over Financial Reporting
A material weakness is a significant deficiency, or combination of significant deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Subsequent to the Company issuing its earnings press release for the fiscal quarter ended June 30, 2024, the Company’s management concluded that there was a deficiency in the Company’s internal control over financial reporting related to the Company’s procedures for processing customer contract changes and terminations and issuing credits to customers. This deficiency is described in the Amendment No. 2 to the Company’s Annual Report for fiscal year ended December 31, 2023. This deficiency was determined to be a material weakness that existed as of December 31, 2023 and continued through September 30, 2024.
During the fiscal quarter ended September 30, 2024, the Company’s management concluded there was also a deficiency in the Company’s internal control over financial reporting related to the Company’s procedures for reviewing manual journal entries. This deficiency was determined to be a material weakness that existed as of March 31, 2024 and continued through September 30, 2024.
Despite the existence of these material weaknesses, we believe that the condensed consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States of America. However, these material weaknesses could result in a material misstatement of the Company’s interim or annual consolidated financial statements that would not be prevented or detected.
Management’s Remediation Efforts
The Company’s management, under the leadership of the new Chief Financial Officer since January 1, 2024, has worked to strengthen the Company’s internal controls. With respect to the deficiency related to the Company’s procedures for processing customer contract changes and terminations and issuing credits to customers, the Company’s management has improved its procedures related to such actions, including adding key personnel to the Company’s finance team. Specifically, the Company has redesigned existing, and implemented additional, controls and procedures to ensure the timely processing of customer contract changes and terminations. Additionally, the Company has established strong channels of communication and enhanced coordination between functions. As a result of such measures and the focus of the Company’s management, we have seen a substantially diminished need for the issuance of customer credits. Finally, we are evaluating the use of technology and automation to further enhance preventative controls and ensure we have established a complete and up-to date inventory of customer contract modifications. With respect to the deficiency related to the Company’s procedures for reviewing manual journal entries, the Company’s management has worked to redesign and implement enhanced controls to ensure manual journal entries posted in the Company’s accounting system are reviewed monthly.
We believe that the foregoing actions will support the improvement of our internal control over financial reporting, and, through our continuous efforts to identify, design, and implement the necessary control activities, will be effective in remediating the material weaknesses described above. We will continue to devote time and attention to these remediation efforts. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address the material weaknesses or determine to modify the remediation plan described above.
While the Company believes these efforts have improved its internal control over financial reporting, the Company will not be able to conclude whether the steps taken by the Company have remediated the material weaknesses in internal control over financial reporting until a period of time has passed to allow management to test the design and operating effectiveness of the new and enhanced controls.
Changes in Internal Control over Financial Reporting
On October 16, 2023, we acquired Viewgol, as further described in Note 4 - Business Combinations and Disposition of the consolidated financial statements. We continue to integrate policies, processes, people, technology and operations for our combined operations, and will continue to evaluate the impact of any related changes to internal controls over financial reporting during the fiscal year.
Except for the remediation activities that are being implemented and the changes related to Viewgol, both described above, there were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
As reported in our Quarterly Report on Form 10-Q for the period ended September 30, 2023, we identified a material weakness in our internal control over financial reporting in the third quarter of 2023, as our controls over debt covenant monitoring and compliance were not operating with sufficient precision and timeliness. As of December 31, 2023, this weakness had been remediated with more robust and timely review controls over the related covenant calculations. However, subsequent to the Company issuing its earnings press release for the fiscal quarter ended June 30, 2024, we identified a material weakness in our internal control over financial reporting as of December 31, 2023, related to the Company’s procedures for processing customer contract changes and terminations and issuing credits to customers. It was determined that this material weakness existed as of December 31, 2023 and continued through September 30, 2024. In addition, during the fiscal quarter ended September 30, 2024, the Company’s management concluded there was a deficiency in the Company’s internal control over financial reporting related to the Company’s procedures for reviewing manual journal entries. This deficiency was determined to be a material weakness that existed as of March 31, 2024 and continued through September 30, 2024.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Repurchases of Equity Securities
The following table provides information about our repurchases of common stock during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3)
Beginning of Period				$16,471,896
July 1, 2024 - July 31, 2024	3,783	11.34	—	16,471,896
August 1, 2024 - August 31, 2024	218	$10.06	—	16,471,896
September 1, 2024 - September 30, 2024	—	—	—	—
Total	4,001	$11.27	—
(1) We repurchased 4,001 shares during the three months ended September 30, 2024 that were not purchased pursuant to our previously announced stock repurchase program, but were purchased to fund required tax withholdings related to the vesting of restricted stock. Shares withheld to cover required tax withholdings related to the vesting of restricted stock did not reduce our total share repurchase authority.

(2) No shares were purchased during the three months ended September 30, 2024 pursuant to our previously announced stock repurchase program.
(3) On September 4, 2020, our Board of Directors approved a stock repurchase program under which we were authorized to repurchase up to $30.0 million of our common stock through September 3, 2022. On July 27, 2022, the Board of Directors extended the expiration date of the stock repurchase program to September 4, 2024. The share repurchase program expired according to its terms on September 4, 2024. Any future stock repurchase transactions may be made through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
(a) None.
(b) Not applicable.
(c) Rule 10b5-1 Trading Arrangements
From time to time, members of the Company's Board of Directors and officers of the Company may enter into Rule 10b5-1 trading plans, which allow for the purchase or sale of common stock under pre-established terms at times when directors and officers might otherwise be prevented from trading under insider trading laws or because of self-imposed blackout periods. Such trading plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and comply with the Company's insider trading policy. During the quarter ended September 30, 2024, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

3.1	Certificate of Incorporation (incorporate by reference to Exhibit 3.4 to TruBridge, Inc.’s Registration Statement on Form S-1 (Registration No. 333-84726))

3.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of TruBridge, Inc.’s Current Report on Form 8-K filed March 4, 2024)

3.3	Second Amended and Restated Bylaws dated October 25, 2024 (incorporated by reference Exhibit 3.1 of TruBridge, Inc.'s Current Report on Form 8-K filed October 25, 2024

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

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

TRUBRIDGE, INC.

11/12/2024	By:	/s/ Christopher L. Fowler
Christopher L. Fowler
President and Chief Executive Officer

11/12/2024	By:	/s/ Vinay Bassi
Vinay Bassi
Chief Financial Officer