Form 10-K
period 2024-12-31
TruBridge, Inc.
filed 2025-03-17
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM              TO             .
Commission file number: 001-41992
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control of financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statement of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant at June 30, 2024 was $122,374,680.
As of March 12, 2025, the registrant had outstanding 14,870,198 shares of its common stock.
DOCUMENTS INCORPORATED BY REFERENCE IN THIS FORM 10-K:
Portions of the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this report to the extent described herein.

PART IV
15	Exhibits and Financial Statement Schedules	106
16	Form 10-K Summary	106
SIGNATURES		106
*Portions of the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this report to the extent described herein.

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
•our ability to attract and retain qualified personnel in a global workforce;
•disruption from periodic restructuring of our sales force;
•slower than anticipated development of the market for Financial Health services;
•our potential inability to manage our growth in the new markets we may enter;
•our potential failure to effectively implement a new enterprise resource planning software solution;
•exposure to numerous and often conflicting laws, regulations, policies, standards or other requirements through our domestic and international business activities;
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
•we do not anticipate paying dividends on our common stock; and
•actions of activist stockholders against us could be disruptive and costly, or potentially cause uncertainty about the strategic direction of our business.
For more information about the risks described above and other risks affecting us, see “Risk Factors” beginning on page 21 of this Annual Report. We also caution investors that the forward-looking information described herein represents our outlook only as of this date, and we undertake no obligation to update or revise any forward-looking statements to reflect events or developments after the date of this Annual Report.

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

The Company’s legal structure includes TruBridge, Inc., the parent company, with Viewgol, LLC ("Viewgol"), TruBridge Healthcare Private Limited, iNetXperts, Corp. d/b/a Get Real Health, Healthcare Resource Group, Inc. ("HRG"), Healthland Holding Inc. and Healthland, Inc. as its wholly-owned direct and indirect subsidiaries. The Company operates its business in two operating segments, which are also our reportable segments: Financial Health and Patient Care. These segments contribute towards the combined focus of improving the health of the communities we serve as follows:
•The Financial Health reporting segment focuses on providing a complete RCM solution for all care settings, regardless of their primary healthcare information solutions provider, along with business management, consulting, managed IT services, analytics and business intelligence.
•The Patient Care segment provides comprehensive acute care solutions and related services for community hospitals, and their physician clinics. The Patient Care segment also offers comprehensive patient engagement and empowerment technology solutions to improve patient outcomes and engagement strategies with care providers.
Our companies currently support community hospitals and other healthcare systems with a geographically diverse patient mix within the domestic community healthcare market. Our target market for our Financial Health and Patient Care solutions includes community hospitals with fewer than 400 acute care beds, and their clinics, as well as independent or small to medium sized chains of skilled nursing facilities. Approximately 97% of our acute care hospital Patient Care customer base is comprised of hospitals with fewer than 100 beds. During 2024, we generated revenues of $342.6 million from the sale of our products and services.
See Note 18 to the consolidated financial statements included herein for additional information on our two reportable segments.
Industry Dynamics
The healthcare industry is the largest industry in the United States economy, comprising approximately 17.6% of the U.S. gross domestic product in 2023 according to the Centers for Medicare and Medicaid Services (“CMS”). CMS estimates that national health spending is projected to grow at an average annual rate of 5.6% through 2032 and will reach $7.2 trillion in 2031.
Hospital expenditures grew by 10.4% to approximately $1.5 trillion in 2023, dramatically faster than the 3.2% growth rate in 2022. According to the American Hospital Association’s AHA Hospital Statistics, 2023 Edition, there are approximately 4,600 community hospitals in the United States that are in our target market of hospitals with fewer than 400 beds, with approximately 3,000 of those having fewer than 100 acute care beds. In addition, there is a market of small specialty hospitals that focus on discrete medical areas such as surgery, rehabilitation and long-term acute care.
The healthcare industry is constantly challenged by changing economic dynamics, increased regulation and pressure to improve the quality of care. These factors create an environment of escalating costs of care which, because of their heavy reliance on Medicare and Medicaid programs, our hospital clients have limited ability to recover through reimbursement changes. However, we believe healthcare providers can successfully address these issues with the help of our advanced medical information systems, including our Financial Health solutions and our suite of complementary services. Specific examples of the challenges and opportunities facing healthcare providers include the following:

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
Medicare and Medicaid funding and reimbursements fluctuate annually and, with projected growth in healthcare costs, will continue to be scrutinized as the federal and state governments attempt to control the costs and growth of the program. As the federal government seeks to further limit deficit spending in the future due to fiscal restraints, it will likely continue to place constraints on healthcare spending programs such as Medicare and Medicaid matching grants, which will place further cost pressures on hospitals and other healthcare providers. Further reductions in reimbursements from these programs could lead to hospitals postponing expenditures on information technology and may motivate hospitals to revisit long-held cost structures, which could positively impact demand for Financial Health solutions and services.
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

Strategy
Our primary objectives are to increase the market share of our Financial Health solutions and services, maintain a strong retention rate within our Patient Care client base while pursuing competitive and vulnerable Patient Care replacement opportunities, and further establish our position as a leading provider of patient engagement solutions. The acquisition of Viewgol in October 2023, which entity’s operations are almost entirely focused on the ambulatory setting, creates additional market expansion opportunities, and diversifies our Financial Health business. These objectives are all in support of our corporate strategy, centered around the following components:
Core Growth
Our core growth initiatives include cross-selling Financial Health solutions and services into our existing sizeable Patient Care client base and expanding our Financial Health market share with sales to new community hospitals with less than 400 beds.
Over the course of our more than 45-year history, we have developed a significant customer base of community hospitals. This customer base is our most valuable asset, providing not only the critical mass necessary to scale our development, client support and service resources to meet the evolving needs of our customers, but also serving as fertile ground for our cross-selling efforts for additional value-added solutions and services. Our most significant cross-selling opportunities are in the Financial Health business, where we utilize our industry-leading Financial Health services and solutions to improve the financial health of our Patient Care clients by improving cash flow metrics in the face of the myriad cost and reimbursement challenges facing healthcare organizations. Our operational expertise and technology tools provide proven results in improving claim acceptance rates, accelerating payments from third party payors, and increasing private pay collections.
Margin Optimization
Margin optimization efforts support our core growth as we routinely seek, find, and execute on initiatives that modernize our business, increasing our efficiency and resulting in cost savings. These efforts allow us to reinvest in additional growth opportunities and enable better positioning on pricing flexibility.
Chief among our margin optimization initiatives are parallel work streams dedicated to
•Standardizing and Automating Workflows: We are improving efficiency and consistency across all operations by standardizing workflows and integrating automation to enhance our services’ accuracy and speed.
•Leveraging Offshore Resources: We are strategically utilizing offshore talent to reduce costs and mitigate the risks associated with over-reliance on a single domestic talent pool. As we scale our global workforce management team, we also reduce our dependence on staffing partners. This gives us better control over maintaining high-quality service and ensures our standards are consistently met.
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
Artificial Intelligence
We see both the value and risk of generative AI being leveraged in healthcare delivery and are committed to ensuring our client population is not left behind as this rapidly advancing technology is being implemented and adopted. We are active members of

TRAIN (Trustworthy and Responsible AI Network), representing our customers alongside large Integrated Delivery Networks (“IDN”) and health systems to help shape the governance and controls to implement AI safely, as well as allowing us a broad view of what is happening in the arena of healthcare in order to keep pace with the developments. Within our innovation team, several pilots are unfolding to drive value for our clients out of this technology. We also have several strategic partners we are in discussions with to integrate their solutions into our ecosystem.
Our Products and Services
Financial Health
We offer Financial Health services which can be grouped into the following categories:
•Revenue Cycle Management (“RCM”) Products. Our RCM solutions empower providers and caregivers in hospitals, healthcare systems, clinics and skilled nursing organizations to accelerate their revenue cycle through a suite of comprehensive, web-based solutions designed to improve financial operations and staff productivity and increase reimbursement. Our RCM products include the following offerings:
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
•RCM Services. Our RCM services span a healthcare enterprise’s revenue cycle and provide clients with a strong alternative to in-house operations. These services leverage our deep service and technology experience and are designed to allow clients to streamline their administrative staffing while improving operational efficiencies. Our RCM services include the following service offerings: Accounts Receivable Management, Private Pay Service, Medical Coding, Revenue Cycle Consulting, and other additional Insurance and Patient Billing Services.
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

Patient Care
Acute Care Software Systems
We offer healthcare IT solutions designed to cater to the specific needs of community hospital organizations under the software solution platform TruBridge EHR.
TruBridge EHR
Within TruBridge EHR, we offer a full array of software applications using one fully integrated system designed to streamline the flow of information to the primary functional areas of community hospitals. We intend to continue to enhance our existing software applications and develop new applications as required by evolving industry standards and the changing needs of our clients. Pursuant to our client support agreements, we provide our clients with software enhancements and upgrades periodically on a when-and-if-available basis. See “Acute Care Support and Maintenance Services.” These enhancements enable each client, regardless of its original installation date, to have the benefit of our most advanced products available. Our software applications within TruBridge EHR:
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
•provide for rapid and cost-effective implementation, whether through the installation of an in-house system or through our Software as a Service (“SaaS”) services; and
•increase the flow of information by replacing centralized data over which there is limited control with broad-based, secure access by clinical and administrative personnel to data relevant to their functional areas.
Our software applications within Trubridge EHR are grouped for support purposes according to the following general functional categories described below:
•Patient Management. Our patient management software enables a hospital to identify a patient at any point in the healthcare delivery system and to collect and maintain patient information throughout the entire process of patient care on an enterprise-wide basis. Our applications also assist with patient support registration, patient accounting, and other functions related to record controls and data access management. The TruBridge EHR single database structure permits authorized hospital personnel to simultaneously access appropriate portions of a patient’s record from any point on the system.

•Financial Accounting. Our financial accounting software provides a variety of business office applications designed to efficiently track and coordinate information needed for managerial decision-making, including accounts payable, budgeting, executive information system and other functions related to financial decision making.

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
Centriq
Centriq is a web-based acute-care EHR platform. We discontinued support and services of the Centriq platform as of December 31, 2024 except for a few customers who have not migrated to another EHR platform. A majority of clients that used Centriq have already migrated to the TruBridge EHR platform.
Acute Care Support and Maintenance Services
After EHR installation, we provide software application support, hardware maintenance, continuing education and related services pursuant to a support agreement using our collaborative support model. The following services are provided to TruBridge EHR customers:

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

• Software Releases. We are committed to providing our customers with software and technology solutions that will continue to meet their information system needs. To accomplish this purpose, we continually work to enhance and improve our application programs and we provide software updates to customers at no additional cost. The benefit of these seamlessly integrated enhancements is that each customer, regardless of its original installation date, uses the most advanced software available. Through this process, we can keep our customers up-to-date with the latest operational innovations in the healthcare industry as well as with changing governmental regulatory requirements. Another benefit of this "one system" concept is that our customer service teams can be more effective in responding to customer needs because they maintain a complete understanding of and familiarity with the one system that all customers use.

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

•Public Cloud Infrastructure – In 2021, we formed a strategic partnership with Microsoft for Azure cloud hosting and infrastructure services, with the end-goal of migrating all existing internal and client data to Azure’s public cloud and utilizing the related infrastructure solutions to enhance both internal and client-facing processes and services. The eventual migration to Azure, will benefit customers by removing the burden of maintaining their own on-premise infrastructure while the underlying applications will operate with higher availability and stability, reducing unexpected downtime. This modernized infrastructure will open the door to future innovations and data access as well.

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
For the results of operations by segment, refer to Note 18 to the consolidated financial statements included herein.
Software Development
The healthcare information technology industry is characterized by rapid technological change requiring us to continually make investments to update, enhance and improve our products and services. Software development costs are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40, Internal-Use Software. Under ASC 350-40, software development costs related to preliminary project activities and post-implementation and maintenance activities are expensed as incurred. We capitalize direct costs related to application development activities that are probable to result in additional functionality, and these costs are amortized on a straight-line basis over five years. We test for impairment in the event of changes in circumstances that could impact recoverability.
Total product development expenses included in our consolidated results of operations were approximately $34.5 million, $37.2 million and $31.9 million during the years ended December 31, 2024, 2023 and 2022, respectively. We capitalized software development costs of approximately $17.1 million, $23.1 million and $19.1 million during the years ended December 31, 2024, 2023 and 2022, respectively.
See Note 5 to the consolidated financial statements included herein for additional information on software development costs.

Product Strategy
TruBridge has been actively refining its product and technology strategy by leveraging investments in market research, customer needs analysis, competitive insights, and roadmap evolution. This approach aims to upgrade and expand offerings to better align with customer needs within the community and specialty hospital markets.
Over the past year, TruBridge conducted two significant customer and product research projects. This research supports the growth and sustainability of our customer base by surrounding and complimenting the EHR and providing value added solutions based off of group purchasing pricing. Additionally, TruBridge has launched new offerings through partnerships in enterprise software solutions.
Our enterprise data and analytics offerings provide clients with advanced analytics and reporting capabilities to better manage hospital and clinic operations. Over the next several quarters, there will be continued efforts to optimize user workflows for clinical and financial solutions to improve the experience and help clients improve payer reimbursement through improved digital intake, inclusive of insurance discovery and coordination of benefits, and prior authorization, which are significant challenges within this market.
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
Clients, Sales and Marketing
Target Markets
The target market for our Financial Health product and services extends beyond hospitals of less than 100 beds, where we have historically focused our Patient Care efforts. We are acutely focused on our vision of selling our Financial Health solution to both our existing customer base, as well as to the 4,600 hospitals of 400 beds or under in the United States.
Our strategy to grow our Financial Health business is centered around leveraging our established sales relationships within our substantial Patient Care customer base in order to cross sell Financial Health solutions and services. In addition, we target hospitals of 400 beds and under that use competitor EHRs and manage their Financial Health operations in-house. The hospitals are under increasing financial pressure caused by fluctuating patient volumes and increasing self-pay accounts. As we integrate solutions and capabilities from our acquisition of Viewgol, our goal in the ambulatory market is to grow market share in those specific specialties where we have demonstrated success, while building support of ambulatory needs for current clients.
A core initiative to our growth plan is to maintain a strong retention rate across our Patient Care base and pursue conservative growth of new Patient Care clients, as they are critical to driving cross-sales of our Financial Health solutions and services. We target hospitals under 100 beds in the United States that we believe are currently using a vendor that we have determined is vulnerable based on a variety of factors.
The target market for our Patient Care systems consists of community hospitals with fewer than 200 acute care beds, with a primary focus on hospitals with fewer than 100 acute care beds. In the United States, there are approximately 3,800 community hospitals with fewer than 200 acute care beds, with approximately 2,900 having fewer than 100 acute care beds. In addition, we market our products to small specialty hospitals in the United States that focus on discrete medical areas such as behavioral health, surgery, rehabilitation and long-term acute care. Approximately 98% of our existing acute care clients are hospitals with fewer than 100 acute care beds.

Our patient engagement efforts continue to focus on growing the number of registered patient users with existing clients in the international market while also continuing to grow through our Patient Care client base in the domestic market.
The following table presents our revenues generated from clients located within the U.S. ("Domestic") and all foreign countries, in total ("International").

	Year ended December 31,
(In thousands)	2024	2023	2022
Sales revenues:
Domestic	$336,822	$329,568	$320,443
International(1)	5,824	6,387	6,205
	$342,646	$335,955	$326,648

(1) International sales revenues are related to the Caribbean nation of St. Maarten, the islands of Turks and Caicos, the British Overseas Territory of Anguilla, Canada, England, Australia, the United Arab Emirates and the Netherlands.

Sales Staff
We have dedicated sales organizations in both business units: Financial Health and Patient Care. Many of our sales personnel are hired from within the Company and have previous experience in client support roles. We believe this experience positions them to more effectively sell our products and services within our target markets. We have also added some talent from outside the Company, creating a depth of experience we believe will enhance the effectiveness of the teams. Our sales organizations are generally divided into four areas: sales management, new client sales, existing client sales and sales support staff. New client sales staff are typically organized based on geographic territories. Our sales representatives who sell to existing clients have assigned clients within their territory, which is also geographically based. Some sales representatives in our services areas are assigned specifically to cross-sell services into our Patient Care client base. A significant portion of the compensation for all sales personnel is commission based except for administrative support staff.
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
With regard to our Financial Health solutions, we will continue to leverage our proven track record of success in accounts receivable management and private pay collections for community healthcare providers. With the increasing complexity of reimbursement requirements and a global shift in healthcare towards an increase in patient financial responsibility, the ability of our services business to bring expertise and best practice operational efficiencies to bear is a significant competitive advantage. In consulting services, the added complexity brought about by the transition to the ICD-10 code set, a standard transaction code set for diagnostic purposes under HIPAA, has created a significant demand for our coding services. Our strategy is to cross sell our Financial Health solutions into our loyal Patient Care customer base as we prioritize strengthening our client relationships. At the same time, we target the 400 bed and less hospital market outside of our Patient Care client network, which hospitals have a need to improve revenue cycles and address staffing issues.
Our Patient Care software and services address providers across the care continuum, with a primary focus on the community healthcare market. Our ability to connect patients to care providers within their community and across communities through our own products and interoperability development, including our membership in the CommonWell Health Alliance, sets us apart from other competitors in our market. Our goal is to position ourselves as partners to community healthcare providers as they move to a more proactive care model based on the use of data analytics and patient engagement tools.
Our strategy to grow our patient engagement business is centered around leveraging our established customer relationships within our substantial partner ecosystem for continued sales around licensing and professional services. In addition, we target hospitals that use competitor EHRs, including upmarket larger hospitals and health systems that support multiple EHRs and data sources around affiliated providers and practices. A core initiative to our growth plan is to maintain a strong retention rate of this client base and pursue rapid growth of new clients.

Backlog
Backlog consists of revenues we reasonably expect to recognize over the next twelve months under existing contracts. The revenues to be recognized may relate to a combination of one-time fees for system sales and recurring fees for support and maintenance and RCM services. As of December 31, 2024, we had a twelve-month backlog of approximately $8 million in connection with non-recurring system sales and approximately $328 million in connection with recurring fees under support and maintenance and RCM services. As of December 31, 2023, we had a twelve-month backlog of approximately $9 million in connection with non-recurring system sales and approximately $328 million in connection with recurring fees under support and maintenance and RCM services.
Competition
The market for our products and services is competitive, and we expect additional competition from established and emerging companies in the future. Our market is characterized by rapidly changing technology, global shifts in the healthcare system, evolving user needs and impactful regulatory and reimbursement changes. We believe the principal competitive factors that hospitals, and clinics consider when choosing between us and our competitors are:
•perceived level of product and system security;
•product features, functionality and performance;
•range of services offered;
•level of client service and satisfaction;
•ease of integration and speed of implementation;
•product price;
•cost of services offered;
•results of services engagements;
•knowledge of the healthcare industry;
•training provided;
•sales and marketing efforts; and
•company reputation.
We believe that we compete favorably with our competitors on these factors. Our principal competitors for Financial Health solutions include RelayHealth Corp, SSI Group, LLC, Quadax Inc., Change Healthcare Holdings, Inc., Availity, LLC, Waystar Technologies, Inc., Experian, and Navicure, Inc. Our principal competitors in the business management, consulting and managed IT services market are Resolution Health, Inc., The Outsource Group Inc., Patient Focus, Inc., Xtend Healthcare Inc., Ensemble Health Partners, and nThrive, Inc. These companies all focus on providing services to the healthcare market, and the services they offer are comparable in scope to the competing services we offer. Secondary competitors in the Financial Health space include ARx LLC, Citadel Outsource Group LLC, Patient Matters, LLC, KIWI-TEK, LLC, and Aviacode Inc. The primary competitors for our encoder solutions include Solventum, Nuance and Optum.
Our principal competitors in the Patient Care market are Oracle Cerner Corporation, Medical Information Technology, Inc. ("Meditech"), and MEDHOST, Inc. These companies compete with us directly in our target market of small and midsize hospitals. They offer comparable products and systems that address the needs of hospitals in the markets we serve. Our secondary competitors in the Patient Care market include N. Harris Computer Corporation and Epic Systems Corporation. These companies are significantly larger than we are, and they typically sell their products and services to larger hospitals outside of our target market. However, they will sometimes compete with us directly or, more commonly, when a larger health system who uses a system from one of these companies will offer it to a smaller hospital as part of a merger or alliance. In the patient engagement market, our competitors include Relay Health, Get Well Network/Healthloop, Apollo Care Connect, Bridge Patient Portal, eClinicalWorks Patient Portal, Influence Health, and InteliChart

We also face competition from providers of practice management systems, general decision support and database systems and other segment-specific applications. Any of these companies as well as other technology or healthcare companies could decide at any time to specifically target hospitals within our target market.
Health Information Security and Privacy Practices
The Health Insurance Portability and Accountability Act (“HIPAA”) is a federal law governing the use, disclosure, transmission and storage of certain individually identifiable health information, referred to as "protected health information," and was enacted for the purpose of, among other things, protecting the privacy and security of protected health information. As directed by HIPAA, the Department of Health and Human Services (the "DHHS") has promulgated standards and rules for certain electronic health transactions, code sets, data security, unique identification numbers and privacy of protected health information. HIPAA and the standards promulgated by DHHS apply to certain health plans, healthcare clearinghouses and healthcare providers (referred to as "covered entities"), which include virtually all of our clients. The Health Information Technology for Economic and Clinical Health Act ("HITECH") and its implementing regulations published in January 2013 significantly expand HIPAA by extending privacy and security standards to "business associates" of healthcare providers that are covered entities. Under HITECH, business associates are required to establish administrative, physical and technical safeguards and are subject to direct penalties for violations. Certain of our services frequently require us to act as a healthcare clearinghouse and/or a business associate to the healthcare providers that we serve. As a result, we are covered by the patient privacy and security standards of HIPAA and HITECH and subject to oversight by DHHS. We believe that we have taken all necessary steps to comply with HIPAA and HITECH, as they apply to us as a business associate, but it is important to note that DHHS could, at any time in the future, adopt new rules or modify existing rules in a manner that could require us to change our systems or operations.
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
In addition to HIPAA and HITECH, many states have enacted patient confidentiality laws that protect against the unauthorized disclosure of confidential medical information, with many others adopting or considering further legislation in this area, including privacy safeguards, security standards, and data security breach notification requirements. Such state laws, if more stringent than HIPAA and HITECH requirements, are not preempted by the federal requirements, and we must comply with them even though they may be subject to different interpretations by various courts and other governmental authorities. For example, the California Confidentiality of Medical Information Act has several standards that go beyond those set forth under HIPAA and HITECH and their regulations.
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

Human Capital
As of December 31, 2024, we had over 3,200 dedicated employees. While most of our workforce operates remotely, we also have a strong presence in our Alabama offices. We pride ourselves on maintaining excellent employee relations, with no collective bargaining agreements or labor union representations, and a history of smooth operations without work stoppages.
Our mission is to attract, develop, and retain top talent in order to deliver unparalleled service experiences. By enhancing the employee experience, we not only support our customers better but also safeguard the long-term interests of our stockholders. We are committed to fostering an engaged, purpose-driven culture where every employee has the opportunity to achieve professional success.
TeamIDEA
We are passionate about creating a welcoming and inclusive environment where everyone feels empowered to express their ideas and drive innovation. We actively promote a culture of respect and collaboration across our family of companies. Our values—collaborative, dependable, proactive, empathetic, and agile—guide us in achieving sustainable and meaningful growth.
Our TeamIDEA, established in 2020, continues to strengthen company-wide engagement on TeamIDEA initiatives. This employee-led council, with executive sponsorship, provides learning opportunities and helps identify areas for improvement. TeamIDEA's mission is to champion global understanding, enabling employee engagement and strong business performance.
Total Rewards
We offer competitive wages and comprehensive benefit, as well as wellness programs designed to meet the diverse needs of our employees. Our compensation program includes a mix of fixed and variable pay, such as base salary, bonuses, commissions, and merit increases. We also provide stock-based compensation to attract, retain, and motivate key leaders.
Our benefit and wellness programs focus on physical, emotional, financial, and social well-being. We offer a wide array of benefits, including comprehensive health and welfare insurances, a 401(k) plan with employer match, generous time-off policies, and more. Our Pay it Forward (Earned Time Off donation) program, launched in April 2023, has been a tremendous success, with 238 employees donating over 10,200 hours to support colleagues during personal or family medical crises.
Growth and Development
We are committed to the growth of our people by providing opportunities to cultivate talent, measure performance, and identify candidates for new roles. In 2023, we launched Accelerate 2.0, a customized Leadership Development program for 105 People Leaders. We also upgraded our content library, offering over 30,000 new modules from 150+ publishers, and improved our learning data accuracy through automation and governance revisions. On average, each employee completed 13 hours of training in 2024, covering topics such as leadership development, technical skills, and compliance.
Our performance architecture ties individual financial rewards to contributions towards our company's success. This includes setting goals, evaluating progress, and gaining feedback from leaders, promoting sustained evolution and retention of our talent base.
Employee Recruitment
Our talent philosophy focuses on developing talent from within while supplementing with external hires. This approach has deepened our understanding of our business and clients while welcoming new ideas. Our predominantly remote work environment supports diverse hiring and enhances team collaboration. The acquisition of Viewgol in 2023 will further diversify our talent sources and scale our people practices.
Communication and Engagement
To support our geographically diverse workforce, we use multiple communication modalities, including email, an employee hotline, and weekly all-employee communications. Monthly business updates encourage cross-functional collaboration and ensure consistent messaging across the company, improving employee engagement.
We routinely engage independent third parties to conduct cultural and employee engagement surveys. In 2024 the Listening Survey participation rate was 61% of the employee population. Workplace Culture scored favorably with 75% of the respondents indicating they intend to stay at TruBridge and 69% of the respondents indicated they have a feeling of accomplishment with their work. Areas for opportunity included Career Development with 49% favorable score for Good Career Opportunities and 52% favorable scores for Growth and Development.

Global Workforce Integration
As part of our acquisition of Viewgol in October 2023, we expanded our global workforce to over 1,500 employees in India as of December 31, 2024. These employees primarily work remotely, with the majority based in the Mumbai area, supporting our Financial Health services clients.
We are making significant progress in the integration process, focusing on aligning the India workforce with our broader organizational structure. This involves standardizing reporting and business operations, and fostering cultural integration across regions. Our intent is to ensure that compensation and benefits packages are globally aligned while recognizing and adapting to the differences between the U.S. and Indian labor markets. To support employee retention and growth, we will offer professional development opportunities through the integration of our TruPortal platform and ongoing leadership programs designed to develop future leaders within the acquired team. We are also working to transition all employees to our current human resources information system in order to streamline and unify our global processes for greater organizational cohesion. Concurrently, we plan to partner with a global payroll vendor to ensure compliance, efficiency, and scalability for our expanding global workforce.
We are also continuing to drive initiatives that play a central role in supporting cultural integration. This year, we plan to provide enterprise-wide education that focuses on cultural competency, our continued globalization strategy, and promoting inclusivity across our workforce. Our intent is to build a unified corporate culture that supports TruBridge’s broader workforce globalization objectives.
Material Government Regulations
Our business operations are subject to various federal, state and international laws, and our products and services are governed by a number of rules and regulations. For example, we are affected by the following regulations:
•As discussed above, HIPAA, HITECH and state-specific security and privacy standards affect our claims transmission services, since those services must be structured and provided in a way that supports our clients’ compliance obligations.
•The United States Food and Drug Administration (the “FDA”) has determined that certain of our solutions, such as our ImageLink® and Blood Administration products, are medical devices that are actively regulated under the Federal Food, Drug and Cosmetic Act, as amended.
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
•The federal False Claims Act (“FCA”) imposes civil liability for false bills or requests for payment in the healthcare delivery system for any company that: (i) knowingly presents or causes to be presented to the federal government a false or fraudulent claim for payment or approval; (ii) knowingly makes, uses or causes to be made or used a false record or statement material to a false or fraudulent claim; (iii) knowingly makes, uses or causes to be made or used a false record or statement material to an obligation to pay the government, or knowingly conceals or knowingly and improperly avoids or decreases an obligation to pay or transmit money or property to the federal government; or (iv) conspires to commit the above acts. The federal government has used the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state healthcare programs, including a variety of billing and coding errors and fraud. The penalties for a violation of the FCA range from $5,500 to $11,000 (adjusted for inflation) for each false claim, plus up to three times the amount of damages caused by each false claim, which can be as much as the amounts received directly or indirectly from the government for each such false claim. Per claim FCA penalties can range from $13,508 to $27,894 for penalties assessed after January 15, 2024. Additionally, the

Fraud Enforcement and Recovery Act (“FERA”) provides that FCA liability attaches when a company knowingly retains historic improper payments (overpayments/overprovisions) even if the individual or entity did not make claim for such payments. An overpayment impermissibly retained could subject TruBridge to liability under the FCA, exclusion from government healthcare programs and penalties under the federal Civil Monetary Penalty Law. In addition to actions being brought under the FCA by government officials, the FCA also allows a private individual with direct knowledge of fraud to bring a whistleblower, or qui tam, lawsuit on behalf of the government for violations of the FCA. In addition to the FCA, various states have adopted their own analogs of the FCA.
Although there is no assurance that existing or future government laws, rules and other regulations applicable to our operations, products or services will not have a material adverse effect on our capital expenditures, results of operations and competitive position, we do not currently anticipate materially increased expenditures in response to government regulations or future material impacts to our results or competitiveness. These regulations and related risks are described in more detail below under “Risk Factors” beginning on page 21 of this Annual Report.
Executive Officers
Set forth below is a list of the current executive officers of TruBridge and a brief explanation of each individual’s principal employment during the last five years.
Christopher L. Fowler – President and Chief Executive Officer. Christopher L. Fowler, age 49, was appointed as our President and Chief Executive Officer, and a member of the Board of Directors on July 1, 2022. Mr. Fowler began his career with TruBridge in May 2000 as a Software Support Representative and later as a manager of Financial Software Services. From August 2004 until March 2008, Mr. Fowler served as Assistant Director and Director of Business Management Services. Mr. Fowler served as TruBridge’s Vice President – Business Management Services from March 2008 until the formation of TruBridge in January 2018, after which time he served as its President. He then served as Chief Operating Officer of the Company from November 2015 through June 2022.
Vinay Bassi – Chief Financial Officer and Treasurer. Vinay Bassi, age 54, was appointed as our Chief Financial Officer, Secretary and Treasurer in January 1, 2024. Prior to joining TruBridge, Mr. Bassi served as Chief Financial Officer for the Audience Measurement division at Nielsen Holdings plc and held various finance and corporate development positions in that company since 2016. Prior to joining Nielsen in 2016, Mr. Bassi worked in corporate development at Avaya Inc. from 2004 to 2016. He began his career as an Auditor at PricewaterhouseCoopers LLP and spent time at Standard and Poor's and Citigroup.
Dawn M. Severance - Chief Sales Officer. Dawn M. Severance, age 55, was appointed as our Chief Sales Officer in November 2022 after serving as Senior Vice President of Sales for TruBridge since January 2021. Ms. Severance joined TruBridge as part of the Healthland acquisition in 2016 where she served as Vice President of Sales. Ms. Severance served as Regional Vice President of Sales for TruBridge from 2016 to May 2019 and as Vice President of Sales for TruBridge from May 2019 to January 2021.
Kevin Plessner - General Counsel, Secretary and Corporate Compliance Officer. Kevin Plessner, age 43, was appointed as our General Counsel in January 2022. Mr. Plessner joined TruBridge as part of the Get Real Health acquisition in 2019. He served as General Counsel at Get Real Health from 2013 until the 2019 acquisition, at which point he became Corporate Counsel at TruBridge.
David B. Harse – General Manager, Patient Care. David B Harse, age 48, was appointed as General Manager of our Patient Care business unit in November 2022. Prior to joining TruBridge, Mr. Harse served as SVP and General Manager of Patient Engagement at HealthMark from 2021 to 2022. Prior to joining HealthMark, Mr. Harse worked at Cerner Corporation, now Oracle Health, in various positions from 1999 to 2021.
Merideth Wilson – General Manager, Financial Health. Merideth Wilson, age 52, was appointed General Manager of our Financial Health business unit in January 2025. Prior to joining TruBridge, Ms. Wilson held various senior executive leadership roles with Experian, serving as Executive Vice President and General Manager of Experian Employer Services, 2023-2024; Chief Operating Officer (COO) of Experian Health, 2020-2023; General Manager of Revenue Cycle Solutions of Experian Health, 2014-2020; and Vice President of Payer Contract Management Solutions and Services of Experian Health, 2012-2014. In addition, she has held various product management and strategic marketing leadership positions at Medical Present Value, Inc. (MPV); MedQuist Inc. (now Solventum); VHA/Novation; and Bank of America.

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
Our primary objectives are to increase the market share of our Financial Health services, aggressively pursue competitive and vulnerable Patient Care replacement opportunities, and differentiate our products and services on a client experience basis that enables us to sell a broader set of services into a loyal base of clients that are our advocates. Although we have formulated strategic responses for capitalizing on each of the identified opportunities, there is no guarantee that such responses will ultimately prove successful. Additionally, to the extent that these opportunities fail to develop or develop more slowly than expected, our business, financial condition and operating results could be materially and adversely impacted.
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
Cost-containment measures instituted by healthcare providers as a result of regulatory reform or otherwise could result in a reduced allocation of capital funds. Such a reduction could have an adverse effect on our ability to sell our systems and related services. The new presidential administration is expected to seek additional cost containment measures in the Medicare and Medicaid programs. In addition, some members of Congress have proposed measures intended to accelerate the shift from traditional Medicare to Medicare Advantage, or repealing the Affordable Care Act or eliminating some of its consumer protections. Changes in governmental administration, including changes in agency structures and staffing, such as reduction or elimination of personnel and agencies, may also result in changes to established rulemaking conventions and timelines, including for regularly issued reimbursement rules, among other effects. We cannot predict what effect, if any, such additional changes or reforms might have on our business, financial condition and results of operations.
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
Claims Processing and Transmission. Our system electronically transmits medical claims by physicians to patients’ payors for immediate approval and reimbursement. In addition, we offer business management services that include the manual and electronic processing and submission of medical claims by healthcare providers to patients’ payors for approval and reimbursement. Federal and state laws provide that it is a violation for any person to submit, or cause to be submitted, a claim to any payor, including, without limitation, Medicare, Medicaid and all private health plans and managed care plans, seeking payment for any service or product that overbills or bills for items that have not been provided to the patient. The federal civil False Claims Act, which may be enforced through civil whistleblower or qui tam actions and imposes significant civil penalties, treble damages and potential exclusion from government health care programs against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or for making a false record or statement material to an obligation to pay the federal government or for knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. There is also the federal Criminal False Claims Act, which is similar to the federal Civil False Claims Act and imposes criminal liability on those that make or present a false, fictitious or fraudulent claim to the federal government.
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

The ONC rule also implements the information blocking provisions of the 21st Century Cures Act, including identifying reasonable and necessary activities that do not constitute information blocking. Under the 21st Century Cures Act, the HHS has the regulatory authority to investigate and assess civil monetary penalties of up to $1,000,000 against health IT developers and/or providers found to be guilty of "information blocking." This oversight and authority to investigate claims of information blocking creates significant risks for us and our clients and could potentially create substantial new compliance costs. The
HHS may impose penalties for information blocking that has occurred after September 1, 2023, and the ONC and the HHS released a final rule on June 24, 2024 listing certain disincentives for actors that conduct information blocking.
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
Finally, with the change in presidential administrations in 2025, there is substantial uncertainty as to how, if at all, the new administration will seek to modify or revise the requirements and policies of HHS, CMS, the FDA and other regulatory agencies with jurisdiction over our products and services.

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
Our competitors are identified in the “Business-Competition” section of this Annual Report. A number of these companies compete with us directly in our target market of small and midsize hospitals. They offer products and systems that are comparable to our solutions and address the needs of hospitals in the markets we serve. Some competitors are significantly larger than we are, and they typically sell their products and services to larger hospitals outside of our target market. However, they will sometimes compete with us directly or, more commonly, a larger health system who uses a system provided by one of these competitors will offer it to a smaller hospital as part of a merger or alliance.
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
We recently completed the acquisition of Viewgol, and we may engage in future acquisitions. Such strategic acquisitions may be expensive, time consuming, and subject to other inherent risks which may jeopardize our ability to realize anticipated benefits.
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
A failure to successfully integrate acquired businesses or technology in a timely manner could, for any of these reasons, have an adverse effect on our financial condition and results of operations. As a result, we may not be able to realize the expected benefits that we seek to achieve from the acquisitions, which could also affect our ability to service our debt obligations. In addition, we may be required to spend additional time or money on integration that otherwise would be spent on the development and expansion of our business. In addition, we have in the past, and may in the future, enter into negotiations for acquisitions that are not ultimately consummated. Those negotiations could results in diversion of management time and significant out-of-pocket costs.
As we grow our global workforce, if we are unable to attract and retain qualified personnel, our business and operating results will suffer.
Our future performance depends in significant part upon the continued service of our key development, client services and senior management personnel and successful recruitment of new talents. These personnel have specialized knowledge and skills with respect to our business and our industry. The industry in which we operate is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. There can be no assurance that our current employees will continue to work for us. Additionally, most of our hospital clients have small information technology staff, and they depend on us to service and support their systems. Future difficulty in attracting, training and retaining capable client service and support personnel could cause a decrease in the overall quality of our client service and support. That decrease would have a negative effect on client satisfaction which could cause us to lose existing clients and could have an adverse effect on our new client sales. The loss of clients due to inadequate client service and support would negatively impact our ability to continue to grow our business.
Creating and maintaining a global organization and managing a geographically dispersed workforce requires substantial management effort and significant additional investment in our infrastructure. As globalization continues, competition for talent in those countries has increased, which may impact our ability to retain these employees and increase our compensation-related expenses. Significant growth in the technology sector in India has increased competition to attract and retain skilled employees and has led to a commensurate increase in compensation expense arising from our India operations. Our efforts to attract, develop, integrate and retain highly skilled employees may be compounded by intensified restrictions on travel, immigration or the availability of work visas. If we are unable to continue to leverage the skills and experience of our international workforce, particularly in India, we may be unable to provide our solutions at an attractive price and our business could be materially and negatively impacted.
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
The markets for our Financial Health service offering may develop more slowly than we expect.
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
Our subsidiary, Get Real Health, sells patient engagement technology to hospital systems and government agencies in Canada, Australia, England, the United Arab Emirates and the Netherlands, directly and through resellers, and we have had limited sales of Patient Care software to government agencies in Canada and the Caribbean. Our subsidiary, Viewgol, provides Financial Health analytics and complementary outsourcing services in India. Our business in these countries is subject to numerous risks inherent in international business operations. Among others, these risks include:
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
Wages in India are increasing at a faster rate than those in many countries, including the United States. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result, we may be unable to cost-effectively retain our current employee base in India or hire additional new talent. In addition, India has experienced significant inflation, low growth in gross domestic product and shortages of foreign exchange. India also has experienced civil unrest and terrorism and, in the past, has been involved in conflicts with neighboring countries.
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
We face the risks associated with litigation concerning the operation of our business. For example, companies in our industry, including many of our competitors, have been subject to litigation based on allegations of the federal False Claims Act (“FCA”) and their state analogs, in addition to patent infringement or other violations of intellectual property rights. As described in more detail above, the FCA imposes civil liability for the knowing receipt or retention of payment from federal health care payers where the receipt of such payment is knowingly false or fraudulent. The FCA incentivizes private individuals, including our employees, to report such false claims to the government by offerings “whistleblowers” monetary compensation should the government recoup payments for false claims. Additionally, patent holding companies often engage in litigation to seek to monetize patents that they have obtained. As the number of competitors, patents and patent holding companies in our industry increases, the functionality of our products and services expands, and we enter into new geographies and markets, the number of intellectual property rights-related actions against us is likely to continue to increase. The uncertainty associated with substantial unresolved litigation may have an adverse effect on our business. In particular, such litigation could impair our relationships with existing clients and our ability to obtain new clients. Defending such litigation may result in a diversion of management's time and attention away from business operations, which could have an adverse effect on our business, results of operations and financial condition. Such litigation may also have the effect of discouraging potential acquirers from bidding for us or reducing the consideration such acquirers would otherwise be willing to pay in connection with an acquisition.
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
Our reliance on an international workforce exposes us to business disruptions caused by the political and economic environment in those regions. Terrorist attacks and acts of violence or war may directly affect our workforce or contribute to general instability. Our global business services operations require us to comply with local laws and regulatory requirements, which are complex and of which we may not always be aware, and expose us to foreign currency exchange rate risk. Our global business services operations may also subject us to trade restrictions, reduced or inadequate protection for intellectual property rights, security breaches, and public health events, and other factors which may adversely affect our business. Negative developments in any of these areas could increase our operating costs or otherwise harm our business. In addition, local laws and customs in countries in which we contract with third-party partners may differ from those in the U.S. For example, it may be a local custom for businesses to engage in practices that are prohibited by our internal policies and procedures or U.S. laws and regulations applicable to us, such as the Foreign Corrupt Practices Act ("FCPA"). The FCPA generally prohibits U.S. companies from giving or offering money, gifts, or anything of value to a foreign official to obtain or retain business and requires businesses to make and keep accurate books and records and a system of internal accounting controls. We cannot guarantee that our employees, contractors, and agents will comply with all of our FCPA compliance policies and procedures. If we or our employees, contractors, or agents fail to comply with the requirements of the FCPA or similar legislation, government authorities in the U.S. and elsewhere could seek to impose civil or criminal fines and penalties which could have a material adverse effect on our business, operating results, and financial condition.
Offshore outsourcing is a politically sensitive topic in the U.S. For example, various domestic organizations and public figures have expressed concern about a perceived association between offshore outsourcing providers and the loss of jobs in the U.S. Current or prospective customers may elect to perform such outsourced services themselves or may be discouraged from transferring these services from onshore to offshore providers to avoid negative perceptions that may be associated with using an offshore provider. Any slowdown or reversal of existing industry trends towards offshore outsourcing, and the resulting need to relocate aspects of our services from our global business services operations to the U.S., where operating costs are higher, would increase the cost of delivering our services.
We utilize artificial intelligence, which could expose us to liability or adversely affect our business, especially if we are unable to compete effectively with others in adopting artificial intelligence.
We utilize artificial intelligence, including generative artificial intelligence, machine learning, and similar tools and technologies that collect, aggregate, analyze, or generate data or other materials or content (collectively, “AI”) in connection with our business. There are significant risks involved in using AI and no assurance can be provided that our use of AI will enhance our products or services, produce the intended results, or keep pace with our competitors. For example, AI algorithms may be flawed, insufficient, of poor quality, rely upon incorrect or inaccurate data, reflect unwanted forms of bias, or contain other errors or inadequacies, any of which may not be easily detectable; AI has been known to produce false or “hallucinatory” inferences or outputs; our use of AI can present ethical issues and may subject us to new or heightened legal, regulatory, ethical, or other challenges; and inappropriate or controversial data practices by developers and end-users, or other factors adversely affecting public opinion of AI, could impair the acceptance of AI solutions, including those incorporated in our products and services. Despite training and risk management efforts, there is a possibility that employees might misuse AI, either intentionally or unintentionally. Additionally, given the nature of our citizen-facing services, we are vulnerable to potential adversarial attacks. If the AI tools that we use are deficient, inaccurate, or controversial, we could incur operational inefficiencies, competitive harm, legal liability, brand or reputational harm, or other adverse impacts on our business and financial results. If we do not have sufficient rights to use the data or other material or content on which the AI tools we use rely, we also may incur liability through the violation of applicable laws and regulations, third-party intellectual property, data privacy, or other rights, or contracts to which we are a party.
In addition, AI regulation is rapidly evolving worldwide as legislators and regulators increasingly focus on these powerful emerging technologies. The technologies underlying AI and its uses are subject to a variety of laws and regulations, including intellectual property, data privacy and security, consumer protection, competition, and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their platform moderation, data privacy, and security laws and regulations to AI or are considering general legal frameworks for AI. In 2023 the U.S. government issued an executive order on safe, secure and trustworthy AI. The EU’s Artificial Intelligence Act, which establishes EU-wide rules on data quality, transparency, human oversight and accountability with respect to the use of AI, was enacted in August 2024. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our operations or offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. Furthermore, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational, or technological risks that may arise relating to the use of AI.
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
In the course of our business operations, we compile and transmit confidential information, including patient health information. We have included security features in our systems that are intended to protect the privacy and integrity of this information. Despite the existence of these security features, our system may experience break-ins and similar disruptive problems that could jeopardize the security of information stored in and transmitted through the information technology networks of our clients. In addition, the other systems with which we may interface, such as the Internet and related systems, may be vulnerable to security breaches, viruses, programming errors or similar disruptive problems. Based on the size of our company, the industry in which we operate, and the overall percentage of impacted companies in the same or similar industry, it is probable there will be attempts to breach our security. Healthcare information has become a prime target for attackers based on the value of the information and, therefore, has the potential to increase the risk of us experiencing a cyber attack. Additionally, we use third-party service providers to provide some services that involve the storage or transmission of data, such as SaaS, cloud computing, and internet infrastructure and bandwidth, and these providers face various cybersecurity threats and may suffer cybersecurity incidents or other security breaches.
Cyber-attacks are increasing in number and sophistication, are well-financed, in some cases supported by state actors, and are designed to not only attack, but also to evade detection. Since the techniques used to obtain unauthorized access to systems, or to otherwise sabotage them, change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. The emergence and maturation of AI capabilities may also lead to new and/or more sophisticated methods of attack, including fraud that relies upon “deep fake” impersonation technology or other forms of generative automation that may scale up the efficiency or effectiveness of cyber threat activity.
Our systems have experienced various immaterial breaches in the past, including ransomware, denial-of-service, malware, and phishing. Also, our business partners have experienced security breaches, which is disruptive for our customers. While these events have not had an adverse impact on our business or financial condition, security breaches such as these could have a material adverse effect on our financial condition, as, (a) clients could sue us for breaches of security involving our system due to the sensitivity of the medical information we compile and transmit; (b) actual or perceived security breaches in our system could harm the market perception of our products which could cause us to lose existing and prospective clients; and (c) the effect of security breaches and related issues could disrupt our ability to perform certain key business functions and could potentially reduce demand for our products and services. Accordingly, we have expended significant resources toward establishing and enhancing the security of our related infrastructures and we have enhanced our cybersecurity risk management program and disclosure controls and procedures, as discussed under "Cybersecurity." However, no assurance can be given that these efforts will be sufficient to protect against a breach or other cybersecurity incident. Also, maintaining and enhancing our infrastructure security may require us to expend significant capital in the future.

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
As of December 31, 2024, we had approximately $172.8 million in principal amount of indebtedness, which includes $56.4 million under our term loan facility and $116.4 million borrowed under our revolving credit facility. We also had $43.6 million of unused commitments under our revolving credit facility as of December 31, 2024.
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
We are required under U.S. generally accepted accounting principles ("U.S. GAAP") to test our goodwill for impairment annually or more frequently if indicators for potential impairment exist. Indicators that are considered include significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry, or economic trends, or a significant decline in the Company's stock price and/or market capitalization for a sustained period of time. In addition, we periodically review our intangible assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include slower growth rates, the loss of significant clients, or divestiture of a business or asset for less than its carrying value. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined. We recorded a goodwill impairment charge of $35.9 million in the fourth quarter of 2023, $21.9 million of which was associated with our post-acute Patient Care reporting unit and $14.0 million of which was associated with our acute Patient Care reporting unit. These impairment charges had a significant negative effect on our consolidated net income for the year ended December 31, 2023. We subsequently sold our post-acute Patient Care business in January 2024. The Company finalized the accounting for the sale and a material gain or loss was not recorded in 2024 since the related asset impairments were recorded in 2023.
Exclusive of our post-acute Patient Care reporting unit, which was disposed of in January 2024, we have remaining goodwill of $172.6 million as of December 31, 2024. Any future impairment charges could have a material adverse impact on our results of operations. There are inherent uncertainties in management's estimates, judgments and assumptions used in assessing recoverability of goodwill and intangible assets. Any changes in key assumptions, including failure to meet business plans, a deterioration in the market, or other unanticipated events and circumstances, may affect the accuracy or validity of such estimates and could potentially result in an impairment charge.
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
In addition, from time to time, we may release earnings guidance or other forward-looking statements in our earnings releases, earnings conference calls or otherwise regarding our future performance that represent our management's estimates as of the date of release. Some or all of the assumptions of any future guidance that we furnish may not materialize or may vary significantly from actual future results. Any failure to meet guidance or analysts' expectations could have a material adverse effect on the trading price or trading volume of our common stock.
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
A portion of our facilities and employees are located within 30 miles of the coast of the Gulf of Mexico. Our facilities are vulnerable to significant damage or destruction from hurricanes and tropical storms. Such disasters may become more frequent and/or severe as the result of climate change. We are also vulnerable to damage from other types of disasters, including tornadoes, fires, floods and similar events. If any disaster were to occur, our ability to conduct business at our facilities could be seriously impaired or completely destroyed. This would have adverse consequences for our clients who depend on us for system support or business management, consulting and managed IT services. Also, the servers of clients who use our remote access services could be damaged or destroyed in any such disaster. This would have potentially devastating consequences to those clients. Although we have an emergency recovery plan, including back-up systems in remote locations, there can be no assurance that this plan will effectively prevent the interruption of our business due to a natural disaster. Furthermore, the insurance we maintain may not be adequate to cover our losses resulting from any natural disaster or other business interruption. Moreover, we could be affected by climate change and other environmental issues to the extent such issues adversely affect the general economy, adversely impact our supply chain or increase the costs of supplies needed for our operations, or otherwise result in disruptions impacting the communities in which our facilities are located.
We are exposed to market risk related to interest rate changes.
We are exposed to market risk related to changes in interest rates as a result of the floating interest rates applicable to the outstanding debt under our term loan facility and revolving credit facility. The interest rate for the outstanding debt under our term loan facility and revolving credit facility as of December 31, 2024 was 7.69%. Each of our credit facilities continues to bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted Secured Overnight Financing Rate ("SOFR") rate for the relevant interest period, subject to a floor of 0.50%, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month SOFR rate, subject to the aforementioned floor, plus one percent per annum, or (3) a combination of (1) and (2). The applicable margin for SOFR loans and the letter of credit fee ranges from 1.8% to 3.0%. The applicable margin for base rate loans ranges from 0.8% to 2.0%, in each case based on the Company's consolidated net leverage ratio. A one hundred basis point change in interest rate on our borrowings outstanding as of December 31, 2024 would result in a change in interest expense of approximately $1.7 million annually.

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
Moreover, a potential U.S. federal government shutdown resulting from budgetary decisions, a prolonged continuing resolution, breach of the federal debt ceiling, or a potential U.S. sovereign default may increase uncertainty and volatility in the global economy and financial markets. The expansion of tariffs on goods imported into the U.S., as well as responsive or related policies enacted in other countries, could negatively impact various international trading relationships, economies, inflation, and labor and currency markets. Weak economic conditions or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, changes in tariffs, trade agreements or governmental fiscal, monetary and tax policies, among others, could adversely impact our business, financial condition and operating results.
We have identified material weaknesses in our internal control over financial reporting in the past, one of which continues as of the date hereof. If we fail to develop and maintain effective internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and may adversely affect our business, financial condition and results of operations.
As reported in prior filings with the Securities and Exchange Commission (the “SEC”), we have identified material weaknesses in our internal control over financial reporting in the past. As detailed in Item 9A in this Annual Report on Form 10-K, we identified a material weakness related to the Company’s revenue business cycle which existed as of December 31, 2023 and continued as of the date hereof.
We are required under Section 404 of the Sarbanes-Oxley Act to furnish a report by management on the effectiveness of our internal control over financial reporting and to include a report by our independent auditors attesting to such effectiveness. If we are unable to remediate the existing material weakness and to develop and maintain effective internal control over financial reporting, or if the Company’s management concludes that we have any additional material weaknesses in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, also could restrict our future access to the capital markets. Any failure by us to maintain effective internal control over financial reporting could adversely affect our ability to report accurately our financial condition or results of operations.
We do not anticipate paying any dividends on our common stock.
We do not anticipate paying any cash dividends on our common stock in the foreseeable future. If we do not pay cash dividends, you would receive a return on your investment in our common stock only if the market price of our common stock is greater at the time you sell your shares than the market price at the time you bought your shares.
Actions of activist stockholders against us could be disruptive and costly. The possibility that activist stockholders may wage proxy contests or seek representation on our Board could cause uncertainty about the strategic direction of our business.
Stockholders may from time to time engage in proxy solicitations, submit stockholder proposals or Board nominations or otherwise attempt to effect changes, assert influence, or acquire some level of control over us. We have been and may continue to be subject to activism in the future. For example, we recently engaged in a process with two of our significant stockholders, which culminated in our entering into a cooperation agreement with each of these stockholders and resulting changes in our corporate governance. The stockholders agreed to customary standstill provisions during the term of the cooperation agreement, which we expect will expire in December 2025. Activist stockholders may seek to effect changes in our strategic direction, and how our company is governed, through changes to our Board or otherwise. While our Board and management team will continue to strive to maintain constructive, ongoing communications with our stockholders, and welcome their views and opinions with the goal of enhancing value for all stockholders, activist campaigns that seeks to further replace members of our Board or bring about changes in our strategic direction could have an adverse effect on us because:
•Responding to actions by activist stockholders, including related litigation and settlement of activism, can disrupt our operations, can be costly and time-consuming, and can divert the attention of our Board and senior management team from the pursuit of business objectives, which could adversely affect our results of operations and financial condition;
•Perceived uncertainties as to our future direction as a result of changes to the composition of our Board may lead to the perception of an adverse change in the direction of the business, instability, or lack of continuity, which may be exploited by our competitors, result in the loss of potential business opportunities, cause concern for our current or potential clients and vendors, and make it more difficult to attract and retain qualified personnel and business partners;
•These types of actions could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of a particular business; and
•If individuals are elected to our Board with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and to create additional value for our stockholders.

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
The Board of Directors is responsible for exercising oversight of management’s identification of, and planning for, the material risks facing the Company, and we believe our risk management policies and procedures are adequate to ensure that relevant information about cybersecurity risks and incidents is appropriately reported and disclosed. In October 2017, the Board authorized the formation of a Cybersecurity Committee, which is now known as the Governance, Risk & Compliance (“GRC”) Committee. Our cybersecurity risk management process, which are discussed in greater detail below, are led by the GRC Committee. The GRC Committee is currently comprised of the Chief Technology and Innovation Officer, Chief Financial Officer, General Managers of the business units, Corporate Security Officer, Corporate Privacy Officer, and General Counsel and Corporate Compliance Officer. The GRC Committee generally meets weekly, and has a formal meeting quarterly, to discuss the primary security and compliance-related risks currently facing the Company, including cybersecurity risks. The General Counsel and Corporate Compliance Officer then provides updates to the Board at each regular quarterly meeting. Annually, the full Board participates in cybersecurity training and discusses the internal incident management process with the GRC Committee.
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
We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “Breaches of security and viruses in our systems could result in client claims against us and harm to our reputation causing us to incur expenses and/or lose clients” included as part of our risk factor disclosures at Item 1A of this Annual Report on Form 10-K,which disclosure is incorporated by reference herein. Although we maintain cybersecurity insurance to reduce potential financial losses that may stem from cybersecurity incidents, the costs related to cybersecurity threats or disruptions may not be fully insured.

ITEM 2.	PROPERTIES
In April 2021, the Company relocated its principal executive office pursuant to a sublease for 20,093 square feet of office space in downtown Mobile, Alabama. In June 2022, the downtown location lease agreement was modified from a sublease to a lease with the property owners. In addition to the downtown and another location in Mobile, Alabama, we lease office space in Ridgeland, Mississippi and Pottsville, Pennsylvania. The terms of these leases generally range in length from six to ten years, and all of the leases contain an option to extend the lease period. During 2024, the following leases expired and were not renewed: Glenwood, Minnesota, Spokane, Washington and Rockville, Maryland. We believe our existing facilities are sufficient for our current needs.
The Company held property located on approximately 16.5 acres in Mobile, Alabama, which included approximately 135,500 square feet of office space spread throughout numerous buildings and 11.3 acres of undeveloped real property adjacent to the buildings. The majority of the buildings were sold in October 2024, and one remaining 3,500 square foot building and 11.3 acres were held for sale as of December 31, 2024.

ITEM 3.	LEGAL PROCEEDINGS
From time to time, we have been and may again become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any litigation or legal proceedings that we believe to be material and we are not aware of any pending or threatened litigation against us that we believe could have a material adverse effect on our business, operating results, financial condition or cash flows. See Note 16 to the consolidated financial statements.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for TruBridge Common Stock
As of March 12, 2025, there were approximately 81 registered holders of our common stock, as provided to us by our transfer agent. This number does not include the number of beneficial owners whose shares are held in “street” names by broker-dealers and other institutions who hold shares on behalf of their clients. As of March 12, 2025, there were 14,870,198 shares of common stock outstanding.
TruBridge’s common stock is listed on the NASDAQ Global Select Market under the symbol "TBRG." Prior to March 4, 2024, TruBridge's common stock was listed under the symbol “CPSI.”
Dividends
On September 4, 2020, our Board of Directors opted to indefinitely suspend all quarterly dividends. The indefinite suspension of quarterly dividends was concurrent with the authorization of a stock repurchase program, aligning with the Company's capital allocation strategy that prioritizes flexibility to allow for more opportunistic uses of capital. Our Board of Directors will take into account such matters as general business conditions, capital needs, our financial results, available liquidity and such other factors as our Board of Directors may deem relevant in future dividend declarations. Additionally, the terms of our Credit Agreement restrict our ability to pay dividends and make share repurchases. Refer to Note 13 of the consolidated financial statements included herein for additional detail regarding our credit facilities.
Purchases of Equity Securities
On September 4, 2020, our Board of Directors approved a stock repurchase program under which we could repurchase up to $30.0 million of our common stock through September 3, 2022. On July 27, 2022, the Board of Directors extended the expiration date of the stock repurchase program to September 4, 2024. The share repurchase program expired according to its terms on September 4, 2024. The Company repurchased 340,732 and 49,789 shares during 2022 and 2023, respectively, and no shares during 2024 pursuant to the share repurchase program. Any future stock repurchase transactions may be made through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the securities Exchange Act of 1934, as amended.

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
Background
During much of the Company's history, our strategy, operations, and financial results have been largely associated with developments in the electronic health record ("EHR") industry. With the rapid maturity of the EHR industry and the increasing prevalence of and demand for outsourced revenue cycle management ("RCM") services and complementary solutions, we've seen our strategy, operations, and financial results naturally evolve to become more heavily associated with RCM, with RCM-related revenues comprising 64% of our consolidated revenue for 2024. In recognition of this significant shift in strategic focus, Computer Programs and Systems, Inc. changed its corporate name to TruBridge, Inc. on March 4, 2024. Contemporaneous with this name change, the former wholly-owned subsidiaries Evident, LLC, TruBridge, LLC, and TruCode, LLC were merged into the parent company, while the former wholly-owned subsidiary Rycan Technologies, Inc. was merged into its parent and another wholly-owned subsidiary, Healthland Holding Inc. With these changes, the Company's remaining legal structure includes TruBridge, Inc., the parent company, with Viewgol, LLC ("Viewgol"), TruBridge Healthcare Private Limited, iNetXperts, Corp. d/b/a Get Real Health, Healthcare Resource Group, Inc. ("HRG"), Healthland Holding Inc. and Healthland, Inc. as its wholly-owned direct and indirect subsidiaries.
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
•The Patient Care segment provides comprehensive acute care EHR solutions and related services for community hospitals and their physician clinics. The Patient Care segment also offers comprehensive patient engagement and empowerment technology solutions to improve patient outcomes and engagement strategies with care providers.
Our companies currently support community hospitals and other healthcare systems with a geographically diverse patient mix within the domestic community healthcare market. Our target market for our Financial Health and Patient Care solutions includes community hospitals with fewer than 400 acute care beds and their clinics, as well as independent or small to medium sized chains of skilled nursing facilities. 97% of our Patient Care hospital customer base is comprised of hospitals with fewer than 100 beds.
See Note 18 to the consolidated financial statements included herein for additional information on our two reportable segments.
Management Overview
Strategy
Our core strategy is to achieve meaningful long-term revenue growth by cross-selling Financial Health services into our existing Patient Care customer base, expanding Financial Health market share with sales to new community hospitals and larger health systems, and pursuing competitive Patient Care takeaway opportunities. We may also seek to grow through acquisitions of businesses, technologies or products if we determine that such acquisitions are likely to help us meet our strategic goals.

Our growth strategy is heavily dependent on our ability to cross-sell Financial Health services to our Patient Care customer base. As such, retention of our existing Patient Care customers is a key component of our long-term growth strategy by protecting this base of potential Financial Health customers, while at the same time serving as a leading indicator of our market position and stability of revenues and cash flows.
We determine retention rates by reference to the amount of beginning-of-period Patient Care recurring revenues that have not been lost due to customer attrition from our production environment customer base. Production environment customers are those that are using our applications to document live patient encounters, as opposed to legacy environment customers that have view-only access to historical patient records. Since 2019, these retention rates have consistently remained in the mid-to-high 90th percentile ranges. Specifically, we achieved retention rates between 92.1% and 98.2% in 2021 through 2024, as EHR product consolidation has led to an increase in attrition from our non-flagship products during recent years (retention for our flagship EHR product was approximately 97.3% in 2024). We have increased customer retention efforts by enhancing support services, investing in tooling and instrumentation to proactively monitor for potential disruptions, and deploying in-application experience software that delivers application-specific insights while using our products.
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
The overwhelming majority of our historical Patient Care installations have been under a perpetual license model, but customer demand has dramatically shifted towards a SaaS license model in the past several years. SaaS license models made up only 12% of annual new acute care Patient Care installations in 2018, increasing to 100% during 2022 through 2024. These SaaS offerings are attractive to our clients because this configuration allows them to obtain access to advanced software products without a significant initial capital outlay. We expect this trend to continue for the foreseeable future, with the resulting impact on the Company’s financial statements being reduced Patient Care revenues in the period of installation in exchange for increased recurring periodic revenues (reflected in Patient Care revenues) over the term of the SaaS arrangement. This naturally places downward pressure on short-term revenue growth and profitability metrics, but benefits long-term revenue growth and profitability which, in our view, is consistent with our goal of delivering long-term shareholder value.
For customers electing to purchase our technology solutions under a traditional perpetual license, we have historically made financing arrangements available on a case-by-case basis, depending on the various aspects of the proposed contract and customer attributes. These financing arrangements have comprised the majority of our perpetual license installations over the past several years, and include short-term payment plans and longer-term lease financing through us or third-party financing companies. The aforementioned shift in customer preference towards SaaS arrangements has significantly reduced the frequency of new financing arrangements for customer purchases under a perpetual license. When combined with scheduled payments on existing financing arrangements, the reduced frequency of new financing arrangements has resulted in a substantial reduction in financing receivables during 2024.
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
Margin Optimization Efforts
Our core growth strategy includes margin optimization by identifying opportunities to further improve our cost structure by executing against initiatives related to organizational realignment, expanded use of offshore resources and the use of automation to increase the efficiency and value of our associates' efforts. Specifically, since 2021, we have implemented a reduction in force intended to more effectively align our resources with business priorities and the Scaled Agile Framework® throughout our EHR product development, implementation and support functions to enhance cohesion, time-to-market and customer satisfaction. This framework is a set of organization and workflow patterns intended to guide enterprises in scaling lean and agile practices and promote alignment, collaboration, and delivery across large numbers of agile teams.
Additionally, margin optimization initiatives of expanded utilization of offshore resources and automation have commenced and, to date, have provided meaningful efficiencies to our operations, particularly within the Financial Health business. As a service organization, Financial Health's cost structure is heavily dependent upon human capital, subjecting it to the complexities and risks associated with this resource. Chief among these complexities and risks is the ever-present pressure of wage inflation, which has compelled the Company to make compensation adjustments that are outside of historical norms. Prior to our October 2023 acquisition of Viewgol, we were solely reliant upon third-party partnerships for offshore resources, increasing both the execution risk of this initiative and the related cost of scaling this labor force. With Viewgol as a subsidiary, we have greatly enhanced our control over the resource availability for this initiative and we expect to achieve meaningful per-unit cost efficiencies.
We believe that our efforts towards margin optimization are well-timed, enabling a rapid response to actual or expected wage inflation in order to preserve Financial Health profitability, but we cannot guarantee that these efforts will fully eliminate any related margin deterioration.
In addition to wage inflation, we are a party to contracts with certain third-party suppliers and vendors that allow for annual price adjustments indexed to inflation. While we continually seek to proactively manage controllable expenses, inflationary pressure on costs has led to, and could lead to, erosion of margins.

2024 Financial Overview
In the fourth quarter of 2022, the Company started to make changes to its organizational structure and management system to better align the Company's operating model with its strategic initiatives. With these changes, the Company realigned its reportable segments from three reportable segments of (i) RCM, (ii) EHR, and (iii) Patient Engagement to two reportable segments of (i) RCM and (ii) EHR. The Patient Engagement segment results have been transitioned into the EHR segment. During the Company’s realignment, the reportable segments naming convention was updated. The previously reported RCM segment has been updated to Financial Health and the former EHR segment has been updated to Patient Care. Throughout this discussion, prior-year results have been recast to conform with the change in reportable segments noted above.
We generated revenues of $342.6 million from the sale of our products and services during 2024, compared to $336.0 million during 2023. The increase was primarily due to organic growth in the Financial Health segment and inorganic growth from the acquisition of Viewgol, partially offset by the sale of American HealthTech, Inc (AHT), the Company’s post-acute care EHR business. Net income (loss) increased by $28.0 million to a net loss of $20.4 million during 2024, compared to a net loss of $48.4 million during 2023. This was driven by an increase in operating income of $52.7 million primarily due to the impairment charges of $35.9 million and $2.3 million recognized on goodwill and a trademark asset, respectively, during 2023, along with a reduction in costs of revenue in 2024. Corresponding to this increased profitability, net cash provided by operating activities increased by $31.1 million, from $1.1 million provided by operations during 2023 to $32.1 million provided by operations during 2024.
Results of Operations
The following table sets forth certain items included in our results of operations for each of the three years in the period ended December 31, 2024, expressed as a percentage of our total revenues for these periods:

	Year ended December 31,
	2024		2023		2022
(In thousands)	Amount	% Sales	Amount	% Sales	Amount	% Sales
INCOME DATA:
Revenues:
Financial Health	$217,672	63.5%	$192,325	57.2%	$179,870	55.1%
Patient Care	124,974	36.5%	143,630	42.8%	146,778	44.9%
Total revenues	342,646	100.0%	335,955	100.0%	326,648	100.0%
Expenses
Costs of revenue (exclusive of amortization and depreciation)
Financial Health	116,891	34.1%	110,192	32.8%	97,024	29.7%
Patient Care	51,640	15.1%	65,676	19.5%	69,517	21.3%
Total costs of revenue (exclusive of amortization and depreciation)	168,531	49.2%	175,868	52.3%	166,541	51.0%
Product development	34,456	10.1%	37,246	11.1%	31,898	9.8%
Sales and marketing	27,059	7.9%	28,049	8.3%	27,131	8.3%
General and administrative	76,992	22.5%	76,153	22.7%	54,965	16.8%
Amortization	27,627	8.1%	24,522	7.3%	20,887	6.4%
Depreciation	1,346	0.4%	1,946	0.6%	2,443	0.7%
Goodwill impairment	—	—%	35,913	10.7%	—	—%
Trademark impairment	—	—%	2,342	0.7%	—	—%
Total expenses	336,011	98.1%	382,039	113.7%	303,865	93.0%
Operating income (loss)	6,635	1.9%	(46,084)	(13.7)%	22,783	7.0%
Other income (expense):
Other income (expense)	(670)	(0.2)%	745	0.2%	1,618	0.5%
Interest expense	(16,169)	(4.7)%	(12,521)	(3.7)%	(6,320)	(1.9)%
Total other income (expense)	(16,839)	(4.9)%	(11,776)	(3.5)%	(4,702)	(1.4)%
Income (loss) before taxes	(10,204)	(3.0)%	(57,860)	(17.2)%	18,081	5.5%
Provision (benefit) for income taxes	10,235	3.0%	(9,426)	(2.8)%	2,214	0.7%
Net income (loss)	$(20,439)	(6.0)%	$(48,434)	(14.4)%	$15,867	4.9%

2024 Compared to 2023
Revenues
Total revenues for the year ended December 31, 2024 increased by $6.7 million, or 2.0%, compared to the year ended December 31, 2023.
Financial Health revenues increased by $25.3 million, or 13%, compared to 2023, primarily due to the acquisition of Viewgol, which increased Financial Health revenue by $16.3 million. Revenues excluding Viewgol increased by $9.0 million, driven by new contracts.
Patient Care revenues decreased by $18.7 million, or 13%, from the year ended December 31, 2023, primarily due to the sale of AHT and the sunset of our Centriq platform, and were comprised of the following for the years ended December 31, 2024 and 2023:

	Year ended December 31,
(In thousands)	2024	2023
Recurring Patient Care revenues (1)
Acute Care	$110,794	$115,184
Post-acute Care	597	14,712
Total recurring Patient Care revenues	111,391	129,896
Non-recurring Patient Care revenues (2)
Acute Care	13,513	12,316
Post-acute Care	70	1,418
Total non-recurring Patient Care revenues	13,583	13,734
Total Patient Care revenue	$124,974	$143,630

(1) Mostly comprised of support and maintenance, third-party subscriptions, and SaaS revenues.
(2) Mostly comprised of installation revenues from the sale of our acute and post-acute care Patient Care solutions and related applications under a perpetual (non-subscription) licensing model.
Recurring Patient Care revenues decreased by $18.5 million, or 14%, compared to 2023. The decrease was driven by the sale of AHT in January 2024, which caused a decrease in post-acute care recurring revenues of $14.1 million. Acute care recurring revenues decreased by $4.4 million driven by a decline in support revenues due to customer migration to SaaS arrangements and the sunset of our Centriq platform.
Non-recurring Patient Care revenues decreased by $0.2 million, or 1%, compared to 2023. This decrease was primarily due to the sale of AHT in January 2024.
Patient Care revenues for 2024 included $0.7 million in revenues from AHT, which the Company sold in January 2024. See Note 3 to the consolidated financial statements included herein for more information.
Costs of Revenue (exclusive of amortization and depreciation)
Total costs of revenue (exclusive of amortization and depreciation) decreased by $7.3 million compared to 2023. As a percentage of total revenues, costs of revenue (exclusive of amortization and depreciation) decreased slightly to 49% during 2024 compared to 52% during 2023.
Costs associated with our Financial Health revenues increased by $6.7 million, or 6%, compared to 2023, driven by increased costs of revenue from Viewgol of $5.3 million. Costs associated with revenues excluding Viewgol increased by $1.4 million, primarily from incremental offshore costs to support organic revenue growth.
Costs associated with our Patient Care revenues decreased by $14.0 million, or 21%, compared to 2023, primarily due to (i) the sale of AHT in January 2024, which decreased payroll and software costs, (ii) our vendor savings initiative, which led to software expense reductions, and (iii) headcount reduction as a result of our voluntary early retirement program in 2023 and labor force optimization in 2024.

Product Development
Product development expenses consist primarily of compensation and other employee-related costs (including stock-based compensation) and infrastructure costs incurred, but not capitalized, for new product development and product enhancements. Product development costs decreased by $2.8 million, or 7%, compared to 2023, primarily due to labor cost optimization.
Sales and Marketing
Sales and marketing costs decreased by $1.0 million, or 4%, compared to 2023 driven by reduced payroll and marketing program costs.
General and Administrative
General and administrative expenses increased by $0.8 million, or 1%, compared to 2023. The increase was mainly driven by an increase in stock compensation of $2.1 million and incremental expenses resulting from the acquisition of Viewgol of $4.9 million. This was partially offset by a decrease in non-recurring severance costs of $4.8 million and a decrease in reorganization costs of $1.9 million.
Amortization & Depreciation
Combined amortization and depreciation expense increased by $2.5 million, or 9%, as increasing capitalized software development asset balances resulted in an increase in the related amortization.
Trademark & Goodwill Impairment
During 2024, the Company had no trademark or goodwill impairment compared to the combined impairment charges related to trademark intangibles and goodwill of $38.3 million in 2023.
Total Other Income (Expense)
Total other income (expense) increased to expense of $16.8 million during 2024 compared to expense of $11.8 million during 2023. Higher interest rates and a higher debt level resulted in a $3.6 million increase in interest expense.
Income (Loss) Before Taxes
As a result of the foregoing factors, income (loss) before taxes improved to a loss of $10.2 million in 2024, compared to a loss of $57.9 million in 2023.
Provision (Benefit) for Income Taxes
Our effective income tax rates for 2024 and 2023 were (100)% and 16%, respectively. Our effective tax rate for 2024 was significantly impacted by a $12.7 million federal and state valuation allowance recorded on deferred tax assets as of December 31, 2024. This valuation allowance primarily relates to capitalized research and expenditures and capital loss carryforwards that are not more likely than not to be realized.
Net Income (Loss)
Net Income (loss) for 2024 improved by $28.0 million to a loss of $20.4 million, or a loss of $1.38 per basic and diluted share, compared to a loss of $48.4 million, or $3.34 per basic and diluted share, for 2023.
Supplemental Segment Information
Our reportable segments have been determined in accordance with ASC 280 - Segment Reporting. We have two reportable operating segments: Financial Health and Patient Care. We evaluate each of our two operating segments based on segment revenues and segment adjusted EBITDA.
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
The following table presents a summary of the revenues and adjusted EBITDA of our two operating segments for the years ended December 31, 2024 and 2023.

	Year Ended December 31,		Change
	2024	2023	$	%
(In thousands)
Revenues by segment:
Financial Health	$217,672	$192,325	$25,347	13%
Patient Care	124,974	143,630	(18,656)	(13)%

Adjusted EBITDA by segment:
Financial Health	$36,163	$23,196	$12,967	56%
Patient Care	20,407	20,900	(493)	(2)%
Segment Revenues
Refer to the corresponding discussion of revenues for each of our reportable segments previously provided under the Revenues heading of this Management's Discussion and Analysis. There are no intersegment revenues to be eliminated in computing segment revenue.
Segment Adjusted EBITDA - Year Ended December 31, 2024 Compared with Year Ended December 31, 2023
Financial Health adjusted EBITDA increased by $13.0 million, or 56%, compared to 2023. While revenues have increased by $25.3 million, or 13%, this growth has been partially offset by an increase in costs of revenue (exclusive of amortization and depreciation) of $6.7 million, or 6%. The adjusted EBITDA increase was due to the Viewgol acquisition as well as incremental revenue from new contracts.
Patient Care adjusted EBITDA decreased by $0.5 million, or 2%, compared to 2023. Revenues decreased by $18.7 million, or 13%, driven by the sale of AHT in January 2024 and a decline in support revenues due to customer migration to SaaS arrangements and the sunset of our Centriq platform. This was partially offset by a decrease in cost of revenues of $14.0 million due to lower payroll and software costs as a result of our vendor savings initiative, the voluntary early retirement program, and labor force optimization.
2023 Compared to 2022
For a discussion and analysis of changes in financial condition and results of operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 15, 2024.
Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2024, our principal sources of liquidity consisted of cash and cash equivalents of $12.3 million and our remaining borrowing capacity under the revolving credit facility of $43.6 million, compared to $3.8 million of cash and cash equivalents and $24.3 million of remaining borrowing capacity under the revolving credit facility as of December 31, 2023. In January 2016, we entered into a syndicated credit agreement which provided for a $125 million term loan facility and a $50 million revolving credit facility. On June 16, 2020, we entered into an Amended and Restated Credit Agreement that increased the aggregate principal amount of our credit facilities to $185 million, which included a $75 million term loan facility and a $110 million revolving credit facility. On May 2, 2022, we entered into a First Amendment to the Amended Restated Credit Agreement that further increased the aggregate principal amount of our credit facilities to $230 million, which included a $70 million term loan facility and a $160 million revolving credit facility.

As of December 31, 2024, we had $172.8 million in principal amount of indebtedness outstanding under the credit facilities. We believe that our cash and cash equivalents of $12.3 million as of December 31, 2024, our future operating cash flows, and our remaining borrowing capacity under the revolving credit facility of $43.6 million as of December 31, 2024, taken together, provide adequate resources to fund ongoing cash requirements for the next twelve months and beyond. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of filing of this Annual Report on Form 10-K. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms. Aside from normal operating cash requirements, obligations under our Credit Agreement (as discussed below) and operating leases, and opportunistic uses of capital in share repurchases and business acquisition transactions, we do not have any material cash commitments or planned cash commitments. Although the Company currently has no obligations related to planned acquisitions, the Company's strategy includes the potential for future acquisitions, which may be funded through draws on the credit facilities or the use of the other sources of liquidity described above.
Operating Cash Flow Activities
Net cash provided by operating activities increased by $31.1 million from $1.1 million for 2023 to $32.1 million for 2024, as the Company’s net income (loss) increased by $28.0 million. The increase in cash flows provided by operations was partially driven by the increased collections from improved working capital management and the timing of income tax payments.
Investing Cash Flow Activities
Net cash provided by (used in) investing activities increased by $64.2 million, to cash provided by investing activities of $4.1 million during 2024, compared to cash used in investing activities of $60.1 million during 2023. This increase in cash provided by investing activities was due to the completion of our sale of AHT in January 2024 for proceeds of $21.4 million, a decrease in investments in software development, and the sale of property during the second half of 2024.
Financing Cash Flow Activities
During 2024, our financing activities were a net use of cash in the amount of $27.7 million, as long-term debt principal payments of $56.3 million and $0.4 million used to repurchase shares of our common stock were partially offset by $29.5 million in borrowings from our revolving line of credit. During 2023, our financing activities were a net source of cash provided in the amount of $55.9 million, as $67.0 million in borrowings from our revolving line of credit were partially offset by long-term debt principal payments of $8.5 million and $2.6 million used to repurchase shares of our common stock.
Stock Repurchases
On September 4, 2020, our Board of Directors approved a stock repurchase program to repurchase up to $30.0 million in aggregate amount of the Company's outstanding shares of common stock through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. On July 27, 2022, our Board of Directors extended the expiration of the stock repurchase program to September 4, 2024. The share repurchase program expired according to its terms on September 4, 2024. These shares could be purchased from time to time throughout the duration of the stock repurchase program depending upon market conditions. Our ability to repurchase any shares in future periods is subject to approval of a new repurchase program by our Board of Directors and compliance with the terms of our Amended and Restated Credit Agreement. Concurrent with the authorization of this stock repurchase program in September 2020, the Board of Directors opted to indefinitely suspend all quarterly dividends.
Common Stock Rights Agreement
On March 26, 2024, the Board of Directors declared a dividend of one right (a “Right”) for each of the Company’s issued and outstanding shares of common stock. The dividend was paid to the stockholders of record at the close of business on April 4, 2024. The complete description and terms of the Rights were set forth in the Rights Agreement, dated as of March 26, 2024, by and between the Company and ComputerShare Trust Company, N.A. as rights agent, as amended by the Amendment to the Rights Agreement dated as of April 22, 2024 (as amended, the “Rights Agreement”). On February 11, 2025, the Company and Computershare Trust Company, N.A. entered into the Second Amendment to the Rights Agreement. The amendment terminated the Rights Agreement by accelerating the expiration time of the Rights Agreement to expire on February 12, 2025. At the time of the termination of the Rights Agreement, all of the Rights, which were previously distributed to holders of the Company’s issued and outstanding common stock, par value $0.001, pursuant to the Rights Agreement, expired.

Each Right initially entitled the registered holder, subject to the terms of the Rights Agreement, to purchase from the Company one half of a share of common stock, at an exercise price of $28.00 for each one half of a share of common stock (equivalent to $56.00 for each whole share of common stock), subject to certain adjustments. The Rights would only become exercisable upon the occurrence of certain events as described in the Rights Agreement.
The Company analyzed the terms governing the Rights under ASC 480, Distinguishing Liabilities from Equity, and concluded that the Rights were a freestanding financial instrument that qualified for liability classification. Specifically, the provisions within the Rights Agreement provided for scenarios outside of the Company’s control that could require the Company to settle a portion of the Rights in cash, rather than in shares of common stock.
The Rights were only exercisable upon the occurrence of certain events, which had not occurred as of the end of the reporting period. As it was not considered likely that these events would occur, the Company considered the likelihood of exercise to be remote and had not ascribed value to the Rights as of December 31, 2024.
Credit Agreement
As of December 31, 2024, we had $56.4 million in principal amount outstanding under the term loan facility and $116.4 million in principal amount outstanding under the revolving credit facility. Each of our credit facilities continues to bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted SOFR rate for the relevant interest period, subject to a floor of 0.50%, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month SOFR rate, subject to the aforementioned floor, plus one percent per annum, or (3) a combination of (1) and (2). The applicable margin for SOFR loans and the letter of credit fee ranges from 1.8% to 3.0%. The applicable margin for base rate loans ranges from 0.8% to 2.0%, in each case based on the Company's consolidated net leverage ratio.
Principal payments with respect to the term loan facility are due on the last day of each fiscal quarter beginning June 30, 2022, with quarterly principal payments of approximately $0.9 million through March 31, 2027, with maturity on May 2, 2027 or such earlier date as the obligations under the Amended and Restated Credit Agreement, become due and payable pursuant to the terms of such agreement. Any principal outstanding under the revolving credit facility is due and payable on the maturity date.
Our credit facilities are secured pursuant to the Amended and Restated Credit Agreement, dated as of June 16, 2020, among the parties identified as obligors therein and Regions, as collateral agent, on a first priority basis by a security interest in substantially all of the tangible and intangible assets (subject to certain exceptions) of the Company and certain subsidiaries of the Company, as guarantors (collectively, the “Subsidiary Guarantors”), including certain registered intellectual property and the capital stock of certain of the Company’s direct and indirect subsidiaries. Our obligations under the Amended and Restated Credit Agreement are also guaranteed by the Subsidiary Guarantors. Refer to Note 13 of the consolidated financial statements included herein for additional detail regarding our credit facilities.
Bookings
Bookings is a key operational metric used by management to assess the relative success of our sales generation efforts, and were as follows for the years ended December 31, 2024 and 2023, respectively:

(In thousands)	2024	2023
Financial Health(1)	$48,860	$48,986
Patient Care(2)	33,214	31,253
Total Bookings	$82,074	$80,239

(1) Generally calculated as the annual contract value
(2) Generally calculated as the total contract value for system sales and SaaS, and annual contract value for maintenance and support
Financial Health bookings during 2024 were effectively flat, decreasing by $0.1 million compared to 2023. Viewgol bookings increased by $2.9 million. Net-new bookings excluding Viewgol decreased by $0.2 million, or 1%, and cross-sell bookings decreased by $2.8 million, or 10%, experiencing uncharacteristically high volatility as the pace of prospective sales decisions slowed.
Patient Care bookings during 2024 increased by $2.0 million, or 6%, compared to 2023. This increase was primarily driven by acute care cross-sell bookings, which increased by $4.9 million, or 31%, and new business bookings, which increased by $0.5 million, or 5% compared to 2023. This was partially offset by post-acute Patient Care bookings, which decreased by $3.5 million due to the sale of AHT in January of 2024.
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
Allowance for Credit Losses
Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The collectability of trade receivable balances is regularly evaluated based on a combination of factors such as customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment patterns, resulting in the establishment of general reserves. Additionally, if it is determined that a customer will be unable to fully meet its financial obligation, such as in the case of a bankruptcy filing or other material event impacting its business, a specific allowance for credit losses may be recorded to reduce the related receivable to the amount expected to be recovered. Refer to Note 11 to the consolidated financial statements included herein for a detailed discussion about our credit loss accounting policy related to trade accounts receivable.
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

Quantitative and Qualitative Disclosures about Market and Interest Rate Risk
Our exposure to market risk relates primarily to the potential fluctuations in the Secured Overnight Financing Rate ("SOFR") which replaced the British Bankers Association London Interbank Offered Rate ("LIBOR") as the new benchmark interest rate for our credit facilities. We had $172.8 million of outstanding borrowings under our credit facilities with Regions Bank at December 31, 2024. The term loan facility and revolving credit facility bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted SOFR rate for the relevant interest period, subject to a floor of 0.5%, (2) an alternate base rate determined by reference to the greatest of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month SOFR rate, subject to the aforementioned floor, plus one percent per annum, or (3) a combination of (1) and (2). Accordingly, we are exposed to fluctuations in interest rates on borrowings under our credit facilities. A one hundred basis point change in interest rate on our borrowings outstanding as of December 31, 2024 would result in a change in interest expense of approximately $1.7 million annually.
We did not have investments as of December 31, 2024. We do not currently utilize derivative financial instruments to manage our interest rate risks.
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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. TruBridge, Inc.’s (the “Company”) internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:
(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
(ii) provide reasonable assurance that transactions are recorded to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).
Based on the assessment, management concluded that there were deficiencies in the Company’s internal control over financial reporting related to the Company’s revenue processes that were determined to be a material weakness which existed as of December 31, 2023, and continued through December 31, 2024.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
At December 31, 2024, a material weakness existed in that management did not design and maintain effective process level control over the recording of revenue transactions which appropriately considered (1) shifts in the Company’s service and product offerings which result in different revenue recognition patterns, (2) customer contract additions, modifications or terminations, (3) contracts requiring manual intervention in the customer billing and/or revenue recognition process, (4) timely recognition of customer credits and rebills, and (5) individual contract terms which require recognition over-time vs. a point in time.
The material weakness described above did not result in any material misstatements in our financial statements or disclosures for any period presented in the accompanying consolidated financial statements. This material weakness could create a reasonable possibility that a material misstatement in our consolidated financial statements would not be prevented or detected on a timely basis.
Management has concluded that the material weakness described above existed as of December 31, 2024. As a result, management has concluded that TruBridge did not maintain effective internal control over financial reporting as of December 31, 2024 based on the criteria in Internal Control-Integrated Framework (2013) issued by COSO.
The independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and has also issued its report on the effectiveness of the Company’s internal control over financial reporting included in this report on page 60.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
TruBridge, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of TruBridge, Inc. (formerly known as Computer Programs and Systems, Inc.) (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.
As discussed in Management’s Report on Internal Control Over Financial Reporting, management identified a material weakness as of December 31, 2024 associated with revenue recognition. The description of the material weakness states that the Company did not design and maintain effective process level control over the recording of revenue transactions which appropriately considered (1) shifts in the Company’s service and product offerings which resulted in different revenue recognition patterns, (2) customer contract additions, modifications or terminations, (3) contracts requiring manual intervention in the customer billing and/or revenue recognition process, (4) timely recognition of customer credits and backbills, and (5) individual contract terms which specifically trigger recognition over-time or point-in-time.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated March 17, 2025 which expressed an unqualified opinion on those financial statements.
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
March 17, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
TruBridge, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of TruBridge, Inc. (formerly known as Computer Program and Systems, Inc.) (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 17, 2025 expressed an adverse opinion.

Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

March 31, 2024 Goodwill Impairment Assessment
As described further in Notes 2 and 12 to the consolidated financial statements, management evaluates goodwill for impairment on an annual basis as of October 1, or more frequently if impairment indicators exist, at the reporting unit level. Management estimated the fair values of its reporting units using a combination of the income and market approaches. The determination of fair value of the reporting units requires management to make significant estimates and assumptions related to forecasts of future revenues, gross margin, EBITDA and discount rates. We identified the assessment impairment of the March 31, 2024 interim period goodwill impairment assessments of the reporting units as a critical audit matter.
The principal considerations for our determination that the March 31, 2024 interim period goodwill impairment assessment of the reporting units is a critical audit matter is that changes in the assumptions related to forecasts of future revenues, gross margin, EBITDA and discount rates could materially affect the determination of the fair value of the reporting unit, the amount of any goodwill impairment charge, or both. Management utilized significant judgment when estimating the fair value and carrying value of the reporting units. In turn, auditing management’s judgments regarding forecasts of future revenues, gross margin, EBITDA and the discount rates applied, involved a high degree of subjectivity due to the estimation uncertainty of management’s significant judgments.
Our audit procedures related to the March 31, 2024 interim period goodwill impairment assessment of the reporting units included the following, among others:
•We evaluated the design and tested the operating effectiveness of internal controls related to the goodwill impairment assessment of the reporting units, including internal controls over determination of the fair values of the reporting units and the identification of triggering events.
•We tested management's process for determining the fair value and carrying value of the reporting units. These tests included evaluating the appropriateness of the valuation methods, testing the completeness, accuracy, and relevance of data used by management, and evaluating the reasonableness of management's significant assumptions, which included forecasted revenue growth rates, gross margin, and EBITDA. We tested whether these forecasts were reasonable and consistent with historical performance and third-party market data.
•With assistance of valuation specialists, we tested the Company's discounted cash flow models for the reporting units, including the reasonableness of the utilized discount rate.
•With the assistance of valuation specialists, we tested the Company's use of the market approach, including the reasonableness of the selected EBITDA market multiples.
Sufficiency of Audit Evidence in Response to Material Weakness
As described further in item 9A. Controls and Procedures, management identified a material weakness as of December 31, 2024 associated with revenue recognition. The description of the material weakness states that the Company did not design and maintain an effective process level control over the recording of revenue transactions which appropriately considered (1) shifts in the Company’s service and product offerings which result in different revenue recognition patterns, (2) customer contract additions, modifications or terminations, (3) contracts requiring manual intervention in the customer billing and/or revenue recognition process, (4) timely recognition of customer credits and backbills, and (5) individual contract terms which specifically trigger recognition over-time or point-in-time.
We identified the evaluation of the sufficiency of audit evidence in response to the material weakness described above as a critical audit matter. Evaluating the sufficiency of audit evidence obtained related to revenues required auditor judgment because of the pervasiveness of the material weakness in revenues that existed throughout the year ended December 31, 2024.
Following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over revenues and we:
•Increased the number of revenue sample selections for testing compared to the number we would have selected if the Company’s controls were designed and operating effectively for the year.
•Performed specific testing of credit memos issued during the year.
•Performed specific cutoff testing to determine that revenue was recognized in the appropriate period.
•Analyzed the aged accounts receivable to validate amounts billed to customers.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2004.

Atlanta, Georgia
March 17, 2025

TRUBRIDGE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$12,324	$3,848
Accounts receivable, net of allowance for credit losses of $5,861 and $3,631	53,753	56,243
Current portion of financing receivables, net of allowance for credit losses of $417 and $319	4,663	3,997
Inventories	767	475
Prepaid income taxes	2,886	2,463
Prepaid expenses and other current assets	15,275	15,807
Assets held for sale	606	25,977
Total current assets	90,274	108,810
Property and equipment, net	2,294	8,974
Software development costs, net	41,474	39,139
Operating lease right-of-use assets	3,092	5,192
Financing receivables, less current portion, net of allowance for credit losses of $21 and $97	232	1,226
Other assets, less current portion	7,786	7,314
Intangible assets, net	76,707	89,213
Goodwill	172,573	171,909
Total assets	$394,432	$431,777
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,040	$10,133
Current portion of long-term debt	2,980	3,141
Deferred revenue	10,653	8,677
Accrued vacation	4,770	5,410
Income taxes payable	3,538	—
Other accrued liabilities	15,994	19,892
Liabilities held for sale	—	977
Total current liabilities	52,975	48,230
Long-term debt, less current portion	168,598	195,270
Operating lease liabilities, less current portion	2,293	3,074
Deferred tax liabilities	1,871	1,230
Total liabilities	225,737	247,804
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.001 par value per share; 30,000 shares authorized; 15,522 shares issued at December 31, 2024 and 15,121 shares issued at December 31, 2023	15	15
Additional paid-in capital	201,066	195,546
Retained earnings (loss)	(14,952)	5,487
Accumulated other comprehensive income	45	—
Treasury stock, 619 shares at December 31, 2024 and 572 shares at December 31, 2023	(17,479)	(17,075)
Total stockholders’ equity	168,695	183,973
Total liabilities and stockholders’ equity	$394,432	$431,777
The accompanying notes are an integral part of these consolidated financial statements.

TRUBRIDGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year ended December 31,
	2024	2023	2022
Revenues:
Financial Health	$217,672	$192,325	$179,870
Patient Care	124,974	143,630	146,778
Total revenues	342,646	335,955	326,648
Expenses:
Costs of revenue (exclusive of amortization and depreciation):
Financial Health	116,891	110,192	97,024
Patient Care	51,640	65,676	69,517
Total costs of revenue (exclusive of amortization and depreciation)	168,531	175,868	166,541
Product development	34,456	37,246	31,898
Sales and marketing	27,059	28,049	27,131
General and administrative	76,992	76,153	54,965
Amortization	27,627	24,522	20,887
Depreciation	1,346	1,946	2,443
Goodwill impairment	—	35,913	—
Trademark impairment	—	2,342	—
Total expenses	336,011	382,039	303,865
Operating income (loss)	6,635	(46,084)	22,783
Other income (expense):
Interest expense	(16,169)	(12,521)	(6,320)
Other income (expense)	(670)	745	1,618
Total other expense	(16,839)	(11,776)	(4,702)
Income (loss) before taxes	(10,204)	(57,860)	18,081
Provision (benefit) for income taxes	10,235	(9,426)	2,214
Net income (loss)	$(20,439)	$(48,434)	$15,867
Net income (loss) per share - basic	$(1.38)	$(3.34)	$1.08
Net income (loss) per share - diluted	$(1.38)	$(3.34)	$1.08
Weighted average shares outstanding used in per common share computations:
Basic	14,300	14,187	14,356
Diluted	14,300	14,187	14,356
The accompanying notes are an integral part of these consolidated financial statements.

TRUBRIDGE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year ended December 31,
	2024	2023	2022
Net income (loss)	$(20,439)	$(48,434)	$15,867
Other comprehensive income:
Foreign currency translation adjustment	45	—	—
Comprehensive income (loss)	$(20,394)	$(48,434)	$15,867
The accompanying notes are an integral part of these consolidated financial statements.

TRUBRIDGE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2021	14,734	$15	$187,079	$—	$38,054	$(2,576)	$222,572
Net income	—	—	—	—	15,867	—	15,867
Common stock issued upon exercise of stock options	4	—	23	—	—	—	23
Issuance of restricted stock	189	—	—	—	—	—	—
Forfeiture of restricted stock	(14)	—	—	—	—	—	—
Stock-based compensation	—	—	5,173	—	—	—	5,173
Treasury stock purchases	—	—	—	—	—	(11,924)	(11,924)
Balance at December 31, 2022	14,913	$15	$192,275	$—	$53,921	$(14,500)	$231,711
Net loss	—	—	—	—	(48,434)	—	(48,434)
Issuance of restricted stock	210	—	—	—	—	—	—
Forfeiture of restricted stock	(2)	—	—	—	—	—	—
Stock-based compensation	—	—	3,271	—	—	—	3,271
Treasury stock purchases	—	—	—	—	—	(2,575)	(2,575)
Balance at December 31, 2023	15,121	$15	$195,546	$—	$5,487	$(17,075)	$183,973
Net loss	—	—	—	—	(20,439)	—	(20,439)
Foreign currency translation adjustments	—	—	—	45	—	—	45
Issuance of restricted stock	503	—	—	—	—	—	—
Forfeiture of restricted stock	(102)	—	—	—	—	—	—
Stock-based compensation	—	—	5,520	—	—	—	5,520
Treasury stock purchases	—	—	—	—	—	(404)	(404)
Balance at December 31, 2024	15,522	$15	$201,066	$45	$(14,952)	$(17,479)	$168,695
The accompanying notes are an integral part of these consolidated financial statements.

TRUBRIDGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2024	2023	2022
Operating Activities
Net income (loss)	$(20,439)	$(48,434)	$15,867
Adjustments to net income (loss):
Provision for expected credit losses	3,669	1,920	992
Deferred taxes	1,859	(11,305)	(6,688)
Stock based compensation	5,520	3,271	5,173
Depreciation	1,346	1,946	2,443
Gain on sale of business	(1,529)	—	—
Amortization of acquisition-related intangibles	12,505	16,426	17,403
Amortization of software development costs	15,122	8,096	3,484
Amortization of deferred finance costs	504	359	332
Gain on contingent consideration	(1,044)	—	(565)
Goodwill impairment	—	35,913	—
Trademark impairment	—	2,342	—
Loss on extinguishment of debt	—	—	125
Loss on disposal of property and equipment	3,895	117	—
Non-cash operating lease costs	2,273	1,602	2,166
Changes in operating assets and liabilities (net of acquired assets and liabilities):
Accounts receivable	94	(7,839)	(12,428)
Financing receivables	(68)	2,659	6,144
Inventories	(292)	309	71
Prepaid expenses and other current assets	3,576	(4,554)	(2,930)
Accounts payable	3,734	3,075	(1,429)
Deferred revenue	2,580	(2,913)	61
Operating lease liabilities	(1,842)	(2,063)	(2,019)
Other liabilities	(2,411)	1,894	275
Income taxes, net	3,083	(1,762)	3,898
Net cash provided by operating activities	32,135	1,059	32,375
Investing Activities
Sale of business, net of cash and cash equivalents sold	21,410	—	—
Purchases of property and equipment	(1,643)	(346)	(270)
Proceeds from sale of property and equipment	2,475	—	—
Purchase of business, net of cash received	(664)	(36,705)	(43,364)
Investment in software development	(17,457)	(23,059)	(19,097)
Net cash provided by (used in) investing activities	4,121	(60,110)	(62,731)
Financing Activities
Proceeds from long-term debt	—	—	575
Payments of long-term debt principal	(7,500)	(3,500)	(3,563)
Proceeds from revolving line of credit	29,497	67,023	48,000
Payments of revolving line of credit	(48,803)	(5,000)	(5,300)
Debt issuance cost	(529)	—	—
Payments of contingent consideration	—	—	(1,935)
Proceeds from exercise of stock options	—	—	23
Treasury stock purchases	(404)	(2,575)	(11,924)
Net cash provided by (used in) by financing activities	(27,739)	55,948	25,876
Increase (decrease) in cash and cash equivalents	8,517	(3,103)	(4,480)
Change in cash and cash equivalents included in assets sold	$(41)	$—	$—
Cash and cash equivalents at beginning of year	3,848	6,951	11,431
Cash and cash equivalents at end of year	$12,324	$3,848	$6,951
Continued on following page.

TRUBRIDGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(In thousands)

	Year ended December 31,
	2024	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$16,222	$9,298	$5,863
Cash paid for income taxes, net of refunds	$5,261	$3,659	$4,765
The accompanying notes are an integral part of these consolidated financial statements.

TRUBRIDGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
1.     NATURE OF OPERATIONS
Founded in 1979, TruBridge, Inc. (“TruBridge” or the “Company”) is a leading provider of healthcare solutions and services for community hospitals, their clinics and other healthcare systems. Previously named Computer Programs and Systems, Inc., the Company changed its name to TruBridge, Inc. on March 4, 2024 in a Company-wide rebranding and legal entity consolidation. During 2023, TruBridge was the parent of the following companies – Evident, LLC (“Evident”), Healthland Holding Inc. (“HHI”), Healthland Inc., Rycan Technologies, Inc., American HealthTech, Inc. (“AHT”), TruBridge, LLC, iNetXperts, Corp d/b/a Get Real Health, TruCode LLC (“TruCode”), Healthcare Resource Group, Inc. (“HRG”), Viewgol, LLC (“Viewgol”), and TruBridge Healthcare Private Limited. Following the sale of AHT and legal entity consolidation in early 2024, TruBridge is the parent of Viewgol, TruBridge Healthcare Private Limited, Get Real Health, HRG, HHI, and Healthland, Inc., as its wholly-owned direct and indirect subsidiaries. Our combined companies are focused on helping improve the health of the communities we serve, connecting communities for a better patient care experience, and improving the financial operations of our customers.
The Company operates its business in two operating segments, which are also our reportable segments: Financial Health and Patient Care. These reporting segments contribute towards the combined focus of improving the health of the communities we serve as follows:
•The Financial Health reporting segment focuses on providing a complete Revenue Cycle Management (“RCM”) solution for all care settings, regardless of their primary healthcare information solutions provider along with business management, consulting, managed IT services, analytics and business intelligence.
•The Patient Care segment provides comprehensive acute care solutions and related services for community hospitals and their physician clinics. In January 2024, the Company disposed of its interest in American HealthTech, Inc. (“AHT”), its post-acute care electronic health record (“EHR”) business, refer to Note 3 - Business Combinations and Disposals for more information. The Patient Care segment also offers comprehensive patient engagement and empowerment technology solutions to improve patient outcomes and engagement strategies with care providers.
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
Presentation
Reportable Segments Presentation Changes
In May 2024, the Company realigned its reporting structure due to certain organizational changes. As a result, the Company changed from three reportable segments of (i) Revenue Cycle Management (“RCM”), (ii) Electronic Health Records (“EHR”), and (iii) Patient Engagement to two reportable segments of (i) RCM and (ii) EHR. The Patient Engagement segment results have been transitioned into the EHR segment. As part of the realignment, the reportable segment naming convention was updated. The previously reported RCM segment has been updated to Financial Health, and the former EHR segment has been updated to Patient Care. The change in reportable segments is intended to improve connectivity and alignment between the two business units to better serve our clients and more accurately reflect how the Company’s management views and operates the business. All prior segment information has been recast to reflect the Company's new segment structure and current period presentation. Refer to Note 18 - Segment Reporting for more information.

Revision of Previously Issued Financial Statements
During the year ended December 31, 2024, the Company reversed revenue from customers that was recognized improperly in the prior year. The Company assessed the materiality of this error on prior period consolidated financial statements in accordance with the SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.” In its assessment, the Company concluded based on quantitative and qualitative analysis that this error was not material to the Company’s consolidated financial statements for the 2023 fiscal year or any interim periods therein. Accordingly, the Company made corrections, as disclosed in the table below, to the consolidated financial statements for the year ended December 31, 2023:

(In thousands, except per share data)	As previously reported	Impact of revision	As adjusted
Consolidated Statement of Operations
Revenue:
Financial Health	$193,929	$(1,604)	$192,325
Patient Care	145,506	(1,876)	143,630
Total revenue	$339,435	$(3,480)	$335,955
Operating loss	(42,604)	(3,480)	(46,084)
Loss before taxes	(54,380)	(3,480)	(57,860)
Benefit from income taxes	(8,591)	(835)	(9,426)
Net loss	(45,789)	(2,645)	(48,434)
Net loss per share - basic	$(3.15)	$(0.19)	$(3.34)
Net loss per share - diluted	$(3.15)	$(0.19)	$(3.34)

Consolidated Balance Sheets
Accounts receivables	$59,723	$(3,480)	$56,243
Prepaid income taxes	1,628	835	2,463
Retained earnings	8,132	(2,645)	5,487

Consolidated Statement of Equity
Net loss	$(45,789)	$(2,645)	$(48,434)
Retained Earnings	8,132	(2,645)	5,487

Consolidated Statement of Cash Flows
Net loss	$(45,789)	$(2,645)	$(48,434)
Accounts receivable	(11,319)	3,480	(7,839)
Income taxes, net	(927)	(835)	(1,762)
Accounts Receivable and Allowance for Credit Losses
Trade accounts receivable are stated at the amount the Company expects to collect and generally do not bear interest. The Company establishes a general allowance for credit losses based on its historical collection experience, a review in each period of the aging status of the then-outstanding accounts receivable, and external market factors. To measure expected losses, account receivables are grouped by shared risk characteristics and the days past due. In the case of a bankruptcy filing or other similar event indicating the collectability of specific customer accounts is no longer probable, a specific allowance for credit losses may be recorded to reduce the related receivable to the amount expected to be recovered. Uncollectible receivables are written-off in the period that management believes it has exhausted its ability to collect payment from the customer.

During the fourth quarter of 2024, the Company refined its allowance for credit losses methodology to establish separate loss rates for a subset of the Company’s customers. This refinement represents a “change in accounting estimate” under ASC Topic 250, Accounting Changes and Error Corrections, with prospective application beginning in the period of change. This change in accounting estimate resulted in a increase of approximately $2.0 million in the allowance for credit losses in the fourth quarter of 2024.
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
Depreciation expense is computed using the straight-line method over the asset’s useful life, which is generally 5 years for computer equipment, furniture, and fixtures and 30 years for buildings. Leasehold improvements are depreciated over the shorter of the asset’s useful life or the remaining lease term. The Company reviews for the possible impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Depreciation expense is included in operating expenses in the consolidated statements of operations.
Business Combinations
We apply business combination accounting when we acquire a business. Business combinations are accounted for at fair value. The associated acquisition costs are expensed as incurred and recorded in general and administrative expenses; restructuring costs associated with a business combination are expensed as incurred; contingent consideration is measured at fair value at the acquisition date, with changes in fair value after the acquisition date affecting earnings; changes in deferred tax asset valuation allowances and income tax uncertainties after the measurement period affect income tax expense; and goodwill is determined as the excess of the fair value of the consideration conveyed in the acquisition over the fair value of the net assets acquired. The accounting for business combinations requires estimates and judgments as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets and liabilities acquired. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, are based on management's estimates and assumptions, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill, or require acceleration of the amortization expense of finite-lived intangible assets. The results of the acquired businesses' operations are included in the Consolidated Statements of Operations of the combined entity beginning on the date of the acquisition. We have applied this acquisition method to the transactions described in Note 3 - Business Combinations and Disposals.

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
We determined there was no impairment to purchased intangible assets as of December 31, 2024.
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
•Financial Health
Our Financial Health business unit provides an array of revenue cycle management (“RCM”) services consisting of accounts receivable management, private pay services, insurance services, medical coding, electronic billing, statement processing, payroll processing, and contract management. Fees are recognized over the period of the client contractual relationship as the services are performed. We generally determine standalone selling prices (“SSP”) based on a standard list price for each product, taking into consideration certain factors, including contract length and the number of subscriptions or licenses purchased within the contract. Judgment is required in determining whether performance obligations are distinct, SSP, and the amount of variable consideration to reflect as transaction price. Fees for many of these services are invoiced, and revenue recognized accordingly, based on the volume of transactions or a percentage of client accounts receivable collections. Payment is due monthly for RCM services with certain amounts varying based on utilization and/or volumes.
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
•Patient Care
The Company enters into contractual obligations to sell perpetual software licenses, installation, conversion, and related training services, software application support, hardware, and hardware maintenance services to acute care hospitals. The Company also enters into contractual obligations to sell SaaS, time-based software licenses, implementation and customization professional services, and software application support services to a variety of healthcare organizations, including hospital systems, health ministries, and government and non-profit organizations.
•Non-recurring Revenues
•Perpetual software licenses and installation, conversion, and related training services for acute care customers are not considered separate and distinct performance obligations due to the proprietary nature of our software and are, therefore, accounted for as a single performance obligation on a module-by-module basis. Revenue is recognized as each module's implementation is completed based on the module's SSP, net of discounts. We determine each module's SSP using the residual method. Fees for licenses and installation, conversion, and related training services are typically due in three installments: (1) at placement of order, (2) upon installation of software and commencement of training, and (3) upon satisfactory completion of monthly accounting cycle or end-of-month operation by application and as applicable for each application. Often, short-term and/or long-term financing arrangements are provided for software implementations; refer to Note 11 - Financing Receivables for further information. EHR implementations include a system warranty that terminates thirty days from the software go-live date, the date which the client begins using the system in a live environment.
•Hardware revenue is recognized separately from software licenses at the point in time it is delivered to the client. The SSP of hardware is cost plus a reasonable margin and revenue is recognized on a gross basis. Payment is generally due upon delivery of the hardware to the client. Standard manufacturer warranties apply to hardware.
•Implementation and customization services are considered a separate and distinct performance obligation. Revenue is recognized over time based on SSP, which is generally directly observable. Payment for these professional services is typically due in two installments: (1) upon signature of the agreement and (2) upon customer acceptance of the delivered services.
•Recurring Revenues
•Software application support and hardware maintenance services sold with software licenses and hardware are separate and distinct performance obligations. Revenue for support and maintenance services is recognized based on SSP, which is the renewal price, ratably over the life of the contract, which is generally three to five years. Payment is due either monthly for support and maintenance services provided or for the full amount of annual support fees at the beginning of an annual license term.

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
The following table details deferred revenue for the years ended December 31, 2024 and 2023, included in the consolidated balance sheets:

	For years ended December 31,
(In thousands)	2024	2023
Beginning balance	$8,677	$11,590
Deferred revenue recorded	27,485	17,192
Less deferred revenue recognized as revenue	(25,509)	(20,105)
Ending balance	$10,653	$8,677
The deferred revenue recorded for the years ended December 31, 2024 and 2023 is comprised primarily of the annual renewals of certain software subscriptions billed during the first quarter of each year and deposits collected for future Patient Care installations. The deferred revenue recognized as revenue during the years ended December 31, 2024 and 2023 is comprised primarily of the periodic recognition of annual renewals that were deferred until earned and deposits for future Patient Care installations that were deferred until earned.
•Costs to Obtain and Fulfill a Contract with a Customer
Costs to obtain a contract include the commission costs related to SaaS and Financial Health arrangements, which are capitalized and amortized ratably over the expected life of the customer. As a practical expedient, we generally recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset would have been one year or less. Costs to obtain a contract are recorded within the caption “Expenses - Sales and marketing” in the accompanying consolidated statements of operations.
Contract fulfillment costs related to the implementation of SaaS arrangements are capitalized and amortized ratably over the expected life of the customer contract. Costs to fulfill contracts consist of the payroll costs for the implementation of SaaS arrangements, including time for training, conversions, and installation that is necessary for the software to be utilized. Contract fulfillment costs are recorded within the caption “Costs of revenue (exclusive of amortization and depreciation) - Patient Care” in the accompanying consolidated statements of operations.
Costs to obtain and fulfill contracts related to SaaS and Financial Health arrangements are included within the “Prepaid expenses and other current assets” and "Other assets, net of current portion" line items in our accompanying consolidated balance sheets.

The following table details costs to obtain and fulfill contracts with customers for the years ended December 31, 2024 and 2023, included in the consolidated balance sheets:

	For years ended December 31,
(In thousands)	2024	2023
Beginning balance	$13,115	$11,577
Costs to obtain and fulfill contracts capitalized	7,009	7,390
Less costs to obtain and fulfill contracts recognized as expense	(7,537)	(5,852)
Ending balance	$12,587	$13,115
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
Allocating the transaction price, including estimating SSP of promised goods and services for contracts with discounts or variable consideration, may require significant judgment. Due to the short time frame of the implementation cycle, discount allocation is immaterial as revenue is recognized net of discounts within the same reporting period. In scenarios where the Company enters into a contract that includes both a software license and business processing services (“BPS”) or other services that are charged based on volume of services rendered, the Company allocates variable amounts entirely to a distinct good or service. The terms of the variable payment relate specifically to the entity’s efforts to satisfy that performance obligation.
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
The following table represents Patient Care revenues disaggregated by category for the three years ended December 31, 2024, 2023, and 2022 (in thousands).

	2024	2023	2022
Recurring Patient Care revenues	$111,391	$129,896	$129,191
Non-recurring Patient Care revenues	13,583	13,734	17,587
Total Patient Care revenues	$124,974	$143,630	$146,778

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
New Accounting Standards Adopted in 2024
In November 2023, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through additional and more detailed information about a reportable segment's expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company has evaluated the impact and determined there is no material impact with adopting ASU 2023-07. The Company has updated the presentation in Note 18 - Segment Reporting to adhere to the requirements.
New Accounting Standards Yet to be Adopted
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires public entities to provide disclosure of disaggregated information in the entity’s tax rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires additional disclosure of certain costs and expenses within the notes to the financial statements. The new standard is effective for annual periods beginning after December 15, 2026 and interim periods beginning in the first quarter of fiscal year 2028. Early adoption is permitted. The new standard is to be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.
Subsequent Events
The Company has evaluated subsequent events through March 17, 2025, the date these consolidated financial statements were issued. The Company concluded that no subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.
3.     BUSINESS COMBINATIONS AND DISPOSALS
Sale of American HealthTech, Inc.
On January 16, 2024, we entered into a Stock Purchase Agreement (the “Purchase Agreement”), by and among the Company, American HealthTech, Inc. a Mississippi corporation (“AHT”), and Healthland Inc., a Minnesota corporation and an indirect, wholly-owned subsidiary of the Company (“Healthland”) and PointClickCare Technologies USA Corp., a Delaware corporation (“Buyer”). The Transaction (hereinafter defined) also closed on January 16, 2024. Under the Purchase Agreement, Buyer purchased from Healthland all of the issued and outstanding capital stock of AHT (the “Transaction”), with AHT becoming a wholly-owned subsidiary of Buyer. Prior to this transaction, results for AHT were reported within our Patient Care operating segment.
The Purchase Agreement provided for an aggregate purchase price (the “Purchase Price”) of $25.0 million (the “Base Cash Consideration”), subject to adjustments based on working capital, cash, indebtedness and transaction expenses of AHT. Additionally, pursuant to the Purchase Agreement, a total of approximately $3.8 million was withheld from the Base Cash Consideration at the closing and deposited by Buyer into various escrow accounts with an escrow agent, including $2.5 million as a general indemnity escrow and $1.0 million as a special indemnity escrow. Based upon the adjustments and the various escrow holdbacks, Buyer paid a net amount of approximately $21.4 million to Healthland at the closing. The Purchase Price was subject to a post-closing true-up. In connection with the closing of the Transaction, Buyer provided offers of employment to certain key employees of the Company that primarily supported AHT’s business. During 2024, we incurred approximately $0.3 million of expenses related to this disposal reported in our consolidated statements of operations.
As part of the divestiture, as of January 16, 2024 we entered into a transition services agreement (“TSA”) with Buyer to assist them in the transition of certain functions, including, but not limited to, information technology, finance and accounting, for an initial period of 18 months, with certain services being completed prior to the 18-month period. In addition to the agreed upon services, the TSA allows for additional services to be offered by the Company pursuant to a mutually agreed upon amendment to the TSA. No such amendments had been executed as of December 31, 2024. The Company has $0.3 million in receivables from Buyer for the TSA services reflected under the caption “Accounts receivable” in the consolidated balance sheet as of December 31, 2024.
As of December 31, 2024, the Company had recorded a $1.5 million gain on sale, which is reflected under the caption “Other income (expense)” in the consolidated statement of operations.
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
The following table presents the pretax loss for AHT that is included in our consolidated statement of operations for the years ended December 31, 2024 and 2023:

	December 31,
(In thousands)	2024	2023

Pretax loss	$(246)	$(1,393)

Acquisition of Viewgol, LLC
On October 16, 2023, we acquired all of the assets and liabilities of Viewgol, LLC, a Delaware limited liability company (“Viewgol”), pursuant to a Securities Purchase Agreement dated October 16, 2023. Based in Frisco, Texas, Viewgol is a provider of ambulatory RCM analytics and complementary outsourcing services with an extensive offshore presence we intend to leverage and grow to accommodate the growing demand for RCM services by our pre-existing acute care customers.
Consideration for the acquisition included cash (net of cash of the acquired entity) of $37.4 million (inclusive of seller's transaction expenses). Also included in the acquisition consideration were contingent earnout payments of (i) up to $21.5 million based on the Viewgol business achieving earnings before interest, taxes, depreciation, and amortization and other adjustments specified in the Securities Purchase Agreement of $6.0 million or more during fiscal year 2024 (the

“EBITDA Earnout Amount”), and (ii) up to $10.0 million based on the number of productive agents the Viewgol business hires in India in fiscal year 2024 (the “Offshore Earnout Amount”); provided, however, that none of the Offshore Earnout Amounts could be earned if the EBITDA Earnout Amount’s minimum threshold of $6.0 million was not achieved during fiscal 2024. During 2023, we incurred approximately $0.3 million of pre-tax acquisition expenses in our consolidated statements of operations. At the completion of the contingent earnout period in 2024, no earnout payments were made to the former Viewgol shareholders.
Our acquisition of Viewgol was treated as a purchase in accordance with ASC 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. Our allocation of the purchase price was based on management's judgment after evaluating several factors, including a valuation assessment.
The allocation of the purchase price paid for Viewgol was as follows:

(In thousands)	Purchase Price Allocation as of December 31, 2023	Purchase Price Allocation as of December 31, 2024
Acquired cash	$1,449	$1,449
Accounts receivable	2,233	2,233
Prepaid expenses	132	132
Property and equipment	1,112	1,112
Intangible assets	17,720	17,720
Goodwill	17,263	17,927
Accounts payable and accrued liabilities	(711)	(711)
Contingent consideration	(1,044)	(1,044)
Net assets acquired	$38,154	$38,818
In April 2024, the Company paid an additional $0.7 million for working capital adjustments which is reflected under the caption “Goodwill” in the consolidated balance sheet.
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

Our consolidated statements of operations for the years ended December 31, 2024 and 2023 include revenues of $20.0 million and $3.8 million, respectively, and net income of $8.1 million and $0.3 million, respectively, attributed to the acquired business since the October 16, 2023 acquisition date.

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

	Year Ended December 31,
(In thousands, except per share data, unaudited)	2023	2022
Pro forma revenues	$348,251	$338,009
Pro forma net income (loss)	$(51,215)	$15,536
Pro forma diluted earnings (loss) per share	$(3.61)	$1.10

Pro forma net income (loss) was calculated by adjusting the results for the applicable period to reflect (i) the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied on January 1, 2022 and (ii) the pro forma adjustment to interest expense as a result of utilizing revolver debt to finance the acquisition.

4.     PROPERTY AND EQUIPMENT
Property and equipment were comprised of the following at December 31, 2024 and 2023:

(In thousands)	2024	2023
Land	$—	$2,848
Buildings and improvements	52	8,481
Computer equipment	10,963	10,104
Leasehold improvements	246	631
Office furniture and fixtures	540	586
Automobiles	18	18
	11,819	22,668
Less: accumulated depreciation	(9,525)	(13,694)
Property and equipment, net	$2,294	$8,974
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
During the fourth quarter of 2024, the Company committed to a plan to sell land and certain building and improvements located in Mobile, Alabama and determined the assets met the criteria for classification as held for sale as of December 31, 2024. As of December 31, 2024, the Company recorded the assets held for sale at their fair value of $0.6 million, which equals the estimated fair value less costs to sell the property of $0.1 million, which is included in “Assets held for sale” in the accompanying consolidated balance sheets. The write-down of the assets to fair value resulted in the Company recognizing a loss on assets held for sale of $0.5 million during the year ended December 31, 2024, which is included in “Other income (expense)” in the accompanying consolidated statements of operations.

5.     SOFTWARE DEVELOPMENT
Software development costs are accounted for in accordance with ASC 350-40, Internal-Use Software and ASC 985-20, Costs of Software to be Sold, Leased, or Marketed. We capitalize incurred labor costs for software development from the time the preliminary project phase is completed until the software is available for general release. Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. We estimate the useful life of our capitalized software and amortize its value on a straight-line basis over that estimated life of five years. If the actual useful life of the asset is determined to be shorter than our estimated useful life, we will amortize the remaining book value over the remaining useful life, or the asset may be deemed to be impaired and, accordingly, a write-down of the value of the asset may be recorded as a charge to earnings. Amortization begins when the related features are placed in service. During 2024, we recognized $2.9 million of accelerated amortization costs with respect to a change in the estimated useful life of an abandoned software development project.
Software development costs, net was comprised of the following at December 31, 2024 and 2023:

(In thousands)	2024	2023
Software development costs	$68,805	$51,349
Less: accumulated amortization	(27,331)	(12,210)
Software development costs, net	$41,474	$39,139
6.    OTHER ACCRUED LIABILITIES
Other accrued liabilities were comprised of the following at December 31, 2024 and 2023:

(In thousands)	2024	2023
Salaries and benefits	$9,050	$5,194
Severance	1,702	5,806
Commissions	1,191	1,185
Contingent consideration	—	1,044
Other	3,107	4,859
Operating lease liabilities, current portion	944	1,804
Other accrued liabilities	$15,994	$19,892
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
The Company's unvested restricted stock awards (see Note 9 - Stock-Based Compensation and Equity) are considered participating securities under ASC 260, Earnings Per Share, because they entitle holders to non-forfeitable rights to dividends until the awards vest or are forfeited. When a company has a security that qualifies as a "participating security," the Codification requires the use of the two-class method when computing basic EPS. The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In determining the amount of net income to allocate to common stockholders, income is allocated to both common stock and participating securities based on their respective weighted average shares outstanding for the period, with net income attributable to common stockholders ultimately equaling net income less net income attributable to participating securities. Diluted EPS for the Company's common stock is computed using the more dilutive of the two-class method or the treasury stock method.

The following is a calculation of the basic and diluted EPS for the Company's common stock, including a reconciliation between net income and net income attributable to common stockholders for the years ended December 31, 2024, 2023, and 2022:

(In thousands, except for per share data)	2024	2023	2022
Basic EPS
Numerator
Net income (loss)	$(20,439)	$(48,434)	$15,867
Less: Net income (loss) attributable to participating securities	766	1,089	(311)
Net income (loss) attributable to common stockholders	$(19,673)	$(47,345)	$15,556
Denominator
Weighted average shares outstanding used in basic per common share computations	14,300	14,187	14,356
Basic EPS	$(1.38)	$(3.34)	$1.08

Diluted EPS
Numerator
Net income (loss) attributable to common stockholders for diluted EPS	$(19,673)	$(47,345)	$15,556
Denominator
Weighted average shares outstanding used in basic per common share computations	14,300	14,187	14,356
Weighted average effect of dilutive securities:
Performance share awards	—	—	—
Weighted average shares outstanding used in diluted per common share computations	14,300	14,187	14,356
Diluted EPS	$(1.38)	$(3.34)	$1.08

8.     INCOME TAXES
Income (loss) before taxes by jurisdiction consisted of the following at December 31, 2024, 2023, and 2022:

(In thousands)	2024	2023	2022
U.S.	$(11,046)	$(57,860)	$18,081
Foreign	842	—	—
Total	$(10,204)	$(57,860)	$18,081
The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes. These provisions require a company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. The Company did not have any material unrecognized tax positions as of December 31, 2024 and 2023.
The federal returns for tax years 2021 through 2023 remain open to examination, and the tax years 2020 through 2023 remain open to examination by certain other taxing jurisdictions to which the Company is subject. Additional years may be open to the extent attributes are being carried forward to an open year.
Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized.

Deferred tax assets and liabilities were comprised of the following at December 31, 2024 and 2023:

(In thousands)	2024	2023
Deferred tax assets:
Accounts receivable and financing receivables	$1,589	$871
Stock-based compensation	1,003	1,275
Deferred revenue	660	367
Research expenditures	26,449	16,496
Accrued severance	236	890
Right of use asset	561	952
Capital loss on sale of AHT stock	3,323	—
Credits	891	—
Other	2,893	2,770
Net operating loss	1,835	3,656
Deferred tax assets	39,440	27,277
Less: Valuation allowance	13,280	604
Total deferred tax assets	$26,160	$26,673
Deferred tax liabilities:
Intangible assets	$15,118	$14,477
Accrued liabilities and other	11,880	12,127
Fixed assets	237	254
Right of use liability	796	$1,045
Total deferred tax liabilities	$28,031	$27,903
Total net deferred tax liability	$(1,871)	$(1,230)
Under the Tax Cuts and Jobs Act, Internal Revenue Code ("IRC") Section 174 amended the federal tax treatment of research or experimental expenditures paid or incurred during the tax year, which allowed for expensing of such costs in the year incurred for federal income tax purposes, until 2022 when those costs were required to be capitalized and amortized. Due to significant capitalization pursuant to IRC Section 174, the Company expects to pay current taxes and has recognized current tax expense. However, based on the Company’s assessment of positive and negative evidence regarding the realization of deferred taxes, the related deferred tax asset for these research expenditures is not more likely than not to be realized. Significant components of the income tax (benefit) provision for the years ended December 31, 2024, 2023 and 2022 were as follows:

(In thousands)	2024	2023	2022
Current provision:
Federal	$5,016	$1,661	$6,482
State	3,099	218	2,420
Foreign	261	—	—
Deferred provision:
Federal	(2,082)	(8,884)	(4,769)
State	3,941	(2,421)	(1,919)
Total income tax (benefit) provision	$10,235	$(9,426)	$2,214

The difference between income taxes at the U.S. federal statutory income tax rate of 21% for the years ended December 31, 2024, 2023 and 2022, and those reported in the consolidated statements of operations for such years is as follows:

(In thousands)	2024	2023	2022
Income taxes at U.S. federal statutory rate	$(2,145)	$(12,151)	$3,797
State income tax, net of federal tax effect	6,419	(2,261)	428
Foreign rate differential on pretax book income	75	—	—
Provision-to-return adjustments	(152)	(999)	(539)
Tax credits	(1,084)	(2,481)	(1,254)
Capital loss on sale of AHT stock	(3,175)	—	—
Contingent consideration	—	—	(406)
Goodwill impairment	—	7,542	—
Stock-based compensation	772	65	(112)
Change in valuation allowance	9,209	—	—
Non-deductible compensation - section 162(m)	97	15	306
Other	219	844	(6)
Total income tax provision (benefit)	$10,235	$(9,426)	$2,214
We have federal net operating loss carryforwards of $0.8 million and state net operating loss carryforwards of $50.4 million, which relate to the acquisitions of Healthland Holding Inc. ("HHI") and Get Real Health, as well as normal business operations. $0.8 million of the federal net operating losses will be carried forward indefinitely. $20.5 million of the state net operating losses will be carried forward indefinitely. $29.9 million of the state net operating losses will expire on various dates beginning in 2025 through 2044.
Our effective tax rates for the years ended December 31, 2024, 2023 and 2022 were (100)%, 16%, and 12%, respectively. The decrease in the 2024 rate as compared to 2023 was primarily driven by the establishment of a federal and state valuation allowance on deferred tax assets. The effective tax rate for 2023 was impacted by the non-deductible nature of our goodwill impairment charges and the changing relationship between net income or loss and research and development tax credits, which accumulate as benefits even in years with loss positions such as 2023.
The valuation allowance for deferred tax assets as of December 31, 2024 and 2023 was $13.3 million and $0.6 million, respectively. The net change in the total valuation allowance during the year ended December 31, 2024 was an increase of $12.7 million. The valuation allowance did not change during the year ended December 31, 2023. The valuation allowance as of December 31, 2024 primarily relates to capitalized research and expenditures and capital loss carryforwards that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income and capital gains during the periods in which those temporary differences are deductible.
9.    STOCK-BASED COMPENSATION AND EQUITY
The Company's stock-based compensation awards are in the form of restricted stock and performance share awards granted pursuant to the Company's Amended and Restated 2019 Incentive Plan (the "Plan"). Stock-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee’s or non-employee director’s requisite service period. As of December 31, 2024, there was a total of 463,169 shares of common stock reserved under the Plan for issuance under future share-based payment arrangements, assuming maximum payout of performance share awards outstanding as of December 31, 2024.

The following table details total stock-based compensation expense for the years ended December 31, 2024, 2023 and 2022, included in the consolidated statements of operations:

(In thousands)	2024	2023	2022
Costs of sales	$721	$745	$809
Operating expenses	4,799	2,526	4,364
Pre-tax stock-based compensation expense	5,520	3,271	5,173
Less: income tax effect	(1,159)	(687)	(1,086)
Net (after tax) stock-based compensation expense	$4,361	$2,584	$4,087
As of December 31, 2024, there was $6.8 million of unrecognized compensation cost related to unvested or unearned, as applicable, stock-based compensation arrangements granted under the Plan, which is expected to be recognized over a weighted-average period of 1.8 years.
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
A summary of restricted stock activity (including shares of restricted stock issued pursuant to the settlement of performance share awards) under the Plan during the years ended December 31, 2024, 2023 and 2022 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested stock outstanding at January 1, 2022	314,883	$29.79
Granted	161,375	34.22
Vested	(181,405)	29.79
Forfeited	(13,692)	31.66
Unvested stock outstanding at December 31, 2022	281,161	$32.24
Granted	210,351	26.44
Vested	(145,529)	31.35
Forfeited	(2,668)	29.23
Unvested stock outstanding at December 31, 2023	343,315	$29.08
Granted	502,866	10.07
Vested	(175,040)	29.18
Forfeited	(101,804)	21.21
Unvested stock outstanding at December 31, 2024	569,337	$14.34
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
A summary of performance share award activity under the Plan for the years ended December 31, 2024, 2023 and 2022, is as follows, based on the target award amounts set forth in the performance share award agreements:

	Shares	Weighted-Average Grant-Date Fair Value
Performance share awards outstanding at January 1, 2022	249,952	$29.59
Granted	101,799	37.98
Forfeited or unearned	(72,059)	32.74
Vested and issued	(27,317)	31.75
Performance share awards outstanding at December 31, 2022	252,375	$31.84
Granted	122,071	31.21
Forfeited or unearned	(100,655)	27.46
Performance share awards outstanding at December 31, 2023	273,791	$33.17
Granted	323,461	10.60
Forfeited or unearned	(145,471)	20.31
Performance share awards outstanding at December 31, 2024	451,781	$19.02
Stock Repurchases
On September 4, 2020, our Board of Directors approved a stock repurchase program under which we may repurchase up to $30.0 million of our common stock through September 3, 2022. On July 27, 2022, the Board of Directors extended the expiration date of the stock repurchase program to September 4, 2024. The share repurchase program expired according to its terms on September 4, 2024. The Company did not purchase any shares during 2024. Any future stock repurchase transactions may be made through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Any repurchase activity will depend on many factors, such as the availability of shares of our common stock, general market conditions, the trading price of our common stock, alternative uses for capital, the Company's financial performance, compliance with the terms of our Amended and Restated Credit Agreement and other factors. Concurrent with the authorization of this stock repurchase program in September 2020, the Board of Directors opted to indefinitely suspend all quarterly dividends.

Common Stock Rights Agreement
On March 26, 2024, the Board of Directors declared a dividend of one right (a “Right”) for each of the Company’s issued and outstanding shares of common stock. The dividend was paid to the stockholders of record at the close of business on April 4, 2024. The complete description and terms of the Rights were set forth in the Rights Agreement, dated as of March 26, 2024, by and between the Company and Computershare Trust Company, N.A. as rights agent, as amended by the Amendment to the Rights Agreement dated as of April 22, 2024 (as amended, the “Rights Agreement”). On February 11, 2025, the Company and Computershare Trust Company, N.A. entered into the Second Amendment to the Rights Agreement. The amendment terminated the Rights Agreement by accelerating the expiration time of the Rights Agreement to expire on February 12, 2025. At the time of the termination of the Rights Agreement, all of the Rights, which were previously distributed to holders of the Company’s issued and outstanding common stock, par value $0.001, pursuant to the Rights Agreement, expired.
Each Right initially entitled the registered holder, subject to the terms of the Rights Agreement, to purchase from the Company one half of a share of common stock, at an exercise price of $28.00 for each one half of a share of common stock (equivalent to $56.00 for each whole share of common stock), subject to certain adjustments. The Rights would only become exercisable upon the occurrence of certain events as described in the Rights Agreement.
The Company analyzed the terms governing the Rights under ASC 480, Distinguishing Liabilities from Equity, and concluded that the Rights were a freestanding financial instrument that qualified for liability classification. Specifically, the provisions within the Rights Agreement provided for scenarios outside of the Company’s control that could require the Company to settle a portion of the Rights in cash, rather than in shares of common stock.
The Rights were only exercisable upon the occurrence of certain events, which had not occurred as of the end of the reporting period. As it was not considered likely that these events would occur, the Company considered the likelihood of exercise to be remote and had not ascribed value to the Rights as of December 31, 2024.
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

11.     FINANCING RECEIVABLES
Short-Term Payment Plans
The Company provides fixed monthly payment arrangements ("short-term payment plans") over terms ranging from three to twelve months for certain add-on software installations. As a practical expedient, we do not adjust the amount of consideration recognized as revenue for the financing component as unearned income when we expect payment within one year or less. These receivables, included in the current portion of financing receivables, were comprised of the following on December 31, 2024 and 2023:

(In thousands)	2024	2023
Short-term payment plans, gross	$1,521	$788
Less: allowance for credit losses	(76)	(39)
Short-term payment plans, net	$1,445	$749
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
The decrease in long-term financing arrangement balances during 2024 is primarily a result of the continued evolution of customer licensing preferences. Although the overwhelming majority of our historical Patient Care installations prior to 2019 were made under a perpetual license model, the dramatic shift in customer preferences to a SaaS license model began during 2019 with 49% of the year's new acute Patient Care installations being performed in a SaaS model, compared to only 12% in 2018. The shift in customer preference toward a SaaS model has since continued, with SaaS installations representing 100% of new acute Patient Care installations in 2023 and 2024. Due to the nature of the revenue recognition requirements for SaaS arrangements coupled with recurring monthly payments, these arrangements do not give rise to long-term financing arrangements.
The components of these receivables were as follows on December 31, 2024 and 2023:

(In thousands)	2024	2023
Long-term financing arrangements, gross	$4,100	$5,212
Less: allowance for credit losses	(362)	(377)
Less: unearned income	(288)	(361)
Long-term financing arrangements, net	$3,450	$4,474
Future minimum payments to be received subsequent to December 31, 2024 are as follows:

(In thousands)
2025	$3,315
2026	601
2027	129
2028	55
2029	—
Thereafter	—
Total minimum payments to be received	4,100
Less: allowance for credit losses	(362)
Less: unearned income	(288)
Receivables, net	$3,450

Credit Quality of Financing Receivables and Allowance for Credit Losses
The following table is a roll-forward of the allowance for financing credit losses for the years ended December 31, 2024 and 2023:

(In thousands)	Beginning Balance	Provision	Charge-offs	Recoveries	Sale of AHT	Ending Balance
December 31, 2024	$416	$397	$(373)	$—	$(2)	$438
December 31, 2023	$549	$(133)	$—	$—	$—	$416
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
Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. To facilitate customer collection and credit monitoring efforts, financing receivable amounts are invoiced and reclassified to trade accounts receivable when they become due, with all invoiced amounts placed on nonaccrual status. As a result, all past due amounts related to the Company’s financing receivables are included in trade accounts receivable in the accompanying consolidated balance sheets. The following is an analysis of the age of financing receivables amounts (excluding short-term payment plans) that have been reclassified to trade accounts receivable and were past due as of December 31, 2024 and 2023:

(In thousands)	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due
December 31, 2024	$1,272	$317	$815	$2,404
December 31, 2023	$857	$231	$323	$1,411
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

(In thousands)	December 31, 2024	December 31, 2023
Stratification of uninvoiced client financing receivables based on aging of related trade accounts receivable:
Uninvoiced client financing receivables related to trade accounts receivable that are 1 to 90 Days Past Due	$1,208	$1,068
Uninvoiced client financing receivables related to trade accounts receivable that are 91 to 180 Days Past Due	259	1,720
Uninvoiced client financing receivables related to trade accounts receivable that are 181+ Days Past Due	1,316	965
Total uninvoiced client financing receivables balances of clients with a trade accounts receivable	$2,783	$3,753
Total uninvoiced client financing receivables of clients with no related trade accounts receivable	1,029	1,098
Total financing receivables with contractual maturities of one year or less	1,521	788
Less: allowance for credit losses	(438)	(416)
Total financing receivables	$4,895	$5,223
12.     INTANGIBLE ASSETS AND GOODWILL
Our purchased definite-lived intangible assets as of December 31, 2024 and 2023 are summarized as follows:

Total	December 31, 2024
(In thousands)	Customer Relationships	Trademark	Developed Technology	Non-compete Agreements	Total
Gross carrying amount, beginning of period	$116,470	$7,720	$31,900	$1,620	$157,710
Accumulated amortization	(50,260)	(5,378)	(22,177)	(846)	(78,661)
Accumulated impairment	—	(2,342)	—	—	(2,342)
Net intangible assets as of December 31, 2024	$66,210	$—	$9,723	$774	$76,707
Weighted average remaining years of useful life	7.5	0.0	8.2	2.5	7.9

	December 31, 2023
(In thousands)	Customer Relationships	Trademark	Developed Technology	Non-compete Agreements	Total
Gross carrying amount, beginning of period	$132,170	$12,320	$40,800	$1,400	$186,690
Intangible assets acquired	16,100	—	1,400	220	17,720
Accumulated amortization	(63,686)	(6,974)	(29,934)	(522)	(101,116)
Accumulated impairment	—	(2,342)	—	—	(2,342)
Held for sale	(8,735)	(3,004)	—	—	(11,739)
Net intangible assets as of December 31, 2023	$75,849	$—	$12,266	$1,098	$89,213

During the fourth quarter of 2023, the Company committed to the Company-wide rebranding and legal entity consolidation initiative that culminated in the change of the Company’s corporate name to “TruBridge, Inc.” on March 4, 2024. As a result of this initiative, it was expected that certain of the Company’s brand names and related trademarks would cease to be used, resulting in total trademark impairment recorded during the year ended December 31, 2023 of $2.3 million. Of the total trademark impairment charge, $1.0 million is derived from our RCM segment and $1.3 million is derived from our EHR segment.
The following table represents the remaining amortization of definite-lived intangible assets as of December 31, 2024:

(In thousands)
For the year ended December 31,
2025	$12,190
2026	11,517
2027	10,496
2028	10,203
2029	10,095
Due thereafter	22,206
Total	$76,707
The following table sets forth the change in the carrying amount of goodwill by segment for the years ended December 31, 2024, 2023, and 2022:

(In thousands)	Financial Health	Patient Care	Total
Balance as of December 31, 2022	$61,821	$136,432	$198,253
Goodwill acquired	17,263	—	17,263
Goodwill impairment	—	(35,913)	(35,913)
Held for sale	—	(7,694)	(7,694)
Balance as of December 31, 2023	$79,084	$92,825	$171,909
Goodwill acquired	664	—	664
Balance as of December 31, 2024	$79,748	$92,825	$172,573
Our reporting units assessed for impairment of goodwill on October 1, 2023 included: RCM (formerly the “TruBridge” reporting unit), Acute Care EHR, Post-acute care EHR (comprised solely of AHT, which was disposed in January 2024), and Patient Engagement (formerly a component of the “TruBridge” reporting unit). We did not identify any events or circumstances that would require interim goodwill impairment testing prior to October 1, 2023. Based on our quantitative assessment as of October 1, 2023, we determined that there was no impairment of goodwill for the TruBridge reporting unit. However, quantitative evaluations of the fair values of each of our remaining three reporting units, using a combination of the income and market valuation approaches, resulted in impairment conclusions as follows:
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

On May 14, 2024, the Company announced a reorganization of its operating and reporting segment structure. As a result, the Company changed from three operating and reportable segments of (i) RCM, (ii) EHR and (iii) Patient Engagement to two operating and reportable segments of (i) Financial Health and (ii) Patient Care. This restructuring resulted in another triggering event requiring a quantitative assessment for goodwill impairment in our reporting units immediately pre- and post-reorganization as of that date. We utilized the same goodwill valuation approach as described above. These quantitative evaluations of the fair values of the goodwill in each of our reporting units resulted in no impairment.
We performed our annual assessment for impairment of goodwill and determined that there was no impairment as of December 31, 2024.

13.     LONG-TERM DEBT
Long-term debt was comprised of the following at December 31, 2024 and 2023:

(In thousands)	December 31, 2024	December 31, 2023
Term loan facility	$56,375	$63,875
Revolving credit facility	116,415	135,723
Debt obligations	172,790	199,598
Less: debt issuance costs	(1,212)	(1,187)
Debt obligation, net	171,578	198,411
Less: current portion	(2,980)	(3,141)
Long-term debt	$168,598	$195,270
As of December 31, 2024, the carrying value of debt approximates the fair value due to the variable interest rate which reflects market rates. The interest rate for the outstanding debt under our term loan facility and revolving credit facility as of December 31, 2024 was 7.69%.
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
Anticipated annual future maturities of the term loan facility and revolving credit facility are as follows as of December 31, 2024:

(In thousands)
2025	$3,500
2026	3,500
2027	165,790
2028	—
Thereafter	—
$172,790
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
The First Amendment required the Company to maintain a minimum fixed charge coverage ratio of 1.25:1.00 throughout the duration of such agreement. On March 10, 2023, the calculation of the fixed charge coverage ratio was amended to specifically exclude from the definition of fixed charges the Company's share repurchases conducted during the third and fourth quarters of 2022. As of September 30, 2023, we were not in compliance with the fixed charge coverage ratio required by the Amended and Restated Credit Agreement. On November 8, 2023, the Company and the subsidiary guarantors entered into a Waiver with Regions Bank, as administrative agent, and various other lenders, which provided for a one-time waiver of this failure as an event of default. As of December 31, 2023, the Company was similarly not in compliance with the fixed charge coverage ratio required by the Amended and Restated Credit Agreement, and a one-time waiver was provided in conjunction with the Fourth Amendment to the Amended and Restated Credit Agreement (further described below). The Fourth Amendment decreased the required fixed charge coverage ratio from 1.25:1.00 to 1.15:1.00 for each fiscal quarter ending March 31, 2024 through December 31, 2024. Any failure by us to comply with this or another covenant in the future may result in an event of default. There can be no assurance that we will be able to continue to comply with this covenant or obtain amendments to avoid future covenant violations, or that such amendments will be available on commercially acceptable terms.
Also under the First Amendment, the Company is required to comply with a maximum consolidated net leverage ratio of 3.50:1.00. Further, under the First Amendment, in connection with any acquisition by the Company exceeding $25 million, the Company may elect to increase the maximum permitted consolidated net leverage ratio for the fiscal quarter in which the acquisition occurs and each of the following three fiscal quarters by 0.50:1.00 above the otherwise permitted maximum. If the consolidated net leverage ratio is less than 2.50:1:00, there is no limit on the amount of incremental facilities.
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

On January 16, 2024, the Company entered into a Third Amendment (the “Third Amendment”) to the Credit Agreement. Capitalized terms used but not defined herein shall have the meanings ascribed to them in the Credit Agreement. The Third Amendment modified the term “Consolidated EBITDA” to provide that the following amounts will be added back to Consolidated Net Income: (i) the reasonably expected value of all earn-out consideration in connection with any Permitted Acquisition, provided that the aggregate amount of fees and out-of-pocket expenses incurred in connection with anticipated Permitted Acquisitions which are not consummated during any period of four fiscal quarters ending on or after the Closing Date will not exceed the greater of $7 million and 10% of Consolidated EBITDA; (ii) any fees, costs or expenses related to the implementation of cost savings, operating expense reductions and synergies related to Permitted Acquisitions, restructurings and other initiatives; and (iii) costs and expenses related to the previously disclosed U.S. Securities and Exchange Commission investigation that occurred during the fiscal year ended December 31, 2023, in an aggregate amount not to exceed $1.25 million. Additionally, the Third Amendment (y) removed from the maximum aggregate amount of fees and expenses that can be added back to Consolidated Net Income any losses resulting from any Asset Sales or Involuntary Disposition and (z) increased the maximum amount of fees and expenses that can be added back to Consolidated Net Income related to savings initiatives, Equity Transactions, the incurrence of Indebtedness and amendments to the Credit Documents from 10% to 15% of Consolidated EBITDA (determined prior to giving effect to such adjustments).
On February 29, 2024, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement, and capitalized terms used but not defined herein shall have the meanings ascribed to them in the Credit Agreement. The Fourth Amendment further modified the term “Consolidated EBITDA” to provide that the additional following amounts will be added back to Consolidated Net Income: (i) costs and expenses related to the voluntary early retirement program during the fiscal year ending December 31, 2023; and (ii) fees, costs and expenses in categories identified to the Administrative Agent to the extent incurred during the fiscal year ending December 31, 2024, in an aggregate amount not to exceed $7.25 million. Additionally, the modified definition of “Consolidated EBITDA” limits the amount of pro forma “run rate” cost savings, operating expense reductions and synergies (collectively, “Savings”) related to the Viewgol Acquisition that can be added back to Consolidated Net Income to an aggregate amount not to exceed $6.6 million; however, Savings related to the Viewgol Acquisition are not subject to the cap of 15% of Consolidated EBITDA that otherwise applies to Savings related to Permitted Acquisitions, restructurings or cost savings initiatives.
14.     BENEFIT PLANS
In January 1994, the Company adopted the CPSI 401(k) Retirement Plan that covers all eligible employees of the Company. The plan allows eligible employees to contribute up to 60% of their pre-tax earnings up to the statutory limit prescribed by the Internal Revenue Service. The Company matches a discretionary amount determined by the Board of Directors. The Company contributed approximately $3.5 million, $3.8 million, and $3.5 million to the plan for the years ended December 31, 2024, 2023 and 2022, respectively.
15.     OPERATING LEASES
The Company leases office space in various locations in Alabama, Pennsylvania, and Mississippi. These leases have terms expiring from 2025 through 2030 but do contain optional extension terms. Leases with an initial term of 12 months or less are not recorded on the balance sheet. We recognize lease expense on a straight-line basis over the lease term.
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

Supplemental balance sheet information related to operating leases is as follows:

(In thousands)	December 31, 2024
Operating lease assets:
Operating lease assets	$3,092
Operating lease liabilities:
Other accrued liabilities	944
Operating lease liabilities, net of current portion	2,293
Total operating lease liabilities	$3,237
Weighted average remaining lease term in years	3.60
Weighted average discount rate	4.1%
Because our leases do not provide a readily determinable implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The incremental borrowing rate is the estimated rate incurred to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment. We used the incremental borrowing rate on January 1, 2019, for operating leases that commenced prior to that date.
The future minimum lease payments payable under these operating leases subsequent to December 31, 2024 are as follows:

(In thousands)
2025	$1,058
2026	1,020
2027	709
2028	462
2029	231
Thereafter	—
Total lease payments	3,480
Less imputed interest	(243)
Total	$3,237
Total rent expense for the years ended December 31, 2024, 2023, and 2022 was $1.8 million, $1.8 million, and $2.2 million, respectively.
Total cash paid for amounts included in the measurement of lease liabilities within operating cash flows from operating leases for the year ended December 31, 2024, 2023, and 2022 was $1.8 million, $1.8 million, and $2.2 million, respectively.
16.     COMMITMENTS AND CONTINGENCIES
From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. Management does not believe it is reasonably possible that such matters will have a material adverse effect on the Company’s financial statements. The Company recorded a liability of $1.0 million related to contingent consideration for Viewgol's former equity holders as of December 31, 2023. The Company revalued the contingent consideration liability as of September 30, 2024, which resulted in a reversal of the previously recorded liability.
The reversal of the liability resulted in the Company recognizing a gain on the change in fair value of contingent consideration of $1.0 million during the year ended December 31, 2024, which is included in “Other Income (expense)” in the accompanying consolidated statements of operations.

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
The fair value of contingent consideration represents the potential earnout incentive for Viewgol’s former equity holders. We estimated the fair value of this contingent consideration based on the probability of Viewgol meeting EBITDA targets (subject to certain pro-forma adjustments). Management reviews the historical and projected performance of Viewgol and uses an option pricing method to revalue the contingent consideration. The revaluation requires management to make certain assumptions and represents management’s best estimate at the valuation date. As noted above, the Company revalued the contingent consideration liability as of September 30, 2024, which resulted in a reversal of the previously recorded liability.

18.     SEGMENT REPORTING
Our chief operating decision makers ("CODM") previously identified the following three operating segments: RCM, EHR, and Patient Engagement. In May 2024, the Company made a number of changes to its organizational structure and management system to better align the Company's operating model with its strategic initiatives. As a result, the Company changed from three operating and reportable segments to two operating and reportable segments of (i) EHR and (ii) RCM. These two segments are distinct business units with unique market dynamics and opportunities. They represent the components of the Company for which separate financial information is available and is utilized on a regular basis by the CODM in assessing segment performance and in allocating the Company's resources. The Patient Engagement segment results were transitioned into the EHR segment for all periods presented.
During the Company’s realignment in May 2024 the reportable segments naming convention was updated. The previously reported RCM segment has been updated to Financial Health and the former EHR segment is now referred to as Patient Care. There were no additional changes to the composition of the Company’s reportable segments in connection with the name changes. The financial statements and accompanying footnotes have been updated with the new segment names.
The CODM evaluates the performance of the segments based on revenues and Adjusted EBITDA1, as well as the expenses within each segment including cost of sales, product development, sales and marketing, and general and administrative. The CODM considers revenue, Adjusted EBITDA, and the related expenses to allocate resources for each segment during the annual budgeting and forecasting process. Monthly, the CODM considers forecast-to-actual variances for each of these performance measures to assess the performance for each segment. Management believes Adjusted EBITDA is a useful measure to assess the performance and liquidity of the Company as it provides meaningful operating results by excluding the effects of expenses that are not reflective of the Company’s operating business performance. Our CODM group is comprised of the Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer. As of December 31, 2024, the Chief Operating Officer’s employment with the Company terminated and, as such, the CODM group will be comprised of the Chief Executive Officer and Chief Financial Officer going forward. Accounting policies for each of the reportable segments are the same as those used on a consolidated basis.

1 Adjusted EBITDA is a non-GAAP measure. A reconciliation of Adjusted EBITDA to net income is included in this Note 18 - Segment Reporting.

Adjusted EBITDA consists of GAAP net income (loss) as reported and adjusts for (i) depreciation expense; (ii) amortization of software development costs; (iii) amortization of acquisition-related intangible assets; (iv) stock-based compensation; (v) severance; (vi) other non-recurring charges; (vii) interest expense and other, net; (viii) impairment of goodwill; (ix) impairment of trademark intangibles; (x) gain on contingent consideration; (xi) loss on disposal of property and equipment; (xii) gain on sale of AHT; and (xiii) the provision (benefit) for income taxes. There are no intersegment revenues to be eliminated in computing segment revenue.
The CODM do not evaluate operating segments nor make decisions regarding operating segments based on assets. Consequently, we do not disclose total assets by reportable segment.
The following table presents a summary of the revenues and Adjusted EBITDA of our two operating segments for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Revenues:
Financial Health	$217,672	$192,325	$179,870
Patient Care	124,974	143,630	146,778
Total consolidated revenues	342,646	335,955	326,648

Less:
Financial Health expenses:
Cost of sales (excluding depreciation and amortization and stock compensation expense)	$116,494	$108,498	$96,793
Product development	8,197	9,362	6,609
Sales and marketing	17,138	17,261	13,752
General and administrative expenses	39,680	34,008	27,497
Total Financial Health expenses	$181,509	$169,129	$144,651
Patient Care expenses:
Cost of sales (excluding depreciation and amortization and stock compensation expense)	$51,316	$65,116	$68,939
Product development	25,352	27,878	25,290
Sales and marketing	9,223	10,795	13,379
General and administrative expenses	18,676	18,941	18,490
Total Patient Care expenses	$104,567	$122,730	$126,098
Total segment expenses	$286,076	$291,859	$270,749

Adjusted EBITDA by Segment:
Financial Health	36,163	23,196	35,219
Patient Care	20,407	20,900	20,680
Total Adjusted EBITDA	$56,570	$44,096	$55,899

The following table reconciles net income to adjusted EBITDA:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Net income (loss), as reported	$(20,439)	$(48,434)	$15,867
Deferred revenue and other acquisition-related adjustments	—	—	109
Depreciation expense	1,346	1,946	2,443
Amortization of software development costs	15,122	8,096	3,484
Amortization of acquisition-related intangibles	12,505	16,426	17,403
Stock-based compensation	5,520	3,271	5,173
Severance and other non-recurring charges	15,442	22,186	4,504
Interest expense and other, net	15,517	11,659	5,267
Impairment of goodwill	—	35,913	—
Impairment of trademark intangibles	—	2,342	—
Gain on contingent consideration	(1,044)	—	(565)
Loss on disposal of property and equipment	3,895	117	—
Gain on sale of AHT	(1,529)	—	—
Provision (benefit) for income taxes	10,235	(9,426)	2,214
Total adjusted EBITDA	$56,570	$44,096	$55,899

SCHEDULE II
TRUBRIDGE, INC.
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description		Balance at beginning of period	Additions charged to cost and expenses (1)	Deductions (2)	Balance at end of period
Allowance for credit losses deducted from accounts receivable in the balance sheet	2022	$1,826	$1,203	$(175)	$2,854
	2023	$2,854	$2,053	$(879)	$4,028
	2024	$4,028	$3,268	$(1,435)	$5,861
(1) Adjustments to allowance for change in estimates.
(2) Uncollectible accounts written off, net of recoveries.

Description		Balance at beginning of period	Additions charged to cost and expenses (1)	Deductions (2)	Balance at end of period
Allowance for credit losses deducted from financing receivables in the balance sheet	2022	$722	$(211)	$38	$549
	2023	$549	$(133)	$—	$416
	2024	$416	$397	$(375)	$438
(1) Adjustments to allowance for change in estimates.
(2) Uncollectible accounts written off, net of recoveries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.

Management’s Remediation Efforts
The Company’s management, under the leadership of the new Chief Financial Officer since January 1, 2024, has worked to strengthen the Company’s internal controls.
With respect to the material weakness related to the Company’s revenue business cycle, the Company is in the process of redesigning existing and implementing additional controls and procedures to address the deficiencies described in Management’s Report on Internal Control Over Financial Reporting. We are evaluating customer contract life cycle management tools and automation solutions to establish robust preventative controls and ensure we maintain a complete and up-to-date inventory of customer contracts, subsequent modifications and terminations. Additionally, we on-boarded key personnel within the Company’s finance team and are working to build strong channels of communication and enhanced coordination between functions.
While the Company believes these efforts are strengthening its internal control over financial reporting, the Company will not be able to conclude whether the steps taken by the Company have remediated the material weakness in internal control over financial reporting described above until a period of time has passed to allow management to test the design and operating effectiveness of the new and enhanced controls.
With respect to the material weakness related to the Company’s procedures for reviewing manual journal entries that existed as of March 31, 2024 and continued through September 30, 2024, the Company’s management has worked to redesign and implement enhanced controls to ensure each manual journal entry is reviewed and approved prior to entry into the Company’s accounting system, and all manual journal entries are reviewed on a monthly basis to ensure there is no evidence of fraud or material error. In Management’s opinion, this in no longer deemed a material weakness as of December 31, 2024.
We believe that the foregoing actions will support the improvement of our internal control over financial reporting, and, through our continuous efforts to identify, design, and implement the necessary control activities, will be effective in remediating the material weaknesses. We will continue to devote time and attention to these remediation efforts. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address the material weaknesses or determine to modify the remediation plan described above.
Changes in Internal Control over Financial Reporting
On October 16, 2023, we acquired Viewgol, as further described in Note 3 - Business Combinations and Disposition of the consolidated financial statements. We continue to integrate policies, processes, people, technology and operations for our combined operations, and will continue to evaluate the impact of any related changes to internal controls over financial reporting during the fiscal year.
Other than the integration of Viewgol and the material weaknesses and related remediation efforts described above, there were no changes in the Company’s internal control over financing reporting (as defined in Exchange Act Rule 13a-15(f)) during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
This report is included in Item 8 on page 59 and is incorporated herein by reference.
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
This report is included in Item 8 on page 60 and is incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION.
(a) On June 9, 2022, the Company entered into a Termination of Sublease Agreement (“Termination”) with Red Square LLC (the “Sublandlord”), pursuant to which the Company terminated its existing Sublease dated February 22, 2021. Simultaneously, the Company entered into a Lease Agreement (the “New Lease”) with Santa Teresa Capital, LLC (the “Landlord”). Both the Termination and the New Lease relate to the Company’s lease of a portion of a building in Mobile, Alabama that houses the Company’s principal executive office (the “Property”).
The New Lease is for a term of 84 months beginning July 1, 2022, with three renewal options of 60 months each. The monthly rent under the New Lease is $32,866 for months 1-15, $35,000 for months 16-63, and $38,500 for months 64-84. The renewal options provide for monthly rent of $48,120 for the first renewal period, $48,294 for the second renewal period, and $54,089 for the third renewal period. The New Lease is a net lease, with the Company as tenant responsible for taxes, utilities, and insurance on the Property. The New Lease contains customary representations, warranties, covenants and indemnities by the parties, as well as provisions relating to maintenance, insurance, casualty, condemnation, assignment, subleasing, default and remedies.
The foregoing summary of the Termination Agreement and the New Lease does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Termination Agreement and the New Lease, copies of which are attached to this Form 10-K as Exhibits 10.1 and 10.2, respectively, and are incorporated herein by reference. This disclosure is intended to satisfy the requirements of Items 1.01, 1.02, and 2.03 of Form 8-K.
(b) Rule 10b5-1 Trading Arrangements
From time to time, members of the Company's Board of Directors and officers of the Company may enter into Rule 10b5-1 trading plans, which allow for the purchase or sale of common stock under pre-established terms at times when directors and officers might otherwise be prevented from trading under insider trading laws or because of self-imposed blackout periods. Such trading plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and comply with the Company's insider trading policy. During the three months ended December 31, 2024, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
We have adopted an Insider Trading Policy governing the purchase, sale, and other disposition of our securities by our directors, officers, and employees, and by the Company. We believe this policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations and listing standards applicable to the Company. A copy of our Insider Trading Policy is filed as Exhibit 19 to this Form 10-K.
Other information required by this Item regarding executive officers is included in Part I of this Form 10-K under the caption "Executive Officers" in accordance with Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K.
Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from TruBridge’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (the "2025 Proxy Statement") to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2025 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The additional information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2025 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2025 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2025 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) and (2) and (c) – Financial Statements and Financial Statement Schedules.
Financial Statements: The Financial Statements and related Financial Statements Schedule of TruBridge are included herein in Part II, Item 8.
(a)(3) and (b) – Exhibits.
The exhibits listed on the Exhibit Index beginning on page 108 of this Annual Report on Form 10-K are filed herewith or are incorporated herein by reference.

ITEM 16.	FORM 10-K SUMMARY
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 17th day of March, 2025.

TRUBRIDGE, INC.

By:	/s/ Christopher L. Fowler
Christopher L. Fowler
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christopher L. Fowler	President, Chief Executive Officer and Director (principal executive officer)	March 17, 2025
Christopher L. Fowler

/s/ Vinay Bassi	Chief Financial Officer and Treasurer (principal financial officer)	March 17, 2025
Vinay Bassi

/s/ Vita MacIntyre	Controller (principal accounting officer)	March 17, 2025
Vita MacIntyre

/s/ Glenn P. Tobin	Chairperson of the Board	March 17, 2025
Glenn P. Tobin

/s/ Mark V. Anquillare	Director	March 17, 2025
Mark V. Anquillare
/s/ Regina M. Benjamin	Director	March 17, 2025
Regina M. Benjamin

/s/ Jerry G. Canada	Director	March 17, 2025
Jerry G. Canada

David A. Dye	Director	March 17, 2025
/s/ David A. Dye

/s/ Christopher T. Hjelm	Director	March 17, 2025
Christopher T. Hjelm

/s/ Amy O’Keefe	Director	March 17, 2025
Amy O’Keefe

/s/ Andris Upitis	Director	March 17, 2025
Andris Upitis

Exhibit Index
Effective as of March 4, 2024, we changed our name to TruBridge, Inc. By operation of law, any reference to “Computer Programs and Systems, Inc.” or “CPSI” in these exhibits should be read as “TruBridge” as set forth in the Exhibit List below.

Exhibit Number	Description

2.1
Securities Purchase Agreement, dated as of October 16, 2023, by and among Computer Programs and Systems, Inc., Viewgol, LLC, VG Sellers, Inc. and Travis Douglas Huffman, Kristen Closson and Harry Hopkinds (filed as Exhibit 2.1 to CPSI’s Current Report on Form 8-K dated October 17, 2023 and incorporated herein by reference)

2.2
Stock Purchase Agreement, dated as of January 16, 2024, by and among Computer Programs and Systems, Inc., PointClickCare Technologies USA Corp., Healthland Inc., and American HealthTech, Inc. (filed as Exhibit 2.1 to CPSI’s Current Report on Form 8-K dated January 17, 2024 and incorporated herein by reference)

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3.1 to TruBridge’s Current Report on Form 8-K dated March 4, 2024 and incorporated herein by reference)

3.3	Second Amended and Restated Bylaws dated October 25, 2024 (filed as Exhibit 3.1 to TruBridge’s Current Report on Form 8-K dated October 25, 2024 and incorporated herein by reference)

4.1
Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.1 to CPSI's Annual Report on Form 10-K for the period ended December 31, 2019 and incorporated herein by reference)

4.2
Rights Agreement, dated as of March 26, 2024, by and between TruBridge, Inc. and Computershare Trust Company, N.A., as Rights Agent (filed as Exhibit 4.1 to TruBridge’s Current Report on Form 8-K dated March 26, 2024 and incorporated herein by reference)

4.3
Amendment to the Rights Agreement, dated as of April 22, 2024, by and between TruBridge, Inc. and Computershare Trust Company, N.A., as Rights Agent (filed as Exhibit 4.2 to TruBridge’s Current Report on Form 8-K dated April 23, 2024 and incorporated herein by reference)

4.4
Second Amendment to the Rights Agreement, dated as of February 11, 2025, by and between TruBridge, Inc. and Computershare Trust Company, N.A., as Rights Agent (filed as Exhibit 4.3 to TruBridge’s Current Report on Form 8-K dated February 11, 2025 and incorporated herein by reference)

10.1	Termination of Sublease Agreement, dated June 9, 2022, by and between Computer Programs and Systems, Inc. and Red Square LLC

10.2	Single Tenant/Stand Alone Absolute Net Lease, dated June 9, 2022, by and between Computer Programs and Systems, Inc. and Santa Teresa Capital, LLC

10.3
Form of Indemnity Agreement entered into by CPSI and each of its non-employee directors (filed as Exhibit 10.1 to CPSI’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 and incorporated herein by reference)

10.4*
Computer Programs and Systems, Inc. Amended and Restated 2019 Incentive Plan (filed as Exhibit 5.1 to TruBridge’s Annual Report on Form 10-K for the period ended December 31, 2023 and incorporated herein by reference)

10.5*	Form of Non-Employee Director Restricted Stock Award Agreement under the 2019 Incentive Plan

10.6*
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

10.9*	Form of Restricted Stock Award Agreement under the 2019 Incentive Plan (for grants in 2024 and 2025)

10.10*	Form of Performance-Based Cash Bonus Award Agreement under the 2019 Incentive Plan (for grants in 2024)

10.11*	Form of Performance Share Award Agreement under the 2019 Incentive Plan (for grants in 2024)

10.12*	Form of Performance-Based Cash Bonus Award Agreement under the 2019 Incentive Plan (for grants in 2025)

10.13*	Form of Performance Share Award Agreement under the 2019 Incentive Plan (for grants in 2025)

10.14
Form of Executive Severance Agreement entered into between Computer Programs and Systems, Inc. and each executive officer (other than Christopher L. Fowler) (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated June 26, 2023 and incorporated herein by reference)

10.15*	Chief Sales Officer Compensation Plan for Dawn M. Severance (Jan. 1, 2024 – Dec. 31, 2024) (filed as Exhibit 10.9 to TruBridge's Annual Report on Form 10-K for the period ended December 31, 2023)

10.16*	Chief Sales Officer Compensation Plan for Dawn M. Severance (Jan. 1, 2025 – Dec. 31, 2025)

10.17*
Employment Agreement, dated July 1, 2022, by and between the Company and Christopher L. Fowler (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated July 7, 2022 and incorporated herein by reference)

10.18*
Restricted Stock Award Agreement, dated July 1, 2022, by and between the Company and Christopher L. Fowler (filed as Exhibit 10.2 to CPSI’s Current Report on Form 8-K dated July 7, 2022 and incorporated herein by reference)

10.19*	Offer of Employment for Vinay Bassi, dated October 18, 2023 (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated November 7, 2023 and incorporated herein by reference)

10.20*
Cash Retention Agreement, dated November 1, 2023, between Computer Programs and Systems, Inc. and Vinay Bassi (filed as Exhibit 10.2 to CPSI’s Current Report on Form 8-K dated November 7, 2023 and incorporated herein by reference)

10.21*
General Release of Claims, dated December 31, 2023, entered into by Matthew J. Chambless (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated January 5, 2024 and incorporated herein by reference)

10.22*
Cash Retention Agreement, dated March 27, 2024, between TruBridge, Inc. and Vita MacIntyre (filed as Exhibit 10.1 to TruBridge’s Current Report on Form 8-K dated April 1, 2024 and incorporated herein by reference)

10.23	General Release of Claims, dated December 31, 2024, entered into by David A. Dye

10.24
Amended and Restated Credit Agreement, dated as of June 16, 2020, by and among Computer Programs and Systems, Inc., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated June 18, 2020 and incorporated herein by reference)

10.25
Amended and Restated Pledge and Security Agreement, dated as of June 16, 2020, by and among the parties identified as Obligors therein and Regions Bank, as collateral agent (filed as Exhibit 10.2 to CPSI’s Current Report on Form 8-K dated June 18,2020 and incorporated herein by reference)

10.26
First Amendment, dated as of May 2, 2022, to the Amended and Restated Credit Agreement, dated as of June 16, 2020, by and among Computer Programs and Systems, Inc., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to CPSI’s Current Report on 8-K dated May 3, 2022 and incorporated herein by reference)

10.27
Second Amendment, dated as of March 10, 2023, to the Amended and Restated Credit Agreement, dated as of June 16, 2020, by and among Computer Programs and Systems, Inc., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.22 to CPSI's Annual Report on Form 10-K for the period ended December 31, 2022 and incorporated herein by reference)

10.28
Waiver (of Amended and Restated Credit Agreement), dated as of November 8, 2023, by and among Computer Programs and Systems, Inc., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to CPSI’s Quarterly Report on Form 10-Q for the period ended September 30, 2023 and incorporated herein by reference)

10.29
Third Amendment, dated as of January 16, 2024, to the Amended and Restated Credit Agreement, dated as of June 16, 2020, by and among Computer Programs and Systems, Inc., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated January 17, 2024 and incorporated herein by reference)

10.30
Fourth Amendment, dated as of February 29, 2024, to the Amended and Restated Credit Agreement, dated as of June 16, 2020, by and among Computer Programs and Systems, Inc., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated February 29, 2024 and incorporated herein by reference)

10.31
Cooperation Agreement, dated as of February 11, 2025, by and between Trubridge, Inc. and Pinetree Capital Ltd. and L6 Holdings Inc. (filed as Exhibit 10.1 to TruBridge’s Current Report on Form 8-K dated February 11, 2025 and incorporated herein by reference)

10.32
Cooperation Agreement, dated as of February 11, 2025, by and between Trubridge, Inc. and Ocho Investments LLC (filed as Exhibit 10.2 to TruBridge’s Current Report on Form 8-K dated February 11, 2025 and incorporated herein by reference)

19.1	TruBridge, Inc. Insider Trading Policy

21.1	Subsidiaries of the registrant

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97
Computer Programs and Systems, Inc. Policy for the Recovery of Erroneously Awarded Compensation (filed as Exhibit 97 to TruBridge’s Annual Report on Form 10-K/A for the period ended December 31, 2023 and incorporated herein by reference)

101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Stockholders' Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management compensation plan or arrangement