Form 10-Q
period 2025-03-31
TruBridge, Inc.
filed 2025-05-09
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2025, there were 15,023,378 shares of the issuer’s common stock outstanding.

TRUBRIDGE, INC.
Quarterly Report on Form 10-Q
(For the three months ended March 31, 2025)

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
TRUBRIDGE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$10,124	$12,324
Accounts receivable, net of allowance for credit losses of $4,915 and $5,861	56,575	53,753
Current portion of financing receivables, net of allowance for credit losses of $544 and $417	2,441	4,663
Inventories	595	767
Prepaid income taxes	2,599	2,886
Prepaid expenses and other current assets	14,394	15,275
Assets held for sale	606	606
Total current assets	87,334	90,274
Property and equipment, net	2,361	2,294
Software development costs, net	42,379	41,474
Operating lease right-of-use assets	2,856	3,092
Financing receivables, less current portion, net of allowance for credit losses of $258 and $21	4	232
Other assets, less current portion	7,681	7,786
Intangible assets, net	73,654	76,707
Goodwill	172,573	172,573
Total assets	$388,842	$394,432
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,870	$15,040
Current portion of long-term debt	2,980	2,980
Deferred revenue	9,456	10,653
Accrued vacation	5,455	4,770
Income taxes payable	5,167	3,538
Other accrued liabilities	13,755	15,994
Total current liabilities	51,683	52,975
Long-term debt, less current portion	164,853	168,598
Operating lease liabilities, less current portion	2,062	2,293
Deferred tax liabilities	1,736	1,871
Total liabilities	220,334	225,737
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.001 par value; 30,000 shares authorized; 15,708 shares issued at March 31, 2025 and 15,522 shares issued at December 31, 2024	15	15
Additional paid-in capital	202,279	201,066
Accumulated deficit	(14,493)	(14,952)
Accumulated other comprehensive income	39	45
Treasury stock, 685 shares at March 31, 2025 and 619 shares at December 31, 2024	(19,332)	(17,479)
Total stockholders’ equity	168,508	168,695
Total liabilities and stockholders’ equity	$388,842	$394,432
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUBRIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues
Financial Health	$56,133	$53,439
Patient Care	31,075	30,678
Total revenues	87,208	84,117
Expenses
Costs of revenue (exclusive of amortization and depreciation)
Financial Health	27,192	29,597
Patient Care	12,321	12,162
Total costs of revenue (exclusive of amortization and depreciation)	39,513	41,759
Product development	8,247	10,689
Sales and marketing	5,409	6,592
General and administrative	19,464	19,396
Amortization	6,124	5,869
Depreciation	291	400
Total expenses	79,048	84,705
Operating income (loss)	8,160	(588)
Other income (expense):
Interest expense	(3,382)	(4,072)
Other income	144	1,422
Total other expense	(3,238)	(2,650)
Income (loss) before taxes	4,922	(3,238)
Provision (benefit) for income taxes	4,463	(1,384)
Net income (loss)	$459	$(1,854)
Net income (loss) per common share—basic	$0.03	$(0.13)
Net income (loss) per common share—diluted	$0.03	$(0.13)
Weighted average shares outstanding used in per common share computations:
Basic	14,370	14,234
Diluted	14,370	14,234
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUBRIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$459	$(1,854)
Other comprehensive income (loss):
Foreign currency translation adjustment	(6)	113
Comprehensive income (loss)	$453	$(1,741)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUBRIDGE, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Earnings (Deficit)	Treasury Stock	Total Stockholders’ Equity

	Shares	Amount
Three Months Ended March 31, 2025 and 2024:
Balance at December 31, 2024	15,522	$15	$201,066	$45	$(14,952)	$(17,479)	$168,695
Net income	—	—	—	—	459	—	459
Foreign currency translation adjustment	—	—	—	(6)	—	—	(6)
Issuance of restricted stock	198	—	—	—	—	—	—
Forfeiture of restricted stock	(12)	—	—	—	—	—	—
Stock-based compensation	—	—	1,213	—	—	—	1,213
Treasury stock acquired	—	—	—	—	—	(1,853)	(1,853)
Balance at March 31, 2025	15,708	$15	$202,279	$39	$(14,493)	$(19,332)	$168,508

Balance at December 31, 2023	15,121	$15	$195,546	$—	$5,487	$(17,075)	$183,973
Net loss	—	—	—	—	(1,854)	—	(1,854)
Foreign currency translation adjustment	—	—	—	113	—	—	113
Issuance of restricted stock	495	—	—	—	—	—	—
Forfeiture of common stock	(44)	—	—	—	—	—	—
Stock-based compensation	—	—	800	—	—	—	800
Treasury stock acquired	—	—	—	—	—	(342)	(342)
Balance at March 31, 2024	15,572	$15	$196,346	$113	$3,633	$(17,417)	$182,690
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUBRIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating Activities:
Net income (loss)	$459	$(1,854)
Adjustments to net income (loss):
Provision for credit losses	706	500
Deferred taxes	(135)	(2,982)
Stock-based compensation	1,213	800
Depreciation	291	400
Gain on sale of business	(53)	(1,250)
Amortization of acquisition-related intangibles	3,053	3,127
Amortization of software development costs	3,071	2,742
Amortization of deferred finance costs	130	107
Non-cash operating lease costs	269	675
Changes in operating assets and liabilities:
Accounts receivable	(3,254)	(4,982)
Financing receivables	2,087	628
Inventories	172	(505)
Prepaid expenses and other current assets	(1,425)	772
Accounts payable	281	1,253
Deferred revenue	(1,197)	1,006
Operating lease liabilities	(275)	(583)
Other liabilities	(1,550)	(2,573)
Income taxes, net	1,917	685
Net cash provided by (used in) operating activities	5,760	(2,034)
Investing Activities:
Sale of business, net of cash and cash equivalents sold	2,102	21,410
Investment in software development	(3,976)	(4,839)
Purchase of property and equipment	(358)	(177)
Net cash (used in) provided by investing activities	(2,232)	16,394
Financing Activities:
Payments of long-term debt principal	(875)	(875)
Proceeds from revolving line of credit	1,325	15,423
Payments of revolving line of credit	(4,325)	(27,729)
Debt issuance costs	—	(529)
Treasury stock purchases	(1,853)	(342)
Net cash used in financing activities	(5,728)	(14,052)
Increase (decrease) in cash and cash equivalents	(2,200)	308
Change in cash and cash equivalents included in assets sold	—	(41)
Cash and cash equivalents at beginning of period	12,324	3,848
Cash and cash equivalents at end of period	$10,124	$4,115
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,501	$6,820
Cash paid for income taxes	$2,681	$1,000
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
Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2024 was derived from the audited consolidated balance sheet at that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of TruBridge, Inc. (“TruBridge” or the “Company”) for the year ended December 31, 2024 and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Reportable Segments Presentation Changes
In May 2024, the Company realigned its reporting structure due to certain organizational changes. As a result, the Company changed from three reportable segments of (i) Revenue Cycle Management (“RCM”), (ii) Electronic Health Records (“EHR”), and (iii) Patient Engagement to two reportable segments of (i) RCM and (ii) EHR. The Patient Engagement segment results have been transitioned into the EHR segment. As part of the realignment, the reportable segment naming convention was updated. The previously reported RCM segment has been updated to Financial Health, and the former EHR segment has been updated to Patient Care. The change is intended to improve connectivity and alignment between the two business units to better serve our clients and more accurately reflect how the Company’s management views and operates the business. All prior segment information has been recast to reflect the Company's new segment structure and current period presentation. Refer to Note 17 - Segment Reporting for more information.
Revision of Previously Issued Financial Statements
During the year ended December 31, 2024, the Company reversed revenue from customers that was recognized improperly during the prior year. The Company assessed the materiality of this error on prior period consolidated financial statements in accordance with the SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.” In its assessment, the Company concluded based on quantitative and qualitative analysis that this error was not material to the Company’s consolidated financial statements for the 2023 fiscal year or any interim periods therein.

Accordingly, the Company made corrections, as disclosed in the table below, to the condensed consolidated financial statements for the three months ended March 31, 2024:

(In thousands, except per share data)	As previously reported	Impact of revision	As adjusted
Condensed Consolidated Statement of Operations
Revenue:
Financial Health	$53,038	$401	$53,439
Patient Care	30,209	469	30,678
Total revenue	$83,247	$870	$84,117
Operating loss	(1,458)	870	(588)
Loss before taxes	(4,108)	870	(3,238)
Benefit from income taxes	(1,592)	208	(1,384)
Net loss	(2,516)	662	(1,854)
Net loss per share - basic	$(0.17)	$0.04	(0.13)
Net loss per share - diluted	$(0.17)	$0.04	(0.13)

Condensed Consolidated Statement of Comprehensive Income (Loss)
Net income (loss)	$(2,516)	$662	$(1,854)
Comprehensive income (loss)	(2,403)	662	(1,741)

Condensed Consolidated Statement of Equity
Retained Earnings Balance at December 31, 2023	$8,132	$(2,645)	$5,487
Total Stockholders’ Equity at December 31, 2023	186,618	(2,645)	183,973
Net income (loss)	(2,516)	662	(1,854)
Retained Earnings	5,616	(1,983)	3,633
Total Stockholders’ Equity at March 31, 2024	184,673	(1,983)	182,690

Condensed Consolidated Statement of Cash Flows
Net income (loss)	$(2,516)	$662	$(1,854)
Accounts receivable	(4,112)	(870)	(4,982)
Income taxes, net	477	208	685
Principles of Consolidation
The condensed consolidated financial statements of TruBridge include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
Subsequent Events
The Company has evaluated subsequent events through May 9, 2025, the date these condensed consolidated financial statements were issued. The Company concluded that no subsequent events have occurred that would require recognition or disclosure in the condensed consolidated financial statements other than what has been disclosed in these condensed consolidated financial statements and accompanying notes.

2.     RECENT ACCOUNTING PRONOUNCEMENTS
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires public entities to provide disclosure of disaggregated information in the entity’s tax rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09.
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures” (“ASU 2024-03”), which requires additional disclosure of certain costs and expenses within the notes to the financial statements. The new standard is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The new standard is to be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.
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
•Financial Health
Our Financial Health business unit provides an array of revenue cycle management (“RCM”) services consisting of accounts receivable management, private pay services, insurance services, medical coding, electronic billing, statement processing, payroll processing, and contract management. Fees are recognized over the period of the client contractual relationship as the services are performed. We generally determine stand-alone selling prices (“SSP”) based on a standard list price for each product, taking into consideration certain factors, including contract length and the number of subscriptions or licenses purchased within the contract. Judgment is required in determining whether performance obligations are distinct, the SSP, and the amount of variable consideration to reflect the transaction price. Fees for many of these services are invoiced, and revenue recognized accordingly, based on the volume of transactions or a percentage of client accounts receivable collections. Payment is due monthly for RCM services with certain amounts varying based on utilization and/or volumes.
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
•Recurring Revenues
•Software application support and hardware maintenance services sold with software licenses and hardware are separate and distinct performance obligations. Revenue for support and maintenance services is recognized based on SSP, which is the renewal price, ratably over the life of the contract, which is generally three to five years. Payment is due either monthly for support and maintenance services provided or for the full amount of annual support fees at the beginning of an annual license.
•Revenue from subscriptions to third-party content is recognized as a separate performance obligation ratably over the subscription term based on SSP, which is cost plus a reasonable margin, and revenue is recognized on a gross basis. Payment is due monthly for subscriptions to third-party content.
•SaaS arrangements for EHR software and related conversion and training services are considered a single performance obligation. Revenue is recognized on a monthly basis as the SaaS and related services are provided to the client over the contract term. Payment is due monthly for SaaS and related services.
•Term-based software licenses are considered a separate and distinct performance obligation. Revenue is recognized based on SSP, which is directly observable, at the point in time the term-based licenses are delivered to the client or upon annual renewal. Payment is generally due upon delivery of licenses or annual renewal.
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

The following table represents revenues disaggregated by category for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(In thousands)	2025	2024
Recurring revenues
Financial Health	$55,263	$52,116
Patient Care	26,707	28,544
Total recurring revenues	81,970	80,660

Non-recurring revenues
Financial Health	870	1,323
Patient Care	4,368	2,134
Total non-recurring revenues	5,238	3,457
Total revenues	$87,208	$84,117
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
The following table details deferred revenue recorded and revenue recognized from amounts included in deferred revenue for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(In thousands)	2025	2024
Beginning balance	$10,653	$8,677
Deferred revenue recorded	2,967	4,360
Less deferred revenue recognized as revenue	(4,164)	(3,958)
Ending balance	$9,456	$9,079
The deferred revenue recorded during the three months ended March 31, 2025 and 2024 is comprised primarily of the annual renewals of certain software subscriptions billed during the first quarter of each year and deposits collected for future Patient Care software installations. The deferred revenue recognized as revenue during the three months ended March 31, 2025 and 2024 is comprised primarily of the periodic recognition of annual renewals that were deferred until earned and deposits for future Patient Care software installations that were earned during the period.
Costs to Obtain and Fulfill Contracts with a Customer
Costs to obtain contracts include the sales commission paid to the Company sales force related to SaaS and Financial Health arrangements, which are capitalized and amortized ratably over the expected life of the customer contract. As a practical expedient, we generally recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset would have been one year or less. Costs to obtain a contract are recorded within the caption “Expenses - Sales and marketing” in the accompanying condensed consolidated statements of operations.
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
Costs to obtain and fulfill contracts related to SaaS and Financial Health arrangements are included within the “Prepaid expenses and other current assets” and "Other assets, net of current portion" line items on our condensed consolidated balance sheets. The following table details the costs to obtain and fulfill contracts with customers for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(In thousands)	2025	2024
Beginning balance	$12,587	$13,115
Costs to obtain and fulfill contracts capitalized	1,863	1,703
Less costs to obtain and fulfill contracts recognized as expense	(1,863)	(1,884)
Ending balance	$12,587	$12,934
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
As part of the divestiture, as of January 16, 2024 we entered into a transition services agreement (“TSA”) with Buyer to assist them in the transition of certain functions, including, but not limited to, information technology, finance and accounting, for an initial period of 18 months, with certain services being completed prior to the 18-month period. In addition to the agreed upon services, the TSA allows for additional services to be offered by the Company pursuant to a mutually agreed upon amendment to the TSA. No such amendments have been executed as of March 31, 2025. The Company has $0.3 million in receivables from Buyer for the TSA services reflected under the caption “Accounts receivable” in the condensed consolidated balance sheet as of March 31, 2025.
For the three months ended March 31, 2025 and 2024, the Company has recorded a $0.1 million and $1.3 million gain on sale, respectively, which is reflected under the caption “Other income (expense)” in the condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024.
For the three months ended March 31, 2025, the Company received the general indemnity escrow of $2.5 million, partially offset by $0.3 million for the working capital adjustment.
The following table presents the pretax loss for AHT that is included in our condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(In thousands)	2025	2024

Pretax loss	$—	$(257)

5. PROPERTY AND EQUIPMENT
Property and equipment, net was comprised of the following at March 31, 2025 and December 31, 2024:

(In thousands)	March 31, 2025	December 31, 2024
Buildings and improvements	52	52
Computer equipment	11,311	10,963
Leasehold improvements	246	246
Office furniture and fixtures	550	540
Automobiles	18	18
Property and equipment, gross	12,177	11,819
Less: accumulated depreciation	(9,816)	(9,525)
Property and equipment, net	$2,361	$2,294
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
During the fourth quarter of 2024, the Company committed to a plan to sell land and a building located in Mobile, Alabama and determined the assets met the criteria for classification as held for sale as of December 31, 2024. As of December 31, 2024 and March 31, 2025, the Company recorded the assets held for sale at their fair value of $0.6 million, which equals the estimated fair value less costs to sell the property of $0.1 million, which is included in “Assets held for sale” in the accompanying condensed consolidated balance sheets. On April 9, 2025, the Company sold the building and a portion of the land for $0.3 million. The carrying value of the assets sold included in “Assets held for sale” is $0.2 million. The remaining unsold land has an estimated fair value of approximately $0.4 million.
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
Software development costs, net was comprised of the following at March 31, 2025 and December 31, 2024:

(In thousands)	March 31, 2025	December 31, 2024
Software development costs	$72,781	$68,805
Less: accumulated amortization	(30,402)	(27,331)
Software development costs, net	$42,379	$41,474

7.     OTHER ACCRUED LIABILITIES
Other accrued liabilities was comprised of the following at March 31, 2025 and December 31, 2024:

(In thousands)	March 31, 2025	December 31, 2024
Salaries and benefits	$7,790	$9,050
Severance	1,004	1,702
Commissions	915	1,191
Operating lease liabilities, current portion	934	944
Other	3,112	3,107
Other accrued liabilities	$13,755	$15,994

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
The Company's unvested restricted stock awards (see Note 10 - Stock-Based Compensation and Equity) are considered participating securities under ASC 260, Earnings Per Share, because they entitle holders to non-forfeitable rights to dividends until the awards vest or are forfeited. When a company has a security that qualifies as a “participating security,” ASC 260 requires the use of the two-class method when computing basic EPS. The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In determining the amount of net income to allocate to common stockholders, income is allocated to both common stock and participating securities based on their respective weighted average shares outstanding for the period, with net income attributable to common stockholders ultimately equaling net income less net income attributable to participating securities. Diluted EPS for the Company's common stock is computed using the more dilutive of the two-class method or the treasury stock method.

The following is a calculation of the basic and diluted EPS for the Company's common stock, including a reconciliation between net income and net income attributable to common stockholders:

	Three Months Ended March 31,
(In thousands, except per share data)	2025	2024
Net income (loss)	$459	$(1,854)
Less: Net (income) loss attributable to participating securities	(17)	49
Net income (loss) attributable to common stockholders	$442	$(1,805)

Weighted average shares outstanding used in basic per common share computations	14,370	14,234
Add: Dilutive potential common shares	—	—
Weighted average shares outstanding used in diluted per common share computations	14,370	14,234

Basic EPS	$0.03	$(0.13)
Diluted EPS	$0.03	$(0.13)
During 2023, 2024 and 2025, performance share awards were granted to certain executive officers and key employees of the Company that will result in the issuance of common stock if the predefined performance criteria are met. The awards provide for an aggregate target of 502,804 shares, of which none have been included in the calculation of diluted EPS for the three months ended March 31, 2025 because the related threshold award performance levels have not been achieved as of March 31, 2025. See Note 10 - Stock-Based Compensation and Equity for more information.

9.     INCOME TAXES
Effective tax rate
The Company determines the tax provision for interim periods using an estimate of our annual effective tax rate ("ETR") adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual ETR, and if our estimated annual ETR changes, we make a cumulative adjustment. If a reliable estimate of the annual ETR cannot be made, the actual ETR for the year to date may be the best estimate of the annual ETR.
Our estimated annual ETR, including discrete items, for the three months ended March 31, 2025, was 90.7% compared to 42.7% for the three months ended March 31, 2024. The primary contributing factors to the difference between the estimated annual ETR for the three months ended March 31, 2025 of 90.7% and the statutory tax rate of 21%, are the increase in the federal and state valuation allowance on deferred tax assets and the decrease related to the windfall tax benefit from the restricted stock awards (“RSAs”) vested during the quarter. The estimated annual ETR differs from the comparable quarter primarily as a result of the increase in the valuation allowance, which was initially established during the quarter ended September 30, 2024.
The Company recognized $4.5 million of income tax expense for the three months ended March 31, 2025, primarily driven by its expected current taxable income and the valuation allowance against deferred tax assets.
Valuation allowance
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ending March 31, 2025. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.
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
The following table details total stock-based compensation expense for the three months ended March 31, 2025 and 2024, included in the condensed consolidated statements of operations:

	Three Months Ended March 31,
(In thousands)	2025	2024
Costs of revenue (exclusive of amortization and depreciation)	$199	$36
Other expenses (including G&A, S&M, and product development)	1,014	764
Pre-tax stock-based compensation expense	1,213	800
Less: income tax effect	(255)	(168)
Net stock-based compensation expense	$958	$632
The Company's stock-based compensation awards are in the form of restricted stock and performance share awards granted pursuant to the Company's Amended and Restated 2019 Incentive Plan (the "Plan"). As of March 31, 2025, there was $14.4 million of unrecognized compensation expense related to unvested and unearned, as applicable, stock-based compensation arrangements granted under the Plan, which is expected to be recognized over a weighted-average period of 2.3 years.
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
A summary of restricted stock activity under the Plan during the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Shares	Weighted-Average Grant Date Fair Value Per Share	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested restricted stock outstanding at beginning of period	569,337	$14.34	343,315	$29.08
Granted	197,786	27.42	495,003	10.03
Vested	(254,424)	15.55	(145,180)	31.90
Forfeited	(11,479)	11.79	(44,122)	31.32
Unvested restricted stock outstanding at end of period	501,220	$18.91	649,016	$14.73
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
A summary of performance share award activity under the Plan during the three months ended March 31, 2025 and 2024 is as follows, based on the target award amounts set forth in the performance share award agreements:

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Shares	Weighted-Average Grant Date Fair Value Per Share	Shares	Weighted-Average Grant Date Fair Value Per Share
Performance share awards outstanding at beginning of period	451,781	$19.02	273,791	$33.17
Granted	113,008	32.57	323,461	10.03
Forfeited or unearned	(61,985)	37.98	(85,149)	37.98
Performance share awards outstanding at end of period	502,804	$19.73	512,103	$18.24

Stock Repurchases
We repurchased 65,787 and 41,000 shares during the three months ended March 31, 2025 and 2024, respectively, to fund required tax withholdings related to the vesting of restricted stock.
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

On February 11, 2025, the Company and Computershare Trust Company, N.A. entered into the Second Amendment to the Rights Agreement. The amendment terminated the Rights Agreement by accelerating the expiration of the Rights to February 12, 2025. At the time of the termination of the Rights Agreement, all of the Rights, which were previously distributed to holders of the Company’s issued and outstanding common stock, par value $0.001, pursuant to the Rights Agreement, expired.
The Rights were only exercisable upon the occurrence of certain events, which did not occur prior to the Rights expiring during the first quarter of 2025.
11.   FINANCING RECEIVABLES
Short-Term Payment Plans
The Company provided fixed monthly payment arrangements ("short-term payment plans") over terms ranging from three to twelve months for certain add-on software installations. As a practical expedient, we do not adjust the amount of consideration recognized as revenue for the financing component as unearned income when we expect payment within one year or less. These receivables, included in the current portion of financing receivables, were comprised of the following at March 31, 2025 and December 31, 2024:

(In thousands)	March 31, 2025	December 31, 2024
Short-term payment plans, gross	$971	$1,521
Less: allowance for credit losses	(49)	(76)
Short-term payment plans, net	$922	$1,445
Long-Term Financing Arrangements
The Company provided financing for purchases of its information and patient care solutions to certain healthcare providers under long-term financing arrangements expiring in various years through 2028. Under long-term financing arrangements, the transaction price is adjusted by a discount rate that reflects market conditions that would be used for a separate financing transaction between the Company and licensee at contract inception, and takes into account the credit characteristics of the licensee and market interest rates as of the date of the agreement. As such, the amount of fixed fee revenue recognized at the beginning of the license term will be reduced by the calculated financing component. As payments are received from the licensee, the Company recognizes a portion of the financing component as interest income, reported as other income in the condensed consolidated statements of operations. These receivables typically have terms from two to seven years.
The components of these receivables were as follows at March 31, 2025 and December 31, 2024:

(In thousands)	March 31, 2025	December 31, 2024
Long-term financing arrangements, gross	$2,473	$4,100
Less: allowance for expected credit losses	(753)	(362)
Less: unearned income	(197)	(288)
Long-term financing arrangements, net	$1,523	$3,450
Future minimum payments to be received subsequent to March 31, 2025 are as follows:

(In thousands)
Years Ending December 31,
2025	$1,886
2026	470
2027	62
2028	55
Total minimum payments to be received	2,473
Less: allowance for credit losses	(753)
Less: unearned income	(197)
Receivables, net	$1,523

Credit Quality of Financing Receivables and Allowance for Credit Losses
The following table is a roll-forward of the allowance for credit losses for the three months ended March 31, 2025 and year ended December 31, 2024:

(In thousands)	Balance at Beginning of Period	Change in Provision	Charge-offs	Sale of AHT	Balance at End of Period
March 31, 2025	$438	$364	$—	$—	$802
December 31, 2024	$416	$397	$(373)	$(2)	$438
The Company’s financing receivables are comprised of a single portfolio segment, as the balances are all derived from short-term payment plan arrangements and long-term financing arrangements within our target market of rural and community hospitals. The Company evaluates the credit quality of its financing receivables based on a combination of factors, including, but not limited to, customer collection experience, current and future economic conditions, the customer’s financial condition, and known risk characteristics impacting the respective customer base of hospitals, the most notable of which relate to enacted and potential changes in Medicare and Medicaid reimbursement rates as hospitals typically generate a significant portion of their revenues and related cash flows from beneficiaries of these programs. In addition to specific account identification, the Company utilizes historical collection experience to establish the allowance for expected credit losses. Financing receivables are written off only after the Company has exhausted all collection efforts.
Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. To facilitate customer collection and credit monitoring efforts, financing receivable amounts are invoiced and reclassified to trade accounts receivable when they become due, with all invoiced amounts placed on non-accrual status. As a result, all past due amounts related to the Company’s financing receivables are included in trade accounts receivable in the accompanying condensed consolidated balance sheets. The following is an analysis of the age of financing receivables amounts (excluding short-term payment plans) that have been reclassified to trade accounts receivable and were past due as of March 31, 2025 and December 31, 2024:

(In thousands)	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due
March 31, 2025	$1,301	$871	$371	$2,543
December 31, 2024	$1,272	$317	$815	$2,404
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
Because amounts are reclassified to trade accounts receivable when they become due, there are no past due amounts included within current portion of financing receivables, net or financing receivables, less current portion in the accompanying condensed consolidated balance sheets.

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

(In thousands)	March 31, 2025	December 31, 2024
Stratification of uninvoiced client financing receivables based on aging of related trade accounts receivable:
Uninvoiced client financing receivables related to trade accounts receivable that are 1 to 90 Days Past Due	$490	$1,208
Uninvoiced client financing receivables related to trade accounts receivable that are 91 to 180 Days Past Due	752	259
Uninvoiced client financing receivables related to trade accounts receivable that are 181 + Days Past Due	879	1,316
Total uninvoiced client financing receivables balances of clients with a trade accounts receivable	$2,121	$2,783
Total uninvoiced client financing receivables of clients with no related trade accounts receivable	155	1,029
Total financing receivables with contractual maturities of one year or less	971	1,521
Less: allowance for credit losses	(802)	(438)
Total financing receivables	$2,445	$4,895

12. INTANGIBLE ASSETS AND GOODWILL
The following tables summarize the gross carrying amounts, accumulated amortization and accumulated impairment of identifiable intangible assets with definite lives by major class as of March 31, 2025 and December 31, 2024:

	March 31, 2025
(In thousands)	Customer Relationships	Trademark	Developed Technology	Non-Compete Agreements	Total
Gross carrying amount	$116,470	$7,720	$31,900	$1,620	$157,710
Accumulated amortization	(52,670)	(5,378)	(22,739)	(927)	(81,714)
Accumulated impairment	—	(2,342)	—	—	(2,342)
Net intangible assets as of March 31, 2025	$63,800	$—	$9,161	$693	$73,654
Weighted average remaining years of useful life	7.3	0.0	8.2	2.3	7.8

	December 31, 2024
(In thousands)	Customer Relationships	Trademark	Developed Technology	Non-Compete Agreements	Total
Gross carrying amount	$116,470	$7,720	$31,900	$1,620	$157,710
Accumulated amortization	(50,260)	(5,378)	(22,177)	(846)	(78,661)
Accumulated impairment	—	(2,342)	—	—	(2,342)
Net intangible assets as of December 31, 2024	$66,210	$—	$9,723	$774	$76,707
Weighted average remaining years of useful life	7.5	0.0	8.2	2.5	7.9

The following table represents the remaining amortization of definite-lived intangible assets as of March 31, 2025:

(In thousands)
For the year ended December 31,
2025	$9,137
2026	11,517
2027	10,497
2028	10,203
2029	10,095
Thereafter	22,205
Total	$73,654
The following table sets forth the change in the gross and carrying value of our goodwill balances by reportable segment for the three months ended March 31, 2025:

(In thousands)	Financial Health	Patient Care	Total
Gross value at December 31, 2024	$79,748	$128,738	$208,486
Accumulated impairment	—	(35,913)	(35,913)
Carrying value at December 31, 2024	79,748	92,825	172,573

Gross value at March 31, 2025	79,748	128,738	208,486
Accumulated impairment	—	(35,913)	(35,913)
Carrying value as of March 31, 2025	$79,748	$92,825	$172,573

Goodwill is evaluated for impairment annually on October 1, or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist.

13. LONG-TERM DEBT
Long-term debt was comprised of the following at March 31, 2025 and December 31, 2024:

(In thousands)	March 31, 2025	December 31, 2024
Term loan facility	$55,500	$56,375
Revolving credit facility	113,416	116,415
Debt obligations	168,916	172,790
Less: unamortized debt issuance costs	(1,083)	(1,212)
Debt obligation, net	167,833	171,578
Less: current portion	(2,980)	(2,980)
Long-term debt	$164,853	$168,598
As of March 31, 2025, the carrying value of debt approximated the fair value due to the variable interest rate, which in our opinion, reflected the market rate.
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
Anticipated annual future maturities of the term loan facility and revolving credit facility are as follows as of March 31, 2025:

(In thousands)
2025	$2,625
2026	3,500
2027	162,791
$168,916
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
As of September 30, 2023, we were not in compliance with the fixed charge coverage ratio required by the Amended and Restated Credit Agreement. On November 8, 2023, the Company and the Subsidiary Guarantors entered into a Waiver with Regions Bank, as administrative agent, and various other lenders, which provided for a one-time waiver of this failure as an event of default. As of December 31, 2023, the Company was similarly not in compliance with the fixed charge coverage ratio required by the Amended and Restated Credit Agreement, and a one-time waiver was provided in conjunction with the Fourth Amendment to the Amended and Restated Credit Agreement (described below). The Fourth Amendment decreased the required fixed charge coverage ratio from 1.25:1.00 to 1.15:100 for each fiscal quarter ending March 31, 2024 through December 31, 2024. After this period, the fixed coverage ratio reverts to 1.25:1.00 for fiscal quarters March 31, 2025 and thereafter. Any failure by us to comply with this or another covenant in the future may result in an event of default. There can be no assurance that we will be able to continue to comply with this covenant or obtain amendments or waivers to avoid future covenant violations, or that such amendments or waivers will be available on commercially acceptable terms.
Also under the First Amendment, the Company is required to comply with a maximum consolidated net leverage ratio of 3.50:1.00. Further, under the First Amendment, in connection with any acquisition by the Company exceeding $25 million, the Company may elect to increase the maximum permitted consolidated net leverage ratio for the fiscal quarter in which the acquisition occurs and each of the following three fiscal quarters by 0.50:1.00 above the otherwise permitted maximum. If the consolidated net leverage ratio is less than 2.50:1:00, there is no limit on the amount of incremental facilities. We were in compliance with the covenants contained in the Amended and Restated Credit Agreement, as amended, as of March 31, 2025.
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
14.   OPERATING LEASES
The Company leases office space in various locations in Alabama, Pennsylvania, and Mississippi. These leases have terms expiring from 2025 through 2029 but do contain optional extension terms. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.
Supplemental balance sheet information related to operating leases was as follows:

(In thousands)	March 31, 2025	December 31, 2024
Operating lease right-of-use assets:
Operating lease right-of-use assets	$2,856	$3,092
Operating lease liabilities:
Other accrued liabilities	934	944
Operating lease liabilities, less current portion	2,062	2,293
Total operating lease liabilities	$2,996	$3,237
Weighted average remaining lease term in years	3.4	3.6
Weighted average discount rate	4.1%	4.1%
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
The future minimum lease payments under these operating leases subsequent to March 31, 2025 are as follows:

(In thousands)
2025	$785
2026	1,020
2027	709
2028	462
2029	231
Total lease payments	3,207
Less imputed interest	(211)
Total	$2,996
Total lease expense for the three months ended March 31, 2025 and 2024 was $0.3 million and $0.5 million, respectively.
Total cash paid for amounts included in the measurement of lease liabilities within operating cash flows from operating leases for the three months ended March 31, 2025 and 2024 was $0.3 million and $0.5 million, respectively.

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
The CODM evaluate the performance of the segments based on revenues and Adjusted EBITDA (as defined below)1, as well as the expenses within each segment including cost of sales, product development, sales and marketing, and general and administrative. The CODM consider revenue, Adjusted EBITDA, and the related expenses to allocate resources for each segment during the annual budgeting and forecasting process. Monthly, the CODM consider forecast-to-actual variances for each of these performance measures to assess the performance of each segment. The CODM believe Adjusted EBITDA is a useful measure to assess the performance and liquidity of the Company as it provides meaningful operating results by excluding the effects of expenses that are not reflective of the Company’s operating business performance. Our CODM group was formerly comprised of the Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer. As of December 31, 2024, the Chief Operating Officer’s employment with the Company terminated and, as such, the CODM group is comprised of the Chief Executive Officer and Chief Financial Officer. Accounting policies for each of the reportable segments are the same as those used on a consolidated basis.
“Adjusted EBITDA” consists of GAAP net income (loss) as reported and adjusts for (i) depreciation expense; (ii) amortization of software development costs; (iii) amortization of acquisition-related intangibles; (iv) stock-based compensation; (v) severance and other non-recurring charges; (vi) interest expense and other, net; (vii) gain on sale of AHT; and (viii) the provision (benefit) for income taxes. There are no intersegment revenues to be eliminated in computing segment revenue.
The CODM do not evaluate operating segments nor make decisions regarding operating segments based on assets. Consequently, we do not disclose total assets by reportable segment.
1 Adjusted EBITDA is a non-GAAP measure. A reconciliation of Adjusted EBITDA to net income is included in this Note 17 - Segment Reporting.

The following table presents a summary of the revenues and Adjusted EBITDA of our two operating segments for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(In thousands)	2025	2024
Revenues:
Financial Health	$56,133	$53,439
Patient Care	31,075	30,678
Total revenues	87,208	84,117

Less:
Financial Health expenses:
Cost of sales (excluding depreciation and amortization and stock compensation expense)	$27,073	$29,523
Product development	3,109	2,427
Sales and marketing	3,830	4,282
General and administrative expenses	10,840	10,410
Total Financial Health expenses	$44,852	$46,642
Patient Care expenses:
Cost of sales (excluding depreciation and amortization and stock compensation expense)	$12,241	$12,202
Product development	4,930	8,049
Sales and marketing	1,395	2,171
General and administrative expenses	5,559	4,729
Total Patient Care expenses	$24,125	$27,151
Total expenses	$68,977	$73,793

Adjusted EBITDA by segment:
Financial Health	11,281	6,797
Patient Care	6,950	3,527
Total Adjusted EBITDA	$18,231	$10,324

The following table reconciles net income to Adjusted EBITDA:

	Three Months Ended March 31,
(In thousands)	2025	2024
Net income (loss), as reported	$459	$(1,854)
Depreciation expense	291	400
Amortization of software development costs	3,071	2,742
Amortization of acquisition-related intangibles	3,053	3,127
Stock-based compensation	1,213	800
Severance and other non-recurring charges	2,443	3,844
Interest expense and other, net	3,291	3,899
Gain on sale of AHT	(53)	(1,250)
Provision (benefit) for income taxes	4,463	(1,384)
Total Adjusted EBITDA	$18,231	$10,324

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations is intended to be read together with the unaudited condensed consolidated financial statements and related notes appearing elsewhere herein.
This discussion and analysis contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified generally by the use of forward-looking terminology and words such as "expects," "anticipates," "estimates," "believes," "predicts," "intends," "plans," "potential," "may," "continue," "should," "will" and words of comparable meaning. Without limiting the generality of the preceding statement, all statements in this report relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and future financial results are forward-looking statements. We caution investors that any such forward-looking statements are only predictions and are not guarantees of future performance. Certain risks, uncertainties and other factors may cause actual results to differ materially from those projected in the forward-looking statements. These risks include:

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
Information concerning these risks and other factors that could cause differences between forward-looking statements and future actual results is discussed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024.
Background
During much of the Company's history, our strategy, operations, and financial results have been largely associated with developments in the electronic health record ("EHR") industry. With the rapid maturity of the EHR industry and the increasing prevalence of and demand for outsourced revenue cycle management ("RCM") services and complementary solutions, we've seen our strategy, operations, and financial results naturally evolve to become more heavily associated with RCM, with Financial Health revenues comprising 64% of our consolidated revenue for 2024. In recognition of this significant shift in strategic focus, Computer Programs and Systems, Inc. changed its corporate name to TruBridge, Inc. on March 4, 2024. Contemporaneous with this name change, the former wholly-owned subsidiaries Evident, LLC, TruBridge, LLC, and TruCode, LLC were merged into the parent company, while the former wholly-owned subsidiary Rycan Technologies, Inc. was merged into its parent and another wholly-owned subsidiary, Healthland Holding Inc. With these changes, the Company's remaining legal structure includes TruBridge, Inc., the parent company, with Viewgol, LLC ("Viewgol"), TruBridge Healthcare Private Limited, iNetXperts, Corp. d/b/a Get Real Health, Healthcare Resource Group, Inc. ("HRG"), Healthland Holding Inc. (“HHI”), and Healthland, Inc. as its wholly-owned direct and indirect subsidiaries.
Founded in 1979, TruBridge is a leading provider of healthcare technology solutions and services for rural and community hospitals, their clinics and other healthcare systems. Our combined companies are focused on helping improve the health of the communities we serve, connecting communities for a better patient care experience, and improving the financial operations of our customers.
The Company operates its business in two operating segments, which are also our reportable segments: Financial Health and Patient Care. The individual subsidiaries align with the reporting segments and contribute towards the combined focus of improving the health of the communities we serve as follows:
•The Financial Health reporting segment focuses on providing business management, consulting, and managed IT services along with its complete RCM solution for all care settings, regardless of their primary healthcare information solutions provider. This reporting segment includes the operation of Viewgol, TruBridge Healthcare Private Limited, HRG, HHI and Healthland.
•The Patient Care segment provides comprehensive acute care EHR solutions and related services for hospitals and their physician clinics. The Patient Care segment also offers comprehensive patient engagement and empowerment technology solutions through the Get Real Health entity to improve patient outcomes and engagement strategies with care providers.
Our companies currently support rural and community hospitals and other healthcare systems with a geographically diverse patient mix within the domestic healthcare market. Our target market for our Financial Health and Patient Care solutions includes rural and community hospitals with fewer than 400 acute care beds and their clinics, as well as independent or small to medium sized chains of skilled nursing facilities. Most of our Patient Care customer base is comprised of hospitals with fewer than 100 beds.
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
Our growth strategy is heavily dependent on our ability to cross-sell Financial Health services into our Patient Care customer base. As such, retention of our existing Patient Care customers is a key component of our long-term growth strategy by protecting this base of potential Financial Health customers, while at the same time serving as a leading indicator of our market position and stability of revenues and cash flows.
We determine retention rates by reference to the amount of Patient Care recurring revenues that have not been lost due to customer attrition from our production environment customer base in the current year period compared to the same period in the prior year. Production environment customers are those that are using our applications to document live patient encounters, as opposed to legacy environment customers that have view-only access to historical patient records. Since 2019, these retention rates have consistently remained in the mid-to-high 90th percentile ranges. The retention rate for Patient Care in the last twelve months was 94.9% (the retention rate for the flagship TruBridge EHR product was 98.2%). We have increased customer retention efforts by enhancing support services, investing in tooling and instrumentation to proactively monitor for potential disruptions, and deploying in-application experience software that delivers application-specific insights while using our products.
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
Additionally, the revenues of many of the Company’s customers are highly reliant on Medicare, Medicaid and third party payers’ reimbursement funding rates. New legislation or additional changes in existing regulations could directly impact the governmental reimbursement programs in which the customers participate. Healthcare organizations with a large dependency on Medicare and Medicaid populations have been affected by the challenging financial condition of the federal government and many state governments and government programs. Accordingly, we recognize that prospective hospital clients often do not have the necessary capital to make investments in information technology while those with the necessary capital have become more selective in their investments. Despite these challenges, we believe healthcare IT will be an area of continued investment due to its unique potential to improve safety and efficiency and reduce costs while meeting current and future regulatory, compliance and government reimbursement requirements.
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
The overwhelming majority of our historical Patient Care installations have been under a perpetual license model, but customer demand has dramatically shifted towards a SaaS license model in the past several years. SaaS license models made up only 12% of annual new Patient Care installations in 2018, increasing to 100% during 2022 and through the first three months of 2025. These SaaS offerings are attractive to our clients because this configuration allows them to obtain access to advanced software products without a significant initial capital outlay. We expect this trend to continue for the foreseeable future, with the resulting impact on the Company’s financial statements being reduced Patient Care revenues in the period of installation in exchange for increased recurring periodic revenues (reflected in Patient Care revenues) over the term of the SaaS arrangement. This naturally places downward pressure on short-term revenue growth and profitability metrics, but benefits long-term revenue growth and profitability which, in our view, is consistent with our goal of delivering long-term shareholder value.
For customers electing to purchase our technology solutions under a traditional perpetual license, we have historically made financing arrangements available on a case-by-case basis, depending on the various aspects of the proposed contract and customer attributes. These financing arrangements have comprised the majority of our perpetual license installations over the past several years, and include short-term payment plans and longer-term lease financing through us or third-party financing companies. The aforementioned shift in customer preference and the Company’s turn towards SaaS arrangements has significantly reduced the frequency of new financing arrangements for customer purchases under a perpetual license. When combined with scheduled payments on existing financing arrangements, the reduced frequency of new financing arrangements has resulted in a substantial reduction in financing receivables during 2024 and the first three months of 2025.
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
We believe that our efforts towards margin optimization are well-timed, enabling a rapid response to actual or expected wage inflation in order to preserve Financial Health profitability, but we cannot guarantee that these efforts will fully eliminate any related margin deterioration. Our operating results have been in the past and could in the future be adversely affected by continued inflation particularly if increases in the costs of labor and labor-related costs, materials, supplies and equipment used in performing services (including the impact of potential tariffs) cannot be passed on to our customers.
In addition to wage inflation, we are a party to contracts with certain third-party suppliers and vendors that allow for annual price adjustments indexed to inflation. While we continually seek to proactively manage controllable expenses, inflationary pressure on costs has led to, and could lead to, erosion of margins.
Results of Operations
During the first three months of 2025, we generated revenues of $87.2 million from the sale of our products and services, compared to $84.1 million during the first three months of 2024, an increase of 4% primarily due to increased revenues in our Financial Health segment. Net income (loss) increased by $2.3 million to net income of $0.5 million during the first three months of 2025, compared to net loss of $1.9 million during the first three months of 2024. The increase was primarily driven by revenue growth, mainly in Financial Health, and a reduction in costs due to the global offshore initiative and cost optimization compared to the prior period.
The following table sets forth certain items included in our results of operations for the three months ended March 31, 2025 and 2024, expressed as a percentage of our total revenues for these periods:

	Three Months Ended March 31,
	2025		2024
(In thousands)	Amount	% Sales	Amount	% Sales
INCOME DATA:
Revenues
Financial Health	$56,133	64.4%	$53,439	63.5%
Patient Care	31,075	35.6%	30,678	36.5%
Total revenues	87,208	100.0%	84,117	100.0%
Expenses
Costs of revenue (exclusive of amortization and depreciation)
Financial Health	27,192	31.2%	29,597	35.2%
Patient Care	12,321	14.1%	12,162	14.5%
Total costs of revenue (exclusive of amortization and depreciation)	39,513	45.3%	41,759	49.6%
Product development	8,247	9.5%	10,689	12.7%
Sales and marketing	5,409	6.2%	6,592	7.8%
General and administrative	19,464	22.3%	19,396	23.1%
Amortization	6,124	7.0%	5,869	7.0%
Depreciation	291	0.3%	400	0.5%
Total expenses	79,048	90.6%	84,705	100.7%
Operating income (loss)	8,160	9.4%	(588)	(0.7)%
Other income (expense):
Other income	144	0.2%	1,422	1.7%
Interest expense	(3,382)	(3.9)%	(4,072)	(4.8)%
Total other expense	(3,238)	(3.7)%	(2,650)	(3.2)%
Income (loss) before taxes	4,922	5.6%	(3,238)	(3.8)%
Income tax expense (benefit)	4,463	5.1%	(1,384)	(1.6)%
Net income (loss)	$459	0.5%	$(1,854)	(2.2)%
Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024
Revenues
Total revenues for the three months ended March 31, 2025 increased by $3.1 million compared to the three months ended March 31, 2024.

	Three Months Ended March 31,
(In thousands)	2025	2024
Recurring revenues
Financial Health	$55,263	$52,116
Patient Care	26,707	28,544
Total recurring revenues	81,970	80,660
Non-recurring revenues
Financial Health	870	1,323
Patient Care	4,368	2,134
Total non-recurring revenues	5,238	3,457
Total revenues	$87,208	$84,117

Financial Health revenues increased by $2.7 million, or 5%, compared to the first quarter of 2024. The increase was driven by year over year growth in the core RCM services from new bookings. Recurring Financial Health revenues were $55.3 million, or 98% of total Financial Health revenues.
Patient Care revenues increased by $0.4 million, or 1%, compared to the first quarter of 2024, primarily due to an increase in installation and SaaS revenue from new contracts, partially offset by the divestiture of AHT and the impact from the sunset of our Centriq product. Centriq and AHT combined revenue accounted for $1.0 million in the first quarter of 2025, compared to $3.2 million in the first quarter of 2024. Patient Care revenue excluding Centriq and AHT was $30.1 million in the first quarter of 2025, up 9% from $27.5 million in the first quarter of 2024. Recurring Patient Care revenues decreased by $1.8 million, or 6%, compared to the first quarter of 2024, primarily due to a decline in support revenues due to the Centriq sunset and migration to SaaS arrangements. Non-recurring Patient Care revenues increased by $2.2 million compared to the first quarter of 2024, due to an increase in installation revenue from new contracts.
Costs of Revenue (exclusive of amortization and depreciation)
Total costs of revenue (exclusive of amortization and depreciation) decreased by $2.2 million compared to the first quarter of 2024. As a percentage of total revenues, costs of revenue (exclusive of amortization and depreciation) decreased to 45% of revenues during the first quarter of 2025 compared to 50% of revenues during the first quarter of 2024.
Costs associated with our Financial Health revenues decreased by $2.4 million, or 8%, compared to the first quarter of 2024, primarily driven by a reduction in domestic labor costs as a result of the transition to the global workforce.
Costs associated with our Patient Care revenues increased by $0.2 million, or 1%, compared to the first quarter of 2024, primarily due to hardware expenses supporting increased installations, partially offset by decreased labor costs due to the 2024 cost optimization and savings efforts.
Product Development
Product development expenses consist primarily of compensation and other employee-related costs (including stock-based compensation) and infrastructure costs incurred, but not capitalized, for new product development and product enhancements. Product development costs decreased by $2.4 million, or 23%, compared to the first quarter of 2024, primarily due to the run rate impact from the 2024 cost optimization initiative.
Sales and Marketing
Sales and marketing costs decreased by $1.2 million, or 18%, compared to the first quarter of 2024, driven by decreased employee travel, commissions timing, and a delay of the annual sales summit.
General and Administrative
General and administrative expenses remained relatively flat compared to the first quarter of 2024. This minor change was primarily driven by increases in professional service fees and labor costs, partially offset by a decrease in non-recurring severance costs.
Amortization & Depreciation
Combined amortization and depreciation expense increased by $0.1 million, or 2%, compared to the first quarter of 2024, as increasing capitalized software development asset balances resulted in an increase in the related amortization.
Total Other Expense
Total other expense increased by $0.6 million during the first quarter of 2025 compared to the first quarter of 2024 due to a $1.2 million gain recognized on the sale of AHT during the first quarter of 2024. The increase was partially offset by a decrease in interest expense of $0.7 million resulting from a reduction in the outstanding balance in our revolving credit facility and a reduction in the interest rate.
Income (Loss) Before Taxes
As a result of the foregoing factors, income (loss) before taxes increased by $8.2 million, to income before taxes of $4.9 million in the first quarter of 2025 compared to a loss before taxes of $3.2 million in the first quarter of 2024.

Income Tax Provision (Benefit)
Our effective tax rate for the three months ended March 31, 2025 was 90.7%, compared to 42.7% for the three months ended March 31, 2024. The Company recognized $4.5 million of expense for the three months ended March 31, 2025, primarily driven by its expected current taxable income and the valuation allowance against deferred tax assets.
Net Income (Loss)
As a result of the foregoing factors, net income (loss) for the first quarter of 2025 increased by $2.3 million to net income of $0.5 million, or $0.03 per basic and diluted share, compared to a net loss of $1.9 million, or $0.13 per basic and diluted share, for the first quarter of 2024.
Supplemental Segment Information
Our reportable segments have been determined in accordance with ASC 280 - Segment Reporting. We have two reportable operating segments: Financial Health and Patient Care. We evaluate each of our two operating segments based on segment revenues and segment Adjusted EBITDA (as defined below).
“Adjusted EBITDA” consists of GAAP net income as reported and adjusts for (i) depreciation expense; (ii) amortization of software development costs; (iii) amortization of acquisition-related intangibles; (iv) stock-based compensation; (v) severance and other non-recurring charges; (vi) interest expense and other, net; (vii) gain on sale of AHT; and (viii) the provision (benefit) for income taxes. The segment measurements provided to and evaluated by the chief operating decision makers (“CODM”) are described in Note 17 - Segment Reporting of the condensed consolidated financial statements. These results should be considered in addition to, and not as a substitute for, results reported in accordance with GAAP.
The following table presents a summary of the revenues and Adjusted EBITDA of our two operating segments for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Change
	2025	2024	$	%
(In thousands)
Revenues by segment:
Financial Health	$56,133	$53,439	$2,694	5%
Patient Care	31,075	30,678	397	1%
Total sales revenues	$87,208	$84,117	$3,091	4%

Adjusted EBITDA by segment:
Financial Health	$11,281	$6,797	$4,484	66%
Patient Care	6,950	3,527	3,423	97%
Total Adjusted EBITDA	$18,231	$10,324	$7,907	77%
Segment Revenues
Refer to the corresponding discussion of revenues for each of our reportable segments previously provided under the Revenues heading of this Management's Discussion and Analysis. There are no intersegment revenues to be eliminated in computing segment revenue.
Segment Adjusted EBITDA - Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024
Financial Health Adjusted EBITDA increased by $4.5 million, or 66%, compared to the first quarter of 2024, primarily due to increased revenue in the core RCM services, timing of higher margin product revenue, and margin growth from the global offshore transition.
Patient Care Adjusted EBITDA increased by $3.4 million, or 97%, compared to the first quarter of 2024 driven by higher SaaS and installation revenue, and the impact of the 2024 cost optimization savings efforts.

Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2025, the aggregate principal amount of our credit facilities was $230.0 million, which included a $70.0 million term loan facility and a $160.0 million revolving credit facility. As of March 31, 2025, we had $168.9 million in principal amount of indebtedness outstanding under the credit facilities.
As of March 31, 2025, we had cash and cash equivalents of $10.1 million and remaining borrowing capacity under the revolving credit facility of $46.6 million, compared to $12.3 million of cash and cash equivalents and $43.6 million of remaining borrowing capacity under the revolving credit facility as of December 31, 2024. We believe that these funding sources, taken together with the future operating cash flows of the combined entity, provide adequate resources to fund ongoing cash requirements for the next twelve months and beyond. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of filing of this Form 10-Q. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms. Aside from normal operating cash requirements, obligations under our Credit Agreement (as discussed below) and operating leases, and opportunistic uses of capital in share repurchases and business acquisition transactions, we do not have any material cash commitments or planned cash commitments. Although the Company currently has no obligations related to planned acquisitions, the Company's strategy includes the potential for future acquisitions, which may be funded through draws on the credit facilities or the use of the other sources of liquidity described above.
On October 16, 2023, we made a draw of $41.0 million on the revolving credit facility in connection with the closing of the Viewgol acquisition, leaving a remaining $40.6 million of available borrowing capacity under the revolving credit facility as of that date. A portion of the proceeds from the draw, together with available cash on hand, was used by the Company to make the various required payments at the closing of the acquisition. During February 2024, the Company used a portion of the proceeds received from the sale of AHT to repay $7.0 million of the outstanding balance of the revolving credit facility. Since the first quarter of 2024, the Company has made incremental payments totaling $14.0 million on the credit facilities, including an incremental payment of $3.0 million on the revolving credit facility during the three months ended March 31, 2025.
Operating Cash Flow Activities
Net cash provided by (used in) operating activities increased by $7.8 million to net cash provided by operating activities of $5.8 million for the three months ended March 31, 2025, compared to net cash used in operating activities of $2.0 million for the three months ended March 31, 2024. The increase in cash flows provided by operations is primarily due to increased collections from improved working capital management.
Investing Cash Flow Activities
Net cash provided by (used in) investing activities decreased by $18.6 million, to cash used in investing activities of $2.2 million during the three months ended March 31, 2025, compared to cash provided by investing activities of $16.4 million during the three months ended March 31, 2024. The decrease is primarily the result of the sale of AHT, which resulted in a net cash inflow of $21.4 million during the three months ended March 31, 2024, and an increase in purchases of property and equipment, partially offset by a decrease in investments in software development.
Financing Cash Flow Activities
During the three months ended March 31, 2025, our financing activities were a net use of cash in the amount of $5.7 million, as long-term debt principal payments of $5.2 million and $1.9 million used to repurchase shares of our common stock, which are treated as treasury stock, were partially offset by $1.3 million in borrowings from our revolving line of credit. Financing activities were a net use of cash in the amount of $14.1 million during the three months ended March 31, 2024, as long-term debt principal payments of $28.6 million and $0.3 million used to repurchase shares of our common stock, which are treated as treasury stock, were partially offset by $15.4 million in borrowings from our revolving line of credit.

Credit Agreement
As of March 31, 2025, we had $55.5 million in principal amount outstanding under the term loan facility and $113.4 million in principal amount outstanding under the revolving credit facility. Each of our credit facilities continues to bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted SOFR rate for the relevant interest period, subject to a floor of 0.50%, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month SOFR rate, subject to the aforementioned floor, plus one percent per annum, or (3) a combination of (1) and (2). The applicable margin for SOFR loans and the letter of credit fee ranges from 1.8% to 3.0%. The applicable margin for base rate loans ranges from 0.8% to 2.0%, in each case based on the Company's consolidated net leverage ratio. As of March 31, 2025, the revolving credit facility had an average interest rate of 7.32%.
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
Our credit facilities are secured pursuant to the Amended and Restated Credit Agreement, dated as of June 16, 2020, among the parties identified as obligors therein and Regions, as collateral agent, on a first priority basis by a security interest in substantially all of the tangible and intangible assets (subject to certain exceptions) of the Company and certain subsidiaries of the Company, as guarantors (collectively, the “Subsidiary Guarantors”), including certain registered intellectual property and the capital stock of certain of the Company’s direct and indirect subsidiaries. Our obligations under the Amended and Restated Credit Agreement are also guaranteed by the Subsidiary Guarantors. Refer to Note 13 of the condensed consolidated financial statements included herein for additional detail regarding our credit facilities.
Backlog
Backlog consists of revenues we reasonably expect to recognize over the next twelve months under existing contracts. The revenues to be recognized may relate to a combination of one-time fees for system sales and recurring fees for support and maintenance and RCM services. As of March 31, 2025, we had a twelve-month backlog of approximately $3.3 million in connection with non-recurring system purchases and approximately $327.8 million in connection with recurring payments under support and maintenance and RCM services. As of March 31, 2024, we had a twelve-month backlog of approximately $10.7 million in connection with non-recurring system purchases and approximately $320.7 million in connection with recurring payments under support and maintenance and RCM services.
Bookings
Bookings is a key operational metric used by management to assess the relative success of our sales generation efforts, and were as follows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(In thousands)	2025	2024
Financial Health (1)	$12,780	$14,391
Patient Care(2)	9,201	9,178
Total bookings	$21,981	$23,569
(1) Generally calculated as the annual contract value
(2) Generally calculated as the total contract value for system sales and SaaS, and annual contract value for maintenance and support
Financial Health
Financial Health bookings during the first quarter of 2025 decreased by $1.6 million, or 11%, from the first quarter of 2024. Net-new bookings decreased by $2.5 million, or 30%, partially offset by increased cross-sell bookings by $0.1 million, or 1%, excluding Viewgol. Viewgol bookings increased by $0.9 million, or 145%.

Patient Care
Patient Care bookings remained relatively flat during the first quarter of 2025, compared to the first quarter of 2024. This is primarily due to net-new bookings increasing by $1.3 million, or 32%, offset by add-on bookings decreasing by $1.2 million, or 24%.
Annual Contract Value
Effective January 2025, the Company will be providing bookings on an Annual Contract Value (“ACV”) basis in addition to the reported bookings amounts, which has historically represented a mix of ACV and Total Contract Value (“TCV”) for Patient Care. This new methodology of reporting total bookings at ACV represents the newly contracted revenue that is expected to be recognized over a twelve-month period. Over the course of 2025, the Company will be providing total bookings under both methodologies for year over year comparability before fully transitioning to ACV in 2026.
The below table represents bookings at the ACV methodology for the three months ended March 31, 2025:

Three Months Ended March 31,
(In thousands)	2025
Financial Health	$12,780
Patient Care	4,560
Total bookings	$17,340
Reported bookings may be subject to adjustments and potential cancellations prior to the satisfaction of the obligations to our customers. Our metrics may vary significantly from period to period for reasons unrelated to our operating performance and may differ from similarly titled measures presented by other companies.
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
In our Annual Report on Form 10-K for the year ended December 31, 2024, we identified our critical accounting policies and estimates related to revenue recognition, allowance for credit losses, business combinations, including valuation of intangible assets, software development costs, and estimates. There have been no significant changes to these critical accounting policies during the three months ended March 31, 2025.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk relates primarily to the potential fluctuations in the Secured Overnight Financing Rate ("SOFR"), which replaced the British Bankers Association London Interbank Offered Rate ("LIBOR") as the new benchmark interest rate for our credit facilities. We had $168.9 million of outstanding borrowings under our credit facilities with Regions Bank at March 31, 2025. The term loan facility and revolving credit facility bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted SOFR rate for the relevant interest period, subject to a floor of 0.50%, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month SOFR rate, subject to the aforementioned floor, plus one percent per annum, or (3) a combination of (1) and (2). Accordingly, we are exposed to fluctuations in interest rates on borrowings under the credit facilities. A one hundred basis point change in interest rate on our borrowings outstanding as of March 31, 2025 would result in a change in interest expense of approximately $1.7 million annually.

We did not have investments as of March 31, 2025 and do not utilize derivative financial instruments to manage our interest rate risks.

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
As of December 31, 2024, the Company’s management determined that a material weakness existed in that the Company’s management did not design and maintain effective process level control over the recording of revenue transactions which appropriately considered (1) shifts in the Company’s service and product offerings which result in different revenue recognition patterns, (2) customer contract additions, modifications or terminations, (3) contracts requiring manual intervention in the customer billing and/or revenue recognition process, (4) timely recognition of customer credits and rebills, and (5) individual contract terms which require recognition over time vs. a point in time.
The material weakness described above did not result in any material misstatements in our financial statements or disclosures for any period presented in the accompanying consolidated financial statements. This material weakness could create a reasonable possibility that a material misstatement in our consolidated financial statements would not be prevented or detected on a timely basis.
Management has concluded that the material weakness described above existed as of December 31, 2024 and continued through March 31, 2025.
Management’s Remediation Efforts
To address the material weakness described above, the Company is in the process of redesigning existing and implementing additional controls and procedures. We have begun implementation of customer contract life cycle management tools to ensure we maintain a complete, accurate and up-to-date inventory of customer contracts. We developed a detailed remediation plan to aid in the establishment of robust preventative controls. Additionally, we continue to strengthen the Company’s finance team and are working to build strong channels of communication and enhanced coordination between functions.
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
We believe that the foregoing actions will support the improvement of our internal control over financial reporting, and, through our continuous efforts to identify, design, and implement the necessary control activities, will be effective in remediating the material weakness. We will continue to devote time and attention to these remediation efforts. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address the material weakness or determine to modify the remediation plan described above.
Changes in Internal Control over Financial Reporting
On October 16, 2023, we acquired Viewgol, as further described in Note 3 - Business Combinations and Disposals of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. We continue to integrate policies, processes, people, technology and operations for our combined operations, and will continue to evaluate the impact of any related changes to internal controls over financial reporting during the fiscal year.
Except for the remediation activities that are being implemented and the changes related to Viewgol, both described above, there were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or operating results. There have been no material changes to the risk factors disclosed in Part 1, "Item 1A. Risk Factors" in our Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Repurchases of Equity Securities
The following table provides information about our repurchases of common stock during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Beginning of Period				$—
January 1, 2025 - January 31, 2025	—	—	—	—
February 1, 2025 - February 28, 2025	—	$—	—	—
March 1, 2025 - March 31, 2025	65,787	28.17	—	—
Total	65,787	$28.17	—
(1) We repurchased 65,787 shares during the three months ended March 31, 2025 to fund required tax withholdings related to the vesting of restricted stock.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
(a) None.
(b) Not applicable.
(c) Rule 10b5-1 Trading Arrangements
From time to time, members of the Company's Board of Directors and officers of the Company may enter into Rule 10b5-1 trading plans, which allow for the purchase or sale of common stock under pre-established terms at times when directors and officers might otherwise be prevented from trading under insider trading laws or because of self-imposed blackout periods. Such trading plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and comply with the Company's insider trading policy. During the quarter ended March 31, 2025, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

3.1	Certificate of Incorporation (incorporate by reference to Exhibit 3.4 to TruBridge, Inc.’s Registration Statement on Form S-1 (Registration No. 333-84726))

3.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of TruBridge, Inc.’s Current Report on Form 8-K filed March 4, 2024)

3.3	Second Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of TruBridge, Inc.’s Current Report on Form 8-K filed May 8, 2025)

3.4	Second Amended and Restated Bylaws dated October 25, 2024 (incorporated by reference Exhibit 3.1 of TruBridge, Inc.'s Current Report on Form 8-K filed October 25, 2024)

4.1
Rights Agreement dated as of March 26, 2024, by and between TruBridge, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 of TruBridge, Inc.’s Current Report on Form 8-K filed March 26, 2024)

4.2
Amendment to the Rights Agreement, dated as of April 22, 2024, by and between TruBridge, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.2 of TruBridge, Inc.’s Current Report on Form 8-K filed April 23, 2024)

4.3
Second Amendment to the Rights Agreement, dated as of February 11, 2025, by and between TruBridge, Inc. and Computershare Trust Company, N.A., as Rights Agent ( incorporated by reference to Exhibit 4.3 of TruBridge’s Current Report on Form 8-K filed February 12, 2025)

10.1
Cooperation Agreement, dated as of February 11, 2025, by and between Trubridge, Inc. and Pinetree Capital Ltd. and L6 Holdings Inc. (incorporated by reference to Exhibit 10.1 of TruBridge’s Current Report on Form 8-K filed February 12, 2025)

10.2
Cooperation Agreement, dated as of February 11, 2025, by and between Trubridge, Inc. and Ocho Investments LLC (incorporated by reference to Exhibit 10.2 of TruBridge’s Current Report on Form 8-K filed February 12, 2025)

10.3	TruBridge, Inc. Second Amended and Restated 2019 Incentive Plan (incorporated by reference to Exhibit 10.1 of TruBridge, Inc.’s Current Report on Form 8-K filed May 8, 2025)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

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

TRUBRIDGE, INC.

5/9/2025	By:	/s/ Christopher L. Fowler
Christopher L. Fowler
President and Chief Executive Officer

5/9/2025	By:	/s/ Vinay Bassi
Vinay Bassi
Chief Financial Officer