Form 10-Q
period 2025-06-30
TruBridge, Inc.
filed 2025-08-08
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 5, 2025, there were 15,011,642 shares of the issuer’s common stock outstanding.

TRUBRIDGE, INC.
Quarterly Report on Form 10-Q
(For the three and six months ended June 30, 2025)

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
TRUBRIDGE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$12,279	$12,324
Accounts receivable, net of allowance for credit losses of $5,208 and $5,861	56,432	53,753
Current portion of financing receivables, net of allowance for credit losses of $560 and $417	2,727	4,663
Inventories	444	767
Prepaid income taxes	3,459	2,886
Prepaid expenses and other current assets	14,473	15,275
Assets held for sale	445	606
Total current assets	90,259	90,274
Property and equipment, net	2,559	2,294
Software development costs, net	43,317	41,474
Operating lease right-of-use assets	2,617	3,092
Financing receivables, less current portion, net of allowance for credit losses of $258 and $21	22	232
Other assets, less current portion	8,196	7,786
Intangible assets, net	70,608	76,707
Goodwill	172,573	172,573
Total assets	$390,151	$394,432
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,672	$15,040
Current portion of long-term debt	2,980	2,980
Deferred revenue	9,368	10,653
Accrued vacation	5,235	4,770
Income taxes payable	623	3,538
Other accrued liabilities	12,302	15,994
Total current liabilities	50,180	52,975
Long-term debt, less current portion	163,108	168,598
Operating lease liabilities, less current portion	1,827	2,293
Deferred tax liabilities	1,863	1,871
Total liabilities	216,978	225,737
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.001 par value; 30,000 shares authorized; 15,700 shares issued at June 30, 2025 and 15,522 shares issued at December 31, 2024	15	15
Additional paid-in capital	204,376	201,066
Accumulated deficit	(11,913)	(14,952)
Accumulated other comprehensive income	27	45
Treasury stock, 685 shares at June 30, 2025 and 619 shares at December 31, 2024	(19,332)	(17,479)
Total stockholders’ equity	173,173	168,695
Total liabilities and stockholders’ equity	$390,151	$394,432
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUBRIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30
	2025	2024	2025	2024
Revenues
Financial Health	$54,284	$54,509	$110,417	$107,948
Patient Care	31,445	31,091	62,520	61,769
Total revenues	85,729	85,600	172,937	169,717
Expenses
Costs of revenues (exclusive of amortization and depreciation)
Financial Health	29,308	30,269	56,499	59,866
Patient Care	11,962	13,073	24,284	25,237
Total costs of revenues (exclusive of amortization and depreciation)	41,270	43,342	80,783	85,103
Product development	8,113	8,207	16,360	18,894
Sales and marketing	8,041	7,815	13,450	14,408
General and administrative	18,076	18,878	37,540	38,274
Amortization	6,290	9,107	12,414	14,975
Depreciation	312	400	603	800
Total expenses	82,102	87,749	161,150	172,454
Operating income (loss)	3,627	(2,149)	11,787	(2,737)
Other income (expense):
Interest expense	(3,065)	(4,242)	(6,447)	(8,315)
Other income	136	91	280	1,514
Total other expense	(2,929)	(4,151)	(6,167)	(6,801)
Income (loss) before taxes	698	(6,300)	5,620	(9,538)
Provision for (benefit from) income taxes	(1,882)	(1,912)	2,581	(3,296)
Net income (loss)	$2,580	$(4,388)	$3,039	$(6,242)
Net income (loss) per common share—basic	$0.17	$(0.29)	$0.20	$(0.42)
Net income (loss) per common share—diluted	$0.17	$(0.29)	$0.20	$(0.42)
Weighted average shares outstanding used in per common share computations:
Basic	14,522	14,313	14,446	14,273
Diluted	14,522	14,313	14,446	14,273
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUBRIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$2,580	$(4,388)	$3,039	$(6,242)
Other comprehensive income (loss):
Foreign currency translation adjustment	(12)	(5)	(18)	108
Comprehensive income (loss)	$2,568	$(4,393)	$3,021	$(6,134)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUBRIDGE, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity

	Shares	Amount
Three Months Ended June 30, 2025 and 2024:
Balance at March 31, 2025	15,708	$15	$202,279	$(14,493)	$39	$(19,332)	$168,508
Net income	—	—	—	2,580	—	—	2,580
Foreign currency translation adjustment	—	—	—	—	(12)	—	(12)
Forfeiture of restricted stock	(8)	—	—	—	—	—	—
Stock-based compensation	—	—	2,097	—	—	—	2,097
Balance at June 30, 2025	15,700	$15	$204,376	$(11,913)	$27	$(19,332)	$173,173

Balance at March 31, 2024	15,572	$15	$196,346	$3,633	$113	$(17,417)	$182,690
Net loss	—	—	—	(4,388)	—	—	(4,388)
Foreign currency translation adjustment	—	—	—	—	(5)	—	(5)
Forfeiture of restricted stock	(11)	—	—	—	—	—	—
Stock-based compensation	—	—	1,500	—	—	—	1,500
Treasury stock acquired	—	—	—	—	—	(17)	(17)
Balance at June 30, 2024	15,561	$15	$197,846	$(755)	$108	$(17,434)	$179,780

Six Months Ended June 30, 2025 and 2024:
Balance at December 31, 2024	15,522	$15	$201,066	$(14,952)	$45	$(17,479)	$168,695
Net income	—	—	—	3,039	—	—	3,039
Foreign currency translation adjustment					(18)		(18)
Issuance of restricted stock	198	—	—	—	—	—	—
Forfeiture of restricted stock	(20)	—	—	—	—	—	—
Stock-based compensation	—	—	3,310	—	—	—	3,310
Treasury stock acquired	—	—	—	—	—	(1,853)	(1,853)
Balance at June 30, 2025	15,700	$15	$204,376	$(11,913)	$27	$(19,332)	$173,173

Balance at December 31, 2023	15,121	$15	$195,546	$5,487	$—	$(17,075)	$183,973
Net loss	—	—	—	(6,242)	—	—	(6,242)
Foreign currency translation adjustment	—	—	—	—	108		108
Issuance of restricted stock	495	—	—	—	—	—	—
Forfeiture of restricted stock	(55)	—	—	—	—	—	—
Stock-based compensation	—	—	2,300	—	—	—	2,300
Treasury stock acquired	—	—	—	—	—	(359)	(359)
Balance at June 30, 2024	15,561	$15	$197,846	$(755)	$108	$(17,434)	$179,780
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUBRIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating Activities:
Net income (loss)	$3,039	$(6,242)
Adjustments to net income (loss):
Provision for credit losses	1,609	358
Deferred taxes	(7)	(5,224)
Stock-based compensation	3,310	2,300
Depreciation	603	800
Gain on sale of business	(53)	(1,250)
Amortization of acquisition-related intangibles	6,098	6,253
Amortization of software development costs	6,316	8,722
Amortization of deferred finance costs	259	213
Non-cash operating lease costs	537	897
Gain on disposal of property and equipment	(120)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,967)	(1,085)
Financing receivables	1,825	506
Inventories	323	(318)
Prepaid expenses and other assets	(1,827)	1,502
Accounts payable	5,082	5,750
Deferred revenue	(1,284)	1,769
Operating lease liabilities	(548)	(583)
Other liabilities	(3,191)	(2,375)
Income taxes, net	(3,487)	(263)
Net cash provided by operating activities	14,517	11,730
Investing Activities:
Purchase of business, net of cash and cash equivalents acquired	—	(664)
Sale of business, net of cash and cash equivalents sold	2,102	21,410
Investment in software development	(8,159)	(9,324)
Purchase of property and equipment	(902)	(306)
Net cash (used in) provided by investing activities	(6,959)	11,116
Financing Activities:
Payments of long-term debt principal	(1,750)	(5,750)
Proceeds from revolving line of credit	15,368	21,072
Payments of revolving line of credit	(19,368)	(33,379)
Debt issuance costs	—	(529)
Treasury stock purchases	(1,853)	(358)
Net cash used in financing activities	(7,603)	(18,944)
(Decrease) increase in cash and cash equivalents	(45)	3,902
Change in cash and cash equivalents included in assets sold	—	(41)
Cash and cash equivalents at beginning of period	12,324	3,848
Cash and cash equivalents at end of period	$12,279	$7,709
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,587	$8,312
Cash paid for income taxes	$6,075	$2,190
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
Unbilled Accounts Receivable
Unbilled accounts receivable represents services performed but not billed and are included as accounts receivable on the condensed consolidated balance sheets. The Company had $17.3 million and $15.4 million at June 30, 2025 and December 31, 2024, respectively.
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
Revision of Previously Issued Financial Statements
During the year ended December 31, 2024, the Company reversed revenue from customers that was recognized improperly during the prior year. The Company assessed the materiality of this error on prior period consolidated financial statements in accordance with the SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” In its assessment, the Company concluded based on quantitative and qualitative analysis that this error was not material to the Company’s consolidated financial statements for the 2023 fiscal year or any interim periods therein.

Accordingly, the Company made corrections, as disclosed in the table below, to the condensed consolidated financial statements for the three months ended June 30, 2024:

(In thousands, except per share data)	As previously reported	Impact of revision	As adjusted
Condensed Consolidated Statement of Operations
Revenue:
Financial Health	$54,108	$401	$54,509
Patient Care	30,622	469	31,091
Total revenue	$84,730	$870	$85,600
Operating income (loss)	(3,019)	870	(2,149)
Income (loss) before taxes	(7,170)	870	(6,300)
Provision for (benefit from) income taxes	(2,121)	209	(1,912)
Net income (loss)	(5,049)	661	(4,388)
Net income (loss) per share - basic	$(0.34)	$0.05	(0.29)
Net income (loss) per share - diluted	$(0.34)	$0.05	(0.29)

Condensed Consolidated Statement of Comprehensive Income (Loss)
Net income (loss)	$(5,049)	$661	$(4,388)
Comprehensive income (loss)	(5,054)	661	(4,393)

Condensed Consolidated Statement of Equity
Accumulated earnings (deficit) at March 31, 2024	$5,616	$(1,983)	$3,633
Total stockholders’ equity at March 31, 2024	184,673	(1,983)	182,690
Net income (loss)	(5,049)	661	(4,388)
Accumulated earnings (deficit) at June 30, 2024	567	(1,322)	(755)
Total stockholders’ equity at June 30, 2024	181,102	(1,322)	179,780

The Company made corrections, as disclosed in the table below, to the condensed consolidated financial statements for the six months ended June 30, 2024:

(In thousands, except per share data)	As previously reported	Impact of revision	As adjusted
Condensed Consolidated Statement of Operations
Revenue:
Financial Health	$107,146	$802	$107,948
Patient Care	60,831	938	61,769
Total revenue	$167,977	$1,740	$169,717
Operating income (loss)	(4,477)	1,740	(2,737)
Income (loss) before taxes	(11,278)	1,740	(9,538)
Provision for (benefit from) income taxes	(3,713)	417	(3,296)
Net income (loss)	(7,565)	1,323	(6,242)
Net income (loss) per share - basic	$(0.51)	$0.09	(0.42)
Net income (loss) per share - diluted	$(0.51)	$0.09	(0.42)

Condensed Consolidated Statement of Comprehensive Income (Loss)
Net income (loss)	$(7,565)	$1,323	$(6,242)
Comprehensive income (loss)	(7,457)	1,323	(6,134)

Condensed Consolidated Statement of Equity
Accumulated earnings (deficit) at December 31, 2023	$8,132	$(2,645)	$5,487
Total stockholders’ equity at December 31, 2023	186,618	(2,645)	183,973
Net income (loss)	(7,565)	1,323	(6,242)
Accumulated earnings (deficit) at June 30, 2024	567	(1,322)	(755)
Total stockholders’ equity at June 30, 2024	181,102	(1,322)	179,780

Condensed Consolidated Statement of Cash Flows
Net income (loss)	$(7,565)	$1,323	$(6,242)
Accounts receivable	654	(1,739)	(1,085)
Income taxes, net	(679)	416	(263)
Principles of Consolidation
The condensed consolidated financial statements of TruBridge include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
Subsequent Events
The Company has evaluated subsequent events through August 8, 2025, the date these condensed consolidated financial statements were issued. The Company concluded that no subsequent events have occurred that would require recognition or disclosure in the condensed consolidated financial statements other than what has been disclosed in these condensed consolidated financial statements and accompanying notes.

2.     RECENT ACCOUNTING PRONOUNCEMENTS
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires public entities to provide disclosure of disaggregated information in the entity’s tax rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09 on its disclosures and will adopt the standard effective for the annual period ending December 31, 2025.
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
3.     REVENUE RECOGNITION
Our contracts with customers can include various combinations of products and services, which are generally distinct and accounted for as separate performance obligations. Revenue is recognized upon transfer of control of promised products or services to clients in an amount that reflects the consideration we expect to receive in exchange for those products and services. The Company employs the 5-step revenue recognition model under ASC 606, Revenue from Contracts with Customers, to: (1) identify the contract with the client, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation.
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

The following table represents revenues disaggregated by category for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Recurring revenues
Financial Health	$53,322	$52,798	$108,586	$104,914
Patient Care	28,115	27,135	55,562	55,678
Total recurring revenues	81,437	79,933	164,148	160,592

Non-recurring revenues
Financial Health	962	1,711	1,831	3,034
Patient Care	3,330	3,956	6,958	6,091
Total non-recurring revenues	4,292	5,667	8,789	9,125
Total revenues	$85,729	$85,600	$172,937	$169,717
Deferred Revenue (Contract Liabilities)
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
The following table details deferred revenue recorded and revenue recognized from amounts included in deferred revenue for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Beginning balance	$9,456	$9,079	$10,653	$8,677
Deferred revenue recorded	6,398	3,869	9,365	8,230
Less deferred revenue recognized as revenue	(6,486)	(3,106)	(10,650)	(7,065)
Ending balance	$9,368	$9,842	$9,368	$9,842
The deferred revenue recorded during the six months ended June 30, 2025 and 2024 is comprised primarily of the annual renewals of certain software subscriptions billed during the first quarter of each year and deposits collected for future Patient Care software installations. The deferred revenue recognized as revenue during the six months ended June 30, 2025 and 2024 is comprised primarily of the periodic recognition of annual renewals that were deferred until earned and deposits for future Patient Care software installations that were earned and recognized during the period.
Costs to Obtain and Fulfill Contracts with a Customer
Costs to obtain contracts include the sales commission paid to the Company’s sales force related to SaaS and Financial Health arrangements, which are capitalized and amortized ratably over the expected life of the customer contract. As a practical expedient, we generally recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset would have been one year or less. Costs to obtain a contract are recorded within the caption “Expenses - Sales and marketing” in the accompanying condensed consolidated statements of operations.
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

Costs to obtain and fulfill contracts related to SaaS and Financial Health arrangements are included within the “Prepaid expenses and other current assets” and "Other assets, less current portion" line items on our condensed consolidated balance sheets. The following table details the costs to obtain and fulfill contracts with customers for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Beginning balance	$12,587	$12,934	$12,587	$13,115
Costs to obtain and fulfill contracts capitalized	1,937	1,727	3,800	3,430
Less costs to obtain and fulfill contracts recognized as expense	(1,566)	(1,765)	(3,429)	(3,649)
Ending balance	$12,958	$12,896	$12,958	$12,896
Remaining Performance Obligations
Disclosures regarding remaining performance obligations are not considered material as the overwhelming majority of the Company's remaining performance obligations either (a) are related to contracts with an expected duration of one year or less, or (b) exhibit revenue recognition for the amount to which the Company has the right to invoice.
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
As part of the divestiture, as of January 16, 2024, we entered into a transition services agreement (“TSA”) with Buyer to assist them in the transition of certain functions, including, but not limited to, information technology, finance and accounting, for an initial period of 18 months, with certain services being completed prior to the 18-month period. In addition to the agreed upon services, the TSA allows for additional services to be offered by the Company pursuant to a mutually agreed upon amendment to the TSA. On July 17, 2025, the parties entered into an amendment in order to extend the TSA for an additional 120 days. The Company has $0.5 million in receivables from Buyer for the TSA services reflected under the caption “Accounts receivable” in the condensed consolidated balance sheet as of June 30, 2025.
For the six months ended June 30, 2025 and 2024, the Company has recorded a $0.1 million and $1.3 million gain on sale, respectively, which is reflected under the caption “Other income” in the condensed consolidated statements of operations for the six months ended June 30, 2025 and 2024.

During the first quarter of 2025, the Company received the general indemnity escrow of $2.5 million, partially offset by $0.3 million for the working capital adjustment.
The following table presents the pretax loss for AHT that is included in our condensed consolidated statements of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(In thousands)	2025	2024

Pretax loss	$—	$(241)

5. PROPERTY AND EQUIPMENT
Property and equipment, net was comprised of the following at June 30, 2025 and December 31, 2024:

(In thousands)	June 30, 2025	December 31, 2024
Buildings and improvements	$52	$52
Computer equipment	11,842	10,963
Leasehold improvements	246	246
Office furniture and fixtures	529	540
Automobiles	18	18
Property and equipment, gross	12,687	11,819
Less: accumulated depreciation	(10,128)	(9,525)
Property and equipment, net	$2,559	$2,294
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
During the fourth quarter of 2024, the Company committed to a plan to sell land and a building located in Mobile, Alabama and determined the assets met the criteria for classification as held for sale as of December 31, 2024. As of December 31, 2024 and June 30, 2025, the Company recorded the assets held for sale at their fair value of $0.6 million and $0.4 million, respectively, which equals the estimated fair value less costs to sell the property of $0.1 million, which is included in “Assets held for sale” in the accompanying condensed consolidated balance sheets. On April 9, 2025, the Company sold the building and a portion of the land for $0.3 million. Prior to the sale, the carrying value of the assets sold included in “Assets held for sale” was $0.2 million. The remaining unsold land has an estimated fair value of approximately $0.4 million.
6. SOFTWARE DEVELOPMENT
Software development costs are accounted for in accordance with ASC 350-40, Internal-Use Software and ASC 985-20, Costs of Software to be Sold, Leased, or Marketed. We capitalize incurred labor costs for software development from the time the preliminary project phase is completed until the software is available for general release. R&D costs and other computer software maintenance costs related to software development are expensed as incurred. We amortize capitalized software values on a straight-line basis over their estimated useful life of five years. If the actual useful life of the asset is determined to be shorter than our estimated useful life, we will amortize the remaining book value over the remaining actual useful life, or the asset may be deemed to be impaired and, accordingly, a write-down of the value of the asset may be recorded as a charge to earnings. Amortization begins when the computer software is ready for its intended use.

Software development costs, net were comprised of the following at June 30, 2025 and December 31, 2024:

(In thousands)	June 30, 2025	December 31, 2024
Software development costs	$72,885	$68,805
Less: accumulated amortization	(29,568)	(27,331)
Software development costs, net	$43,317	$41,474

7.     OTHER ACCRUED LIABILITIES
Other accrued liabilities were comprised of the following at June 30, 2025 and December 31, 2024:

(In thousands)	June 30, 2025	December 31, 2024
Salaries and benefits	$6,260	$9,050
Severance	930	1,702
Commissions	1,138	1,191
Accrued interest	1,913	2,314
Operating lease liabilities, current portion	924	944
Other	1,137	793
Other accrued liabilities	$12,302	$15,994

8.     NET INCOME (LOSS) PER SHARE
The Company presents basic and diluted earnings per share (“EPS”) data for its common stock. Basic EPS is calculated by dividing the net income (loss) attributable to stockholders of the Company by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is determined by adjusting the net income (loss) attributable to stockholders of the Company and the weighted average number of shares of common stock outstanding during the period for the effects of all dilutive potential common shares, including awards under stock-based compensation arrangements.
The Company's unvested restricted stock awards (see Note 10 - Stock-Based Compensation and Equity) are considered participating securities under ASC 260, Earnings Per Share, because they entitle holders to non-forfeitable rights to dividends until the awards vest or are forfeited. When a company has a security that qualifies as a “participating security,” ASC 260 requires the use of the two-class method when computing basic EPS. The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In determining the amount of net income (loss) to allocate to common stockholders, income (loss) is allocated to both common stock and participating securities based on their respective weighted average shares outstanding for the period, with net income (loss) attributable to common stockholders ultimately equaling net income less net income (loss) attributable to participating securities. Diluted EPS for the Company's common stock is computed using the more dilutive of the two-class method or the treasury stock method.

The following is a calculation of the basic and diluted EPS for the Company's common stock, including a reconciliation between net income (loss) and net income (loss) attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2025	2024	2025	2024
Net income (loss)	$2,580	$(4,388)	$3,039	$(6,242)
Less: Net (income) loss attributable to participating securities	(85)	188	(106)	217
Net income (loss) attributable to common stockholders	$2,495	$(4,200)	$2,933	$(6,025)

Weighted average shares outstanding used in basic per common share computations	14,522	14,313	14,446	14,273
Add: Dilutive potential common shares	—	—	—	—
Weighted average shares outstanding used in diluted per common share computations	14,522	14,313	14,446	14,273

Basic EPS	$0.17	$(0.29)	$0.20	$(0.42)
Diluted EPS	$0.17	$(0.29)	$0.20	$(0.42)
During 2023, 2024, and 2025, performance share awards were granted to certain executive officers and key employees of the Company that will result in the issuance of common stock if the predefined performance criteria are met. The awards provide for an aggregate target of 491,342 shares, of which none have been included in the calculation of diluted EPS for the three and six months ended June 30, 2025, because the related threshold award performance levels have not been achieved as of June 30, 2025. See Note 10 - Stock-Based Compensation and Equity for more information.

9.     INCOME TAXES
Effective tax rate
The Company determines the tax provision for interim periods using an estimate of our annual effective tax rate ("ETR") adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, we update our estimate of the annual ETR, and if our estimated annual ETR changes, we make a cumulative adjustment. If a reliable estimate of the annual ETR cannot be made, the actual ETR for the year to date may be the best estimate of the annual ETR.
Our estimated annual ETR, including discrete items, for the three months ended June 30, 2025, was (269.6)% compared to 30.3% for the three months ended June 30, 2024. The primary contributing factors to the difference between the estimated annual ETR for the three months ended June 30, 2025 of (269.6)% and the statutory tax rate of 21%, are changes in the estimated annual ETR due to revised forecasted pre-tax income and the change in valuation allowance. The revised forecasted pre-tax income resulted in a decrease to the estimated annual ETR from 106.23% as of March 31, 2025 to 63.35% as of June 30, 2025, causing a tax benefit of $2.1 million to be recognized in the quarter due to the change.
The Company recognized $(1.9) million and $2.6 million of income tax (benefit) expense for the three and six months ended June 30, 2025, respectively, primarily driven by its expected current taxable income and the valuation allowance against deferred tax assets.
Our estimated annual ETR, including discrete items, for the six months ended June 30, 2025, was 45.9% compared to 34.6% for the six months ended June 30, 2024. The primary contributing factors to the difference between the estimated annual ETR for the six months ended June 30, 2025 of 45.9% and the statutory tax rate of 21%, are the increase in the federal and state valuation allowance on deferred tax assets and the decrease related to the windfall tax benefit from the RSAs vested during the first quarter of 2025.
Valuation allowance
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ending June 30, 2025. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are adjusted, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for future growth.
One Big Beautiful Bill Act
On July 4, 2025, H.R. 1, or the “One Big Beautiful Bill Act,” was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. The Company is currently evaluating the full effects of the legislation on our estimated annual effective tax rate and cash tax position.
10.   STOCK-BASED COMPENSATION AND EQUITY
Stock-based compensation expense is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employees’ or non-employee directors’ requisite service period.
The following table details total stock-based compensation expense for the three and six months ended June 30, 2025 and 2024, included in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Costs of revenue (exclusive of amortization and depreciation)	$637	$230	$836	$266
Other expenses (including G&A, S&M, and product development)	1,460	1,271	2,474	2,034
Pre-tax stock-based compensation expense	2,097	1,501	3,310	2,300
Less: income tax effect	(440)	(315)	(695)	(483)
Net stock-based compensation expense	$1,657	$1,186	$2,615	$1,817
The Company's stock-based compensation awards are in the form of restricted stock and performance share awards granted pursuant to the Company's Second Amended and Restated 2019 Incentive Plan (the "Plan"). As of June 30, 2025, there was $12.4 million of unrecognized compensation expense related to unvested and unearned, as applicable, stock-based compensation arrangements granted under the Plan, which is expected to be recognized over a weighted-average period of 2.1 years.
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
A summary of restricted stock activity under the Plan during the six months ended June 30, 2025 and 2024 is as follows:

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Shares	Weighted-Average Grant Date Fair Value Per Share	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested restricted stock outstanding at beginning of period	569,337	$14.34	343,315	$29.08
Granted	197,786	27.42	495,003	10.03
Vested	(254,424)	15.55	(151,642)	30.95
Forfeited	(19,681)	14.71	(54,603)	12.84
Unvested restricted stock outstanding at end of period	493,018	$18.91	632,073	$14.57
Performance Share Awards
The Company grants share awards to executive officers and certain key employees under the Plan. The vesting of the awards is contingent upon the Company’s achievement of performance goals predetermined by the Compensation Committee of the Board of Directors at the time the award is issued, which is considered a performance condition. At the end of a three-year performance period, the number of shares of common stock earned and issuable under each award will be determined based on the achievement of the performance conditions outlined in the award. The awards will be cancelled if none of the performance conditions are met at the end of the performance period.
Additionally, if the Company meets the performance condition for vesting, the number of shares of common stock issuable will be further adjusted based on the Company’s total shareholder return (“TSR”), as defined in the award agreement, compared to a small-cap market index. This is considered a market condition as it is dependent upon the Company’s performance as compared to market results.
The number of shares of common stock issued under the awards will be dependent upon which level of the performance objective is met, as defined by the terms of the award. In the event that the Company's financial performance meets the predetermined targets for the performance objectives of the performance share awards, the Company will issue each award recipient the number of shares of common stock equal to the target award specified in the individual's underlying performance share award agreement. In the event the financial results of the Company exceed the predetermined targets, additional shares up to the maximum award may be issued. In the event the financial results of the Company fall below the predetermined targets, a reduced number of shares may be issued. If the financial results of the Company fall below the minimum threshold performance levels, no shares may be issued. The total number of shares issued for the performance share award may be increased, decreased, or unchanged based on the TSR modifier described above.
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
Expense related to performance share awards is recognized using straight-line amortization over the three-year performance period based on the estimated achievement of the Company-specific performance goals assessed each reporting period. In the event the Company determines it is no longer probable that the minimum performance level will be achieved, all previously recognized compensation expense related to the applicable awards is reversed in the period such a determination is made.
A summary of performance share award activity under the Plan during the six months ended June 30, 2025 and 2024 is as follows, based on the target award amounts set forth in the performance share award agreements:

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Shares	Weighted-Average Grant Date Fair Value Per Share	Shares	Weighted-Average Grant Date Fair Value Per Share
Performance share awards outstanding at beginning of period	451,781	$19.02	273,791	$33.17
Granted	113,008	32.57	323,461	10.03
Forfeited or unearned	(73,447)	34.07	(85,149)	37.98
Performance share awards outstanding at end of period	491,342	$19.90	512,103	$18.60

Stock Repurchases
We repurchased 65,787 and 42,979 shares during the six months ended June 30, 2025 and 2024, respectively, to fund required tax withholdings related to the vesting of restricted stock.

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
11.   FINANCING RECEIVABLES
Short-Term Payment Plans
The Company provided fixed monthly payment arrangements ("short-term payment plans") over terms ranging from three to twelve months for certain add-on software installations. As a practical expedient, we do not adjust the amount of consideration recognized as revenue for the financing component as unearned income when we expect payment within one year or less. These receivables, included in the current portion of financing receivables, were comprised of the following at June 30, 2025 and December 31, 2024:

(In thousands)	June 30, 2025	December 31, 2024
Short-term payment plans, gross	$2,150	$1,521
Less: allowance for credit losses	(108)	(76)
Short-term payment plans, net	$2,042	$1,445
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

The components of these receivables were as follows at June 30, 2025 and December 31, 2024:

(In thousands)	June 30, 2025	December 31, 2024
Long-term financing arrangements, gross	$1,559	$4,100
Less: allowance for credit losses	(710)	(362)
Less: unearned income	(142)	(288)
Long-term financing arrangements, net	$707	$3,450
Future minimum payments to be received subsequent to June 30, 2025 are as follows:

(In thousands)
Years Ending December 31,
2025 (remaining six months)	$908
2026	510
2027	86
2028	55
Total minimum payments to be received	1,559
Less: allowance for credit losses	(710)
Less: unearned income	(142)
Long-term financing arrangements, net	$707

Credit Quality of Financing Receivables and Allowance for Credit Losses
The following table is a rollforward of the allowance for credit losses for the six months ended June 30, 2025 and year ended December 31, 2024:

(In thousands)	Balance at Beginning of Period	Change in Provision	(Charge-offs)	Miscellaneous Adjustments	Sale of AHT	Balance at End of Period
June 30, 2025	$438	$321	$—	$59	$—	$818
December 31, 2024	$416	$397	$(373)	$—	$(2)	$438
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
Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. To facilitate customer collection and credit monitoring efforts, financing receivable amounts are invoiced and reclassified to trade accounts receivable when they become due, with all invoiced amounts placed on non-accrual status. As a result, all past due amounts related to the Company’s financing receivables are included in accounts receivable in the accompanying condensed consolidated balance sheets. The following is an analysis of the age of financing receivables amounts (excluding short-term payment plans) that have been reclassified to trade accounts receivable and were past due as of June 30, 2025 and December 31, 2024:

(In thousands)	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due
June 30, 2025	$980	$820	$1,074	$2,874
December 31, 2024	$1,272	$317	$815	$2,404
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
Because amounts are reclassified to accounts receivable when they become due, there are no past due amounts included within current portion of financing receivables, net or financing receivables, less current portion in the accompanying condensed consolidated balance sheets.
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

(In thousands)	June 30, 2025	December 31, 2024
Stratification of uninvoiced client financing receivables based on aging of related trade accounts receivable:
Uninvoiced client financing receivables related to trade accounts receivable that are 1 to 90 Days Past Due	$319	$1,208
Uninvoiced client financing receivables related to trade accounts receivable that are 91 to 180 Days Past Due	86	259
Uninvoiced client financing receivables related to trade accounts receivable that are 181 + Days Past Due	838	1,316
Total uninvoiced client financing receivables balances of clients with a trade accounts receivable	$1,243	$2,783
Total uninvoiced client financing receivables of clients with no related trade accounts receivable	174	1,029
Total financing receivables with contractual maturities of one year or less	2,150	1,521
Less: allowance for credit losses	(818)	(438)
Total financing receivables	$2,749	$4,895

12. INTANGIBLE ASSETS AND GOODWILL
The following tables summarize the gross carrying amounts, accumulated amortization and accumulated impairment of identifiable intangible assets with definite lives by major class as of June 30, 2025 and December 31, 2024:

	June 30, 2025
(In thousands)	Customer Relationships	Trademark	Developed Technology	Non-Compete Agreements	Total
Gross carrying amount	$116,470	$7,720	$31,900	$1,620	$157,710
Accumulated amortization	(55,079)	(5,378)	(23,294)	(1,009)	(84,760)
Accumulated impairment	—	(2,342)	—	—	(2,342)
Net intangible assets as of June 30, 2025	$61,391	$—	$8,606	$611	$70,608
Weighted average remaining years of useful life	7.0	0.0	8.2	2.1	7.6

	December 31, 2024
(In thousands)	Customer Relationships	Trademark	Developed Technology	Non-Compete Agreements	Total
Gross carrying amount	$116,470	$7,720	$31,900	$1,620	$157,710
Accumulated amortization	(50,260)	(5,378)	(22,177)	(846)	(78,661)
Accumulated impairment	—	(2,342)	—	—	(2,342)
Net intangible assets as of December 31, 2024	$66,210	$—	$9,723	$774	$76,707
Weighted average remaining years of useful life	7.5	0.0	8.2	2.5	7.9
The following table represents the remaining amortization of definite-lived intangible assets as of June 30, 2025:

(In thousands)
For the year ended December 31,
2025 (remaining six months)	$6,092
2026	11,517
2027	10,496
2028	10,203
2029	10,095
Thereafter	22,205
Total	$70,608
The following table sets forth the change in the gross and carrying value of our goodwill balances by reportable segment for the six months ended June 30, 2025:

(In thousands)	Financial Health	Patient Care	Total
Gross value at December 31, 2024	$79,748	$128,738	$208,486
Accumulated impairment	—	(35,913)	(35,913)
Carrying value at December 31, 2024	79,748	92,825	172,573

Gross value at June 30, 2025	79,748	128,738	208,486
Accumulated impairment	—	(35,913)	(35,913)
Carrying value as of June 30, 2025	$79,748	$92,825	$172,573

Goodwill is evaluated for impairment annually on October 1, or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist.

13. LONG-TERM DEBT
Long-term debt was comprised of the following at June 30, 2025 and December 31, 2024:

(In thousands)	June 30, 2025	December 31, 2024
Term loan facility	$54,625	$56,375
Revolving credit facility	112,416	116,415
Debt obligations	167,041	172,790
Less: unamortized debt issuance costs	(953)	(1,212)
Debt obligation, net	166,088	171,578
Less: current portion	(2,980)	(2,980)
Long-term debt	$163,108	$168,598
As of June 30, 2025, the carrying value of debt approximated the fair value due to the variable interest rate, which in our opinion, reflected the market rate.
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
The term loan and revolving credit facilities mature on May 2, 2027. The term loan facility requires quarterly principal payments of approximately $0.9 million beginning June 30, 2022 through March 31, 2027. Any principal outstanding under the revolving credit facility is due and payable on the maturity date.
Anticipated annual future maturities of the term loan facility and revolving credit facility are as follows as of June 30, 2025:

(In thousands)
2025	$1,750
2026	3,500
2027	161,791
$167,041
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
The First Amendment requires the Company to maintain a minimum fixed charge coverage ratio of 1.25:1.00 throughout the duration of such agreement (subject to adjustment as described below). On March 10, 2023, the calculation of the fixed charge coverage ratio was amended pursuant to the Second Amendment to the credit agreement in order to specifically exclude from the definition of fixed charges the Company's share repurchases conducted during the third and fourth quarters of 2022.
As of September 30, 2023, we were not in compliance with the fixed charge coverage ratio required by the Amended and Restated Credit Agreement. On November 8, 2023, the Company and the Subsidiary Guarantors entered into a Waiver with Regions Bank, as administrative agent, and various other lenders, which provided for a one-time waiver of this failure as an event of default. As of December 31, 2023, the Company was similarly not in compliance with the fixed charge coverage ratio required by the Amended and Restated Credit Agreement, and a one-time waiver was provided in conjunction with the Fourth Amendment to the Amended and Restated Credit Agreement (described below). The Fourth Amendment decreased the required fixed charge coverage ratio from 1.25:1.00 to 1.15:1.00 for each fiscal quarter ending March 31, 2024 through December 31, 2024. After this period, the fixed coverage ratio reverted to 1.25:1.00 for fiscal quarters March 31, 2025 and thereafter. Any failure by us to comply with this or another covenant in the future may result in an event of default. There can be no assurance that we will be able to continue to comply with this covenant or obtain amendments or waivers to avoid future covenant violations, or that such amendments or waivers will be available on commercially acceptable terms.
Also under the First Amendment, the Company is required to comply with a maximum consolidated net leverage ratio of 3.50:1.00. Further, under the First Amendment, in connection with any acquisition by the Company exceeding $25 million, the Company may elect to increase the maximum permitted consolidated net leverage ratio for the fiscal quarter in which the acquisition occurs and each of the following three fiscal quarters by 0.50:1.00 above the otherwise permitted maximum. If the consolidated net leverage ratio is less than 2.50:1.00, there is no limit on the amount of incremental facilities. We were in compliance with the financial covenants contained in the Amended and Restated Credit Agreement, as amended, as of June 30, 2025.
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
On January 16, 2024, the Company entered into a Third Amendment (the “Third Amendment”) to the Credit Agreement. Capitalized terms used but not defined herein shall have the meanings ascribed to them in the Credit Agreement. The Third Amendment modified the term “Consolidated EBITDA” to provide that the following amounts will be added back to Consolidated Net Income: (i) the reasonably expected value of all earnout consideration in connection with any Permitted Acquisition, provided that the aggregate amount of fees and out-of-pocket expenses incurred in connection with anticipated Permitted Acquisitions which are not consummated during any period of four fiscal quarters ending on or after the Closing Date will not exceed the greater of $7 million and 10% of Consolidated EBITDA; (ii) any fees, costs or expenses related to the implementation of cost savings, operating expense reductions and synergies related to Permitted Acquisitions, restructurings and other initiatives; and (iii) other certain costs and expenses related to the previously disclosed and resolved U.S. Securities and Exchange Commission investigation that occurred during the fiscal year ended December 31, 2023, in an aggregate amount not to exceed $1.25 million. Additionally, the Third Amendment (y) removed from the maximum aggregate amount of fees and expenses that can be added back to Consolidated Net Income any losses resulting from any Asset Sale or Involuntary Disposition and (z) increased the maximum amount of fees and expenses that can be added back to Consolidated Net Income related to savings initiatives, Equity Transactions, the incurrence of Indebtedness and amendments to the Credit Documents from 10% to 15% of Consolidated EBITDA (determined prior to giving effect to such adjustments).
On February 29, 2024, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement, and capitalized terms used but not defined herein shall have the meanings ascribed to them in the Credit Agreement. The Fourth Amendment further modified the term “Consolidated EBITDA” to provide that the additional following amounts will be added back to Consolidated Net Income: (i) costs and expenses related to the voluntary early retirement program incurred during the fiscal year ended December 31, 2023; and (ii) fees, costs and expenses in categories identified to the Administrative Agent to the extent incurred during the fiscal year ended December 31, 2024, in an aggregate amount not to exceed $7.25 million. Additionally, the modified definition of “Consolidated EBITDA” limits the amount of pro forma “run rate” cost savings, operating expense reductions and synergies (collectively, “Savings”) related to the Viewgol acquisition that can be added back to Consolidated Net Income to an aggregate amount not to exceed $6.6 million; however, Savings related to the Viewgol acquisition are not subject to the cap of 15% of Consolidated EBITDA that otherwise applies to Savings related to Permitted Acquisitions, restructurings or cost savings initiatives.
14.   OPERATING LEASES
The Company leases office space in various locations in Alabama, Pennsylvania, and Mississippi. These leases have terms expiring from 2025 through 2029 but contain optional extension terms. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.
Supplemental balance sheet information related to operating leases was as follows:

(In thousands)	June 30, 2025	December 31, 2024
Operating lease right-of-use assets:
Operating lease right-of-use assets	$2,617	$3,092
Operating lease liabilities:
Other accrued liabilities	924	944
Operating lease liabilities, less current portion	1,827	2,293
Total operating lease liabilities	$2,751	$3,237
Weighted average remaining lease term in years	3.2	3.6
Weighted average discount rate	4.1%	4.1%
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
The future minimum lease payments under these operating leases subsequent to June 30, 2025 are as follows:

(In thousands)
2025 (remaining six months)	$510
2026	1,020
2027	709
2028	462
2029	231
Total lease payments	2,932
Less imputed interest	(181)
Total	$2,751
Total lease expense for the six months ended June 30, 2025 and 2024 was $0.5 million and $0.6 million, respectively.
Total cash paid for amounts included in the measurement of lease liabilities within operating cash flows from operating leases for the six months ended June 30, 2025 and 2024 was $0.5 million and $0.6 million, respectively.

15.  COMMITMENTS AND CONTINGENCIES
The Company is involved in legal proceedings from time to time that arise in the normal course of business. In the opinion of management, such routine claims and lawsuits are not significant, and the Company does not expect them to have a material adverse effect on its business, financial condition, results of operations, or liquidity.

16.  FAIR VALUE
FASB Codification topic, Fair Value Measurement, establishes a framework for measuring fair value and expands financial statement disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction in the principal (or most advantageous) market at the measurement date under current market conditions (that is an exit price), regardless of whether that price is directly observable or estimated using another valuation technique. The Codification does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. The Codification requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

17.  SEGMENT REPORTING
The Company previously reported its financial results in the following three operating and reportable segments: RCM, EHR, and Patient Engagement. In May 2024, the Company made a number of changes to its organizational structure and management system to better align the Company's operating model with its strategic initiatives. As a result, the Company changed from three operating and reportable segments of (i) RCM, (ii) EHR and (iii) Patient Engagement to two operating and reportable segments of (i) EHR and (ii) RCM. The Patient Engagement segment results were transitioned into the EHR segment for all periods presented. These two segments are distinct business units with unique market dynamics and opportunities. They represent the components of the Company for which separate financial information is available and is utilized on a regular basis by the chief operating decision maker (“CODM”) in assessing segment performance and in allocating the Company's resources.
During the Company’s realignment, the reportable segments naming convention was updated. The previously reported RCM segment has been updated to Financial Health and the former EHR segment is now referred to as Patient Care. There were no additional changes to the composition of the Company’s reportable segments in connection with the name changes. The consolidated financial statements and accompanying footnotes have been updated with the new segment names.
The Company’s CODM is its Chief Executive Officer. The CODM uses revenues and Adjusted EBITDA to assess the performance of and allocate resources to each of the reportable segments during the annual budgeting and forecasting process. The significant expenses regularly reviewed by the CODM include costs of revenues, product development, sales and marketing, and general and administrative expenses. Monthly, the CODM considers forecast-to-actual variances for each of these performance measures to assess the performance of each segment. The CODM believes Adjusted EBITDA is a useful measure to assess the performance and liquidity of the Company, as it provides meaningful operating results by excluding the effects of expenses that are not reflective of the Company’s operating business performance. Accounting policies for each of the reportable segments are the same as those used on a consolidated basis.
“Adjusted EBITDA” consists of GAAP net income (loss) as reported and adjusts for (i) depreciation expense; (ii) amortization of software development costs; (iii) amortization of acquisition-related intangibles; (iv) stock-based compensation; (v) severance and other non-recurring charges; (vi) interest expense and other income; (vii) gain on sale of AHT; (viii) gain on disposal of property and equipment; and (ix) the provision for (benefit from) income taxes. There are no intersegment revenues to be eliminated in computing segment revenue.
The CODM does not evaluate operating segments nor make decisions regarding operating segments based on assets. Consequently, we do not disclose total assets by reportable segment.

The following table presents a summary of the revenues and Adjusted EBITDA of our two operating segments for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Revenues:
Financial Health	$54,284	$54,509	$110,417	$107,948
Patient Care	31,445	31,091	62,520	61,769
Total revenues	85,729	85,600	172,937	169,717

Less:
Financial Health expenses:
Cost of revenues (excluding amortization and depreciation and stock compensation expense)	$28,842	$30,162	$55,915	$59,685
Product development (excluding stock compensation)	3,002	1,904	6,111	4,331
Sales and marketing (excluding stock compensation)	5,029	5,012	8,859	9,295
General and administrative expenses (excluding stock compensation)	10,319	9,222	21,159	19,631
Total Financial Health expenses	$47,192	$46,300	$92,044	$92,942
Patient Care expenses:
Cost of revenues (excluding amortization and depreciation and stock compensation expense)	$11,790	$12,950	$24,031	$25,152
Product development (excluding stock compensation)	4,868	6,048	9,798	14,097
Sales and marketing (excluding stock compensation)	2,784	2,592	4,179	4,763
General and administrative expenses (excluding stock compensation)	5,352	4,266	10,911	8,995
Total Patient Care expenses	$24,794	$25,856	$48,919	$53,007
Total segment expenses	$71,986	$72,156	$140,963	$145,949

Adjusted EBITDA by segment:
Financial Health	7,092	8,209	18,373	15,006
Patient Care	6,651	5,235	13,601	8,762
Total Adjusted EBITDA	$13,743	$13,444	$31,974	$23,768

The following table reconciles Adjusted EBITDA to income (loss) before taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Total Adjusted EBITDA	$13,743	$13,444	$31,974	$23,768
Less:
Interest expense and other income	2,929	4,151	6,340	8,051
Depreciation expense	312	400	603	800
Amortization of software development costs	3,245	5,980	6,316	8,722
Amortization of acquisition-related intangibles	3,046	3,126	6,098	6,253
Stock-based compensation	2,097	1,501	3,310	2,300
Severance and other non-recurring charges	1,416	4,586	3,860	8,430
Gain on disposal of property and equipment	—	—	(120)	—
Gain on sale of AHT	—	—	(53)	(1,250)
Income (loss) before taxes	$698	$(6,300)	$5,620	$(9,538)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations is intended to be read together with the unaudited condensed consolidated financial statements and related notes appearing elsewhere herein.
This discussion and analysis contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified generally by the use of forward-looking terminology and words such as "expects," "anticipates," "estimates," "believes," "intends," "plans," "potential," "may," "continue," "should," "will" and words of comparable meaning. Without limiting the generality of the preceding statement, all statements in this report relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and future financial results are forward-looking statements. We caution investors that any such forward-looking statements are only predictions and are not guarantees of future performance. Certain risks, uncertainties and other factors may cause actual results to differ materially from those projected in the forward-looking statements. These risks include:

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
Information concerning these risks and other factors that could cause differences between forward-looking statements and future actual results is discussed under the heading "Risk Factors" in this report and in our Annual Report on Form 10-K for the year ended December 31, 2024.
Background
During much of the Company's history, our strategy, operations, and financial results have been largely associated with developments in the electronic health record ("EHR") industry. With the rapid maturity of the EHR industry and the increasing prevalence of and demand for outsourced revenue cycle management ("RCM") services and complementary solutions, we've seen our strategy, operations, and financial results naturally evolve to become more heavily associated with RCM, with Financial Health revenues comprising 64% of our consolidated revenue for 2024. In recognition of this significant shift in strategic focus, Computer Programs and Systems, Inc. changed its corporate name to TruBridge, Inc. on March 4, 2024. Contemporaneous with this name change, the former wholly-owned subsidiaries Evident, LLC, TruBridge, LLC, and TruCode, LLC were merged into the parent company, while the former wholly-owned subsidiary Rycan Technologies, Inc. was merged into its parent and another wholly-owned subsidiary, Healthland Holding Inc. With these changes, the Company's remaining legal structure includes TruBridge, Inc., the parent company, with Viewgol, LLC ("Viewgol"), TruBridge Healthcare Private Limited, iNetXperts, Corp. d/b/a Get Real Health, Healthcare Resource Group, Inc. ("HRG"), Healthland Holding, Inc. (“HHI”), and Healthland, Inc. as its wholly-owned direct and indirect subsidiaries.
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
The Company operates its business in two operating segments, which are also our reportable segments: Financial Health and Patient Care. The individual subsidiaries align with the reporting segments and contribute towards the combined focus of improving the health of the communities we serve as follows:
•The Financial Health reporting segment focuses on providing business management, consulting, and managed IT services along with its complete RCM solution for all care settings, regardless of their primary healthcare information solutions provider. This reporting segment includes the operation of Viewgol, TruBridge Healthcare Private Limited, HRG, HHI, and Healthland.
•The Patient Care segment provides comprehensive acute care EHR solutions and related services for hospitals and their physician clinics. The Patient Care segment also offers comprehensive patient engagement and empowerment technology solutions through the Get Real Health entity to improve patient outcomes and engagement strategies with care providers.
Our companies currently support rural and community hospitals and other healthcare systems with a geographically diverse patient mix within the domestic healthcare market. Our target market for our Financial Health and Patient Care solutions includes rural and community hospitals with fewer than 400 acute care beds and their clinics, as well as independent or small to medium-sized chains of skilled nursing facilities. Most of our Patient Care customer base is comprised of hospitals with fewer than 100 beds.
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
Our growth strategy is heavily dependent on our ability to cross-sell Financial Health services into our Patient Care customer base. Therefore, retention of our existing Patient Care customers is a key component of our long-term growth strategy by protecting this base of potential Financial Health customers, while at the same time serving as a leading indicator of our market position and stability of revenues and cash flows.
We determine retention rates by reference to the amount of Patient Care recurring revenues that have not been lost due to customer attrition from our production environment customer base in the current year period compared to the same period in the prior year. Production environment customers are those that are using our applications to document live patient encounters, as opposed to legacy environment customers that have view-only access to historical patient records. Since 2019, these retention rates have consistently remained in the mid-to-high 90 percent ranges. The retention rate for Patient Care in the last twelve months was 94.5% (the retention rate for the flagship TruBridge EHR product was 97.7%). We have increased customer retention efforts by enhancing support services, investing in tooling and instrumentation to proactively monitor for potential disruptions, and deploying in-application experience software that delivers application-specific insights while using our products.
As we pursue meaningful long-term revenue growth by leveraging Financial Health as a growth agent, we are placing ever-increasing value in further developing our already significant recurring revenue base to further stabilize our revenues and cash flows. Therefore, maintaining and growing recurring revenues are key components of our long-term growth strategy, aided by the aforementioned focus on customer retention. This includes a renewed focus on driving demand for subscriptions for our existing technology solutions and expanding the footprint for Financial Health services beyond our Patient Care customer base.
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
Industry Dynamics
Turbulence in the U.S. and worldwide economies and financial markets impacts almost all industries. While the healthcare industry is not immune to economic cycles, we believe it is more significantly affected by U.S. regulatory and national health initiatives. In recent years, there have been significant changes to provider reimbursement by the U.S. federal government, followed by commercial payers and state governments. There is increasing pressure on healthcare organizations to reduce costs and increase quality while replacing the fee-for-service reimbursement model in part by enrolling in an advanced payment model that incentivizes high-quality, cost-effective care via value-based reimbursement. This pressure could further encourage adoption of healthcare IT and increase demand for business management, consulting, and managed IT services, as the future success of these healthcare providers is greatly dependent upon their ability to engage with patient populations and to coordinate patient care across a multitude of settings, while optimizing operating efficiency along the way.
Additionally, the revenues of many of the Company’s customers are highly reliant on Medicare, Medicaid and third-party payers’ reimbursement funding rates. New legislation or additional changes in existing regulations could directly impact the governmental reimbursement programs in which the customers participate. Healthcare organizations with a large dependency on Medicare and Medicaid populations have been affected by the challenging financial condition of the federal government and many state governments and government programs. In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA and other possible legislation is expected to impact healthcare providers in the United States, including us, primarily through changes to Medicaid and the Affordable Care Act (“ACA”). These changes could lead to reduced funding, increased regulatory burdens and potential shifts in patient populations among payer types and utilization. Additional federal and state guidance is expected to be issued in order to implement the various provisions of the OBBBA, many of which have effective dates in 2027 and 2028.
Accordingly, we recognize that prospective hospital clients often do not have the necessary capital to make investments in information technology while those with the necessary capital have become more selective in their investments. Despite these challenges, we believe healthcare IT will be an area of continued investment due to its unique potential to improve safety and efficiency and reduce costs while meeting current and future regulatory, compliance, and government reimbursement requirements.
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
The overwhelming majority of our historical Patient Care installations have been under a perpetual license model, but customer demand has dramatically shifted towards a SaaS license model in the past several years. SaaS license models made up only 12% of annual new Patient Care installations in 2018, increasing to 100% during 2022 and through the first six months of 2025. These SaaS offerings are attractive to our clients because this configuration allows them to obtain access to advanced software products without a significant initial capital outlay. We expect this trend to continue for the foreseeable future, with the resulting impact on the Company’s consolidated financial statements being reduced Patient Care revenues in the period of installation in exchange for increased recurring periodic revenues (reflected in Patient Care revenues) over the term of the SaaS arrangement. This naturally places downward pressure on short-term revenue growth and profitability metrics, but benefits long-term revenue growth and profitability which, in our view, is consistent with our goal of delivering long-term shareholder value.
For customers electing to purchase our technology solutions under a traditional perpetual license, we have historically made financing arrangements available on a case-by-case basis, depending on the various aspects of the proposed contract and customer attributes. These financing arrangements have comprised the majority of our perpetual license installations over the past several years, and include short-term payment plans and longer-term lease financing through us or third-party financing companies. The aforementioned shift in customer preference and the Company’s turn towards SaaS arrangements has significantly reduced the frequency of new financing arrangements for customer purchases under a perpetual license. When combined with scheduled payments on existing financing arrangements, the reduced frequency of new financing arrangements has resulted in a substantial reduction in financing receivables during 2024 and the first six months of 2025.
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
We believe that our efforts towards margin optimization are well-timed, enabling a rapid response to actual or expected wage inflation in order to preserve Financial Health profitability, but we cannot guarantee that these efforts will fully eliminate any related margin deterioration. Our operating results have been, and may continue to be, adversely affected by continued inflation, especially if we are unable to pass on increased costs of labor, materials, supplies and equipment, and potential tariffs to our customers.
In addition to wage inflation, we are a party to contracts with certain third-party suppliers and vendors that allow for annual price adjustments indexed to inflation rates. While we continually seek to proactively manage controllable expenses, inflationary pressure on costs has led to, and could lead to, erosion in margins.
Results of Operations
During the first six months of 2025, we generated revenues of $172.9 million from the sale of our products and services, compared to $169.7 million during the first six months of 2024, an increase of 2% primarily due to increased revenues in our Financial Health segment. Net income (loss) increased by $9.3 million to net income of $3.0 million during the first six months of 2025, compared to net loss of $6.2 million during the first six months of 2024. The increase was primarily driven by (i) revenue growth; (ii) reduction in costs due to the global offshore initiative; (iii) lower non-recurring and severance costs; and (iv) lower depreciation and amortization, including $2.9 million of accelerated amortization of software development costs associated with the sunset of one of the Company’s products in the second quarter of 2024; partially offset by an increase in income tax expense due to an R&D tax credit in the first six months of 2024.
The following table sets forth certain items included in our results of operations for the three and six months ended June 30, 2025 and 2024, expressed as a percentage of our total revenues for these periods:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
(In thousands)	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
INCOME DATA:
Revenues
Financial Health	$54,284	63.3%	$54,509	63.7%	$110,417	63.8%	$107,948	63.6%
Patient Care	31,445	36.7%	31,091	36.3%	62,520	36.2%	61,769	36.4%
Total revenues	85,729	100.0%	85,600	100.0%	172,937	100.0%	169,717	100.0%
Expenses
Costs of revenues (exclusive of amortization and depreciation)
Financial Health	29,308	34.2%	30,269	35.4%	56,499	32.7%	59,866	35.3%
Patient Care	11,962	14.0%	13,073	15.3%	24,284	14.0%	25,237	14.9%
Total costs of revenues (exclusive of amortization and depreciation)	41,270	48.1%	43,342	50.6%	80,783	46.7%	85,103	50.1%
Product development	8,113	9.5%	8,207	9.6%	16,360	9.5%	18,894	11.1%
Sales and marketing	8,041	9.4%	7,815	9.1%	13,450	7.8%	14,408	8.5%
General and administrative	18,076	21.1%	18,878	22.1%	37,540	21.7%	38,274	22.6%
Amortization	6,290	7.3%	9,107	10.6%	12,414	7.2%	14,975	8.8%
Depreciation	312	0.4%	400	0.5%	603	0.3%	800	0.5%
Total expenses	82,102	95.8%	87,749	102.5%	161,150	93.2%	172,454	101.6%
Operating income (loss)	3,627	4.2%	(2,149)	(2.5)%	11,787	6.8%	(2,737)	(1.6)%
Other income (expense):
Interest expense	(3,065)	(3.6)%	(4,242)	(5.0)%	(6,447)	(3.7)%	(8,315)	(4.9)%
Other income	136	0.2%	91	0.1%	280	0.2%	1,514	0.9%
Total other expense	(2,929)	(3.4)%	(4,151)	(4.8)%	(6,167)	(3.6)%	(6,801)	(4.0)%
Income (loss) before taxes	698	0.8%	(6,300)	(7.4)%	5,620	3.2%	(9,538)	(5.6)%
Provision for (benefit from) income taxes	(1,882)	(2.2)%	(1,912)	(2.2)%	2,581	1.5%	(3,296)	(1.9)%
Net income (loss)	$2,580	3.0%	$(4,388)	(5.1)%	$3,039	1.8%	$(6,242)	(3.7)%
Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024
Revenues
Total revenues for the three months ended June 30, 2025 increased by $0.1 million compared to the three months ended June 30, 2024.

	Three Months Ended June 30,
(In thousands)	2025	2024
Recurring revenues
Financial Health	$53,322	$52,798
Patient Care	28,115	27,135
Total recurring revenues	81,437	79,933
Non-recurring revenues
Financial Health	962	1,711
Patient Care	3,330	3,956
Total non-recurring revenues	4,292	5,667
Total revenues	$85,729	$85,600

Financial Health revenues decreased by $0.2 million compared to the second quarter of 2024. The decrease in revenue was driven by customer attrition, partially offset by increased revenue generated from new bookings. Recurring Financial Health revenues were $53.3 million, or 98% of total Financial Health revenues.
Patient Care revenues increased by $0.4 million, or 1%, compared to the second quarter of 2024, primarily due to an increase in SaaS revenue from new contracts and migration to SaaS arrangements, partially offset by the impact from the sunset of our Centriq product. Centriq revenue accounted for $1.0 million in the second quarter of 2025, compared to $1.7 million in the second quarter of 2024. Patient Care revenue excluding Centriq was $30.5 million in the second quarter of 2025, up 4% from $29.4 million in the second quarter of 2024. Recurring Patient Care revenues increased by $1.0 million, or 4%, compared to the second quarter of 2024, primarily due to an increase in SaaS revenue from migration to SaaS arrangements and new bookings. Non-recurring Patient Care revenues increased by $0.6 million compared to the second quarter of 2024, due to the timing of installations compared to the prior year.
Costs of Revenues (exclusive of amortization and depreciation)
Total costs of revenues (exclusive of amortization and depreciation) decreased by $2.1 million compared to the second quarter of 2024. As a percentage of total revenues, costs of revenues (exclusive of amortization and depreciation) decreased to 48% of revenues during the second quarter of 2025 compared to 51% of revenues during the second quarter of 2024.
Costs associated with our Financial Health revenues decreased by $1.0 million, or 3%, compared to the second quarter of 2024, primarily driven by a reduction in domestic labor costs as a result of the transition to the global workforce and the effects of the 2024 cost optimization initiative.
Costs associated with our Patient Care revenues decreased by $1.1 million, or 8%, compared to the second quarter of 2024, primarily due to a decrease in hardware expenses supporting installations and a reduction in software costs.
Product Development
Product development expenses consist primarily of compensation and other employee-related costs (including stock-based compensation) and infrastructure costs incurred, but not capitalized, for new product development and product enhancements. Product development costs remained flat compared to the second quarter of 2024.
Sales and Marketing
Sales and marketing costs increased by $0.2 million, or 3%, compared to the second quarter of 2024, driven by increased marketing program costs and a delay of the annual sales summit from the first quarter of 2025 to the second quarter, partially offset by decreased costs due to commissions timing.
General and Administrative
General and administrative expenses decreased by $0.8 million, or 4%, compared to the second quarter of 2024. This change was primarily driven by a decrease in severance costs and other nonrecurring costs, including costs related to the integration of Viewgol partially offset by increased payroll and other administrative expenses.

Amortization & Depreciation
Combined amortization and depreciation expense decreased by $2.9 million, or 31%, compared to the second quarter of 2024, primarily due to $2.9 million of accelerated amortization of software development costs associated with the sunset of one of the Company’s products in the second quarter of 2024.
Total Other Expense
Total other expense decreased by $1.2 million during the second quarter of 2025 compared to the second quarter of 2024. The decrease was driven by a reduction in interest expense due to a decrease in the outstanding balance of the revolving credit facility and a reduction in the interest rate.
Income (Loss) Before Taxes
As a result of the foregoing factors, income (loss) before taxes increased by $7.0 million, to income before taxes of $0.7 million in the second quarter of 2025 compared to a loss before taxes of $6.3 million in the second quarter of 2024.
Provision for (Benefit from) Income Taxes
Our effective tax rate for the three months ended June 30, 2025 was (269.6)%, compared to 30.3% for the three months ended June 30, 2024. The Company recognized $1.9 million of benefit for the three months ended June 30, 2025, primarily driven by changes in the estimated annual ETR due to revised forecasted pre-tax income and the change in valuation allowance.
On July 4, 2025, the OBBBA was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. We are evaluating the full effects of the legislation on our estimated annual effective tax rate and cash tax position. As the legislation was signed into law after the close of our second quarter, the impacts are not included in our operating results for the three months ended June 30, 2025.
Net Income (Loss)
As a result of the foregoing factors, net income (loss) for the second quarter of 2025 increased by $7.0 million to net income of $2.6 million, or $0.17 per basic and diluted share, compared to a net loss of $4.4 million, or $0.29 per basic and diluted share, for the second quarter of 2024.
Six Months Ended June 30, 2025 Compared with Six Months Ended June 30, 2024
Revenues
Total revenues for the six months ended June 30, 2025 increased by $3.2 million, or approximately 2%, compared to the six months ended June 30, 2024.

	Six Months Ended June 30,
(In thousands)	2025	2024
Recurring revenues
Financial Health	$108,586	$104,914
Patient Care	55,562	55,678
Total recurring revenues	164,148	160,592
Non-recurring revenues
Financial Health	1,831	3,034
Patient Care	6,958	6,091
Total non-recurring revenues	8,789	9,125
Total revenues	$172,937	$169,717

Financial Health revenues increased by $2.5 million, or 2%, compared to the first six months of 2024, primarily driven by year over year growth from new bookings, partially offset by customer attrition. Recurring Financial Health revenues were $108.6 million, or 98% of total Financial Health revenues.

Patient Care revenues increased by $0.8 million, or 1%, compared to the first six months of 2024, primarily due to an increase in installation and SaaS revenue from new contracts, partially offset by the divestiture of AHT and the impact from the sunset of our Centriq product. Centriq and AHT combined revenue accounted for $2.0 million in the first six months of 2025, compared to $4.9 million in the first six months of 2024. Patient Care revenue excluding Centriq and AHT was $60.6 million in the first six months of 2025, up 6% from $56.9 million in the first six months of 2024. Recurring Patient Care revenues decreased by $1.6 million, or 3%, compared to the first six months of 2024, primarily due to a decline in support revenues due to the Centriq sunset and migration to SaaS arrangements. Non-recurring Patient Care revenues increased by $2.3 million compared to the first six months of 2024, due to an increase in installation revenue from new contracts.
Costs of Revenues (exclusive of amortization and depreciation)
Total costs of revenues decreased by $4.3 million compared to the first six months of 2024. As a percentage of total revenues, costs of revenue decreased to 47% of revenues during the first six months of 2025 compared to 50% during the first six months of 2024.
Costs associated with Financial Health revenues decreased by $3.4 million, or 6%, compared to the first six months of 2024, primarily driven by a reduction in domestic labor costs as a result of the transition to the global workforce and the effects of the 2024 cost optimization initiative.
Costs of Patient Care revenues decreased by $1.0 million, or 4%, compared to the first six months of 2024, due to a decrease in software costs and payroll expenses and the effects of the 2024 cost optimization initiative.
Product Development
Product development expenses consist primarily of compensation and other employee-related costs (including stock-based compensation) and infrastructure costs incurred, but not capitalized, for new product development and product enhancements. Product development costs decreased by $2.5 million, or 13%, compared to the first six months of 2024, primarily due to labor savings as a result of the 2024 cost optimization initiative.
Sales and Marketing
Sales and marketing costs decreased by $1.0 million, or 7%, compared to the first six months of 2024, driven by lower commissions due to timing, partially offset by higher marketing program costs.
General and Administrative
General and administrative expenses decreased by $0.7 million, or 2%, compared to the first six months of 2024. This change was primarily driven by a decrease in severance and other nonrecurring costs, including costs related to the integration of Viewgol and TruBridge rebranding, partially offset by increased payroll, professional service fees, and other administrative expenses.
Amortization & Depreciation
Combined amortization and depreciation expense decreased by $2.8 million, or 17%, compared to the first six months of 2024, primarily due to $2.9 million of accelerated amortization of software development costs associated with the sunset of one of the Company’s products in the second quarter of 2024.
Total Other Expense
Total other expense decreased to $6.2 million during the first six months of 2025, compared to $6.8 million during the first six months of 2024. This decrease was driven by a reduction in interest expense due to a decrease in the outstanding balance of the revolving credit facility, partially offset by a $1.2 million gain recognized on the sale of AHT during the first quarter of 2024.
Income (Loss) Before Taxes
As a result of the foregoing factors, income before taxes increased by $15.2 million, to income before taxes of $5.6 million in the first six months of 2025 compared to a loss before taxes of $9.5 million in the first six months of 2024.

Provision for (Benefit from) Income Taxes
Our effective tax rate for the six months ended June 30, 2025, was 45.9%, compared to 34.6% for the six months ended June 30, 2024. This change was primarily driven by an increase in the federal and state valuation allowance recorded on deferred tax assets during the six months ended June 30, 2025.
On July 4, 2025, the OBBBA was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. We are evaluating the full effects of the legislation on our estimated annual effective tax rate and cash tax position. As the legislation was signed into law after the close of our second quarter, the impacts are not included in our operating results for the six months ended June 30, 2025.
Net Income (Loss)
Net income for the first six months of 2025 increased by $9.3 million to net income of $3.0 million, or $0.20 per basic and diluted share, compared to a net loss of $6.2 million, or $0.42 per basic and diluted share, for the first six months of 2024.
Supplemental Segment Information
Our reportable segments have been determined in accordance with ASC 280 - Segment Reporting. We have two reportable operating segments: Financial Health and Patient Care. We evaluate each of our two operating segments based on segment revenues and segment Adjusted EBITDA (as defined below).
“Adjusted EBITDA” consists of GAAP net income (loss) as reported and adjusts for (i) depreciation expense; (ii) amortization of software development costs; (iii) amortization of acquisition-related intangibles; (iv) stock-based compensation; (v) severance and other non-recurring charges; (vi) interest expense and other income; (vii) gain on sale of AHT; (viii) gain on disposal of property and equipment; and (ix) the provision for (benefit from) income taxes. The segment measurements provided to and evaluated by the chief operating decision maker (“CODM”) are described in Note 17 - Segment Reporting of the condensed consolidated financial statements. These results should be considered in addition to, and not as a substitute for, results reported in accordance with GAAP.
The following table presents a summary of the revenues and Adjusted EBITDA of our two operating segments for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
(In thousands)
Revenues by segment:
Financial Health	$54,284	$54,509	$(225)	0%	$110,417	$107,948	$2,469	2%
Patient Care	31,445	31,091	354	1%	62,520	61,769	751	1%
Total revenues	$85,729	$85,600	$129	0%	$172,937	$169,717	3,220	1%

Adjusted EBITDA by segment:
Financial Health	$7,092	$8,209	$(1,117)	(14)%	$18,373	$15,006	$3,367	22%
Patient Care	6,651	5,235	1,416	27%	13,601	8,762	4,839	55%
Total Adjusted EBITDA	$13,743	$13,444	$299	2%	31,974	23,768	8,206	1%
Segment Revenues
Refer to the corresponding discussion of revenues for each of our reportable segments previously provided under the Revenues heading of this Management's Discussion and Analysis. There are no intersegment revenues to be eliminated in computing segment revenue.
Segment Adjusted EBITDA - Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024

Financial Health Adjusted EBITDA decreased by $1.1 million, or 14%, compared to the second quarter of 2024, primarily due to customer attrition and increased product development and administrative costs, partially offset by a reduction in domestic labor costs as a result of the transition to the global workforce.
Patient Care Adjusted EBITDA increased by $1.4 million, or 27%, compared to the second quarter of 2024 primarily due to an increase in SaaS revenue from new contracts and migration to SaaS arrangements and a decrease in hardware and software expenses, partially offset by the impact of the sunset of our Centriq product.
Segment Adjusted EBITDA - Six Months Ended June 30, 2025 Compared with Six Months Ended June 30, 2024
Financial Health adjusted EBITDA increased by $3.4 million, or 22%, compared to the first six months of 2024.This increase was due to year over year growth from new bookings, and driven by a reduction in domestic labor costs as a result of the transition to the global workforce, partially offset by increased product development and administrative costs.
Patient Care adjusted EBITDA increased by $4.8 million, or 55%, compared to the first six months of 2024. This increase was primarily a result of an increase in installation and SaaS revenues from new contracts and a decrease in software and payroll costs.
Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2025, the aggregate principal amount of our credit facilities was $230.0 million, which included a $70.0 million term loan facility and a $160.0 million revolving credit facility. As of June 30, 2025, we had $167.0 million in principal amount of indebtedness outstanding under the credit facilities.
As of June 30, 2025, we had cash and cash equivalents of $12.3 million and remaining borrowing capacity under the revolving credit facility of $47.6 million, compared to $12.3 million of cash and cash equivalents and $43.6 million of remaining borrowing capacity under the revolving credit facility as of December 31, 2024. We believe that these funding sources, taken together with the future operating cash flows of the combined entity, provide adequate resources to fund ongoing cash requirements for the next twelve months and beyond. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of filing of this Form 10-Q. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms. Aside from normal operating cash requirements, obligations under our Credit Agreement (as discussed below) and operating leases, and opportunistic uses of capital in share repurchases and business acquisition transactions, we do not have any material cash commitments or planned cash commitments. Although the Company currently has no obligations related to planned acquisitions, the Company's strategy includes the potential for future acquisitions, which may be funded through draws on the credit facilities or the use of the other sources of liquidity described above.
On October 16, 2023, we made a draw of $41.0 million on the revolving credit facility in connection with the closing of the Viewgol acquisition, leaving a remaining $40.6 million of available borrowing capacity under the revolving credit facility as of that date. A portion of the proceeds from the draw, together with available cash on hand, was used by the Company to make the various required payments at the closing of the acquisition. During February 2024, the Company used a portion of the proceeds received from the sale of AHT to repay $7.0 million of the outstanding balance of the revolving credit facility. Since the first quarter of 2024, the Company has made incremental payments totaling $14.0 million on the credit facilities, including an incremental payment of $4.0 million on the revolving credit facility during the six months ended June 30, 2025.
Operating Cash Flow Activities
Net cash provided by operating activities increased by $2.8 million to net cash provided by operating activities of $14.5 million for the six months ended June 30, 2025, compared to net cash provided by operating activities of $11.7 million for the six months ended June 30, 2024. This increase in cash flows provided by operations was primarily due to the aforementioned increase in net income combined with a decrease in deferred taxes.

Investing Cash Flow Activities
Net cash (used in) provided by investing activities decreased by $18.1 million, to cash used in investing activities of $7.0 million during the six months ended June 30, 2025, compared to cash provided by investing activities of $11.1 million during the six months ended June 30, 2024. This decrease was primarily the result of the sale of AHT, which resulted in a net cash inflow of $21.4 million during the six months ended June 30, 2024, and an increase in purchases of property and equipment, partially offset by a decrease in investments in software development.
Financing Cash Flow Activities
During the six months ended June 30, 2025, our financing activities were a net use of cash in the amount of $7.6 million, as long-term debt principal payments of $21.1 million and $1.9 million used to repurchase shares of our common stock, which are treated as treasury stock, were partially offset by $15.4 million in borrowings from our revolving line of credit. Financing activities were a net use of cash in the amount of $18.9 million during the six months ended June 30, 2024, as long-term debt principal payments of $39.1 million and $0.4 million used to repurchase shares of our common stock, which are treated as treasury stock, were partially offset by $21.1 million in borrowings from our revolving line of credit.
Credit Agreement
As of June 30, 2025, we had $54.6 million in principal amount outstanding under the term loan facility and $112.4 million in principal amount outstanding under the revolving credit facility. Each of our credit facilities continues to bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted SOFR rate for the relevant interest period, subject to a floor of 0.50%, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month SOFR rate, subject to the aforementioned floor, plus one percent per annum, or (3) a combination of (1) and (2). The applicable margin for SOFR loans and the letter of credit fee ranges from 1.8% to 3.0%. The applicable margin for base rate loans ranges from 0.8% to 2.0%, in each case based on the Company's consolidated net leverage ratio. As of June 30, 2025, the revolving credit facility had an average interest rate of 7.06%.
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
Backlog
Backlog consists of revenues we reasonably expect to recognize over the next twelve months under existing contracts. The revenues to be recognized may relate to a combination of one-time fees for system sales and recurring fees for support and maintenance and RCM services. As of June 30, 2025, we had a twelve-month backlog of approximately $2.6 million in connection with non-recurring system purchases and approximately $322.8 million in connection with recurring payments under support and maintenance and RCM services. As of June 30, 2024, we had a twelve-month backlog of approximately $10.0 million in connection with non-recurring system purchases and approximately $318.0 million in connection with recurring payments under support and maintenance and RCM services.

Bookings
Bookings are a key operational metric used by management to assess the relative success of our sales generation efforts, and were as follows for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Financial Health (1)	$13,705	$13,458	$26,485	$27,849
Patient Care(2)	11,908	9,832	21,109	19,010
Total bookings	$25,613	$23,290	$47,594	$46,859
(1) Generally calculated as the annual contract value
(2) Generally calculated as the total contract value for system sales and SaaS, and annual contract value for maintenance and support
Financial Health
Financial Health bookings during the second quarter of 2025 increased by $0.2 million, or 2%, from the second quarter of 2024. Cross-sell bookings increased by $1.6 million, or 23%, and net-new bookings increased by $0.2 million, or 4%, excluding Viewgol. Viewgol bookings decreased by $1.5 million during the second quarter of 2025 compared to the prior year quarter.
Financial Health bookings during the first six months of 2025 decreased by $1.4 million, or 5%, from the first six months of 2024. Cross-sell bookings increased by $1.7 million, or 14%, offset by decreased net-new bookings of $2.4 million, or 18%, excluding Viewgol. Viewgol bookings decreased by $0.7 million during the first six months of 2025, compared to the prior year period.
Patient Care
Patient Care bookings increased during the second quarter of 2025 by $2.1 million, or 21%, compared to the second quarter of 2024. This was primarily due to net-new bookings increasing by $5.0 million, or 96%, partially offset by cross-sell bookings decreasing by $2.9 million, or 40%.
Patient Care bookings increased during the first six months of 2025 by $2.1 million, or 11%, compared to the first six months of 2024. This was primarily due to net-new bookings increasing by $6.2 million, or 96%, offset by cross-sell bookings decreasing by $4.1 million, or 33%.
“Net-new bookings” represent bookings from outside the Company’s core client base, and “cross-sell bookings” represent bookings from existing customers. In each case, such bookings are generally comprised of recurring revenues to be recognized ratably over a one-year period and an average timeframe for bookings-to-revenue conversion of four to six months following contract execution.
Annual Contract Value
Effective January 2025, the Company will be providing bookings on an Annual Contract Value (“ACV”) basis in addition to the reported bookings amounts, which has historically represented a mix of ACV and Total Contract Value (“TCV”) for Patient Care. This new methodology of reporting total bookings at ACV represents the newly contracted revenue that is expected to be recognized over a twelve-month period. Over the course of 2025, the Company will be providing total bookings under both methodologies for year-over-year comparability before fully transitioning to ACV in 2026.
The table below represents bookings using the ACV methodology for the three and six months ended June 30, 2025:

	Three Months Ended June 30,	Six Months Ended June 30,
(In thousands)	2025	2025
Financial Health	$13,705	$26,485
Patient Care	5,921	10,480
Total bookings	$19,626	$36,965

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
In our Annual Report on Form 10-K for the year ended December 31, 2024, we identified our critical accounting policies and estimates related to revenue recognition, allowance for credit losses, business combinations, including purchased intangible assets, software development costs, and estimates. There have been no significant changes to these critical accounting policies during the six months ended June 30, 2025.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk relates primarily to the potential fluctuations in the Secured Overnight Financing Rate ("SOFR"), which replaced the British Bankers Association London Interbank Offered Rate ("LIBOR") as the new benchmark interest rate for our credit facilities. We had $167.0 million of outstanding borrowings under our credit facilities with Regions Bank at June 30, 2025. The term loan facility and revolving credit facility bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted SOFR rate for the relevant interest period, subject to a floor of 0.50%, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month SOFR rate, subject to the aforementioned floor, plus one percent per annum, or (3) a combination of (1) and (2). Accordingly, we are exposed to fluctuations in interest rates on borrowings under the credit facilities. A one hundred basis point change in interest rate on our borrowings outstanding as of June 30, 2025 would result in a change in interest expense of approximately $1.7 million annually.
We did not have investments as of June 30, 2025 and do not utilize derivative financial instruments to manage our interest rate risks.

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
Management has concluded that the material weakness described above existed as of December 31, 2024 and continued through June 30, 2025.
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
Changes in Internal Control over Financial Reporting
Except for the remediation activities that are being implemented, as described above, there were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or operating results. There have been no material changes to the risk factors disclosed in Part 1, "Item 1A. Risk Factors" in our Annual Report on Form 10-K, other than as described in the risk factor below.

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
On July 4, 2025, the U.S. signed into law the OBBBA, which included significant reforms to Medicaid, including an estimated $1 trillion in reduced federal Medicaid spending from 2025 through 2034, the imposition of work requirements for certain adult enrollees, more frequent eligibility redeterminations, and increased cost-sharing for beneficiaries. The OBBBA also implements additional eligibility rules on government health plans, expands administrative procedures around enrollment, modifies how states can obtain federal funding for Medicaid and no longer extends ACA premium subsidies. Additional federal and state guidance is expected to be issued in order to implement these OBBBA provisions, most of which have effective dates in 2027 and 2028. These changes are expected to reduce overall Medicaid enrollment and access to care. Any decrease in the number of insured patients or reimbursement levels could adversely affect our community hospital clients, which could adversely affect demand for our products and services. In addition, some members of Congress have proposed measures intended to accelerate the shift from traditional Medicare to Medicare Advantage, or repealing the Affordable Care Act or eliminating some of its consumer protections. Changes in governmental administration, including changes in agency structures and staffing, such as reduction or elimination of personnel and agencies, may also result in changes to established rulemaking conventions and timelines, including for regularly issued reimbursement rules, among other effects. We cannot predict what effect, if any, such additional changes or reforms might have on our business, financial condition and results of operations.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Repurchases of Equity Securities
The following table provides information about our repurchases of common stock during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Beginning of Period				$—
April 1, 2025 - April 30, 2025	—	—	—	—
May 1, 2025 - May 31, 2025	—	—	—	—
June 1, 2025 - June 30, 2025	—	—	—	—
Total	—	—	—
(1) There were no shares repurchased during the three months ended June 30, 2025 to fund required tax withholdings related to the vesting of restricted stock.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
(a) None.
(b) Not applicable.
(c) Rule 10b5-1 Trading Arrangements
From time to time, members of the Company's Board of Directors and officers of the Company may enter into Rule 10b5-1 trading plans, which allow for the purchase or sale of common stock under pre-established terms at times when directors and officers might otherwise be prevented from trading under insider trading laws or because of self-imposed blackout periods. Such trading plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and comply with the Company's insider trading policy. During the quarter ended June 30, 2025, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

4.1
Rights Agreement dated as of March 26, 2024, by and between TruBridge, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 of TruBridge, Inc.’s Current Report on Form 8-K filed March 26, 2024)

4.2
Amendment to the Rights Agreement, dated as of April 22, 2024, by and between TruBridge, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.2 of TruBridge, Inc.’s Current Report on Form 8-K filed April 23, 2024)

4.3
Second Amendment to the Rights Agreement, dated as of February 11, 2025, by and between TruBridge, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.3 of TruBridge’s Current Report on Form 8-K filed February 12, 2025)

10.1	TruBridge, Inc. Second Amended and Restated 2019 Incentive Plan (incorporated by reference to Exhibit 10.1 of TruBridge, Inc.’s Current Report on Form 8-K filed May 8, 2025)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements

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

TRUBRIDGE, INC.

August 8, 2025	By:	/s/ Christopher L. Fowler
Christopher L. Fowler
President and Chief Executive Officer

August 8, 2025	By:	/s/ Vinay Bassi
Vinay Bassi
Chief Financial Officer