Form 10-Q
period 2025-09-30
TruBridge, Inc.
filed 2025-11-07
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 4, 2025, there were 15,008,986 shares of the issuer’s common stock outstanding.

TRUBRIDGE, INC.
Quarterly Report on Form 10-Q
(For the three and nine months ended September 30, 2025)

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
TRUBRIDGE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$19,920	$12,324
Accounts receivable, net of allowance for credit losses of $4,911 and $5,861	56,771	53,753
Current portion of financing receivables, net of allowance for credit losses of $565 and $417	2,961	4,663
Inventories	351	767
Prepaid income taxes	8,602	2,886
Prepaid expenses and other current assets	13,521	15,275
Assets held for sale	445	606
Total current assets	102,571	90,274
Property and equipment, net	2,204	2,294
Software development costs, net	44,226	41,474
Operating lease right-of-use assets	2,391	3,092
Financing receivables, less current portion, net of allowance for credit losses of $233 and $21	64	232
Other assets, less current portion	7,820	7,786
Intangible assets, net	67,563	76,707
Goodwill	172,573	172,573
Total assets	$399,412	$394,432
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,238	$15,040
Current portion of long-term debt	2,980	2,980
Deferred revenue	8,197	10,653
Accrued vacation	5,091	4,770
Income taxes payable	798	3,538
Other accrued liabilities	16,445	15,994
Total current liabilities	53,749	52,975
Long-term debt, less current portion	161,363	168,598
Operating lease liabilities, less current portion	1,588	2,293
Deferred tax liabilities	2,354	1,871
Total liabilities	219,054	225,737
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.001 par value; 30,000 shares authorized; 15,690 shares issued at September 30, 2025 and 15,522 shares issued at December 31, 2024	15	15
Additional paid-in capital	206,164	201,066
Accumulated deficit	(6,311)	(14,952)
Accumulated other comprehensive (loss) income	(91)	45
Treasury stock, 689 shares at September 30, 2025 and 619 shares at December 31, 2024	(19,419)	(17,479)
Total stockholders’ equity	180,358	168,695
Total liabilities and stockholders’ equity	$399,412	$394,432
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUBRIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Financial Health	$54,501	$54,672	$164,918	$162,620
Patient Care	31,605	30,028	94,125	91,796
Total revenues	86,106	84,700	259,043	254,416
Expenses
Costs of revenues (exclusive of amortization and depreciation)
Financial Health	29,335	29,185	85,835	89,051
Patient Care	12,713	13,184	36,996	38,421
Total costs of revenues (exclusive of amortization and depreciation)	42,048	42,369	122,831	127,472
Product development	8,171	7,735	24,530	26,629
Sales and marketing	5,673	5,944	19,123	20,351
General and administrative	19,416	19,376	56,957	57,651
Amortization	6,487	6,183	18,901	21,158
Depreciation	243	279	846	1,079
Total expenses	82,038	81,886	243,188	254,340
Operating income	4,068	2,814	15,855	76
Other (expense) income:
Interest expense	(3,003)	(4,033)	(9,450)	(12,348)
Other income (expense)	287	(376)	566	1,139
Total other expense	(2,716)	(4,409)	(8,884)	(11,209)
Income (loss) before taxes	1,352	(1,595)	6,971	(11,133)
(Benefit from) provision for income taxes	(4,250)	7,553	(1,670)	4,257
Net income (loss)	$5,602	$(9,148)	$8,641	$(15,390)
Net income (loss) per common share—basic	$0.37	$(0.61)	$0.58	$(1.04)
Net income (loss) per common share—diluted	$0.37	$(0.61)	$0.58	$(1.04)
Weighted average shares outstanding used in per common share computations:
Basic	14,527	14,323	14,474	14,290
Diluted	14,527	14,323	14,474	14,290
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUBRIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$5,602	$(9,148)	$8,641	$(15,390)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(118)	(1)	(136)	107
Comprehensive income (loss)	$5,484	$(9,149)	$8,505	$(15,283)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUBRIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity

	Shares	Amount
Three Months Ended September 30, 2025 and 2024:
Balance at June 30, 2025	15,700	$15	$204,376	$(11,913)	$27	$(19,332)	$173,173
Net income	—	—	—	5,602	—	—	5,602
Foreign currency translation adjustment	—	—	—	—	(118)	—	(118)
Forfeiture of restricted stock	(10)	—	—	—	—	—	—
Stock-based compensation	—	—	1,788	—	—	—	1,788
Treasury stock acquired	—	—	—	—	—	(87)	(87)
Balance at September 30, 2025	15,690	$15	$206,164	$(6,311)	$(91)	$(19,419)	$180,358

Balance at June 30, 2024	15,561	$15	$197,846	$(755)	$108	$(17,434)	$179,780
Net loss	—	—	—	(9,148)	—	—	(9,148)
Foreign currency translation adjustment	—	—	—	—	(1)	—	(1)
Issuance of restricted stock	2	—	—	—	—	—	—
Forfeiture of restricted stock	(17)	—	—	—	—	—	—
Stock-based compensation	—	—	1,398	—	—	—	1,398
Treasury stock acquired	—	—	—	—	—	(43)	(43)
Balance at September 30, 2024	15,546	$15	$199,244	$(9,903)	$107	$(17,477)	$171,986

Nine Months Ended September 30, 2025 and 2024:
Balance at December 31, 2024	15,522	$15	$201,066	$(14,952)	$45	$(17,479)	$168,695
Net income	—	—	—	8,641	—	—	8,641
Foreign currency translation adjustment					(136)		(136)
Issuance of restricted stock	198	—	—	—	—	—	—
Forfeiture of restricted stock	(30)	—	—	—	—	—	—
Stock-based compensation	—	—	5,098	—	—	—	5,098
Treasury stock acquired	—	—	—	—	—	(1,940)	(1,940)
Balance at September 30, 2025	15,690	$15	$206,164	$(6,311)	$(91)	$(19,419)	$180,358

Balance at December 31, 2023	15,121	$15	$195,546	$5,487	$—	$(17,075)	$183,973
Net loss	—	—	—	(15,390)	—	—	(15,390)
Foreign currency translation adjustment	—	—	—	—	107		107
Issuance of restricted stock	497	—	—	—	—	—	—
Forfeiture of restricted stock	(72)	—	—	—	—	—	—
Stock-based compensation	—	—	3,698	—	—	—	3,698
Treasury stock acquired	—	—	—	—	—	(402)	(402)
Balance at September 30, 2024	15,546	$15	$199,244	$(9,903)	$107	$(17,477)	$171,986
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUBRIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating Activities:
Net income (loss)	$8,641	$(15,390)
Adjustments to net income (loss):
Provision for credit losses	1,629	1,046
Deferred taxes	481	915
Stock-based compensation	5,098	3,698
Depreciation	846	1,079
Gain on sale of business	(53)	(1,221)
Amortization of acquisition-related intangibles	9,144	9,379
Amortization of software development costs	9,757	11,779
Amortization of deferred finance costs	390	320
Change in fair value of contingent consideration	—	(1,044)
Non-cash operating lease costs	791	1,879
(Gain) loss on disposal of property and equipment	(120)	1,648
Changes in operating assets and liabilities:
Accounts receivable	(4,317)	336
Financing receivables	1,570	(129)
Inventories	416	(449)
Prepaid expenses and other assets	(810)	3,228
Accounts payable	5,648	3,925
Deferred revenue	(2,456)	2,162
Operating lease liabilities	(807)	(1,415)
Other liabilities	712	(189)
Income taxes, net	(8,453)	282
Net cash provided by operating activities	28,107	21,839
Investing Activities:
Purchase of business, net of cash and cash equivalents acquired	—	(664)
Sale of business, net of cash and cash equivalents sold	2,102	21,410
Investment in software development	(12,509)	(13,666)
Proceeds from sale of property and equipment	300	—
Purchase of property and equipment	(839)	(1,277)
Net cash (used in) provided by investing activities	(10,946)	5,803
Financing Activities:
Payments of long-term debt principal	(2,625)	(6,625)
Proceeds from revolving line of credit	15,368	23,765
Payments of revolving line of credit	(20,368)	(39,072)
Debt issuance costs	—	(529)
Treasury stock purchases	(1,940)	(402)
Net cash used in financing activities	(9,565)	(22,863)
Increase in cash and cash equivalents	7,596	4,779
Change in cash and cash equivalents included in assets sold	—	(41)
Cash and cash equivalents at beginning of period	12,324	3,848
Cash and cash equivalents at end of period	$19,920	$8,586
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,489	$12,330
Cash paid for income taxes	$6,304	$3,060
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
Unbilled Accounts Receivable
Unbilled accounts receivable represents services performed but not billed and are included as accounts receivable on the condensed consolidated balance sheets. The Company had $18.0 million and $15.4 million at September 30, 2025 and December 31, 2024, respectively.
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
Revision of Previously Issued Financial Statements
During the year ended December 31, 2024, the Company reversed revenue from customers that was recognized improperly during the prior year. The Company assessed the materiality of this error on the prior period consolidated financial statements in accordance with the SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” In its assessment, the Company concluded based on quantitative and qualitative analysis that this error was not material to the Company’s consolidated financial statements for the 2023 fiscal year or any interim periods therein.

Accordingly, the Company made corrections, as disclosed in the table below, to the condensed consolidated financial statements for the three months ended September 30, 2024:

(In thousands, except per share data)	As previously reported	Impact of revision	As adjusted
Condensed Consolidated Statement of Operations
Revenue:
Financial Health	$54,271	$401	$54,672
Patient Care	29,559	469	30,028
Total revenue	$83,830	$870	$84,700
Operating income	1,944	870	2,814
Income (loss) before taxes	(2,465)	870	(1,595)
Provision for income taxes	7,344	209	7,553
Net income (loss)	(9,809)	661	(9,148)
Net income (loss) per share - basic	$(0.66)	$0.05	(0.61)
Net income (loss) per share - diluted	$(0.66)	$0.05	(0.61)

Condensed Consolidated Statement of Comprehensive Income (Loss)
Net income (loss)	$(9,809)	$661	$(9,148)
Comprehensive income (loss)	(9,810)	661	(9,149)

Condensed Consolidated Statement of Equity
Accumulated earnings (deficit) at June 30, 2024	$567	$(1,322)	$(755)
Total stockholders’ equity at June 30, 2024	181,102	(1,322)	179,780
Net income (loss)	(9,809)	661	(9,148)
Accumulated earnings (deficit) at September 30, 2024	(9,242)	(661)	(9,903)
Total stockholders’ equity at September 30, 2024	172,647	(661)	171,986

The Company made corrections, as disclosed in the table below, to the condensed consolidated financial statements for the nine months ended September 30, 2024:

(In thousands, except per share data)	As previously reported	Impact of revision	As adjusted
Condensed Consolidated Statement of Operations
Revenue:
Financial Health	$161,417	$1,203	$162,620
Patient Care	90,389	1,407	91,796
Total revenue	$251,806	$2,610	$254,416
Operating income (loss)	(2,534)	2,610	76
Income (loss) before taxes	(13,743)	2,610	(11,133)
Provision for (benefit from) income taxes	3,631	626	4,257
Net income (loss)	(17,374)	1,984	(15,390)
Net income (loss) per share - basic	$(1.17)	$0.13	(1.04)
Net income (loss) per share - diluted	$(1.17)	$0.13	(1.04)

Condensed Consolidated Statement of Comprehensive Income (Loss)
Net income (loss)	$(17,374)	$1,984	$(15,390)
Comprehensive income (loss)	(17,267)	1,984	(15,283)

Condensed Consolidated Statement of Equity
Accumulated earnings (deficit) at December 31, 2023	$8,132	$(2,645)	$5,487
Total stockholders’ equity at December 31, 2023	186,618	(2,645)	183,973
Net income (loss)	(17,374)	1,984	(15,390)
Accumulated earnings (deficit) at September 30, 2024	(9,242)	(661)	(9,903)
Total stockholders’ equity at September 30, 2024	172,647	(661)	171,986

Condensed Consolidated Statement of Cash Flows
Net income (loss)	$(17,374)	$1,984	$(15,390)
Accounts receivable	2,946	(2,610)	336
Income taxes, net	(344)	626	282
Principles of Consolidation
The condensed consolidated financial statements of TruBridge include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. Our fiscal year ends on December 31, while certain foreign subsidiaries maintain a fiscal year ending on March 31 to facilitate the timely consolidation of financial information. The difference in fiscal year-ends does not exceed three months. Adjustments are made for the effects of significant transactions or events that occur during the intervening three-month period that materially affect the consolidated financial position or results of operations.
Subsequent Events
The Company has evaluated subsequent events through November 7, 2025, the date these condensed consolidated financial statements were issued. The Company concluded that no subsequent events have occurred that would require recognition or disclosure in the condensed consolidated financial statements other than what has been disclosed in these condensed consolidated financial statements and accompanying notes.

2.     RECENT ACCOUNTING PRONOUNCEMENTS
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires public entities to provide disclosure of disaggregated information in the entity’s tax rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09 and will adopt the standard effective for the annual period ending December 31, 2025.
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires additional disclosure of certain costs and expenses within the notes to the financial statements. The new standard is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The new standard is to be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.
In September 2025, the FASB issued ASU 2025-06, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software" (“ASU 2025-06”), which is intended to increase the operability of the recognition guidance considering different methods of software development. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-06.
3.     REVENUE RECOGNITION
Our contracts with customers can include various combinations of products and services, which are generally distinct and accounted for as separate performance obligations. Revenue is recognized upon the transfer of control of promised products or services to clients in an amount that reflects the consideration we expect to receive in exchange for those products and services. The Company employs the 5-step revenue recognition model under ASC 606, Revenue from Contracts with Customers, to: (1) identify the contract with the client, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation.
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

The following table represents revenues disaggregated by category for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Recurring revenues
Financial Health	$53,514	$53,513	$162,100	$158,426
Patient Care	27,425	27,052	82,988	82,730
Total recurring revenues	80,939	80,565	245,088	241,156

Non-recurring revenues
Financial Health	987	1,159	2,818	4,194
Patient Care	4,180	2,976	11,137	9,066
Total non-recurring revenues	5,167	4,135	13,955	13,260
Total revenues	$86,106	$84,700	$259,043	$254,416
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
The following table details deferred revenue recorded and revenue recognized from amounts included in deferred revenue for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Beginning balance	$11,689	$9,842	$10,653	$8,677
Deferred revenue recorded	9,732	7,803	26,015	16,033
Less deferred revenue recognized as revenue	(13,224)	(7,410)	(28,471)	(14,475)
Ending balance	$8,197	$10,235	$8,197	$10,235
The deferred revenue recorded during the nine months ended September 30, 2025 and 2024 is comprised primarily of the annual renewals of certain software subscriptions billed during the first quarter of each year and deposits collected for future Patient Care software installations. The deferred revenue recognized as revenue during the nine months ended September 30, 2025 and 2024 is comprised primarily of the periodic recognition of annual renewals that were deferred until earned and deposits for future Patient Care software installations that were earned and recognized during the period.
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

Costs to obtain and fulfill contracts related to SaaS and Financial Health arrangements are included within the “Prepaid expenses and other current assets” and "Other assets, less current portion" line items on our condensed consolidated balance sheets. The following table details the costs to obtain and fulfill contracts with customers for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Beginning balance	$12,958	$12,896	$12,587	$13,115
Costs to obtain and fulfill contracts capitalized	2,049	1,686	5,850	5,116
Less costs to obtain and fulfill contracts recognized as expense	(2,511)	(1,751)	(5,941)	(5,400)
Ending balance	$12,496	$12,831	$12,496	$12,831
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
As part of the divestiture, as of January 16, 2024, we entered into a transition services agreement (“TSA”) with Buyer to assist them in the transition of certain functions, including, but not limited to, information technology, finance and accounting, for an initial period of 18 months, with certain services being completed prior to the 18-month period. In addition to the agreed upon services, the TSA allows for additional services to be offered by the Company pursuant to a mutually agreed upon amendment to the TSA. On July 17, 2025, the parties entered into an amendment in order to extend the TSA for an additional 120 days. The Company has $0.5 million in receivables from Buyer for the TSA services reflected under the caption “Accounts receivable” in the condensed consolidated balance sheet as of September 30, 2025.
For the nine months ended September 30, 2025 and 2024, the Company has recorded a $0.1 million and $1.3 million gain on sale, respectively, which is reflected under the caption “Other income” in the condensed consolidated statements of operations for the nine months ended September 30, 2025 and 2024.

During the first quarter of 2025, the Company received the general indemnity escrow of $2.5 million, partially offset by a payment of $0.3 million for the working capital adjustment.
The following table presents the pretax loss for AHT that is included in our condensed consolidated statements of operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(In thousands)	2025	2024

Pretax loss	$—	$(241)

5. PROPERTY AND EQUIPMENT
Property and equipment, net was comprised of the following at September 30, 2025 and December 31, 2024:

(In thousands)	September 30, 2025	December 31, 2024
Buildings and improvements	$52	$52
Computer equipment	11,728	10,963
Leasehold improvements	246	246
Office furniture and fixtures	531	540
Automobiles	18	18
Property and equipment, gross	12,575	11,819
Less: accumulated depreciation	(10,371)	(9,525)
Property and equipment, net	$2,204	$2,294
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
During the fourth quarter of 2024, the Company committed to a plan to sell land and a building located in Mobile, Alabama and determined the assets met the criteria for classification as held for sale as of December 31, 2024. As of September 30, 2025 and December 31, 2024, the Company recorded the assets held for sale at their fair value of $0.4 million and $0.6 million, respectively, which equals the estimated fair value less costs to sell the property of $0.1 million, which is included in “Assets held for sale” in the accompanying condensed consolidated balance sheets. On April 9, 2025, the Company sold the building and a portion of the land for $0.3 million. Prior to the sale, the carrying value of the assets sold included in “Assets held for sale” was $0.2 million. The remaining unsold land has an estimated fair value of approximately $0.4 million.
6. SOFTWARE DEVELOPMENT
Software development costs are accounted for in accordance with ASC 350-40, Internal-Use Software and ASC 985-20, Costs of Software to be Sold, Leased, or Marketed.
For software intended for internal use, software development costs are capitalized in accordance with ASC 350-40, Internal Use Software. Software development costs related to preliminary project activities and post-implementation and maintenance activities are expensed as incurred. Direct costs related to application development activities that are probable to result in additional functionality are capitalized.
For software intended for external customers, costs incurred before technological feasibility are expensed as research and development. Costs incurred after technological feasibility and before the product is available for general release to customers are capitalized in accordance with ASC 985-20, Costs of Software to Be Sold, Leased, or Marketed.
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
Software development costs, net were comprised of the following at September 30, 2025 and December 31, 2024:

(In thousands)	September 30, 2025	December 31, 2024
Software development costs	$77,235	$68,805
Less: accumulated amortization	(33,009)	(27,331)
Software development costs, net	$44,226	$41,474

7.     OTHER ACCRUED LIABILITIES
Other accrued liabilities were comprised of the following at September 30, 2025 and December 31, 2024:

(In thousands)	September 30, 2025	December 31, 2024
Salaries and benefits	$11,019	$9,050
Severance	1,108	1,702
Commissions	559	1,191
Accrued interest	1,884	2,314
Operating lease liabilities, current portion	932	944
Other	943	793
Other accrued liabilities	$16,445	$15,994

The Company has implemented certain cost savings initiatives and, as a result, incurred approximately $0.8 million and $1.8 million of severance costs during the three and nine months ended September 30, 2025, respectively, as compared to $1.7 million and $5.9 million during the three and nine months ended September 30, 2024, respectively. These costs were included in general and administrative expenses in the unaudited condensed consolidated statements of operations. During the three and nine months ended September 30, 2025, the Company paid severance of $0.6 million and $2.4 million, respectively, as compared to $2.6 million and $10.0 million of paid severance during the three and nine months ended September 30, 2024, respectively.

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

The following is a calculation of the basic and diluted EPS for the Company's common stock, including a reconciliation between net income (loss) and net income (loss) attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2025	2024	2025	2024
Net income (loss)	$5,602	$(9,148)	$8,641	$(15,390)
Less: Net (income) loss attributable to participating securities	(179)	372	(294)	566
Net income (loss) attributable to common stockholders	$5,423	$(8,776)	$8,347	$(14,824)

Weighted average shares outstanding used in basic per common share computations	14,527	14,323	14,474	14,290
Add: Dilutive potential common shares	—	—	—	—
Weighted average shares outstanding used in diluted per common share computations	14,527	14,323	14,474	14,290

Basic EPS	$0.37	$(0.61)	$0.58	$(1.04)
Diluted EPS	$0.37	$(0.61)	$0.58	$(1.04)
During 2023, 2024, and 2025, performance share awards were granted to certain executive officers and key employees of the Company that will result in the issuance of common stock if the predefined performance criteria are met. The awards provide for an aggregate target of 491,342 shares, of which none have been included in the calculation of diluted EPS for the three or nine months ended September 30, 2025, because the related threshold award performance levels have not been achieved as of September 30, 2025. See Note 10 - Stock-Based Compensation and Equity for more information.

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
The Company recognized $(4.3) million and $(1.7) million of income tax benefit for the three and nine months ended September 30, 2025. On July 4, 2025, H.R. 1, or the “One Big Beautiful Bill Act” (“OBBBA”), was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. The OBBBA reduced the Company’s 2025 expected current tax liability as a result of the ability to deduct domestic research and development expenses, resulting in a current tax benefit for each of the three and nine months ended September 30, 2025. The estimated effects of the OBBBA are reflected in the third quarter provision.
Our estimated annual ETR, including discrete items, for the three months ended September 30, 2025, was (314.3)% compared to (473.5)% for the three months ended September 30, 2024. The primary contributing factors to the difference between the estimated annual ETR for the three months ended September 30, 2025 of (314.3)% and the statutory tax rate of 21%, is a decrease in the Company’s valuation allowance.
Our estimated annual ETR, including discrete items, for the nine months ended September 30, 2025, was (24.0)% compared to (38.2)% for the nine months ended September 30, 2024. The primary contributing factors to the difference between the estimated annual ETR for the nine months ended September 30, 2025 of (24.0)% and the statutory tax rate of 21%, are a decrease in the Company’s valuation allowance as well as a benefit arising from a change in estimate related to finalizing the 2024 tax returns.
Valuation allowance
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ending September 30, 2025. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

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
The following table details total stock-based compensation expense for the three and nine months ended September 30, 2025 and 2024, included in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Costs of revenue (exclusive of amortization and depreciation)	$303	$223	$1,139	$489
Other expenses (including G&A, S&M, and product development)	1,485	1,175	3,959	3,209
Pre-tax stock-based compensation expense	1,788	1,398	5,098	3,698
Less: income tax effect	—	(294)	—	(777)
Net stock-based compensation expense	$1,788	$1,104	$5,098	$2,921
The Company's stock-based compensation awards are in the form of restricted stock and performance share awards granted pursuant to the Company's Second Amended and Restated 2019 Incentive Plan (the "Plan"). As of September 30, 2025, there was $10.4 million of unrecognized compensation expense related to unvested and unearned, as applicable, stock-based compensation arrangements granted under the Plan, which is expected to be recognized over a weighted-average period of 1.9 years.
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
A summary of restricted stock activity under the Plan during the nine months ended September 30, 2025 and 2024 is as follows:

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	Shares	Weighted-Average Grant Date Fair Value Per Share	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested restricted stock outstanding at beginning of period	569,337	$14.34	343,315	$29.08
Granted	197,786	27.42	496,546	10.03
Vested	(264,317)	16.07	(167,064)	30.10
Forfeited	(29,612)	16.55	(71,725)	22.66
Unvested restricted stock outstanding at end of period	473,194	$18.72	601,072	$14.14
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
A summary of performance share award activity under the Plan during the nine months ended September 30, 2025 and 2024 is as follows, based on the target award amounts set forth in the performance share award agreements:

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	Shares	Weighted-Average Grant Date Fair Value Per Share	Shares	Weighted-Average Grant Date Fair Value Per Share
Performance share awards outstanding at beginning of period	451,781	$19.02	273,791	$33.17
Granted	113,008	32.57	323,461	10.60
Forfeited or unearned	(73,447)	34.07	(116,922)	24.95
Performance share awards outstanding at end of period	491,342	$19.90	480,330	$18.60

Stock Repurchases
We repurchased 69,538 and 46,980 shares during the nine months ended September 30, 2025 and 2024, respectively, to fund required tax withholdings related to the vesting of shares of restricted stock.
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
11.   FINANCING RECEIVABLES
Short-Term Payment Plans
The Company provided fixed monthly payment arrangements ("short-term payment plans") over terms ranging from three to twelve months for certain add-on software installations. As a practical expedient, we do not adjust the amount of consideration recognized as revenue for the financing component as unearned income when we expect payment within one year or less. These receivables, included in the current portion of financing receivables, were comprised of the following at September 30, 2025 and December 31, 2024:

(In thousands)	September 30, 2025	December 31, 2024
Short-term payment plans, gross	$2,228	$1,521
Less: allowance for credit losses	(111)	(76)
Short-term payment plans, net	$2,117	$1,445
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
The components of these receivables were as follows at September 30, 2025 and December 31, 2024:

(In thousands)	September 30, 2025	December 31, 2024
Long-term financing arrangements, gross	$1,720	$4,100
Less: allowance for credit losses	(687)	(362)
Less: unearned income	(125)	(288)
Long-term financing arrangements, net	$908	$3,450

Future minimum payments to be received subsequent to September 30, 2025 are as follows:

(In thousands)
Years Ending December 31,
2025 (remaining three months)	$527
2026	978
2027	159
2028	56
Total minimum payments to be received	1,720
Less: allowance for credit losses	(687)
Less: unearned income	(125)
Long-term financing arrangements, net	$908

Credit Quality of Financing Receivables and Allowance for Credit Losses
The following table is a rollforward of the allowance for credit losses for the nine months ended September 30, 2025 and year ended December 31, 2024:

(In thousands)	Balance at Beginning of Period	Change in Provision	(Charge-offs)	Miscellaneous Adjustments	Sale of AHT	Balance at End of Period
September 30, 2025	$438	$301	$—	$59	$—	$798
December 31, 2024	$416	$397	$(373)	$—	$(2)	$438
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
Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. To facilitate customer collection and credit monitoring efforts, financing receivable amounts are invoiced and reclassified to trade accounts receivable when they become due, with all invoiced amounts placed on non-accrual status. As a result, all past due amounts related to the Company’s financing receivables are included in accounts receivable in the accompanying condensed consolidated balance sheets. The following is an analysis of the age of financing receivables amounts (excluding short-term payment plans) that have been reclassified to trade accounts receivable and were past due as of September 30, 2025 and December 31, 2024:

(In thousands)	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due
September 30, 2025	$286	$858	$824	$1,968
December 31, 2024	$1,272	$317	$815	$2,404
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

(In thousands)	September 30, 2025	December 31, 2024
Stratification of uninvoiced client financing receivables based on aging of related trade accounts receivable:
Uninvoiced client financing receivables related to trade accounts receivable that are 1 to 90 Days Past Due	$381	$1,208
Uninvoiced client financing receivables related to trade accounts receivable that are 91 to 180 Days Past Due	436	259
Uninvoiced client financing receivables related to trade accounts receivable that are 181 + Days Past Due	778	1,316
Total uninvoiced client financing receivables balances of clients with a trade accounts receivable	$1,595	$2,783
Total uninvoiced client financing receivables of clients with no related trade accounts receivable	—	1,029
Total financing receivables with contractual maturities of one year or less	2,228	1,521
Less: allowance for credit losses	(798)	(438)
Total financing receivables	$3,025	$4,895

12. INTANGIBLE ASSETS AND GOODWILL
The following tables summarize the gross carrying amounts, accumulated amortization and accumulated impairment of identifiable intangible assets with definite lives by major class as of September 30, 2025 and December 31, 2024:

	September 30, 2025
(In thousands)	Customer Relationships	Trademark	Developed Technology	Non-Compete Agreements	Total
Gross carrying amount	$116,470	$7,720	$31,900	$1,620	$157,710
Accumulated amortization	(57,489)	(5,378)	(23,849)	(1,089)	(87,805)
Accumulated impairment	—	(2,342)	—	—	(2,342)
Net intangible assets as of September 30, 2025	$58,981	$—	$8,051	$531	$67,563
Weighted average remaining years of useful life	6.8	0.0	8.3	1.8	7.5

	December 31, 2024
(In thousands)	Customer Relationships	Trademark	Developed Technology	Non-Compete Agreements	Total
Gross carrying amount	$116,470	$7,720	$31,900	$1,620	$157,710
Accumulated amortization	(50,260)	(5,378)	(22,177)	(846)	(78,661)
Accumulated impairment	—	(2,342)	—	—	(2,342)
Net intangible assets as of December 31, 2024	$66,210	$—	$9,723	$774	$76,707
Weighted average remaining years of useful life	7.5	0.0	8.2	2.5	7.9

The following table represents the remaining amortization of definite-lived intangible assets as of September 30, 2025:

(In thousands)
For the year ended December 31,
2025 (remaining three months)	$3,047
2026	11,517
2027	10,496
2028	10,203
2029	10,095
Thereafter	22,205
Total	$67,563
The following table sets forth the change in the gross and carrying value of our goodwill balances by reportable segment for the nine months ended September 30, 2025:

(In thousands)	Financial Health	Patient Care	Total
Gross value at December 31, 2024	$79,748	$128,738	$208,486
Accumulated impairment	—	(35,913)	(35,913)
Carrying value at December 31, 2024	79,748	92,825	172,573

Gross value at September 30, 2025	79,748	128,738	208,486
Accumulated impairment	—	(35,913)	(35,913)
Carrying value as of September 30, 2025	$79,748	$92,825	$172,573

Goodwill is evaluated for impairment annually on October 1, or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist.

13. LONG-TERM DEBT
Long-term debt was comprised of the following at September 30, 2025 and December 31, 2024:

(In thousands)	September 30, 2025	December 31, 2024
Term loan facility	$53,750	$56,375
Revolving credit facility	111,416	116,415
Debt obligations	165,166	172,790
Less: unamortized debt issuance costs	(823)	(1,212)
Debt obligation, net	164,343	171,578
Less: current portion	(2,980)	(2,980)
Long-term debt	$161,363	$168,598
As of September 30, 2025, the carrying value of debt approximated the fair value due to the variable interest rate, which, in our opinion, reflected the market rate.
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
Anticipated annual future maturities of the term loan facility and revolving credit facility are as follows as of September 30, 2025:

(In thousands)
2025	$875
2026	3,500
2027	160,791
$165,166
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
Also under the First Amendment, the Company is required to comply with a maximum consolidated net leverage ratio of 3.50:1.00. Further, under the First Amendment, in connection with any acquisition by the Company exceeding $25 million, the Company may elect to increase the maximum permitted consolidated net leverage ratio for the fiscal quarter in which the acquisition occurs and each of the following three fiscal quarters by 0.50:1.00 above the otherwise permitted maximum. If the consolidated net leverage ratio is less than 2.50:1.00, there is no limit on the amount of incremental facilities. We were in compliance with the financial covenants contained in the Amended and Restated Credit Agreement, as amended, as of September 30, 2025.
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
Supplemental balance sheet information related to operating leases was as follows:

(In thousands)	September 30, 2025	December 31, 2024
Operating lease right-of-use assets:
Operating lease right-of-use assets	$2,391	$3,092
Operating lease liabilities:
Other accrued liabilities	932	944
Operating lease liabilities, less current portion	1,588	2,293
Total operating lease liabilities	$2,520	$3,237
Weighted average remaining lease term in years	3.0	3.6
Weighted average discount rate	4.0%	4.1%
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
The future minimum lease payments under these operating leases subsequent to September 30, 2025 are as follows:

(In thousands)
2025 (remaining three months)	$252
2026	1,020
2027	709
2028	462
2029	231
Total lease payments	2,674
Less imputed interest	(154)
Total	$2,520
Total lease expense for the nine months ended September 30, 2025 and 2024 was $0.8 million and $1.4 million, respectively.
Total cash paid for amounts included in the measurement of lease liabilities within operating cash flows from operating leases for the nine months ended September 30, 2025 and 2024 was $0.8 million and $1.4 million, respectively.

15.  COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. Management does not believe it is reasonably possible that such matters will have a material adverse effect on the Company’s financial statements.
During the third quarter of 2025, the Company received a request from VG Sellers, Inc. that the parties engage in an accounting arbitration concerning the earnout provisions agreed to in the October 16, 2023 Securities Purchase Agreement, pursuant to which the Company acquired Viewgol, LLC. VG Sellers, Inc. seeks the maximum earnout amount payable under the Securities Purchase Agreement. The Company firmly believes that no earnout amount is due to VG Sellers, Inc. pursuant to the Securities Purchase Agreement. VG Sellers, Inc. also threatened to commence litigation concerning the earnout provisions. There are numerous factors that make it difficult to estimate a reasonably possible loss or range of loss, including the significant number of legal, accounting, and factual issues to be resolved. The Company is currently unable to estimate the potential liability with respect to those disputed issues. The Company intends to vigorously defend its positions on the issues.

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
During the Company’s realignment, the reportable segments naming convention was updated. The previously reported RCM segment has been updated to Financial Health and the former EHR segment is now referred to as Patient Care. There were no additional changes to the composition of the Company’s reportable segments in connection with the name changes. The condensed consolidated financial statements and accompanying footnotes have been updated with the new segment names.

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
“Adjusted EBITDA” consists of GAAP net income (loss) as reported and adjusts for (i) depreciation expense; (ii) amortization of software development costs; (iii) amortization of acquisition-related intangibles; (iv) stock-based compensation; (v) severance and other non-recurring charges; (vi) interest expense and other income; (vii) gain on sale of AHT; (viii) gain on disposal of property and equipment; (ix) change in fair value of contingent consideration; and (x) the provision for (benefit from) income taxes. There are no intersegment revenues to be eliminated in computing segment revenue.
The CODM does not evaluate operating segments nor make decisions regarding operating segments based on assets. Consequently, we do not disclose total assets by reportable segment.
The following table presents a summary of the revenues and Adjusted EBITDA of our two operating segments for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Revenues:
Financial Health	$54,501	$54,672	$164,918	$162,620
Patient Care	31,605	30,028	94,125	91,796
Total revenues	86,106	84,700	259,043	254,416

Less:
Financial Health expenses:
Cost of revenues (excluding amortization and depreciation and stock compensation expense)	$29,208	$29,077	$85,123	$88,762
Product development (excluding stock compensation)	3,249	1,888	9,360	6,219
Sales and marketing (excluding stock compensation)	3,466	3,664	12,326	12,959
General and administrative expenses (excluding stock compensation)	9,706	10,079	30,865	29,710
Total Financial Health expenses	$45,629	$44,708	$137,674	$137,650
Patient Care expenses:
Cost of revenues (excluding amortization and depreciation and stock compensation expense)	$12,538	$13,069	$36,569	$38,220
Product development (excluding stock compensation)	4,676	5,616	14,474	19,712
Sales and marketing (excluding stock compensation)	1,990	2,067	6,169	6,830
General and administrative expenses (excluding stock compensation)	5,001	4,548	15,912	13,544
Total Patient Care expenses	$24,205	$25,300	$73,124	$78,306
Total segment expenses	$69,834	$70,008	$210,798	$215,956

Adjusted EBITDA by segment:
Financial Health	8,872	9,964	27,244	24,970
Patient Care	7,400	4,728	21,001	13,490
Total Adjusted EBITDA	$16,272	$14,692	$48,245	$38,460

The following table reconciles Adjusted EBITDA to income (loss) before taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Total Adjusted EBITDA	$16,272	$14,692	$48,245	$38,460
Less:
Interest expense and other income	2,716	3,777	9,057	11,826
Depreciation expense	243	279	846	1,079
Amortization of software development costs	3,441	3,057	9,757	11,779
Amortization of acquisition-related intangibles	3,046	3,126	9,144	9,379
Stock-based compensation	1,788	1,398	5,098	3,698
Severance and other non-recurring charges	3,686	4,018	7,545	12,449
Change in fair value of contingent consideration	—	(1,044)	—	(1,044)
Loss (gain) on disposal of property and equipment	—	1,648	(120)	1,648
Loss (gain) on sale of AHT	—	28	(53)	(1,221)
Income (loss) before taxes	$1,352	$(1,595)	$6,971	$(11,133)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
We determine net revenue retention rates by reference to the amount of Patient Care recurring revenues that have not been lost due to customer attrition from our production environment customer base in the current year period compared to the same period in the prior year. Production environment customers are those that are using our applications to document live patient encounters, as opposed to legacy environment customers that have view-only access to historical patient records. Since 2019, these retention rates have consistently remained in the mid-to-high 90 percent ranges. The retention rate for Patient Care in the last twelve months was 93.8% (the retention rate for the flagship TruBridge EHR product was 96.5%). We have increased customer retention efforts by enhancing support services, investing in tooling and instrumentation to proactively monitor for potential disruptions, and deploying in-application experience software that delivers application-specific insights while using our products.
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
Artificial Intelligence
We see both the value and risk of generative AI being leveraged in healthcare delivery and are committed to ensuring our client population is not left behind as this rapidly advancing technology is being implemented and adopted. We are active members of TRAIN (Trustworthy and Responsible AI Network), representing our customers alongside large Integrated Delivery Networks (“IDN”) and health systems to help shape the governance and controls to implement AI safely, as well as allowing us a broad view of what is happening in the arena of healthcare in order to keep pace with the developments in the areas of denials management, AI assisted coding, Gen AI chart summarization and more. We are planning to release our first denials prediction model to the public during the first quarter of 2026. Within our innovation team, several pilots are unfolding to drive value for our clients from this technology. We also have several strategic partners we are in discussions with in order to integrate their solutions into our ecosystem.

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
On July 4, 2025, H.R. 1, or the “One Big Beautiful Bill Act” (“OBBBA”), was signed into law in the U.S., which is expected to impact healthcare providers in the U.S., including us, primarily through changes to Medicaid and the Affordable Care Act, which could lead to reduced funding, increased regulatory burdens and potential shifts in patient populations among payer types and utilization. Supplemental federal and state guidance is expected to be issued in order to implement the various provisions of the OBBBA, many of which have effective dates in 2027 and 2028. Additionally, the OBBBA contains a broad range of tax reform provisions affecting businesses. The OBBBA reduced the Company’s 2025 expected current tax liability as a result of the ability to deduct domestic research and development expenses, resulting in a current tax benefit for each of the three and nine months ended September 30, 2025.
The federal government entered a partial shutdown effective October 1, 2025. Although Medicare and Medicaid reimbursement generally remains available through a shutdown, our customers, which are largely rural hospitals, may experience delays in payment for services rendered and other effects related to government agencies operating at reduced capacity. We have not experienced any material impacts to our operations or financials but continue to monitor the impacts, if any, of this shut-down.
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
The overwhelming majority of our historical Patient Care installations have been under a perpetual license model, but customer demand has dramatically shifted towards a SaaS license model in the past several years. SaaS license models made up only 12% of annual new Patient Care installations in 2018, increasing to 100% during 2022 and through the first nine months of 2025. These SaaS offerings are attractive to our clients because this configuration allows them to obtain access to advanced software products without a significant initial capital outlay. We expect this trend to continue for the foreseeable future, with the resulting impact on the Company’s consolidated financial statements being reduced Patient Care revenues in the period of installation in exchange for increased recurring periodic revenues (reflected in Patient Care revenues) over the term of the SaaS arrangement. This naturally places downward pressure on short-term revenue growth and profitability metrics, but benefits long-term revenue growth and profitability which, in our view, is consistent with our goal of delivering long-term shareholder value.
For customers electing to purchase our technology solutions under a traditional perpetual license, we have historically made financing arrangements available on a case-by-case basis, depending on the various aspects of the proposed contract and customer attributes. These financing arrangements have comprised the majority of our perpetual license installations over the past several years, and include short-term payment plans and longer-term lease financing through us or third-party financing companies. The aforementioned shift in customer preference and the Company’s turn towards SaaS arrangements has significantly reduced the frequency of new financing arrangements for customer purchases under a perpetual license. When combined with scheduled payments on existing financing arrangements, the reduced frequency of new financing arrangements has resulted in a substantial reduction in financing receivables during 2024 and the first nine months of 2025.
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
Additionally, margin optimization initiatives of expanded utilization of offshore resources and automation have commenced and, to date, have provided meaningful efficiencies to our operations, particularly within the Financial Health business. As a service organization, Financial Health's cost structure is heavily dependent upon human capital, subjecting it to the complexities and risks associated with this resource. Chief among these complexities and risks is the ever-present pressure of wage inflation, which has compelled the Company to make compensation adjustments that are outside of historical norms. Prior to our October 2023 acquisition of Viewgol, we were solely reliant upon third-party partnerships for offshore resources, increasing both the execution risk of this initiative and the related cost of scaling this labor force. With Viewgol as a subsidiary, we have greatly enhanced our control over the resource availability for this initiative and we have achieved and expect to continue to achieve meaningful per-unit cost efficiencies.
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
Results of Operations
During the first nine months of 2025, we generated revenues of $259.0 million from the sale of our products and services, compared to $254.4 million during the first nine months of 2024, an increase of 2% due to increased revenues across both of our reporting segments. Net income increased by $24.0 million to net income of $8.6 million during the first nine months of 2025, compared to net loss of $15.4 million during the first nine months of 2024. The increase was primarily driven by (i) revenue growth; (ii) reduction in costs due to the global offshore initiative and labor cost optimization; (iii) lower non-recurring and severance costs; (iv) lower depreciation and amortization, including $2.9 million of accelerated amortization of software development costs associated with the sunset of one of the Company’s products in the second quarter of 2024.

The following table sets forth certain items included in our results of operations for the three and nine months ended September 30, 2025 and 2024, expressed as a percentage of our total revenues for these periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
(In thousands)	Amount	% Sales	Amount	% Sales	Amount	% Sales	Amount	% Sales
INCOME DATA:
Revenues
Financial Health	$54,501	63.3%	$54,672	64.5%	$164,918	63.7%	$162,620	63.9%
Patient Care	31,605	36.7%	30,028	35.5%	94,125	36.3%	91,796	36.1%
Total revenues	86,106	100.0%	84,700	100.0%	259,043	100.0%	254,416	100.0%
Expenses
Costs of revenues (exclusive of amortization and depreciation)
Financial Health	29,335	34.1%	29,185	34.5%	85,835	33.1%	89,051	35.0%
Patient Care	12,713	14.8%	13,184	15.6%	36,996	14.3%	38,421	15.1%
Total costs of revenues (exclusive of amortization and depreciation)	42,048	48.8%	42,369	50.0%	122,831	47.4%	127,472	50.1%
Product development	8,171	9.5%	7,735	9.1%	24,530	9.5%	26,629	10.5%
Sales and marketing	5,673	6.6%	5,944	7.0%	19,123	7.4%	20,351	8.0%
General and administrative	19,416	22.5%	19,376	22.9%	56,957	22.0%	57,651	22.7%
Amortization	6,487	7.5%	6,183	7.3%	18,901	7.3%	21,158	8.3%
Depreciation	243	0.3%	279	0.3%	846	0.3%	1,079	0.4%
Total expenses	82,038	95.3%	81,886	96.7%	243,188	93.9%	254,340	100.0%
Operating income	4,068	4.7%	2,814	3.3%	15,855	6.1%	76	—%
Other (expense) income :
Interest expense	(3,003)	(3.5)%	(4,033)	(4.8)%	(9,450)	(3.6)%	(12,348)	(4.9)%
Other income (expense)	287	0.3%	(376)	(0.4)%	566	0.2%	1,139	0.4%
Total other expense	(2,716)	(3.2)%	(4,409)	(5.2)%	(8,884)	(3.4)%	(11,209)	(4.4)%
Income (loss) before taxes	1,352	1.6%	(1,595)	(1.9)%	6,971	2.7%	(11,133)	(4.4)%
(Benefit from) provision for income taxes	(4,250)	(4.9)%	7,553	8.9%	(1,670)	(0.6)%	4,257	1.7%
Net income (loss)	$5,602	6.5%	$(9,148)	(10.8)%	$8,641	3.3%	$(15,390)	(6.0)%

Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024
Revenues
Total revenues for the three months ended September 30, 2025 increased by $1.4 million compared to the three months ended September 30, 2024.

	Three Months Ended September 30,
(In thousands)	2025	2024
Recurring revenues
Financial Health	$53,514	$53,513
Patient Care	27,425	27,052
Total recurring revenues	80,939	80,565
Non-recurring revenues
Financial Health	987	1,159
Patient Care	4,180	2,976
Total non-recurring revenues	5,167	4,135
Total revenues	$86,106	$84,700

Financial Health revenues decreased by $0.2 million compared to the third quarter of 2024. The decrease in revenue was driven by customer attrition, partially offset by increased revenue generated from new bookings. Recurring Financial Health revenues of $53.5 million, or 98% of total Financial Health revenues, were flat compared to the prior year period, as increased revenue from new bookings was offset by customer attrition. Non-recurring Financial Health revenues decreased by $0.2 million, primarily from fewer short-term consulting projects compared to the prior year period.
Patient Care revenues increased by $1.6 million, or 5%, compared to the third quarter of 2024, primarily due to an increase in revenue from EHR installations, new SaaS contracts, and migrations to SaaS arrangements, partially offset by the impact from the sunset of our Centriq product. Centriq revenue accounted for $0.9 million in the third quarter of 2025, compared to $1.8 million in the third quarter of 2024. Patient Care revenue excluding Centriq was $30.7 million in the third quarter of 2025, up 9% from $28.2 million in the third quarter of 2024. Recurring Patient Care revenues, which represented 87% of total Patient Care revenues, increased by $0.4 million, or 1%, compared to the third quarter of 2024, primarily due to an increase in SaaS revenue from migration to SaaS arrangements and new bookings. Non-recurring Patient Care revenues increased by $1.2 million compared to the third quarter of 2024, due to the timing of installations compared to the prior year period.
Costs of Revenues (exclusive of amortization and depreciation)
Total costs of revenues (exclusive of amortization and depreciation) decreased by $0.3 million compared to the third quarter of 2024. As a percentage of total revenues, costs of revenues (exclusive of amortization and depreciation) decreased to 49% of revenues during the third quarter of 2025 compared to 50% of revenues during the third quarter of 2024.
Costs associated with our Financial Health revenues increased by $0.2 million, or 1%, compared to the third quarter of 2024, primarily driven by a modest increase in vendor spend supporting revenue growth.
Costs associated with our Patient Care revenues decreased by $0.5 million, or 4%, compared to the third quarter of 2024, primarily due to a reduction in travel and software costs.
Product Development
Product development expenses consist primarily of compensation and other employee-related costs (including stock-based compensation) and infrastructure costs incurred, but not capitalized, for new product development and product enhancements. Product development costs increased by $0.4 million, or 5%, compared to the third quarter of 2024, primarily due to investments supporting the Encoder business and an increase in cloud expense.

Sales and Marketing
Sales and marketing costs decreased by $0.3 million, or 5%, compared to the third quarter of 2024, primarily driven by lower commissions due to the product mix of bookings.
General and Administrative
General and administrative expenses increased by $0.04 million, or 0.2%, compared to the third quarter of 2024. This change was primarily driven by increased professional service fees, partially offset by a decrease in severance costs and bad debt expense.
Amortization & Depreciation
Combined amortization and depreciation expense increased by $0.3 million, or 4%, compared to the third quarter of 2024, driven by capitalized software amortization.
Total Other Expense
Total other expense decreased by $1.7 million during the third quarter of 2025 compared to the third quarter of 2024. The decrease was driven by a reduction in interest expense due to a decrease in the outstanding balance of the revolving credit facility and a reduction in the interest rate.
Income (Loss) Before Taxes
As a result of the foregoing factors, income (loss) before taxes increased by $2.9 million, to income before taxes of $1.4 million in the third quarter of 2025 compared to a loss before taxes of $1.6 million in the third quarter of 2024.
(Benefit from) Provision for Income Taxes
Our effective tax rate for the three months ended September 30, 2025 was (314.3)%, compared to (473.5)% for the three months ended September 30, 2024. The Company recognized $4.3 million of benefit for the three months ended September 30, 2025. On July 4, 2025, H.R. 1, or the “One Big Beautiful Bill Act” (“OBBBA”) was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. The OBBBA reduced the Company’s 2025 expected current tax liability as a result of the ability to deduct domestic research and development expenses, resulting in a current tax benefit for the three months ended September 30, 2025. The estimated effects of the OBBBA are reflected in the third quarter provision. In addition, there was a decrease related to the windfall tax benefit from the restricted shares vested year to date, as well as a benefit arising from a change in estimate related to finalizing the 2024 tax returns
Net Income (Loss)
As a result of the foregoing factors, net income (loss) for the third quarter of 2025 increased by $14.8 million to net income of $5.6 million, or $0.37 per basic and diluted share, compared to a net loss of $9.1 million, or $(0.61) per basic and diluted share, for the third quarter of 2024.

Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024
Revenues
Total revenues for the nine months ended September 30, 2025 increased by $4.6 million, or approximately 2%, compared to the nine months ended September 30, 2024.

	Nine Months Ended September 30,
(In thousands)	2025	2024
Recurring revenues
Financial Health	$162,100	$158,426
Patient Care	82,988	82,730
Total recurring revenues	245,088	241,156
Non-recurring revenues
Financial Health	2,818	4,194
Patient Care	11,137	9,066
Total non-recurring revenues	13,955	13,260
Total revenues	$259,043	$254,416

Financial Health revenues for the nine months ended September 30, 2025 increased by $2.3 million, or 1%, compared to the first nine months of 2024, primarily driven by year over year growth from new bookings, partially offset by customer attrition. Recurring Financial Health revenues were $162.1 million, or 98% of total Financial Health revenues, which increased by $3.7 million compared to the prior year period as increased revenue from new bookings was offset by customer attrition. Non-recurring Financial Health revenue decreased by $1.4 million, primarily from fewer short-term consulting projects compared to the prior year period.
Patient Care revenues for the nine months ended September 30, 2025 increased by $2.3 million, or 3%, compared to the first nine months of 2024, primarily due to an increase in revenue from EHR installations and SaaS revenue from new contracts, partially offset by the divestiture of AHT and the impact from the sunset of our Centriq product. Centriq and AHT combined revenue accounted for $2.8 million in the first nine months of 2025, compared to $6.7 million in the first nine months of 2024. Patient Care revenue excluding Centriq and AHT was $91.3 million in the first nine months of 2025, up 7% from $85.1 million in the first nine months of 2024. Recurring Patient Care revenues, which represent 88% of total Patient Care revenues, increased by $0.3 million, or 0.3%, compared to the first nine months of 2024, primarily due to migration to SaaS arrangements partially offset by a decline in revenue as a result of the Centriq sunset. Non-recurring Patient Care revenues increased by $2.1 million compared to the first nine months of 2024, due to an increase in installation revenue from new contracts.
Costs of Revenues (exclusive of amortization and depreciation)
Total costs of revenues decreased by $4.6 million compared to the first nine months of 2024. As a percentage of total revenues, costs of revenue decreased to 47% of revenues during the first nine months of 2025 compared to 50% during the first nine months of 2024.
Costs associated with Financial Health revenues decreased by $3.2 million, or 4%, compared to the first nine months of 2024, primarily driven by a reduction in domestic labor costs as a result of the transition to the global workforce and the effects of the 2024 cost optimization initiative.
Costs of Patient Care revenues decreased by $1.4 million, or 4%, compared to the first nine months of 2024, primarily due to lower software and offshore costs.
Product Development
Product development expenses consist primarily of compensation and other employee-related costs (including stock-based compensation) and infrastructure costs incurred, but not capitalized, for new product development and product enhancements. Product development costs decreased by $2.1 million, or 8%, compared to the first nine months of 2024, primarily due to labor savings as a result of the 2024 cost optimization initiative.
Sales and Marketing
Sales and marketing costs decreased by $1.2 million, or 6%, compared to the first nine months of 2024, primarily driven by lower commissions due to the product mix of bookings, partially offset by higher marketing program costs.

General and Administrative
General and administrative expenses decreased by $0.7 million, or 1%, compared to the first nine months of 2024. This change was primarily driven by a decrease in severance and other nonrecurring costs, including costs related to the integration of Viewgol and TruBridge rebranding, partially offset by increased payroll, professional service fees, and other administrative expenses.
Amortization & Depreciation
Combined amortization and depreciation expense decreased by $2.5 million, or 11%, compared to the first nine months of 2024, primarily due to $2.9 million of accelerated amortization of software development costs associated with the sunset of one of the Company’s products in the second quarter of 2024, partially offset by increased capitalized software amortization.
Total Other Expense
Total other expense decreased to $8.9 million during the first nine months of 2025, compared to $11.2 million during the first nine months of 2024. This decrease was driven by a reduction in interest expense due to a decrease in outstanding debt balances and a lower interest rate, partially offset by a $1.2 million gain recognized on the sale of AHT during the first quarter of 2024.
Income (Loss) Before Taxes
As a result of the foregoing factors, income before taxes increased by $18.1 million, to income before taxes of $7.0 million in the first nine months of 2025 compared to a loss before taxes of $11.1 million in the first nine months of 2024.
(Benefit from) Provision for Income Taxes
Our effective tax rate for the nine months ended September 30, 2025, was (24.0)%, compared to 38.2% for the nine months ended September 30, 2024. The Company recognized $1.7 million of benefit for the nine months ended September 30, 2025. On July 4, 2025, H.R. 1, or the “One Big Beautiful Bill Act” (“OBBBA”) was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. The OBBBA reduced the Company’s 2025 expected current tax liability as a result of the ability to deduct domestic research and development expenses, resulting in a current tax benefit for the nine months ended September 30, 2025. The estimated effects of the OBBBA are reflected in the third quarter provision. In addition, there was a decrease related to the windfall tax benefit from the restricted shares vested year to date, as well as a benefit arising from a change in estimate related to finalizing the 2024 tax returns.
Net Income (Loss)
Net income for the first nine months of 2025 increased by $24.0 million to net income of $8.6 million, or $0.58 per basic and diluted share, compared to a net loss of $15.4 million, or $(1.04) per basic and diluted share, for the first nine months of 2024.
Supplemental Segment Information
Our reportable segments have been determined in accordance with ASC 280 - Segment Reporting. We have two reportable operating segments: Financial Health and Patient Care. We evaluate each of our two operating segments based on segment revenues and segment Adjusted EBITDA (as defined below).
“Adjusted EBITDA” consists of GAAP net income (loss) as reported and adjusts for (i) depreciation expense; (ii) amortization of software development costs; (iii) amortization of acquisition-related intangibles; (iv) stock-based compensation; (v) severance and other non-recurring charges; (vi) interest expense and other income; (vii) gain on sale of AHT; (viii) gain on disposal of property and equipment; (ix) change in fair value of contingent consideration; and (x) the provision for (benefit from) income taxes. The segment measurements provided to and evaluated by the chief operating decision maker (“CODM”) are described in Note 17 - Segment Reporting of the condensed consolidated financial statements. These results should be considered in addition to, and not as a substitute for, results reported in accordance with GAAP.

The following table presents a summary of the revenues and Adjusted EBITDA of our two operating segments for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
(In thousands)
Revenues by segment:
Financial Health	$54,501	$54,672	$(171)	0%	$164,918	$162,620	$2,298	1%
Patient Care	31,605	30,028	1,577	5%	94,125	91,796	2,329	3%
Total revenues	$86,106	$84,700	$1,406	2%	$259,043	$254,416	4,627	2%

Adjusted EBITDA by segment:
Financial Health	$8,872	$9,964	$(1,092)	(11)%	$27,244	$24,970	$2,274	9%
Patient Care	7,400	4,728	2,672	57%	21,001	13,490	7,511	56%
Total Adjusted EBITDA	$16,272	$14,692	$1,580	11%	48,245	38,460	9,785	25%
Segment Revenues
Refer to the corresponding discussion of revenues for each of our reportable segments previously provided under the Revenues heading of this Management's Discussion and Analysis. There are no intersegment revenues to be eliminated in computing segment revenue.
Segment Adjusted EBITDA - Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024
Financial Health Adjusted EBITDA decreased by $1.1 million, or 11%, compared to the third quarter of 2024, primarily due to customer attrition and increased product development costs, partially offset by a reduction in domestic labor costs as a result of the transition to the global workforce.
Patient Care Adjusted EBITDA increased by $2.7 million, or 57%, compared to the third quarter of 2024, primarily due to an increase in installation and SaaS revenues, and a decrease in software and product development expenses, partially offset by the impact of the sunset of our Centriq product.
Segment Adjusted EBITDA - Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024
Financial Health adjusted EBITDA increased by $2.3 million, or 9%, compared to the first nine months of 2024. This increase was due to year over year growth from new bookings and a reduction in domestic labor costs as a result of the transition to the global workforce, partially offset by increased product development and administrative costs.
Patient Care adjusted EBITDA increased by $7.5 million, or 56%, compared to the first nine months of 2024. This increase was primarily a result of an increase in installation and SaaS revenues and a decrease in software and product development expenses, partially offset by increased administrative costs.
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2025, the aggregate principal amount of our credit facilities was $230.0 million, which included a $70.0 million term loan facility and a $160.0 million revolving credit facility. As of September 30, 2025, we had $165.2 million in principal amount of indebtedness outstanding under the credit facilities.
As of September 30, 2025, we had cash and cash equivalents of $19.9 million and remaining borrowing capacity under the revolving credit facility of $48.6 million, compared to $12.3 million of cash and cash equivalents and $43.6 million of remaining borrowing capacity under the revolving credit facility as of December 31, 2024. We believe that these funding sources, taken together with the future operating cash flows of the combined entity, provide adequate resources to fund ongoing cash requirements for the next twelve months and beyond. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of filing of this Form 10-Q. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms. Aside from normal operating cash requirements, obligations under our Credit Agreement (as discussed below) and operating leases, and opportunistic uses of capital in share repurchases and business acquisition transactions, we do not have any material cash commitments or planned cash commitments. Although the Company currently has no obligations related to planned acquisitions, the Company's strategy includes the potential for future acquisitions, which may be funded through draws on the credit facilities or the use of the other sources of liquidity described above.
During February 2024, the Company used a portion of the proceeds received from the sale of AHT to repay $7.0 million of the outstanding balance of the revolving credit facility. Since the first quarter of 2024, the Company has made incremental payments totaling $15.0 million on the credit facilities, including an incremental payment of $5.0 million on the revolving credit facility during the nine months ended September 30, 2025.
Operating Cash Flow Activities
Net cash provided by operating activities increased by $6.3 million to $28.1 million for the nine months ended September 30, 2025, compared to net cash provided by operating activities of $21.8 million for the nine months ended September 30, 2024. This increase in cash flows provided by operations was primarily due to the aforementioned increase in net income, partially offset by the increase of income tax payments, accounts receivable, and deferred revenue.
Investing Cash Flow Activities
Net cash (used in) provided by investing activities decreased by $16.7 million, to cash used in investing activities of $10.9 million during the nine months ended September 30, 2025, compared to cash provided by investing activities of $5.8 million during the nine months ended September 30, 2024. This decrease was primarily the result of the sale of AHT, which resulted in a net cash inflow of $21.4 million during the nine months ended September 30, 2024, partially offset by a decrease in investments in software development.
Financing Cash Flow Activities
During the nine months ended September 30, 2025, our financing activities were a net use of cash in the amount of $9.6 million, as long-term debt principal payments of $23.0 million and $1.9 million used to repurchase shares of our common stock, which are treated as treasury stock, were partially offset by $15.4 million in borrowings from our revolving line of credit. Financing activities were a net use of cash in the amount of $22.9 million during the nine months ended September 30, 2024, as long-term debt principal payments of $45.7 million and $0.4 million used to repurchase shares of our common stock, which are treated as treasury stock, were partially offset by $23.8 million in borrowings from our revolving line of credit.
Credit Agreement
As of September 30, 2025, we had $53.8 million in principal amount outstanding under the term loan facility and $111.4 million in principal amount outstanding under the revolving credit facility. Each of our credit facilities continues to bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted SOFR rate for the relevant interest period, subject to a floor of 0.50%, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month SOFR rate, subject to the aforementioned floor, plus one percent per annum, or (3) a combination of (1) and (2). The applicable margin for SOFR loans and the letter of credit fee ranges from 1.8% to 3.0%. The applicable margin for base rate loans ranges from 0.8% to 2.0%, in each case based on the Company's consolidated net leverage ratio. As of September 30, 2025, the revolving credit facility had an average interest rate of 6.92%.
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
Backlog
Backlog consists of revenues we reasonably expect to recognize over the next twelve months under existing contracts. The revenues to be recognized may relate to a combination of one-time fees for system sales and recurring fees for support and maintenance and RCM services. As of September 30, 2025, we had a twelve-month backlog of approximately $4.0 million in connection with non-recurring system purchases and approximately $321.0 million in connection with recurring payments under support and maintenance and RCM services. As of September 30, 2024, we had a twelve-month backlog of approximately $8.0 million in connection with non-recurring system purchases and approximately $320.0 million in connection with recurring payments under support and maintenance and RCM services.
Bookings
Bookings are a key operational metric used by management to assess the relative success of our sales generation efforts, and were as follows for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Financial Health (1)	$9,507	$12,496	$35,992	$40,346
Patient Care(2)	5,996	8,454	27,105	27,464
Total bookings	$15,503	$20,950	$63,097	$67,810
(1) Generally calculated as the annual contract value
(2) Generally calculated as the total contract value for system sales and SaaS, and annual contract value for maintenance and support
Financial Health
Financial Health bookings during the third quarter of 2025 decreased by $3.0 million, or 24%, from the third quarter of 2024, driven by delays in customer decisions in net-new bookings, which decreased by $4.5 million, or 79%, excluding Viewgol. This was partially offset by an increase in cross-sell bookings of $0.7 million, or 11%, and an increase in Viewgol bookings of $0.8 million during the third quarter of 2025 compared to the prior year quarter.
Financial Health bookings during the first nine months of 2025 decreased by $4.4 million, or 11%, from the first nine months of 2024. Net-new bookings decreased by $6.9 million, or 37%, partially offset by an increase in cross-sell bookings of $2.4 million, or 13%, excluding Viewgol. Viewgol bookings increased by $0.1 million during the first nine months of 2025, compared to the prior year period.
Patient Care
Patient Care bookings decreased during the third quarter of 2025 by $2.5 million, or 29%, compared to the third quarter of 2024. This was primarily due to net-new bookings decreasing by $1.7 million, or 95%, and cross-sell bookings decreasing by $0.7 million, or 11%, mainly due to delays in customer decisions.
Patient Care bookings decreased during the first nine months of 2025 by $0.4 million, or 1%, compared to the first nine months of 2024. This was primarily due to cross-sell bookings decreasing by $4.8 million, or 25%, partially offset by net-new bookings increasing by $4.5 million, or 54%.
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
The table below represents bookings using the ACV methodology for the three and nine months ended September 30, 2025:

	Three Months Ended September 30,	Nine Months Ended September 30,
(In thousands)	2025	2025
Financial Health	$9,507	$35,992
Patient Care	5,545	16,026
Total bookings	$15,052	$52,018
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
In our Annual Report on Form 10-K for the year ended December 31, 2024, we identified our critical accounting policies and estimates related to revenue recognition, allowance for credit losses, business combinations, including purchased intangible assets, software development costs, and estimates. There have been no significant changes to these critical accounting policies during the nine months ended September 30, 2025.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk relates primarily to the potential fluctuations in the Secured Overnight Financing Rate ("SOFR"), which replaced the British Bankers Association London Interbank Offered Rate ("LIBOR") as the new benchmark interest rate for our credit facilities. We had $165.2 million of outstanding borrowings under our credit facilities with Regions Bank at September 30, 2025. The term loan facility and revolving credit facility bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted SOFR rate for the relevant interest period, subject to a floor of 0.50%, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month SOFR rate, subject to the aforementioned floor, plus one percent per annum, or (3) a combination of (1) and (2). Accordingly, we are exposed to fluctuations in interest rates on borrowings under the credit facilities. A one hundred basis point change in interest rate on our borrowings outstanding as of September 30, 2025 would result in a change in interest expense of approximately $1.7 million annually.
We did not have investments as of September 30, 2025 and do not utilize derivative financial instruments to manage our interest rate risks.

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
The material weakness described above did not result in any material misstatements in our financial statements or disclosures for any period presented in the accompanying condensed consolidated financial statements. This material weakness could create a reasonable possibility that a material misstatement in our consolidated financial statements would not be prevented or detected on a timely basis.
Management has concluded that the material weakness described above existed as of December 31, 2024 and continued through September 30, 2025.
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

Changes in Internal Control over Financial Reporting
Except for the remediation activities that are being implemented, as described above, there were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. Management does not believe it is reasonably possible that such matters will have a material adverse effect on the Company’s financial statements.
During the third quarter of 2025, the Company received a request from VG Sellers, Inc. that the parties engage in an accounting arbitration concerning the earnout provisions agreed to in the October 16, 2023 Securities Purchase Agreement, pursuant to which the Company acquired Viewgol, LLC. VG Sellers, Inc. seeks the maximum earnout amount payable under the Securities Purchase Agreement. The Company firmly believes that no earnout amount is due to VG Sellers, Inc. pursuant to the Securities Purchase Agreement. VG Sellers, Inc. also threatened to commence litigation concerning the earnout provisions. There are numerous factors that make it difficult to estimate reasonably possible loss or range of loss, including the significant number of legal, accounting, and factual issues to be resolved. The Company is currently unable to estimate the potential liability with respect to those disputed issues. The Company intends to vigorously defend its positions on the issues.

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
On July 4, 2025, the U.S. signed into law the OBBBA, which included significant reforms to Medicaid, including an estimated $1 trillion in reduced federal Medicaid spending from 2025 through 2034, the imposition of work requirements for certain adult enrollees, more frequent eligibility redeterminations, and increased cost-sharing for beneficiaries. The OBBBA also implements additional eligibility rules on government health plans, expands administrative procedures around enrollment, modifies how states can obtain federal funding for Medicaid and no longer extends Affordable Care Act premium subsidies. Additional federal and state guidance is expected to be issued in order to implement these OBBBA provisions, most of which have effective dates in 2027 and 2028. These changes are expected to reduce overall Medicaid enrollment and access to care. Any decrease in the number of insured patients or reimbursement levels could adversely affect our community hospital clients, which could adversely affect demand for our products and services. In addition, some members of Congress have proposed measures intended to accelerate the shift from traditional Medicare to Medicare Advantage, or repealing the Affordable Care Act or eliminating some of its consumer protections. Changes in governmental administration, including changes in agency structures and staffing, such as reduction or elimination of personnel and agencies, may also result in changes to established rulemaking conventions and timelines, including for regularly issued reimbursement rules, among other effects. We cannot predict what effect, if any, such additional changes or reforms might have on our business, financial condition and results of operations.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Repurchases of Equity Securities
The following table provides information about our repurchases of common stock during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Beginning of Period				$—
July 1, 2025 - July 31, 2025	3,534	23.36	—	—
August 1, 2025 - August 31, 2025	217	20.89	—	—
September 1, 2025 - September 30, 2025	—	—	—	—
Total	3,751	23.21	—
(1) There were 3,751 shares repurchased during the three months ended September 30, 2025 to fund required tax withholdings related to the vesting of restricted stock.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
(a) Departure of Directors or Certain Officers
On November 5, 2025, TruBridge, Inc. (the “Company”) and Wes D. Cronkite, the Company’s Chief Technology & Innovation Officer, agreed that Mr. Cronkite will no longer serve as the Company’s Chief Technology & Innovation, effective December 5, 2025. Mr. Cronkite’s departure is not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.
Pursuant to Mr. Cronkite’s Executive Severance Agreement, dated June 20, 2023 (the “Severance Agreement”), he will receive, in addition to any accrued but unpaid amounts or benefits, (i) twelve (12) months of equal installment payments which are in the aggregate equal to the sum of Mr. Cronkite’s base salary and target bonus for 2025; (ii) up to twelve (12) months of reimbursements for medical and/or dental continuation coverage; (iii) continued vesting of Mr. Cronkite’s outstanding unvested shares of restricted stock during the period in which Mr. Cronkite is subject to non-competition and non-solicitation covenants; and (iv) a pro rata portion of Mr. Cronkite’s outstanding cash incentive awards and performance share awards to be calculated in the manner set forth in the applicable award agreements based on the degree of attainment of the applicable performance goals at the end of the applicable performance period, with the amount of the awards, if any, to be pro-rated based on the number of days that Mr. Cronkite was employed by the Company during the performance period.
As required by Section 2(b) of the Severance Agreement, following the end of his employment, Mr. Cronkite will enter into a General Release of Claims (the “Release”), pursuant to which Mr. Cronkite will release the Company from any and all claims which he now has, or which may accrue in relation to his hiring and employment with the Company or the termination of that employment, up to and including the Release Effective Date (as defined in the Release). The form of the Release is filed as Exhibit 10.2 to this report and is incorporated herein by reference.

(b) Not applicable.
(c) Rule 10b5-1 Trading Arrangements
From time to time, members of the Company's Board of Directors and officers of the Company may enter into Rule 10b5-1 trading plans, which allow for the purchase or sale of common stock under pre-established terms at times when directors and officers might otherwise be prevented from trading under insider trading laws or because of self-imposed blackout periods. Such trading plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and comply with the Company's insider trading policy. During the quarter ended September 30, 2025, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

4.1
Rights Agreement dated as of March 26, 2024, by and between TruBridge, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 of TruBridge, Inc.’s Current Report on Form 8-K filed March 26, 2024)

4.2
Amendment to the Rights Agreement, dated as of April 22, 2024, by and between TruBridge, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.2 of TruBridge, Inc.’s Current Report on Form 8-K filed April 23, 2024)

4.3
Second Amendment to the Rights Agreement, dated as of February 11, 2025, by and between TruBridge, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.3 of TruBridge, Inc.’s Current Report on Form 8-K filed February 12, 2025)

10.1	TruBridge, Inc. Second Amended and Restated 2019 Incentive Plan

10.2	Form of General Release (as required by Executive Severance Agreement) (incorporated by reference to Exhibit 10.1 of TruBridge, Inc.’s Current Report on Form 8-K filed October 3, 2025)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements

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

TRUBRIDGE, INC.

November 7, 2025	By:	/s/ Christopher L. Fowler
Christopher L. Fowler
President and Chief Executive Officer

November 7, 2025	By:	/s/ Vinay Bassi
Vinay Bassi
Chief Financial Officer