Form 10-K
period 2025-12-31
TruBridge, Inc.
filed 2026-03-31
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control of financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant at June 30, 2025 was $247,987,565.
As of March 26, 2026, the registrant had outstanding 14,906,825 shares of its common stock.
DOCUMENTS INCORPORATED BY REFERENCE IN THIS FORM 10-K:
Certain information required by Part III of this Annual Report on Form 10-K (“Form 10-K”) is incorporated herein by reference from the registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”), to the extent described herein, or in the event the 2026 Proxy Statement is not filed with the Securities and Exchange Commission (the “SEC”) by April 30, 2026, such information will be provided by an amendment to this Form 10-K to be filed with the SEC no later than April 30, 2026.

PART IV
15	Exhibits and Financial Statement Schedules	114
16	Form 10-K Summary	114
SIGNATURES		114
*Certain information required by Part III of this Form 10-K is incorporated herein by reference from the 2026 Proxy Statement, to the extent described herein, or in the event the 2026 Proxy Statement is not filed with the SEC by April 30, 2026, such information will be provided by an amendment to this Form 10-K to be filed with the SEC no later than April 30, 2026.

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
•potential inability to identify and implement any potential strategic alternatives in a timely manner or at all;
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
For more information about the risks described above and other risks affecting us, see “Risk Factors” beginning on page 22 of this Annual Report. We also caution investors that the forward-looking information described herein represents our outlook only as of this date, and we undertake no obligation to update or revise any forward-looking statements to reflect events or developments after the date of this Annual Report.

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

The Company’s legal structure includes TruBridge, Inc., the parent company, with Viewgol, LLC ("Viewgol"), TruBridge Healthcare Private Limited, iNetXperts, Corp. d/b/a Get Real Health, Healthcare Resource Group, Inc. ("HRG"), Healthland Holding Inc. (“HHI”) and Healthland, Inc. as its wholly-owned direct and indirect subsidiaries. The Company operates its business in two operating segments, which are also our reportable segments: Financial Health and Patient Care. These segments contribute towards the combined focus of improving the health of the communities we serve as follows:
•The Financial Health reporting segment focuses on providing business management, consulting, and managed IT services along with its complete RCM solution for all care settings, regardless of their primary healthcare information solutions provider. This reporting segment includes the operation of Viewgol, TruBridge Healthcare Private Limited, HRG, HHI, and Healthland.
•The Patient Care segment provides comprehensive acute care EHR solutions and related services for community hospitals, and their physician clinics. The Patient Care segment also offers comprehensive patient engagement and empowerment technology solutions through the Get Real Health entity to improve patient outcomes and engagement strategies with care providers.
Our companies currently support community hospitals and other healthcare systems with a geographically diverse patient mix within the domestic community healthcare market. Our target market for our Financial Health and Patient Care solutions includes community hospitals with fewer than 400 acute care beds, and their clinics, as well as independent or small to medium sized chains of skilled nursing facilities. Approximately 98% of our acute care hospital Patient Care customer base is comprised of hospitals with fewer than 100 beds. During 2025, we generated revenues of $346.8 million from the sale of our products and services.
See Note 18 to the consolidated financial statements included herein for additional information on our two reportable segments.
Industry Dynamics
The healthcare industry is the largest industry in the United States economy, comprising approximately 18.0% of the U.S. gross domestic product in 2024 according to the Centers for Medicare and Medicaid Services (“CMS”). CMS estimates that national health spending is projected to grow at an average annual rate of 5.8% through 2033 and will reach $8.6 trillion in 2033.
Hospital expenditures grew by 8.9% to approximately $1.6 trillion in 2024, dramatically slower than the 10.4% growth rate in 2023. According to the American Hospital Association’s AHA Hospital Statistics, 2026 Edition, there are approximately 4,600 community hospitals in the United States that are in our target market of hospitals with fewer than 400 beds, with approximately 3,000 of those having fewer than 100 acute care beds. In addition, there is a market of small specialty hospitals that focus on discrete medical areas such as surgery, rehabilitation and long-term acute care.
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
While legislative and regulatory initiatives are placing significant pressure on the related reimbursements, community hospitals are also faced with likely increased demand for Medicare and Medicaid services. Medicare Advantage enrollment in rural communities has quadrupled since 2010 and reached approximately 48% of rural Medicare beneficiaries in 2024, with penetration already exceeding 50% in several states. At the same time, recent analyses indicate that Medicare Advantage plans reimburse rural hospitals at only about 90% of traditional Medicare rates and impose increasingly demanding prior authorization and other administrative requirements, which can delay or deny payment and further strain already fragile rural providers. The challenges posed by this dual-threat are complicated by the shift away from volume-based reimbursement towards value-based reimbursement, linking reimbursement to quality measurements and outcomes. The increasing prevalence of high deductible health plans and value-based reimbursement models is transforming domestic healthcare delivery into a more patient-centric experience. This transformation brings about new and increased data needs, resulting in additional regulatory demands for data that patients find useful in decision-making. These new regulatory demands increase regulatory risks and compliance burdens for TruBridge and our clients, but also pose opportunities for TruBridge to provide additional value-added products and services to our target market.
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
Rural Health Transformation Program
Federal and state governments have introduced a variety of initiatives intended to support rural and community healthcare providers through infrastructure modernization, workforce support, and operational improvement programs. Among these initiatives are multi-year rural health transformation programs administered at the state level, including the Rural Health Transformation Program (“RHTP”) signed into law on July 4, 2025.
The RHTP represents an emerging source of federal and state-directed funding for rural and community hospitals that may indirectly affect demand for the Company’s products and services, including through a dedicated federal rural health fund of approximately $50 billion to be deployed over multiple years. RHTP initiatives are designed to encourage operational modernization, care coordination, and financial sustainability among participating providers. While participation, funding levels, and program structures vary by state, these initiatives generally emphasize improved access to care, operational efficiency, and the effective use of technology, including investments in revenue cycle capabilities, interoperability, data and analytics, and virtual care infrastructure. While the Company does not rely on RHTP or similar programs as a primary source of revenue, management believes our focus on rural and community healthcare markets and our integrated technology and services portfolio align with the types of capabilities healthcare providers may seek as they evaluate and pursue transformation initiatives supported by such programs.
Recent Developments
We and our Board of Directors (“Board”) have been engaged in a strategic review process over the past several months with the assistance of outside financial and legal advisors. We have considered a wide range of alternatives to maximize shareholder value, including, but not limited to, the sale of all or part of the Company or its assets, a joint venture or other business combination, share repurchases and organic growth investments. A strategic committee of the Board has engaged in discussions with third parties regarding potential transactions. There can be no assurance that any transaction will be entered into or consummated in connection with these discussions or the strategic review process. In addition, if we do enter into definitive agreements with respect to a potential transaction, consummation of the potential transaction may be subject to a number of conditions, including approval by our stockholders and regulatory approval. For further information, see Item 1A, Risk Factors — “We may not be successful in identifying and implementing any potential strategic alternatives in a timely manner, or at all, and the strategic review process and any strategic transactions that we may pursue could have negative consequences.”
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
Core Growth
Our core growth initiatives include cross-selling Financial Health solutions and services into our existing sizeable Patient Care client base and expanding our Financial Health market share with sales to new community hospitals, particularly those with 100 to 400 beds, where we believe our solutions are well aligned with market needs and demonstrate strong product-market fit.
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
Artificial Intelligence
We see both the value and risk of generative AI being leveraged in healthcare delivery and are committed to ensuring our client population is not left behind as this rapidly advancing technology is being implemented and adopted. We are active members of TRAIN (Trustworthy and Responsible AI Network), representing our customers alongside large Integrated Delivery Networks (“IDN”) and health systems to help shape the governance and controls to implement AI safely, as well as allowing us a broad view of what is happening in the arena of healthcare in order to keep pace with the developments in the areas of denials management, AI assisted coding, Gen AI chart summarization and more. We are planning to release our first denials prediction model to the public during the first quarter of 2026, and several pilots are unfolding within our innovation team to drive value for our clients out of this technology. We also have several strategic partners we are in discussions with to integrate their solutions into our ecosystem.
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
Software Development
The healthcare information technology industry is characterized by rapid technological change requiring us to continually make investments to update, enhance and improve our products and services. Software development costs are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40, Internal-Use Software, and ASC 985-20, Costs of Software to be Sold, Leased, or Marketed. Under ASC 350-40, software development costs related to preliminary project activities and post-implementation and maintenance activities are expensed as incurred. We capitalize direct costs related to application development activities that are probable to result in additional functionality according to ASC 350-40. We amortize capitalized software values on a straight-line basis over five years. We test for impairment in the event of changes in circumstances that could impact recoverability. Under ASC 985-20, costs incurred before technological feasibility are expensed as research and development. Costs incurred after technological feasibility and before the product is available for general release to customers are capitalized. Capitalized costs are amortized based on the current and expected future revenue for each software solution with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the solution, which is estimated to be five years.
Total product development expenses included in our consolidated results of operations were approximately $32.6 million, $35.4 million and $38.8 million during the years ended December 31, 2025, 2024 and 2023, respectively. We capitalized software development costs of approximately $15.4 million, $16.2 million and $21.4 million during the years ended December 31, 2025, 2024 and 2023, respectively.
See Note 5 to the consolidated financial statements included herein for additional information on software development costs.
Product Strategy
TruBridge continues to refine its product and technology strategy through focused investments in market research, client feedback loops, competitive analysis, and an enterprise roadmap that spans our Financial Health and Patient Care portfolios. Our near-term priorities are to (i) scale an enterprise analytics platform that replaces legacy reporting, (ii) operationalize high-impact AI use cases within revenue cycle and internal support workflows, and (iii) deepen interoperability to meet rising patient-access expectations and regulatory requirements. This strategy is designed to strengthen retention in the community and specialty hospital segments while creating a foundation for new growth offerings.
Enterprise Analytics
In 2024, we delivered “foundational” of TruBridge Analytics, replacing our legacy Business Intelligence solution and migrating 109 clients to a modern data platform stack that enables near‑real‑time dashboards and reporting. The next phases extend beyond financial KPIs to clinical, quality, and operational insights, with continued optimization of user workflows across clinical and revenue cycle teams. This program responds directly to long‑standing client pain points—historically inaccessible data, rigid filtering, and performance issues—and positions TruBridge to deliver actionable, multi‑domain analytics at scale.
AI‑driven Operations
We advanced two production‑grade innovations hosted on Databricks: (i) a Patient Support Bot—an internally facing LLM assistant for our call‑center teams aimed at lowering ticket resolution times; and (ii) a Denials Management model that predicts specific claim denials for our Centralized Business Office.

Consistent with these efforts, we have run internal and client‑facing sessions (e.g., “Denials prediction” working meetings and demos) and weekly analytics touch‑points with external advisors to validate use cases, surface operational constraints, and guide rollout sequencing. These forums ensure our models address genuine payer‑reimbursement friction and are integrated into day‑to‑day revenue cycle workflows.
Patient Access Interoperability
Market activity among foundation‑model vendors entering healthcare is increasing connectivity requests to our First Healthcare Interoperability Resource (“FHIR”) APIs for patient‑access use cases. We are observing new inbound interest from third parties and preparing for higher volumes as health‑specific experiences gain traction. In parallel, we are coordinating patient‑access integration pathways (FHIR R4 and nationwide networks such as CommonWell, and Carequality) and strengthening internal processes to ensure timely responses that satisfy information‑blocking compliance.
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
Commercial
Key Markets
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
A core initiative to our growth plan is to maintain a strong retention rate across our Patient Care base and pursue conservative growth of new Patient Care clients, as they are critical to driving cross-sales of our Financial Health solutions and services. We target hospitals under 100 beds in the United States that we believe are currently using select vendors that we have determined are vulnerable based on a variety of factors.
The target market for our Patient Care systems consists of community hospitals with fewer than 200 acute care beds, with a primary focus on hospitals with fewer than 100 acute care beds. In the United States, there are approximately 3,800 community hospitals with fewer than 200 acute care beds, with approximately 3,000 having fewer than 100 acute care beds. In addition, we market our products to small specialty hospitals in the United States that focus on discrete medical areas such as behavioral health, surgery, rehabilitation and long-term acute care. Approximately 98% of our existing acute care clients are hospitals with fewer than 100 acute care beds.
Our patient engagement efforts continue to focus on growing the number of registered patient users with existing clients in the international market while also continuing to grow through our Patient Care client base in the domestic market.

The following table presents our revenues generated from clients located within the U.S. ("Domestic") and all foreign countries, in total ("International").

	Year ended December 31,
(In thousands)	2025	2024	2023
Sales revenues:
Domestic	$340,984	$336,381	$330,577
International(1)	5,852	5,824	6,387
	$346,836	$342,205	$336,964

(1) International sales revenues are related to the Caribbean nation of St. Maarten, the islands of Turks and Caicos, the British Overseas Territory of Anguilla, Canada, England, Australia, the United Arab Emirates and the Netherlands.

Sales Resources
We have shifted our sales strategy from product-specific, business-unit aligned teams to a regional, enterprise-focused model in which sales personnel are responsible for selling the full portfolio of the Company’s offerings, including services, technology solutions, and RCM and EHR products, within defined territories. Many of our sales personnel are hired from within the Company and have previous experience in client support roles. We believe this experience positions them to more effectively sell our products and services within our target markets. We have also added some talent from outside the Company, creating a depth of experience we believe will enhance the effectiveness of the teams. A significant portion of the compensation for all sales personnel is commission based except for administrative support staff.
During the third quarter of 2025, the Company consolidated its go-to-market and commercial functions, including marketing, sales, partnerships, and client success, into a single integrated organization and appointed a new Chief Business Officer to lead this function. This organizational change is intended to enhance alignment across all market-facing teams, improve accountability for end-to-end revenue performance, and support more coordinated execution of the Company’s growth strategy, including both new customer acquisition and cross-selling of the Company’s portfolio of solutions to existing customers. Management believes that a unified commercial organization under a single executive leader will provide a tighter linkage between demand creation, sales execution, and customer retention and expansion initiatives.
Additionally, as noted above, the Company maintains dedicated sales and client management teams supporting both operating segments. We have continued to evolve our commercial organization to support coordinated engagement across multiple solutions and services, with an emphasis on long-term client relationships and enterprise-level client management.
This structure is intended to improve alignment across sales, account management, and client support functions, supporting consistency in execution and long-term client satisfaction, and ensuring a smooth client engagement experience.
Backlog
Backlog consists of revenues we reasonably expect to recognize over the next twelve months under existing contracts. The revenues to be recognized may relate to a combination of one-time fees for system sales and recurring fees for support and maintenance and RCM services. As of December 31, 2025, we had a twelve-month backlog of approximately $6.0 million in connection with non-recurring system sales and approximately $332.0 million in connection with recurring fees under support and maintenance and RCM services. As of December 31, 2024, we had a twelve-month backlog of approximately $8.0 million in connection with non-recurring system sales and approximately $328.0 million in connection with recurring fees under support and maintenance and RCM services. There are certain contracts that are included in the backlog that are excluded from the remaining performance obligations as disclosed in Note 2 to the consolidated financial statements included herein.
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
•product price;
•cost of services offered;
•results of services engagements;
•knowledge of the healthcare industry;
•training provided;
•sales and marketing efforts; and
•company reputation.
We believe that we compete favorably with our competitors on these factors. Our principal competitors for Financial Health solutions include RelayHealth Corp, SSI Group, LLC, Quadax Inc., Change Healthcare Holdings, Inc., Availity, LLC, Waystar Technologies, Inc., Experian, and Navicure, Inc. Our principal competitors in the business management, consulting and managed IT services market are Resolution Health, Inc., The Outsource Group Inc., Patient Focus, Inc., Xtend Healthcare Inc., Ensemble Health Partners, and FinThrive, Inc. These companies all focus on providing services to the healthcare market, and the services they offer are comparable in scope to the competing services we offer. Secondary competitors in the Financial Health space include ARx LLC, Citadel Outsource Group LLC, Patient Matters, LLC, KIWI-TEK, LLC, and Aviacode Inc. The primary competitors for our encoder solutions include Solventum and Optum.
Our principal competitors in the Patient Care market are Oracle Cerner Corporation, Medical Information Technology, Inc. ("Meditech"), and MEDHOST, Inc. These companies compete with us directly in our target market of small and midsize hospitals. They offer comparable products and systems that address the needs of hospitals in the markets we serve. Our secondary competitors in the Patient Care market include N. Harris Computer Corporation and Epic Systems Corporation. These companies are significantly larger than we are, and they typically sell their products and services to larger hospitals outside of our target market. However, they will sometimes compete with us directly or, more commonly, when a larger health system who uses a system from one of these companies will offer it to a smaller hospital as part of a merger or alliance. In the patient engagement market, our competitors include Get Well Network/Healthloop, Apollo Care Connect, Bridge Patient Portal, eClinicalWorks Patient Portal, Influence Health, and InteliChart
We also face competition from providers of practice management systems, general decision support and database systems and other segment-specific applications. Any of these companies as well as other technology or healthcare companies could decide at any time to specifically target hospitals within our target market.
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
Human Capital
As of December 31, 2025, we had over 3,500 dedicated employees, approximately half of which are in each of the U.S. and India. While most of our workforce operates remotely throughout the U.S. and India, we also have a strong presence in our Alabama offices. We pride ourselves on maintaining excellent employee relations, with no collective bargaining agreements or labor union representations, and a history of smooth operations without work stoppages.
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
Our benefit and wellness programs focus on physical, emotional, financial, and social well-being. We offer a wide array of benefits, including comprehensive health and welfare insurances, a 401(k) plan with employer match, generous time-off policies, and more. We implemented Health Advocate services in 2025, which offer an enhanced Employee Assistance Program, Wellbeing Platform, and Benefits Advocate assistance to all employees. Our Pay it Forward (Earned Time Off donation) program, launched in April 2023, has been a tremendous success, with 414 employees donating over 13,888 hours to support colleagues during personal or family medical crises.

Growth and Development
We are committed to the growth of our people by providing opportunities to cultivate talent, measure performance, and identify candidates for new roles. In 2025, we launched the Growth Hub, a redesigned learning platform that provides employees with streamlined access to over 30,000 industry-specific courses. The Growth Hub was developed to help employees more easily identify and engage with content aligned to their individual development goals and targeted skill gaps, supporting our commitment to continuous learning and career growth. To further support that effort, we also implemented Docebo Harmony AI Search to greatly enhance discoverability and efficiency for learners, directly improving the end-user experience through reducing search time by an estimated 60 to 80% and enabling natural-language queries for instant access to relevant resources. On average, each employee completed approximately 15 hours of training in 2025, covering topics such as leadership development, technical skills, and compliance.
Our performance architecture ties individual financial rewards to contributions to our company's success. This includes setting goals, evaluating progress, and gaining feedback from leaders, promoting sustained evolution and retention of our talent base. In 2025, we enhanced our performance management approach by implementing new resources and development programs to support leaders in conducting year-end reviews, applying rating frameworks consistently, and facilitating performance discussions. These initiatives were designed to strengthen leadership capability, promote accountability, and support employee development in the subsequent performance cycle. Management monitors the effectiveness of these practices to ensure alignment with organizational objectives and to inform continuous improvements in workforce performance and talent development.
Employee Recruitment
Our talent strategy emphasizes the development and advancement of employees from within, supported by targeted external hiring to address emerging skills and business needs. We prioritize internal mobility and career progression through structured development programs, talent review and succession planning, while selectively recruiting external talent to complement existing capabilities and support organizational growth. Our predominantly remote work environment enables access to a broader labor market and supports workforce flexibility, allowing us to attract qualified professionals across diverse geographies. Management monitors workforce trends, including hiring, retention, and skill gaps, to ensure alignment of our talent strategy with business objectives and evolving market demands.
Communication and Engagement
To support our geographically diverse workforce, we use multiple communication channels, including email, an employee hotline, and weekly all-employee communications to promote timely and consistent information sharing. Monthly business updates are designed to support alignment across functions and reinforce company priorities.
The Company periodically engages independent third-party firms to administer employee listening and culture surveys. In 2025, the Listening Survey achieved a participation rate of a majority of the employee population. Survey results reflected year-over-year favorable trends in several areas of workplace culture, including employee intent to remain with the Company and perceived sense of accomplishment. Specifically, 82% of respondents indicated an intent to stay with TruBridge, and 75% reported a feeling of accomplishment in their work.
The Company continues to monitor areas of opportunity identified through survey results. Career development and growth remain a focus area, with 67% of respondents reporting positive perceptions of career growth opportunities and 68% reporting positive perceptions of development opportunities. Management uses these insights to inform ongoing human capital initiatives and workforce planning efforts.
Global Workforce Integration
Since our acquisition of Viewgol in October 2023, we have continued to expand our global workforce, which totaled more than 1,800 employees in India as of December 31, 2025. These employees primarily work remotely, with most based in the Mumbai area supporting our Financial Health services clients. In 2026, we expect to further expand our presence in India through the launch of a Global Capability Center (“GCC”). The GCC opened in February 2026 with an initial focus on supporting the Financial Health business, with planned future expansion into additional business units and corporate functions.
In 2025, we completed the integration of Viewgol’s operations by aligning the India workforce with our broader organizational structure. We standardized reporting and business operations, strengthened cross regional cultural integration, and conducted an in-depth review of compensation and benefits to ensure global alignment while accounting for differences between U.S. and Indian labor markets. We also enhanced employee development and retention efforts through expanded professional development opportunities, integration of our TruPortal platform, and leadership programs designed to build future leadership talent.
We are also advancing initiatives that support cultural integration and employee engagement. In 2026, we plan to continue offering leadership development opportunities and promoting inclusion across our workforce. These efforts align with our broader objective of establishing a unified corporate culture that supports TruBridge’s global workforce strategy.
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
Christopher L. Fowler – President and Chief Executive Officer. Christopher L. Fowler, age 50, was appointed as our President and Chief Executive Officer, and a member of the Board of Directors in July 2022. Mr. Fowler began his career with TruBridge in May 2000 as a Software Support Representative and later as a manager of Financial Software Services. From August 2004 until March 2008, Mr. Fowler served as Assistant Director and Director of Business Management Services. Mr. Fowler served as TruBridge’s Vice President – Business Management Services from March 2008 until the formation of TruBridge in January 2018, after which time he served as its President. He then served as Chief Operating Officer of the Company from November 2015 through June 2022.
Vinay Bassi – Chief Financial Officer and Treasurer. Vinay Bassi, age 55, was appointed as our Chief Financial Officer, Secretary and Treasurer in January 2024. Effective July 2024, Mr. Bassi no longer serves as the Secretary, and Mr. Plessner was named as Secretary. Prior to joining TruBridge, Mr. Bassi served as Chief Financial Officer for the Audience Measurement division at Nielsen Holdings plc and held various finance and corporate development positions in that company since 2016. Prior to joining Nielsen in 2016, Mr. Bassi worked in corporate development at Avaya Inc. from 2004 to 2016. He began his career as an Auditor at PricewaterhouseCoopers LLP and spent time at Standard and Poor's and Citigroup.
Mike Daughton - Chief Business Officer. Mike Daughton, age 52, was appointed as our Chief Business Officer in October 2025. Mr. Daughton is a seasoned healthcare technology executive with more than two decades of experience leading commercial strategy, scaling revenue organizations, and driving enterprise value creation across growth-oriented healthcare services platforms. Prior to joining TruBridge, he served as Chief Commercial Officer of EnableComp from 2024 to 2025, where he led the transformation of the commercial organization and growth strategy. From 2011 to 2023, Mr. Daughton held senior executive leadership roles at AQuity Solutions (formerly M*Modal), including Chief Commercial Officer, where he led global sales, marketing, and client management initiatives through multiple strategic transactions, including the acquisition by 3M and a subsequent sale to IKS Health. Earlier in his career, Mr. Daughton held leadership roles at Optum (UnitedHealth Group) and Thomson Reuters.
Kevin Plessner - General Counsel, Secretary and Corporate Compliance Officer. Kevin Plessner, age 44, was appointed as our General Counsel in January 2022. He was also appointed as our Corporate Compliance Officer in May 2024. Mr. Plessner joined TruBridge as part of the Get Real Health acquisition in 2019. He served as General Counsel at Get Real Health from 2013 until the 2019 acquisition, at which point he became Corporate Counsel at TruBridge.
David B. Harse – General Manager, Patient Care. David B Harse, age 49, was appointed as General Manager of our Patient Care business unit in November 2022. Prior to joining TruBridge, Mr. Harse served as SVP and General Manager of Patient Engagement at HealthMark from 2021 to 2022. Prior to joining HealthMark, Mr. Harse worked at Cerner Corporation, now Oracle Health, in various positions from 1999 to 2021.
Merideth Wilson – General Manager, Financial Health. Merideth Wilson, age 53, was appointed General Manager of our Financial Health business unit in January 2025. Prior to joining TruBridge, Ms. Wilson held various senior executive leadership roles with Experian, serving as Executive Vice President and General Manager of Experian Employer Services, 2023-2024; Chief Operating Officer (COO) of Experian Health, 2020-2023; General Manager of Revenue Cycle Solutions of Experian Health, 2014-2020; and Vice President of Payer Contract Management Solutions and Services of Experian Health, 2012-2014. In addition, she has held various product management and strategic marketing leadership positions at Medical Present Value, Inc. (MPV); MedQuist Inc. (now Solventum); VHA/Novation; and Bank of America.
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
RISKS RELATED TO OUR INDUSTRY
There are a limited number of acute care hospitals in our primary target market. Saturation or consolidation in the healthcare industry could result in the loss of existing clients, a reduction in our potential client base and downward pressure on the prices of our products and services.
The limited number of hospitals with fewer than 200 acute care beds in our general target market for our product and service offerings has resulted in an ever narrowing market for new system installations and add-on sales which could materially and adversely impact our business, financial condition and operating results.
Our primary objectives are to increase the market share of our Financial Health services in the 100 to 400 bed space, aggressively pursue competitive and vulnerable Patient Care replacement or enhancement opportunities, and differentiate our products and services on a client experience basis that enables us to sell a broader set of services into a loyal base of clients that are our advocates. Also, by offering solutions down market to ambulatory care and specialty care, we are attempting to broaden our target market focus. Although we have formulated strategic responses for capitalizing on each of the identified opportunities, there is no guarantee that such responses will ultimately prove successful. Additionally, to the extent that these opportunities fail to develop or develop more slowly than expected, our business, financial condition and operating results could be materially and adversely impacted.
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
The purchase of our healthcare solutions and services involves a significant financial commitment by our clients. At the same time, the healthcare industry faces significant financial pressures that could adversely affect overall spending on healthcare information technology and services. To the extent spending for healthcare information technology and services declines or increases slower than we anticipate, demand for our products and services, as well as the prices we charge, could be adversely affected. Accordingly, we cannot assure you that we will be able to increase or maintain our revenues or our revenue growth rate.
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
Cost-containment measures instituted by healthcare providers as a result of regulatory reform or otherwise could result in a reduced allocation of capital funds. Such a reduction could have an adverse effect on our ability to sell our systems and related services. Additionally, the current presidential administration has implemented the "Department of Government Efficiency" ("DOGE"), an advisory commission focused on restructuring and streamlining government agencies and reducing or eliminating regulations and federal government programs and other expenditures, which has also given rise to separate efforts at the state level to reduce government spending. In March 2025, in accordance with the DOGE Workforce Optimization Initiative, DHHS announced a significant agency restructuring, reducing the DHHS workforce and consolidating divisions of the agency. Pressures on and uncertainty surrounding the U.S. federal and state annual appropriations, holds on congressionally authorized spending, or interruptions in the distribution of governmental funds, could adversely affect our financial results due to the reliance of many of our customers on payments from third-party healthcare payors, including Medicare, Medicaid, and other government-sponsored programs.
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
Patient Access Rights. In March 2020, the Office of National Coordinator for Health Information Technology ("ONC") of the DHHS released the "21st Century Cures Act: Interoperability, Information Blocking, and the ONC Health IT Certification Program, Final Rule." The rule implements several of the key interoperability provisions included in the 21st Century Cures Act. Specifically, it calls on developers of certified EHRs and health IT products to adopt standardized APIs, which will help allow individuals to securely and easily access structured and unstructured EHI formats using smartphones and other mobile devices. This provision and others included in the final rule create a potentially lengthy list of certification and maintenance of certification requirements that developers of EHRs and other health IT products have to meet in order to maintain approved federal government certification status. Meeting and maintaining this certification status could require additional development costs.
The ONC rule also implements the information blocking provisions of the 21st Century Cures Act, including identifying reasonable and necessary activities that do not constitute information blocking. Under the 21st Century Cures Act, the DHHS has the regulatory authority to investigate and assess civil monetary penalties of up to $1,000,000 against health IT developers and/or providers found to be guilty of "information blocking." This oversight and authority to investigate claims of information blocking creates significant risks for us and our clients and could potentially create substantial new compliance costs. The
DHHS may impose penalties for information blocking that has occurred after September 1, 2023, and the ONC and the DHHS released a final rule in June 2024 listing certain disincentives for actors that conduct information blocking.
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
Finally, with the change in presidential administrations in 2025, there is substantial uncertainty as to how, if at all, the new administration will seek to modify or revise the requirements and policies of the DHHS, CMS, the FDA and other regulatory agencies with jurisdiction over our products and services.

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
We continue to rely heavily on our direct sales force. Periodically, we have restructured or made other adjustments to our sales force in response to factors such as product changes, geographical coverage and other internal considerations, including a reorganization in 2025 as described in the “Business-Commercial” section of this Annual Report. Change in the structures of the sales force and sales force management can result in temporary lack of focus and reduced productivity that may affect revenues in one or more quarters. Future restructuring of our sales force could occur, and if so we may again experience the adverse transition issues associated with such restructuring.
The markets for our Financial Health service offerings may develop more slowly than we expect.
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
•compliance with various industry standards; and
•market volatilities or workforce restrictions due to changing laws and regulations resulting from political decisions.
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
Our operations in India may also expose us to risks associated with leasing and operating physical facilities, included uncertainties related to lease enforceability, regulatory approvals, infrastructure reliability, cost escalation, and local real estate practices, which could increase operating costs or disrupt our business activities.
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
While we believe that AI technologies present opportunities for improving our operations and enhancing our product offerings, the successful implementation of AI technology requires significant investment in talent, infrastructure, and ongoing research and development. Developing, testing and deploying AI systems may also increase the cost profile of our products due to the nature of the computing costs involved in such systems. Market acceptance, understanding, and valuation and consumer perceptions of platforms, products, and programs that incorporate AI technologies is uncertain and the perceived value of AI technologies could be inaccurate. Given the rapid and uncertain pace at which AI is evolving, the costs associated with AI-related investments may be difficult to forecast and may have negative impact on our financial results. Conversely, if we are unable to make adequate investments related to AI or unable to make them in a timely manner, our financial results and competitive position in the market may be adversely impacted. Clients may decide to use AI and other new tools and technologies themselves, including in open-source and other products, tools and content, rather than engaging us. Furthermore, services, technologies or methodologies that are developed by competitors may render our services noncompetitive or obsolete. Technological developments and competitive pressures could significantly reduce demand for our services, thereby materially and adversely affecting our business, financial condition and results of operations.
In addition, AI regulation is rapidly evolving worldwide as legislators and regulators increasingly focus on these powerful emerging technologies. The technologies underlying AI and its uses are subject to a variety of laws and regulations, including intellectual property, data privacy and security, consumer protection, competition, and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their platform moderation, data privacy, and security laws and regulations to AI or are considering general legal frameworks for AI. Beginning January 1, 2026, two new state laws – California’s Generative

Artificial Intelligence: Training Data Transparency Act (“AB 2013”) and the Texas Responsible Artificial Intelligence Governance Act (“TRAIGA”) – will impose novel requirements on AI developers and users. AB 2013 requires public disclosure of detailed information about the training data used in generative AI models, which, if applicable to us, may impact the confidentiality of proprietary information and could affect our competitive position. TRAIGA establishes broad obligations for both developers and deployers of AI systems, including civil rights protections, regulatory oversight, and the creation of an AI governance council. Further, the Colorado Artificial Intelligence Act, set to take effect in February 2026, will regulate AI systems that make consequential decisions. These state-level initiatives reflect a growing trend toward AI regulation in the absence of federal legislation. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our operations or offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. Furthermore, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational, or technological risks that may arise relating to the use of AI.
We may not be successful in identifying and implementing any potential strategic alternatives in a timely manner, or at all, and the strategic review process and any strategic transactions that we may pursue could have negative consequences.
We have been engaged in a strategic review process over the past several months with the assistance of outside financial and legal advisors. We have considered a wide range of alternatives to maximize shareholder value, including, but not limited to, the sale of all or part of the Company or its assets, a joint venture or other business combination, share repurchases and organic growth investments. A strategic committee of the Board has engaged in discussions with third parties regarding potential transactions. Despite the Board and management devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that any discussions or the strategic review process will result in us pursuing any transaction, investment or strategy or that we will be able to successfully enter into a definitive agreement or consummate any particular transaction, investment or strategy on attractive terms, on a timely basis, or at all. There is no deadline or definitive timetable set for the completion of the strategic alternatives process. Further, any sale of control transaction or other strategic transactions that we may pursue could have a variety of negative consequences, and we may enter into a transaction that yields unexpected results that adversely affect our business or decrease the remaining cash available for use in our business. Any potential transaction would be dependent on a number of factors that may be beyond our control, including market conditions, industry trends, the interest of third parties in a potential transaction with us, obtaining stockholder approval and regulatory approval, and the availability of financing to third parties in a potential transaction with us on reasonable terms. There can be no assurance that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated, lead to increased stockholder value, or achieve the anticipated benefits or results.
The process of continuing to evaluate strategic alternatives may be costly, time-consuming and complex, and we may incur significant legal, accounting and advisory fees and other expenses, some of which may be incurred regardless of whether we successfully enter into a transaction. We may also incur additional unanticipated expenses in connection with this process. Any such expenses will decrease the remaining cash available for use in our business.
If we are not successful in entering into or consummating a strategic transaction, or if our plans are not executed in a timely fashion, this may cause reputational harm and the value of our securities may be adversely impacted. In addition, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties associated with such review could cause our stock price to fluctuate significantly.
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

There have been recent disruptions in billing and data systems in healthcare (e.g., the cybersecurity incident affecting Change Healthcare). Such cybersecurity events which materially disrupt the healthcare system upon which our business relies could adversely affect our business if such disruption is widespread and continues for an extended period of time. Cyber incidents could also include the use of AI to launch more automated, targeted and coordinated attacks on targets.
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
As of December 31, 2025, we had approximately $166.6 million in principal amount of indebtedness, which includes $69.1 million under our term loan facility and $97.5 million borrowed under our revolving credit facility. We also had $82.5 million of unused commitments under our revolving credit facility as of December 31, 2025.
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

The operating restrictions and covenants in these debt agreements and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. The credit agreement requires compliance with a consolidated net leverage ratio test and a fixed charge coverage ratio test. The calculation of the fixed charge coverage ratio was amended on March 10, 2023, and the Company received waivers of the Company’s failure to comply with the fixed charge coverage ratio as an event of default as of September 30, 2023 and December 31, 2023 from Regions Bank, as administrative agent, and various other lenders. Any failure by us to comply with this or another covenant in the future may result in an event of default. There can be no assurance that we will be able to continue to comply with this covenant or obtain amendments to avoid future covenant violations, or that such amendments will be available on commercially acceptable terms.
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
Exclusive of our post-acute Patient Care reporting unit, which was disposed of in January 2024, we have remaining goodwill of $172.6 million as of December 31, 2025. Any future impairment charges could have a material adverse impact on our results of operations. There are inherent uncertainties in management's estimates, judgments and assumptions used in assessing recoverability of goodwill and intangible assets. Any changes in key assumptions, including failure to meet business plans, a deterioration in the market, or other unanticipated events and circumstances, may affect the accuracy or validity of such estimates and could potentially result in an impairment charge.
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
We are exposed to market risk related to changes in interest rates as a result of the floating interest rates applicable to the outstanding debt under our term loan facility and revolving credit facility. The interest rate for the outstanding debt under our term loan facility and revolving credit facility as of December 31, 2025 was 5.92%. Each of our credit facilities continues to bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Adjusted Secured Overnight Financing Rate ("SOFR") rate for the relevant interest period, subject to a floor of 0.0%, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month SOFR rate, subject to the aforementioned floor, plus one percent per annum, or (3) a combination of (1) and (2). The applicable margin for SOFR loans and the letter of credit fee ranges from 1.5% to 3.0%. The applicable margin for base rate loans ranges from 0.5% to 2.0%, in each case based on the Company's consolidated net leverage ratio. A one hundred basis point change in interest rate on our borrowings outstanding as of December 31, 2025 would result in a change in interest expense of approximately $1.7 million annually.

Macroeconomic conditions could have a materially adverse impact on our business, financial condition, or results of operations.
Uncertain global or regional economic conditions have and may in the future adversely impact our business. Uncertainty in the economic environment or other unfavorable changes in economic conditions, such as inflation, fluctuating interest rates, recession, slowing growth, increased unemployment, changes or uncertainty in fiscal monetary or trade policy, implementation of new or increased tariffs, retaliatory tariffs by other countries or other trade restrictions, or currency fluctuations, may negatively impact consumer confidence and spending causing our customers to stop or postpone purchases. Our ability to forecast our operating results, make business decisions and execute our business strategy could be adversely impacted by challenging macroeconomic conditions. If a recession occurs, economies weaken, or inflationary trends continue, our business and operating results could be materially adversely affected.
Moreover, a potential U.S. federal government shutdown resulting from budgetary decisions, a prolonged continuing resolution, breach of the federal debt ceiling, or a potential U.S. sovereign default may increase uncertainty and volatility in the global economy and financial markets. Weak economic conditions or significant uncertainty regarding the stability of financial markets could adversely impact our business, financial condition and operating results.
We continue to have identified material weaknesses in our internal control over financial reporting. If we fail to remediate these material weaknesses and do not develop and maintain effective internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and may adversely affect our business, financial condition and results of operations.
As detailed in prior filings with the SEC and in Item 9A in this Form 10-K, we did not sufficiently design and maintain effective control activities related to the accounting for revenue recognition and related costs, capitalization of software development costs, and non-routine transactions.
We are required to maintain effective internal control over financial reporting (“ICFR”) and disclosure controls and procedures (“DC&P”). As of December 31, 2025, management identified material weaknesses in our ICFR related to (i) revenue recognition, including controls to identify and evaluate contract modifications, validate manual interventions, ensure completeness and accuracy of information used in billing and revenue recognition, timely record credits, rebills and similar revenue‑related adjustments, and evaluate terms affecting recognition over-time versus point-in-time; (ii) capitalized software development costs, including controls to determine and document technological feasibility, cease capitalization when products are available for general release, support the population and allocation of capitalizable costs with complete and accurate project data, and expense maintenance and support activities as incurred; and (iii) non-routine transactions, including stock-based payment arrangements and other technical accounting areas. Because of these material weaknesses, our management determined our ICFR were not effective as of December 31, 2025, and our independent registered public accounting firm has issued an adverse opinion on the effectiveness of our ICFR as of that date.
As reflected in this Form 10-K, we have made revisions to our previously issued financial statements for the years ended December 31, 2024 and 2023 to address certain errors in those financial statements. However, these material weaknesses could result in a material misstatement of our annual or interim financial statements that may not be prevented or detected on a timely basis and that, therefore, could in the future result in a restatement of previously issued financial statements. We are undertaking remediation efforts; however, remediation will require significant time and resources, and we can provide no assurance as to when these efforts will be completed or that they will prevent future material weaknesses. If we are unable to remediate the existing material weaknesses and to develop and maintain effective ICFR and DC&P, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our ICFR, to maintain effective DC&P, or to implement or maintain other effective control systems required of public companies, also could restrict our future access to the capital markets.
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
Stockholders may from time to time engage in proxy solicitations, submit stockholder proposals or Board nominations or otherwise attempt to effect changes, assert influence, or acquire some level of control over us. We have been and may continue to be subject to activism in the future. For example, in early 2025, we engaged in a process with two of our significant stockholders, which culminated in our entering into a cooperation agreement with each of these stockholders and resulting changes in our corporate governance. The stockholders agreed to customary standstill provisions during the term of the cooperation agreement, which expired in December 2025. We entered into a new cooperation agreement with one of these stockholders in January 2026, which provided for additional governance changes and an extension of the standstill provisions. Activist stockholders may seek to effect changes in our strategic direction, and how our Company is governed, through changes to our Board or otherwise. While our Board and management team will continue to strive to maintain constructive, ongoing communications with our stockholders, and welcome their views and opinions with the goal of enhancing value for all stockholders, activist campaigns that seek to further replace members of our Board or bring about changes in our strategic direction could have an adverse effect on us because:
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
The Board of Directors is responsible for exercising oversight of management’s identification of, and planning for, the material risks facing the Company, and we believe our risk management policies and procedures are adequate to ensure that relevant information about cybersecurity risks and incidents is appropriately reported and disclosed. In 2017, the Board authorized the formation of a Cybersecurity Committee, which is now known as the Governance, Risk & Compliance (“GRC”) Committee. Our cybersecurity risk management process, which are discussed in greater detail below, are led by the GRC Committee. The GRC Committee is currently comprised of the Chief Technology and Innovation Officer, Chief Financial Officer, General Managers of the business units, Corporate Security Officer, Corporate Privacy Officer, and General Counsel and Corporate Compliance Officer. The GRC Committee generally meets weekly, and has a formal meeting quarterly, to discuss the primary security and compliance-related risks currently facing the Company, including cybersecurity risks. The General Counsel and Corporate Compliance Officer then provides updates to the Board at each regular quarterly meeting. Annually, the full Board participates in cybersecurity training and discusses the internal incident management process with the GRC Committee.
In 2020, the Board created the Innovation and Technology Committee to aid the Board in its duties to assess and oversee the management of risks in the areas of information technology, information and data security, cybersecurity, disaster recovery, data privacy and business continuity. This committee oversees the GRC Committee’s activities relating to information technology and cybersecurity matters, and seeks to enhance communication and coordination of efforts between the Board and management in these areas. The members of the Innovation and Technology Committee monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of and participation in the cybersecurity risk management process described below, including the operation of our incident response plan.
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
We perform periodic internal and third-party assessments to test our cybersecurity controls and regularly evaluate our policies and procedures surrounding our handling and control of personal data and the systems we have in place to help protect us from cybersecurity or personal data breaches, and we perform periodic internal and third-party assessments to test our controls and to help us identify areas for continued focus, improvement, and/or compliance. An example of the assessment we use is the ISO 27001 assessment that was implemented starting in 2020. Our team is continually evaluating our technology vendors and tools to ensure that we are managing evolving threats to the best of our ability.
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
In April 2021, the Company relocated its principal executive office pursuant to a sublease for 20,093 square feet of office space in downtown Mobile, Alabama. In June 2022, the downtown location lease agreement was modified from a sublease to a lease with the property owners. In addition to the downtown and another location in Mobile, Alabama, we lease office space in Ridgeland, Mississippi. The Ridgeland lease is set to expire in February 2026. We believe our existing facilities are sufficient for our current needs.
Previously, the Company held property located on approximately 16.5 acres in Mobile, Alabama, which included approximately 135,500 square feet of office space spread throughout numerous buildings and 11.3 acres of undeveloped real property adjacent to the buildings. The majority of the buildings were sold in October 2024, and the one remaining 3,500 square foot building was sold in April 2025. The remaining 11.3 acres are held for sale.

ITEM 3.	LEGAL PROCEEDINGS
From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. Management does not believe it is reasonably possible that such matters will have a material adverse effect on the Company’s financial statements.
On February 13, 2026, VG Sellers, Inc. (the "Seller") brought a civil action in the Delaware Chancery Court against the Company alleging breaches of the Securities Purchase Agreement (the "SPA") governing the Company’s acquisition of Viewgol, LLC in October 2023 (the "Viewgol Acquisition"). Among other claims, the Seller alleges that it is entitled to an additional payment of up to $31.5 million pursuant to the earnout provisions set forth in the SPA, based on the Seller's assertion that Viewgol, LLC achieved certain financial targets for the year ended December 31, 2024 (such payment, the "2024 Earnout Payment"). The Company believes that the Seller is not entitled to any portion of the 2024 Earnout Payment. On March 10, 2026, the Company filed its Answer to Seller’s Complaint and filed Counterclaims against Seller that, among other things, seek a declaration that Seller is not entitled to any portion of the 2024 Earnout Payment; assert a claim against the Seller’s former owners for breach of the SPA; and seek compensatory damages and other remedies as a result of wrongdoing by Seller and its former owners.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for TruBridge Common Stock
As of March 26, 2026, there were approximately 99 registered holders of our common stock, as provided to us by our transfer agent. This number does not include the number of beneficial owners whose shares are held in “street” names by broker-dealers and other institutions who hold shares on behalf of their clients. As of March 26, 2026, there were 14,906,825 shares of common stock outstanding.
TruBridge’s common stock is listed on the NASDAQ Global Select Market under the symbol “TBRG.” Prior to March 4, 2024, TruBridge's common stock was listed under the symbol “CPSI.”
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
Purchases of Equity Securities
On September 4, 2020, our Board of Directors approved a stock repurchase program under which we could repurchase up to $30.0 million of our common stock through September 3, 2022. On July 27, 2022, the Board of Directors extended the expiration date of the stock repurchase program to September 4, 2024. The share repurchase program expired according to its terms on September 4, 2024. The Company repurchased 49,789 shares during 2023, and no shares during 2024 and 2025 pursuant to the share repurchase program. Any future stock repurchase transactions may be made through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the securities Exchange Act of 1934, as amended.

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
Background
During much of the Company's history, our strategy, operations, and financial results have been largely associated with developments in the electronic health record ("EHR") industry. With the rapid maturity of the EHR industry and the increasing prevalence of and demand for outsourced revenue cycle management ("RCM") services and complementary solutions, we've seen our strategy, operations, and financial results naturally evolve to become more heavily associated with RCM, with RCM-related revenues comprising 64% of our consolidated revenue for 2025. In recognition of this significant shift in strategic focus, Computer Programs and Systems, Inc. changed its corporate name to TruBridge, Inc. on March 4, 2024. Contemporaneous with this name change, the former wholly-owned subsidiaries Evident, LLC, TruBridge, LLC, and TruCode, LLC were merged into the parent company, while the former wholly-owned subsidiary Rycan Technologies, Inc. was merged into its parent and another wholly-owned subsidiary, Healthland Holding Inc. With these changes, the Company's remaining legal structure includes TruBridge, Inc., the parent company, with Viewgol, LLC ("Viewgol"), TruBridge Healthcare Private Limited, iNetXperts, Corp. d/b/a Get Real Health, Healthcare Resource Group, Inc. ("HRG"), Healthland Holding Inc. and Healthland, Inc. as its wholly-owned direct and indirect subsidiaries.
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
Our companies currently support community hospitals and other healthcare systems with a geographically diverse patient mix within the domestic community healthcare market. Our target market for our Financial Health and Patient Care solutions includes community hospitals with fewer than 400 acute care beds and their clinics, as well as independent or small to medium sized chains of skilled nursing facilities. Approximately 98% of our Patient Care hospital customer base is comprised of hospitals with fewer than 100 beds.
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
We determine retention rates by reference to the amount of beginning-of-period Patient Care recurring revenues that have not been lost due to customer attrition from our production environment customer base. Production environment customers are those that are using our applications to document live patient encounters, as opposed to legacy environment customers that have view-only access to historical patient records. Since 2019, these retention rates have consistently remained in the mid-to-high 90th percentile ranges. Specifically, we achieved retention rates between 92.1% and 98.2% in 2021 through 2025, as EHR product consolidation has led to an increase in attrition from our non-flagship products during recent years (retention for our flagship EHR product was approximately 97.2% in 2025). We have increased customer retention efforts by enhancing support services, investing in tooling and instrumentation to proactively monitor for potential disruptions, and deploying in-application experience software that delivers application-specific insights while using our products.
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
The overwhelming majority of our historical Patient Care installations have been under a perpetual license model, but customer demand has dramatically shifted towards a SaaS license model in the past several years. SaaS license models made up only 12% of annual new acute care Patient Care installations in 2018, increasing to 100% during 2022 through 2025. These SaaS offerings are attractive to our clients because this configuration allows them to obtain access to advanced software products without a significant initial capital outlay. We expect this trend to continue for the foreseeable future, with the resulting impact on the Company’s financial statements being reduced Patient Care revenues in the period of installation in exchange for increased recurring periodic revenues (reflected in Patient Care revenues) over the term of the SaaS arrangement. This naturally places downward pressure on short-term revenue growth and profitability metrics, but benefits long-term revenue growth and profitability which, in our view, is consistent with our goal of delivering long-term shareholder value.
For customers electing to purchase our technology solutions under a traditional perpetual license, we have historically made financing arrangements available on a case-by-case basis, depending on the various aspects of the proposed contract and customer attributes. These financing arrangements have comprised the majority of our perpetual license installations over the past several years, and include short-term payment plans and longer-term lease financing through us or third-party financing companies. The aforementioned shift in customer preference towards SaaS arrangements has significantly reduced the frequency of new financing arrangements for customer purchases under a perpetual license. When combined with scheduled payments on existing financing arrangements, the reduced frequency of new financing arrangements has resulted in a substantial reduction in financing receivables during 2025.
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
Additionally, margin optimization initiatives of expanded utilization of offshore resources and automation have commenced and, to date, have provided meaningful efficiencies to our operations, particularly within the Financial Health business. As a service organization, Financial Health's cost structure is heavily dependent upon human capital, subjecting it to the complexities and risks associated with this resource. Chief among these complexities and risks is the ever-present pressure of wage inflation, which has compelled the Company to make compensation adjustments that are outside of historical norms. Prior to our October 2023 acquisition of Viewgol, we were solely reliant upon third-party partnerships for offshore resources, increasing both the execution risk of this initiative and the related cost of scaling this labor force. Since taking over the operations of Viewgol following the Earnout period in 2025, we have greatly enhanced our control over the resource availability for this initiative and we expect to achieve meaningful per-unit cost efficiencies.
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

2025 Financial Overview
We generated revenues of $346.8 million from the sale of our products and services during 2025, compared to $342.2 million during 2024. The increase was primarily due to incremental revenue generated from new bookings across both segments, partially offset by customer attrition. Net income (loss) increased by $25.3 million to a net income of $4.4 million during 2025, compared to a net loss of $20.9 million during 2024. This was driven by an increase in operating income of $14.5 million primarily due to (i) revenue growth, (ii) reduction in costs due to the global offshore initiative and labor cost optimization, (iii) lower severance and other non-recurring charges, and (iv) lower depreciation and amortization, including $2.9 million of accelerated amortization of software development costs associated with the sunset of one of the Company’s products in the second quarter of 2024. In addition, interest expense declined by $3.9 million. Corresponding to this increased profitability, net cash provided by operating activities increased by $5.8 million, from $31.1 million provided by operations during 2024 to $37.0 million provided by operations during 2025. Total investment in capital expenditures, excluding proceeds from sale of property and equipment, decreased by $1.0 million, or 5%, to $17.1 million during 2025, compared to $18.1 million during 2024. Total capitalized software development costs decreased by $0.7 million, or 4%, compared to 2024, driven by reductions in product development labor and offshore cost through optimization initiatives. Purchases of property and equipment decreased by $0.3 million, or 20%, from the prior year period due to fewer purchases of computer equipment.
Results of Operations
The following table sets forth certain items included in our results of operations for each of the three years in the period ended December 31, 2025, expressed as a percentage of our total revenues for these periods:

	Year ended December 31,
	2025		2024		2023
(In thousands)	Amount	% Sales	Amount	% Sales	Amount	% Sales
INCOME DATA:
Revenues:
Financial Health	$221,657	63.9%	$217,366	63.5%	$193,334	57.4%
Patient Care	125,179	36.1%	124,839	36.5%	143,630	42.6%
Total revenues	346,836	100.0%	342,205	100.0%	336,964	100.0%
Expenses
Costs of revenue (exclusive of amortization and depreciation)
Financial Health	113,891	32.8%	116,738	34.1%	109,881	32.6%
Patient Care	49,083	14.2%	52,182	15.2%	65,682	19.5%
Total costs of revenue (exclusive of amortization and depreciation)	162,974	47.0%	168,920	49.4%	175,563	52.1%
Product development	32,557	9.4%	35,449	10.4%	38,827	11.5%
Sales and marketing	23,509	6.8%	25,907	7.6%	27,531	8.2%
General and administrative	80,687	23.3%	76,992	22.5%	76,153	22.6%
Amortization	25,185	7.3%	27,220	8.0%	24,377	7.2%
Depreciation	1,092	0.3%	1,346	0.4%	1,946	0.6%
Goodwill impairment	—	—%	—	—%	35,913	10.7%
Trademark impairment	—	—%	—	—%	2,342	0.7%
Total expenses	326,004	94.0%	335,834	98.1%	382,652	113.6%
Operating income (loss)	20,832	6.0%	6,371	1.9%	(45,688)	(13.6)%
Other income (expense):
Other income (expense)	(4,647)	(1.3)%	(670)	(0.2)%	745	0.2%
Interest expense	(12,316)	(3.6)%	(16,169)	(4.7)%	(12,521)	(3.7)%
Total other expense	(16,963)	(4.9)%	(16,839)	(4.9)%	(11,776)	(3.5)%
Income (loss) before taxes	3,869	1.1%	(10,468)	(3.1)%	(57,464)	(17.1)%
Provision (benefit) for income taxes	(485)	(0.1)%	10,477	3.1%	(9,331)	(2.8)%
Net income (loss)	$4,354	1.3%	$(20,945)	(6.1)%	$(48,133)	(14.3)%

2025 Compared to 2024
Revenues
Total revenues for the year ended December 31, 2025 increased by $4.6 million, or 1%, compared to the year ended December 31, 2024.
Total revenues were comprised of the following for the years ended December 31, 2025 and 2024:

	Year ended December 31,
(In thousands)	2025	2024
Recurring revenues
Financial Health	$217,783	$212,054
Patient Care	109,370	111,325
Total recurring revenues	327,153	323,379
Non-recurring revenues
Financial Health	3,874	5,312
Patient Care	15,809	13,514
Total non-recurring revenues	19,683	18,826
Total revenues	$346,836	$342,205

Financial Health revenues increased by $4.3 million, or 2%, compared to 2024. Recurring Financial Health revenues increased by $5.7 million compared to the prior year period, primarily due to an increase in revenue generated by bookings, partially offset by customer attrition. Non-recurring Financial Health revenues decreased by $1.4 million, primarily due to fewer short-term consulting projects compared to the prior year period.
Patient Care revenues increased by $0.3 million, or 0%, from the prior year period, primarily due to an increase in revenue from EHR installations, new SaaS contracts, and migrations to SaaS arrangements, partially offset by the impact of the sunset of our Centriq product and the sale of AHT. Centriq and AHT revenue accounted for $3.6 million in 2025, compared to $8.6 million in 2024. Patient Care revenue excluding Centriq and AHT was $121.6 million in 2025, up 5% from $116.3 million in 2024. Recurring Patient Care revenues decreased by $2.0 million, or 2%, compared to 2024. The decrease was driven by the decline in revenue due to the Centriq sunset and customer attrition in the Patient Engagement business, partially offset by revenue generated by bookings. Non-recurring Patient Care revenues increased by $2.3 million, or 17%, compared to 2024. This increase was due to an increase in installation revenue from new contracts.
Costs of Revenue (exclusive of amortization and depreciation)
Total costs of revenue (exclusive of amortization and depreciation) decreased by $5.9 million compared to 2024. As a percentage of total revenues, costs of revenue (exclusive of amortization and depreciation) decreased to 47% during 2025 compared to 49% during 2024.
Costs associated with our Financial Health revenues decreased by $2.8 million, or 2%, compared to 2024, driven by a reduction in domestic labor costs as a result of the transition to the global workforce and the effects of the 2024 cost optimization initiative.
Costs associated with our Patient Care revenues decreased by $3.1 million, or 6%, compared to 2024, primarily due to cost optimization efforts including reductions to labor costs, software costs, and travel expense.
Product Development
Product development expenses consist primarily of compensation and other employee-related costs (including stock-based compensation) and infrastructure costs incurred, but not capitalized, for new product development and product enhancements. Product development costs decreased by $2.9 million, or 8%, compared to 2024, primarily due to reductions in labor, offshore, and cloud expenses as a result of cost optimization initiatives.

Sales and Marketing
Sales and marketing costs decreased by $2.4 million, or 9%, compared to 2024, driven by lower commissions due to the product mix of bookings.
General and Administrative
General and administrative expenses increased by $3.7 million, or 5%, compared to 2024. The increase was mainly driven by increased payroll and stock-based compensation and professional service fees, partially offset by a decrease in severance and lower bad debt expense.
Amortization & Depreciation
Combined amortization and depreciation expense decreased by $2.3 million, or 8%, primarily due to $2.9 million of accelerated amortization of software development costs associated with the sunset of one of the Company’s products in the second quarter of 2024.
Total Other Expense
Total other expense of $17.0 million in 2025 increased from $16.8 million in 2024. The increase was driven by a $4.0 million increase to other expense driven by change in fair value of contingent consideration. This was partially offset by a decrease in loss on real estate sale in 2024, and a $3.9 million reduction in interest expense, primarily from lower debt.
Income (Loss) Before Taxes
As a result of the foregoing factors, income (loss) before taxes improved to income of $3.9 million in 2025, compared to a loss of $10.5 million in 2024.
(Benefit) Provision for Income Taxes
Our effective income tax rates for 2025 and 2024 were (13)% and (100%), respectively. Our effective tax rate for 2025 was primarily impacted by changes in the federal and state valuation allowances and research and development tax credits recorded on deferred tax assets as of December 31, 2025. This valuation allowance is recorded as, in the judgment of management, the deferred tax assets are not more likely than not to be realized.
Net Income (Loss)
Net Income (loss) for 2025 improved by $25.3 million to income of $4.4 million, or $0.29 per basic and diluted share, compared to a loss of $20.9 million, or a loss of $1.41 per basic and diluted share, for 2024.
Supplemental Segment Information
Our reportable segments have been determined in accordance with ASC 280 - Segment Reporting. We have two reportable operating segments: Financial Health and Patient Care. We evaluate each of our two operating segments based on segment revenues and segment adjusted EBITDA.
Adjusted EBITDA consists of GAAP net income (loss) as reported and adjusts for (i) depreciation expense; (ii) amortization of software development costs; (iii) amortization of acquisition-related intangible assets; (iv) stock-based compensation; (v) severance and other non-recurring charges; (vi) interest expense and other income, net; (vii) impairment of goodwill; (viii) impairment of trademark intangibles; (ix) change in fair value of contingent consideration; (x) loss (gain) on disposal of property and equipment; (xi) gain on sale of AHT; and (xii) the (benefit) provision for income taxes. The segment measurements provided to and evaluated by the chief operating decision maker ("CODM") are described in Note 18 to the consolidated financial statements. These results should be considered in addition to, and not as a substitute for, results reported in accordance with GAAP.

The following table presents a summary of the revenues and Adjusted EBITDA of our two operating segments for the years ended December 31, 2025 and 2024.

	Year Ended December 31,		Change
	2025	2024	$	%
(In thousands)
Revenues by segment:
Financial Health	$221,657	$217,366	$4,291	2%
Patient Care	125,179	124,839	340	—%

Adjusted EBITDA by segment:
Financial Health	$39,978	$36,845	$3,133	9%
Patient Care	28,691	19,054	9,637	51%
Segment Revenues
Refer to the corresponding discussion of revenues for each of our reportable segments previously provided under the Revenues heading of this Management's Discussion and Analysis. There are no intersegment revenues to be eliminated in computing segment revenue.
Segment Adjusted EBITDA - Year Ended December 31, 2025 Compared with Year Ended December 31, 2024
Financial Health Adjusted EBITDA increased by $3.1 million, or 9%, compared to 2024. This increase was due to year over year growth from new bookings and a reduction in domestic labor costs as a result of the transition to the global workforce, partially offset by increased product development and administrative costs.
Patient Care Adjusted EBITDA increased by $9.6 million, or 51%, compared to 2024. This increase was primarily a result of an increase in installation and SaaS revenues and cost optimization efforts across labor costs, software costs, travel expense and product development expense.
2024 Compared to 2023
For a discussion and analysis of changes in financial condition and results of operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 17, 2025.
Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2025, our principal sources of liquidity consisted of cash and cash equivalents of $24.9 million and our remaining borrowing capacity under the revolving credit facility of $82.5 million, compared to $12.3 million of cash and cash equivalents and $43.6 million of remaining borrowing capacity under the revolving credit facility as of December 31, 2024. In January 2016, we entered into a syndicated credit agreement which provided for a $125 million term loan facility and a $50 million revolving credit facility. On June 16, 2020, we entered into an Amended and Restated Credit Agreement that increased the aggregate principal amount of our credit facilities to $185 million, which included a $75 million term loan facility and a $110 million revolving credit facility. On May 2, 2022, we entered into a First Amendment to the Amended Restated Credit Agreement that further increased the aggregate principal amount of our credit facilities to $230 million, which included a $70 million term loan facility and a $160 million revolving credit facility. On November 25, 2025, we entered into a further Amended and Restated Credit Agreement (the “Amended Credit Agreement”; capitalized terms used but not defined herein shall have the meanings ascribed to them in the Amended Credit Agreement). The Amended Credit Agreement includes a five-year term that matures in November 2030 and increased the aggregate principal amount of our credit facilities to $250 million, including a $70 million term loan facility and a $180 million revolving credit facility. The Amended Credit Agreement provides incremental facility capacity of $75 million, subject to certain conditions.
As of December 31, 2025, we had $166.6 million in principal amount of indebtedness outstanding under the credit facilities. We believe that our cash and cash equivalents of $24.9 million as of December 31, 2025, our future operating cash flows, and our remaining borrowing capacity under the revolving credit facility of $82.5 million as of December 31, 2025, taken together, provide adequate resources to fund ongoing cash requirements for the next twelve months and beyond. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of filing of this Annual Report on Form 10-K. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.
Additionally, the Amended Credit Agreement requires compliance with a consolidated net leverage ratio test and a fixed charge coverage ratio test. The calculation of the fixed charge coverage ratio was amended on March 10, 2023, and the Company received waivers of the Company’s failure to comply with the fixed charge coverage ratio as an event of default as of September 30, 2023 and December 31, 2023 from Regions Bank, as administrative agent, and various other lenders. The Company’s management has implemented enhanced financial forecasting and covenant‑monitoring procedures, increased the frequency of lender communications, strengthened executive monitoring over liquidity planning, and adopted cost‑management initiatives intended to maintain adequate covenant cushions, but there is no guarantee that the Company will remain in compliance or obtain amendments to avoid future covenant violations. Any failure by us to comply with the ratios or another covenant may result in an event of default, which may require us to obtain additional sources of funds as described above.
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
Operating Cash Flow Activities
Net cash provided by operating activities increased by $5.8 million from $31.1 million for 2024 to $37.0 million for 2025, as the Company’s net income (loss) increased by $25.3 million. The increase in cash flows provided by operations was primarily driven by the increased collections from improved working capital management partially offset by the timing of income tax payments.
Investing Cash Flow Activities
Net cash used in investing activities was $14.7 million during 2025, compared to net cash provided by investing activities of $5.1 million during 2024. Net cash used in investing activities reflects investments in software development of $15.8 million and purchases of property and equipment of $1.3 million, partially offset by sale of business of $2.1 million and sale of property and equipment of $0.3 million. Net cash provided by investing activities for 2024 included proceeds from sale of business of $21.4 million and property and equipment of $2.5 million, partially offset by investments in software development of $16.5 million and purchases of property and equipment of $1.6 million.
Financing Cash Flow Activities
During 2025, our financing activities were a net use of cash in the amount of $9.7 million, as long-term debt principal payments of $189.0 million and $1.9 million used to repurchase shares of our common stock (to fund required tax withholding related to the vesting of restricted stock) were partially offset by $112.9 million in borrowings from our revolving line of credit and $68.4 million in net proceeds from long-term debt. During 2024, our financing activities were a net use of cash in the amount of $27.7 million, as long-term debt principal payments of $56.3 million and $0.4 million used to repurchase shares of our common stock (to fund required tax withholding related to the vesting of restricted stock) were partially offset by $29.5 million in borrowings from our revolving line of credit.

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
Each Right initially entitled the registered holder, subject to the terms of the Rights Agreement, to purchase from the Company one half of a share of common stock, at an exercise price of $28.00 for each one half of a share of common stock (equivalent to $56.00 for each whole share of common stock), subject to certain adjustments. The Rights would only become exercisable upon the occurrence of certain events as described in the Rights Agreement, which did not occur prior to the Rights expiring on February 12, 2025.
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
Credit Agreement
As of December 31, 2025, we had $69.1 million in principal amount outstanding under the term loan facility and $97.5 million in principal amount outstanding under the revolving credit facility. Each of our credit facilities bears interest at a rate per annum equal to an applicable margin plus, at our option, either (1) Term SOFR for the relevant interest period, subject to a floor of 0.0%, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month SOFR rate, subject to the aforementioned floor, plus one percent per annum, or (3) a combination of (1) and (2). The applicable margin for SOFR loans and the letter of credit fee ranges from 1.5% to 3.0%. The applicable margin for base rate loans ranges from 0.5% to 2.0%, in each case based on the Company's consolidated net leverage ratio.
Principal payments with respect to the term loan facility are due on the last day of each fiscal quarter beginning December 31, 2025, with quarterly principal payments of approximately $0.9 million through September 30, 2030, and the outstanding principal balance due on the term loan maturity date of November 25, 2030, or such earlier date as such obligations may become due and payable pursuant to the terms of the Amended Credit Agreement. Any principal outstanding under the revolving credit facility is due and payable on the revolving loan maturity date of November 25, 2030, or such earlier date as such obligations may become due and payable pursuant to the terms of the Amended Credit Agreement.
Our credit facilities under the Amended Credit Agreement are secured pursuant to the Amended and Restated Pledge and Security Agreement, dated as of November 25, 2025, among the parties identified as obligors therein and Regions, as collateral agent, on a first priority basis by a security interest in substantially all of the tangible and intangible assets (subject to certain exceptions) of the Company and certain subsidiaries of the Company, as guarantors (collectively, the “Subsidiary Guarantors”), including certain registered intellectual property and the capital stock of certain of the Company’s direct and indirect subsidiaries. Our obligations under the Amended Credit Agreement are also guaranteed by the Subsidiary Guarantors. Refer to Note 13 of the consolidated financial statements included herein for additional detail regarding our credit facilities.

Bookings
Bookings is a key operational metric used by management to assess the relative success of our sales generation efforts, and were as follows for the years ended December 31, 2025 and 2024, respectively:

(In thousands)	2025	2024
Financial Health(1)	$47,727	$48,860
Patient Care(2)	35,201	33,214
Total Bookings	$82,928	$82,074

(1) Generally calculated as the annual contract value
(2) Generally calculated as the total contract value for system sales and SaaS, and annual contract value for maintenance and support
Financial Health bookings during 2025 decreased by $1.1 million, or 2%, compared to 2024, driven by a reduction of net-new bookings of $8.0 million, partially offset by an increase in cross-sell bookings of $6.9 million, primarily from the Encoder solution. The reduction in net-new bookings included a decrease in Viewgol bookings of $0.4 million.
Patient Care bookings during 2025 increased by $2.0 million, or 6%, compared to 2024. This increase was primarily driven by acute care net-new bookings, which increased by $4.5 million, or 48%, offset by cross-sell bookings, which decreased by $2.5 million, or 10%, compared to 2024.
“Net-new bookings” represent bookings from outside the Company’s core client base, and “cross-sell bookings” represent bookings from existing customers. In each case, such bookings are generally comprised of recurring revenues to be recognized ratably over a twelve-month period and an average timeframe for bookings-to-revenue conversion of four to six months following contract execution.
Annual Contract Value
Effective January 2025, the Company began providing bookings on an Annual Contract Value (“ACV”) basis in addition to the reported bookings amounts, which has historically represented a mix of ACV and Total Contract Value (“TCV”) for Patient Care bookings. This new methodology of reporting total bookings at ACV represents the newly contracted revenue that is expected to be recognized over a twelve-month period. Over the course of 2025, the Company has provided total bookings under both methodologies for year-over-year comparability before fully transitioning to ACV in 2026.
The table below represents bookings using the ACV methodology for the year ended December 31, 2025:

(In thousands)	2025
Financial Health	47,727
Patient Care	23,162
Total bookings	$70,889
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
Goodwill
Goodwill and other long‑lived assets represent a significant portion of the Company’s total assets. Goodwill represents the excess of consideration paid over the estimated fair value of the identifiable net tangible and intangible assets acquired in business combinations. Goodwill is not amortized and is evaluated for impairment at least annually as of October 1, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable.
We evaluate goodwill for impairment at the reporting unit level in accordance with ASC Topic 350, Intangibles – Goodwill and Other (“ASC 350”). The Company has identified two reporting units, Patient Care and Financial Health. All assets and liabilities are assigned to their respective reporting units based on management’s judgment.
ASC 350 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of greater than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit exceeds its carrying amount, no further testing is required. If the qualitative assessment indicates otherwise, a quantitative goodwill impairment test is performed, in which the estimated fair value of the reporting unit is compared to its carrying amount, including goodwill. An impairment charge is recognized for the amount by which the carrying amount exceeds fair value.
For the annual goodwill impairment assessment performed during the year ended December 31, 2025, the Company elected to perform a qualitative assessment. In performing this assessment, management considered relevant events and circumstances, including, but not limited to, macroeconomic conditions, industry and market considerations, trends in market capitalization and share price, cost factors, overall financial performance of the reporting units, changes in forecasts, Company‑specific events, and changes in the carrying amount of net assets. Based on this assessment, management concluded that it was more likely than not that the fair value of each reporting unit exceeded its respective carrying amount.

In evaluating the results of the qualitative assessment, management also considered the outcomes of prior quantitative goodwill impairment analyses, including the extent to which estimated fair values exceeded carrying values and the sensitivity of those valuations to changes in key assumptions. The most recent quantitative assessment indicated that the reporting units had reasonable headroom. The Company’s most recent quantitative goodwill impairment test was performed as of October 1, 2024, and utilized both income and market approaches to estimate the fair value of each reporting unit. Under each valuation approach, the estimated fair value exceeded the respective carrying value, and no impairment was recorded.
The determination of whether goodwill is impaired involves significant judgment and estimates, including the identification of reporting units, the assignment of assets and liabilities, the estimation of future cash flows, discount rates, growth assumptions, and market‑based valuation inputs. Given the substantial excess of fair value over carrying amounts, we believe the likelihood of obtaining materially different results based on a change of assumptions to be low.
Software Development Costs
Software development costs are accounted for in accordance with ASC 350-40, Internal-Use Software and ASC 985-20, Costs of Software to be Sold, Leased, or Marketed. Under ASC 350-40, software development costs related to preliminary project activities and post-implementation and maintenance activities are expensed as incurred. We capitalize direct costs related to application development activities that are probable to result in additional functionality according to ASC 350-40. Capitalized costs are amortized on a straight-line basis over five years. We test for impairment whenever events or changes in circumstances that could impact recoverability occur. Under ASC 985-20, costs incurred before technological feasibility are expensed as research and development. Costs incurred after technological feasibility and before the product is available for general release to customers are capitalized according to ASC 985-20. Capitalized costs are amortized based on the current and expected future revenue for each software solution with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the solution, which is estimated to be five years. We periodically reassess the estimated economic life and the recoverability of our capitalized software costs. If we determine that capitalized amounts are not recoverable based on the expected net cash flows to be generated from sales of the applicable software solutions, the amount by which the unamortized capitalized costs exceed the net realizable value is written off as a charge to earnings.
Quantitative and Qualitative Disclosures about Market and Interest Rate Risk
Our exposure to market risk relates primarily to the potential fluctuations in the Secured Overnight Financing Rate ("SOFR") which replaced the British Bankers Association London Interbank Offered Rate ("LIBOR") as the benchmark interest rate for our credit facilities. We had $166.6 million of outstanding borrowings under our credit facilities with Regions Bank at December 31, 2025. The term loan facility and revolving credit facility bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) Term SOFR for the relevant interest period, subject to a floor of 0.0%, (2) an alternate base rate determined by reference to the greatest of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month SOFR rate, subject to the aforementioned floor, plus one percent per annum, or (3) a combination of (1) and (2). Accordingly, we are exposed to fluctuations in interest rates on borrowings under our credit facilities. A one hundred basis point change in interest rate on our borrowings outstanding as of December 31, 2025 would result in a change in interest expense of approximately $1.7 million annually.
We did not have investments as of December 31, 2025. We do not currently utilize derivative financial instruments to manage our interest rate risks.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
TruBridge, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited TruBridge, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2025, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2025, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated March 30, 2026 expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses related to the accounting for revenue recognition and related costs, capitalization of software development costs, and non-routine transactions have been identified and included in management’s assessment. The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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

/s/ KPMG LLP
Atlanta, Georgia
March 30, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
TruBridge, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of TruBridge, Inc. and subsidiaries (the Company) as of December 31, 2025, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2025, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 30, 2026 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition
As discussed in Note 2 to the consolidated financial statements, the Company recognizes revenue when control of the promised products or services is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company derives revenue from multiple sources, including software licenses, Software-as-a-Service (SaaS) subscriptions, professional services, and support and maintenance arrangements. Revenue from these arrangements is recognized either at a point in time or overtime depending on the nature of the promised products or services and the contractual terms. Certain arrangements include implementation or professional services, hosted SaaS solutions, and ongoing support services, each of which may have different service delivery patterns.
We identified the evaluation of the timing of revenue recognition for certain revenue streams as a critical audit matter. Challenging auditor judgment was required to evaluate the Company’s determination of the timing of revenue recognition for these revenue streams because of the manual nature of the Company’s revenue recognition processes.

The following are the primary procedures we performed to address this critical audit matter. For certain revenue contracts, we assessed the timing of revenue recognition by reading the underlying customer agreements and evaluating the Company’s assessment of the contractual terms and conditions in accordance with revenue recognition requirements. For certain revenue transactions, we compared the amounts recognized for consistency with the underlying documentation, including contracts or payment and transaction support.

/s/ KPMG LLP

We have served as the Company’s auditor since 2025.

Atlanta, Georgia
March 30, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
TruBridge, Inc.

Opinion on the financial statements
We have audited the consolidated balance sheet of TruBridge, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years ended December 31, 2024 and December 31,2023, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ GRANT THORNTON LLP

We served as the Company’s auditor from 2004 to 2024.

Atlanta, Georgia
March 17, 2025 (except for Note 2 and Note 5, as to which the date is March 30, 2026)

TRUBRIDGE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$24,850	$12,324
Accounts receivable, net of allowance for credit losses of $6,003 and $5,861	54,970	52,952
Current portion of financing receivables, net of allowance for credit losses of $606 and $417	2,437	4,663
Inventories	623	767
Prepaid income taxes	7,240	2,991
Prepaid expenses and other current assets	14,078	19,386
Assets held for sale	445	606
Total current assets	104,643	93,689
Property and equipment, net	2,476	2,294
Software development costs, net	42,262	39,451
Operating lease right-of-use assets	2,010	3,092
Financing receivables, less current portion, net of allowance for credit losses of $256 and $21	494	232
Other assets, less current portion	13,553	7,786
Intangible assets, net	64,517	76,707
Goodwill	172,573	172,573
Total assets	$402,528	$395,824
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,554	$15,040
Current portion of long-term debt	3,384	2,980
Current portion of deferred revenue	9,210	13,678
Accrued vacation	4,882	4,770
Income taxes payable	235	3,538
Other accrued liabilities	20,694	15,994
Total current liabilities	57,959	56,000
Long-term debt, less current portion	161,241	168,598
Operating lease liabilities, less current portion	1,346	2,293
Other long-term liabilities	1,438	—
Deferred tax liabilities	2,583	1,863
Total liabilities	224,567	228,754
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.001 par value per share; 30,000 shares authorized; 15,677 shares issued at December 31, 2025 and 15,522 shares issued at December 31, 2024	15	15
Additional paid-in capital	209,727	201,066
Accumulated deficit	(12,223)	(16,577)
Accumulated other comprehensive (loss) income	(133)	45
Treasury stock, 689 shares at December 31, 2025 and 619 shares at December 31, 2024	(19,425)	(17,479)
Total stockholders’ equity	177,961	167,070
Total liabilities and stockholders’ equity	$402,528	$395,824
The accompanying notes are an integral part of these consolidated financial statements.

TRUBRIDGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year ended December 31,
	2025	2024	2023
Revenues:
Financial Health	$221,657	$217,366	$193,334
Patient Care	125,179	124,839	143,630
Total revenues	346,836	342,205	336,964
Expenses:
Costs of revenue (exclusive of amortization and depreciation):
Financial Health	113,891	116,738	109,881
Patient Care	49,083	52,182	65,682
Total costs of revenue (exclusive of amortization and depreciation)	162,974	168,920	175,563
Product development	32,557	35,449	38,827
Sales and marketing	23,509	25,907	27,531
General and administrative	80,687	76,992	76,153
Amortization	25,185	27,220	24,377
Depreciation	1,092	1,346	1,946
Goodwill impairment	—	—	35,913
Trademark impairment	—	—	2,342
Total expenses	326,004	335,834	382,652
Operating income (loss)	20,832	6,371	(45,688)
Other (expense) income:
Interest expense	(12,316)	(16,169)	(12,521)
Other (expense) income	(4,647)	(670)	745
Total other expense	(16,963)	(16,839)	(11,776)
Income (loss) before taxes	3,869	(10,468)	(57,464)
(Benefit) provision for income taxes	(485)	10,477	(9,331)
Net income (loss)	$4,354	$(20,945)	$(48,133)
Net income (loss) per share - basic	$0.29	$(1.41)	$(3.32)
Net income (loss) per share - diluted	$0.29	$(1.41)	$(3.32)
Weighted average shares outstanding used in per common share computations:
Basic	14,488	14,300	14,187
Diluted	14,488	14,300	14,187
The accompanying notes are an integral part of these consolidated financial statements.

TRUBRIDGE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year ended December 31,
	2025	2024	2023
Net income (loss)	$4,354	$(20,945)	$(48,133)
Other comprehensive income (loss):
Foreign currency translation adjustment	(178)	45	—
Comprehensive income (loss)	$4,176	$(20,900)	$(48,133)
The accompanying notes are an integral part of these consolidated financial statements.

TRUBRIDGE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2022	14,913	$15	$192,275	$52,501	$—	$(14,500)	$230,291
Net loss	—	—	—	(48,133)	—	—	(48,133)
Issuance of restricted stock	210	—	—	—	—	—	—
Forfeiture of restricted stock	(2)	—	—	—	—	—	—
Stock-based compensation	—	—	3,271	—	—	—	3,271
Treasury stock purchases	—	—	—	—	—	(2,575)	(2,575)
Balance at December 31, 2023	15,121	$15	$195,546	$4,368	$—	$(17,075)	$182,854
Net loss	—	—	—	(20,945)	—	—	(20,945)
Foreign currency translation adjustments	—	—	—	—	45	—	45
Issuance of restricted stock	503	—	—	—	—	—	—
Forfeiture of restricted stock	(102)	—	—	—	—	—	—
Stock-based compensation	—	—	5,520	—	—	—	5,520
Treasury stock purchases	—	—	—	—	—	(404)	(404)
Balance at December 31, 2024	15,522	$15	$201,066	$(16,577)	$45	$(17,479)	$167,070
Net income	—	—	—	4,354	—	—	4,354
Foreign currency translation adjustments	—	—	—	—	(178)	—	(178)
Issuance of restricted stock	205	—	—	—	—	—	—
Forfeiture of restricted stock	(50)	—	—	—	—	—	—
Stock-based compensation	—	—	8,661	—	—	—	8,661
Treasury stock purchases	—	—	—	—	—	(1,946)	(1,946)
Balance at December 31, 2025	15,677	$15	$209,727	$(12,223)	$(133)	$(19,425)	$177,961
The accompanying notes are an integral part of these consolidated financial statements.

TRUBRIDGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2025	2024	2023
Operating Activities
Net income (loss)	$4,354	$(20,945)	$(48,133)
Adjustments to net income (loss):
Provision for expected credit losses	3,002	3,669	1,920
Deferred taxes	716	2,205	(11,210)
Stock based compensation	8,661	5,520	3,271
Depreciation	1,092	1,346	1,946
Gain on sale of business	(53)	(1,529)	—
Amortization of acquisition-related intangibles	12,190	12,505	16,426
Amortization of software development costs	12,995	14,715	7,951
Amortization of deferred finance costs	512	504	359
Change in fair value of contingent consideration	5,000	(1,044)	—
Goodwill impairment	—	—	35,913
Trademark impairment	—	—	2,342
Loss on extinguishment of debt	304	—	—
(Gain) loss on disposal of property and equipment	(120)	3,895	117
Non-cash operating lease costs	1,106	2,273	1,602
Changes in operating assets and liabilities (net of acquired assets and liabilities):
Accounts receivable	(4,758)	895	(7,839)
Financing receivables	1,701	(68)	2,659
Inventories	144	(292)	309
Prepaid expenses and other assets	(2,956)	2,475	(6,698)
Accounts payable	4,965	3,734	3,075
Deferred revenue	(3,490)	2,557	(2,601)
Operating lease liabilities	(1,143)	(1,842)	(2,063)
Other liabilities	(167)	(2,411)	1,894
Income taxes, net	(7,089)	2,979	(1,762)
Net cash provided by operating activities	36,966	31,141	(522)
Investing Activities
Sale of business, net of cash and cash equivalents sold	2,102	21,410	—
Purchases of property and equipment	(1,321)	(1,643)	(346)
Proceeds from sale of property and equipment	300	2,475	—
Purchase of business, net of cash received	—	(664)	(36,705)
Investment in software development	(15,806)	(16,463)	(21,478)
Net cash (used in) provided by investing activities	(14,725)	5,115	(58,529)
Financing Activities
Proceeds from long-term debt	70,000	—	—
Payments of long-term debt principal	(57,250)	(7,500)	(3,500)
Proceeds from revolving line of credit	112,868	29,497	67,023
Payments of revolving line of credit	(131,784)	(48,803)	(5,000)
Debt issuance cost	(1,603)	(529)	—
Treasury stock purchases	(1,946)	(404)	(2,575)
Net cash (used in) provided by financing activities	(9,715)	(27,739)	55,948
Increase (decrease) in cash and cash equivalents	12,526	8,517	(3,103)
Change in cash and cash equivalents included in assets sold	$—	$(41)	$—
Cash and cash equivalents at beginning of year	12,324	3,848	6,951
Cash and cash equivalents at end of year	$24,850	$12,324	$3,848
Continued on following page.

TRUBRIDGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(In thousands)

	Year ended December 31,
	2025	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$14,117	$16,222	$9,298
Cash paid for income taxes, net of refunds	$6,042	$5,261	$3,659
The accompanying notes are an integral part of these consolidated financial statements.

TRUBRIDGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
1.     NATURE OF OPERATIONS
Founded in 1979, TruBridge, Inc. (“TruBridge” or the “Company”) is a leading provider of healthcare solutions and services for community hospitals, their clinics and other healthcare systems. Previously named Computer Programs and Systems, Inc., the Company changed its name to TruBridge, Inc. on March 4, 2024 in a Company-wide rebranding and legal entity consolidation. Pursuant to this consolidation, the former wholly-owned subsidiaries Evident, LLC, TruBridge, LLC and TruCode LLC were merged into the parent company, while the former wholly-owned subsidiary Rycan Technologies, Inc. was merged into its parent and another wholly-owned subsidiary, Healthland Holding Inc. With these changes, the Company’s remaining legal structure includes TruBridge, Inc., the parent company, with Viewgol, LLC (“Viewgol”), TruBridge Healthcare Private Limited, iNetXperts, Corp. d/b/a Get Real Health, Healthcare Resource Group, Inc. (“HRG”), Healthland Holding Inc. (“HHI”), and Healthland, Inc., as its wholly-owned direct and indirect subsidiaries. Our combined companies are focused on helping improve the health of the communities we serve, connecting communities for a better patient care experience, and improving the financial operations of our customers.
The Company operates its business in two operating segments, which are also our reportable segments: Financial Health and Patient Care. These reporting segments contribute towards the combined focus of improving the health of the communities we serve as follows:
•The Financial Health reporting segment focuses on providing business management, consulting, and managed IT services, along with a complete RCM solution for all care settings, regardless of their primary healthcare information solutions providers. This reporting segment includes the operation of Viewgol, TruBridge Healthcare Private Limited, HRG, HHI and Healthland.
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

Revision of Previously Issued Financial Statements
During the preparation of the financial statements for the fiscal year ended December 31, 2025, the Company’s management identified immaterial misstatements affecting its previously issued consolidated financial statements as of and for the years ended December 31, 2024 and December 31, 2023, and the condensed consolidated financial statements for the quarters ended March 31, June 30, and September 30, 2025. These misstatements were related primarily to the timing of revenue recognition and associated contract costs, and the recognition of capitalized software development costs, as well as other unrelated immaterial misstatements. As a result, the Company made revisions to its previously issued consolidated financial statements for the years ended December 31, 2024 and December 31, 2023, filed within this Annual Report on Form 10-K, in order to recognize such revenues and costs in the appropriate fiscal year.
The Company assessed the materiality of these errors on the prior period consolidated financial statements in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99 (Topic 1M), “Materiality” and SAB No. 108 (Topic 1N), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.” In its assessment, the Company concluded based on quantitative and qualitative analysis that these errors were not material to the Company’s consolidated financial statements for the 2025, 2024, and 2023 fiscal years or any interim periods therein.

As described above, the Company made corrections, as disclosed in the table below, to the consolidated financial statements as of and for the year ended December 31, 2024.

	2024
(In thousands, except per share data)	As previously reported	Impact of revision	As adjusted
Consolidated Statement of Operations
Revenue:
Financial Health	$217,672	$(306)	$217,366
Patient Care	124,974	(135)	124,839
Total revenue	$342,646	$(441)	$342,205
Costs of revenue (exclusive of amortization and depreciation):
Financial Health	116,891	(153)	116,738
Patient Care	51,640	542	52,182
Total costs of revenue (exclusive of amortization and depreciation)	$168,531	$389	$168,920
Product development	34,456	993	35,449
Sales and marketing	27,059	(1,152)	25,907
Amortization	27,627	(407)	27,220
Operating income	6,635	(264)	6,371
Loss before taxes	(10,204)	(264)	(10,468)
Provision from income taxes	10,235	242	10,477
Net loss	(20,439)	(506)	(20,945)
Net loss per share - basic	$(1.38)	$(0.03)	$(1.41)
Net loss per share - diluted	$(1.38)	$(0.03)	$(1.41)

Consolidated Balance Sheet
Accounts receivable	$53,753	$(801)	$52,952
Prepaid income taxes	2,886	105	2,991
Prepaid expenses and other current assets	15,275	4,111	19,386
Software development costs, net	41,474	(2,023)	39,451
Deferred revenue	10,653	3,025	13,678
Deferred tax liabilities	1,871	(8)	1,863
Accumulated deficit	(14,952)	(1,625)	(16,577)

Consolidated Statement of Equity
Net loss	$(20,439)	$(506)	$(20,945)
Accumulated deficit	(14,952)	(1,625)	(16,577)

Consolidated Statement of Cash Flows
Net loss	$(20,439)	$(506)	$(20,945)
Deferred taxes	1,859	346	2,205
Amortization of software development costs	15,122	(407)	14,715
Accounts receivable	94	801	895
Prepaid expenses and other assets	3,576	(1,101)	2,475
Deferred revenue	2,580	(23)	2,557
Income taxes, net	3,083	(104)	2,979
Investment in software development	(17,457)	994	(16,463)

As described above, the Company made corrections, as disclosed in the table below, to the consolidated financial statements for the year ended December 31, 2023.

	2023
(In thousands, except per share data)	As previously reported	Impact of revision	As adjusted
Consolidated Statement of Operations
Revenue:
Financial Health	$192,325	$1,009	$193,334
Patient Care	143,630	—	143,630
Total revenue	$335,955	$1,009	$336,964
Costs of revenue (exclusive of amortization and depreciation):
Financial Health	110,192	(311)	109,881
Patient Care	65,676	6	65,682
Total costs of revenue (exclusive of amortization and depreciation)	$175,868	$(305)	$175,563
Product development	37,246	1,581	38,827
Sales and marketing	28,049	(518)	27,531
Amortization	24,522	(145)	24,377
Operating loss	(46,084)	396	(45,688)
Loss before taxes	(57,860)	396	(57,464)
Benefit from income taxes	(9,426)	95	(9,331)
Net loss	(48,434)	301	(48,133)
Net loss per share - basic	$(3.34)	$0.02	$(3.32)
Net loss per share - diluted	$(3.34)	$0.02	$(3.32)

Consolidated Statement of Equity
Net loss	$(48,434)	$301	$(48,133)
Accumulated earnings (deficit)	5,487	(1,119)	4,368

Consolidated Statement of Cash Flows
Net loss	$(48,434)	$301	$(48,133)
Deferred taxes	(11,305)	95	(11,210)
Amortization of software development costs	8,096	(145)	7,951
Accounts receivable	(7,839)	—	(7,839)
Prepaid expenses and other assets	(4,554)	(2,144)	(6,698)
Deferred revenue	(2,913)	312	(2,601)
Investment in software development	(23,059)	1,581	(21,478)
Accounts Receivable and Allowance for Credit Losses
Accounts receivable includes billed and unbilled receivables, net of allowance for credit losses. Billed accounts receivable are recorded at invoiced amounts and do not bear interest. Unbilled receivables relate to revenue earned in advance of invoicing per contractual terms with customers. The Company had $19.6 million and $15.4 million of unbilled accounts receivable, net of allowance for credit losses of $0.3 million and $0.1 million as of December 31, 2025 and December 31, 2024, respectively.
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
We determined there was no impairment to purchased intangible assets as of December 31, 2025 and 2024.
Revenue Recognition
The Company recognizes revenue at the amount to which it expects to be entitled when control of its products or services is transferred to its customers. Control is generally transferred when the Company has a present right to payment and the title and the significant risks and rewards of ownership of products or services are transferred to its customers. A performance obligation is a promise to transfer a distinct product or service to the customer and is the unit of accounting for its customer contracts. The transaction price, comprised of variable consideration or fixed fees, or a combination of both, is allocated to each performance obligation for revenue recognition as control is transferred. For the most part, contracts carry an initial term of one to seven years with auto renewal provisions on an annual basis thereafter. In some cases, contracts carry shorter terms, for example, when the customer may terminate for convenience after the initial term with a 30 to 90-day notice period. Customer invoices are generally due within 30 to 60 days from the date of invoice.
Nature of Products and Services and Related Contractual Provisions
•Financial Health
The Company’s Financial Health segment provides various RCM services sold on a modular or comprehensive end-to-end basis, RCM software and related services, and other information technology and related managed services. The Company’s RCM services include accounts receivable management, electronic billing, statement processing, medical coding, claims editing and submission, insurance denials and appeals management, payroll processing, collections, and related analytics and business intelligence reporting, among other services for certain components of the RCM process. RCM services fees may be variable based on a percentage of customer collections each month, variable based on specified rates per unit each month, or at a fixed monthly rate over the term. When not bundled with other Financial Health or Patient Care service offerings, there is a single stand ready performance obligation to provide the applicable RCM services over the contract term, and the related revenue is recognized over time since the customer is simultaneously receiving and consuming the benefits of the service. RCM services revenue related to fixed fees is recognized ratably over the contract term, since the Company is standing ready to provide the services each month and time is the best output measure of performance. Certain RCM services revenue derived from contracts with fees based on a variable rate per unit may be recognized each month as invoiced because they relate specifically to efforts to satisfy the RCM services each month and allocating the variable fees entirely to the monthly services is consistent with the allocation objective when considering all performance obligations and payment terms in the contract. When variable fees (e.g., collections-based fees) do not relate specifically to efforts to satisfy the RCM services, revenue related to the estimated fees is recognized ratably over the contract term, since the Company is standing ready to provide the services each month and time is the best output measure of performance.
The Financial Health segment’s RCM software contracts provide cloud-based access to Software as a Service (“SaaS”) applications, content and related support, transaction processing services, term licenses to software and related services, and implementation services. Contracts that provide RCM SaaS, content and related support, do not grant the customer a right to take possession of the software. Transaction processing services and implementation services are also included in RCM SaaS contracts. Fees for RCM SaaS contracts may be variable based on specified rates per unit each month or quarter, at a fixed price payable monthly, quarterly, or annually over the term, or a combination of both variable and fixed fees. RCM SaaS contract revenue is recognized over time since the customer is simultaneously receiving and consuming the benefits for each of the services in the contract. Revenue related to fixed fees for RCM SaaS, content and related support is recognized ratably over the contract term, since the Company is standing ready to provide the services each month and time is the best output measure of performance. Revenue related to variable RCM SaaS and transaction processing services is generally recognized each month as invoiced because it relates specifically to efforts to satisfy the RCM SaaS and transaction processing performance obligations each month and allocating the variable fees entirely to the monthly services is consistent with the allocation objective when considering all performance obligations and payment terms in the contract. When variable fees do not relate specifically to efforts to satisfy the RCM SaaS and transaction processing services, revenue related to the estimated fees is recognized ratably over the contract term, since the Company is standing ready to provide the services each month and time is the best output measure of performance.
RCM term software licenses are sold with stand ready obligations to maintain compliance with frequent regulatory updates on a when and if available basis, as well as content updates, support, and implementation services. Fees for term software license contracts are generally fixed and payable monthly, quarterly, or annually over the term. The customer has the right to use the RCM software on its own premises in its term license contracts, and the related license and stand ready regulatory update service are considered a single performance obligation that, along with the other stand ready content, support and implementation services, are recognized over time since the customer is simultaneously receiving and consuming the benefits of the software and services in the contract. Revenue for term licenses and regulatory update services, content updates, and support is recognized ratably over the contract term, since the Company is standing ready to provide the services each month and time is the best output measure of performance.
Implementation services related to RCM SaaS and term software licenses include software installation, configuration, training and related activities. Fees for RCM software implementation services are fixed and are invoiced at or near contract execution and/or completion of the services. These implementation services are recognized over time by applying an input measure of progress since the customer simultaneously receives and consumes the benefits of the service.
The Company provides information technology (“IT”) managed services, including provisioning IT environments for its customers and providing the related cloud/hosting services and other related managed services. Fees for IT managed services are generally fixed and due monthly over the contract term. Revenue related to fixed fees for IT managed services is recognized ratably over the contract term, since the Company is standing ready to provide the services each month and time is the best output measure of performance.
•Patient Care
The Company’s Patient Care segment provides software and related services to acute care hospitals and various healthcare organizations. The Patient Care segment’s software contracts provide cloud-based access to SaaS applications, content and related support, perpetual licenses to software and related services, and implementation services. Patient Care contracts that provide SaaS, content and related support do not grant the customer a right to take possession of the software. Implementation services in Patient Care SaaS contracts include software installation, integration, and customization services that are proprietary in nature and are integral to the related performance obligation. The Patient Care SaaS and implementation services are not distinct and are considered a single performance obligation for recognition of the related revenue. Fees for Patient Care SaaS contracts are generally fixed with payments due monthly over the term, and the related revenue is recognized over time since the customer is simultaneously receiving and consuming the benefits for each of the services in the contract. Revenue related to each of the Patient

Care SaaS performance obligations is recognized ratably over the contract term since the Company is standing ready to provide the services each month and time is the best output measure of performance.
Patient Care perpetual software licenses, pursuant to which customers take possession of the software, are sold with content updates, support, and implementation services. Implementation services in Patient Care software license contracts include software installation, integration, and customization services that are proprietary in nature and are integral to the related software license. The Patient Care software licenses and implementation services are not distinct and are considered a single performance obligation for recognition of the related revenue. Fees for perpetual software license contracts are generally fixed and payable upon completion of installation for the software license with monthly payments related to content and support services over the term. Revenue allocated to the combined perpetual licenses and implementation services performance obligation is recognized over time by applying an input measure of progress over the implementation period since the customer simultaneously receives and consumes the benefits of the service. Revenue allocated to the stand ready content and support performance obligations is recognized ratably over time since the customer is simultaneously receiving and consuming the benefits of those stand ready services in the contract and time is the best output measure of performance. Revenue allocated to certain “add on” perpetual licenses when the related implementation services are distinct is recognized at a point in time upon transfer to the customer when the software has been made available to the customer and the license term has begun.
For the sale of third-party products and services where the Company obtains control of the products and services before transferring them to the customer, the Company recognizes revenue based on the gross amount billed to customers. The Company considers multiple factors when determining whether it obtains control of the third-party products and services, including, but not limited to, evaluating if it can establish the price of the product, whether it retains inventory risk for tangible products, whether it integrates the product or service into its solutions, or whether it has the responsibility for ensuring acceptability of the product or service. For the most part, the Company takes control of the third-party products or services prior to transfer to the customer; however, when it does not, the Company recognizes the related revenue as an agent, net of the costs of those products and services.
The Company’s revenue is recorded net of estimated returns, customer refunds, credits or concessions based on the Company’s expectations and historical experience. The Company excludes from revenue all taxes assessed by a governmental agency that are both imposed on and concurrent with the specific revenue-producing transaction (for example, sales and use taxes). In essence, the Company is reporting these amounts collected on behalf of the applicable government agency on a net basis as though they are acting as an agent. The taxes collected and not yet remitted to the governmental agency are included in accrued expenses in the accompanying consolidated balance sheets.
Significant Judgments
The Company uses a five-step process in determining how revenue is recognized, which requires judgment and estimates. These judgments and estimates include identifying performance obligations in the contract, determining whether the performance obligations are distinct, determining the stand-alone selling prices (“SSPs”) in order to allocate the transaction price to each distinct performance obligation, determining the timing of revenue recognition for distinct performance obligations, and estimating the amount of variable consideration to include in the transaction price.
For contracts with multiple performance obligations, each of which represent promises within a contract that are distinct, the Company allocates revenue to all distinct performance obligations based on their relative SSPs. The Company’s products and services included in its contracts with multiple performance obligations are, for the most part, sold separately at observable prices to similarly situated customers within a sufficiently narrow range to determine the SSP for those products and services.
When observable prices are not available, SSPs are established that reflect the Company’s best estimates of what the selling prices of the performance obligations would be if they were sold regularly on a stand-alone basis to similarly situated customers. Observable prices are not available for the Company’s implementation services, and the Company’s process for estimating SSPs without observable prices considers multiple factors that may vary depending upon the unique facts and circumstances related to that performance obligation, including, when applicable, the estimated cost to provide the performance obligation, margins for similar services sold on a standalone basis by the Company, service-specific business objectives, and competitor or other relevant market pricing and margins.
When pricing is highly variable or uncertain, the Company applies the residual approach to determining SSP by subtracting the SSP of other services from the total transaction price to arrive at the SSP for the performance obligations with highly variable or uncertain pricing. The Company’s Patient Care perpetual and term licenses and the related non-distinct implementation services are never sold separately and are proprietary in nature, and the related selling price of these products and services is highly variable or uncertain. Therefore, the SSP of these products and services is estimated using the residual approach.
For all content update and support services, RCM SaaS and transaction processing services, and RCM software with stand ready regulatory update services, the Company’s performance obligations are only sold in conjunction with other performance obligations that are transferred to the customer over the same time period with the same time-based measure of progress and it is unnecessary to determine the SSP for each performance obligation. Rather, the SSP is determined for the bundle of performance obligations that share those characteristics.
The functionality of certain software licenses is dependent upon the related regulatory compliance and other updates included with these software solutions. Judgment is required to determine whether the software license is considered distinct and accounted for separately, or not distinct and accounted for together with the related updates and recognized over time.
Contract Balances
The timing of invoicing to customers often differs from the timing of revenue recognition and these timing differences can result in receivables, contract assets, or contract liabilities (deferred revenue) on the Company’s consolidated balance sheets. For contracts that are invoiced in arrears, the Company has an unconditional right to consideration for all products and services transferred to the customer. That unconditional right to consideration is reflected in accounts receivable in the accompanying consolidated balance sheets.
Contract liabilities are reflected in deferred revenue in the accompanying consolidated balance sheets and reflect amounts allocated to performance obligations that have not yet been satisfied related to RCM software with stand ready regulatory updates, Patient Care and RCM SaaS, content updates, and support services. During the year ended December 31, 2025, we recognized revenue of $8.0 million that was included in deferred revenue at December 31, 2024. During the year ended December 31, 2024, we recognized revenue of $5.5 million that was included in deferred revenue at December 31, 2023. Because the Company’s deferred revenue generally arises from advance payments on a monthly, quarterly, or annual basis, there is no material portion of deferred revenue at each balance sheet date that will not be recognized in revenue within the subsequent year.
Contract assets arise when the Company recognizes revenue for amounts which cannot yet be billed under the terms of the contract with the customer, primarily related to the Company’s RCM services. Because the Company generally is able to invoice contractual fees within a few months of the time that contract assets have been recognized, there is no material portion of contract assets at each balance sheet date that will not be recognized as a receivable or realized in cash within the subsequent year. There are no material contract assets in the consolidated balance sheets at December 31, 2025 and 2024.
The Company has elected the practical expedient to exclude any financing component from consideration for contracts where, at contract inception, the period between the transfer of products or services and the timing of the related payment is not expected to exceed one year. Because the Company’s contracts generally include monthly, quarterly, or annual fees, or in the case of perpetual or term licenses that are transferred at a point in time, the fees are due in close proximity to the license transfer, the Company has determined that there are no contracts that include a significant financing component.
Variable Consideration
The Company includes variable consideration in its transaction price when there is a basis to reasonably estimate the amount of the fee and it is probable there will not be a significant reversal. These estimates are generally made using the expected value method based on historical experience and are measured at each reporting date. The Company’s otherwise fixed consideration in its customer contracts may vary when performance bonuses and penalties related to service level agreements, refunds or credits are provided, or in connection with certain concessions. Although the Company does not have a recent history of incurring material adjustments to the transaction price for these forms of variable consideration, it has estimated the amount of variable consideration related to these items considering the probability of a significant subsequent reversal of revenue and adjusted the transaction price accordingly.
Some of the Company’s variable fees in its contracts meet the criteria to be recognized each month as invoiced because the variable consideration relates specifically to the Company’s efforts to satisfy the related performance obligation each month and allocating the variable fees entirely to the monthly services is consistent with the allocation objective when considering all performance obligations and payment terms in the contract. However, the majority of the Company’s RCM services do not meet these criteria for direct allocation, and the Company has estimated these variable collections-based fees for recognition as the performance obligation is satisfied, constraining this estimate based on the probability of a significant subsequent reversal of revenue. In estimating and constraining these variable fees, the Company observed that the amount of collections generating the fees 1) was highly susceptible to factors outside the Company’s and customer’s influence, including the actions of third parties and the customer’s local economy and other related business and demographic trends, 2) was not expected to be resolved for a long period of time due to contracts that spanned multiple years in many cases, and 3) contained historical information of limited predictive value.
There was no material revenue recognized for the years ended December 31, 2025 and 2024 related to changes in estimated variable consideration that existed at December 31, 2024 and 2023. The Company generally does not allow product returns other than under assurance-type warranties, and the Company does not have a substantial history of product returns.
Remaining Performance Obligations
The Company identifies performance obligations at contract inception so that it can monitor and account for the obligations over the life of the contract. Remaining performance obligations represent the portion of the transaction price in a contract allocated to products and services not yet transferred to the customer. As of December 31, 2025, approximately $173.4 million of revenue is estimated to be recognized in the future from contractual transaction prices allocated to remaining performance obligations.
At December 31, 2025, the Company expects to recognize revenue on approximately 39% of the remaining performance obligations within the next year, 83% during the period one to three years from the balance sheet date, with the remainder recognized thereafter.
The Company has elected not to disclose the value of remaining performance obligations for contracts with variable consideration when the contract qualifies to recognize revenue in an amount for which the Company has the right to invoice or when the variable consideration has been allocated entirely to a wholly unsatisfied performance obligation, including to an unsatisfied performance obligation that includes a distinct product or service that forms part of a series of distinct products or services. In addition, the Company has elected not to disclose the value of remaining performance obligations for contracts with performance obligations that are expected, at contract inception, to be satisfied over a period that does not exceed one year. These exclusions to the remaining performance obligations are not excluded in the backlog.
Disaggregated Revenue
The Company reports certain disaggregated revenue information in order to depict the timing and manner in which its products and services are transferred to customers and based upon the nature of its products and services, including consideration of how the uncertainty of revenue and cash flow is affected by economic factors. The Company principally operates in a single industry within North America and disaggregates its revenue for each reportable segment based upon the timing and manner in which its products and services are transferred and secondarily based upon the nature of those products and services. The Company’s recurring revenue streams include its RCM services, which are primarily labor-based services under long-term contracts. Its recurring revenue also includes SaaS and related services, including non-distinct term software licenses and support, generally provided under long-term contracts and the related renewals thereof. The Company’s non-recurring revenue streams include revenue from perpetual software licenses and the related non-distinct implementation services, implementation services across all of its software solutions, and other professional services. This non-recurring revenue is generally recognized within a year of the execution of the related customer contract.

A summary of the Company’s revenue disaggregated based on these considerations is as follows for the years ended December 31, 2025, 2024, and 2023:

(In thousands)	2025	2024	2023
Recurring revenue
Financial Health
RCM services	$169,981	$164,877	$140,910
Medical coding technology and services	34,251	32,977	32,160
Hosting and other services	13,551	14,200	14,295
Patient Care
Support and related services	70,761	75,960	100,201
SaaS	38,609	35,365	29,695
Total	$327,153	$323,379	$317,261

Non-recurring revenue
Financial Health
Consulting and other services	$3,874	$5,312	$5,969
Patient care
Software system licenses and related services	13,232	13,166	12,870
Professional services and other	2,577	348	864
Total	$19,683	$18,826	$19,703
Total Revenue	$346,836	$342,205	$336,964
Customer Contract Costs
The Company capitalizes incremental costs to obtain a contract with a customer if it expects to recover those costs. The incremental costs to obtain a contract are those that the Company incurs to obtain a contract with a customer that it would not have otherwise incurred if the contract were not obtained (e.g., a sales commission). The Company capitalizes the costs incurred to fulfill a contract only if those costs meet all of the following criteria:
•The costs relate directly to a contract or anticipated contract that can be specifically identified.
•The costs generate or enhance resources of the Company that will be used in satisfying (or in continuing to satisfy) performance obligations in the future.
•The costs are expected to be recovered.
Sales commissions incurred by the Company across all of its major revenue streams were generally determined to be incremental costs to obtain the related contracts, which are deferred and amortized ratably over the estimated economic benefit period. For these sales commissions that are incremental costs to obtain the related contracts where the period of amortization would have been recognized over a period that is one year or less, the Company elected the practical expedient to expense those costs as incurred. Commission costs that are deferred are classified as current or non-current assets based on the timing of when the Company expects to recognize the expense and are included in prepaid expenses and other current assets and other assets, net of current portion, respectively, in the accompanying consolidated balance sheets. The carrying amounts of deferred commissions at December 31, 2025 and 2024 were approximately $11.7 million and $10.6 million, respectively.
Qualifying fulfillment costs related to certain upfront costs incurred in RCM services and Patient Care SaaS contracts are capitalized. These capitalized fulfillment costs are deferred and amortized ratably over an estimated economic benefit period of five years. Fulfillment costs that meet the criteria for capitalization are classified as current or non-current assets based on the timing of when the Company expects to recognize the expense and are included in prepaid expenses and other current assets and other assets, net of current portion, respectively, in the accompanying consolidated balance sheets. The carrying amounts of deferred fulfillment costs at December 31, 2025 and 2024 were approximately $1.1 million and $1.3 million, respectively.

Amortization of contract costs for the years ended December 31, 2025, 2024, and 2023 was $6.3 million, $6.7 million, and $5.6 million, respectively. No impairment losses related to contract costs were recognized for the years ended December 31, 2025, 2024, and 2023.
Stock-Based Compensation
The Company accounts for stock-based compensation according to the provisions of ASC 718, Compensation – Stock Compensation, which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee’s or non-employee director’s requisite service period. The Company accounts for forfeitures as they occur by reversing the related expense.
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
Income Taxes
We account for income taxes in accordance with ASC 740, Accounting for Income Taxes. Under this topic, deferred income taxes are determined utilizing the asset and liability approach. This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of assets and liabilities. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We recognize interest and penalties accrued related to unrecognized tax benefits in the consolidated statements of operations as a component of the (benefit) provision for income taxes.
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
New Accounting Standards Adopted in 2025
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires public entities to provide disclosure of disaggregated information in the entity’s tax rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. The Company has adopted ASU 2023-09 prospectively for the year ended December 31, 2025. The Company has updated the presentation in Note 8 - Income Taxes to adhere to the requirements.
New Accounting Standards Yet to be Adopted
In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires additional disclosure of certain costs and expenses within the notes to the financial statements. The new standard is effective for annual periods beginning after December 15, 2026 and interim periods beginning in the first quarter of fiscal year 2028. Early adoption is permitted. The new standard is to be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.
In September 2025, the FASB issued ASU 2025-06, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”), which is intended to increase the operability of the recognition guidance considering different methods of software development. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-06.
In December 2025, the FASB issued ASU No. 2025‑11, “Interim Reporting (Topic 270): Narrow‑Scope Improvements” (“ASU 2025‑11”), which improves the navigability of the required interim disclosures and clarifies when that guidance is applicable. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The amendments can be applied either (1) prospectively or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting ASU 2025-11.
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
As part of the divestiture, as of January 16, 2024 we entered into a transition services agreement (“TSA”) with Buyer to assist them in the transition of certain functions, including, but not limited to, information technology, finance and accounting, for an initial period of 18 months, with certain services being completed prior to the 18-month period. In addition to the agreed upon services, the TSA allows for additional services to be offered by the Company pursuant to a mutually agreed upon amendment to the TSA. In July 2025, the parties entered into an agreement in order to extend the TSA for an additional 120 days, which expired in November 2025. No other amendments had been executed as of December 31, 2025. The Company has $0.6 million in receivables from Buyer for the TSA services reflected under the caption “Accounts receivable” in the consolidated balance sheet as of December 31, 2025.
For the years ended December 31, 2025 and 2024, the Company had recorded a $0.1 million and $1.5 million gain on sale, respectively, which is reflected under the caption “Other income (expense)” in the consolidated statement of operations.
During the first quarter of 2025, the Company received the general indemnity escrow of $2.5 million, partially offset by a payment of $0.3 million for an adjustment to the working capital.
The following table presents the pretax loss for AHT that is included in our consolidated statement of operations for the years ended December 31, 2025 and 2024:

	December 31,
(In thousands)	2025	2024

Pretax loss	$—	$(246)

Acquisition of Viewgol, LLC
On October 16, 2023, we acquired all of the assets and liabilities of Viewgol, LLC, a Delaware limited liability company (“Viewgol”), pursuant to a Securities Purchase Agreement dated October 16, 2023. Based in Frisco, Texas, Viewgol is a provider of ambulatory RCM analytics and complementary outsourcing services with an extensive offshore presence we use to accommodate the growing demand for RCM services by our acute care customers.
Consideration for the acquisition included cash (net of cash of the acquired entity) of $37.4 million (inclusive of seller's transaction expenses). Also included in the acquisition consideration were contingent earnout payments of (i) up to $21.5 million based on the Viewgol business achieving earnings before interest, taxes, depreciation, and amortization and other adjustments specified in the Securities Purchase Agreement of $6.0 million or more during fiscal year 2024 (the “EBITDA Earnout Amount”), and (ii) up to $10.0 million based on the number of productive agents the Viewgol business hires in India in fiscal year 2024 (the “Offshore Earnout Amount”). At the completion of the contingent earnout period in 2024, no earnout payments were made to the former Viewgol shareholders.
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

As of December 31, 2025, the Company has recorded, within other accrued liabilities, a contingent consideration liability of $5.0 million, representing management’s estimate of the fair value of the earn-out obligation. The Company will continue to evaluate this matter and adjust the estimated fair value of the contingent consideration liability as necessary based on developments in the dispute and any new information that becomes available. Refer to Note 16 of the consolidated financial statements included herein for additional detail regarding the contingent consideration.

Our consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023 include revenues of $19.6 million, $20.0 million and $3.8 million, respectively, and net income of $10.7 million, $8.1 million, and $0.3 million, respectively, attributed to the acquired business since the October 16, 2023 acquisition date.

4.     PROPERTY AND EQUIPMENT
Property and equipment were comprised of the following at December 31, 2025 and 2024:

(In thousands)	2025	2024
Buildings and improvements	$52	$52
Computer equipment	11,855	10,963
Leasehold improvements	246	246
Office furniture and fixtures	530	540
Construction in progress	381	—
Automobiles	18	18
	13,082	11,819
Less: accumulated depreciation	(10,606)	(9,525)
Property and equipment, net	$2,476	$2,294
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
During the fourth quarter of 2024, the Company committed to a plan to sell land and certain building and improvements located in Mobile, Alabama and determined the assets met the criteria for classification as held for sale as of December 31, 2024. As of December 31, 2025 and December 31, 2024, the Company recorded the assets held for sale at their fair value of $0.4 million and $0.6 million, respectively, which equals the estimated fair value less costs to sell the property of $0.1 million, which is included in “Assets held for sale” in the accompanying consolidated balance sheets. The write-down of the assets to fair value resulted in the Company recognizing a loss on assets held for sale of $0.5 million during the year ended December 31, 2024, which is included in “Other income (expense)” in the accompanying consolidated statements of operations. In April 2025, the Company sold the building and a portion of the land for $0.3 million. Prior to the sale, the carrying value of the assets sold included in “Assets held for sale” was $0.2 million. The remaining unsold land has an estimated fair value of approximately $0.4 million.
5.     SOFTWARE DEVELOPMENT
Software development costs are accounted for in accordance with ASC 350-40, Internal-Use Software and ASC 985-20, Costs of Software to be Sold, Leased, or Marketed.
For software intended for internal use, software development costs are capitalized in accordance with ASC 350-40, Internal Use Software. Software development costs related to preliminary project activities and post-implementation and maintenance activities are expensed as incurred. Direct costs related to the application and development activities that are probable to result in additional functionality are capitalized.
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

Software development costs, net was comprised of the following at December 31, 2025 and 2024:

(In thousands)	2025	2024
Software development costs	$77,671	$66,230
Less: accumulated amortization	(35,409)	(26,779)
Software development costs, net	$42,262	$39,451
6.    OTHER ACCRUED LIABILITIES
Other accrued liabilities were comprised of the following at December 31, 2025 and 2024:

(In thousands)	2025	2024
Salaries and benefits	$9,753	$9,050
Severance	2,444	1,702
Commissions	594	1,191
Accrued interest	—	2,314
Contingent consideration	5,000	—
Other	2,131	793
Operating lease liabilities, current portion	772	944
Other accrued liabilities	$20,694	$15,994
The Company has implemented certain cost savings initiatives and, as a result, incurred approximately $4.3 million and $7.1 million of severance costs during the years ended December 31, 2025 and 2024, respectively. These costs were included in general and administrative expenses in the consolidated statements of operations. During the years ended December 31, 2025 and 2024, the Company paid severance of $3.6 million and $11.4 million, respectively.
7.     NET INCOME (LOSS) PER SHARE
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
The Company's unvested restricted stock awards (see Note 9 - Stock-Based Compensation and Equity) are considered participating securities under ASC 260, Earnings Per Share, because they entitle holders to non-forfeitable rights to dividends until the awards vest or are forfeited. When a company has a security that qualifies as a "participating security," ASC 260 requires the use of the two-class method when computing basic EPS. The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In determining the amount of net income (loss) to allocate to common stockholders, income (loss) is allocated to both common stock and participating securities based on their respective weighted average shares outstanding for the period, with net income (loss) attributable to common stockholders ultimately equaling net income (loss) less net income attributable to participating securities. Diluted EPS for the Company's common stock is computed using the more dilutive of the two-class method or the treasury stock method.

The following is a calculation of the basic and diluted EPS for the Company's common stock, including a reconciliation between net income (loss) and net income (loss) attributable to common stockholders for the years ended December 31, 2025, 2024, and 2023:

(In thousands, except for per share data)	2025	2024	2023
Basic EPS
Numerator
Net income (loss)	$4,354	$(20,945)	$(48,133)
Less: Net (income) loss attributable to participating securities	(145)	785	1,083
Net income (loss) attributable to common stockholders	$4,209	$(20,160)	$(47,050)
Denominator
Weighted average shares outstanding used in basic per common share computations	14,488	14,300	14,187
Basic EPS	$0.29	$(1.41)	$(3.32)

Diluted EPS
Numerator
Net income (loss) attributable to common stockholders for diluted EPS	$4,209	$(20,160)	$(47,050)
Denominator
Weighted average shares outstanding used in basic per common share computations	14,488	14,300	14,187
Weighted average effect of dilutive securities:
Performance share awards	—	—	—
Weighted average shares outstanding used in diluted per common share computations	14,488	14,300	14,187
Diluted EPS	$0.29	$(1.41)	$(3.32)

8.     INCOME TAXES
Income (loss) before taxes by jurisdiction consisted of the following at December 31, 2025, 2024, and 2023:

(In thousands)	2025	2024	2023
Federal	$2,021	$(11,310)	$(57,464)
Foreign	1,848	842	—
Total	$3,869	$(10,468)	$(57,464)
The components of the income tax (benefit) provision for the years ended December 31, 2025, 2024, and 2023 were as follows:

(In thousands)	2025	2024	2023
Current provision:
Federal	$(2,418)	$4,925	$1,661
State	412	3,086	218
Foreign	805	261	—
Deferred provision:
Federal	523	(1,780)	(8,801)
State	285	3,985	(2,409)
Foreign	(92)	—	—
Total income tax (benefit) provision	$(485)	$10,477	$(9,331)

The difference between the effective tax rate reflected in the (benefit) provision for income taxes and the U.S. federal statutory rate was as follows for the year ended December 31, 2025 pursuant to the prospective application of ASU 2023-09:

	2025
(In thousands)	Amount	Percent
Income taxes at U.S. federal statutory rate	$812	21.0%
State and local income tax, net of federal income tax effect (1)	551	14.3%
Foreign tax effects:
India:
Statutory tax rate differential	74	1.9%
Tax receivable true up	332	8.6%
Other	(81)	(2.1)%
Nondeductible or nontaxable items:
Stock-based compensation (2)	(719)	(18.6)%
Limitations on executive compensation	607	15.7%
Other	59	1.5%
Tax credits:
R&D tax credit	(667)	(17.2)%
Change in valuation allowance	(4,681)	(121.0)%
Changes in unrecognized tax benefits	106	2.7%
Other reconciling items
Capital loss write off	2,854	73.8%
Fixed asset basis adjustment	172	4.4%
Other	96	2.5%
Total income tax (benefit) provision	$(485)	(12.5)%
(1) During the year ended December 31, 2025, state taxes in Texas and Missouri made up the majority (greater than 50%) of the tax effect in this category (state and local income tax).
(2) Stock-based compensation is classified as a part of the “Nondeductible or nontaxable items” section and represents both windfalls and shortfalls on the Company’s restricted stock awards.
The difference between income taxes at the U.S. federal statutory income tax rate of 21% for the years ended December 31, 2024, and 2023, and the total income tax provision (benefit) reported in the consolidated statements of operations for such years is as follows (prior to the adoption of ASU 2023-09):

(In thousands)	2024	2023
Income taxes at U.S. federal statutory rate	$(2,200)	$(12,068)
State income tax, net of federal tax effect	6,411	(2,249)
Foreign rate differential on pretax book income	75	—
Provision-to-return adjustments	(152)	(999)
Tax credits	(1,084)	(2,481)
Capital loss on sale of AHT stock	(3,175)	—
Goodwill impairment	—	7,542
Stock-based compensation	772	65
Change in valuation allowance	9,514	—
Non-deductible compensation - section 162(m)	97	15
Other	219	844
Total income tax provision (benefit)	$10,477	$(9,331)

Deferred tax assets and liabilities were comprised of the following as of December 31, 2025 and 2024:

(In thousands)	2025	2024
Deferred tax assets:
Accounts receivable and financing receivables	$1,818	$1,781
Stock-based compensation	1,545	1,003
Deferred revenue	183	988
Research expenditures	19,585	26,449
Accrued liabilities	1,327	236
Lease liabilities	517	561
Capital loss on sale of AHT stock	—	3,323
Credits	1,043	891
Other	3,946	2,938
Net operating loss	4,333	1,835
Deferred tax assets	34,297	40,005
Less: Valuation allowance	9,357	13,585
Total deferred tax assets	$24,940	$26,420
Deferred tax liabilities:
Intangible assets	$12,437	$15,118
Capitalized software	10,208	9,993
Fixed assets	150	237
Right of use asset	491	$796
Other	4,237	$2,139
Total deferred tax liabilities	$27,523	$28,283
Total net deferred tax liability	$(2,583)	$(1,863)
On July 4, 2025, H.R. 1, or the “One Big Beautiful Bill Act” (“OBBBA”), was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. For the Company, the most significant impact relates to the immediate expensing of domestic research and development expenditures. The OBBBA reduced the Company’s 2025 expected current tax liability as a result of the ability to deduct domestic research and development expenses.
The Company has federal net operating loss carryforwards of $8.9 million and state net operating loss carryforwards of $49.6 million. $8.1 million of the federal net operating losses will be carried forward indefinitely and $0.8 million of the federal net operating losses will expire in 2036. $10.7 million of the state net operating losses will be carried forward indefinitely and $38.9 million of the state net operating losses will expire on various dates beginning in 2026 through 2055.
Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. The valuation allowance for deferred tax assets as of December 31, 2025 and 2024 was $9.4 million and $13.6 million, respectively. The net change in the total valuation allowance during the year ended December 31, 2025 was a decrease of $4.2 million. The valuation allowance as of December 31, 2025 is recorded as, in the judgment of management, the deferred tax assets are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income and capital gains during the periods in which those temporary differences are deductible.
The Company asserts that any foreign earnings will be indefinitely reinvested. The Company has not recorded a liability for taxes associated with these undistributed earnings. If the Company determines that all or a portion of such foreign earnings are no longer indefinitely reinvested, the Company may be subject to additional foreign withholding taxes and U.S. state income taxes. The Company has not determined the potential deferred tax liability on its indefinitely reinvested foreign earnings, as such a determination is not practicable.
Income tax payments, net of refunds, of $6.0 million, $5.3 million, and $3.7 million were made in December 31, 2025, 2024, and 2023, respectively.

Income tax payments, net of refunds, by jurisdiction for the year ended December 31, 2025 were as follows (pursuant to the prospective application of ASU 2023-09):

(In thousands)	2025
U.S. federal	$5,600
State:
Alabama	(772)
Texas	305
Other	233
State subtotal	(233)
Foreign:
India	676
Total cash paid for income taxes (net of refunds)	$6,042

The Company continues to assess whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the consolidated financial statements.
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows for the year ended December 31, 2025:

(In thousands)	2025
Unrecognized tax benefits at beginning of year	$355
Increases related to tax positions taken in current year	55
Increases related to tax positions taken in prior years	12
Decreases related to tax positions taken in prior years (including releases)	—
Decreases related to settlements	—
Unrecognized tax benefits at end of year	$422
The federal returns for tax years 2022 through 2024 remain open to examination. Tax years 2021 through 2024 remain open to examination by certain other taxing jurisdictions to which the Company is subject. Additional years may be open to the extent attributes are being carried forward to an open year.
9.    STOCK-BASED COMPENSATION AND EQUITY
The Company's stock-based compensation awards are in the form of restricted stock and performance share awards granted pursuant to the Company's Second Amended and Restated 2019 Incentive Plan (the "Plan"). Stock-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee’s or non-employee director’s requisite service period. As of December 31, 2025, there was a total of 2,012,219 shares of common stock reserved under the Plan for issuance under future equity awards, assuming maximum payout of performance share awards outstanding as of December 31, 2025.

During each of the years ended December 31, 2025, 2024, and 2023, the Company recorded $0.3 million, $0.3 million, and $0.7 million, respectively, in net incremental stock-based compensation expense as a result of modifications of equity awards. The modifications extended the vesting period of equity awards which otherwise would have been forfeited by twelve to eighteen months requiring no additional service performance from these individuals, other than compliance with certain restrictive covenants.
As of December 31, 2025, the performance metrics applicable to both the 2025 and 2024 performance share awards were deemed probable of achievement resulting in expense recognition of 200% of the grant date fair value. The Company recorded incremental compensation expense of $1.6 million for the year ended December 31, 2025 related to both the 2025 and 2024 performance share awards.
The following table details total stock-based compensation expense for the years ended December 31, 2025, 2024 and 2023, included in the consolidated statements of operations:

(In thousands)	2025	2024	2023
Costs of sales	$1,554	$721	$745
Operating expenses	7,107	4,799	2,526
Pre-tax stock-based compensation expense	8,661	5,520	3,271
Less: income tax effect	—	(1,159)	(687)
Net (after tax) stock-based compensation expense	$8,661	$4,361	$2,584
As of December 31, 2025, there was $9.6 million of unrecognized compensation cost related to unvested or unearned, as applicable, equity awards granted under the Plan, which is expected to be recognized over a weighted-average period of 1.8 years.
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

A summary of restricted stock activity under the Plan during the years ended December 31, 2025, 2024 and 2023 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested stock outstanding at January 1, 2023	281,161	$32.24
Granted	210,351	26.44
Vested	(145,529)	31.35
Forfeited	(2,668)	29.23
Unvested stock outstanding at December 31, 2023	343,315	$29.08
Granted	502,866	10.07
Vested	(175,040)	29.18
Forfeited	(101,804)	21.21
Unvested stock outstanding at December 31, 2024	569,337	$14.34
Granted	205,278	27.22
Vested	(268,538)	20.05
Forfeited	(50,468)	21.30
Unvested stock outstanding at December 31, 2025	455,609	$22.56
Performance Share Awards
The Company grants performance share awards to executive officers and certain key employees under the Plan. The vesting of the awards is contingent upon the Company’s achievement of performance goals predetermined by the Compensation Committee of the Board of Directors at the time the award is issued, which is considered a performance condition. Compensation expense for the performance share awards is recognized based on management’s current expectation of achievement of the cumulative adjusted operating cash flows performance condition, using the grant-date fair value that incorporates the total shareholder return ("TSR") market condition. The Company reassesses the expected payout each reporting period and records any cumulative catch-up (true-up or true-down) adjustments in the period of change; previously recognized compensation cost is reversed if the requisite service is not completed or if the cumulative adjusted operating cash flows payout is ultimately determined to be zero. At the end of a three-year performance period, the number of shares of common stock earned and issuable under each award will be determined based on the achievement of the performance conditions outlined in the award. The awards will be cancelled if none of the performance conditions are met at the end of the performance period.
The number of shares of common stock issued under the awards will be dependent upon which level of the performance objective is met, as defined by the terms of the award. In the event that the Company's financial performance meets the predetermined targets for the performance objectives of the performance share awards, the Company will issue each award recipient the number of shares of common stock equal to the target award specified in the individual's underlying performance share award agreement. In the event the financial results of the Company exceed the predetermined targets, additional shares up to the maximum award may be issued. In the event the financial results of the Company fall below the predetermined targets, a reduced number of shares may be issued. If the financial results of the Company fall below the minimum threshold performance levels, no shares may be issued. Additionally, if the Company meets the performance condition for vesting, the total number of shares issuable for the performance share award may be increased, decreased, or unchanged based on the Company’s TSR, as defined in the award agreement, compared to a small-cap market index. This is considered a market condition as it is dependent upon the Company’s performance as compared to market results.
The recipients of performance share awards do not receive dividends or possess voting rights during the performance period and, accordingly, the fair value of the performance share awards is the quoted market value of TruBridge’s common stock on the grant date less the present value of the expected dividends not received during the relevant period.
The TSR performance metric described above meets the definition of a market condition. A third-party appraiser prepares a Monte Carlo simulation pricing model to determine the fair value of this market condition, which is recognized ratably over the three-year service period. The per unit or share fair value of the TSR modifier was estimated using the following assumptions:

Award Year	Expected Life (yrs)	Dividend Rate	Risk-Free Interest Rate	Expected Price Volatility (1)
2025	3	—%	3.89%	48.05%
2024	3	—%	4.50%	41.53%

(1) Historical volatility is the basis for the expected volatility assumption.
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
A summary of performance share award activity under the Plan for the years ended December 31, 2025, 2024 and 2023, is as follows, based on the target award amounts set forth in the performance share award agreements:

	Shares at target	Weighted-Average Grant-Date Fair Value
Performance share awards outstanding at January 1, 2023	252,375	$31.84
Granted	122,071	31.21
Forfeited or unearned	(100,655)	27.46
Performance share awards outstanding at December 31, 2023	273,791	$33.17
Granted	323,461	10.60
Forfeited or unearned	(145,471)	20.31
Performance share awards outstanding at December 31, 2024	451,781	$19.02
Granted	113,008	32.57
Forfeited or unearned	(103,858)	34.45
Performance share awards outstanding at December 31, 2025	460,931	$25.10
Stock Repurchases
On September 4, 2020, our Board of Directors approved a stock repurchase program under which we may repurchase up to $30.0 million of our common stock through September 3, 2022. On July 27, 2022, the Board of Directors extended the expiration date of the stock repurchase program to September 4, 2024. The share repurchase program expired according to its terms on September 4, 2024. The Company did not repurchase any shares during 2025 or 2024, under the share repurchase program. Any future stock repurchase transactions may be made through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Any repurchase activity will depend on many factors, such as the availability of shares of our common stock, general market conditions, the trading price of our common stock, alternative uses for capital, the Company's financial performance, compliance with the terms of our Amended and Restated Credit Agreement and other factors. Concurrent with the authorization of this stock repurchase program in September 2020, the Board of Directors opted to indefinitely suspend all quarterly dividends.
We repurchased 69,843 and 46,980 shares during the years ended December 31, 2025 and 2024, respectively, to fund required tax withholdings related to the vesting of restricted stock.

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
Each Right initially entitled the registered holder, subject to the terms of the Rights Agreement, to purchase from the Company one half of a share of common stock, at an exercise price of $28.00 for each one half of a share of common stock (equivalent to $56.00 for each whole share of common stock), subject to certain adjustments. The Rights would only become exercisable upon the occurrence of certain events as described in the Rights Agreement, which did not occur prior to the Rights expiring on February 12, 2025.
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

11.     FINANCING RECEIVABLES
Short-Term Payment Plans
The Company provides fixed monthly payment arrangements ("short-term payment plans") over terms ranging from three to twelve months for certain add-on software installations. As a practical expedient, we do not adjust the amount of consideration recognized as revenue for the financing component as unearned income when we expect payment within one year or less. These receivables, included in the current portion of financing receivables, were comprised of the following on December 31, 2025 and 2024:

(In thousands)	2025	2024
Short-term payment plans, gross	$1,293	$1,521
Less: allowance for credit losses	(65)	(76)
Short-term payment plans, net	$1,228	$1,445
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
The decrease in long-term financing arrangement balances during 2025 is primarily a result of the continued evolution of customer licensing preferences. Although the overwhelming majority of our historical Patient Care installations prior to 2019 were made under a perpetual license model, the dramatic shift in customer preferences to a SaaS license model began during 2019 with 49% of the year's new acute Patient Care installations being performed in a SaaS model, compared to only 12% in 2018. The shift in customer preference toward a SaaS model has since continued, with SaaS installations representing 100% of new acute Patient Care installations in 2024 and 2025. Due to the nature of the revenue recognition requirements for SaaS arrangements, coupled with recurring monthly payments, these arrangements do not give rise to long-term financing arrangements.
The components of these receivables were as follows on December 31, 2025 and 2024:

(In thousands)	2025	2024
Long-term financing arrangements, gross	$2,591	$4,100
Less: allowance for credit losses	(797)	(362)
Less: unearned income	(91)	(288)
Long-term financing arrangements, net	$1,703	$3,450
Future minimum payments to be received subsequent to December 31, 2025 are as follows:

(In thousands)
2026	$1,828
2027	708
2028	55
2029	—
2030	—
Thereafter	—
Total minimum payments to be received	2,591
Less: allowance for credit losses	(797)
Less: unearned income	(91)
Receivables, net	$1,703

Credit Quality of Financing Receivables and Allowance for Credit Losses
The following table is a rollforward of the allowance for credit losses for the years ended December 31, 2025 and 2024:

(In thousands)	Beginning Balance	Provision	Charge-offs	Miscellaneous Adjustments	Sale of AHT	Ending Balance
December 31, 2025	$438	$365	$—	$59	$—	$862
December 31, 2024	$416	$397	$(373)	$—	$(2)	$438
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
Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. To facilitate customer collection and credit monitoring efforts, financing receivable amounts are invoiced and reclassified to trade accounts receivable when they become due, with all invoiced amounts placed on nonaccrual status. As a result, all past due amounts related to the Company’s financing receivables are included in trade accounts receivable in the accompanying consolidated balance sheets. The following is an analysis of the age of financing receivables amounts (excluding short-term payment plans) that have been reclassified to trade accounts receivable and were past due as of December 31, 2025 and 2024:

(In thousands)	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due
December 31, 2025	$935	$298	$1,002	$2,235
December 31, 2024	$1,272	$317	$815	$2,404
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
Because amounts are reclassified to trade accounts receivable when they become due, there are no past due amounts included within current portion of financing receivables, net or financing receivables, less current portion in the accompanying consolidated balance sheets.

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

(In thousands)	December 31, 2025	December 31, 2024
Stratification of uninvoiced client financing receivables based on aging of related trade accounts receivable:
Uninvoiced client financing receivables related to trade accounts receivable that are 1 to 90 Days Past Due	$1,201	$1,208
Uninvoiced client financing receivables related to trade accounts receivable that are 91 to 180 Days Past Due	458	259
Uninvoiced client financing receivables related to trade accounts receivable that are 181+ Days Past Due	841	1,316
Total uninvoiced client financing receivables balances of clients with a trade accounts receivable	$2,500	$2,783
Total uninvoiced client financing receivables of clients with no related trade accounts receivable	—	1,029
Total financing receivables with contractual maturities of one year or less	1,293	1,521
Less: allowance for credit losses	(862)	(438)
Total financing receivables	$2,931	$4,895

12.     INTANGIBLE ASSETS AND GOODWILL
Our purchased definite-lived intangible assets as of December 31, 2025 and 2024 are summarized as follows:

Total	December 31, 2025
(In thousands)	Customer Relationships	Trademark	Developed Technology	Non-compete Agreements	Total
Gross carrying amount, beginning of period	$116,470	$7,720	$31,900	$1,620	$157,710
Accumulated amortization	(59,898)	(5,378)	(24,404)	(1,171)	(90,851)
Accumulated impairment	—	(2,342)	—	—	(2,342)
Net intangible assets as of December 31, 2025	$56,572	$—	$7,496	$449	$64,517

	December 31, 2024
(In thousands)	Customer Relationships	Trademark	Developed Technology	Non-compete Agreements	Total
Gross carrying amount, beginning of period	$116,470	$7,720	$31,900	$1,620	$157,710
Accumulated amortization	(50,260)	(5,378)	(22,177)	(846)	(78,661)
Accumulated impairment	—	(2,342)	—	—	(2,342)
Net intangible assets as of December 31, 2024	$66,210	$—	$9,723	$774	$76,707
The following table represents the remaining amortization of definite-lived intangible assets as of December 31, 2025:

(In thousands)
For the year ended December 31,
2026	$11,518
2027	10,496
2028	10,203
2029	10,095
2030	6,676
Due thereafter	15,529
Total	$64,517
The following table sets forth the change in the carrying amount of goodwill by segment for the years ended December 31, 2024 and 2025:

(In thousands)	Financial Health	Patient Care	Total
Gross value at December 31, 2024	79,084	128,738	207,822
Goodwill acquired	664	—	664
Accumulated impairment	—	(35,913)	(35,913)
Carrying value at December 31, 2024	$79,748	$92,825	$172,573

Gross value at December 31, 2025	79,748	128,738	$208,486
Accumulated impairment	—	(35,913)	(35,913)
Carrying value at December 31, 2025	$79,748	$92,825	$172,573
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
We performed our annual assessment for impairment of goodwill and determined that there was no impairment as of December 31, 2025.

13.     LONG-TERM DEBT
Long-term debt was comprised of the following at December 31, 2025 and 2024:

(In thousands)	December 31, 2025	December 31, 2024
Term loan facility	$69,125	$56,375
Revolving credit facility	97,500	116,415
Debt obligations	166,625	172,790
Less: debt issuance costs	(2,000)	(1,212)
Debt obligation, net	164,625	171,578
Less: current portion	(3,384)	(2,980)
Long-term debt	$161,241	$168,598
As of December 31, 2025, the carrying value of debt approximates the fair value due to the variable interest rate which reflects market rates. The interest rate for the outstanding debt under our term loan facility and revolving credit facility as of December 31, 2025 was 5.92%.
Credit Agreement
In conjunction with our acquisition of Healthland Holding Inc. in January 2016, we entered into a syndicated credit agreement with Regions Bank ("Regions") serving as administrative agent, which provided for a $125 million term loan facility and a $50 million revolving credit facility. On June 16, 2020, we entered into an Amended and Restated Credit Agreement that increased the aggregate principal amount of our credit facilities to $185 million, including a $75 million term loan facility and a $110 million revolving credit facility. On May 2, 2022, we entered into a First Amendment (the "First Amendment") to the Amended and Restated Credit Agreement that increased the aggregate principal amount of our credit facilities to $230 million, which included a $70 million term loan facility and a $160 million revolving credit facility. In addition, the interest rate provisions of the First Amendment reflect the transition from the London Interbank Offered Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR") as the new benchmark interest rate for each loan. On November 25, 2025, we entered into a further Amended and Restated Credit Agreement (the “Amended Credit Agreement”; capitalized terms used but not defined herein shall have the meanings ascribed to them in the Amended Credit Agreement) that increased the aggregate principal amount of our credit facilities to $250 million, including a $70 million term loan facility and a $180 million revolving credit facility. The Amended Credit Agreement provides incremental facility capacity of $75 million, subject to certain conditions.
Each of our credit facilities bears interest at a rate per annum equal to an applicable margin plus, at our option, either (1) Term SOFR for the relevant interest period, subject to a floor of 0.0%, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month SOFR rate, subject to the aforementioned floor, plus one percent per annum, or (3) a combination of (1) and (2). The applicable margin for SOFR loans and the letter of credit fee ranges from 1.5% to 3.0%. The applicable margin range for base rate loans ranges from 0.5% to 2.0%, in each case based on the Company's consolidated net leverage ratio. The Amended Credit Agreement removed the “SOFR Adjustment” that had been included in the Term SOFR calculation.
Principal payments with respect to the term loan facility are due on the last day of each fiscal quarter beginning December 31, 2025, with quarterly principal payments of approximately $0.9 million through September 30, 2030, and the outstanding principal balance due on the term loan maturity date of November 25, 2030, or such earlier date as such obligations may become due and payable pursuant to the terms of the Amended Credit Agreement. Any principal outstanding under the revolving credit facility is due and payable on the revolving loan maturity date of November 25, 2030, or such earlier date as such obligations may become due and payable pursuant to the terms of the Amended Credit Agreement.

Anticipated annual future maturities of the term loan facility and revolving credit facility are as follows as of December 31, 2025:

(In thousands)
2026	$3,500
2027	3,500
2028	3,500
2029	3,500
Thereafter	152,625
$166,625
Our obligations under the Amended Credit Agreement are secured pursuant to the Amended and Restated Pledge and Security Agreement, dated as of November 25, 2025, among the parties identified as obligors therein and Regions, as collateral agent, on a first priority basis by a security interest in substantially all of the tangible and intangible assets (subject to certain exceptions) of the Company and certain subsidiaries of the Company, as guarantors (collectively, the “Subsidiary Guarantors”), including certain registered intellectual property and the capital stock of certain of the Company’s direct and indirect subsidiaries. Our obligations under the Amended Credit Agreement are also guaranteed by the Subsidiary Guarantors.
The Amended Credit Agreement, includes a number of restrictive covenants that, among other things and in each case subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and the Subsidiary Guarantors, including the ability to incur additional debt; incur liens and encumbrances; make certain restricted payments, including paying dividends on the Company's equity securities or payments to redeem, repurchase or retire the Company's equity securities (which are subject to our compliance, on a pro forma basis to give effect to the restricted payment, with the consolidated fixed charge coverage ratio and consolidated net leverage ratio described below); enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and materially alter the business we conduct. The Amended Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default.
Under the Amended Credit Agreement, the Company is required to maintain a minimum Consolidated Fixed Charge Coverage Ratio of 1.25:1:00, to be measured as of the end of the fiscal quarter.
Also under the Amended Credit Agreement, the Company is required to comply with a maximum consolidated net leverage ratio of (i) 3.75:1.00 as of the fiscal quarters ending December 31, 2025 through September 30, 2026 and (ii) 3.50:1:00 as of the fiscal quarters ending December 31, 2026 and thereafter, to be measured as of the end of each fiscal quarter. In connection with any acquisition by the Company exceeding $25 million, the Company may elect to increase the maximum permitted consolidated net leverage ratio for the fiscal quarter in which the acquisition occurs and each of the following three fiscal quarters by 0.50:1.00 above the otherwise permitted maximum. The Company is permitted to voluntarily prepay the credit facilities at any time without penalty, subject to customary “breakage” costs with respect to prepayments of SOFR rate loans made on a day other than the last day of any applicable interest period. The Amended Credit Agreement includes several standard mandatory prepayment requirements, including the following: (i) if revolving borrowings, letters of credit, or swingline loans exceed their respective limits, the excess must be repaid immediately; (ii) the Company must prepay 100% of net cash proceeds from asset sales or involuntary losses that exceed $2.5 million in a year, unless those proceeds are reinvested in property useful in the Company’s business within 365 days; (iii) 100% of net proceeds from new debt must be prepaid; and (iv) 50% of net proceeds from equity transactions must be prepaid unless the Company’s most recent consolidated net leverage ratio is 3.25:1.0 or lower, in which case the equity‑related prepayment is not required.
14.     BENEFIT PLANS
In January 1994, the Company adopted the CPSI 401(k) Retirement Plan that covers all eligible employees of the Company. The plan allows eligible employees to contribute up to 60% of their pre-tax earnings up to the statutory limit prescribed by the Internal Revenue Service. The Company matches a discretionary amount determined by the Board of Directors. The Company contributed approximately $3.0 million, $3.5 million, and $3.8 million to the plan for the years ended December 31, 2025, 2024 and 2023, respectively.

15.     OPERATING LEASES
The Company leases office space in various locations in Alabama, Pennsylvania, and Mississippi. These leases have terms expiring from 2026 through 2029 but do contain optional extension terms. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. We recognize lease expense on a straight-line basis over the lease term.
Supplemental balance sheet information related to operating leases is as follows:

(In thousands)	December 31, 2025	December 31, 2024
Operating lease right-of-use assets:
Operating lease right-of-use assets	$2,010	$3,092
Operating lease liabilities:
Other accrued liabilities	772	944
Operating lease liabilities, net of current portion	1,346	2,293
Total operating lease liabilities	$2,118	$3,237
Weighted average remaining lease term in years	2.90	3.60
Weighted average discount rate	3.9%	4.1%
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
The future minimum lease payments payable under these operating leases subsequent to December 31, 2025 are as follows:

(In thousands)
2026	$840
2027	709
2028	462
2029	231
2030	—
Thereafter	—
Total lease payments	2,242
Less imputed interest	(124)
Total	$2,118
Total rent expense for the years ended December 31, 2025, 2024, and 2023 was $1.1 million, $1.8 million, and $1.8 million, respectively, is included in operating expense in the consolidated statement of operations.
Total cash paid for amounts included in the measurement of lease liabilities within operating cash flows from operating leases for the years ended December 31, 2025, 2024, and 2023 was $1.1 million, $1.8 million, and $1.8 million, respectively.
16.     COMMITMENTS AND CONTINGENCIES
From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. While many of these matters involve inherent uncertainty, we evaluate legal proceedings on a regular basis and accrue a liability for such matters when appropriate. Any such accruals are adjusted thereafter to reflect changed circumstances.

On February 13, 2026, VG Sellers, Inc. (the "Seller") brought a civil action in the Delaware Chancery Court against Company alleging breaches of the Securities Purchase Agreement (the "SPA") governing the Company’s acquisition of Viewgol, LLC in October 2023 (the "Viewgol Acquisition"). Among other claims, the Seller alleges that it is entitled to an additional payment of up to $31.5 million pursuant to the earnout provisions set forth in the SPA, based on the Seller's assertion that Viewgol, LLC achieved certain financial targets for the year ended December 31, 2024 (such payment, the "2024 Earnout Payment"). The Company believes that the Seller is not entitled to any portion of the 2024 Earnout Payment. On March 10, 2026, the Company filed its Answer to Seller’s Complaint and filed Counterclaims against Seller that, among other things, seek a declaration that Seller is not entitled to any portion of the 2024 Earnout Payment; assert a claim against the Seller’s former owners for breach of the SPA; and seek compensatory damages and other remedies as a result of wrongdoing by Seller and its former owners. As of December 31, 2025, the Company accrued $5.0 million associated with the resolution of this matter. It is reasonably possible that the estimate will change in the near term and the effect of the change could be material and therefore we can provide no assurance as to the scope and outcome of these matters.

17.     FAIR VALUE
ASC 820, Fair Value Measurement, establishes a framework for measuring fair value and expands financial statement disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction in the principal (or most advantageous) market at the measurement date under current market conditions (that is an exit price), regardless of whether that price is directly observable or estimated using another valuation technique. The Codification does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. The Codification requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
The Company believes that the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and current portion of long-term debt approximate their fair value due to their short-term nature.
As of December 31, 2025, we estimated the fair value of contingent consideration that represents a potential earnout payment to Viewgol’s former equity holders based on information available to management as of the reporting date. Refer to Note 16 of the consolidated financial statements included herein for additional detail regarding contingent consideration. We did not have any other instruments that required fair value measurement as of December 31, 2025.
The following table summarizes the carrying amount and fair value of the contingent consideration at December 31, 2025:

		Fair Value at December 31, 2025 Using
(In thousands)	Carrying Amount at 12/31/25	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Contingent consideration	$5,000	$—	$—	$5,000
Total	$5,000	$—	$—	$5,000

The following table summarizes the carrying amount and fair value of the contingent consideration at December 31, 2024:

Fair Value at December 31, 2024 Using
(In thousands)	Carrying Amount at 12/31/24	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Contingent consideration	$—	$—	$—	$—
Total	$—	$—	$—	$—

18.     SEGMENT REPORTING
Our chief operating decision maker (“CODM”) utilizes two operating segments, “Financial Health” and “Patient Care,” based on our two distinct business units with unique market dynamics and opportunities. These two segments are distinct business units with unique market dynamics and opportunities. They represent the components of the Company for which separate financial information is available and is utilized on a regular basis by the CODM in assessing segment performance and in allocating the Company's resources.
The Company’s CODM is its Chief Executive Officer. The CODM uses revenues and Adjusted EBITDA to assess the performance of and allocated resources to each of the reportable segments during the annual budgeting and forecasting process. The significant expenses regularly reviewed by the CODM include costs of revenues, product development, sales and marketing, and general and administrative expenses. Monthly, the CODM considers forecast-to-actual variances for each of revenues and Adjusted EBITDA to assess the performance for each segment. The CODM believes Adjusted EBITDA is a useful measure to assess the performance and liquidity of the Company, as it provides meaningful operating results by excluding the effects of expenses that are not reflective of the Company’s operating business performance. Accounting policies for each of the reportable segments are the same as those used on a consolidated basis.

“Adjusted EBITDA” consists of GAAP net income (loss) as reported and adjusts for (i) depreciation expense; (ii) amortization of software development costs; (iii) amortization of acquisition-related intangible assets; (iv) stock-based compensation; (v) severance and other non-recurring charges; (vi) interest expense and other income, net; (vii) impairment of goodwill; (viii) impairment of trademark intangibles; (ix) change of fair value of contingent consideration; (x) (gain) loss on disposal of property and equipment; (xi) gain on sale of AHT; and (xii) the provision (benefit) for income taxes. There are no intersegment revenues to be eliminated in computing segment revenue.
The CODM does not evaluate operating segments nor make decisions regarding operating segments based on assets. Consequently, we do not disclose total assets by reportable segment.
The following table presents a summary of the revenues and Adjusted EBITDA of our two operating segments for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Revenues:
Financial Health	$221,657	$217,366	$193,334
Patient Care	125,179	124,839	143,630
Total consolidated revenues	346,836	342,205	336,964

Less:
Financial Health expenses (excluding stock-based compensation expense):
Cost of revenue (excluding depreciation and amortization)	$113,101	$116,342	$108,187
Product development	12,681	8,644	9,985
Sales and marketing	14,278	15,855	16,715
General and administrative expenses	41,619	39,680	34,008
Total Financial Health expenses	$181,679	$180,521	$168,895
Patient Care expenses (excluding stock-based compensation expense):
Cost of revenue (excluding depreciation and amortization)	$48,319	$51,857	$65,122
Product development	18,675	25,898	28,836
Sales and marketing	8,108	9,354	10,823
General and administrative expenses	21,386	18,676	18,941
Total Patient Care expenses	$96,488	$105,785	$123,722
Total segment expenses	$278,167	$286,306	$292,617

Adjusted EBITDA by Segment:
Financial Health	39,978	36,845	24,439
Patient Care	28,691	19,054	19,908
Total Adjusted EBITDA	$68,669	$55,899	$44,347

The following table reconciles Adjusted EBITDA to income (loss) before taxes:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Total Adjusted EBITDA	$68,669	$55,899	$44,347
Less:
Interest expense and other, net	12,136	15,517	11,659
Depreciation expense	1,092	1,346	1,946
Amortization of software development costs	12,995	14,715	7,951
Amortization of acquisition-related intangibles	12,190	12,505	16,426
Stock-based compensation	8,661	5,520	3,271
Severance and other non-recurring charges	12,899	15,442	22,186
Impairment of goodwill	—	—	35,913
Impairment of trademark intangibles	—	—	2,342
Change in fair value of contingent consideration	5,000	(1,044)	—
(Gain) loss on disposal of property and equipment	(120)	3,895	117
Gain on sale of AHT	(53)	(1,529)	—
Income (loss) before taxes	$3,869	$(10,468)	$(57,464)

SCHEDULE II
TRUBRIDGE, INC.
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description		Balance at beginning of period	Additions charged to cost and expenses (1)	Deductions (2)	Balance at end of period
Allowance for credit losses deducted from accounts receivable in the balance sheet	2023	$2,854	$2,053	$(879)	$4,028
	2024	$4,028	$3,268	$(1,435)	$5,861
	2025	$5,861	$2,637	$(2,495)	$6,003
(1) Adjustments to allowance for change in estimates.
(2) Uncollectible accounts written off, net of recoveries.

Description		Balance at beginning of period	Additions charged to cost and expenses (1)	Deductions (2)	Balance at end of period
Allowance for credit losses deducted from financing receivables in the balance sheet	2023	$549	$(133)	$—	$416
	2024	$416	$397	$(375)	$438
	2025	$438	$365	$59	$862
(1) Adjustments to allowance for change in estimates.
(2) Uncollectible accounts written off, net of recoveries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2025. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud due to inherent limitations of internal controls. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design safeguards into the process to reduce, though not eliminate, this risk.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025 due to the material weaknesses in internal control over financial reporting described below.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act. The Company’s management, with the participation of the Chief

Executive Officer and our Chief Financial Officer, under the oversight of our Board of Directors, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 using the framework in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2025 due to the material weaknesses in internal control over financial reporting, described below.
The Company’s internal control over financial reporting includes those policies and procedures that:
(i)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
(ii)provide reasonable assurance that transactions are recorded to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
(iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Based on the assessment described above, management concluded that our internal control over financial reporting (“ICFR”) was not effective as of December 31, 2025 due to the following material weaknesses:
We did not sufficiently design and maintain effective control activities related to the accounting for revenue recognition and related costs, capitalization of software development costs, and non-routine transactions.
Management concluded that these material weaknesses resulted primarily from ineffective risk assessment and the selection and development of appropriate control activities due to an insufficient number of personnel with the appropriate training and expertise in certain accounting matters and internal controls over financial reporting.
The material weaknesses described above resulted in misstatements which were corrected prior to the issuance of the consolidated financial statements contained in this Annual Report on Form 10-K. These material weaknesses created a reasonable possibility that a material misstatement in our consolidated financial statements would not be prevented or detected on a timely basis. Therefore, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2025.
Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements of the Company as of and for the year ended December 31, 2025, issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. KPMG LLP’s report appears on page 61 of this Annual Report on Form 10-K.
Management’s Remediation Plan
We are committed to remediating these material weaknesses as quickly as practicable. Under the oversight of the Audit Committee, management has commenced a remediation program designed to improve our risk assessment process and strengthen the design, documentation, and operation of key controls. We will not consider these remediation efforts complete until the relevant controls have been fully designed and implemented and have operated effectively for a sufficient period of time for management to test and conclude that the material weaknesses have been remediated.
With respect to the material weakness related to the Company’s revenue business cycle and related costs, management is redesigning and implementing an enhanced suite of controls across the end-to-end revenue lifecycle to address the deficiencies described below. During 2025, the Company began implementing system and process enhancements intended to improve the completeness and timeliness of contract data and strengthen billing and revenue recognition workflows. Management is also pursuing implementation of an enterprise resource planning system and has engaged external advisors with relevant expertise to support evaluation of ASC 606 application and the design and implementation of controls responsive to identified risks.

Planned remediation actions include enhancing controls over: (i) contract lifecycle activities and related accounting conclusions, (ii) billing and revenue recognition processes (including key manual inputs), (iii) completeness and accuracy of key data and reports used in revenue processes, (iv) timely identification and accounting for billing adjustments and customer credits, and (v) contract-related cost accounting.
With respect to the material weakness related to capitalized software development costs, the Company is designing and implementing software development lifecycle controls to ensure software costs are capitalized or expensed based on consistently applied and documented criteria and supported by reliable information. These actions include implementing standardized stage gate documentation for capitalization start and stop points, strengthening classification procedures to distinguish capitalizable development and enhancement work from noncapitalizable maintenance and support work, and implementing controls to validate the completeness and accuracy of key information used in capitalization and allocation processes derived from project management systems and reports. The Company also expects to provide training and technical accounting support to product development personnel to promote consistent application of these requirements.
With respect to the material weakness related to non-routine transactions, management is implementing enhancements to its controls over the identification, evaluation, documentation, and review of non-routine and complex transactions that require significant accounting judgment, including stock-based payment arrangements and other technical accounting areas. These efforts are intended to strengthen management’s risk assessment, control design, and oversight processes by standardizing required analyses and documentation, clarifying roles and responsibilities, and enhancing review and approval requirements for key conclusions and estimates.
Remediation actions are ongoing and include, or are expected to include: (i) formalizing and standardizing workflows, documentation requirements, and evidence retention for non-routine transactions; (ii) strengthening review and approval controls over significant judgments, assumptions, and calculations (including use of specialists where appropriate); and (iii) enhancing the control environment through additional training and technical accounting support resources, including targeted training for relevant personnel and the use of external advisors to support complex evaluations.
Management also expects to address people factors contributing to the material weakness by augmenting resources and providing targeted training on internal control execution and review.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
(a) None.
(b) Rule 10b5-1 Trading Arrangements
From time to time, members of the Company's Board of Directors and officers of the Company may enter into Rule 10b5-1 trading plans, which allow for the purchase or sale of common stock under pre-established terms at times when directors and officers might otherwise be prevented from trading under insider trading laws or because of self-imposed blackout periods. Such trading plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and comply with the Company's insider trading policy. During the three months ended December 31, 2025, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted a Code of Business Conduct and Ethics applicable to all of our directors, officers (including our Chief Executive Officer and senior financial officers) and employees which also includes a separate code of ethics with additional guidelines and responsibilities applicable to our Chief Executive Officer and senior financial officers, known as the Code of Ethics for CEO and Senior Financial Officers. Copies of the Code of Business Conduct and Ethics and the Code of Ethics for CEO and Senior Financial Officers are available on TruBridge’s web site at www.trubridge.com in the "Corporate Information" section under "Corporate Governance." We intend to disclose any amendments to the Code of Business Conduct and Ethics, as well as any waivers for executive officers or directors, on our website.
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
Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2026 Proxy Statement to be filed with the SEC pursuant to Regulation 14A, or in the event the 2026 Proxy Statement is not filed with the SEC by April 30, 2026, such information will be provided by an amendment to this Form 10-K to be filed with the SEC no later than April 30, 2026.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2026 Proxy Statement to be filed with the SEC pursuant to Regulation 14A, or in the event the 2026 Proxy Statement is not filed with the the SEC by April 30, 2026, such information will be provided by an amendment to this Form 10-K to be filed with the SEC no later than April 30, 2026.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes the securities that have been authorized for issuance as of December 31, 2025 under our Second Amended and Restated 2019 Incentive Plan (the “2019 Plan”), which was previously approved by our stockholders. The 2019 Plan is described in Note 9 to the consolidated financial statements included herein.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	460,931 (1)	N/A	2,012,219 (2)
Equity compensation plans not approved by stockholders	None	None	None
Total	460,931 (1)	N/A	2,012,219 (2)
(1) Represents 460,931 target performance share awards outstanding under the 2019 Plan as of December 31, 2025. The number of shares of common stock earned and issuable under each performance share award will be determined at the end of a three-year performance period, based on the Company's achievement of performance goals predetermined by the Compensation Committee of the Board of Directors. Does not include 455,609 time-based restricted stock awards outstanding under the 2019 Plan as of December 31, 2025.
(2) Represents shares of common stock issuable pursuant to the 2019 Plan, assuming maximum payout of performance share awards outstanding as of December 31, 2025.
The additional information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2026 Proxy Statement to be filed with the SEC pursuant to Regulation 14A, or in the event the 2026 Proxy Statement is not filed with the SEC by April 30, 2026, such information will be provided by an amendment to this Form 10-K to be filed with the SEC no later than April 30, 2026.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2026 Proxy Statement to be filed with the SEC pursuant to Regulation 14A, or in the event the 2026 Proxy Statement is not filed with the SEC by April 30, 2026, such information will be provided by an amendment to this Form 10-K to be filed with the SEC no later than April 30, 2026.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2026 Proxy Statement to be filed with the SEC pursuant to Regulation 14A, or in the event the 2026 Proxy Statement is not filed with the the SEC by April 30, 2026, such information will be provided by an amendment to this Form 10-K to be filed with the SEC no later than April 30, 2026.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) and (2) and (c) – Financial Statements and Financial Statement Schedules.
Financial Statements: The Financial Statements and related Financial Statements Schedule of TruBridge are included herein in Part II, Item 8.
(a)(3) and (b) – Exhibits.
The exhibits listed on the Exhibit Index beginning on page 116 of this Annual Report on Form 10-K are filed herewith or are incorporated herein by reference.

ITEM 16.	FORM 10-K SUMMARY
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 30th day of March, 2026.

TRUBRIDGE, INC.

By:	/s/ Christopher L. Fowler
Christopher L. Fowler
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christopher L. Fowler	President, Chief Executive Officer and Director (principal executive officer)	March 30, 2026
Christopher L. Fowler

/s/ Vinay Bassi	Chief Financial Officer and Treasurer (principal financial officer)	March 30, 2026
Vinay Bassi

/s/ Vita MacIntyre	Controller (principal accounting officer)	March 30, 2026
Vita MacIntyre

/s/ Glenn P. Tobin	Chairperson of the Board	March 30, 2026
Glenn P. Tobin

/s/ Mark V. Anquillare	Director	March 30, 2026
Mark V. Anquillare
/s/ Regina M. Benjamin	Director	March 30, 2026
Regina M. Benjamin

/s/ Jerry G. Canada	Director	March 30, 2026
Jerry G. Canada

/s/ David A. Dye	Director	March 30, 2026
David A. Dye

/s/ Christopher T. Hjelm	Director	March 30, 2026
Christopher T. Hjelm

/s/ Damien Leonard	Director	March 30, 2026
Damien Leonard

/s/ Amy O’Keefe	Director	March 30, 2026
Amy O’Keefe

/s/ Andris Upitis	Director	March 30, 2026
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

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3.1 to TruBridge’s Current Report on Form 8-K dated March 4, 2024 and incorporated herein by reference)

3.3	Second Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3.1 to TruBridge’s Current Report on Form 8-K dated May 8, 2025 and incorporated herein by reference)

3.4	Second Amended and Restated Bylaws dated October 25, 2024 (filed as Exhibit 3.1 to TruBridge’s Current Report on Form 8-K dated October 25, 2024 and incorporated herein by reference)

4.1
Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.1 to CPSI's Annual Report on Form 10-K for the period ended December 31, 2019 and incorporated herein by reference)

4.2
Rights Agreement, dated as of March 26, 2024, by and between TruBridge, Inc. and Computershare Trust Company, N.A., as Rights Agent (filed as Exhibit 4.1 to TruBridge’s Current Report on Form 8-K dated March 26, 2024 and incorporated herein by reference)

4.3
Amendment to the Rights Agreement, dated as of April 22, 2024, by and between TruBridge, Inc. and Computershare Trust Company, N.A., as Rights Agent (filed as Exhibit 4.2 to TruBridge’s Current Report on Form 8-K dated April 23, 2024 and incorporated herein by reference)

4.4
Second Amendment to the Rights Agreement, dated as of February 11, 2025, by and between TruBridge, Inc. and Computershare Trust Company, N.A., as Rights Agent (filed as Exhibit 4.3 to TruBridge’s Current Report on Form 8-K dated February 11, 2025 and incorporated herein by reference)

10.1
Termination of Sublease Agreement, dated June 9, 2022, by and between Computer Programs and Systems, Inc. and Red Square LLC (filed as Exhibit 10.01 to TruBridge’s Annual Report on Form 10-K for the period ended December 31, 2024 and incorporated herein by reference)

10.2
Single Tenant/Stand Alone Absolute Net Lease, dated June 9, 2022, by and between Computer Programs and Systems, Inc. and Santa Teresa Capital, LLC (filed as Exhibit 10.02 to TruBridge’s Annual Report on Form 10-K for the period ended December 31, 2024 and incorporated herein by reference)

10.3
Form of Indemnity Agreement entered into by CPSI and each of its non-employee directors (filed as Exhibit 10.1 to CPSI’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 and incorporated herein by reference)

10.4*
Computer Programs and Systems, Inc. Amended and Restated 2019 Incentive Plan (filed as Exhibit 5.1 to TruBridge’s Annual Report on Form 10-K for the period ended December 31, 2023 and incorporated herein by reference)

10.5*
Form of Non-Employee Director Restricted Stock Award Agreement under the 2019 Incentive Plan (filed as Exhibit 10.05 to TruBridge’s Annual Report on Form 10-K for the period ended December 31, 2024 and incorporated herein by reference)

10.6*
Form of Restricted Stock Award Agreement under the 2019 Incentive Plan (for grants in 2021, 2022, and 2023) (filed as Exhibit 10.6 to TruBridge’s Annual Report on Form 10-K for the period ended December 31, 2023 and incorporated herein by reference)

10.7*
Form of Performance Share Award Agreement under the 2019 Incentive Plan (for grants in 2021, 2022, and 2023) (filed as Exhibit 10.8 to TruBridge’s Annual Report on Form 10-K for the period ended December 31, 2023 and incorporated herein by reference)

10.8*
Form of Restricted Stock Award Agreement under the 2019 Incentive Plan (for grants in 2024 and 2025) (filed as Exhibit 10.09 to TruBridge’s Annual Report on Form 10-K for the period ended December 31, 2024 and incorporated herein by reference)

10.9*
Form of Performance-Based Cash Bonus Award Agreement under the 2019 Incentive Plan (for grants in 2024) (filed as Exhibit 10.10 to TruBridge’s Annual Report on Form 10-K for the period ended December 31, 2024 and incorporated herein by reference)

10.10*
Form of Performance Share Award Agreement under the 2019 Incentive Plan (for grants in 2024) (filed as Exhibit 10.11 to TruBridge’s Annual Report on Form 10-K for the period ended December 31, 2024 and incorporated herein by reference)

10.11*
Form of Performance-Based Cash Bonus Award Agreement under the 2019 Incentive Plan (for grants in 2025) (filed as Exhibit 10.12 to TruBridge’s Annual Report on Form 10-K for the period ended December 31, 2024 and incorporated herein by reference)

10.12*
Form of Performance Share Award Agreement under the 2019 Incentive Plan (for grants in 2025) (filed as Exhibit 10.13 to TruBridge’s Annual Report on Form 10-K for the period ended December 31, 2024 and incorporated herein by reference)

10.13
TruBridge, Inc. Second Amended and Restated 2019 Incentive Plan (filed as Exhibit 10.1 to TruBridge’s Quarterly Report on Form 10-Q for the period ended September 30, 2025 and incorporated herein by reference)

10.14*
Employment Agreement, dated July 1, 2022, by and between the Company and Christopher L. Fowler (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated July 7, 2022 and incorporated herein by reference)

10.15*
Restricted Stock Award Agreement, dated July 1, 2022, by and between the Company and Christopher L. Fowler (filed as Exhibit 10.2 to CPSI’s Current Report on Form 8-K dated July 7, 2022 and incorporated herein by reference)

10.16*	Offer of Employment for David Harse, dated October 14, 2022

10.17*
Form of Executive Severance Agreement entered into between Computer Programs and Systems, Inc. and each executive officer (other than Christopher L. Fowler) (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated June 26, 2023 and incorporated herein by reference)

10.18*	Offer of Employment for Vinay Bassi, dated October 18, 2023 (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated November 7, 2023 and incorporated herein by reference)

10.19*
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

10.21*
Cash Retention Agreement, dated March 27, 2024, between TruBridge, Inc. and Vita MacIntyre (filed as Exhibit 10.1 to TruBridge’s Current Report on Form 8-K dated April 1, 2024 and incorporated herein by reference)

10.22*	Offer of Employment for Merideth Wilson, dated October 10, 2024

10.23*
General Release of Claims, dated December 31, 2024, entered into by David A. Dye (filed as Exhibit 10.23 to TruBridge's Annual Report on Form 10-K for the period ended December 31, 2024 and incorporated herein by reference)

10.24*	Offer of Employment for Michael Daughton, dated September 24, 2025

10.25*	Form of General Release (as required by Executive Severance Agreement) (filed as Exhibit 10.1 to TruBridge’s Current Report on Form 8-K dated October 1, 2025 and incorporated herein by reference)

10.26*
Chief Sales Officer Compensation Plan for Dawn M. Severance (Jan. 1, 2024 – Dec. 31, 2024) (filed as Exhibit 10.9 to TruBridge's Annual Report on Form 10-K for the period ended December 31, 2023 and incorporated herein by reference)

10.27*
Chief Sales Officer Compensation Plan for Dawn M. Severance (Jan. 1, 2025 – Dec. 31, 2025) (filed as Exhibit 10.16 to TruBridge's Annual Report on Form 10-K for the period ended December 31, 2024 and incorporated herein by reference)

10.28
Amended and Restated Credit Agreement, dated as of June 16, 2020, by and among Computer Programs and Systems, Inc., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated June 18, 2020 and incorporated herein by reference)

10.29
Amended and Restated Pledge and Security Agreement, dated as of June 16, 2020, by and among the parties identified as Obligors therein and Regions Bank, as collateral agent (filed as Exhibit 10.2 to CPSI’s Current Report on Form 8-K dated June 18,2020 and incorporated herein by reference)

10.30
First Amendment, dated as of May 2, 2022, to the Amended and Restated Credit Agreement, dated as of June 16, 2020, by and among Computer Programs and Systems, Inc., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to CPSI’s Current Report on 8-K dated May 3, 2022 and incorporated herein by reference)

10.31
Second Amendment, dated as of March 10, 2023, to the Amended and Restated Credit Agreement, dated as of June 16, 2020, by and among Computer Programs and Systems, Inc., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.22 to CPSI's Annual Report on Form 10-K for the period ended December 31, 2022 and incorporated herein by reference)

10.32
Waiver (of Amended and Restated Credit Agreement), dated as of November 8, 2023, by and among Computer Programs and Systems, Inc., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to CPSI’s Quarterly Report on Form 10-Q for the period ended September 30, 2023 and incorporated herein by reference)

10.33
Third Amendment, dated as of January 16, 2024, to the Amended and Restated Credit Agreement, dated as of June 16, 2020, by and among Computer Programs and Systems, Inc., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated January 17, 2024 and incorporated herein by reference)

10.34
Fourth Amendment, dated as of February 29, 2024, to the Amended and Restated Credit Agreement, dated as of June 16, 2020, by and among Computer Programs and Systems, Inc., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated February 29, 2024 and incorporated herein by reference)

10.35
Amended and Restated Credit Agreement, dated as of November 25, 2025, by and among TruBridge, Inc., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to TruBridge’s Current Report on Form 8-K dated November 25, 2025 and incorporated herein by reference)

10.36
Amended and Restated Pledge and Security Agreement, dated as of November 25, 2025, by and among the parties identified as Obligors therein and Regions Bank, as collateral agent (filed as Exhibit 10.2 to TruBridge’s Current Report on Form 8-K dated November 25, 2025 and incorporated herein by reference)

10.37
Cooperation Agreement, dated as of February 11, 2025, by and between Trubridge, Inc. and Pinetree Capital Ltd. and L6 Holdings Inc. (filed as Exhibit 10.1 to TruBridge’s Current Report on Form 8-K dated February 11, 2025 and incorporated herein by reference)

10.38
Cooperation Agreement, dated as of February 11, 2025, by and between Trubridge, Inc. and Ocho Investments LLC (filed as Exhibit 10.2 to TruBridge’s Current Report on Form 8-K dated February 11, 2025 and incorporated herein by reference)

10.39
Cooperation Agreement, dated as of January 7, 2026, by and between TruBridge, Inc. and Pinetree Capital Ltd. and L6 Holdings Inc. (filed as Exhibit 10.1 to TruBridge’s Current Report on Form 8-K dated January 7, 2026 and incorporated herein by reference)

16.1
Letter from Grant Thornton LLP to the Securities and Exchange Commission dated July 1, 2025 (filed as Exhibit 16.1 to TruBridge’s Current Report on Form 8-K dated June 25, 2025 and incorporated herein by reference)

19.1	TruBridge, Inc. Insider Trading Policy (filed as Exhibit 19.01 to TruBridge's Annual Report on Form 10-K for the period ended December 31, 2024 and incorporated herein by reference)

21.1	Subsidiaries of the registrant

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

23.2	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97
Computer Programs and Systems, Inc. Policy for the Recovery of Erroneously Awarded Compensation (filed as Exhibit 97 to TruBridge’s Annual Report on Form 10-K/A for the period ended December 31, 2023 and incorporated herein by reference)

101	The following consolidated financial statements from the Company’s Annual Report on Form 10-K for the years ended December 31, 2025, 2024, and 2023, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders' Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management compensation plan or arrangement