Form 10-K/A
period 2025-12-31
TruBridge, Inc.
filed 2026-04-30
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM

TO

.
Commission file number:
001-41992

TruBridge, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	74-3032373
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
54 St. Emanuel Street , Mobile , Alabama	36602
(Address of Principal Executive Offices)	(Zip Code)
(
251
)
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
As of April 24, 2026, the registrant had outstanding 14,999,136 shares of its common stock.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
TruBridge, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment No. 1”) to the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2025 (the “Original Form
10-K”),
filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2026, solely for the purpose of including the information required by Part III of Form
10-K,
which information was previously omitted from the Original Form
10-K
in reliance on General Instruction G(3) to Form
10-K.
As disclosed in the Company’s Current Report on Form
8-K
filed with the SEC on April 23, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Inventurus Knowledge Solutions, Inc., a Delaware corporation (“IKS”), IKS Next Horizon, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), and solely for certain limited purposes as specified therein, Inventurus Knowledge Solutions Limited, an Indian public limited company. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and becoming a wholly owned subsidiary of IKS (the “Merger”).
Pursuant to SEC rules, Part IV, Item 15 is hereby amended to contain the currently dated certificates from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certificates of the Company’s principal executive officer and principal financial officer are attached to this Amendment No. 1 as Exhibits 31.3 and 31.4. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, we are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.
Other than the items outlined above, the remainder of the Original Form
10-K
is unchanged and is not reproduced in this Amendment No. 1. The Original Form
10-K
speaks as of the filing date of the Original Form
10-K
and this Amendment No. 1 does not reflect events occurring after the filing date of the Original Form
10-K
as to any part of the Original Form
10-K
or modify or update the disclosures therein in any way. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form
10-K
and the Company’s other filings with the SEC.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information about our Directors

The biographies of our directors below contain information regarding each such person’s service as a director, business experience, director positions held currently or at any time during the last five years, certain familial relationships to any executive officers, if applicable, information regarding involvement in certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills that caused the Board of Directors (the “Board”) to determine that the person should continue to serve as a director. The stock ownership with respect to each director is set forth in the table entitled “Security Ownership of Certain Beneficial Owners and Management.”

All of our directors bring to our Board a wealth of executive leadership experience, particularly at public companies and companies with healthcare and/or information technology operations. The following chart summarizes each director’s key experience, qualifications and other attributes.

Experience and Attributes	Mark V. Anquillare	Regina M. Benjamin	Jerry G. Canada	David A. Dye	Christopher L. Fowler	Christopher T. Hjelm	Damien Leonard	Amy K. O’Keefe	Glenn P. Tobin	Andris Upitis
Accounting / Financial	✓	✓		✓			✓	✓		✓
Company Executive Experience
- International Workforce Management	✓		✓	✓				✓
- Investor Relations	✓			✓			✓	✓		✓
- Operations	✓	✓	✓	✓	✓	✓	✓	✓	✓
- Sales / Marketing / Public Relations	✓	✓	✓	✓	✓
Compensation	✓		✓			✓	✓	✓	✓	✓
Cybersecurity / IT	✓		✓			✓
Independence	✓	✓	✓			✓	✓	✓	✓	✓
Industry
- Healthcare	✓	✓	✓	✓	✓				✓
- Revenue Cycle Management			✓	✓	✓
- SaaS / Software Development	✓		✓			✓	✓	✓		✓
- Technology Infrastructure / Services	✓		✓	✓		✓	✓	✓		✓
Investments
- Capital Allocation	✓		✓	✓			✓	✓		✓
- External Capital Markets							✓	✓		✓
- M&A	✓	✓	✓	✓	✓	✓	✓	✓		✓
Risk / Regulatory		✓	✓					✓
Board Demographics
Tenure as a TBRG Director (Years)	2	8	1	24	3	6	0	1	8	1
Audit Committee Financial Expert	✓							✓
Other Current Public Boards	1	1	0	0	0	0	1	0	0	0
Age (Years)	60	69	61	56	50	64	38	55	64	51

Mark V. Anquillare was first elected as a director in July 2023. Mr. Anquillare served as President and Chief Operating Officer of Verisk Analytics, Inc. (a Nasdaq-listed company), a leading strategic data analytics and technology partner to the global insurance industry, from 2022, and as Chief Operating Officer from 2016, until his retirement in January 2023. Prior to this role, Mr. Anquillare served as Verisk’s Chief Financial Officer from 2007 to 2016, significantly contributing to the company’s initial public offering in 2009 and leading the insurance vertical’s growth and innovation strategies. Before joining Verisk, Mr. Anquillare worked at Prudential Financial, focusing on life insurance and property and casualty operations. Mr. Anquillare also serves on the boards of directors of Guidewire Software, Inc. (a NYSE-listed company), the leading platform provider of enterprise software to P&C insurers globally, and RegEd, a leading provider of compliance solutions for the financial services industry.

The Board believes that Mr. Anquillare’s more than 30 years of financial and executive leadership, including developing and implementing short- and long-term plans, make him a valuable asset to the Board.

Regina M. Benjamin was first elected as a director in November 2017. Dr. Benjamin served as the 18th United States Surgeon General and Vice Admiral of the U.S. Public Health Service from 2009 to 2013, and currently serves as the Chief Executive Officer of BayouClinic, Inc., which she founded in 1990. In 1995, Dr. Benjamin became the first person under age 40 elected to the American Medical Association Board of Trustees, and in 2004, she became President of the Medical Association of Alabama, making her the first African American female president of a state medical society in the nation. Dr. Benjamin is currently a member of the board of directors and audit committee of Doximity, Inc. (a NYSE-listed company). She also serves as an independent director of Kaiser Foundation Hospitals and Health Plan, Ascension Health Alliance, Everly Health and Prolacta Bioscence. Dr. Benjamin previously served on the boards of directors of Oak Street Health, Inc. (a NYSE-listed company), ConvaTec (a London Stock Exchange-traded company), Alere Inc. (a NYSE-listed company), Diplomat Pharmacy, Inc. and Professional Disposables International Inc.

Dr. Benjamin has substantial experience in the healthcare industry and has a deep understanding of the medical community and the dynamic regulatory and reimbursement environment. She has extensive expertise providing leadership in regulatory and compliance affairs to both public and private companies in the healthcare industry, which makes Dr. Benjamin a valuable asset to the Board.

Jerry G. Canada was first elected as a director in February 2025 and will serve as Chairperson of the Board as of the conclusion of the Annual Meeting. Prior to Mr. Canada’s retirement on December 31, 2024, he served as President of the Healthcare Group of N. Harris Computer, a wholly-owned subsidiary of Constellation Software, Inc. He served in this role since 2015 and was responsible for the financial results, overall strategic direction and growth of Harris’ healthcare business units. Prior to serving as Harris’ Healthcare Group President, he served as the Public Sector and School Group President from 2012 to 2015, and in various executive roles since 2002, when Harris acquired MCS Spectrum, a company that Mr. Canada founded in, and served as President since, 1991. He also previously worked in a variety of software-related positions at Comptek Research and Barrister Information Systems. Mr. Canada is member of the Canisius University Board of Trustees and is an initial founder and past board member of InfoTech Niagara.

The Board believes that Mr. Canada’s over 20 years of executive-level healthcare software leadership experience, as well as revenue cycle management experience, contribute greatly to the Board’s composition.

David A. Dye has been a director since March 2002. Mr. Dye began his career with the Company in May 1990 as a Financial Software Support Representative. From that time until June 1999, he worked for the Company in various capacities, including as Manager of Financial Software Support, Director of Information Technology and then as our Vice President supervising the areas of sales, marketing and information technology. Mr. Dye served as the Company’s President and Chief Executive Officer from July 1999 until May 2006, and then as Chairperson of the Board of Directors from May 2006 until April 2019. He served as our Chief Financial Officer, Secretary and Treasurer from June 2010 until November 2015, Chief Growth Officer until October 2022, and Chief Operating Officer until December 2024. In December 2025, Mr. Dye began serving as a Senior Advisor for Varsity Healthcare Partners, a healthcare focused private equity firm based in Los Angeles, California. Additionally, Mr. Dye served as a director of Bulow Biotech Prosthetics, a company headquartered in Nashville, Tennessee that operates prosthetic clinics in the Southeastern United States from July 2006 until October 2018.

Mr. Dye was employed by TruBridge for more than 35 years in a number of positions and areas and served in senior executive positions for over 20 years, including as Chief Executive Officer, Chief Financial Officer, Chief Growth Officer and Chief Operating Officer, providing him with extensive knowledge of our operations.

Christopher L. Fowler was appointed as the Company’s President and Chief Executive Officer effective July 1, 2022, at which time he was appointed to the Board of Directors. Previously Mr. Fowler served as our Chief Operating Officer since November 2015 and as the President of TruBridge, LLC since its formation in January 2013. Prior to the formation of TruBridge, Mr. Fowler served as our Vice President—Business Management Services, beginning in March 2008. Mr. Fowler began his career with the Company in May 2000 as a Software Support Representative and later as a manager of Financial Software Services. From August 2004 until March 2008, Mr. Fowler served as Assistant Director and Director of Business Management Services.

Mr. Fowler has been employed by TruBridge for more than 20 years in a number of positions and areas and has served in senior executive positions for over 10 years, including as Chief Operating Officer and now as Chief Executive Officer, providing him with intimate knowledge of our operations and the healthcare industry.

Christopher T. Hjelm was first elected as a director in December 2019. Mr. Hjelm served as Executive Vice President and Chief Information Officer of The Kroger Company (a NYSE-listed company), a food retailing company, from September 2015 until his retirement in August 2019. Prior to this, he served as Senior Vice President and Chief Information Officer of The Kroger Company beginning in 2005. Mr. Hjelm currently serves on the board of directors of Wendal, a technology-based solution for venture capital. He is also a strategic advisor to Preferabli, Inc. (previously RingIT), CenterGrid and Hinge Commerce. Mr. Hjelm previously served on the boards of directors of Kindred Healthcare, Inc. (previously a NYSE-listed company), a healthcare services company that operates long-term acute-care hospitals and provides rehabilitation services across the United States, and Inky Technology Corporation, a cyber-security company whose signature product uses machine learning and computer vision to secure email against phishing.

The Board believes that Mr. Hjelm’s public board experience and over 25 years of senior-level technology, operations and innovation leadership experience make him a valuable asset to the Board.

Damien Leonard was elected as a director effective January 12, 2026. Mr. Leonard has served as President and director of Pinetree Capital Ltd., a public investment company based in Canada, since 2017. He has also served as Managing Director of L6 Holdings Inc., a family office investment company based in Canada, since 2011. Mr. Leonard is currently the deputy chair of the board of directors and a member of the compensation committee of Bravura Solutions Limited (a company listed on the Australian Securities Exchange), a technology provider to global funds and wealth industries. Previously, he served as a member of the board of directors and the compensation committee of Quorum Information Technologies Inc. (a company previously listed on the TSX Venture Exchange in Canada), a SaaS software and services company that provided essential software solutions for vehicle dealerships.

The Board believes that Mr. Leonard’s investor perspective, as well as his extensive finance, capital markets and capital allocation experience, will be of great value to the Board.

Amy K. O’Keefe was first elected as a director in October 2024. Since December 2025, Ms. O’Keefe has served as Chief Financial Officer of The Sleep Number Corporation (a Nasdaq-listed company), a mattress, bedding and wellness technology company. From June 2023 to May 2025, she served as Chief Financial Officer of Avaya LLC, a global provider of digital communications products, solutions and services, backed by Apollo Global Management, where she played a key leadership role in the financial and operational turnaround after the company emerged from bankruptcy. Prior to joining Avaya, Ms. O’Keefe served as Chief Financial Officer of WW International, Inc. (a Nasdaq-listed company), a weight loss service provider, from October 2020 to December 2022, playing a critical role in evolving their strategic plan in response to the COVID-19 pandemic. She previously served in a variety of executive roles at Drive DeVilbiss Healthcare, including Chief Financial Officer from 2017 to 2020, and Stanley Black & Decker, Inc. (a NYSE-listed company), and worked in public accounting at Ernst & Young.

The Board believes that Ms. O’Keefe’s extensive operational experience and financial expertise make her a valuable asset to the Board.

Glenn P. Tobin was first elected as a director in November 2017 and was appointed as Chairperson of the Board in April 2019. Mr. Tobin served as Senior Vice President—Accountable Care Solutions of The Advisory Board Company, a research, technology and consulting firm serving the healthcare and education industries, beginning in 2012. Mr. Tobin then served as the Chief Executive Officer of Crimson, The Advisory Board Company’s health analytics division, until his retirement in early 2017. Mr. Tobin also served as the Chief Operating Officer of CodeRyte, Inc. from 2010 to 2012 and held various executive positions within Cerner Corporation from 1998 to 2004. Additionally, he was a General Manager for Corporate Executive Board and was a consultant for McKinsey and Company.

The Board believes that Mr. Tobin’s extensive experience in the healthcare and technology industries, including in various leadership roles, contributes greatly to the Board’s composition.

Andris Upitis was first elected as a director in February 2025. Mr. Upitis has served as the Head of Ocho Capital LLC and Ocho Investments LLC, his family office that invests in public and private companies, since 2011. He served as Co-Founder and Executive Director of the Atlas Project, a 501(c)(3) company focused on personal growth, from 2017 to 2023. Prior to this, Mr. Upitis served as a Portfolio Manager and member of the Management Committee of Viking Global Investors, a global investment firm with $13 billion in assets under management, from 2005 to 2011, and as a Director of Credit Suisse from 1998 to 2005, working in sell-side research and investment banking. Additionally, Mr. Upitis serves on the boards of directors of several private companies.

Mr. Upitis has over 29 years of finance experience, and the Board believes that his extensive expertise with financial markets and capital allocation decisions contributes greatly to the Board’s composition.

Information about our Executive Officers

Information regarding our executive officers is included in Part I of the Original Form 10-K under the caption “Executive Officers.”

Corporate Governance

Board Committees

The Company has four standing committees of the Board of Directors: the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee, and the Innovation and Technology Committee. The Board may from time to time form other committees as circumstances warrant. Such committees will have the authority and responsibility as delegated by the Board.

Only members of the Board of Directors can be members of a committee, and each committee is required to report its actions to the full Board. Each of the standing committees operates under a written charter adopted by the Board, which are available on the Company’s website at http://investors.trubridge.com under “Corporate Governance.” The Nominating and Corporate Governance Committee is responsible for evaluating the membership of the committees and making recommendations to the Board regarding the same, which it does annually following a review of the Board’s current competencies. This periodic review of each director’s specific skills and experience allows the Nominating and Corporate Governance Committee to ensure that the committees are organized for optimal effectiveness.

The current members and responsibilities of the standing committees of the Board are set forth in the tables below:

Audit Committee	Current Members
Roles and Responsibilities:	Mark V. Anquillare (Chairperson) Regina M. Benjamin Amy K. O’Keefe

•

Assist the Board in fulfilling its responsibility of overseeing management’s conduct of the Company’s financial reporting process, including by appointing, determining the compensation of, and overseeing the work of the Company’s independent auditor;

•

Review and discuss with management and the Company’s independent auditor the Company’s annual and quarterly consolidated financial statements, including their judgment about the quality of accounting principles, as well as the Company’s earnings releases and the use of non-GAAP metrics;

•

Recommend to the Board that the Company’s annual audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K and prepare the report of the Committee required to be included in the Company’s annual proxy statement;

•

Review any legal, regulatory or compliance matters that could have a significant impact on the Company’s consolidated financial statements, as well as all material off-balance sheet transactions and other relationships of the Company that could have a material effect on the Company’s financial condition;

•

Oversee and evaluate the performance of the Company’s internal audit function, including the chief audit executive or individual performing a similar function, and approve significant aspects of any outsourced arrangements with respect to the internal audit function;

•

Review the adequacy of the Company’s internal control structure and system, and the procedures designed to ensure compliance with laws and regulations;

•

Assess the financial rationale, structure, and timing of proposed refinancing activities and evaluate the impact of refinancing on the overall financial health of the Company;

•

Coordinate the Board’s oversight of the Company’s risk-management program, including the process by which management assesses, prioritizes and manages the Company’s material risks;

•

Establish procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters; and

•

Review, approve and conduct appropriate oversight of all related party transactions (as required to be disclosed pursuant to Item 404 of SEC Regulation S-K) pursuant to Nasdaq rules.

Independence and Audit Committee Financial Experts
All of the members of the Audit Committee qualify as independent under applicable Nasdaq listing standards and satisfy the heightened independence standards under SEC rules. The Board has determined that each of Mark V. Anquillare and Amy K. O’Keefe qualifies as an “audit committee financial expert” as defined by the applicable SEC rules.

Compensation Committee	Current Members
Roles and Responsibilities:	Amy K. O’Keefe (Chairperson) Mark V. Anquillare Jerry G. Canada Christopher T. Hjelm Damien Leonard

•

Review, approve and recommend to the Board for approval the salaries and other compensation of the Company’s executive officers and oversee and administer the Company’s equity-based plans and executive cash incentive plans;

•

Review and make recommendations to the Board regarding the Company’s policies and procedures pertaining to director compensation;

•

Review and make recommendations to the Board regarding the results of the most recent say-on-pay vote and the frequency at which such votes should be held;

•

Oversee, in connection with the Nominating and Corporate Governance Committee, engagement with stockholders and proxy advisory firms on executive compensation matters;

•

Develop and recommend to the Board the approval of one or more policies for the recovery or clawback of erroneously paid incentive-based compensation;

•

Review, consult and make recommendations and/or determinations regarding employee compensation and benefit plans and programs generally, including employee bonus and retirement plans and programs;

•

Provide and approve the Compensation Committee Report to be included in the Company’s annual proxy statement;

•

Review and discuss with management the Compensation Discussion and Analysis (“CD&A”) required by the rules of the SEC and, based on such review and discussion, recommend to the Board that the CD&A be included in the Company’s Annual Report on Form 10-K or the Company’s annual proxy statement;

•

Review, in consultation with the CEO and the Board, management’s short- and long-term leadership development and succession plans and processes; and

•

Oversee the Company’s talent recruitment, human capital management and retention efforts.

Independence
All of the members of the Compensation Committee qualify as independent under applicable Nasdaq listing standards and satisfy the heightened independence standards under SEC rules.
Compensation Risk Evaluation
The Compensation Committee has reviewed the Company’s compensation programs, plans and practices for all of its employees as they relate to risk management and risk-taking initiatives to ascertain if they serve to incent risks which are “reasonably likely to have a material adverse effect” on the Company. As a result of this process, the Compensation Committee concluded, and informed the Board of Directors of its conclusion, that any risks arising from these programs, plans and practices are not reasonably likely to have a material adverse effect on the Company.

Nominating and Corporate Governance Committee	Current Members
Roles and Responsibilities:	Regina M. Benjamin (Chairperson) Christopher T. Hjelm Glenn P. Tobin Andris Upitis

•

Make recommendations to the Board regarding the composition of the Board, including such matters as (a) the size of the Board; (b) the mix of inside and outside directors; (c) the Board’s criteria for selecting new directors; (d) the retirement policy for members of the Board; and (e) the independence of existing and prospective Board members;

•

Identify individuals qualified to become members of the Board, consistent with criteria approved by the Board, and recommend director nominees for approval by the Board;

•

Evaluate the nature, structure, operations and procedures of other Board committees and make recommendations to the Board as to qualifications of members of the Board’s committees and committee member appointment and removal, including whether to accept any resignation letter tendered in accordance with the Company’s Director Resignation Policy;

•

Review and discuss with the Board and management, as applicable, the Company’s ESG policies, programs and public disclosures, and review the Company’s strategy related to ESG matters;

•

Review and make recommendations to the Board with respect to stockholder proposals related to corporate governance and related matters;

•

Develop with management and monitor the process of orienting new directors and continuing education for existing directors;

•

Oversee the structure of corporate governance of the Company, including overseeing and reassessing the adequacy of the Corporate Governance Guidelines, and recommending to the Board for approval any changes to the Guidelines the Committee believes are appropriate;

•

Oversee the evaluation of the Board and each Board committee; and

•

Oversee succession planning for the Board and Board leadership and evaluate various Board succession issues, including refreshment mechanisms, in connection with the Committee’s determinations regarding whether directors continue to be a strong fit for the Board and have skills relevant and necessary to the evolving direction of the Company.

Independence
All of the members of the Nominating and Corporate Governance Committee qualify as independent under applicable Nasdaq listing standards.

Innovation and Technology Committee	Current Members
Roles and Responsibilities:	Christopher T. Hjelm (Chairperson) Mark V. Anquillare Glenn P. Tobin

•

Review and discuss with management its assessment and management of technology risks and tolerances in the areas of information technology, information and data security, cybersecurity, data privacy, disaster recovery and business continuity, as well as guidelines, policies and processes for monitoring and mitigating such risks;

•

Review the Company’s Incident Response Policy, Incident Response Guidance, and related policies and documents, and assess the Company’s preparedness for cybersecurity incidents;

•

Review and address, as appropriate, management’s corrective actions for technology risk process deficiencies that arise;

•

Establish appropriate frequency and content of reporting from management to the Board concerning all areas of technology risk;

•

Review and discuss with management the Company’s innovation and technology strategy, budget and key initiatives, and make recommendations to the Board with respect to the scope, direction, quality, investment levels and execution of the Company’s innovation and technology strategy;

•

Monitor and discuss with management existing and future trends in information technology and relevant markets that may affect the Company’s strategic plans;

•

Oversee the activities of the Company’s internal Governance, Risk & Compliance Committee relating to information technology and cybersecurity matters, and in collaboration with the Governance, Risk & Compliance Committee and the Audit Committee, assess the Company’s disclosure regarding cybersecurity incidents and risk management;

•

Provide guidance to management on technology as it may pertain to, among other things, innovation; market entry and exit; investments, mergers, acquisitions and divestitures; new business divisions and spin-offs; research and development investments; and key competitor and partnership strategies; and

•

Review the adequacy of insurance coverage for losses associated with cybersecurity breaches.

Independence
All of the members of the Innovation and Technology Committee qualify as independent under applicable Nasdaq listing standards.

Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that is applicable to all of our directors, officers (including our CEO and senior financial officers) and employees and management conducts random audits to test compliance with the Code. We have also adopted a separate Code of Ethics with additional guidelines and responsibilities applicable to our CEO and senior financial officers, known as the Code of Ethics for CEO and Senior Financial Officers. Copies of the Code of Business Conduct and Ethics and the Code of Ethics for CEO and Senior Financial Officers are available on our website at http://investors.trubridge.com under “Corporate Governance.”
Insider Trading Policy; Prohibition on Pledging and Hedging of Company Stock
We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, we have adopted an Insider Trading Policy (the “Policy”) governing all transactions in the Company’s securities by the directors, officers and employees of the Company and any subsidiary that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of the Policy was filed as Exhibit 19.1 to our Annual Report on Form
10-K
for the year ended December 31, 2024.
The Policy prohibits the directors, officers and employees of the Company and any subsidiary from pledging their common stock in the Company as security or engaging in transactions designed to “hedge” against the price of the Company’s common stock. The Policy explicitly prohibits short sales and hedging or monetization transactions, including options trading (buying or selling puts or calls or other derivative securities). These restrictions ensure that the NEOs, as well as other Company personnel, cannot offset or hedge against declines in the price of the Company’s common stock they own or have a personal interest in the price of their shares that may be different from the interests of other stockholders generally. None of the Company’s directors or executive officers currently engage in any pledging or hedging transactions.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors and officers, and persons who own more than ten percent (10%) of our common stock, to file reports of ownership and changes in ownership of Company common stock held by them with the SEC. Copies of these reports must also be provided to the Company. Based on our review of these reports, we believe that, during the year ended December 31, 2025, all reports required to be filed during such year were filed on a timely basis, with the exception of the following: (i) a late Form 3 filing and a late Form 4 filing on behalf of David Harse related to his appointment as a Section 16 officer and a sale of company stock, respectively, (ii) a late Form 3 filing on behalf of Merideth Wilson related to her appointment as a Section 16 officer, (iii) two late Form 4 filings on behalf of Christopher L. Fowler related to a sale of company stock by his spouse and shares withheld to satisfy tax withholding obligations, respectively, (iv) a late Form 4 filing on behalf of Vita MacIntyre related to a sale of company stock and (v) a late Form 4 filing on behalf of David A. Dye related to the forfeiture of restricted stock.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Overview

This Compensation Discussion and Analysis (“CD&A”) provides information about the material components of our executive compensation programs for our named executive officers (“NEOs”), whose compensation is set forth in the 2025 Summary Compensation Table and other compensation tables contained in this Amendment No. 1:

•	Christopher L. Fowler, President and Chief Executive Officer

•	Vinay Bassi, Chief Financial Officer and Treasurer

•	David Harse, General Manager Patient Care

•	Merideth Wilson, General Manager Financial Health

•	Kevin Plessner, General Counsel, Secretary and Corporate Compliance Officer

•	Dawn Severance, Former Chief Sales Officer (whose employment with the Company terminated as of October 31, 2025)

•	Wes D. Cronkite, Former Chief Technology & Innovation Officer (whose employment with the Company terminated as of December 5, 2025)

Our compensation program is designed to motivate and retain our executive officers, to align their financial interests with those of our stockholders, and to reward Company performance and/or behavior that enhances stockholder returns. This CD&A explains the compensation decisions that the Compensation Committee of the Board of Directors made in 2025 for our NEOs.

Executive Summary

The Company’s management made improvements in 2025 and built a solid foundation for future growth. Throughout 2025, the Company continued to experience the benefits of operational and financial process improvements, including increased bookings, Adjusted EBITDA and cash flow, key operational metrics used by management to assess the relative success of our efforts. The Company’s management remains committed to taking purposeful actions to continue to improve our processes and to transform and strengthen the Company. The Board and management believe that these actions will help the Company to continue building in 2026 with strong financial and operational outcomes, and set the Company on an ascendant trajectory for the coming years. Highlights of the Company’s accomplishments during 2025 are as follows:

•	Managed large and loyal customer base with high recurring revenues;

•

Experienced overall revenue growth of 1% in 2025. Adjusted for the sale of American HealthTech, Inc. (“AHT”) and the sunset of the Centriq product in Patient Care, total revenue growth would have been higher in 2025, with the Company’s Financial Health business unit contributing 64% of revenue;

•

Experienced net income growth of over $25 million, Adjusted EBITDA* growth of 23%, and Adjusted EBITDA* margins growth of 346 bps in 2025, due to revenue growth and management’s focus on cost optimization;

•	Improved cash flow from operations by $6 million in 2025, driven primarily by revenue and Adjusted EBITDA* growth, lower interest payments through debt reduction, and lower capital expenditures;

•	Paid down $5 million of debt principal incremental to normal amortization payments, improving the leverage ratio to 2.0x by the fourth quarter of 2025;

•	Refinanced existing credit facilities by entering into an amended five-year credit agreement with up to $250 million in senior credit facilities; and

•	Continued organizational realignment at the senior management level, including changes in leadership.

*	See Appendix A for a discussion of our use of “Adjusted EBITDA,” a non-GAAP financial measure, and a reconciliation of Adjusted EBITDA to net income.

Due to the Company’s financial and operational performance in 2025, the Compensation Committee determined that it was appropriate to approve the payout of the annual performance-based cash incentive awards at the actual level of performance, resulting in the NEOs receiving between 80% and 109% of their target awards. The Compensation Committee also certified the payout of the performance share awards for the 2023-2025 performance period at 0%.

Compensation Philosophy and Objectives

The primary goal of our compensation program is to align the interests of our executives with those of our stockholders. We believe the best way to do that is to use performance metrics aligned with the Company’s corporate strategy and to have a large share of executive compensation at risk and measured against the most important of our short- and long-term goals. The metrics that our Compensation Committee has chosen to utilize in the compensation program are intended to focus our executives on growth, profitability, and returns to stockholders.

Our compensation program incorporates the following fundamental objectives from our corporate strategy:

•

Cross-sell our Financial Health solutions and services into our sizeable existing Patient Care customer base and expand our Financial Health market share with sales to new community hospitals and larger health systems;

•	Maintain and grow our Patient Care customer bases in the acute care segment, including expanding subscription-based software offerings and new solutions;

•	Improve customer satisfaction in order to drive higher retention for both the Financial Health and Patient Care business segments;

•	Be distinctive in understanding and meeting the needs of customers in our chosen segments;

•	Provide additional value-added products and services to customers in order to drive ongoing cross-selling opportunities, particularly through TruBridge service offerings;

•

Focus on operating cash flows by improving margins, which can be achieved with careful attention to efficiencies that can lead to sustained cost reduction and a metric-driven capital allocation strategy; and

•	Successfully execute and integrate our inorganic mergers and acquisition activities.

Our compensation philosophy is consistent with, and attempts to further, our belief that the caliber and motivation of our executive officers, and their leadership, are critical to our success. In order to attract and retain the highest quality executive talent, we consider the 50th percentile of compensation paid by our peers and other market data sources and seek to offer a competitive total direct compensation package (consisting of base salary, annual cash incentive and long-term equity incentive awards) to our executives.

The principal components of compensation for our NEOs include:

•

Base Salary: Fixed compensation designed to attract and retain leadership talent. Additionally, of the NEOs identified in the Summary Compensation Table on page 31 of this Amendment No. 1, the base salary of Dawn M. Severance consisted in part of commissions, which were based on sales production performance against specific bookings goals (prior to her employment terminating on October 31, 2025).

•

Annual Cash Incentive Compensation: Variable, performance-based compensation intended to provide our NEOs with a financial incentive to achieve critical short-term performance objectives that drive increases in long-term shareholder value.

•	Long-Term Equity Incentive Awards: Variable compensation designed to align a portion of executive compensation with the Company’s longer-term operational performance, as well as share price growth.

Under the Company’s Second Amended and Restated 2019 Incentive Plan (as amended, the “2019 Incentive Plan”), the Compensation Committee is able to grant time-based and performance-based equity awards and performance-based cash incentive awards. The Compensation Committee has granted performance share awards and performance-based annual cash bonus awards under the Company’s incentive plans (the “Plans”) in order to further link executive compensation with the performance of the Company, and the Compensation Committee has granted time-based restricted stock awards under the Plans in order to align management’s financial interests with those of our stockholders. We believe that our compensation program has been successful in retaining executive talent and that it is important to continue to create incentives to ensure the retention of those executives and other employees who are critical to the success of our business. We also believe that our compensation program is competitive enough to allow us to attract new executive talent as needed in order to help deliver on the Company’s strategy.

Stockholder Engagement and Consideration of Prior Stockholder Advisory Votes

We engage proactively with our stockholders to discuss corporate governance, our compensation programs and any other matters of interest. The feedback we receive through our stockholder relations and stockholder outreach programs enhances our understanding of our stockholders’ views. The Board and senior management remain committed to open and transparent communication and engagement with our stockholders and take all feedback into consideration when evaluating our compensation program design. We received approval of over 92% of the shares voted in support of the compensation of our NEOs in response to our say-on-pay proposal at the Company’s 2025 Annual Meeting of Stockholders. The Compensation Committee considers the outcome of the vote as part of its executive compensation planning process. Our Compensation Committee considered the feedback received through our stockholder outreach efforts, as well as the favorable advisory vote on say-on-pay, and determined that the executive compensation program and incentive designs remain appropriate.

Oversight of Executive Compensation

Our Compensation Committee is responsible for establishing, overseeing and reviewing executive compensation policies as well as validating and benchmarking the compensation and benefits provided to our NEOs. Our Compensation Committee is currently comprised solely of independent directors and has oversight of the executive compensation program. The primary goal of the Compensation Committee is to assist the Board in fulfilling its oversight responsibilities related to setting, monitoring and implementing a compensation philosophy and strategy designed to enhance profitability and fundamental value for the Company. It also recommends to the Board for approval the salary and other compensation of the CEO and our other executive officers, as well as the compensation and benefits of our non-employee directors, on an annual basis. The Compensation Committee determines incentive compensation targets and awards and makes grants of restricted stock and other awards under the Plans.

In determining the compensation of the NEOs, the Compensation Committee takes into account current compensation levels, Company and individual performance, peer group benchmarking and competitive market data. The Compensation Committee does not use a formula to weigh these factors, but, instead, uses these factors to provide context within which to assess the significance of comparative market data and to differentiate the level of target compensation among our NEOs. After the end of the performance period to which a particular incentive award relates, the Compensation Committee reviews our performance relative to the applicable performance targets and determines payouts based on that performance.

Role of Executive Officers in Compensation Decisions

Our CEO makes recommendations to the Compensation Committee regarding base salaries, commission arrangements, bonuses and equity compensation grants for the remainder of our executives. The CEO is not involved in determining his own compensation. The Compensation Committee has discretion whether to incorporate the CEO’s recommendations into the Committee’s recommendations to the Board regarding executive officer compensation.

Role of Compensation Consultant

Our Compensation Committee has the authority to engage the services of outside advisors. The Compensation Committee retained Frederic W. Cook & Co., Inc. (“FW Cook”), an independent compensation consulting firm, to provide market and peer group data, to examine pay and performance matters, and to assist the Compensation Committee in making compensation decisions applicable to the Company’s executive officers and non-employee directors. In this role, FW Cook renders services specifically requested by the Compensation Committee, which have included examining the overall pay mix for our executives, conducting a competitive assessment of our executive compensation program and making recommendations to and advising the Compensation Committee on compensation design and levels. In addition, FW Cook provides advice to the Compensation Committee on the compensation elements and levels for non-employee directors. The Company did not engage FW Cook for any projects other than those directed by the Compensation Committee, which were limited to engagements involving the compensation of executives and directors, and FW Cook has not performed any other services for the Company. The Compensation Committee assessed FW Cook’s independence based on various factors and has determined that FW Cook’s engagement and the services provided by FW Cook to the Compensation Committee did not raise any conflict of interest.

Peer Group and Benchmarking

FW Cook provides the Compensation Committee with market information and assists the Compensation Committee in understanding the competitive market for the Company’s executive positions. In considering the competitive environment, the Committee reviews compensation information disclosed by a peer group of comparatively sized companies with which we compete for business and executive talent, and the composition of the peer group is reviewed annually to ensure that each company remains appropriate for inclusion. At the direction of the Compensation Committee, the peer group was developed with a particular focus on companies that provide services in the health care technology, application software, research and consulting, and other healthcare-related industries and are of a similar size as the Company (as measured by revenue, EBITDA and market capitalization).

The Compensation Committee also considers information derived from published survey data that compares the elements of each executive officer’s target total direct compensation to the market information for executives with similar roles. FW Cook compiles this information and size-adjusts the published survey data to reflect our revenue size in relation to the survey participants to more accurately reflect the scope of responsibility for each executive officer. We generally seek to provide our executives with base salaries and target bonus and long-term incentive opportunities that are positioned around the median of competitive practice in order to assist in attracting and retaining talented executives and to further motivate and reward our NEOs for sustained, long-term improvements in the Company’s financial results and the achievement of long-term business objectives. We recognize, however, that benchmarking may be subject to variation from one year to the next. As a result, we also use Company and individual performance in determining the appropriate compensation opportunities for our NEOs, and actual compensation may be higher or lower than the compensation for executives in similar positions at comparable companies based on the performance, skills, experience and specific role of the executive officer in the organization.

The 15-company peer group used by the Compensation Committee for 2025 pay actions is shown in the table below:

Company Name	Ticker
Accolade, Inc.	No longer publicly traded
American Well Corp.	AMWL
CareCloud, Inc.	CCLD
Claritev Corp.	CTEV
Consensus Cloud Solutions, Inc.	CCSI
DLH Holdings Corp.	DLHC
Health Catalyst, Inc.	HCAT
Healthstream Inc.	HSTM
Logility Supply Chain Solutions, Inc.	No longer publicly traded
National Research Corp.	NRC
OptimizeRx Corporation	OPRX
Phreesia, Inc.	PHR
PROS Holdings, Inc.	PRO
RCM Technologies Inc.	RCMT
Streamline Health, Inc.	No longer publicly traded

Elements Used to Achieve Compensation Objectives

The compensation of our NEOs consists of base salaries, annual performance-based cash bonuses, long-term incentive awards and employee benefits, as described below. Ms. Severance, who was formerly responsible for sales, also received commissions as described under “—Sales Commissions.” Our NEOs are also entitled to certain compensation and benefits upon qualifying terminations of employment pursuant to the various award agreements under the Plans, as described below under “Potential Payments Upon Termination or Change-in-Control.”

Base Salaries. Each NEO’s base salary is determined principally by the responsibilities required by the executive’s position, as well as the executive’s tenure and performance, and also takes into account the amount of other elements of compensation. In March 2025, the Compensation Committee determined that it was appropriate to increase the base salaries for two of our NEOs, Messrs. Harse and Plessner. The 2025 base salaries of our NEOs were:

Name	2024 Base Salary		% Increase	2025 Base Salary
Christopher L. Fowler	$618,000		0%	$618,000
Vinay Bassi	$500,000		0%	$500,000
David Harse (1)	—		—	$400,000
Merideth Wilson (1)	—		—	$410,000
Kevin Plessner	$275,000		12.7%	$310,000
Dawn M. Severance	$350,000	(2)	0%	$350,000	(3)
Wes D. Cronkite	$360,500		0%	$360,500	(4)

(1)	This individual was not a NEO in 2024.
(2)	Excludes her sales-based commissions.
(3)

Excludes her sales-based commissions. Ms. Severance received base salary through October 31, 2025, when her employment with the Company terminated. Following the termination of her employment, Ms. Severance received severance payments as described below under “Potential Payments Upon Termination or Change-in-Control.”

(4)

Mr. Cronkite received base salary through December 5, 2025, when his employment with the Company terminated. Following the termination of his employment, Mr. Cronkite received severance payments as described below under “Potential Payments Upon Termination or Change-in-Control.”

The amount of any future increase or decrease in base salary will be considered based on the above-mentioned factors, including the Company’s financial performance and, in the discretion of the Compensation Committee, the compensation paid by our competitors and/or other comparable-sized companies.

Annual Performance-Based Cash Bonuses. In order to further align the interests of the executives with those of the stockholders, the Compensation Committee granted performance-based cash bonus awards to each NEO. Each NEO was granted a target incentive amount, with the actual incentive earned to be calculated based on two key financial and operational metrics, as well as individual goals (except with respect to Mr. Fowler, who does not have an individual goal component to his award, and Ms. Severance, whose award is described below under “—Performance-Based Cash Bonus for Former Chief Sales Officer”):

2025 Cash Incentive Awards
Total Revenue, 30%
Adjusted EBITDA, 50%
Individual Goals, 20%

“Adjusted EBITDA” is a non-GAAP financial measure that consists of GAAP net income (loss) as reported, adjusted for (i) depreciation expense; (ii) amortization of software development costs; (iii) amortization of acquisition-related intangible assets; (iv) stock-based compensation; (v) severance and other non-recurring charges; (vi) interest expense and other income, net; (vii) impairment of goodwill; (viii) impairment of trademark intangibles; (ix) loss (gain) on contingent consideration; (x) loss (gain) on disposal of property and equipment; (xi) gain on sale of AHT; and (xii) the provision (benefit) for income taxes, as further adjusted for certain non-recurring charges.

“Total revenue” is defined as the total amount of all revenue reported.

The Compensation Committee determined to remove Adjusted Operating Cash Flows (as defined below) and increase the weight of Adjusted EBITDA for the 2025 cash bonus awards because of the former’s inclusion as the performance metric applicable to the 2025 three-year performance share awards.

The weightings of the performance metrics applicable to the performance-based cash bonus awards granted in 2025 and the threshold, target and maximum levels for such performance metrics were as follows (except with respect to Mr. Fowler, who does not have an individual goal component to his award, and Ms. Severance, whose award is described below under “—Performance-Based Cash Bonus for Former Chief Sales Officer”):

Performance Measure	Percentage of Target Award Opportunity (1)	Threshold Goal	Target Goal	Maximum Goal
Adjusted EBITDA	50%	$58.292 million (50% of target)	$62.162 million	$73.196 million (200% of target)
Total Revenue	30%	$346.978 million (50% of target)	$352.978 million	$365.978 million (200% of target)
Individual Goals	20%	(2)	(2)	(2)
Percentage Earned of Target Award Attributable to Performance Measure	—	15% (3)	100%	200%

(1)

Mr. Fowler’s performance-based cash bonus award does not incorporate individual goals. The weightings of the performance metrics applicable to his bonus award are as follows: Adjusted EBITDA – 62.5% and Total Revenue – 37.5%. Also, for Mr. Harse, Ms. Wilson and Mr. Cronkite, their performance-based cash bonus awards also incorporate business unit-specific Adjusted EBITDA and revenue goals in light of their direct responsibility for the performance of the Patient Care and/or Financial Health business unit. Business unit-specific Adjusted EBITDA and revenue are confidential metrics that, if disclosed, could result in competitive harm to our business.

(2)	In order to receive any payout associated with the individual goals, the threshold performance goal for Adjusted EBITDA must have been achieved.
(3)

The minimum award that may be earned is 15% of the NEO’s target goal, which would occur if the threshold level of Total Revenue was achieved and none of the other performance thresholds were reached. For Mr. Harse, Ms. Wilson and Mr. Cronkite, the minimum award that may be earned is 7.5% of the NEO’s target goal, which would occur if the threshold level of the business unit-specific Adjusted EBITDA goal was achieved and none of the other performance thresholds were reached.

The Compensation Committee approved the target goals for each of the performance measures, including the business unit-specific measures, consistent with the Company’s internal budget in order to drive strong performance and focus management on increasing long-term stockholder value. The Company linearly interpolates between the threshold, target and maximum award amounts.

The Committee incorporated individual goals into the cash incentive program beginning in 2023 to support the Company’s strategic objectives and recognize each NEO’s specific contributions toward the Company’s success. Each NEO’s goals were established by the Committee, and Mr. Fowler provided input as to the goals for the other NEOs. Below is a summary of each NEO’s primary objectives for 2025 (except for Mr. Fowler and Ms. Severance, whose performance-based cash bonuses did not incorporate individual goals):

➢	Vinay Bassi:

•	Execute financial strategy that supports scalable growth, profitability, and sustainable cash flow

•	Continue to improve financial performance, with a focus on Adjusted EBITDA, revenue and cash flow

•	Ensure revenue forecasting to support strategic decision making

•	Maintain strong balance sheet health by managing debt, liquidity, and working capital, including management of the credit agreement refinancing

•	Strengthen relationships with investor, lenders, and analysts to ensure transparent communications

➢	David Harse:

•	Execute strategies that support scalable growth and profitability within the Patient Care customer base

•	Align operations with sales and finance to drive increased bookings and revenue recognition

•	Identify and implement cost-saving initiatives without compromising quality and service delivery

•	Focus on development and delivery of new Patient Care solutions and services

•	Partner with third parties on key initiatives to improve efficiencies across the Business Units

➢	Merideth Wilson:

•	Execute strategies that support scalable growth and profitability within the Financial Health customer base

•	Align operations with sales and finance to drive increased bookings and revenue recognition

•	Identify and execute cost efficiencies, with a focus on CBO performance and the offshore workforce transition

•	Prioritize automation in order to deliver new Financial Health products and services

•	Partner with third parties on key initiatives to improve efficiencies across the Business Units

➢	Kevin Plessner:

•	Strengthen in-house legal capabilities with respect to litigation and corporate governance

•	Implement compliance strategies to reduce risk across the Business Units

➢	Wes D. Cronkite:

•	Advance the Company’s technology functions, including enterprise platforms, technology infrastructure, and information security

•	Integrate automation to enhance productivity and reduce cost across the Business Units

•	Drive cloud adoption and hybrid cloud strategies

Actual Results

The Company achieved the following performance levels in 2025, which resulted in the NEOs receiving annual cash incentive awards in amounts equal to between 80% and 109% of target:

Performance Measure	Target	Actual Achievement	Resulting Weighted Payout %
Adjusted EBITDA (1)	$62.162 million	$66.178 million	68%
Total Revenue (1)	$352.978 million	$347.549 million	16%
Individual Goals	(2)	(2)	15-24%

(1)

As Mr. Fowler’s performance-based cash bonus award is based 62.5% on Adjusted EBITDA and 37.5% on Total Revenue, his weighted payout resulted in approximately 105% achievement. For Mr. Harse, Ms. Wilson and Mr. Cronkite, the Committee also took into account the level of achievement of the business unit-specific Adjusted EBITDA and revenue goals when determining their payout levels. Business unit-specific Adjusted EBITDA and revenue are confidential metrics that, if disclosed, could result in competitive harm to our business.

As disclosed in the Original Form 10-K, the Company’s management identified immaterial misstatements affecting its previously issued consolidated financial statements for the years ended December 31, 2024 and 2023, and the condensed consolidated financial statements for the quarters ended March 31, June 30, and September 30, 2025. Adjustments to the financial statements for the year ended December 31, 2025 were also required, and the Committee exercised its discretion to exclude the impact of these adjustments (which increased Adjusted EBITDA by approximately $800,000 and decreased Total Revenue by approximately $700,000) on the performance levels achieved in 2025.

(2)

Each NEO, other than the CEO, achieved 75%, 100%, 110% or 120% of his or her individual goals, resulting in payouts of 15%, 20%, 22% and 24%, respectively, for this metric. Mr. Fowler provided input regarding the level of achievement of the other NEOs. The Committee then exercised additional discretion to adjust each NEO’s (including Mr. Fowler’s) actual cash bonus payout upward or downward.

The individual target cash bonus amounts for the NEOs, as well as the target bonus amount as a percentage of such NEOs’ base salaries and the actual cash bonuses paid, were as follows:

Name	Target Cash Bonus (as a % of Base Salary)		Target Cash Bonus Amount		% of Target Cash Bonus Paid	Actual Cash Bonus Paid
Christopher L. Fowler	90%		$556,200		105%	$584,010
Vinay Bassi	60%		$300,000		109%	$327,000
David Harse	50%		$200,000		103%	$206,000
Merideth Wilson	50%		$205,000		94%	$192,700
Kevin Plessner	40%		$124,000		107%	$132,680
Dawn M. Severance	60	% (1)	$210,000	(1)	105%	$183,649	(2)
Wes D. Cronkite	40%		$144,200		80%	$107,142	(3)

(1)	This was the portion of Ms. Severance’s performance-based cash bonus tied to the Company’s performance against its budgeted 2025 Adjusted EBITDA, as described immediately below.
(2)

Pursuant to Ms. Severance’s Executive Severance Agreement (described below), Ms. Severance was entitled to receive a pro rata portion of her performance-based cash bonus based on the degree of attainment of the applicable performance goals at the end of the applicable performance period. As Ms. Severance’s employment with the Company terminated as of October 31, 2025, she was eligible to receive approximately 83% of her performance-based cash bonus.

(3)

Pursuant to Mr. Cronkite’s Executive Severance Agreement (described below), Mr. Cronkite was entitled to receive a pro rata portion of his performance-based cash bonus based on the degree of attainment of the applicable performance goals at the end of the applicable performance period. As Mr. Cronkite’s employment with the Company terminated as of December 5, 2025, he was eligible to receive approximately 93% of his performance-based cash bonus.

Performance-Based Cash Bonus for Former Chief Sales Officer

Dawn M. Severance served as the Company’s Chief Sales Officer until her employment was terminated on October 31, 2025. In her role as the Chief Sales Officer, she was responsible for overseeing all of the Company’s sales efforts across the various business units and, as such, a portion of her performance-based cash bonus award was historically comprised of sales commissions. During 2025 Ms. Severance was eligible to earn a total target cash bonus of $350,000 as follows:

•

60% of Ms. Severance’s performance-based cash bonus (target of $210,000) was based on the Company’s achievement against its budgeted 2025 Adjusted EBITDA (the Management Incentive Program (“MIP”)); and

•

40% of Ms. Severance’s performance-based cash bonus (target of $140,000) was based on Ms. Severance’s sales teams’ production performance against an annual bookings goal (the Sales Incentive Program (“SIP”)). On sales below the bookings goal, Ms. Severance earned 1.0% of the SIP target incentive per 1.0% of performance against the bookings goal. On sales above the bookings goal, Ms. Severance earned 1.5% of the SIP target incentive for every additional 1.0% of performance against the bookings goal.

The portion of Ms. Severance’s cash bonus based on the MIP was subject to the same threshold, target and maximum performance levels set forth above. There were no threshold, target or maximum amounts established for the calculation of the SIP incentive payment.

The Company reports Ms. Severance’s actual MIP incentive payment in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table on page 31, and Ms. Severance’s actual SIP incentive payment in the “Salary” column of the Summary Compensation Table on page 31. The Compensation Committee approved the specific sales metrics for Ms. Severance’s commission and incentive payment arrangements based on input from the CEO and the estimated amount of total compensation that would be payable based on historical sales information.

Long-Term Incentive Awards. We grant long-term equity incentive awards to the NEOs to align their interests and compensation with the long-term interests of stockholders and provide an incentive for them to maintain their relationship with the Company. The Committee considers many factors in determining the appropriate mix of long-term equity awards in order to retain, incentivize and appropriately reward executives for the creation of value for stockholders. The Compensation Committee believes that greater weight should be placed on performance-based awards and, therefore, issues 60% of the annual long-term incentive grant in the form of performance share awards and 40% in the form of time-based restricted stock.

Performance Share Awards – 60% of Long-term Incentive Grants

The Compensation Committee granted performance share awards to our NEOs on March 13, 2025 (the “2025 PSAs”). The actual number of performance shares earned will be calculated based on the Company’s cumulative Adjusted EBITDA less investment in software development (“Adjusted Operating Cash Flows”) over the three-year (2025 – 2027) performance period. The Committee maintained the use Adjusted Operating Cash Flows as the performance metric for performance shares granted in 2025 to reflect management’s commitment to improving the quality of reported earnings and increasing cash flows through increased rigor and focus on capitalized software investments. The target number of 2025 PSAs was determined by calculating the total number of shares to be granted, then allocating this pool of shares among the participants, as described below under “Equity Grant Practices.” The eligible NEOs will earn 50% of their target award if the Company’s cumulative Adjusted Operating Cash Flows are 87% of target, 100% of their target award if the Company’s cumulative Adjusted Operating Cash Flows are 100% of target, and 200% of their target award if the Company’s cumulative Adjusted Operating Cash Flows are 118% or more of target. The Compensation Committee set the target Adjusted Operating Cash Flows at a level that aligned with the Company’s long-term strategic plan and reflected a reasonably difficult level to achieve. The Company linearly interpolates between these threshold, target and maximum award amounts.

The Compensation Committee approved grants of performance share awards to the NEOs as follows:

Name	Target Number of 2025 PSAs	Target Value of 2025 PSAs
Christopher L. Fowler	33,917	$930,000
Vinay Bassi	21,882	$600,000
David Harse	8,753	$240,000
Merideth Wilson(1)	11,160	$306,000
Kevin Plessner	4,477	$122,760
Dawn M. Severance(2)	7,582	$207,900
Wes D. Cronkite(3)	7,888	$216,300

(1)	Includes a one-time sign-on award of 2,188 performance shares (at target level), with a target value of $60,000.
(2)

Pursuant to Ms. Severance’s Executive Severance Agreement (described below), she is eligible to receive a pro rata portion of her outstanding performance share awards based on the degree of attainment of the applicable performance goals at the end of the applicable performance period. As Ms. Severance’s employment with the Company terminated as of October 31, 2025, she remains eligible to receive approximately 28% of the target number of PSAs set forth above. The remaining PSAs have been forfeited.

(3)

Pursuant to Mr. Cronkite’s Executive Severance Agreement (described below), he is eligible to receive a pro rata portion of his outstanding performance share awards based on the degree of attainment of the applicable performance goals at the end of the applicable performance period. As Mr. Cronkite’s employment with the Company terminated as of December 5, 2025, he remains eligible to receive approximately 31% of the target number of PSAs set forth above. The remaining PSAs have been forfeited.

The Compensation Committee will apply a “TSR Modifier” (as hereinafter defined) to the number of performance shares earned to arrive at the final number of shares to be issued. The “TSR Modifier” is based on the Company’s total shareholder return (“TSR”) relative to the Russell 2000 Index for the performance period. If the Company’s TSR is in the top quartile of this index, the number of performance shares earned for the period will be adjusted upward by 25% to reward relative outperformance against the index. Conversely, if the Company’s TSR is in the bottom quartile of this index, the number of performance shares earned for the period will be adjusted downward by 25% to further align compensation paid to our executives with returns generated for our stockholders. However, the total number of performance shares ultimately issued cannot exceed 200% of target.

Time-Based Restricted Stock – 40% of Long-term Incentive Grants

On March 13, 2025, the Compensation Committee granted time-based restricted stock awards to the NEOs, with one-third of the shares vesting on each of the first three anniversaries of the date of grant, commencing on March 13, 2026. In order to vest in 100% of the shares, the executive must remain employed by the Company on each vesting date. The individual grants of time-based restricted stock for the NEOs were as follows:

Name	Number of Restricted Shares	Target Value of Award
Christopher L. Fowler	22,611	$620,000
Vinay Bassi	14,588	$400,000
David Harse	5,835	$160,000
Merideth Wilson(1)	7,440	$204,000
Kevin Plessner	2,985	$81,840
Dawn M. Severance(2)	5,055	$138,600
Wes D. Cronkite(3)	5,259	$144,200

(1)	Includes a one-time sign-on award of 1,459 shares of restricted stock, with a target value of $40,000. The shares will vest on each of the first three anniversaries of the date of grant.

(2)
Pursuant to Ms. Severance’s Executive Severance Agreement (described below), she is eligible for continued vesting of her outstanding unvested shares of restricted stock during the period in which she is subject to non-competition
and
non-solicitation
covenants, or through October 31, 2026. The shares of restricted stock that remain unvested as of that date will be forfeited.

(3)
Pursuant to Mr. Cronkite’s Executive Severance Agreement (described below), he is eligible for continued vesting of his outstanding unvested shares of restricted stock during the period in which he is subject to non-competition
and
non-solicitation
covenants, or through December 5, 2026. The shares of restricted stock that remain unvested as of that date will be forfeited.

2023 Performance Share Awards – Actual Results
In March 2023, the Compensation Committee granted performance share awards to each executive officer of the Company, including our NEOs, with the actual number of performance shares to be earned based on the Company’s cumulative growth in Adjusted EPS (as defined below)
over a three-year performance period. The final payout was 0% of target, so these performance share awards were forfeited.
“Adjusted EPS” is
a non-GAAP financial
measure and consists of GAAP net income as reported, adjusted for the after-tax effects
of (i) acquisition-related amortization; (ii) stock-based compensation expense (including any adjustments for excess or deficient tax benefits);
(iii) non-recurring expenses
and transaction-related costs;
and (iv) non-cash charges
to interest expense and other, divided by weighted shares outstanding (diluted) in the applicable period.
Equity Grant Practices
Overview
. As discussed above, the Compensation Committee has made regular grants of equity in order to incentivize performance and have retentive effect. All such equity awards are made under the 2019 Incentive Plan. Future awards may be granted as a combination of (i) performance-based equity awards that incorporate performance metrics aligning with the Company’s long-term strategy and (ii) time-based restricted stock awards to enhance retention and alignment with stockholder interests.
Our practice in granting equity has been to determine the total number of shares to be granted under the 2019 Incentive Plan in a certain year based on the estimated expense to the Company of the awards and the earnings per share impact of that expense, as well as the total number of shares available for grant under the 2019 Incentive Plan. The Compensation Committee then allocates this pool of shares among the participants based on level and performance and considerations such as retention and competitive compensation levels. We do not select grant dates based upon the public release of material information about the Company, and the proximity of the grant date of any award to the date on which we announce such information is coincidental.
Timing of Equity Grants
. We generally grant equity awards in the first quarter of our fiscal year, however, we do not grant stock options or similar awards as part of our equity grants, only shares of time-based restricted stock and performance share awards. In special circumstances, including the hiring or promotion of an individual or where the Committee determines it is in the best interest of the Company, the Committee may approve grants of equity awards at other times. The Committee does not take into account material nonpublic information in determining the timing and terms of equity-based awards, and we have not timed the disclosure of material nonpublic information for the purposes of affecting the value of executive compensation. No stock options were issued to executive officers in 2025 during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public
information and ending one business day after the filing or furnishing of such report with the SEC.
Employment and Other Arrangements
Employment Agreement with Mr.
 Fowler
.
On July 1, 2022, the Company entered into an employment agreement with Mr. Fowler (the “Employment Agreement”), concurrently with his appointment as the Company’s President and Chief Executive Officer. The Employment Agreement provided for an initial annual base salary of $600,000 and provides that Mr. Fowler is eligible to receive an annual bonus. Mr. Fowler is eligible to participate in the 2019 Incentive Plan and is entitled to participate in all employee benefit plans, practices, and programs maintained by the Company, as in effect from time to time, on a basis which is no less favorable than is provided to other similarly situated executives of the Company, to the extent consistent with applicable law and the terms of the applicable plans.

The Employment Agreement may be terminated by either party at any time and for any reason upon thirty (30) days’ advance written notice. Under the terms of the Employment Agreement, Mr. Fowler is eligible for specified termination payments and benefits in the event of a termination of Mr. Fowler’s employment (i) due to his death or disability, (ii) by Mr. Fowler without good reason, by the Company for cause, or upon a non-renewal of the Employment Agreement by Mr. Fowler, (iii) by Mr. Fowler for good reason, by the Company without cause, or upon a non-renewal of the Employment Agreement by the Company, or (iv) by Mr. Fowler for good reason, by the Company without cause, or upon a non-renewal of the Employment Agreement by the Company within twelve (12) months following a change of control of the Company, subject to his execution and non-revocation of a release of claims in the Company’s favor and his compliance with confidentiality, non-competition, non-solicitation, non-disparagement and other covenants, all as more specifically provided for in the Employment Agreement and described below under “Potential Payments Upon Termination or Change-in-Control.” The Company believes that the severance payments and benefits payable under the Employment Agreement are consistent with industry practice.

Executive Severance Agreements with Certain Executive Officers. The Company has entered into an Executive Severance Agreement (the “Severance Agreement”) with the NEOs other than Mr. Fowler (each, an “Executive”). The purposes of the Severance Agreements are to standardize the compensation arrangements among the Company’s senior management team and to aid in the Company’s attraction and retention of executive-level talent, as well as to enhance protections for the Company in connection with executive transitions. Under the Severance Agreement, in the event the Executive is terminated by the Company without “Cause” (as defined in the Severance Agreement), other than within 12 months following a “Change in Control” (as defined in the Severance Agreement) of the Company, the Executive will be eligible to receive, in addition to any accrued but unpaid amounts or benefits, (i) 12 months of equal installment payments which are in the aggregate equal to one times the sum of the Executive’s base salary and target bonus for the year in which the termination event occurs; (ii) up to 12 months of reimbursements for medical and/or dental continuation coverage; (iii) continued vesting of the Executive’s outstanding unvested shares of restricted stock during the period in which the Executive is subject to non-competition and non-solicitation covenants; and (iv) a pro rata portion of the Executive’s outstanding cash incentive awards and performance share awards to be calculated in the manner set forth in the applicable award agreements based on the degree of attainment of the applicable performance goals at the end of the applicable performance period, with the amount of the awards, if any, to be pro-rated based on the number of days that the Executive was employed by the Company during the performance period.

The Board determined Ms. Severance’s termination of employment as of October 31, 2025 and Mr. Cronkite’s termination of employment as of December 5, 2025 each to be without “Cause” (as defined in the Severance Agreement), and, as such, each of Ms. Severance and Mr. Cronkite will receive the amounts set forth above, as reflected below under “Potential Payments Upon Termination or Change-in-Control.”

The Severance Agreement further provides that, in the event the Executive is terminated by the Company without Cause within 12 months following a Change in Control of the Company, the Executive will be eligible to receive, in addition to any accrued but unpaid amounts or benefits, (i) a lump sum payment equal to one and one-half (1 1⁄2) times the sum of the Executive’s base salary and target bonus for the year in which the termination event occurs; and (ii) up to 12 months of reimbursements for medical and/or dental continuation coverage. The Executive’s receipt of severance payments and benefits is subject to the Executive’s execution and non-revocation of a release of claims in the Company’s favor and compliance with confidentiality, non-disparagement and other covenants, all as more specifically provided for in the Severance Agreement. Additionally, the Executive’s receipt of severance payments and benefits is subject to the Executive’s compliance with non-competition and non-solicitation covenants for 12 months following the termination event.

Perquisites and Other Benefits

The Company limits the perquisites provided to our executive officers. Our policy is generally to not provide perquisites to executives, in part because we believe that they do not effectively incentivize management to improve the financial performance of the Company. Accordingly, our executives are entitled to few benefits, including housing expenses for a corporate apartment, that are not otherwise available to all of our employees. Additionally, we do not maintain any pension or defined benefit plans for the benefit of our executive officers.

Our executive officers, including the NEOs, are eligible to participate in the Company’s 401(k) plan on the same terms as all of our employees. The plan allows eligible employees to contribute up to 60% of their pre-tax earnings up to the statutory limit prescribed by the Internal Revenue Service. The Company matches a discretionary amount determined by the Board of Directors. In 2025, we matched employee contributions up to $2,000 per employee. Our executive officers, including the NEOs, also participate in our other benefit plans on the same terms as our other employees. These plans include medical and dental insurance, life insurance and long-term disability insurance.

Clawback Policy
Time-based restricted stock awards, performance-based cash bonus awards and performance-based share awards granted under the Plans are subject to recovery or adjustment by the Company as may be required pursuant to any law, government regulation or stock exchange listing requirement (or any policy adopted by the Company pursuant to any such law, government regulation or stock exchange listing requirement).
In October 2023, we adopted a Policy for the Recovery of Erroneously Awarded Compensation (the “Clawback Policy”), in compliance with the requirements of the Dodd-Frank Act, final SEC rules and applicable Nasdaq listing standards, which covers our current and former officers subject to Section 16 of the Exchange Act, including all of our NEOs. Under the Clawback Policy, if there is a restatement of our financial results, the Company will recover erroneously awarded incentive compensation from such officers during a three-year lookback period.
Recovery of Erroneously Awarded Compensation
Clawback Analysis Related to Original Form
10-K
On March 31, 2026, the Company filed the Original Form
10-K
disclosing that the financial statements included in the Original Form
10-K
reflected the corrections of errors to previously issued financial statements, and that the error corrections required a recovery analysis under the Clawback Policy. As disclosed in the Original Form
10-K,
during the preparation of the financial statements for the fiscal year ended December 31, 2025, the Company’s management identified immaterial misstatements affecting its previously issued consolidated financial statements as of and for the years ended December 31, 2024 and December 31, 2023 (collectively, the “2024 and 2023 Financial Statements”), and the condensed consolidated financial statements for the quarters ended March 31, June 30, and September 30, 2025. These misstatements were related primarily to the timing of revenue recognition and associated contract costs, and the recognition of capitalized software development costs, as well as other unrelated immaterial misstatements. As a result, the Company made revisions to the 2024 and 2023 Financial Statements, filed within the Original Form
10-K,
in order to recognize such revenues and costs in the appropriate fiscal year. The Company assessed the materiality of these errors on the prior period consolidated financial statements and concluded, based on quantitative and qualitative analysis, that these errors were not material to the Company’s consolidated financial statements for the 2025, 2024, and 2023 fiscal years or any interim periods therein. The Company’s Audit Committee concluded on March 28, 2026 that the 2024 and 2023 Financial Statements should be revised in the Original Form
10-K.
In accordance with SEC rules and Nasdaq listing standards, the Clawback Policy applies to incentive-based compensation received on or after October 2, 2023. Any incentive-based compensation received prior to that date is not subject to recovery under the Clawback Policy. The Company performed a comprehensive analysis of (i) the impact of the revisions to the 2024 and 2023 Financial Statements on incentive-based compensation received by its officers (as defined in Rule
16a-1(f)
under the Exchange Act) covered by the Clawback Policy related to the 2024 and 2023 fiscal years, which officers included Mr. Fowler, Mr. Bassi, Mr. Dye, Ms. Severance and Mr. Cronkite, as well as two additional current officers (collectively, the “2025 Covered Officers”), and (ii) whether recovery of such incentive-based compensation was required under the Clawback Policy.
Based on the Company’s review of incentive-based compensation received by the 2025 Covered Officers on or after October 2, 2023, the Company determined that (i) no recovery was required for the performance share awards granted in 2021, 2022 and 2023, as no portion of those awards were earned irrespective of the corrections made to the 2024 and 2023 Financial Statements, (ii) no recovery was required for the 2023 performance-based cash bonuses, as the performance levels in 2023 increased as a result of the corrections made to the consolidated financial statements for the year ended December 31, 2023, and (iii) the corrections resulted in a lower level of Adjusted EBITDA, one of the financial measures used to calculate the 2024 performance-based cash bonuses (the “2024 Cash Bonuses”). As a result, a portion of the 2024 Cash Bonuses received by four of the 2025 Covered Officers was erroneously awarded and is subject to recovery under the Clawback Policy.
After giving effect to the adjustments discussed below under “
Clawback Analysis Related to 2024 Form 10
-
K
,” Ad
justed
EBITDA for 2024 was previously determined by the Compensation Committee to be $57.146 million and, following the correction, was determined to be to be $56.499 million. As a consequence of this reduction, the portion of the aggregate payouts to the 2025 Covered Officers under the 2024 Cash Bonuses that was attributable to Adjusted EBITDA was determined by the Compensation Committee to be 170% (resulting in a payout at 51% of target), rather than 178% (resulting in a payout at 54% of target). As a result of this reduction, the aggregate amount of erroneously awarded compensation was $28,988. Because the Compensation Committee made its determination as to erroneously awarded compensation in 2026, the Committee had not determined the amount of erroneously awarded compensation as of December 31, 2025, the end of the Company’s last completed fiscal year.

Clawback Analysis Related to 2024 Form
10-K
On March 17, 2025, the Company filed its Annual Report on Form
10-K
for the year ended December 31, 2024 (the “2024 Form
10-K”)
indicating that the consolidated financial statements included in the 2024 Form
10-K
reflected the corrections of errors to previously issued consolidated financial statements, and that the error corrections required a recovery analysis under the Clawback Policy. As disclosed and discussed in detail in the 2024 Form
10-K,
during the year ended December 31, 2024, the Company reversed revenue from customers that was recognized improperly in the prior year. The Company assessed the materiality of this error on the Company’s previously issued consolidated financial statements for the 2023 fiscal year, and concluded that this error was not material to the Company’s consolidated financial statements for the 2023 fiscal year or any interim periods therein. Accordingly, the Company made revisions in the 2024 Form
10-K
to certain line items in the consolidated financial statements for the 2023 fiscal year. The Audit Committee of the Board of Directors determined on March 17, 2025 that the consolidated financial statements for the 2023 fiscal year should be revised in the 2024 Form
10-K.
The Company performed a comprehensive analysis of (i) the impact of the revision to the consolidated financial statements for the 2023 fiscal year on incentive-based compensation received by its officers (as defined in Rule
16a-1(f)
under the Exchange Act) covered by the Clawback Policy related to the 2023 fiscal year, which included Mr. Fowler, Mr. Plessner, Ms. Severance and Mr. Cronkite, as well as three former officers (collectively, the “2024 Covered Officers”), and (ii) whether recovery of such incentive-based compensation was required under the Clawback Policy.
Based on the Company’s review of incentive-based compensation received by the 2024 Covered Officers on or after October 2, 2023, the Company determined that (i) no recovery was required for the performance share awards granted in 2021 and 2022 (each of which had a three-year performance period that included the 2023 fiscal year), as those awards were paid out at 0%, and (ii) the correction resulted in a lower level of growth in recurring revenue between 2022 and 2023 (“Recurring Revenue Growth”), one of the financial reporting measures used to calculate the 2023 annual performance-based cash bonuses (the “2023 Cash Bonuses”). As a result, a portion of the 2023 Cash Bonuses received by each of the 2024 Covered Officers was erroneously awarded and is subject to recovery under the Clawback Policy.
“Recurring revenue” is defined as the total amount of all revenue for which contractual terms and application of GAAP result in a pattern of revenue recognition that is reasonably expected to repeat in future periods. Recurring Revenue Growth for 2023 was previously determined by the Compensation Committee to be 4.0% and, following the correction, was determined to be 2.8%. As a consequence of this reduction, the portion of the aggregate payouts to the 2024 Covered Officers under the 2023 Cash Bonuses that was attributable to Recurring Revenue Growth was determined by the Compensation Committee to be 0% (resulting in a payout at 0% of target), rather than 76% (resulting in a payout at 14% of target), resulting in aggregate erroneously awarded compensation attributable to Recurring Revenue Growth of $162,621.
The compensation erroneously awarded pursuant to the 2023 Cash Bonuses was paid to the 2024 Covered Officers in cash, net of tax withholding, on February 5, 2024. The Compensation Committee determined in March 2025 to recover the full gross amount of such erroneously awarded compensation from the 2024 Covered Officers in accordance with the Clawback Policy and all such erroneously awarded compensation has been recovered.
Equity Ownership and Retention Requirements for Executive Officers
The Board of Directors has always encouraged the Company’s executive officers to have a financial stake in the Company, and the officers have generally owned shares of our common stock. Under the current stock ownership policy, the Chief Executive Officer should acquire and beneficially own shares of the Company’s common stock valued at five (5) times such individual’s annual base salary. Each other executive officer should acquire and beneficially own shares of the Company’s common stock valued at two (2) times such individual’s annual base salary. Current executive officers have five years from the date of his or her designation by the Board as an executive officer to satisfy this guideline. Additionally, officers are required to retain 100% of the net shares (as defined in the amended Corporate Governance Guidelines) obtained through the Company’s equity plans beginning on the one-year
anniversary of the date of his or her designation by the Board as an executive officer until the stock ownership guidelines are achieved.
As with the stock ownership guidelines for the Company’s
non-employee
directors, the minimum number of shares to be held by an executive officer will be calculated on the first trading day of each calendar year based on the fair market value of such shares (a “Determination Date”). If an executive officer satisfies the ownership requirement as of a Determination

Date within five years from the date of such individual’s designation, the officer will be deemed to be in compliance with the ownership requirement so long as he or she continues to own not less than the number of shares required to be owned on such Determination Date. If the number of shares that an officer should own is increased as a result of an increase in the amount of such officer’s annual base salary, the officer will have five years from the effective date of the increase to attain the increased level of ownership. For purposes of meeting the ownership guidelines, the following categories of stock are counted: (i) shares owned directly, (ii) shares owned indirectly (e.g., by a spouse, minor children or a trust), and (iii) time-based restricted stock. However, unexercised stock options and unearned performance shares, if any, are not counted toward meeting the guidelines.

All of the Company’s executive officers currently satisfy the stock ownership guidelines, consistent with the applicable time periods the executive officers have to achieve the required ownership levels. The Corporate Governance Guidelines contain these requirements and are available on our website at http://investors.trubridge.com under “Corporate Governance.”

Tax and Accounting Implications

Tax Deductibility of Executive Compensation. Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), limits the tax deductibility of compensation in excess of $1 million paid to certain of the Company’s officers whose compensation is required to be disclosed to our stockholders under the Exchange Act. The 2017 Tax Cuts and Jobs Act, which was signed into law on December 22, 2017 (the “Tax Act”), repealed an exception to the $1 million deduction limit applicable to qualified performance-based compensation, and as a result, all compensation in excess of $1 million paid to specified executives is not deductible. The Compensation Committee may consider the deductibility of awards as one of many factors in determining executive compensation and believes it is important to preserve flexibility in administering its compensation program in a manner designed to promote varying corporate goals. Accordingly, where it is deemed necessary and in the best interests of the Company, the Compensation Committee may approve compensation that is not deductible by the Company for tax purposes.

Accounting for Stock-Based Compensation. The Company accounts for stock-based payments, including under its Plans, in accordance with the requirements of the FASB Accounting Standards Codification Topic 718, Compensation – Stock Compensation.

Section 409A of the Code (“Section 409A”). The Company designs, awards and implements its compensation arrangements to be exempt from or fully comply with Section 409A and accompanying regulations.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Amendment No.1. Based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No.1.

COMPENSATION COMMITTEE

Amy K. O’Keefe, Chairperson
Mark V. Anquillare
Jerry G. Canada
Christopher T. Hjelm
Damien Leonard

Summary Compensation Table

The following table summarizes the total compensation paid to or earned by each of the Company’s NEOs for the fiscal years ended December 31, 2025, 2024 and 2023. Additional information about our executive compensation program can be found in the Compensation Discussion and Analysis contained in this Amendment No. 1.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($) (1)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)		Total ($)
Christopher L. Fowler President and CEO	2025 2024 2023	618,000 618,000 614,539		-0- -0- -0-		1,724,670 1,292,621 1,625,994		-0- -0- -0-	584,010 451,140 -0-	-0- -0- -0-	2,000 2,000 2,000		2,928,681 2,363,761 2,242,533
Vinay Bassi (4) Chief Financial Officer	2025 2024	500,000 492,308		-0- 450,000	(5)	1,112,700 853,128		-0- -0-	327,000 234,000	-0- -0-	1,750 33,001	(6)	1,941,450 2,062,437	(6)
David Harse (7) General Manager Patient Care	2025	395,192		-0-		445,081		-0-	206,000	-0-	700		1,054,973
Merideth Wilson (8) General Manager Financial Health	2025	402,116		50,000	(9)	567,486	(10)	-0-	192,700	-0-	15,250		1,250,102
Kevin Plessner (11) General Counsel, Secretary and Corporate Compliance Officer	2025	303,269		-0-		227,665		-0-	132,680	-0-	900		664,514
Dawn M. Severance (12) Former Chief Sales Officer	2025 2024 2023	410,977 578,236 753,123	(13) (14) (15)	-0- -0- -0-		385,554 358,321 361,062		-0- -0- -0-	183,649 210,000 -0-	-0- -0- -0-	82,269 2,000 2,000		1,062,449 1,151,437 1,116,185
Wes D. Cronkite (16) Former Chief Technology & Innovation Officer	2025 2024 2023	346,635 360,500 358,481		-0- -0- -0-		401,114 521,908 525,198		-0- -0- -0-	107,142 136,990 -0-	-0- -0- -0-	600 1,400 1,500		855,491 1,020,799 885,179

(1)

The amounts reported represent the aggregate grant date fair value of time-based restricted stock and performance share awards (“PSAs”), calculated in accordance with FASB ASC Topic 718, rather than the amount paid to or realized by the NEO. The grant date fair value of the PSAs granted in 2025, 2024 and 2023 is based upon the probable outcome of the performance conditions as of the grant date, calculated by multiplying the target number of performance shares by the closing price of the Company’s stock on the date of grant less the present value of the expected dividends not received during the relevant period, as well as a Monte Carlo simulation applicable to the TSR Modifier ($32.57 for the PSAs granted to the NEOs in 2025, $10.60 for the PSAs granted to the NEOs in 2024 and $31.21 for the PSAs granted to the NEOs in 2023). The maximum value of the PSAs granted to the NEOs in 2025 (calculated by multiplying the maximum number of performance shares by the grant date fair value, or $32.57) is $2,209,353 for Mr. Fowler, $1,425,393 for Mr. Bassi, $570,170 for Mr. Harse, $726,962 for Ms. Wilson, $291,632 for Mr. Plessner, $493,891 for Ms. Severance and $513,824 for Mr. Cronkite. The maximum value of the PSAs granted to the NEOs in 2024 (calculated by multiplying the maximum number of performance shares by the grant date fair value, or $10.60) is $1,585,251 for Mr. Fowler, $1,046,262 for Mr. Bassi, $439,434 for Ms. Severance and $640,049 for Mr. Cronkite. The maximum value of the PSAs granted in 2023 (calculated by multiplying the maximum number of performance shares by the grant date fair value, or $31.21) is $2,001,997 for Mr. Fowler, $444,555 for Ms. Severance and $646,671 for Mr. Cronkite. See Note 9 to the consolidated financial statements in the Company’s Form 10-K for each of the years ended December 31, 2025, December 31, 2024, and December 31, 2023 for the assumptions made in determining the grant date fair values. There can be no assurance that the grant date fair value of these awards will ever be realized.

(2)

The amounts reported represent compensation earned pursuant to annual cash incentive awards granted under the Plans. The annual cash incentive awards are based on pre-established, performance-based targets and, therefore, are reportable as “Non-Equity Incentive Plan Compensation” rather than as “Bonus.” For a description of the annual cash incentive awards, see “Elements Used to Achieve Compensation Objectives—Annual Performance-Based Cash Bonuses” beginning on page 20. In 2023, the Company reported Ms. Severance’s sales commissions and incentive payments in the “Salary” column; however, the Company determined that, for 2024 and 2025, it was more appropriate to report the portion of Ms. Severance’s performance-based cash bonus that was based on the Company’s Adjusted EBITDA as “Non-Equity Incentive Plan Compensation.” See “Elements Used to Achieve Compensation Objectives—Annual Performance-Based Cash Bonuses—Performance-Based Cash Bonus for Former Chief Sales Officer” beginning on page 23 for more information.

Pursuant to Ms. Severance’s Executive Severance Agreement and Mr. Cronkite’s Executive Severance Agreement, the amount reported for 2025 for each of Ms. Severance and Mr. Cronkite represents a pro rata portion of their respective performance-based cash bonus based on the degree of attainment of the applicable performance goals at the end of the performance period. As Ms. Severance’s employment with the Company terminated as of October 31, 2025, she was eligible to receive approximately 83% of her performance-based cash bonus. As Mr. Cronkite’s employment with the Company terminated on December 5, 2025, he was eligible to receive approximately 93% of his performance-based cash bonus.

Amounts in this column for 2024 include erroneously awarded compensation that was subject to recovery under the Clawback Policy as a result of corrections of the Company’s previously issued consolidated financial statements, which amounts the Company is in the process of recovering.

Amounts in this column for 2023 exclude erroneously awarded compensation that was subject to recovery under the Clawback Policy as a result of corrections of the Company’s previously issued consolidated financial statements in the following amounts: Mr. Fowler $64,256; Mr. Plessner $11,754; and Mr. Cronkite $20,545.

(3)	The following table describes each component in the “All Other Compensation” column:

Name	Year	401(k) Contributions ($)	Severance Payments ($) (a)	Other ($) (b)	Total ($)
Christopher L. Fowler	2025 2024 2023	2,000 2,000	-0- -0- -0-	-0- -0- -0-	2,000 2,000 2,000
Vinay Bassi	2025 2024	500 -0-	-0- -0-	1,250 33,001	1,750 33,001
David Harse	2025	700	-0-	-0-	700
Merideth Wilson	2025	-0-	-0-	15,250	15,250
Kevin Plessner	2025	900	-0-	-0-	900
Dawn M. Severance	2025 2024 2023	1,500 2,000 2,000	80,769 -0- -0-	-0- -0- -0-	82,269 2,000 2,000
Wes D. Cronkite	2025 2024 2023	600 1,400 1,500	-0- -0- -0-	-0- -0- -0-	600 1,400 1,500

(a)

Represents aggregate severance payments received. For Ms. Severance, the amount reported in 2025 includes a portion of her salary and target bonus for 2025 and reimbursements for medical and/or dental continuation coverage. For the full amount of severance payments to which Ms. Severance is entitled, see “Potential Payments Upon Termination or Change in Control” below. Pursuant to his Executive Severance Agreement, Mr. Cronkite did not receive any severance payments in 2025 but is entitled to the severance payments described in “Potential Payments Upon Termination or Change-in-Control” below.

(b)	Represents housing expenses for a corporate apartment the Company provides to the individual when such individual is at the Company’s headquarters in Mobile, Alabama.

(4)	Mr. Bassi was not a NEO of the Company in 2023.
(5)

Mr. Bassi received a one-time sign-on bonus of $450,000, which was previously subject to pro-rata repayment in the event of certain types of termination of Mr. Bassi’s employment within one (1) year of his start date, pursuant to a Cash Retention Agreement in connection with the commencement of his employment with the Company on January 1, 2024.

(6)

Mr. Bassi’s compensation in 2024 has been corrected to include $33,001 in housing expenses for a corporate apartment the Company provided to Mr. Bassi when Mr. Bassi was at the Company’s headquarters in Mobile, Alabama that was inadvertently omitted from the previous year’s Summary Compensation Table.

(7)	Mr. Harse was not a NEO of the Company in 2024 or 2023.
(8)	Ms. Wilson was not a NEO of the Company in 2024 or 2023.
(9)	Ms. Wilson received a one-time sign-on bonus of $50,000.
(10)	The amount reported for Ms. Wilson includes a one-time sign-on grant of 1,459 shares of time-based restricted stock and 2,188 PSAs.
(11)	Mr. Plessner was not a NEO of the Company in 2024 or 2023.
(12)	Ms. Severance’s employment with the Company terminated effective October 31, 2025.
(13)

As described above in footnote (2), $108,092 of this amount represents sales commissions earned by Ms. Severance during 2025, a portion of which was guaranteed. In 2025, the portion of her performance-based cash bonus that was based on the Company’s Adjusted EBITDA was reported as “Non-Equity Incentive Plan Compensation.”

(14)

As described above in footnote (2), $228,145 of this amount represents sales commissions earned by Ms. Severance during 2024, a portion of which was guaranteed. In 2024, the portion of her performance-based cash bonus that was based on the Company’s Adjusted EBITDA was reported as “Non-Equity Incentive Plan Compensation.”

(15)	$403,123 of this amount represents sales commissions and incentive payments earned by Ms. Severance during 2023, a portion of which was guaranteed.
(16)	Mr. Cronkite’s employment with the Company terminated effective December 5, 2025.

Grants of Plan-Based Awards in 2025

The following table provides certain information regarding the annual cash incentive, performance share and restricted stock awards granted to our NEOs pursuant to the Plans during the fiscal year ended December 31, 2025. From and after the effective time of the proposed Merger, the Company’s common stock will no longer be outstanding, and the various equity awards outstanding immediately prior to the effective time of the proposed Merger will be treated as set forth in the Merger Agreement, which will be described in a special meeting proxy statement relating to the proposed Merger.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)				All Other Stock Awards: Number of Shares of Stock or Units (#) (3)		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (4)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)		Maximum (#)
Christopher L. Fowler	3/13/2025	278,100	556,200	1,112,400	—	—		—	—		—	—	—
	3/13/2025	—	—	—	16,959	33,917		67,834	—		—	—	1,104,677
	3/13/2025	—	—	—	—	—		—	22,611		—	—	619,994
Vinay Bassi	3/13/2025	150,000	300,000	600,000	—	—		—	—		—	—	—
	3/13/2025	—	—	—	10,941	21,882		43,764	—		—	—	712,697
	3/13/2025	—	—	—	—	—		—	14,588		—	—	400,003
David Harse	3/13/2025	100,000	200,000	400,000	—	—		—	—		—	—	—
	3/13/2025	—	—	—	4,377	8,753		17,506	—		—	—	285,085
	3/13/2025	—	—	—	—	—		—	5,835		—	—	159,996
Merideth Wilson	3/13/2025	102,500	205,000	410,000	—	—		—	—		—	—	—
	3/13/2025	—	—	—	4,486	8,972		17,944	—		—	—	292,218
	3/13/2025	—	—	—	1,094	2,188	(5)	4,376	—		—	—	71,263
	3/13/2025	—	—	—	—	—		—	5,981		—	—	163,999
	3/13/2025	—	—	—	—	—		—	1,459	(6)	—	—	40,006
Kevin Plessner	3/13/2025	62,000	124,000	248,000	—	—		—	—		—	—	—
	3/13/2025	—	—	—	2,239	4,477		8,954	—		—	—	145,816
	3/13/2025	—	—	—	—	—		—	2,985		—	—	81,849
Dawn M. Severance	3/13/2025	105,000	210,000	420,000	—	—		—	—		—	—	—
	3/13/2025	—	—	—	3,791	7,582		15,164	—		—	—	246,946
	3/13/2025	—	—	—	—	—		—	5,055		—	—	138,608
Wes D. Cronkite	3/13/2025	72,100	144,200	288,400	—	—		—	—		—	—	—
	3/13/2025	—	—	—	3,944	7,888		15,776	—		—	—	256,912
	3/13/2025	—	—	—	—	—		—	5,259		—	—	144,202

(1)

The amounts shown in these columns reflect the threshold, target and maximum amounts potentially payable to each NEO under our annual cash incentive plan. The actual amount earned in 2025 by each NEO that received an annual cash incentive award is reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table on page 31. For Ms. Severance, this amount reflects the target amount of her performance-based cash bonus that was based on the Company’s achievement against its budgeted 2025 Adjusted EBITDA.

(2)	The amounts shown in these columns reflect the threshold, target and maximum amounts potentially payable to each NEO who received PSAs pursuant to the 2019 Incentive Plan.
(3)

The amounts shown in this column reflect the number of shares of time-based restricted stock granted to each NEO on March 13, 2025 pursuant to the 2019 Incentive Plan. Each restricted stock award vests in three annual installments of one-third each on the first three anniversaries of the grant date. The NEOs are entitled to the receipt of dividends declared on our common stock at the same rate and on the same terms as our other stockholders.

(4)

With respect to the time-based restricted stock granted to each NEO, the value shown in this column is the grant date fair value of the full award. With respect to the PSAs granted to each NEO, the value shown in this column is the grant date fair value of the target award, calculated by multiplying the target number of performance shares by the closing price of the Company’s stock on the date of grant less the present value of the expected dividends not received during the relevant period, as well as a Monte Carlo simulation applicable to the TSR Modifier (or $32.57 for the PSAs granted to the NEOs in 2025). See Note 9 to the consolidated financial statements in the Original Form 10-K for the assumptions made in determining the grant date fair value. There can be no assurance that the grant date fair value will ever be realized.

(5)	The amount reflects the target number of PSAs awarded to Ms. Wilson as a one-time sign-on grant.
(6)	The amount reflects the number of shares of time-based restricted stock awarded to Ms. Wilson as a one-time sign-on grant.

Outstanding Equity Awards at 2025 Fiscal Year-End

The following table sets forth information regarding the number of shares of unvested restricted stock and unearned performance share awards held by our NEOs as of December 31, 2025. There were no stock options outstanding for our NEOs at December 31, 2025. From and after the effective time of the proposed Merger, the Company’s common stock will no longer be outstanding, and the various equity awards outstanding immediately prior to the effective time of the proposed Merger will be treated as set forth in the Merger Agreement, which will be described in a special meeting proxy statement relating to the proposed Merger.

Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Stock Awards Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
Christopher L. Fowler	3/7/2023	7,128 (2)	157,315
	3/15/2024	33,233 (2)	733,452
	3/15/2024			149,552 (3)	3,300,613
	3/13/2025	22,611 (2)	499,025
	3/13/2025			67,834 (4)	1,497,096
Vinay Bassi	3/15/2024	21,934 (2)	484,083
	3/15/2024			98,704 (3)	2,178,397
	3/13/2025	14,588 (2)	321,957
	3/13/2025			43,764 (4)	965,871
David Harse	3/7/2023	1,283 (2)	28,316
	3/15/2024	7,478 (2)	165,039
	3/15/2024			33,650 (3)	742,656
	3/13/2025	5,835 (2)	128,778
	3/13/2025			17,506 (4)	386,357
Merideth Wilson	3/13/2025	7,440(2) (5)	164,201
	3/13/2025			22,320 (4) (6)	492,602
Kevin Plessner	3/7/2023	828 (2)	18,274
	3/15/2024	4,826 (2)	106,510
	3/15/2024			21,714 (3)	479,228
	3/13/2025	2,985 (2)	65,879
	3/13/2025			8,954 (4)	197,615
Dawn M. Severance (7)	3/7/2023	1,583 (2)	34,937
	3/15/2024	4,606 (2)	101,654
	3/15/2024			25,342 (3)	559,298
	3/13/2025	1,685 (2)	37,188
	3/13/2025			4,210 (4)	92,915
Wes D. Cronkite (8)	3/7/2023	2,302 (2)	50,805
	3/15/2024	6,710 (2)	148,090
	3/15/2024			38,838 (3)	857,155
	3/13/2025	1,753 (2)	38,689
	3/13/2025			4,884 (4)	107,790

(1)	The market value is based on the closing price of our common stock on Nasdaq on December 31, 2025, the last trading day of 2025, of $22.07, multiplied by the number of shares.
(2)	These shares of time-based restricted stock vest in three annual installments of one-third each on each anniversary of the date of grant.
(3)

These unearned PSAs granted on March 15, 2024 are eligible to be earned based on the Company’s performance over a three-year performance period (2024 – 2026). For a description of the PSAs granted in 2024, see the Definitive Proxy Statement on Schedule 14A filed on March 26, 2025. As the Company achieved an Adjusted Operating Cash Flows that exceeded the maximum performance level with respect to the first two years (2024 and 2025) of the three-year performance period, this amount reflects the maximum number of PSAs that each NEO is eligible to earn for the three-year performance period.

(4)

These unearned PSAs granted on March 13, 2025 are eligible to be earned based on the Company’s performance over a three-year performance period (2025 – 2027). For a description of the PSAs granted in 2025, see “Elements Used to Achieve Compensation Objectives—Long-Term Incentive Awards.” As the Company achieved an Adjusted Operating Cash Flows that exceeded the maximum performance level with respect to the first year (2025) of the three-year performance period, this amount reflects the maximum number of PSAs that each NEO is eligible to earn for the three-year performance period.

(5)	Includes a one-time sign on award of 1,459 shares of time-based restricted stock with a target value of $40,000.
(6)

Includes a one-time sign-on award of 4,376 performance shares (at maximum level) with a maximum value of $120,000. As described above in footnote (4), the amount reflects the maximum number of PSAs that Ms. Wilson is eligible to earn for the three-year performance period.

(7)

Pursuant to the terms of Ms. Severance’s Severance Agreement (described on page 26), she is eligible for continued vesting of her outstanding unvested shares of restricted stock during the Severance Restricted Period (as defined below under “Potential Payments Upon Termination or Change-in-Control”) and a pro rata portion of her outstanding PSAs. The amounts in this table reflect the unvested shares of restricted stock and outstanding PSAs that Ms. Severance remains eligible to receive.

(8)

Pursuant to the terms of Mr. Cronkite’s Severance Agreement (described on page 26), he is eligible for continued vesting of his outstanding unvested shares of restricted stock during the Cronkite Restricted Period (as defined below under “Potential Payments Upon Termination or Change-in-Control”) and a pro rata portion of his outstanding PSAs. The amounts in this table reflect the unvested shares of restricted stock and outstanding PSAs that Mr. Cronkite remains eligible to receive.

Option Exercises and Stock Vested in 2025

The following table reflects certain information with respect to shares of restricted stock that vested during the fiscal year ended December 31, 2025. No stock options were held or exercised by the NEOs during 2025.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Christopher L. Fowler	—	—	31,570	398,522
Vinay Bassi	—	—	10,967	308,173
David Harse	—	—	5,021	141,360
Merideth Wilson	—	—	—	—
Kevin Plessner	—	—	3,750	105,656
Dawn M. Severance	—	—	7,531	212,235
Wes D. Cronkite	—	—	10,908	307,397

(1)

The value realized upon the vesting of restricted shares is calculated based on the closing price of our common stock on Nasdaq on the applicable vesting date, or, if the vesting date was not a trading day, the next trading day, multiplied by the number of shares.

2019 Incentive Plan

The Board of Directors adopted on March 7, 2019, and the stockholders of the Company approved at the 2019 Annual Meeting of Stockholders, the 2019 Incentive Plan (as amended, the “2019 Incentive Plan”). The 2019 Incentive Plan replaced the 2014 Incentive Plan and the 2012 Amended and Restated Restricted Stock Plan for Non-Employee Directors (the “Prior Plans”). There are no outstanding awards granted under the Prior Plans and no additional grants will be made under the Prior Plans. At the 2025 Annual Meeting of Stockholders, the Company’s stockholders approved the second amendment and restatement of the 2019 Incentive Plan in order to increase the number of shares of common stock available for issuance to 3,935,000 shares.

The 2019 Incentive Plan is an omnibus incentive plan under which the Compensation Committee is able to grant time- and performance-based equity awards and performance-based cash incentive awards. The Board believes that it is important for the Company to maintain a flexible and comprehensive incentive plan to provide a means of enhancing and encouraging the recruitment and retention of those individuals on whom the success of the Company most depends. The purposes of the 2019 Incentive Plan are to promote the interests of the Company and our stockholders by providing a means of granting equity and equity-related incentives, as well as cash incentives, to employees, including officers, consultants and non-employee directors of the Company and our affiliates in order to provide an additional incentive to such individuals to work to increase the value of the Company’s common stock and to provide such individuals with a stake in the future of the Company that corresponds to the stake of each of the Company’s stockholders. A summary of the principal features of the 2019 Incentive Plan is provided below.

•	Eligibility: Persons eligible to participate in the 2019 Incentive Plan include all employees, including officers, consultants and non-employee directors of the Company and our affiliates.

•

Administration: Except as may otherwise be determined by the Board, the 2019 Incentive Plan is administered by the Compensation Committee of the Board, which committee shall have the authority to, among other things, grant awards under the 2019 Incentive Plan and prescribe the terms and conditions of such awards. The Compensation Committee may delegate administration of the 2019 Incentive Plan to a committee or committees of one or more members of the Board, provided, however, that such committee must consist of two or more non-employee directors, pursuant to Rule 16b-3 under the Exchange Act, unless otherwise determined by the Board.

•

Shares Available: A total of 3,935,000 shares of the Company’s common stock have been reserved for issuance under the 2019 Incentive Plan; provided that no more than 100,000 shares may be granted as incentive stock options. Shares of common stock available for distribution under the 2019 Incentive Plan may consist, in whole or in part, of authorized and unissued shares, treasury shares or shares reacquired by the Company, subject to the 2019 Incentive Plan. Any shares of common stock subject to an award that expires or is cancelled, forfeited or terminated without issuance of the full number of shares to which the award related prior to exercise or realization, either in full or in part, shall again become available for issuance under the plan in accordance with the terms of the 2019 Incentive Plan. The number of shares reserved for issuance under the 2019 Incentive Plan may be adjusted in the event of a stock or extraordinary cash dividend, stock split or reverse stock split, or an extraordinary corporate transaction, such as any recapitalization, reorganization, merger, consolidation, combination or exchange, or any other relevant change in capitalization.

•

Amendment and Termination: The Board may, at any time, and from time to time, amend or terminate the 2019 Incentive Plan; provided, however, that, except in certain limited circumstances (e.g., amendments relating to adjustments based upon changes in the common stock and amendments that the Board deems necessary or advisable to provide eligible participants with the maximum benefits provided or to be provided under the provisions of the Internal Revenue Code and the regulations promulgated thereunder), no amendment will be effective unless approved by the Company’s stockholders as may be required by applicable laws, stock exchange rules or other regulations. The 2019 Incentive Plan will automatically terminate on February 4, 2035.

Pension Benefits

The Company does not maintain any plans that provide for payments or other benefits to NEOs at, following, or in connection with their retirement.

Nonqualified Deferred Compensation

The Company does not maintain any defined contribution or other plans that provide for the deferral of compensation to NEOs on a basis that is not tax-qualified.

Potential Payments Upon Termination or Change-in-Control

Potential Payments for NEOs Who Remain Employed with the Company

The following table summarizes potential payments, rights and benefits to our NEOs (other than Ms. Severance and Mr. Cronkite) under contracts, agreements, plans or arrangements with the Company upon a termination of employment or change in control, assuming either event occurred on December 31, 2025. To the extent payments, rights and benefits are generally available to employees on a non-discriminatory basis, including benefits payable upon death or disability, they are excluded from this table. The amounts included in the tables below do not reflect the terms of the Merger Agreement, which was entered into after December 31, 2025. Information regarding amounts payable in connection with the proposed Merger will be available in a special meeting proxy statement relating to the proposed Merger.

The employment agreement with Mr. Fowler contains severance provisions pursuant to which he is entitled to certain payments or benefits upon a termination without “cause,” for “good reason,” or due to death, disability or the Company’s failure to renew the employment agreement in accordance with the terms thereof, as well as upon a termination without “cause” or for “good reason” following a “change in control” (as such terms are defined in the employment agreement). The other NEOs have entered into severance agreements pursuant to which they are entitled to certain payments or benefits upon a termination without “cause” or following a “change in control” (as such terms are defined in the severance agreements). See “Employment and Other Arrangements” beginning on page 25 for further information regarding such payments and benefits. Additionally, the award agreements pursuant to which time-based restricted stock, performance-based cash bonuses and performance shares have been granted under the 2019 Incentive Plan provide for accelerated vesting, payment or issuance, as applicable, of the outstanding awards upon various termination events or a change in control. See footnotes 1, 2 and 3 to the following table for details regarding the treatment of the outstanding awards upon such termination events or a change in control.

Due to the numerous factors involved in estimating these amounts, the actual value of benefits and amounts to be paid to our NEOs can only be determined upon an actual termination of employment or change in control. For example, under the 2019 Incentive Plan, the Compensation Committee may take various actions upon a change in control, and the amounts displayed in the tables below assume that the Compensation Committee would take no such action upon a change in control. As provided in Mr. Fowler’s employment agreement and the other NEOs’ severance agreements, in the event the executive breaches or violates the restrictive covenants contained therein or does not execute a release of claims in a form provided by the Company, certain of the amounts described below may be subject to forfeiture. See “Employment and Other Arrangements” beginning on page 25 for further information regarding such restrictions and requirements.

Name	Cash Payments ($)(1)	Accelerated Vesting of Unvested Restricted Stock ($)(2)	Accelerated Issuance of Unearned PSAs ($)(3)	Total ($)
Termination by the Company Without Cause (4)
Christopher L. Fowler	2,380,874	1,223,428	2,697,433	6,301,735
Vinay Bassi	1,128,038	591,410	1,772,897	3,492,344
David Harse	815,272	236,281	623,438	1,674,991
Merideth Wilson	824,029	44,008	164,201	1,032,237
Kevin Plessner	559,949	146,743	385,065	1,091,758
Termination by the NEO for Good Reason
Christopher L. Fowler	2,380,874	1,223,428	2,697,433	6,301,735
Vinay Bassi	—	—	—	—
David Harse	—	—	—	—
Merideth Wilson	—	—	—	—
Kevin Plessner	—	—	—	—
Termination Due to Death or Disability
Christopher L. Fowler	584,010	1,389,770	2,697,433	4,671,213
Vinay Bassi	327,000	806,041	1,772,897	2,905,937
David Harse	206,000	322,134	623,438	1,151,571
Merideth Wilson	192,700	132,001	164,201	488,901

Name	Cash Payments ($)(1)	Accelerated Vesting of Unvested Restricted Stock ($)(2)	Accelerated Issuance of Unearned PSAs ($)(3)	Total ($)
Kevin Plessner	132,680	190,663	385,065	708,408
Change in Control (5)
Christopher L. Fowler	—	157,293	—	157,293
Vinay Bassi	—	—	—	—
David Harse	—	28,316	—	28,316
Merideth Wilson	—	—	—	—
Kevin Plessner	—	18,274	—	18,274
Termination by the Company Without Cause or by the NEO for Good Reason in connection with a Change in Control (6)
Christopher L. Fowler	2,967,974	1,389,770	4,797,709	9,155,453
Vinay Bassi	1,528,038	806,041	3,144,269	5,478,347
David Harse	1,112,868	322,134	1,129,013	2,564,015
Merideth Wilson	1,127,587	132,001	492,602	1,752,190
Kevin Plessner	773,584	190,663	676,843	1,641,089

(1)	Cash Payments:

Termination by the Company Without Cause. Pursuant to his employment agreement, the cash severance for Mr. Fowler upon such a termination event represents an amount equal to one and one-half (1 1/2) times the sum of Mr. Fowler’s base salary and target bonus for the year in which the termination occurred, payable in equal installments for eighteen (18) months following the date of such termination. The cash payments due to Mr. Fowler upon such a termination event also include eighteen (18) months of reimbursements paid by the Company to Mr. Fowler for COBRA premiums paid by Mr. Fowler for such medical and dental continuation coverage, which reimbursement is limited to the employer portion of the monthly health and dental premium that the Company pays on behalf of active employees. This assumes Mr. Fowler timely and properly elects medical and dental continuation coverage under COBRA, as detailed in his employment agreement. Finally, the cash payments due to Mr. Fowler upon such a termination event also include the actual performance-based cash bonus that he received for the 2025 performance period, as he is entitled to a pro rata portion of his outstanding cash incentive award based on the actual attainment of performance goals under his employment agreement.

In the event of such a termination for a NEO other than Mr. Fowler, such individual would be entitled to receive an amount equal to one (1) times the sum of the NEO’s base salary and target bonus for the year in which the termination event occurred, payable in equal installments for twelve (12) months following the date of such termination. The cash payments due to each NEO upon such a termination event also include twelve (12) months of reimbursements paid by the Company to such NEO for COBRA premiums paid by such NEO for such medical and dental continuation coverage, which reimbursement is limited to the employer portion of the monthly health and dental premium that the Company pays on behalf of active employees. This assumes the NEO timely and properly elects medical and dental continuation coverage under COBRA, as detailed in his or her severance agreement. Each such individual would also be entitled to the actual performance-based cash bonus that he or she received for the 2025 performance period, as they are entitled to a pro rata portion of the outstanding cash incentive award based on the actual attainment of performance goals under their respective severance agreements.

Termination by the NEO for Good Reason. Pursuant to Mr. Fowler’s employment agreement, the cash severance for Mr. Fowler upon such a termination event would match the cash severance to which he is entitled in the event of a Termination by the Company Without Cause (as discussed above). The other NEOs are not entitled to any cash severance in connection with a Termination by the NEO for Good Reason.

Termination Due to Death or Disability. Pursuant to Mr. Fowler’s employment agreement, upon such a termination event, the treatment of his outstanding cash incentive awards would be determined in accordance with the 2019 Incentive Plan and the applicable award agreements. Each NEO (including Mr. Fowler) would be entitled to a pro rata portion of the outstanding cash incentive award based on the actual attainment of performance goals, so the table above reflects the actual performance-based cash bonus that each NEO earned for the 2025 performance period.

Change in Control. Neither Mr. Fowler nor any other NEO is entitled to any cash severance payments in the event of a Change in Control under Mr. Fowler’s employment agreement or the other NEOs’ severance agreements, respectively.

Termination by the Company Without Cause or by the NEO for Good Reason in connection with a Change in Control. Pursuant to his employment agreement, upon such a termination event, Mr. Fowler would be entitled to a lump sum payment equal to two (2) times the sum of his base salary and target bonus for the year in which the termination occurred, payable within seventy (70) days following the termination date. The cash payments due to Mr. Fowler upon such a termination event also include eighteen (18) months of COBRA reimbursements, as detailed above. Finally, the cash payments due to Mr. Fowler upon such a termination event also include the actual performance-based cash bonus that he received for the 2025 performance period.

In the event of such a termination for a NEO other than Mr. Fowler, pursuant to each NEO’s severance agreement, the NEO would be entitled to a lump sum payment equal to one and one-half (1 1⁄2) times the sum of the NEO’s base salary and target bonus for the year in which the termination event occurred, payable within seventy (70) days following the termination date. The cash payments due to these NEOs would also include up to twelve (12) months of COBRA reimbursements, as detailed above. Finally, the cash payments due to each NEO upon such a termination event also include the actual performance-based cash bonus that such NEO received for the 2025 performance period.

(2)	Accelerated Vesting of Unvested Restricted Stock:

Termination by the Company Without Cause. Pursuant to Mr. Fowler’s employment agreement and the other NEOs’ severance agreements, the amounts presented in this column for each NEO upon such a termination event reflect the value of the continued vesting of unvested shares of restricted stock for twelve (12) months (eighteen (18) months in the case of Mr. Fowler) following such termination, during which time the NEO would be subject to certain restrictive covenants as set forth in his or her employment agreement or severance agreement, as applicable.

Termination by the NEO for Good Reason. Pursuant to Mr. Fowler’s employment agreement, the amounts presented in this column for Mr. Fowler upon such a termination event reflect the value of the continued vesting of unvested shares of restricted stock for eighteen (18) months following such termination, during which time he would be subject to certain restrictive covenants as set forth in his employment agreement. The other NEOs are not entitled to continued vesting of unvested restricted stock in connection with a Termination by the NEO for Good Reason.

Termination Due to Death or Disability. Pursuant to Mr. Fowler’s employment agreement, upon such a termination event, the treatment of his outstanding equity awards would be determined in accordance with the 2019 Incentive Plan and the applicable award agreements. In the event of such a termination, each NEO (including Mr. Fowler) would be entitled to accelerated vesting of all unvested restricted stock.

Change in Control. Neither Mr. Fowler nor any other NEO is entitled to any accelerated vesting of outstanding equity in the event of a Change in Control under Mr. Fowler’s employment agreement or the other NEOs’ severance agreements, respectively. However, pursuant to the award agreements governing the outstanding time-based restricted stock awards granted in 2023, each NEO (including Mr. Fowler) would be entitled to accelerated vesting of all unvested restricted stock. The time-based restricted stock granted in 2024 and 2025 does not accelerate upon a Change in Control.

Termination by the Company Without Cause or by the NEO for Good Reason in connection with a Change in Control. Pursuant to Mr. Fowler’s employment agreement, upon such a termination event, the treatment of his outstanding equity awards would be determined in accordance with the 2019 Incentive Plan and the applicable award agreements. Pursuant to the award agreements governing the time-based restricted stock awards granted in 2023, each NEO (including Mr. Fowler) would have received accelerated vesting of all unvested restricted stock upon a Change in Control, as described above. The time-based restricted stock granted in 2024 and 2025 would not have accelerated upon a Change in Control, but would accelerate upon such a termination event in connection with a Change in Control.

These values have been determined based on the closing price of the Company’s common stock on NASDAQ on December 31, 2025, the last trading day of 2025 ($22.07), multiplied by the number of applicable shares.

(3)	Accelerated Issuance of Unearned PSAs:

Termination by the Company Without Cause. Pursuant to his employment agreement, the amounts presented in this column for Mr. Fowler upon such a termination event reflect a pro rata portion of his outstanding performance share awards based on the actual attainment of performance goals. The PSAs granted in 2023 (the “2023 PSAs”) were not earned based on Company performance, so they are not reflected in this table. The amounts reported in the table for the PSAs granted in 2024 or 2025 (the “Ongoing PSAs”) that would have been earned in the event of a termination of employment that occurred on December 31, 2025 assume that the Ongoing PSAs would be earned at the maximum level of achievement and are based on the product of (x) the maximum number of Ongoing PSAs granted to Mr. Fowler in 2024 or 2025, as applicable, (y) our closing stock price of $22.07 on December 31, 2025 and (z) a fraction, the numerator of which equals the number of days that Mr. Fowler was employed during the performance period and the denominator of which equals the total number of days in the performance period. The foregoing calculations of the pro rata portion of outstanding performance share awards is hereinafter referred to as the “Pro Rata PSA Calculations.”

In the event of a Termination by the Company Without Cause of a NEO, other than Mr. Fowler, such NEO would be entitled to a pro rata portion of the outstanding performance share awards pursuant to the Pro Rata PSA Calculations described above.

Termination by the NEO for Good Reason. Pursuant to his employment agreement, Mr. Fowler would receive a pro rata portion of the outstanding performance share awards pursuant to the Pro Rata PSA Calculations described above in the event of a Termination by Mr. Fowler for Good Reason. The NEOs other than Mr. Fowler would not be entitled to accelerated issuance of unearned performance share awards in the event of a Termination by the NEO for Good Reason.

Termination Due to Death or Disability. Pursuant to Mr. Fowler’s employment agreement, upon such a termination event, the treatment of his outstanding equity awards would be determined in accordance with the 2019 Incentive Plan and the applicable award agreements. In the event of such a termination, each NEO (including Mr. Fowler) would be entitled to a pro rata portion of the outstanding performance share awards pursuant to the Pro Rata PSA Calculations described above.

Change in Control. Neither Mr. Fowler nor any other NEO is entitled to any accelerated vesting of outstanding equity in the event of a Change in Control under Mr. Fowler’s employment agreement or the other NEOs’ severance agreements, respectively. However, pursuant to the award agreements governing the performance share awards granted in 2023, each NEO (including Mr. Fowler) would be entitled to the issuance of the outstanding performance share awards at the target level. The performance share awards granted in 2024 and 2025 do not entitle the NEOs to accelerated vesting upon a Change in Control.

Termination by the Company Without Cause or by the NEO for Good Reason in connection with a Change in Control. Pursuant to Mr. Fowler’s employment agreement, upon such a termination event, the treatment of his outstanding equity awards would be determined in accordance with the 2019 Incentive Plan and the applicable award agreements. Pursuant to the award agreements governing the performance share awards granted in 2023, each NEO (including Mr. Fowler) would have been issued his or her outstanding performance share awards at the target level upon the Change in Control, as described above. The performance shares granted in 2024 (the “2024 PSAs”) and granted in 2025 (the “2025 PSAs”) would not be issuable upon a Change in Control, but would be issuable upon such a termination event in connection with a Change in Control at the greater of (i) the projected level of performance and (ii) the target award level. As the Company achieved the maximum performance level with respect to the first two years (2024 and 2025) of the three-year performance period for the 2024 PSAs, these amounts reflect the maximum award levels for the 2024 PSAs. As the Company achieved the maximum performance level with respect to the first year (2025) of the three-year performance period for the 2025 PSAs, these amounts reflect the maximum award levels for the 2025 PSAs.

These values have been determined based on the closing price of the Company’s common stock on NASDAQ on December 31, 2025, the last trading day of 2025 ($22.07), multiplied by the number of applicable shares.

(4)	This includes a termination of Mr. Fowler’s employment on account of the Company’s failure to renew his employment agreement in accordance with the terms thereof.

(5)

The amounts included solely reflect the accelerated vesting of equity that would have occurred upon the occurrence of a Change in Control on December 31, 2025, based on the closing price of the Company’s common stock on NASDAQ on December 31, 2025, the last trading day of 2025 ($22.07).

(6)

The amounts presented in the following row assume that a Termination by the Company Without Cause (including a termination of Mr. Fowler’s employment on account of the Company’s failure to renew his employment agreement in accordance with the terms thereof) or by the NEO for Good Reason occurred on December 31, 2025 in connection with a Change in Control occurring no more than 12 months before such date.

Potential Payments for NEOs Who Are No Longer Employed with the Company

The following table sets forth (i) the actual amounts that Ms. Severance received upon her departure from the Company, as described below, based on the Board’s determination that her termination of employment as of October 31, 2025 was without “Cause” (as defined in her Severance Agreement), and (ii) the actual amounts that Mr. Cronkite received upon his departure from the Company, as described below, based on the Board’s determination that his termination of employment as of December 5, 2025 was without “Cause” (as defined in his Severance Agreement).

The amounts provided with respect to Ms. Severance and Mr. Cronkite reflect the actual payments and benefits that each of them received pursuant to their severance agreements. The cash payments for each of Ms. Severance and Mr. Cronkite include (i) the sum of their respective base salaries and target bonuses for the 2025 performance period, which will be paid for twelve (12) months following their respective termination dates, (ii) twelve (12) months of reimbursements paid by the Company to each of Ms. Severance and Mr. Cronkite for COBRA premiums paid by Ms. Severance and Mr. Cronkite, respectively, for such medical and dental continuation coverage, which reimbursement is limited to the employer portion of the monthly health and dental premium that the Company pays on behalf of active employees, subject to each of their continued compliance with restrictive covenants in favor of the Company through October 31, 2026, in the case of Ms. Severance (the “Severance Restricted Period”), and through December 5, 2026, in the case of Mr. Cronkite (the “Cronkite Restricted Period”), and (iii) the actual performance-based cash bonus that each of Ms. Severance and Mr. Cronkite received for the 2025 performance period. Each of Ms. Severance’s and Mr. Cronkite’s outstanding unvested shares of restricted stock will continue to vest during the Severance Restricted Period or the Cronkite Restricted Period, as applicable, and each of Ms. Severance and Mr. Cronkite remain eligible to earn a pro rata portion of their 2024 and 2025 PSAs in accordance with the terms of their severance agreements, and these values have been determined based on the closing price of the Company’s common stock on NASDAQ on December 31, 2025, the last trading day of 2025 ($22.07), multiplied by the applicable number of shares.

Name	Cash Payments ($)	Continued Vesting of Unvested Restricted Stock ($)	Ability to Earn Pro Rata Portion of Unearned PSAs ($)	Total ($)
Dawn M. Severance	884,295	173,779	652,213	1,710,287
Wes D. Cronkite	620,038	237,584	964,945	1,822,567

Pay Ratio

SEC rules require us to disclose the ratio of the annual total compensation of our CEO to the median of the annual total compensation of our other employees. Based on SEC rules for this disclosure and applying the methodology described below, we have determined that Mr. Fowler’s total compensation for 2025 was $2,928,681 and the median of the total 2025 compensation of all of our employees (including our India operations and excluding our CEO) was $37,363 (after applying a cost-of-living adjustment and converting foreign currency to U.S. dollars, as described below). Accordingly, we estimate the cost-of-living-adjusted ratio of our CEO’s total compensation for 2025 to the median of the total 2025 compensation of all of our employees (excluding our CEO) to be approximately 78.4 to 1.

If we only considered our U.S.-based employees (excluding our CEO) in identifying the median employee using the methodology otherwise described below, we determined that our median U.S.-based employee’s total compensation was $59,285. Accordingly, we estimate the ratio of our CEO’s total compensation for 2025 to the median of the total 2025 compensation of all of our U.S.-based employees (excluding our CEO) to be approximately 49.4 to 1.

In determining the median employee, we prepared a list of all employees as of December 31, 2025. Consistent with applicable rules, we used reasonable estimates both in the methodology used to identify the median employee and in calculating the annual total compensation of employees other than the CEO. We determined our median employee based on the annual total compensation of each of our approximately 3,580 employees (including our India operations and excluding the CEO). We annualized the taxable wages of full- and part-time employees who joined the Company during 2025. In calculating the compensation of our employees in India, we applied a currency conversion factor based on the U.S. dollar to Indian Rupee exchange rate as of December 31, 2025.1 As permitted under SEC rules, in identifying the median employee and in presenting the median employee’s total 2025 compensation above, we applied a cost-of-living adjustment to the compensation of employees outside the United States based on a purchasing power parity conversion factor published by The World Bank for 2024.2 Using this methodology, we determined that our median employee is employed in the U.S. If we had determined the median employee and total compensation as described above but had not applied a cost-of-living adjustment to identify our median employee or calculate our median employee’s total compensation, the median of the total compensation of all of our employees (excluding our CEO) would have been $27,583 and we estimate the ratio of our CEO’s total compensation for 2025 to the median of the total 2025 compensation of all of our employees (excluding our CEO) would have been approximately 106.2 to 1. Using this methodology, our median employee is employed in India.

Given the different methodologies that various public companies will use to determine an estimate of their pay ratio, the estimated ratios reported above should not be used as a basis for comparison between companies.

(1)	As reported by the U.S. Bureau of the Fiscal Service Treasury Reporting Rates of Exchange as of December 31, 2025, the Indian Rupee to U.S. Dollar to conversion rate was 89.8540:1.
(2)

The “price level ratio of PPP conversion factor (GDP) to market exchange rate” published by the World Bank indicates how many U.S. dollars are needed to buy one U.S. dollar’s worth of goods in a particular country. For 2024, the most recent data accessible, the ratio reported for India was 0.24, meaning the local currency equivalent of $1 purchased $4.17 worth of goods in India. Accordingly, we multiplied the 2025 compensation of each employee based in India by 4.17 prior to identifying the employee with the median of the total compensation and in presenting such employee’s total compensation in order to reflect a cost-of-living adjustment.

Non-Management Director Compensation

Our director compensation program is designed to attract and retain highly qualified non-employee directors and to address the time, effort, expertise and accountability required of active board membership. Our Compensation Committee believes that annual compensation for non-employee directors should consist of both cash to compensate members for their services on the Board and its committees, and equity to align the interests of directors and stockholders. Highlights of our director compensation program include:

•	Emphasis on equity in the overall compensation mix

•	Full-value equity grants under a fixed-value annual grant policy

•	Fees for committee service to differentiate individual pay based on workload

•	Additional fees for committee chairs to reflect increased time and effort required

•	A robust stock ownership guideline set at five times the annual cash retainer to support stockholder alignment

In accordance with its charter, the Compensation Committee reviews and makes recommendations to the Board regarding the compensation of our non-employee directors. In making such recommendations, the Compensation Committee takes into consideration the director compensation practices of peer companies and whether such recommendations align with the interests of our stockholders. Like compensation for our executive officers, the Compensation Committee reviews the total compensation of our non-employee directors and each element of our director compensation program annually. In 2025, each of our non-employee directors received an annual cash retainer (paid quarterly in advance) for service as a director, and each non-employee director who served on one or more committees of the Board received an additional fee for each committee membership. The amount of the annual retainers for 2025, by position, are set forth below:

Position	Annual Cash Retainer
Chairperson	$110,000
Regular Board Member	$60,000
Audit Committee – Chair	$20,000
Audit Committee – Member	$8,000
Compensation Committee – Chair	$12,500
Compensation Committee – Member	$5,000
Nominating and Corporate Governance Committee – Chair	$10,000
Nominating and Corporate Governance Committee – Member	$5,000
Innovation and Technology Committee – Chair	$20,000
Innovation and Technology Committee – Member	$8,000

Each non-employee director also received a grant of shares of restricted stock under the 2019 Incentive Plan having a fair market value of approximately $120,000 on March 13, 2025 (except for the directors who were not serving at that time), which shares of restricted stock vest on the first anniversary of the date of grant. Directors who are employees of the Company receive no compensation for their service as directors. Directors are also reimbursed for their expenses incurred in attending any meeting of directors or otherwise performing Company business.

The table below summarizes the compensation paid by the Company to the non-employee directors for the fiscal year ended December 31, 2025.

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)	Total ($)
Mark V. Anquillare	100,500	119,990	220,490
Regina M. Benjamin	78,000	119,990	197,990
Jerry Canada, Jr. (3)	57,514	119,990	177,520
David A. Dye	60,000	119,990	177,504
Christopher T. Hjelm	90,000	119,990	209,990
Amy K. O’Keefe	73,000	119,990	192,990
Glenn P. Tobin	123,000	119,990	242,990
Andris Upitis (4)	57,514	119,990	177,504

(1)

Christopher L. Fowler, the Company’s President and Chief Executive Officer, is not included in this table as he was an employee of the Company during 2025 and thus received no compensation for his service as a director. The compensation received by Mr. Fowler as an employee of the Company is shown in the Summary Compensation Table on page 31. Damien Leonard was elected to the Board effective January 12, 2026, so he is not included in this table.

(2)

The amounts reported represent the grant date fair value of the time-based restricted stock granted in 2025, calculated in accordance with FASB ASC Topic 718. See Note 9 to the consolidated financial statements in the Original Form 10-K for the assumptions made in determining the grant date fair value. There can be no assurance that the grant date fair value will ever be realized.

As of December 31, 2025, the aggregate number of unvested shares of restricted stock held by each non-employee director serving as a director as of such date was as follows: Mr. Anquillare – 4,376 shares, Dr. Benjamin – 4,376 shares, Mr. Canada – 4,376 shares, Mr. Dye – 4,376 shares, Mr. Hjelm – 4,376 shares, Ms. O’Keefe – 4,376 shares, Mr. Tobin – 4,376 shares, and Mr. Upitis – 4,376 shares.

(3)	Mr. Canada was elected to the Board on February 11, 2025.
(4)	Mr. Upitis was elected to the Board on February 11, 2025.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee, which establishes the compensation of the executive officers of the Company, during 2025 was comprised of Mr. Anquillare, Mr. Canada (beginning February 11, 2025), Mr. Hjelm, and Ms. O’Keefe. No member of our Compensation Committee during 2025 was an employee or officer or former officer of the Company or had any relationships requiring disclosure under Item 404 of Regulation S-K.

During 2025, no executive officer of the Company served as (i) a member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board) of another entity, one of whose executive officers served on the Compensation Committee of the Company, (ii) a director of another entity, one of whose executive officers served on the Compensation Committee of the Company, or (iii) a member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board) of another entity, one of whose executive officers served as a director of the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number and percentage of outstanding shares of common stock beneficially owned as of April 24, 2026 by:

•	each director and director nominee;

•	each executive officer named in the Summary Compensation Table on page 31 of this Amendment No. 1;

•	all of our current directors and executive officers as a group; and

•	beneficial owners of 5% or more of our common stock.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer is: c/o TruBridge, Inc., 54 St. Emanuel Street, Mobile, Alabama 36602.

Name of Beneficial Owner	Number of Shares of Common Stock (1)	% of Shares of Common Stock (2)
Pinetree Capital (3)	2,980,000	19.9%
Ocho Investments LLC (4)	1,114,178	7.4%
Gran Fondo Capital B.V. (5)	950,158	6.3%
Camac Partners, LLC (6)	861,638	5.7%
Nellore Capital Management LLC (7)	789,472	5.3%
Mark V. Anquillare	21,554	*
Regina M. Benjamin	38,687	*
Jerry G. Canada, Jr.	4,376	*
David A. Dye (8)	130,435	*
Christopher L. Fowler (9)	136,788	*
Christopher T. Hjelm	31,591	*
Damien Leonard	0	*
Amy K. O’Keefe	7,561	*
Glenn P. Tobin	50,687	*
Andris Upitis (10)	1,118,554	7.5%
Vinay Bassi (11)	50,499	*
David Harse (12)	21,091	*
Merideth Wilson (13)	12,042	*
Kevin Plessner (14)	14,610	*
Dawn M. Severance	22,618	*
Wes D. Cronkite	30,502	*
All Directors & Current Executive Officers as a group (15 persons) (15)	1,706,539	11.4%

*	Reflects ownership of less than 1%.

(1)

The number of shares of common stock reflected in the table is that number of shares which are deemed to be beneficially owned under Section 13(d) of the Exchange Act and SEC rules thereunder. Shares deemed to be beneficially owned include shares as to which, directly or indirectly, through any contract, relationship, arrangement, understanding or otherwise, either voting power or investment power is held or shared. Unless otherwise stated, the named person has the sole voting and investment power for the shares indicated.

(2)	Percentage of ownership is based on 14,999,136 shares of Company common stock outstanding as of April 24, 2026.
(3)

The address of Pinetree Capital is 49 Leuty Ave., Toronto, Ontario, M4E 2R2, Canada. This information is based solely upon our review of an amended Schedule 13D filed by L6 Holdings Inc. (“L6”) and Pinetree Capital Ltd. (“PCL”) (collectively, “Pinetree Capital”) with the SEC on April 24, 2026, reporting beneficial ownership as of April 23, 2026. The Schedule 13D/A reports that (a) Damien Leonard is a managing director of L6, (b) Mr. Leonard is the president and the ultimate control person of PCL, and (c) PCL holds 100% of the outstanding capital stock of two entities which together hold 100% of the outstanding equity interests of Pinetree Investment Partnership, the entity which holds shares of Company common stock. The Schedule 13D/A discloses that L6 and PCL may be deemed to have formed a “group” within the meaning of Section 13(d)(3) of the Exchange Act and that they may be deemed to beneficially own an aggregate of 2,980,000 shares. L6 has shared voting and dispositive power with respect to 2,130,000 shares and PCL has shared voting and dispositive power with respect to 850,000 shares. Each of L6 and PCL expressly disclaim beneficial ownership of the shares owned by the other reporting person.
(4)

The address of Ocho Investments LLC is 1401 Lavaca St., PMB 40912, Austin, Texas 78701. This information is based solely upon our review of an amended Schedule 13D filed by Ocho Investments LLC (“Ocho Investments”) and Andris Upitis with the SEC on April 23, 2026, reporting beneficial ownership as of April 23, 2026. The Schedule 13D/A reports that Ocho Investments and Mr. Upitis each have shared voting and dispositive power with respect to 1,114,178 shares. Mr. Upitis has sole voting and dispositive power with respect to 4,376 shares.

(5)

The address of Gran Fondo Capital B.V. is Binnenweg 1a, Blaricum, Netherlands, 1261 EK. This information is based solely upon our review of an amended Schedule 13D filed by Gran Fondo Capital B.V. (“Gran Fondo”) and Rorema Beheer B.V. (“Rorema Beheer”) with the SEC on September 29, 2025, reporting beneficial ownership as of September 22, 2025. The Schedule 13D/A reports that Gran Fondo and Rorema Beheer each have shared voting and dispositive power with respect to 950,158 shares.

(6)

The address of Camac Partners, LLC is 1601-1 N. Main Street, Jacksonville, Florida 32206. This information is based solely upon our review of a Schedule 13G filed by Camac Partners, LLC (“Camac Partners”), Camac Capital, LLC (“Camac Capital”), Camac Fund, LP (“Camac Fund”), and Eric Shahinian with the SEC on January 28, 2026, reporting beneficial ownership as of January 28, 2026. The Schedule 13G reports that (a) Camac Partners is the investment manager of Camac Fund, (b) Camac Capital is the general partner of Camac Fund and the managing member of Camac Partners, and (c) Mr. Shahinian is the managing member of Camac Capital. Camac Partners, Camac Capital, Camac Fund, and Mr. Shahinian each have shared voting and dispositive power with respect to 861,638 shares.

(7)

The address of Nellore Capital Management LLC is PO Box 1237, 855 Jefferson Avenue, Redwood City, California 94063. This information is based solely upon our review of a Schedule 13G filed by Nellore Capital Management LLC (“Nellore Capital”), Nellore Capital Partners, LP (“Nellore Capital Partners”), Nellore Capital Partners GP LLC (“Nellore GP”), and Sakya Duvvuru with the SEC on October 8, 2025, reporting beneficial ownership as of October 1, 2025. The Schedule 13G reports that (a) Nellore Capital Partners directly owns the shares reported by Nellore Capital Partners, (b) Nellore Capital, as the investment manager of Nellore Capital Partners and separately managed account clients (the “Managed Accounts”), may be deemed to beneficially own the shares of Nellore Capital Partners and the Managed Accounts, (c) Nellore GP, as the general partner of Nellore Capital Partners, may be deemed to beneficially own the shares of Nellore Capital Partners, (d) Mr. Duvvuru, as managing member of Nellore Capital and managing member of Nellore GP with the power to exercise investment discretion, may be deemed to beneficially own the shares of Nellore Capital Partners and the Managed Accounts, and (e) each of Nellore Capital, Nellore GP and Mr. Duvvuru expressly disclaim beneficial ownership of any such shares. Nellore Capital, Nellore Capital Partners, Nellore GP and Mr. Duvvuru each have shared voting and dispositive power with respect to 789,472 shares.

(8)	Includes 46,800 shares owned by a trust for the benefit of Mr. Dye and his children.
(9)	Includes (i) 51,374 shares of unvested restricted stock granted to Mr. Fowler under the 2019 Incentive Plan and (ii) 16 shares owned by Mr. Fowler’s spouse.
(10)

Includes 1,114,178 shares held by Ocho Investments LLC and Mr. Upitis as described in footnote (4). Mr. Upitis is the sole manager of Ocho Investments LLC and, as such, may be deemed to have beneficial ownership of the reported shares.

(11) Includes 33,391 shares of unvested restricted stock granted to Mr. Bassi under the 2019 Incentive Plan.

(12)	Includes 12,708 shares of unvested restricted stock granted to Mr. Harse under the 2019 Incentive Plan.
(13)	Includes 10,166 shares of unvested restricted stock granted to Ms. Wilson under the 2019 Incentive Plan.
(14)	Includes 7,001 shares of unvested restricted stock granted to Mr. Plessner under the 2019 Incentive Plan.
(15)	Includes shares of unvested restricted stock as described in the footnotes above, as well as shares of unvested restricted stock held by any other executive officer of the Company.

We are not aware of any arrangement, other than the Merger Agreement discussed above, the operation of which may lead to a change in control of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Policy for the Review and Approval of Related Person Transactions

We may occasionally enter into or participate in transactions with certain “related persons.” Related persons include our executive officers, directors, 5% or more beneficial owners of our common stock, immediate family members of these persons, and entities in which one of these persons has a direct or indirect material interest. We refer to transactions with these related persons as “related person transactions.” We have a written policy regarding the review and approval of related person transactions.

In accordance with this policy, and except for certain transactions subject to standing pre-approval under the policy, our Audit Committee must review and approve all such related person transactions that exceed or are expected to exceed $100,000 in any calendar year. This $100,000 threshold is less than the $120,000 threshold requiring disclosure under the rules of the SEC. The Audit Committee considers all relevant factors when determining whether to approve a related person transaction, including whether the related person transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction. No director may participate in any discussion or approval of any related person transaction in which he or she is a related person, but that director is required to provide the Audit Committee with all material information concerning the transaction.

Related Person Transactions

The Company was not involved in any related person transactions during 2025 and 2024.

Director Independence

Nasdaq listing standards require that the Company have a majority of independent directors. Accordingly, because our Board of Directors currently has ten members, Nasdaq requires that six or more of the directors be independent. Nasdaq’s listing standards provide that no director will qualify as “independent” for these purposes unless the Board of Directors affirmatively determines that the director has no relationship with the Company that would interfere with the exercise of the director’s independent judgment in carrying out the responsibilities of a director. Additionally, the listing standards set forth a list of relationships that would preclude a finding of independence. Members of the Audit, Compensation and Nominating and Corporate Governance Committees must also meet applicable independence tests of Nasdaq and the SEC. Pursuant to the charter of the Innovation and Technology Committee of the Board, the members of such committee must also qualify as independent under Nasdaq’s listing standards.

The Board of Directors has reviewed a summary of directors’ responses to a questionnaire asking about their relationships with the Company, as well as material provided by management related to transactions, relationships or arrangements between the Company and the directors and parties related to the directors. Following this review, the Board determined that all of the directors are independent, except Mr. Fowler, the Company’s President and Chief Executive Officer, and Mr. Dye, the Company’s former Chief Operating Officer. Additionally, the Board determined that each current member of the Audit, Compensation, Nominating and Corporate Governance, and Innovation and Technology Committees, as well as each director who served on any of the committees during 2025, also satisfies the independence tests referenced above.

Item 14.	Principal Accountant Fees and Services.

General

The Audit Committee has approved the engagement of KPMG as the Company’s independent registered public accounting firm for the year ending December 31, 2026. KPMG was appointed by the Audit Committee on June 25, 2025 and has audited the consolidated financial statements of the Company for the year ended December 31, 2025. Grant Thornton was the Company’s independent registered public accounting firm for the years ended December 31, 2004 through December 31, 2024.

Fees Paid to KPMG LLP and Grant Thornton LLP

The aggregate fees paid or accrued by the Company for the audit and other services rendered by KPMG and Grant Thornton during 2025 and 2024 were as follows:

	KPMG 2025	Grant Thornton 2024
Audit Fees	$1,100,000	$1,525,603
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	417,983	0
TOTAL	$1,517,983	$1,525,603

Audit Fees. Audit Fees for the last two years were for professional services rendered by the independent registered public accounting firm in connection with (i) the audits of the Company’s annual consolidated financial statements and audits of the effectiveness of the Company’s internal control over financial reporting, and (ii) the review of the Company’s quarterly consolidated financial statements.

Audit-Related Fees. There were no Audit-Related Fees for 2025 or 2024.

Tax Fees. There were no Tax Fees for 2025 or 2024.

All Other Fees. All Other Fees encompass fees paid to KPMG in connection with services performed related to the Company’s earnout calculations as well as working capital advisory services. There were no All Other Fees for 2024.

Pre-Approval Policy

The Audit Committee’s policy is to specifically pre-approve all audit and non-audit services to be rendered by the independent registered public accounting firm. Through this policy, the Audit Committee can effectively monitor the costs of services and can ensure that the provision of such services does not impair the registered public accounting firm’s independence. During the year ended December 31, 2025, all audit and non-audit services were approved, in advance, by the Audit Committee in compliance with these procedures.

PART IV

ITEM	15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) and (c) – Financial Statements and Financial Statement Schedules.

Financial Statements: The Financial Statements and related Financial Statements Schedule of TruBridge are included in the Original Form 10-K under Part II, Item 8.

(a)(3) and (b) – Exhibits.

The exhibits listed on the Exhibit Index below are filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of April, 2026.

TRUBRIDGE, INC.

By:	/s/ Christopher L. Fowler
Christopher L. Fowler
President and Chief Executive Officer

Exhibit Index

Effective as of March 4, 2024, we changed our name to TruBridge, Inc. By operation of law, any reference to “Computer Programs and Systems, Inc.” or “CPSI” in these exhibits should be read as “TruBridge” as set forth in the Exhibit List below.

Exhibit Number	Description

2.1	Securities Purchase Agreement, dated as of October 16, 2023, by and among Computer Programs and Systems, Inc., Viewgol, LLC, VG Sellers, Inc. and Travis Douglas Huffman, Kristen Closson and Harry Hopkinds (filed as Exhibit 2.1 to CPSI’s Current Report on Form 8-K dated October 17, 2023 and incorporated herein by reference)

2.2	Stock Purchase Agreement, dated as of January 16, 2024, by and among Computer Programs and Systems, Inc., PointClickCare Technologies USA Corp., Healthland Inc., and American HealthTech, Inc. (filed as Exhibit 2.1 to CPSI’s Current Report on Form 8-K dated January 17, 2024 and incorporated herein by reference)

2.3**	Agreement and Plan of Merger, dated April 23, 2026, by and among TruBridge, Inc., Inventurus Knowledge Solutions, Inc., IKS Next Horizon, Inc. and, for certain limited purposes, Inventurus Knowledge Solutions Limited (filed as Exhibit 2.1 to TruBridge’s Current Report on Form 8-K dated April 23, 2026 and incorporated herein by reference)

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to CPSI’s Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3.1 to TruBridge’s Current Report on Form 8-K dated March 4, 2024 and incorporated herein by reference)

3.3	Second Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3.1 to TruBridge’s Current Report on Form 8-K dated May 8, 2025 and incorporated herein by reference)

3.4	Second Amended and Restated Bylaws dated October 25, 2024 (filed as Exhibit 3.1 to TruBridge’s Current Report on Form 8-K dated October 25, 2024 and incorporated herein by reference)

4.1	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.1 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2019 and incorporated herein by reference)

4.2	Rights Agreement, dated as of March 26, 2024, by and between TruBridge, Inc. and Computershare Trust Company, N.A., as Rights Agent (filed as Exhibit 4.1 to TruBridge’s Current Report on Form 8-K dated March 26, 2024 and incorporated herein by reference)

4.3	Amendment to the Rights Agreement, dated as of April 22, 2024, by and between TruBridge, Inc. and Computershare Trust Company, N.A., as Rights Agent (filed as Exhibit 4.2 to TruBridge’s Current Report on Form 8-K dated April 23, 2024 and incorporated herein by reference)

4.4	Second Amendment to the Rights Agreement, dated as of February 11, 2025, by and between TruBridge, Inc. and Computershare Trust Company, N.A., as Rights Agent (filed as Exhibit 4.3 to TruBridge’s Current Report on Form 8-K dated February 11, 2025 and incorporated herein by reference)

10.1	Termination of Sublease Agreement, dated June 9, 2022, by and between Computer Programs and Systems, Inc. and Red Square LLC (filed as Exhibit 10.01 to TruBridge’s Annual Report on Form 10-K for the period ended December 31, 2024 and incorporated herein by reference)

10.2	Single Tenant/Stand Alone Absolute Net Lease, dated June 9, 2022, by and between Computer Programs and Systems, Inc. and Santa Teresa Capital, LLC (filed as Exhibit 10.02 to TruBridge’s Annual Report on Form 10-K for the period ended December 31, 2024 and incorporated herein by reference)

10.3	Form of Indemnity Agreement entered into by CPSI and each of its non-employee directors (filed as Exhibit 10.1 to CPSI’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 and incorporated herein by reference)

10.4*	Computer Programs and Systems, Inc. Amended and Restated 2019 Incentive Plan (filed as Exhibit 10.5 to TruBridge’s Annual Report on Form 10-K for the period ended December 31, 2023 and incorporated herein by reference)

10.5*	Form of Non-Employee Director Restricted Stock Award Agreement under the 2019 Incentive Plan (filed as Exhibit 10.05 to TruBridge’s Annual Report on Form 10-K for the period ended December 31, 2024 and incorporated herein by reference)

10.6*	Form of Restricted Stock Award Agreement under the 2019 Incentive Plan (for grants in 2021, 2022, and 2023) (filed as Exhibit 10.6 to TruBridge’s Annual Report on Form 10-K for the period ended December 31, 2023 and incorporated herein by reference)

10.7*	Form of Performance Share Award Agreement under the 2019 Incentive Plan (for grants in 2021, 2022, and 2023) (filed as Exhibit 10.8 to TruBridge’s Annual Report on Form 10-K for the period ended December 31, 2023 and incorporated herein by reference)

10.8*	Form of Restricted Stock Award Agreement under the 2019 Incentive Plan (for grants in 2024 and 2025) (filed as Exhibit 10.09 to TruBridge’s Annual Report on Form 10-K for the period ended December 31, 2024 and incorporated herein by reference)

10.9*	Form of Performance-Based Cash Bonus Award Agreement under the 2019 Incentive Plan (for grants in 2024) (filed as Exhibit 10.10 to TruBridge’s Annual Report on Form 10-K for the period ended December 31, 2024 and incorporated herein by reference)

10.10*	Form of Performance Share Award Agreement under the 2019 Incentive Plan (for grants in 2024) (filed as Exhibit 10.11 to TruBridge’s Annual Report on Form 10-K for the period ended December 31, 2024 and incorporated herein by reference)

10.11*	Form of Performance-Based Cash Bonus Award Agreement under the 2019 Incentive Plan (for grants in 2025) (filed as Exhibit 10.12 to TruBridge’s Annual Report on Form 10-K for the period ended December 31, 2024 and incorporated herein by reference)

10.12*	Form of Performance Share Award Agreement under the 2019 Incentive Plan (for grants in 2025) (filed as Exhibit 10.13 to TruBridge’s Annual Report on Form 10-K for the period ended December 31, 2024 and incorporated herein by reference)

10.13	TruBridge, Inc. Second Amended and Restated 2019 Incentive Plan (filed as Exhibit 10.1 to TruBridge’s Quarterly Report on Form 10-Q for the period ended September 30, 2025 and incorporated herein by reference)

10.14*	Employment Agreement, dated July 1, 2022, by and between the Company and Christopher L. Fowler (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated July 7, 2022 and incorporated herein by reference)

10.15*	Restricted Stock Award Agreement, dated July 1, 2022, by and between the Company and Christopher L. Fowler (filed as Exhibit 10.2 to CPSI’s Current Report on Form 8-K dated July 7, 2022 and incorporated herein by reference)

10.16*	Offer of Employment for David Harse, dated October 14, 2022 (filed as Exhibit 10.16 to TruBridge’s Annual Report on Form 10-K for the period ended December 31, 2025 and incorporated herein by reference)

10.17*	Form of Executive Severance Agreement entered into between Computer Programs and Systems, Inc. and each executive officer (other than Christopher L. Fowler) (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated June 26, 2023 and incorporated herein by reference)

10.18*	Offer of Employment for Vinay Bassi, dated October 18, 2023 (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated November 7, 2023 and incorporated herein by reference)

10.19*	Cash Retention Agreement, dated November 1, 2023, between Computer Programs and Systems, Inc. and Vinay Bassi (filed as Exhibit 10.2 to CPSI’s Current Report on Form 8-K dated November 7, 2023 and incorporated herein by reference)

10.20*	General Release of Claims, dated December 31, 2023, entered into by Matthew J. Chambless (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated January 5, 2024 and incorporated herein by reference)

10.21*	Cash Retention Agreement, dated March 27, 2024, between TruBridge, Inc. and Vita MacIntyre (filed as Exhibit 10.1 to TruBridge’s Current Report on Form 8-K dated April 1, 2024 and incorporated herein by reference)

10.22*	Offer of Employment for Merideth Wilson, dated October 10, 2024 (filed as Exhibit 10.22 to TruBridge’s Annual Report on Form 10-K for the period ended December 31, 2025 and incorporated herein by reference)

10.23*	General Release of Claims, dated December 31, 2024, entered into by David A. Dye (filed as Exhibit 10.23 to TruBridge’s Annual Report on Form 10-K for the period ended December 31, 2024 and incorporated herein by reference)

10.24*	Offer of Employment for Michael Daughton, dated September 24, 2025 (filed as Exhibit 10.24 to TruBridge’s Annual Report on Form 10-K for the period ended December 31, 2025 and incorporated herein by reference)

10.25*	Form of General Release (as required by Executive Severance Agreement) (filed as Exhibit 10.1 to TruBridge’s Current Report on Form 8-K dated October 1, 2025 and incorporated herein by reference)

10.26*	Chief Sales Officer Compensation Plan for Dawn M. Severance (Jan. 1, 2024 – Dec. 31, 2024) (filed as Exhibit 10.9 to TruBridge’s Annual Report on Form 10-K for the period ended December 31, 2023 and incorporated herein by reference)

10.27*	Chief Sales Officer Compensation Plan for Dawn M. Severance (Jan. 1, 2025 – Dec. 31, 2025) (filed as Exhibit 10.16 to TruBridge’s Annual Report on Form 10-K for the period ended December 31, 2024 and incorporated herein by reference)

10.28	Amended and Restated Credit Agreement, dated as of June 16, 2020, by and among Computer Programs and Systems, Inc., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated June 18, 2020 and incorporated herein by reference)

10.29	Amended and Restated Pledge and Security Agreement, dated as of June 16, 2020, by and among the parties identified as Obligors therein and Regions Bank, as collateral agent (filed as Exhibit 10.2 to CPSI’s Current Report on Form 8-K dated June 18, 2020 and incorporated herein by reference)

10.30	First Amendment, dated as of May 2, 2022, to the Amended and Restated Credit Agreement, dated as of June 16, 2020, by and among Computer Programs and Systems, Inc., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to CPSI’s Current Report on 8-K dated May 3, 2022 and incorporated herein by reference)

10.31	Second Amendment, dated as of March 10, 2023, to the Amended and Restated Credit Agreement, dated as of June 16, 2020, by and among Computer Programs and Systems, Inc., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.22 to CPSI’s Annual Report on Form 10-K for the period ended December 31, 2022 and incorporated herein by reference)

10.32	Waiver (of Amended and Restated Credit Agreement), dated as of November 8, 2023, by and among Computer Programs and Systems, Inc., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to CPSI’s Quarterly Report on Form 10-Q for the period ended September 30, 2023 and incorporated herein by reference)

10.33	Third Amendment, dated as of January 16, 2024, to the Amended and Restated Credit Agreement, dated as of June 16, 2020, by and among Computer Programs and Systems, Inc., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated January 17, 2024 and incorporated herein by reference)

10.34	Fourth Amendment, dated as of February 29, 2024, to the Amended and Restated Credit Agreement, dated as of June 16, 2020, by and among Computer Programs and Systems, Inc., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to CPSI’s Current Report on Form 8-K dated February 29, 2024 and incorporated herein by reference)

10.35	Amended and Restated Credit Agreement, dated as of November 25, 2025, by and among TruBridge, Inc., certain of its subsidiaries, as guarantors, certain lenders named therein, and Regions Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to TruBridge’s Current Report on Form 8-K dated November 25, 2025 and incorporated herein by reference)

10.36	Amended and Restated Pledge and Security Agreement, dated as of November 25, 2025, by and among the parties identified as Obligors therein and Regions Bank, as collateral agent (filed as Exhibit 10.2 to TruBridge’s Current Report on Form 8-K dated November 25, 2025 and incorporated herein by reference)

10.37	Cooperation Agreement, dated as of February 11, 2025, by and between Trubridge, Inc. and Pinetree Capital Ltd. and L6 Holdings Inc. (filed as Exhibit 10.1 to TruBridge’s Current Report on Form 8-K dated February 11, 2025 and incorporated herein by reference)

10.38	Cooperation Agreement, dated as of February 11, 2025, by and between Trubridge, Inc. and Ocho Investments LLC (filed as Exhibit 10.2 to TruBridge’s Current Report on Form 8-K dated February 11, 2025 and incorporated herein by reference)

10.39	Cooperation Agreement, dated as of January 7, 2026, by and between TruBridge, Inc. and Pinetree Capital Ltd. and L6 Holdings Inc. (filed as Exhibit 10.1 to TruBridge’s Current Report on Form 8-K dated January 7, 2026 and incorporated herein by reference)

10.40	Voting and Support Agreement, dated April 23, 2026, by and among TruBridge, Inc., Pinetree Capital Ltd. and L6 Holdings Inc. (filed as Exhibit 10.1 to TruBridge’s Current Report on Form 8-K dated April 23, 2026 and incorporated herein by reference)

10.41	Voting and Support Agreement, dated April 23, 2026, by and between TruBridge, Inc. and Ocho Investments LLC (filed as Exhibit 10.2 to TruBridge’s Current Report on Form 8-K dated April 23, 2026 and incorporated herein by reference)

16.1	Letter from Grant Thornton LLP to the Securities and Exchange Commission dated July 1, 2025 (filed as Exhibit 16.1 to TruBridge’s Current Report on Form 8-K dated June 25, 2025 and incorporated herein by reference)

19.1	TruBridge, Inc. Insider Trading Policy (filed as Exhibit 19.01 to TruBridge’s Annual Report on Form 10-K for the period ended December 31, 2024 and incorporated herein by reference)

21.1	Subsidiaries of the registrant (filed as Exhibit 21.1 to Trubridge’s Annual Report on Form 10-K for the period ended December 31, 2025 and incorporated herein by reference)

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm (filed as Exhibit 23.1 to TruBridge’s Annual Report on Form 10-K for the period ended December 31, 2025 and incorporated herein by reference)

23.2	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm (filed as Exhibit 23.2 to TruBridge’s Annual Report on Form 10-K for the period ended December 31, 2025 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.1 to TruBridge’s Annual Report on Form 10-K for the period ended December 31, 2025 and incorporated herein by reference)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.2 to TruBridge’s Annual Report on Form 10-K for the period ended December 31, 2025 and incorporated herein by reference)

31.3	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.1 to TruBridge’s Annual Report on Form 10-K for the period ended December 31, 2025 and incorporated herein by reference)

97	Computer Programs and Systems, Inc. Policy for the Recovery of Erroneously Awarded Compensation (filed as Exhibit 97 to TruBridge’s Annual Report on Form 10-K/A for the period ended December 31, 2023 and incorporated herein by reference)

101	The following consolidated financial statements from the Company’s Annual Report on Form 10-K for the years ended December 31, 2025, 2024, and 2023, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management compensation plan or arrangement
**

Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplementally to the U.S. Securities and Exchange Commission upon request copies of any omitted schedules; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules so furnished.

APPENDIX A

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA

“Adjusted EBITDA” consists of GAAP net income (loss) as reported and adjusts for (i) depreciation expense; (ii) amortization of software development costs; (iii) amortization of acquisition-related intangible assets; (iv) stock-based compensation; (v) severance and other non-recurring charges; (vi) interest expense and other income, net; (vii) impairment of goodwill; (viii) impairment of trademark intangibles; (ix) change of fair value of contingent consideration; (x) loss (gain) on disposal of property and equipment; (xi) loss (gain) on sale of AHT; and (xii) the provision (benefit) for income taxes, as further adjusted for certain non-recurring charges.

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