Form 10-Q
period 2026-03-31
TruBridge, Inc.
filed 2026-05-08
CIK 1169445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 5, 2026, there were 14,999,136 shares of the issuer’s common stock outstanding.

TRUBRIDGE, INC.
Quarterly Report on Form 10-Q
(For the three months ended March 31, 2026)

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
TRUBRIDGE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$35,419	$24,850
Accounts receivable, net of allowance for credit losses of $6,737 and $6,003	50,906	54,970
Current portion of financing receivables, net of allowance for credit losses of $554 and $606	2,115	2,437
Inventories	958	623
Prepaid income taxes	6,918	7,240
Prepaid expenses and other current assets	12,942	14,078
Assets held for sale	445	445
Total current assets	109,703	104,643
Property and equipment, net	3,182	2,476
Software development costs, net	41,287	42,262
Operating lease right-of-use assets	4,427	2,010
Financing receivables, less current portion, net of allowance for credit losses of $279 and $256	924	494
Other assets, less current portion	13,905	13,553
Intangible assets, net	61,538	64,517
Goodwill	172,573	172,573
Total assets	$407,539	$402,528
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,480	$19,554
Current portion of long-term debt	3,384	3,384
Current portion of deferred revenue	9,587	9,210
Accrued vacation	5,522	4,882
Income taxes payable	487	235
Other accrued liabilities	20,041	20,694
Total current liabilities	61,501	57,959
Long-term debt, less current portion	160,468	161,241
Operating lease liabilities, less current portion	3,015	1,346
Other long-term liabilities	1,277	1,438
Deferred tax liabilities	2,590	2,583
Total liabilities	228,851	224,567
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value; 30,000 shares authorized; 15,668 shares issued at March 31, 2026 and 15,677 shares issued at December 31, 2025	15	15
Additional paid-in capital	211,390	209,727
Accumulated deficit	(11,717)	(12,223)
Accumulated other comprehensive loss	(288)	(133)
Treasury stock, 762 shares at March 31, 2026 and 689 shares at December 31, 2025	(20,712)	(19,425)
Total stockholders’ equity	178,688	177,961
Total liabilities and stockholders’ equity	$407,539	$402,528
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUBRIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues
Financial Health	$53,274	$56,133
Patient Care	32,997	31,075
Total revenues	86,271	87,208
Expenses
Costs of revenues (exclusive of amortization and depreciation)
Financial Health	27,254	27,192
Patient Care	11,094	12,321
Total costs of revenues (exclusive of amortization and depreciation)	38,348	39,513
Product development	7,445	8,247
Sales and marketing	6,388	5,409
General and administrative	24,162	19,464
Amortization	6,599	6,124
Depreciation	271	291
Total expenses	83,213	79,048
Operating income	3,058	8,160
Other (expense) income:
Interest expense	(2,630)	(3,382)
Other income	154	144
Total other expense	(2,476)	(3,238)
Income before taxes	582	4,922
Provision for income taxes	76	4,463
Net income	$506	$459
Net income per common share—basic	$0.03	$0.03
Net income per common share—diluted	$0.03	$0.03
Weighted average shares outstanding used in per common share computations:
Basic	14,565	14,370
Diluted	14,565	14,370
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUBRIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$506	$459
Other comprehensive loss:
Foreign currency translation adjustment	(155)	(6)
Comprehensive income	$351	$453
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUBRIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity

	Shares	Amount
Three Months Ended March 31, 2026 and 2025:
Balance at December 31, 2025	15,677	$15	$209,727	$(12,223)	$(133)	$(19,425)	$177,961
Net income	—	—	—	506	—	—	506
Foreign currency translation adjustment	—	—	—	—	(155)	—	(155)
Forfeiture of restricted stock	(9)	—	—	—	—	—	—
Stock-based compensation	—	—	1,663	—	—	—	1,663
Treasury stock acquired	—	—	—	—	—	(1,287)	(1,287)
Balance at March 31, 2026	15,668	$15	$211,390	$(11,717)	$(288)	$(20,712)	$178,688

Balance at December 31, 2024	15,522	$15	$201,066	$(16,577)	$45	$(17,479)	$167,070
Net income	—	—	—	459	—	—	459
Foreign currency translation adjustment	—	—	—	—	(6)	—	(6)
Issuance of restricted stock	198	—	—	—	—	—	—
Forfeiture of restricted stock	(12)	—	—	—	—	—	—
Stock-based compensation	—	—	1,213	—	—	—	1,213
Treasury stock acquired	—	—	—	—	—	(1,853)	(1,853)
Balance at March 31, 2025	15,708	$15	$202,279	$(16,118)	$39	$(19,332)	$166,883
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUBRIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating Activities:
Net income	$506	$459
Adjustments to net income:
Provision for credit losses	1,445	706
Deferred taxes	2	(135)
Stock-based compensation	1,663	1,213
Depreciation	271	291
Gain on sale of business	—	(53)
Amortization of acquisition-related intangibles	2,979	3,053
Amortization of software development costs	3,620	3,071
Amortization of deferred finance costs	101	130
Non-cash operating lease costs	268	269
Loss on disposal of property and equipment	8	—
Changes in operating assets and liabilities:
Accounts receivable	2,591	(3,254)
Financing receivables	(79)	2,087
Inventories	(335)	172
Prepaid expenses and other assets	(217)	(1,425)
Accounts payable	2,925	281
Deferred revenue	377	(1,197)
Operating lease liabilities	(199)	(275)
Other liabilities	(1,050)	(1,550)
Income taxes, net	576	1,917
Net cash provided by operating activities	15,452	5,760
Investing Activities:
Sale of business, net of cash and cash equivalents sold	1,000	2,102
Investment in software development	(2,645)	(3,976)
Purchase of property and equipment	(1,076)	(358)
Net cash used in investing activities	(2,721)	(2,232)
Financing Activities:
Payments of long-term debt principal	(875)	(875)
Proceeds from revolving line of credit	—	1,325
Payments of revolving line of credit	—	(4,325)
Treasury stock purchases	(1,287)	(1,853)
Net cash used in financing activities	(2,162)	(5,728)
Increase (decrease) in cash and cash equivalents	10,569	(2,200)
Cash and cash equivalents at beginning of period	24,850	12,324
Cash and cash equivalents at end of period	$35,419	$10,124
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,529	$3,501
(Refund received) cash paid for income taxes	$(535)	$2,681
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
Certain footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2025 was derived from the audited consolidated balance sheet at that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of TruBridge, Inc. (“TruBridge” or the “Company”) for the year ended December 31, 2025 and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Unbilled Accounts Receivable
Unbilled accounts receivable represents services performed but not billed and is included as accounts receivable on the condensed consolidated balance sheets. The Company had $17.6 million and $19.6 million at March 31, 2026 and December 31, 2025, respectively.
Revision of Previously Issued Financial Statements
During the preparation of the consolidated financial statements for the fiscal year ended December 31, 2025, the Company’s management identified immaterial misstatements affecting its previously issued consolidated financial statements as of and for the years ended December 31, 2024 and December 31, 2023, and the condensed consolidated financial statements for the quarters ended March 31, June 30, and September 30, 2025. These misstatements were related primarily to the timing of revenue recognition and associated contract costs, and the recognition of capitalized software development costs, as well as other unrelated immaterial misstatements. As a result, the Company made revisions to its previously issued consolidated financial statements for the years ended December 31, 2024 and December 31, 2023, filed within the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, in order to recognize such revenues and costs in the appropriate fiscal year.
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
Accordingly, the Company made corrections, as disclosed in the table below, to the condensed consolidated financial statements for the three months ended March 31, 2025:

(In thousands)	As previously reported	Impact of revision	As adjusted
Condensed Consolidated Statement of Stockholders’ Equity
Accumulated deficit at December 31, 2024	$(14,952)	$(1,625)	$(16,577)
Total stockholders’ equity at December 31, 2024	168,695	(1,625)	167,070

Subsequent Event
As previously announced in the Company’s Current Report on Form 8-K filed with the SEC on April 23, 2026, the Company entered into an Agreement and Plan of Merger, dated April 23, 2026 (the “Merger Agreement”), with Inventurus Knowledge Solutions, Inc., a Delaware corporation (“IKS”), IKS Next Horizon, Inc., a Delaware corporation and wholly owned subsidiary of IKS (“Merger Sub”), and solely for certain limited purposes as specified therein, Inventurus Knowledge Solutions Limited, an Indian public limited company, providing for the acquisition of the Company by IKS as described below. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation in the Merger and becoming a wholly owned subsidiary of IKS.
Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock of the Company, $0.001 par value (“Company Common Stock”), issued and outstanding immediately prior to the Effective Time (other than (i) shares of Company Common Stock owned by IKS, Merger Sub, the Company, or any of their respective wholly-owned subsidiaries, and (ii) shares of Company Common Stock owned by stockholders of the Company who have properly demanded and not withdrawn or otherwise waived or lost such right to appraisal under Delaware law) will be converted into the right to receive $26.25 per share in cash, without interest. Pursuant to the terms of the Merger Agreement, at the Effective Time, equity-based awards outstanding under the Company’s Amended and Restated 2019 Incentive Plan and Second Amended and Restated 2019 Incentive Plan immediately prior to the Effective Time will generally be subject to the treatment set forth in the Merger Agreement.
The Merger Agreement contains customary representations, warranties and covenants, including, among others, covenants regarding the operation of the business of the Company and its subsidiaries prior to the Effective Time. The consummation of the Merger is subject to various conditions, and the obligation of each party to consummate the Merger is also conditioned on the accuracy of the other party’s representations and warranties (subject to certain materiality exceptions) and the other party’s compliance, in all material respects, with its covenants and agreements under the Merger Agreement. The Company is also subject to customary restrictions on its ability to solicit alternative acquisition proposals from third parties and to provide non-public information to, and participate in discussions and engage in negotiations with, third parties regarding alternative acquisition proposals, with customary exceptions for alternative acquisition proposals that constitute Superior Proposals (as defined in the Merger Agreement) or could reasonably be expected to result in a Superior Proposal. Additionally, the Merger Agreement provides for certain customary termination rights of the Company and IKS.
Also on April 23, 2026, concurrently with the execution of the Merger Agreement, the Company entered into a Voting and Support Agreement (each, a “Support Agreement”) with each of (a) L6 Holdings Inc. (“L6”) and Pinetree Capital Ltd. (“Pinetree”) and (b) Ocho Investments LLC (“Ocho” and collectively with L6 and Pinetree, the “Specified Stockholders”), pursuant to which each Specified Stockholder agreed to, among other things, vote their shares of capital stock of the Company in favor of the adoption of the Merger Agreement.
Principles of Consolidation
The condensed consolidated financial statements of TruBridge include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

2.     RECENT ACCOUNTING PRONOUNCEMENTS
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires additional disclosure of certain costs and expenses within the notes to the financial statements. The new standard is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The new standard is to be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.
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
In December 2025, the FASB issued ASU No. 2025‑11, “Interim Reporting (Topic 270): Narrow‑Scope Improvements” (“ASU 2025‑11”), which improves the navigability of the required interim disclosures and clarifies when that guidance is applicable. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The amendments can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting ASU 2025-11.
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
The Company’s revenue is recorded net of estimated returns, customer refunds, credits or concessions based on the Company’s expectations and historical experience. The Company excludes from revenue all taxes assessed by a governmental agency that are both imposed on and concurrent with the specific revenue-producing transaction (for example, sales and use taxes). In essence, the Company is reporting these amounts collected on behalf of the applicable government agency on a net basis as though they are acting as an agent. The taxes collected and not yet remitted to the governmental agency are included in accrued expenses in the accompanying condensed consolidated balance sheets.
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
Contract Balances
The timing of invoicing to customers often differs from the timing of revenue recognition and these timing differences can result in receivables, contract liabilities (deferred revenue), or contract assets on the Company’s condensed consolidated balance sheets. For contracts that are invoiced in arrears, the Company has an unconditional right to consideration for all products and services transferred to the customer. That unconditional right to consideration is reflected in accounts receivable in the accompanying condensed consolidated balance sheets.
Contract liabilities are reflected in deferred revenue in the accompanying condensed consolidated balance sheets and reflect amounts allocated to performance obligations that have not yet been satisfied related to RCM software with stand ready regulatory updates, Patient Care and RCM SaaS, content updates, and support services. During the three months ended March 31, 2026 and 2025, the Company recognized revenue of $4.3 million and $2.7 million, respectively, that was included in deferred revenue at December 31, 2025 and 2024, respectively. Because the Company’s deferred revenue generally arises from advance payments on a monthly, quarterly, or annual basis, there is no material portion of deferred revenue at each balance sheet date that will not be recognized in revenue within the subsequent year.
Contract assets arise when the Company recognizes revenue for amounts which cannot yet be billed under the terms of the contract with the customer, primarily related to the Company’s RCM services. Because the Company generally is able to invoice contractual fees within a few months of the time that contract assets have been recognized, there is no material portion of contract assets at each balance sheet date that will not be recognized as a receivable or realized in cash within the subsequent year. There are no material contract assets in the condensed consolidated balance sheets at March 31, 2026 and December 31, 2025.
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
There was no material revenue recognized for the three months ended March 31, 2026 and 2025 related to changes in estimated variable consideration that existed at March 31, 2026 and 2025. The Company generally does not allow product returns other than under assurance-type warranties, and the Company does not have a substantial history of product returns.

Remaining Performance Obligations
The Company identifies performance obligations at contract inception so that it can monitor and account for the obligations over the life of the contract. Remaining performance obligations represent the portion of the transaction price in a contract allocated to products and services not yet transferred to the customer. As of March 31, 2026, approximately $173.2 million of revenue is estimated to be recognized in the future from contractual transaction prices allocated to remaining performance obligations.
At March 31, 2026, the Company expects to recognize revenue on approximately 38% of the remaining performance obligations within the next year and 82% during the period one to three years from the balance sheet date, with the remainder recognized thereafter.
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

A summary of the Company’s revenue disaggregated based on these considerations is as follows for the three months ended March 31, 2026 and 2025:

(In thousands)	Three Months Ended March 31, 2026	Three months ended March 31, 2025
Recurring revenue
Financial Health
RCM services	$39,818	$42,421
Medical coding technology and services	9,344	9,399
Hosting and other services	3,159	3,443
Patient Care
Support and related services	17,675	17,319
SaaS	10,874	9,388
Total	$80,870	$81,970

Non-recurring revenue
Financial Health
Consulting and other services	$953	$870
Patient Care
Software system licenses and related services	3,500	3,993
Professional services and other	948	375
Total	$5,401	$5,238
Total Revenue	$86,271	$87,208
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
Sales commissions incurred by the Company across all of its major revenue streams were generally determined to be incremental costs to obtain the related contracts, which are deferred and amortized ratably over the estimated economic benefit period. For these sales commissions that are incremental costs to obtain the related contracts where the period of amortization would have been recognized over a period that is one year or less, the Company elected the practical expedient to expense those costs as incurred. Commission costs that are deferred are classified as current or non-current assets based on the timing of when the Company expects to recognize the expense and are included in prepaid expenses and other current assets and other assets, net of current portion, respectively, in the accompanying condensed consolidated balance sheets. The carrying amounts of deferred commissions at March 31, 2026 and December 31, 2025 were approximately $11.4 million and $11.7 million, respectively, of which $3.4 million and $3.4 million is current, respectively.
Qualifying fulfillment costs related to certain upfront costs incurred in RCM services and Patient Care SaaS contracts are capitalized. These capitalized fulfillment costs are deferred and amortized ratably over an estimated economic benefit period of five years. Fulfillment costs that meet the criteria for capitalization are classified as current or non-current assets based on the timing of when the Company expects to recognize the expense and are included in prepaid expenses and other current assets and other assets, net of current portion, respectively, in the accompanying condensed consolidated balance sheets. The carrying amounts of deferred fulfillment costs at March 31, 2026 and December 31, 2025 were approximately $1.0 million and $1.1 million, respectively.
Amortization of contract costs for the three months ended March 31, 2026, and 2025 was $1.3 million and $1.9 million, respectively. No impairment losses related to contract costs were recognized for the three months ended March 31, 2026, and 2025.
4. PROPERTY AND EQUIPMENT
Property and equipment, net was comprised of the following at March 31, 2026 and December 31, 2025:

(In thousands)	March 31, 2026	December 31, 2025
Buildings and improvements	$52	$52
Computer equipment	12,125	11,855
Leasehold improvements	246	246
Office furniture and fixtures	109	530
Construction in progress	928	381
Automobiles	18	18
Property and equipment, gross	13,478	13,082
Less: accumulated depreciation	(10,296)	(10,606)
Property and equipment, net	$3,182	$2,476
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
During the fourth quarter of 2024, the Company committed to a plan to sell land and a building located in Mobile, Alabama and determined the assets met the criteria for classification as held for sale as of December 31, 2024. As of each of March 31, 2026 and December 31, 2025, the Company recorded the assets held for sale at their fair value of $0.4 million, which equals the estimated fair value less costs to sell the property of $0.1 million, which is included in “Assets held for sale” in the accompanying condensed consolidated balance sheets. On April 9, 2025, the Company sold the building and a portion of the land for $0.3 million. Prior to the sale, the carrying value of the assets sold included in “Assets held for sale” was $0.2 million. The remaining unsold land has an estimated fair value of approximately $0.4 million.
5. SOFTWARE DEVELOPMENT
Software development costs are accounted for in accordance with ASC 350-40, Internal-Use Software and ASC 985-20, Costs of Software to be Sold, Leased, or Marketed.
For software intended for internal use, software development costs are capitalized in accordance with ASC 350-40, Internal-Use Software. Software development costs related to preliminary project activities and post-implementation and maintenance activities are expensed as incurred. Direct costs related to application development activities that are probable to result in additional functionality are capitalized.
For software intended for external customers, costs incurred before technological feasibility are expensed as research and development. Costs incurred after technological feasibility and before the product is available for general release to customers are capitalized in accordance with ASC 985-20, Costs of Software to Be Sold, Leased, or Marketed.
The Company amortizes capitalized software values on a straight-line basis over their estimated useful life of five years. If the actual useful life of the asset is determined to be shorter than our estimated useful life, we will amortize the remaining book value over the remaining actual useful life, or the asset may be deemed to be impaired and, accordingly, a write-down of the value of the asset may be recorded as a charge to earnings. Amortization begins when the computer software is ready for its intended use.

Software development costs, net were comprised of the following at March 31, 2026 and December 31, 2025:

(In thousands)	March 31, 2026	December 31, 2025
Software development costs	$80,316	$77,671
Less: accumulated amortization	(39,029)	(35,409)
Software development costs, net	$41,287	$42,262

6.     OTHER ACCRUED LIABILITIES
Other accrued liabilities were comprised of the following at March 31, 2026 and December 31, 2025:

(In thousands)	March 31, 2026	December 31, 2025
Salaries and benefits	$9,097	$9,753
Severance	1,712	2,444
Commissions	738	594
Operating lease liabilities, current portion	1,590	772
Contingent consideration	5,000	5,000
Other	1,904	2,131
Other accrued liabilities	$20,041	$20,694

The Company has implemented certain cost savings initiatives and, as a result, incurred approximately $1.0 million of severance costs during the three months ended March 31, 2026, as compared to $0.4 million during the three months ended March 31, 2025. These costs were included in general and administrative expenses in the unaudited condensed consolidated statements of operations. During the three months ended March 31, 2026, the Company paid severance of $1.7 million, as compared to $1.1 million during the three months ended March 31, 2025.

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

The following is a calculation of the basic and diluted EPS for the Company's common stock, including a reconciliation between net income and net income attributable to common stockholders:

	Three Months Ended March 31,
(In thousands, except per share data)	2026	2025
Net income	$506	$459
Less: Net income attributable to participating securities	(14)	(17)
Net income attributable to common stockholders	$492	$442

Weighted average shares outstanding used in basic per common share computations	14,565	14,370
Add: Dilutive potential common shares	—	—
Weighted average shares outstanding used in diluted per common share computations	14,565	14,370

Basic EPS	$0.03	$0.03
Diluted EPS	$0.03	$0.03
During 2024 and 2025, performance share awards were granted to certain executive officers and key employees of the Company that will result in the issuance of common stock if the predefined performance criteria are met. The awards provide for an aggregate target of 342,955 shares, of which none have been included in the calculation of diluted EPS for the three months ended March 31, 2026, because the related threshold award performance levels have not been achieved as of March 31, 2026. See Note 9 - Stock-Based Compensation and Equity for more information.

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
The Company recognized $0.1 million of income tax expense for the three months ended March 31, 2026. On July 4, 2025, H.R. 1, or the “One Big Beautiful Bill Act” (“OBBBA”), was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. The OBBBA reduced the Company’s 2026 expected current tax liability as a result of the ability to deduct domestic research and development expenses.
Our estimated annual ETR, including discrete items, for the three months ended March 31, 2026, was 13.1% compared to 90.7% for the three months ended March 31, 2025. The primary contributing factors to the difference between the estimated annual ETR for the three months ended March 31, 2026 of 13.1% and the statutory tax rate of 21%, are state taxes, R&D federal tax credit, and the decrease in valuation allowance.
Valuation allowance
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ending March 31, 2026. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.
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

During the three months ended March 31, 2026, the Company recorded $0.1 million in net incremental stock-based compensation expense as a result of modifications of equity awards. There was no incremental stock-based compensation expense for the three months ended March 31, 2025. These modifications extended the vesting period of equity awards which otherwise would have been forfeited by twelve to eighteen months requiring no additional service performance from these individuals, other than compliance with certain restrictive covenants.
As of December 31, 2025, the performance metrics applicable to both the 2025 and 2024 performance share awards were deemed probable of achievement resulting in expense recognition of 200% of the grant date fair value. The Company recorded incremental compensation expense of $0.1 million for the three months ended March 31, 2026 related to these performance share awards.
The following table details total stock-based compensation expense for the three months ended March 31, 2026 and 2025, included in the condensed consolidated statements of operations:

	Three Months Ended March 31,
(In thousands)	2026	2025
Costs of revenue (exclusive of amortization and depreciation)	$125	$199
Other expenses (including G&A, S&M, and product development)	1,538	1,014
Pre-tax stock-based compensation expense	1,663	1,213
Less: income tax effect	—	(255)
Net stock-based compensation expense	$1,663	$958
The Company's stock-based compensation awards are in the form of restricted stock and performance share awards granted pursuant to the Company's Second Amended and Restated 2019 Incentive Plan (the "Plan"). As of March 31, 2026, there was $7.7 million of unrecognized compensation expense related to unvested and unearned, as applicable, stock-based compensation arrangements granted under the Plan, which is expected to be recognized over a weighted-average period of 1.6 years.
From and after the effective time of the proposed Merger, the Company’s common stock will no longer be outstanding, and the various equity awards outstanding immediately prior to the effective time of the proposed Merger will be subject to the treatment set forth in the Merger Agreement.
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
A summary of restricted stock activity under the Plan during the three months ended March 31, 2026 is as follows:

	Three Months Ended March 31, 2026
	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested restricted stock outstanding at beginning of period	455,609	$22.56
Granted	—	—
Vested	(253,638)	18.96
Forfeited	(8,318)	17.38
Unvested restricted stock outstanding at end of period	193,653	$18.58

Performance Share Awards
The Company grants performance share awards to executive officers and certain key employees under the Plan. The vesting of the awards is contingent upon the Company’s achievement of performance goals predetermined by the Compensation Committee of the Board of Directors at the time the award is issued, which is considered a performance condition. Compensation expense for the performance share awards is recognized based on management’s current expectation of achievement of the cumulative adjusted operating cash flows performance condition, using the grant-date fair value that incorporates the total shareholder return ("TSR") market condition. The Company reassesses the expected payout each reporting period and records any cumulative catch-up (true-up or true-down) adjustments in the period of change; previously recognized compensation cost is reversed if the requisite service is not completed or if the cumulative adjusted operating cash flows payout is ultimately determined to be zero. At the end of a three-year performance period, the number of shares of common stock earned and issuable under each performance share award will be determined based on the achievement of the performance conditions outlined in the award. The awards will be cancelled if none of the performance conditions are met at the end of the performance period.
The number of shares of common stock issued under the awards will be dependent upon which level of the performance objective is met, as defined by the terms of the award. In the event that the Company's financial performance meets the predetermined targets for the performance objectives of the performance share awards, the Company will issue each award recipient the number of shares of common stock equal to the target award specified in the individual's underlying performance share award agreement. In the event the financial results of the Company exceed the predetermined targets, additional shares up to the maximum award may be issued. In the event the financial results of the Company fall below the predetermined targets, a reduced number of shares may be issued. If the financial results of the Company fall below the minimum threshold performance levels, no shares may be issued. Additionally, if the Company meets the performance condition for vesting, the number of shares of common stock issuable will be further adjusted based on the Company’s TSR, as defined in the award agreement, compared to a small-cap market index. This is considered a market condition as it is dependent upon the Company’s performance as compared to market results.
The recipients of performance share awards do not receive dividends or possess voting rights during the performance period and, accordingly, the fair value of the performance share awards is the quoted market value of TruBridge’s common stock on the grant date less the present value of the expected dividends not received during the relevant period.
The TSR performance metric described above meets the definition of a market condition. A third-party appraiser prepares a Monte Carlo simulation pricing model to determine the fair value of this market condition, which is recognized ratably over the three-year performance period.
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
A summary of performance share award activity under the Plan during the three months ended March 31, 2026 is as follows, based on the target award amounts set forth in the performance share award agreements:

	Three Months Ended March 31, 2026
	Shares	Weighted-Average Grant Date Fair Value Per Share
Performance share awards outstanding at beginning of period	460,931	$25.10
Granted	—	—
Forfeited or unearned	(117,976)	30.57
Performance share awards outstanding at end of period	342,955	$16.96
Stock Repurchases
We repurchased 72,869 and 65,787 shares during the three months ended March 31, 2026 and 2025, respectively, to fund required tax withholdings related to the vesting of shares of restricted stock.
Common Stock Rights Agreement
On March 26, 2024, the Company’s Board of Directors declared a dividend of one right (a “Right”) for each of the Company’s issued and outstanding shares of common stock. The dividend was paid to the stockholders of record at the close of business on April 4, 2024. The complete description and terms of the Rights are set forth in the Rights Agreement, dated as of March 26, 2024, by and between the Company and Computershare Trust Company, N.A., as rights agent, as amended by the Amendment to the Rights Agreement dated as of April 22, 2024 (as amended, the “Rights Agreement”).
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
10.   FINANCING RECEIVABLES
Short-Term Payment Plans
The Company provided fixed monthly payment arrangements ("short-term payment plans") over terms ranging from three to twelve months for certain add-on software installations. As a practical expedient, we do not adjust the amount of consideration recognized as revenue for the financing component as unearned income when we expect payment within one year or less. These receivables, included in the current portion of financing receivables, were comprised of the following at March 31, 2026 and December 31, 2025:

(In thousands)	March 31, 2026	December 31, 2025
Short-term payment plans, gross	$689	$1,293
Less: allowance for credit losses	(34)	(65)
Short-term payment plans, net	$655	$1,228
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

The components of these receivables were as follows at March 31, 2026 and December 31, 2025:

(In thousands)	March 31, 2026	December 31, 2025
Long-term financing arrangements, gross	$3,275	$2,591
Less: allowance for credit losses	(799)	(797)
Less: unearned income	(92)	(91)
Long-term financing arrangements, net	$2,384	$1,703
Future minimum payments to be received subsequent to March 31, 2026 are as follows:

(In thousands)
Years Ending December 31,
2026 (remaining nine months)	$2,004
2027	1,117
2028	154
Total minimum payments to be received	3,275
Less: allowance for credit losses	(799)
Less: unearned income	(92)
Long-term financing arrangements, net	$2,384

Credit Quality of Financing Receivables and Allowance for Credit Losses
The following table is a rollforward of the allowance for credit losses for the three months ended March 31, 2026 and year ended December 31, 2025:

(In thousands)	Balance at Beginning of Period	Change in Provision	(Charge-offs)	Miscellaneous Adjustments	Sale of AHT	Balance at End of Period
March 31, 2026	$862	$(29)	$—	$—	$—	$833
December 31, 2025	$438	$365	$—	$59	$—	$862
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
Customer payments are considered past due if a scheduled payment is not received within contractually agreed upon terms. To facilitate customer collection and credit monitoring efforts, financing receivable amounts are invoiced and reclassified to trade accounts receivable when they become due, with all invoiced amounts placed on non-accrual status. As a result, all past due amounts related to the Company’s financing receivables are included in accounts receivable in the accompanying condensed consolidated balance sheets. The following is an analysis of the age of financing receivables amounts (excluding short-term payment plans) that have been reclassified to trade accounts receivable and were past due as of March 31, 2026 and December 31, 2025:

(In thousands)	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due
March 31, 2026	$377	$116	$297	$790
December 31, 2025	$935	$298	$1,002	$2,235
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

(In thousands)	March 31, 2026	December 31, 2025
Stratification of uninvoiced client financing receivables based on aging of related trade accounts receivable:
Uninvoiced client financing receivables related to trade accounts receivable that are 1 to 90 Days Past Due	$1,140	$1,201
Uninvoiced client financing receivables related to trade accounts receivable that are 91 to 180 Days Past Due	828	458
Uninvoiced client financing receivables related to trade accounts receivable that are 181 + Days Past Due	965	841
Total uninvoiced client financing receivables balances of clients with a trade accounts receivable	$2,933	$2,500
Total uninvoiced client financing receivables of clients with no related trade accounts receivable	250	—
Total financing receivables with contractual maturities of one year or less	689	1,293
Less: allowance for credit losses	(833)	(862)
Total financing receivables	$3,039	$2,931

11. INTANGIBLE ASSETS AND GOODWILL
The following tables summarize the gross carrying amounts, accumulated amortization and accumulated impairment of identifiable intangible assets with definite lives by major class as of March 31, 2026 and December 31, 2025:

	March 31, 2026
(In thousands)	Customer Relationships	Trademark	Developed Technology	Non-Compete Agreements	Total
Gross carrying amount	$116,470	$7,720	$31,900	$1,620	$157,710
Accumulated amortization	(62,308)	(5,378)	(24,893)	(1,251)	(93,830)
Accumulated impairment	—	(2,342)	—	—	(2,342)
Net intangible assets as of March 31, 2026	$54,162	$—	$7,007	$369	$61,538

	December 31, 2025
(In thousands)	Customer Relationships	Trademark	Developed Technology	Non-Compete Agreements	Total
Gross carrying amount	$116,470	$7,720	$31,900	$1,620	$157,710
Accumulated amortization	(59,898)	(5,378)	(24,404)	(1,171)	(90,851)
Accumulated impairment	—	(2,342)	—	—	(2,342)
Net intangible assets as of December 31, 2025	$56,572	$—	$7,496	$449	$64,517

The following table represents the remaining amortization of definite-lived intangible assets as of March 31, 2026:

(In thousands)
For the year ended December 31,
2026 (remaining nine months)	$8,538
2027	10,496
2028	10,203
2029	10,095
2030	6,676
Thereafter	15,530
Total	$61,538
The following table sets forth the change in the gross and carrying value of our goodwill balances by reportable segment as of December 31, 2025 and March 31, 2026:

(In thousands)	Financial Health	Patient Care	Total
Gross value at December 31, 2025	$79,748	$128,738	$208,486
Accumulated impairment	—	(35,913)	(35,913)
Carrying value at December 31, 2025	79,748	92,825	172,573

Gross value at March 31, 2026	79,748	128,738	208,486
Accumulated impairment	—	(35,913)	(35,913)
Carrying value as of March 31, 2026	$79,748	$92,825	$172,573

Goodwill is evaluated for impairment annually on October 1, or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist.

12. LONG-TERM DEBT
Long-term debt was comprised of the following at March 31, 2026 and December 31, 2025:

(In thousands)	March 31, 2026	December 31, 2025
Term loan facility	$68,250	$69,125
Revolving credit facility	97,500	97,500
Debt obligations	165,750	166,625
Less: unamortized debt issuance costs	(1,898)	(2,000)
Debt obligation, net	163,852	164,625
Less: current portion	(3,384)	(3,384)
Long-term debt	$160,468	$161,241
As of March 31, 2026, the carrying value of debt approximated the fair value due to the variable interest rate, which, in our opinion, reflected the market rate. The interest rate for the outstanding debt under our term loan facility and revolving credit facility as of March 31, 2026 was 5.95%.
Credit Agreement
In conjunction with our acquisition of Healthland Holding Inc. in January 2016, we entered into a syndicated credit agreement with Regions Bank ("Regions") serving as administrative agent, which provided for a $125 million term loan facility and a $50 million revolving credit facility. On June 16, 2020, we entered into an Amended and Restated Credit Agreement that increased the aggregate principal amount of our credit facilities to $185 million, including a $75 million term loan facility and a $110 million revolving credit facility. On May 2, 2022, we entered into a First Amendment (the "First Amendment") to the Amended and Restated Credit Agreement that increased the aggregate principal amount of our credit facilities to $230 million, which included a $70 million term loan facility and a $160 million revolving credit facility. There are no limitations on borrowing under the revolving credit facility other than that, as of the date of borrowing, there cannot be an ongoing event of default and there cannot be an event of default that would result from a new credit extension. In addition, the interest rate provisions of the First Amendment reflect the transition from the London Interbank Offered Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR") as the new benchmark interest rate for each loan. On November 25, 2025, we entered into a further Amended and Restated Credit Agreement (the “Amended Credit Agreement”; capitalized terms used but not defined herein shall have the meanings ascribed to them in the Amended Credit Agreement) that increased the aggregate principal amount of our credit facilities to $250 million, including a $70 million term loan facility and a $180 million revolving credit facility. The Amended Credit Agreement provides incremental facility capacity of $75 million, subject to certain conditions.
Each of our credit facilities continues to bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Term SOFR rate for the relevant interest period, subject to a floor of 0.0%, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month SOFR rate, subject to the aforementioned floor, plus one percent per annum, or (3) a combination of (1) and (2). The applicable margin for SOFR loans and the letter of credit fee ranges from 1.5% to 3.0%. The applicable margin for base rate loans ranges from 0.5% to 2.0%, in each case based on the Company's consolidated net leverage ratio. The Amended Credit Agreement removed the “SOFR Adjustment” that had been included in the Term SOFR calculation.
The term loan and revolving credit facilities mature on November 25, 2030. The term loan facility requires quarterly principal payments of approximately $0.9 million beginning December 31, 2025 through September 30, 2030. Any principal outstanding under the revolving credit facility is due and payable on the maturity date.

Anticipated annual future maturities of the term loan facility and revolving credit facility are as follows as of March 31, 2026:

(In thousands)
2026 (remaining nine months)	$2,625
2027	3,500
2028	3,500
2029	3,500
2030	152,625
Thereafter	—
$165,750
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
13.   OPERATING LEASES
The Company leases office space in various locations in Alabama and India. These leases have terms expiring from 2026 through 2029 but contain optional extension terms. During the three months ended March 31, 2026, the Company commenced a new 36 month term operating lease in India and recognized a non-cash right of use asset of $2.7 million in exchange for the lease obligation.

Supplemental balance sheet information related to operating leases was as follows:

(In thousands)	March 31, 2026	December 31, 2025
Operating lease right-of-use assets:
Operating lease right-of-use assets	$4,427	$2,010
Operating lease liabilities:
Other accrued liabilities	1,590	772
Operating lease liabilities, less current portion	3,015	1,346
Total operating lease liabilities	$4,605	$2,118
Weighted average remaining lease term in years	2.8	2.9
Weighted average discount rate	5.1%	3.9%
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
The future minimum lease payments under these operating leases subsequent to March 31, 2026 are as follows:

(In thousands)
2026 (remaining nine months)	$1,327
2027	1,756
2028	1,551
2029	322
Total lease payments	4,956
Less imputed interest	(351)
Total	$4,605
Total lease expense for the three months ended March 31, 2026 and 2025 was $0.3 million and $0.3 million, respectively.
Total cash paid for amounts included in the measurement of lease liabilities within operating cash flows from operating leases for the three months ended March 31, 2026 and 2025 was $0.2 million and $0.3 million, respectively.

14.  COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. Management does not believe it is reasonably possible that such matters will have a material adverse effect on the Company’s condensed consolidated financial statements.
On February 13, 2026, VG Sellers, Inc. (the "Seller") brought a civil action in the Delaware Chancery Court against Company alleging breaches of the Securities Purchase Agreement (the "SPA") governing the Company’s acquisition of Viewgol, LLC in October 2023 (the "Viewgol Acquisition"). Among other claims, the Seller alleges that it is entitled to an additional payment of up to $31.5 million pursuant to the earnout provisions set forth in the SPA, based on the Seller's assertion that Viewgol, LLC achieved certain financial targets for the year ended December 31, 2024 (such payment, the "2024 Earnout Payment"). The Company believes that the Seller is not entitled to any portion of the 2024 Earnout Payment. On March 10, 2026, the Company filed its Answer to Seller’s Complaint and filed Counterclaims against Seller that, among other things, seek a declaration that Seller is not entitled to any portion of the 2024 Earnout Payment; assert a claim against the Seller’s former owners for breach of the SPA; and seek compensatory damages and other remedies as a result of wrongdoing by Seller and its former owners. At December 31, 2025, the Company accrued $5.0 million associated with the resolution of this matter. It is reasonably possible that the estimate will change in the near term and the effect of the change could be material and therefore we can provide no assurance as to the scope and outcome of these matters.

15.  FAIR VALUE
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
As of March 31, 2026, we estimated the fair value of contingent consideration that represents a potential earnout payment to Viewgol’s former equity holders based on information available to management as of the reporting date. Refer to Note 14 of the condensed consolidated financial statements included herein for additional detail regarding contingent consideration. We did not have any other instruments that required fair value measurement as of March 31, 2026.
The following table summarizes the carrying amount and fair value of the contingent consideration at March 31, 2026:

		Fair Value at March 31, 2026 Using
(In thousands)	Carrying Amount at March 31, 2026	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Contingent consideration	$5,000	$—	$—	$5,000
Total	$5,000	$—	$—	$5,000

The following table summarizes the carrying amount and fair value of the contingent consideration at December 31, 2025:

		Fair Value at December 31, 2025 Using
(In thousands)	Carrying Amount at December 31, 2025	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Contingent consideration	$5,000	$—	$—	$5,000
Total	$5,000	$—	$—	$5,000

16.  SEGMENT REPORTING
Our chief operating decision maker (“CODM”) utilizes two operating segments, “Financial Health” and “Patient Care,” based on our two distinct business units with unique market dynamics and opportunities. They represent the components of the Company for which separate financial information is available and is utilized on a regular basis by the CODM in assessing segment performance and in allocating the Company’s resources.
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
“Adjusted EBITDA” consists of GAAP net income as reported and adjusts for (i) depreciation expense; (ii) amortization of software development costs; (iii) amortization of acquisition-related intangibles; (iv) stock-based compensation; (v) severance and other non-recurring charges; (vi) interest expense and other income; (vii) gain on sale of AHT; (viii) loss on disposal of property and equipment; and (ix) the provision for income taxes. There are no intersegment revenues to be eliminated in computing segment revenue.
The CODM does not evaluate operating segments nor make decisions regarding operating segments based on assets. Consequently, we do not disclose total assets by reportable segment.

The following table presents a summary of the revenues and Adjusted EBITDA of our two operating segments for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(In thousands)	2026	2025
Revenues:
Financial Health	$53,274	$56,133
Patient Care	32,997	31,075
Total revenues	86,271	87,208

Less:
Financial Health expenses:
Cost of revenues (excluding amortization and depreciation and stock-based compensation expense)	$27,144	$27,073
Product development (excluding stock-based compensation)	3,061	3,109
Sales and marketing (excluding stock-based compensation)	3,644	3,830
General and administrative expenses (excluding stock-based compensation)	11,763	10,840
Total Financial Health expenses	$45,612	$44,852
Patient Care expenses:
Cost of revenues (excluding amortization and depreciation and stock-based compensation expense)	$11,080	$12,241
Product development (excluding stock-based compensation)	4,263	4,930
Sales and marketing (excluding stock-based compensation)	2,597	1,395
General and administrative expenses (excluding stock-based compensation)	6,245	5,559
Total Patient Care expenses	$24,185	$24,125
Total segment expenses	$69,797	$68,977

Adjusted EBITDA by segment:
Financial Health	7,662	11,281
Patient Care	8,812	6,950
Total Adjusted EBITDA	$16,474	$18,231

The following table reconciles Adjusted EBITDA to income before taxes:

	Three Months Ended March 31,
(In thousands)	2026	2025
Total Adjusted EBITDA	$16,474	$18,231
Less:
Interest expense and other income	2,468	3,291
Depreciation expense	271	291
Amortization of software development costs	3,620	3,071
Amortization of acquisition-related intangibles	2,979	3,053
Stock-based compensation	1,663	1,213
Severance and other non-recurring charges	4,883	2,443
Loss on disposal of property and equipment	8	—
Gain on sale of AHT	—	(53)
Income before taxes	$582	$4,922

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

Risks Related to the Proposed Merger
•the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement;
•the risk that the Company’s stockholders may not approve the proposed Merger;
•the risk that the necessary regulatory approvals may not be obtained or may be obtained subject to conditions that are not anticipated;
•risks that any of the other closing conditions to the proposed Merger may not be satisfied in a timely manner, including approval by the shareholders of Inventurus Knowledge Solutions Limited, an Indian public limited company (“TopCo”), as may be necessary in connection with the debt financing for the transaction;
•risks related to the satisfaction of the conditions to funding, finalization of the financing documentation and the consummation of the financing contemplated for the proposed transaction;
•risks related to financial community and rating agency perceptions of the Company and its business, operations, financial condition and the industry in which it operates;
•risks related to potential litigation brought in connection with the proposed transaction;
•risks related to disruption of management’s time from ongoing business operations due to the proposed transaction;
•effects of the announcement, pendency or completion of the proposed transaction on the ability of the Company to retain customers and retain and hire key personnel and maintain relationships with suppliers and partners, and on the Company’s operating results and businesses generally;
•the effect of the restrictions placed on the Company’s business activities during the pendency of the proposed transaction;
•the significant amount of the costs, fees, expenses and other charges in connection with the proposed transaction;
•provisions in the Merger Agreement that could discourage or deter potential competing offers for the Company;
•risks related to the potential impact of general economic, geopolitical and market factors on the parties or the proposed transaction;
•risks of the completion of the proposed transaction, including a fixed price to be received by stockholders that will not be adjusted for changes in the Company’s outlook or financial results, federal income taxes for stockholders, or that stockholders will forgo any additional long-term value of the Company;

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
Information concerning these risks and other factors that could cause differences between forward-looking statements and future actual results is discussed under the heading "Risk Factors" in this report and in our Annual Report on Form 10-K for the year ended December 31, 2025.

Proposed Merger
On April 23, 2026, the Company entered into an Agreement and Plan of Merger, dated April 23, 2026 (the “Merger Agreement”), with Inventurus Knowledge Solutions, Inc., a Delaware corporation (“IKS”), IKS Next Horizon, Inc., a Delaware corporation and wholly owned subsidiary of IKS (“Merger Sub”), and solely for certain limited purposes as specified therein, Inventurus Knowledge Solutions Limited, an Indian public limited company, providing for the acquisition of the Company by IKS as described below. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation in the Merger and becoming a wholly owned subsidiary of IKS. Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock of the Company, $0.001 par value (“Company Common Stock”), issued and outstanding immediately prior to the Effective Time (other than (i) shares of Company Common Stock owned by IKS, Merger Sub, the Company, or any of their respective wholly-owned subsidiaries, and (ii) shares of Company Common Stock owned by stockholders of the Company who have properly demanded and not withdrawn or otherwise waived or lost such right to appraisal under Delaware law) will be converted into the right to receive $26.25 per share in cash, without interest. Pursuant to the terms of the Merger Agreement, at the Effective Time, equity-based awards outstanding under the Company’s Amended and Restated 2019 Incentive Plan and Second Amended and Restated 2019 Incentive Plan immediately prior to the Effective Time will generally be subject to the treatment set forth in the Merger Agreement.
The Merger Agreement contains customary representations, warranties and covenants, including, among others, covenants regarding the operation of the business of the Company and its subsidiaries prior to the Effective Time. The consummation of the Merger is subject to various conditions, and the obligation of each party to consummate the Merger is also conditioned on the accuracy of the other party’s representations and warranties (subject to certain materiality exceptions) and the other party’s compliance, in all material respects, with its covenants and agreements under the Merger Agreement. The Company is also subject to customary restrictions on its ability to solicit alternative acquisition proposals from third parties and to provide non-public information to, and participate in discussions and engage in negotiations with, third parties regarding alternative acquisition proposals, with customary exceptions for alternative acquisition proposals that constitute Superior Proposals (as defined in the Merger Agreement) or could reasonably be expected to result in a Superior Proposal. Additionally, the Merger Agreement provides for certain customary termination rights of the Company and IKS. There can be no assurance that the Merger will be completed. See the "Risk Factors" in this report.
The full text of the Merger Agreement is included as an exhibit to this Quarterly Report on Form 10-Q and described in more detail in Item 1.01 of our Current Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on April 23, 2026.
Background
During much of the Company's history, our strategy, operations, and financial results have been largely associated with developments in the electronic health record ("EHR") industry. With the rapid maturity of the EHR industry and the increasing prevalence of and demand for outsourced revenue cycle management ("RCM") services and complementary solutions, we've seen our strategy, operations, and financial results naturally evolve to become more heavily associated with RCM, with Financial Health revenues comprising 64% of our consolidated revenue for 2025. In recognition of this significant shift in strategic focus, Computer Programs and Systems, Inc. changed its corporate name to TruBridge, Inc. on March 4, 2024. Contemporaneous with this name change, the former wholly-owned subsidiaries Evident, LLC, TruBridge, LLC, and TruCode, LLC were merged into the parent company, while the former wholly-owned subsidiary Rycan Technologies, Inc. was merged into its parent and another wholly-owned subsidiary, Healthland Holding Inc. With these changes, the Company's remaining legal structure includes TruBridge, Inc., the parent company, with Viewgol, LLC ("Viewgol"), TruBridge Healthcare Private Limited, iNetXperts, Corp. d/b/a Get Real Health, Healthcare Resource Group, Inc. ("HRG"), Healthland Holding, Inc. (“HHI”), and Healthland, Inc. as its wholly-owned direct and indirect subsidiaries.
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
See Note 16 - Segment Reporting of the condensed consolidated financial statements included herein for additional information on our two reportable segments.
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
We determine net revenue retention rates by reference to the amount of Patient Care recurring revenues that have not been lost due to customer attrition from our production environment customer base in the current year period compared to the same period in the prior year. Production environment customers are those that are using our applications to document live patient encounters, as opposed to legacy environment customers that have view-only access to historical patient records. Since 2019, these retention rates have consistently remained in the mid-to-high 90 percent ranges. The retention rate for Patient Care in the last twelve months was 96.2% (the retention rate for the flagship TruBridge EHR product was 97.9%). We have increased customer retention efforts by enhancing support services, investing in tooling and instrumentation to proactively monitor for potential disruptions, and deploying in-application experience software that delivers application-specific insights while using our products.
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
Artificial Intelligence
We see both the value and risk of generative AI being leveraged in healthcare delivery and are committed to ensuring our client population is not left behind as this rapidly advancing technology is being implemented and adopted. We are active members of TRAIN (Trustworthy and Responsible AI Network), representing our customers alongside large Integrated Delivery Networks (“IDN”) and health systems to help shape the governance and controls to implement AI safely, as well as allowing us a broad view of what is happening in the arena of healthcare in order to keep pace with the developments in the areas of denials management, AI assisted coding, Gen AI chart summarization and more. The Company released its first denials prediction model to the public during the first quarter of 2026. We are continuing to expand the capabilities of the model. Within our innovation team, several pilots are unfolding to drive value for our clients from this technology. We also have several strategic partners we are in discussions with in order to integrate their solutions into our ecosystem.
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
On July 4, 2025, H.R. 1, or the “One Big Beautiful Bill Act” (“OBBBA”), was signed into law in the U.S., which is expected to impact healthcare providers in the U.S., including us, primarily through changes to Medicaid and the Affordable Care Act, which could lead to reduced funding, increased regulatory burdens and potential shifts in patient populations among payer types and utilization. Supplemental federal and state guidance is expected to be issued in order to implement the various provisions of the OBBBA, many of which have effective dates in 2027 and 2028. Additionally, the OBBBA contains a broad range of tax reform provisions affecting businesses. The OBBBA reduced the Company’s 2026 expected current tax liability as a result of the ability to deduct domestic research and development expenses.
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
The overwhelming majority of our historical Patient Care installations have been under a perpetual license model, but customer demand has dramatically shifted towards a SaaS license model in the past several years. SaaS license models made up only 12% of annual new Patient Care installations in 2018, increasing to 100% during 2022 and through the first three months of 2026. These SaaS offerings are attractive to our clients because this configuration allows them to obtain access to advanced software products without a significant initial capital outlay. We expect this trend to continue for the foreseeable future, with the resulting impact on the Company’s condensed consolidated financial statements being reduced Patient Care revenues in the period of installation in exchange for increased recurring periodic revenues (reflected in Patient Care revenues) over the term of the SaaS arrangement. This naturally places downward pressure on short-term revenue growth and profitability metrics, but benefits long-term revenue growth and profitability which, in our view, is consistent with our goal of delivering long-term shareholder value.

Margin Optimization Efforts
Our core growth strategy includes margin optimization by identifying opportunities to further improve our cost structure by executing against initiatives related to organizational realignment, expanded use of offshore resources and the use of automation to increase the efficiency and value of our associates' efforts. Specifically, since 2021, we have implemented a reduction in force intended to more effectively align our resources with business priorities and the Scaled Agile Framework® throughout our EHR product development, implementation and support functions to enhance cohesion, time-to-market and customer satisfaction. This framework is a set of organizational and workflow patterns intended to guide enterprises in scaling lean and agile practices and promote alignment, collaboration, and delivery across large numbers of agile teams.
Additionally, margin optimization initiatives of expanded utilization of offshore resources and automation have commenced and, to date, have provided meaningful efficiencies to our operations, particularly within the Financial Health business. As a service organization, Financial Health's cost structure is heavily dependent upon human capital, subjecting it to the complexities and risks associated with this resource. Chief among these complexities and risks is the ever-present pressure of wage inflation, which has compelled the Company to make compensation adjustments that are outside of historical norms. Prior to our October 2023 acquisition of Viewgol, we were solely reliant upon third-party partnerships for offshore resources, increasing both the execution risk of this initiative and the related cost of scaling this labor force. Since taking over the operations of Viewgol following the “earnout period” that expired on December 31, 2024, we have greatly enhanced our control over the resource availability for this initiative and we have achieved and expect to continue to achieve meaningful per-unit cost efficiencies.
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
Results of Operations
During the first three months of 2026, we generated revenues of $86.3 million from the sale of our products and services, compared to $87.2 million during the first three months of 2025, a decrease of 1%. Net income remained flat at net income of $0.5 million during both the first three months of 2026 and the first three months of 2025, as a reduction in revenue and higher severance and other nonrecurring costs were offset by a lower tax provision.

The following table sets forth certain items included in our results of operations for the three months ended March 31, 2026 and 2025, expressed as a percentage of our total revenues for these periods:

	Three Months Ended March 31,
	2026		2025
(In thousands)	Amount	% Sales	Amount	% Sales
INCOME DATA:
Revenues
Financial Health	$53,274	61.8%	$56,133	64.4%
Patient Care	32,997	38.2%	31,075	35.6%
Total revenues	86,271	100.0%	87,208	100.0%
Expenses
Costs of revenues (exclusive of amortization and depreciation)
Financial Health	27,254	31.6%	27,192	31.2%
Patient Care	11,094	12.9%	12,321	14.1%
Total costs of revenues (exclusive of amortization and depreciation)	38,348	44.5%	39,513	45.3%
Product development	7,445	8.6%	8,247	9.5%
Sales and marketing	6,388	7.4%	5,409	6.2%
General and administrative	24,162	28.0%	19,464	22.3%
Amortization	6,599	7.6%	6,124	7.0%
Depreciation	271	0.3%	291	0.3%
Total expenses	83,213	96.5%	79,048	90.6%
Operating income	3,058	3.5%	8,160	9.4%
Other (expense) income :
Interest expense	(2,630)	(3.0)%	(3,382)	(3.9)%
Other income	154	0.2%	144	0.2%
Total other expense	(2,476)	(2.9)%	(3,238)	(3.7)%
Income before taxes	582	0.7%	4,922	5.6%
Provision for income taxes	76	0.1%	4,463	5.1%
Net income	$506	0.6%	$459	0.5%

Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025
Revenues
Total revenues for the three months ended March 31, 2026 decreased by $0.9 million compared to the three months ended March 31, 2025.

	Three Months Ended March 31,
(In thousands)	2026	2025
Recurring revenues
Financial Health	$52,321	$55,263
Patient Care	28,549	26,707
Total recurring revenues	80,870	81,970
Non-recurring revenues
Financial Health	953	870
Patient Care	4,448	4,368
Total non-recurring revenues	5,401	5,238
Total revenues	$86,271	$87,208

Financial Health revenues decreased by $2.9 million compared to the first quarter of 2025, primarily due to customer attrition, partially offset by increased revenue generated from previous period bookings. Recurring Financial Health revenues, which represent 98% of total Financial Health revenues, decreased by $2.9 million, or 5%, compared to the prior year period.
Patient Care revenues increased by $1.9 million, or 6%, compared to the first quarter of 2025, primarily due to an increase in revenue from new SaaS contracts, migrations to SaaS arrangements, and timing of annual licenses, partially offset by the impact from the sunset of our Centriq product. Centriq revenue accounted for $0.5 million in the first quarter of 2026, compared to $1.1 million in the first quarter of 2025. Patient Care revenue excluding Centriq was $32.5 million in the first quarter of 2026, up 8% from $30.0 million in the first quarter of 2025. Recurring Patient Care revenues, which represented 87% of total Patient Care revenues, increased by $1.8 million, or 7%, compared to the first quarter of 2025, primarily due to an increase in SaaS revenue from migration to SaaS arrangements and new bookings. Non-recurring Patient Care revenues remained relatively flat compared to the first quarter of 2025.
Costs of Revenues (exclusive of amortization and depreciation)
Total costs of revenues (exclusive of amortization and depreciation) decreased by $1.2 million compared to the first quarter of 2025. As a percentage of total revenues, costs of revenues (exclusive of amortization and depreciation) decreased to 44% of revenues during the first quarter of 2026 compared to 45% of revenues during the first quarter of 2025.
Costs associated with our Financial Health revenues increased by $0.1 million compared to the first quarter of 2025, as cost savings through the global workforce transition and cost optimization efforts were offset by investments supporting revenue growth.
Costs associated with our Patient Care revenues decreased by $1.2 million, or 10%, compared to the first quarter of 2025, primarily due to a reduction in software costs and lower labor costs as a result of cost optimization and savings efforts.
Product Development
Product development expenses consist primarily of compensation and other employee-related costs (including stock-based compensation) and infrastructure costs incurred, but not capitalized, for new product development and product enhancements. Product development costs decreased by $0.8 million, or 10%, compared to the first quarter of 2025, primarily due to lower labor and offshore costs as a result of cost optimization initiatives.

Sales and Marketing
Sales and marketing costs increased by $1.0 million, or 18%, compared to the first quarter of 2025, primarily driven by labor investments, including new hires and commissions, to support future sales and client satisfaction, partially offset by a reduction in marketing program costs.
General and Administrative
General and administrative expenses increased by $4.7 million, or 24%, compared to the first quarter of 2025. This change was primarily driven by an increase in severance and other nonrecurring costs, employee benefits, and bad debt expense.
Amortization & Depreciation
Combined amortization and depreciation expense increased by $0.5 million, or 7%, compared to the first quarter of 2025, driven by increased capitalized software amortization.
Total Other Expense
Total other expense decreased by $0.8 million during the first quarter of 2026 compared to the first quarter of 2025. The decrease was driven by a reduction in interest expense due to lower debt and a reduction in the interest rate.
Income Before Taxes
As a result of the foregoing factors, income before taxes decreased by $4.3 million, to income before taxes of $0.6 million in the first quarter of 2026 compared to income before taxes of $4.9 million in the first quarter of 2025.
Provision for Income Taxes
Our effective tax rate for the three months ended March 31, 2026 was 13.1%, compared to 90.7% for the three months ended March 31, 2025. The Company recognized $0.1 million of expense for the three months ended March 31, 2026. The OBBBA reduced the Company’s 2026 expected current tax liability as a result of the ability to deduct domestic research and development expenses.
Net Income
As a result of the foregoing factors, net income remained flat at net income of $0.5 million, or $0.03 per basic and diluted share, for both the first quarter of 2026 and the first quarter of 2025.
Supplemental Segment Information
Our reportable segments have been determined in accordance with ASC 280 - Segment Reporting. We have two reportable operating segments: Financial Health and Patient Care. We evaluate each of our two operating segments based on segment revenues and segment Adjusted EBITDA (as defined below).
“Adjusted EBITDA” consists of GAAP net income as reported and adjusts for (i) depreciation expense; (ii) amortization of software development costs; (iii) amortization of acquisition-related intangibles; (iv) stock-based compensation; (v) severance and other non-recurring charges; (vi) interest expense and other income; (vii) gain on sale of AHT; (viii) loss on disposal of property and equipment; and (ix) the provision for income taxes. The segment measurements provided to and evaluated by the chief operating decision maker (“CODM”) are described in Note 16 - Segment Reporting of the condensed consolidated financial statements. These results should be considered in addition to, and not as a substitute for, results reported in accordance with GAAP.

The following table presents a summary of the revenues and Adjusted EBITDA of our two operating segments for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Change
	2026	2025	$	%
(In thousands)
Revenues by segment:
Financial Health	$53,274	$56,133	$(2,859)	(5)%
Patient Care	32,997	31,075	1,922	6%
Total revenues	$86,271	$87,208	$(937)	(1)%

Adjusted EBITDA by segment:
Financial Health	$7,662	$11,281	$(3,619)	(32)%
Patient Care	8,812	6,950	1,862	27%
Total Adjusted EBITDA	$16,474	$18,231	$(1,757)	(10)%
Segment Revenues
Refer to the corresponding discussion of revenues for each of our reportable segments previously provided under the Revenues heading of this Management's Discussion and Analysis. There are no intersegment revenues to be eliminated in computing segment revenue.
Segment Adjusted EBITDA - Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025
Financial Health Adjusted EBITDA decreased by $3.6 million, or 32%, compared to the first quarter of 2025, primarily due to lower revenue as a result of customer attrition and higher general and administrative expense, including an increase in employee benefits and bad debt expense.
Patient Care Adjusted EBITDA increased by $1.9 million, or 27%, compared to the first quarter of 2025, primarily due to revenue growth from new SaaS contracts, migrations to SaaS arrangements, timing of annual licenses, and cost optimization savings, partially offset by higher general and administrative expense, including an increase in employee benefits and bad debt expense.
Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2026, the aggregate principal amount of our credit facilities was $250.0 million, which included a $70.0 million term loan facility and a $180.0 million revolving credit facility. As of March 31, 2026, we had $165.8 million in principal amount of indebtedness outstanding under the credit facilities.
As of March 31, 2026, we had cash and cash equivalents of $35.4 million and remaining borrowing capacity under the revolving credit facility of $82.5 million, compared to $24.9 million of cash and cash equivalents and $82.5 million of remaining borrowing capacity under the revolving credit facility as of December 31, 2025. We believe that these funding sources, taken together with the future operating cash flows of the combined entity, provide adequate resources to fund ongoing cash requirements for the next twelve months and beyond. We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of filing of this Form 10-Q. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.
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

Aside from normal operating cash requirements, obligations under our Amended Credit Agreement (discussed below) and operating leases, and opportunistic uses of capital in share repurchases and business acquisition transactions, we do not have any material cash commitments or planned cash commitments. Although the Company currently has no obligations related to planned acquisitions, the Company's strategy includes the potential for future acquisitions, which may be funded through draws on the credit facilities or the use of the other sources of liquidity described above.
Operating Cash Flow Activities
Net cash provided by operating activities increased by $9.7 million to $15.5 million for the three months ended March 31, 2026, compared to net cash provided by operating activities of $5.8 million for the three months ended March 31, 2025. This increase in cash flows provided by operations was primarily due to increased cash flows attributable to changes in accounts receivable, accounts payable, and deferred revenue.
Investing Cash Flow Activities
Net cash used in investing activities increased by $0.5 million, to cash used in investing activities of $2.7 million during the three months ended March 31, 2026, compared to cash used in investing activities of $2.2 million during the three months ended March 31, 2025. This increase in net cash used in investing activities was driven by increased purchases of property and equipment and less cash provided from the sale of business, partially offset by lower investments in software development.
Financing Cash Flow Activities
During the three months ended March 31, 2026, our financing activities were a net use of cash in the amount of $2.2 million, as a result of long-term debt principal payments of $0.9 million and $1.3 million used to repurchase shares of our common stock, which are treated as treasury stock. Financing activities were a net use of cash in the amount of $5.7 million during the three months ended March 31, 2025, as long-term debt principal payments of $5.2 million and $1.9 million used to repurchase shares of our common stock, which are treated as treasury stock, were partially offset by $1.3 million in borrowings from our revolving line of credit.
Credit Agreement
As of March 31, 2026, we had $68.3 million in principal amount outstanding under the term loan facility and $97.5 million in principal amount outstanding under the revolving credit facility. Each of our credit facilities continues to bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Term SOFR rate for the relevant interest period, subject to a floor of 0.0%, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month SOFR rate, subject to the aforementioned floor, plus one percent per annum, or (3) a combination of (1) and (2). The applicable margin for SOFR loans and the letter of credit fee ranges from 1.5% to 3.0%. The applicable margin for base rate loans ranges from 0.5% to 2.0%, in each case based on the Company's consolidated net leverage ratio. As of March 31, 2026, the revolving credit facility had an average interest rate of 5.93%.
Principal payments with respect to the term loan facility are due on the last day of each fiscal quarter beginning December 31, 2025, with quarterly principal payments of approximately $0.9 million through September 30, 2030, with maturity on November 25, 2030 or such earlier date as the obligations under the Amended Credit Agreement become due and payable pursuant to the terms of such agreement. Any principal outstanding under the revolving credit facility is due and payable on the maturity date.
Our credit facilities under the Amended Credit Agreement are secured pursuant to the Amended and Restated Pledge and Security Agreement, dated as of November 25, 2025, among the parties identified as obligors therein and Regions, as collateral agent, on a first priority basis by a security interest in substantially all of the tangible and intangible assets (subject to certain exceptions) of the Company and certain subsidiaries of the Company, as guarantors (collectively, the “Subsidiary Guarantors”), including certain registered intellectual property and the capital stock of certain of the Company’s direct and indirect subsidiaries. Our obligations under the Amended and Restated Credit Agreement are also guaranteed by the Subsidiary Guarantors. Refer to Note 12 of the condensed consolidated financial statements included herein for additional detail regarding our credit facilities.
Backlog
Backlog consists of revenues we reasonably expect to recognize over the next twelve months under existing contracts. The revenues to be recognized may relate to a combination of one-time fees for system sales and recurring fees for support and maintenance and RCM services. As of March 31, 2026, we had a twelve-month backlog of approximately $2.4 million in connection with non-recurring system purchases and approximately $323.4 million in connection with recurring payments under support and maintenance and RCM services. As of March 31, 2025, we had a twelve-month backlog of approximately $3.3 million in connection with non-recurring system purchases and approximately $327.8 million in connection with recurring payments under support and maintenance and RCM services. There are certain contracts that are included in the backlog that are excluded from the remaining performance obligations as disclosed in Note 3 to the condensed consolidated financial statements included herein.
Bookings
Bookings are a key operational metric used by management to assess the relative success of our sales generation efforts. Bookings are reported on an Annual Contract Value (“ACV”) basis and represent the newly contracted revenue that is expected to be recognized over a twelve-month period, and were as follows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(In thousands)	2026	2025
Financial Health	$12,463	$12,780
Patient Care	5,187	4,560
Total bookings	$17,650	$17,340
Financial Health
Financial Health bookings during the first quarter of 2026 decreased by $0.3 million, or 2%, from the first quarter of 2025, driven by delays in customer decisions in net-new bookings, which decreased by $4.5 million, or 77%, excluding Viewgol. In addition, there was a decrease in Viewgol bookings of $0.5 million during the first quarter of 2026 compared to the prior year quarter. These decreases were partially offset by an increase in cross-sell bookings of $4.7 million, or 86%.
Patient Care
Patient Care bookings increased during the first quarter of 2026 by $0.6 million, or 14%, compared to the first quarter of 2025. This was primarily due to cross-sell bookings increasing by $0.7 million, or 21%, partially offset by net-new bookings decreasing by $0.1 million, or 8%, mainly due to delays in customer decisions.
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
Critical Accounting Policies and Estimates
Our Management’s Discussion and Analysis is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed financial statements requires us to make subjective or complex judgments that may affect the reported financial condition and results of operations. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the reported values of assets, liabilities, revenues, expenses and other financial amounts that are not readily apparent from other sources. Actual results may differ from these estimates and these estimates may differ under different assumptions or conditions. We continually evaluate the information used to make these estimates as our business and the economic environment changes.
In our Annual Report on Form 10-K for the year ended December 31, 2025, we identified our critical accounting policies and estimates related to revenue recognition, business combinations, including purchased intangible assets, goodwill, and software development costs. There have been no significant changes to these critical accounting policies during the three months ended March 31, 2026.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk relates primarily to the potential fluctuations in the Secured Overnight Financing Rate ("SOFR"), which replaced the British Bankers’ Association London Interbank Offered Rate ("LIBOR") as the new benchmark interest rate for our credit facilities. We had $165.8 million of outstanding borrowings under our credit facilities with Regions Bank at March 31, 2026. The term loan facility and revolving credit facility bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) the Term SOFR rate for the relevant interest period, subject to a floor of 0.0%, (2) an alternate base rate determined by reference to the greater of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus one half of one percent per annum and (c) the one month SOFR rate, subject to the aforementioned floor, plus one percent per annum, or (3) a combination of (1) and (2). Accordingly, we are exposed to fluctuations in interest rates on borrowings under the credit facilities. A one hundred basis point change in interest rate on our borrowings outstanding as of March 31, 2026 would result in a change in interest expense of approximately $1.7 million annually.
We did not have investments as of March 31, 2026 and do not utilize derivative financial instruments to manage our interest rate risks.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2026. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026 due to the material weaknesses in internal control over financial reporting described below.
Material Weaknesses in Internal Control over Financial Reporting
A material weakness is a significant deficiency, or combination of significant deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Based on the assessment described above, management concluded that our internal control over financial reporting (“ICFR”) was not effective as of March 31, 2026 due to the following material weaknesses:
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

The material weaknesses described above did not result in any material misstatements in our financial statements or disclosures for any period presented in the accompanying condensed consolidated financial statements. These material weaknesses could create a reasonable possibility that a material misstatement in our consolidated financial statements would not be prevented or detected on a timely basis.
Management has concluded that the material weaknesses described above existed as of December 31, 2025 and continued through March 31, 2026.
Management’s Remediation Efforts
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
Management also expects to address people factors contributing to the material weaknesses by augmenting resources and providing targeted training on internal control execution and review.
Changes in Internal Control over Financial Reporting
Except for the remediation activities that are being implemented, as described above, there were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or operating results. There have been no material changes to the risk factors disclosed in Part 1, "Item 1A. Risk Factors" in our Annual Report on Form 10-K, other than as described in the risk factors below.
Risks Related to the Proposed Merger
We may not complete the proposed Merger within the time frame we anticipate or at all, which could have an adverse effect on our business, financial results and/or operations.
On April 23, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Inventurus Knowledge Solutions, Inc., a Delaware corporation (“IKS”), IKS Next Horizon, Inc., a Delaware corporation and wholly owned subsidiary of IKS (“Merger Sub”), and solely for certain limited purposes as specified therein, Inventurus Knowledge Solutions Limited, an Indian public limited company (“TopCo”), providing for the acquisition of the Company by IKS as described below. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation in the Merger and becoming a wholly owned subsidiary of IKS.
The completion of the proposed Merger is subject to various conditions, including, among others, (i) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of our common stock entitled to vote on such matter (the “Company Stockholder Approval”), (ii) the statutory waiting period (and any extensions thereof) applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and, if applicable, any contractual waiting periods under any timing agreements in connection therewith, will have expired or been earlier terminated, (iii) the absence of any law or order that is in effect and prevents the consummation of the Merger, and (iv) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement). The obligation of each party to consummate the Merger is also conditioned on the accuracy of the other party’s representations and warranties (subject to certain materiality exceptions) and the other party’s compliance, in all material respects, with its covenants and agreements under the Merger Agreement. These conditions to the closing of the Merger may not be fulfilled in a timely manner or at all, and, accordingly, the proposed Merger may not be completed.
In addition, each of IKS and the Company may terminate the Merger Agreement under certain specified circumstances, including but not limited to, if (1) the consummation of the Merger does not occur on or before October 23, 2026, (2) any law is enacted that prevents the consummation of the Merger and such law becomes final, binding and non-appealable, (3) the Company Stockholder Approval is not obtained, or (4) the approval by the shareholders of TopCo as may be necessary in connection with TopCo’s debt financing of the Merger, as required under the Laws of India, is not obtained by June 22, 2026. Upon the termination of the Merger Agreement under specified circumstances, the Company would be required to pay IKS a termination fee of approximately $12.3 million. Further, upon the termination of the Merger Agreement under specified circumstances, IKS would be required to pay the Company a reverse termination fee of approximately $24.6 million.
If the Merger is not completed, or if there are significant delays in completing the Merger, the trading price of our common stock and our future business and financial results could be negatively affected, and we may be subject to several risks, including (i) negative reactions from the financial markets, including declines in the price of our common stock due to the fact that current prices may reflect a market assumption that the Merger will be completed, (ii) negative perceptions of the Company and its business, operations, financial condition and industry held by the financial community and rating agencies, and (iii) having to pay certain significant costs relating to the Merger.
Litigation may arise in connection with the Merger, which could be costly, prevent consummation of the Merger, divert management’s attention and otherwise materially harm our business.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements and/or their directors and officers. A negative outcome in any such lawsuit could result in substantial costs to the Company, including any costs associated with the indemnification of directors and officers. Regardless of the outcome of any future litigation related to the proposed Merger, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of the business. If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger. Any litigation related to the Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our business relationships or otherwise materially harm our operations and financial performance.
The announcement, pendency or completion of the proposed Merger may disrupt and/or harm our current plans and operations, may divert management’s time and attention, and may adversely affect relationships with our key personnel, customers, suppliers, service providers, partners, consultants, and other business counterparties, any of which may impact our financial performance or operating results.
The announcement, pendency or completion of the proposed Merger may disrupt and/or harm our current plans and operations, as management’s time and attention may be diverted on transaction-related issues. In response to the announcement, pendency or completion of the Merger, our ability to hire and retain key personnel may be diminished. Additionally, our existing or prospective customers, suppliers, service providers, partners, consultants, and other business counterparties may: (i) delay, defer, or cease entering into a business relationship with us; (ii) terminate their relationships with us; (iii) delay or defer other decisions concerning us; or (iv) seek to change the terms on which they do business with us. Any of these factors could materially harm our financial performance or operating results.
Restrictions under the Merger Agreement may adversely affect our business and operations.
Under the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the proposed Merger which may adversely affect our ability to take certain actions that management might believe to be beneficial to the business, including, but not limited to, making material acquisitions, disposing of material assets, entering into material agreements, making capital expenditures in excess of specified amounts, issuing additional capital stock or other equity securities, or incurring additional indebtedness (in each case, subject to certain exceptions). These limitations may have adverse effects on our existing or planned relationships with our existing or prospective customers, suppliers, service providers, consultants and employees, which could adversely affect our business and operations prior to the completion of the Merger. The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.
We have incurred, and will continue to incur, significant direct and indirect costs in connection with the proposed Merger.
We have incurred, and will continue to incur, significant costs, fees, expenses and other charges, including regulatory costs, fees for professional services and other transaction costs, in connection with the proposed Merger, for which we will have received little to no benefit if the proposed Merger is not completed. We must pay substantially all of these costs and expenses whether or not the transaction is completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

The Merger Agreement contains provisions that could discourage or deter a potential competing acquirer from making a favorable alternative transaction proposal to the Company and, in specified circumstances, could require us to pay substantial termination fees to IKS.
Under the Merger Agreement, the Company is subject to customary restrictions on its ability to solicit alternative acquisition proposals from third parties and to provide non-public information to, and participate in discussions and engage in negotiations with, third parties regarding alternative acquisition proposals, with customary exceptions for alternative acquisition proposals that constitute Superior Proposals (as defined in the Merger Agreement) or could reasonably be expected to result in a Superior Proposal. Further, our Board of Directors is required to recommend that our stockholders vote in favor of the Merger, subject to exceptions for Superior Proposals and other situations where failure to effect a recommendation change would be inconsistent with the Board of Directors’ fiduciary duties. Upon the termination of the Merger Agreement under specified circumstances, including, among others, the termination by IKS in the event of a Change of Recommendation (as defined in the Merger Agreement) by our Board of Directors, the Company would be required to pay IKS a termination fee of approximately $12.3 million. Such provisions of the Merger Agreement could discourage or deter a third party that may be willing to pay more than IKS for the Company’s outstanding common stock from considering or proposing such an acquisition of the Company.
The completion of the proposed Merger creates risks to our stockholders.
Even if successfully completed, there are certain risks to our stockholders from the proposed Merger, including: the amount of cash per outstanding share of our common stock to be paid under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock; receipt of the all-cash per share Merger consideration under the Merger Agreement is taxable to stockholders who are treated as U.S. holders for U.S. federal income tax purposes; and if the Merger is completed, our stockholders will forego the opportunity to realize the potential long-term value of a successful execution of our current business strategy as an independent company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Repurchases of Equity Securities
The following table provides information about our repurchases of common stock during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Beginning of Period				$—
January 1, 2026 - January 31, 2026	—	—	—	—
February 1, 2026 - February 28, 2026	—	—	—	—
March 1, 2026 - March 31, 2026	72,869	17.66	—	—
Total	72,869	17.66	—	—
(1) There were 72,869 shares repurchased during the three months ended March 31, 2026 to fund required tax withholdings related to the vesting of restricted stock.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
(a) None.
(b) Not applicable.
(c) Rule 10b5-1 Trading Arrangements
From time to time, members of the Company's Board of Directors and officers of the Company may enter into Rule 10b5-1 trading plans, which allow for the purchase or sale of common stock under pre-established terms at times when directors and officers might otherwise be prevented from trading under insider trading laws or because of self-imposed blackout periods. Such trading plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and comply with the Company's insider trading policy. During the quarter ended March 31, 2026, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6.	Exhibits.
Effective as of March 4, 2024, we changed our name to TruBridge, Inc. By operation of law, any reference to “Computer Programs and Systems, Inc.” or “CPSI” in these exhibits should be read as “TruBridge” as set forth in the Exhibit List below.

2.1
Securities Purchase Agreement, dated as of October 16, 2023, by and among Computer Programs and Systems, Inc., Viewgol, LLC, VG Sellers, Inc. and Travis Douglas Huffman, Kristen Closson and Harry Hopkinds (filed as Exhibit 2.1 to CPSI’s Current Report on Form 8-K dated October 17, 2023 and incorporated herein by reference)

2.2*
Stock Purchase Agreement, dated as of January 16, 2024, by and among Computer Programs and Systems, Inc., PointClickCare Technologies USA Corp., Healthland, Inc., and American HealthTech, Inc. (filed as Exhibit 2.1 to TruBridge, Inc.’s Current Report on Form 8-K dated January 17, 2024 and incorporated herein by reference)

2.3*
Agreement and Plan of Merger, dated April 23, 2026, by and among TruBridge, Inc., Inventurus Knowledge Solutions, Inc., IKS Next Horizon, Inc. and, for certain limited purposes, Inventurus Knowledge Solutions Limited (filed as Exhibit 2.1 to TruBridge, Inc.’s Current Report on Form 8-K dated April 23, 2026 and incorporated herein by reference)

3.1	Certificate of Incorporation (filed as Exhibit 3.4 to Computer Programs and Systems, Inc. Registration Statement on Form S-1 (Registration No. 333-84726) and incorporated herein by reference)

3.2	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3.1 to TruBridge, Inc.’s Current Report on Form 8-K dated March 4, 2024 and incorporated herein by reference)

3.3	Second Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3.1 to TruBridge, Inc.’s Current Report on Form 8-K dated May 8, 2025 and incorporated herein by reference)

3.4	Second Amended and Restated Bylaws dated October 25, 2024 (filed as Exhibit 3.1 to TruBridge, Inc.'s Current Report on Form 8-K dated October 25, 2024 and incorporated herein by reference)

4.1
Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.1 to CPSI's Annual Report on Form 10-K for the period ended December 31, 2019 and incorporated herein by reference)

4.2
Rights Agreement dated as of March 26, 2024, by and between TruBridge, Inc. and Computershare Trust Company, N.A., as Rights Agent (filed as Exhibit 4.1 to TruBridge, Inc.’s Current Report on Form 8-K dated March 26, 2024 and incorporated herein by reference)

4.3
Amendment to the Rights Agreement, dated as of April 22, 2024, by and between TruBridge, Inc. and Computershare Trust Company, N.A., as Rights Agent (filed as Exhibit 4.2 to TruBridge, Inc.’s Current Report on Form 8-K filed April 23, 2024 and incorporated herein by reference)

4.4
Second Amendment to the Rights Agreement, dated as of February 11, 2025, by and between TruBridge, Inc. and Computershare Trust Company, N.A., as Rights Agent (filed as Exhibit 4.3 to TruBridge, Inc.’s Current Report on Form 8-K dated February 12, 2025 and incorporated herein by reference)

10.1
Cooperation Agreement, dated as of January 7, 2026, by and between TruBridge, Inc. and Pinetree Capital Ltd. and L6 (filed as Exhibit 10.1 to TruBridge, Inc.’s Current Report on Form 8-K dated January 8, 2026 and incorporated herein by reference)

10.2
Voting and Support Agreement, dated April 23, 2026, by and among TruBridge, Inc., Pinetree Capital Ltd. and L6 Holdings Inc. (filed as Exhibit 10.1 to TruBridge, Inc.’s Current Report on Form 8-K dated April 23, 2026 and incorporated herein by reference)

10.3
Voting and Support Agreement, dated April 23, 2026, by and among TruBridge, Inc. and Ocho Investments LLC (filed as Exhibit 10.2 to TruBridge, Inc.’s Current Report on Form 8-K dated April 23, 2026 and incorporated herein by reference)

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Certain annexes and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby agrees to furnish supplemental copies of any of the omitted documents to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUBRIDGE, INC.

May 8, 2026	By:	/s/ Christopher L. Fowler
Christopher L. Fowler
President and Chief Executive Officer

May 8, 2026	By:	/s/ Vinay Bassi
Vinay Bassi
Chief Financial Officer